Form 10-Q
period 2000-09-30
DUN & BRADSTREET CORP/NW
filed 2000-11-14
CIK 1115222

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------     ------------------

                             Commission file number
                                    001-15967


                        THE DUN & BRADSTREET CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     22-3725387
(State of Incorporation)                 (I.R.S. Employer Identification No.)


One Diamond Hill Road, Murray Hill, NJ                    07974
---------------------------------------------    ------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (908) 665-5000
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Shares Outstanding
      Title of Class                              at October 31, 2000
      --------------                              -------------------
       Common Stock,
 par value $0.01 per share                            81,557,664

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                                        PAGE
-----------------------------                                                        ----
Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three and Nine Months Ended September 30, 2000 and 1999                          3

Consolidated Balance Sheets (Unaudited)
      September 30, 2000 and December 31, 1999                                         4

Consolidated Statements of Cash Flows (Unaudited)
      Nine Months Ended September 30, 2000 and 1999                                    5

Notes to Consolidated Financial Statements (Unaudited)                               6-16

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      17-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk                    28

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                             28

Item 6. Exhibits and Reports on Form 8-K                                             29-32

SIGNATURES                                                                            33
----------

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       QUARTER ENDED                       YEAR-TO-DATE
                                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 --------------------------       ------------------------------
Amounts in millions, except per share data                           2000           1999                2000             1999
                                                                 -----------     ----------       ------------      ------------
OPERATING REVENUES                                               $    334.9      $    334.4       $    1,039.2      $    1,038.2
--------------------------------------------------------         -----------     -----------      -------------     -------------
OPERATING COSTS:
   Operating Expenses                                                 122.1           132.1              389.9             404.3
   Selling and Administrative Expenses                                133.5           128.5              412.5             414.2
   Depreciation and Amortization                                       28.7            30.4               85.1              95.5
   Reorganization Costs                                                26.4              -                28.6                -
--------------------------------------------------------         -----------     -----------      -------------     -------------
Operating Costs                                                       310.7           291.0              916.1             914.0
--------------------------------------------------------         -----------     -----------      -------------     -------------
OPERATING INCOME                                                       24.2            43.4              123.1             124.2
--------------------------------------------------------         -----------     -----------      -------------     -------------
NON-OPERATING INCOME (EXPENSE) - NET:
   Interest Income                                                      1.2             0.4                3.0               1.4
   Interest Expense                                                    (3.2)           (1.3)              (7.2)             (3.3)
   Minority Interest Expense                                           (5.6)           (5.6)             (16.8)            (16.8)
   Other Income (Expense) - Net                                         8.0            (0.2)               7.0              (1.9)
--------------------------------------------------------         -----------     -----------      -------------     -------------
Non-Operating Income (Expense) - Net                                    0.4            (6.7)             (14.0)            (20.6)
--------------------------------------------------------         -----------     -----------      -------------     -------------
Income before Provision for Income Taxes                               24.6            36.7              109.1             103.6
Provision for Income Taxes                                             17.5            15.2               53.9              42.8
--------------------------------------------------------         -----------     -----------      -------------     -------------
Income from Continuing Operations                                       7.1            21.5               55.2              60.8
Income from Discontinued Operations, Net of Income Taxes
   of $29.5 and $86.2 in 2000 and $35.3 and $87.1 in 1999
   for the quarter and year-to-date respectively                       45.4            44.6              133.0             132.1
--------------------------------------------------------         -----------     -----------      -------------     -------------
NET INCOME                                                       $     52.5      $     66.1       $      188.2      $      192.9
--------------------------------------------------------         -----------     -----------      -------------     -------------
BASIC EARNINGS PER SHARE OF COMMON STOCK:
   Continuing Operations                                         $      0.09     $      0.27      $        0.68     $        0.75
   Discontinued Operations                                              0.56            0.55               1.65              1.62
--------------------------------------------------------         -----------     -----------      -------------     -------------
BASIC EARNINGS PER SHARE OF COMMON STOCK                         $      0.65     $      0.82      $        2.33     $        2.37
--------------------------------------------------------         -----------     -----------      -------------     -------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK:
   Continuing Operations                                         $      0.09     $      0.26      $        0.68     $        0.74
   Discontinued Operations                                              0.55            0.55               1.63              1.60
--------------------------------------------------------         -----------     -----------      -------------     -------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK                       $      0.64     $      0.81      $        2.31     $        2.34
--------------------------------------------------------         -----------     -----------      -------------     -------------

--------------------------------------------------------         -----------     -----------      -------------     -------------
DIVIDENDS PAID PER SHARE OF COMMON STOCK                         $      0.37     $      0.37      $        1.11     $        1.11
--------------------------------------------------------         -----------     -----------      -------------     -------------

--------------------------------------------------------         -----------     -----------      -------------     -------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   BASIC                                                               81.1            80.5               80.9              81.4
--------------------------------------------------------         -----------     -----------      -------------     -------------
   DILUTED                                                             81.9            81.3               81.5              82.4
--------------------------------------------------------         -----------     -----------      -------------     -------------


       The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                      SEPTEMBER 30,              DECEMBER 31,
Dollar amounts in millions, except per share data                                              2000                      1999
------------------------------------------------------------------------------        -------------             -------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                             $     39.4                $    109.4
Accounts Receivable---Net of Allowance of  $18.7 in  2000 and  $17.4  in 1999              348.6                     363.7
Other Current Assets                                                                       102.9                     133.6
                                                                                      -----------               -----------
            Total Current Assets                                                           490.9                     606.7
------------------------------------------------------------------------------        -----------               -----------

NON-CURRENT ASSETS
Property, Plant and Equipment, Net                                                         216.1                     240.3
Prepaid Pension Costs                                                                      257.9                     217.2
Computer Software, Net                                                                     143.3                     149.8
Goodwill, Net                                                                              146.7                     166.6
Other Non-Current Assets                                                                   151.7                     194.2
                                                                                      -----------               -----------
            Total Non-Current Assets                                                       915.7                     968.1
------------------------------------------------------------------------------        -----------               -----------

TOTAL ASSETS                                                                          $  1,406.6                $  1,574.8
------------------------------------------------------------------------------        -----------               -----------

------------------------------------------------------------------------------        -----------               -----------


CURRENT LIABILITIES
Notes Payable                                                                         $     24.1                $    126.2
Accrued Income Taxes                                                                           -                     175.4
Other Accrued and Current Liabilities                                                      321.1                     382.2
Unearned Subscription Income                                                               347.4                     353.2
                                                                                      -----------               -----------
            Total Current Liabilities                                                      692.6                   1,037.0
                                                                                      -----------               -----------


PENSION AND POSTRETIREMENT BENEFITS                                                        361.8                     365.0

NET LIABILITIES OF DISCONTINUED OPERATIONS                                                   -                       222.8
OTHER NON-CURRENT LIABILITIES                                                               58.6                      64.7


CONTINGENCIES (NOTE 9 )

MINORITY INTEREST                                                                          302.7                     301.9

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 par value per share,
  authorized---10,000,000 shares;  --- outstanding---none
Series Common Stock,  $.01 par value per share,
  authorized---10,000,000 shares;  --- outstanding---none
Common Stock, $.01 par value per share,
  authorized---200,000,000 shares;
  --- issued---81,213,520 shares                                                             0.8                       1.7
Capital Surplus                                                                            227.3                     237.3
Retained Earnings                                                                           (0.8)                   (105.9)
Treasury Stock, at cost, 10,627,327  shares
     at December 31, 1999                                                                      -                    (330.2)
Cumulative Translation Adjustment                                                         (197.9)                   (181.1)
Minimum Pension Liability                                                                  (38.5)                    (38.4)
------------------------------------------------------------------------------        -----------               -----------
TOTAL SHAREHOLDERS' EQUITY                                                                  (9.1)                   (416.6)
------------------------------------------------------------------------------        -----------               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $  1,406.6                $  1,574.8
------------------------------------------------------------------------------        -----------               -----------


       The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30,

Dollar amounts in millions                                                 2000          1999
--------------------------------------------------------------------------------     ---------
Cash Flows from Operating Activities:
Net Income                                                             $  188.2      $  192.9
Less:
      Income from Discontinued Operations                                 133.0         132.1
--------------------------------------------------------------------------------     ---------
Income from Continuing Operations                                          55.2          60.8

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                          85.1          95.5
    Restructuring Payments                                                (16.0)            -
    Postemployment Benefit Payments                                        (2.3)        (10.1)
    Net Decrease in Accounts Receivable                                    26.3           7.7
    Deferred Income Taxes                                                  31.6         (10.4)
    Accrued Income Taxes                                                 (175.0)         16.2
    (Decrease) Increase in Long Term Liabilities                           (5.9)          2.0
    Increase in Other Long Term Assets                                    (32.3)        (25.2)
    Net Decrease (Increase) in Other Working Capital Items                 12.1         (17.3)
    Other                                                                   9.8          11.0
                                                                       ---------     ---------
Net Cash (Used in) Provided by Operating Activities:
   Continuing Operations                                                  (11.4)        130.2
   Discontinued Operations                                                 (2.5)        150.7
--------------------------------------------------------------------------------     ---------
Net Cash Provided by Operating Activities                                 (13.9)        280.9
--------------------------------------------------------------------------------     ---------

Cash Flows from Investing Activities:
Proceeds from Sales of Marketable Securities                                1.2          16.3
Payments for Marketable Securities                                         (1.1)        (17.6)
Capital Expenditures                                                      (19.8)        (23.5)
Additions to Computer Software and Other Intangibles                      (33.4)        (59.5)
Change in Other Investments                                                (5.0)         (3.3)
Net Cash Used in Investing Activities of Discontinued Operations          (26.2)         (5.8)
Other                                                                      (4.5)          2.7
--------------------------------------------------------------------------------     ---------
Net Cash Used in Investing Activities                                     (88.8)        (90.7)
--------------------------------------------------------------------------------     ---------

Cash Flows from Financing Activities:
Payment of Dividends                                                      (89.8)        (90.3)
Payments for Purchase of Treasury Shares                                   (3.5)       (227.5)
Net Proceeds from Stock Plans                                              30.7          41.7
(Decrease) Increase in Commercial Paper Borrowings                       (124.7)         66.6
Increase (Decrease) in Other Short-Term Borrowings                         24.0          (1.0)
Debt Assumed by Moody's                                                   195.5             -
Other                                                                       1.8           1.5
--------------------------------------------------------------------------------     ---------
Net Cash Provided by (Used in) Financing Activities                        34.0        (209.0)
--------------------------------------------------------------------------------     ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents               (1.3)         (0.6)
--------------------------------------------------------------------------------     ---------
Decrease in Cash and Cash Equivalents                                     (70.0)        (19.4)
Cash and Cash Equivalents, Beginning of Year                              109.4          86.7
--------------------------------------------------------------------------------     ---------
Cash and Cash Equivalents, Nine Months Ended                           $   39.4      $   67.3
--------------------------------------------------------------------------------     ---------

       The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with The Dun & Bradstreet Corporation's 1999 consolidated financial statements and related notes contained in its Registration Statement on Form 10. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year's amounts have been reclassified to conform to the current years' presentation.


Note 2 - Reorganization Plan & Discontinued Operations

On September 30, 2000, the company then known as The Dun & Bradstreet Corporation ("Old D&B") separated into two independent, publicly traded companies - The New D&B Corporation (the "Company") and Moody's Corporation ("Moody's"). The separation was accomplished through a tax-free distribution to shareholders of Old D&B (the "2000 Distribution") of all of the shares of common stock of the Company. For every two shares of common stock of Old D&B held, shareholders received one share of common stock of the Company. Following the 2000 Distribution, Old D&B was renamed "Moody's Corporation" and the Company was renamed "The Dun & Bradstreet Corporation."

Prior to the 2000 Distribution, Old D&B had completed an internal reorganization to the effect that, at the time of the 2000 Distribution, the business of the Company consisted solely of the business of supplying credit, marketing and purchasing information as well as receivables management services (the "D&B Business"), and the business of Old D&B (other than the Company and its subsidiaries) consisted solely of the business of providing ratings and related research and risk management services (the "Moody's Business").

Old D&B received a ruling letter from the Internal Revenue Service (the "IRS") on June 15, 2000, to the effect that the receipt by Old D&B shareholders of the common stock of the Company in the 2000 Distribution would be tax-free to such stockholders and Old D&B for Federal income tax purposes, except to the extent of cash received in lieu of fractional shares of common stock of the Company.

For purposes of, among other things, governing certain of the ongoing relations between the Company and Moody's as a result of the 2000 Distribution as well as to allocate certain tax, employee benefit and other liabilities arising prior to the 2000 Distribution, the companies entered into various agreements, including a Distribution Agreement (the "2000 Distribution Agreement"), Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Assignment, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement.

In general, pursuant to the terms of the 2000 Distribution Agreement, all of the assets of the D&B Business have been allocated to the Company and all of the assets of the Moody's Business have been allocated to Moody's. The 2000 Distribution Agreement also provided for assumptions of liabilities and cross-indemnities designed to allocate generally, as of September 30, 2000, financial responsibility for (i) all liabilities arising out of or in connection with the D&B Business to the Company, (ii) all liabilities arising out of or in connection with the Moody's Business to Moody's and (iii) substantially all other liabilities as of September 30, 2000 equally between the Company and Moody's. The liabilities so allocated include contingent and other liabilities relating to former businesses of Old D&B and its predecessor and certain prior business transactions, which consist primarily of potential liabilities arising from a legal action initiated by Information Resources, Inc. ("IRI") or from reviews by tax authorities of Old D&B's global tax planning initiatives, each of which is described in Note 9 below .

Pursuant to the terms of a distribution agreement, dated as of June 30, 1998 (the "1998 Distribution Agreement"), between Old D&B (then known as "The New Dun & Bradstreet Corporation") and R.H. Donnelley Corporation (then known as "The Dun & Bradstreet Corporation" and herein referred to as "Donnelley"), as a condition to the 2000 Distribution, the Company was required to undertake to be jointly and severally liable with Moody's to Donnelley for any liabilities arising thereunder. The 2000 Distribution Agreement generally allocates the financial responsibility for liabilities of Old D&B under the 1998 Distribution Agreement equally between the Company and Moody's, except that any such liabilities that relate primarily to the D&B Business are liabilities of the Company and any such liabilities that relate primarily to the Moody's Business are liabilities of Moody's. Among other things, the Company and Moody's agreed that, as between themselves, they are each responsible for 50% of any payments to be made under the 1998 Distribution Agreement in respect of the action by IRI (as described below in Note 9), including any legal fees and expenses related thereto.

In connection with the 2000 Distribution, Old D&B borrowed funds to repay in full its commercial paper obligations. In addition, pursuant to the 2000 Distribution Agreement, immediately prior to the 2000 Distribution, a portion of Old D&B's indebtedness (plus certain minority interest obligations) and a portion of Old D&B's cash was allocated to the Company in amounts such that, at the time of the 2000 Distribution and before giving effect to the agreement discussed below and certain other factors, the net indebtedness of the Company (plus the minority interest obligations) approximated the net indebtedness of Moody's. Under the terms of the Employee Benefits Agreement, substantially all unexercised Old D&B stock options have been adjusted as of the 2000 Distribution Date to comprise options to purchase Moody's common stock and separately exercisable options to purchase common stock of the Company. In light of, among other things, the numbers of optionees employed by the Company and Moody's, respectively, this adjustment resulted in a substantially greater number of outstanding options to purchase common stock of Moody's than would be the case if options had been adjusted so as to become solely options to purchase common stock of the optionee's employer. Due to this fact and the fact that, consistent with past practice, each company is expected to maintain a stock purchase program designed to offset the increased number of shares otherwise attributable to option exercises, the Company agreed to adjust the net indebtedness of the two companies to compensate Moody's for the disproportionate amount of its estimated future cash costs in this regard. The final amount of the adjustment discussed in the immediately preceding sentence is reflected in the Company's consolidated balance sheet at September 30, 2000 and was determined on a formula basis dependent upon a variety of factors, including the respective trading prices of Moody's and the Company's common stock at the time of the 2000 Distribution.

Due to the relative significance of the D&B Business as compared to the Moody's Business, the 2000 Distribution has been accounted for as a reverse spin-off. As such, the D&B Business has been classified as continuing operations and the Moody's Business as discontinued operations. Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the consolidated financial statements of Old D&B have been reclassified to reflect the Moody's segment as discontinued operations.

For financial reporting purposes, the assets and liabilities of Moody's have been separately classified on the balance sheet at December 31, 1999 as "Net Liabilities of Discontinued Operations." A summary of these assets and liabilities follows:


 (amounts in millions)                                                 December 31, 1999
                                                                       -----------------
 Current assets                                                                $178.3
 Total assets                                                                   211.0
 Current liabilities                                                            377.8
 Total liabilities                                                              433.8
 Net liabilities of discontinued operations                                     222.8

The net operating results of Moody's have been reported in the caption "Income from Discontinued Operations, Net of Income Taxes" in the consolidated statements of operations. Summarized operating results for Moody's were as follows:

                                                           Three months ended                       Nine months ended
  (amounts in millions)                                      September 30,                            September 30,
                                                   --------------------------------------     ---------------------------------
                                                             2000                1999            2000                  1999
                                                             ----                ----            ----                  ----
  Operating revenues                                       $152.6              $139.3          $441.1                $423.7
  Income before provision for income
  taxes                                                      74.9                79.9           219.2                 219.2
  Net income                                                 45.4                44.6           133.0                 132.1

Note 3 - Capital Stock

The total number of shares of all classes of stock that the Company has authority to issue under its Restated Certificate of Incorporation is 220,000,000 shares of which 200,000,000 shares, par value $.01 per share, represent Common Stock (the "Common Stock"), 10,000,000 shares, par value $.01 per share, represent shares of Preferred Stock (the "Preferred Stock") and 10,000,000 shares, par value $.01 per share, represent shares of Series Common Stock (the "Series Common Stock"). The board of directors of the Company has designated 500,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock, par value $.01 per share. The Preferred Stock and the Series Common Stock can be issued with varying terms, as determined by the board of directors.

On September 30, 2000, 81,213,520 shares of Common Stock were distributed to the shareholders of Old D&B. Since the Company has been treated as the successor entity for accounting purposes, the Company's historical financial statements reflect the recapitalization in connection with the 2000 Distribution, including the elimination of treasury shares (which shares became treasury shares of Moody's) and the authorization of the Common Stock, Preferred Stock and Series Common Stock.

In connection with the 2000 Distribution, the Company entered into a Rights Agreement with EquiServe Trust Company, N.A., designed to (i) minimize the prospects of changes in control that could jeopardize the tax-free nature of the 2000 Distribution by assuring meaningful Board of Directors involvement in any such proposed transaction and (ii) protect shareholders of the Company in the event of unsolicited offers to acquire the Company and other coercive takeover tactics that, in the opinion of the board of directors of the Company, could impair its ability to represent shareholder interests. Under the Rights Agreement, each share of the Common Stock has a right that trades with the stock until the right becomes exercisable. Each right entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred stock, par value $.01 per share, at a price of $125 per one one-thousandth of a share, subject to adjustment. The rights will generally not be exercisable until a person or group (an "Acquiring Person") acquires beneficial ownership of, or commences a tender offer or exchange offer that would result in such person or group having beneficial ownership of, 15% or more of the outstanding Common Stock.

In the event that any person or group becomes an Acquiring Person, each right will thereafter entitle its holder (other than the Acquiring Person) to receive, upon exercise, that number of shares of Common Stock having a market value of two times the exercise price.

In the event that, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each right will entitle its holder (other than the Acquiring Person) to receive, upon exercise, that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent), which number of shares at the time of such transaction will have a market value of two times the exercise price.

The Company may redeem the rights, which expire on August 15, 2010, for $0.01 per right, under certain circumstances.


Note 4 - Other Income (Expense) - Net

In the third quarter of 2000, the Company received a $10.1 million settlement of a lawsuit related to a 1991 business transaction. The settlement payment was recorded as other income.

Note 5 - Reconciliation of Weighted Average Shares

                                                              Three Months Ended                         Nine Months Ended
                                                              -------------------                        -----------------
                                                                 September 30,                              September 30,
                                                                 -------------                              -------------
(share data in thousands)                                         2000               1999                2000               1999
                                                                  ----               ----                ----               ----
Weighted average number of shares-basic                         81,108             80,459              80,884             81,357
Dilutive effect of shares issuable under stock options,
   restricted stock and performance share plans                    754                842                 579              1,004
Adjustment of shares applicable to stock options
   exercised during the period and performance share
   plans                                                            68                 43                  76                 85
                                                                ------             ------              ------             ------
Weighted average number of shares-diluted                       81,930             81,344              81,539             82,446
                                                                ======             ======              ======             ======


As required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the tables outlined above. As noted in Note 2 - Reorganization Plan & Discontinued Operations, for every two shares of Old D&B held, shareholders received one share of the Company. In accordance with SFAS No. 128, the historical share information has been adjusted to restate the historical share information for consistency and comparability.

Upon the 2000 Distribution, unexercised Old D&B stock options were adjusted to comprise options to purchase Moody's Common Stock and separately exercisable options to purchase the Company's common stock. The value of the replacement awards preserved as closely as possible the value of the awards that existed immediately prior to the Distribution. The number of shares of Moody's common stock covered by the adjusted Moody's Stock Options is the same number of shares covered by the Old D&B stock options. The number of shares of the Company's common stock covered by the new D&B stock options equals 50% of the number of shares covered by the unexercised Old D&B stock options.

Options to purchase approximately 1.5 million and 1.7 million shares of the Company's common stock were outstanding at September 30, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.

Note 6 - Comprehensive Income

The Company's total comprehensive income for the three and nine month periods ended September 30, 2000 and 1999 was as follows:


                                                            Three Months Ended                 Nine Months Ended
(amounts in millions)                                          September 30,                      September 30,
                                                      -----------------------------     -------------------------------
                                                            2000            1999               2000              1999
                                                            ----            ----               ----              ----
Net income                                                 $52.5           $66.1            $188.2              $192.9
Other comprehensive income (loss) -
foreign currency translation adjustment                      3.0          ( 2.0)            (16.8)              (15.1)
                                                           -----           -----            ------              ------
Total comprehensive income                                 $55.5           $64.1            $171.4              $177.8
                                                           =====           =====            ======              ======

Note 7 - Restructuring

During the fourth quarter of 1999, the Company recorded a restructuring charge of $41.2 million, comprised of severance costs of $32.7 million in connection with the termination of approximately 700 associates, including two former corporate executives, write off of certain assets made obsolete or redundant and abandoned of $3.9 million and leasehold termination obligations of $4.6 million. The restructuring includes: (1) office consolidations and organization changes in both Europe and other international locations and improvements in sales and data collection operations in Europe; (2) realigning and streamlining the Company's global technology organization and outsourcing certain software and product development to resources outside the United States and Europe; and (3) migrating data collection in the U.S. to telephonic data collection and closing 15 U.S. field data collection offices.

The following chart summarizes the quarterly activity with respect to the components of these restructuring actions, since December 31, 1999:

                                                                                    Lease
                                                                                 termination
   (amounts in millions)                                     Severance costs      obligations             Total
                                                             ---------------      -----------             -----
   December 31, 1999                                               $30.2             $4.5                 $34.7
   Payments made during the three
     months ended March 31, 2000                                    (7.5)             (.4)                 (7.9)
                                                                   -----              ----                 -----
   March 31, 2000                                                   22.7              4.1                  26.8
   Payments made during the three
     months ended June 30, 2000                                     (3.7)             (.1)                 (3.8)
                                                                   -----              ----                 -----
   June 30, 2000                                                    19.0              4.0                  23.0
   Payments made during the three
     months ended September 30, 2000                                (4.1)             (.2)                 (4.3)
                                                                   -----              ----                 -----

   September 30, 2000                                              $14.9             $3.8                 $18.7
                                                                   =====              ====                =====

As of September 30, 2000, the Company has terminated 406 of the 700 associates contemplated in the plan and anticipates completion of the restructuring actions by the end of 2000.

Note 8 - Notes Payable and Other Indebtedness

In September 2000, immediately prior to the 2000 Distribution, the Company established two committed bank facilities, which remained in effect after the 2000 Distribution. One of the facilities permits borrowings of up to $175 million and matures in September 2001. The second facility permits borrowings of up to $175 million and matures in September of 2005. Under these facilities the Company has the ability to borrow at prevailing short-term interest rates. The Company has no borrowings outstanding under these facilities as of September 30, 2000. Old D&B had commercial paper borrowing outstanding of $124.7 million at December 31, 1999.

Pursuant to the 2000 Distribution Agreement, immediately prior to the 2000 Distribution, a portion of Old D&B's indebtedness (plus certain minority interest obligations) and a portion of Old D&B's cash was allocated to the Company in amounts such that, at the time of the 2000 Distribution and before giving effect to certain adjustments and other factors described in Note 2, the net indebtedness of the Company (plus the minority interest obligations) approximated the net indebtedness of Moody's. The indebtedness that was assumed by the Company amounted to $24.1 million. The Company also assumed $300 million in minority interest obligations and was allocated $39.4 million in cash. As of September 30, 2000, the Company had a receivable from Moody's of $5.6 million, which represented the final adjustment to the net indebtedness calculation. The debt that was assumed by Moody's at the 2000 Distribution amounted to $195.5 million. Moody's also was allocated cash of $24.9 million and recorded a payable to the Company of $5.6 million based on the calculation described above as of the Distribution Date.


Note 9- Contingencies

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty, in the opinion of management, the ultimate liability of D&B in connection with such matters will not have a material effect on D&B's operating results, cash flows or financial position.

In addition, the Company also has certain other contingencies discussed below.

Information Resources
On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants Donnelley, A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly owned subsidiary of Donnelley.

The complaint alleges various violations of United States antitrust laws, including alleged violations of Section 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

IRI's complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount. No amount in respect of these alleged damages has been accrued in the consolidated financial statements of the Company.

In November 1996, Donnelley completed a distribution to its shareholders (the "1996 Distribution") of the capital stock of ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant"). On October 28, 1996, in connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Donnelley and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

In June 1998, Donnelley completed a distribution to its shareholders (the "1998 Distribution") of the capital stock of Old D&B and changed its name to R.H. Donnelley Corporation. In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement (the "1998 Distribution Agreement") whereby Old D&B assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

During 1998, Cognizant separated into two new companies, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR"). IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

Under the terms of the 2000 Distribution Agreement, as a condition to the 2000 Distribution, the Company undertook to be jointly and severally liable with Moody's for Old D&B's obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as between themselves, each of the Company and Moody's will be responsible for 50% of any payments to be made with respect to the IRI action pursuant to the 1998 Distribution Agreement, including legal fees or expenses related thereto.

Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.


Tax Matters
Old D&B and its predecessors have entered into global tax planning initiatives in the normal course of business, principally through tax free restructurings of both their foreign and domestic operations.

These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably. At this time, management is unable to predict the extent of such reviews, the outcome thereof or whether the resolution of these matters could materially affect the Company's results of operations, cash flows or financial position.

Pursuant to the 2000 Distribution Agreement, the Company and Moody's agreed to be each financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described above, to the extent such potential liabilities are not directly attributable to their respective business operations.

The IRS has completed its review of the utilization of certain capital losses generated during 1989 and 1990. On June 26, 2000, the IRS, as part of its audit process, issued a formal assessment with respect to the utilization of these capital losses and Old D&B responded by filing a petition for a refund in the U.S. District Court on September 21, 2000.

Pursuant to a series of agreements, IMS Health and NMR are jointly and severally liable to pay one-half, and Donnelley the other half, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Donnelley pays the first $137 million.

In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement whereby Old D&B has assumed all potential liabilities of Donnelley arising from these tax matters and has agreed to indemnify Donnelley in connection with such potential liabilities.

On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflects $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000, which Old D&B funded with short-term borrowings. IMS Health has informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, the Company is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. Old D&B and the Company have accrued their anticipated share of the probable liability arising from the utilization of these capital losses.


Note 10 - Summary of Recent Accounting Pronouncements

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The staff provided this guidance due, in part, to the large number of revenue-recognition issues that it has encountered in registrant filings. In June 2000, SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," was issued, which defers the effective date of SAB 101 until the fourth quarter of 2000. The Company believes it is in compliance with this guidance.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge); or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 delaying the effective date of SFAS No. 133. The provisions of SFAS No. 133, as amended, are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company currently hedges foreign-currency-denominated transactions and expects to adopt SFAS No. 133 beginning January 1, 2001. The effect of adopting SFAS No. 133 is not expected to have a material effect on the Company.

NOTE 11- SEGMENT INFORMATION

                                                            QUARTER ENDED                  YEAR-TO-DATE
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                      --------------------------------------------------------
Dollar amounts in millions                              2000          1999           2000             1999
-------------------------------------                 ---------     ---------    ------------    -------------
OPERATING REVENUES:
   North America                                      $  229.6      $  219.3      $    715.3      $    687.5
   Europe                                                 88.0          96.9           275.9           301.4
   Asia Pacific / Latin America                           17.3          18.2            48.0            49.3
                                                      ---------     ---------     -----------     -----------
CONSOLIDATED OPERATING REVENUES                       $  334.9      $  334.4      $  1,039.2      $  1,038.2
                                                      ---------     ---------     -----------     -----------
OPERATING INCOME (LOSS):
                                                      ---------     ---------     -----------     -----------
   North America                                      $   64.4      $   56.8      $    205.2      $    181.8
   Europe                                                 (3.7)         (7.2)          (19.3)          (24.9)
   Asia Pacific / Latin America                           (0.2)         (0.5)           (6.1)           (6.6)
                                                      ---------     ---------     -----------     -----------
        Total Divisions                                   60.5          49.1           179.8           150.3
   Corporate and Other                                   (36.3)         (5.7)          (56.7)          (26.1)
                                                      ---------     ---------     -----------     -----------

CONSOLIDATED OPERATING INCOME                         $   24.2      $   43.4      $    123.1      $    124.2
                                                      ---------     ---------     -----------     -----------




SUPPLEMENTAL GEOGRAPHIC AND PRODUCT LINE INFORMATION:
-----------------------------------------------------

                                                              QUARTER ENDED               YEAR-TO-DATE
                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                       -------------------------    --------------------------
GEOGRAPHIC REVENUE                                         2000          1999          2000           1999
-------------------------------------                  -----------    ----------    -----------   ------------
   United States                                         $  222.3     $  212.1      $    693.3     $    666.7
   International                                            112.6        122.3           345.9          371.5
                                                         ---------    ---------     -----------    -----------

Consolidated Operating Revenues                          $  334.9     $  334.4      $  1,039.2     $  1,038.2
                                                         ---------    ---------     -----------    -----------

PRODUCT LINE REVENUES
-------------------------------------                  -----------    ----------    -----------   ------------

   Credit Information Solutions                          $  211.3     $  218.3      $    672.0     $    697.7
   Marketing Information Solutions                           74.6         74.0           226.9          217.0
   Purchasing Information Solutions                           8.5          6.3            20.3           17.8
   Receivables Management Services                           40.5         35.8           120.0          105.7
                                                         ---------    ---------     -----------    -----------

Consolidated Operating Revenues                          $  334.9     $  334.4      $  1,039.2     $  1,038.2
                                                         ---------    ---------     -----------    -----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

To facilitate an analysis of the Company's operating results, certain significant events should be considered.

2000 Distribution

On September 30, 2000, the company then known as The Dun & Bradstreet Corporation ("Old D&B") separated into two independent, publicly traded companies - The New D&B Corporation (the "Company") and Moody's Corporation ("Moody's"). The separation was accomplished through a tax-free distribution to shareholders of Old D&B (the "2000 Distribution") of all of the shares of common stock of the Company. For every two shares of common stock of Old D&B held, shareholders received one share of common stock of the Company. Following the 2000 Distribution, Old D&B was renamed "Moody's Corporation" and the Company was renamed "The Dun & Bradstreet Corporation."

Prior to the 2000 Distribution, Old D&B had completed an internal reorganization to the effect that, at the time of the 2000 Distribution, the business of the Company consisted solely of the business of supplying credit, marketing and purchasing information as well as receivables management services (the "D&B Business"), and the business of Old D&B (other than the Company and its subsidiaries) consisted solely of the business of providing ratings and related research and risk management services (the "Moody's Business").

Old D&B received a ruling letter from the Internal Revenue Service (the "IRS") on June 15, 2000, to the effect that the receipt by Old D&B shareholders of the common stock of the Company in the 2000 Distribution would be tax-free to such stockholders and Old D&B for Federal income tax purposes, except to the extent of cash received in lieu of fractional shares of common stock of the Company.

For purposes of, among other things, governing certain of the ongoing relations between the Company and Moody's as a result of the 2000 Distribution as well as to allocate certain tax, employee benefit and other liabilities arising prior to the 2000 Distribution, the companies entered into various agreements, including a Distribution Agreement (the "2000 Distribution Agreement"), Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Assignment, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement.

In general, pursuant to the terms of the 2000 Distribution Agreement, all of the assets of the D&B Business have been allocated to the Company and all of the assets of the Moody's Business have been allocated to Moody's. The 2000 Distribution Agreement also provided for assumptions of liabilities and cross-indemnities designed to allocate generally, as of September 30, 2000, financial responsibility for (i) all liabilities arising out of or in connection with the D&B Business to the Company, (ii) all liabilities arising out of or in connection with the Moody's Business to Moody's and (iii) substantially all other liabilities as of September 30, 2000 equally between the Company and Moody's. The liabilities so allocated include contingent and other liabilities relating to former businesses of Old D&B and its predecessor and certain prior business transactions, which consist primarily of potential liabilities arising from a legal action initiated by Information Resources, Inc. or from reviews by tax authorities of Old D&B's global tax planning initiatives, each of which is described in Note 9 to the consolidated financial statements included in Item 1 above.

Pursuant to the terms of a distribution agreement, dated as of June 30, 1998 (the "1998 Distribution Agreement"), between Old D&B (then known as "The New Dun & Bradstreet Corporation") and R.H. Donnelley Corporation (then known as "The Dun & Bradstreet Corporation" and herein referred to as "Donnelley"), as a condition to the 2000 Distribution, the Company was required to undertake to be jointly and severally liable with Moody's to Donnelley for any liabilities arising thereunder. The 2000 Distribution Agreement generally allocates the financial responsibility for liabilities of Old D&B under the 1998 Distribution Agreement equally between the Company and Moody's, except that any such liabilities that relate primarily to the D&B Business are liabilities of the Company and any such liabilities that relate primarily to the Moody's Business are liabilities of Moody's. Among other things, the Company and Moody's agreed that, as between themselves, they are each responsible for 50% of any payments to be made under the 1998 Distribution Agreement in respect of the action by IRI (as described in Note 9), including any legal fees and expenses related thereto.

Pursuant to the 2000 Distribution Agreement, immediately prior to the 2000 Distribution, a portion of Old D&B's indebtedness (plus certain minority interest obligations) and a portion of Old D&B's cash was allocated to the Company in amounts such that, at the time of the 2000 Distribution and before giving effect to the agreement discussed below and certain other factors, the net indebtedness of the Company (plus the minority interest obligations) approximated the net indebtedness of Moody's. Under the terms of the Employee Benefits Agreement, substantially all unexercised Old D&B stock options have been adjusted as of the 2000 Distribution Date to comprise options to purchase Moody's common stock and separately exercisable options to purchase common stock of the Company. In light of, among other things, the numbers of optionees employed by the Company and Moody's, respectively, this adjustment resulted in substantially greater number of outstanding options to purchase common stock of Moody's than would be the case if options would have been adjusted so as to become solely options to purchase common stock of the optionee's employer. Due to this fact and the fact that, consistent with past practice, each company is expected to maintain a stock purchase program designed to offset the increased number of shares otherwise attributable to option exercises, the Company has agreed to adjust the net indebtedness of the two companies to compensate Moody's for the disproportionate amount of its estimated future cash costs in this regard. The final amount of the adjustment discussed in the immediately preceding sentence is reflected in the Company's consolidated balance sheet as of September 30, 2000 and has been determined on a formula basis and was dependent upon a variety of factors, including the respective trading prices of Moody's and the Company's common stock at the time of the 2000 Distribution.

Due to the relative significance of the Company as compared to Moody's, the transaction has been accounted for as a reverse spin-off. As such, the Company has been classified as continuing operations and Moody's as discontinued operations. Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect the Moody's segment as discontinued operations. Accordingly, revenues, costs and expenses, assets and liabilities, and cash flows of Moody's have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results of Moody's have been reported, net of applicable income taxes, as "Income from Discontinued Operations, Net of Income Taxes", the net liabilities have been reported as "Net Liabilities of Discontinued Operations" and the net cash flows have been reported as "Net Cash (Used in) Provided by Discontinued Operations."

1999 Restructuring Charge

During the fourth quarter of 1999, Old D&B's board of directors approved plans to restructure the Company's operations. The restructuring included: (1) office consolidations and organization changes in both Europe and other international locations and improvements in sales and data collection operations in Europe;
(2) realigning and streamlining the Company's global technology organization and outsourcing certain software and product development to resources outside the United States and Europe; and (3) migrating data collection in the U.S. to telephonic data collection and closing 15 U.S. field data collection offices.

As a result of these actions, a pre-tax restructuring charge of $41.2 million ($27.9 million after-tax, $.34 per share basic and diluted) was included in operating income in 1999. Employee severance costs from planned terminations of approximately 700 employees totaled $32.7 million (including severance for two former corporate executives). The balance of the charge related to the write-off of certain assets made obsolete or redundant and abandoned by the restructuring and leasehold termination obligations arising from office closures. The restructuring actions were designed to strengthen customer service worldwide, improve operating efficiencies and lower structural costs.

During the first nine months of 2000, the Company made payments of $16.0 million related to this restructuring. As of September 30, 2000, the Company has terminated 406 of the 700 contemplated in the plans. The Company anticipates completion of this restructuring by the end of 2000, including the payment of the majority of the associated costs.

New Business Strategy - Blueprint for Growth

During the second quarter of 2000, a new chairman and chief executive officer was appointed for the Company. Under his direction, on October 2, 2000, the Company announced a new business strategy designed to transform the Company into a growth company with an important presence on the Web, while also continuing to deliver shareholder value during the transformation.

The Company plans to reallocate approximately $100 million from its cost base to create the financial flexibility needed to implement its new strategy. The Company intends to reallocate current spending through globalizing administrative functions, streamlining data collection and fulfillment, rationalizing sales and marketing functions and consolidating and simplifying technology functions while gaining efficiencies, enhancing data quality, increasing productivity and maximizing effectiveness. The Company is currently developing the detailed plans surrounding this strategy and expects to record a charge of $60 to $80 million for employee termination and other exit costs related to the implementation of the first phase of the new strategy during the fourth quarter of 2000. As the Company continues to implement its Blueprint for Growth strategy, it is possible that future charges may be necessary.

RESULTS OF OPERATIONS

Consolidated Results

For the third quarter of 2000, the Company reported income from continuing operations of $7.1 million and earnings per share from continuing operations of $.09 per share, basic and diluted. Third quarter 2000 results of continuing operations included one-time pre-tax reorganization costs, in connection with the 2000 Distribution, of $26.4 million ($.28 per share basic and diluted) and a gain on the settlement of litigation of $10.1 million ($.08 per share, basic and diluted). In the third quarter of 1999, the Company reported income from continuing operations of $21.5 million and earnings per share from continuing operations of $.27 basic and $.26 diluted. Excluding the one-time items noted above, when comparing the third quarter of 2000 with the same period in 1999, income from continuing operations increased 10%, basic earnings per share from continuing operations increased 7% and diluted earnings per share from continuing operations increased 12%.

For nine months ended September 30, 2000, income from continuing operations was $55.2 million and earnings per share from continuing operations was $.68 per share, basic and diluted. These results included $28.6 million of reorganization costs and the $10.1 million gain. In the first nine months of 1999 income from continuing operations was $60.8 million and earnings per share from continuing operations was $.75 per share, basic and $.74 per share, diluted. For the nine months ended September 30, 2000, excluding the one time items noted above, income from continuing operations increased 22%, basic earnings per share from continuing operations increased 21% and diluted earnings per share from continuing operations increased 23% from the prior year's same period results.

For the third quarter 2000, the Company reported net income of $52.5 million, including income from discontinued operations of $45.4 million. In the third quarter of 1999, the Company reported net income of $66.1 million, including income from discontinued operations of $44.6 million. Earnings per share for the third quarter of 2000 of $.65 basic and $.64 diluted, included earnings per share from discontinued operations of $.56 per share basic and $.55 per share diluted. These results compared to earnings per share for the third quarter of 1999 of $.82 basic and $.81 diluted which included earning per share from discontinued operations of $.55 basic and diluted.

Net income was $188.2 million for the first nine months of 2000, including income from discontinued operations of $133.0 million. In the same period of 1999 net income was $192.9 million, including income from discontinued operations of $132.1 million. Earnings per share for the first nine months of 2000 were $2.33 basic and $2.31 diluted, including earnings per share from discontinued operations of $1.65 basic and $1.63 diluted. Earnings per share for the first nine months of 1999 were $2.37 basic and $2.34 diluted, including earnings per share from discontinued operations of $1.62 basic and $1.60 diluted.

Operating revenues for the third quarter were $334.9 million in 2000 compared with $334.4 million in the third quarter of 1999. Revenue growth in North America of 5% was offset by declines in Europe of 9% and Asia Pacific/Latin America {"APLA") of 5%. However, excluding the effect of foreign exchange, operating revenues in the third quarter of 2000 increased 3% compared to the same period in 1999. On a year-to-date basis, operating revenues were $1,039.2 million in 2000 and $1,038.2 million in 1999, driven by growth in North America, offset by declines in Europe and APLA. Excluding the effect of foreign exchange, operating revenues increased 3% in 2000 compared to 1999. For both the quarter and year to date periods, results reflect a decline in revenues from traditional credit information services. This decline is offset by growth in revenues from value added products in credit information services in addition to growth in marketing information services and receivable management services.

Operating expenses decreased 8% to $122.1 million in the third quarter of 2000 as compared to the same period in 1999, resulting from cost reductions attributable to the restructuring actions implemented in the fourth quarter of 1999 and the positive effect of foreign exchange on expenses. Selling and administrative expenses increased 4% to $133.5 million in the third quarter of 2000 compared to the same period in 1999, resulting from costs incurred in order to offer new products and services, and costs associated with the appointment of the new chairman and chief executive officer of the Company, which offset cost reductions and the positive effect of foreign exchange. Depreciation and amortization decreased 6% in the third quarter of 2000 as compared to the same period in 1999 as a result of lower capitalization over the past two years, the write-off of certain assets as a result of the restructuring actions and the positive effect of foreign exchange on expenses. During the third quarter of 2000, the Company incurred $26.4 million of reorganization costs in connection with the 2000 Distribution.

Operating expenses decreased 4% to $389.9 million, selling and administrative expenses were relatively flat at $412.5 million and depreciation and amortization decreased 11% to $85.1 million for the first nine months of 2000 as compared to the same period in 1999, largely resulting from the same factors impacting the third quarter. For the nine months ended September 30, 2000, the Company incurred $28.6 million of reorganization costs in connection with the 2000 Distribution.

Operating income for the third quarter of 2000 was $24.2 million, compared to $43.4 million during the third quarter of 1999. Excluding the reorganization costs incurred, operating income for the third quarter of was up 17% from prior year. This improvement is due to strong growth in operating income in North America and lower losses in Europe and APLA reflecting higher revenues in North America and decreased expenses in all units. On a year-to-date basis, operating income was $123.1 million in 2000, compared to $124.2 million in the same period of 1999. Excluding the reorganization costs, operating income was up 22%, resulting from the same factors that impacted the quarter.

Non-operating income -net was $.4 million for the third quarter of 2000 compared to an expense of $6.7 million for the third quarter of 1999. Other income (expense) - net for the quarter included a $10.1 million gain on the favorable settlement of litigation. Interest expense in the third quarter of 2000, increased in comparison to the same period in 1999 resulting from an increase in commercial paper borrowing. On a year-to-date basis, non-operating expense-net was $14.0 million in the first nine months of 2000, compared to $20.6 million in the same period of 1999. Higher interest expense in the period was offset by the gain recorded in the third quarter of 2000.

The Company's effective tax rate for the third quarter of 2000 was 71.1% and its underlying rate was 42.0%. The difference in the rates is attributable to the non-deductibility of certain reorganization costs incurred in the third quarter of 2000 in connection with the 2000 Distribution. The effective and underlying tax rate for the third quarter of 1999 was 41.4%. On a year to date basis the effective tax rate was 49.4% and the underlying rate was 42.0% for 2000, compared to both an effective and an underlying tax rate of 41.3% for 1999.

Income from discontinued operations, net of income taxes, was $45.4 million for the third quarter of 2000, compared with $44.6 million in the third quarter of 1999. For the nine months ended

September 30, 2000, income from discontinued operations, net of income taxes, was $133.0 million compared with $132.1 million in the same period of 1999.

Segment Results

North America revenues were $229.6 million in the third quarter of 2000, up 5% from 1999 third quarter revenues. In comparing the third quarter of 2000 revenues with the third quarter of 1999 revenues, North America's revenues from credit information solutions increased 1% to $141.0 million, marketing information solutions increased 5% to $55.4 million, purchasing information solutions increased 31% to $7.9 million and receivables management services increased 21% to $25.3 million. Through September 30, 2000, North America revenues of $715.3 million were up 4% from the same period in the prior year. Revenues on a year-to-date basis were flat at $447.8 million for credit information solutions, increased 8% to $174.3 million for marketing information solutions, increased 12% to $18.9 million for purchasing information solutions and increased 23% to $74.3 million for receivables management services in comparison with the same period of the prior year.

For both the quarter and year to date periods, the North American results reflect a decline in the use of traditional credit information services products as the Company has migrated its customers from traditional credit information products to lower price, higher margin value added products. In addition, the availability of free or lower cost information on the Internet has impacted revenues from traditional credit information products. However, revenues from value added credit information services products have offset the decline in traditional credit products in both the quarter and year-to-date periods. The growth in revenues from marketing information solutions and purchasing information services was largely driven by revenues from value added products, while both traditional and value added products have contributed to the growth in revenues from receivable management services. The Company intends to expand its customer base by targeting the small business market and deepening the penetration of global accounts in order to sustain revenue growth.

North America operating income was $64.4 million in the third quarter of 2000, up 13% from the prior year, driven by the increase in revenues and the impact of data collection cost reductions achieved as part of the 1999 fourth quarter restructuring actions. Consistent with the trend for the quarter, for the nine months ended September 30, 2000, operating income was $205.2 million, up 13% from the same period of 1999.

Europe's revenues were $88.0 million in the third quarter of 2000, down 9% when compared to 1999 third quarter revenues of $96.9 million. However, excluding the effect of foreign exchange, revenues would have increased by 1%. In comparing the European reported revenues for third quarter of 2000 with the third quarter of 1999, revenues from credit information solutions decreased 10% to $60.1 million, revenues from marketing information solutions decreased 11% to $16.3 million, revenues from purchasing information solutions increased $.4 million to $.6 million and revenues from receivables management services decreased 2% to $11.0 million. Excluding the effect of foreign exchange, Europe would have reported in the third quarter of 2000 flat revenues from credit information solutions, a decrease in revenues from marketing information solutions of 3% and an increase in revenues from receivables management services of 10%, in each case in comparison to the third quarter of 1999.

Through September 30, 2000, Europe's operating revenues decreased 9% to $275.9 million from the same period of 1999. However, excluding the effect of foreign exchange, revenues would have increased by 1%. In comparing Europe's revenues for the nine months ended September 30, 2000 with the same period in 1999, revenues from credit information solutions decreased 10% to $195.1 million, revenues from marketing information solutions decreased 8% to $45.2 million, revenues from purchasing information solutions increased 59% to $1.4 million and receivables management services revenues decreased 3% to $34.2 million. Excluding the effect of foreign exchange, Europe would have reported for the nine months ended September 30, 2000 flat revenues from credit information solutions, a decrease in revenues from marketing information solutions of 1%, an increase in revenues from purchasing information solutions of 71% and an increase in revenues from receivables management services of 8%, in each case in comparison to same period of 1999.

For both the quarter and year-to-date, European revenues from credit information solutions products have been negatively impacted by ongoing price erosion in the local markets, as well as continued competition, including availability of free or lower-cost information from online vendors and other Internet sources. The Company believes that the decline in revenues from marketing information solutions products in the third quarter and year-to-date resulted when some accounts shifted business to the fourth quarter. However, the high growth in revenues from value added products in Europe has resulted in the overall improvement in revenues, excluding the negative effect of foreign exchange.

Europe reported an operating loss of $3.7 million in the third quarter of 2000, compared to a loss of $7.2 million in the same period of the prior year. On a year-to-date basis, Europe reported an operating loss of $19.3 million in the first nine months of 2000 compared to $24.9 million in 1999. Europe achieved modest improvements in profitability, while still spending on the infrastructure necessary to offer new products and services, as a result of significant cost reductions realized from the restructuring actions implemented in the fourth quarter of 1999.

APLA reported operating revenues of $17.3 million in the third quarter of 2000, down 5% from the same period in 1999. Excluding the effect of foreign exchange, revenue growth would have been down 4%. The decline largely resulted from the elimination of Singapore's revenues in 2000 as the business was contributed to a joint venture in the third quarter of 2000, an important transaction expected to improve the Company's international profitability. The Company's share of the venture's results is no longer included in APLA but rather within other income (expense) - net. Excluding revenue from D&B Singapore from both years' results, and before the effect of foreign exchange, APLA's revenue was even with a year ago. In comparing the third quarter of 2000 with the third quarter of 1999, APLA credit information solutions revenues decreased 13% to $10.2 million, marketing information solutions revenues increased 8% to $2.9 million and receivables management services revenues increased 11% to $4.2 million. Excluding the effect of foreign exchange, APLA would have reported for the third quarter of 2000 a decrease in revenues from credit information solutions of 13%, an increase in revenues from marketing information solutions of 11% and an increase in revenues from receivables management services of 15%, in each case in comparison to the third quarter of 1999.

Through September 30, 2000 APLA reported operating revenues of $48.0 million, down 3% when compared to $49.3 million in 1999. Excluding the effect of foreign exchange, APLA revenues would have decreased by 4%. Excluding revenue from D&B Singapore from both years' results, and before the effect of foreign exchange, APLA's revenue was down 3 percent from the prior year period. In comparing the nine months ended September 30, 2000 with the same period in 1999, credit information solutions revenues decreased 10% to $29.1 million, while marketing information solutions revenues increased 4% to $7.4 million and receivables management services revenues increased 14% to $11.5 million. Excluding the effect of foreign exchange, APLA would have reported for the year to date 2000 a decrease in revenues from credit information solutions of 12%, an increase in revenues from marketing information solutions of 6% and an increase in revenues from receivables management services of 15%, in each case in comparison to the same period of 1999.

APLA reported an operating loss of $.2 million in the third quarter of 2000, compared to an operating loss of $.5 million in the same period of 1999. For the nine months ended September 30, 2000, APLA reported an operating loss of $6.1 million, compared to an operating loss of $6.6 million in the same period of 1999. The modest improvement in profitability is attributable to cost reductions.

ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ("SFAS")

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The staff provided this guidance due, in part, to the large number of revenue-recognition issues that it has encountered in registrant filings. In June 2000, SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," was issued, which defers the effective date of SAB 101 until the fourth quarter of 2000. The Company believes it is in compliance with this guidance.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge); or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 delaying the effective date of SFAS No. 133. The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company currently hedges foreign-currency-denominated transactions and expects to adopt SFAS No. 133, as amended, beginning January 1, 2001. The effect of adopting SFAS No. 133 is not expected to have a material effect on the Company.

LIQUIDITY AND FINANCIAL POSITION

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

At September 30, 2000, cash and cash equivalents totaled $39.4 million, a decrease of $70.0 million from $109.4 million held at December 31, 1999. During the nine months ended September 30, 2000, the Company's payment of $349.3 million to the IRS, as discussed below under "Other," and the impact of the 2000 Distribution with respect to the allocation of net indebtedness, impacted the cash balance.

Operating activities used net cash of $13.9 million during the nine months ended September 30, 2000 compared to generating net cash of $281.0 million during the same period in 1999. The $349.3 million payment to the IRS is reflected as a reduction in continuing operations' accrued income taxes of $174.7 and as a $174.6 million offset to cash used in operating activities of discontinued operations for the nine months ended September 30, 2000. Excluding the impact of the payment, cash generated by operating activities for the nine months ended September 30, 2000 would have been $335.4 million, with continuing operations providing $163.3 million and discontinued operations providing $172.1 million. Cash generated by operating activities for the nine months ended September 30, 1999 was $281.0 million, with continuing operations providing $130.2 million and discontinued operations providing $150.7 million. The improvement in cash generated by operating activities of continuing operations results from increased operating income, excluding the impact of the reorganization costs, the majority of which will be paid during the next quarter, and higher sales and accounts receivable collections during 2000 compared with 1999.

During the nine months ended September 30, 2000, the Company made payments of $16.0 million related to the restructuring actions implemented during the fourth quarter of 1999. As of September 30, 2000, the Company has terminated 406 of the 700 contemplated in the plan. The Company anticipates completion of the restructuring actions by the end of 2000, including the payment of the majority of the associated costs.

Net cash used in investing activities was $88.8 million for the nine months ended September 30, 2000 compared to $90.7 million in 1999, including net cash used in investing activities of discontinued operations of $26.2 million in 2000 and $5.8 million in the same period of 1999. Net cash used by discontinued operations in the first nine months of 2000 included an acquisition by Moody's of a financial software products company for $17.4 million. Through September 30, 2000, the Company invested $53.2 million for capital expenditures and additions to computer software and other intangibles compared to $83.0 million in the comparable period in 1999, due primarily to higher expenditures in the prior year on systems implemented in 1999.

Net cash provided by financing activities through September 30, 2000 was $34.0 million, compared to net cash used in financing activities of $209.0 million during the same period of 1999. Payments of dividends accounted for $89.8 million in the nine months ended September 30, 2000 compared to $90.3 million in the same period of 1999. However, the Company does not intend to pay dividends in the future. As discussed below, the Company's financing arrangements and stock repurchases also affected the net cash provided by or used for financing activities.

Financing Arrangements

In connection with the 2000 Distribution, Old D&B borrowed funds in order to repay in full Old D&B's commercial paper obligations. Also pursuant to the 2000 Distribution Agreement, immediately prior to the 2000 Distribution, a portion of Old D&B's indebtedness (plus certain minority interest obligations) and a portion of Old D&B's cash was allocated to the Company in amounts such that, at the time of the 2000 Distribution and before giving effect to certain adjustments and other factors described in Note 2 to the consolidated financial statements included in Item 1 above, the net indebtedness of the Company (plus the minority interest obligations) approximated the net indebtedness of Moody's. The indebtedness that was assumed by the Company amounted to $24.1 million. The Company also assumed $300 million in minority interest obligations and was allocated $39.4 million in cash. As of September 30, 2000, the Company had a receivable from Moody's of $5.6 million, which represented the final adjustment to the net indebtedness calculation. The debt that was assumed by Moody's at the 2000 Distribution amounted to $195.5 million. At September 30, 2000,

Moody's also was allocated cash of $24.9 million and recorded a payable to the Company of $5.6 million based on the calculation described above.

In September 2000, the Company established two committed bank facilities, which remained in effect after the 2000 Distribution. One of the facilities permits borrowings of up to $175 million and matures in September 2001. The second facility permits borrowings of up to $175 million and matures in September of 2005. Under these facilities the Company has the ability to borrow at prevailing short-term interest rates. The Company has no borrowings outstanding under these facilities as of September 30, 2000. It is anticipated that these facilities will be used for general corporate purposes, including to support the Company's commercial paper program.

Old D&B had commercial paper borrowings outstanding of $124.7 million at December 31, 1999.

Stock Repurchase

Through September 30, 2000, Old D&B repurchased 125,000 shares for $3.5 million in connection with its Employee Stock Purchase Plan and to offset a portion of the shares issued under incentive plans. During the nine months ended September 30, 1999, Old D&B completed its special stock repurchase program, authorized by its Board of Directors in June 1998, by purchasing 4.2 million shares for $150.0 million. During the nine months ended September 30, 1999, Old D&B also repurchased 2.2 million shares for $77.5 million in connection with its Employee Stock Purchase Plan and to offset awards made under incentive plans. Proceeds received in connection with Old D&B's stock plans were $30.7 million for the nine months ended September 30, 2000 compared to $41.7 million in the same period in 1999.

The Company has authorized a systematic share repurchase program to offset the dilutive effect of shares issued under the Company's employee benefit arrangements.

Other

Old D&B and its predecessors have entered into global tax planning initiatives in the normal course of business, principally through tax free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably. At this time, management is unable to predict the extent of such reviews, the outcome thereof or whether the resolution of these matters could materially affect the Company's results of operations, cash flows or financial position.

Pursuant to the 2000 Distribution Agreement, the Company and Moody's agreed to be each financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described above, to the extent such potential liabilities are not directly attributable to their respective business operations.

The IRS, has completed its review of the utilization of certain capital losses generated during 1989 and 1990. On June 26, 2000, the IRS, as part of its audit process, issued a formal assessment with respect to the utilization of these capital losses and Old D&B responded by filing a petition for a refund in the U.S. District Court on September 21, 2000.

Pursuant to a series of agreements, IMS Health and NMR are jointly and severally liable to pay one-half, and Donnelley the other half, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Donnelley pays the first $137 million.

In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement whereby Old D&B assumed all potential liabilities of Donnelley arising from these tax matters and agreed to indemnify Donnelley in connection with such potential liabilities.

On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflects $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000, which Old D&B funded with short-term borrowings. IMS Health has informed D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, the Company is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. The Company had accrued its anticipated share of the probable liability arising from the utilization of these capital losses.

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty, in the opinion of management, the ultimate liability of the Company in connection with such matters will not have a material effect on the Company's operating results, cash flows or financial position.


NEW EUROPEAN CURRENCY

On January 1, 1999, eleven of the countries in the European Union began a three-year transition to a single European currency ("euro") to replace the national currency of each participating country. The Company intends to phase in the transition to the euro over the next two years. The Company has established a task force to address issues related to the euro. The Company believes that the euro conversion may have a material impact on its operations and financial condition if it fails to successfully address such issues. The task force has prepared a project plan and is proceeding with the implementation of that plan. The Company's project plan includes the following: ensuring that the Company's information technology systems that process data for inclusion in the Company's products and services can appropriately handle amounts denominated in euro contained in data provided to the Company by third-party data suppliers; modification of the Company's products and services to deal with euro-related issues; and modification of the Company's internal systems (such as payroll, accounting and financial reporting) to deal with euro-related issues. The Company does not believe that the cost of such modifications will have a material effect on the Company's results of operations or financial condition. There is no guarantee that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur. The conversion to the euro may have competitive implications for the Company's pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time.


FORWARD-LOOKING STATEMENTS

Certain statements in this report are forward looking. These may be identified by the use of forward-looking words or phrases, such as "believe," "expect," "infered, " "anticipate," "should," "planned," "estimated," "potential," "target" and "goal," among others. All such forward-looking statements are based on the Company's reasonable expectations at the time they are made. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's businesses include: (1) complexity and uncertainty regarding the development of new high-technology products; (2) possible loss of market share through competition; (3) introduction of competing products or technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) changes in the business information and risk management industries and markets, including those driven by the Internet; (6) the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; (7) the Company's ability to complete the implementation of its Euro plans on a timely basis and the competitive implications that the conversion to the Euro may have on the Company's pricing and marketing strategies; (8) the Company's ability to attract and retain key employees; (9) fluctuations in foreign currency exchange rates;
(10) the outcome of any reviews by applicable tax authorities of global tax planning initiatives; (11) the Company's ability to successfully implement its Blueprint for Growth (its announced plan for the future development of its businesses); and (12) the absence of any adverse impact on the conduct of the Company's business arising from its recently-completed separation from Moody's Corporation.

The Company undertakes no obligation to publicly release any revision to any forward-looking statement to reflect any future events or circumstances.

The Company may from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any such forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the factors set forth above.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation's 1999 Financial Statements included in its Registration Statement on Form 10 provide a more detailed discussion of the market risks affecting operations. As of September 30, 2000, no material change had occurred in the Company's market risks, as compared to the disclosure in the Form 10 for the year ending
December 31, 1999.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this item is set forth in Note 9 - Contingencies on Pages 12-14 in Part I. Item 1 of this Form 10-Q. Reference is made to such Note and Item 8 of the Company's Registration Statement on Form 10 for information relating to the IRI case.

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits:



EXHIBIT NO.         DESCRIPTION
-----------         -----------
3.1                 Restated Certificate of Incorporation, as amended effective
                    October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number
                    1-15967, filed October 4, 2000).

3.2 Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 of the Registrant, file number 1-15967, filed June
                    27, 2000).

4.1 Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 of the Registrant, file number 1-15967, filed September 11,
                    2000).

4.2* Five-Year Credit Agreement, dated as of September 11, 2000, among the Registrant, The Chase Manhattan Bank, Citibank,
                    N.A., and the Bank of New York.

4.3                 Rights Agreement, dated as of August 15, 2000, between the
                    Registrant and Equiserve Trust Company, N.A., as Rights
                    Agent which includes the Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
                    (incorporated by reference to Exhibit 1 to the Registration
                    Statement on Form 8-A of the Registrant, file number
                    1-15967, filed September 15, 2000).

10.1 Distribution Agreement, dated as of September 30, 2000, between Moody's Corporation (f.k.a. The Dun & Bradstreet
                    Corporation) and the Registrant (f.k.a. The New D&B
                    Corporation) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number
                    1-15967, filed October 4, 2000).

10.2 Tax Allocation Agreement, dated as of September 30, 2000, between Moody's Corporation (f.k.a. The Dun & Bradstreet
                    Corporation) and the Registrant (f.k.a. The New D&B
                    Corporation) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number
                    1-15967, filed October 4, 2000).

10.3 Employee Benefits Agreement, dated as of September 30, 2000, between Moody's Corporation (f.k.a. The Dun & Bradstreet
                    Corporation) and the Registrant (f.k.a. The New D&B
                    Corporation) (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the Registrant, file number
                    1-15967, filed October 4, 2000).

10.4                Intellectual Property Assignments, dated as of September 1,
                    2000, between Moody's Corporation (f.k.a. The Dun &
                    Bradstreet Corporation) and the Registrant (f.k.a. The New
                    D&B Corporation) (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K of the Registrant, file number
                    1-15967, filed October 4, 2000).

10.5                Shared Transaction Services Agreement, dated as of September
                    30, 2000, between Moody's Corporation (f.k.a. The Dun &
                    Bradstreet Corporation) and the Registrant (f.k.a. The New
                    D&B Corporation) (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K of the Registrant, file number
                    1-15967, filed October 4, 2000).

EXHIBIT NO.         DESCRIPTION
-----------         -----------
10.6                Data Services Agreement, dated as of September 30, 2000,
                    between Moody's Corporation (f.k.a. The Dun & Bradstreet
                    Corporation) and the Registrant (f.k.a. The New D&B
                    Corporation) (incorporated by reference to Exhibit 10.6 to the Report on Form 8-K of the Registrant, file number
                    1-15967, filed October 4, 2000).

10.7                Transition Services Agreement, dated as of September 30,
                    2000, between Moody's Corporation (f.k.a. The Dun &
                    Bradstreet Corporation) and the Registrant (f.k.a. The New
                    D&B Corporation) (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K of the Registrant, file number
                    1-15967, filed October 4, 2000).

10.8 Insurance and Risk Management Services Agreement, dated as of September 30, 2000, between Moody's Corporation (f.k.a.
                    The Dun & Bradstreet Corporation) and the Registrant (f.k.a.
                    The New D&B Corporation) (incorporated by reference to
                    Exhibit 10.8 to the Report on Form 8-K of the Registrant, file number 1-15967, filed October 4, 2000).

10.9                Undertaking of the Registrant to Cognizant Corporation and
                    ACNielsen Corporation (incorporated by reference to Exhibit
                    10.9 to the Report on Form 8-K of the Registrant, file number 1-15967, filed October 4, 2000).

10.10               Undertaking of the Registrant to R.H. Donnelley Corporation
                    (incorporated by reference to Exhibit 10.10 to the Report on Form 8-K of the Registrant, file number 1-15967, filed
                    October 4, 2000).

10.11               Distribution Agreement dated as of June 30, 1998 between
                    R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet
                    Corporation) and Moody's Corporation (f.k.a. The New Dun &
                    Bradstreet Corporation) (incorporated by reference to
                    Exhibit 10.1 to the Quarterly Report on Form 10-Q of Moody's
                    Corporation, file number 1-14037, filed August 14, 1998).

10.12               Tax Allocation Agreement dated as of June 30, 1998 between
                    R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet
                    Corporation) and Moody's Corporation (f.k.a. The New Dun &
                    Bradstreet Corporation) (incorporated by reference to
                    Exhibit 10.2 to the Quarterly Report on Form 10-Q of Moody's
                    Corporation, file number 1-14037, filed August 14, 1998).

10.13 Employee Benefits Agreement dated as of June 30, 1998 between R.H. Donnelley Corporation (f.k.a. The Dun &
                    Bradstreet Corporation) and Moody's Corporation (f.k.a. The
                    New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of
                    Moody's Corporation, file number 1-14037, filed August 14,
                    1998).

10.14               Distribution Agreement dated as of October 28, 1996, among
                    R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet
                    Corporation), Cognizant Corporation and ACNielsen
                    Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
                    (f.k.a. The Dun & Bradstreet Corporation) for the year ended
                    December 31, 1996, file number 1-7155, filed March 27,
                    1997).

10.15               Tax Allocation Agreement dated as of October 28, 1996, among
                    R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet
                    Corporation), Cognizant Corporation and ACNielsen
                    Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
                    (f.k.a. The Dun & Bradstreet Corporation) for the year ended
                    December 31, 1996, file number 1-7155, filed March 27,
                    1997).

EXHIBIT NO.         DESCRIPTION
-----------         -----------
10.16               Employee Benefits Agreement dated as of October 28, 1996,
                    among R.H. Donnelley Corporation (f.k.a. The Dun &
                    Bradstreet Corporation), Cognizant Corporation and ACNielsen
                    Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
                    (f.k.a. The Dun & Bradstreet Corporation) for the year ended
                    December 31, 1996, file number 1-7155, filed March 27,
                    1997).

10.17               Indemnity and Joint Defense Agreement dated as of October
                    28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun &
                    Bradstreet Corporation), Cognizant Corporation and ACNielsen
                    Corporation (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
                    (f.k.a. The Dun & Bradstreet Corporation) for the year ended
                    December 31, 1996, file number 1-7155, filed March 27,
                    1997).

10.18               Amended and Restated Agreement of Limited Partnership of D&B
                    Investors L.P. dated April 1, 1997 (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form
                    10-Q of Moody's Corporation, file number 1-14037, filed
                    August 14, 1998).

10.19*              D&B Guaranty dated as of April 1, 1997, given by The Dun &
                    Bradstreet Corporation in favor of Utrecht-America Finance
                    Co. and Leiden, Inc. (as assumed by the Registrant).

10.20*              The Dun & Bradstreet Executive Transition Plan.

10.21*              Forms of Change in Control Severance Agreements.

10.22*              Pension Benefit Equalization Plan of The Dun & Bradstreet
                    Corporation.

10.23*              Supplemental Executive Benefit Plan of The Dun & Bradstreet
                    Corporation.

10.24*              Profit Participation Benefit Equalization Plan of The Dun &
                    Bradstreet Corporation.

10.25*              The Dun & Bradstreet Career Transition Plan.

10.26               Employment Agreement dated May 15, 2000, by and between The
                    Dun & Bradstreet Corporation and Allan Z. Loren
                    (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 of the Registrant, file number 1-15967, filed September 14, 2000).

10.27*              2000 Dun & Bradstreet Corporation Replacement Plan for
                    Certain Directors Holding Dun & Bradstreet Corporation
                    Equity-Based Awards.

10.28*              2000 Dun & Bradstreet Corporation Replacement Plan for
                    Certain Employees Holding Dun & Bradstreet Corporation
                    Equity-Based Awards.

10.29*              The Dun & Bradstreet Corporation 2000 Stock Incentive Plan.

10.30*              2000 Dun & Bradstreet Corporation Nonemployee Directors'
                    Stock Incentive Plan.

10.31* Executive Transition Plan Agreement, dated October 1, 1999, between Andre Dahan and Moody's Corporation (f.k.a. The Dun
                    & Bradstreet Corporation) (as assumed by the Registrant).

EXHIBIT NO.         DESCRIPTION
-----------         -----------
10.32               Executive Transition Plan Agreements dated October 1, 1999, between Frank Sowinski and Moody's Corporation (f.k.a. The
                    Dun & Bradstreet Corporation) (incorporated by reference to
                    Exhibit 10.28 to Moody's Corporation Annual Report on Form
                    10-K, file number 1-14037, filed on February 16, 2000) (as assumed by the Registrant).

10.33               The Dun & Bradstreet Corporation Nonfunded Deferred
                    Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to Moody's Corporation
                    Quarterly Report on Form 10-Q, file number 1-14037, filed
                    October 20, 1999)(as assumed by the Registrant).

10.34*              The Dun & Bradstreet Corporation Covered Employee Cash
                    Incentive Plan.

10.35               Form of Limited Stock Appreciation Rights Agreement
                    (incorporated by reference to Exhibit 10.25 to Moody's
                    Corporation Quarterly Report on Form 10-Q, filed August 14,
                    1998).

27*                 Financial Data Schedule


* - Filed Herewith


(b)      Reports on Form 8-K:
         A Current Report on Form 8-K was filed on October 4, 2000 pursuant to
         Item 5 - Other Events and Item 7 - Financial Statements: Pro Forma Financial Statements and Exhibits.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               THE DUN & BRADSTREET CORPORATION


Date: November 14, 2000,   By:  /s/ CHESTER J. GEVEDA
                               -----------------------------------------------
                               Chester J. Geveda, Jr.

                               Vice President and Controller and Acting Chief Financial Officer
                               (principal financial officer)