Form 10-K405
period 2000-12-31
DUN & BRADSTREET CORP/NW
filed 2001-02-22
CIK 1115222

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 1-15967

                        THE DUN & BRADSTREET CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      22-3725387
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

   ONE DIAMOND HILL ROAD, MURRAY HILL, N.J.                        07974
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (908) 665-5000.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
    COMMON STOCK, PAR VALUE $.01 PER SHARE                NEW YORK STOCK EXCHANGE
       PREFERRED SHARE PURCHASE RIGHTS                    NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 31, 2000, 80,154,900 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates* (based upon its closing transaction price on the Composite Tape on December 29, 2000) was approximately $2,067.4 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on April 27, 2001, are incorporated into Part III of this Form 10-K.

     The Index to Exhibits is located on Pages 67-70 of this Form 10-K
---------------
* Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of federal securities laws.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The Dun & Bradstreet Corporation ("D&B") was incorporated under the laws of the State of Delaware on April 25, 2000. D&B began operating as an independent publicly-owned corporation on October 1, 2000 as a result of its September 30, 2000 spinoff (the "2000 Distribution") from the corporation now known as Moody's Corporation and previously known as "The Dun & Bradstreet Corporation." Moody's Corporation is referred to herein as "Old D&B" for periods prior to the 2000 Distribution and as "Moody's" for periods thereafter.

     D&B is the accounting successor to Old D&B, which was incorporated under the laws of the State of Delaware on April 8, 1998. Old D&B began operating as an independent publicly-owned corporation on July 1, 1998 as a result of its June 30, 1998 spinoff (the "1998 Distribution") from the corporation now known as "R.H. Donnelley Corporation" and previously known as "The Dun & Bradstreet Corporation" ("Donnelley"). Old D&B became the accounting successor to Donnelley at the time of the 1998 Distribution.

     Prior to the 1998 Distribution, Donnelley was the parent holding company for subsidiaries then engaged in the businesses currently conducted by D&B, Moody's and Donnelley. Prior to November 1, 1996, it also was the parent holding company of subsidiaries conducting business under the names Cognizant Corporation ("Cognizant") and ACNielsen Corporation ("ACNielsen"). On that date Donnelley effected a spinoff of the capital stock of Cognizant and ACNielsen to its stockholders (the "1996 Distribution"). Cognizant subsequently changed its name to Nielsen Media Research, Inc. in connection with its 1998 spinoff of the capital stock of IMS Health Incorporated ("IMS Health").

     The corporate and financial characteristics of D&B have developed, in part, as a result of the 1996, 1998 and 2000 Distributions and D&B's relationships with the other parties to those transactions. The terms of the transactions are briefly outlined below.

                               1996 DISTRIBUTION

     For purposes of effecting the 1996 Distribution and governing certain of the continuing relationships among Donnelley, Cognizant and ACNielsen thereafter, the three companies entered into various agreements, including a Distribution Agreement (the "1996 Distribution Agreement"), a Tax Allocation Agreement (the "1996 Tax Allocation Agreement"), an Employee Benefits Agreement (the "1996 Employee Benefits Agreement") and an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement"). The following descriptions summarize some of the material terms of such agreements but are qualified by reference to the texts of such agreements, which are attached as exhibits to this Form 10-K.

     The 1996 Distribution Agreement provided for, among other things, assumptions of liabilities and cross indemnities designed generally to allocate to Donnelley, effective as of November 1, 1996, financial responsibility for all liabilities of the companies, except for certain liabilities arising out of or in connection with the businesses that became part of Cognizant or ACNielsen as a result of the 1996 Distribution. Similarly, the 1996 Distribution Agreement provided for the allocation generally to Donnelley of the financial responsibility for the liabilities arising out of or in connection with then-former businesses, including those formerly conducted by or associated with Cognizant or ACNielsen, with certain exceptions such as described in Note 15 (Contingencies) in Part II, Item 8 on pages 56-58 of this Form 10-K.

     The 1996 Tax Allocation Agreement generally allocated financial responsibility to Donnelley for the entire consolidated tax liability for the tax years that Cognizant and ACNielsen were included in Donnelley's consolidated Federal income tax return. For periods prior to November 1, 1996, Donnelley also is generally liable for state and local income taxes. The 1996 Tax Allocation Agreement allocated liability to Donnelley, Cognizant and ACNielsen for their respective shares of other state and local taxes, as well as any foreign taxes attributable to periods prior to November 1, 1996.

     The 1996 Employee Benefits Agreement generally allocated responsibility among the companies for benefits accrued for their current and former employees as of November 1, 1996.

     Pursuant to the Indemnity and Joint Defense Agreement, Donnelley, Cognizant and ACNielsen agreed: (i) to certain arrangements allocating potential liabilities arising out of the legal action filed by Information Resources, Inc. ("IRI") on July 29, 1996 and (ii) to conduct a joint defense of such action. See
Note 15 (Contingencies) in Part II, Item 8 on pages 56-58 of this Form 10-K for additional information with respect to this agreement.

     Pursuant to the terms of the 1996 Distribution Agreement, as a condition to the 1998 Distribution, Old D&B undertook to be jointly and severally liable with Donnelley to Cognizant and ACNielsen for any liabilities arising under the 1996 Distribution Agreement and related agreements. Pursuant to the 1998 Distribution Agreement, as between Donnelley and Old D&B, all liabilities and rights of Donnelley under the 1996 Distribution Agreement and related agreements became liabilities and rights of Old D&B, and Old D&B agreed to indemnify Donnelley against any such liabilities.

     Pursuant to the terms of the 1996 Distribution Agreement, as a condition to Cognizant's spinoff of IMS Health, IMS Health undertook to be jointly and severally liable with Cognizant to Donnelley and ACNielsen for any liabilities arising under the 1996 Distribution Agreement and related agreements. Donnelley's rights under this undertaking were assigned to Old D&B in connection with the 1998 Distribution.

                               1998 DISTRIBUTION

     For purposes of effecting the 1998 Distribution and of governing certain of the continuing relationships between Old D&B and Donnelley thereafter, the two companies entered into various agreements, including a Distribution Agreement (the "1998 Distribution Agreement"), a Tax Allocation Agreement (the "1998 Tax Allocation Agreement") and an Employee Benefits Agreement (the "1998 Employee Benefits Agreement"). The following descriptions summarize some of the material terms of such agreements. These descriptions are qualified by reference to the texts of such agreements, which are attached as exhibits to this Form 10-K.

     The 1998 Distribution Agreement provided for, among other things, certain corporate transactions required to effect the 1998 Distribution and other arrangements between Donnelley and Old D&B subsequent to the 1998 Distribution. In general, pursuant to the terms of the 1998 Distribution Agreement, all assets of Donnelley as of June 30, 1998, other than those relating to the business to be conducted by it thereafter, became assets of Old D&B. The 1998 Distribution Agreement also provided for assumptions of liabilities and cross indemnities designed generally to allocate to Old D&B, effective as of June 30, 1998, financial responsibility for substantially all liabilities of Donnelley, excluding liabilities primarily relating to the business to be conducted by Donnelley thereafter and certain indebtedness incurred in connection with the 1998 Distribution. The 1998 Distribution Agreement provided for the allocation generally to Old D&B of the financial responsibility for the liabilities arising out of or in connection with former business operations, other than those relating to the business to be conducted by Donnelley following the 1998 Distribution.

     Under the 1998 Tax Allocation Agreement, Old D&B generally assumed liability for all income taxes of the companies and their subsidiaries attributable to periods prior to the 1998 Distribution, provided that in the case of any separate company state or local income taxes, Donnelley and Old D&B remained responsible for their own liabilities arising from any audit adjustment.

     The 1998 Employee Benefits Agreement generally allocated responsibility between Donnelley and Old D&B for benefits accrued for their current and former employees as of June 30, 1998.

                               2000 DISTRIBUTION

     For purposes of effecting the 2000 Distribution and of governing certain of the continuing relationships between D&B and Moody's thereafter, the two companies entered into various agreements, including a Distribution Agreement (the "2000 Distribution Agreement"), a Tax Allocation Agreement (the "2000 Tax Allocation Agreement") and an Employee Benefits Agreement (the "2000 Employee Benefits Agreement").

The material terms of such agreements are described below. These descriptions are qualified by reference to the texts of such agreements, which are attached as exhibits to this Form 10-K.

     The 2000 Distribution Agreement provided for, among other things, certain corporate transactions required to effect the 2000 Distribution and other arrangements between D&B and Moody's subsequent to the 2000 Distribution. In particular, the 2000 Distribution Agreement defined the assets and liabilities that were allocated to and assumed by D&B and those that remained with Moody's. The 2000 Distribution Agreement also defines what constitutes the "D&B Business" and what constitutes the "Moody's Business."

     Pursuant to the 2000 Distribution Agreement, Moody's transferred or caused to be transferred all its right, title and interest in the assets comprising the D&B Business to D&B, and D&B transferred or caused to be transferred all its right, title and interest in the assets comprising the Moody's Business to Moody's. All assets were transferred without any representation or warranty. In general, pursuant to the terms of the 2000 Distribution Agreement, all assets that relate primarily to the D&B Business were allocated to D&B, all assets that relate primarily to the Moody's Business were allocated to Moody's, and all remaining assets (other than cash, which was allocated along with indebtedness as described below) were allocated equally between D&B and Moody's. The 2000 Distribution Agreement also provided for assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of September 30, 2000, financial responsibility for: (i) all liabilities arising out of or in connection with the businesses conducted by D&B to D&B, (ii) all liabilities arising out of or in connection with the businesses conducted by Moody's to Moody's, and (iii) substantially all other liabilities as of September 30, 2000 equally between D&B and Moody's. The liabilities that were allocated equally include contingent and other liabilities relating to former businesses and certain prior business transactions, which consist primarily of potential liabilities of Old D&B arising from the legal action initiated by IRI and potential tax liabilities of Old D&B that may arise with respect to reviews by tax authorities of global tax planning initiatives, both of which are described in Note 15 (Contingencies) in Part II, Item 8 of pages 56-58 of this Form 10-K.

     Pursuant to the terms of the 1998 Distribution Agreement, as a condition to the 2000 Distribution, D&B undertook to be jointly and severally liable with Moody's to Donnelley for any liabilities arising under the 1998 Distribution Agreement and related agreements. The 2000 Distribution Agreement generally allocates financial responsibility for such liabilities equally between D&B and Moody's, except that any such liabilities that relate primarily to the D&B Business will be D&B liabilities and any such liabilities that relate primarily to the Moody's Business will be Moody's liabilities. Among other things, D&B and Moody's agreed that, as between themselves, they will each be responsible for 50% of any payments to be made in respect of the IRI action under the 1998 Distribution Agreement, including any legal fees and expenses related thereto.

     In connection with the 2000 Distribution, D&B assumed a portion of the indebtedness of Old D&B and received a portion of the cash of Old D&B in amounts such that, at the time of the 2000 Distribution and before giving effect to the agreement discussed below and certain other factors, the net indebtedness of D&B (plus the obligations also assumed by D&B under the minority interest financing relating to the investment partnership described in Note 12 (Investment Partnership) in Part II, Item 8 of pages 54-55 of this Form 10-K) approximated the net indebtedness of Moody's. Substantially all unexercised Old D&B stock options were adjusted as of the date of the 2000 Distribution to comprise options to purchase Moody's common stock and separately exercisable options to purchase D&B common stock. In light of, among other things, the numbers of optionees employed by D&B and Moody's, respectively, this adjustment resulted in a substantially greater number of outstanding options to purchase Moody's common stock than would have been the case if options were adjusted so as to become solely options to purchase common stock of the optionee's employer. Due to this fact and the fact that, consistent with past practice, each of D&B and Moody's was expected to maintain a stock purchase program designed to offset the increased number of shares otherwise attributable to option exercises, D&B agreed to adjust the net indebtedness of the two companies to compensate Moody's for the disproportionate amount of its estimated future cash costs in this regard. The amount of this adjustment was determined on a formula basis and is reflected in D&B's consolidated balance sheet.

     The 2000 Distribution Agreement includes provisions governing the administration of certain insurance programs and the procedures for making claims. The 2000 Distribution Agreement also allocates the right to proceeds, and the obligation to incur deductibles, under certain insurance policies.

     The 2000 Distribution Agreement provides that Moody's and D&B will comply with and otherwise not take action inconsistent with each representation and statement made to the Internal Revenue Service (the "IRS") in connection with Old D&B's requests for ruling letters as to certain tax aspects of the 2000 Distribution and certain internal restructuring transactions. Each of Moody's and D&B agreed, among other things, to maintain its status as a company engaged in the active conduct of a trade or business, as defined in Section 355(b) of the Internal Revenue Code, to continue to own stock of certain operating subsidiaries constituting control (within the meaning of Section 368(c) of the Internal Revenue Code) of such operating subsidiaries and to maintain at least 90% of the fair market value of its assets in the form of stock and securities of certain operating subsidiaries, in each case until the second anniversary of the 2000 Distribution. D&B does not expect this limitation to inhibit its financing or other activities or its ability to respond to unanticipated developments. Under the 2000 Distribution Agreement, each of D&B and Moody's agreed that, until two years after the 2000 Distribution, it will not: (i) merge or consolidate with another corporation, (ii) liquidate or partially liquidate,
(iii) sell or transfer all or substantially all of its assets, (iv) redeem or repurchase its stock (except in certain limited circumstances), or (v) take any other action that would result in one or more persons acquiring a 50% or greater interest in Moody's or D&B, as the case may be, unless, prior to taking such action, it obtains a written opinion of a law firm reasonably acceptable to Moody's or D&B, as the case may be, or a supplemental ruling from the IRS that such action will not affect the tax-free treatment of the 2000 Distribution. As a result of the representations in the requests for ruling letters and the covenants in the 2000 Distribution Agreement, the acquisition of control of D&B prior to the second anniversary of the 2000 Distribution may be more difficult or less likely to occur because of the potential substantial liabilities associated with a breach of such representations or covenants. The 2000 Distribution Agreement requires any party thereto that takes or fails to take any action which contributes to a determination that the 2000 Distribution is not tax-free to Moody's or any of its affiliates, D&B or any of its affiliates or their respective stockholders to indemnify the other party and its stockholders against any taxes arising therefrom. The 2000 Distribution Agreement also includes similar indemnification provisions with respect to actions taken that affect the tax treatment of certain internal restructuring transactions.

     Under the 2000 Distribution Agreement, each of D&B and Moody's agreed to provide to the other party, subject to certain conditions, access to certain corporate records and information and to provide certain transitional services on such terms as were set forth in a data services agreement, a shared transaction services agreement, an insurance and risk management services agreement and a transition services agreement between such parties. D&B and Moody's also entered into an intellectual property assignment providing for the allocation of rights under patents, copyrights, software, technology, trade secrets and certain other intellectual property owned by D&B and Moody's and their respective subsidiaries as of September 30, 2000. The texts of each of the foregoing agreements are attached as exhibits to this Form 10-K.

     The 2000 Distribution Agreement also provided generally that costs or expenses in connection with the 2000 Distribution incurred on or prior to September 30, 2000 will be borne equally by D&B and Moody's. Except as set forth in the Distribution Agreement or any related agreement, each party is required to bear its own costs and expenses incurred after September 30, 2000.

     Pursuant to the 2000 Tax Allocation Agreement, D&B and Moody's will each pay 50% of any taxes, or receive 50% of any refunds of taxes, shown as due on any consolidated or combined U.S. federal, state, local or foreign income or franchise tax return for taxable periods beginning prior to September 30, 2000 (including the current taxable period to the extent such taxes, refunds or credits are attributable to the portion of such taxable period up to and including September 30, 2000). Any subsequent adjustment of such taxes will be allocated to D&B if such adjustment relates to the businesses conducted by D&B, to Moody's if such adjustment relates to the businesses conducted by Moody's, and otherwise allocated equally between D&B and Moody's. All taxes other than consolidated or combined U.S. federal, state, local or foreign income and franchise taxes will be the responsibility of D&B if they are attributable to the D&B Business, and the responsibility of Moody's if they are attributable to the Moody's Business. For taxable periods beginning on or after September 30, 2000 (and the portion of the current taxable period beginning after September 30, 2000), D&B and Moody's will each be responsible for their own taxes.

     The 2000 Employee Benefits Agreement generally allocates responsibility for certain employee benefits matters on and after October 1, 2000. Under the 2000 Employee Benefits Agreement, Moody's adopted a new defined benefit pension plan for its employees, and D&B assumed and became the sponsor of the pre-existing plan for the benefit of D&B's employees and, in general, former employees who terminated employment on or prior to September 30, 2000, who were not Moody's employees immediately after September 30, 2000. Assets and liabilities of the pre-existing pension plan that were attributable to Moody's employees are to be transferred to the new Moody's plan, along with an amount of surplus under the pre-existing pension plan, such that the total value of the amount to be transferred to the new Moody's plan equaled $88 million as of September 30, 2000. In accordance with the 2000 Employee Benefits Agreement, Moody's bears the investment risk and the plan and retiree expenses with respect to such assets as of October 1, 2000. This transfer is to be made in accordance with Section 414(l) of the Internal Revenue Code.

     In addition, Moody's adopted a new savings plan for its employees, and D&B assumed and became the sponsor of the pre-existing savings plan for the benefit of D&B's employees and former employees who terminated employment on or prior to September 30, 2000. Unless otherwise elected by Moody's employees, the account balances of Moody's employees were transferred to the new Moody's plan.

     Generally, D&B assumed and became the sponsor of the pre-existing nonqualified supplemental pension plans for the benefit of persons who, prior to September 30, 2000, were participants thereunder. However, with respect to Moody's employees, D&B generally retained only those liabilities that were vested prior to September 30, 2000. Moody's has guaranteed payment of the benefits under these plans to its employees in the event that D&B is unable to satisfy its obligations. D&B assumed liabilities relating to the account balances as of September 30, 2000 of retired directors and D&B directors, and Moody's assumed liabilities relating to the account balances as of September 30, 2000 with respect to Moody's directors.

     The 2000 Employee Benefits Agreement also provides that Moody's will continue to sponsor its welfare plans for its employees. As of October 1, 2000, D&B became the sponsor of welfare plans for the benefit of its employees and former employees who terminated employment on or prior to September 30, 2000. Moody's is responsible for providing retiree welfare benefits, where applicable, to its employees, and D&B is responsible for providing retiree welfare benefits, where applicable, to its employees and eligible former employees who terminated employment on or prior to September 30, 2000.

     D&B and Moody's generally retained the severance liabilities of their respective employees who terminated employment prior to September 30, 2000.

     With respect to equity-based plans, the 2000 Employee Benefits Agreement generally provided that outstanding Old D&B equity-based awards (e.g., options, restricted stock, phantom units) as of September 30, 2000, were adjusted to comprise comparable equity-based grants in Moody's common stock and D&B common stock. The adjustments were intended to preserve, as closely as possible, the economic value of the pre-2000 Distribution grants.

     Except as otherwise provided in the 2000 Employee Benefits Agreement, as of September 30, 2000, Moody's employees generally ceased participation in existing employee benefit plans, and Moody's will generally recognize, among other things, their respective employees' past service under their respective employee benefit plans. Except as specifically provided therein, nothing in the 2000 Employee Benefits Agreement restricts Moody's or D&B's ability to amend or terminate any of their respective employee benefit plans after September 30, 2000.

OVERVIEW OF D&B'S BUSINESS

     D&B, the world's leading provider of business information, has been enabling business-to-business commerce for 159 years. D&B's information and technology solutions help businesses reduce credit risk, find profitable customers, manage customer and vendor relationships more efficiently and collect cash and receivables. Businesses also use D&B's information and technology to authenticate and verify potential trading partners online, increasing their trust and confidence in e-commerce business transactions. D&B had approximately $1.4 billion in revenue in 2000. D&B operates offices in 33 countries, conducts operations in six other countries through minority interests in joint venture companies and operates through independent correspondents in more than 150 additional countries. At the core of D&B's business is the world's largest and most comprehensive database of its kind, containing information on more than 62 million public and private business entities located in more than 200 countries. The database is also the source from which D&B offers a sophisticated array of products, services and applications to its business information customers.

     D&B uses multiple channels to deliver its information-based products and services to its customers through a sales force of approximately 2,600 personnel. Information and reports are available via D&B's Internet-based access tools and from D&B's website, dnb.com. D&B also delivers its products and services via online information services, telephone, fax, and customized connections with D&B's computer systems. Customers may also access D&B information through software applications scalable for use on individual desktops, in networks and on computer hosts. In addition, through alliances with major enterprise application software providers such as Oracle Corporation ("Oracle"), Siebel Systems, Inc. ("Siebel") and SAP AG ("SAP"), customers can obtain real-time, online access to D&B's global database through enterprise application software.

     D&B provides its customers with the tools to understand and manage their business information. D&B's customers use the internationally recognized D-U-N-S(R) Number to identify companies and company affiliations and to provide links to D&B's database and other data. As a unique, universal identifier of more than 62 million business entities around the world, the D-U-N-S Number can help customers tap opportunities by linking related customer accounts, identifying cross-selling opportunities within the same corporate family, eliminating duplicate file entries in customer and supplier databases, and reducing operating costs and increasing purchasing power by linking interrelated suppliers. The D-U-N-S Number is recommended or endorsed by the U.S. Government, the European Commission, the International Standards Organization, the United Nations Edifact Council and other global standard-setting organizations.

     D&B combines its global database, various distribution channels, application software solutions, D-U-N-S Number's "family tree" hierarchical information and expertise to provide its customers with tools to determine creditworthiness, predict market demand, pinpoint prospective clients and increase purchasing efficiency. D&B's services are designed to help customers grow profitably by providing them a consistent flow of reliable and actionable business information. D&B is also committed to developing information sources and applications to facilitate faster, smarter decisions in e-commerce business transactions.

BUSINESS STRATEGY

     D&B recognizes that its challenge is to transform itself from an underperforming company with underleveraged assets into a growth company with an important presence on the Web. The path to achievement of this aspiration presents a two-fold challenge for D&B. In the near- to medium-term, D&B must invest to grow revenues in its current businesses. In the longer term, D&B must extend the leadership position it has earned in its current business to the emerging electronic commerce environment. D&B has developed a program to meet this two-fold challenge, which it refers to as its "Blueprint for Growth" strategy. The Blueprint for Growth was publicly announced in October 2000, and the five components of the strategy are as follows:

     - LEVERAGE THE BRAND: In its traditional operating environments, D&B believes that the Dun & Bradstreet brand name has come to represent trust and confidence in products and services that help customers reduce risk in decision-making and improve financial performance. Key attributes of the brand include: (i) D&B's 159-year operating history in business-to-business ("B2B") commerce, (ii) its base of over 150,000 customers, including 92% of the Business Week Global 1000, (iii) its database on over 62 million business entities covering 200 countries, which D&B updates over a million times each day, (iv) its D-U-N-S numbering system, which is widely recognized as the global standard for identifying businesses and establishing linkages between related entities, (v) its trade data on how businesses pay their suppliers, (vi) its decision-support tools, scoring models and other actionable information that enable businesses to make better decisions, and (vii) its software integration tools to enable D&B information to be integrated into customers' systems or combined with customer information. One of the fundamental objectives of the
      Blueprint for Growth is to leverage these core brand assets in a manner designed to assure that the Dun & Bradstreet name continues to engender the same level of trust and confidence in B2B e-commerce transactions, where issues of trust and confidence are of paramount concern, that it does in the traditional marketplace. In sum, D&B's brand mission is to be "The most trusted source for information you need to make your business a success."

     - CREATE FINANCIAL FLEXIBILITY: The implementation of the Blueprint for Growth will require significant investments. In order to fund these investments, D&B has identified opportunities to reallocate spending to areas representing growth opportunities, and to support shareholder value through sustained growth in earnings per share. During the fourth quarter of 2000, D&B announced the first phase of its financial flexibility program, which will affect 1,500 positions and result in the elimination of 1,300 positions worldwide. These actions are expected to generate approximately $100 million for investment in 2001. D&B recorded a $41.5 million charge in connection with the actions announced in the fourth quarter of 2000. Under the first phase of financial flexibility, spending will be reallocated by: (i) globalizing administrative functions, which is expected to produce $23 million for reallocation, (ii) streamlining data collection and fulfillment while enhancing the quality of the operation, which is expected to yield $26 million for reallocation, (iii) rationalizing sales and marketing functions, including simplifying product offerings and eliminating unnecessary overlaps, which is expected to produce $22 million worth of savings for reallocation, and (iv) consolidating and simplifying the company's technology function while maximizing its effectiveness, which is expected to produce $29 million in funds for reallocation. D&B anticipates that the details of the next phase of the financial flexibility program will be announced in June 2001. This phase is expected to produce on an annualized basis approximately $50 million in funds that will be reallocated to growth areas of the business. A charge is expected to be taken in connection with the actions to be announced in June 2001. In addition to the foregoing initiatives, D&B is reviewing its business and prospects in each country to determine where it should maintain, increase or scale down its presence and where it should leverage partnerships to fulfill basic requirements (e.g., information collection). D&B is also considering the monetization of certain non-strategic assets and businesses, and intends to complete this review in the first half of 2001. Certain asset monetization transactions may be announced and/or completed prior to that date. Funds generated from these transactions may be utilized to invest in the current business, invest in the B2B strategy, or to repurchase stock.

     - ENHANCE THE CURRENT BUSINESS: An important element of the Blueprint for Growth is D&B's belief that there continue to be opportunities in its current business to generate revenue growth and increase profitability. D&B believes it can further develop its relationships with its over 150,000 customers worldwide and expand its customer base by making selected investments. For example, an analysis of D&B's current business has identified opportunities for up to $75 million in revenue growth over the next three years through increasing D&B's penetration of the small business market and its deepening of existing relationships with global businesses. D&B also intends to accelerate the utilization of the Web as a distribution channel for its products and services.

     - BECOME AN IMPORTANT PLAYER IN B2B ELECTRONIC COMMERCE: D&B believes that B2B electronic commerce is a potent opportunity, though it will likely take at least three years to begin realizing its potential in any significant way. Such time will be necessary to permit the integration of all of the related systems on both the vendor and purchaser sides, including purchasing, order entry, accounting, financing and others. In addition to the integration challenge, the development of electronic commerce has created a number of new challenges in B2B transactions, relating in substantial part to issues of trust and confidence. In this environment, for example, buyers and sellers require new and essentially instantaneous modes of addressing fundamental concerns such as: Is my trading partner who it claims to be? Is it qualified to complete the transaction? Will it deliver as promised? D&B believes that the company, with its brand, actionable information and analytical capabilities, is well positioned to address such concerns, and several of its current products and services are already doing so. Potential roles for D&B include, but are not limited to, providing e-commerce marketplaces and participants with: (i) identification, authentication and verification services for buyers and sellers, (ii) credit decisioning, (iii) internal performance assessment and enterprise resource planning refinement, (iv) directory, sourcing and prospecting services, (v) market sizing and modeling, and (vi) collections and receivables management. In addition to creating value for customers through D&B products and services, D&B intends to enter into strategic alliances that leverage D&B's strengths along with those of other market leaders. D&B announced a strategic alliance with Open Ratings Inc. in August 2000, through which the companies will jointly offer online supplier performance ratings to e-commerce participants. Since forming its alliance with D&B, Open Ratings has publicly announced 14 deals with marketplaces and B2B e-commerce infrastructure providers. In addition, in October 2000 D&B announced an agreement with American International Group, Inc., a leading U.S.-based international insurance and financial services organization, to form a joint venture known as Avantrust to offer a suite of business information and insurance products and services targeted to B2B e-commerce marketplaces and large buyers' and sellers' sites. Additional alliance opportunities may be available in the buyer financing and payment guarantee areas, among others. Because B2B e-commerce is in the early stages of development, D&B is unable to predict whether any such additional alliance opportunities will be consummated or what the eventual revenue or profitability impact of existing or future alliances might be.

     - BUILD A WINNING CULTURE: D&B recognizes that successfully achieving its Blueprint for Growth aspiration will require talented, motivated and efficient associates aligned around a common set of strategies and goals. To this end, the members of D&B's senior management team are jointly goaled. Their collective goal is to enhance shareholder value through the successful execution of the Blueprint for Growth. The program's other winning culture initiatives include: (i) aligning goals and compensation programs company-wide with the Blueprint strategy and the drivers of shareholder value creation, (ii) changing the organizational structure to foster leadership, accountability and efficiency, (iii) defining and training associates in the use of guiding principles and rules of engagement to guide associate behavior toward the creation of a winning culture, (iv) more clearly defining and prioritizing operating goals and the means of achieving them, and (v) recruiting and developing talent from inside and outside the organization.

     D&B believes that the implementation of its Blueprint for Growth should provide the means to deliver increased shareholder value through the transformation of D&B into a growth company with an important presence on the Web. However, there can be no assurance of success in this regard and, in any event, though significant progress has been made to date, the full realization of such transformation may require a substantial period of time. Certain actions that may be taken may result in overall profitability enhancement but lower revenue for D&B.

PRODUCTS AND SERVICES

     D&B's four product lines and their respective contributions to D&B's 2000 revenues are set forth below:

                                                              PERCENTAGE OF
PRODUCT LINE                                                  2000 REVENUE
------------                                                  -------------
Credit Information Solutions................................       63%
Marketing Information Solutions.............................       24%
Purchasing Information Solutions............................        2%
Receivable Management Services..............................       11%

The revenues contributed by each of these product lines during each of the last three fiscal years is included in Note 17 (Segment Information) in Part II, Item 8 on pages 59-62 of this Form 10-K.

  Credit Information Solutions

     Customers use D&B's credit information solutions to help them extend commercial credit, approve loans and leases, underwrite insurance, evaluate clients, mitigate fraud risk and make other financial and risk assessment decisions. D&B's largest customers for these solutions are major manufacturers and wholesalers, insurance companies, banks and other credit and financial institutions. Its core credit solutions are available through a variety of products, including the D&B Business Information Report, which contains commercial credit information that may include basic background information, financial and public records data and information on financial strength and payment history, and value added products like D&B Risk Assessment Manager(TM), a software package that gives D&B customers the ability to run automated credit decisions, customized scoring models and portfolio analysis from their own PCs. D&B's credit information solutions are delivered primarily through electronic methods, including desktop and enterprise application software, the Internet and XML integration capabilities. D&B's credit information solutions are also distributed by a number of other firms, including leading vendors of online and Internet information services, such as OneSource and Lexis-Nexis, and through enterprise software vendors such as Oracle, Siebel and SAP.

  Marketing Information Solutions

     Using information from D&B's global database, D&B's marketing information solutions are designed to help customers conduct market segmentation, client profiling, prospect selection and marketing list development, and maintain updated customer relationship management systems. D&B Market Spectrum(TM), a suite of marketing information products and services, enhances internal customer data with information from D&B's global database and other third party data, and provides analysis that can help customers target their most profitable clients and prospects, analyze market penetration and market segmentation, determine territory alignment and estimate demand. D&B Connect(TM) enables D&B and customer data to be integrated in either an online or offline environment. D&B also sells various directories, list/label services and other marketing solutions, which are delivered in hard copy, on diskette or CD ROM or via the Internet. D&B's marketing information solutions are also available through enterprise software vendors such as Siebel and through an alliance between D&B and Acxiom Corporation.

  Purchasing Information Solutions

     D&B's purchasing information solutions help customers understand their supplier base, rationalize their supplier rosters, leverage buying power, minimize supply-related risks and identify and evaluate new sources of supply. Purchasing information solutions, which leverage information from D&B's global database, include D&B Spend Analysis(TM), which integrates customers' supplier data with information from D&B's global database and from third parties and then applies analytical and benchmarking techniques designed to identify opportunities for reducing purchasing costs and risks; D&B Supplier Assessment Manager(TM), which uses decision-support software to automate the scoring and monitoring of supplier performance, capabilities and risks using internal and external information; Standard Product and Service Codes, which were developed jointly by D&B and the United Nations and which help companies determine the specific types of products and services comprising the supply base of their firm and allow them to identify further vendor consolidation opportunities; and a joint purchasing solution offered through an alliance with SAS Institute, which includes D&B's purchasing information solutions and SAS's analytical products.

  Receivable Management Services

     D&B offers its customers a full range of accounts receivable management services, including third party collection of accounts, letter demand services and receivable outsourcing programs. These services substitute and/or enhance the customer's own internal management of accounts receivable.

     D&B's receivable management services ("RMS") business collects and services delinquent commercial receivables on behalf of approximately 30,000 customers, primarily in the B2B market. Principal markets include insurance, telecommunications and transportation industries. RMS also provides cross-border commercial receivables services in which the RMS worldwide offices service cross-border claims.

     RMS also provides commercial accounts receivable servicing in the ordinary course for customers who wish to outsource this function. Services provided in the RMS business include debt verification and collection, customer service functions and analytical reporting.

     Certain jurisdictions require licensing for consumer and commercial debt collection. RMS and, in some instances, the individual collectors, must be licensed in order to conduct business in these jurisdictions. The laws under which such licenses are granted generally require annual license renewal and provide for denial, suspension or revocation for improper actions or other reasons.

COMPETITION

     All of D&B's businesses are highly competitive. D&B is the market leader in credit information in North America in terms of market share and revenue. The competitive environment varies by country in Europe, Asia and Latin America. In some countries, leadership positions exist, whereas in others the markets are highly fragmented. The competition is primarily local, and, because of D&B's global database, D&B believes that it has a competitive edge with respect to customers seeking worldwide information coverage. In certain markets (such as Europe), D&B has experienced pricing pressures and may continue to experience pricing pressure in the future as some of its competitors seek to obtain market share by reducing prices.

     D&B competes directly with a broad range of companies offering information services to business customers. In addition, business information and related products and services are becoming increasingly available, principally as a result of the expansion of the Internet and as new providers of B2B information products and services emerge. D&B's ability to compete effectively will be based on a number of factors, including: the ability to attract local customers to the worldwide information services offered by D&B's unique database; the ability to demonstrate value through its decisioning and integration capabilities, including the power of the D-U-N-S Number and related linkages; reliability of information; brand perception; and the ability to deliver business information via various media and distribution channels in formats tailored to customer requirements. In its information services businesses, D&B also faces competition from in-house operations of the businesses it seeks as customers, from other general and specialized credit reporting and other business information services, other information and professional services providers, banks, credit insurers and the Internet.

     In the commercial collection industry RMS is a leader in terms of market share and revenue in the United States. There are several consumer collection agencies that have larger receivables portfolios, particularly health-care and credit card collection providers. The third-party commercial collection market is highly fragmented, with more than 5,000 collection agencies in the United States. The outsourcing market has relatively fewer competitors due to the need for receivables providers to have larger-scale operations. Both markets are very price-competitive, with status, statistical reporting and speed-of-service being key qualitative attributes. RMS faces competition from numerous other commercial collection agencies, attorneys who receive claims directly from clients and companies that conduct commercial collections in-house. In addition, RMS faces competition from the expansion of large consumer agencies into the commercial market. Outside of the United States the competitive environment for RMS varies by country. In some countries, leadership positions exist, whereas in others the markets are highly fragmented.

GEOGRAPHIC BUSINESS SEGMENTS

     D&B manages its business globally through three geographic segments: United States and Canada ("North America"), Europe/Africa/Middle East ("Europe"), and Asia Pacific/Latin America ("APLA"). Prior to January 1, 2000, D&B's Canadian business was managed by its Asia Pacific/Latin America geographic segment. Effective January 1, 2000, management of D&B's Canadian business was moved to its U.S. geographic segment to take advantage of marketing synergies between the U.S. and Canada. Revenues for 1999 set forth in this section have been restated to reflect such change. None of D&B's business segments is dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on that business segment. Operating segment data for the years ended December 31, 2000, 1999 and 1998 are included in Note 17 (Segment Information) in Part II, Item 8 on pages 59-62 of this Form 10-K.

     The operations of Europe and APLA are subject to the usual risks inherent in doing business in certain countries outside of the U.S., including currency fluctuations and possible nationalization, expropriation, price controls, as well as possible changes in the availability of data from public sector sources, limits on collecting certain types of personal information or on providing information across borders or other restrictive governmental actions. Management of D&B believes that the risks of nationalization or expropriation are reduced because its basic service is the delivery of information rather than the production of products that require manufacturing facilities or the use of natural resources.

  North America

     North America had 2000 revenue of $968.3 million, comprised of credit information solutions (60%), marketing information solutions (27%), purchasing information solutions (3%) and receivable management services (10%). North America had 1999 revenue of $920.0 million, comprised of credit information solutions (63%), marketing information solutions (25%), purchasing information solutions (3%) and receivable management services (9%).

  Europe/Africa/Middle East

     Europe had 2000 revenue of $382.1 million, comprised of credit information solutions (70%), marketing information solutions (18%), purchasing information solutions (less than 1%) and receivable management services (12%). Europe had 1999 revenue of $420.6 million, comprised of credit information solutions (71%), marketing information solutions (17%), purchasing information solutions (less than 1%) and receivable management services (12%). Europe began offering purchasing information services in 1999.

     Europe has operations in 19 countries and conducts operations in three other countries through minority interests in joint venture companies. D&B is believed to be the largest single supplier of commercial credit information services in Europe.

  Asia Pacific/Latin America

     APLA had 2000 revenue of $67.2 million, comprised of credit information solutions (59%), marketing information solutions (18%), purchasing information solutions (less than 1%) and receivable management services (23%). APLA had 1999 revenue of $67.1 million, comprised of credit information solutions (65%), marketing information solutions (15%), purchasing information solutions (less than 1%) and receivable management services (20%). APLA began offering purchasing information solutions in 1999.

     APLA has operations in 12 countries and conducts operations in three other countries through minority interests in joint venture companies. APLA provides cross-border services originating in Latin America through local affiliates, small local operations centers and an operations center in Florida. In the Asia Pacific region, APLA has entered into joint venture and distribution arrangements to leverage its staff and data sourcing and distribution capabilities and is exploring additional such opportunities.

INTELLECTUAL PROPERTY

     D&B owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights, patents and other intellectual property rights that, in the aggregate, are of material importance to D&B's business. Management of D&B believes that each of the "Dun & Bradstreet" name and related names, marks and logos are of material importance to D&B. D&B is licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by D&B. D&B considers its trademarks, service marks, databases, software and other intellectual property to be proprietary, and D&B relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and contract safeguards for protection.

     The names of D&B's products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to D&B or one or more of its subsidiaries.

EMPLOYEES

     As of December 31, 2000, the number of full-time equivalent employees of D&B was approximately 10,100.

ITEM 2.  PROPERTIES

     The executive offices of D&B are located at One Diamond Hill Road, Murray Hill, New Jersey, in a 184,000-square-foot property owned by D&B. This property also serves as the executive offices of North America and APLA.

     D&B's other properties are geographically distributed to meet sales and operating requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements, and substantially all space is being utilized. The most important of these other properties include the following sites that are owned by D&B: (i) two commercial office buildings (totaling 114,200 square feet) in Berkeley Heights, New Jersey, used as data processing facilities for North America and APLA operations; (ii) a 147,000-square-foot office building in Parsippany, New Jersey housing personnel from the sales, marketing and technology groups of D&B; and (iii) a 233,000-square-foot office building in High Wycombe, England, that houses operational and technology services for Europe. D&B's operations are also conducted from 67 other offices located throughout the U.S. (all of which are leased) and 95 non-U.S. office locations (89 of which are leased).

ITEM 3.  LEGAL PROCEEDINGS

     D&B is involved in legal proceedings of a nature considered normal to its business. In the opinion of management, although the outcome of such legal proceedings cannot be predicted with certainty, the ultimate liability of D&B in connection with such legal proceedings will not have a material adverse effect on D&B's financial position, results of operations and cash flows.

     In addition to the matters referred to above, on July 29, 1996, IRI filed a complaint in the United States District Court for the Southern District of New York, naming as defendants Donnelley, ACNielsen and IMS Health. At the time of the filing of the complaint, each of the other defendants was a subsidiary of Donnelley. The complaint alleges various violations of United States antitrust laws, including purported violations of Sections 1 and 2 of the Sherman Act arising from tying arrangements, agreements with retailers and other customers, predatory pricing practices and other matters alleged by IRI. In addition to the foregoing claims, the complaint alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants, and that the defendants induced SRG to breach that agreement. IRI's complaint alleges damages in excess of $350 million, which amount IRI has asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount.

     On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within 60 days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and ACNielsen filed a counterclaim alleging that IRI had made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an Amended and Restated Complaint repleading its alleged claim of monopolization in the United States and realleging its other claims. By notice of motion dated August 18, 1997, defendants moved for an order dismissing the amended claim. On December 1, 1997, the Court denied the motion. On December 22, 1999, defendants filed a motion for partial summary judgment seeking to dismiss IRI's non-U.S. antitrust claims. On July 12, 2000, the Court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures or "relationships" with local companies. Discovery in this case is ongoing.

     In November 1996, Donnelley completed the 1996 Distribution. On October 28, 1996, in connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley entered into the Indemnity and Joint Defense Agreement. See Note 15 (Contingencies) in Part II, Item 8 on pages 56-58 of this Form 10-K for additional information with respect to this agreement.

     In June 1998, Donnelley completed the 1998 Distribution. In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement whereby Old D&B has assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

     During 1998, Cognizant separated into two new companies, IMS Health and Nielsen Media Research. IMS Health and Nielsen Media Research are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

     Under the terms of the 1996 Distribution Agreement, as a condition to the 1998 Distribution, Old D&B undertook to be jointly and severally liable with Donnelley to Cognizant and ACNielsen. Under the terms of the 1998 Distribution Agreement, as a condition to the 2000 Distribution, D&B was required to undertake to be jointly and severally liable with Moody's to Donnelley for Old D&B's obligations under the 1998 Distribution Agreement, including the liabilities relating to the IRI action. However, under the 2000 Distribution Agreement, as between themselves, each of D&B and Moody's have agreed to be responsible for 50% of any payments to be made in respect of the IRI action under the 1998 Distribution Agreement or otherwise, including any legal fees or expenses related thereto.

     Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of such matter could materially affect D&B's results of operations, cash flows or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Officers are elected by the Board of Directors to hold office until their respective successors are chosen and qualified.

     Listed below are the executive officers of D&B at February 21, 2001, and brief summaries of their business experience during the past five years.

NAME                                                     TITLE                            AGE
----                                                     -----                            ---
Allan Z. Loren...............  Chairman of the Board, Chief Executive Officer and         62
                               President
Steven W. Alesio.............  Senior Vice President -- Marketing, Technology,            46
                               Communications and Strategy Implementation
Andre Dahan..................  Senior Vice President -- Electronic Commerce               51
Bruno de la Riviere..........  Senior Vice President -- Europe                            49
Ronald D. Klausner...........  Senior Vice President -- APLA, RMS and Data & Operations   47
James T. Murphy..............  Senior Vice President -- North America                     41
Deborah S. Prutzman..........  Senior Vice President -- General Counsel                   49
Peter J. Ross................  Senior Vice President -- Human Resources                   55
Chester J. Geveda, Jr........  Vice President and Controller and Acting Chief             54
                                 Financial Officer
David J. Lewinter............  Vice President and Corporate Secretary                     39
Gary S. Michel...............  Vice President -- Strategy Implementation                  37

     Mr. Loren has served as chairman, chief executive officer and president of The Dun & Bradstreet Corporation since October 2000, and as a director since May 2000. Prior thereto, he served as chairman and chief executive officer of the Dun & Bradstreet operating company from May 2000 to September 2000. Before joining Dun & Bradstreet, Mr. Loren served as executive vice president and chief information officer of the American Express Company from May 1994 to May 2000, and was also a member of the company's Planning and Policy Committee, during that time. Before that, he served as president and chief executive officer of Galileo International from January 1991 to May 1994, and worked at Apple Computer from September 1987 to December 1990, starting as chief information officer and later serving as president of Apple Computer U.S.A.

     Mr. Alesio has served as senior vice president -- marketing, technology, communications and strategy implementation since January 8, 2001. Before joining Dun & Bradstreet, Mr. Alesio was with the American Express Company for 19 years and most recently served as president and general manager of the Business Services group and as a member of the company's Planning and Policy Committee, a position he held since January 1996. In 1993 he was named executive vice president and general manager of the Small Business Services group. In 1989 he was named senior vice president and general manager of the Consumer Travel Business. Before that, Mr. Alesio spent his first eight years working in the marketing function, specifically in the business-to-business area.

     Mr. Dahan has served as senior vice president -- electronic commerce of The Dun & Bradstreet Corporation since October 2000 and as president of eccelerate.com (a subsidiary of Dun & Bradstreet) since September 1999. Prior thereto, he served as president of Dun & Bradstreet, North America and Global Accounts from October 1999 to September 2000 and as president, Dun & Bradstreet U.S. from August 1997 to October 1999. Before joining Dun & Bradstreet, Mr. Dahan was senior vice president of worldwide operations at Sequent Computer Systems from March 1996 to July 1997, and prior to that, he held various positions, including sales vice president, at Teradata from May 1986 to February 1996.

     Mr. de la Riviere has served as senior vice president -- Europe of The Dun & Bradstreet Corporation since October 2000. Prior thereto, he served as executive vice president -- Dun & Bradstreet France, Italy and Switzerland from April 1999 to September 2000, and assumed additional leadership responsibility for Iberia in April 2000. Mr. de la Riviere previously served as executive vice president -- Dun & Bradstreet France and Switzerland from December 1996 to March 1999, and as vice president -- Dun & Bradstreet France, from May 1995 to November 1996.

     Mr. Klausner has served as senior vice president -- APLA and RMS and as head of the data and operations team since October 2000. Prior thereto, he served as president of APLA and RMS from March 2000 to September 2000 and as senior vice president, global operations and customer service for the Dun & Bradstreet operating company from January 2000 to September 2000. Mr. Klausner also previously served as senior vice president of RMS from December 1996 to December 1999, senior vice president of Dun & Bradstreet U.S. telesales and new customer acquisition from June 1996 to December 1996, vice president of Dun & Bradstreet U.S. telesales and new customer acquisition from November 1995 to May 1996, vice president of new customer acquisition from December 1994 to October 1995 and vice president of telesales from January 1994 to November 1994.

     Mr. Murphy has served as senior vice president -- North America of The Dun & Bradstreet Corporation since October 2000. Prior thereto, he served as executive vice president, Dun & Bradstreet Europe and managing director, Dun & Bradstreet U.K. and Ireland from May 1999 to September 2000, senior vice president, D&B Europe Emerging Markets, Operations and chief financial officer from January 1997 to April 1999 and chief financial officer of Dun & Bradstreet Europe, Africa and Middle East from May 1993 to December 1997.

     Ms. Prutzman has served as senior vice president and general counsel of The Dun & Bradstreet Corporation since February 12, 2001. Before joining Dun & Bradstreet, Ms. Prutzman served as general counsel of CLS Services Ltd. from July 1999 to February 2001. Previously, while serving as managing partner of Onward LLC from August 1997 to July 1999, Ms. Prutzman was employed as a banking law specialist with Sullivan & Cromwell on a part-time basis. Prior thereto, she served as a partner at Paul, Weiss, Rifkind,

Wharton & Garrison from July 1991 to May 1997, and as a partner at Arnold & Porter from May 1988 to July 1991.

     Mr. Ross has served as senior vice president -- human resources of The Dun & Bradstreet Corporation since October 2000. Prior thereto, he served as senior vice president and business affairs officer of The Dun & Bradstreet Corporation from November 1999 to September 2000, and as senior vice president and chief human resources officer of The Dun & Bradstreet Corporation from November 1996 to November 1999. Mr. Ross also previously served as senior vice president -- human resources of the Dun & Bradstreet operating company since June 1988.

     Mr. Geveda has served as vice president and controller of The Dun & Bradstreet Corporation since November 1996. In September 1999 he was appointed to the additional position of acting chief financial officer of The Dun & Bradstreet Corporation. Prior thereto, he served as senior vice president -- finance and planning of the Dun & Bradstreet operating company from April 1993 to October 1996 and as senior vice president -- finance and administration of Dun & Bradstreet Europe/Africa/Middle East from September 1990 to March 1993.

     Mr. Lewinter has served as vice president of The Dun & Bradstreet Corporation since April 2000 and as corporate secretary since November 1999. Prior thereto, he served as assistant general counsel and assistant corporate secretary for Philip Morris Companies Inc. from November 1995 to October 1999, and as an attorney for Becton Dickinson & Company from June 1990 to November 1995.

     Mr. Michel has served as vice president-strategy implementation of The Dun & Bradstreet Corporation since October 2000. Prior thereto, he served as senior vice president and chief financial officer of Dun & Bradstreet, North America from February 2000 to September 2000, senior vice president and chief financial officer of Dun & Bradstreet's Global Technology Organization from February 1999 to January 2000 and director-corporate audit of The Dun & Bradstreet Corporation from October 1996 to January 1999. Before joining Dun & Bradstreet, Mr. Michel was the director of corporate finance for The McGraw-Hill Companies from July 1995 to October 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Information in response to this Item is set forth under the captions "Dividends" and "Common Stock Information" in Part II, Item 7 on page 31 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

                       FIVE-YEAR SELECTED FINANCIAL DATA

                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                     (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS:
  Operating Revenues...........................  $1,417.6   $1,407.7   $1,420.5   $1,353.6   $1,397.1
  Costs and Expenses(1)........................   1,244.8    1,246.8    1,232.8    1,146.4    1,478.2
                                                 --------   --------   --------   --------   --------
  Operating Income.............................     172.8      160.9      187.7      207.2      (81.1)
  Non-Operating Expense -- Net(2)..............     (21.1)     (15.5)     (30.4)     (71.5)     (70.8)
                                                 --------   --------   --------   --------   --------
  Income from Continuing Operations before
     Provision for Income Taxes................     151.7      145.4      157.3      135.7     (151.9)
  Provision for Income Taxes...................      78.1       64.1       71.1       42.5       50.1
                                                 --------   --------   --------   --------   --------
  Income (Loss) from:
     Continuing Operations.....................      73.6       81.3       86.2       93.2     (202.0)
     Discontinued Operations, Net of Income
       Taxes(3)................................     133.0      174.7      193.9      217.8      158.2
                                                 --------   --------   --------   --------   --------
Income (Loss) before Cumulative Effect of
  Accounting Changes...........................     206.6      256.0      280.1      311.0      (43.8)
Cumulative Effect of Accounting Changes, Net of
  Income Tax Benefit(4)........................        --         --         --     (127.0)        --
                                                 --------   --------   --------   --------   --------
Net Income (Loss)..............................  $  206.6   $  256.0   $  280.1   $  184.0   $  (43.8)
                                                 ========   ========   ========   ========   ========
BASIC EARNINGS (LOSS) PER SHARE OF COMMON
  STOCK:
  Continuing Operations........................  $    .91   $   1.00   $   1.02   $   1.09   $  (2.38)
  Discontinued Operations......................      1.64       2.16       2.29       2.55       1.86
                                                 --------   --------   --------   --------   --------
  Before Cumulative Effect of Accounting
     Changes...................................      2.55       3.16       3.31       3.64       (.52)
  Cumulative Effect of Accounting Changes, Net
     of Income Tax Benefit(4)..................        --         --         --      (1.49)        --
                                                 --------   --------   --------   --------   --------
Basic Earnings (Loss) Per Share of Common
  Stock........................................  $   2.55   $   3.16   $   3.31   $   2.15   $   (.52)
                                                 ========   ========   ========   ========   ========
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON
  STOCK:
  Continuing Operations........................  $    .90   $    .99   $   1.00   $   1.08   $  (2.38)
  Discontinued Operations......................      1.62       2.13       2.26       2.52       1.86
                                                 --------   --------   --------   --------   --------
  Before Cumulative Effect of Accounting
     Changes...................................      2.52       3.12       3.26       3.60       (.52)
  Cumulative Effect of Accounting Changes, Net
     of Income Tax Benefit(4)..................        --         --         --      (1.47)        --
                                                 --------   --------   --------   --------   --------
Diluted Earnings (Loss) Per Share of Common
  Stock........................................  $   2.52   $   3.12   $   3.26   $   2.13   $   (.52)
                                                 ========   ========   ========   ========   ========
OTHER DATA:
Dividends Paid Per Share(5)....................  $   .555   $    .74   $    .81   $    .88   $   1.82
                                                 ========   ========   ========   ========   ========
Dividends Declared Per Share(5)................  $   .555   $    .74   $   .775   $   1.10   $   1.82
                                                 ========   ========   ========   ========   ========
Weighted Average Number of Shares Outstanding--
  Basic........................................      81.0       81.1       84.7       85.4       85.0
                                                 ========   ========   ========   ========   ========
Weighted Average Number of Shares Outstanding--
  Diluted(6)...................................      82.0       82.1       85.9       86.3       85.0
                                                 ========   ========   ========   ========   ========
BALANCE SHEET:
  Total Assets(7)..............................  $1,423.6   $1,574.8   $1,574.7   $1,729.4   $1,992.9
  Minority Interest Financing..................  $  300.0   $  300.0   $  300.0   $  300.0   $     --
  Equity.......................................  $  (51.0)  $ (416.6)  $ (371.0)  $ (527.7)  $ (455.3)
                                                 ========   ========   ========   ========   ========

---------------
(1) 2000 included charges of $41.5 million for restructuring in connection with the new business strategy, "The Blueprint for Growth" and $29.5 million for reorganization costs associated with the 2000 Distribution. 1999 included a charge of $41.2 million in conjunction with restructuring. 1998 included a charge of $28.0 million for reorganization costs associated with the 1998 Distribution. 1996 included charges of $161.2 million for reorganization costs associated with the 1996 Distribution and a loss of $68.2 million on the sale of American Credit Indemnity, a former subsidiary of Donnelley.

(2) 2000 and 1999 included gains related to the settlement of litigation of $10.1 million and $11.9 million, respectively. See Note 5 to the consolidated financial statements.

(3) Income taxes on Discontinued Operations were $86.2 million, $114.8 million, $104.7 million, $123.1 million and $197.1 million in 2000, 1999, 1998, 1997 and 1996, respectively.

(4) 1997 included the impact of a change in revenue recognition policies.

(5) 2000 included dividends paid and declared through the first three quarters of the year.

(6) The exercise of dilutive shares has not been assumed for the year ended December 31, 1996, since the result is antidilutive.

(7) Included Net Assets of Discontinued Operations of $162.3 million and $459.5 million in 1997 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     To facilitate an analysis of The Dun & Bradstreet Corporation's (herein referred to as "D&B") operating results, certain significant events should be considered.

  2000 Distribution

     On September 30, 2000, the company then known as The Dun & Bradstreet Corporation ("Old D&B") separated into two independent, publicly traded companies -- The New D&B Corporation ("D&B") and Moody's Corporation ("Moody's"). The separation was accomplished through a tax-free distribution to shareholders of Old D&B (the "2000 Distribution") of all of the shares of common stock of D&B. For every two shares of common stock of Old D&B held, shareholders received one share of common stock of D&B. Following the 2000 Distribution, Old D&B was renamed "Moody's Corporation" and D&B was renamed "The Dun & Bradstreet Corporation."

     Prior to the 2000 Distribution, Old D&B had completed an internal reorganization to the effect that, at the time of the 2000 Distribution, the business of D&B consisted solely of the business of supplying credit, marketing and purchasing information as well as receivables management services (the "D&B Business"), and the business of Old D&B (other than D&B and its subsidiaries) consisted solely of the business of providing ratings and related research and risk management services (the "Moody's Business").

     Old D&B received a ruling letter from the Internal Revenue Service (the "IRS") on June 15, 2000, to the effect that the receipt by Old D&B shareholders of the common stock of D&B in the 2000 Distribution would be tax-free to such stockholders and Old D&B for federal income tax purposes, except to the extent of cash received in lieu of fractional shares of common stock of D&B.

     For purposes of, among other things, governing certain ongoing relations between D&B and Moody's as a result of the 2000 Distribution, as well as to allocate certain tax, employee benefit and other liabilities arising prior to the 2000 Distribution, the companies entered into various agreements, including a Distribution Agreement (the "2000 Distribution Agreement"), Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Assignment, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement.

     In general, pursuant to the terms of the 2000 Distribution Agreement, all of the assets of the D&B Business have been allocated to D&B and all of the assets of the Moody's Business have been allocated to Moody's. The 2000 Distribution Agreement also provided for assumptions of liabilities and cross-indemnities designed to allocate generally, as of September 30, 2000, financial responsibility for: (i) all liabilities arising out of or in connection with the D&B Business to D&B, (ii) all liabilities arising out of or in connection with the Moody's Business to Moody's, and (iii) substantially all other liabilities as of September 30, 2000, equally between D&B and Moody's. The liabilities so allocated include contingent and other liabilities relating to former businesses of Old D&B and its predecessor and certain prior business transactions, which consist primarily of potential liabilities arising from a legal action initiated by Information Resources, Inc. ("IRI") or from reviews by tax authorities of Old D&B's global tax planning initiatives, each of which is described in Note 15 to the consolidated financial statements.

     Pursuant to the terms of a distribution agreement, dated as of June 30, 1998 (the "1998 Distribution Agreement"), between Old D&B (then known as "The New Dun & Bradstreet Corporation") and R.H. Donnelley Corporation (then known as "The Dun & Bradstreet Corporation" and herein referred to as "Donnelley"), as a condition to the 2000 Distribution, D&B was required to undertake to be jointly and severally liable with Moody's to Donnelley for any liabilities arising thereunder. The 2000 Distribution Agreement generally allocates the financial responsibility for liabilities of Old D&B under the 1998 Distribution Agreement equally between D&B and Moody's, except that any such liabilities that relate primarily to the D&B Business are liabilities of D&B and any such liabilities that relate primarily to the Moody's Business are liabilities of Moody's. Among other things, D&B and Moody's agreed that, as between themselves, they are each responsible for 50% of any payments to be made under the 1998 Distribution

Agreement in respect of the action by IRI (as described in Note 15 to the consolidated financial statements), including any legal fees and expenses related thereto.

     Pursuant to the 2000 Distribution Agreement, immediately prior to the 2000 Distribution, a portion of Old D&B's indebtedness (plus certain minority interest obligations) and a portion of Old D&B's cash was allocated to D&B in amounts such that, at the time of the 2000 Distribution and before giving effect to the agreement discussed below and certain other factors, the net indebtedness of D&B (plus the minority interest obligations) approximated the net indebtedness of Moody's. Under the terms of the Employee Benefits Agreement, substantially all unexercised Old D&B stock options have been adjusted as of September 30, 2000 to comprise options to purchase Moody's common stock and separately exercisable options to purchase common stock of D&B. In light of, among other things, the numbers of optionees employed by D&B and Moody's, respectively, this adjustment resulted in a substantially greater number of outstanding options to purchase common stock of Moody's than would be the case if options would have been adjusted so as to become solely options to purchase common stock of the optionee's employer. Due to this fact and the fact that, consistent with past practice, each company was expected to maintain a stock repurchase program designed to offset the increased number of shares outstanding attributable to option exercises, D&B agreed to adjust the net indebtedness of the two companies to compensate Moody's for the disproportionate amount of its estimated future cash costs in this regard. The final amount of this adjustment is reflected in D&B's consolidated balance sheet; was determined on a formula basis and was dependent upon a variety of factors, including the respective trading prices of Moody's and D&B's common stock at the time of the 2000 Distribution.

     Due to the relative significance of the D&B Business as compared to the Moody's Business, the 2000 Distribution has been accounted for as a reverse spin-off. As such, the D&B Business has been classified as continuing operations and the Moody's Business as discontinued operations.

  Restructuring Charges

     2000 Restructuring Charge

     During the fourth quarter of 2000, D&B announced a new business strategy, "The Blueprint for Growth," designed to transform D&B into a growth company with an important presence on the Web, while also delivering shareholder value during the transformation.

     One component of the strategy is the reallocation of approximately $100 million from D&B's cost base to create the financial flexibility needed to implement the new strategy. In the fourth quarter of 2000, D&B announced actions designed to create approximately $100 million in financial flexibility in 2001, which include globalizing administrative functions, streamlining data collection and fulfillment, rationalizing sales and marketing functions and consolidating and simplifying technology functions. D&B will utilize the newly created financial flexibility to enhance its current business, fund its strategy to become an important player in B2B e-commerce and support annual earnings per share growth of 10%. In total approximately 1,500 positions were affected and 1,300 positions were eliminated by the plan announced in the fourth quarter of 2000, including approximately 270 positions which were part of the 1999 restructuring actions described below and finalized as part of the Blueprint for Growth. Certain positions were open when they were eliminated.

     During the fourth quarter of 2000, D&B recorded a restructuring charge of $41.5 million, ($30.3 million after tax, $.37 per share diluted and basic), in connection with the Blueprint for Growth. For management reporting purposes these charges were not allocated to any of D&B's business segments. The charge included $28.2 million related to severance costs in connection with the termination of approximately 880 associates. The costs were determined based on amounts that will be paid pursuant to D&B's policies and certain non-U.S. governmental regulations. Leasehold termination obligations arising from office closures represent $8.8 million, and the write-off of certain assets made obsolete or redundant and abandoned as a result of the plan represent $4.5 million. As of December 31, 2000, D&B had terminated approximately 100 of the affected employees and had made $.8 million of payments in connection with the actions. D&B anticipates that all actions under this plan will be completed by the end of 2001. The restructuring charge recorded by D&B in the fourth quarter of 2000 was lower than preliminary estimates as a result of managing open positions and turnover during the process.

     As part of the new strategy, D&B also is evaluating opportunities to monetize certain non-strategic assets and businesses and change the international business model to align investment and infrastructure levels with revenue growth and profit potential. In furtherance of this strategy, D&B contributed its Singapore business to a joint venture during the third quarter of 2000 and completed other transactions in Japan and Malaysia during December 2000.

     D&B expects to announce the details of the next phase of its financial flexibility program in June 2001. These actions are expected to produce on an annualized basis approximately $50 million in additional financial flexibility and will involve an additional restructuring charge.

     1999 Restructuring Charge

     During the fourth quarter of 1999, Old D&B's board of directors approved plans to restructure D&B's operations. The restructuring included: (1) office consolidations and organization changes in both Europe and other international locations and improvements in sales and data collection operations in Europe,
(2) realigning and streamlining D&B's global technology organization and outsourcing certain software and product development to resources outside the United States and Europe, and (3) migrating data collection in the U.S. to telephonic data collection and closing 15 U.S. field data collection offices.

     As a result of these actions, a pre-tax restructuring charge of $41.2 million ($27.9 million after-tax, $.34 per share basic and diluted) was included in operating income in 1999. For management reporting purposes these charges were not allocated to any of D&B's business segments. Employee severance costs from planned terminations of approximately 700 employees totaled $32.7 million (including severance for two former corporate executives). The costs were determined based on amounts that will be paid pursuant to D&B's policies and certain non-U.S. governmental regulations. The balance of the charge related to the write-off of certain assets made obsolete or redundant and abandoned by the restructuring and leasehold termination obligations arising from office closures. The restructuring actions were designed to strengthen customer service worldwide, improve operating efficiencies and lower structural costs. As of December 31, 2000, D&B has terminated approximately 530 employees out of the approximately 700 originally contemplated. During 2000, D&B made payments of $21.0 million in connection with the 1999 actions. The remaining terminations will be completed by the end of January 2001. D&B achieved the expected savings of approximately $30 million in 2000 resulting from these actions.

  1998 Distribution

     On June 30, 1998, Donnelley separated into two publicly traded companies -- Old D&B and Donnelley. The 1998 Distribution was accomplished through a tax-free dividend by Donnelley of Old D&B, which was a new entity comprised principally of Moody's and the D&B operating company. The New Dun & Bradstreet Corporation changed its name to "The Dun & Bradstreet Corporation," and the continuing entity (i.e., Donnelley), consisting of R.H. Donnelley Inc. and the DonTech partnership, changed its name to R.H. Donnelley Corporation. Due to the relative significance of Old D&B, the transaction was accounted for as a reverse spin-off, and, as such, Old D&B was classified as continuing operations, and R.H. Donnelley Inc. and DonTech were classified as discontinued operations. For purposes of effecting the 1998 Distribution and of governing certain of the continuing relationships between Old D&B and Donnelley after the transaction, Donnelley and Old D&B have entered into various agreements as described in Note 2 to D&B's consolidated financial statements and notes thereto.

  1996 Distribution

     On November 1, 1996, Donnelley (then known as "The Dun & Bradstreet Corporation") reorganized into three publicly traded independent companies by spinning off to stockholders through a tax-free distribution (the "1996 Distribution") two new companies, Cognizant Corporation and ACNielsen Corporation. In conjunction with the 1996 Distribution, Donnelley also disposed of Dun & Bradstreet Software and

NCH Promotional Services. After the transaction was completed, Donnelley's continuing operations consisted principally of the D&B, Moody's and R.H. Donnelley businesses.

  Reclassification of Discontinued Operations

     Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements have been reclassified to reflect the 2000 Distribution and the 1998 Distribution. Accordingly, revenues, costs and expenses, and cash flows of Moody's and Donnelley have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows of D&B. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from Discontinued Operations, Net of Income Taxes", and the net cash flows of these entities have been reported as "Net Cash (Used in) Provided by Discontinued Operations". The assets and liabilities of the Moody's Business have been excluded from the respective captions in the Consolidated Balance Sheet of D&B and have been reported as "Net Liabilities of Discontinued Operations" for the year ended December 31, 1999.

RESULTS OF OPERATIONS

  Operating Segments

     D&B, which provides a comprehensive array of information-based products and services, is managed on a geographical basis. Effective January 1, 2000, responsibility for the management of the Canadian business was moved from the Asia Pacific/Latin America segment to its U.S. segment, which is presently called North America, to take advantage of marketing synergies. In each of the three geographic segments, North America, Europe/Africa/Middle East ("Europe") and Asia Pacific/Latin America ("APLA"), D&B offers credit information solutions, marketing information solutions, purchasing information solutions and receivables management services. D&B evaluates performance and allocates resources based on segment revenues and operating income.

  Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

     For the year ended December 31, 2000, D&B reported income from continuing operations of $73.6 million, or $.91 per share basic and $.90 per share diluted. This compares with 1999 income from continuing operations of $81.3 million and earnings per share from continuing operations of $1.00 basic and $.99 diluted. 2000 results included the $41.5 million pre-tax restructuring charge discussed above ($30.3 million after-tax, $.37 per share basic and diluted), pre-tax reorganization costs in connection with the 2000 Distribution of $29.5 million ($25.6 million after-tax, $.32 per share basic and $.31 per share diluted) and a $10.1 million pre-tax gain on the settlement of litigation ($6.2 million after-tax, $.08 per share basic and diluted). 1999 results included the $41.2 million pre-tax restructuring charge discussed above ($27.9 million after-tax, $.34 per share basic and diluted), and an $11.9 million pre-tax gain relating to the settlement of litigation ($6.6 million after-tax, $.08 per share basic and diluted). Excluding these items, income from continuing operations would have increased 20% and earnings per share from continuing operations would have increased 21% for basic earnings and 20% for diluted earnings. 2000 net income of $206.6 million included income from discontinued operations of $133.0 million, while 1999 net income of $256.0 million included income from discontinued operations of $174.7 million. For the year ended December 31, 2000, earnings per share of $2.55 basic and $2.52 diluted included earnings per share from discontinued operations of $1.64 basic and $1.62 diluted. For the year ended December 31, 1999, earnings per share of $3.16 basic and $3.12 diluted included earnings per share from discontinued operations of $2.16 basic and $2.13 diluted.

     Operating revenues grew 1% to $1,417.6 million in 2000, compared with $1,407.7 million in 1999. Revenue growth in North America of 5% was offset by a decline in Europe of 9%, while revenue growth was flat in APLA. Before the effect of foreign exchange, operating revenues increased 4% in 2000 compared to 1999, with European revenues growing 3% and APLA's revenues growing 1% from the prior year. D&B's results, before the effect of foreign exchange, reflect a 2% decline in revenues from traditional credit information solutions, offset by 9% growth in revenues from value added credit information solutions such as decision-support tools and services, 11% growth in marketing information solutions and 16% growth in receivable management services. D&B intends to expand its customer base by targeting the small business market and deepening the penetration of global accounts in order to sustain revenue growth.

     Operating expenses decreased 4% to $515.9 million in 2000 compared with $538.3 million in 1999, as a result of cost reductions attributable to the restructuring actions initiated in the fourth quarters of 1999 and 2000 and the positive effect of foreign exchange on expenses. Selling and administrative expenses increased by 1% to $546.7 million in 2000 compared with $539.4 million in 1999, as a result of costs incurred in order to offer new products and services, which offset cost reductions and the positive effect of foreign exchange. Depreciation and amortization decreased 13% to $111.2 million in 2000 as compared to 1999 as a result of lower capitalization over the past two years, the write-off of certain assets as a result of the restructuring actions and the positive effect of foreign exchange on expenses. Operating costs in 2000 also included a $41.5 million charge for restructuring actions, while 1999 operating costs included a $41.2 million restructuring charge. In 2000, operating costs included $29.5 million in reorganization costs incurred in connection with the 2000 Distribution.

     Operating income increased 7% in 2000 to $172.8 million from $160.9 million in 1999. Excluding the restructuring charges in 2000 and 1999 and the reorganization costs incurred in 2000, operating income would have grown 21% in 2000, as a result of revenue growth and lower operating costs.

     Non-operating expense -- net was $21.1 million in 2000 compared with $15.5 million in 1999. Included in non-operating expense -- net is interest income and expense, minority interest expense (which remained level at $22.4 million in both 2000 and 1999) and other income (expense) -- net. Interest income of $3.9 million in 2000 was higher than 1999 due to higher cash levels, while interest expense of $8.6 million in 2000 was also higher than in 1999 as a result of the higher debt levels in 2000 compared with 1999. Other income (expense) -- net was $6.0 million in 2000 compared with $9.0 million in 1999. 2000 other income (expense) -- net included a gain of $10.1 million on the settlement of litigation, while 1999 other income (expense) -- net included a gain of $11.9 million on the settlement of litigation. These gains were offset by other miscellaneous non-operating income and expense items, which were generally unchanged in 2000 and 1999.

     D&B's effective tax rate was 51.4% in 2000 compared with 44.1% in 1999, while the underlying tax rate was 42.0% in 2000 and 41.3% in 1999. The difference between the effective and underlying rates resulted from several factors in both 2000 and 1999, including taxes imposed on the proceeds from the settlement of litigation and the non-deductibility of certain restructuring expenses. Additionally, in 2000 the non-deductibility of certain reorganization expenses and interest incurred impacted the effective tax rate.

     Income from discontinued operations, net of income taxes, was $133.0 million for the year ended December 31, 2000 and $174.7 million for the year ended December 31, 1999. 2000 results include nine months of income from discontinued operations, while 1999 included the income from discontinued operations for a full year.

SEGMENT RESULTS

     North America revenues were $968.3 million in 2000, up 5% from 1999 revenues. In comparing 2000 and 1999 revenues, North America's revenues from credit information solutions were flat at $580.1 million, revenues from marketing information solutions increased 13% to $259.8 million, revenues from purchasing information solutions increased 5% to $28.5 million and revenues from receivable management services increased 22% to $99.9 million. North America's results reflect a decline in the use of traditional credit information solutions products as D&B has migrated its customers from traditional credit information products to lower price, higher margin value added products. In addition, the availability of free or lower cost information on the Internet (and from other sources) has impacted revenues from traditional credit information products. However, revenues from value added credit information products have offset the decline in traditional credit products. The growth in revenues from marketing information solutions and purchasing information solutions was largely driven by revenues from value added products, while both traditional and value added products have contributed to the growth in revenues from receivable management services.

     North America's operating income was $287.6 million in 2000, up 13% from $255.4 million in the prior year, an improvement driven by the increase in revenues and the impact of data collection cost reductions achieved as part of the 1999 fourth quarter restructuring actions.

     Europe's revenues were $382.1 million in 2000, down 9% when compared with 1999 revenues of $420.6 million. However, before the effect of foreign exchange, Europe's revenues would have been up 3%. Before the effect of foreign exchange, Europe would have reported in 2000 an increase in revenues from credit information solutions of 1%, an increase in revenues from marketing information solutions of 5%, an increase in revenues from purchasing information solutions of 70% and an increase in revenues from receivable management services of 6% in comparison with 1999. As reported, Europe's revenues from credit information solutions decreased 10% to $266.4 million, revenues from marketing information solutions decreased 6% to $67.6 million, revenues from purchasing information solutions increased 52% to $2.1 million and revenues from receivable management services decreased 7% to $46.0 million, when comparing 2000 to 1999.

     European revenues from credit information solutions products continue to be impacted by ongoing price erosion in the local markets, as well as continued competition, including availability of free or lower-cost information on the Internet. However, the growth in revenues from value added products in Europe has resulted in the overall improvement in revenues, before the negative effect of foreign exchange.

     Europe reported an operating loss of $.9 million in 2000, compared to an operating loss of $8.9 million in 1999. Europe achieved substantial improvements in profitability as a result of significant cost reductions realized from the restructuring actions announced in the fourth quarters of 1999 and 2000.

     APLA reported revenues of $67.2 million in 2000, compared to revenues of $67.1 million in 1999. Before the effect of foreign exchange, revenues would have been up 1%. APLA's revenue growth was negatively effected by the elimination of revenues from Singapore as the business was contributed to a joint venture in the third quarter of 2000, a transaction that is expected to contribute to an improvement in D&B's international profitability. D&B's share of the venture's results is no longer included in the APLA segment but rather within other income (expense) -- net. Excluding revenue from Singapore from both years' results, and before the effect of foreign exchange, APLA's revenue would have increased 3%, comprised of a decrease in revenues from credit information solutions of 8%, an increase in revenues from marketing information solutions of 32% and an increase in revenues from receivable management services of 22%, in each case in comparison with 1999. In comparing 2000 reported results with those of 1999, APLA's revenues from credit information solutions decreased 9% to $39.9 million, revenues from marketing information solutions increased 22% to $12.0 million and revenues from receivable management services increased 12% to $15.3 million.

     APLA reported an operating loss of $4.6 million in 2000, compared with a loss of $7.3 million in 1999. The decrease in operating losses in 2000 compared with 1999 is due to cost reductions and the change in the Singapore business model. D&B expects to continue to change the business models in certain countries in the APLA region to further improve profitability.

  Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     For the year ended December 31, 1999, D&B reported income from continuing operations of $81.3 million, or $1.00 per share basic and $.99 per share diluted. This compares with 1998 income from continuing operations of $86.2 million and earnings per share from continuing operations of $1.02 basic and $1.00 diluted. 1999 results included the $41.2 million pre-tax restructuring charge discussed above ($27.9 million after-tax, $.34 per share basic and diluted), and an $11.9 million pre-tax gain relating to the settlement of outstanding litigation ($6.6 million after-tax, $.08 per share basic and diluted). Results for 1998 included reorganization costs associated with the 1998 Distribution of $28.0 million ($23.2 million after-tax, $.27 per share basic and diluted). 1999 net income of $256.0 million included income from discontinued operations of $174.7 million, while 1998 net income of $280.1 million included income from discontinued operations of $193.9 million. For the year ended December 31, 1999, earnings per share of $3.16 basic and $3.12 diluted included earnings per share from discontinued operations of $2.16 basic and $2.13 diluted. For the year ended December 31, 1998, earnings per share of $3.31 basic and $3.26 diluted included earnings per share from discontinued operations of $2.29 basic and $2.26 diluted.

     Operating revenues were $1,407.7 million in 1999 compared with $1,420.5 million in 1998. Before the effect of foreign currency translation, D&B revenues were flat. These results reflect decreased demand for traditional credit information solutions, offset by growth in value added products such as decision-support tools and services.

     Operating expenses were flat at $538.3 million in 1999 compared with $536.2 million in 1998. Selling and administrative expenses decreased by 1% to $539.4 million in 1999 compared with $542.4 million in 1998. Costs saved as a result of D&B's worldwide expense control initiatives were offset by D&B's investment in value added products.

     Operating costs in 1999 also included the $41.2 million restructuring charge discussed above. In 1998, operating costs included $28.0 million in reorganization costs incurred in connection with the 1998 Distribution.

     Operating income decreased 14% in 1999 to $160.9 million from $187.7 million in 1998. Excluding the $41.2 million restructuring charge in 1999 and the $28.0 million of reorganization costs in 1998, operating income in 1999 declined 6% compared with 1998.

     Non-operating expense -- net was $15.5 million in 1999 compared with $30.4 million in 1998. Included in non- operating expense -- net is interest income and expense, minority interest expense (which remained relatively level when comparing 1999 and 1998) and other income (expense) -- net. Interest income of $2.9 million in 1999 was lower than 1998 due to lower cash levels, while interest expense of $5.0 million in 1999 was significantly lower than in 1998 as a result of the lower debt levels in 1999 compared with 1998. Other income (expense) -- net was income of $9.0 million in 1999 compared with an expense of $2.2 million in 1998. 1999 other income (expense) -- net included a gain of $11.9 million on the settlement of litigation. This gain was offset by other miscellaneous non-operating income and expense items, which were generally unchanged in 1999 and 1998.

     D&B's effective tax rate was 44.1% in 1999 compared with 45.2% in 1998, while the underlying tax rate was 41.3% in 1999 and 41.0% in 1998. The difference between the effective and underlying rates resulted from a number of factors, including taxes imposed on the proceeds from the settlement of litigation, the non-deductibility of certain restructuring expenses and refinements of certain estimates.

     Income from discontinued operations, net of income taxes, was $174.7 million for the year ended December 31, 1999 and $193.9 million for the year ended December 31, 1998, with Moody's representing all of such income in 1999 and $160.2 million of such income in 1998. In 1998, the balance of the income from discontinued operations, net of income taxes, of $33.7 million reflects the results of Donnelley. Moody's net income of $174.7 million in 1999 grew 9% from $160.2 million in 1998, principally as a result of strong revenue growth.

SEGMENT RESULTS

     North America revenues were $920.0 million in 1999, down 1% from 1998 revenues. In comparing 1999 and 1998 revenues, North America's revenues from credit information solutions decreased 6% to $581.0 million, revenues from marketing information solutions increased 5% to $230.1 million, revenues from purchasing information solutions increased 18% to $27.1 million and revenues from receivable management services increased 19% to $81.8 million. The decline in revenues from credit information solutions resulted from a number of factors, including sales force reorganization, compensation and training issues, as well as increased competition, including free or lower-cost information from online vendors and other Internet sources. In addition, the shift by former annual contract customers to the monthly discount plan negatively affected revenues. The growth in revenues from marketing information solutions, purchasing information solutions and receivable management services was largely driven by revenues from value added products.

     North America's operating income was $255.4 million in 1999, down 4% from $266.5 million in the prior year due to the lower revenues and higher selling and administrative expenses resulting from the investment in value added products.

     Europe's revenues were $420.6 million in 1999, down 2% when compared with 1998 revenues of $427.7 million. Before the effect of foreign exchange, Europe's revenues were up 1% in 1999. Before the effect of foreign exchange, Europe would have reported in 1999 a decrease in revenues from credit information solutions of 2%, an increase in revenues from marketing information solutions of 14% and an increase in revenues from receivable management services of 3% in comparison with 1998. The decline in European revenues from credit information solutions resulted from ongoing price erosion in the local credit markets, as well as increased competition, including the availability of free or lower-cost information from online vendors and other Internet sources. Revenue growth from marketing information solutions was largely attributable to value added products. In comparing reported results in 1999 with 1998, Europe's revenues from credit information solutions decreased 5% to $297.4 million, while revenues from marketing information solutions increased 11% to $72.2 million and revenues from receivable management services were flat at $49.6 million. Europe also reported revenues from newly introduced purchasing information solutions of $1.4 million during 1999. Europe reported an operating loss of $8.9 million in 1999, compared with a loss of $4.2 million in 1998. Europe's loss resulted largely from investment in sales and marketing support for value added products and higher costs for new technology and systems in the region.

     APLA reported revenues of $67.1 million in 1999, up 9% from 1998. Before the effect of foreign exchange, revenues would have been up 4%. Before the effect of foreign exchange, APLA would have reported in 1999 an increase in revenues from credit information solutions of 9%, a decrease in revenues from marketing information solutions of 6% and a decrease in revenues from receivable management services of 2%, in each case in comparison with 1998. In comparing 1999 with 1998 reported results, APLA's revenues from credit information solutions increased 16% to $43.6 million, revenues from marketing information solutions decreased 2% to $9.9 million and revenues from receivable management services decreased 1% to $13.6 million. APLA reported an operating loss of $7.3 million in 1999, compared with a loss of $11.7 million in 1998. The decrease in operating losses in 1999 compared with 1998 is due to expense-control initiatives and revenue improvements in 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet, and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (ii) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, delaying the effective date of SFAS No. 133. The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 by D&B, effective January 1, 2001, had no effect on D&B.

MARKET RISK SENSITIVE INSTRUMENTS

     D&B operates in 33 countries through wholly or majority-owned entities and in six countries through minority interests in joint ventures, and principally uses the capital markets to fund its operations. As such, D&B is exposed to market risk from changes in foreign exchange rates and interest rates, which could affect its results of operations and financial condition. In order to reduce the risk from fluctuations in foreign currencies and interest rates, D&B currently uses short-term forward foreign exchange contracts and in the past has used interest rate swap agreements. These derivative financial instruments are viewed by D&B as risk management tools that are entered into for hedging purposes only. D&B does not use derivative financial instruments for trading or speculative purposes.

     D&B also has investments in fixed-income marketable securities. Consequently, D&B is exposed to fluctuations in rates on these marketable securities. Market risk associated with investments in marketable securities is immaterial and has been excluded from the sensitivity discussions.

     A discussion of D&B's accounting policies for financial instruments is included in the summary of significant accounting policies in Note 1 to D&B's consolidated financial statements, and further disclosure relating to financial instruments is included in Note 7 to the consolidated financial statements. The following analysis presents the sensitivity of the fair value of D&B market risk sensitive instruments to changes in market rates and prices.

  Interest Rate Risk

     D&B is exposed to market risk through its commercial paper program, in which it borrows at prevailing short-term commercial paper rates. At December 31, 2000, D&B had $49.5 million of short-term commercial paper outstanding maturing on January 2, 2001, and short-term investments of $37.5 million. As such, the market risk is immaterial when calculated utilizing estimates of the termination value based upon a 10% increase or decrease in interest rates from their levels as of December 31, 2000.

     D&B has in the past entered into interest rate swap agreements to manage exposure to changes in interest rates. Interest rate swaps have allowed D&B to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available to it if fixed-rate borrowings were to be made directly. During 1998, in connection with the 1998 Distribution and repayment of outstanding notes payable, Donnelley canceled all of its interest rate swap agreements. D&B has not entered into any interest rate swap agreements since the 1998 Distribution and therefore is not subject to market risk on interest rate swaps.

  Foreign Exchange Risk

     D&B's non-U.S. operations generated approximately 34% of total revenues in 2000. As of December 31, 2000, approximately 37% of D&B assets were located outside the U.S., and no single country outside the U.S. had a significant concentration of D&B's aggregate cash balance.

     D&B follows a policy of hedging substantially all cross-border intercompany transactions denominated in a currency other than the functional currency applicable to each of its various subsidiaries. D&B only uses short-term forward foreign exchange contracts to implement its hedging strategy. Typically, these contracts have maturities of six months or less. These forward contracts are executed with creditworthy institutions and are denominated primarily in the British pound sterling, the euro and the Swedish krona.

     The fair value of foreign currency risk is calculated by using estimates of the cost of closing out all outstanding forward foreign exchange contracts, given a 10% increase or decrease in forward rates from their December 31, 2000 levels. At December 31, 2000, D&B had approximately $181 million in forward foreign exchange contracts outstanding, with various expiration dates through March 2001 (see Note 7 to the consolidated financial statements). At December 31, 2000, net unrealized losses related to D&B's forward contracts were $.7 million. If forward rates were to increase by 10% from December 31, 2000 levels, the unrealized gain on these contracts would be $11.4 million. If forward rates were to decrease by 10% from December 31, 2000 levels, the unrealized loss on these contracts would be $15.4 million. However, the estimated potential gain or loss on forward contracts is expected to be offset by changes in the dollar value of underlying transactions. Therefore, the net effect of a 10% movement in foreign exchange rates would be immaterial.

LIQUIDITY AND FINANCIAL POSITION

     Management believes that cash flows generated from its operations are sufficient to fund its operating needs and service debt. D&B accesses the commercial paper market from time to time to fund working capital needs and share repurchases. Such borrowings have been supported by D&B's bank credit facilities. It is expected that operating cash flows, supplemented as needed with financing arrangements, will be sufficient to meet the needs of D&B.

     D&B is considering the monetization of certain non-strategic assets and businesses, and intends to complete this review in the first half of 2001. Certain asset monetization transactions may be announced and/or completed prior to that date. Funds generated from these transactions may be utilized to invest in the current business, invest in the B2B strategy, or to repurchase stock.

  Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

     At December 31, 2000, cash and cash equivalents totaled $70.1 million, compared to $109.4 million at December 31, 1999. D&B's payment of $349.3 million to the IRS, as discussed below under "Other," and the impact of the 2000 Distribution with respect to the allocation of net indebtedness, impacted the cash balance.

     Operating activities provided net cash of $23.8 million during 2000. The $349.3 million payment to the IRS is reflected as a reduction in continuing operations' accrued income taxes of $174.7 million and as a $174.6 million offset to net cash used in operating activities of discontinued operations. Excluding the impact of the payment, cash generated by operating activities in 2000 would have been $373.1 million, with continuing operations providing $202.6 million and discontinued operations providing $170.5 million (representing nine months of activity). Cash generated by operating activities in 1999 was $350.0 million, with continuing operations providing $135.2 million and discontinued operations providing $214.8 million. The improvement in cash generated by operating activities of continuing operations results from increased operating income and an improvement in working capital.

     During 2000, D&B made payments of $21.0 million related to the restructuring actions implemented during the fourth quarter of 1999 and $.8 million related to the restructuring actions implemented during the fourth quarter of 2000.

     Net cash used in investing activities totaled $84.5 million in 2000, compared with $116.7 million in 1999. Net cash used in investing activities of discontinued operations in 2000 was $26.2 million and in 1999 was $12.1 million. Net cash used by discontinued operations in 2000 included an acquisition by Moody's of a financial software products company for $17.4 million. In 2000, spending for capital expenditures, computer software and other intangibles by continuing operations totaled $67.1 million, compared with $109.6 million in 1999. During 2000, D&B reduced its spending for capital expenditures, computer software and other intangibles, while formulating the Blueprint for Growth strategy. Currently, D&B has no material commitments for capital expenditures.

     Net cash provided by financing activities was $25.0 million in 2000, compared with net cash used in financing activities of $210.3 million during 1999. Payments of dividends by Old D&B accounted for $89.8 million in 2000, compared with $120.1 million in 1999. D&B does not intend to pay dividends in the future. As discussed below, D&B's financing arrangements and stock repurchases also affected the net cash provided by or used in financing activities.

  Financing Arrangements

     In connection with the 2000 Distribution, Old D&B borrowed funds in order to repay in full Old D&B's commercial paper obligations. Also pursuant to the 2000 Distribution Agreement, immediately prior to the 2000 Distribution, a portion of Old D&B's indebtedness (plus certain minority interest obligations) and a portion of Old D&B's cash was allocated to D&B in amounts such that, at the time of the 2000 Distribution and before giving effect to certain adjustments and other factors described in Note 2 to the consolidated financial statements, the net indebtedness of D&B (plus the minority interest obligations) approximated the net indebtedness of Moody's. The indebtedness that was assumed by D&B upon the 2000 Distribution amounted to $24.1 million. D&B also assumed $300 million in minority interest obligations and was allocated $39.4 million in cash. The debt that was assumed by Moody's at the 2000 Distribution amounted to $195.5 million.

     In September 2000, D&B established two committed bank facilities, which remained in effect after the 2000 Distribution. One of the facilities permits borrowings of up to $175 million and matures in September 2001. The second facility permits borrowings of up to $175 million and matures in September 2005. Under these facilities D&B has the ability to borrow at prevailing short-term interest rates. D&B has not drawn on those facilities since their inception and has no borrowings outstanding under these facilities at December 31, 2000. These facilities are available for general corporate purposes, including to support D&B's commercial paper program.

     At December 31, 2000, D&B had $49.5 million in commercial paper outstanding, while at December 31, 1999 Old D&B had $124.7 million of commercial paper outstanding.

     In connection with the 1998 Distribution, R.H. Donnelley, Inc. borrowed $500 million, which was used to repay existing indebtedness (commercial paper and other short-term borrowings) of Donnelley in the amount of $287.1 million at the time of the 1998 Distribution. Old D&B used the excess proceeds for general corporate purposes, including the payment of reorganization costs. The $500 million of debt became an obligation of Donnelley upon the 1998 Distribution.

     Also in connection with the 1998 Distribution and repayment of indebtedness, Donnelley canceled all of its interest rate swap agreements and recorded into income the previously unrecognized fair value loss at the time of termination. At the time of the cancellation, the fair value of the interest rate swaps was a loss of $12.7 million, of which $3.8 million ($.6 million in the first quarter of 1998 and $3.2 million in 1997) had been recognized in income relating to swaps that did not qualify for settlement accounting. The previously unrecognized loss of $8.9 million was recorded during the second quarter of 1998 and included in reorganization costs.

     In 1997, $300 million in minority interest financing was raised by Donnelley when an unrelated investor contributed cash to a Donnelley partnership in exchange for a limited partner interest. This transaction was assumed by Old D&B in connection with the 1998 Distribution and thereafter by D&B in the 2000 Distribution. Under the terms of the limited partnership agreement that governs the minority interest financing, the unrelated partner is entitled to receive an amount per annum equal to 7.47% of its initial investment payable quarterly in arrears, provided that there are sufficient partnership profits.

     Pursuant to the terms of the partnership agreement, on December 15, 2000, the unrelated partner initiated a process that could have resulted in dissolution and liquidation of the partnership as early as February 25, 2001. Such dissolution has been prevented, however, through the D&B partner having elected on December 27, 2000, to exercise its right to purchase the unrelated partner's interest in the partnership. This purchase is to be made in the first quarter of 2001. D&B expects that it will fund the purchase price through the issuance of debt, the issuance of commercial paper, or a combination of the foregoing. In the opinion of management, this funding will not have a material adverse effect on D&B's financial position or results of operations.

  Stock Repurchase Program

     Between January 1, 2000 and September 30, 2000, Old D&B repurchased 125,000 shares for $3.5 million in connection with its Employee Stock Purchase Plan and to offset a portion of the shares issued under stock incentive plans. During the fourth quarter of 2000, D&B repurchased 1.8 million shares for $43.3 million to offset awards under stock incentive plans and in connection with the D&B Employee Stock Purchase Plan. Proceeds received in connection with Old D&B's stock plans were $30.7 million for the nine months ended September 30, 2000. D&B received proceeds in connection with D&B's stock plans of $7.0 million in the fourth quarter of 2000.

     During 1999, Old D&B completed its special stock repurchase program, authorized by its Board of Directors in June 1998, by purchasing 4.2 million shares for $150.0 million. During 1999, Old D&B also repurchased 2.6 million shares for $87.9 million to offset awards made under stock incentive plans and in connection with the Old D&B Employee Stock Purchase Plan. Proceeds received in connection with stock incentive plans were $48.4 million in 1999.

  Other

     Old D&B and its predecessors have entered into global tax planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably. At this time, management is unable to predict the extent of such reviews, the outcome thereof or whether the resolution of these matters could materially affect D&B's results of operations, cash flows or financial position.

     Pursuant to the 2000 Distribution Agreement, D&B and Moody's agreed to each be financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described above, to the extent such potential liabilities are not directly attributable to their respective business operations.

     The IRS has completed its review of the utilization of certain capital losses generated during 1989 and 1990. On June 26, 2000, the IRS, as part of its audit process, issued a formal assessment with respect to the utilization of these capital losses and Old D&B responded by filing a petition for a refund in the U.S. District Court for the District of Columbia on September 21, 2000.

     Pursuant to a series of agreements, IMS Health and Nielsen Media Research are jointly and severally liable to pay one-half, and Donnelley the other half, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Donnelley pays the first $137 million.

     In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement whereby Old D&B assumed all potential liabilities of Donnelley arising from these tax matters and agreed to indemnify Donnelley in connection with such potential liabilities.

     On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflects $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000, which Old D&B funded with short-term borrowings. IMS Health has informed D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, D&B is contesting the IRS's formal assessment and will also contest the assessment of amounts, if any, in excess of the amounts paid. D&B has accrued its anticipated share of the probable liability arising from the utilization of these capital losses.

     D&B and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty, in the opinion of management, the ultimate liability of D&B in connection with such matters will not have a material effect on D&B's operating results, cash flows or financial position

NEW EUROPEAN CURRENCY

     On January 1, 1999, 11 of the countries in the European Union began a three-year transition to the euro to replace the national currency of each participating country. D&B intends to phase in its transition to the euro over the next two years. D&B has established a task force to address issues related to the euro. D&B believes that the euro conversion may have a material impact on its operations and financial condition if it fails to successfully address such issues. The task force has prepared a project plan and is proceeding with the implementation of that plan.

     D&B's project plan includes the following: ensuring that D&B's information technology systems that process data for inclusion in D&B's products and services can appropriately handle amounts denominated in euro that are contained in data provided to D&B by third-party data suppliers; modification of D&B products and services to deal with euro-related issues; and modification of D&B internal systems (such as payroll, accounting and financial reporting) to deal with euro-related issues. D&B does not believe that the cost of such modifications will have a material effect on D&B results of operations or financial condition. There is no guarantee that all problems will be foreseen and corrected, or that no material disruption of D&B's business will occur. The conversion to the euro may have competitive implications for D&B pricing and marketing strategies that could be material in nature; however, any such impact is not known at this time.

DIVIDENDS

     Old D&B paid a quarterly dividend of $.185 per share during the first three quarters of 2000, each quarter of 1999 and the third and fourth quarters of 1998. Donnelley paid quarterly dividends of $.22 per share during the first half of 1998, resulting in a full-year dividend per share paid of $.555, $.74 and $.81 for 2000, 1999 and 1998, respectively.

     D&B did not pay a dividend during the fourth quarter of 2000 and does not intend to pay dividends in the future.

COMMON STOCK INFORMATION

     D&B's common stock (symbol DNB) is listed on the New York Stock Exchange. The number of shareholders of record was 8,115 at December 31, 2000.

  Old D&B

     The following table summarizes price and cash dividend information for Old D&B's common stock as reported in the periods shown.

                                                                                  DIVIDENDS
                                                PRICE PER SHARE($)               PER SHARE($)
                                       ------------------------------------      ------------
                                              2000                1999
                                       ------------------    --------------
                                        HIGH        LOW      HIGH      LOW       2000    1999
                                       -------    -------    -----    -----      ----    ----
First Quarter........................    30.50    24.6875    37       29 5/16    .185    .185
Second Quarter.......................    33.75      26.50    40       33 1/8     .185    .185
Third Quarter........................   34.875     28.125    37 13/16 23 3/8     .185    .185
Fourth Quarter.......................      N/A        N/A    31       25 11/16   N/A     .185
                                       -------    -------    -----    -----      ---     ----
Year.................................   34.875    24.6875    40       23 3/8     .555    .740
                                       -------    -------    -----    -----      ---     ----

  D&B

     In the fourth quarter of 2000, D&B's high price per share of common stock was $26.9375 and the low price per share of common stock was $17.5625. D&B pays no dividends.

FORWARD LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K are forward-looking. These may be identified by the use of forward-looking words or phrases, such as "expect," "will," "can," "anticipate," and "plan," among others. All such forward-looking statements are based on D&B's reasonable expectations at the time they are made, but are not guarantees of future performance. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, D&B notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of D&B's businesses include: (1) complexity and uncertainty regarding the development of new high-technology products, (2) possible loss of market share through competition, (3) pricing pressures from competitors and/or customers, (4) changes in the business information and risk management industries and markets, including those driven by the Internet, (5) D&B's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms, (6) D&B's ability to complete the implementation of its euro plans on a timely basis and the competitive implications that the conversion to the euro may have on D&B's pricing and marketing strategies, (7) D&B's ability to attract and retain key employees, (8) risks associated with investments and operations in foreign countries, including regulatory environment, exchange rate fluctuations and cultural factors, (9) the outcome of any reviews by applicable tax authorities of D&B's global tax planning initiatives, (10) D&B's ability to successfully implement its Blueprint for Growth, including the ability to consummate asset monetization transactions, changes in the international business model and financial flexibility initiatives on terms and conditions contemplated by D&B, (11) the loss of key customers due to consolidations and mergers, (12) the impact of product rationalization activities on revenues, (13) D&B's ability to expand its database on commercially reasonable terms and the possibility that data suppliers might withdraw data from D&B, (14) the possibility that economic conditions might lead to a reduction in the use of D&B products, and (15) the timing with which significant customer contracts are executed. The company undertakes no obligations to publicly release any revision to any forward-looking statement to reflect any future events or circumstances.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information in response to this Item is set forth under the caption "Market Risk Sensitive Instruments" in Part II, Item 7 on pages 26 and 27 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE(S)
                                                              -------
Report of Independent Accountants...........................      33
Statement of Management Responsibility for Financial
  Statements................................................      34
CONSOLIDATED FINANCIAL STATEMENTS
  At December 31, 2000 and 1999:
  Consolidated Balance Sheets...............................      36
  For the years ended December 31, 2000, 1999 and 1998:
  Consolidated Statements of Operations.....................      35
  Consolidated Statements of Cash Flows.....................      37
  Consolidated Statements of Shareholders' Equity...........      38
  Notes to Consolidated Financial Statements................   39-64

SCHEDULES

     Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of The Dun & Bradstreet Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
February 2, 2001

        STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of The Dun & Bradstreet Corporation:

     Management has prepared and is responsible for the consolidated financial statements and related information that appear in Items 6 and 7 and on pages 35-64 of this Form 10-K. The consolidated financial statements, which include amounts based on the estimates of management, have been prepared in conformity with accounting principles generally accepted in the United States. Other financial information in this Annual Report on Form 10-K is consistent with that in the consolidated financial statements.

     Management believes that the Company's internal control systems provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities, careful selection and training of qualified financial personnel and a program of internal audits.

     The independent accountants are engaged to conduct an audit of and render an opinion on the financial statements in accordance with generally accepted auditing standards. These standards include an assessment of the systems of internal controls and tests of transactions to the extent considered necessary by them to support their opinion.

     The Board of Directors, through its Audit Committee, consisting solely of outside directors of the Company, is responsible for reviewing and monitoring the Company's financial reporting and accounting practices. PricewaterhouseCoopers LLP and the internal auditors each have full and free access to the Audit Committee and meet with it regularly, with and without management.

                                          /s/ ALLAN Z. LOREN
                                          --------------------------------------
                                          Allan Z. Loren
                                          Chairman, Chief Executive Officer and
                                          President

                                          /s/ CHESTER J. GEVEDA, JR.
                                          --------------------------------------
                                          Chester J. Geveda, Jr.
                                          Vice President and Controller and
                                          Acting Chief
                                          Financial Officer

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------------
                                                           2000               1999               1998
                                                      ---------------    ---------------    ---------------
                                                       (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
OPERATING REVENUES..................................    $   1,417.6        $   1,407.7        $   1,420.5
                                                        -----------        -----------        -----------
Operating Expenses..................................          515.9              538.3              536.2
Selling and Administrative Expenses.................          546.7              539.4              542.4
Depreciation and Amortization.......................          111.2              127.9              126.2
Restructuring Expense...............................           41.5               41.2                 --
Reorganization Costs................................           29.5                 --               28.0
                                                        -----------        -----------        -----------
OPERATING INCOME....................................          172.8              160.9              187.7
                                                        -----------        -----------        -----------
Interest Income.....................................            3.9                2.9                6.3
Interest Expense....................................           (8.6)              (5.0)             (12.0)
Minority Interest Expense...........................          (22.4)             (22.4)             (22.5)
Other Income (Expense) -- Net.......................            6.0                9.0               (2.2)
                                                        -----------        -----------        -----------
Non-Operating Expense -- Net........................          (21.1)             (15.5)             (30.4)
                                                        -----------        -----------        -----------
Income from Continuing Operations before Provision
  for Income Taxes..................................          151.7              145.4              157.3
Provision for Income Taxes..........................           78.1               64.1               71.1
                                                        -----------        -----------        -----------
Income from Continuing Operations...................           73.6               81.3               86.2
Income from Discontinued Operations, Net of Income
  Taxes of $86.2, $114.8 and $104.7 for 2000, 1999
  and 1998, respectively............................          133.0              174.7              193.9
                                                        -----------        -----------        -----------
NET INCOME..........................................    $     206.6        $     256.0        $     280.1
                                                        ===========        ===========        ===========
BASIC EARNINGS PER SHARE OF COMMON STOCK:
  Continuing Operations.............................    $       .91        $      1.00        $      1.02
  Discontinued Operations...........................           1.64               2.16               2.29
                                                        -----------        -----------        -----------
BASIC EARNINGS PER SHARE OF COMMON STOCK............    $      2.55        $      3.16        $      3.31
                                                        ===========        ===========        ===========
DILUTED EARNINGS PER SHARE OF COMMON STOCK:
  Continuing Operations.............................    $       .90        $       .99        $      1.00
  Discontinued Operations...........................           1.62               2.13               2.26
                                                        -----------        -----------        -----------
DILUTED EARNINGS PER SHARE OF COMMON STOCK..........    $      2.52        $      3.12        $      3.26
                                                        ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic.............................................     81,001,000         81,127,000         84,746,000
                                                        ===========        ===========        ===========
  Diluted...........................................     81,994,000         82,142,000         85,852,000
                                                        ===========        ===========        ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                                (DOLLAR AMOUNTS IN
                                                                    MILLIONS,
                                                              EXCEPT PER SHARE DATA)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents...................................  $   70.1     $  109.4
Accounts Receivable -- Net of Allowance of $19.5 in 2000 and
  $17.4 in 1999.............................................     376.3        363.7
Other Current Assets........................................      92.2        133.6
                                                              --------     --------
          TOTAL CURRENT ASSETS..............................     538.6        606.7
                                                              --------     --------
NON-CURRENT ASSETS
Property, Plant and Equipment, Net..........................     202.8        240.3
Prepaid Pension Costs.......................................     268.9        217.2
Computer Software, Net......................................     131.3        149.8
Goodwill, Net...............................................     135.5        166.6
Other Non-Current Assets....................................     146.5        194.2
                                                              --------     --------
          TOTAL NON-CURRENT ASSETS..........................     885.0        968.1
                                                              --------     --------
TOTAL ASSETS................................................  $1,423.6     $1,574.8
                                                              ========     ========
CURRENT LIABILITIES
Notes Payable...............................................  $   49.6     $  126.2
Accrued Income Taxes........................................        --        175.4
Other Accrued and Current Liabilities.......................     353.5        382.2
Unearned Subscription Income................................     340.0        353.2
                                                              --------     --------
          TOTAL CURRENT LIABILITIES.........................     743.1      1,037.0
                                                              --------     --------
PENSION AND POSTRETIREMENT BENEFITS.........................     373.2        365.0
NET LIABILITIES OF DISCONTINUED OPERATIONS..................        --        222.8
OTHER NON-CURRENT LIABILITIES...............................      56.7         64.7
CONTINGENCIES (NOTE 15)
MINORITY INTEREST...........................................     301.6        301.9
SHAREHOLDERS' EQUITY
Preferred Stock, $.01 par value per share,
  authorized -- 10,000,000 shares; -- outstanding -- none
Series Common Stock, $.01 par value per share,
  authorized -- 10,000,000 shares; -- outstanding -- none
Common Stock, $.01 par value per share,
  authorized -- 200,000,000 shares and 400,000,000 shares
  for 2000 and 1999 respectively -- issued -- 81,945,520
  shares and 171,451,136 shares for 2000 and 1999
  respectively..............................................        .8          1.7
Unearned Compensation Restricted Stock......................      (1.9)          --
Capital Surplus.............................................     241.1        237.3
Retained Earnings...........................................      13.2       (105.9)
Treasury Stock, at cost, 1,790,620 shares and 10,627,327
  shares for 2000 and 1999 respectively.....................     (45.3)      (330.2)
Cumulative Translation Adjustment...........................    (205.3)      (181.1)
Minimum Pension Liability...................................     (53.6)       (38.4)
                                                              --------     --------
TOTAL SHAREHOLDERS' EQUITY..................................     (51.0)      (416.6)
                                                              --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $1,423.6     $1,574.8
                                                              ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                              (DOLLAR AMOUNTS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................  $ 206.6    $ 256.0    $ 280.1
Less:
  Net Income from Discontinued Operations...................    133.0      174.7      193.9
                                                              -------    -------    -------
Net Income from Continuing Operations.......................     73.6       81.3       86.2
Reconciliation of Net Income to Net Cash Provided by
  Operating Activities:
  Depreciation and Amortization.............................    111.2      127.9      126.2
  Restructuring Expense.....................................     41.5       41.2         --
  Restructuring Payments....................................    (21.8)      (2.6)        --
  Postemployment Benefit Payments...........................     (2.6)     (13.4)     (15.3)
  Net (Increase) Decrease in Accounts Receivable............    (26.3)     (22.8)       9.0
  Deferred Income Taxes.....................................     18.4       16.3      (28.2)
  Accrued Income Taxes, Net.................................   (136.7)       7.4      127.7
  Decrease in Long Term Liabilities.........................     (7.8)      (7.3)    (105.7)
  Increase in Other Long-Term Assets........................    (46.4)     (36.8)     (17.8)
  Net Decrease (Increase) in Other Working Capital Items....     29.5      (56.0)     (33.4)
  Other.....................................................     (4.7)        --        4.1
                                                              -------    -------    -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Continuing Operations.....................................     27.9      135.2      152.8
  Discontinued Operations...................................     (4.1)     214.8      222.4
                                                              -------    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     23.8      350.0      375.2
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Marketable Securities................      1.2       22.5       50.9
Payments for Marketable Securities..........................     (1.1)     (21.8)     (50.4)
Capital Expenditures........................................    (24.1)     (34.3)     (47.2)
Additions to Computer Software and Other Intangibles........    (43.0)     (75.3)     (87.2)
(Purchase of) Proceeds from Sales of Other Investments......     (5.5)      (6.3)       3.6
Net Cash (Used in) Provided by Investing Activities of
  Discontinued Operations...................................    (26.2)     (12.1)       9.7
Other.......................................................     14.2       10.6      (16.0)
                                                              -------    -------    -------
NET CASH USED IN INVESTING ACTIVITIES.......................    (84.5)    (116.7)    (136.6)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Dividends........................................    (89.8)    (120.1)    (137.4)
Payments for Purchase of Treasury Shares....................    (46.8)    (237.9)    (220.2)
Net Proceeds from Stock Plans...............................     37.7       48.4       41.0
(Decrease) Increase in Commercial Paper Borrowings..........    (75.2)      88.8     (385.7)
Increase (Decrease) in Other Short-Term Borrowings..........       --         .6      (28.9)
Net Cash Provided by Financing Activities of Discontinued
  Operations................................................    195.5        1.3        1.1
Proceeds from Debt Assumed by R.H. Donnelley................       --         --      500.0
Other.......................................................      3.6        8.6        2.8
                                                              -------    -------    -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........     25.0     (210.3)    (227.3)
                                                              -------    -------    -------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................     (3.6)       (.3)      (1.4)
                                                              -------    -------    -------
(Decrease) Increase in Cash and Cash Equivalents............    (39.3)      22.7        9.9
Cash and Cash Equivalents, Beginning of Year................    109.4       86.7       76.8
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  70.1    $ 109.4    $  86.7
                                                              =======    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         THREE YEARS ENDED DECEMBER 31, 2000
                                             -----------------------------------------------------------
                                                COMMON        UNEARNED
                                                STOCK       COMPENSATION
                                             ($1 AND $.01    RESTRICTED    CAPITAL   RETAINED   TREASURY
                                              PAR VALUE)       STOCK       SURPLUS   EARNINGS    STOCK
                                             ------------   ------------   -------   --------   --------
                                                 (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE, JANUARY 1, 1998...................    $ 188.4         $  --       $ 80.2    $ 367.7    $(964.0)
                                               -------         -----       ------    -------    -------
Dollar Par Common Stock:
  Treasury Shares Reissued Under Stock
    Options, Deferred and Other
    Compensation Plans (1,514,773).........                                            (52.6)      85.3
  Treasury Shares Acquired (790,800).......                                                       (27.2)
Stock Dividend to Shareholders of
  Donnelley................................                                            183.5
Adjustment to Penny Par Value..............     (169.6)                     169.6
Recapitalization...........................      (17.1)                        .5     (889.3)     905.9
Net Income.................................                                            280.1
Dividends Declared ($.775 per share).......                                           (130.4)
Penny Par Common Stock:
  Treasury Shares Reissued Under Stock
    Options, Deferred and Other
    Compensation Plans (837,232)...........                                  (1.3)                 24.3
  Treasury Shares Earned Under Restricted
    Stock Plan (5,595).....................                                                          .6
  Treasury Shares Acquired (7,239,751).....                                                      (193.0)
  Common Shares Issued Under Stock Options
    and Restricted Stock Plan (159,819)....                                   2.1
Change in Cumulative Translation
  Adjustment...............................
Change in Minimum Pension Liability........
Unrealized Gains on Investments............                                               .1
                                               -------         -----       ------    -------    -------
TOTAL COMPREHENSIVE INCOME.................
BALANCE, DECEMBER 31, 1998.................        1.7            --        251.1     (240.9)    (168.1)
                                               -------         -----       ------    -------    -------
Net Income.................................                                            256.0
Dividends Declared ($.74 per share)........                                           (119.3)
Treasury Shares Reissued Under Stock
  Options, Deferred, and Other Compensation
  Plans and Restricted Stock Plan
  (2,420,300)..............................                                 (13.8)        .3       71.0
Treasury Shares Reissued Under Employee
  Stock Purchase Plan (153,097)............                                              (.6)       4.8
Treasury Shares Acquired (6,803,800).......                                                      (237.9)
Change in Cumulative Translation
  Adjustment...............................
Change in Minimum Pension Liability........
Unrealized Losses on Investments...........                                             (1.4)
                                               -------         -----       ------    -------    -------
TOTAL COMPREHENSIVE INCOME.................
BALANCE, DECEMBER 31, 1999.................        1.7            --        237.3     (105.9)    (330.2)
                                               -------         -----       ------    -------    -------
Net Income.................................                                            206.6
Dividends Declared ($.555 per share).......                                            (60.0)
Common Shares Issued Under Stock Options
  and Restricted Stock Plan (732,000)......                                   8.8                  (2.7)
Treasury Shares Reissued Under Stock
  Options, Deferred, and Other Compensation
  Plans and Restricted Stock Plan
  (1,500,111)..............................                                  (7.4)                 48.1
Treasury Shares Reissued Under Employee
  Stock Purchase Plan (183,541)............                                               .1        5.5
Treasury Shares Acquired (1,908,543).......                                                       (46.8)
Unearned Portion of Restricted Stock
  Awards...................................                     (1.9)         2.4
Stock Dividend to Shareholders of
  Moody's..................................                                            252.5
Recapitalization...........................        (.9)                               (279.9)     280.8
Change in Cumulative Translation
  Adjustment...............................
Change in Minimum Pension Liability........
Unrealized Losses on Investments...........                                              (.2)
                                               -------         -----       ------    -------    -------
TOTAL COMPREHENSIVE INCOME.................
BALANCE, DECEMBER 31, 2000.................    $    .8         $(1.9)      $241.1    $  13.2    $ (45.3)
                                               =======         =====       ======    =======    =======

                                                       THREE YEARS ENDED DECEMBER 31, 2000
                                             -------------------------------------------------------

                                             CUMULATIVE     MINIMUM        TOTAL
                                             TRANSLATION    PENSION    SHAREHOLDERS'   COMPREHENSIVE
                                             ADJUSTMENT    LIABILITY      EQUITY          INCOME
                                             -----------   ---------   -------------   -------------
                                               (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE, JANUARY 1, 1998...................    $(162.6)      $(37.4)      $(527.7)
                                               -------       ------       -------
Dollar Par Common Stock:
  Treasury Shares Reissued Under Stock
    Options, Deferred and Other
    Compensation Plans (1,514,773).........                                  32.7
  Treasury Shares Acquired (790,800).......                                 (27.2)
Stock Dividend to Shareholders of
  Donnelley................................                                 183.5
Adjustment to Penny Par Value..............                                    --
Recapitalization...........................                                    --
Net Income.................................                                 280.1         $280.1
Dividends Declared ($.775 per share).......                                (130.4)
Penny Par Common Stock:
  Treasury Shares Reissued Under Stock
    Options, Deferred and Other
    Compensation Plans (837,232)...........                                  23.0
  Treasury Shares Earned Under Restricted
    Stock Plan (5,595).....................                                    .6
  Treasury Shares Acquired (7,239,751).....                                (193.0)
  Common Shares Issued Under Stock Options
    and Restricted Stock Plan (159,819)....                                   2.1
Change in Cumulative Translation
  Adjustment...............................       (7.6)                      (7.6)          (7.6)
Change in Minimum Pension Liability........                    (7.2)         (7.2)          (7.2)
Unrealized Gains on Investments............                                    .1             .1
                                               -------       ------       -------         ------
TOTAL COMPREHENSIVE INCOME.................                                               $265.4
BALANCE, DECEMBER 31, 1998.................     (170.2)       (44.6)       (371.0)
                                               -------       ------       -------         ======
Net Income.................................                                 256.0         $256.0
Dividends Declared ($.74 per share)........                                (119.3)
Treasury Shares Reissued Under Stock
  Options, Deferred, and Other Compensation
  Plans and Restricted Stock Plan
  (2,420,300)..............................                                  57.5
Treasury Shares Reissued Under Employee
  Stock Purchase Plan (153,097)............                                   4.2
Treasury Shares Acquired (6,803,800).......                                (237.9)
Change in Cumulative Translation
  Adjustment...............................      (10.9)                     (10.9)         (10.9)
Change in Minimum Pension Liability........                     6.2           6.2            6.2
Unrealized Losses on Investments...........                                  (1.4)          (1.4)
                                               -------       ------       -------         ------
TOTAL COMPREHENSIVE INCOME.................                                               $249.9
BALANCE, DECEMBER 31, 1999.................     (181.1)       (38.4)       (416.6)
                                               -------       ------       -------         ======
Net Income.................................                                 206.6         $206.6
Dividends Declared ($.555 per share).......                                 (60.0)
Common Shares Issued Under Stock Options
  and Restricted Stock Plan (732,000)......                                   6.1
Treasury Shares Reissued Under Stock
  Options, Deferred, and Other Compensation
  Plans and Restricted Stock Plan
  (1,500,111)..............................                                  40.7
Treasury Shares Reissued Under Employee
  Stock Purchase Plan (183,541)............                                   5.6
Treasury Shares Acquired (1,908,543).......                                 (46.8)
Unearned Portion of Restricted Stock
  Awards...................................                                    .5
Stock Dividend to Shareholders of
  Moody's..................................                                 252.5
Recapitalization...........................                                    --
Change in Cumulative Translation
  Adjustment...............................      (24.2)                     (24.2)         (24.2)
Change in Minimum Pension Liability........                   (15.2)        (15.2)         (15.2)
Unrealized Losses on Investments...........                                   (.2)           (.2)
                                               -------       ------       -------         ------
TOTAL COMPREHENSIVE INCOME.................                                               $167.0
BALANCE, DECEMBER 31, 2000.................    $(205.3)      $(53.6)      $ (51.0)
                                               =======       ======       =======         ======

   The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (TABULAR DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include those of The Dun & Bradstreet Corporation (the "Company" or "D&B") and its subsidiaries and investments in which the Company has a controlling interest. Investments in companies over which the Company has significant influence but not a controlling interest are carried on an equity basis. The effects of all significant intercompany transactions have been eliminated.

     The financial statements of subsidiaries outside the United States and Canada reflect a fiscal year ended November 30 to facilitate timely reporting of the Company's consolidated financial results.

     As discussed more thoroughly in Note 2, Moody's Corporation and R.H. Donnelley Corporation are presented as discontinued operations.

     CASH EQUIVALENTS. Marketable securities that mature within 90 days of purchase date are considered cash equivalents and are stated at cost, which approximates fair value.

     MARKETABLE SECURITIES. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities at December 31, 2000 and 1999, are classified as "available for sale" and are reported at fair value, with net unrealized gains and losses reported in shareholders' equity.

     The fair value of current and non-current marketable securities was estimated based on quoted market prices. Realized gains and losses on marketable securities are determined on the specific identification method.

     The Company's marketable securities of $37.5 million and $45.4 million at December 31, 2000 and 1999, respectively, consisted primarily of debt securities of the U.S. Government and its agencies.

     PROPERTY, PLANT AND EQUIPMENT. Buildings, machinery and equipment are depreciated principally using the straight-line method over a period of three to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

     COMPUTER SOFTWARE, GOODWILL AND INTANGIBLE ASSETS. Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Costs incurred in connection with business process reengineering are expensed as incurred.

     Other intangibles result from acquisitions and database enhancements. Computer software and other intangibles are being amortized, using the straight-line method, over three to five years and three to 15 years, respectively. Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired and is amortized on a straight-line basis over five to 40 years.

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

     At each balance sheet date, the Company reviews the recoverability of goodwill, not identified with long-lived assets, based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill, and recognizes any impairment on the basis of such comparison. The recognition and measurement of goodwill impairment is assessed at the business-unit level.

     REVENUE RECOGNITION. The Company recognizes revenue as services are performed, information is delivered and products and services are used by its customers. Amounts billed for service and subscriptions are credited to unearned subscription income and reflected in operating revenues as used over the subscription term, which is generally one year.

     FOREIGN CURRENCY TRANSLATION. For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For these countries, currency translation adjustments are accumulated in a separate component of shareholders' equity, whereas realized transaction gains and losses are recognized in other income (expense) -- net. For operations in countries that are considered to be highly inflationary, where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are translated using end-of-year exchange rates, and nonmonetary accounts are translated using historical exchange rates. Translation and transaction loss of $.3 million in 2000 and gains of $.1 million and $1.0 million in 1999 and 1998, respectively, are recognized in other income (expense) -- net.

     EARNINGS PER SHARE OF COMMON STOCK. In accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share are calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period.

     FINANCIAL INSTRUMENTS. At times, the Company uses forward foreign exchange contracts and interest rate swaps to hedge existing assets, liabilities and firm commitments. The Company does not use any derivatives for trading or speculative purposes.

     Gains and losses on forward foreign exchange contracts that qualify as hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments are also deferred, and are recognized in income or as adjustments of carrying amounts when the hedged transactions occur. For forward foreign exchange contracts, the risk reduction is assessed on a transaction basis, and contract amounts and terms are matched to existing intercompany transactions.

     The Company has used, but no longer uses, interest rate swaps to hedge interest rate risk on commercial paper. Settlement accounting is accorded to the swaps that have contractual, periodic payment terms considered to be aligned to the expected future commercial paper issuances. Periodic swap payments and receipts under interest rate swaps are recorded as part of interest expense. Neither the swap contracts nor the gains or losses on these contracts, which are designated and effective as hedges, are recognized in the financial statements.

     If a hedging instrument is sold or terminated prior to maturity, gains and losses will continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify for settlement accounting, any subsequent gains and losses are recognized currently in income.

     ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES estimates. Estimates are used in the determination of allowances for doubtful accounts, employee benefits plans, taxes and contingencies, and depreciation rates for property, plant and equipment, computer software, goodwill and other capitalized costs, among others.

     RECLASSIFICATIONS. As discussed in Note 2, the consolidated financial statements have been reclassified to identify separately the results of operations and cash flows of the Company's discontinued operations. In addition, certain prior-year amounts have been reclassified to conform to the 2000 presentation.

NOTE 2 REORGANIZATION AND DISCONTINUED OPERATIONS

     Pursuant to APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations the segment conducted principally by Moody's Investors Service, Inc. as a result of the 2000 Distribution (as defined below) and the companies that constituted the directory information services business segment of the predecessor of D&B, as a result of the 1998 Distribution (as defined below).

2000 DISTRIBUTION

     On September 30, 2000 (the "2000 Distribution Date"), the company then known as The Dun & Bradstreet Corporation ("Old D&B") separated into two independent, publicly traded companies -- The New D&B Corporation (the "Company") and Moody's Corporation ("Moody's"). The separation was accomplished through a tax-free distribution to shareholders of Old D&B (the "2000 Distribution") of all of the shares of common stock of the Company. For every two shares of common stock of Old D&B held, shareholders received one share of common stock of the Company. Following the 2000 Distribution, Old D&B was renamed "Moody's Corporation" and the Company was renamed "The Dun & Bradstreet Corporation."

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

     Old D&B received a ruling letter from the Internal Revenue Service (the "IRS") on June 15, 2000, to the effect that the receipt by Old D&B shareholders of the common stock of the Company in the 2000 Distribution would be tax-free to such stockholders and Old D&B for Federal income tax purposes, except to the extent of cash received in lieu of fractional shares of common stock of the Company. The 2000 Distribution was effected on September 30, 2000, and resulted in an increase to shareholders' equity of $256.6 million. During the fourth quarter of 2000, adjustments to the dividend of $4.1 million were recorded as a decrease to shareholders' equity, primarily as a result of changes in estimates.

     For purposes of, among other things, governing certain of the ongoing relations between the Company and Moody's as a result of the 2000 Distribution, as well as to allocate certain tax, employee benefit and other liabilities arising prior to the 2000 Distribution, the companies entered into various agreements, including a Distribution Agreement (the "2000 Distribution Agreement"), Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Assignment, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement.

     In general, pursuant to the terms of the 2000 Distribution Agreement, all of the assets of the D&B Business have been allocated to the Company and all of the assets of the Moody's Business have been allocated to Moody's. The 2000 Distribution Agreement also provided for assumptions of liabilities and cross-indemnities designed to allocate generally, as of September 30, 2000, financial responsibility for: (i) all

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES liabilities arising out of or in connection with the D&B Business to the Company, (ii) all liabilities arising out of or in connection with the Moody's Business to Moody's, and (iii) substantially all other liabilities as of September 30, 2000, equally between the Company and Moody's. The liabilities so allocated include contingent and other liabilities relating to former businesses of Old D&B and its predecessors and certain prior business transactions, which consist primarily of potential liabilities arising from a legal action initiated by Information Resources, Inc. ("IRI"), or from reviews by tax authorities of Old D&B's global tax planning initiatives, each of which is described in Note 15.

     Pursuant to the terms of a distribution agreement, dated as of June 30, 1998 (the "1998 Distribution Agreement"), between Old D&B (then known as "The New Dun & Bradstreet Corporation") and R.H. Donnelley Corporation (then known as "The Dun & Bradstreet Corporation" and herein referred to as "Donnelley"), as a condition to the 2000 Distribution, the Company was required to undertake to be jointly and severally liable with Moody's to Donnelley for any liabilities arising thereunder. The 2000 Distribution Agreement generally allocates the financial responsibility for liabilities of Old D&B under the 1998 Distribution Agreement equally between the Company and Moody's, except that any such liabilities that relate primarily to the D&B Business are liabilities of the Company and any such liabilities that relate primarily to the Moody's Business are liabilities of Moody's. Among other things, the Company and Moody's agreed that, as between themselves, they are each responsible for 50% of any payments to be made under the 1998 Distribution Agreement in respect of the action by IRI (as described in Note 15), including any legal fees and expenses related thereto.

     In connection with the 2000 Distribution, Old D&B borrowed funds to repay in full its commercial paper obligations. In addition, pursuant to the 2000 Distribution Agreement, immediately prior to the 2000 Distribution, a portion of Old D&B's indebtedness (plus certain minority interest obligations) and a portion of Old D&B's cash was allocated to the Company in amounts such that, at the time of the 2000 Distribution and before giving effect to the agreement discussed below and certain other factors, the net indebtedness of the Company (plus the minority interest obligations) approximated the net indebtedness of Moody's. Under the terms of the Employee Benefits Agreement, substantially all unexercised Old D&B stock options have been adjusted as of the 2000 Distribution Date to comprise options to purchase Moody's common stock and separately exercisable options to purchase common stock of the Company. In light of, among other things, the numbers of optionees employed by the Company and Moody's, respectively, this adjustment resulted in a substantially greater number of outstanding options to purchase common stock of Moody's than would be the case if options had been adjusted so as to become solely options to purchase common stock of the optionee's employer. Due to this fact and the fact that, consistent with past practice, each company was expected to maintain a stock purchase program designed to offset the increased number of shares otherwise attributable to option exercises, the Company agreed to adjust the net indebtedness of the two companies to compensate Moody's for the disproportionate amount of its estimated future cash costs in this regard. The final amount of the adjustment discussed in the immediately preceding sentence has been reflected in the Company's consolidated balance sheet at December 31, 2000, and was determined on a formula basis dependent upon a variety of factors, including the respective trading prices of Moody's and the Company's common stock at the time of the 2000 Distribution.

     Due to the relative significance of the D&B Business as compared with the Moody's Business, the 2000 Distribution has been accounted for as a reverse spin-off. As such, the D&B Business has been classified as continuing operations, and the Moody's Business as discontinued operations. For financial reporting purposes,

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES the assets and liabilities of Moody's have been separately classified on the balance sheet at December 31, 1999 as "Net Liabilities of Discontinued Operations." A summary of these assets and liabilities follows:

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Current assets..............................................     $178.3
Total assets................................................      211.0
Current liabilities.........................................      377.8
Total liabilities...........................................      433.8
Net liabilities of discontinued operations..................      222.8

     The net operating results of Moody's have been reported in the caption "Income from Discontinued Operations," in the consolidated statements of operations. Summarized operating results for Moody's for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Operating revenues.......................................  $441.1    $564.2    $513.9
Income before provision for income taxes.................   219.2     289.5     242.4
Net income...............................................   133.0     174.7     160.2

1998 DISTRIBUTION

     On June 30, 1998, the company then known as The Dun & Bradstreet Corporation separated into two publicly traded companies. The separation (the "1998 Distribution") of the two companies was accomplished through a tax-free dividend by Donnelley of Old D&B, which was a new entity comprising Moody's and the Dun & Bradstreet operating company. That new entity is now known as "The Dun & Bradstreet Corporation," and the continuing entity, consisting of R.H. Donnelley Inc., the operating company, and the DonTech partnership, changed its name from The Dun & Bradstreet Corporation to R.H. Donnelley Corporation (i.e., Donnelley). Due to the relative significance of the new entity as compared with Donnelley, the transaction was accounted for as a reverse spin-off and, as such, Moody's and the D&B operating company were classified as continuing operations, and Donnelley and DonTech were classified as discontinued operations. On June 3, 1998, following receipt of a ruling from the IRS that the transaction would be tax-free to Donnelley and its U.S. shareholders, the Board of Directors of Donnelley declared a dividend distribution to shareholders of record on June 17, 1998, consisting of one share of Old D&B for each share of Donnelley common stock held as of the record date. The 1998 Distribution was effected on June 30, 1998, and resulted in an increase to shareholders' equity of $188.5 million. During the fourth quarter of 1998, adjustments to the dividend of $5.0 million were recorded as a decrease to shareholders' equity of Old D&B, primarily as a result of employee benefits plan revisions.

     For purposes of governing certain of the ongoing relationships between Old D&B and Donnelley following the 1998 Distribution, the companies entered into various agreements, including the 1998 Distribution Agreement and the related Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Agreement, Shared Transaction Services Agreement, Data Services Agreement and Transition Services Agreements.

     The net operating results of the Directory Information Services segment, which is now a part of Donnelley, have been reported in the caption "Income from Discontinued Operations" in the consolidated

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES statements of operations of the Company. Summarized operating results for this Directory Information Services segment for the year ended December 31, 1998 were as follows:

Operating revenues..........................................  $107.8
Income before provision for income taxes....................    56.2
Net income..................................................    33.7

NOTE 3 SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, delaying the effective date of SFAS No. 133. The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 by D&B, effective January 1, 2001, had no effect on the Company.

NOTE 4 RESTRUCTURING

     During the fourth quarter of 2000, the Company announced a new business strategy, "The Blueprint for Growth," designed to transform the Company into a growth company with an important presence on the Web, while also delivering shareholder value during the transformation.

     One component of the strategy is the reallocation of approximately $100 million from the Company's cost base to create the financial flexibility needed to implement the new strategy. In the fourth quarter of 2000, the Company announced actions designed to create approximately $100 million in financial flexibility in 2001, which includes globalizing administrative functions, streamlining data collection and fulfillment, rationalizing sales and marketing functions, and consolidating and simplifying technology functions. The Company will utilize the newly created financial flexibility to enhance its current business, fund its strategy to become an important player in B2B e-commerce and support annual earnings per share growth of 10%.

     During the fourth quarter of 2000, the Company recorded a restructuring charge of $41.5 million in connection with the Blueprint for Growth plan. The charge included $28.2 million related to severance costs in connection with the termination of approximately 880 associates. The costs were determined based on amounts that will be paid pursuant to the Company's policies and certain non-US governmental regulations. Leasehold termination obligations arising from office closures represent $8.8 million and the write-off of certain assets made obsolete or redundant and abandoned as a result of the plan represent $4.5 million. As of December 31, 2000, the Company had terminated approximately 100 of the affected employees. The Company anticipates that all actions under this plan will be completed by the end of 2001 and considers the 2000 restructuring reserve balances to be adequate to cover committed restructuring actions.

     During the fourth quarter of 1999, the Company recorded a restructuring charge of $41.2 million, comprised of severance costs of $32.7 million in connection with the termination of approximately 700 associates, including two former corporate executives, write-off of certain assets made obsolete or redundant and abandoned of $3.9 million and leasehold termination obligations of $4.6 million. The actions implemented under the plan included: (1) office consolidations and organization changes in both Europe and other

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES international locations and improvements in sales and data collection operations in Europe, (2) realigning and streamlining the Company's global technology organization and outsourcing certain software and product development to resources outside the United States and Europe, and (3) migrating data collection in the U.S. to telephonic data collection and closing 15 U.S. field data collection offices. As of December 31, 2000, the Company has terminated approximately 530 employees out of the approximately 700 originally contemplated. The remaining terminations will be completed by the end of January 2001 and payment of substantially all the related costs will be made by the end of 2001. The remaining 1999 restructuring reserve balances are considered adequate to cover committed restructuring actions. During the fourth quarter of 2000, the Company changed certain estimates with respect to costs associated with the remaining actions to be taken under the plan.

     The restructuring reserves and utilization to date were as follows:

                                                                       AS OF DECEMBER 31, 2000
                                                                  ---------------------------------
                                                       AMOUNT      AMOUNT     AMOUNTS     REMAINING
                                                       CHARGED    UTILIZED    ADJUSTED     RESERVE
                                                       -------    --------    --------    ---------
2000 RESTRUCTURING CHARGE:
Severance and termination benefits...................   $28.2      $  (.8)                  $27.4
Asset write-offs and impairments.....................     4.5        (4.5)                     --
Lease termination obligations........................     8.8          --                     8.8
                                                        -----      ------                   -----
          Total 2000 Restructuring Charge............   $41.5      $ (5.3)                  $36.2
                                                        =====      ======                   =====
1999 RESTRUCTURING CHARGE:
Severance and termination benefits...................   $32.7      $(22.7)     $ 2.1        $12.1
Asset write-offs.....................................     3.9        (3.9)                     --
Lease termination obligations........................     4.6         (.9)      (2.1)         1.6
                                                        -----      ------      -----        -----
          Total 1999 Restructuring Charge............   $41.2      $(27.5)     $  --        $13.7
                                                        =====      ======      =====        =====

NOTE 5 NON-RECURRING ITEMS

     In 2000, the Company incurred pre-tax expenses (primarily professional fees) of $29.5 million in connection with the 2000 Distribution. In the third quarter of 2000, the Company received a $10.1 million settlement of a lawsuit related to a 1991 business transaction. The settlement payment was recorded in other income (expense) -- net.

     During the fourth quarter of 1999, the Company received $11.9 million to settle litigation that arose from a transaction related to the 1996 sale of the Dun & Bradstreet software company. The Company recorded the $11.9 million gain in other income (expense) -- net.

     In 1998, the Company incurred pre-tax expenses of $28.0 million in connection with the separation of Donnelley (primarily professional fees of $19.1 million and costs resulting from the termination of interest rate swaps of $8.9 million).

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTE 6 RECONCILIATION OF WEIGHTED AVERAGE SHARES

                                                            2000      1999      1998
                                                           ------    ------    ------
                                                           (SHARE DATA IN THOUSANDS)
Weighted average number of shares -- basic...............  81,001    81,127    84,746
Dilutive effect of shares issuable under stock options,
  restricted stock and performance share plans...........     849       942     1,009
Adjustment of shares applicable to stock options
  exercised during the period and performance share
  plans..................................................     144        73        97
                                                           ------    ------    ------
Weighted average number of shares -- diluted.............  81,994    82,142    85,852
                                                           ======    ======    ======

     As required by SFAS No. 128, the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the tables outlined above. Options to purchase 4.4 million, 1.5 million and 1.7 million shares of common stock of the Company were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.

     Upon the 2000 Distribution, substantially all unexercised Old D&B stock options were adjusted to comprise options to purchase Moody's common stock and separately exercisable options to purchase the Company's common stock. The value of the replacement awards preserved as closely as possible the value of the awards that existed immediately prior to the Distribution. The number of shares of Moody's common stock covered by the adjusted Moody's stock options is the same number of shares covered by the Old D&B stock options. The number of shares of the Company's common stock covered by the new D&B stock options equals 50% of the number of shares covered by the unexercised Old D&B stock options.

     Upon the 1998 Distribution, employees of the Company were granted substitute options, preserving the economic value, as closely as possible, of the options that existed immediately prior to the 1998 Distribution, and any awards or options held by them in respect of Donnelley were canceled.

NOTE 7 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS

     The Company uses short-term forward foreign exchange contracts and in the past has used interest rate swap agreements to reduce exposure to fluctuations in foreign exchange rates and in interest rates. The Company does not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.

     By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2000 and 1999, in management's opinion there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. The Company controls its exposure to credit risk through monitoring procedures.

FOREIGN EXCHANGE

     In order to reduce the risk of foreign currency exchange rate fluctuations, the Company follows a policy of hedging substantially all cross-border intercompany transactions denominated in a currency other than the functional currency applicable to each of its various subsidiaries. The financial instruments used to hedge these cross-border intercompany transactions are forward foreign exchange contracts with maturities of six months or less. These forward contracts are executed with creditworthy institutions and are denominated primarily in the British pound sterling, the euro and the Swedish krona. The gains and losses on these forward

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES contracts are recorded to income or expense and are essentially offset by the gains and losses on the underlying foreign currency transactions.

     At December 31, 2000 and 1999, the Company had approximately $181 million and $138 million of forward foreign exchange contracts outstanding with various expiration dates through March 2001 and March 2000, respectively. At December 31, 2000, unrealized gains on these contracts were $1.0 million, and the unrealized losses were $1.7 million. At December 31, 1999, unrealized gains on these contracts were $.9 million, and the unrealized losses were $.4 million.

INTEREST RATE SWAP AGREEMENTS

     In the past, the Company has entered into interest rate swap agreements to manage exposure to changes in interest rates. Interest rate swaps allowed the Company to raise funds at floating rates and effectively swap them into fixed rates that were lower than those available to it if fixed-rate borrowings were to be made directly.

     In connection with the 1998 Distribution and repayment of outstanding notes payable, Donnelley canceled all of its interest rate swap agreements (which fixed interest rates on $300 million of variable rate debt through January 2005) and recorded into income the previously unrecognized fair value loss at the time of termination. At the time of the cancellation, the fair value of the interest rate swaps was a loss of $12.7 million, of which $3.8 million ($.6 million in the first quarter of 1998 and $3.2 million in 1997) had been recognized in income relating to swaps that did not qualify for settlement accounting. The previously unrecognized loss of $8.9 million was recorded during the second quarter of 1998 and included in reorganization costs.

NOTE 8 - PENSION & POSTRETIREMENT BENEFITS

                                                       PENSION PLANS         POSTRETIREMENT BENEFITS
                                                   ----------------------    ------------------------
                                                     2000         1999          2000          1999
                                                   ---------    ---------    ----------    ----------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at January 1..................  $(1,152.9)   $(1,236.2)    $(193.5)      $(214.0)
Service cost.....................................      (19.0)       (18.4)       (2.1)         (2.9)
Interest cost....................................      (86.5)       (81.6)      (14.4)        (13.8)
Benefits paid....................................       92.1         88.5        18.5          17.8
Impact of 2000 Distribution......................       30.9           --         3.2            --
Actuarial (loss) gain............................      (33.8)        94.8        (3.5)         22.1
Plan participant contributions...................      (17.9)          --        (2.8)         (2.7)
                                                   ---------    ---------     -------       -------
Benefit obligation at December 31................  $(1,187.1)   $(1,152.9)    $(194.6)      $(193.5)
                                                   =========    =========     =======       =======

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1...........  $ 1,680.6    $ 1,465.1     $    --       $    --
Actual return on plan assets.....................      (63.6)       279.6          --            --
Employer contribution............................       28.8         24.4        15.7          15.1
Impact of 2000 Distribution......................      (88.0)          --          --            --
Plan participant contributions...................         --           --         2.8           2.7
Benefits paid....................................      (92.1)       (88.5)      (18.5)        (17.8)
                                                   ---------    ---------     -------       -------
Fair value of plan assets at December 31.........  $ 1,465.7    $ 1,680.6     $    --       $    --
                                                   =========    =========     =======       =======

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                       PENSION PLANS         POSTRETIREMENT BENEFITS
                                                   ----------------------    ------------------------
                                                     2000         1999          2000          1999
                                                   ---------    ---------    ----------    ----------
RECONCILIATION OF FUNDED STATUS TO TOTAL AMOUNT
  RECOGNIZED
Funded status of plan............................  $   278.6    $   527.7     $(194.6)      $(193.5)
Unrecognized actuarial (gain) loss...............     (133.5)      (380.8)         .2          (3.3)
Unrecognized prior service cost..................       24.2         28.7          --            --
Unrecognized net transition asset................        (.9)       (12.5)         --            --
                                                   ---------    ---------     -------       -------
Net amount recognized............................  $   168.4    $   163.1     $(194.4)      $(196.8)
                                                   =========    =========     =======       =======

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
  SHEETS
Prepaid pension costs............................  $   268.9    $   266.9     $    --       $    --
Pension and postretirement benefits..............     (170.7)      (162.5)     (194.4)       (196.8)
Intangible assets................................       16.6         20.3          --            --
Minimum pension liability........................       53.6         38.4          --            --
                                                   ---------    ---------     -------       -------
Net amount recognized............................  $   168.4    $   163.1     $(194.4)      $(196.8)
                                                   =========    =========     =======       =======

     1999 benefit obligations and plan assets include amounts attributable to Moody's. The net amount recognized attributable to Moody's has been included in the net liabilities of discontinued operations. The Company has retained the obligation for all pension and postretirement benefits for personnel who retired from Moody's prior to the 2000 Distribution and for the obligation for all vested benefits accrued by Moody's active employees under the Old D&B nonqualified supplemental pension plans through the date of the 2000 Distribution.

     The benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $182.5 million and $170.7 million in 2000 and $176.9 million and $162.5 million in 1999. Grantor trusts are used to fund these obligations. At December 31, 2000 and 1999, the balance of those trusts were $37.3 million and $45.2 million, respectively.

                                                        PENSION PLANS          POSTRETIREMENT BENEFITS
                                                 ---------------------------   ------------------------
                                                  2000      1999      1998      2000     1999     1998
                                                 -------   -------   -------   ------   ------   ------
COMPONENTS OF NET PERIODIC (INCOME) COST
Service cost...................................  $  19.0   $  18.4   $  18.2   $ 2.1    $ 2.9    $ 2.8
Interest cost..................................     86.5      81.6      82.6    14.4     13.8     14.3
Expected return on plan assets.................   (130.6)   (114.0)   (109.4)     --       --       --
Amortization of transition obligation
  (asset)......................................      1.8     (11.7)      3.1      --       --       --
Amortization of prior service cost.............      3.5       3.8       4.4      --     (2.7)    (4.4)
Recognized actuarial (gain) loss...............    (10.4)      6.6     (10.4)     --       --       --
                                                 -------   -------   -------   -----    -----    -----
Net periodic pension (income) cost.............  $ (30.2)  $ (15.3)  $ (11.5)  $16.5    $14.0    $12.7
                                                 =======   =======   =======   =====    =====    =====

                                                          PENSION PLANS      POSTRETIREMENT BENEFITS
                                                        ------------------   ------------------------
                                                        2000   1999   1998    2000     1999     1998
                                                        ----   ----   ----   ------   ------   ------
ASSUMPTIONS AS OF DECEMBER 31:
Discount rate.........................................  7.50%  7.75%  6.75%   7.50%    7.75%    6.75%
Expected return on plan assets........................  9.75   9.75   9.75      --       --       --
Rate of compensation increase.........................  4.66   4.91   3.91    4.66     4.91     3.91
Cash balance accumulation conversion rate.............  5.75   6.50   5.50      --       --       --

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

     For measurements purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.0% for 2021 and remain at that level thereafter.

     Assumed health-care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

                                                                    1% POINT
                                                              --------------------
                                                              INCREASE    DECREASE
                                                              --------    --------
Benefit obligation at end of year...........................   $16.4       $(15.0)
Service cost plus interest cost.............................     1.4         (1.2)

PROFIT PARTICIPATION PLAN

     The Company also has a profit participation plan covering substantially all U.S. employees that provides for an employee salary deferral contribution and Company contributions. Employees may contribute up to 16% of their pay. The Company contributes an amount equal to 50% of employee contributions, up to 6% of the employee's pay. The Company also makes contributions to the plan if certain objectives are met. The Company recognized expense associated with the plan of $11.7 million, $12.1 million and $16.4 million in 2000, 1999 and 1998, respectively.

NOTE 9 EMPLOYEE STOCK PLANS

     Under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, the Company has granted options to certain associates to purchase shares of its common stock at the market price on the date of the grant. Options granted in December 2000 generally vest in three equal installments, beginning on the third anniversary of the grant. These options expire 10 years from the date of the grant. The Dun & Bradstreet Corporation 2000 Stock Incentive Plan provides for the granting of up to 9.7 million shares of common stock of the Company.

     Upon the 2000 Distribution (under the 2000 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards), substantially all unexercised Old D&B stock options were adjusted to comprise options to purchase Moody's common stock and separately exercisable options to purchase the Company's common stock. The value of the replacement awards preserved as closely as possible the value of the awards that existed immediately prior to the 2000 Distribution. The number of shares of Moody's common stock covered by the adjusted Moody's stock options is the same number of shares covered by the Old D&B stock options. The number of shares of the Company's common stock covered by the new D&B stock options equals 50% of the number of shares covered by the unexercised Old D&B stock options.

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 (excluding awards granted to employees of discontinued operations) consistent with the provisions of SFAS No. 123, the

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

Company's income from continuing operations and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                              2000     1999     1998
                                                              -----    -----    -----
Income from continuing operations:
  As reported...............................................  $73.6    $81.3    $86.2
  Pro forma.................................................   66.1     75.5     81.2
Basic earnings per share of common stock from continuing
  operations:
  As reported...............................................    .91     1.00     1.02
  Pro forma.................................................    .82      .94      .96
Diluted earnings per share of common stock from continuing
  operations:
  As reported...............................................    .90      .99     1.00
  Pro forma.................................................    .81      .92      .94

     The pro forma disclosures shown are not representative of the effects on income and earnings per share in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                          CONVERSION
                                AFTER 2000    PRIOR TO 2000                AFTER 1998      AT 1998      PRIOR TO 1998
                               DISTRIBUTION   DISTRIBUTION      1999      DISTRIBUTION   DISTRIBUTION   DISTRIBUTION
                               ------------   -------------   ---------   ------------   ------------   -------------
Expected dividend yield......          0%           2.40%         2.40%        2.75%          2.75%            3.3%
Expected stock volatility....         35%             30%           30%          20%            20%             20%
Risk-free interest rate......       5.47%           5.49%         6.41%        5.38%          5.42%           5.53%
Expected holding period......   5.0 years       5.0 years     5.0 years    6.0 years      2.3 years       4.5 years

     Options outstanding at December 31, 2000 were originally granted during the years 1991 through 2000 and are exercisable over periods ending not later than 2010. At December 31, 2000, 1999 and 1998 options for 3,215,849 shares,
7,899,386 shares and 8,527,343 shares of common stock of the Company, respectively, were exercisable and 6,778,907 shares, 9,087,997 shares and 12,427,373 shares of the Company, respectively, were available for future grants under the plans.

     Changes in stock options for the three years ended December 31, 2000, are summarized as follows:

                                                                        WEIGHTED AVERAGE
                                                            SHARES      EXERCISE PRICE($)
                                                          ----------    -----------------
Options outstanding at January 1, 1998..................  15,719,328          23.36
  Granted...............................................      87,390          32.84
  Exercised.............................................  (1,305,111)         20.77
  Surrendered or expired................................    (336,444)         24.53
                                                          ----------
Options outstanding at June 30, 1998....................  14,165,163          23.63
Attributable to 1998 Distribution.......................  (1,206,985)         24.78
                                                          ----------
Options outstanding at June 30, 1998....................  12,958,178          23.52
                                                          ==========
Options converted at July 1, 1998.......................  13,734,489          22.19
  Granted...............................................   4,171,907          32.47
  Exercised.............................................  (1,095,003)         18.84
  Surrendered or expired................................    (432,396)         26.35
                                                          ----------

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                                        WEIGHTED AVERAGE
                                                            SHARES      EXERCISE PRICE($)
                                                          ----------    -----------------
Options outstanding at December 31, 1998................  16,378,997          24.92
  Granted...............................................   3,656,224          29.31
  Exercised.............................................  (2,286,242)         19.99
  Surrendered or expired................................    (825,818)         29.26
                                                          ----------
Options outstanding at December 31, 1999................  16,923,161          26.32
  Granted...............................................   1,290,770          29.33
  Exercised.............................................  (1,258,366)         21.34
  Surrendered or expired................................  (1,628,583)         29.82
                                                          ----------
Options outstanding at September 30, 2000...............  15,326,982          26.62
                                                          ==========
Options converted at October 1, 2000....................   8,425,788          13.31
  Granted...............................................   3,223,593          23.72
  Exercised.............................................    (587,948)         10.71
  Surrendered or expired................................    (140,385)         14.98
                                                          ----------
Options outstanding at December 31, 2000................  10,921,048          16.50
                                                          ==========

     The weighted average fair value of options granted during 2000, 1999 and 1998 was $9.40, $8.78 and $7.13 respectively.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                             STOCK OPTIONS OUTSTANDING                STOCK OPTIONS EXERCISABLE
                  ------------------------------------------------   ----------------------------
                               WEIGHTED AVERAGE
   RANGE OF         SHARES        REMAINING       WEIGHTED AVERAGE    SHARES     WEIGHTED AVERAGE
EXERCISE PRICES    (000'S)     CONTRACTUAL LIFE    EXERCISE PRICE     (000'S)     EXERCISE PRICE
---------------   ----------   ----------------   ----------------   ---------   ----------------
$ 8.93 - $14.86    5,443,217      6.4 Years            $12.41        3,210,883        $11.30
$15.06 - $23.72    5,477,831      8.1 Years            $20.57            4,966        $15.91
                  ----------                                         ---------
          Total   10,921,048                                         3,215,849
                  ==========                                         =========

     The plans also provide for the granting of stock appreciation rights ("SARs") and limited stock appreciation rights ("LSARs") in tandem with stock options to certain key employees. Upon the 2000 Distribution, substantially all the Old D&B SARs and LSARs were adjusted or converted into awards of the Company and Moody's. The value of the replacement awards preserved as closely as possible the value of the awards that existed immediately prior to the 2000 Distribution. At December 31, 2000 there were 111,494 SARs and 1,974,352 LSARs attached to stock options, which are exercisable only if, and to the extent that, the related option is exercisable and, in the case of LSARs, only upon the occurrence of specified contingent events.

     Upon the 2000 Distribution, restricted stock of Old D&B that had been granted to key associates was forfeited and replaced with D&B common stock, and restricted stock held by members of the Board of Directors of the Company was forfeited and replaced with D&B and Moody's common stock preserving the economic value that existed immediately prior to the 2000 Distribution. During the fourth quarter of 2000, 151,390 shares of restricted stock were replaced or granted and were outstanding at December 31, 2000. During 1999 and 1998, no new awards of restricted stock were granted, and during 1998, 36,620 shares of Old D&B common stock were replaced. There were no forfeitures during 2000, 1999 or 1998. The restrictions on the majority of such shares lapse over a period of three years from the date of the grant, and the cost is charged to compensation expense ratably.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

     Under the 1998 Key Employees' Stock Incentive Plan of Old D&B, key employees were granted shares of common stock based on the achievement of two-year revenue growth goals or other key operating objectives, where appropriate. At the end of the performance period, company performance at target yielded the targeted amount of shares, whereas company performance above or below target resulted in larger or smaller share awards, respectively. Awards that were outstanding at the 2000 Distribution were canceled and replaced with new awards, preserving the economic value that existed prior to the 2000 Distribution, however no new shares were issued in 2000. Recorded in selling and administrative expenses was compensation expense of $14.9 million and $16.0 million in 1999 and 1998 respectively for the 1998 Key Employees' Stock Incentive Plan. In 2000, targets were not met, and as such no expense was recorded for the plan.

NOTE 10 INCOME TAXES

     Income before provision for income taxes consisted of:

                                                               2000      1999      1998
                                                              ------    ------    ------
U.S.........................................................  $171.2    $173.1    $166.2
Non-U.S.....................................................   (19.5)    (27.7)     (8.9)
                                                              ------    ------    ------
Income before provision for income taxes....................  $151.7    $145.4    $157.3
                                                              ======    ======    ======

     The provision (benefit) for income taxes consisted of:

                                                               2000     1999      1998
                                                              ------    -----    ------
Current tax provision:
U.S. Federal................................................  $ 43.0    $40.9    $ 90.1
State and local.............................................     1.5      2.8      (2.5)
Non-U.S.....................................................    13.7      4.1      11.7
                                                              ------    -----    ------
          Total current tax provision.......................    58.2     47.8      99.3
                                                              ------    -----    ------
Deferred tax provision (benefit):
U.S. Federal................................................    28.9     12.9     (36.5)
State and local.............................................     2.6       .6       7.0
Non-U.S.....................................................   (11.6)     2.8       1.3
                                                              ------    -----    ------
          Total deferred tax provision (benefit)............    19.9     16.3     (28.2)
                                                              ------    -----    ------
  Provision for income taxes................................  $ 78.1    $64.1    $ 71.1
                                                              ======    =====    ======

     The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                                              2000    1999    1998
                                                              ----    ----    ----
Statutory tax rate..........................................  35.0%   35.0%   35.0%
State and local taxes, net of U.S. Federal tax benefit......   1.8     1.5     1.9
Non-U.S. taxes..............................................   1.3     4.7     8.2
Recognition of ordinary losses..............................    --      --    (6.7)
Reorganization costs........................................   8.0     3.4     4.0
Interest....................................................   5.3      --      --
Other.......................................................    --     (.5)    2.8
                                                              ----    ----    ----
Effective tax rate..........................................  51.4%   44.1%   45.2%
                                                              ====    ====    ====

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

     Income taxes paid were $219.5 million, $165.1 million and $136.5 million in 2000, 1999, and 1998, respectively. Income taxes refunded were $21.5 million, $26.7 million and $32.1 million in 2000, 1999 and 1998, respectively.

     Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                               2000      1999      1998
                                                              ------    ------    ------
Deferred tax assets:
Operating losses............................................  $ 82.0    $ 59.5    $ 48.3
Postretirement benefits.....................................    31.1      63.0      77.7
Intangibles.................................................    43.7      48.5      56.1
Postemployment benefits.....................................     2.4       2.9       2.7
Restructuring and reorganization costs......................    15.4      10.2      16.1
Bad debts...................................................     5.4       3.8       3.3
Other.......................................................      .4        .4       1.9
                                                              ------    ------    ------
          Total deferred tax assets.........................   180.4     188.3     206.1
Valuation allowance.........................................   (77.6)    (59.5)    (48.3)
                                                              ------    ------    ------
Net deferred tax assets.....................................   102.8     128.8     157.8
                                                              ------    ------    ------
Deferred tax liabilities:
Tax leasing transactions....................................   (15.7)    (18.3)    (20.4)
Depreciation................................................     (.3)     (3.8)    (14.4)
                                                              ------    ------    ------
          Total deferred tax liability......................   (16.0)    (22.1)    (34.8)
                                                              ------    ------    ------
Net deferred tax asset......................................  $ 86.8    $106.7    $123.0
                                                              ======    ======    ======

     The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $138.5 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2000, since these earnings are intended to be reinvested indefinitely. During 2000, the Company changed its method for determining the tax liability that would arise if such earnings were remitted to the United States. As of December 31, 2000, however, the Company has not determined the tax liability that would arise if these earnings were remitted, as the determination of such liability is not practicable.

     During the three year period ended December 31, 1983, the Company invested $304.4 million in tax-leasing transactions, varying in length from 4.5 to 25 years. These leases provided the Company with significant benefits from tax deductions in excess of taxable income for Federal income tax purposes. These amounts are included in deferred income taxes.

NOTE 11 NOTES PAYABLE AND OTHER INDEBTEDNESS

Notes payable consisted of the following at December 31:

                                                              2000      1999
                                                              -----    ------
Commercial paper............................................  $49.5    $124.7
Bank notes..................................................     .1       1.5
                                                              -----    ------
                                                              $49.6    $126.2
                                                              =====    ======

     The weighted average interest rates on outstanding commercial paper and notes payable at December 31, 2000 and 1999, were 6.85% and 5.90%, respectively.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

     In September 2000, the Company entered into a $175 million 364-day revolving credit facility and a $175 million five year revolving credit facility. Under these facilities, the Company has the ability to borrow at prevailing short-term interest rates. The Company has had no borrowings outstanding under these facilities since they were established in September 2000.

     At December 31, 2000, the Company also had non-committed lines of credit of $13 million and had no borrowings outstanding under these lines of credit as of that date. These arrangements have no material commitment fees or compensating balance requirements.

     Interest paid totaled $8.3 million, $4.5 million and $12.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     In connection with the 1998 Distribution, during June 1998 R.H. Donnelley Inc. borrowed $350 million under the R.H. Donnelley Inc. credit facility and issued $150 million of senior subordinated notes under the R.H. Donnelley Inc. indenture. This $500 million of debt remained an obligation of R.H. Donnelley Inc. after the 1998 Distribution. A portion of the proceeds of this borrowing was used by Donnelley to repay outstanding indebtedness at the time of the 1998 Distribution of $287.1 million. The remainder of the proceeds was used for general corporate purposes, including the payment of costs and expenses associated with the reorganization.

NOTE 12 INVESTMENT PARTNERSHIP

     During 1993, the Company participated in the formation of a limited partnership to invest in various securities, including those of the Company. Third-party investors held limited-partner and special investors' interests totaling $500 million. During the fourth quarter of 1996, the Company redeemed these partnership interests. This redemption was financed with short-term borrowings.

     The partnership is presently engaged in the business of licensing database assets and computer software. One of the Company's subsidiaries serves as managing general partner, and two subsidiaries hold limited-partner interests. In April 1997, the partnership raised $300 million of minority interest financing from an unrelated investor. This transaction was assumed by Old D&B in connection with the 1998 Distribution and thereafter by the Company in the 2000 Distribution. Under the terms of the limited partnership agreement that governs the minority interest financing, the unrelated partner is entitled to receive an amount per annum equal to 7.47% of its initial investment payable quarterly in arrears, provided that there are sufficient partnership profits. The partnership agreement allocates other items of profit, gain, loss, and deductions among the partners. At December 31, 2000 and 1999, the third-party investment in this partnership was included in minority interest.

     Pursuant to the terms of the partnership agreement, on December 15, 2000, the unrelated partner initiated a process that could have resulted in dissolution and liquidation of the partnership as early as February 25, 2001. Such dissolution has been prevented, however, through the D&B partner having elected on December 27, 2000, to exercise its right to purchase the unrelated partner's interest in the partnership. This purchase will be made in the first quarter of 2001. The Company expects that it will fund the purchase price through the issuance of debt, the issuance of commercial paper, or a combination of the foregoing. In the opinion of management, this funding will not have a material effect on the Company's financial position or results of operation.

     For financial reporting purposes, the results of operations, assets, liabilities and cash flows of the partnership described above are included in the Company's consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTE 13 CAPITAL STOCK

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

     In connection with the 2000 Distribution, the Company entered into a Rights Agreement with EquiServe Trust Company, N.A., designed to (i) minimize the prospects of changes in control that could jeopardize the tax-free nature of the 2000 Distribution by assuring meaningful board of directors involvement in any such proposed transaction and (ii) protect shareholders of the Company in the event of unsolicited offers to acquire the Company and other coercive takeover tactics that, in the opinion of the board of directors of the Company, could impair its ability to represent shareholder interests. Under the Rights Agreement, each share of the Common Stock has a right that trades with the stock until the right becomes exercisable. Each right entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred stock, par value $.01 per share, at a price of $125 per one one-thousandth of a share, subject to adjustment. The rights will generally not be exercisable until a person or group (an "Acquiring Person") acquires beneficial ownership of, or commences a tender offer or exchange offer that would result in such person or group having beneficial ownership of 15% or more of the outstanding Common Stock.

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

     The Company may redeem the rights, which expire on August 15, 2010, for $.01 per right, under certain circumstances.

NOTE 14 LEASE COMMITMENTS

     Certain of the Company's operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years. The Company also leases certain computer and other equipment under operating leases that expire over the next three years. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Additionally, the Company has agreements with various third parties to purchase certain data processing and telecommunication services extending beyond one year. Rental expenses under operating leases were $52.4 million, $71.8 million and $59.6 million for the years ended December 31, 2000, 1999 and 1998,

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES respectively. Future minimum lease payments under noncancelable leases at December 31, 2000 are as follows:

2001    2002    2003    2004   2005   THEREAFTER   TOTAL
-----   -----   -----   ----   ----   ----------   ------
$37.5   $25.6   $18.2   $9.2   $7.2     $14.3      $112.0

NOTE 15 CONTINGENCIES

     The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty, in the opinion of management, the ultimate liability of the Company, in connection with such matters will not have a material effect on the Company's results of operations, cash flows or financial position.

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

     In November 1996, Donnelley completed a distribution to its shareholders (the "1996 Distribution") of the capital stock of ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant"). On October 28, 1996, in connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed: (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Donnelley and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES implemented. On February 19, 2001, ACNielsen announced that it merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount, and VNU must assume ACNielsen's liabilities under that agreement.

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

     Pursuant to the 2000 Distribution Agreement, the Company and Moody's agreed to each be financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described above, to the extent such potential liabilities are not directly attributable to their respective business operations.

     The IRS has completed its review of the utilization of certain capital losses generated during 1989 and 1990. On June 26, 2000, the IRS, as part of its audit process, issued a formal assessment with respect to the utilization of these capital losses and Old D&B responded by filing a petition for a refund in the U.S. District Court for the District of Columbia on September 21, 2000.

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

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

     On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflects $561.6 million of tax and interest due. Old D&B paid the IRS $349.3 million of this amount on May 12, 2000, which Old D&B funded with short-term borrowings. IMS Health has informed Old D&B that it paid to the IRS $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, the Company is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. Old D&B and the Company have accrued their anticipated share of the probable liability arising from the utilization of these capital losses.

NOTE 16 SUPPLEMENTAL FINANCIAL DATA

     Other Current Assets:

                                                              AT DECEMBER 31,
                                                              ---------------
                                                              2000      1999
                                                              -----    ------
Deferred taxes..............................................  $31.2    $ 17.2
Prepaid expenses............................................   50.4     116.0
Other.......................................................   10.6        .4
                                                              -----    ------
                                                              $92.2    $133.6
                                                              =====    ======

     Property, Plant and Equipment -- Net, carried at cost:

                                                             AT DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Buildings..................................................  $157.7    $170.9
Machinery and equipment....................................   339.9     352.6
                                                             ------    ------
                                                              497.6     523.5
Less: accumulated depreciation.............................   328.0     320.6
                                                             ------    ------
                                                              169.6     202.9
Leasehold improvements, less: accumulated amortization of
  $33.9 and $34.1..........................................     8.5      10.3
Land.......................................................    24.7      27.1
                                                             ------    ------
                                                             $202.8    $240.3
                                                             ======    ======

     Other Income (Expense) -- Net:

                                                      2000     1999     1998
                                                      -----    -----    -----
Other expense.......................................  $(4.1)   $(2.9)   $(2.2)
Litigation settlement...............................   10.1     11.9       --
                                                      -----    -----    -----
                                                      $ 6.0    $ 9.0    $(2.2)
                                                      =====    =====    =====

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

     Computer Software and Goodwill -- Net:

                                                           COMPUTER
                                                           SOFTWARE    GOODWILL
                                                           --------    --------
January 1, 1999..........................................   $142.5      $190.5
Additions at cost........................................     70.5          .7
Amortization.............................................    (63.0)       (5.9)
Other deductions and reclassifications...................      (.2)      (18.7)(1)
                                                            ------      ------
December 31, 1999........................................    149.8       166.6
Additions at cost........................................     41.7          --
Amortization.............................................    (64.1)       (5.2)
Other deductions and reclassifications...................      3.9       (25.9)(1)
                                                            ------      ------
December 31, 2000........................................   $131.3      $135.5
                                                            ======      ======

---------------
(1) Impact of foreign currency fluctuations.

     Allowance for Doubtful Accounts:

January 1, 1998.............................................  $11.6
Additions charged to costs and expenses.....................    7.5
Write-offs..................................................   (5.2)
                                                              -----
December 31, 1998...........................................   13.9
Additions charged to costs and expenses.....................    8.3
Write-offs..................................................   (4.8)
                                                              -----
December 31, 1999...........................................   17.4
Additions charged to costs and expenses.....................    8.3
Write-offs..................................................   (6.2)
                                                              -----
December 31, 2000...........................................  $19.5
                                                              =====

NOTE 17 SEGMENT INFORMATION

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" the segment information is being reported consistent with the Company's method of internal reporting, which excludes divested operations from the segments. Effective January 1, 2000, responsibility for the management of the Canadian business was moved from the Asia Pacific/Latin America segment to its U.S. segment now referred to as its North America segment. All prior years' segment information has been restated to reflect the change. The Company's reportable segments are North America, Europe/Africa/Middle East ("Europe") and Asia Pacific/Latin America ("APLA"). The three Dun & Bradstreet segments, managed on a geographical basis, provide business-to-business credit, marketing and purchasing information solutions and receivable management services. The accounting policies of the segments are the same as those described in Note 1 -- Summary of Significant Accounting Policies. The Company evaluates performance and allocates resources based on segment operating income. Intersegment sales are immaterial and no single customer accounted for 10% or more of total revenues.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
OPERATING REVENUES:
  North America.............................................  $  968.3    $  920.0    $  929.6
  Europe....................................................     382.1       420.6       427.7
  APLA......................................................      67.2        67.1        61.5
                                                              --------    --------    --------
          Total Divisions...................................   1,417.6     1,407.7     1,418.8
  All Other.................................................        --          --         1.7
                                                              --------    --------    --------
Consolidated Total..........................................  $1,417.6    $1,407.7    $1,420.5
                                                              ========    ========    ========
OPERATING INCOME (LOSS):
  North America.............................................  $  287.6    $  255.4    $  266.5
  Europe....................................................       (.9)       (8.9)       (4.2)
  APLA......................................................      (4.6)       (7.3)      (11.7)
                                                              --------    --------    --------
          Total Divisions...................................     282.1       239.2       250.6
  All Other(1)..............................................    (109.3)      (78.3)      (62.9)
                                                              --------    --------    --------
Consolidated Total..........................................     172.8       160.9       187.7
  Non-Operating Expense -- Net..............................     (21.1)      (15.5)      (30.4)
                                                              --------    --------    --------
Income from Continuing Operations before Provision for
  Income Taxes..............................................  $  151.7    $  145.4    $  157.3
                                                              ========    ========    ========
DEPRECIATION AND AMORTIZATION:(2)
  North America.............................................  $   63.1    $   65.8    $   61.9
  Europe....................................................      39.4        52.8        55.1
  APLA......................................................       4.1         5.3         5.6
                                                              --------    --------    --------
          Total Divisions...................................     106.6       123.9       122.6
  All Other.................................................       4.6         4.0         3.6
                                                              --------    --------    --------
Consolidated Total..........................................  $  111.2    $  127.9    $  126.2
                                                              ========    ========    ========
CAPITAL EXPENDITURES:
  North America.............................................  $   13.4    $   15.5    $   20.6
  Europe....................................................       7.6        15.7        19.9
  APLA......................................................       2.2         2.3         5.2
                                                              --------    --------    --------
          Total Divisions...................................      23.2        33.5        45.7
  All Other.................................................        .9          .8         1.5
                                                              --------    --------    --------
Consolidated Total..........................................  $   24.1    $   34.3    $   47.2
                                                              ========    ========    ========
ADDITIONS TO COMPUTER SOFTWARE AND OTHER INTANGIBLES:
  North America.............................................  $   33.2    $   40.7    $   44.5
  Europe....................................................       5.0        27.9        35.8
  APLA......................................................       1.6          .4          .8
                                                              --------    --------    --------
          Total Divisions...................................      39.8        69.0        81.1
  All Other.................................................       3.2         6.3         6.1
                                                              --------    --------    --------
Consolidated Total..........................................  $   43.0    $   75.3    $   87.2
                                                              ========    ========    ========

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
ASSETS:
  North America.............................................  $  437.3    $  432.4    $  426.7
  Europe....................................................     447.5       536.6       599.9
  APLA......................................................      52.0        50.3        51.5
                                                              --------    --------    --------
          Total Divisions...................................     936.8     1,019.3     1,078.1
  All Other (primarily domestic pensions and taxes).........     486.8       555.5       496.6
                                                              --------    --------    --------
Consolidated Total..........................................  $1,423.6    $1,574.8    $1,574.7
                                                              ========    ========    ========
SUPPLEMENTAL GEOGRAPHIC AND PRODUCT LINE INFORMATION:
  OPERATING REVENUES:
     United States..........................................  $  938.7    $  891.5    $  904.2
     International..........................................     478.9       516.2       516.3
                                                              --------    --------    --------
  Consolidated Total........................................  $1,417.6    $1,407.7    $1,420.5
                                                              ========    ========    ========
  LONG-LIVED ASSETS:
     United States..........................................  $  478.1    $  433.3    $  399.2
     International..........................................     313.8       399.8       441.3
                                                              --------    --------    --------
  Consolidated Total........................................  $  791.9    $  833.1    $  840.5
                                                              ========    ========    ========
PRODUCT LINE REVENUES:
  NORTH AMERICA:
     Credit Information Solutions...........................  $  580.1    $  581.0    $  618.2
     Marketing Information Solutions........................     259.8       230.1       219.5
     Purchasing Information Solutions.......................      28.5        27.1        23.0
     Receivable Management Services.........................      99.9        81.8        68.9
                                                              --------    --------    --------
          Total North America...............................     968.3       920.0       929.6
                                                              --------    --------    --------
  EUROPE:
     Credit Information Solutions...........................     266.4       297.4       312.9
     Marketing Information Solutions........................      67.6        72.2        65.2
     Purchasing Information Solutions.......................       2.1         1.4          --
     Receivable Management Services.........................      46.0        49.6        49.6
                                                              --------    --------    --------
          Total Europe......................................     382.1       420.6       427.7
                                                              --------    --------    --------
  APLA:
     Credit Information Solutions...........................      39.9        43.6        37.6
     Marketing Information Solutions........................      12.0         9.9        10.1
     Receivable Management Services.........................      15.3        13.6        13.8
                                                              --------    --------    --------
          Total APLA........................................      67.2        67.1        61.5
                                                              --------    --------    --------

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
TOTAL DIVISIONS:
  Credit Information Solutions..............................     886.4       922.0       968.7
  Marketing Information Solutions...........................     339.4       312.2       294.8
  Purchasing Information Solutions..........................      30.6        28.5        23.0
  Receivable Management Services............................     161.2       145.0       132.3
                                                              --------    --------    --------
          Total Divisions...................................  $1,417.6    $1,407.7    $1,418.8
                                                              ========    ========    ========

---------------
(1) The following table itemizes "All Other":

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000       1999      1998
                                                          -------    ------    ------
OPERATING LOSS
  Corporate and other...................................  $ (38.3)   $(37.1)   $(34.9)
  Restructuring expense.................................    (41.5)    (41.2)       --
  Reorganization costs..................................    (29.5)       --     (28.0)
                                                          -------    ------    ------
          Total "All Other".............................  $(109.3)   $(78.3)   $(62.9)
                                                          =======    ======    ======

(2) Includes depreciation and amortization of Property, Plant and Equipment, Computer Software, Goodwill and Other Intangibles.

NOTE 18 QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            THREE MONTHS ENDED
                                              -----------------------------------------------
                                              MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31     YEAR
                                              --------   -------   ------------   -----------   --------
2000
  Operating Revenues:
     North America..........................   $253.2    $232.5       $229.6        $253.0      $  968.3
     Europe.................................     88.8      99.1         88.0         106.2         382.1
     APLA...................................     14.5      16.2         17.3          19.2          67.2
                                               ------    ------       ------        ------      --------
  Consolidated Operating Revenues...........   $356.5    $347.8       $334.9        $378.4      $1,417.6
                                               ------    ------       ------        ------      --------
  Operating Income (Loss):
     North America..........................   $ 79.2    $ 61.6       $ 64.4        $ 82.4      $  287.6
     Europe.................................    (13.3)     (2.3)        (3.7)         18.4           (.9)
     APLA...................................     (3.7)     (2.2)         (.2)          1.5          (4.6)
                                               ------    ------       ------        ------      --------
     Total Divisions........................     62.2      57.1         60.5         102.3         282.1
     All Other(1)...........................     (9.3)    (11.1)       (36.3)        (52.6)       (109.3)
                                               ------    ------       ------        ------      --------
  Consolidated Operating Income.............   $ 52.9    $ 46.0       $ 24.2        $ 49.7      $  172.8
                                               ------    ------       ------        ------      --------
  Income:
     Continuing Operations, Net of Income
       Taxes(2).............................   $ 27.0    $ 21.1       $  7.1        $ 18.4      $   73.6
     Discontinued Operations, Net of Income
       Taxes................................     40.8      46.8         45.4            --         133.0
                                               ------    ------       ------        ------      --------
  Net Income................................   $ 67.8    $ 67.9       $ 52.5        $ 18.4      $  206.6
                                               ------    ------       ------        ------      --------

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                            THREE MONTHS ENDED
                                              -----------------------------------------------
                                              MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31     YEAR
                                              --------   -------   ------------   -----------   --------
  Basic Earnings Per Share of Common
     Stock(4):
     Continuing Operations..................   $  .33    $  .26       $  .09        $  .23      $    .91
     Discontinued Operations................      .51       .58          .56            --          1.64
                                               ------    ------       ------        ------      --------
  Basic Earnings Per Share of Common
     Stock..................................   $  .84    $  .84       $  .65        $  .23      $   2.55
                                               ======    ======       ======        ======      ========
  Diluted Earnings Per Share of Common
     Stock:
     Continuing Operations..................   $  .33    $  .26       $  .09        $  .22      $    .90
     Discontinued Operations................      .50       .57          .55            --          1.62
                                               ------    ------       ------        ------      --------
  Diluted Earnings Per Share of Common
     Stock..................................   $  .83    $  .83       $  .64        $  .22      $   2.52
                                               ======    ======       ======        ======      ========
1999
  Operating Revenues:
     North America..........................   $241.6    $226.6       $219.3        $232.5      $  920.0
     Europe.................................     98.8     105.7         96.9         119.2         420.6
     APLA...................................     13.6      17.5         18.2          17.8          67.1
                                               ------    ------       ------        ------      --------
  Consolidated Operating Revenues...........   $354.0    $349.8       $334.4        $369.5      $1,407.7
                                               ------    ------       ------        ------      --------
  Operating Income (Loss):
     North America..........................   $ 70.5    $ 54.5       $ 56.8        $ 73.6      $  255.4
     Europe.................................    (15.1)     (2.6)        (7.2)         16.0          (8.9)
     APLA...................................     (3.8)     (2.3)         (.5)          (.7)         (7.3)
                                               ------    ------       ------        ------      --------
     Total Divisions........................     51.6      49.6         49.1          88.9         239.2
     All Other(1)...........................    (12.1)     (8.3)        (5.7)        (52.2)        (78.3)
                                               ------    ------       ------        ------      --------
  Consolidated Operating Income.............   $ 39.5    $ 41.3       $ 43.4        $ 36.7      $  160.9
                                               ------    ------       ------        ------      --------
  Income:
     Continuing Operations, Net of Income
       Taxes(3).............................   $ 19.4    $ 19.9       $ 21.5        $ 20.5      $   81.3
     Discontinued Operations, Net of Income
       Taxes................................     41.0      46.5         44.6          42.6         174.7
                                               ------    ------       ------        ------      --------
  Net Income................................   $ 60.4    $ 66.4       $ 66.1        $ 63.1      $  256.0
                                               ======    ======       ======        ======      ========
  Basic Earnings Per Share of Common
     Stock(4):
     Continuing Operations..................   $  .24    $  .24       $  .27        $  .25      $   1.00
     Discontinued Operations................      .49       .58          .55           .53          2.16
                                               ------    ------       ------        ------      --------
  Basic Earnings Per Share of Common
     Stock..................................   $  .73    $  .82       $  .82        $  .78      $   3.16
                                               ======    ======       ======        ======      ========

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                            THREE MONTHS ENDED
                                              -----------------------------------------------
                                              MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31     YEAR
                                              --------   -------   ------------   -----------   --------
  Diluted Earnings Per Share of Common
     Stock(4):
     Continuing Operations..................   $  .23    $  .24       $  .26        $  .25      $    .99
     Discontinued Operations................      .49       .57          .55           .53          2.13
                                               ------    ------       ------        ------      --------
  Diluted Earnings Per Share of Common
     Stock..................................   $  .72    $  .81       $  .81        $  .78      $   3.12
                                               ======    ======       ======        ======      ========

---------------
(1) The following table itemizes the components of the "All Other" category of Operating Income (Loss):

                                                     THREE MONTHS ENDED
                                       -----------------------------------------------
                                       MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31    YEAR
                                       --------   -------   ------------   -----------   -------
Operating Loss:
  2000:
     Restructuring expense...........   $   --    $   --       $   --        $(41.5)     $ (41.5)
     Reorganization costs............       --      (2.2)       (26.4)          (.9)       (29.5)
     Corporate and other.............     (9.3)     (8.9)        (9.9)        (10.2)       (38.3)
                                        ------    ------       ------        ------      -------
  Total..............................   $ (9.3)   $(11.1)      $(36.3)       $(52.6)     $(109.3)
                                        ------    ------       ------        ------      -------
  1999:
     Restructuring expense...........   $   --    $   --       $   --        $(41.2)     $ (41.2)
     Corporate and other.............    (12.1)     (8.3)        (5.7)        (11.0)       (37.1)
                                        ------    ------       ------        ------      -------
  Total..............................   $(12.1)   $ (8.3)      $ (5.7)       $(52.2)     $ (78.3)
                                        ------    ------       ------        ------      -------

(2) Income from Continuing Operations, Net of Income Taxes included after-tax reorganization costs of $2.2 million, $22.8 million and $.6 million incurred in the quarters ended June 30, September 30 and December 31, 2000 respectively, an after-tax gain on the settlement of outstanding litigation of $6.2 million in the quarter ended September 30, 2000 and after-tax restructuring expenses of $30.3 million in the quarter ended December 31, 2000.

(3) Income from Continuing Operations, Net of Income Taxes included an after-tax gain on the settlement of outstanding litigation of $6.6 million and after-tax restructuring expenses of $27.9 million in the quarter ended December 31, 1999.

(4) The number of weighted average shares outstanding changes as common shares are issued for employee plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the information relating to the executive officers of the Company set forth in Part I of this Form 10-K, the information called for by Items 10-13 will be contained in the Company's definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on April 27, 2001, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report.

        (1) Financial Statements.
            See Index to Financial Statements and Schedules in Part II, Item 8 on page 32 of this Form 10-K.

        (2) Financial Statement Schedules.
            None.

        (3) Exhibits.
            See Index to Exhibits on pages 67-70 of this Form 10-K.

     (b) Reports on Form 8-K.

     A Current Report on Form 8-K was filed on October 4, 2000 pursuant to Item 5 -- Other Events and Item 7 -- Financial Statements: Pro Forma Financial Statements and Exhibits.

     (c) Exhibits.
         See Index to Exhibits on pages 67-70 of this Form 10-K.

     (d) Financial Statement Schedules.
         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE DUN & BRADSTREET CORPORATION
                                                              (Registrant)

                                          By: /s/    ALLAN Z. LOREN
                                            ------------------------------------
                                                       Allan Z. Loren
                                             Chairman, Chief Executive Officer
                                                        and President

Date: February 21, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                /s/ ALLAN Z. LOREN                                  /s/ VICTOR A. PELSON
---------------------------------------------------  ---------------------------------------------------
                 (Allan Z. Loren,                               (Victor A. Pelson, Director)
           Director and Chairman, Chief
         Executive Officer and President)
           (principal executive officer)

            /s/ CHESTER J. GEVEDA, JR.                             /s/ MICHAEL R. QUINLAN
---------------------------------------------------  ---------------------------------------------------
    (Chester J. Geveda, Jr., Vice President and                (Michael R. Quinlan, Director)
  Controller and Acting Chief Financial Officer)
   (principal financial and accounting officer)

             /s/ RONALD L. KUEHN, JR.                               /s/ NAOMI O. SELIGMAN
---------------------------------------------------  ---------------------------------------------------
         (Ronald L. Kuehn, Jr., Director)                       (Naomi O. Seligman, Director)

Date: February 21, 2001

                               INDEX TO EXHIBITS

REGULATION
S-K
EXHIBIT
NUMBER
----------

3  ARTICLES OF INCORPORATION AND BY-LAWS

  .1 Restated Certificate of Incorporation of the Registrant, as amended effective October 1, 2000 (incorporated herein by reference to Exhibit 3.1 to Registrant's Report on Form 8-K, file number 1-15967, filed October 4, 2000).
  .2 Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to Registrant's
          Registration Statement on Form 10, file number 1-15967, filed June 27, 2000).

4  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
                                                       INDENTURES

  .1 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration
          Statement on Form 10, file number 1-15967, filed September
          11, 2000).
  .2      Rights Agreement, dated as of August 15, 2000, between the
          Registrant (f.k.a. The New D&B Corporation) and EquiServe
          Trust Company, N.A., as Rights Agent which includes the
          Certificate of Designation for the Series A Junior
          Participating Preferred Stock as Exhibit A thereto, the Form of Right Certificate as Exhibit B thereto and the Summary of Rights to Purchase Preferred Shares as Exhibit C thereto
          (incorporated herein by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A, file number
          1-15967, filed September 15, 2000).
  .3 Five Year Credit Agreement, dated as of September 11, 2000, among the Registrant (f.k.a. The New D&B Corporation), The
          Chase Manhattan Bank, Citibank, N.A. and the Bank of New
          York (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q, file number
          1-15967, filed November 14, 2000).
  .4 364-Day Credit Agreement, dated as of September 11, 2000, among the Registrant (f.k.a. The New D&B Corporation), The
          Chase Manhattan Bank, Citibank, N.A. and the Bank of New
          York (incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form 10, file number
          1-15967, filed September 14, 2000).

                                           10  MATERIAL CONTRACTS

  .1 Distribution Agreement, dated as of September 30, 2000, between Moody's Corporation (f.k.a. The Dun & Bradstreet
          Corporation) and the Registrant (f.k.a. The New D&B
          Corporation) (incorporated herein by reference to Exhibit
          10.1 to the Registrant's Report on Form 8-K, file number
          1-15967, filed October 4, 2000).
  .2 Tax Allocation Agreement, dated as of September 30, 2000, between Moody's Corporation (f.k.a. The Dun & Bradstreet
          Corporation) and the Registrant (f.k.a. The New D&B
          Corporation) (incorporated herein by reference to Exhibit
          10.2 to the Registrant's Report on Form 8-K, file number
          1-15967, filed October 4, 2000).
  .3 Employee Benefits Agreement, dated as of September 30, 2000, between Moody's Corporation (f.k.a. The Dun & Bradstreet
          Corporation) and the Registrant (f.k.a. The New D&B
          Corporation) (incorporated herein by reference to Exhibit
          10.3 to the Registrant's Report on Form 8-K, file number
          1-15967, filed October 4, 2000).
  .4      Intellectual Property Assignments, dated as of September 1,
          2000, between Moody's Corporation (f.k.a. The Dun &
          Bradstreet Corporation) and the Registrant (f.k.a. The New
          D&B Corporation) (incorporated herein by reference to
          Exhibit 10.4 to the Registrant's Report on Form 8-K, file number 1-15967, filed October 4, 2000).
  .5      Shared Transaction Services Agreement, dated as of September
          30, 2000, between Moody's Corporation (f.k.a. The Dun &
          Bradstreet Corporation) and the Registrant (f.k.a. The New
          D&B Corporation) (incorporated herein by reference to
          Exhibit 10.5 to the Registrant's Report on Form 8-K, file number 1-15967, filed October 4, 2000).
  .6 Data Services Agreement, dated as of September 30, 2000, between Moody's Corporation (f.k.a. The Dun & Bradstreet
          Corporation) and the Registrant (f.k.a. The New D&B
          Corporation) (incorporated herein by reference to Exhibit
          10.6 to the Registrant's Report on Form 8-K, file number
          1-15967, filed October 4, 2000).

  .7      Transition Services Agreement, dated as of September 30,
          2000, between Moody's Corporation (f.k.a. The Dun &
          Bradstreet Corporation) and the Registrant (f.k.a. The New
          D&B Corporation) (incorporated herein by reference to
          Exhibit 10.7 to the Registrant's Report on Form 8-K, file number 1-15967, filed October 4, 2000).
  .8 Insurance and Risk Management Services Agreement, dated as of September 30, 2000, between Moody's Corporation (f.k.a.
          The Dun & Bradstreet Corporation) and the Registrant (f.k.a.
          The New D&B Corporation) (incorporated herein by reference to Exhibit 10.8 to the Registrant's Report on Form 8-K, file number 1-15967, filed October 4, 2000).
  .9      Undertaking of the Registrant (f.k.a. The New D&B
          Corporation), dated September 30, 2000, to Cognizant
          Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10.9 to the Registrant's Report on Form 8-K, file number 1-15967, filed October 4, 2000).
  .10     Undertaking of the Registrant (f.k.a. The New D&B
          Corporation), dated September 30, 2000, to R.H. Donnelley
          Corporation (incorporated herein by reference to Exhibit
          10.10 to the Registrant's Report on Form 8-K, file number
          1-15967, filed October 4, 2000).
  .11     Distribution Agreement, dated as of June 30, 1998, between
          R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet
          Corporation) and Moody's Corporation (f.k.a. The New Dun &
          Bradstreet Corporation) (incorporated by reference to
          Exhibit 10.1 to the Quarterly Report on Form 10-Q of Moody's
          Corporation, file number 1-14037, filed August 14, 1998).
  .12     Tax Allocation Agreement, dated as of June 30, 1998, between
          R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet
          Corporation) and Moody's Corporation (f.k.a. The New Dun &
          Bradstreet Corporation) (incorporated by reference to
          Exhibit 10.2 to the Quarterly Report on Form 10-Q of Moody's
          Corporation, file number 1-14037, filed August 14, 1998).
  .13 Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun &
          Bradstreet Corporation) and Moody's Corporation (f.k.a. The
          New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of
          Moody's Corporation, file number 1-14037, filed August 14,
          1998).
  .14     Distribution Agreement, dated as of October 28, 1996, among
          R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet
          Corporation), Cognizant Corporation and ACNielsen
          Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
          (f.k.a. The Dun & Bradstreet Corporation) for the year ended
          December 31, 1996, file number 1-7155, filed March 27,
          1997).
  .15 Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun &
          Bradstreet Corporation), Cognizant Corporation and ACNielsen
          Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
          (f.k.a. The Dun & Bradstreet Corporation) for the year ended
          December 31, 1996, file number 1-7155, filed March 27,
          1997).
  .16 Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun &
          Bradstreet Corporation), Cognizant Corporation and ACNielsen
          Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
          (f.k.a. The Dun & Bradstreet Corporation) for the year ended
          December 31, 1996, file number 1-7155, filed March 27,
          1997).
  .17     Indemnity and Joint Defense Agreement, dated as of October
          28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun &
          Bradstreet Corporation), Cognizant Corporation and ACNielsen
          Corporation (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
          (f.k.a. The Dun & Bradstreet Corporation) for the year ended
          December 31, 1996, file number 1-7155, filed March 27,
          1997).
  .18     Amended and Restated Agreement of Limited Partnership of D&B
          Investors L.P., dated April 1, 1997 (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form
          10-Q of Moody's Corporation, file number 1-14037, filed
          August 14, 1998).
  .19     D&B Guaranty, dated as of April 1, 1997, given by The Dun &
          Bradstreet Corporation in favor of Utrecht-America Finance
          Co. and Leiden Inc. (as assumed by the Registrant)
          (incorporated herein by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q, file number
          1-15967, filed November 14, 2000).

  .20+    The Dun & Bradstreet Executive Transition Plan (incorporated herein by reference to Exhibit 10.20 to the Registrant's
          Quarterly Report on Form 10-Q, file number 1-15967, filed
          November 14, 2000).
  .21+    Forms of Change in Control Severance Agreements
          (incorporated herein by reference to Exhibit 10.21 to the
          Registrant's Quarterly Report on Form 10-Q, file number
          1-15967, filed November 14, 2000).
  .22+    Pension Benefit Equalization Plan of The Dun & Bradstreet
          Corporation (incorporated herein by reference to Exhibit
          10.22 to the Registrant's Quarterly Report on Form 10-Q,
          file number 1-15967, filed November 14, 2000).
  .23+    Supplemental Executive Benefit Plan of The Dun & Bradstreet
          Corporation (incorporated herein by reference to Exhibit
          10.23 to the Registrant's Quarterly Report on Form 10-Q,
          file number 1-15967, filed November 14, 2000).
  .24+    Profit Participation Benefit Equalization Plan of The Dun &
          Bradstreet Corporation (incorporated herein by reference to
          Exhibit 10.24 to the Registrant's Quarterly Report on Form
          10-Q, file number 1-15967, filed November 14, 2000).
  .25+    Employment Agreement, dated May 15, 2000, by and between
          Moody's Corporation (f.k.a. The Dun & Bradstreet
          Corporation) and Allan Z. Loren (incorporated herein by
          reference to Exhibit 10.11 to the Registrant's Registration
          Statement on Form 10/A-3, file number 1-15967, filed
          September 14, 2000) (as assumed by the Registrant).
  .26+    The Dun & Bradstreet Career Transition Plan (incorporated
          herein by reference to Exhibit 10.25 to the Registrant's
          Quarterly Report on Form 10-Q, file number 1-15967, filed
          November 14, 2000).
  .27+    2000 Dun & Bradstreet Corporation Replacement Plan for
          Certain Directors Holding Dun & Bradstreet Corporation
          Equity-Based Awards (incorporated herein by reference to
          Exhibit 10.27 to the Registrant's Quarterly Report on Form
          10-Q, file number 1-15967, filed November 14, 2000).
  .28+    2000 Dun & Bradstreet Corporation Replacement Plan for
          Certain Employees Holding Dun & Bradstreet Corporation
          Equity-Based Awards (incorporated herein by reference to
          Exhibit 10.28 to the Registrant's Quarterly Report on Form
          10-Q, file number 1-15967, filed November 14, 2000).
  .29*+   The Dun & Bradstreet Corporation 2000 Stock Incentive Plan.
  .30*+   2000 Dun & Bradstreet Corporation Nonemployee Directors'
          Stock Incentive Plan.
  .31+    Executive Transition Plan Agreement, dated October 1, 1999, between Frank Sowinski and Moody's Corporation (f.k.a. The
          Dun & Bradstreet Corporation) (incorporated by reference to
          Exhibit 10.28 to Moody's Corporation Annual Report on Form
          10-K, file number 1-14037, filed February 16, 2000) (as
          assumed by the Registrant).
  .32+    The Dun & Bradstreet Corporation Nonfunded Deferred
          Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to Moody's Corporation
          Quarterly Report on Form 10-Q, file number 1-14037, filed
          October 20, 1999) (as assumed by the Registrant).
  .33+    Employment Agreement, dated October 1, 1999, between Andre
          Dahan and Moody's Corporation (f.k.a. The Dun & Bradstreet
          Corporation) (incorporated herein by reference to Exhibit
          10.31 to the Registrant's Quarterly Report on Form 10-Q,
          file number 1-15967, filed on November 14, 2000) (as assumed by the Registrant).
  .34+    Form of Limited Stock Appreciation Rights Agreement
          (incorporated by reference to Exhibit 10.25 to Moody's
          Corporation Quarterly Report on Form 10-Q, file number
          1-14037, filed August 14, 1998).
  .35*+   The Dun & Bradstreet Corporation Covered Employee Cash
          Incentive Plan.
  .36*+   The Dun & Bradstreet Corporation Cash Incentive Plan.
                              21*  SUBSIDIARIES OF THE REGISTRANT
          List of Active Subsidiaries as of January 31, 2001.

                             23*  CONSENTS OF EXPERTS AND COUNSEL
  .1      Consent of PricewaterhouseCoopers LLP.

---------------
* Filed herewith.

+ Represents a management contract or compensatory plan.