Form 10-Q
period 2001-03-31
DUN & BRADSTREET CORP/NW
filed 2001-05-15
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

                                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                              -------------------         ----------------------

                        Commission file number 001-15967
                                               ---------


                        THE DUN & BRADSTREET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   22-3725387
---------------------------------------     -----------------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

 One Diamond Hill Road, Murray Hill, NJ                   07974
---------------------------------------    -------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (908) 665-5000
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


            Title of Class                              Shares Outstanding
             Common Stock,                              at April 30, 2001
        par value $.01 per share                           80,372,956

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                                                   PAGE




Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three Months Ended March 31, 2001 and 2000                                                 3

Consolidated Balance Sheets (Unaudited)
      March 31, 2001 and December 31, 2000                                                       4

Consolidated Statements of Cash Flows (Unaudited)
      Three Months Ended March 31, 2001 and 2000                                                 5

Notes to Consolidated Financial Statements (Unaudited)                                          6-12

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                13-19


Item 3. Quantitative and Qualitative Disclosures About Market Risk                               19


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                        20


Item 4.  Submission of Matters to a Vote of Security Holders                                   20-21

Item 6. Exhibits and Reports on Form 8-K                                                         21

SIGNATURES                                                                                       22

The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)



                                                                               Year-to-Date
                                                                                 March 31,
                                                                  ----------------------------------

Amounts in millions, except per share data                                     2001               2000
----------------------------------------------------------------     ---------------     --------------


Operating Revenues                                                          $ 357.6            $ 356.5
------------------------------------------------------------------------------------     --------------
Operating Costs:
      Operating Expenses                                                      131.5              134.9
      Selling and Administrative Expenses                                     143.0              138.6
      Depreciation and Amortization                                            24.8               30.1
------------------------------------------------------------------------------------     --------------
Operating Costs                                                               299.3              303.6
------------------------------------------------------------------------------------     --------------
Operating Income                                                               58.3               52.9
------------------------------------------------------------------------------------     --------------
Non-Operating Income (Expense) - Net:
      Interest Income                                                          0.8                0.8
      Interest Expense                                                        (1.2)              (1.1)
      Minority Interest Expense                                               (5.4)              (5.6)
      Other Expense - Net                                                     (0.3)              (0.8)
------------------------------------------------------------------------------------     --------------
Non-Operating Expense - Net                                                   (6.1)              (6.7)
------------------------------------------------------------------------------------     --------------
Income before Provision for Income Taxes                                      52.2               46.2
Provision for Income Taxes                                                    20.6               19.2
Equity in Net Losses of Affiliates                                            (0.7)                 -
------------------------------------------------------------------------------------     --------------
Income from Continuing Operations                                              30.9               27.0
Income from Discontinued Operations, Net of Income Taxes
      of $26.6 in 2000                                                            -               40.8
------------------------------------------------------------------------------------     --------------
Net Income                                                                  $  30.9            $  67.8
------------------------------------------------------------------------------------     --------------
Basic Earnings Per Share of Common Stock:
      From Continuing Operations                                            $  0.38            $  0.33
      From Discontinued Operations                                                -               0.51
------------------------------------------------------------------------------------     --------------
Basic Earnings Per Share of Common Stock                                    $  0.38            $  0.84
------------------------------------------------------------------------------------     --------------
Diluted Earnings Per Share of Common Stock:
      From Continuing Operations                                            $  0.37            $  0.33
      From Discontinued Operations                                                -               0.50
------------------------------------------------------------------------------------     --------------
Diluted Earnings Per Share of Common Stock                                  $  0.37            $  0.83
------------------------------------------------------------------------------------     --------------
------------------------------------------------------------------------------------     --------------
Dividends Paid Per Share of Common Stock                                     $    -            $ 0.185
------------------------------------------------------------------------------------     --------------
------------------------------------------------------------------------------------     --------------
Weighted Average Number of Shares Outstanding:
      Basic                                                                    80.3               80.6
------------------------------------------------------------------------------------     --------------
      Diluted                                                                  82.6               81.3
------------------------------------------------------------------------------------     --------------

The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                                       March 31,     December 31,
Dollar amounts in millions, except per share data                                          2001             2000
-----------------------------------------------------------------------------       --------------   ------------

Assets

Current Assets
Cash and Cash Equivalents                                                             $    57.9        $    70.1
Accounts Receivable---Net of Allowance of $22.0 in 2001 and  $19.5 in 2000                398.1            376.3
Other Current Assets                                                                       82.9             92.2
                                                                                   --------------    ------------
                   Total Current Assets                                                   538.9            538.6
-----------------------------------------------------------------------------      --------------    ------------

Non-Current Assets
Property, Plant and Equipment, Net                                                        201.7            202.8
Prepaid Pension Costs                                                                     281.4            268.9
Computer Software, Net                                                                    120.6            131.3
Goodwill, Net                                                                             141.3            135.5
Other Non-Current Assets                                                                  152.9            146.5
                                                                                   --------------    ------------
                    Total Non-Current Assets                                              897.9            885.0
-----------------------------------------------------------------------------      --------------    ------------

Total Assets                                                                         $  1,436.8       $  1,423.6
-----------------------------------------------------------------------------      --------------    ------------
-----------------------------------------------------------------------------      --------------    ------------

Current Liabilities
Notes Payable                                                                         $     0.1        $    49.6
Other Accrued and Current Liabilities                                                     303.5            353.5
Unearned Subscription Income                                                              412.1            340.0
                                                                                   --------------    ------------
                                                                                   --------------    ------------
                    Total Current Liabilities                                             715.7            743.1
                                                                                   --------------    ------------


Pension and Postretirement Benefits                                                       377.9            373.2
Long Term Debt                                                                            299.6                -
Other Non-Current Liabilities                                                              56.3             56.7


Contingencies (Note 7)

Minority Interest                                                                           1.3            301.6

Shareholders' Equity
Preferred Stock, $.01 par value per share, authorized---10,000,000 shares;
     --- outstanding---none
Series Common Stock,  $.01 par value per share, authorized---10,000,000 shares;
     --- outstanding---none
Common Stock, $.01 par value per share, authorized---200,000,000 and
     400,000,000 shares for 2001 and 2000 respectively---issued---81,945,520                0.8              0.8
Unearned Compensation Restricted Stock                                                     (2.6)            (1.9)
Capital Surplus                                                                           238.2            241.1
Retained Earnings                                                                          43.9             13.2
Treasury Stock, at cost, 1,715,872 and 1,790,620 shares  for
     2001 and 2000 respectively                                                          (43.6)           (45.3)
Cumulative Translation Adjustment                                                       (197.1)          (205.3)
Minimum Pension Liability                                                                (53.6)           (53.6)
------------------------------------------------------------------------------     --------------    ------------
Total Shareholders' Equity                                                               (14.0)           (51.0)
------------------------------------------------------------------------------     --------------    ------------
Total Liabilities and Shareholders' Equity                                           $  1,436.8       $  1,423.6
------------------------------------------------------------------------------     --------------    ------------


The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Quarter Ended March 31,


Dollar amounts in millions                                                                  2001           2000

--------------------------------------------------------------------------------     ------------    -----------

Cash Flows from Operating Activities:
Net Income                                                                                $ 30.9          $67.8
Less:
     Net Income from Discontinued Operations                                                   -           40.8
--------------------------------------------------------------------------------     ------------    -----------
Net Income from Continuing Operations                                                       30.9           27.0

Reconciliation of Net Income to Net Cash
     Provided by Operating Activities:
        Depreciation and Amortization                                                       24.8           30.1
        Equity Losses in excess of Dividends Received from Affiliates                        0.7              -
        Restructuring Payments                                                              (9.9)          (7.9)
        Postemployment Benefit Payments                                                     (0.5)             -
        Increase in Accounts Receivable                                                    (16.8)         (44.8)
        Deferred Income Taxes                                                                3.5           (2.8)
        Accrued Income Taxes, Net                                                              -           43.6
        Net Decrease in Long Term Liabilities                                                2.8            4.7
        Increase in Other Long Term Assets                                                 (16.2)         (13.7)
        Net Decrease in Other Working Capital Items                                         34.7           38.3
        Other                                                                                0.5           (4.2)
--------------------------------------------------------------------------------      ------------    -----------
Net Cash Provided by Operating Activities:
Continuing Operations                                                                       54.5           70.3
Discontinued Operations                                                                        -           22.8
                                                                                      ------------    -----------
Net Cash Provided by Operating Activities                                                   54.5           93.1
--------------------------------------------------------------------------------      ------------    -----------

Cash Flows from Investing Activities:
Proceeds from Sales of Marketable Securities                                                 1.9            0.9
Payments for Marketable Securities                                                          (2.0)          (1.1)
Capital Expenditures                                                                        (4.8)          (9.0)
Additions to Computer Software and Other Intangibles                                        (5.9)         (12.8)
Investments in Unconsolidated Affiliates                                                    (8.9)             -
Net Cash Used in Investing Activities of Discontinued Operations                               -          (20.9)
Other                                                                                        6.1            4.2
--------------------------------------------------------------------------------     -------------    ------------
Net Cash Used in Investing Activities                                                      (13.6)         (38.7)
--------------------------------------------------------------------------------     -------------    ------------

Cash Flows from Financing Activities:
Payment of Dividends                                                                           -          (29.9)
Payments for Purchase of Treasury Shares                                                    (9.0)          (3.5)
Net Proceeds from Stock Plans                                                                5.1           16.0
Decrease in Commercial Paper Borrowings                                                    (49.5)         (86.7)
Repayment of Minority Interest Obligations                                                (300.0)             -
Increase in Long-Term Borrowings                                                           299.6              -
Other                                                                                        1.1           (2.4)
--------------------------------------------------------------------------------      ------------    -----------
Net Cash Used in Financing Activities                                                      (52.7)        (106.5)
--------------------------------------------------------------------------------      ------------    -----------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                (0.4)          (0.3)
--------------------------------------------------------------------------------      ------------    -----------
Decrease in Cash and Cash Equivalents                                                      (12.2)         (52.4)
Cash and Cash Equivalents, Beginning of Year                                                70.1          109.4
--------------------------------------------------------------------------------     ------------    -----------
Cash and Cash Equivalents, End of Quarter                                                 $ 57.9         $ 57.0
--------------------------------------------------------------------------------     ------------    -----------


The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation's (the "Company") 2000 Annual Report on Form 10-K. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

Note 2 - Reorganization Plan & Discontinued Operations

On September 30, 2000, the company then known as The Dun & Bradstreet Corporation ("Old D&B") separated into two independent, publicly traded companies -- The New D&B Corporation ("D&B") and Moody's Corporation ("Moody's"). The separation was accomplished through a tax-free distribution to shareholders of Old D&B (the "2000 Distribution") of all of the shares of common stock of D&B. For every two shares of common stock of Old D&B held, shareholders received one share of common stock of D&B. Following the 2000 Distribution, Old D&B was renamed "Moody's Corporation" and D&B was renamed "The Dun & Bradstreet Corporation." Due to the relative significance of D&B as compared to Moody's, the 2000 Distribution has been accounted for as a reverse spin-off. As such, D&B has been classified as continuing operations and Moody's as discontinued operations. The 2000 Distribution was effected on September 30, 2000, and resulted in an increase to shareholders' equity of $252.5 million.

For purposes of, among other things, governing certain of the ongoing relations between D&B and Moody's as a result of the 2000 Distribution, as well as to allocate certain tax, employee benefit and other liabilities arising prior to the 2000 Distribution, the companies entered into various agreements, including a Distribution Agreement (the "2000 Distribution Agreement"), Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Assignment, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement.

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the net operating results of Moody's have been reported in the caption "Income from Discontinued Operations, Net of Income Taxes" in the consolidated statements of operations. For the quarter ended March 31, 2000, operating revenues of Moody's were $139.2 million.

Note 3   - Reconciliation of Weighted Average Shares

(share data in thousands)                                                              Three Months ended March 31
                                                                                       ---------------------------
                                                                                         2001               2000
                                                                                         ----               ----

Weighted average number of shares-basic                                                80,272             80,599
Dilutive effect of shares issuable under stock options,
   restricted stock and performance share plans                                         2,151                472
Adjustment of shares applicable to stock options exercised during the
   period and performance share plans                                                     137                180
                                                                                       ------             ------
Weighted average number of shares-diluted                                              82,560             81,251
                                                                                       ======             ======


As required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the tables outlined above. As noted in Note 2 - Reorganization Plan & Discontinued Operations, for every two shares of common stock of Old D&B held, shareholders received one share of common stock of the Company. In accordance with SFAS No. 128, the historical share information has been adjusted to restate the historical share information for consistency and comparability. Options to purchase 75,000 and 4.6 million shares of common stock were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.


Note 4 - Comprehensive Income

The Company's total comprehensive income for the three-month periods ended March 31, were as follows:


          Amounts in millions                                                            2001           2000
                                                                                         ----           ----
          Net income                                                                    $30.9          $67.8
          Other comprehensive income (loss) - foreign
            currency translation adjustment                                               8.2          (4.5)
                                                                                        -----          -----
          Total comprehensive income                                                    $39.1          $63.3
                                                                                        =====          =====


Note 5 - Restructuring

During the first quarter of March 31, 2001, the Company had terminated approximately 400 of the affected employees, bringing the total terminated under the plan to approximately 500. The Company anticipates that all actions under this plan will be completed by the end of 2001 and considers the 2000 restructuring reserve balances to be adequate to cover committed restructuring actions.

As of March 31, 2001, the Company has completed all actions under the 1999 plan. Payment of substantially all the related costs will be made by the end of 2001.

The restructuring reserves and utilization to date were as follows:


                                                                          Payments made
                                                        Reserve at      during the three
                                        Amount         December 31,       months ended            Balance at
                                        Charged            2000          March 31, 2001         March 31, 2001
                                        -------            ----          --------------         --------------

2000 Restructuring Charge
Severance and termination benefits           $28.2               $27.4               $(3.7)                 $23.7
Asset write-offs and impairments               4.5                   -                   -                      -
Lease termination obligations                  8.8                 8.8                (3.1)                   5.7
                                            ------                ----                -----                   ---
                                             $41.5               $36.2               $(6.8)                 $29.4
                                             =====               =====               ======                 =====

1999 Restructuring Charge
Severance and termination benefits           $32.7               $12.1               $(3.0)                  $9.1
Asset write-offs                               3.9                   -                   -                      -
Lease termination obligations                  4.6                 1.6                 (.1)                    .5
                                              ----               -----                -----                 -----
                                             $41.2               $13.7               $(3.1)                 $10.6
                                             =====               =====               ======                 =====

Note 6 - Indebtedness

In March 2001, the Company issued $300 million in principal of notes in a private placement. The notes have a five-year term and bear interest at an annual rate of 6.625%, payable semi-annually. The cash proceeds from the issuance of these notes were used to repay a $300 million obligation resulting from the purchase of an unrelated partner's interest in a limited partnership.

Note 7 - Contingencies

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

In November 1996, Donnelley completed a distribution to its shareholders (the "1996 Distribution") of the capital stock of ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant"). On October 28, 1996, in connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed: (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Donnelley and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. On February 19, 2000, ACNielsen announced that it had merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included for purposes of determining the ACN Maximum Amount, and VNU must assume ACNielsen's liabilities under that agreement.

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

Note 8 - Investment in Unconsolidated Affiliates

During the first quarter of 2001, the Company invested $8.9 million in a joint venture with American International Group, Inc called Avantrust LLC. The Company's ownership share of the joint venture, which will be accounted for under the equity method, is 41.8%. Over the next 22 months the Company has committed to invest an additional $10.6 million in Avantrust LLC.

Note 9 - Subsequent Events - Divestitures and Acquisitions

In May 2001, the Company completed the sale of the operations of its Receivable Management Services ("RMS")product lines in the U.S. and Hong Kong to its RMS senior management team and its European RMS operations to Intrum Justitia, B.V. for approximately $120 million in cash. Included in this amount is payment related to an exclusive contract to provide the buyer of the U.S. and Hong Kong RMS businesses with credit information products over several years. The portion of the payment that is for products to be provided in the future will be recorded in deferred revenue and recognized as products are delivered. The Company expects to complete the sale of its Canadian RMS business by the end of May.

Also, in May 2001, the Company completed the acquisition of iMarket, a provider of business-to-business sales and marketing solutions for small and mid-sized companies. The Company had held a minority interest in iMarket and paid approximately $19 million to acquire the remainder of the business it did not already own. The acquisition will be accounted for using the purchase method of accounting for business combinations.

Note 10 - Segment Information

                                                                                   Year-to-Date
                                                                                     March 31,
                                                                         ----------------------------------
Amounts in millions                                                                2001               2000
---------------------------------------------------------------------    ---------------     --------------

Operating Revenues:
      North America                                                            $  263.3          $   253.2
      Europe                                                                       80.3               88.8
      Asia Pacific / Latin America                                                 14.0               14.5
                                                                         ---------------     --------------

Consolidated Operating Revenues                                                $  357.6          $   356.5
                                                                         ---------------     --------------

Operating Income (Loss):
      North America                                                            $   84.8          $    79.2
      Europe                                                                       (7.4)             (13.3)
      Asia Pacific / Latin America                                                 (3.3)              (3.7)
                                                                         ---------------     --------------
          Total Divisions                                                          74.1               62.2
      Corporate and Other                                                         (15.8)              (9.3)
                                                                         ---------------     --------------
Consolidated Operating Income                                                  $   58.3          $    52.9
                                                                         ---------------     --------------


Supplemental Geographic and Product Line Information:
                                                                                   Year-to-Date
                                                                                     March 31,

                                                                         ----------------------------------
                                                                         ---------------     --------------
      Geographic Revenue                                                           2001               2000
      ---------------------------------------------------------------    ---------------     --------------

          United States                                                        $  256.1          $   245.9
          International                                                           101.5              110.6
                                                                         ---------------     --------------

      Consolidated Operating Revenues                                          $  357.6          $   356.5
                                                                         ---------------     --------------
      Product Line Revenues
      ---------------------------------------------------------------    ---------------     --------------

          Credit Information Solutions                                         $  226.9          $   235.0
          Marketing Information Solutions                                          82.6               78.1
          Purchasing Information Solutions                                          6.5                4.7
          Receivables Management Services                                          41.6               38.7
                                                                         ---------------     --------------
     Consolidated Operating Revenues                                           $  357.6          $   356.5
                                                                        ---------------     --------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

2000 Distribution

On September 30, 2000, the company then known as The Dun & Bradstreet Corporation ("Old D&B") separated into two independent, publicly traded companies -- The New D&B Corporation ("D&B or the Company") and Moody's Corporation ("Moody's"). The separation was accomplished through a tax-free distribution to shareholders of Old D&B (the "2000 Distribution") of all of the shares of common stock of D&B. For every two shares of common stock of Old D&B held, shareholders received one share of common stock of D&B. Following the 2000 Distribution, Old D&B was renamed "Moody's Corporation" and D&B was renamed "The Dun & Bradstreet Corporation." Due to the relative significance of D&B as compared to Moody's, the 2000 Distribution has been accounted for as a reverse spin-off. As such, D&B has been classified as continuing operations and Moody's as discontinued operations.

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

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the net operating results of Moody's have been reported in the caption "Income from Discontinued Operations, Net of Income Taxes" in the consolidated statements of operations.

Restructuring Charges

2000 Restructuring Charge

During the fourth quarter of 2000, D&B announced a new business strategy, "The Blueprint for Growth," designed to transform D&B into a growth company with an important presence on the Web, while also delivering shareholder value during the transformation. As a component of the plan, D&B announced actions designed to create approximately $100 million in financial flexibility in 2001, which include globalizing administrative functions, streamlining data collection and fulfillment, rationalizing sales and marketing functions and consolidating and simplifying technology functions. D&B is utilizing the newly created financial flexibility to enhance its current business, fund its strategy to become an important player in B2B e-commerce and support annual earnings per share growth of 10% in 2001. In total 1,300 positions are to be eliminated by the plan announced in the fourth quarter of 2000, including approximately 270 positions which were part of the 1999 restructuring actions described below and finalized as part of the Blueprint for Growth. Certain positions were open when they were eliminated.

During the fourth quarter of 2000, D&B recorded a restructuring charge of $41.5 million, ($30.3 million after tax), in connection with the plan. For management reporting purposes these charges were not allocated to any of D&B's business segments. The charge included $28.2 million related to severance costs in connection with the termination of approximately 880 associates. The costs were determined based on amounts that will be paid pursuant to D&B's policies and certain non-U.S. governmental regulations. Leasehold termination obligations arising from office closures represent $8.8 million and the write-off of certain assets made obsolete or redundant and abandoned as a result of the plan represent $4.5 million. As of March 31, 2001, D&B had terminated approximately 500 of the affected employees. During the first quarter approximately 400 employees were terminated and payments of $6.8 million were made. Due to the timing of the terminations, payments to affected employees will be higher in future quarters. D&B anticipates that all actions under this plan will be completed by the end of 2001, and the majority of payments to the affected employees will be made within one year from the termination date.

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

As a result of these actions, a pre-tax restructuring charge of $41.2 million ($27.9 million after-tax) was included in operating income in 1999. For management reporting purposes these charges were not allocated to any of D&B's business segments. Employee severance costs from planned terminations of approximately 700 employees totaled $32.7 million (including severance for two former corporate executives). The costs were determined based on amounts that will be paid pursuant to D&B's policies and certain non-U.S. governmental regulations. The balance of the charge related to the write-off of certain assets made obsolete or redundant and abandoned by the restructuring and leasehold termination obligations arising from office closures. The restructuring actions were designed to strengthen customer service worldwide, improve operating efficiencies and lower structural costs. As of March 31, 2001, D&B has completed the actions contemplated under the plan. During the first quarter of 2001, the Company made payments of $3.1 million in connection with the 1999 actions.

The Blueprint for Growth Strategy

Divestiture of Non-Core Assets

In May 2001, the Company completed the sale of the operations of its Receivable Management Services ("RMS") product lines in the U.S. and Hong Kong to its RMS senior management team and its European RMS operations to Intrum Justitia, B.V. for approximately $120 million in cash. Included in this amount is payment related to an exclusive contract to provide the buyer of the U.S. and Hong Kong RMS businesses with credit information products over several years. The Company expects to complete the sale of its Canadian RMS business by the end of May.


Changes to International Business Model

The Company is continuing to evaluate opportunities to change its international business model to align investment and infrastructure levels with revenue growth and profit potential. In furtherance of this strategy, the Company has adopted alternative business models in Japan, Singapore and Malaysia since the new strategy was announced in 2000.

Additional Restructuring Actions
The Company plans to announce the details of the next phase of its financial flexibility program in June 2001. These actions are expected to produce on an annualized basis approximately $50 million in additional financial flexibility and will involve an additional restructuring charge.

Results of Operations

Consolidated Results

For the first quarter of 2001, the Company reported net income of $30.9 million and earnings per share of $.38 per share basic and $.37 per share diluted. This compares to first quarter 2000, income from continuing operations of $27.0 million and earnings per share from continuing operations of $.33 basic and diluted. In the first quarter of 2000, the Company reported net income of $67.8 million and earnings per share of $.84 basic and $.83 diluted, which included income from discontinued operations of $40.8 million and earnings per share from discontinued operations of $.51 basic and $.50 diluted.

Operating revenues for the first quarter of 2001 of $357.6 million were flat when compared to the same period in 2000. Revenue growth in North America of 4% was offset by declines in Europe of 10% and APLA of 4%. Before the effect of foreign exchange, operating revenues increased 3% in the first quarter of 2001 compared to 2000, with European revenues growing 1% and APLA's revenues growing 4% from the prior year. D&B's results, before the effect of foreign exchange, reflect a 3% decline in revenues from traditional credit information solutions, offset by 16% growth in revenues from value added credit information solutions such as decision-support tools and services, 8% growth in marketing information solutions, 38% growth in purchasing information solutions and 12% growth in receivable management services.

Operating expenses were down 3% to $131.5 million during the first quarter of 2001 compared to $134.9 million in the same period in 2000, resulting from cost savings achieved through the restructuring actions initiated during 2000 as discussed above. Selling and administrative costs increased by 3% to $143.0 million during the first quarter of 2001 compared to the same period of 2000. Administrative cost savings achieved through the restructuring actions discussed above were offset by transition costs incurred in implementing the Blueprint for Growth strategy. Depreciation and amortization decreased 18% to $24.8 million in the first quarter of 2001 as compared to the same period in 2000. Lower capitalization over the past two years and the write-off of certain assets as a result of the restructuring actions implemented resulted in lower depreciation and amortization.

Operating income for the first quarter of 2001 of $58.3 million was 10% higher than 2000 first quarter operating income of $52.9 million.

Non-operating expense-net was $6.1 million for the first quarter of 2001 compared with non-operating expense-net of $6.7 million for the first quarter of 2000. The components of non-operating expense-net, including interest income and expense, minority interest expense and other expense-net, remained relatively level when comparing the first quarter of 2001 with the first quarter of 2000. As discussed below, in March 2001, the Company repaid a $300 million obligation resulting from the repurchase of an unrelated partner's interest in a limited partnership using the proceeds from the issuance of $300 million, in principal, of notes in a private placement.

The effective tax rate was 39.5% for the first quarter of 2001 compared with 41.6% in 2000. The decline in the rate resulted from state and global tax planning initiatives implemented in 2001.

Segment Results

North America revenues were $263.3 million in the first quarter of 2001, up 4% from 2000 first quarter revenues of $253.2 million. In comparing the first quarter of 2001 with the first quarter of 2000, North America's revenues from credit information solutions were flat at $161.8 million, marketing information solutions increased 7% to $67.1 million, purchasing information solutions increased 35% to $5.9 million and receivables management services increased 19% to $28.5 million.

North America operating income was $84.8 million in the first quarter of 2001, up 7% from the prior year operating income of $79.2 million, driven by the higher revenues and lower expenses resulting from the restructuring actions implemented.

Europe's revenues were $80.3 million in the first quarter of 2001, down 10% when compared to 2000 first quarter revenues of $88.8 million. However, before the effect of foreign exchange, revenues would have increased by 1%. In comparing the European reported revenues for first quarter of 2001 with the first quarter of 2000, revenues from credit information solutions decreased 11% to $56.6 million, revenues from marketing information solutions decreased 1% to $13.4 million, revenues from purchasing information solutions increased $.2 million to $.6 million and revenues from receivables management services decreased 15% to $9.7 million. Before the effect of foreign exchange, Europe would have reported in the first quarter of 2001 a decrease of 1% in revenues from credit information solutions, an increase in revenues from marketing information solutions of 12%, an increase in revenues from purchasing information services of 95% and a decrease in revenues from receivables management services of 5%, in each case in comparison to the first quarter of 2000.

Europe reported an operating loss of $7.4 million for the first quarter of 2001, compared with $13.3 million in the prior year, an improvement of 44%. The reduction of loss was influenced by the restructuring actions implemented, which have reduced the cost structure.

APLA's revenues were $14.0 million in the first quarter of 2001, down 4% compared with 2000 first quarter revenues of $14.5 million. APLA's revenues were impacted by the elimination of revenues from Singapore, Japan and Malaysia in 2001 as these businesses were contributed to joint ventures in 2000. These transactions are designed to improve the Company's international profitability. The Company's share of the ventures' results are no longer included in APLA but rather within income from affiliates. Excluding revenue from businesses contributed to ventures from both years' results, and before the effect of foreign exchange, APLA's revenue would have been up 13%. In comparing the first quarter of 2001 with the first quarter of 2000, APLA credit information solutions revenues decreased 8% to $8.5 million, marketing information solutions revenues increased 6% to $2.1 million and receivables management services revenues increased 3% to $3.4 million. Before the effect of foreign exchange, APLA would have reported for the first quarter of 2001 a decrease in revenues from credit information solutions of 1%, an increase in revenues from marketing information solutions of 14% and an increase in revenues from receivables management services of 10%, in each case in comparison to the first quarter of 2000.

APLA reported an operating loss of $3.3 million in the first quarter of 2001 compared with a loss of $3.7 million in the first quarter of 2000.


Liquidity and Financial Position


In March 2001, cash and cash equivalents totaled $57.9 million, a decrease of $12.2 million from $70.1 million held at December 31, 2000.

Operating activities generated net cash of $54.5 million during the first quarter of 2001 compared with $70.3 million from continuing operations in the first quarter of 2000. Timing of certain working capital items resulted in the decline in cash generated from operating activities when comparing the first quarter of 2001 to the same period in the prior year.

Net cash used in investing activities was $13.6 million for the first quarter of 2001 compared to $17.8 million in 2000. In the first quarter of 2001 capital expenditures and additions to computer software and other intangibles totaled $10.7 million compared with $21.8 million in the first quarter of 2000. The Company has decreased its spending on capital expenditures and computer software and other intangibles and redirected investment in conjunction with its Blueprint for Growth Strategy. During the first quarter of 2001, the Company invested $8.9 million in a joint venture with American International Group, Inc called Avantrust LLC. Over the next 22 months the Company has committed to invest an additional $10.6 million in Avantrust LLC.

In May 2001, the Company completed the acquisition of iMarket, a provider of business-to-business sales and marketing solutions for small and mid-sized companies. The Company had held a minority interest in iMarket and paid approximately $19 million to acquire the remainder of the business it did not already own.

Net cash used in financing activities was $52.7 million during the first quarter of 2001 compared with $106.5 million in the first quarter of 2000. Payments of dividends by Old D&B accounted for $29.9 million of cash used in the first quarter of 2000. The Company no longer pays dividends.

In March 2001, the Company issued $300 million in principal of notes in a private placement. The notes have a five-year term and bear interest at an annual rate of 6.625%, payable semi-annually. The cash proceeds from the issuance of these notes were used to repay a $300 million obligation resulting from the purchase of an unrelated partner's interest in a limited partnership.

During the first quarter of 2001, the Company repaid the commercial paper outstanding at December 31, 2000 of $49.5 million, while during the first quarter of 2000, Old D&B decreased its net commercial paper borrowings by $86.7 million. At March 31, 2001, the Company did not have any commercial paper outstanding.

During the first quarter of 2001, D&B repurchased 345,900 shares for $9.0 million in connection with the Employee Stock Purchase Plan and to offset a portion of the shares issued under the Company's stock incentive plans. Proceeds received in connection with the Company's stock plans were $5.1 million in the first quarter of 2001.

During the first quarter of 2000, Old D&B repurchased 125,000 shares for $3.5 million in connection with Old D&B's Employee Stock Purchase Plan and to offset a portion of the shares issued under incentive plans. Proceeds received in connection with Old D&B stock plans were $16.0 million for the first quarter of 2000.

In May, the Company announced that its Board of Directors authorized a one-year share repurchase program of up to $100 million, funded with the proceeds from the RMS sale. The program is in addition to the Company's existing share repurchase program announced in September 2000 to offset the dilutive effect of shares issued under employee benefit arrangements.

New European Currency

On January 1, 1999, eleven of the countries in the European Union began a three-year transition to a single European currency ("euro") to replace the national currency of each participating country. The Company intends to phase in the transition to the euro over the next two years. The Company has established a task force to address issues related to the euro. The Company believes that the euro conversion may have a material impact on its operations and financial condition if it fails to successfully address such issues. The task force has prepared a project plan and is proceeding with the implementation of that plan. The Company's project plan includes the following: ensuring that the Company's information technology systems that process data for inclusion in the Company's products and services can appropriately handle amounts denominated in euro contained in data provided to the Company by third-party data suppliers; modification of the Company's products and services to deal with euro-related issues; and modification of the Company's internal systems (such as payroll, accounting and financial reporting) to deal with euro-related issues. The Company does not believe that the cost of such modifications will have a material effect on the Company's results of operations, cash flows or financial condition. There is no guarantee that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur. The conversion to the euro may have competitive implications for the Company's pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time.


Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking. These may be identified by the use of forward-looking words or phrases, such as "expect," "will," "can," "anticipate," and "plan," among others. All such forward-looking statements are based on D&B's reasonable expectations at the time they are made, but are not guarantees of future performance. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, D&B notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of D&B's businesses include:
(1) complexity and uncertainty regarding the development of new high-technology products, (2) possible loss of market share through competition, (3) pricing pressures from competitors and/or customers, (4) changes in the business information and risk management industries and markets, including those driven by the Internet, (5) D&B's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms, (6) D&B's ability to complete the implementation of its euro plans on a timely basis and the competitive implications that the conversion to the euro may have on D&B's pricing and marketing strategies, (7) D&B's ability to attract and retain key employees, (8) risks associated with investments and operations in foreign countries, including regulatory environment, exchange rate fluctuations and cultural factors, (9) the outcome of any reviews by applicable tax authorities of D&B's global tax planning initiatives, (10) D&B's ability to successfully implement its Blueprint for Growth, including the ability to consummate asset monetization transactions, changes in the international business model and financial flexibility initiatives on terms and conditions contemplated by D&B,
(11) the loss of key customers due to consolidations and mergers, (12) the impact of product rationalization activities on revenues, (13) D&B's ability to expand its database on commercially reasonable terms and the possibility that data suppliers might withdraw data from D&B, (14) the possibility that economic conditions might lead to a reduction in the use of D&B products, and (15) the timing with which significant customer contracts are executed. The Company undertakes no obligations to publicly release any revision to any forward-looking statement to reflect any future events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation's 2000 Consolidated Financial Statements included in its Annual Report on Form 10-K provide a more detailed discussion of the market risks affecting operations. As of March 31, 2001, no material change had occurred in the Company's market risks, as compared to the disclosure in the Form 10-K for the year ending December 31, 2000.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is included in Note 7 - Contingencies on Pages 8-10 in Part I, Item 1 of this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on April 27, 2001.

(c) The matters voted upon and the results of the vote are as follows:

PROPOSAL NO. 1
ELECTION OF DIRECTORS
----------------------------------------- ----------------------------------------------------------------------------
                                                                       NUMBER OF SHARES
----------------------------------------- ----------------------------------------------------------------------------
----------------------------------------- -------------------------------------- -------------------------------------
                NOMINEE                                    FOR                                 WITHHELD
----------------------------------------- -------------------------------------- -------------------------------------
----------------------------------------- -------------------------------------- -------------------------------------
Allan Z. Loren                                          74,145,992                              652,176
----------------------------------------- -------------------------------------- -------------------------------------
----------------------------------------- -------------------------------------- -------------------------------------
Victor A. Pelson                                        74,165,274                              632,894
----------------------------------------- -------------------------------------- -------------------------------------


PROPOSAL NO. 2
RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS
------------------------------------------------ ---------------------------------------------------------------------
                                                                           NUMBER OF SHARES
------------------------------------------------ ---------------------------------------------------------------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                       FOR            AGAINST           ABSTAIN      BROKER NON-VOTES
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
PricewaterhouseCoopers LLP                           74,596,506      118,600            83,062              -
------------------------------------------------ ---------------- ----------------- ---------------- -----------------



PROPOSAL NO. 3
APPROVAL OF THE DUN & BRADSTREET CORPORATION COVERED EMPLOYEE CASH INCENTIVE PLAN
------------------------------------------------ ---------------------------------------------------------------------
                                                                           NUMBER OF SHARES
------------------------------------------------ ---------------------------------------------------------------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                       FOR            AGAINST           ABSTAIN      BROKER NON-VOTES
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Cash Incentive Plan                                 73,096,156        1,486,000         216,012             -
------------------------------------------------ ---------------- ----------------- ---------------- -----------------



PROPOSAL NO. 4
APPROVAL OF THE DUN & BRADSTREET CORPORATION 2000 STOCK INCENTIVE PLAN
------------------------------------------------ ---------------------------------------------------------------------
                                                                           NUMBER OF SHARES
------------------------------------------------ ---------------------------------------------------------------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                       FOR            AGAINST           ABSTAIN      BROKER NON-VOTES
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Stock Incentive Plan                                38,854,812       29,567,845         218,986        6,156,525
------------------------------------------------ ---------------- ----------------- ---------------- -----------------


PROPOSAL NO. 5
APPROVAL OF THE 2000 DUN & BRADSTREET CORPORATION NONEMPLOYEE DIRECTORS' STOCK INCENTIVE PLAN

------------------------------------------------ ---------------------------------------------------------------------
                                                                           NUMBER OF SHARES
------------------------------------------------ ---------------------------------------------------------------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                       FOR            AGAINST           ABSTAIN      BROKER NON-VOTES
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Directors' Stock Incentive Plan                    62,033,867         6,353,044        254,732        6,156,525
------------------------------------------------ ---------------- ----------------- ---------------- -----------------


PROPOSAL NO. 6
SHAREHOLDER PROPOSAL ON IMPLEMENTATION OF THE MACBRIDE PRINCIPLES
------------------------------------------------ ---------------------------------------------------------------------
                                                                           NUMBER OF SHARES
------------------------------------------------ ---------------------------------------------------------------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                       FOR            AGAINST           ABSTAIN      BROKER NON-VOTES
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
MacBride Principles                                  5,296,044       59,172,607        4,172,992       6,156,525
------------------------------------------------ ---------------- ----------------- ---------------- -----------------


Item 6. Exhibits and Reports on Form 8-K


(a)   Exhibits:
(4.1) Indenture dated as of March 22, 2001 by and between The Dun & Bradstreet Corporation and The Bank of New York, as Trustee.
(4.2)   Forms of 6.625% Senior Notes due 2006.
(10.1) Employment Agreement, dated January 8, 2001, by and between Steven W. Alesio and The Dun & Bradstreet Corporation.
(10.2)  Form of Detrimental Conduct Agreement.

(b)     Reports on Form 8-K:
        A Current Report on Form 8-K was filed on March 13, 2001 pursuant to
        Item 5 - Other Events and Item 7 - Financial Statements: Pro Forma Financial Statements and Exhibits.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             THE DUN & BRADSTREET CORPORATION


Date: May 15, 2001                      /S/  CHESTER J. GEVEDA, JR.
                                             ----------------------------------
                                        By:  Chester J. Geveda, Jr.
                                             Vice President and Controller
                                             and Acting Chief Financial Officer