Form 10-Q
period 2001-06-30
DUN & BRADSTREET CORP/NW
filed 2001-08-01
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------        ----------------------

                        Commission file number 001-15967


                        THE DUN & BRADSTREET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                22-3725387
-----------------------------------------------------------    -----------------
-----------------------------------------------------------    -----------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

One Diamond Hill Road, Murray Hill, NJ                             07974
-----------------------------------------------------------    -----------------
-----------------------------------------------------------    -----------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (908) 665-5000
                                                   ---------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


              Title of Class                            Shares Outstanding
              --------------                             at June 30, 2001
              Common Stock,                              ----------------
           par value $.01 per share                         80,074,928

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                              PAGE
-----------------------------                                              ----

Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three and Six Months Ended June 30, 2001 and 2000                      3

Consolidated Balance Sheets (Unaudited)
      June 30, 2001 and December 31, 2000                                    4

Consolidated Statements of Cash Flows (Unaudited)
      Six Months Ended June 30, 2001 and 2000                                5

Notes to Consolidated Financial Statements (Unaudited)                      6-14

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            15-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk           23

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                    24

Item 6. Exhibits and Reports on Form 8-K                                     24

SIGNATURES                                                                   25
----------

 The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)


                                                                        Quarter Ended                         Year-to-Date
                                                                          June 30,                              June 30,

                                                                --------------------------------      ------------------------

Amounts in millions, except per share data                        2001               2000                2001              2000
----------------------------------------------------------    -------------     --------------      --------------    --------------

Operating Revenues                                               $ 320.7            $ 347.8             $ 678.3           $ 704.3
-----------------------------------------------------------    -------------     --------------      --------------    -------------
Operating Costs:

      Operating Expenses                                           115.8              132.9               247.3             267.8

      Selling and Administrative Expenses                          128.3              140.4               271.3             279.0

      Depreciation and Amortization                                 23.8               26.3                48.6              56.4

      Restructuring Expense - Net                                   28.8                  -                28.8                 -

      Reorganization Cost                                          (7.0)                2.2               (7.0)               2.2
-----------------------------------------------------------     -------------     --------------      --------------    ------------
Operating Costs                                                     289.7              301.8               589.0            605.4
-----------------------------------------------------------     -------------     --------------      --------------    ------------
Operating Income                                                    31.0               46.0                89.3              98.9
----------------------------------------------------------      -------------     --------------      --------------    ------------
 Non-Operating Income (Expense) - Net:

      Interest Income                                                 1.5                1.0                 2.3               1.8

      Interest Expense                                               (5.6)              (2.9)               (6.8)             (4.0)

      Minority Interest Expense                                          -              (5.6)               (5.4)            (11.2)

      Other Income (Expense) - Net                                    34.8              (0.2)                34.5             (1.0)

-------------------------------------------------------------   -------------     --------------      --------------    ------------
Non-Operating Income (Expense) - Net                                  30.7              (7.7)                24.6            (14.4)
 -------------------------------------------------------------  ------------     --------------      --------------    -------------
Income before Provision for Income Taxes                              61.7               38.3               113.9              84.5

Provision for Income Taxes                                            23.9               17.2                44.5              36.4

Equity in Net Losses of Affiliates                                    (1.1)                  -               (1.8)                -
----------------------------------------------------------    -------------     --------------      --------------      ------------
Income from Continuing Operations                                    36.7               21.1                67.6              48.1

Income from Discontinued Operations, Net of Income Taxes
      of $30.1 and $56.6 in 2000                                        -               46.8                   -              87.6
 -----------------------------------------------------------    -------------     --------------      --------------    ------------
Net Income                                                         $  36.7            $  67.9             $  67.6           $ 135.7
 -----------------------------------------------------------    -------------     --------------      --------------    ------------
Basic Earnings Per Share of Common Stock:
      From Continuing Operations                                  $  0.46            $  0.26             $  0.84           $  0.60
      From Discontinued Operations                                      -               0.58                   -              1.08
 ------------------------------------------------------------   -------------     --------------      --------------    ------------
Basic Earnings Per Share of Common Stock                          $  0.46            $  0.84             $  0.84           $  1.68
 -----------------------------------------------------------    -------------     --------------      --------------    ------------
Diluted Earnings Per Share of Common Stock:
      From Continuing Operations                                  $  0.44            $  0.26             $  0.82           $  0.59
      From Discontinued Operations                                      -               0.57                   -              1.08
 -----------------------------------------------------------    -------------     --------------      --------------    ------------
Diluted Earnings Per Share of Common Stock                        $  0.44            $  0.83             $  0.82           $  1.67
 -------------------------------------------------------------- -------------     --------------      --------------    ------------
Dividends Paid Per Share of Common Stock                            $    -            $ 0.185              $    -           $ 0.37
 -----------------------------------------------------------    -------------     --------------      --------------    ------------
------------------------------------------------------------    -------------     --------------      --------------    ------------
Weighted Average Number of Shares Outstanding:
      Basic                                                          80.2               80.9                80.3              80.8
------------------------------------------------------------    -------------     --------------      --------------    ------------
     Diluted                                                         82.5               81.7                82.4              81.4
 -----------------------------------------------------------    -------------     --------------      --------------    ------------


The accompanying notes are an integral part of the consolidated financial statements.


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                                        June 30,      December 31,
Dollar amounts in millions, except per share data                                           2001              2000

-------------------------------------------------------------------------------------------------------------------

Assets

Current Assets
Cash and Cash Equivalents                                                           $      185.2       $      70.1
Accounts Receivable---Net of Allowance of $21.0 in 2001 and  $19.5 in 2000                 311.9             376.3
Other Current Assets                                                                        79.4              92.2
                                                                                -----------------------------------
                    Total Current Assets                                                   576.5             538.6
 -------------------------------------------------------------------------------------------------------------------
Non-Current Assets
Property, Plant and Equipment, Net                                                         189.3             202.8
Prepaid Pension Costs                                                                      300.7             268.9
Computer Software, Net                                                                     114.7             131.3
Goodwill and Other Acquired Intangibles, Net                                               139.1             145.2
Other Non-Current Assets                                                                   150.7             136.8
                                                                                -----------------------------------
                    Total Non-Current Assets                                               894.5             885.0
 -------------------------------------------------------------------------------------------------------------------

 Total Assets                                                                        $    1,471.0      $    1,423.6
 -------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Current Liabilities
Notes Payable                                                                        $       0.1       $      49.6
Other Accrued and Current Liabilities                                                      334.8             353.5
Unearned Subscription Income                                                               401.0             340.0
                                                                                -----------------------------------
                    Total Current Liabilities                                              735.9             743.1
                                                                                -----------------------------------

Pension and Postretirement Benefits                                                        380.0             373.2
Long Term Debt                                                                             299.6                 -

Other Non-Current Liabilities                                                               55.9              56.7

Contingencies (Note 9)

Minority Interest                                                                            1.3             301.6

Shareholders' Equity
Preferred Stock, $.01 par value per share, authorized---10,000,000 shares;
     --- outstanding---none
Series Common Stock,  $.01 par value per share, authorized---10,000,000 shares;
     --- outstanding---none
Common Stock, $.01 par value per share, authorized---200,000,000 and
     400,000,000 shares for 2001 and 2000 respectively---issued---81,945,520                 0.8               0.8
Unearned Compensation Restricted Stock                                                     (2.3)             (1.9)
Capital Surplus                                                                            233.8             241.1
Retained Earnings                                                                           76.8              13.2
Treasury Stock, at cost, 1,870,592 and 1,790,620 shares  for
     2001 and 2000 respectively                                                           (48.4)            (45.3)
Cumulative Translation Adjustment                                                        (208.8)           (205.3)
Minimum Pension Liability                                                                 (53.6)            (53.6)
 ------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                 (1.7)            (51.0)
-------------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                                          $    1,471.0      $    1,423.6
-------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30,

Dollar amounts in millions                                                                     2001           2000
 ------------------------------------------------------------------------------------    ------------    -----------
Cash Flows from Operating Activities:
Net Income                                                                                   $ 67.6        $135.7
Less:
Net Income from Discontinued Operations                                                           -          87.6
 ------------------------------------------------------------------------------------    ------------    -----------
Net Income from Continuing Operations                                                         67.6           48.1

Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                                                  48.6          56.4
Gain from Sale of RMS Businesses                                                             (36.4)             -
Equity Losses in Excess of Dividends Received from Affiliates                                   1.8             -
Restructuring Expense, Net                                                                     28.8             -
Restructuring Payments                                                                        (19.6)        (11.7)
Decrease in Accounts Receivable                                                                37.2          18.0
Deferred Revenue from RMS Agreement                                                            35.4             -
Deferred Income Taxes                                                                           1.1          (4.6)
Accrued Income Taxes, Net                                                                         -        (142.9)
Net Increase (Decrease) in Long Term Liabilities                                                5.1          (3.7)
Increase in Other Long Term Assets                                                           (29.5)         (19.9)
Net Decrease in Other Working Capital Items                                                    9.7           19.6
Other                                                                                           0.9          (4.5)
                                                                                        ------------    -----------
Net Cash Provided by (Used in) Operating Activities:
Continuing Operations                                                                         150.7         (45.2)

Discontinued Operations                                                                           -         (75.8)
  ----------------------------------------------------------------------------------    ------------    -----------
Net Cash Provided by (Used in) Operating Activities                                           150.7        (121.0)
------------------------------------------------------------------------------------    ------------    -----------
Cash Flows from Investing Activities:
Proceeds from Sale of RMS Businesses, Net of Notes Receivable                                 76.4              -
Payments for Acquisition of Business, Net of Cash Acquired                                  (16.6)              -
Capital Expenditures                                                                          (8.5)         (15.2)
Additions to Computer Software and Other Intangibles                                         (18.7)         (22.5)
Investments in Unconsolidated Affiliates                                                      (8.9)          (2.6)
Net Cash Used in Investing Activities of Discontinued Operations                                  -         (23.7)
Other                                                                                          4.3            7.0
-------------------------------------------------------------------------------------    -----------    -----------
Net Cash Provided by (Used in) Investing Activities                                           28.0         (57.0)
------------------------------------------------------------------------------------    ------------    -----------
Cash Flows from Financing Activities:
Payment of Dividends                                                                             -          (59.8)
Payments for Purchase of Treasury Shares                                                     (26.5)          (3.5)
Net Proceeds from Stock Plans                                                                 10.9           22.9
(Decrease) Increase in Commercial Paper Borrowings                                          (49.5)          167.1
Repayment of Minority Interest Obligations                                                  (300.0)             -
Increase in Long-Term Borrowings                                                              299.6             -
Other                                                                                          2.2           (1.6)
-------------------------------------------------------------------------------------    -----------    -----------
Net Cash (Used in) Provided by Financing Activities                                         (63.3)          125.1
------------------------------------------------------------------------------------    ------------    -----------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                 (0.3)          (1.7)
 -----------------------------------------------------------------------------------    ------------    -----------
Increase (Decrease) in Cash and Cash Equivalents                                             115.1         (54.6)
Cash and Cash Equivalents, Beginning of Year                                                  70.1          109.4
 -----------------------------------------------------------------------------------    ------------    -----------
Cash and Cash Equivalents, End of Quarter                                                   $ 185.2         $ 54.8
------------------------------------------------------------------------------------    ------------    -----------

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

Note 2 - Reorganization Plan and Discontinued Operations

On September 30, 2000, the company then known as The Dun & Bradstreet Corporation ("Old D&B") separated into two independent, publicly traded companies -- The New D&B Corporation ("D&B") and Moody's Corporation ("Moody's"). The separation was accomplished through a tax-free distribution to shareholders of Old D&B (the "2000 Distribution") of all of the shares of common stock of D&B. For every two shares of common stock of Old D&B held, shareholders received one share of common stock of D&B. Following the 2000 Distribution, Old D&B was renamed "Moody's Corporation" and D&B was renamed "The Dun & Bradstreet Corporation." Due to the relative significance of D&B as compared to Moody's, the 2000 Distribution has been accounted for as a reverse spin-off. As such, D&B has been classified as continuing operations and Moody's as discontinued operations. The 2000 Distribution was effected on September 30, 2000, and resulted in an increase to shareholders' equity of $252.5 million. During the second quarter of 2001, an adjustment to the dividend of $3.5 million was recorded, as a result of the reversal of excess accrued reorganization costs.

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

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the net operating results of Moody's have been reported in the caption "Income from Discontinued Operations, Net of Income Taxes" in the consolidated statements of operations. For the six months ended June 30, 2000, operating revenues of Moody's were $288.6 million.




Note 3   - Divestiture


During the second quarter of 2001, the Company completed the sale of the operations of its Receivable Management Services ("RMS") product lines in the U.S., Canada and Hong Kong to its RMS senior management team and its European RMS operations to Intrum Justitia, B.V. with proceeds of $125 million of which $90 million was from the sale of businesses. The Company received approximately $76 million in cash and a note receivable for approximately $14 million, due in the fourth quarter of 2001. Approximately $35 million of the proceeds related to contracts to provide the buyers with credit information products over five years. This amount was recorded in deferred revenue and will be recognized as income as the services are rendered. During the second quarter the Company recognized in Other income, a pre tax gain of $36.4 million associated with exiting the RMS businesses.


Note 4   - Acquisition

During the second quarter 2001, the Company completed the acquisition of iMarket, a provider of business-to-business sales and marketing solutions for small and mid-sized companies. The Company had held a minority interest in iMarket and paid approximately $19 million to acquire the remainder of the business it did not already own. The acquisition has been accounted for using the purchase method of accounting for business combinations. Based upon the preliminary purchase price allocation, the Company recognized $15.6 million of goodwill and other purchased intangibles associated with the transaction. The impact the acquisition would have had on the results had the acquisition occurred at the beginning of 2001 is not material, and as such pro-forma results have not been presented.

Note 5   - Reconciliation of Weighted Average Shares

                                                                           Three Months Ended              Six Months Ended
                                                                           -------------------             ----------------
                                                                                June 30,                       June 30,
                                                                                --------                       --------
(share data in thousands)                                                    2001            2000           2001            2000
                                                                             ----            ----           ----            ----
Weighted average number of shares-basic                                    80,246          80,942         80,259          80,771
Dilutive effect of shares issuable under stock options,
   restricted stock and performance share plans                             2,128             653          2,028             527
Adjustment of shares applicable to stock options exercised during
   the period and performance share plans                                     133              70            148              99
                                                                          ---------      ---------       -------          --------
Weighted average number of shares-diluted                                  82,507          81,665         82,435          81,397
                                                                           ======          ======         ======          ======

As required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the tables outlined above. As noted in Note 2 - Reorganization Plan & Discontinued Operations, for every two shares of common stock of Old D&B held, shareholders received one share of common stock of the Company. In accordance with SFAS No. 128, the historical share information has been adjusted to restate the historical share information for consistency and comparability. Options to purchase 108,100 and 3.2 million shares of common stock were outstanding at June 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.

Note 6 - Comprehensive Income

The Company's total comprehensive income for the three-month and six-month periods ended June 30, were as follows:

                                                              Three Months Ended            Six Months Ended
(amounts in millions)                                              June 30,                     June 30,
                                                             -------------------------    --------------------------
                                                                 2001         2000           2001            2000
                                                                 ----         ----           ----            ----

Net income                                                      $36.7        $67.9          $67.6          $135.7
Other comprehensive loss - foreign currency
translation adjustment and unrealized losses on
investments                                                    (11.8)       (15.3)          (3.6)          (19.8)
                                                               ------       ------          -----          ------
Total comprehensive income                                      $24.9        $52.6          $64.0          $115.9
                                                                =====        =====          =====          ======




Note 7 - Restructuring


During the second quarter of 2001, D&B implemented the second phase of its financial flexibility program, a component of its "Blueprint for Growth" strategy which was announced in the fourth quarter of 2000. As part of this program, D&B's Board of Directors approved actions, designed to reengineer administrative functions and institute common business practices worldwide in data collections, sales and technology. The Company recorded a restructuring charge of $32.8 million, ($27.1 million after-tax), in connection with these actions. For management reporting purposes these charges were not allocated to any of D&B's business segments. The charge included $20.7 million related to severance costs associated with 535 associates, lease termination obligations arising from office closures of $3.2 million and the write-off of certain assets made obsolete or redundant and abandoned or impaired as a result of the plan of $8.9 million.

During the fourth quarter of 2000, D&B recorded a restructuring charge of $41.5 million, ($30.3 million after tax), in connection with the first phase of its financial flexibility program. The charge included $28.2 million related to severance costs, lease termination obligations arising from office closures of $8.8 million and the write-off of certain assets made obsolete or redundant and abandoned as a result of the plan of $4.5 million.

As of June 30, 2001, D&B had terminated approximately 550 of the employees affected under the first phase of the financial flexibility program. Since the financial flexibility program was announced in October 2000, the Company also terminated 270 associates whose terminations were first contemplated under the 1999 restructuring program. The Company expects to complete the remainder of the actions contemplated under the first phase of its financial flexibility program by the end of 2001 and to complete all actions under the second phase of the program within twelve months.

Also, during the second quarter of 2001, the Company determined that due to higher than anticipated voluntary attrition and careful management of turnover, severance for approximately 50 associates affected under phase one of the program will not be utilized and as such the Company reduced its remaining severance accrual by $2.9 million. In addition, the Company was able to reduce its remaining lease termination liabilities by $1.1 million as a result of more favorable market conditions and higher than anticipated sub-lease rent.

The Company has completed all actions under the 1999 plan and payment of all related costs will be made by the end of 2001.

The restructuring reserves and utilization to date were as follows:





                                                              Payments      Payments
                                                                made          made
                                                             during the     during
                                                                three       the three     Adjustments
                                                               months       months        made during
                                              Balance at        ended         ended       three months    Balance at
                                Amount       December 31,     March 31,     June 30,     ended June 30,    June 30,
                                Charged          2000           2001           2001           2001           2001
                                -------          ----           ----           ----           ----           ----

2001 Restructuring Charge
Severance and termination           $20.7             $ -            $ -         $ -               $ -          $20.7
benefits
Asset write-offs and                  8.9               -              -           -                 -            -
impairments
Lease termination obligations         3.2               -              -           -                 -           3.2
                                   ------               -              -           -                 -           ---
                                    $32.8             $ -            $ -         $ -               $ -          $23.9
                                    =====               =              =           =                 =          =====

2000 Restructuring Charge
Severance and termination           $28.2             $27.4         $(3.7)      $(3.2)            $(2.9)        $17.6
benefits
Asset write-offs and                  4.5               -              -           -                 -            -
impairments
Lease termination obligations        8.8               8.8           (3.1)         -               (1.1)          4.6
                                   ------              ----          -----       -----             -----          ---

                                    $41.5             $36.2         $(6.8)      $(3.2)            $(4.0)        $22.2
                                    =====             =====         ======      ======            ======        =====

1999 Restructuring Charge
Severance and termination           $32.7             $12.1         $(3.0)      $(6.4)             $ -           $2.7
benefits
Asset write-offs                      3.9               -              -           -                 -              -
Lease termination obligations         4.6               1.6           (.1)        (.1)               -            1.4
                                     ----              ----           ----        ----               -           ----
                                    $41.2             $13.7         $(3.1)      $(6.5)             $ -           $4.1
                                    =====             =====         ======       =====               =           ====

Note 8 - Indebtedness

In the first quarter of 2001, the Company issued $300 million in principal of notes in a private placement. During the second quarter of 2001, the Company exchanged these notes for freely-tradeable notes, with identical terms. The notes have a five-year term and bear interest at an annual rate of 6.625%, payable semi-annually. The cash proceeds from the issuance of these notes were used to repay a $300 million obligation resulting from the purchase of an unrelated partner's interest in a limited partnership.

Note 9 - Contingencies

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

Information Resources
On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants R.H. Donnelley ("Donnelley"), A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly owned subsidiary of Donnelley.

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

Under the terms of the 2000 Distribution Agreement, the Company undertook to be jointly and severally liable with Moody's for Old D&B's obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as between themselves, each of the Company and Moody's agreed to be responsible for 50% of any payments to be made with respect to the IRI action pursuant to the 1998 Distribution Agreement, including legal fees or expenses related thereto.

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

The IRS has completed its review of the utilization of certain capital losses generated during 1989 and 1990. On June 26, 2000, as part of its audit process, the IRS issued a formal assessment with respect to the utilization of these capital losses and Old D&B responded by filing a petition for a refund in the U.S. District Court for the District of Columbia on September 21, 2000.

Pursuant to a series of agreements, IMS Health and NMR are jointly and severally liable to pay one-half, and Donnelley the other half, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Donnelley pays the first $137 million.In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement whereby Old D&B has assumed all potential liabilities of Donnelley arising from these tax matters and has agreed to indemnify Donnelley in connection with such potential liabilities.

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

Note 10 - Investment in Unconsolidated Affiliates

During the first quarter of 2001, the Company invested $8.9 million in a joint venture with American International Group, Inc. called Avantrust LLC. The Company's ownership share of the joint venture, which will be accounted for under the equity method, is 41.8%. Over the next 19 months the Company has committed to invest an additional $10.6 million in Avantrust LLC.

Note 11 - Summary of Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No.142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning January 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present is unable to determine the impact of adopting SFAS No. 141 and SFAS No. 142.




Note 12 - Segment Information

                                                                       Quarter Ended                         Year-to-Date
                                                                          June 30,                              June 30,

                                                           --------------------------------      --------------------------------

Amounts in millions                                                  2001               2000                2001              2000
-----------------------------------------------------------    -------------     --------------      --------------    -------------

Operating Revenues:
      North America                                              $   217.9          $   232.5           $   481.2         $   485.7
      Europe                                                          87.7               99.1               168.0             187.9
      Asia Pacific / Latin America                                    15.1               16.2                29.1              30.7
                                                              -------------     --------------      --------------    --------------
Consolidated Operating Revenues                                  $   320.7          $   347.8           $   678.3         $   704.3
                                                              -------------     --------------      --------------    --------------
Operating Income (Loss):

      North America                                              $    63.3          $    61.6           $   148.1         $   140.8
      Europe                                                           5.2              (2.3)               (2.2)            (15.6)
      Asia Pacific / Latin America                                     1.0              (2.2)               (2.3)             (5.9)
                                                              -------------     --------------      --------------    --------------
          Total Divisions                                             69.5               57.1               143.6             119.3
      Corporate and Other                                           (38.5)             (11.1)              (54.3)            (20.4)
                                                              -------------     --------------      --------------    --------------
Consolidated Operating Income                                    $    31.0          $    46.0           $    89.3         $    98.9
                                                              -------------     --------------      --------------    --------------



Supplemental Geographic and Product Line Information:
                                                                       Quarter Ended                         Year-to-Date
                                                                          June 30,                              June 30,

                                                              --------------------------------      --------------------------------
      Geographic Revenue                                             2001               2000                2001              2000

      -----------------------------------------------------    -----------------     -----------     --------------    -------------
         United States                                           $   210.6          $   225.1           $   466.7         $   471.0
          International                                              110.1              122.7               211.6             233.3
                                                              -------------     --------------      --------------    --------------
  Consolidated Operating Revenues                                $   320.7          $   347.8           $   678.3         $   704.3
                                                              -------------     --------------      --------------    --------------
    Product Line Revenues
   -------------------------------------------------------    -------------     --------------      --------------    --------------
          Credit Information Solutions                           $   219.8          $   225.7           $   446.7         $   460.7
          Marketing Information Solutions                             73.4               74.2               156.0             152.3
          Purchasing Information Solutions                             5.9                7.1                12.4              11.8
          Receivables Management Services                             21.6               40.8                63.2              79.5
                                                              -------------     --------------      --------------    --------------
   Consolidated Operating Revenues                               $   320.7          $   347.8           $   678.3         $   704.3
                                                              -------------     --------------      --------------    --------------


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

Restructuring Charges


During the second quarter of 2001, D&B implemented the second phase of its financial flexibility program, a component of its "Blueprint for Growth" strategy which was announced in the fourth quarter of 2000. The actions approved by the Board of Directors are expected to reduce expenses and therefore generate approximately $70 million in funds that can be reallocated in 2002. The Company will reengineer administrative functions and institute common business practices worldwide. The Company recorded a restructuring charge of $32.8 million, ($27.1 million after-tax), in connection with these actions. For management reporting purposes these charges were not allocated to any of D&B's business segments. The charge included $20.7 million related to severance costs, lease termination obligations arising from office closures of $3.2 million and the write-off of certain assets made obsolete or redundant and abandoned or impaired as a result of the plan of $8.9 million.


During the fourth quarter of 2000, D&B recorded a restructuring charge of $41.5 million, ($30.3 million after tax), in connection with the first phase of its financial flexibility program. The charge included $28.2 million related to severance costs, lease termination obligations arising from office closures of $8.8 million and the write-off of certain assets made obsolete or redundant and abandoned or impaired as a result of the plan of $4.5 million.

As of June 30, 2001, D&B had terminated approximately 800 of the employees affected under the financial flexibility program. Since the start of the financial flexibility initiatives began in October 2000, the total associates expected to be terminated under the program will be approximately 1,700. The Company expects to complete the remainder of the actions contemplated under the first phase of its financial flexibility program by the end of 2001 and to complete all actions under the second phase within twelve months.

Also, during the second quarter of 2001, the Company determined that due to higher than anticipated voluntary attrition and careful management of turnover, severance for approximately 50 associates affected under phase one will not be utilized and as such the Company reduced its remaining severance accrual by $2.9 million. In addition, the Company was able to reduce its remaining lease termination liabilities by $1.1 million as a result of more favorable market conditions and higher than anticipated sub-lease rent.

Evaluation of Non-Core Businesses and Assets

In the second quarter 2001, the Company completed the sale of the operations of its Receivable Management Services ("RMS") product lines in the U.S., Canada and Hong Kong to its RMS senior management team and its European RMS operations to Intrum Justitia, B.V. with proceeds of $125 million, of which $90 million was from the sale of businesses. Approximately $35 million of the proceeds related to an exclusive contract to provide the buyers with credit information products and services over the next five years.

The Company is currently in negotiations with respect to four additional monetization opportunities. If completed, these transactions could yield approximately $30-40 million in gross proceeds to the Company.


Results of Operations

Consolidated Results

For the second quarter of 2001, the Company reported net income of $36.7 million and earnings per share of $.46 per share basic and $.44 per share diluted. This compares to second quarter 2000 income from continuing operations of $21.1 million and earnings per share from continuing operations of $.26 basic and diluted. Second quarter 2001 results included the following non recurring pre-tax items: a net restructuring charge of $28.8 million, a gain on the sale of the RMS businesses of $36.4 million, and a reversal of excess accrued reorganization costs in connection with the 2000 Distribution of $7.0 million. Excluding these one-time items, net income would have increased 17% and earnings per share would have increased 17% basic and 14% diluted over income from continuing operations in the prior year. In the second quarter of 2000, the Company reported net income of $67.9 million and earnings per share of $.84 basic and $.83 diluted, which included income from discontinued operations of $46.8 million and earnings per share from discontinued operations of $.58 basic and $.57 diluted.

For the first half of 2001, net income of $67.6 million was up 40% from the prior year's first half income from continuing operations of $48.1 million. Earnings per share for the first half of 2001 of $.84 per share basic and $.82 per share diluted, were up 40% from 2000 first half earnings per share from continuing operations of $.60 per share basic and up 39% from 2000 first half earnings per share from continuing operations of $.59 per share diluted. For the first half of 2001, excluding the one-time items noted above, income from continuing operations would have increased 16% compared to the prior year and earnings per share basic would have increased 16% and earnings per share basic and diluted would have increased 15% from prior year's results of continuing operations.

Operating revenues for the second quarter were $320.7 million in 2001 compared to $347.8 in the second quarter of 2000. With the completion of the sale of the RMS operations, the Company now defines its core businesses as its credit, marketing and purchasing information solutions. Core revenues for the second quarter of 2001 were $299.1, a 3% decline from core revenues in the second quarter of 2000. North America's core revenue was even with the prior year, offset by declines in both Europe and Asia Pacific Latin America ("APLA") of 8%. Before the effect of foreign exchange, core revenues were flat in the second quarter of 2001 compared to 2000, with European revenues decreasing 1% and APLA's revenues growing 1% from the prior year. D&B's core results, before the effect of foreign exchange, reflect a decline of 1% in revenues from traditional credit information solutions, offset by 6% growth in revenues from value added credit information solutions such as decision-support tools and services, 1% growth in marketing information solutions, and a 16% decrease in purchasing information solutions.

Operating revenues for the first half of 2001 were $678.3 million compared to $704.3 in the first half of 2000. For the first half of 2001, core revenues were down 2% from the prior year to $615.1 million. Core revenue increased in North America by 1% offset by declines in Europe of 9% and APLA of 7%. Before the effect of foreign exchange, core revenues increased 1% in the first half of 2001 compared to 2000, with European revenues remaining constant and APLA's revenues growing 1% from the prior year.

Operating expenses were down 13% to $115.8 million during the second quarter of 2001 compared to $132.9 million in the same period in 2000, resulting from cost savings achieved through the financial flexibility program discussed above. Selling and administrative costs decreased by 9% to $128.3 million during the second quarter of 2001 compared to the same period of 2000. Administrative cost savings achieved through the financial flexibility program discussed above were offset by transition costs incurred in implementing the Blueprint for Growth strategy. Depreciation and amortization decreased 10% to $23.8 million in the second quarter of 2001 as compared to the same period in 2000. Lower capitalization over the past two years and the write-off of certain assets as a result of the restructuring actions implemented resulted in lower depreciation and amortization.

Year to date operating expenses were down 8% to $247.3 million in 2001 compared to $267.8 million in 2000, resulting from cost savings achieved through the financial flexibility program discussed above. Selling and administrative costs decreased to $271.3 million during the first half of 2001, a 3% decline compared to the same period of 2000. Depreciation and amortization decreased 14% to $48.6 million in the first half of 2001 as compared to the same period in 2000.


Operating income for the second quarter of 2001 of $31.0 million was 33% lower than 2000, second quarter operating income of $46.0 million. Operating income for the first half of 2001 of $89.3 million was 10% lower than operating income of $98.9 million for the first half of 2000.


Non-operating income-net was $30.7 million for the second quarter of 2001 compared with non-operating expense-net of $7.7 million for the second quarter of 2000. Aside from the $36.4 million gain on the sale of RMS, the other components of non-operating expense-net, including interest income and expense, minority interest expense and other expense-net, remained relatively level when comparing the second quarter of 2001 with the second quarter of 2000. Non-operating income-net was $24.6 million for the first half of 2001 compared with non-operating expense-net of $14.4 million for the first half of 2000. As discussed below, in the first quarter of 2001, the Company repaid a $300 million obligation resulting from the repurchase of an unrelated partner's interest in a limited partnership using the proceeds from the issuance of $300 million, in principal, of notes.

The effective tax rate was 38.8% for the second quarter of 2001 compared with 44.8% in the second quarter of 2000. The underlying rate, excluding one-time items, was 39.5% for the second quarter 2001 as compared to 42.3% for the same period in 2000. The difference between the effective and underlying rates for 2000 is attributable to non-deductibility of certain one time items incurred in the second quarter. On a year-to-date basis, the effective tax rate was 39.1% in 2001 and 43.1% in 2000. The underlying rate was 39.5% for the first half of 2001 compared to 41.9% for the first half of 2000. The decline in the rate resulted from state and global tax planning initiatives implemented in 2001.

Segment Results

North America revenues were $217.9 million in the second quarter of 2001, a decrease of 6% from 2000 second quarter revenues of $232.5 million. As discussed previously, the core businesses are defined as credit, marketing and purchasing information solutions. Core revenues for North America were $207.9 million in the second quarter of 2001 and flat compared to the same period in the prior year. In comparing the second quarter of 2001 with the second quarter of 2000, North America's revenues from credit information solutions were up 2% to $147.0 million, marketing information solutions decreased 1% to $55.6 million, and purchasing information solutions decreased 20% to $5.3 million. Project-related marketing and purchasing revenues were impacted by the U.S. economic slowdown as customers have reduced discretionary spending. The Company expects this impact to continue in the second half of the year. North America revenues were $481.2 million in the first half of 2001, down 1% from revenues of $485.7 million in the first half of 2000. For the first half of 2001, core revenues of $442.7 million were up 1% over the first half of 2000. On a year to date basis, North America's revenue from credit information solutions was up 1%, marketing information solutions increased 3%, and purchasing information solutions increased 2%, all as compared to the same period in 2000.

North America operating income was $63.3 million in the second quarter of 2001, up 3% from the prior year operating income of $61.6 million. The 2001 second quarter operating income was negatively affected by investments in the B2B e-Commerce business, and the loss of RMS operating income effective April 30, 2001. North America operating income was $148.1 million in the first half of 2001, up 5% from the prior year operating income of $140.8 million.

Europe's revenues were $87.7 million in the second quarter of 2001, down 11% when compared to 2000 second quarter revenues of $99.1 million. European core revenues were $80.0 million in the second quarter 2001, an 8% decline from $87.3 million in the same period of 2000. However, before the effect of foreign exchange, core revenues would have decreased only 1%. In comparing the European core revenues, before the effect of foreign exchange, for the second quarter of 2001 with the second quarter of 2000, revenues from credit information solutions decreased 3%, revenues from marketing information solutions increased 5%, and revenues from purchasing information solutions increased 44%. On a year to date basis, Europe's reported revenue for 2001 was $168.0 million, down 11% compared to $187.9 million in 2000. Revenue from Europe's core business for the first half of 2001 was $150.6 million, down 9% from the same period in 2000. However, before the effect of foreign exchange core revenues would have been flat compared to 2000. This was a result of a 2% decrease in credit information solutions, an 8% increase in marketing information solutions and an increase of 66% in revenue from purchasing information solutions.

Europe reported operating income of $5.2 million for the second quarter of 2001, compared with a loss of $2.3 million for the same period in the prior year. The improvement was influenced by the restructuring actions implemented, which have reduced the cost structure. Europe reported an operating loss of $2.2 million for the first half of 2001, compared with a loss of $15.6 million for the same period in the prior year.

APLA's revenues were $15.1 million in the second quarter of 2001, down 7% compared with 2000 second quarter revenues of $16.2 million. APLA's revenues were impacted by the elimination of revenues from Singapore, Japan and Malaysia in 2001 as these businesses were contributed to joint ventures in 2000. These transactions are designed to improve the Company's international profitability. The Company's share of the ventures' results are no longer included in APLA but rather within income from affiliates. APLA posted core revenues of $11.2 million in the second quarter of 2001, a decrease of 8% compared to the same period in 2000. Excluding revenue from businesses contributed to ventures from both years' results, and before the effect of foreign exchange, APLA's core revenue would have been up 13%. In comparing the second quarter of 2001 with the second quarter of 2000, before the effect of foreign exchange, APLA credit information solutions revenues decreased 6% and marketing information solutions revenues increased 28%. Reported revenues for APLA in the first half of 2001 were $29.1 million and $30.7 million in 2000, a decline of 5%. APLA core revenues were $21.8 million in the first half of 2001 a decline of 7% compared to $23.4 million for the same period in 2000. For the first half of 2001, APLA revenues, before the effect of foreign exchange, for credit information solutions were down 4% offset by a 22% increase in marketing information solutions, as compared to the first half of 2000.

APLA reported operating income of $1.0 million in the second quarter of 2001 compared with a loss of $2.2 million in the second quarter of 2000. Year to date APLA's operating loss was $2.3 million in 2001 compared to a loss of $5.9 million in the first half of 2000.


Summary of Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No.142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning January 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present is unable to determine the impact of adopting SFAS No. 141 and SFAS No. 142.


Liquidity and Financial Position

On June 30, 2001, cash and cash equivalents totaled $185.2 million, an increase of $115.1 million from $70.1 million held at December 31, 2000.


Operating activities generated net cash of $150.7 million during the first half of 2001 compared with net cash used by continuing operations of $45.2 million in the first half of 2000. During the first half of 2000, the Company made a $174.7 million payment to the IRS, which was reflected as a reduction to accrued income taxes and cash generated by operations. Excluding the impact of the payment, cash generated by the operating activities of continuing operations would have been $129.5 million. During the first half of 2001, the Company made payments for severance and lease termination obligations arising from the restructuring actions described above of $19.6 million.

Net cash provided by investing activities was $28.0 million for the first half of 2001 compared to net cash used in investing activities of $57.0 million in 2000. In the first half of 2001 capital expenditures and additions to computer software and other intangibles totaled $27.2 million compared with $37.7 million in the first half of 2000. The Company has decreased its spending on capital expenditures and computer software and other intangibles and redirected investment in conjunction with its Blueprint for Growth Strategy. Net cash used in investing activities in 2000 included $23.7 million of net cash used in investing activities of discontinued operations.

During the first quarter of 2001, the Company invested $8.9 million in a joint venture with American International Group, Inc. called Avantrust LLC. Over the next 19 months the Company has committed to invest an additional $10.6 million in Avantrust LLC.


During the second quarter of 2001, the Company completed the sale of the operations of its Receivable Management Services ("RMS") product lines in the U.S., Canada and Hong Kong to its RMS senior management team and its European RMS operations to Intrum Justitia, B.V with proceeds of approximately $125 million of which $90 million was from the sale of businesses. The Company received approximately $76 million in cash and a note receivable for approximately $14 million, due in the fourth quarter of 2001. Approximately $35 million of the proceeds related to contracts to provide the buyers with credit information products over five years. This amount was recorded in deferred revenue and reflected as an increase to cash provided by operating activities. Also, in the second quarter of 2001, the Company completed the acquisition of iMarket, a provider of business-to-business sales and marketing solutions for small and mid-sized companies. The Company had held a minority interest in iMarket and paid approximately $19 million to acquire the remainder of the business it did not already own, excluding $2.6 million of cash acquired.


Net cash used in financing activities was $63.3 million during the first half of 2001 compared with net cash provided by financing activities of $125.1 million in the first half of 2000. Payments of dividends by Old D&B accounted for $59.8 million of cash used in the first half of 2000. The Company no longer pays dividends.

In the first quarter of 2001, the Company issued $300 million in principal of notes. During the second quarter of 2001, the Company exchanged these notes for freely-tradeable notes, with identical terms. The notes have a five-year term and bear interest at an annual rate of 6.625%, payable semi-annually. The cash proceeds from the issuance of these notes were used to repay a $300 million obligation resulting from the purchase of an unrelated partner's interest in a limited partnership.


During the first quarter of 2001, the Company repaid the commercial paper outstanding at December 31, 2000 of $49.5 million. During the first half of 2000, Old D&B increased its net commercial paper borrowings by $167.1 million, in order to fund the tax payment discussed above. At June 30, 2001, the Company did not have any commercial paper outstanding.


In the first half of 2001, D&B repurchased 947,500 shares of its common stock for $25.3 million in connection with its Employee Stock Purchase Plan and to offset a portion of the shares issued under the Company's stock incentive plans. Proceeds received in connection with the Company's stock plans were $10.9 million in the first half of 2001. In May 2001, the Company announced that its Board of Directors authorized a one-year share repurchase program of up to $100 million, funded with the proceeds from the RMS sale. The program is in addition to the Company's existing share repurchase program announced in September 2000 to offset the dilutive effect of shares issued under employee benefit arrangements. As of the end of the second quarter, 47,000 shares for $1.2 million had been repurchased.

In the first half of 2000, Old D&B repurchased 125,000 shares for $3.5 million in connection with Old D&B's Employee Stock Purchase Plan and to offset a portion of the shares issued under incentive plans. Proceeds received in connection with Old D&B stock plans were $22.9 million for the first half of 2000.


New European Currency

On January 1, 2002, twelve of the countries in the European Union will complete the three-year transition to a single European currency, the euro, to replace the national currency of each participating country. Early in the transition period, the Company established a task force to address issues related to the euro. The Company believed that the euro conversion might have a material impact on its operations and financial condition if it failed to successfully address such issues. The task force prepared a project plan which included the following : ensuring that the Company's information technology systems that process data for inclusion in the Company's products and services can appropriately handle amounts denominated in euro contained in data provided to the Company by third-party data suppliers; modification of the Company's products and services to deal with euro-related issues; and modification of the Company's internal systems (such as payroll, accounting and financial reporting) to deal with euro-related issues. All targets within the project plan for the first half of 2001 have been met, and at June 30, 2001, the project plan was substantially completed. It is the Company's intention to ensure that all remaining tasks required to complete the transition to the euro are carried out by January 1, 2002. The cost of the modifications covered by the project plan have not had a material effect on the Company's results of operations, cash flows or financial condition. There is no guarantee that all problems have been foreseen and corrected, or that no material disruption of the Company's business will occur. The conversion to the euro may have competitive implications for the Company's pricing and marketing strategies, which could be material in nature. However, any such impact is not known at this time.



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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

The Company's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation's 2000 Consolidated Financial Statements included in its Annual Report on Form 10-K provide a more detailed discussion of the market risks affecting operations. As of June 30, 2001, no material change had occurred in the Company's market risks, as compared to the disclosure in the Form 10-K for the year ending December 31, 2000.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
Information in response to this Item is included in Note 9 - Contingencies on Pages 9-12 in Part I, Item 1 of this Form 10-Q.


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:
        Exhibit 10.29 - The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (as amended and restated June 20, 2001).

(b)     Reports on Form 8-K:
        No current reports filed during quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              THE DUN & BRADSTREET CORPORATION


Date: August 1, 2001                 By:      CHESTER J. GEVEDA, JR.
                                              ---------------------------------
                                              Chester J. Geveda, Jr.
                                              Vice President and Controller
                                              and Acting Chief Financial Officer