Form 10-Q
period 2001-09-30
DUN & BRADSTREET CORP/NW
filed 2001-10-29
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001
                               ------------------


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                -------------------         --------------------

                        Commission file number 001-15967


                        THE DUN & BRADSTREET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                                22-3725387
-----------------------------------------------------------    -----------------
-----------------------------------------------------------    -----------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

One Diamond Hill Road, Murray Hill, NJ                                   07974
-----------------------------------------------------------    -----------------
-----------------------------------------------------------    -----------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code              (908) 665-5000
                                                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                             Shares Outstanding
                      Title of Class                       at September 30, 2001
                      --------------                       ---------------------
                      Common Stock,
                 par value $.01 per share                         78,547,133

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                                                   PAGE
-----------------------------                                                                   ----

Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
  Three and Nine Months Ended September 30, 2001 and 2000                                        3


Consolidated Balance Sheets (Unaudited)
     September 30, 2001 and December 31, 2000                                                    4


Consolidated Statements of Cash Flows (Unaudited)
    Nine Months Ended September 30, 2001 and 2000                                                5

Notes to Consolidated Financial Statements (Unaudited)                                          6-14


Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                15-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk                               24


PART II.  OTHER INFORMATION


Item 1. Legal Proceedings                                                                        25

Item 6. Exhibits and Reports on Form 8-K                                                         25

SIGNATURES                                                                                       26
----------


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)


                                                                           Quarter Ended                         Year-to-Date
                                                                           September 30,                         September 30,

                                                              --------------------------------      --------------------------------

Amounts in millions, except per share data                             2001             2000                2001            2000
-----------------------------------------------------          ----------------     ------------      --------------    ------------


Operating Revenues                                                  $ 290.5            $ 334.9             $ 968.8         $ 1,039.2
----------------------------------------------------------     ----------------     --------------    --------------    ------------


Operating Costs:
      Operating Expenses                                               97.4              122.1               344.7             389.9

      Selling and Administrative Expenses                             116.2              133.5               387.5             412.5

      Depreciation and Amortization                                    23.3               28.7                71.9              85.1

      Restructuring Expense - Net                                         -                  -                28.8                 -

      Reorganization Costs                                                -               26.4               (7.0)              28.6

---------------------------------------------------------       ---------------     --------------    --------------    ------------
Operating Costs                                                       236.9              310.7               825.9             916.1
---------------------------------------------------------       ---------------     --------------    --------------    ------------
Operating Income                                                       53.6               24.2               142.9             123.1
---------------------------------------------------------       ---------------     --------------    --------------    ------------
Non-Operating Income (Expense) - Net:
      Interest Income                                                  2.0                1.2                 4.3               3.0

      Interest Expense                                                (5.1)              (3.2)              (11.9)             (7.2)

      Minority Interest Expense                                          -               (5.6)               (5.4)            (16.8)

      Other Income (Expense) - Net                                    (0.5)               8.0                34.0               7.0
---------------------------------------------------------       ----------------     --------------   --------------    ------------
Non-Operating Income (Expense) - Net                                  (3.6)               0.4                21.0             (14.0)
---------------------------------------------------------       ----------------     --------------   --------------    ------------
Income before Provision for Income Taxes                              50.0               24.6               163.9             109.1

Provision for Income Taxes                                            19.4               17.5                63.9              53.9

Equity in Net Losses of Affiliates                                    (1.5)                 -               (3.3)                 -
--------------------------------------------------------        ----------------     --------------   --------------    ------------
Income from Continuing Operations                                     29.1                7.1                96.7              55.2

Income from Discontinued Operations, Net of Income Taxes
      of $29.5 and $86.2 in 2000                                         -               45.4                   -             133.0
--------------------------------------------------------        ----------------     --------------   --------------    ------------
Net Income                                                         $  29.1            $  52.5             $  96.7           $ 188.2
--------------------------------------------------------        ----------------     --------------   --------------    ------------
Basic Earnings Per Share of Common Stock:
      From Continuing Operations                                   $  0.37            $  0.09             $  1.21           $  0.68
      From Discontinued Operations                                       -               0.56                   -              1.65
--------------------------------------------------------        ----------------     --------------   --------------    ------------
Basic Earnings Per Share of Common Stock                           $  0.37            $  0.65             $  1.21           $  2.33
--------------------------------------------------------        ----------------     --------------   --------------    ------------
Diluted Earnings Per Share of Common Stock:
      From Continuing Operations                                   $  0.36            $  0.09             $  1.18           $  0.68
      From Discontinued Operations                                       -               0.55                   -              1.63
--------------------------------------------------------        ----------------     --------------   --------------    ------------
Diluted Earnings Per Share of Common Stock                         $  0.36            $  0.64             $  1.18           $  2.31
--------------------------------------------------------        ----------------     --------------   --------------    ------------
--------------------------------------------------------        ----------------     --------------   --------------    ------------
Dividends Paid Per Share of Common Stock                            $    -            $ 0.185              $    -           $ 0.555
--------------------------------------------------------        ----------------     --------------   --------------    ------------
--------------------------------------------------------        ----------------     --------------   --------------    ------------
Weighted Average Number of Shares Outstanding:
      Basic                                                           79.4               81.1                80.0              80.9
--------------------------------------------------------        ----------------     --------------   --------------    ------------
      Diluted                                                         81.8               81.9                82.1              81.5
--------------------------------------------------------        ----------------     --------------   --------------    ------------

The accompanying notes are an integral part of the consolidated financial statements.


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                                                   September 30,       December 31,
Dollar amounts in millions, except per share data                                                           2001               2000

------------------------------------------------------------------------------------------------------------------------------------



Assets

Current Assets
Cash and Cash Equivalents                                                                             $    170.8          $    70.1
Accounts Receivable---Net of Allowance of $20.3 in 2001 and  $19.5 in 2000                                 290.5              376.3
Other Current Assets                                                                                        87.5               92.2
                                                                                              --------------------------------------
                    Total Current Assets                                                                   548.8              538.6
------------------------------------------------------------------------------------------    --------------------------------------
Non-Current Assets
Property, Plant and Equipment, Net                                                                         179.0              202.8
Prepaid Pension Costs                                                                                      317.7              268.9
Computer Software, Net                                                                                     108.1              131.3
Goodwill and Other Purchased Intangibles, Net                                                              141.0              145.2
Other Non-Current Assets                                                                                   121.7              136.8
                                                                                              --------------------------------------
                    Total Non-Current Assets                                                               867.5              885.0
------------------------------------------------------------------------------------------    --------------------------------------
Total Assets                                                                                         $   1,416.3        $   1,423.6
------------------------------------------------------------------------------------------    --------------------------------------
------------------------------------------------------------------------------------------    --------------------------------------
Current Liabilities
Notes Payable                                                                                          $     0.2          $    49.6
Other Accrued and Current Liabilities                                                                      334.2              353.5
Unearned Subscription Income                                                                               348.6              340.0
                                                                                              --------------------------------------
                    Total Current Liabilities                                                              683.0              743.1
                                                                                              --------------------------------------

Pension and Postretirement Benefits                                                                        373.0              373.2
Long Term Debt                                                                                             299.6                  -
Other Non-Current Liabilities                                                                               81.4               56.7

Contingencies (Note 8)

Minority Interest                                                                                            1.3              301.6

Shareholders' Equity
Preferred Stock, $.01 par value per share, authorized---10,000,000 shares;
     --- outstanding---none
Series Common Stock,  $.01 par value per share, authorized---10,000,000 shares;
     --- outstanding---none
Common Stock, $.01 par value per share, authorized---200,000,000 and
     400,000,000 shares for 2001 and 2000 respectively---issued---81,945,520                                 0.8                0.8
Unearned Compensation Restricted Stock                                                                      (2.0)              (1.9)
Capital Surplus                                                                                            229.5              241.1
Retained Earnings                                                                                          105.9               13.2
Treasury Stock, at cost, 3,398,387 and 1,790,620 shares  for
     2001 and 2000 respectively
                                                                                                          (94.4)             (45.3)
Cumulative Translation Adjustment                                                                        (208.2)            (205.3)
Minimum Pension Liability                                                                                 (53.6)             (53.6)
------------------------------------------------------------------------------------------    --------------------------------------
Total Shareholders' Equity                                                                                (22.0)             (51.0)
------------------------------------------------------------------------------------------    --------------------------------------
Total Liabilities and Shareholders' Equity                                                           $   1,416.3        $   1,423.6
------------------------------------------------------------------------------------------    --------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30,

Dollar amounts in millions                                                                           2001               2000

------------------------------------------------------------------------------------------    --------------    ---------------


Cash Flows from Operating Activities:
Net Income                                                                                          $  96.7            $ 188.2
Less:
Net Income from Discontinued Operations                                                                   -              133.0
------------------------------------------------------------------------------------------    --------------    ---------------
Net Income from Continuing Operations                                                                  96.7               55.2

Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                                                          71.9               85.1
Gain from Sale of Businesses                                                                          (43.0)                 -
Investment Write-offs                                                                                   6.1                  -
Equity Losses in Excess of Dividends Received from Affiliates                                           3.3                  -
Restructuring Expense, Net                                                                             28.8                  -
Restructuring Payments                                                                                (28.9)             (16.0)
Decrease in Accounts Receivable                                                                        58.9               26.3
Deferred Revenue from RMS Agreement                                                                    32.3                  -
Deferred Income Taxes                                                                                  (1.8)              31.6
Accrued Income Taxes, Net                                                                                 -             (138.4)
Net Increase (Decrease) in Long Term Liabilities                                                        1.3               (0.6)
Increase in Other Long Term Assets                                                                    (34.9)             (32.3)
Net Increase in Other Working Capital Items                                                            (9.2)             (20.1)
Other                                                                                                   0.3               (3.9)
                                                                                              --------------    ---------------
Net Cash Provided by (Used in) Operating Activities:
Continuing Operations                                                                                 181.8              (13.1)
Discontinued Operations                                                                                   -               (2.5)
------------------------------------------------------------------------------------------    --------------    ---------------
Net Cash Provided by (Used in) Operating Activities                                                   181.8              (15.6)
------------------------------------------------------------------------------------------    --------------    ---------------
Cash Flows from Investing Activities:
Cash Proceeds from Sale of Businesses                                                                  88.1                  -
Payments for Acquisition of Business, Net of Cash Acquired                                           (16.6)                  -
Capital Expenditures                                                                                 (11.8)              (19.8)
Additions to Computer Software and Other Intangibles                                                 (26.6)              (33.4)
Investments in Unconsolidated Affiliates                                                              (8.9)                  -
Net Cash Used in Investing Activities of Discontinued Operations                                         -               (26.2)
Other                                                                                                  5.7                (7.2)
------------------------------------------------------------------------------------------    --------------    ---------------
Net Cash Provided by (Used in) Investing Activities                                                   29.9               (86.6)
------------------------------------------------------------------------------------------    --------------    ---------------
Cash Flows from Financing Activities:
Payment of Dividends                                                                                     -               (89.8)
Payments for Purchase of Treasury Shares                                                             (84.2)               (3.5)
Net Proceeds from Stock Plans                                                                         16.2                30.7
Decrease in Commercial Paper Borrowings                                                              (49.5)             (100.7)
Repayment of Minority Interest Obligations                                                          (300.0)                  -
Increase in Long-Term Borrowings                                                                     299.6                   -
Net Cash Provided by Financing Activities of Discontinued Operations                                     -               195.5
Other                                                                                                  5.5                 1.3
-------------------------------------------------------------------------------------------   --------------    ---------------
Net Cash (Used in) Provided by Financing Activities                                                 (112.4)               33.5
------------------------------------------------------------------------------------------    --------------    ---------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                           1.4                (1.3)
------------------------------------------------------------------------------------------    --------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents                                                     100.7               (70.0)
Cash and Cash Equivalents, Beginning of Year                                                          70.1               109.4
------------------------------------------------------------------------------------------    --------------    ---------------
Cash and Cash Equivalents, End of Quarter                                                           $ 170.8            $  39.4
------------------------------------------------------------------------------------------    --------------    ---------------


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


Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the net operating results of Moody's have been reported in the caption "Income from Discontinued Operations, Net of Income Taxes" in the consolidated statements of operations. For the nine months ended September 30, 2000, operating revenues of Moody's were $441.1 million.





Note 3   - Divestiture


During the third quarter of 2001, the Company completed the sale of a majority stake in its Australia/New Zealand operations to a newly formed company controlled by the existing local management team and their partners. The Company received proceeds of approximately $23 million, consisting of $12 million in cash, and a note of approximately $11 million, due in the fourth quarter of 2001. The Company recognized within other income, a pre-tax gain of $6.6 million associated with the sale and will recognize an additional gain on the payment of the note.

Note 4 - Reconciliation of Weighted Average Shares

                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30,                  September 30,
(share data in thousands)                                                    2001            2000           2001            2000
                                                                             ----            ----           ----            ----

Weighted average number of shares-basic                                    79,430          81,108         79,980          80,884
Dilutive effect of shares issuable under stock options,
   restricted stock and performance share plans                             2,216             754          1,934             579
Adjustment of shares applicable to stock options exercised during
   the period and performance share plans                                     134              68           147               76
                                                                        ---------        ---------      ---------       ---------
Weighted average number of shares-diluted                                  81,780          81,930         82,061          81,539
                                                                        =========        =========      =========       =========

As required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the tables outlined above. As noted in Note 2 - Reorganization Plan and Discontinued Operations, for every two shares of common stock of Old D&B held, shareholders received one share of common stock of the Company. In accordance with SFAS No. 128, the historical share information has been adjusted to restate the historical share information for consistency and comparability. Options to purchase 0.2 million and 1.5 million shares of common stock were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.

Note 5 - Comprehensive Income

The Company's total comprehensive income for the three-month and nine-month periods ended September 30, was as follows:

                                                              Three Months Ended            Nine Months Ended
(amounts in millions)                                           September 30,                 September 30,
                                                          -------------------------    --------------------------
                                                                 2001         2000           2001            2000
                                                                 ----         ----           ----            ----
Net income                                                      $29.1        $52.5          $96.7          $188.2
Other comprehensive income (loss) - foreign currency
translation adjustment and unrealized income (loss) on
investments                                                       0.6          3.0           (2.9)          (16.8)
                                                                  ---          ---          -----          ------
Total comprehensive income                                      $29.7        $55.5          $93.8          $171.4
                                                                =====        =====          =====          ======


Note 6 - Restructuring

During the second quarter of 2001, D&B implemented the second phase of its financial flexibility program, a component of its "Blueprint for Growth" strategy which was announced in the fourth quarter of 2000. As part of this program, D&B's Board of Directors approved actions designed to reengineer administrative functions and institute common business practices worldwide in data collections, sales and technology. The Company recorded a restructuring charge of $32.8 million, ($27.1 million after-tax), in connection with these actions. For management reporting purposes these charges were not allocated to any of D&B's business segments. The charge included $20.7 million related to severance costs associated with 535 associates, lease termination obligations arising from office closures of $3.2 million and the write-off of certain assets made obsolete or redundant and abandoned or impaired as a result of the plan of $8.9 million.


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


As of September 30, 2001, D&B had terminated approximately 690 of the employees affected under the first phase of the financial flexibility program and 50 under the second phase. Since the financial flexibility program was announced in October 2000, the Company also terminated 270 associates whose terminations were first contemplated under the 1999 restructuring program. The Company expects to complete the remainder of the actions contemplated under the first phase of its financial flexibility program by the end of 2001 and to complete all actions under the second phase of the program by June 30, 2002.

Also, during the second quarter of 2001, the Company determined that due to higher than anticipated voluntary attrition and careful management of turnover, severance for approximately 50 associates affected under phase one of the program will not be utilized. As a result the Company reduced its remaining severance accrual by $2.9 million. In addition, the Company was able to reduce its remaining lease termination liabilities by $1.1 million as a result of more favorable market conditions and higher than anticipated sub-lease rent.


The Company has completed all actions under the 1999 plan and payment of all related costs will be made by the end of 2001.

The restructuring reserves and utilization to date were as follows:



                                                           Payments        Payments                      Payments
                                                             made            made                          made
                                                           during the      during the     Adjustments    during the
                                                             three           three        made during      three
                                                             months          months       three months     months
                                Amount       Balance at      ended           ended           ended         ended       Balance at
                                Charged       12/31/00      3/31/01        6/30/01          6/30/01        9/30/01      9/30/01
                                -------       --------      -------        -------          -------       -------      -------


2001 Restructuring Charge
Severance and termination         $20.7            $-            $-           $-               $-          $(0.9)          $19.0
benefits
Asset write-offs and                8.9             -             -            -                -              -               -
impairments
Lease termination obligations       3.2             -             -            -                -           (1.6)            1.6
                                  -----            --            --           --               --          ------          -----
                                  $32.8            $-            $-           $-               $-          $(3.3)          $20.6
                                  =====            ==            ==           ==               ==          ======          =====


2000 Restructuring Charge

Severance and termination         $28.2           $27.4        $(3.7)       $(3.2)           $(2.9)       $(4.9)          $13.5
benefits
Asset write-offs and                4.5             -             -            -                -            -              -
impairments
Lease termination obligations       8.8            8.8          (3.1)          -              (1.1)        (0.3)            4.3
                                   ----           ----          -----       -----             -----        -----          -----
                                  $41.5           $36.2        $(6.8)       $(3.2)           $(4.0)       $(4.4)          $17.8
                                  =====           =====        ======       ======           ======       ======          =====


1999 Restructuring Charge

Severance and termination           $32.7           $12.1        $(3.0)       $(6.4)             $-         $(1.5)           $1.2
benefits
Asset write-offs                      3.9             -             -            -                -            -               -
Lease termination obligations         4.6             1.6         (0.1)        (0.1)              -          (0.1)            1.3
                                    -----           -----        -----        -----               -         ------            ---
                                    $41.2           $13.7        $(3.1)       $(6.5)             $-         $(1.6)           $2.5
                                    =====           =====        ======       ======             ==         ======           ====


Note 7 - Financing Arrangements

In September 2001, D&B renewed its $175 million committed bank facility. The facility matures in September 2002. The company also maintains a second facility permitting borrowings of up to an additional $175 million that matures in September 2005. Under these facilities D&B has the ability to borrow at prevailing short-term interest rates. D&B has not drawn on these facilities since their inception and has no borrowings outstanding under these facilities at September 30, 2001. These facilities are available for general corporate purposes, including to support D&B's commercial paper program.

Note 8 - Contingencies


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


Pursuant to the 2000 Distribution Agreement, the Company and Moody's each agreed to be financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described above, to the extent such potential liabilities are not directly attributable to their respective business operations.


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


Note 9 - Summary of Recent Accounting Pronouncements

On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144, however, retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 ("Opinion 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. SFAS No. 144, however, retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary.

The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 beginning January 1, 2002. The Company is considering the provisions of SFAS No. 144 and at present is unable to determine the impact of adopting SFAS No. 144.

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

Note 10 - Segment Information

                                                                         Quarter Ended                        Year-to-Date
                                                                         September 30,                        September 30,
                                                                  ------------------------------      ------------------------------

Amounts in millions                                                    2001             2000              2001              2000
--------------------------------------------------------------    -------------    -------------      ------------     -------------

Operating Revenues:
     North America                                                   $  200.7        $   229.6          $  681.9         $   715.3
     Europe                                                              74.5             88.0             242.5             275.9
     Asia Pacific / Latin America                                        15.3             17.3              44.4              48.0
                                                                  -------------    -------------      ------------     -------------
Consolidated Operating Revenues                                      $  290.5        $   334.9          $  968.8        $  1,039.2
                                                                  -------------    -------------      ------------     -------------

Operating Income (Loss):
     North America                                                   $   61.9        $    64.4          $  210.0         $   205.2
     Europe                                                               4.7             (3.7)              2.5             (19.3)
     Asia Pacific / Latin America                                         2.0             (0.2)             (0.3)             (6.1)
                                                                  -------------    -------------      ------------     -------------
          Total Divisions                                                68.6             60.5             212.2             179.8
     Corporate and Other                                                (15.0)           (36.3)            (69.3)            (56.7)
                                                                  -------------    -------------      ------------     -------------
Consolidated Operating Income                                        $   53.6        $    24.2          $  142.9         $   123.1

                                                                  -------------    -------------      ------------     -------------




Supplemental Geographic and Product Line Information:
                                                                         Quarter Ended                       Year-to-Date
                                                                         September 30,                       September 30,

                                                                  ------------------------------      ------------------------------

     Geographic Revenue                                               2001             2000              2001              2000
     ---------------------------------------------------------    ------------     -------------      -------------    -------------
          United States                                             $  194.4        $   222.3          $  661.1         $   693.3
          International                                                 96.1            112.6             307.7             345.9
                                                                  -------------    -------------      ------------     -------------

     Consolidated Operating Revenues                                $  290.5        $   334.9          $  968.8        $  1,039.2
                                                                  -------------    -------------      ------------     ------------

     Product Line Revenues
     ---------------------------------------------------------    -------------    -------------      -------------    -------------
          Credit Information Solutions                              $  207.8        $   209.9          $  652.9         $   667.0
          Marketing Information Solutions                               71.2             74.2             226.7             225.6
          Purchasing Information Solutions                               6.3              8.5              18.7              20.3
          Receivables Management Services and                            5.2             42.3              70.5             126.3
          Other Divested Businesses
                                                                  -------------    -------------      ------------     -------------
     Consolidated Operating Revenues                                $  290.5        $   334.9          $  968.8        $  1,039.2
                                                                  -------------    -------------      ------------     -------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

2000 Distribution


On September 30, 2000, the company then known as The Dun & Bradstreet Corporation ("Old D&B") separated into two independent, publicly traded companies -- The New D&B Corporation ("D&B" or the "Company") and Moody's Corporation ("Moody's"). The separation was accomplished through a tax-free distribution to shareholders of Old D&B (the "2000 Distribution") of all of the shares of common stock of D&B. For every two shares of common stock of Old D&B held, shareholders received one share of common stock of D&B. Following the 2000 Distribution, Old D&B was renamed "Moody's Corporation" and D&B was renamed "The Dun & Bradstreet Corporation." Due to the relative significance of D&B as compared to Moody's, the 2000 Distribution has been accounted for as a reverse spin-off. As such, D&B has been classified as continuing operations and Moody's as discontinued operations.


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

Restructuring Charges


During the second quarter of 2001, D&B implemented the second phase of its financial flexibility program, a component of its "Blueprint for Growth" strategy which was announced in the fourth quarter of 2000. The actions approved by the Board of Directors are expected to reduce expenses and therefore generate approximately $70 million in funds that can be reallocated in 2002. Under this program the Company will reengineer administrative functions and institute common business practices worldwide. The Company recorded a restructuring charge of $32.8 million ($27.1 million after-tax) in connection with these actions. For management reporting purposes, these charges were not allocated to any of D&B's business segments. The charge included $20.7 million related to severance costs, lease termination obligations arising from office closures of $3.2 million and the write-off of certain assets made obsolete or redundant and abandoned or impaired as a result of the plan of $8.9 million.


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


As of September 30, 2001, D&B had terminated approximately 1,000 of the employees affected under the financial flexibility program. Since the start of the financial flexibility initiatives began in October 2000, the total associates expected to be terminated under the program will be approximately 1,700. The Company expects to complete the remainder of the actions contemplated under the first phase of its financial flexibility program by the end of 2001 and to complete all actions under the second phase by June 30, 2002.

Also, during the second quarter of 2001, the Company determined that due to higher than anticipated voluntary attrition and careful management of turnover, severance for approximately 50 associates affected under phase one of the program will not be utilized. As a result the Company reduced its remaining severance accrual by $2.9 million. In addition, the Company was able to reduce its remaining lease termination liabilities by $1.1 million as a result of more favorable market conditions and higher than anticipated sub-lease rent.


Evaluation of Non-Core Businesses and Assets


During the third quarter of 2001, the Company completed the sale of a majority stake in its Australia/New Zealand operations to a newly formed company controlled by the existing local management team and their partners. The Company received proceeds of approximately $23 million, consisting of $12 million in cash, and a note of approximately $11 million, due in the fourth quarter of 2001. Early in the fourth quarter, the Company also signed a definitive agreement to sell a major portion of its minority investment in its South African operations. Proceeds of these sales will total approximately $30 million pre-tax. These transactions are part of the previously announced asset monetization opportunities which were expected to total approximately $30-40 million in gross proceeds to the Company.

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



Results of Operations

Consolidated Results


For the third quarter of 2001, the Company reported net income of $29.1 million and earnings per share of $.37 per share basic and $.36 per share diluted. This compares to third quarter 2000 income from continuing operations of $7.1 million and earnings per share from continuing operations of $.09 per share basic and diluted. Third quarter 2001 results included the following non recurring pre-tax items: a gain on the sale of a majority stake in the Company's Australia/New Zealand operations of $6.6 million, write down of certain investments of $6.1 million, and write-off of assets lost in the World Trade Center attack of $1.0 million. Third quarter 2000 results of continuing operations included one-time pre-tax reorganization costs, in connection with the 2000 Distribution, of $26.4 million and a gain on the settlement of litigation of $10.1 million. Excluding the one-time items in both years, income from continuing operations would have increased 20% and earnings per share would have increased 24% basic and 21% diluted over income from continuing operations in the prior year. In the third quarter of 2000, the Company reported net income of $52.5 million and earnings per share of $.65 per share basic and $.64 per share diluted, which included income from discontinued operations of $45.4 million and earnings per share from discontinued operations of $.56 per share basic and $.55 per share diluted.

For the first nine months of 2001, net income of $96.7 million was up 75% from the prior year's first nine months income from continuing operations of $55.2 million. Earnings per share for the first nine months of 2001 of $1.21 per share basic and $1.18 per share diluted were up 78% from 2000 first nine months earnings per share from continuing operations of $.68 per share basic and up 74% from 2000 first nine months earnings per share from continuing operations of $.68 per share diluted. In addition to the one-time items noted above, year-to-date 2001 results also included the following non recurring pre-tax items: a net restructuring charge of $28.8 million, a gain on the sale of the RMS businesses of $36.4 million, and a reversal of excess accrued reorganization costs in connection with the 2000 Distribution of $7.0 million. Year-to-date 2000 results of continuing operations included one-time pre-tax reorganization costs, in connection with the 2000 Distribution, of $28.6 million and a gain on the settlement of litigation of $10.1 million. For the first nine months of 2001, excluding the one-time items noted above, income from continuing operations would have increased 17% compared to the prior year and earnings per share basic would have increased 19% and earnings per share diluted would have increased 17% from prior year's results of continuing operations.

Operating revenues for the third quarter were $290.5 million in 2001 compared to $334.9 million in the third quarter of 2000. Following the sale of the RMS operations, the Company is focused on the growth of its core businesses, its credit, marketing and purchasing information solutions. The Company has excluded the results of businesses which have been divested and businesses affected by model changes from its definition of core revenues. Core revenues for the third quarter of 2001 were $285.3 million, a 3% decline from core revenues in the third quarter of 2000. North America's core revenue declined 2% from the prior year, compounded by declines in Europe of 3% and Asia Pacific Latin America ("APLA") of 7%. Before the effect of foreign exchange, core revenues were down 1% in the third quarter of 2001 compared to 2000, with European revenues increasing 3% and APLA's revenues increasing 1% from the prior year. D&B's core results, before the effect of foreign exchange, were up 1% in credit information solutions which reflect flat revenues from traditional credit information solutions offset by 8% growth in revenues from value-added credit information solutions including credit scores, as well as, a 2% decline in marketing information solutions, and a 27% decrease in purchasing information solutions. See below for a discussion of the impact of economic factors on the Company's results.

Operating revenues for the first nine months of 2001 were $968.8 million compared to $1,039.2 million in the first nine months of 2000. For the first nine months of 2001, core revenues were down 2% from the prior year to $898.3 million. Core revenues in North America and APLA were flat with prior year offset by declines in Europe of 7%. Before the effect of foreign exchange, core revenues increased 1% in the first nine months of 2001 compared to 2000, with North American revenues remaining flat, European revenues increasing 1% and APLA's revenues increasing 9% from the prior year. D&B's core revenues, before the effect of foreign exchange, were up 1% in credit information solutions which reflect a decline of 1% in traditional credit information solutions revenue compared to the prior year offset by an 10% increase in value-added credit information solutions, as well as, a 3% increase in marketing information solutions and a 8% decrease in purchasing information solutions year-to-date.

Operating expenses were down 20% to $97.4 million during the third quarter of 2001 compared to $122.1 million in the same period in 2000, resulting from cost savings achieved through the financial flexibility program discussed above. Selling and administrative costs decreased by 13% to $116.2 million during the third quarter of 2001 compared to the same period of 2000. Administrative cost savings achieved through the financial flexibility program discussed above were offset slightly by transition costs incurred in implementing the Blueprint for Growth strategy and planned spending in the B2B business. Depreciation and amortization decreased 19% to $23.3 million in the third quarter of 2001 as compared to the same period in 2000. Lower capitalization over the past two years and the write-off of certain assets as a result of the restructuring actions implemented resulted in lower depreciation and amortization.

Year-to-date operating expenses were down 12% to $344.7 million in 2001 compared to $389.9 million in 2000, resulting from cost savings achieved through the financial flexibility program discussed above. Selling and administrative costs decreased to $387.5 million during the first nine months of 2001, a 6% decline compared to the same period of 2000. Depreciation and amortization decreased 16% to $71.9 million in the first nine months of 2001 as compared to the same period in 2000.

Operating income for the third quarter of 2001 of $53.6 million showed a significant increase over the prior year, third quarter of 2000 operating income was $24.2 million. Operating income for the first nine months of 2001 of $142.9 million was 16% higher than operating income of $123.1 million for the first nine months of 2000.

Non-operating expense-net was $3.6 million for the third quarter of 2001 compared with non-operating income-net of $0.4 million for the third quarter of 2000. Interest income is up due to higher cash levels associated with debt reduction. As discussed below, in the first quarter of 2001, the Company repaid a $300 million obligation resulting from the repurchase of an unrelated partner's interest in a limited partnership using the proceeds from the issuance of $300 million, in principal, of notes and as a result there was no minority interest expense in the current quarter. As a result of lower debt levels, the Company's total financing costs have decreased year over year. Excluding the one-time items discussed above, other expense-net remained relatively level when comparing the third quarter of 2001 with the third quarter of 2000. Non-operating income-net was $21.0 million for the first nine months of 2001 compared with non-operating expense-net of $14.0 million for the first nine months of 2000 with variations consistent with the quarter.

The effective tax rate was 38.7% for the third quarter of 2001 compared with 71.1% in the third quarter of 2000. The underlying rate, excluding one-time items, was 40.9% for the third quarter 2001 as compared to 42.0% for the same period in 2000. The difference between the effective and underlying rates is attributable to certain one-time items incurred in each of the years. On a year-to-date basis, the effective tax rate was 39.0% in 2001 and 49.4% in 2000. The underlying rate was 40.0% for the first nine months of 2001 compared to 42.0% for the first nine months of 2000. The decline in the rate resulted from state and global tax planning initiatives implemented in 2001.


Segment Results


North America revenues were $200.7 million in the third quarter of 2001, a decrease of 13% from 2000 third quarter revenues of $229.6 million. Core revenues for North America were $200.3 million in the third quarter of 2001, down 2% from same period in the prior year, due primarily to the effects of the U.S. economic slowdown and the events of September 11 on customers' spending. In comparing the third quarter of 2001 with the third quarter of 2000, North America's revenues from credit information solutions were up 1% to $142.2 million, marketing information solutions decreased 5% to $52.4 million, and purchasing information solutions decreased 29% to $5.7 million. The effect of the slowdown was seen primarily in the Company's project-related marketing and purchasing revenues, offset in part by an increase in demand for credit products. North America revenues were $681.9 million in the first nine months of 2001, a decrease of 5% compared with revenues of $715.3 million in the first nine months of 2000. For the first nine months of 2001, core revenues of $643.0 million were flat compared to the first nine months of 2000. On a year-to-date basis, North America's revenue from credit information solutions was up 1%, marketing information solutions increased 1%, and purchasing information solutions decreased 11%, all as compared to the same period in 2000.

North America operating income was $61.9 million in the third quarter of 2001, down 4% from the prior year operating income of $64.4 million. The 2001 third quarter operating income was affected by investments in the B2B e-Commerce business, and the loss of operating income from RMS sold earlier this year. Excluding these items operating income would have increased 1%, resulting from savings implemented in financial flexibility programs. North America operating income was $210.0 million in the first nine months of 2001, up 2% from the prior year operating income of $205.2 million.

Europe's revenues were $74.5 million in the third quarter of 2001, down 15% when compared to 2000 third quarter revenues of $88.0 million. European core revenues were the same as reported revenues in the third quarter 2001, a 3% decline from $77.0 million of core revenues in the same period of 2000. However, before the effect of foreign exchange, core revenues would have increased 3%. In comparing European core revenues, before the effect of foreign exchange, for the third quarter of 2001 with the third quarter of 2000, revenues from credit information solutions increased 1%, revenues from marketing information solutions increased 10%, and revenues from purchasing information solutions increased 1%. On a year-to-date basis, Europe's reported revenue for 2001 was $242.5 million, down 12% compared to $275.9 million in 2000. Revenue from Europe's core business for the first nine months of 2001 was $225.1 million, down 7% from the same period in 2000. However, before the effect of foreign exchange core revenues would have been up 1% compared to 2000. This was a result of a 1% decrease in credit information solutions, a 9% increase in marketing information solutions and an increase of 36% in revenue from purchasing information solutions.

Europe reported operating income of $4.7 million for the third quarter of 2001, compared with a loss of $3.7 million for the same period in the prior year. The Company's execution of financial flexibility initiatives contributed significantly to the improvement in profitability. Europe reported an operating income of $2.5 million for the first nine months of 2001, compared with a loss of $19.3 million for the same period in the prior year.

APLA's revenues were $15.3 million in the third quarter of 2001, down 11% compared with 2000 third quarter revenues of $17.3 million. Core business revenue excludes the results in both years of businesses affected by the business model changes, which were designed to improve the Company's international profitability. APLA posted core revenues of $10.5 million in the third quarter of 2001, a decrease of 7% compared to the same period in 2000. In comparing the third quarter of 2001 with the third quarter of 2000, before the effect of foreign exchange, APLA credit information solutions revenues increased 5% and marketing information solutions revenues decreased 11%. Reported revenues for APLA in the first nine months of 2001 were $44.4 million and $48.0 million in 2000, a decline of 8%. APLA core revenues were $30.2 million in the first nine months of 2001 flat with the same period in 2000. For the first nine months of 2001, APLA revenues, before the effect of foreign exchange, for credit information solutions were up 6% and increased 21% in marketing information solutions, as compared to the first nine months of 2000.

Due to the Company's international reporting lag, third quarter and year-to-date 2001 and 2000 include full results from Australia/New Zealand operations, which were sold as of August 31, 2001. For the first nine months of 2001 Australia/New Zealand reported revenues of $14.1 million and full year 2000 reported revenues were $20.3 million.

APLA reported operating income of $2.0 million in the third quarter of 2001 compared with a loss of $0.2 million in the third quarter of 2000. Year-to-date APLA's operating loss was $0.3 million in 2001 compared to a loss of $6.1 million in the first nine months of 2000. Profitability improved due to business model changes and financial flexibility savings.


Summary of Recent Accounting Pronouncements

On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144, however, retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 ("Opinion 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. SFAS No. 144, however, retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary.

The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 beginning January 1, 2002. The Company is considering the provisions of SFAS No. 144 and at present is unable to determine the impact of adopting SFAS No. 144.

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



Liquidity and Financial Position


On September 30, 2001, cash and cash equivalents totaled $170.8 million, an increase of $100.7 million from $70.1 million held at December 31, 2000.

Operating activities generated net cash of $181.8 million during the first nine months of 2001 compared with net cash used by continuing operations of $13.1 million in the first nine months of 2000. During the first nine months of 2000, the Company made a $174.7 million payment to the IRS, which was reflected as a reduction to accrued income taxes and cash generated by operations. Excluding the impact of the payment, cash generated by the operating activities of continuing operations would have been $161.6 million. During the first nine months, the Company made payments for severance and lease termination obligations arising from the restructuring actions described above of $28.9 million in 2001 and $16.0 million in 2000.

Net cash provided by investing activities was $29.9 million for the first nine months of 2001 compared to net cash used in investing activities of $86.6 million in 2000. In the first nine months of 2001 capital expenditures and additions to computer software and other intangibles totaled $38.4 million compared with $53.2 million in the first nine months of 2000. The Company has decreased its current year spending on capital expenditures, computer software and other intangibles. Consistent with the focus areas of Blueprint for Growth, the Company's investments have been in the form of acquisitions and other non-capitalized expenditures. Net cash used in investing activities in 2000 included $26.2 million of net cash used in investing activities of discontinued operations.

During the second quarter of 2001, the Company completed the sale of the operations of its RMS product lines in the U.S., Canada and Hong Kong to its RMS senior management team and its European RMS operations to Intrum Justitia, B.V with proceeds of approximately $125 million of which $90 million was from the sale of businesses. The Company received approximately $76 million in cash and a note for approximately $14 million, due in the fourth quarter of 2001. Approximately $35 million of the proceeds related to contracts to provide the buyers with credit information products over five years. This amount was recorded in deferred revenue and reflected as an increase to cash provided by operating activities.

During the third quarter of 2001, the Company completed the sale of a majority stake in its Australia/New Zealand operations to a newly formed company controlled by the existing local management team and their partners. The Company received proceeds of approximately $23 million, consisting of $12 million in cash, and a note of approximately $11 million, due in the fourth quarter of 2001. The Company recognized within other income, a pre-tax gain of $6.6 million associated with the sale and will recognize an additional gain on the payment of the note.

In the second quarter of 2001, the Company completed the acquisition of iMarket, a provider of business-to-business sales and marketing solutions for small and mid-sized companies.

Net cash used in financing activities was $112.4 million during the first nine months of 2001 compared with net cash provided by financing activities of $33.5 million in the first nine months of 2000, which included $195.5 million of net cash provided by discontinued operations. Payments of dividends by Old D&B accounted for $89.8 million of cash used in the first nine months of 2000. The Company no longer pays dividends.

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

During the first quarter of 2001, the Company repaid the commercial paper outstanding at December 31, 2000 of $49.5 million. During the first nine months of 2000, Old D&B decreased its net commercial paper borrowings by $100.7 million, eliminating a significant portion of the debt issued to fund the tax payment discussed above. At September 30, 2001, the Company did not have any commercial paper outstanding.

In September 2001, D&B renewed a $175 million committed bank facility. The facility matures in September 2002. The Company also maintains a second facility permitting borrowings of up to an additional $175 million that matures in September 2005. Under these facilities D&B has the ability to borrow at prevailing short-term interest rates. D&B has not drawn on those facilities since their inception and has no borrowings outstanding under these facilities at September 30, 2001. These facilities are available for general corporate purposes, including to support D&B's commercial paper program.

In the first nine months of 2001, D&B repurchased 1,388,340 shares of its common stock for $38.2 million to offset a portion of the shares issued under the Company's stock incentive plans and in connection with its Employee Stock Purchase Plan. Proceeds received in connection with the Company's stock plans were $16.2 million in the first nine months of 2001. In the second quarter 2001, the Company announced that its Board of Directors authorized a one-year share repurchase program of up to $100 million, funded with the proceeds from the RMS sale. The program is in addition to the Company's existing share repurchase program announced in September 2000 to offset the dilutive effect of shares issued under employee benefit arrangements. As of the end of the third quarter, 1,568,683 shares had been repurchased for $46.0 million under the 2001 share repurchase program.

In the first nine months of 2000, Old D&B repurchased 125,000 shares for $3.5 million to offset a portion of the shares issued under incentive plans and in connection with Old D&B's Employee Stock Purchase Plan. Proceeds received in connection with Old D&B stock plans were $30.7 million for the first nine months of 2000.



New European Currency


On January 1, 2002, twelve of the countries in the European Union will complete the three-year transition to a single European currency, the euro, to replace the national currency of each participating country. Early in the transition period, the Company established a task force to address issues related to the euro. The Company believed that the euro conversion might have a material impact on its operations and financial condition if it failed to successfully address such issues. The task force prepared a project plan which included the following : ensuring that the Company's information technology systems that process data for inclusion in the Company's products and services can appropriately handle amounts denominated in euro contained in data provided to the Company by third-party data suppliers; modification of the Company's products and services to deal with euro-related issues; and modification of the Company's internal systems (such as payroll, accounting and financial reporting) to deal with euro-related issues. All targets within the project plan for the first nine months of 2001 have been met, and by September 30, 2001, the project plan was substantially completed. It is the Company's intention to ensure that all remaining tasks required to complete the transition to the euro are carried out by January 1, 2002. The cost of the modifications covered by the project plan have not had a material effect on the Company's results of operations, cash flows or financial condition. There is no guarantee that all problems have been foreseen and corrected, or that no material disruption of the Company's business will occur. The conversion to the euro may have competitive implications for the Company's pricing and marketing strategies, which could be material in nature. However, any such impact is not known at this time.



Forward-Looking Statements


Certain statements in this Form 10-Q are forward-looking. Statements that are not historical facts are forward-looking statements. In addition, words such as "expects," "anticipates," "believes," "plans," "guidance" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are based on D&B's reasonable expectations at the time that they are made. However, forward-looking statements are not guarantees of future performance as they involve risks, uncertainties and assumptions that may prove to be incorrect and that may cause D&B's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect D&B's performance include: the possibility that economic or other conditions might lead to a reduction in the demand for D&B products and services worldwide; the possibility that the current economic slowdown may worsen and /or persist for an unpredictable period of time; D&B's ability to successfully implement its Blueprint for Growth, including the ability to achieve its financial flexibility objectives on terms and conditions contemplated by D&B; changes in the business information and risk management industries and markets, including changes in customer preferences for products and product delivery formats resulting from advances in information technology; competitive pressures causing price reductions and/or loss of market share; risks associated with investments and operations in foreign countries, including foreign economic conditions, exchange rate fluctuations, regulatory environment, and cultural factors; D&B's ability to successfully integrate recent and future acquisitions, alliances and investments; D&B's ability to protect its proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the potential loss of key business assets, including data center capacity, or interruption of telecommunication links or power sources; changes in the legislative, accounting, regulatory and commercial environments affecting D&B's ability to collect, manage, aggregate and use data; D&B's ability to attract and retain key employees; and the competitive implications that the conversion to the euro may have on D&B's pricing and marketing strategies. D&B undertakes no obligations to update any forward-looking statements to reflect future events or circumstances.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk


The Company's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation's 2000 Consolidated Financial Statements included in its Annual Report on Form 10-K provide a more detailed discussion of the market risks affecting operations. As of September 30, 2001, no material change had occurred in the Company's market risks, as compared to the disclosure in the Form 10-K for the year ending December 31, 2000.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is included in Note 8 - Contingencies on Pages 9-12 in Part I, Item 1 of this Form 10-Q.



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 4.4 - Instruments Defining the Rights of Security Holders, Including Indentures 364-Day Credit Agreement, dated September 7, 2001, among the Registrant (f.k.a. The New D&B Corporation), The Chase Manhattan Bank, Citibank, N.A. and the Bank of New York (incorporated by reference to
     Exhibit 4.3 to Registrant's Registration Statement on Form 10, file number 1-15967, filed September 7, 2001).


(b)  Reports on Form 8-K:
     No current reports filed during quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          THE  DUN & BRADSTREET CORPORATION



Date: October 29, 2001                    By: /S/   SARA MATHEW
                                                    -------------------------
                                                    Sara Mathew
                                                    Senior Vice President and
                                                    Chief Financial Officer



Date: October 29, 2001                    By: /S/  CHESTER J. GEVEDA, JR.
                                                   ------------------------
                                                   Chester J. Geveda, Jr.
                                                   Vice President and Controller