Form 10-K
period 2001-12-31
DUN & BRADSTREET CORP/NW
filed 2002-03-04
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                        to

Commission file number 1-15967

The Dun & Bradstreet Corporation

(Exact name of Registrant as specified in its charter)

Delaware	22-3725387
(State of incorporation)	(I.R.S. Employer Identification No.)

One Diamond Hill Road, Murray Hill, N.J.	07974
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (908) 665-5000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $.01 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of January 31, 2002, 74,128,279 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates* (based upon its closing transaction price on the Composite Tape on January 31, 2002) was approximately $2,550.0 million.

Documents Incorporated by Reference

      Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on April 17, 2002, are incorporated into Part III of this Form 10-K.

      The Index to Exhibits is located on Pages 68 to 71 of this Form 10-K

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

PART I

Item 1.  Business

Recent Developments

      In the fourth quarter of 2000 The Dun & Bradstreet Corporation (“D&B” or the “Company”) announced its “Blueprint for Growth” strategy (see “Business Strategy” below), which consists of five components: leverage the brand, create financial flexibility, enhance the current business, become an important player in B2B e-business, and build a winning culture. During 2001 D&B continued to implement this strategy, showing progress in all five areas.

      Leverage the Brand. In October 2001 D&B announced that it intends to change the company’s trade name to D&B, its widely used and recognizable company acronym. It also launched a new corporate brand, including a new logo, tag line (“Decide with Confidence”), visual identity and renamed product lines, with the intent to show D&B’s focus on enabling customers to make better, more confident business decisions.

      Create Financial Flexibility. The first phase of this component of the strategy was announced in the fourth quarter of 2000 and completed during 2001, resulting in a reduction of expenses to generate approximately $130 million in annualized funds that can be reallocated for investment. During the second quarter of 2001, D&B announced the second phase which is expected to reduce expenses to generate approximately $70 million in additional funds that can be reallocated in 2002. To accomplish this, D&B began the process of reengineering administrative functions and instituting common business practices worldwide. In connection with these actions D&B recorded a restructuring charge in the second quarter of 2001 of $32.8 million ($27.1 million after-tax). The pre-tax charge included $20.7 million related to severance costs, $3.2 million of lease termination obligations arising from office closures and $8.9 million relating to the write-off of certain assets made obsolete or redundant and abandoned or impaired as a result of the plan. D&B expects to complete the second phase of the financial flexibility program in 2002. See Note 3 of the consolidated financial statements for additional information. The third phase of this program, which is expected to result in a reduction of expenses to generate approximately $65 million in funds that can be reallocated in 2003, will be announced in the second quarter of 2002.

      D&B also reviewed its non-core businesses and assets. As a result of this review, during 2001 D&B sold the following businesses and assets:

•	During the second quarter of 2001, D&B completed the sale of the operations of its Receivable Management Services (“RMS”) product lines. D&B received proceeds of $125 million, $90 million of which was from the sale of the businesses. D&B received approximately $76 million in cash and a note for approximately $14 million that was paid in the fourth quarter of 2001. Approximately $35 million of the proceeds related to an exclusive contract to provide the buyers with risk management solutions products over five years. See Note 3 of the consolidated financial statements for additional information.

•	During the third quarter of 2001, D&B completed the sale of a majority stake in its Australia/ New Zealand operations. D&B received proceeds of approximately $23 million, consisting of $12 million in cash and a note of approximately $11 million. The note was paid in the fourth quarter of 2001. See Note 3 of the consolidated financial statements for additional information.

•	During the fourth quarter of 2001, D&B sold a major portion of its minority investment in Information Trust Corporation (Proprietary) Limited in South Africa for approximately $6 million in cash. D&B has an option, exercisable after three years, to sell its remaining shares in this company to the buyer.

      Funds generated from these transactions may be used to invest in the current business, to invest in the B2B strategy, or to repurchase D&B stock. The following investments were made during 2001:

•	During the second quarter of 2001, D&B completed the acquisition of iMarket, a provider of business-to-business sales and marketing solutions for small and mid-sized companies.

•	During the third quarter of 2001, D&B acquired Harris InfoSource International, Inc., a privately-held company that compiles, maintains and markets a national database of in-depth profiles of manufacturers.

•	In December 2001 D&B completed the $100 million stock repurchase program it announced in May 2001. In January 2002, D&B repurchased an additional 2.5 million shares at a price of $34.04 per share in a privately-negotiated block trade.

      Enhance the Current Business. D&B has rebranded its core product lines as Risk Management Solutions (formerly credit), Sales & Marketing Solutions (formerly marketing), and Supply Management Solutions (formerly purchasing) to emphasize their collective value at multiple customer touchpoints. D&B has also expanded its database and its matching capabilities and added several value-added products to its offerings. In addition, the recent acquisitions of iMarket and Harris InfoSource International described above expanded D&B’s product offerings and improved its competitive positioning.

      Become an Important Player in B2B E-Business. D&B increased its web-based revenues from 17% of total revenues in 2000 to 33% at the end of 2001. This was accomplished by creating new products/ processes to address specific on-line transaction needs for certain large clients, web-enabling core offerings to allow customers to access D&B products over the internet and leveraging low costs of web delivery to reach the small business customers.

      Build a Winning Culture. D&B is changing its culture to one that focuses on delivering shareholder value. To accomplish the Blueprint for Growth, each member of the D&B team has goals and compensation directly linked to the Blueprint. In addition, various processes have been instituted to ensure that shareholder value is the guiding principle. For example, the process to review potential investments requires that investments must provide an acceptable risk-adjusted rate of return to ensure delivery of shareholder value.

Overview of D&B’s Business

      D&B, with more than 160 years experience in collecting and organizing business information, is a world leader in enabling businesses to make information-based decisions. Customers leverage D&B’s information and technology solutions, as well as its insight and expertise, to manage credit and transaction risk (Risk Management Solutions), find and retain profitable customers (Sales & Marketing Solutions), and manage customer and vendor relationships more efficiently (Supply Management Solutions). Companies pursuing e-business use D&B’s risk management capabilities to authenticate and verify potential trading partners online.

      At the core of the value that D&B provides to customers is the world’s largest and most comprehensive database of its kind, containing information on more than 70 million public and private business entities located in more than 200 countries. The database is the information source that forms the backbone of the full spectrum of solutions D&B offers to help customers make business decisions.

      The internationally recognized D-U-N-S® Number is a significant tool that enables customers to identify and link disparate data. As a unique, universal identifier of more than 70 million business entities around the world, the D-U-N-S Number can help customers tap opportunities by linking related customer accounts, identifying cross-selling opportunities within the same corporate family, eliminating duplicate file entries in customer and supplier databases, and reducing operating costs and increasing purchasing power by linking interrelated suppliers. The D-U-N-S Number is recommended or endorsed by the U.S. Government, the European Commission, the International Standards Organization, the United Nations Edifact Council and other global standard-setting organizations.

      Customers rely on D&B’s global reach and local insights delivered through locations in 30 countries, minority interests in joint ventures in eight other countries, and through independent correspondents in more than 150 additional countries. D&B’s culture is designed to encourage and reward the application of new thinking and insights in the workplace and to leverage innovative thinking to enable customers to make smarter business decisions.

      D&B uses multiple channels to deliver its information-based products and services to its customers through a sales force of approximately 2,500 personnel. Information and reports are available via D&B’s internet-based access tools and from D&B’s website, dnb.com. D&B also delivers its products and services via online information services, telephone, fax, and customized connections with D&B’s computer systems. Customers may also access D&B information through software applications scalable for use on individual desktops, in networks and on computer hosts. In addition, through D&B software and through alliances with enterprise application software providers, customers can obtain real-time, online access to D&B’s global database through enterprise application software.

      Business professionals make important decisions every day about customer creditworthiness, e-business risk, market demand, prospecting strategies and procurement efficiency. Because of D&B’s unique combination of extensive global business information, longstanding expertise, market insight and range of channels, customers can find the resources in one place to make better, more confident business decisions.

Business Strategy

      In October 2000 D&B publicly announced its “Blueprint for Growth” strategy. The five components of the strategy are as follows:

•	Leverage the brand: Traditionally, the D&B brand name has represented a trusted choice for data. Today, leveraging the value of the D&B brand means building on the legacy of trusted information while also positioning D&B as a company that is about more than data. It is the expertise and insight resident in the people of D&B that brings the data to life for customers and helps translate the data into options and the options into decisions. Furthermore, it is through the use of technology that D&B customers can make decisions more quickly and efficiently. One of the fundamental objectives of the Blueprint for Growth is to leverage the power of the brand to facilitate business transactions that occur online as well as offline. A brand built around “Decide with Confidence” is one that is very applicable to e-business.

•	Create financial flexibility: The implementation of the Blueprint for Growth requires significant investments. In order to fund these investments, D&B has identified opportunities to reallocate spending to areas representing growth opportunities and to support sustained growth in earnings per share. During the fourth quarter of 2000, D&B announced the first phase of its financial flexibility program, which reduced expenses to generate approximately $130 million in annualized funds that can be reallocated for investment. During the second quarter of 2001, D&B announced the second phase to reduce expenses to generate approximately $70 million in funds that can be reallocated in 2002. To accomplish this, D&B began the process of reengineering administrative functions and instituting common business practices worldwide. D&B also reviewed its business and prospects in each country to determine where it should maintain, increase or scale down its presence and where it should leverage partnerships to fulfill basic requirements (e.g., information collection). As a result of this review, during 2001 D&B sold its RMS operations in the U.S., Canada, Hong Kong and Europe, a majority of its business information and RMS operations in Australia and New Zealand, and a major portion of its minority investment in South Africa. D&B also changed the business structure of certain less significant entities in Asia. Funds generated from these transactions may be utilized to invest in the current business, to invest in the B2B strategy, or to repurchase D&B stock.

•	Enhance the current business: An important element of the Blueprint for Growth is D&B’s belief that there continue to be opportunities in its current business to generate revenue growth and increase profitability. D&B believes it can further develop its relationships with its over 150,000 customers worldwide and expand its customer base by making selected investments. In addition, D&B has rebranded its core product lines as Risk Management Solutions, Sales & Marketing Solutions and Supply Management Solutions and is emphasizing their collective value at multiple customer touchpoints.

•	Become an important player in B2B e-business: D&B believes that B2B e-business remains a potent opportunity, though it will likely take several years to begin realizing its potential in any significant way.

Such time will be necessary to permit the integration of all of the related systems on both the vendor and purchaser sides, including purchasing, order entry, accounting and financing. In addition to the integration challenge, the development of e-business has created a number of new challenges in B2B transactions, relating in substantial part to issues of trust and confidence. D&B is focusing on providing e-business participants with identification, authentication and verification services for buyers and sellers, as well as credit decisioning. In addition to creating value for customers through D&B products and services, D&B intends to enter into strategic alliances that leverage D&B’s strengths along with those of other market leaders. Because B2B e-business is in the early stages of development, D&B is unable to predict whether any such alliance opportunities will be consummated or what the eventual revenue or profitability impact of existing or future alliances might be.

•	Build a winning culture: D&B recognizes that successfully achieving its Blueprint for Growth aspiration requires talented, motivated and efficient employees aligned around a common set of strategies and goals. To this end, the collective goal of D&B’s senior management team is to enhance shareholder value through the successful execution of the Blueprint for Growth. The program’s other winning culture initiatives include: (i) aligning goals and compensation programs company-wide with the Blueprint strategy and the drivers of shareholder value creation, (ii) changing the organizational structure to foster leadership, accountability and efficiency, (iii) defining and training employees in the use of values, guiding principles and rules of engagement to guide employee behavior toward the creation of a winning culture, (iv) more clearly defining and prioritizing operating goals and the means of achieving them, and (v) recruiting and developing talent from inside and outside the organization.

      D&B believes that the implementation of its Blueprint for Growth should provide the means to deliver increased shareholder value through the transformation of D&B into a growth company with an important presence on the Web. However, there can be no assurance of success in this regard. In any event, though significant progress has been made to date, the full realization of such transformation may require a substantial period of time.

Products and Services

      D&B’s three product lines and their respective contributions to D&B’s 2001 and 2000 revenues from its core businesses (which excludes RMS and other divested businesses) are set forth below:

	Percentage of	Percentage of
Product Line	2001 Revenue	2000 Revenue

Risk Management Solutions	71%	70%
Sales & Marketing Solutions	27	27
Supply Management Solutions	2	3

	100%	100%

The revenues contributed by each of these product lines during each of the last three fiscal years are included in Note 16 (Segment Information) in Part II, Item 8 on pages 57 to 60 of this Form 10-K.

  Risk Management Solutions

      Customers use D&B’s Risk Management Solutions to help them extend commercial credit, approve loans and leases, underwrite insurance, evaluate clients, mitigate fraud risk and make other financial and risk assessment decisions, as well as to manage risk across their existing outstanding portfolios. D&B’s largest customers for these solutions are major manufacturers and wholesalers, insurance companies, banks and other credit and financial institutions. Its core Risk Management Solutions are available through a variety of products, including the D&B Business Information Report, which contains commercial credit information that may include basic background information, financial and public records data and information on financial strength and payment history, and value added products like D&B Risk Assessment ManagerTM, a software package that gives D&B customers the ability to run automated credit decisions, customized scoring models and portfolio analysis from their own PCs. D&B’s Risk Management Solutions are delivered primarily through electronic methods, including desktop and enterprise application software, the internet and XML integration capabilities. D&B’s Risk Management Solutions are also distributed by a number of other firms, including leading vendors of online and internet information services, such as OneSource and Lexis-Nexis, and through enterprise software vendors such as Oracle, Siebel and SAP.

  Sales & Marketing Solutions

      Using information from D&B’s global database, D&B’s Sales and Marketing Solutions are designed to help customers conduct market segmentation, client profiling, prospect selection and marketing list development, and maintain updated customer relationship management systems. D&B Market SpectrumTM, a suite of marketing information products and services, enhances internal customer data with information from D&B’s global database and other third party data, and provides analysis that can help customers target their most profitable clients and prospects, analyze market penetration and market segmentation, determine territory alignment and estimate demand. D&B ConnectTM enables D&B and customer data to be integrated in either an online or offline environment. D&B also sells various directories, list/label services and other marketing solutions, which are delivered in hard copy, on diskette or CD ROM or via the internet. D&B’s Sales & Marketing Solutions are also available through enterprise software vendors such as Siebel and through an alliance between D&B and Acxiom Corporation.

  Supply Management Solutions

      Many customers today recognize that supply management is important to business success and that an aggressive supply strategy can have a powerful impact on corporate earnings. D&B’s Supply Management Solutions has a comprehensive system that offers the insights, identifies the suppliers and provides the catalyst for making supply management decisions. D&B’s Supply Management System offers enterprise-wide supply base management by overlaying D&B’s databases with analytics to cover Enterprise Spend Analysis, Sourcing Intelligence and Supply Base Optimization. Enterprise Spend Analysis provides a detailed review of current supply spending to identify potential savings and efficiencies while assessing supply base risk and dependency. Sourcing Intelligence locates and qualifies suppliers based on specific business objectives, and evaluates qualified suppliers based on risk and performance measures. Supply Base Optimization automates information transfer and renewal to ensure the integrity of supply base information while providing accountability measures.

Competition

      All of D&B’s businesses are highly competitive. D&B is a market leader in business credit information in North America in terms of market share and revenue. The competitive environment varies by country in Europe, Asia and Latin America. In some countries, leadership positions exist, whereas in others the markets are highly fragmented. The competition is primarily local. Because of D&B’s global database, D&B believes that it has a competitive edge with respect to customers seeking worldwide business information coverage. In certain markets (such as Europe), D&B has experienced pricing pressures and may continue to experience pricing pressures in the future as some of its competitors seek to obtain market share by reducing prices.

      D&B competes directly with a broad range of companies offering business information services to business customers. In addition, business information and related products and services are becoming increasingly available, principally as a result of the expansion of the internet and as new providers of B2B information products and services emerge. D&B’s ability to compete effectively will be based on a number of factors, including: the ability to attract local customers to the worldwide information services offered by D&B’s unique database; the ability to demonstrate value through its decisioning and integration capabilities, including the power of the D-U-N-S Number and related linkages; reliability of information; brand perception; and the ability to deliver business information via various media and distribution channels in formats tailored to customer requirements. In its information services businesses, D&B also faces competition from in-house operations of the businesses it seeks as customers, from other general and specialized credit reporting and other business information services, other information and professional services providers, banks, credit insurers and the internet.

Geographic Business Segments

      D&B manages its business globally through three geographic segments: U.S. and Canada (“North America”), Europe/ Africa/ Middle East (“Europe”), and Asia Pacific/ Latin America (“APLA”). Prior to January 1, 2000, D&B’s Canadian business was managed by its APLA geographic segment. Effective January 1, 2000, management of D&B’s Canadian business was combined with its U.S. geographic segment to take advantage of marketing synergies between the U.S. and Canada. None of D&B’s business segments is dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on that business segment. Operating segment data for the years ended December 31, 2001, 2000 and 1999 are included in Note 16 (Segment Information) in Part II, Item 8 on pages 57 to 60 of this Form 10-K.

      Europe has operations in 19 countries and conducts operations in three other countries through minority interests in joint venture companies. APLA has operations in nine countries and conducts operations in five other countries through minority interests in joint venture companies. APLA provides cross-border services originating in Latin America through local affiliates, small local operations centers and an operations center in Florida. In the Asia Pacific region, APLA has entered into joint venture and distribution arrangements to leverage its staff and data sourcing and distribution capabilities and is exploring additional such opportunities.

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

      The following chart sets forth the core revenues of D&B’s three geographic segments for the years ended December 31, 2001 and 2000. These revenues are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

		% of		% of
	2001	Total	2000	Total

Year Ended December 31,
North America:
Risk Management Solutions	$588.1	67%	$580.1	67%
Sales & Marketing Solutions	258.4	30	259.8	30
Supply Management Solutions	26.4	3	28.5	3

Total North America Core	872.9	100%	868.4	100%

Europe:
Risk Management Solutions	254.5	78%	266.4	79%
Sales & Marketing Solutions	66.9	21	67.6	20
Supply Management Solutions	3.3	1	2.1	1

Total Europe Core	324.7	100%	336.1	100%

APLA:
Risk Management Solutions	24.7	77%	24.8	77%
Sales & Marketing Solutions	7.3	23	7.6	23
Supply Management Solutions	—	—	—	—

Total APLA Core	32.0	100%	32.4	100%

		% of		% of
	2001	Total	2000	Total

Consolidated Total:
Risk Management Solutions	867.3	71%	871.3	70%
Sales & Marketing Solutions	332.6	27	335.0	27
Supply Management Solutions	29.7	2	30.6	3

Consolidated Total Core	$1,229.6	100%	$1,236.9	100%

Intellectual Property

      D&B owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights, patents and other intellectual property rights that, in the aggregate, are of material importance to D&B’s business. Management of D&B believes that each of the “Dun & Bradstreet” name and related trade names, marks and logos are of material importance. D&B is licensed to use certain technology and other intellectual property rights owned and controlled by others, and other companies are licensed to use certain technology and other intellectual property rights owned and controlled by D&B. D&B considers its trademarks, service marks, databases, software and other intellectual property to be proprietary, and D&B relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and contract safeguards for protection.

      The names of D&B’s products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to D&B or one or more of its subsidiaries.

Employees

      As of December 31, 2001, the number of full-time equivalent employees of D&B was approximately 7,800.

Item 2.  Properties

      The executive offices of D&B are currently located at One Diamond Hill Road, Murray Hill, New Jersey, in a 184,000-square-foot property owned by D&B. This property also serves as the executive offices of D&B’s North America and APLA businesses. D&B intends to sell this property and relocate its executive offices in 2002.

      D&B’s other properties are geographically distributed to meet sales and operating requirements worldwide. Management generally considers these properties to be both suitable and adequate to meet current operating requirements, and most of the space is being utilized. The most important of these other properties include the following sites that are owned by D&B: (i) two commercial office buildings (totaling 114,200 square feet) in Berkeley Heights, New Jersey, used as the Company’s main data processing and fulfillment facility worldwide; (ii) a 147,000-square-foot office building in Parsippany, New Jersey, housing personnel from the sales, marketing and technology groups of D&B; and (iii) a 223,000-square-foot office building in High Wycombe, England, that houses operational and technology services for Europe. D&B’s operations are also conducted from 58 other offices located throughout the U.S. (all of which are leased) and 82 non-U.S. office locations (79 of which are leased).

Item 3.  Legal Proceedings

      D&B is involved in legal proceedings of a nature considered normal to its business. In the opinion of management, although the outcome of such legal proceedings cannot be predicted with certainty, the ultimate liability of D&B in connection with such legal proceedings will not have a material adverse effect on D&B’s financial position, results of operations and cash flows. See Note 14 of the consolidated financial statements for additional information.

      In addition to the matters referred to above, on July 29, 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants R.H. Donnelley (“Donnelley”), ACNielsen Company (“ACNielsen”) and IMS International, Inc. (“IMS Health”). At the time of the filing of the complaint, each of the other defendants was a subsidiary of Donnelley. The complaint alleges various violations of United States antitrust laws, including purported violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement. IRI’s complaint alleges damages in excess of $350 million, which amount IRI has asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount.

      In November 1996, Donnelley completed a distribution to its shareholders (the “1996 Distribution”) of the capital stock of ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”). On October 28, 1996, in connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley entered into an Indemnity and Joint Defense Agreement (the “Indemnity and Joint Defense Agreement”) pursuant to which they have agreed: (i) to certain arrangements allocating potential liabilities (“IRI Liabilities”) that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities, if any, become payable (the “ACN Maximum Amount”), and that Donnelley and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. On February 19, 2000, ACNielsen announced that it had merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included for purposes of determining the ACN Maximum Amount, and VNU must assume ACNielsen’s liabilities under that agreement.

      In June 1998, Donnelley completed a distribution to its shareholders (the “1998 Distribution”) of the capital stock of the company then known as The Dun & Bradstreet Corporation (“Old D&B”) and changed its name to R.H. Donnelley Corporation. In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement (the “1998 Distribution Agreement”) whereby Old D&B assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

      During 1998, Cognizant separated into two new companies, IMS Health and Nielsen Media Research. IMS Health and Nielsen Media Research are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

      In September 2000, Old D&B completed a distribution to its shareholders (the “2000 Distribution”) of the capital stock of D&B and Old D&B was renamed Moody’s Corporation (“Moody’s”). In connection with the 2000 Distribution, D&B and Moody’s entered into an agreement (the “2000 Distribution Agreement”) whereby D&B undertook to be jointly and severally liable with Moody’s to Donnelley under the terms of the 1998 Distribution Agreement, including the liabilities relating to the IRI action. However, as between themselves, each of D&B and Moody’s agreed to be responsible for 50% of any payments to be made in respect of the IRI action under the 1998 Distribution Agreement, including related legal fees or expenses.

      No amount in respect of the damages alleged in the IRI action has been accrued in the consolidated financial statements of D&B. Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of such matter could materially affect D&B’s results of operations, cash flows or financial position.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Executive Officers of the Registrant

      Officers are elected by the Board of Directors to hold office until their respective successors are chosen and qualified.

      Listed below are the executive officers of D&B at February 15, 2002, and brief summaries of their business experience during the past five years.

Name	Title	Age

Allan Z. Loren	Chairman of the Board, Chief Executive Officer and President	63
Steven W. Alesio	Senior Vice President — Global Marketing, Strategy Implementation, e-Business Solutions, APLA and Data & Operations	47
Bruno de la Riviere	Senior Vice President — Europe	50
Cynthia B. Hamburger	Senior Vice President — Chief Technology Officer	42
Ronald D. Klausner	Senior Vice President — U.S. Sales	48
Sara Mathew	Senior Vice President — Chief Financial Officer	46
James T. Murphy	Senior Vice President — North America	42
Deborah S. Prutzman(1)	Senior Vice President — General Counsel, Corporate Secretary	50
Peter J. Ross	Senior Vice President — Human Resources	56
Chester J. Geveda, Jr.	Vice President and Controller	55
Lawrence M. Kutscher	Vice President — e-Business Solutions	37
Gary S. Michel	Vice President — Strategy Implementation	37

(1) Ms. Prutzman resigned from all positions with D&B effective February 28, 2002.

      Mr. Loren has served as chairman, chief executive officer and president of D&B since October 2000, and as a director since May 2000. He previously served as chairman and chief executive officer of D&B’s operating company from May 2000 to September 2000. Before joining D&B, Mr. Loren served as executive vice president and chief information officer of the American Express Company from May 1994 to May 2000, and was also a member of that company’s planning and policy committee.

      Mr. Alesio has served as senior vice president — global marketing, strategy implementation, e-business solutions and APLA of D&B since July 2001 and assumed additional leadership responsibility for data & operations in February 2001. He previously served as senior vice president — marketing, technology, communications and strategy implementation from January 2001 to June 2001. Before joining D&B, Mr. Alesio was with the American Express Company for 19 years, most recently serving as president and general manager of the business services group and as a member of that company’s planning and policy committee, a position he held from January 1996 to December 2000.

      Mr. de la Riviere has served as senior vice president — Europe of D&B since October 2000. He previously served as executive vice president — D&B France, Italy and Switzerland from April 1999 to September 2000, and assumed additional leadership responsibility for Iberia in April 2000. Mr. de la Riviere previously served as executive vice president — D&B France and Switzerland from December 1996 to March 1999.

      Ms. Hamburger has served as senior vice president — chief technology officer of D&B since March 2001. Before joining D&B, Ms. Hamburger was a partner at Computer Sciences Corporation from August 1998 to

February 2001. From June 1996 until July 1998 she served as vice president — technology for Fidelity Investments. She was also a founding shareholder and director of Seer Technologies from March 1990 to May 1996.

      Mr. Klausner has served as senior vice president — U.S. Sales since February 2001. He previously served as senior vice president — data & operations from October 2000 to January 2001 and was head of the Global Accounts — North America team from July 2000 to February 2001. Mr. Klausner was senior vice president — APLA from October 2000 to June 2001 and senior vice president-RMS from October 2000 until the sale of RMS in May 2001. He served as president of APLA and RMS from March 2000 to September 2000 and as senior vice president of global operations and customer service for D&B’s operating company from November 1999 to September 2000. Mr. Klausner also previously served as senior vice president of RMS from December 1996 to December 1999.

      Ms. Mathew has served as senior vice president — chief financial officer of D&B since August 2001. Before joining D&B, she served in various positions at Procter & Gamble, including vice president of finance for the ASEAN region from August 2000 to July 2001, comptroller and chief financial officer of the global baby care business unit from July 1998 to July 2000, comptroller for the paper products division from June 1997 to June 1998 and assistant treasurer and director of investor relations from March 1995 to May 1997.

      Mr. Murphy has served as senior vice president — North America of D&B since October 2000. He previously served as executive vice president, D&B Europe and managing director, D&B U.K. and Ireland from May 1999 to September 2000, senior vice president, D&B Europe emerging markets, operations and chief financial officer from January 1997 to April 1999 and chief financial officer of D&B Europe, Africa and Middle East from May 1993 to December 1997.

      Ms. Prutzman has served as senior vice president and general counsel of D&B since February 2001 and as corporate secretary since September 2001. Before joining D&B, Ms. Prutzman served as general counsel of CLS Services Ltd. from July 1999 to February 2001. From August 1997 to July 1999, while serving as managing partner of Onward LLC, Ms. Prutzman was employed as a banking law specialist with Sullivan & Cromwell on a part-time basis. She was a partner at Paul, Weiss, Rifkind, Wharton & Garrison from July 1991 to May 1997.

      Mr. Ross has served as senior vice president — human resources of D&B since October 2000. He previously served as senior vice president and business affairs officer from November 1999 to September 2000, and as senior vice president and chief human resources officer from November 1996 to November 1999.

      Mr. Geveda has served as vice president and controller of D&B since November 1996. From September 1999 until August 2001 he was acting chief financial officer of D&B.

      Mr. Kutscher has served as vice president — e-business solutions of D&B since July 2001. Before joining D&B, Mr. Kutscher served as managing director and head of marketing and sales — wealth management at Goldman Sachs & Company from January 2000 to July 2001. Previously, Mr. Kutscher spent most of his career with American Express Company, serving as senior vice president of interactive enterprise development from July 1999 to January 2000, vice president of interactive enterprise development from December 1997 to July 1999, and vice president of business development from August 1995 to December 1997.

      Mr. Michel has served as vice president-strategy implementation of D&B since October 2000. He previously served as senior vice president and chief financial officer of D&B North America from February 2000 to September 2000, senior vice president and chief financial officer of D&B’s global technology organization from February 1999 to January 2000 and director — corporate audit of D&B from October 1996 to January 1999.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      D&B’s common stock (symbol DNB) is listed on the New York Stock Exchange. The number of shareholders of record was 5,136 at December 31, 2001.

      The following table summarizes price information for D&B’s common stock since the 2000 Distribution, as reported in the periods shown.

	Price Per Share($)

	2001		2000

	High	Low	High	Low

First Quarter	26.910	23.560	N/A	N/A
Second Quarter	28.610	21.230	N/A	N/A
Third Quarter	33.360	26.850	N/A	N/A
Fourth Quarter	36.250	27.450	26.938	18.250

      D&B has not paid any dividends since September 30, 2000, the date of the 2000 Distribution, and does not intend to pay dividends in the future.

Item 6.     Selected Financial Data

Five-Year Selected Financial Data

	2001	2000	1999	1998	1997

	(Amounts in millions, except per share data)
Results of Operations:
Operating Revenues	$1,308.8	$1,417.6	$1,407.7	$1,420.5	$1,353.6
Costs and Expenses(1)	1,081.0	1,244.8	1,246.8	1,232.8	1,146.4

Operating Income	227.8	172.8	160.9	187.7	207.2
Non-Operating Income (Expense) — Net(2)	30.0	(21.1)	(15.5)	(30.4)	(71.5)

Income from Continuing Operations before Provision for Income Taxes	257.8	151.7	145.4	157.3	135.7
Provision for Income Taxes	101.1	78.1	64.1	71.1	42.5
Equity in Net Losses of Affiliates	(3.5)	—	—	—	—

Income from:
Continuing Operations	153.2	73.6	81.3	86.2	93.2
Discontinued Operations, Net of Income Taxes(3)	—	133.0	174.7	193.9	217.8

Income before Cumulative Effect of Accounting Changes	153.2	206.6	256.0	280.1	311.0
Cumulative Effect of Accounting Changes, Net of Income Tax Benefit(4)	—	—	—	—	(127.0)

Net Income	$153.2	$206.6	$256.0	$280.1	$184.0

Basic Earnings Per Share of Common Stock:
Continuing Operations	$1.93	$.91	$1.00	$1.02	$1.09
Discontinued Operations	—	1.64	2.16	2.29	2.55

Before Cumulative Effect of Accounting Changes	1.93	2.55	3.16	3.31	3.64
Cumulative Effect of Accounting Changes, Net of Income Tax Benefit(4)	—	—	—	—	(1.49)

Basic Earnings Per Share of Common Stock	$1.93	$2.55	$3.16	$3.31	$2.15

	2001	2000	1999	1998	1997

	(Amounts in millions, except per share data)
Diluted Earnings Per Share of Common Stock:
Continuing Operations	$1.88	$.90	$.99	$1.00	$1.08
Discontinued Operations	—	1.62	2.13	2.26	2.52

Before Cumulative Effect of Accounting Changes	1.88	2.52	3.12	3.26	3.60
Cumulative Effect of Accounting Changes, Net of Income Tax Benefit(4)	—	—	—	—	(1.47)

Diluted Earnings Per Share of Common Stock	$1.88	$2.52	$3.12	$3.26	$2.13

Other Data:
Dividends Paid Per Share(5)	$—	$.555	$.74	$.81	$.88

Dividends Declared Per Share(5)	$—	$.555	$.74	$.775	$1.10

Weighted Average Number of Shares Outstanding — Basic	79.4	81.0	81.1	84.7	85.4
Weighted Average Number of Shares Outstanding — Diluted	81.5	82.0	82.1	85.9	86.3
Balance Sheet:
Total Assets(6)	$1,431.2	$1,423.6	$1,574.8	$1,574.7	$1,729.4
Minority Interest Financing	$—	$300.0	$300.0	$300.0	$300.0
Long Term Debt	$299.6	$—	$—	$—	$—
Equity	$(20.9)	$(51.0)	$(416.6)	$(371.0)	$(527.7)

(1)	2001 included charges of $28.8 million for restructuring related to the financial flexibility program under the Company’s Blueprint for Growth strategy, $6.2 million resulting from the impairment of capitalized software and the write-off of certain assets made obsolete or redundant during the year, $1.0 million of asset write-offs for the World Trade Center attack and $6.5 million resulting from an impairment of the Company’s Murray Hill facility, which the Company plans to sell. Partially offsetting these charges was a $7.0 million reversal of excess accrued reorganization costs incurred in connection with the 2000 Distribution. 2000 included charges of $41.5 million for restructuring in connection with the initial financial flexibility program and $29.5 million for reorganization costs associated with the 2000 Distribution. 1999 included a charge of $41.2 million in conjunction with restructuring. 1998 included a charge of $28.0 million for reorganization costs associated with the 1998 Distribution.

(2)	2001 included gains of $36.4 million for the sale of the Receivable Management Services business, $17.7 million for the sale of a majority stake in the Company’s Australia/ New Zealand operations and $2.2 million for the sale of a major portion of the Company’s minority investment in a South African operation, partially offset by a charge of $6.1 million for the write-down of certain investments. 2000 and 1999 included gains related to the settlement of litigation matters of $10.1 million and $11.9 million, respectively. See Note 3 to the consolidated financial statements.

(3)	Income taxes on Discontinued Operations were $86.2 million, $114.8 million, $104.7 million and $123.1 million in 2000, 1999, 1998 and 1997, respectively.

(4)	1997 included the impact of a change in revenue recognition policies.

(5)	2000 included dividends paid and declared through the first three quarters of the year.

(6)	Included Net Assets of Discontinued Operations of $162.3 million in 1997.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Dun & Bradstreet Corporation’s (“D&B” or the “Company”) discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements and should be read in conjunction with these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s critical accounting policies are revenue recognition and the use of estimates of accrued liabilities and valuation allowances. Estimates are based upon historical experience and various other assumptions believed to be reasonable in the circumstances though actual results may differ under different assumptions or conditions. These policies are explained more fully in Note 1 to the consolidated financial statements.

      D&B, which provides the information, tools and expertise to help customers Decide with Confidence, is managed on a geographical basis with three operating segments: North America, Europe/ Africa/ Middle East (“Europe”) and Asia Pacific/ Latin America (“APLA”). The Company is focused on its core product lines: Risk Management Solutions (formerly known as credit), Sales & Marketing Solutions (formerly known as marketing), and Supply Management Solutions (formerly known as purchasing). In this discussion of the Company’s results, revenues from Receivable Management Services (“RMS”) and all other divested businesses have been reclassified as “RMS and Other Divested Businesses” and certain prior-year amounts have been adjusted to conform to the 2001 presentation. Other divested businesses include results of the Australia/ New Zealand operation and operations in other countries in APLA that underwent business model changes. D&B evaluates performance and allocates resources based on segment revenues and operating income. For management reporting purposes, restructuring charges, transition costs and other transactions incurred in connection with the Blueprint Strategy are not allocated to any of the business segments.

      The following table sets forth condensed financial information derived from the Company’s consolidated financial statements for the years indicated:

	2001	2000	1999

	Amounts in millions,
	except per share data
Operating Revenues:
North America	$872.9	$868.4	$838.2
Europe	324.7	336.1	371.0
APLA	32.0	32.4	38.2

Total Core Revenues	1,229.6	1,236.9	1,247.4
RMS and Other Divested Businesses	79.2	180.7	160.3

Consolidated Operating Revenues	$1,308.8	$1,417.6	$1,407.7

Operating Income (Loss):
North America	$298.3	$287.6	$255.4
Europe	25.2	(.9)	(8.9)
APLA	(.2)	(4.6)	(7.3)

Total Divisions	323.3	282.1	239.2
Corporate and Other(1)	(95.5)	(109.3)	(78.3)

Consolidated Operating Income	227.8	172.8	160.9

Non-Operating Income (Expense) — Net(2)	30.0	(21.1)	(15.5)
Provision for Income Taxes	101.1	78.1	64.1
Equity in Net Losses of Affiliates	(3.5)	—	—

Income from Continuing Operations	$153.2	$73.6	$81.3

Basic Earnings Per Share of Common Stock — Continuing Operations	$1.93	$0.91	$1.00
Diluted Earnings Per Share of Common Stock — Continuing Operations	$1.88	$0.90	$0.99

(1) “Corporate and Other” is comprised of:

	2001	2000	1999

	Amounts in millions
Corporate Costs	$(31.6)	$(35.9)	$(37.1)
Transition Costs (Blueprint for Growth)	(28.4)	(2.4)	—
Restructuring Charges — Net	(28.8)	(41.5)	(41.2)
Reorganization Costs	7.0	(29.5)	—
Asset Write-offs for World Trade Center Tragedy	(1.0)	—	—
Other Various Asset Impairments	(6.2)	—	—
Murray Hill Facility Impairment	(6.5)	—	—

Total Corporate and Other	$(95.5)	$(109.3)	$(78.3)

(2) “Non-Operating Income (Expense) — Net” includes:

	2001	2000	1999

	Amounts in millions
Gain on the Sale of the RMS Business	$36.4	$—	$—
Gain on the Sale of Australia/ New Zealand Operations	17.7	—	—
Gain on the Sale of Portion of South Africa Investment	2.2	—	—
Write-down of Impaired Investments	(6.1)	—	—
Litigation Gain	—	10.1	11.9

Total	$50.2	$10.1	$11.9

To facilitate an analysis of D&B’s results, certain significant events should be considered, including:

          Impact of “Blueprint for Growth” Strategy (See Note 3 to the consolidated financial statements)

      In October 2000, D&B launched a new business strategy, the Blueprint for Growth, designed to transform D&B into a growth company with an important presence on the Web, while also delivering shareholder value during the transformation. The implementation of the Blueprint for Growth requires significant investments. In order to fund these investments, D&B has created a flexible business model whereby the Company has, and will continue to, identify opportunities to reallocate spending in order to invest for growth and deliver shareholder value. D&B also reviewed its non-core businesses and assets with a view to converting them into cash.

          Financial Flexibility

      During the fourth quarter of 2000, D&B began the first phase of its financial flexibility program, which reduced expenses to generate approximately $130 million in annualized funds that can be reallocated for investment. In connection with this program, D&B recorded a pre-tax restructuring charge of $41.5 million ($30.3 million after-tax, $.37 per share basic and diluted) to globalize administrative functions, streamline data collection and fulfillment, rationalize sales and marketing functions and consolidate and simplify technology functions. The pre-tax charge included $28.2 million related to severance, leasehold termination obligations of $8.8 million and the write-off of certain assets of $4.5 million.

      During the second quarter of 2001, D&B announced a second phase of its financial flexibility program that will reduce expenses to generate approximately $70 million in funds that can be reallocated for investment in 2002. Actions taken include reengineering administrative functions and instituting common business practices worldwide. The Company recorded a pre-tax restructuring charge of $32.8 million ($27.1 million after-tax, $.34 per share basic and $.33 per share diluted) in connection with these actions. The charge included $20.7 million related to severance costs, lease termination obligations arising from office closures of

$3.2 million and the write-off of certain assets of $8.9 million. Future cash funding of these obligations is anticipated to be sourced from the Company’s internal cash resources.

      The third phase of this program, which is expected to result in a reduction of expenses to generate approximately $65 million in funds that can be reallocated in 2003, will be announced in the second quarter of 2002.

      Also, during the second quarter of 2001, the Company reversed $4.0 million ($3.0 million after-tax, $.04 per share basic and diluted) of the 2000 restructuring charge. The Company determined that because of higher than anticipated voluntary attrition, severance for approximately 50 associates affected under phase one of the program would not be utilized. The Company also lowered its estimate of its remaining lease termination liabilities.

      As of December 31, 2001, D&B has terminated approximately 1,150 of the employees affected under the financial flexibility program. Since the financial flexibility initiatives began in October 2000, the total associates expected to be terminated under the program will be approximately 1,700. The Company has completed all the actions contemplated under the first phase of its financial flexibility program as of the end of 2001 and plans to complete the remainder of the actions under the second phase by June 30, 2002.

      During 2001, the Company also recognized the following asset write-downs and impairments resulting from the implementation of the Blueprint:

•	A $6.1 million pre-tax ($3.7 million after-tax, $.05 per share basic and $.04 per share diluted) write-down of cost investments in the third quarter,

•	A $6.5 million pre-tax ($6.5 million after-tax, $.08 per share basic and diluted) impairment write-down in the fourth quarter of the Murray Hill facility, which currently serves as the Company’s headquarters and which the Company is in the process of selling, and

•	A $6.2 million pre-tax ($5.6 million after-tax, $.07 per share basic and diluted) loss in the fourth quarter resulting from the impairment of capitalized software and the write-off of certain assets made obsolete or redundant.

          Monetization of Assets

      During 2001 D&B sold the following businesses and recognized the following non-operating gains:

•	The RMS product line was sold in the second quarter, resulting in a pre-tax gain of $36.4 million ($27.8 million after-tax, $.35 per share basic and $.34 per share diluted),

•	A majority stake in the Australia/ New Zealand operations was sold in the third quarter, resulting in a pre-tax gain of $17.7 million ($16.2 million after-tax, $.20 per share basic and diluted),

•	A major portion of the minority investment in the South Africa operations was sold in the fourth quarter, resulting in a pre-tax gain of $2.2 million ($1.3 million after-tax, $.02 per share basic and diluted).

     2000 Distribution (See Note 4 of the consolidated financial statements)

      On September 30, 2000, the company then known as The Dun & Bradstreet Corporation (“Old D&B”) separated into two independent, publicly traded companies — The New Dun & Bradstreet Corporation (“D&B” or the “Company”) and Moody’s Corporation (“Moody’s”). The separation was accomplished through a tax-free distribution to shareholders of Old D&B (the “2000 Distribution”) of all of the shares of common stock of D&B. For every two shares of common stock of Old D&B held, shareholders received one share of D&B common stock. Following the 2000 Distribution, Old D&B was renamed “Moody’s Corporation” and D&B was renamed “The Dun & Bradstreet Corporation.” Prior to the 2000 Distribution, Old D&B had completed an internal reorganization to the effect that, at the time of the 2000 Distribution, the business of D&B consisted solely of supplying risk management, sales & marketing and supply management solutions as well as receivables management services (the “D&B Business”), and the business of Old D&B (other than

D&B and its subsidiaries) consisted solely of the business of providing ratings and related research and risk management services (the “Moody’s Business”). Due to the relative significance of the D&B Business as compared to the Moody’s Business, the 2000 Distribution has been accounted for as a reverse spin-off. As such, the D&B Business has been classified as continuing operations and the Moody’s Business as discontinued operations. For purposes of effecting the 2000 Distribution and of governing certain continuing relationships between the Company and Moody’s after the transaction, the two companies have entered into various agreements as described in Note 4 to the Company’s consolidated financial statements.

      Pursuant to Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the consolidated financial statements of the Company have been classified to reflect the 2000 Distribution. Accordingly, revenues, costs and expenses, and cash flows of Moody’s have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results of Moody’s have been reported, net of applicable income taxes, as “Income from Discontinued Operations,” and the net cash flows of Moody’s have been reported as “Net Cash (Used in) Provided by Discontinued Operations.”

      In 2000, the Company recognized pre-tax reorganization costs of $29.5 million in operating income ($25.6 million after-tax, $.32 per share basic and $.31 per share diluted). In 2001, the Company included in operating income a $7.0 million pre-tax reversal of excess reorganization costs incurred in connection with the 2000 Distribution ($5.6 million after-tax, $.07 per share basic and diluted). As a result of the reversal of the $7.0 million accrual, the Company reduced their receivable from Moody’s by $3.5 million and made a corresponding adjustment to the stock dividend made in 2000 to Moody’s.

     1999 Restructuring Charge

      During the fourth quarter of 1999, Old D&B’s board of directors approved plans to restructure D&B’s operations. The restructuring included: (1) office consolidations and organization changes in both Europe and other international locations and improvements in sales and data collection operations in Europe, (2) realigning and streamlining D&B’s global technology organization and outsourcing certain software and product development to resources outside the United States and Europe, and (3) migrating data collection in the U.S. to telephonic data collection and closing 15 U.S. field data collection offices.

      As a result of these actions, a pre-tax restructuring charge of $41.2 million ($27.9 million after-tax, $.34 per share basic and diluted) was included in operating income in 1999, which included employee severance costs of $32.7 million. The balance of the charge related to the write-off of certain assets and leasehold termination obligations. During 2001, the Company substantially completed these restructuring actions. At December 31, 2001 the remaining restructuring reserves were not significant.

     Other

      In 2001, the Company recorded in operating income a $1.0 million pre-tax write-off of assets lost in the World Trade Center attack ($0.6 million after-tax, $.01 per share basic and diluted). In 2000, the Company recognized a $10.1 million pre-tax gain ($6.2 million after-tax, $.08 per share basic and diluted) and in 1999, the Company recognized an $11.9 million pre-tax gain ($6.6 million after-tax, $.08 per share basic and diluted) with respect to settlement of litigation matters, recorded in non-operating income.

Results of Operations

     Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

      For the year ended December 31, 2001, D&B reported net income of $153.2 million, or $1.93 per share basic and $1.88 per share diluted. This compares with 2000 income from continuing operations of $73.6 million and earnings per share from continuing operations of $.91 basic and $.90 diluted. With the exclusion of the transactions discussed in detail in the Overview section (included in the table on page 15), income from continuing operations would have increased 16% and earnings per share from continuing operations would have increased 18% for basic earnings and 17% for diluted earnings. Net income for the year ended December 31, 2001 was $153.2 million. 2000 net income of $206.6 million included income from discontinued operations of $133.0 million. 2001 earnings per share were $1.93 per share basic and $1.88 per share diluted. For the year ended December 31, 2000, earnings per share of $2.55 basic and $2.52 diluted included earnings per share from discontinued operations of $1.64 basic and $1.62 diluted.

      Reported operating revenues, as reflected in the table on page 14, declined 8% to $1,308.8 million in 2001, compared with $1,417.6 million in 2000. Core revenues, which excludes revenues from RMS and other divested businesses, declined 1%, as revenue growth in North America of 1% was offset by declines in Europe of 3% and APLA of 1%. Before the effect of foreign exchange, core revenues increased 1% in 2001 as compared to 2000, with European revenues growing 2% and APLA’s revenues growing 5% from the prior year. D&B’s results, before the effect of foreign exchange, reflect flat revenues from traditional Risk Management Solutions, offset by 11% growth in revenues from value added Risk Management Solutions such as decision-support tools and services, a 1% increase in Sales & Marketing Solutions and a 3% decline in Supply Management Solutions.

      Operating expenses decreased 15% to $441.2 million in 2001 compared with $515.9 million in 2000, resulting from net cost savings achieved through the financial flexibility program discussed above. Included in 2001 operating expenses were a $6.2 million pre-tax loss resulting from the impairment of capitalized software and the write-off of certain assets made obsolete or redundant, and a $1.0 million write-off of assets lost in the World Trade Center attack, as well as the $6.5 million write-down of the Murray Hill facility. Excluding these items, operating expense would have decreased by 17%. Selling and administrative expenses declined 4% to $523.5 million in 2001 compared with $546.7 million in 2000. Administrative cost savings achieved through the financial flexibility program discussed above were partially offset by transition costs incurred in implementing the Blueprint for Growth strategy and planned spending in the B2B e-business. Depreciation and amortization decreased 15% to $94.5 million in 2001 as compared to 2000 as a result of lower capitalized spending during the past few years and the write-off of certain assets in connection with the Blueprint implementation. 2001 operating costs also included a $28.8 million charge for restructuring actions and a $7.0 million reversal of excess reorganization costs in connection with the 2000 Distribution. 2000 operating costs included a $41.5 million restructuring charge and the original $29.5 million of reorganization costs incurred with the 2000 Distribution.

      Operating income increased 32% in 2001 to $227.8 million from $172.8 million in 2000. Excluding the transactions in both years discussed in detail in the Overview section (included in the table on page 15), operating income would have grown 8% in 2001, as a result the financial flexibility program initiatives which reduced costs in every segment and in corporate expenses.

      Non-operating income — net was $30.0 million in 2001 compared with non-operating expense — net of $21.1 million in 2000. Included in non-operating income (expense) — net is interest income and expense, minority interest expense and other income (expense) — net. Interest income of $5.5 million in 2001 was higher than 2000 interest income of $3.9 million due to higher cash levels. Interest expense increased by $7.8 million and minority interest expense decreased by $17.0 million from the prior year. This was due to the repayment of commercial paper and the Company’s purchase of the $300 million minority interest obligation using proceeds from the issuance of $300 million principal amount of notes. This is discussed more fully in the Liquidity and Financial Position section below and in Note 7 of the consolidated financial statements. Other income — net was $46.3 million in 2001 compared with $6.0 million in 2000. Other income — net in 2001 included gains on the sales of businesses of $56.3 million offset by a write-down of impaired investments of $6.1 million, as discussed in the Overview section. 2000 other income — net included a gain of $10.1 million on the settlement of litigation. Excluding the items discussed in the Overview section, expenses included in other income — net remained relatively constant (see Note 17 to the consolidated financial statements).

      D&B’s effective tax rate was 39.2% in 2001 compared with 51.4% in 2000. In 2000, the non-deductibility of certain reorganization expenses and interest incurred had a significant impact on the effective tax rate. In addition, the underlying tax rate has continued to decline as result of state tax planning initiatives as well as global tax planning.

      D&B recognized $3.5 million as equity in net losses of affiliates for the year ended December 31, 2001. These losses primarily result from the Company’s investment in a joint venture with American International Group, Inc. called Avantrust LLC.

      Income from discontinued operations, net of income taxes, was $133.0 million for the year ended December 31, 2000, which included nine months of income from discontinued operations related to Moody’s.

          Segment Results

          North America

      North America’s core revenues were $872.9 million in 2001, up 1% from 2000 core revenues. In comparing 2001 and 2000 revenues, North America’s revenues from Risk Management Solutions of $588.1 million were up 1%, revenues from Sales & Marketing Solutions decreased 1% to $258.4 million, and revenues from Supply Management Solutions decreased 7% to $26.4 million. The improved revenues in Risk Management Solutions reflected an increase in sales of value-added products, such as D&B Risk Assessment Manager, partially offset by a decline in the traditional products, such as the Business Information Report. The decrease in revenues from Sales & Marketing Solutions and Supply Management Solutions was a result of the effects of the U.S. economic slowdown on customer spending. The effect of the slowdown was seen primarily in the Company’s U.S. Sales & Marketing Solutions business, which was down 1% due to a reduction in customers’ direct marketing efforts. Project-related marketing and purchasing solutions, which some customers may view as more discretionary in the current economy, were also affected. Total North American reported revenues, including RMS and Other Divested Businesses, was $912.3 million, a decrease of 6% from the prior year.

      North America’s operating income was $298.3 million in 2001, up 4% from $287.6 million in the prior year, reflecting the benefits of the Company’s financial flexibility initiatives offset in part by planned investments in the B2B e-business, as well as other key Blueprint initiatives.

          Europe

      Europe’s core revenues were $324.7 million in 2001, down 3% when compared with 2000 core revenues of $336.1 million. However, before the effect of foreign exchange, Europe’s core revenues would have increased 2%. Before the effect of foreign exchange, Europe would have reported in 2001 an increase in revenues from Risk Management Solutions of 1%, an increase in revenues from Sales & Marketing Solutions of 5%, and an increase in revenues from Supply Management Solutions of 70% on a relatively small base. When comparing 2001 to 2000 on a reported basis, Europe’s revenues from Risk Management Solutions decreased 5% to $254.5 million, revenues from Sales & Marketing Solutions decreased 1% to $66.9 million and revenues from Supply Management Solutions increased 64% to $3.3 million. Total reported revenues, including RMS and Other Divested Businesses, was $342.1 million, a decrease of 11% from the prior year.

      The improvement in European revenues from Risk Management Solutions reflected flat revenues from traditional products and 5% growth in revenues from value-added products, before the effect of foreign exchange.

      Europe reported operating income of $25.2 million in 2001 as compared to an operating loss of $.9 million in 2000. The Company’s financial flexibility initiatives, including a reorganization in the management of Europe from 19 separate country operations to a “One Europe” business model, contributed significantly to the improvement in European profitability.

          APLA

      APLA reported core revenues of $32.0 million in 2001, compared to core revenues of $32.4 million in 2000. Before the effect of foreign exchange, core revenues would have been up 5%. Before the effect of foreign exchange, APLA’s revenues from Risk Management Solutions increased 6% and revenues from Sales & Marketing Solutions increased 2%. Risk Management Solutions increased due to a 3% increase in traditional products and a 31% increase in value-added products, before the effect of foreign exchange. In comparing

2001 reported results with those of 2000, APLA’s revenues from Risk Management Solutions were flat at $24.7 million and revenues from Sales & Marketing Solutions decreased 4% to $7.3 million. Total reported revenues, including RMS and Other Divested Businesses, was $54.4 million, a decrease of 19% from the prior year. The reported revenues were impacted by the sale of the Australia/ New Zealand operation and the other business model changes.

      APLA reported an operating loss of $0.2 million in 2001, compared with an operating loss of $4.6 million in 2000. The improvement in APLA’s profitability reflects the benefit of the Company’s financial flexibility initiatives during the year to align investment in the region with revenue growth and profit potential.

  Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

      For the year ended December 31, 2000, D&B reported income from continuing operations of $73.6 million, or $.91 per share basic and $.90 per share diluted. This compares with 1999 income from continuing operations of $81.3 million and earnings per share from continuing operations of $1.00 basic and $.99 diluted. Excluding the impact in both years of the items discussed in the Overview section (included in the table on page 15), income from continuing operations would have increased 20% and earnings per share from continuing operations would have increased 21% for basic earnings and 20% for diluted earnings. 2000 net income of $206.6 million included income from discontinued operations of $133.0 million, while 1999 net income of $256.0 million included income from discontinued operations of $174.7 million. For the year ended December 31, 2000, earnings per share of $2.55 basic and $2.52 diluted included earnings per share from discontinued operations of $1.64 basic and $1.62 diluted. For the year ended December 31, 1999, earnings per share of $3.16 basic and $3.12 diluted included earnings per share from discontinued operations of $2.16 basic and $2.13 diluted.

      Total operating revenues, as reflected in the table on page 14, grew 1% to $1,417.6 million in 2000, compared with $1,407.7 million in 1999. Core revenues, which excludes revenues from divested businesses, declined by 1% in 2000 to $1,236.9 million compared with $1,247.4 million in 1999. Core revenue growth in North America of 4% was offset by a decline in Europe of 9% and a decline in APLA of 15%. Before the effect of foreign exchange, core revenues increased 3% in 2000 compared to 1999, with European revenues growing 2% and APLA’s revenues declining 1% from the prior year. D&B’s results, before the effect of foreign exchange, reflect flat revenues from traditional Risk Management Solutions, offset by growth in revenues from value-added Risk Management Solutions such as decision-support tools and services, 12% growth in Sales & Marketing Solutions and 8% growth in Supply Management Solutions.

      Operating expenses decreased 4% to $515.9 million in 2000 compared with $538.3 million in 1999, as a result of cost reductions attributable to the restructuring actions initiated in the fourth quarters of 1999 and 2000 and the positive effect of foreign exchange on expenses. Selling and administrative expenses increased by 1% to $546.7 million in 2000 compared with $539.4 million in 1999 as a result of costs incurred in order to offer new products and services, which offset cost reductions and the positive effect of foreign exchange. Depreciation and amortization decreased 13% to $111.2 million in 2000 as compared to 1999 as a result of lower capitalization over the past two years, the write-off of certain assets as a result of the restructuring actions and the positive effect of foreign exchange on expenses. Operating costs in 2000 also included a $41.5 million charge for restructuring actions, while 1999 operating costs included a $41.2 million restructuring charge. In 2000, operating costs included $29.5 million in reorganization costs incurred in connection with the 2000 Distribution.

      Operating income increased 7% in 2000 to $172.8 million from $160.9 million in 1999. Excluding the restructuring charges in 2000 and 1999 and the reorganization costs incurred in 2000, operating income would have grown 21% in 2000 as a result of revenue growth and lower operating costs.

      Non-operating expense — net was $21.1 million in 2000 compared with $15.5 million in 1999. Included in non-operating expense — net is interest income and expense, minority interest expense (which remained level at $22.4 million in both 2000 and 1999) and other income — net. Interest income of $3.9 million in 2000 was higher than 1999 due to higher cash levels, while interest expense of $8.6 million in 2000 was also higher than in 1999 as a result of the higher debt levels in 2000. Other income — net was $6.0 million in 2000 compared with $9.0 million in 1999. Other income — net for 2000 included a gain of $10.1 million on the settlement of litigation, while 1999 other income — net included a gain of $11.9 million on the settlement of litigation. These gains were offset by other miscellaneous non-operating income and expense items, which were generally unchanged in 2000 and 1999.

      D&B’s effective tax rate was 51.4% in 2000 compared with 44.1% in 1999. The underlying tax rate was 42.0% in 2000 and 41.3% in 1999. The difference between the effective and underlying rates resulted from several factors in both 2000 and 1999, including taxes imposed on the proceeds from the settlement of litigation and the non-deductibility of certain restructuring expenses. In 2000, the non-deductibility of certain reorganization expenses and interest incurred also impacted the effective tax rate.

      Income from discontinued operations, net of income taxes, was $133.0 million for the year ended December 31, 2000 and $174.7 million for the year ended December 31, 1999. 2000 results include nine months of income from discontinued operations, while 1999 included the income from discontinued operations for a full year.

          Segment Results

     North America

      North America total revenues were $968.3 million in 2000, up 5% from 1999 revenues. Core revenue increased 4% to $868.4 million in 2000 from $838.2 million in 1999. In comparing 2000 and 1999 revenues, North America’s revenues from Risk Management Solutions were flat at $580.1 million, revenues from Sales & Marketing Solutions increased 13% to $259.8 million, and revenues from Supply Management Solutions increased 5% to $28.5 million. North America’s results reflect a decline in the use of traditional Risk Management Solutions products as D&B has migrated its customers from traditional Risk Management Solutions products to lower price, higher margin value-added products. However, revenues from value-added Risk Management Solutions products have offset the decline in traditional Risk Management Solutions products. The growth in revenues from Sales & Marketing Solutions and Supply Management Solutions was largely driven by revenues from value-added products.

      North America’s operating income was $287.6 million in 2000, up 13% from $255.4 million in the prior year. The improvement was driven by the increase in revenues and the impact of data collection cost reductions achieved as part of the 1999 fourth quarter restructuring actions.

          Europe

      Europe’s total revenues were $382.1 million in 2000, down 9% when compared with 1999 revenues of $420.6 million. Core revenues were down 9% to $336.1 million in 2000 from $371.0 million in 1999. However, before the effect of foreign exchange, Europe’s core revenues would have been up 2%. Before the effect of foreign exchange, Europe would have reported in 2000 an increase in revenues from Risk Management Solutions of 1% and an increase in revenues from Sales & Marketing Solutions of 5% in comparison with 1999. As reported, Europe’s revenues from Risk Management Solutions decreased 10% to $266.4 million, revenues from Sales & Marketing Solutions decreased 6% to $67.6 million, and revenues from Supply Management Solutions increased 52% to $2.1 million, when comparing 2000 to 1999.

      Europe reported an operating loss of $.9 million in 2000, compared to an operating loss of $8.9 million in 1999. Europe achieved substantial improvements in profitability as a result of significant cost reductions realized from the restructuring actions announced in the fourth quarter of 1999.

          APLA

      APLA total revenues were $67.2 million in 2000, compared to revenues of $67.1 million in 1999. Core revenue decreased 15% to $32.4 million from $38.2 million in 1999. Before the effect of foreign exchange, revenues would have decreased 1%, comprised of a 9% decrease in revenues from Risk Management Solutions and an increase in revenues from Sales & Marketing Solutions of 48%, in each case in comparison with 1999. In comparing 2000 reported results with those of 1999, APLA’s revenues from Risk Management Solutions decreased 23% to $24.8 million and revenues from Sales & Marketing Solutions increased 29% to $7.6 million.

      APLA reported an operating loss of $4.6 million in 2000, compared with an operating loss of $7.3 million in 1999. The decrease in operating losses was due to cost reductions and the changes in the business model.

Recently Issued Accounting Standards

      On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144, however, retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

      SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (“Opinion 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS No. 144, however, retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary.

      The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 beginning January 1, 2002. The Company believes there will be no material impact on its consolidated results of operations and financial position upon adoption of SFAS No. 144.

      On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations,” and No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.”

      SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 supersedes APB Opinion No. 16, “Business Combinations,” and Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001, and has been adopted by the Company since that date.

      SFAS No. 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be subject to periodic testing for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to 40 years. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets.” D&B considers its operating segments, North America, Europe and APLA, as its reporting units under the definitions of SFAS No. 142 for consideration of potential impairment of intangible and goodwill balances. Based upon the Company’s preliminary assessment, it does not expect to recognize any impairment of the existing assets upon adoption.

      The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning January 1, 2002. As a result of adoption of SFAS No. 142, a substantial amount of the Company’s goodwill assets will no longer be amortized, resulting in a $5 million reduction in amortization expense in 2002.

Market Risk

      The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of certain of its investments.

          Policies and procedures

      In the normal course of business, D&B employs established policies and procedures to manage its exposure to changes in interest rates and foreign currencies.

      In 2001, the Company’s use of derivatives was limited to the use of short-term foreign exchange forward contracts to hedge short-term foreign exchange denominated loans, and interest-rate swap agreements to hedge a portion of the interest rate exposure on the fixed rate bond.

      The Company’s objective in managing exposure to interest rates is to limit the impact of interest rate changes on earnings, cash flows and financial position, and to lower overall borrowing costs. To achieve these objectives, the Company maintains a policy that floating rate debt be managed within a minimum and maximum range of the Company’s total debt exposure as established by policy. To achieve the policy objectives, the Company may use fixed rate debt, floating rate debt and/or interest-rate swaps.

      D&B’s objective in managing exposure to foreign currency fluctuations is to reduce earnings, cash flow and financial position volatility in its European and APLA operations. D&B follows a policy of hedging substantially all cross-border intercompany transactions denominated in a currency other than the functional currency applicable to each of its various subsidiaries. D&B only uses short-term foreign exchange forward contracts to implement its hedging strategy. Typically, these contracts have maturities of six months or less. These forward contracts are executed with creditworthy institutions and are denominated primarily in the British pound sterling, the euro and the Swedish krona.

      A discussion of D&B’s accounting policies for financial instruments is included in the summary of significant accounting policies in Note 1 to the consolidated financial statements and further disclosure relating to financial instruments is included in Note 8 to the consolidated financial statements.

          Interest Rate Risk

      In 2001, D&B purchased the third party fixed-rate minority interest obligation by issuing a five-year, fixed rate bond that matures in March 2006 (see Note 7 to the consolidated financial statements). D&B also entered into fixed to floating interest-rate swap agreements in the third quarter of 2001 with notional principal amounts totaling $100 million (see Note 8 to the consolidated financial statements), and designated these swaps as fair value hedges against a portion of the long-term fixed rate bonds. The arrangement is considered a highly effective hedge, and there is no impact on earnings. The swaps and hedged portion of the bonds are recorded in the balance sheet at fair value. The swaps are considered highly effective hedges, with changes in fair value of the swaps offsetting the impact on earnings of changes in the fair value of the hedged bonds. At December 31, 2001 the Company had no floating rate debt outstanding.

          Foreign Exchange Risk

      D&B operates in 30 countries through wholly-owned entities and in eight countries through minority interests in joint ventures, and principally uses the capital markets to fund its operations. D&B’s non-U.S. operations generated approximately 32% of total revenues in 2001. As of December 31, 2001, approximately 35% of D&B’s assets were located outside the U.S., and no single country outside the U.S. had a significant concentration of D&B’s aggregate cash balances.

      As in prior years, the Company uses foreign currency forward contracts to offset the earnings impact of transaction gains or losses resulting from foreign currency denominated inter-company loans. The underlying loans and the corresponding forward contracts are marked to market at each quarter-end, are fully disclosed within the financial statements and have a minimal impact on earnings.

      The fair value of the foreign currency risk is estimated by calculating the cost of closing out all foreign exchange contracts given a 10% increase or decrease in forward rates from their December 31, 2001 levels. At December 31, 2001, D&B had approximately $259 million in foreign exchange forward contracts outstanding with net losses of $.9 million. If forward rates were to increase 10% from year-end levels, the net gain would be $4.4 million. If forward rates were to decrease 10% from year-end levels, the net loss would be $5.3 million. However, the estimated potential gain or loss on these contracts is expected to be offset by changes in the dollar value of the underlying transactions. Therefore, the net effect of a 10% movement in foreign exchange rates would have a minimal impact on earnings.

Other Risks (See Note 14 to the consolidated financial statements)

      Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably. At this time, management is unable to predict the extent of such reviews, their outcome or whether the resolution of these matters could materially affect D&B’s results of operations, cash flows or financial position.

      Pursuant to the 2000 Distribution Agreement (see Note 4 to the consolidated financial statements), D&B and Moody’s each agreed to be financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described above, to the extent such potential liabilities are not directly attributable to their respective business operations.

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

      On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000, which Old D&B funded with short-term borrowings. IMS Health has informed D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, D&B is contesting the IRS’s formal assessment and will also contest the assessment of amounts, if any, in excess of the amounts paid. D&B has accrued its anticipated share of the probable liability arising from the utilization of these capital losses.

      D&B and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty, in the opinion of management, the ultimate liability of D&B in connection with such matters will not have a material effect on D&B’s operating results, cash flows or financial position.

Liquidity and Financial Position

      Management believes that cash flows generated from its operations and supplemented as needed with readily available financing arrangements are sufficient to meet the short-term and long-term needs of D&B. D&B accesses the commercial paper market from time to time to fund working capital needs and share repurchases. Such borrowings have been supported by D&B’s bank credit facilities.

     Year Ended December 31, 2001 Compared With Year Ended December 31, 2000

      At December 31, 2001, cash and cash equivalents totaled $145.3 million, an increase from $70.1 million at December 31, 2000. During 2001, the Company’s cash flow was impacted by:

•	The $100 million share repurchase program, with 3.2 million shares of common stock repurchased as of December 31, 2001.

•	The sale of the RMS business with cash proceeds of $125 million, which included $90 million for the business and $35 million related to an exclusive contract to provide the buyers with risk management products over five years. The amount related to the contract was recorded in deferred revenue and will be recognized as income as the services are rendered.

•	The sale of the Australia/ New Zealand and South Africa operations with cash proceeds of $29 million.

•	The acquisitions of iMarket and Harris InfoSource International, Inc. for which the Company paid a total of $34.5 million.

      In 2000, D&B’s payment of $349.3 million to the IRS and the impact of the 2000 Distribution with respect to the allocation of net indebtedness impacted the cash balance.

     Cash generated by operating activities

      Cash generated by operating activities in 2001 was $217.1 million. The improvement in cash generated by operating activities of continuing operations when comparing 2001 with 2000, excluding the payment to the IRS, results from increased operating income and lower net interest expense, offset by higher restructuring payments in the current year. During 2001, D&B made payments of $26.9 million related to restructuring actions under the Blueprint for Growth and $13.7 million which completed the payments for the 1999 restructuring actions. In 2000, the Company made payments of $21.8 million for restructuring actions. Operating activities in 2000 provided net cash of $27.2 million during 2000. The $349.3 million payment to the IRS, discussed in “Other Risks” above, in 2000 is reflected as a reduction in continuing operations’ accrued income taxes of $174.7 million and as a $174.6 million offset to net cash used in operating activities of discontinued operations. Excluding the impact of the payment, cash generated by operating activities in 2000 would have been $376.5 million, with continuing operations providing $206.0 million and discontinued operations providing $170.5 million (representing nine months of activity).

     Cash provided by investing activities

      Net cash provided by investing activities totaled $35.2 million in 2001, compared with net cash used in investing activities of $81.7 million in 2000. Cash proceeds from the sale of businesses of $118.2 million, consisting of the proceeds from the sales of the RMS businesses, the majority stake in the Australia/ New Zealand operations, and a major portion of minority investment in South Africa. Payments for acquisitions were $34.5 million. In 2001, D&B spent $53.2 million on capital expenditures, computer software and other intangibles. In 2000, spending for capital expenditures, computer software and other intangibles by continuing operations totaled $67.1 million. During 2001, the Company invested $11.3 million in a joint venture with American International Group, Inc. called Avantrust LLC. In 2000, D&B invested $6.0 million in other unconsolidated affiliates. Net cash used in investing activities of discontinued operations in 2000 was $26.2 million. Net cash used by discontinued operations in 2000 included an acquisition by Moody’s of a financial software products company for $17.4 million.

     Cash used in financing activities

      Net cash used in financing activities was $177.4 million in 2001, compared with net cash provided by financing activities of $18.8 million during 2000. Excluding the $195.5 million net cash provided by discontinued operations in 2000, net cash used in financing activities would have been $176.7 million. D&B did not pay dividends in 2001 and does not intend to pay dividends in the future. Payments of dividends by Old D&B accounted for $89.8 million in 2000.

      In the first quarter of 2001, the Company issued $300 million in principal of notes in a private placement. During the second quarter of 2001, the Company exchanged these notes for freely-tradeable notes with identical terms. The notes have a five-year term and bear interest at a fixed annual rate of 6.625%, payable semi-annually. The cash proceeds from the issuance of these notes were used to repay a $300 million obligation resulting from the purchase of an unrelated partner’s interest in a limited partnership.

      In September 2001, D&B renewed a $175 million committed bank facility. The facility matures in September 2002 and is expected to be renewed at or before that time. The Company also maintains a second facility permitting borrowings of up to an additional $175 million that matures in September 2005. Under these facilities D&B has the ability to borrow at prevailing short-term interest rates. D&B has not drawn on those facilities since their inception and had no borrowings outstanding under these facilities at December 31, 2001. These facilities are available for general corporate purposes, including support of D&B’s commercial paper program. The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures.

      At December 31, 2001, D&B had no commercial paper outstanding. The $49.5 million in commercial paper outstanding at December 31, 2000 was repaid in full during 2001.

      D&B repurchased 1.6 million shares of common stock for $44.9 million in 2001 in connection with its Employee Stock Purchase Plan and to offset a portion of the shares issued under stock incentive plans. Net proceeds from D&B stock plans totaled $19.0 million in 2001.

      Between January 1, 2000 and September 30, 2000, Old D&B repurchased 125,000 shares of common stock for $3.5 million in connection with its Employee Stock Purchase Plan and to offset a portion of the shares issued under stock incentive plans. During the fourth quarter of 2000, D&B repurchased 1.8 million shares of common stock for $43.3 million to offset awards under stock incentive plans and in connection with the D&B Employee Stock Purchase Plan. Proceeds received in connection with Old D&B’s stock plans were $30.7 million for the nine months ended September 30, 2000. D&B received proceeds in connection with D&B’s stock plans of $7.0 million in the fourth quarter of 2000.

     Future liquidity requirements and other commitments

      In January 2002, the Company acquired an additional 2.5 million shares, in a privately-negotiated block trade, for $85.1 million, funded with cash on hand and $36.0 million of short-term commercial paper borrowings.

      During the course of 2001, D&B invested in a joint venture with American International Group, Inc. called Avantrust LLC. The Company has committed to invest approximately $8 million more in Avantrust LLC.

      Certain of the Company’s operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years, with the majority expiring within five years. The Company also leases certain computer and other equipment under operating leases that expire over the next three years. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Additionally, the Company has agreements with various third parties to purchase certain data processing and telecommunication services extending beyond one year. See Note 13 of the consolidated financial statements for a schedule of future minimum lease payments under non-cancelable leases.

      The Company’s debt obligation of $300 million is repayable in March 2006. See Note 7 to the consolidated financial statements.

New European Currency

      On January 1, 2002, 12 of the countries in the European Union completed the three-year transition to a single European currency, the euro, which replaced the national currency of each participating country. Early in the transition period, the Company established a task force to address issues related to the euro. The

Company believed that the euro conversion might have a material impact on its operations and financial condition if it failed to successfully address such issues. The task force followed a project plan which included the following: ensuring that the Company’s information technology systems that process data for inclusion in the Company’s products and services could appropriately handle amounts denominated in euro contained in data provided to the Company by third-party data suppliers; modification of the Company’s products and services to deal with euro-related issues; and modification of the Company’s internal systems (such as payroll, accounting and financial reporting) to deal with euro-related issues. All targets within the project plan have been met. All D&B information products which contain financial data on businesses in euro participating countries now use the new currency. The cost of the modifications covered by the project plan have not had a material effect on the Company’s results of operations, cash flows or financial condition. There is no guarantee that all problems have been foreseen and corrected, or that no material disruption of the Company’s business will occur. The conversion to the euro may have competitive implications for the Company’s pricing and marketing strategies, which could be material in nature. However, any such impact is not known at this time.

Dividends

      D&B paid a quarterly dividend of $.185 per share in the first three quarters of 2000, resulting in a full-year dividend per share paid of $.555 for 2000. D&B did not pay dividends in 2001 and does not intend to pay dividends for the foreseeable future.

Forward Looking Statements

      Certain statements in this Annual Report on Form 10-K are forward-looking statements. Statements that are not historical facts are forward-looking statements made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “expects,” “anticipates,” “believes,” “plans,” “guidance” and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are made based on D&B’s reasonable expectations at the time they are made. However, forward-looking statements are not guarantees of future performance as they involve risks, uncertainties and assumptions that may prove to be incorrect and that may cause D&B’s actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect D&B’s performance include: (1) the possibility that economic or other conditions might lead to a reduction in the demand for D&B products and services worldwide, (2) the possibility that the current economic slowdown may worsen and/or persist for an unpredictable period of time, (3) D&B’s ability to successfully implement its Blueprint for Growth, including the ability to achieve its financial flexibility objectives on terms and conditions contemplated by D&B, (4) changes in the business information and risk management industries and markets, including changes in customers preferences for products and product delivery formats resulting from advances in information technology, (5) competitive pressures causing price reductions and/or loss of market share, (6) risks associated with investments and operations in foreign countries, including foreign economic conditions, exchange rate fluctuations, regulatory environment, and cultural factors, (7) D&B’s ability to successfully integrate recent and future acquisitions, alliances and investments, (8) D&B’s ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms, (9) the potential loss of key business assets, including data center capacity, or interruption of telecommunication links or power sources, (10) changes in the legislative, regulatory and commercial environments affecting D&B’s ability to collect, manage, aggregate and use data, (11) D&B’s ability to attract and retain key employees, and (12) the competitive implications that the conversion to the euro may have on D&B’s pricing and marketing strategies. D&B undertakes no obligations to update any forward-looking statements to reflect any future events or circumstances.

      The more prominent risks and uncertainties inherent in our businesses are described in more detail below. However, these are not the only risks and uncertainties that D&B faces. Our businesses may face additional risks and uncertainties that are unknown to D&B at this time.

      Economic or other conditions might lead to a reduction in the demand for D&B’s products and services worldwide. The current economic slowdown may worsen and/or persist for an unpredictable period of time.

      Demand for many of D&B’s products and services is influenced by economic trends. As a result, downturns in the United States economy or in the global economy may cause decreased demand for D&B’s products and services. A decline in the demand for our products and services could have an adverse effect on D&B’s revenues, results of operations and financial condition.

      As a result of the current economic climate, D&B has experienced a reduction in the demand for certain of its marketing products and services as customers have looked for ways to reduce their expenses. The current economic slowdown may worsen and/or persist for an unpredictable period of time. If D&B is unable to successfully control its own expenses, it could suffer lower net income and earnings per share.

D&B may be unable to successfully implement the Blueprint for Growth, including the ability to achieve its financial flexibility objectives on the terms and conditions contemplated.

      In 2000 D&B adopted its Blueprint for Growth strategy which involves significant investments, reallocating spending, and becoming an important player in B2B e-business. To execute this strategy, D&B announced two phases of a financial flexibility program intended to reduce expenses to generate approximately $200 million annually. If D&B is unable to generate the expected savings from the financial flexibility program on the terms and conditions contemplated, its ability to implement the investments contemplated by its strategy may be adversely affected. The inability to achieve the financial flexibility objectives on the terms and conditions contemplated or the failure to successfully implement the other programs under the Blueprint for Growth could have an adverse effect on D&B’s revenues, results of operations and financial condition.

D&B may be unable to successfully adapt to changes in the business information and risk management industries and markets, including changes in customer preferences for products and product delivery formats resulting from advances in information technology.

      D&B provides information and services to its customers in a variety of formats, including printed formats, electronic formats, and over the internet. Advances in information technology may result in changing customer preferences for products and product delivery formats. If it does not successfully adapt its products and services to take advantage of changes in technology and customer preferences, D&B’s business, financial condition and results of operations would be adversely affected.

      D&B adopted an internet strategy because it believes that the internet represents an important and rapidly evolving market for marketing information products and services. Because its B2B strategy is in the early stages of development and involves systems integration with its customers, D&B does not know if this strategy will be successful. D&B’s business, financial condition and results of operations would be adversely affected if it:

•	Fails to develop products and services that are well suited to the internet market;

•	Experiences difficulties that delay or prevent the successful development, introduction and marketing of these products and services; or

•	Fails to achieve sufficient traffic to its internet sites to generate significant revenues, or to successfully implement e-business operations.

D&B faces competition that may cause price reductions and/or loss of market share.

      All of D&B’s businesses are highly competitive. D&B competes directly with a broad range of companies offering business information services to business customers. In addition, business information and related products and services are becoming increasingly available, principally as a result of the expansion of the internet and as new providers of B2B information products and services emerge. In its information services businesses, D&B also faces competition from in-house operations of the businesses it seeks as customers, from other general and specialized credit reporting and other business information services, other information and professional services providers, banks, credit insurers and the internet. Intense competition could harm D&B by causing, among other things, price reductions, reduced gross margins, and loss of market share.

There are risks associated with investments and operations in foreign countries, including foreign economic conditions, exchange rate fluctuations, the regulatory environment, and cultural factors.

      D&B conducts business outside of the United States. As a result, its operating results could be negatively affected by a variety of factors, many of which are beyond its control. These factors include regulatory, political or economic conditions in a specific country or region, trade protection measures, and other regulatory requirements. Although foreign currency translation gains and losses are not currently material to D&B’s consolidated financial position, results of operations or cash flows, an increase in foreign revenues could subject D&B to foreign currency translation risks in the future. Additional risks inherent in its non-U.S. business activities generally include, among others, potentially longer accounts receivable payment cycles, the costs of and difficulties in managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights.

D&B may lose key business assets, including loss of data center capacity, or the interruption of telecommunication links or power sources.

      D&B’s ability to protect its data centers against damage from fire, power loss, telecommunications failure or other disasters is critical to its future. The on-line services D&B provides are dependent on links to telecommunication providers. D&B believes it has taken reasonable precautions to protect its data centers and telecommunication links from events that could interrupt operations. Nonetheless, any damage to D&B’s data centers or any failure of its telecommunications links that causes interruptions in operations could materially adversely affect its ability to meet customers’ requirements, which could result in decreased revenues, net income, and earnings per share.

Changes in the legislative, regulatory and commercial environments may adversely affect D&B’s ability to collect, manage, aggregate and use data.

      Certain data and services provided by D&B are subject to regulation by federal, state and local authorities in the United States as well as those in Canada, Europe and certain countries within the Asia Pacific and Latin American regions. In addition, there is increasing awareness and concern among the general public regarding marketing and privacy concerns, particularly as they relate to the internet. This concern is likely to result in new laws and regulations. Compliance with existing federal, state and local laws and regulations has not to date seriously affected its business, financial condition or results of operations. Nonetheless, future international, federal, state and local laws and regulations with respect to the collection, management and use of data and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect D&B’s operations. This could result in substantial regulatory compliance or litigation expense or a loss of revenue.

Data suppliers might withdraw data from D&B, leading to an inability to provide products and services.

      Much of the data that D&B uses is obtained from third parties, including public record sources. D&B could suffer a material adverse effect if owners of the data it uses were to withdraw the data. Data providers could withdraw their data from D&B if there is a competitive reason to do so or if legislation is passed restricting the use of the data. If a substantial number of data providers were to withdraw their data, D&B’s ability to provide products and services to its customers could be materially adversely impacted which could result in decreased revenues, net income and earnings per share.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

      Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7 on pages 23 to 24 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements and Schedules

Page(s)

Report of Independent Accountants	31
Statement of Management Responsibility for Financial Statements	32
Consolidated Financial Statements
At December 31, 2001 and 2000:
Consolidated Balance Sheets	34
For the years ended December 31, 2001, 2000 and 1999:
Consolidated Statements of Operations	33
Consolidated Statements of Cash Flows	35
Consolidated Statements of Shareholders’ Equity	36
Notes to Consolidated Financial Statements	37-65

Schedules

      Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of The Dun & Bradstreet Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 6, 2002

STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of The Dun & Bradstreet Corporation:

      Management has prepared and is responsible for the consolidated financial statements and related information that appear on pages 33 to 65. The consolidated financial statements, which include amounts based on the estimates of management, have been prepared in conformity with accounting principles generally accepted in the United States of America. Other financial information in this annual report is consistent with that in the consolidated financial statements.

      Management believes that the Company’s internal control systems provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities, careful selection and training of qualified financial personnel and a program of internal audits.

      The independent accountants are engaged to conduct an audit of and render an opinion on the financial statements in accordance with generally accepted auditing standards. These standards include an assessment of the systems of internal controls and tests of transactions to the extent considered necessary by them to support their opinion.

      The Board of Directors, through its Audit Committee, consisting solely of outside directors of the Company, is responsible for reviewing and monitoring the Company’s financial reporting and accounting practices. PricewaterhouseCoopers LLP and the internal auditors each have full and free access to the Audit Committee and meet with it regularly, with and without management.

/s/ ALLAN Z. LOREN

Allan Z. Loren
Chairman, Chief Executive Officer and President

/s/ SARA MATHEW

Sara Mathew
Senior Vice President and Chief Financial Officer

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(Dollar amounts in millions, except per share data)
Operating Revenues	$1,308.8	$1,417.6	$1,407.7

Operating Expenses	441.2	515.9	538.3
Selling and Administrative Expenses	523.5	546.7	539.4
Depreciation and Amortization	94.5	111.2	127.9
Restructuring Expense — Net	28.8	41.5	41.2
Reorganization Costs	(7.0)	29.5	—

Operating Income	227.8	172.8	160.9

Interest Income	5.5	3.9	2.9
Interest Expense	(16.4)	(8.6)	(5.0)
Minority Interest Expense	(5.4)	(22.4)	(22.4)
Other Income — Net	46.3	6.0	9.0

Non-Operating Income (Expense) — Net	30.0	(21.1)	(15.5)

Income before Provision for Income Taxes	257.8	151.7	145.4
Provision for Income Taxes	101.1	78.1	64.1
Equity in Net Losses of Affiliates	(3.5)	—	—

Income from Continuing Operations	153.2	73.6	81.3
Income from Discontinued Operations, Net of Income Taxes of $86.2 and $114.8 for 2000 and 1999, respectively	—	133.0	174.7

Net Income	$153.2	$206.6	$256.0

Basic Earnings Per Share of Common Stock:
Continuing Operations	$1.93	$.91	$1.00
Discontinued Operations	—	1.64	2.16

Basic Earnings Per Share of Common Stock	$1.93	$2.55	$3.16

Diluted Earnings Per Share of Common Stock:
Continuing Operations	$1.88	$.90	$.99
Discontinued Operations	—	1.62	2.13

Diluted Earnings Per Share of Common Stock	$1.88	$2.52	$3.12

Weighted Average Number of Shares Outstanding —
Basic	79,391,000	81,001,000	81,127,000

Weighted Average Number of Shares Outstanding —
Diluted	81,510,000	81,994,000	82,142,000

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(Dollar amounts in
	millions,
	except per share data)
Assets
Current Assets
Cash and Cash Equivalents	$145.3	$70.1
Accounts Receivable — Net of Allowance of $21.0 in 2001 and $19.5 in 2000	317.8	376.3
Other Current Assets	117.1	92.2

Total Current Assets	580.2	538.6

Non-Current Assets
Property, Plant and Equipment, Net	158.0	202.8
Prepaid Pension Costs	333.7	268.9
Computer Software, Net	103.6	131.3
Goodwill and Other Purchased Intangibles, Net	148.8	145.2
Other Non-Current Assets	106.9	136.8

Total Non-Current Assets	851.0	885.0

Total Assets	$1,431.2	$1,423.6

Current Liabilities
Notes Payable	$—	$49.6
Other Accrued and Current Liabilities	332.7	353.5
Unearned Subscription Income	330.0	340.0

Total Current Liabilities	662.7	743.1

Pension and Postretirement Benefits	377.3	373.2
Long Term Debt	299.6	—
Other Non-Current Liabilities	111.2	56.7

Contingencies (Note 14)

Minority Interest	1.3	301.6

Shareholders’ Equity
Preferred Stock, $.01 par value per share, authorized — 10,000,000 shares; outstanding — none
Series Common Stock, $.01 par value per share, authorized — 10,000,000 shares; outstanding — none
Common Stock, $.01 par value per share, authorized — 200,000,000 and 400,000,000 shares for 2001 and 2000, respectively; issued — 81,945,520	0.8	0.8
Unearned Compensation Restricted Stock	(1.8)	(1.9)
Capital Surplus	227.3	241.1
Retained Earnings	162.3	13.2
Treasury Stock, at cost, 5,067,235 and 1,790,620 shares for 2001 and 2000, respectively	(148.7)	(45.3)
Cumulative Translation Adjustment	(205.2)	(205.3)
Minimum Pension Liability	(55.6)	(53.6)

Total Shareholders’ Equity	(20.9)	(51.0)

Total Liabilities and Shareholders’ Equity	$1,431.2	$1,423.6

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(Dollar amounts in millions)
Cash Flows from Operating Activities:
Net Income	$153.2	$206.6	$256.0
Less:
Net Income from Discontinued Operations	—	133.0	174.7

Net Income from Continuing Operations	153.2	73.6	81.3
Reconciliation of Net Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	94.5	111.2	127.9
Gain from Sale of Businesses	(56.3)	—	—
Equity Losses in Excess of Dividends Received from Affiliates	3.5	—	—
Restructuring Expense, Net and Asset Impairments	46.6	41.5	41.2
Restructuring Payments	(40.6)	(21.8)	(2.6)
Decrease (Increase) in Accounts Receivable	30.7	(26.3)	(22.8)
Deferred Revenue from RMS Agreement	30.4	—	—
Deferred Income Taxes	49.1	18.4	16.3
Accrued Income Taxes, Net	(7.0)	(122.4)	7.4
Net Increase (Decrease) in Long Term Liabilities	0.8	(2.6)	(7.3)
Increase in Other Long Term Assets	(61.4)	(46.3)	(36.8)
Net (Increase) Decrease in Other Working Capital Items	(35.0)	4.4	(69.4)
Other	8.6	1.6	7.7

Net Cash Provided by (Used in) Operating Activities:
Continuing Operations	217.1	31.3	142.9
Discontinued Operations	—	(4.1)	214.8

Net Cash Provided by Operating Activities	217.1	27.2	357.7

Cash Flows from Investing Activities:
Cash Proceeds from Sale of Businesses	118.2	—	—
Payments for Acquisition of Businesses, Net of Cash Acquired	(34.5)	—	—
Capital Expenditures	(16.2)	(24.1)	(34.3)
Additions to Computer Software and Other Intangibles	(37.0)	(43.0)	(75.3)
Investments in Unconsolidated Affiliates	(11.3)	(6.0)	—
Net Cash Used in Investing Activities of Discontinued Operations	—	(26.2)	(12.1)
Other	16.0	17.6	5.0

Net Cash Provided by (Used in) Investing Activities	35.2	(81.7)	(116.7)

Cash Flows from Financing Activities:
Payment of Dividends	—	(89.8)	(120.1)
Payments for Purchase of Treasury Shares	(144.9)	(46.8)	(237.9)
Net Proceeds from Stock Plans	19.0	37.7	48.4
(Decrease) Increase in Commercial Paper Borrowings	(49.5)	(75.2)	88.8
Repayment of Minority Interest Obligations	(300.0)	—	—
Increase in Long-Term Borrowings	299.6	—	—
Net Cash Provided by Financing Activities of Discontinued Operations	—	195.5	1.3
Other	(1.6)	(2.6)	1.5

Net Cash (Used in) Provided by Financing Activities	(177.4)	18.8	(218.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.3	(3.6)	(0.3)

Increase (Decrease) in Cash and Cash Equivalents	75.2	(39.3)	22.7
Cash and Cash Equivalents, Beginning of Year	70.1	109.4	86.7

Cash and Cash Equivalents, End of Year	$145.3	$70.1	$109.4

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Years Ended December 31, 2001

		Unearned
	Common	Compensation				Cumulative	Minimum	Total	Comprehensive
	Stock	Restricted	Capital	Retained	Treasury	Translation	Pension	Shareholders’	Income
	($.01 Par Value)	Stock	Surplus	Earnings	Stock	Adjustment	Liability	Equity	(Loss)

	(Dollar amounts in millions, except per share data)
Balance, January 1, 1999	$1.7	$—	$251.1	$(240.9)	$(168.1)	$(170.2)	$(44.6)	$(371.0)

Net Income				256.0				256.0	$256.0
Dividends Declared ($.74 per share)				(119.3)				(119.3)
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (2,420,300)			(13.8)	0.3	71.0			57.5
Treasury Shares Reissued Under Employee Stock Purchase Plan (153,097)				(0.6)	4.8			4.2
Treasury Shares Acquired (6,803,800)					(237.9)			(237.9)
Change in Cumulative Translation Adjustment						(10.9)		(10.9)	(10.9)
Change in Minimum Pension Liability							6.2	6.2	6.2
Unrealized Losses on Investments				(1.4)				(1.4)	(1.4)

Total Comprehensive Income									$249.9

Balance, December 31, 1999	1.7	—	237.3	(105.9)	(330.2)	(181.1)	(38.4)	(416.6)

Net Income				206.6				206.6	$206.6
Dividends Declared ($.555 per share)				(60.0)				(60.0)
Common Shares Issued Under Stock Options and Restricted Stock Plan (732,000)			8.8		(2.7)			6.1
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (1,500,111)			(7.4)		48.1			40.7
Treasury Shares Reissued Under Employee Stock Purchase Plan (183,541)				0.1	5.5			5.6
Treasury Shares Acquired (1,908,543)					(46.8)			(46.8)
Unearned Portion of Restricted Stock Awards		(1.9)	2.4					0.5
Stock Dividend to Shareholders of Moody’s				252.5				252.5
Recapitalization	(0.9)			(279.9)	280.8			—
Change in Cumulative Translation Adjustment						(24.2)		(24.2)	(24.2)
Change in Minimum Pension Liability							(15.2)	(15.2)	(15.2)
Unrealized Losses on Investments				(0.2)				(0.2)	(0.2)

Total Comprehensive Income									$167.0

Balance, December 31, 2000	0.8	(1.9)	241.1	13.2	(45.3)	(205.3)	(53.6)	(51.0)

Net Income				153.2				153.2	$153.2
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (1,429,185)		(1.0)	(13.8)		37.8			23.0
Treasury Shares Reissued Under Employee Stock Purchase Plan (142,673)				(0.5)	3.7			3.2
Treasury Shares Acquired (4,848,473)					(144.9)			(144.9)
Stock Dividend to Shareholders of Moody’s				(3.5)				(3.5)
Unearned Portion of Restricted Stock Awards		1.1						1.1
Change in Cumulative Translation Adjustment						0.1		0.1	0.1
Change in Minimum Pension Liability							(2.0)	(2.0)	(2.0)
Unrealized Losses on Investments				(0.1)				(0.1)	(0.1)

Total Comprehensive Income									$151.2

Balance, December 31, 2001	$0.8	$(1.8)	$227.3	$162.3	$(148.7)	$(205.2)	$(55.6)	$(20.9)

The accompanying notes are an integral part of the consolidated financial statements

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts in millions, except per share data)

Note 1 Description of Business and Summary of Significant Accounting Policies

      Description of Business and Basis of Presentation. The Dun & Bradstreet Corporation (the “Company” or “D&B”), with more than 160 years experience in collecting and organizing business information, is a world leader in enabling businesses to make information-based decisions. Customers leverage D&B’s information and technology, as well as its insight and expertise, to manage credit and transaction risk (Risk Management Solutions), find and retain profitable customers (Sales & Marketing Solutions), and manage customer and vendor relationships more efficiently (Supply Management Solutions). Companies pursuing e-business use D&B’s risk management capabilities to authenticate and verify potential trading partners online.

      The consolidated financial statements include the accounts of D&B and its subsidiaries and investments in which the Company has a controlling interest. Investments in companies over which the Company has significant influence but not a controlling interest are carried on an equity basis. Cost investments are recorded at cost and the Company reviews its investments to determine if there has been any impairment judged to be other than temporary. Such impairments are recorded as write downs in the income statement. The effects of all significant intercompany transactions have been eliminated.

      The financial statements of subsidiaries outside the United States and Canada reflect a fiscal year ended November 30 to facilitate timely reporting of the Company’s consolidated financial results and financial position.

      The consolidated financial statements have been classified to identify separately the results of operations and cash flows of the Company’s discontinued operations, which represent Moody’s Corporation for 2000 and 1999. See Note 4 for further information. Additionally, certain prior-year amounts have been reclassified to conform to the 2001 presentation.

Critical Accounting Policies

      The Company’s critical accounting policies are: revenue recognition and estimating accrued liabilities and valuation allowances, including sales cancellations and bad debt allowances, restructuring reserves, valuation of long-lived, intangible assets and goodwill, and assessment of tax and legal matters and other contingencies.

      Revenue Recognition. The Company recognizes revenue as services are performed, information is delivered and products and services are used by its customers. Amounts billed for service and subscriptions are credited to unearned subscription income and reflected in operating revenues as used over the subscription term, which is generally one year.

      Estimates of Accrued Liabilities and Valuation Allowances. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

      In determining sales cancellation allowances, management analyzes historical trends, customer specific factors, current economic trends and changes in customer demand. With respect to estimating bad debt allowances, management analyzes the aging of accounts receivable, historical bad debts, customer credit worthiness and current economic trends.

      In determining restructuring reserves the Company has considered the number of individuals that will be affected by severance programs, the expected date of their termination and the expected cash payments to be made. In addition, for lease termination obligations, the Company considers the expected date of termination and the effect of any sub-lease rental income for certain properties.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company reviews the valuation impairment of long-lived assets, intangible assets, including capitalized computer software, and goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset. Factors which could trigger an impairment review include significant changes in the manner of use of the assets or strategic decisions made relating to future plans for those assets, as well as consideration of future operating results, significant negative industry trends or economic trends. (See Note 2 for a review of the new accounting standard related to goodwill and other intangible assets).

      Management assesses the Company’s liabilities and contingencies in connection with various legal and tax matters on an ongoing basis, based upon the latest information available. For some amounts, a probable amount of loss can be estimated and is therefore recorded in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessment and estimates of such liabilities accordingly.

Other Accounting Policies

      Cash Equivalents. Marketable securities that mature within 90 days of purchase date are considered cash equivalents and are stated at cost, which approximates fair value.

      Marketable Securities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” marketable securities are classified as “available for sale” and are reported at fair value, with net unrealized gains and losses reported in shareholders’ equity.

      The fair value of current and non-current marketable securities is based on quoted market prices. Realized gains and losses on marketable securities are determined on the specific identification method.

      The Company had marketable securities of $32.4 million and $37.5 million at December 31, 2001 and 2000, respectively, which consisted primarily of debt securities of the U.S. Government and its agencies. Such amounts are included in “Other Non-Current Assets.”

      Property, Plant and Equipment. Property, plant and equipment are depreciated principally using the straight-line method. Buildings are depreciated over a period of 40 years. Equipment is depreciated over a period of five to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

      Computer Software, Goodwill and Intangible Assets. The Company accounts for computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” as appropriate. Capitalized computer software costs are amortized over a period of three to five years and are reported at the lower of unamortized cost or net realizable value.

      Other intangibles result from acquisitions and database enhancements. Other intangibles are being amortized, using the straight-line method, over three to 15 years, respectively. Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired and is amortized on a straight-line basis over five to 40 years.

      Foreign Currency Translation. For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these countries, currency translation adjustments are accumulated in a separate component of shareholders’ equity, whereas realized transaction gains and losses are recognized in other income (expense) — net. For operations in countries that are considered to be highly inflationary, where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are translated using end-of-year exchange rates, and nonmonetary accounts are translated using historical exchange rates. Translation and transaction losses of $.5 million and $.3 million in 2001 and 2000, respectively, and a gain of $.1 million in 1999 are recognized in other income (expense) — net.

      Earnings per Share of Common Stock. In accordance with SFAS No. 128, “Earnings per Share” (“EPS”), basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share are calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the Treasury Stock method to calculate the impact of outstanding stock options.

      Financial Instruments. The Company has adopted Statement of Financial Accounting Standard No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 commencing January 1, 2001. These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value.

      The Company uses foreign exchange forward contracts to offset the earnings impact of transaction gains or losses resulting from foreign currency denominated intercompany loans, and the gains and losses on these forward contracts are marked to market and changes are recorded as income or expense.

      The Company uses interest rate swap agreements to hedge long-term fixed rate debt. When executed, the Company designates the swaps as fair value hedges and assesses whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. The Company formally documents all relationships between hedging instruments and hedged items and has documented policies for its risk management exposures. Changes in derivative fair values marked to market and changes that are designated fair value hedges are recognized in earnings. The effectiveness of the hedge accounting is monitored on an ongoing basis and if considered ineffective, the Company will discontinue hedge accounting prospectively. The adoption of SFAS No. 133 did not have a material impact on the Company’s consolidated results of operations and financial position.

Note 2 Recent Accounting Pronouncements

      On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of .” SFAS No. 144, however, retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

      SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 (“Opinion 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS No. 144, however, retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and as such the Company will adopt SFAS No. 144 beginning January 1, 2002. The Company believes there will be no material impact on its consolidated results of operations and financial position upon adoption of SFAS No. 144.

      On July 20, 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations,” and No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.”

      SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 superseded APB Opinion No. 16, “Business Combinations,” and Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001, and has been adopted by the Company since that date. See Note 6 below.

      SFAS No. 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be subject to periodic testing for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to 40 years. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets.” D&B considers its operating segments, North America, Europe and APLA, as its reporting units under the definitions of SFAS No. 142 for consideration of potential impairment of intangible and goodwill balances. Based upon the Company’s preliminary assessment, it does not expect to recognize any impairment of existing assets upon adoption of this standard beginning January 2002.

      The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning January 1, 2002. As a result of adoption of SFAS No. 142, a substantial amount of the Company’s goodwill assets will no longer be amortized, resulting in a $5 million reduction in amortization expense in 2002.

Note 3 Impact of Implementation of the “Blueprint for Growth” Strategy & Other

  “Blueprint for Growth” Strategy

      In the fourth quarter of 2000, D&B announced a new business strategy, the Blueprint for Growth, designed to transform D&B into a growth company with an important presence on the Web, while also delivering shareholder value during the transformation. The implementation of the Blueprint for Growth requires significant investments. In order to fund these investments, D&B has identified opportunities to reallocate spending in order to invest for growth and deliver shareholder value. D&B also reviewed its non-core businesses and assets with a view to converting them into cash.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with D&B’s Blueprint for Growth strategy and in accordance with the related financial flexibility initiatives, the Company incurred various incremental costs and gains during 2001, 2000 and 1999. Such costs, gains and related accruals are included in the Company’s consolidated financial results as follows:

	2001	2000	1999

Costs included in operating income:
Restructuring Charge — Net	$(28.8)	$(41.5)	$(41.2)
Asset Write-offs for World Trade Center Tragedy	(1.0)	—	—
Other Various Asset Impairments	(6.2)	—	—
Murray Hill Facility Impairment	(6.5)	—	—

Total	$(42.5)	$(41.5)	$(41.2)

Non-Operating Income (Expense) — Net includes:
Gain on the Sale of the RMS Business	$36.4	$—	$—
Gain on the Sale of Australia/New Zealand Operations	17.7	—	—
Gain on the Sale of Portion of South Africa Investment	2.2	—	—
Write-down of Impaired Investments	(6.1)	—	—
Litigation Gain	—	10.1	11.9

Total	$50.2	$10.1	$11.9

  Restructuring & Other Operating Charges

      During the fourth quarter of 2000, D&B announced the first phase of its financial flexibility program and recorded a pre-tax restructuring charge of $41.5 million to globalize administrative functions, streamline data collection and fulfillment, rationalize sales and marketing functions and consolidate and simplify technology functions. The pre-tax charge included $28.2 million related to severance, leasehold termination obligations of $8.8 million and the write-off of certain assets of $4.5 million.

      During the second quarter of 2001, D&B announced the second phase of its financial flexibility program to reengineer administrative functions and institute common business practices worldwide. The Company recorded a pre-tax restructuring charge of $32.8 million in connection with these actions. The charge included $20.7 million related to severance costs, lease termination obligations arising from office closures of $3.2 million and the write-off of certain assets of $8.9 million.

      Also, during the second quarter of 2001, the Company determined that due to higher than anticipated voluntary attrition, severance for approximately 50 associates affected under phase one of the program will not be utilized. As a result, the Company reduced its remaining severance accrual by $2.9 million. In addition, the Company was able to reduce its remaining lease termination liabilities by $1.1 million as a result of more favorable market conditions and higher than anticipated sub-lease rent.

      As of December 31, 2001, D&B has terminated approximately 1,150 of the employees affected under the financial flexibility program. Since the financial flexibility initiatives began in October 2000, the total associates expected to be terminated under the program will be approximately 1,700. The Company has completed all the actions contemplated under the first phase of its financial flexibility program as of the end of 2001 and plans to complete the remainder of the actions under the second phase by June 30, 2002.

      During the fourth quarter of 1999, Old D&B’s board of directors approved plans to restructure D&B’s operations. As a result, a pre-tax restructuring charge of $41.2 million was included in operating income in 1999, which included employee severance costs of $32.7 million and the balance of the charge related to the write-off of certain assets and leasehold termination obligations. During 2001, the Company substantially completed these restructuring actions. At December 31, 2001 the remaining restructuring reserves were not significant.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The restructuring reserves and utilization to date were as follows:

			Amounts Utilized in 2001
	Amount	Balance at			Amounts		Balance at
	Charged	12/31/2000	Payments	Write-offs	Adjusted	Total	12/31/2001

2001 Restructuring Charge
Severance and Termination	$20.7	$—	$(1.5)	$—	$—	$(1.5)	$19.2
Asset Write-Offs	8.9	—	—	(8.9)	—	(8.9)	—
Lease Termination Obligations	3.2	—	(1.6)	—	—	(1.6)	1.6

	$32.8	$—	$(3.1)	$(8.9)	$—	$(12.0)	$20.8

2000 Restructuring Charge
Severance and Termination	$28.2	$27.4	$(20.1)	$—	$(2.9)	$(23.0)	$4.4
Asset Write-Offs	4.5	—	—	—	—	—	—
Lease Termination Obligations	8.8	8.8	(3.7)	—	(1.1)	(4.8)	4.0

	$41.5	$36.2	$(23.8)	$—	$(4.0)	$(27.8)	$8.4

1999 Restructuring Charge
Severance and Termination	$32.7	$12.1	$(12.1)	$—	$—	$(12.1)	$—
Asset Write-Offs	3.9	—	—	—	—	—	—
Lease Termination Obligations	4.6	1.6	(1.6)	—	—	(1.6)	—

	$41.2	$13.7	$(13.7)	$—	$—	$(13.7)	$—

      In 2001, the Company recorded a $6.5 million charge to reflect the impairment in value of the Company’s Murray Hill facility. The Company plans to sell the Murray Hill facility in the first quarter of 2002. The Murray Hill facility has a carrying value (before the $6.5 million write-down) of $17.2 million. This has been transferred from property, plant and equipment to assets held for sale within current assets, as it is expected to be sold within twelve months of the balance sheet date. The Company also recorded pre-tax charges of $6.2 million resulting from the impairment of capitalized software and the write-off of certain assets made obsolete or redundant during the year. The Company recorded within operating income a $1.0 million write-off of assets lost in the World Trade Center attack.

  Non-Operating Income (Expense) — Net

      During the second quarter of 2001, D&B completed the sale of the operations of its Receivable Management Services (“RMS”) product lines in the U.S., Canada and Hong Kong to the RMS senior management team and its European RMS operations to Intrum Justitia, B.V. D&B received proceeds of $125 million, $90 million of which was from the sale of the businesses. The Company recognized a pre-tax gain on the sale of $36.4 million. D&B received approximately $76 million in cash and a note for approximately $14 million that was paid in the fourth quarter of 2001. Approximately $35 million of the proceeds related to an exclusive contract to provide the buyers with risk management solutions products over five years.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the third quarter of 2001, D&B completed the sale of a majority stake in its Australia/ New Zealand operations. D&B received proceeds of approximately $23 million, consisting of $12 million in cash and a note of approximately $11 million. The note was paid in the fourth quarter of 2001. The pre-tax gain was $17.7 million.

      During the fourth quarter of 2001, D&B sold a major portion of its minority investment in Information Trust Corporation (Proprietary) Limited in South Africa for approximately $6 million in cash. D&B has an option, exercisable after three years, to sell its remaining shares in this company to the buyer. The Company recognized a pre-tax gain of $2.2 million.

      The Company recorded a $6.1 million pre-tax write down of cost investments in the third quarter of 2001. In 2000 and 1999, the Company recognized a $10.1 million and an $11.9 million, respectively, pre-tax gain with respect to settlement of litigation matters, recorded in non-operating income.

Note 4 Reorganization and Discontinued Operations

      Pursuant to Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the consolidated financial statements of the Company have been classified to reflect as discontinued operations the segment conducted principally by Moody’s Investors Service, Inc. as a result of the 2000 Distribution (as defined below).

  2000 Distribution

      On September 30, 2000 (the “2000 Distribution Date”), the company then known as The Dun & Bradstreet Corporation (“Old D&B”) separated into two independent, publicly traded companies — The New D&B Corporation (“D&B” or the “Company”) and Moody’s Corporation (“Moody’s”). The separation was accomplished through a tax-free distribution to shareholders of Old D&B (the “2000 Distribution”) of all of the shares of common stock of the Company. For every two shares of common stock of Old D&B held, shareholders received one share of common stock of the Company. Following the 2000 Distribution, Old D&B was renamed “Moody’s Corporation” and the Company was renamed “The Dun & Bradstreet Corporation.”

      Prior to the 2000 Distribution, Old D&B had completed an internal reorganization to the effect that, at the time of the 2000 Distribution, the business of the Company consisted solely of supplying credit, marketing and purchasing information as well as receivables management services (the “D&B Business”), and the business of Old D&B (other than the Company and its subsidiaries) consisted solely of the business of providing ratings and related research and risk management services (the “Moody’s Business”).

      Old D&B received a ruling letter from the Internal Revenue Service (the “IRS”) on June 15, 2000, to the effect that the receipt by Old D&B shareholders of the common stock of the Company in the 2000 Distribution would be tax-free to such stockholders and Old D&B for Federal income tax purposes, except to the extent of cash received in lieu of fractional shares of common stock of the Company. The 2000 Distribution was effected on September 30, 2000, and resulted in an increase to shareholders’ equity of $256.6 million. During the fourth quarter of 2000, adjustments to the dividend of $4.1 million were recorded as a decrease to shareholders’ equity, primarily as a result of changes in estimates.

      For purposes of, among other things, governing certain ongoing relations between the Company and Moody’s as a result of the 2000 Distribution, as well as to allocate certain tax, employee benefit and other liabilities arising prior to the 2000 Distribution, the companies entered into various agreements, including a Distribution Agreement (the “2000 Distribution Agreement”), Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Assignment, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In general, pursuant to the terms of the 2000 Distribution Agreement, all of the assets of the D&B Business have been allocated to the Company and all of the assets of the Moody’s Business have been allocated to Moody’s. The 2000 Distribution Agreement also provided for assumptions of liabilities and cross-indemnities designed to allocate generally, as of September 30, 2000, financial responsibility for: (i) all liabilities arising out of or in connection with the D&B Business to the Company, (ii) all liabilities arising out of or in connection with the Moody’s Business to Moody’s and (iii) substantially all other liabilities as of September 30, 2000, equally between the Company and Moody’s. The liabilities so allocated include contingent and other liabilities relating to former businesses of Old D&B and its predecessors and certain prior business transactions, which consist primarily of potential liabilities arising from a legal action initiated by Information Resources, Inc. (“IRI”), or from reviews by tax authorities of Old D&B’s global tax planning initiatives, each of which is described in Note 14.

      Pursuant to the terms of a distribution agreement, dated as of June 30, 1998 (the “1998 Distribution Agreement”), between Old D&B and R.H. Donnelley Corporation (then known as “The Dun & Bradstreet Corporation” and herein referred to as “Donnelley”), as a condition to the 2000 Distribution, the Company was required to undertake to be jointly and severally liable with Moody’s to Donnelley for any liabilities arising thereunder. The 2000 Distribution Agreement generally allocates the financial responsibility for liabilities of Old D&B under the 1998 Distribution Agreement equally between the Company and Moody’s, except that any such liabilities that relate primarily to the D&B Business are liabilities of the Company and any such liabilities that relate primarily to the Moody’s Business are liabilities of Moody’s. Among other things, the Company and Moody’s agreed that, as between themselves, they are each responsible for 50% of any payments to be made under the 1998 Distribution Agreement in respect of the action by IRI (as described below in Note 14), including any legal fees and expenses related thereto.

      In connection with the 2000 Distribution, Old D&B borrowed funds to repay in full its commercial paper obligations. In addition, pursuant to the 2000 Distribution Agreement, immediately prior to the 2000 Distribution, a portion of Old D&B’s indebtedness (plus certain minority interest obligations) and a portion of Old D&B’s cash was allocated to the Company in amounts such that, at the time of the 2000 Distribution and before giving effect to the agreement discussed below and certain other factors, the net indebtedness of the Company (plus the minority interest obligations) approximated the net indebtedness of Moody’s. Under the terms of the Employee Benefits Agreement, substantially all unexercised Old D&B stock options have been adjusted as of the 2000 Distribution Date to comprise options to purchase Moody’s common stock and separately exercisable options to purchase common stock of the Company. In light of, among other things, the numbers of optionees employed by the Company and Moody’s, respectively, this adjustment resulted in a substantially greater number of outstanding options to purchase common stock of Moody’s than would be the case if options had been adjusted so as to become solely options to purchase common stock of the optionee’s employer. Due to this fact and the fact that, consistent with past practice, each company is expected to maintain a stock purchase program designed to offset the increased number of shares otherwise attributable to option exercises, the Company agreed to adjust the net indebtedness of the two companies to compensate Moody’s for the disproportionate amount of its estimated future cash costs in this regard. The final amount of the adjustment discussed in the immediately preceding sentence has been reflected in the Company’s consolidated balance sheet at December 31, 2000, and was determined on a formula basis dependent upon a variety of factors, including the respective trading prices of Moody’s and the Company’s common stock at the time of the 2000 Distribution. In 2001, the Company included in operating income a $7.0 million pre-tax reversal of excess reorganization costs incurred in connection with the 2000 Distribution. As a result of the reversal of the $7.0 million accrual, an amount of $3.5 million was recorded in 2001 to shareholders’ equity as an adjustment to the stock dividend made in 2000 to Moody’s and reduced their receivable to the Company.

      Due to the relative significance of the D&B Business as compared with the Moody’s Business, the 2000 Distribution has been accounted for as a reverse spin-off. As such, the D&B Business has been classified as continuing operations and the Moody’s Business as discontinued operations.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net operating results of Moody’s have been reported in the caption “Income from Discontinued Operations” in the consolidated statements of operations. Summarized operating results for Moody’s for the years ended December 31, 2000 and 1999 were as follows:

	For the Year Ended
	December 31,

	2000	1999

Operating revenues	$441.1	$564.2
Income before provision for income taxes	219.2	289.5
Net income	133.0	174.7

Note 5	Income Taxes

      Income before provision for income taxes consisted of:

	2001	2000	1999

U.S.	$232.0	$171.2	$173.1
Non-U.S.	25.8	(19.5)	(27.7)

Income before provision for income taxes	$257.8	$151.7	$145.4

      The provision (benefit) for income taxes consisted of:

	2001	2000	1999

Current tax provision:
U.S. Federal	$73.5	$43.0	$40.9
State and Local	(6.6)	1.5	2.8
Non-U.S.	18.3	13.7	4.1

Total current tax provision	85.2	58.2	47.8

Deferred tax provision (benefit):
U.S. Federal	11.0	28.9	12.9
State and Local	11.5	2.6	0.6
Non-U.S.	(6.6)	(11.6)	2.8

Total deferred tax provision	15.9	19.9	16.3

Provision for income taxes	$101.1	$78.1	$64.1

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes.

	2001	2000	1999

Statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	1.2	1.8	1.5
Non-U.S. taxes	1.0	1.3	4.7
Reorganization costs	—	8.0	3.4
Interest	0.6	5.3	—
Other	1.4	—	(0.5)

Effective tax rate	39.2%	51.4%	44.1%

      Income taxes paid were $61.7 million, $219.5 million and $165.1 million in 2001, 2000, and 1999, respectively. Income taxes refunded were $12.2 million, $21.5 million and $26.7 million in 2001, 2000 and 1999, respectively.

      Deferred tax assets (liabilities) are comprised of the following at December 31:

	2001	2000	1999

Deferred tax assets:
Operating losses	$78.9	$82.0	$59.5
Postretirement benefits	6.4	31.1	63.0
Intangibles	38.3	43.7	48.5
Postemployment benefits	2.2	2.4	2.9
Restructuring and reorganization costs	20.9	15.4	10.2
Bad debts	7.2	5.4	3.8
Other	0.7	0.4	0.4

Total deferred tax assets	154.6	180.4	188.3
Valuation allowance	(70.2)	(77.6)	(59.5)

Net deferred tax assets	84.4	102.8	128.8

Deferred tax liabilities:
Tax leasing transactions	(12.5)	(15.7)	(18.3)
Depreciation	(1.0)	(0.3)	(3.8)

Total deferred tax liability	(13.5)	(16.0)	(22.1)

Net deferred tax asset	$70.9	$86.8	$106.7

      The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $179.2 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2001, since these earnings are intended to be reinvested indefinitely. Additionally, the Company has not determined the tax liability if such earnings were remitted to the U.S. as the determination of such liability is not practicable.

      The valuation allowance relates to disallowed losses in certain international entities.

Note 6	Investments

      During 2001, D&B acquired 100% of the issued share capital of iMarket and Harris InfoSource International, Inc. for a total cost of $34.5 million. These acquisitions are considered insignificant to the overall results of the Company.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001, the Company invested $11.3 million in a joint venture with American International Group, Inc. called Avantrust LLC. The Company’s ownership share of the joint venture, which will be accounted for under the equity method, is 41.8%. The Company has committed to invest approximately $8 million more in Avantrust LLC.

Note 7	Notes Payable, Indebtedness, and Minority Interest Obligation

      The Company’s borrowings at December 31, 2001 and 2000, including interest rate swaps designated as hedges are summarized below:

	2001	2000

Commercial paper		$49.5
Bank notes		.1

Notes Payable		$49.6

Fair value of long term fixed rate notes	$297.3
Fair value of interest rate swap	2.3

Long Term Debt	$299.6

      In the first quarter of 2001, the Company issued $300 million in principal of notes in a private placement. During the second quarter of 2001, the Company exchanged these notes for freely-tradeable notes with identical terms. The notes have a five-year term redeeming in March 2006 and bear interest at a fixed annual rate of 6.625%, payable semi-annually. The Company has entered into interest rate swap agreements to hedge a portion of this long term debt (see Note 8). The weighted average interest rates on the long term notes and swaps on December 31, 2001 was 5.93%. The weighted average interest rate on the outstanding commercial paper and bank notes payable on December 31, 2000 was 6.85%.

     Other credit facilities

      In September 2001, the Company renewed a $175 million 364-day revolving credit facility, which expires in September 2002 and is expected to be renewed on or before that time. The Company has an additional $175 million term revolving credit facility expiring in September 2005. Under these facilities, the Company has the ability to borrow at prevailing short-term interest rates. The Company has had no borrowings outstanding under these facilities since they were established in September 2000.

      At December 31, 2001, the Company also had non-committed lines of credit of $13 million and had no borrowings outstanding under these lines of credit as of that date. These arrangements have no material commitment fees or compensating balance requirements.

      Interest paid totaled $11.1 million, $8.3 million and $4.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Minority Interest Obligation

      During 1993, the Company participated in the formation of a limited partnership to invest in various securities, including those of the Company. In April 1997, the partnership raised $300 million of minority interest financing from an unrelated investor. This transaction was assumed by Old D&B in connection with the 1998 Distribution and thereafter by the Company in the 2000 Distribution (see Note 4 above). At December 31, 2000 and 1999, the third-party investment of $300 million in this partnership was included in minority interest.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the second quarter of 2001, the Company purchased the $300 million minority interest for the unrelated partner’s interest in the partnership using funds generated by the issuance of five-year fixed rate notes. Since that date, the Company has no third party obligations related to the partnership.

      For financial reporting purposes, the results of operations, assets, liabilities and cash flows of the partnership described above are included in the Company’s consolidated financial statements.

Note 8	Financial Instruments with Off-Balance Sheet Risks

      The Company uses short-term foreign exchange forward contracts to reduce exposure to fluctuations in foreign exchange rates. The Company uses interest rate swap agreements to manage its exposure to changes in interest rates. The Company does not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.

      By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2001 and 2000, in management’s opinion there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. The Company controls its exposure to credit risk through monitoring procedures.

      The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2001 and 2000 due to the fact that the Company sells to a large number of customers in different geographical locations.

     Interest Rate Risk Management

      The Company’s objective in managing exposure to interest rates is to limit the impact of interest rate changes on earnings, cash flows and financial position, and to lower overall borrowing costs. To achieve these objectives, the Company maintains a policy that floating rate debt be managed within a minimum and maximum range of the Company’s total debt exposure. To manage its exposure, the Company uses short-term fixed rate debt, floating rate debt and interest-rate swaps.

      In 2001, D&B purchased the $300 million fixed-rate minority interest obligation (see Note 7) with a five-year, fixed rate bond (see Note 7) that matures in March 2006. D&B then entered into fixed to floating (LIBOR rate indexed) interest-rate swap agreements in the third quarter of 2001 with a notional principal amount totaling $100 million, and designated these swaps as fair value hedges against $100 million of its long-term fixed rate bonds. As the swaps are considered highly effective hedges, there is no net impact on earnings resulting from the change in market value.

      At December 31, 2001 the Company had no short-term debt outstanding. At December 31, 2000 the Company held $49.5 million of commercial paper.

     Foreign Exchange Risk Management

      D&B’s objective in managing exposure to foreign currency fluctuations is to reduce earnings, cash flow and financial position volatility in its international operations. D&B follows a policy of using foreign currency forward contracts to offset the earnings impact of transaction gains or losses resulting from foreign currency denominated inter-company loans. Typically, these contracts have maturities of six months or less. These forward contracts are executed with creditworthy institutions and are denominated primarily in the British pound sterling, the euro and the Swedish krona.

      At December 31, 2001 and 2000, the Company had approximately $259 million and $181 million, respectively, of forward foreign exchange contracts outstanding that offset foreign currency denominated intercompany loans. These contracts have various expiration dates within three months. At December 31, 2001, gains on these contracts were $1.2 million and losses were $2.1 million. At December 31, 2000, gains on these contracts were $1.0 million and losses were $1.7 million.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Fair Value of Financial Instruments

      At December 31, 2001 and 2000, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short and long-term borrowings and foreign exchange forward contracts.

      At December 31, 2001 and 2000, the fair values of cash and cash equivalents, accounts receivables, accounts payable and short-term borrowings approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on third party quotes from financial institutions, were as follows:

	2001		2000

	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Long-term fixed rate note	$297.3	$297.3	$—	$—

Risk management contracts:
Interest rate swaps (long-term)	$2.3	$2.3	$—	$—
Foreign exchange forward contracts (short-term) — net	(0.9)	(0.9)	(0.7)	(0.7)

	$1.4	$1.4	$(0.7)	$(0.7)

Note 9	Capital Stock

      The total number of shares of all classes of stock that the Company has authority to issue under its Restated Certificate of Incorporation is 220,000,000 shares, of which 200,000,000 shares, par value $.01 per share, represent Common Stock (the “Common Stock”), 10,000,000 shares, par value $.01 per share, represent Preferred Stock (the “Preferred Stock”) and 10,000,000 shares, par value $.01 per share, represent Series Common Stock (the “Series Common Stock”). The board of directors of the Company has designated 500,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock, par value $.01 per share. The Preferred Stock and the Series Common Stock can be issued with varying terms, as determined by the board of directors.

      On September 30, 2000, 81,213,520 shares of Common Stock were distributed to the shareholders of Old D&B. Since the Company has been treated as the successor entity for accounting purposes, the Company’s historical financial statements reflect the recapitalization in connection with the 2000 Distribution, including the elimination of treasury shares (which shares became treasury shares of Moody’s) and the authorization of the Common Stock, Preferred Stock and Series Common Stock.

      In connection with the 2000 Distribution, the Company entered into a Rights Agreement with EquiServe Trust Company, N.A., designed to (i) minimize the prospects of changes in control that could jeopardize the tax-free nature of the 2000 Distribution by assuring meaningful board of directors involvement in any such proposed transaction and (ii) protect shareholders of the Company in the event of unsolicited offers to acquire the Company and other coercive takeover tactics that, in the opinion of the board of directors of the Company, could impair its ability to represent shareholder interests. Under the Rights Agreement, each share of the Common Stock has a right that trades with the stock until the right becomes exercisable. Each right entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a price of $125 per one one-thousandth of a share, subject to adjustment. The rights will generally not be exercisable until a person or group (an “Acquiring Person”) acquires beneficial ownership of, or commences a tender offer or exchange offer that would result in such person or group having beneficial ownership of, 15% or more of the outstanding Common Stock.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company may redeem the rights, which expire on August 15, 2010, for $.01 per right, under certain circumstances.

Note 10	Reconciliation of Weighted Average Shares

	2001	2000	1999

	(share data in thousands)
Weighted average number of shares — basic	79,391	81,001	81,127
Dilutive effect of shares issuable under stock options, restricted stock and performance share plans	2,003	849	942
Adjustment of shares applicable to stock options exercised during the period and performance share plans	116	144	73

Weighted average number of shares — diluted	81,510	81,994	82,142

      The Company has used excess funds generated by the asset monetization and financial flexibility programs to repurchase shares of Common Stock during 2001. By December 31, 2001, the Company repurchased 3.2 million shares of outstanding stock at market prices totaling $100 million. In addition, D&B repurchased 1.6 million shares for $44.9 million in 2001 in connection with its Employee Stock Purchase Plan and to offset a portion of the shares issued under stock incentive plans. Between January 1, 2000 and September 30, 2000, Old D&B repurchased 125,000 shares for $3.5 million in connection with its Employee Stock Purchase Plan and to offset a portion of the shares issued under stock incentive plans. During the fourth quarter of 2000, D&B repurchased 1.8 million shares for $43.3 million to offset awards under stock incentive plans and in connection with the D&B Employee Stock Purchase Plan.

      Options to purchase 1.8 million, 4.4 million, and 1.5 million shares of Common Stock were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Common Stock. The Company’s options generally expire 10 years after the initial grant date.

      Upon the 2000 Distribution, unexercised Old D&B stock options were amended to comprise options to purchase Moody’s common stock and separately exercisable options to purchase the Company’s Common Stock. The value of the replacement awards preserved as closely as possible the value of the awards that existed immediately prior to the Distribution. The number of shares of Moody’s common stock covered by the amended Moody’s stock options is the same number of shares covered by the Old D&B stock options. The number of shares of the Company’s Common Stock covered by the new D&B stock options equals 50% of the number of shares covered by the unexercised Old D&B stock options.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 Pension & Postretirement Benefits

	Pension Plans		Postretirement Benefits

	2001	2000	2001	2000

Change in Benefit Obligations
Benefit obligation at January 1	$(1,187.1)	$(1,152.9)	$(194.6)	$(193.5)
Service cost	(13.8)	(19.0)	(1.8)	(2.1)
Interest cost	(84.8)	(86.5)	(14.0)	(14.4)
Benefits paid	88.4	92.1	19.7	18.5
Impact of 2000 Distribution	—	30.9	—	3.2
Plan Amendment	(5.4)	—	—	—
Impact of curtailment gain (loss)	5.3	—	(0.6)	—
Actuarial gain (loss)	4.7	(33.8)	(24.7)	(3.5)
Assumption change	(32.3)	(17.9)	(3.0)	(2.8)

Benefit obligation at December 31	$(1,225.0)	$(1,187.1)	$(219.0)	$(194.6)

Change in Plan Assets
Fair value of plan assets at January 1	$1,465.7	$1,680.6	$—	$—
Actual return on plan assets	(85.9)	(63.6)	—	—
Employer contribution	23.8	28.8	16.7	15.7
Impact of 2000 Distribution	—	(88.0)	—	—
Plan participant contributions	—	—	3.0	2.8
Benefits paid	(88.4)	(92.1)	(19.7)	(18.5)

Fair value of plan assets at December 31	$1,315.2	$1,465.7	$—	$—

Reconciliation of Funded Status to Total Amount Recognized
Funded status of plan	$90.3	$278.6	$(219.0)	$(194.6)
Unrecognized actuarial loss (gain)	116.6	(133.5)	24.9	0.2
Unrecognized prior service cost	25.1	24.2	—	—
Unrecognized net transition asset	—	(0.9)	—	—

Net amount recognized	$232.0	$168.4	$(194.1)	$(194.4)

Amounts recognized in the Consolidated Balance Sheets
Prepaid pension costs	$333.7	$268.9	$—	$—
Pension and postretirement benefits	(175.4)	(170.7)	(194.1)	(194.4)
Intangible assets	18.1	16.6	—	—
Minimum pension liability	55.6	53.6	—	—

Net amount recognized	$232.0	$168.4	$(194.1)	$(194.4)

      The Company has retained the obligation for all pension and postretirement benefits for personnel who retired from Moody’s prior to the 2000 Distribution and for the obligation for all vested benefits accrued by Moody’s active employees under the Old D&B nonqualified supplemental pension plans through the date of the 2000 Distribution.

      The benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $184.2 and $175.1 million in 2001 and $182.5 and $170.7 million in

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000. Grantor trusts are used to fund these obligations. At December 31, 2001 and 2000, the balance of those trusts were $32.1 and $37.3 million, respectively.

	Pension Plans			Postretirement Benefits

	2001	2000	1999	2001	2000	1999

Components of Net Periodic Cost
Service cost	$13.8	$19.0	$18.4	$1.8	$2.1	$2.9
Interest cost	84.8	86.5	81.6	14.0	14.4	13.8
Expected return on plan assets	(136.4)	(130.6)	(114.0)	—	—	—
Amortization of transition obligation (asset)	(2.0)	1.8	(11.7)	—	—	—
Amortization of prior service cost	3.5	3.5	3.8	—	—	(2.7)
Recognized actuarial loss (gain)	0.6	(10.4)	6.6	—	—	—

Net periodic (income) cost	$(35.7)	$(30.2)	$(15.3)	$15.8	$16.5	$14.0

      In addition to the net periodic cost, the impact of the curtailment gain relating to the sale of RMS has been included as part of the RMS non-operating gain calculation.

	Pension Plans			Postretirement Benefits

	2001	2000	1999	2001	2000	1999

Assumptions as of December 31
Discount rate	7.25%	7.50%	7.75%	7.25%	7.50%	7.75%
Rate of compensation increase	4.41	4.66	4.91
Expected return on plan assets	9.75	9.75	9.75
Cash balance accumulation conversion rate	5.50	5.75	6.50

      For measurements purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.0% for 2009 and remain at that level thereafter.

      Assumed health-care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

	1% Point

	Increase	Decrease

Benefit obligation at end of year	$18.5	$(16.9)
Service Cost plus Interest Cost	1.3	(1.2)

Profit Participation Plan

      The Company also has a profit participation plan covering substantially all U.S. employees that provides for an employee salary deferral contribution and Company contributions. Employees may contribute up to 16% of their pay. The Company contributes an amount equal to 50% of employee contributions, up to 6% of the employee’s pay. The Company also makes contributions to the plan if certain objectives are met, based on performance over a two-year period. The Company recognized expense associated with the plan of $11.4 million, $11.7 million and $12.1 million in 2001, 2000 and 1999, respectively.

Note 12	Employee Stock Plans

      Under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, the Company has granted options to certain associates to purchase shares of its Common Stock at the market price on the date of the grant. Options granted generally vest in three equal installments, beginning on the third anniversary of the grant.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These options expire 10 years from the date of the grant. The Dun & Bradstreet Corporation 2000 Stock Incentive Plan provides for the granting of up to 9.7 million shares of Common Stock of the Company.

      Upon the 2000 Distribution (under the 2000 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards), unexercised Old D&B stock options were amended to comprise options to purchase Moody’s common stock and separately exercisable options to purchase the Company’s Common Stock. The value of the replacement awards preserved as closely as possible the value of the awards that existed immediately prior to the 2000 Distribution. The number of shares of Moody’s common stock covered by the amended Moody’s stock options is the same number of shares covered by the Old D&B stock options. The number of shares of the Company’s Common Stock covered by the new D&B stock options equals 50% of the number of shares covered by the unexercised Old D&B stock options.

      The Company applies APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 (excluding awards granted to employees of discontinued operations) consistent with the provisions of SFAS No. 123, the Company’s income from continuing operations and earnings per share would have been reduced to the pro-forma amounts indicated below:

	2001	2000	1999

Income from continuing operations:
As reported	$153.2	$73.6	$81.3
Pro forma	147.3	66.1	75.5
Basic earnings per share of common stock from continuing operations:
As reported	1.93	0.91	1.00
Pro forma	1.86	0.82	0.94
Diluted earnings per share of common stock from continuing operations:
As reported	1.88	0.90	0.99
Pro forma	1.81	0.81	0.92

      The pro forma disclosures shown are not representative of the effects on income and earnings per share in future years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

		10/1/00-	1/1/00-
	2001	12/31/00	9/30/00	1999

Expected dividend yield	0%	0%	2.40%	2.40%
Expected stock volatility	30%	35%	30%	30%
Risk-free interest rate	4.52%	5.47%	5.49%	6.41%
Expected holding period	4.9 years	5.0 years	5.0 years	5.0 years

      Options outstanding at December 31, 2001 were originally granted during the years 1992 through 2001 and are exercisable over periods ending not later than 2011. At December 31, 2001, 2000 and 1999 options for 2,036,585 shares, 3,215,849 shares, and 7,899,386 shares of Common Stock, respectively, were exercisable and 4,813,459 shares, 6,778,907 shares and 9,087,997 of the Common Stock, respectively, were available for future grants under the plans.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in stock options for the three years ended December 31, 2001, are summarized as follows:

		Weighted Average
	Shares	Exercise Price($)

Options outstanding at December 31, 1999	16,923,161	26.32
Granted	1,290,770	29.33
Exercised	(1,258,366)	21.34
Surrendered or expired	(1,628,583)	29.82

Options outstanding at September 30, 2000	15,326,982	26.62

Options converted at October 1, 2000	8,425,788	13.31
Granted	3,223,593	23.72
Exercised	(587,948)	10.71
Surrendered or expired	(140,385)	14.98

Options outstanding at December 31, 2000	10,921,048	16.50

Granted	2,560,348	32.76
Exercised	(1,397,775)	10.96
Surrendered or expired	(1,401,923)	18.88

Options outstanding at December 31, 2001	10,681,698	20.81

      The weighted average fair value of options granted during 2001, 2000 and 1999 was $11.30, $9.40 and $8.78, respectively.

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted Average
Range of		Remaining	Weighted Average		Weighted Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$9.53 – $17.71	5,535,157	5.9 Years	$13.93	2,007,725	$11.81
$23.72 – $36.16	5,146,541	9.5 Years	$28.22	28,860	$23.72

Total	10,681,698			2,036,585

      The plans also provide for the granting of stock appreciation rights (“SARs”) and limited stock appreciation rights (“LSARs”) in tandem with stock options to certain key employees. Upon the 2000 Distribution, the Old D&B SARs and LSARs were adjusted or converted into awards of the Company. The value of the replacement awards preserved as closely as possible the value of the awards that existed immediately prior to the 2000 Distribution. At December 31, 2001 there were 80,387 SARs and 3,306,495 LSARs attached to stock options, which are exercisable only if, and to the extent that, the related option is exercisable and, in the case of LSARs, only upon the occurrence of specified contingent events.

      Upon the 2000 Distribution, restricted stock of Old D&B that had been granted to key associates of the Company was forfeited and replaced with D&B Common Stock, preserving the economic value that existed immediately prior to the 2000 Distribution. During 2001 and 2000, respectively, 40,000 shares and 151,390 shares of restricted stock were granted. During 1999, no new awards of restricted stock were granted. There were no forfeitures during 2001, 2000 or 1999. The restrictions on the majority of such shares lapse over a period of three years from the date of the grant, and the cost is charged to compensation expense ratably.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the 1998 Key Employees’ Stock Incentive Plan of Old D&B, key employees were granted shares of common stock based on the achievement of two-year revenue growth goals or other key operating objectives, where appropriate. At the end of the performance period, December 31, 2000, Company performance at target yielded the targeted amount of shares, whereas Company performance above or below target resulted in larger or smaller share awards, respectively. Awards that were outstanding at the 2000 Distribution were canceled and replaced with new awards, preserving the economic value that existed prior to the 2000 Distribution. However, no new shares have been issued by the Company. Recorded in selling and administrative expenses was compensation expense of $14.9 million in 1999 for the 1998 Key Employees’ Stock Incentive Plan. In 2000, targets were not met, and as such no expense was recorded for the plan.

Note 13	Lease Commitments

      Certain of the Company’s operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years, with the majority expiring within five years. The Company also leases certain computer and other equipment under operating leases that expire over the next three years. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Additionally, the Company has agreements with various third parties to purchase certain data processing and telecommunication services extending beyond one year. Rental expenses under operating leases (cancelable & non-cancelable) were $41.7 million, $52.4 million and $71.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under non-cancelable leases at December 31, 2001 are as follows:

2002	2003	2004	2005	2006	Thereafter	Total

$28.5	$26.8	$17.9	$11.3	$8.4	$6.8	$99.7

Note 14 Contingencies

      The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty, in the opinion of management, the ultimate liability of the Company, in connection with such matters will not have a material effect on the Company’s results of operations, cash flows or financial position.

      In addition, the Company also has certain other contingencies discussed below.

     Information Resources

      On July 29, 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants Donnelley, A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly owned subsidiary of Donnelley.

      The complaint alleges various violations of United States antitrust laws, including alleged violations of Section 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

      IRI’s complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount. No amount in respect of these alleged damages has been accrued in the consolidated financial statements of the Company.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 1996, Donnelley completed a distribution to its shareholders (the “1996 Distribution”) of the capital stock of ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”). On October 28, 1996, in connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley entered into an Indemnity and Joint Defense Agreement (the “Indemnity and Joint Defense Agreement”) pursuant to which they have agreed: (i) to certain arrangements allocating potential liabilities (“IRI Liabilities”) that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the “ACN Maximum Amount”), and that Donnelley and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. On December 18, 2000, ACNielsen announced that it had entered into a merger agreement under which VNV N.V. will acquire all of ACNielsen’s common stock. Pursuant to the Indemnity and Joint Defense Agreement, upon consummation of the transaction, VNV is to be included for purposes of determining the ACN Maximum Amount, and VNV must assume ACNielsen’s liabilities under that agreement.

      In June 1998, Donnelley completed a distribution to its shareholders (the “1998 Distribution”) of the capital stock of Old D&B and changed its name to R.H. Donnelley Corporation. In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement (the “1998 Distribution Agreement”) whereby Old D&B assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

      During 1998, Cognizant separated into two new companies, IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”). IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

      Under the terms of the 2000 Distribution Agreement, as a condition to the 2000 Distribution, the Company undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as between themselves, each of the Company and Moody’s will be responsible for 50% of any payments to be made with respect to the IRI action pursuant to the 1998 Distribution Agreement, including legal fees or expenses related thereto.

      Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of this matter could materially affect the Company’s results of operations, cash flows or financial position.

     Tax Matters

      Old D&B and its predecessors have entered into global tax planning initiatives in the normal course of business, principally through tax free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably. At this time, management is unable to predict the extent of such reviews, the outcome thereof or

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether the resolution of these matters could materially affect the Company’s results of operations, cash flows or financial position.

      Pursuant to the 2000 Distribution Agreement, the Company and Moody’s agreed to each be financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described above, to the extent such potential liabilities are not directly attributable to their respective business operations.

      The IRS has completed its review of the utilization of certain capital losses generated during 1989 and 1990. On June 26, 2000, the IRS, as part of its audit process, issued a formal assessment with respect to the utilization of these capital losses.

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

      On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000, which Old D&B funded with short-term borrowings. IMS Health has informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, the Company is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. Old D&B and the Company had accrued their anticipated share of the probable liability arising from the utilization of these capital losses and Old D&B responded by filing a petition for a refund in the U.S. District Court on September 21, 2000.

Note 15 Subsequent Event

      In January 2002, the Company repurchased 2.5 million shares, for $85.1 million, in a privately-negotiated block trade. The purchase was funded with cash on hand and short-term commercial paper borrowings of $36.0 million.

Note 16 Segment Information

      The operating segments reported below are the segments of the Company for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources. D&B, which provides the information, tools and expertise to help customers Decide with Confidence, is managed on a geographical basis — with three operating segments, North America, Europe/ Africa/ Middle East (“Europe”) and Asia Pacific/ Latin America (“APLA”). As part of the Blueprint for Growth, D&B launched a new corporate brand, which included a new logo, tagline, visual identity and renamed product lines. The Company is focused on its core businesses: risk management solutions (formerly known as credit), sales & marketing solutions (formerly known as marketing) and supply management solutions (formerly known as purchasing). RMS and all other divested businesses have been reclassified as “RMS and Other Divested Businesses” (see Note 3) and certain prior-year amounts have been adjusted to conform to 2001 presentation. Other divested businesses include results of Australia/ New Zealand operation and other countries in APLA that underwent business model changes. The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies. Inter-segment sales are immaterial and no single customer accounted for 10% or more of total revenues. For management reporting purposes, restructuring charges, transition costs and other transactions incurred in connection with the Blueprint for Growth strategy are not allocated to any of the business segments.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001	2000	1999

Operating Revenues:
North America	$912.3	$968.3	$920.0
Europe	342.1	382.1	420.6
APLA	54.4	67.2	67.1

Consolidated Total	$1,308.8	$1,417.6	$1,407.7

Operating Income (Loss):
North America	$298.3	$287.6	$255.4
Europe	25.2	(0.9)	(8.9)
APLA	(0.2)	(4.6)	(7.3)

Total Divisions	323.3	282.1	239.2
All Other(1)	(95.5)	(109.3)	(78.3)

Consolidated Total	227.8	172.8	160.9
Non-Operating Income (Expense) — Net	30.0	(21.1)	(15.5)

Income before Provision for Income Taxes	$257.8	$151.7	$145.4

Depreciation and Amortization:(2)
North America	$56.9	$63.1	$65.8
Europe	29.8	39.4	52.8
APLA	3.3	4.1	5.3

Total Divisions	90.0	106.6	123.9
All Other	4.5	4.6	4.0

Consolidated Total	$94.5	$111.2	$127.9

Capital Expenditures:
North America	$10.7	$13.4	$15.5
Europe	4.3	7.6	15.7
APLA	0.6	2.2	2.3

Total Divisions	15.6	23.2	33.5
All Other	0.6	0.9	0.8

Consolidated Total	$16.2	$24.1	$34.3

Additions to Computer Software and Other Intangibles:
North America	$30.0	$33.2	$40.7
Europe	3.7	5.0	27.9
APLA	0.7	1.6	0.4

Total Divisions	34.4	39.8	69.0
All Other	2.6	3.2	6.3

Consolidated Total	$37.0	$43.0	$75.3

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001	2000	1999

Assets:
North America	$387.7	$437.3	$432.4
Europe	447.2	447.5	536.6
APLA	26.5	52.0	50.3

Total Divisions	861.4	936.8	1,019.3
All Other (primarily domestic pensions and taxes)	569.8	486.8	555.5

Consolidated Total	$1,431.2	$1,423.6	$1,574.8

Supplemental Geographic and Product Line Information:
Operating Revenues:
United States	$884.0	$938.7	$891.5
International	424.8	478.9	516.2

Consolidated Total	$1,308.8	$1,417.6	$1,407.7

Long-Lived Assets:
United States	$528.5	$478.1	$433.3
International	255.9	313.8	399.8

Consolidated Total	$784.4	$791.9	$833.1

Product Line Revenues:
North America:
Risk Management Solutions	$588.1	$580.1	$581.0
Sales & Marketing Solutions	258.4	259.8	230.1
Supply Management Solutions	26.4	28.5	27.1

Total North America Core	872.9	868.4	838.2
RMS and Other Divested Businesses	39.4	99.9	81.8

Total North America	912.3	968.3	920.0

Europe:
Risk Management Solutions	254.5	266.4	297.4
Sales & Marketing Solutions	66.9	67.6	72.2
Supply Management Solutions	3.3	2.1	1.4

Total Europe Core	324.7	336.1	371.0
RMS and Other Divested Businesses	17.4	46.0	49.6

Total Europe	342.1	382.1	420.6

APLA:
Risk Management Solutions	24.7	24.8	32.2
Sales & Marketing Solutions	7.3	7.6	6.0
Supply Management Solutions	—	—	—

Total APLA Core	32.0	32.4	38.2
RMS and Other Divested Businesses	22.4	34.8	28.9

Total APLA	54.4	67.2	67.1

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001	2000	1999

Consolidated Total:
Risk Management Solutions	867.3	871.3	910.6
Sales & Marketing Solutions	332.6	335.0	308.3
Supply Management Solutions	29.7	30.6	28.5

Consolidated Total Core	1,229.6	1,236.9	1,247.4
RMS and Other Divested Businesses	79.2	180.7	160.3

Consolidated Total	$1,308.8	$1,417.6	$1,407.7

(1)	The following table itemizes “All Other”:

	Year Ended December 31,

	2001	2000	1999

Operating Income (Loss):
Corporate Costs	$(31.6)	$(35.9)	$(37.1)
Transition Costs (Costs to implement the Blueprint for Growth)	(28.4)	(2.4)	—
Restructuring Expense — Net	(28.8)	(41.5)	(41.2)
Reorganization Costs	7.0	(29.5)	—
Asset Write-offs for World Trade Center Tragedy	(1.0)	—	—
Other Various Asset Impairments	(6.2)	—	—
Murray Hill Facility Impairment	(6.5)	—	—

Total “All Other”	$(95.5)	$(109.3)	$(78.3)

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software, Goodwill and Other Intangibles.

Note 17 Supplemental Financial Data

      Other Current Assets:

	At December 31,

	2001	2000

Deferred Taxes	$36.6	$31.2
Prepaid Expenses	67.7	50.4
Assets Held for Sale(1)	11.5	—
Other	1.3	10.6

	$117.1	$92.2

(1)	see Note 3.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property, Plant and Equipment — Net, carried at cost:

	At December 31,

	2001	2000

Land	$24.8	$24.7
Buildings	148.3	157.7
Machinery and Equipment	301.2	339.9

	474.3	522.3
Less: Assets Held for Sale(2)	11.5	—
Less: Accumulated Depreciation	310.5	328.0

	152.3	194.3
Leasehold Improvements, less:
Accumulated Amortization of $27.3 and $33.9	5.7	8.5

	$158.0	$202.8

(2)	see Note 3.

      Other Income (Expense) — Net:

	2001	2000	1999

Other Expense	$(3.9)	$(4.1)	$(2.9)
Gains on Sale of Businesses(3)	56.3	—	—
Write-down of Impaired Investments(3)	(6.1)	—	—
Litigation Gain(3)	—	10.1	11.9

	$46.3	$6.0	$9.0

(3)	see Note 3.

      Computer Software and Goodwill and Other Purchased Intangibles:

		Goodwill and
	Computer	Other Purchased
	Software	Intangibles

January 1, 2000	$149.8	$180.3
Additions at cost	41.7	—
Amortization	(64.1)	(6.8)
Other	3.9	(28.3	)(4)

December 31, 2000	131.3	145.2
Additions at cost	36.5	31.8
Amortization	(57.4)	(6.8)
Divestitures	(1.5)	(15.3)
Other	(5.3)	(6.1	)(4)

December 31, 2001	$103.6	$148.8

(4)	Impact of foreign currency fluctuations and impairment write-offs.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Allowance for Doubtful Accounts:

January 1, 1999	$13.9
Additions charged to costs and expenses	8.3
Write-offs	(4.8)

December 31, 1999	17.4
Additions charged to costs and expenses	8.3
Write-offs	(6.2)

December 31, 2000	19.5
Additions charged to costs and expenses	13.3
Write-offs	(11.8)

December 31, 2001	$21.0

Note 18 Quarterly Financial Data (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

2001
Operating Revenues:
North America	$263.3	$217.9	$200.7	$230.4	$912.3
Europe	80.3	87.7	74.5	99.6	342.1
APLA	14.0	15.1	15.3	10.0	54.4

Consolidated Operating Revenues	$357.6	$320.7	$290.5	$340.0	$1,308.8

Operating Income (Loss):
North America	$84.8	$63.3	$61.9	$88.3	$298.3
Europe	(7.4)	5.2	4.7	22.7	25.2
APLA	(3.3)	1.0	2.0	0.1	(0.2)

Total Divisions	74.1	69.5	68.6	111.1	323.3
All Other(1)	(15.8)	(38.5)	(15.0)	(26.2)	(95.5)

Consolidated Operating Income	$58.3	$31.0	$53.6	$84.9	$227.8

Net Income(2)	$30.9	$36.7	$29.1	$56.5	$153.2

Basic Earnings Per Share of Common Stock(4)	$0.38	$0.46	$0.37	$0.73	$1.93

Diluted Earnings Per Share of Common Stock(4)	$0.37	$0.44	$0.36	$0.70	$1.88

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

2000
Operating Revenues:
North America	$253.2	$232.5	$229.6	$253.0	$968.3
Europe	88.8	99.1	88.0	106.2	382.1
APLA	14.5	16.2	17.3	19.2	67.2

Consolidated Operating Revenues	$356.5	$347.8	$334.9	$378.4	$1,417.6

Operating Income (Loss):
North America	$79.2	$61.6	$64.4	$82.4	$287.6
Europe	(13.3)	(2.3)	(3.7)	18.4	(0.9)
APLA	(3.7)	(2.2)	(0.2)	1.5	(4.6)

Total Divisions	62.2	57.1	60.5	102.3	282.1
All Other(1)	(9.3)	(11.1)	(36.3)	(52.6)	(109.3)

Consolidated Operating Income	$52.9	$46.0	$24.2	$49.7	$172.8

Income:
Continuing Operations, Net of Income Taxes(3)	$27.0	$21.1	$7.1	$18.4	$73.6
Discontinued Operations, Net of Income Taxes	40.8	46.8	45.4	—	133.0

Net Income	$67.8	$67.9	$52.5	$18.4	$206.6

Basic Earnings Per Share of Common Stock(4):
Continuing Operations	$0.33	$0.26	$0.09	$0.23	$0.91
Discontinued Operations	0.51	0.58	0.56	—	1.64

Basic Earnings Per Share of Common Stock	$0.84	$0.84	$0.65	$0.23	$2.55

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

Diluted Earnings Per Share of Common Stock(4):
Continuing Operations	$0.33	$0.26	$0.09	$0.22	$0.90
Discontinued Operations	0.50	0.57	0.55	—	1.62

Diluted Earnings Per Share of Common Stock	$0.83	$0.83	$0.64	$0.22	$2.52

(1)	The following table itemizes the components of the “All Other” category of Operating Income (Loss) (see Notes 3 and 4 to these consolidated financial statements):

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

Operating Income (Loss):
2001:
Restructuring Expense — Net	$—	$(28.8)	$—	$—	$(28.8)
Reorganization Costs	—	7.0	—	—	7.0
Asset Write-offs for World Trade Center Tragedy	—	—	(1.0)	—	(1.0)
Other Various Asset Impairments	—	—	—	(6.2)	(6.2)
Murray Hill Facility Impairment	—	—	—	(6.5)	(6.5)
Corporate Costs	(8.6)	(8.2)	(8.0)	(6.8)	(31.6)
Transition Costs (Costs to implement the Blueprint for Growth)	(7.2)	(8.5)	(6.0)	(6.7)	(28.4)

Total	$(15.8)	$(38.5)	$(15.0)	$(26.2)	$(95.5)

2000:
Restructuring Expense	$—	$—	$—	$(41.5)	$(41.5)
Reorganization Costs	—	(2.2)	(26.4)	(0.9)	(29.5)
Corporate Costs	(9.3)	(8.9)	(8.8)	(8.9)	(35.9)
Transition Costs (Costs to implement the Blueprint for Growth)	—	—	(1.1)	(1.3)	(2.4)

Total	$(9.3)	$(11.1)	$(36.3)	$(52.6)	$(109.3)

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The following table itemizes the non-recurring items included in Net Income in 2001 (see Notes 3 and 4 to these consolidated financial statements):

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

Gains (Charges):
Restructuring Expense — Net	$—	$(24.1)	$—	$—	$(24.1)
Reorganization Costs	—	5.6	—	—	5.6
Asset Write-offs for World Trade Center Tragedy	—	—	(0.6)	—	(0.6)
Other Various Asset Impairments	—	—	—	(5.6)	(5.6)
Murray Hill Facility Impairment	—	—	—	(6.5)	(6.5)
Write-down of Impaired Investments	—	—	(3.7)	—	(3.7)
Gain on the Sale of the RMS Business	—	27.8	—	—	27.8
Gain on the Sale of Australia/ New Zealand Operations	—	—	5.1	11.1	16.2
Gain on the Sale of Portion of South Africa Investment	—	—	—	1.3	1.3

Total	$—	$9.3	$0.8	$0.3	$10.4

(3)	Income from Continuing Operations, Net of Income Taxes included after-tax reorganization costs of $2.2 million, $22.8 million and $.6 million incurred in the quarters ended June 30, September 30 and December 31, 2000, respectively, an after-tax gain on the settlement of outstanding litigation matters of $6.2 million in the quarter ended September 30, 2000, and after-tax restructuring expenses of $30.3 million in the quarter ended December 31, 2000.

(4)	The number of weighted average shares outstanding changes as common shares are issued for employee plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant*

Item 11.	Executive Compensation*

Item 12.	Security Ownership of Certain Beneficial Owners and Management*

Item 13.	Certain Relationships and Related Transactions*

      * Except for the information relating to D&B’s executive officers set forth in Part I of this Form 10-K, the information called for by Items 10-13 will be contained in D&B’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on April 17, 2002, and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) List of documents filed as part of this report.

(1)	Financial Statements.

See Index to Financial Statements and Schedules in Part II, Item 8 on page 30 of this Form 10-K.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

See Index to Exhibits on pages 68 of this Form 10-K.

(b)	Reports on Form 8-K.

None.

(c)	Exhibits.

See Index to Exhibits on pages 68 of this Form 10-K.

(d)	Financial Statement Schedules.

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2002.

THE DUN & BRADSTREET CORPORATION
(Registrant)

By:	/s/ALLAN Z. LOREN

Allan Z. Loren
Chairman, Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 4, 2002.

/s/ ALLAN Z. LOREN (Allan Z. Loren, Director and Chairman, Chief Executive Officer and President) (principal executive officer)	/s/ VICTOR A. PELSON --------------------------------------------------- (Victor A. Pelson, Director)

/s/ SARA MATHEW (Sara Mathew, Senior Vice President and Chief Financial Officer) (principal financial and accounting officer)	/s/ MICHAEL R. QUINLAN --------------------------------------------------- (Michael R. Quinlan, Director)

/s/ RONALD L. KUEHN, JR. (Ronald L. Kuehn, Jr., Director)	/s/ NAOMI O. SELIGMAN --------------------------------------------------- (Naomi O. Seligman, Director)

INDEX TO EXHIBITS

Regulation
S-K
Exhibit
Number

3 Articles of Incorporation and By-laws

.1	Restated Certificate of Incorporation of the Registrant, as amended effective October 1, 2000 (incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10, file number 1-15967, filed June 27, 2000).
4 Instruments Defining the Rights of Security Holders, Including Indentures

.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, file number 1-15967, filed September 11, 2000).
.2	Rights Agreement, dated as of August 15, 2000, between the Registrant (f.k.a. The New D&B Corporation) and EquiServe Trust Company, N.A., as Rights Agent which includes the Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A thereto, the Form of Right Certificate as Exhibit B thereto and the Summary of Rights to Purchase Preferred Shares as Exhibit C thereto (incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, file number 1-15967, filed September 15, 2000).
.3	Five Year Credit Agreement, dated as of September 11, 2000, among the Registrant (f.k.a. The New D&B Corporation), The Chase Manhattan Bank, Citibank, N.A. and the Bank of New York (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.4	364-Day Credit Agreement, dated as of September 7, 2001, among the Registrant, The Chase Manhattan Bank, Citibank, N.A. and the Bank of New York (incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed October 29, 2001).
.5	Indenture dated as of March 22, 2001 by and between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 15, 2001).
.6	Forms of 6.625% Senior Notes due 2006 (incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 15, 2001).
10 Material Contracts

.1	Distribution Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
.2	Tax Allocation Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
.3	Employee Benefits Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
.4	Intellectual Property Assignments, dated as of September 1, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
.5	Shared Transaction Services Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).

Regulation
S-K
Exhibit
Number

.6	Data Services Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
.7	Transition Services Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
.8	Insurance and Risk Management Services Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
.9	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to Cognizant Corporation and ACNielsen Corporation (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
.10	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to R.H. Donnelley Corporation (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
.11	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).
.12	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).
.13	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).
.14	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).
.15	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).
.16	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).
.17	Indemnity and Joint Defense Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).
.18	Amended and Restated Agreement of Limited Partnership of D&B Investors L.P., dated April 1, 1997 (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

Regulation
S-K
Exhibit
Number

.19	D&B Guaranty, dated as of April 1, 1997, given by The Dun & Bradstreet Corporation in favor of Utrecht-America Finance Co. and Leiden Inc. (as assumed by the Registrant) (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.20†	The Dun & Bradstreet Executive Transition Plan (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.21†	Forms of Change in Control Severance Agreements (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.22†	Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.23†	Supplemental Executive Benefit Plan of The Dun & Bradstreet Corporation (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.24†	Profit Participation Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.25†	Employment Agreement, dated May 15, 2000, by and between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and Allan Z. Loren (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10/ A-3, file number 1-15967, filed September 14, 2000) (as assumed by the Registrant).
.26†*	The Dun & Bradstreet Career Transition Plan.
.27†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.28†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.29†	The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (as amended and restated June 20, 2001) (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 1, 2001).
.30†	2000 Dun & Bradstreet Corporation Nonemployee Directors’ Stock Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).
.31†	The Dun & Bradstreet Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed October 20, 1999) (as assumed by the Registrant).
.32†	Form of Limited Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.25 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998).
.33†	The Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).
.34†	The Dun & Bradstreet Corporation Cash Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).
.35†	Employment Agreement, dated January 8, 2001, by and between Steven W. Alesio and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 15, 2001).

Regulation
S-K
Exhibit
Number

.36†*	Form of Detrimental Conduct Agreement.
.37†*	Amendment to Employment Agreement, dated February , 2002, by and between Allen Z. Loren and the Registrant.
21* Subsidiaries of the Registrant
List of Active Subsidiaries as of January 31, 2002.
23* Consents of Experts and Counsel
.1	Consent of PricewaterhouseCoopers LLP.

*	Filed herewith.

†	Represents a management contract or compensatory plan.