Form 10-Q
period 2002-03-31
DUN & BRADSTREET CORP/NW
filed 2002-05-06
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                                                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------      ------------------------

                        Commission file number 001-15967


                        THE DUN & BRADSTREET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 22-3725387
----------------------------------    -------------------------------------
----------------------------------    -------------------------------------
      (State of Incorporation)         (I.R.S. Employer Identification No.)

 One Diamond Hill Road, Murray Hill, NJ                   07974
-----------------------------------------    ---------------------------------
-----------------------------------------    ---------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code             (908) 665-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



     Title of Class                                         Shares Outstanding
      Common Stock,                                         at March 31, 2002
   par value $.01 per share                                    74,559,220

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three Months Ended March 31, 2002 and 2001                             3

Consolidated Balance Sheets (Unaudited)
      March 31, 2002 and December 31, 2001                                   4

Consolidated Statements of Cash Flows (Unaudited)
      Three Months Ended March 31, 2002 and 2001                             5

Notes to Consolidated Financial Statements (Unaudited)                      6-13

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            14-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk           21

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                    22

Item 6. Exhibits and Reports on Form 8-K                                     22

SIGNATURES                                                                   23


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)


                                                           Year-to-Date
                                                             March 31,
                                                     --------------------------
Amounts in millions, except per share data               2002           2001

---------------------------------------------------------------     ----------

Operating Revenues                                      $318.5         $357.6
---------------------------------------------------------------     ----------

Operating Costs:
      Operating Expenses                                 108.8          131.5
      Selling and Administrative Expenses                127.4          143.0
      Depreciation and Amortization                       19.5           24.8
---------------------------------------------------------------     ----------

Operating Costs                                          255.7          299.3
-------------------------------------------------- -------------     ----------

Operating Income                                          62.8           58.3
----------------------------------------------------------------     ----------
Non-Operating Income (Expense) - Net:
      Interest Income                                      0.7            0.8
      Interest Expense                                    (5.0)          (1.2)
      Minority Interest Expense                              -           (5.4)
      Other Expense - Net                                 (0.3)          (0.3)
----------------------------------------------------------------     ----------

Non-Operating Expense - Net                               (4.6)          (6.1)
----------------------------------------------------------------     ----------

Income before Provision for Income Taxes                   58.2           52.2
Provision for Income Taxes                                 22.1           20.6
Equity in Net Losses of Affiliates                         (0.5)          (0.7)
-----------------------------------------------------------------     ----------


Net Income                                                $35.6          $30.9
-------------------------------------------------- --------------     ----------


Basic Earnings Per Share of Common Stock                  $0.47          $0.38
-----------------------------------------------------------------     ----------


Diluted Earnings Per Share of Common Stock                $0.46          $0.37
----------------------------------------------------------------     ----------

-----------------------------------------------------------------    ----------

Weighted Average Number of Shares Outstanding:
      Basic                                                75.0           80.3
----------------------------------------------------------------     ----------

      Diluted                                              77.9           82.6
----------------------------------------------------------------     ----------

The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                         March 31,     December 31,
Dollar amounts in millions, except per share data                             2002             2001
----------------------------------------------------------------------------------------------------
                                                                                   -----------------
Assets

Current Assets
Cash and Cash Equivalents                                                   $ 89.4          $ 145.3
Accounts Receivable---Net of Allowance of $20.5 in 2002 and  $21.0 in 2001   346.1            317.8
Other Current Assets                                                         111.9            117.1
                                                                       -----------------------------
                    Total Current Assets                                     547.4            580.2
----------------------------------------------------------------------------------------------------


Non-Current Assets
Property, Plant and Equipment, Net                                           155.4            158.0
Prepaid Pension Costs                                                        349.5            333.7
Computer Software, Net                                                        96.5            103.6
Goodwill, Net                                                                139.7            139.6
Other Non-Current Assets                                                     109.5            116.1
                                                                       -----------------------------
                    Total Non-Current Assets                                 850.6            851.0
----------------------------------------------------------------------------------------------------

Total Assets                                                             $ 1,398.0        $ 1,431.2
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------


Current Liabilities
Notes Payable                                                               $ 35.7              $ -
Other Accrued and Current Liabilities                                        275.5            332.7
Unearned Subscription Income                                                 369.1            330.0
                                                                       -----------------------------
                                                                       -----------------------------
                    Total Current Liabilities                                680.3            662.7
                                                                       -----------------------------

Pension and Postretirement Benefits                                          379.8            377.3
Long Term Debt                                                               299.6            299.6
Other Non-Current Liabilities                                                108.3            111.2

Contingencies (Note 7)

Minority Interest                                                              1.3              1.3

Shareholders' Equity
Preferred Stock, $.01 par value per share, authorized---10,000,000 shares;
     --- outstanding---none
Series Common Stock,  $.01 par value per share, authorized---10,000,000 shares;
     --- outstanding---none
Common Stock, $.01 par value per share, authorized---200,000,000 and
     400,000,000 shares for 2002 and 2001 respectively---issued---81,945,520   0.8              0.8
Unearned Compensation Restricted Stock                                        (1.5)            (1.8)
Capital Surplus                                                              222.5            227.3
Retained Earnings                                                            198.0            162.3
Treasury Stock, at cost, 7,386,300 and 5,067,235 shares  for
     2002 and 2001 respectively                                             (230.8)          (148.7)
Cumulative Translation Adjustment                                           (204.7)          (205.2)
Minimum Pension Liability                                                    (55.6)           (55.6)
----------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                   (71.3)           (20.9)

----------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                               $ 1,398.0        $ 1,431.2
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
Quarter Ended March 31,

Dollar amounts in millions                                                               2002          2001
----------------------------------------------------------------------------------------------    ----------
                                                                                     ---------    ----------
Cash Flows from Operating Activities:
Net Income                                                                              $35.6        $ 30.9

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization                                                            19.5          24.8
Equity Losses in Excess of Dividends Received from Affiliates                             0.5           0.7
Deferred Income Taxes                                                                    10.9           2.6
Changes in Current Assets and Liabilities:
   Increase in Accounts Receivable                                                      (29.4)        (16.8)
   Net Decrease (Increase) in Other Current Assets                                        1.3          (1.1)
   Net Increase in Unearned Subscription Income                                          39.5          65.2
   Net Decrease in Other Accrued and Current Liabilities                                (62.9)        (52.0)
   Net Increase in Accrued Income Taxes                                                   3.5          12.6
Net Increase in Long Term Liabilities                                                     0.3           4.3
Increase in Other Long Term Assets                                                      (13.9)        (16.2)
Other                                                                                     2.6           2.7
 ---------------------------------------------------------------------------------------------    ----------
Net Cash Provided by Operating Activities                                                 7.5          57.7
----------------------------------------------------------------------------------------------    ----------

Cash Flows from Investing Activities:
Capital Expenditures                                                                     (3.3)         (4.8)
Additions to Computer Software and Other Intangibles                                     (6.0)         (5.9)
Investments in Unconsolidated Affiliates                                                 (0.9)         (8.9)
Other                                                                                     1.1           4.6
 ---------------------------------------------------------------------------------------------    ----------
Net Cash Used in Investing Activities                                                    (9.1)        (15.0)
----------------------------------------------------------------------------------------------    ----------

Cash Flows from Financing Activities:
Payments for Purchase of Treasury Shares                                                (95.2)         (9.0)
Net Proceeds from Stock Plans                                                             5.9           5.1
Increase (Decrease) in Commercial Paper Borrowings                                       35.6         (49.5)
Repayment of Minority Interest Obligations                                                  -        (300.0)
Increase in Long-Term Borrowings                                                            -         299.6
Other                                                                                     0.2          (1.5)
 ---------------------------------------------------------------------------------------------    ---------
Net Cash Used in Financing Activities                                                   (53.5)        (55.3)
----------------------------------------------------------------------------------------------    ----------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                             (0.8)          0.4
----------------------------------------------------------------------------------------------    ----------
Decrease in Cash and Cash Equivalents                                                   (55.9)        (12.2)
Cash and Cash Equivalents, Beginning of Year                                            145.3          70.1
----------------------------------------------------------------------------------------------    ----------
Cash and Cash Equivalents, End of Quarter                                               $89.4        $ 57.9
----------------------------------------------------------------------------------------------    ----------

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Quarter for:
  Income Taxes, Net of Refunds                                                           $4.4          $2.1
  Interest and Minority Interest Expense                                                 $4.0          $5.4

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

     These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation's ("D&B" or the "Company") 2001 Annual Report on Form
10-K. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

Note 2 - Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Rather, the Company's goodwill will be subject to periodic testing for impairment at the reporting unit level. D&B considers its operating segments, North America, Europe/Africa/Middle East ("Europe") and Asia Pacific/Latin America ("APLA"), as its reporting units under the definitions of SFAS No. 142 for consideration of potential impairment of intangible and goodwill balances. The Company performed the impairment test required by the new standard on the recorded balance of goodwill as of December 31, 2001, in the amount of $139.6 million and determined that no charge for impairment was required.

     The adoption of SFAS No. 142 resulted in a $1.3 million reduction in amortization expense in the first quarter of 2002 compared to the same period in 2001. The full year impact in 2002 is expected to be a reduction of $5.3 million in amortization expense.

The proforma impact of this accounting policy change is outlined in the table below:


Dollar amounts in millions, except per share data
                                                    Quarter Ended March 31,
                                           -------------------------------------
                                                     2002                2001
                                           -----------------   -----------------
Reported Net Income                               $   35.6            $   30.9
Add Back:  Goodwill Amortization                         -                 1.3
                                           -----------------   -----------------
Adjusted Net Income                               $   35.6            $   32.2
                                           =================   =================

Basic EPS:
      Reported Net Income                         $   0.47            $   0.38
      Add Back:  Goodwill Amortization                   -                0.02
                                           -----------------   -----------------
      Adjusted Net Income                         $   0.47            $   0.40
                                           =================   =================

Diluted EPS:
      Reported Net Income                          $   0.46            $   0.37
      Add Back:  Goodwill Amortization                    -                0.02
                                           -----------------   -----------------
      Adjusted Net Income                          $   0.46            $   0.39
                                           =================   =================

     SFAS No. 142 also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to 40 years. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." Other intangible assets of $9.2 million at December 31, 2001, that continue to be amortized, have been reclassified and are now included in Other Non-Current Assets on the Balance Sheet.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets,". This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated results of operations and financial position this quarter.

Note 3 - Impact of Implementation of the "Blueprint for Growth" Strategy

"Blueprint for Growth" Strategy

     In October 2000, D&B announced a new business strategy, the Blueprint for Growth, designed to transform D&B into a growth company with an important presence on the Web, while also delivering shareholder value during the transformation. The implementation of the Blueprint for Growth requires significant investments. In order to fund these investments, D&B has identified opportunities to reallocate spending in order to invest for growth and deliver shareholder value. D&B also reviewed its non-core businesses and assets with a view to converting them into cash.

Restructuring

     With the first phase of its financial flexibility program, the Company recorded a pre-tax restructuring charge of $41.5 million in the fourth quarter 2000 to globalize administrative functions, streamline data collection and fulfillment, rationalize sales and marketing functions and consolidate and simplify technology functions. During the second quarter of 2001, the Company reversed $4.0 million of the 2000 restructuring charge. The Company determined that severance for approximately 50 employees would not be utilized and also lowered its estimate of its remaining lease termination liabilities.

     In the second quarter of 2001, D&B announced the second phase of its financial flexibility program and recorded a pre-tax restructuring charge of $32.8 million to reengineer administrative functions and institute common business practices worldwide.

     As of March 31, 2002, D&B has terminated approximately 1,400 of the employees affected under the initial two phases of the financial flexibility program. Since the financial flexibility initiatives began in October 2001, the total employees expected to be terminated under these phases of the program will be approximately 1,700.

 The restructuring reserves and utilization to date were as follows:

                                 -----------------------------------------------
(amounts in millions)            Original   Balance at       2002     Balance at
                                 Charge     12/31/2001   Payments     3/31/2002
                                 -----------------------------------------------
2001 Restructuring Charge
Severance and Termination        $20.7      $19.2        $(3.8)       $15.4
Asset Write-Offs                   8.9        -            -            -
Lease Termination Obligations      3.2        1.6          (.1)         1.5
                                 -----------------------------------------------
                                 -----------------------------------------------

                                 $32.8      $20.8        $(3.9)       $16.9
                                  ----------------------------------------------

2000 Restructuring Charge
Severance and Termination        $28.2      $4.4         $(2.2)       $2.2
Asset Write-Offs                   4.5        -            -            -
Lease Termination Obligations      8.8       4.0          (.4)         3.6
                                  ----------------------------------------------

                                 $41.5      $8.4         $(2.6)       $5.8
                                  ----------------------------------------------

     The Company completed all the actions contemplated under the first phase of its financial flexibility program as of the end of 2001 and plans to complete the remainder of the actions under the second phase by June 30, 2002. The remaining accruals largely relate to future payments to be made in accordance with the Company's severance policy for actions that have already been taken.

Note 4 - Notes Payable and Indebtedness

     The Company's borrowings at March 31, 2002 and December 31, 2001, including interest rate swaps designated as hedges, are summarized below:

               (amounts in millions)                           2002      2001
             Commercial paper...........................   $   35.6  $     -
             Bank notes.................................         .1        -
                                                              -----      -----
                  Notes Payable.........................   $   35.7        -

            Fair value of long term fixed rate notes...    $  296.2  $   297.3
            Fair value of interest rate swap...........         3.4        2.3
                                                              -----      -----
                 Long Term Debt........................    $  299.6  $   299.6


Note 5 - Reconciliation of Weighted Average Shares

                                                            Three Months Ended
                                                                  March 31,
(share data in thousands)                                 2002            2001

Weighted average number of shares-basic                  74,986          80,272

Dilutive effect of shares issuable under stock options,
   restricted stock and performance share plans           2,741           2,151
Adjustment of shares applicable to stock options exercised
   during the period and performance share plans            157             137
                                                        --------         -------
Weighted average number of shares-diluted                77,884          82,560



     During the first quarter of 2002, the Company repurchased 2.5 million shares of common stock at market prices totaling $85.1 million, in a privately negotiated block trade. In addition, D&B repurchased 244,800 shares for $10.1 million in the first quarter of 2002 to mitigate the dilutive effect of the shares issued under stock incentive plans and in connection with its Employee Stock Purchase Plan.

     Options to purchase 4,300 and 75,000 shares of Common Stock at March 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock. The Company's options generally expire 10 years after the initial grant date.


Note 6 - Comprehensive Income

The Company's total comprehensive income for the three-month periods ended March 31 was as follows:

                                                          Three Months Ended
(amounts in millions)                                         March 31,
                                                       -------------------------
                                                           2002         2001
Net income                                                $35.6        $30.9
Other comprehensive income-
Foreign currency translation adjustment                      .6          8.2
Unrealized mark to market impact on investments             (.2)          -
                                                          -------      -------
Total comprehensive income                                 $36.0        $39.1


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

Information Resources

     On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants R.H. Donnelley Corporation ("Donnelley"), A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly owned subsidiary of Donnelley.

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

     In November 1996, Donnelley completed a distribution to its shareholders (the "1996 Distribution") of the capital stock of ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant"). On October 28, 1996, in connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed: (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Donnelley and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. In 2001, ACNielsen merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU N.V. is to be included for purposes of determining the ACN Maximum Amount, and VNU N.V. assumed ACNielsen's liabilities under that agreement.

     In June 1998, Donnelley completed a distribution to its shareholders (the "1998 Distribution") of the capital stock of the company then known as The Dun & Bradstreet Corporation ("Old D&B") and changed its name to R.H. Donnelley Corporation. In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement (the "1998 Distribution Agreement") whereby Old D&B assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

     During 1998, Cognizant separated into two new companies, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR"). IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

     In September 2000, the Company and Moody's Corporation separated through a tax-free distribution to shareholders of Old D&B ("2000 Distribution"). Under the terms of the 2000 Distribution, the Company undertook to be jointly and severally liable with Moody's for Old D&B's obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as between themselves, each of the Company and Moody's will be responsible for 50% of any payments to be made with respect to the IRI action pursuant to the 1998 Distribution Agreement, including legal fees or expenses related thereto.

     Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

Tax Matters

     Old D&B and its predecessors had entered into global tax planning initiatives in the normal course of business, principally through tax free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably. At this time, management is unable to predict the extent of such reviews, the outcome thereof or whether the resolution of these matters could materially affect the Company's results of operations, cash flows or financial position.

     Pursuant to the 2000 Distribution Agreement, the Company and Moody's agreed to each be financially responsible for 50% of any potential liabilities that may arise with respect to these reviews, to the extent such potential liabilities are not directly attributable to their respective business operations.

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

     On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000, which Old D&B funded with short-term borrowings. IMS Health informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, the Company is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. Old D&B and the Company had accrued their anticipated share of the probable liability arising from the utilization of these capital losses and Old D&B responded by filing a petition for a refund in the U.S. District Court on September 21, 2000.

     Subsequent to making its May 2000 payment to the IRS, IMS sought partial reimbursement from NMR under their 1998 Distribution Agreement (the "IMS/NMR Agreement"). Neither the Company nor Donnelley was a party to the IMS/NMR Agreement. NMR paid IMS less than the amount sought by IMS under the IMS/NMR Agreement and, in 2001, IMS filed an arbitration proceeding against NMR to recover the difference. IMS sought to include Donnelley in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS could seek the same interpretation in an alternative claim against Donnelley. During the first quarter of 2002, the arbitration panel ruled that Donnelley properly belonged as a party to the arbitration. If NMR should prevail in the arbitration against IMS and, in turn, IMS should prevail against Donnelley, then the Company believes that the additional liability to Donnelley would be approximately $15 million, net of tax benefits. As noted above, under the 2000 Distribution Agreement, the Company is responsible for one-half of any amount for which Donnelley is liable in this matter. The Company believes that the claim asserted against Donnelley by IMS is without merit.


Note 9 - Subsequent Event

     In April 2002, the Company announced a third phase of its financial flexibility program. The actions expected to be taken include consolidating functions and streamlining processes, automating data collection and fulfillment functions, migrating revenue to the web while creating a more efficient business model, and outsourcing select activities.

     The Company currently expects to incur a charge in the range of $30 to $35 million pre-tax in the 2002 second quarter resulting from these actions, primarily relating to severance and the write-off of assets.

Note 10 - Segment Information

                                                                  Year-to-Date
                                                                     March 31,
                                                            ----------------------------
Amounts in millions                                                2002            2001
---------------------------------------------------------   ------------    ------------
Operating Revenues:
     North America                                              $ 244.3         $ 263.3
     Europe                                                        66.5            80.3
     Asia Pacific / Latin America                                   7.7            14.0
                                                            ------------    ------------
Consolidated Operating Revenues                                 $ 318.5         $ 357.6
                                                            ------------    ------------
Operating Income (Loss):
     North America                                               $ 84.8          $ 84.8
     Europe                                                        (4.1)           (7.4)
     Asia Pacific / Latin America                                  (0.7)           (3.3)
                                                            ------------    ------------
         Total Divisions                                           80.0            74.1
     Corporate and Other                                          (17.2)          (15.8)
                                                            ------------    ------------
Consolidated Operating Income                                    $ 62.8          $ 58.3

Supplemental Geographic and Product Line Information:              Year-to-Date
                                                                     March 31,
                                                            ----------------------------
     Geographic Revenue                                            2002            2001
     ----------------------------------------------------   ------------    ------------
         United States                                          $ 237.8         $ 256.1
         International                                             80.7           101.5
                                                            ------------    ------------
     Consolidated Operating Revenues                            $ 318.5         $ 357.6
                                                            ------------    ------------
     Product Line Revenues
     ----------------------------------------------------   ------------    ------------
        North America:
         Risk Management Solutions                              $ 159.5         $ 161.8
         Sales & Marketing Solutions                               79.0            67.1
         Supply Management Solutions                                5.8             5.9
                                                            ------------    ------------
        Core Businesses                                           244.3           234.8
        Receivables Management Services and
        Other Divested Businesses                                     -            28.5
                                                            ------------    ------------
        Total North America                                       244.3           263.3
                                                            ------------    ------------
        Europe:
         Risk Management Solutions                                 53.9            56.6
         Sales & Marketing Solutions                               11.2            13.4
         Supply Management Solutions                                1.4             0.6
                                                            ------------    ------------
        Core Businesses                                            66.5            70.6
         Receivables Management Services and
         Other Divested Businesses                                    -             9.7
                                                            ------------    ------------
        Total Europe                                               66.5            80.3
                                                            ------------    ------------
        APLA:
         Risk Management Solutions                                  5.9             5.5
         Sales & Marketing Solutions                                1.8             1.4
         Supply Management Solutions                                  -               -
                                                            ------------    ------------
        Core Businesses                                             7.7             6.9
         Receivables Management Services and
         Other Divested Businesses                                    -             7.1
                                                            ------------    ------------
        Total APLA                                                  7.7            14.0
                                                            ------------    ------------
        Consolidated Operating Revenues:
         Risk Management Solutions                                219.3           223.9
         Sales & Marketing Solutions                               92.0            81.9
         Supply Management Solutions                                7.2             6.5
                                                            ------------    ------------
        Core Businesses                                           318.5           312.3
         Receivables Management Services and
         Other Divested Businesses                                    -            45.3
                                                            ------------    ------------
        Consolidated Operating Revenues                         $ 318.5         $ 357.6
                                                            ------------    ------------

Assets:                                                       Mar 2002        Dec 2001
                                                            ------------    ------------
     North America                                              $ 437.6         $ 387.7
     Europe                                                       409.5           447.2
     Asia Pacific / Latin America                                  26.2            26.5
                                                            ------------    ------------
         Total Divisions                                          873.3           861.4
     Corporate and Other (primarily domestic pensions and taxes)  524.7           569.8
                                                            ------------    ------------
Consolidated Assets                                           $ 1,398.0       $ 1,431.2
                                                            ------------    ------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Dun & Bradstreet Corporation's ("D&B" or the "Company") discussion and analysis of its financial condition and results of operations for the first quarter of 2002 are based upon the Company's unaudited consolidated financial statements for that period. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. These financial statements should be read in conjunction with the consolidated financial statements and related notes filed with the Securities and Exchange Commission on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

     D&B, which provides the information, tools and expertise to help customers Decide with Confidence, is managed on a geographical basis with three operating segments: North America, Europe/Africa/Middle East ("Europe") and Asia Pacific/Latin America ("APLA"). In each segment, the Company is focused on its core product lines: Risk Management Solutions, Sales & Marketing Solutions, and Supply Management Solutions. In this discussion of the Company's results, revenues from Receivable Management Services ("RMS"), which was sold in the second quarter of 2001, and all other divested businesses have been reclassified as "RMS and Other Divested Businesses" and certain prior-period amounts have been adjusted to conform to the 2002 presentation. Other divested businesses also include results of the Australia/New Zealand operation, sold in the third quarter of 2001, and operations in other countries in APLA that underwent business model changes. D&B evaluates performance and allocates resources based on segment revenues and operating income. For management reporting purposes, restructuring charges, transition costs and other transactions incurred in connection with the Blueprint Strategy are not allocated to any of the business segments.

The following table sets forth condensed financial information derived from the Company's consolidated financial statements for the periods indicated:

                                                             Quarter Ended
                                                                March 31,
                                                     ---------------------------
Amounts in millions, except per share data                 2002          2001
Operating Revenues:

      North America                                     $  244.3      $  234.8
      Europe                                                66.5          70.6
      Asia Pacific/Latin America                             7.7           6.9
--------------------------------------------------   ------------- -------------
          Total Core Revenues                              318.5         312.3
      Receivable Management Services and
          Other Divested Businesses                            -          45.3
---------------------------------------------------  ------------- -------------

Consolidated Operating Revenues                         $  318.5      $  357.6
---------------------------------------------------  ------------- -------------
Operating Income (Loss):
      North America                                     $   84.8      $   84.8
      Europe                                               (4.1)         (7.4)
      Asia Pacific/Latin America                            (.7)         (3.3)
                                                     ------------- -------------
          Total Divisions                                   80.0          74.1
      Corporate and Other                                  (17.2)        (15.8)
---------------------------------------------------  ------------- -------------

Consolidated Operating Income                           $   62.8      $   58.3
---------------------------------------------------  ------------- -------------
Non-Operating Income (Expense) - Net                       (4.6)         (6.1)
Provision for Income Taxes                                  22.1          20.6
Equity in Net Losses of Affiliates                         (0.5)         (0.7)
---------------------------------------------------  ------------- -------------

Net Income                                              $   35.6      $   30.9
---------------------------------------------------  ------------- -------------

Basic Earnings Per Share of Common Stock                $   0.47      $   0.38
---------------------------------------------------  ------------- -------------

Diluted Earnings Per Share of Common Stock              $   0.46      $   0.37
---------------------------------------------------  ------------- -------------


To facilitate an understanding of D&B's results, certain significant events should be considered, including:

Impact of "Blueprint for Growth" Strategy (See Note 3 to the consolidated financial statements)

     In October 2001, D&B launched a new business strategy, the Blueprint for Growth, designed to transform D&B into a growth company with an important presence on the Web, while also delivering shareholder value during the transformation. The implementation of the Blueprint for Growth requires significant investments. In order to fund these investments, D&B has created a flexible business model whereby the Company has, and will continue to, identify opportunities to reallocate spending in order to invest for growth and deliver shareholder value.

    Financial Flexibility

     During the fourth quarter of 2000, D&B began the first phase of its financial flexibility program, which reduced expenses to generate approximately $130 million in annualized funds that can be reallocated for investment. In connection with this program, D&B recorded a pre-tax restructuring charge of $41.5 million to globalize administrative functions, streamline data collection and fulfillment, rationalize sales and marketing functions and consolidate and simplify technology functions. During the second quarter of 2001, the Company reversed $4.0 million of the 2000 restructuring charge. The Company determined that severance for approximately 50 employees would not be utilized; and lowered its estimate of its remaining lease termination liabilities.

     In the second quarter of 2001, D&B announced a second phase of its financial flexibility program that will reduce expenses to generate approximately $70 million in funds that can be reallocated for investment in 2002. Actions taken include reengineering administrative functions and instituting common business practices worldwide. The Company recorded a pre-tax restructuring charge of $32.8 million in connection with these actions.

     As of March 31, 2002, D&B has terminated approximately 1,400 of the employees affected under the initial two phases of the financial flexibility program. Since the financial flexibility initiatives began in October 2001, the total employees expected to be terminated under these phases of the program will be approximately 1,700. The Company completed all the actions contemplated under the first phase of its financial flexibility program as of the end of 2001, and plans to complete the remainder of the actions under the second phase by June 30, 2002.

     In April 2002, the Company announced the third phase of its financial flexibility program that is expected to capture approximately $80 million in additional funds that can be reallocated in 2003. The Company will continue consolidating functions and streamlining processes, automating data collection and fulfillment functions, migrating revenue to the web while creating a more efficient business model, and outsourcing select activities. In the third phase an additional 1,300 people worldwide are expected to have their positions eliminated by June 2003. This brings the total number of people reduced from the core business since the start of the Blueprint for Growth's financial flexibility initiatives in October 2000 to 3,000 and positions eliminated to 3,300.

     The Company currently expects to incur a charge in the range of $30 to $35 million pre-tax in the 2002 second quarter resulting from implementing the third phase of its financial flexibility program, primarily for severance and the write-off of assets.


Results of Operations

Consolidated Results

     For the quarter ended March 31, 2002, D&B reported net income of $35.6 million, or $.47 per share basic and $.46 per share diluted. This compares with the first quarter of 2001 net income of $30.9 million and earnings per share of $.38 basic and $.37 diluted. Net income increased 15% and earnings per share increased 24% for both basic and diluted earnings.

     Reported operating revenues declined 11% to $318.5 million in the first quarter of 2002, compared with $357.6 million in the first quarter of 2001. Core revenues, which excludes revenues from RMS and other divested businesses, increased 2%, as revenue growth in North America of 4% and in APLA of 13% were partially offset by a decline in Europe of 6%. Before the effect of foreign exchange, core revenues increased 3% in the first quarter of 2002 as compared to the first quarter of 2001, with a European revenue decline of 2% offset by APLA revenue growth of 17% from the prior year. D&B's results, before the effect of foreign exchange, reflect a 1% decline in revenues from traditional Risk
Management Solutions and flat performance in value-added Risk Management Solutions, a 13% increase in Sales & Marketing Solutions and a 12% increase in Supply Management Solutions. The revenue growth in Sales & Marketing Solutions has been driven by the strategic acquisitions of iMarket and Harris Infosource and growth in value-added solutions.

     Operating expenses decreased 15% to $255.7 million in the first quarter of 2002 compared with $299.3 million in the first quarter of 2001, primarily as a result of net cost savings achieved through the financial flexibility program discussed above. Selling and administrative expenses declined 11% to $127.4 million in the first quarter of 2002 compared with $143.0 million in the first quarter of 2001. Administrative cost savings achieved through the financial flexibility program were partially offset by transition costs incurred in implementing the Blueprint for Growth strategy and planned spending in the B2B e-business. Depreciation and amortization decreased 21% to $19.5 million in the first quarter of 2002, as compared to the first quarter of 2001 as a result of lower capitalized spending during the past few years and the write-off of certain assets in connection with the financial flexibility programs. The $1.3 million impact of the elimination of amortization of goodwill, upon adoption of SFAS No 142 in the first quarter of 2002, also contributed to the decrease in the prior period.

     Operating income increased 8% in the first quarter of 2002 to $62.8 million from $58.3 million in the first quarter of 2001 as a result of the financial flexibility program initiatives, which continue to reduce costs throughout the Company.

     Non-operating expense -- net was $4.6 million in the first quarter of 2002 compared with $6.1 million in the first quarter of 2001. Included in non-operating income (expense) -- net is interest income and expense, minority interest expense in the prior year and other income (expense) -- net. Interest income was $.7 million and $.8 million in the first quarter of 2002 and 2001, respectively. Interest expense of $5.0 million in the first quarter of 2002 decreased by $1.6 million compared to combined interest and minority interest expense of $6.6 million in the first quarter of the prior year, as the Company's cost of financing has decreased. Other expense -- net was $0.3 million in the first quarter of both years.

     D&B's effective tax rate was 38.0% in the first quarter of 2002 compared with 39.5% in the first quarter of 2001. The tax rate has declined as result of better global tax planning as well as improvements in our tax planning at the state and local level.

     D&B recognized $0.5 million and $0.7 million as equity in net losses of affiliates for the quarters ended March 31, 2002 and 2001, respectively. These losses result from the Company's investment in a joint venture with American International Group, Inc. called Avantrust LLC.

Segment Results (see Note 10 to the consolidated financial statements)

North America

     North America's core revenues were $244.3 million in the first quarter of 2002, up 4% from the first quarter of 2001 core revenues. In comparing first quarter 2002 and first quarter 2001 revenues, North America's revenues from Risk Management Solutions of $159.5 million decreased 1%, revenues from Sales & Marketing Solutions increased 18% to $79.0 million, and revenues from Supply Management Solutions were relatively flat at $5.8 million. The decline in revenues in Risk Management Solutions reflected a 2% decline in the traditional products, which were adversely impacted by one less business day in 2002 than in the prior year quarter and an underlying decline in the usage of these products, partially offset by a 3% increase in sales of value-added products. The 18% increase in revenues from Sales & Marketing Solutions was driven by growth in both traditional and value-added marketing products and last year's acquisitions of iMarket and Harris Infosource. In the first quarter of 2001 total North American reported revenues were $263.3 million, which included RMS and Other Divested Businesses revenues of $28.5 million. Total North American reported revenues declined 7% from the first quarter last year.

     North America's operating income in the first quarter of 2002 was $84.8 million, flat with the first quarter of the prior year, reflecting the benefits of the Company's financial flexibility initiatives offset by planned investments in the D&B E-Business Solutions and the loss of operating income from the RMS business sold in the second quarter of 2001.

Europe

     Europe's core revenues were $66.5 million in the first quarter of 2002, down 6% when compared with the first quarter of 2001 core revenues of $70.6 million. However, before the effect of foreign exchange, Europe's core revenues would have decreased 2%. Before the effect of foreign exchange, Europe would have reported in the first quarter of 2002 a decrease in revenues from Risk Management Solutions of 1%, a decrease in revenues from Sales & Marketing Solutions of 13%, and a substantial increase in revenues from Supply Management Solutions on a relatively small base. Europe's results were impacted by weak economic conditions tied to the global slowdown. In the first quarter of 2001, total European reported revenues were $80.3 million, which included RMS and Other Divested Businesses revenues of $9.7 million. Total Europe's reported revenues declined 17% from the first quarter last year.

     Europe reported an operating loss of $4.1 million in the first quarter of 2002 as compared to an operating loss of $7.4 million in the first quarter of 2001. The Company's financial flexibility initiatives, including a reorganization in the management of Europe from 19 separate country operations to a "One Europe" business model, continued to contribute to the improvement in European results.

APLA

     APLA reported core revenues of $7.7 million in the first quarter of 2002, compared to $6.9 million in the first quarter of 2001. Before the effect of foreign exchange, core revenues would have increased 17%. Before the effect of foreign exchange, APLA's revenues from Risk Management Solutions increased 11% and revenues from Sales & Marketing Solutions increased 40% as a result of strong performance of value-added products. In the first quarter of 2001, total APLA reported revenues were $14.0 million, which included RMS and Other Divested Businesses revenues of $7.1 million. Total APLA's reported revenues declined 45% from the first quarter last year. The reported revenues in the first quarter of 2001 include the revenues of the RMS business and Australia/New Zealand operation as well as revenues related to other business model changes in the region.

     APLA reported an operating loss of $0.7 million in the first quarter of 2002, compared with an operating loss of $3.3 million in the first quarter of 2001. The improvement in APLA's results reflects the benefit of the Company's on-going financial flexibility initiatives including business model changes designed to align investment in the region with revenue growth and profit potential.

Recent Accounting Pronouncements

     As of January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Rather, the Company's goodwill will be subject to periodic testing for impairment at the reporting unit level. D&B considers its operating segments, North America, Europe and APLA, as its reporting units under the definitions of SFAS No. 142 for consideration of potential impairment of intangible and goodwill balances. The Company performed the impairment test required by the new standard on the recorded balance of goodwill as of December 31, 2001, in the amount of $139.6 million and determined that no charge for impairment was required.

     The adoption of SFAS No. 142 resulted in a $1.3 million reduction in amortization expense in the first quarter of 2002 compared to the same period in 2001. The full year impact in 2002 will be a reduction of $5.3 million.

The proforma impact of this accounting policy change is outlined in the table below:

Dollar amounts in millions, except per share data
                                                   Quarter Ended March 31,
                                           -------------------------------------
                                                 2002                2001
                                          -----------------   -----------------
Reported Net Income                           $   35.6            $   30.9
Add Back:  Goodwill Amortization                     -                 1.3
                                          -----------------   -----------------
Adjusted Net Income                           $   35.6            $   32.2
                                          =================   =================

Basic EPS:
      Reported Net Income                      $   0.47            $   0.38
      Add Back:  Goodwill Amortization                -                0.02
                                         -----------------   -----------------
      Adjusted Net Income                      $   0.47            $   0.40
                                        =================   =================

Diluted EPS:
      Reported Net Income                       $   0.46            $   0.37
      Add Back:  Goodwill Amortization                 -                0.02
                                         -----------------   -----------------
      Adjusted Net Income                       $   0.46            $   0.39
                                         =================   =================

     SFAS No. 142 also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to 40 years. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." Other intangible assets of $9.2 million at December 31, 2001 that continue to be amortized have been reclassified and are now included in Other Non-Current Assets on the Balance Sheet.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets,". This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated results of operations and financial position this quarter.


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

     At March 31, 2002, cash and cash equivalents totaled $89.4 million, a decrease from $145.3 million at December 31, 2001, primarily driven by an acquisition of 2.5 million shares in the first quarter of 2002 and lower cash provided by operating activities as discussed below.

   Cash provided by operating activities

     Cash provided by operating activities in the first quarter of 2002 was $7.5 million. Operating activities in the first quarter of 2001 provided net cash of $57.7 million. Cash flows from operations were negatively impacted by the loss of cash provided by the RMS business, which was sold in the second quarter of 2001, an increase in accounts receivable and a decline in unearned subscription income compared to the first quarter of last year due to timing of contract renewals, a slowdown in the sales of traditional risk management services and mix effects. During the first quarter 2002, D&B made payments of $6.5 million related to restructuring actions under the Blueprint for Growth compared to $9.9 million for the first quarter of 2001.

  Cash used in investing activities

     Net cash used in investing activities totaled $9.1 million in the first quarter of 2002, compared with net cash used in investing activities of $15.0 million in the first quarter of 2001. In the first quarter of 2002, D&B spent $9.3 million on capital expenditures, computer software and other intangibles, compared to $10.7 million in the first quarter of 2001. The Company invested $0.9 million in the first quarter of 2002 and $8.9 million in the first quarter of 2001 in a joint venture with American International Group, Inc. called Avantrust LLC.

  Cash used in financing activities

     Net cash used in financing activities was $53.5 million in the first quarter of 2002, compared with net cash provided by financing activities of $55.3 million during 2001.

     In January 2002, the Company acquired 2.5 million shares in a privately-negotiated block trade for $85.1 million, funded with cash on hand and short-term commercial paper borrowings. At March 31, 2002, the Company had $35.7 million of commercial paper outstanding. At March 31, 2001 the Company had no short-term debt outstanding having repaid $49.5 million during the first quarter of 2001.

     D&B repurchased 244,800 shares of common stock for $10.1 million in the first quarter of 2002 to mitigate the dilutive effect of shares issued under stock incentive plans and in connection with its Employee Stock Purchase Plan. Net proceeds from D&B stock plans totaled $5.9 million in 2002.

     During the first quarter of 2001, D&B repurchased 345,900 shares of common stock for $9.0 million to mitigate the dilutive effect of shares issued under stock incentive plans and in connection with the D&B Employee Stock Purchase Plan. D&B received proceeds in connection with its stock plans of $5.1 million in the first quarter of 2001.

     There was no change in long-term borrowings in the first quarter of 2002. In the first quarter of 2001, the Company issued $300 million in principal of notes. The cash proceeds from the issuance of these notes were used to repay a $300 million obligation resulting from the purchase of an unrelated partner's interest in a limited partnership.


Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking statements. Statements that are not historical facts are forward-looking statements. In addition, words such as "expects," "anticipates," "believes," "plans," "guidance" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are based on D&B's reasonable expectations at the time that they are made. However, forward-looking statements are not guarantees of future performance as they involve risks, uncertainties and assumptions that may prove to be incorrect and that may cause D&B's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect D&B's performance, which are discussed more fully in the Company's 2001 Form 10-K, include: the possibility that economic or other conditions might lead to a reduction in the demand for D&B products and services worldwide; the possibility that the current economic slowdown may worsen and/or persist for an unpredictable period of time; D&B's ability to successfully implement its Blueprint for Growth, including the ability to achieve its financial flexibility objectives on terms and conditions contemplated by D&B; changes in the business information and risk management industries and markets, including changes in customer preferences for products and product delivery formats resulting from advances in information technology; competitive pressures causing price reductions and/or loss of market share; risks associated with investments and operations in foreign countries, including foreign economic conditions, exchange rate fluctuations, regulatory environment, and cultural factors; D&B's ability to successfully integrate recent and future acquisitions, alliances and investments; D&B's ability to protect its proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the potential loss of key business assets, including data center capacity, or interruption of telecommunication links or power sources; changes in the legislative, accounting, regulatory and commercial environments affecting D&B's ability to collect, manage, aggregate and use data; D&B's ability to attract and retain key employees; and the competitive implications that the conversion to the euro may have on D&B's pricing and marketing strategies. D&B undertakes no obligations to update any forward-looking statements to reflect future events or circumstances.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation's 2001 Consolidated Financial Statements included in its Annual Report on Form 10-K provide a more detailed discussion of the market risks affecting operations. As of March 31, 2002, no material change had occurred in the Company's market risks, as compared to the disclosure in the Form 10-K for the year ending December 31, 2001.

PART II.  OTHER INFORMATION

Item 1. Legal  Proceedings  Information  in response to this Item is included in
Note 8 - Contingencies on Pages 9-12 in Part I, Item 1 of this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on April 17, 2002.

(c) The matters voted upon and the results of the vote are as follows:

PROPOSAL NO. 1
ELECTION OF DIRECTORS
                                                   NUMBER OF SHARES
NOMINEE                            FOR                        WITHHELD
Ronald l. Kuehn, Jr.            66,242,611                     614,196
Naomi O. Seligman               66,176,256                     680,551

PROPOSAL NO. 2
RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS
                                                   NUMBER OF SHARES
                                 FOR        AGAINST     ABSTAIN        BROKER
                                                                      NON-VOTES
PricewaterhouseCoopers LLP    65,079,816   1,616,352    160,639           -


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
Key Employees'  Non-Qualified  Deferred  Compensation Plan (10.2)
Letter  agreement  dated March 20, 2002  between  the  Registrant  and Steven W.
Alesio

(b) Reports on Form 8-K:
    No current reports filed during quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               THE DUN & BRADSTREET CORPORATION


Date: May 6, 2002  By: /s/     SARA MATHEW
                               -------------------------------------------------
                               Sara Mathew
                               Senior Vice President and Chief Financial Officer



Date: May 6, 2002  By: /s/     MARY JANE RAYMOND
                               -------------------------------------------------
                               Mary Jane Raymond
                               Vice President and Corporate Controller