Form 10-Q/A
period 2002-03-31
DUN & BRADSTREET CORP/NW
filed 2002-05-08
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q/A

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

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS No. 144 did not have any impact on the Company's consolidated results of operations and financial position this quarter.

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

    Financial Flexibility

     During the fourth quarter of 2000, D&B began the first phase of its financial flexibility program, which reduced expenses to generate approximately $130 million in annualized funds that can be reallocated for investment. In connection with this program, D&B recorded a pre-tax restructuring charge of $41.5 million to globalize administrative functions, streamline data collection and fulfillment, rationalize sales and marketing functions and consolidate and simplify technology functions. During the second quarter of 2001, the Company reversed $4.0 million of the 2000 restructuring charge. The Company determined that severance for approximately 50 employees would not be utilized and lowered its estimate of its remaining lease termination liabilities.

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

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS No. 144 did not have any impact on the Company's consolidated results of operations and financial position this quarter.


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

  Cash used in financing activities

     Net cash used in financing activities was $53.5 million in the first quarter of 2002, compared with net cash used in financing activities of $55.3 million during 2001.

     In January 2002, the Company acquired 2.5 million shares in a privately-negotiated block trade for $85.1 million, funded with cash on hand and short-term commercial paper borrowings. At March 31, 2002, the Company had $35.7 million of commercial paper outstanding. At March 31, 2001 the Company had no short-term debt outstanding, having repaid $49.5 million during the first quarter of 2001.

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