Form 10-Q
period 2002-06-30
DUN & BRADSTREET CORP/NW
filed 2002-08-13
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                               -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -----------------         ---------------

                        Commission file number 001-15967


                        THE DUN & BRADSTREET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  22-3725387
---------------------------------------     ------------------------------------
----------------------------------------    ------------------------------------
         (State of Incorporation)           (I.R.S. Employer Identification No.)

          One Diamond Hill Road, Murray Hill, NJ                      07974
-----------------------------------------------------------    -----------------
-----------------------------------------------------------    -----------------
         (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code              (908) 665-5000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title of Class                                           Shares Outstanding
     --------------                                           at June 30, 2002
      Common Stock,                                           ----------------
  par value $.01 per share                                         74,260,627

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                                                   PAGE
-----------------------------                                                                   ----

Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three and Six Months Ended June 30, 2002 and 2001                                          3

Consolidated Balance Sheets (Unaudited)
      June 30, 2002 and December 31, 2001                                                        4

Consolidated Statements of Cash Flows (Unaudited)
      Six Months Ended June 30, 2002 and 2001                                                    5

Notes to Consolidated Financial Statements (Unaudited)                                          6-15

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                16-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk                               29

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                        29

Item 6. Exhibits and Reports on Form 8-K                                                         29

SIGNATURES                                                                                       30
----------


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

                                                                     Quarter Ended                         Year-to-Date
                                                                       June 30,                              June 30,
                                                             --------------------------------      --------------------------------
Amounts in millions, except per share data                        2002               2001                2002              2001
---------------------------------------------------------    -------------     --------------      --------------    --------------
Operating Revenues                                              $ 305.2            $ 320.7             $ 623.7           $ 678.3
---------------------------------------------------------    -------------     --------------      --------------    --------------
Operating Costs:
      Operating Expenses                                          102.2              115.8               211.0             247.3
      Selling and Administrative Expenses                         122.1              128.3               249.5             271.3
      Depreciation and Amortization                                19.9               23.8                39.4              48.6
      Restructuring Expense - Net                                  30.9               28.8                30.9              28.8
      Reorganization Costs                                           -               (7.0)                  -              (7.0)
----------------------------------------------------------    -------------     --------------      --------------    --------------
Operating Costs                                                   275.1              289.7               530.8             589.0
----------------------------------------------------------    -------------     --------------      --------------    --------------
Operating Income                                                   30.1               31.0                92.9              89.3
----------------------------------------------------------    -------------     --------------      --------------    --------------
Non-Operating Income (Expense) - Net:
      Interest Income                                               0.6                1.5                 1.3               2.3
      Interest Expense                                             (4.9)              (5.6)               (9.9)             (6.8)
      Minority Interest Expense                                       -                  -                   -              (5.4)
      Other Income (Expense) - Net                                  (3.5)              34.8                (3.8)             34.5
----------------------------------------------------------    -------------     --------------      --------------    --------------
Non-Operating Income (Expense) - Net                                (7.8)              30.7               (12.4)             24.6
----------------------------------------------------------    -------------     --------------      --------------    --------------
Income before Provision for Income Taxes                             22.3               61.7                80.5             113.9
Provision for Income Taxes                                           10.9               23.9                33.0              44.5
Equity in Net Losses of Affiliates, Net of Income Taxes             (1.2)              (1.1)               (1.7)             (1.8)
-----------------------------------------------------------   -------------     --------------      --------------    --------------
Net Income                                                         $ 10.2             $ 36.7              $ 45.8            $ 67.6
----------------------------------------------------------    -------------     --------------      --------------    --------------
Basic Earnings Per Share of Common Stock                           $ 0.14             $ 0.46              $ 0.61            $ 0.84
----------------------------------------------------------    -------------     --------------      --------------    --------------
Diluted Earnings Per Share of Common Stock                         $ 0.13             $ 0.44              $ 0.59            $ 0.82
----------------------------------------------------------    -------------     --------------      --------------    --------------
----------------------------------------------------------    -------------     --------------      --------------    --------------
Weighted Average Number of Shares Outstanding:
      Basic                                                          74.4               80.2                74.7              80.3
----------------------------------------------------------    -------------     --------------      --------------    --------------
      Diluted                                                        77.1               82.5                77.4              82.4
----------------------------------------------------------    -------------     --------------      --------------    --------------

The accompanying notes are an integral part of the consolidated financial statements.


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                                                June 30,       December 31,
Dollar amounts in millions, except per share data                                                   2002               2001
                                                                                      --------------------------------------
Assets

Current Assets
Cash and Cash Equivalents                                                                        $ 147.1            $ 145.3
Accounts Receivable---Net of Allowance of $21.5 in 2002 and  $21.0 in 2001                         280.8              317.8
Other Current Assets                                                                                94.0              117.1
                                                                                      --------------------------------------
                    Total Current Assets                                                           521.9              580.2
----------------------------------------------------------------------------------------------------------------------------
Non-Current Assets
Property, Plant and Equipment, Net                                                                 141.9              158.0
Prepaid Pension Costs                                                                              364.9              333.7
Computer Software, Net                                                                              81.9              103.6
Goodwill, Net                                                                                      145.6              139.6
Other Non-Current Assets                                                                            94.5              116.1
                                                                                      --------------------------------------
                    Total Non-Current Assets                                                       828.8              851.0
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                   $ 1,350.7          $ 1,431.2
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities
Other Accrued and Current Liabilities                                                            $ 291.2            $ 332.7
Unearned Subscription Income                                                                       346.3              330.0
                                                                                      --------------------------------------
                    Total Current Liabilities                                                      637.5              662.7
                                                                                      --------------------------------------

Pension and Postretirement Benefits                                                                378.4              377.3
Long Term Debt                                                                                     299.7              299.6
Other Non-Current Liabilities                                                                      106.1              111.2

Contingencies (Note 7)

Minority Interest                                                                                    1.2                1.3

Shareholders' Equity
Preferred Stock, $.01 par value per share, authorized---10,000,000 shares;
     --- outstanding---none
Series Common Stock,  $.01 par value per share, authorized---10,000,000 shares;
     --- outstanding---none
Common Stock, $.01 par value per share, authorized---200,000,000 and
     400,000,000 shares for 2002 and 2001 respectively---issued---81,945,520                         0.8                0.8
Unearned Compensation Restricted Stock                                                              (1.2)              (1.8)
Capital Surplus                                                                                    221.2              227.3
Retained Earnings                                                                                  208.0              162.3
Treasury Stock, at cost, 7,684,893 and 5,067,235 shares  for
     2002 and 2001 respectively                                                                   (242.8)            (148.7)
Cumulative Translation Adjustment                                                                 (202.6)            (205.2)
Minimum Pension Liability                                                                          (55.6)             (55.6)
----------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                         (72.2)             (20.9)
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                                     $ 1,350.7          $ 1,431.2
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30,

Dollar amounts in millions                                                                  2002                  2001
------------------------------------------------------------------------------         ---------------       ---------------
Cash Flows from Operating Activities:
 Net Income from Continuing Operations                                                  $        45.8         $        67.6

Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                                                    39.4                  48.6
Gain from Sale of Businesses                                                                        -                 (36.4)
Equity Losses in Excess of Dividends Received from Affiliates                                     1.7                   1.8
Restructuring Expense, Net and Other Asset Impairments                                           30.9                  28.8
Decrease in Accounts Receivable                                                                  40.8                  40.7
Net Decrease in Other Current Assets                                                              0.8                  13.2
Deferred Revenue from RMS Agreement                                                              (3.5)                 35.4
Deferred Income Taxes                                                                            13.8                   1.1
Accrued Income Taxes, Net                                                                         5.5                   1.2
Net Increase in Long Term Liabilities                                                             0.4                   5.1
Net Increase in Other Long Term Assets                                                          (21.5)                (29.5)
Net Increase in Unearned Subscription Income                                                     12.4                  28.4
Net Decrease in Other Accrued and Current Liabilities                                           (67.4)                (56.3)
Other                                                                                             6.0                   5.0
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities:                                                      105.1                 154.7
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Proceeds from Sales of Real Estate                                                               21.5                     -
Proceeds from Sale of Business                                                                      -                  76.4
Payments for Acquisition of Business                                                                -                 (16.6)
Capital Expenditures                                                                             (6.1)                 (8.5)
Additions to Computer Software and Other Intangibles                                            (15.0)                (18.7)
Investments in Unconsolidated Affiliates                                                         (0.9)                 (8.9)
Other                                                                                            (1.5)                  3.8
----------------------------------------------------------------------------------------------------------------------------
 Net Cash (Used in) Provided by Investing Activities:                                            (2.0)                 27.5
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payments for Purchase of Treasury Shares                                                       (111.3)                (26.5)
Net Proceeds from Stock Plans                                                                     7.8                  10.9
Decrease in Commercial Paper Borrowings                                                             -                 (49.5)
Repayment of Minority Interest Obligations                                                          -                (300.0)
Increase in Long-Term Borrowings                                                                    -                 299.6
Other                                                                                             0.5                  (1.9)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                          (103.0)                (67.4)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                      1.7                   0.3
----------------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                                             1.8                 115.1
Cash and Cash Equivalents, Beginning                                                            145.3                  70.1
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End                                                                $ 147.1               $ 185.2
----------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow information:
Cash Paid Year to Date for:
Income Taxes, Net of refunds                                                                   $ 12.5                $ 35.6
Interest and Minority Interest Expense                                                          $ 9.3                 $ 5.7


The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

     These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation's ("D&B" or the "Company") 2001 Annual Report on Form
10-K. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. In the Supplemental Disclosure of Cash Flow Information reported in the Company's Form 10-Q for the quarter ended March 31, 2002, cash paid year to date 2002 for Interest and Minority Interest Expense was presented as $4.0 million and should have been $9.2 million.

Note 2 - Recent Accounting Pronouncements

    Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Rather, the Company's goodwill is subject to periodic testing for impairment at the reporting unit level. D&B considers its operating segments, North America, Europe/Africa/Middle East ("Europe") and Asia Pacific/Latin America ("APLA"), as its reporting units under the definitions of SFAS No. 142 for consideration of potential impairment of intangible and goodwill balances. The Company performed the impairment test required by the new standard on the recorded balance of goodwill as of December 31, 2001, in the amount of $139.6 million and determined that no charge for impairment was required.

    The adoption of SFAS No. 142 resulted in a $1.3 million reduction in amortization expense in the second quarter of 2002 compared to the same period in 2001. For the first half of 2002, the reduction was $2.6 million compared to the first half of 2001. The full year impact in 2002 is expected to be a reduction of $5.3 million in amortization expense.

    The pro forma impact of this accounting policy change is outlined in the table below:


                                           Three Months Ended      Six Months Ended June
Dollar amounts in millions, except               June 30,               June 30,
per share data
                                          --------------------------    -------------------------
                                             2002           2001          2002           2001
                                          -----------    -----------    ----------     ----------
Reported Net Income                           $ 10.2          $36.7         $45.8         $ 67.6

Add Back:  Goodwill Amortization
                                                   -            1.3             -            2.6
                                          -----------    -----------    ----------     ----------
Adjusted Net Income                           $ 10.2          $38.0         $45.8          $70.2
                                          ===========    ===========    ==========     ==========







Basic EPS:
              Reported Net Income             $ 0.14         $ 0.46        $ 0.61         $ 0.84
              Add Back:  Goodwill
              Amortization                         -           0.02             -           0.04
                                          -----------    -----------    ----------     ----------
              Adjusted Net Income             $ 0.14         $ 0.48        $ 0.61         $ 0.88
                                          ===========    ===========    ==========     ==========

Diluted EPS:
              Reported Net Income             $ 0.13         $ 0.44        $ 0.59          $0.82
              Add Back:  Goodwill
              Amortization                         -           0.02             -           0.04
                                          -----------    -----------    ----------     ----------
              Adjusted Net Income             $ 0.13         $ 0.46        $ 0.59         $ 0.86
                                          ===========    ===========    ==========     ==========


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

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets. As discussed in Note 3 - Impact of Implementation of the "Blueprint for Growth" Strategy - during the second quarter of 2002, the Company incurred impairment losses of $10.6 million related to assets being sold or abandoned during the quarter as a result of actions taken under its financial flexibility program.

Note 3 - Impact of Implementation of the "Blueprint for Growth" Strategy

"Blueprint for Growth" Strategy

    In October 2000, D&B announced a new business strategy, the Blueprint for Growth, designed to transform D&B into a growth company with an important presence on the Web, while also delivering shareholder value during the transformation. The implementation of the Blueprint for Growth requires significant investments. These investments include leveraging the brand through advertising, enhancing the current business by expanding and improving the Company's database, reinvigorating current products, creating new value-added products and solutions, further developing the B2B e-business, and building a winning culture by enabling and strengthening our leadership and continuing to promote and add leaders. In order to fund these investments, D&B has identified opportunities to reallocate spending in order to invest for growth and deliver shareholder value. D&B also reviewed its non-core businesses and assets with a view to converting them into cash.

Restructuring
     In April 2002, the Company announced the third phase of its financial flexibility program. To create a more efficient business model, the Company will continue consolidating functions and streamlining processes, automating data collection and fulfillment functions, migrating revenue to the web, and outsourcing select activities. As shown in the table below, during the second quarter of 2002, the Company incurred a pre-tax restructuring charge of $30.9 million in connection with these actions. The charge includes $18.6 million for severance, $10.6 million for the write-off of assets which were sold or abandoned (including $9.7 million resulting from the outsourcing action discussed below), and $1.7 million for lease termination obligations.

        As part of this third phase of the financial flexibility program, the Company will outsource certain functions to Computer Sciences Corporation ("CSC"). Under the terms of the agreement, data center operations, technology help desk and network management functions in the United States and in the United Kingdom will transition to CSC. In addition, as part of the agreement, CSC acquired the Company's data center and print mail facility located in Berkeley Heights, New Jersey and related assets for $10 million which management considered the fair value for the assets. This resulted in the $9.7 million impairment loss noted above. In August 2002, 350 D&B employees transitioned to CSC.

        The first phase of financial flexibility began in the fourth quarter of 2000 and the second phase began in the second quarter of 2001. For the first phase of the program, the Company recorded a pre-tax restructuring charge of $41.5 million in the fourth quarter of 2000 in order to globalize administrative functions, streamline data collection and fulfillment, rationalize sales and marketing functions and consolidate and simplify technology functions. During the second quarter of 2001, the Company reversed $4.0 million of the 2000 restructuring charge. The Company determined that severance for approximately 50 employees would not be utilized and also lowered its estimate of its remaining lease termination liabilities. In the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $32.8 million to reengineer administrative functions and institute common business practices worldwide for the second phase of the financial flexibility program.

        As of June 30, 2002, D&B has terminated approximately 1,700 of the employees affected under all three phases of the financial flexibility program. Approximately 1,200 additional employees worldwide will be terminated in connection with the third phase, including the 350 employees that transitioned to CSC as mentioned above. This brings the total number of employees reduced from the core business as a result of the three phases of this program since its inception in October 2000, to approximately 2,900 and positions eliminated to 3,200, which includes 300 open positions.

 The restructuring reserves and utilization to date were as follows:

                                  ------------------------------------
(amounts in millions)             Original      2002     Balance at
                                  Charge     Payments/   6/30/2002
                                             Write-offs
                                  ------------------------------------

2002 Restructuring Charge
Severance and Termination              $18.6      $(.7)       $17.9


Asset Write-Offs                        10.6     (10.6)         -

Lease Termination Obligations            1.7        -           1.7
                                  ------------------------------------
                                       $30.9    $(11.3)       $19.6
                                  ------------------------------------


                                  ----------------------------------------------
(amounts in millions)             Original   Balance at       2002    Balance at
                                   Charge    12/31/2001     Payments  6/30/2002
                                  ----------------------------------------------
2001 Restructuring Charge
Severance and Termination         $20.7      $19.2        $(11.8)      $7.4

Asset Write-Offs                    8.9        -            -            -

Lease Termination Obligations       3.2        1.6           (.3)       1.3
                                  ----------------------------------------------
                                  $32.8      $20.8        $(12.1)      $8.7
                                  ----------------------------------------------

2000 Restructuring Charge
Severance and Termination         $28.2      $4.4         $(2.7)       $1.7

Asset Write-Offs                    4.5        -            -            -

Lease Termination Obligations       8.8       4.0           (.6)        3.4
                                  ----------------------------------------------
                                  $41.5      $8.4         $(3.3)       $5.1
                                  ----------------------------------------------

    The Company completed all the actions contemplated under the first phase of its financial flexibility program as of the end of 2001 and completed the remainder of the actions under the second phase as of June 30, 2002. The remaining accruals relate to future payments to be made in accordance with the Company's severance policies and for lease termination obligations for actions that have already been taken.

Note 4 - Notes Payable and Indebtedness

    The Company's borrowings at June 30, 2002 and December 31, 2001, including interest rate swaps designated as hedges, are summarized below:

                                  (amounts in millions)                           2002      2001
                                                                                --------  -------

                                 Fair value of long term fixed rate notes...    $300.3    $   297.3
                                 Fair value of interest rate swaps..........      (.6)          2.3
                                                                                ------    ---------
                                      Long Term Debt........................    $299.7    $   299.6
                                                                                ======    =========

Note 5 - Reconciliation of Weighted Average Shares

                                                                        Three Months Ended             Six Months Ended
                                                                        June 30,                       June 30,
                                                                        -------------------------     ------------------------
(share data in thousands)                                                   2002            2001          2002            2001
                                                                            ----            ----          ----            ----
Weighted average number of shares-basic                                   74,404          80,246        74,693          80,259

Dilutive effect of shares issuable under stock options,
   restricted stock and performance share plans                            2,682           2,128           2,672         2,028

Adjustment of shares applicable to stock options exercised during
   the period and performance share plans                                     40             133            74             148
                                                                        ---------            ---      --------             ---
Weighted average number of shares-diluted                                 77,126          82,507        77,439          82,435
                                                                          ======          ======        ======          ======

         During the second quarter of 2002, the Company repurchased 425,900 shares for $16.1 million to mitigate the dilutive effect of the shares issued under stock incentive plans and in connection with its Employee Stock Purchase Plan. During the first half of 2002, D&B has repurchased 670,700 shares for $26.2 million for this purpose. Also, during the first quarter of 2002, the Company had repurchased 2.5 million shares at market prices totaling $85.1 million, in a privately negotiated block trade.

    Options to purchase 43,425 and 108,100 shares of Common Stock at June 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock. The Company's options generally expire 10 years after the initial grant date.

Note 6 - Comprehensive Income

The Company's total comprehensive income for the three-month and six-month periods ended June 30 was as follows:

                                                  Three Months Ended          Six Months Ended
                                                       June 30,                   June 30,
                                                ------------------------    ---------------------
(amounts in millions)
                                                   2002        2001         2002        2001
                                                   ----        ----         ----        ----
Net income                                        $10.2        $36.7       $45.8        $67.6
Other comprehensive income (loss) -
Foreign currency translation adjustment              2.1       (11.8)         2.6        (3.5)
Unrealized losses on investments                       -            -        (0.2)       (0.1)
                                                ------ --   ------  -    ---------   --- -----
Total comprehensive income                        $12.3       $24.9        $48.2       $64.0
                                                  ======      ======       ======      =====

Note 7 - Contingencies
     The Company and its subsidiaries are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business. Management periodically assesses the Company's liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is probable that the Company has incurred a loss and the loss or range of loss can be reasonably estimated, the Company has recorded reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessment and estimates of such liabilities accordingly.

     Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending tax and legal and proceedings, claims and litigation will not have a material effect on the Company's results of operations, cash flows or financial position, with the possible exception of the matters described below.

     In order to understand the Company's exposure to the potential liabilities described below, it is important to understand the relationship between the Company and Moody's Corporation ("Moody's"), and the Company and its predecessors and other parties who, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

     In November 1996, the company then known as The Dun & Bradstreet Corporation through a spin-off separated into three separate public companies, The Dun & Bradstreet Corporation, ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant") (the "1996 Distribution"). In June 1998, The Dun & Bradstreet Corporation through a spin-off separated into two separate public companies, The Dun & Bradstreet Corporation and R.H. Donnelley Corporation (the "1998 Distribution"). During 1998, Cognizant through a spin-off separated into two separate public companies, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR"). In September 2000, The Dun & Bradstreet Corporation ("Old D&B") through a spin-off separated into two separate public companies, the Company and Moody's (the "2000 Distribution".)

                                   Tax Matters

     Old D&B and its predecessors had entered into global tax planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. The status of Internal Revenue Service ("IRS") reviews of these initiatives is summarized below.

     Pursuant to a series of agreements, as between themselves, IMS and NMR are jointly and severally liable to pay one-half, and the Company and Moody's are jointly and severally liable to pay the other half, of any payments for taxes and accrued interest resulting from unfavorable IRS rulings on certain tax matters (excluding the matter described below as "Amortization Expense Deductions" for which the Company and Moody's are solely responsible) and certain other potential tax liabilities after the Company and/or Moody's pays the first $137 million, which amount was paid in connection with the matter described below as "Utilization of Capital Losses".

     In connection with the 2000 Distribution and pursuant to the terms of the related Distribution Agreement, the Company and Moody's have, between themselves, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to their respective business operations.

Utilization of Capital Losses -1989-1990. The IRS completed its review of the utilization of certain capital losses generated during 1989 and 1990 and on June 26, 2000, issued a formal assessment. On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000 and IMS paid the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, the Company is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. Old D&B has filed a petition for a refund in the U.S. District Court on September 21, 2000.

Royalty Expense Deductions - 1994-1996. During the second quarter of this year, the Company received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by Old D&B on its 1994, 1995 and 1996 tax returns. The IRS previously concluded an audit of this transaction for taxable years 1993 and 1994 and did not disallow any similarly claimed deductions. The Company disagrees with the position taken by the IRS in its Notice and has filed a responsive brief to this effect with the IRS. If the IRS were to issue a formal assessment consistent with the Notice and prevail, then the Company would be required to pay the assessment. If the Company were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amounts would be required in connection with such challenge. The Company estimates that its share of the required payment to the IRS would be up to $48 million ($42 million net of associated tax benefits).

Amortization Expense Deductions - 1997-2001. The IRS has requested documentation with respect to a transaction executed in 1997 that produces amortization expense deductions. While the Company believes the deductions are appropriate, it is possible that the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the Company were to challenge any such assessment in U.S. District Court, management estimates that the Company's cash payment to the IRS with respect to deductions claimed to date could be up to $38 million ($35 million net of associated tax benefits). This transaction is scheduled to expire in 2012, and, unless earlier terminated by the Company, the Company's cash exposure (based on current interest rates and tax rates) would increase at a rate of approximately $1.5 million per quarter as future amortization expenses are deducted.


                                                         * * *


     The Company has considered the foregoing tax matters and the merits of its legal defenses and the various contractual obligations in its overall assessment of potential tax liabilities and believes it has adequate reserves recorded in the consolidated financial statements for its share of its current exposures in these matters.


                                Legal Proceedings

Information Resources, Inc. On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants R.H. Donnelley Corporation ("Donnelley"), A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly owned subsidiary of Donnelley.

     The complaint alleges various violations of United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

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

     In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement (the "1998 Distribution Agreement") whereby Old D&B assumed all potential liabilities of Donnelley arising from the IRI action.

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

IMS/NMR Arbitration. Subsequent to making its May 2000 payment to the IRS referred to above under the caption "Tax Matters--Utilization of Capital Losses--1989-1990"), IMS sought partial reimbursement from NMR under their 1998 Distribution Agreement (the "IMS/NMR Agreement"). Neither the Company nor Donnelley was a party to the IMS/NMR Agreement. NMR paid IMS less than the amount sought by IMS under the IMS/NMR Agreement and, in 2001, IMS filed an arbitration proceeding against NMR to recover the difference. IMS sought to include Donnelley in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS could seek the same interpretation in an alternative claim against Donnelley. During the first quarter of 2002, the arbitration panel ruled that Donnelley is a proper party to the arbitration. If NMR should prevail in the arbitration against IMS and, in turn, IMS should prevail against Donnelley, then the Company believes that the additional liability to Donnelley would be approximately $15 million, net of tax benefits. As noted above under the 2000 Distribution Agreement, the Company is responsible for one-half of any amount for which Donnelley is liable in this matter. The Company believes that the claim asserted against Donnelley by IMS is without merit. No amount in respect of this matter has been accrued in the consolidated financial statements of the Company

Note 8 - Investment in Unconsolidated Affiliates

         During the second quarter of 2002, the Company exited Avantrust LLC, its joint venture with American International Group, Inc. ("AIG"). As the market opportunity for e-marketplaces originally envisioned for Avantrust, LLC never developed, AIG and D&B agreed that the focus of Avantrust, LLC should shift to selling and marketing AIG solutions. The Company had an ownership share of 41.8%, which had been accounted for under the equity method. The equity losses recorded were $1.2 million and $1.7 million in the second quarter and first half of 2002, respectively, and were $1.1 million and $1.8 million in the same periods a year ago. As a result of exiting this joint venture, the Company recorded a $2.9 million pre-tax write-off of the remaining investment in Other Income (Expense) - Net.

Note 9 - Sale of Property

         During the second quarter of 2002, the Company completed the sale of its Murray Hill, NJ facility and received proceeds of $11.5 million. During the fourth quarter of 2001, the Company had announced its intention to sell the building and consequently wrote it down to its net realizable value, recognizing a pre-tax impairment loss of $6.5 million at that time.

         As discussed in detail in Note 3 - Impact of Implementation of the "Blueprint for Growth" Strategy, during the second quarter, D&B sold its Berkeley Heights, New Jersey facility and related assets to CSC for $10 million.

Note 10 - Subsequent Event

         In August 2002, the Company acquired Data House, an Italian provider of real estate information that is used in Italy by banks, notaries, real estate agencies and corporations for $22 million from Seat Pagine Gialle S.p.A.. The acquisition will enhance the Company's current business by positioning the Company for growth in serving the Italian banking sector. The acquisition will be funded by cash on hand.

Note 11 - Segment Information

                                                                         Quarter Ended                   Year-to-Date
                                                                           June 30,                        June 30,
                                                                   --------------------------     ---------------------------
Amounts in millions                                                      2002           2001             2002           2001
---------------------------------------------------------------    -----------    -----------     ------------    -----------
Operating Revenues:
     North America                                                    $ 215.5        $ 217.9          $ 459.8        $ 481.2
     Europe                                                              81.2           87.7            147.7          168.0
     Asia Pacific / Latin America                                         8.5           15.1             16.2           29.1
                                                                   -----------    -----------     ------------    -----------
Consolidated Operating Revenues                                       $ 305.2        $ 320.7          $ 623.7        $ 678.3
                                                                   -----------    -----------     ------------    -----------

Operating Income (Loss):
     North America                                                     $ 66.3         $ 63.3          $ 151.1        $ 148.1
     Europe                                                              10.8            5.2              6.7           (2.2)
     Asia Pacific / Latin America                                         2.3            1.0              1.6           (2.3)
                                                                   -----------    -----------     ------------    -----------
         Total Divisions                                                 79.4           69.5            159.4          143.6
     Corporate and Other                                                (49.3)         (38.5)           (66.5)         (54.3)
                                                                   -----------    -----------     ------------    -----------
Consolidated Operating Income                                          $ 30.1         $ 31.0           $ 92.9         $ 89.3
                                                                   -----------    -----------     ------------    -----------

Supplemental Geographic and Product Line Information:
                                                                         Quarter Ended                   Year-to-Date
                                                                           June 30,                        June 30,
                                                                   --------------------------     ---------------------------
     Geographic Revenue                                                  2002           2001             2002           2001
                                                                   -----------    ------------     -----------    -----------

         United States                                                $ 208.1        $ 210.6          $ 445.9        $ 466.7
         International                                                   97.1          110.1            177.8          211.6
                                                                   -----------    -----------     ------------    -----------
  Consolidated Operating Revenues                                     $ 305.2        $ 320.7          $ 623.7        $ 678.3
                                                                   -----------    -----------     ------------    -----------

     Product Line Revenues
        North America:
         Risk Management Solutions                                    $ 150.5        $ 147.0          $ 310.0        $ 308.8
         Sales & Marketing Solutions                                     59.8           55.6            138.8          122.7
         Supply Management Solutions                                      5.2            5.3             11.0           11.2
                                                                   -----------    -----------     ------------    -----------
        Core Businesses                                                 215.5          207.9            459.8          442.7
         Receivables Management Services and Other Divested Businesses      -           10.0                -           38.5
                                                                   -----------    -----------     ------------    -----------
        Total North America                                             215.5          217.9            459.8          481.2
                                                                   -----------    -----------     ------------    -----------

        Europe:
         Risk Management Solutions                                       63.2           64.6            117.1          121.2
         Sales & Marketing Solutions                                     15.0           14.8             26.2           28.2
         Supply Management Solutions                                      3.0            0.6              4.4            1.2
                                                                   -----------    -----------     ------------    -----------
        Core Businesses                                                  81.2           80.0            147.7          150.6
         Receivables Management Services and Other Divested Businesses      -            7.7                -           17.4
                                                                   -----------    -----------     ------------    -----------
        Total Europe                                                     81.2           87.7            147.7          168.0
                                                                   -----------    -----------     ------------    -----------

        APLA:
         Risk Management Solutions                                        6.6            5.5             12.5           11.0
         Sales & Marketing Solutions                                      1.9            2.1              3.7            3.5
         Supply Management Solutions                                        -              -                -              -
                                                                   -----------    -----------     ------------    -----------
        Core Businesses                                                   8.5            7.6             16.2           14.5
         Receivables Management Services and Other Divested Businesses      -            7.5                -           14.6
                                                                   -----------    -----------     ------------    -----------
        Total APLA                                                        8.5           15.1             16.2           29.1
                                                                   -----------    -----------     ------------    -----------

        Consolidated Operating Revenues:
         Risk Management Solutions                                      220.3          217.1            439.6          441.0
         Sales & Marketing Solutions                                     76.7           72.5            168.7          154.4
         Supply Management Solutions                                      8.2            5.9             15.4           12.4
                                                                   -----------    -----------     ------------    -----------
        Core Businesses                                                 305.2          295.5            623.7          607.8
         Receivables Management Services and Other Divested Businesses      -           25.2                -           70.5
                                                                   -----------    -----------     ------------    -----------
        Consolidated Operating Revenues                               $ 305.2        $ 320.7          $ 623.7        $ 678.3
                                                                   -----------    -----------     ------------    -----------


Assets:                                                             Jun 2002       Dec 2001
                                                                   -----------    -----------
     North America                                                    $ 340.1        $ 387.7
     Europe                                                             424.2          447.2
     Asia Pacific / Latin America                                        24.6           26.5
                                                                   -----------    -----------
         Total Divisions                                                788.9          861.4
     Corporate and Other (primarily domestic pensions and taxes)        561.8          569.8
                                                                   -----------    -----------

Consolidated Assets                                                 $ 1,350.7      $ 1,431.2
                                                                   -----------    -----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Dun & Bradstreet Corporation's ("D&B" or the "Company") discussion and analysis of its financial condition and results of operations for the second quarter of 2002 are based upon the Company's unaudited consolidated financial statements for that period. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. These financial statements should be read in conjunction with the consolidated financial statements and related notes filed with the Securities and Exchange Commission on the Company's Form 10-K for the year ended December 31, 2001, in which the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

    D&B, which provides the information, tools and expertise to help customers Decide with Confidence, is managed on a geographical basis with three operating segments: North America, Europe/Africa/Middle East ("Europe") and Asia Pacific/Latin America ("APLA"). In each segment, the Company is focused on its core product lines: Risk Management Solutions, Sales & Marketing Solutions, and Supply Management Solutions. In this discussion of the Company's results, revenues from Receivable Management Services, which was sold in the second quarter of 2001, and all other divested businesses have been reclassified as "Receivable Management Services and Other Divested Businesses" and certain prior-period amounts have been adjusted to conform to the 2002 presentation. Other divested businesses also include results of the Australia/New Zealand operation, sold in the third quarter of 2001, and operations in other countries in APLA that underwent business model changes. D&B evaluates performance and allocates resources based on segment revenues and operating income. For management reporting purposes, restructuring charges, transition costs and other transactions incurred in connection with D&B's Blueprint for Growth Strategy are not allocated to any of the business segments.

    The following table sets forth condensed financial information derived from the Company's consolidated financial statements for the periods indicated:


                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                               ---------------------------     ---------------------------
Amounts in millions, except per share data                        2002            2001            2002            2001
------------- ----------- ---------------------------------    -----------     -----------     -----------     -----------
Operating Revenues:
              North America                                        $215.5          $207.9          $459.8          $442.7
              Europe                                                 81.2            80.0           147.7           150.6
              Asia Pacific/Latin America                              8.5             7.6            16.2            14.5
                                                               -----------     -----------     -----------     -----------
                          Total Core Revenues                       305.2           295.5           623.7           607.8
              Receivable Management Services and
                          Other Divested Businesses                     -            25.2               -            70.5
                                                               -----------     -----------     -----------     -----------
Consolidated Operating Revenues                                    $305.2         $ 320.7         $ 623.7          $678.3
-----------------------------------------------------------    -----------     -----------     -----------     -----------
Operating Income (Loss):
              North America                                        $ 66.3          $ 63.3          $151.1         $ 148.1
              Europe                                                 10.8             5.2             6.7           (2.2)
              Asia Pacific/Latin America                              2.3             1.0             1.6           (2.3)
                                                               -----------     -----------     -----------     -----------
                          Total Divisions                            79.4            69.5           159.4          143.6
              Corporate and Other  (1)                             (49.3)           (38.5)          (66.5)         (54.3)
------------- ---------------------------------------------    -----------     -----------     -----------     -----------
Consolidated Operating Income                                   $   30.1           $ 31.0       $    92.9      $    89.3
-----------------------------------------------------------    -----------     -----------     -----------     -----------
Non-Operating Income (Expense) - Net  (2)                            (7.8)          30.7           (12.4)           24.6
Provision for Income Taxes                                           10.9           23.9            33.0            44.5
Equity in Net Losses of Affiliates, Net of Income Taxes             (1.2)           (1.1)           (1.7)           (1.8)
-----------------------------------------------------------    -----------     -----------     -----------     -----------
Net Income                                                        $ 10.2         $  36.7           $ 45.8          $ 67.6
-----------------------------------------------------------    -----------     -----------     -----------     -----------
Basic Earnings Per Share of Common Stock                           $ 0.14          $ 0.46          $ 0.61          $ 0.84
-----------------------------------------------------------    -----------     -----------     -----------     -----------
Diluted Earnings Per Share of Common Stock                         $ 0.13          $ 0.44          $ 0.59          $ 0.82
-----------------------------------------------------------    -----------     -----------     -----------     -----------


(1)      Corporate and Other is comprised of:

                                             Three Months                     Six Months
                                            Ended June 30,                 Ended June 30,
Amounts in millions                      2002            2001            2002           2001
                                         ----            ----            ----           ----
Corporate Costs                          $ (18.4)        $ (16.7)       $ (35.6)        $ (32.5)
Restructuring Expense - Net                (30.9)          (28.8)         (30.9)          (28.8)
Reorganization Costs                            -             7.0              -             7.0
                                      ------------    ------------    -----------    ------------
Total Corporate and Other                $ (49.3)        $ (38.5)       $ (66.5)        $ (54.3)
                                      ============    ============    ===========    ============


(2)      Non-Operating Income (Expense) includes:

                                               Three Months                    Six Months
                                              Ended June 30,                  Ended June 30,
                                              ---------------                 --------------
Amounts in millions                        2002           2001            2002           2001
                                           ----           ----            ----           ----
Gain on the Sale of the Receivable
Management Services Business                -            $ 36.4            -            $ 36.4

To facilitate an understanding of D&B's results, certain significant events should be considered, including:

Impact of "Blueprint for Growth" Strategy (See Note 3 to the consolidated financial statements)

    In October 2000, D&B launched a new business strategy, the Blueprint for Growth, designed to transform D&B into a growth company with an important presence on the Web, while also delivering shareholder value during the transformation. The implementation of the Blueprint for Growth requires significant investments. These investments include leveraging the brand through advertising, enhancing the current business by expanding and improving the Company's database, reinvigorating current products, creating new value-added products and solutions, further developing the B2B e-business, and building a winning culture by enabling and strengthening our leadership and continuing to promote and add leaders. In order to fund these investments, D&B has created a flexible business model whereby the Company has, and will continue to, identify opportunities to reallocate spending in order to invest for growth and deliver shareholder value.

    Financial Flexibility

     In April 2002, the Company announced the third phase of its financial flexibility program which is expected to reduce expenses to capture approximately $80 million in additional funds that can be reallocated. To create a more efficient business model, the Company will continue consolidating functions and streamlining processes, automating data collection and fulfillment functions, migrating revenue to the web, and outsourcing select activities. During the second quarter of 2002, the Company incurred a pre-tax restructuring charge of $30.9 million in connection with these actions. The charge includes $18.6 million for severance, $10.6 million for the write-off of assets which were sold or abandoned (including $9.7 million resulting from the outsourcing action discussed in detail below), and $1.7 million for lease termination obligations.

        As part of this third phase of the financial flexibility program, the Company will outsource certain functions to Computer Sciences Corporation ("CSC"). Under the terms of the agreement, data center operations, technology help desk and network management functions in the United States and in the United Kingdom will transition to CSC. In addition, as part of the agreement, CSC acquired the Company's data center and print mail facility located in Berkeley Heights, New Jersey and related assets for $10 million which management considered the fair value for the assets. This resulted in the $9.7 million impairment loss noted above. As part of this transaction, in August 2002, 350 D&B employees transitioned to CSC.

    The first phase of financial flexibility began in the fourth quarter of 2000 and the second phase began in the second quarter of 2001. The first phase of the financial flexibility program reduced expenses to generate approximately $130 million in annualized funds that can be reallocated for investment. In connection with this program, D&B recorded in 2000 a pre-tax restructuring charge of $41.5 million to globalize administrative functions, streamline data collection and fulfillment, rationalize sales and marketing functions and consolidate and simplify technology functions. During the second quarter of 2001, the Company reversed $4.0 million of this 2000 restructuring charge. The Company determined that severance for approximately 50 employees would not be utilized and lowered its estimate of its remaining lease termination liabilities. The second phase of the financial flexibility program reduced expenses to generate approximately $70 million in funds that can be reallocated for investment. Actions taken included reengineering administrative functions and instituting common business practices worldwide. The Company recorded a pre-tax restructuring charge of $32.8 million in connection with these actions.

     As of June 30, 2002, D&B has terminated approximately 1,700 of the employees affected under all three phases of the financial flexibility program. Approximately 1,200 additional employees worldwide will be terminated in connection with the third phase, including the 350 employees that transitioned to CSC as mentioned above. This brings the total number of employees reduced from the core business as a result of the three phases of this program since its inception in October 2000, to approximately 2,900, and positions eliminated to 3,200, which includes 300 open positions. The Company completed all the actions contemplated under the first phase of its financial flexibility program as of the end of 2001, and completed the remainder of the actions under the second phase as of June 30, 2002.


Results of Operations

Consolidated Results

    For the quarter ended June 30, 2002, D&B reported net income of $10.2 million, or $.14 per share basic and $.13 per share diluted. This compares with second quarter 2001 reported net income of $36.7 million and earnings per share of $.46 basic and $.44 diluted. Second quarter 2002 results included net pre-tax restructuring charge of $30.9 million. Second quarter 2001 results included a net pre-tax restructuring charge of $28.8 million, $7.0 million for the reversal of excess accrued reorganization costs in connection with the 2000 Distribution (as defined in Note 7 to the consolidated financial statements), and a gain of $36.4 million on the sale of the Receivable Management Services business. Excluding these transactions which are discussed in detail in the Overview section above (and included in the tables on page 16), net income for the second quarter 2002 was $31.8 million, which compares with second quarter 2001 of $27.4 million. Earnings per share, excluding these items, were $.43 per share basic and $.41 diluted, up 27% and 24%, respectively from second quarter 2001 of $.34 basic and $.33 diluted, reflecting operating income growth, as well as the continued benefit of a lower underlying tax rate and share repurchase activity in the second half of 2001 and first quarter of 2002.

    For the first half of 2002, reported net income of $45.8 million, or $.61 per basic share and $.59 per share diluted, was down 32% from the prior year's first half reported net income of $67.6 million, or $.84 per basic share and $.82 per share diluted, driven by the items discussed above. Excluding those items, which are discussed in detail in the Overview section (and included in the tables on page 16), first half 2002 net income was $67.4 million, or 16% higher than the prior year's first half income of $58.3 million. Earnings per share would have increased 23% basic and diluted over first half 2001, excluding those items, resulting from operating income growth, as well as the continued benefit of a lower tax rate and share repurchase activity in the second half of 2001 and first quarter of 2002, as mentioned above.

    For 2002, reported and core revenues are the same. For 2001, they differ by the results of Receivable Management Services and other divested businesses. In the second quarter of 2002, reported operating revenues of $305.2 million declined 5%, compared with $320.7 million in the second quarter of 2001, which includes $25.2 million of revenues from Receivable Management Services and other divested businesses. Core revenues, which exclude the revenues from Receivable Management Services and the other divested businesses, were up 3% both before and after the effect of foreign exchange. This was driven by core revenue growth in North America of 4%, in APLA of 11% (16% growth before the effect of foreign exchange), and in Europe of 1% (both before and after the effect of foreign exchange).

    D&B's second quarter results in 2002, before the effect of foreign exchange, reflect an 11% increase in revenues from value-added Risk Management Solutions and flat performance in traditional products in Risk Management Solutions, a 6% increase in Sales & Marketing Solutions, where North American marketing revenue growth of 8% more than offset flat revenue performance internationally, and a 38% increase in Supply Management Solutions, primarily driven by growth in Europe.

    Reported operating revenues for the first half of 2002 were $623.7 million, down 8% compared to $678.3 million in the first half of 2001, driven by the inclusion in 2001 of $70.5 million from Receivable Management Services and other divested businesses. Core revenues, which exclude the divested businesses, increased 3% over the prior year's core revenues of $607.8 million. An increase in first half core revenue of 12% in APLA and 4% in North America was partially offset by a decline in Europe of 2%. Excluding the impact of foreign exchange, core revenues increased 3% in the first half of 2002 compared to 2001, with APLA's revenue growing 16% from prior year, partially offset by a decline in Europe of 1%. These first half 2002 results, excluding the effect of foreign exchange, reflect a 5% increase over the same period a year ago, in value-added Risk Management Solutions, partially offset by a 1% decline in the performance of traditional Risk Management Solutions products, 10% growth over the first half of the prior year in Sales & Marketing Solutions, where growth of 13% in North America and 11% growth in APLA more than offset a decline of 6% in Europe, and a 24% increase over first half 2001 in Supply Management Solutions due to growth in Europe.

    Total operating expenses decreased 5% to $275.1 million in the second quarter of 2002 compared with $289.7 million in the second quarter of 2001. Operating expenses, excluding the restructuring and reorganization charges noted in the table in the Overview section above, decreased 12% from $115.8 million in the second quarter of 2001, to $102.2 million in the same period in 2002, primarily as a result of net cost savings achieved through the financial flexibility program discussed above, and also benefiting from the sale of the Receivable Management Services business. Selling and administrative expenses declined 5% to $122.1 million in the second quarter of 2002 compared with $128.3 million in the second quarter of 2001. Administrative cost savings achieved through the financial flexibility program were partially offset by transition costs of $10.6 million incurred in implementing the Blueprint for Growth Strategy and planned spending in the business to leverage the brand, enhance the current business, further develop B2B e-business solutions and build a winning culture. Depreciation and amortization decreased 16% to $19.9 million in the second quarter of 2002 as compared to the second quarter of 2001 as a result of lower capitalized spending during the past few years, the impact of no longer amortizing goodwill (see Note 2 to the Consolidated Financial Statements), and the write-off and sale of certain assets in connection with the financial flexibility programs, which were recorded as part of restructuring charges.

    Year-to-date total operating expenses were down 10% to $530.8 million in 2002 compared to $589.0 million in 2001. First half operating expenses, excluding the restructuring and reorganization costs noted above, declined 15% from the same period last year, resulting primarily from costs savings achieved through the financial flexibility program and the sale of the Receivable Management Services business, partially offset by transition costs of $19.5 million year-to-date, as discussed above. Selling and administrative decreased 8% to $249.5 million in the first half of 2002 compared to the same period in 2001 as discussed above. Depreciation and amortization decreased to $39.4 million in the first half of 2002, a 19% decline compared to 2001 due to the same factors as noted above.

    Operating income decreased 3% in the second quarter of 2002 to $30.1 million from $31.0 million in the second quarter of 2001. Excluding the restructuring and the reversal of excess accrued reorganization costs, operating income increased 15% to $61.0 million compared to $52.8 million in 2001 detailed in the Overview section above.

    Operating income for the first half of 2002 increased 4% to $92.9 million from $89.3 million in 2001. Excluding the same costs mentioned above, operating income for the first half of 2002 was $123.8 million, an 11% increase over the same period in the prior year, primarily as a result of the financial flexibility program initiatives which continue to reduce costs throughout the Company.

    Non-operating expense -- net was $7.8 million in the second quarter of 2002 compared with non-operating income of $30.7 million in the second quarter of 2001, which included a gain on the sale of Receivable Management Services of $36.4 million. Non-operating income (expense) -- net includes interest income and expense, and other income (expense) -- net. Interest income was $.6 million and $1.5 million in the second quarter of 2002 and 2001, respectively. Interest expense of $4.9 million in the second quarter of 2002 decreased by 13% compared to interest expense of $5.6 million in the second quarter of the prior year due to lower interest rates. Other income (expense) -- net was $3.5 million expense in the second quarter of 2002, primarily relating to the $2.9 million investment write-off of Avantrust, LLC, (see Note 8 to the Consolidated Financial Statements) and was income of $34.8 million in the second quarter of 2001, including the $36.4 million gain on the sale of the Receivable Management Services business.

    Year-to-date non-operating expense -- net was $12.4 million compared with non-operating income of $24.6 million in the same period of 2001, which included the gain on the sale of Receivable Management Services mentioned above, of $36.4 million. Interest income was $1.3 million compared with $2.3 million during the first half of 2001. Interest expense of $9.9 million in the first six months of 2002, compares to financing costs of $12.2 million in the same period of 2001 (including $6.8 million of interest expense and $5.4 million of minority interest expense) due to lower interest rates, resulting from the exchange of minority interest financing with long-term debt in the first quarter of 2001. Other income (expense) -- net was $3.8 million expense in the first half of 2002, which includes the Avantrust, LLC write-off described above, and was income of $34.5 million in 2001, including the gain on the sale of the Receivable Management Services business as stated above.

    D&B's effective tax rate was 49.2% in the second quarter of 2002 compared with 38.8% in the second quarter of 2001. The difference is largely attributable to the 24% tax rate applied to the gain on the sale of the Receivable Management Services business in 2001. In both the second quarters of 2002 and 2001, the Company's effective tax rate is negatively impacted by the non-deductibility in some countries of certain items included within the restructuring charge and shown in the tables on page 16. The underlying rate, which excludes the tax impact of the items noted above, was 38.0% in the second quarter of 2002 and 39.5% in the same period in 2001. The underlying tax rate has declined as a result of better global tax planning as well as improvements in tax planning at the state and local level.

    On a year-to-date basis, the effective rate was 41.1% in 2002 compared to 39.1% in the first half of 2001, due to the factors noted above. The underlying rate in the first six months of 2002 was 38.0% and was 39.5% in the first six months of 2001. As noted above, the underlying tax rate has declined as a result of better global tax planning as well as improvements in tax planning at the state and local level.

    D&B recognized $1.2 million and $1.1 million as equity in net losses of affiliates for the quarters ended June 30, 2002 and 2001, respectively. For the first half of 2002, the Company recognized $1.7 million as equity in net losses of affiliates, compared to $1.8 million for the first half of 2001. These losses result from the Company's investment in Avantrust, LLC, which the company exited during the second quarter of 2002 (see Note 8 to the Consolidated Financial Statements).

    In light of revised expectations for future capital market returns, the Company is considering lowering the assumed return on plan assets that is used in the calculation of its net periodic pension income. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company currently uses a rate of 9.75%. The Company has not made a decision regarding the extent of any such adjustment. However, by way of example, each downward adjustment of a 1/4 percentage point would result in a decrease in pension income of approximately $3.5 million pre-tax per year.


Segment Results (see Note 10 to the Consolidated Financial Statements)


North America

    North America's reported revenues of $215.5 million in the second quarter of 2002, declined 1% from the second quarter of 2001 of $217.9 million, which included $10.0 million of revenues from the divested Receivable Management Services business. North America's core revenues were $215.5 million in the second quarter of 2002, up 4% from the second quarter of 2001. In comparing second quarter 2002 and second quarter 2001 core revenues, North America's revenues from Risk Management Solutions increased 2% to $150.5 million, revenues from Sales & Marketing Solutions increased 8% to $59.8 million, and revenues from Supply Management Solutions decreased 2% to $5.2 million. The increase in revenues in Risk Management Solutions reflected a 10% increase in revenues for value-added products and a 1% increase in traditional products. The 8% increase in revenues from Sales & Marketing Solutions was driven by growth in value-added marketing products and last year's acquisitions of iMarket and Harris Infosource (the combined acquisitions contributed $2.5 million, or approximately half of the growth).

    North America's first half 2002 reported revenues of $459.8 million declined 4% from the first half of 2001 of $481.2 million, which included revenues of $38.5 million from the divested Receivable Management Services business. For the first half of 2002, North America's core revenue was $459.8 million, up 4% from the same period in the prior year. Compared to prior year, North America's revenues from Risk Management Solutions of $310.0 million were flat, revenues from Sales & Marketing Solutions increased 13% to $138.8 million, and revenues from Supply Management Solutions of $11.0 million were down 1%. The flat revenue performance in Risk Management Solutions is the result of a 6% increase in value-added products, offset by a 1% decline in traditional products. The 13% increase in revenues from Sales & Marketing Solutions benefited from last year's acquisitions of iMarket and Harris Infosource, which together contributed approximately half of the growth.

    North America's operating income in the second quarter of 2002 was $66.3 million, up 5% from $63.3 million in the second quarter of 2001. For the first half, operating income was $151.1 million, up 2% from $148.1 million for the same period in the prior year. North America's operating income growth reflects the Company's financial flexibility initiatives and favorable revenue results, offset by investments in the business and the loss of operating income from the Receivable Management Services business sold in the second quarter of 2001.

Europe

    Europe's reported revenues of $81.2 million in the second quarter of 2002 declined 7% from the second quarter of 2001 of $87.7 million, which included revenues of $7.7 million from the divested Receivable Management Services business. Europe's core revenues were $81.2 million in the second quarter of 2002, up 1% from the second quarter 2001 both before and after the effect of foreign exchange, reflecting a weak economy and the transformation to a "One Europe" business model. Before the effect of foreign exchange, Europe would have reported in the second quarter of 2002 a decrease in revenues from Risk Management Solutions of 3%, reflecting declines in both traditional and value-added products, flat revenues from Sales & Marketing Solutions, primarily affected by the economy, and a significant increase in revenues from Supply Management Solutions on a relatively small base, which was aided by investments made in the second half of 2001 to drive growth in this product line.

    Europe's first half 2002 reported revenues of $147.7 million declined 12% from the first half of 2001 of $168.0 million, which included revenues of $17.4 million from the divested Receivable Management Services business. Europe's first-half core revenue was $147.7 million, down 1% from the prior year before the impact of foreign exchange and down 2% from the prior year after the effect of foreign exchange, reflecting the weak economy and the "One Europe" business transformation mentioned above. Before the effect of foreign exchange, Europe would have reported in the first half of 2002 a decrease in revenues from Risk Management Solutions of 2%, a decrease in Sales & Marketing Solutions of 6%, and a substantial increase from Supply Management Solutions on a relatively small base as mentioned above.

    Europe reported an operating income of $10.8 million in the second quarter of 2002, more than double the $5.2 million reported in the second quarter of 2001. For the first half of 2002, operating income was $6.7 million, compared with a loss of $2.2 million in 2001. The Company's financial flexibility initiatives, including a reorganization in the management of Europe from 19 separate country operations to a "One Europe" business model, continued to contribute to the improvement in European operating income results.

APLA
         APLA's reported revenues of $8.5 million in the second quarter of 2002 declined 44% from the second quarter of 2001 of $15.1 million, which included revenues of $7.5 million from Receivable Management Services and other divested businesses. The reported revenues in the second quarter of 2001 include the revenues of the Receivable Management Services business and Australia/New Zealand operation, as well as revenues related to other business model changes in the region. APLA's core revenues were $8.5 million in the second quarter of 2002, an 11% increase over the second quarter of 2001. Before the effect of foreign exchange, core revenues would have increased 16%, reflecting solid performance across most markets and favorable timing of certain customer work this year versus last year, as well as a one-time project. Before the effect of foreign exchange, APLA's revenues from Risk Management Solutions increased 25%, driven by strong growth in value-added products, and revenues from Sales & Marketing Solutions decreased 7% as a result of a decline in traditional products, partially offset by the strong performance of value-added products.

APLA's first half 2002 reported revenues of $16.2 million declined 44% from the first half of 2001 of $29.1 million, which included revenues of $14.6 million from Receivable Management Services and other divested businesses. First-half core revenue for APLA was $16.2 million, a 12% increase over the first half of 2001 and a 16% increase before the impact of foreign exchange. Excluding the impact of foreign exchange for the first half of 2002, APLA's revenues from Risk Management Solutions increased 18% and revenues from Sales & Marketing Solutions increased 11% driven by strong performance of value-added products.

    APLA reported an operating income of $2.3 million in the second quarter of 2002, more than double the $1.0 million reported in the second quarter of 2001. For the first half of 2002, operating income for APLA was $1.6 million, compared to a loss of $2.3 million in the first half of 2001. The improvement in APLA's results reflects the benefit of the business model changes and the Company's on-going financial flexibility initiatives.

Recent Accounting Pronouncements

    As of January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Rather, the Company's goodwill is subject to periodic testing for impairment at the reporting unit level. D&B considers its operating segments, North America, Europe and APLA, as its reporting units under the definitions of SFAS No. 142 for consideration of potential impairment of intangible and goodwill balances. The Company performed the impairment test required by the new standard on the recorded balance of goodwill as of December 31, 2001, in the amount of $139.6 million and determined that no charge for impairment was required.

    The adoption of SFAS No. 142 resulted in a $1.3 million reduction in amortization expense in the second quarter of 2002 compared to the same period in 2001. For the first half of 2002, the reduction was $2.6 million compared to the first half of 2001. The full year impact in 2002 is expected to be a reduction of $5.3 million in amortization expense.

    The pro forma impact of this accounting policy change is outlined in the table below:


Dollar amounts in millions, except           Three Months Ended            Six Months Ended
per share data                                     June 30,                     June 30,
                                          --------------------------    -------------------------
                                             2002           2001          2002           2001
                                          -----------    -----------    ----------     ----------
Reported Net Income                           $ 10.2          $36.7         $45.8         $ 67.6

Add Back:  Goodwill Amortization                   -            1.3             -            2.6
                                          -----------    -----------    ----------     ----------
Adjusted Net Income                           $ 10.2          $38.0         $45.8          $70.2
                                          ===========    ===========    ==========     ==========


Basic EPS:
              Reported Net Income             $ 0.14         $ 0.46        $ 0.61         $ 0.84

              Add Back:  Goodwill
              Amortization                         -           0.02             -           0.04
                                          -----------    -----------    ----------     ----------
              Adjusted Net Income             $ 0.14         $ 0.48        $ 0.61         $ 0.88
                                          ===========    ===========    ==========     ==========

Diluted EPS:
              Reported Net Income             $ 0.13         $ 0.44        $ 0.59          $0.82
              Add Back:  Goodwill
              Amortization                         -           0.02             -           0.04
                                          -----------    -----------    ----------     ----------
              Adjusted Net Income             $ 0.13         $ 0.46        $ 0.59         $ 0.86
                                          ===========    ===========    ==========     ==========

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

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets. As discussed in Note 3 - Impact of Implementation of the "Blueprint for Growth" Strategy - during the second quarter of 2002, the Company incurred impairment losses of $10.6 million related to assets being sold or abandoned during the quarter as a result of actions taken under its financial flexibility program.

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

   At June 30, 2002, cash and cash equivalents totaled $147.1 million, a slight increase from $145.3 million at December 31, 2001. This was driven primarily by the $105.1 million of cash provided from operations and the $21.5 million of proceeds of the sales of the Murray Hill, New Jersey building and the Berkeley Heights, New Jersey building and its related assets. These sources of cash were offset by the $111.3 million used for share repurchases in the first half of 2002, and $21.1 million of investments in capital expenditures and capitalized software.

   Cash provided by operating activities

    Net cash provided by operating activities in the first half of 2002 was $105.1 million, while operating activities in the first half of 2001 provided net cash of $154.7 million. Compared to the first half of last year, cash flows from operating activities were $49.6 million lower. This was primarily due to the $35.4 million of proceeds received in 2001 related to contracts to provide the buyers of Receivable Management Services with credit information products over 5 years, which was recorded in deferred revenue. The remaining difference is mostly due to a change in the core business product mix away from Risk Management Solutions which largely consist of annual subscriptions. This shift has resulted in less of an increase this year versus last year in unearned subscription income. During the first six months of 2002, D&B made payments of $16.1 million related to restructuring actions under the Blueprint for Growth compared to $19.6 million for the first six month of 2001.

Cash used in investing activities

    Net cash used in investing activities totaled $2.0 million in the first six months of 2002, compared with net cash provided by investing activities of $27.5 million in the first half of 2001. During the first half of 2002, cash of $21.5 million was provided by the sale in the second quarter of the two New Jersey buildings and the related assets as mentioned above, compared with the first half of 2001, when cash provided from the sale of the Receivable Management Services business of $76.4 million was only partially offset by the acquisition of iMarket in the second quarter for $16.6 million. Investment in capital expenditures and capitalized software was $21.1 million in the first half of 2002 versus $27.2 million in the same period of 2001, as the Company has reallocated a portion of its spending to investments treated as period costs. Investments in Unconsolidated Affiliates were $.9 million in 2002, compared with $8.9 million in 2001 when the Company made investments in Avantrust, LLC, its joint venture with AIG that it exited during the second quarter of 2002.

Cash used in financing activities

    Net cash used in financing activities was $103.0 million in the first half of 2002, compared with net cash used in financing activities of $67.4 million during 2001.

    In January 2002, the Company acquired 2.5 million shares in a privately-negotiated block trade for $85.1 million, funded with cash on hand and short-term commercial paper borrowings. At June 30, 2002, the Company had no commercial paper borrowings outstanding.

    D&B repurchased 670,700 shares of common stock for $26.2 million in the first half of 2002 to mitigate the dilutive effect of shares issued under stock incentive plans and in connection with its Employee Stock Purchase Plan. Net proceeds from D&B stock plans totaled $7.8 million in the first six months of 2002.

    During the first half of 2001, D&B repurchased 947,500 shares of common stock for $25.3 million to mitigate the dilutive effect of shares issued under stock incentive plans and in connection with the D&B Employee Stock Purchase Plan. D&B received proceeds in connection with its stock plans of $10.9 million in the first half of 2001. In addition, the Company repurchased 47,000 shares for $1.2 million during the second quarter of 2001 in connection with a special repurchase program authorized by its Board of Directors in May of 2001.

    There was no change in long-term borrowings in the first half of 2002. In the first quarter of 2001, the Company issued $300 million in principal of notes. The cash proceeds from the issuance of these notes were used to repay a $300 million obligation resulting from the purchase of an unrelated partner's interest in a limited partnership. In addition, during the first quarter of 2001, the Company repaid $49.5 million of short-term commercial paper borrowings, and at June 30, 2001 had no commercial paper borrowings outstanding.

     In September 2001, D&B renewed its $175 million 364-day revolving credit facility, which expires in September 2002. The Company also has an additional $175 million term revolving credit facility expiring in September 2005. Under these facilities, D&B has the ability to borrow at prevailing short-term interest rates. D&B has not drawn on these facilities since their inception and has no borrowings outstanding under these facilities at June 30, 2002. The Company intends to renew its 364-day facility on or before its expiration in September 2002 for $100 million, because it believes that cash flows generated from its operations, supplemented as needed with its readily available financing arrangements, are sufficient to meet its short-term and long-term needs.

Subsequent Developments

     Data House Acquisition

     In August 2002, the Company acquired Data House, an Italian provider of real estate information that is used in Italy by banks, notaries, real estate agencies and corporations for $22 million from Seat Pagine Gialle S.p.A.. The acquisition will enhance the Company's current business by positioning the Company for growth in serving the Italian banking sector. The acquisition will be funded by cash on hand.

     Sarbanes-Oxley Act of 2002

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Act") was enacted into law. The Act contains, among other things, a requirement for audit committees to pre-approve non-audit services provided by a company's independent accountants, and to disclose to shareholders such approvals in periodic SEC reports. The Act requires the Securities and Exchange Commission to issue regulations to carry out these and other related provisions of the Act. The Audit Committee of the Company's Board of Directors had previously adopted a policy limiting the use of the Company's independent accountants, PricewaterhouseCoopers LLP ("PwC"), for non-audit services. Under this policy, management is authorized to use PwC for the "permitted services" described below, provided the aggregate fees for such permitted services in any calendar year does not exceed three times the annual audit fees. Under the policy, any non-audit projects above the foregoing fee cap would require the prior approval of the Audit Committee. The policy defines "permitted services" as: (a) tax services; (b) accounting and internal controls consultation; (c) audits to support SEC filings; (d) pension plan and related audits; and (e) other projects where PwC's knowledge of the Company will facilitate the cost-effective delivery of the required services. The policy is subject to an overriding mandate that all usage of PwC is subject to compliance with rules and regulations regarding auditor independence.

The Company is assessing the impact of the various aspects of the Act on its operations and periodic reporting responsibilities and intends to fully comply with all requirements in a timely manner.

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



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation's 2001 Consolidated Financial Statements included in its Annual Report on Form 10-K provide a more detailed discussion of the market risks affecting operations. As of June 30, 2002, no material change had occurred in the Company's market risks, as compared to the disclosure in the Form 10-K for the year ending December 31, 2001.



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is included in Note 7 - Contingencies on Pages 10-14 in Part I, Item 1 of this Form 10-Q.



Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

(10.1) Technology Services Agreement between Dun & Bradstreet, Inc. and Computer Sciences Corporation, dated June 27, 2002.

(10.2) Employment Agreement dated July 8, 2002, by and between Steven W. Alesio and The Dun & Bradstreet Corporation.

(b)  Reports on Form 8-K: No current reports filed during this quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE DUN & BRADSTREET CORPORATION


Date: August 13, 2002         By:     /s/ SARA MATHEW
                              --------------------------------------------------
                               Sara Mathew
                               Senior Vice President and Chief Financial Officer



Date: August 13, 2002         By:     /s/ MARY JANE RAYMOND
                              --------------------------------------------------
                               Mary Jane Raymond
                               Vice President and Corporate Controller