Form 10-Q
period 2002-09-30
DUN & BRADSTREET CORP/NW
filed 2002-11-06
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------         ------------------

                        Commission file number 001-15967


                        THE DUN & BRADSTREET CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                               22-3725387
-----------------------------------    ----------------------------------------
-----------------------------------    ----------------------------------------
    (State of Incorporation)            (I.R.S. Employer Identification No.)

  One Diamond Hill Road, Murray Hill, NJ                    07974
---------------------------------------------    -----------------------------
---------------------------------------------    -----------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code              (908) 665-5000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Title of Class                                    Shares Outstanding
       --------------                                   at September 30, 2002
        Common Stock,                                   --------------------
     par value $.01 per share                                74,324,393


                                     THE DUN & BRADSTREET CORPORATION

                                            INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                                                   PAGE
-----------------------------                                                                   ----

Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three and Nine Months Ended September 30, 2002 and 2001                                    3

Consolidated Balance Sheets (Unaudited)
      September 30, 2002 and December 31, 2001                                                   4

Consolidated Statements of Cash Flows (Unaudited)
      Nine Months Ended September 30, 2002 and 2001                                              5

Notes to Consolidated Financial Statements (Unaudited)                                          6-17

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                18-32

Item 3. Quantitative and Qualitative Disclosures About Market Risk                               32

Item. 4. Controls and Procedures                                                                 32

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                        33

Item 6. Exhibits and Reports on Form 8-K                                                         33

SIGNATURES                                                                                     34-36
----------

The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)



                                                                     Quarter Ended                    Year-to-Date
                                                                     September 30,                    September 30,
                                                             ------------------------------   ------------------------------
Amounts in millions, except per share data                            2002            2001            2002             2001
---------------------------------------------------------    --------------  --------------   -------------   --------------
Revenue                                                            $ 297.2         $ 290.5         $ 920.9          $ 968.8
---------------------------------------------------------    --------------  --------------   -------------   --------------
Operating Costs:
      Operating Expenses                                             100.3            97.4           311.3            344.7
      Selling and Administrative Expenses                            118.9           116.2           368.4            387.5
      Depreciation and Amortization                                   20.9            23.3            60.3             71.9
      Restructuring Expense - Net                                        -               -            30.9             28.8
      Reorganization Costs                                               -               -               -             (7.0)
---------------------------------------------------------    --------------  --------------   -------------   --------------
Operating Costs                                                      240.1           236.9           770.9            825.9
---------------------------------------------------------    --------------  --------------   -------------   --------------
Operating Income                                                      57.1            53.6           150.0            142.9
---------------------------------------------------------    --------------  --------------   -------------   --------------
Non-Operating Income (Expense) - Net:
      Interest Income                                                  0.7             2.0             2.0              4.3
      Interest Expense                                                (4.9)           (5.1)          (14.8)           (11.9)
      Minority Interest Expense                                          -               -               -             (5.4)
      Other Income (Expense) - Net                                     1.8            (0.5)           (2.0)            34.0
---------------------------------------------------------    --------------  --------------   -------------   --------------
Non-Operating Income (Expense) - Net                                  (2.4)           (3.6)          (14.8)            21.0
---------------------------------------------------------    --------------  --------------   -------------   --------------
Income before Provision for Income Taxes                              54.7            50.0           135.2            163.9
Provision for Income Taxes                                            21.5            19.4            54.5             63.9
Equity in Net Losses of Affiliates                                       -            (1.5)           (1.7)            (3.3)
---------------------------------------------------------    --------------  --------------   -------------   --------------
Net Income                                                          $ 33.2          $ 29.1          $ 79.0           $ 96.7
---------------------------------------------------------    --------------  --------------   -------------   --------------

Basic Earnings per Share of Common Stock                            $ 0.45          $ 0.37          $ 1.06           $ 1.21
---------------------------------------------------------    --------------  --------------   -------------   --------------

Diluted Earnings per Share of Common Stock                          $ 0.43          $ 0.36          $ 1.03           $ 1.18
---------------------------------------------------------    --------------  --------------   -------------   --------------

Weighted Average Number of Shares Outstanding:
      Basic                                                           74.3            79.4            74.6             80.0
---------------------------------------------------------    --------------  --------------   -------------   --------------

      Diluted                                                         76.5            81.8            77.0             82.1
---------------------------------------------------------    --------------  --------------   -------------   --------------


The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                                         September 30,       December 31,
Dollar amounts in millions, except per share data                                                 2002               2001
--------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
Cash and Cash Equivalents                                                                      $ 136.0            $ 145.3
Accounts Receivable---Net of Allowance of $21.7 at September 30, 2002 and                        279.2              317.8
      $21.0 at December 31, 2001
Other Current Assets                                                                              95.4              117.1
                    Total Current Assets                                                         510.6              580.2

Non-Current Assets
Property, Plant and Equipment, Net                                                               143.4              158.0
Prepaid Pension Costs                                                                            380.3              333.7
Computer Software, Net                                                                            77.0              103.6
Goodwill, Net                                                                                    173.2              139.6
Other Non-Current Assets                                                                          96.1              116.1
                    Total Non-Current Assets                                                     870.0              851.0
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                 $ 1,380.6          $ 1,431.2
--------------------------------------------------------------------------------------------------------------------------
Current Liabilities
Notes Payable                                                                                    $ 0.1                $ -
Other Accrued and Current Liabilities                                                            324.3              332.7
Unearned Subscription Income                                                                     330.7              330.0
                    Total Current Liabilities                                                    655.1              662.7

Pension and Postretirement Benefits                                                              382.8              377.3
Long-Term Debt                                                                                   299.9              299.6
Other Non-Current Liabilities                                                                     77.3              111.2

Contingencies (Note 7)

Minority Interest                                                                                    -                1.3

Shareholders' Equity
Preferred Stock, $.01 par value per share, authorized---10,000,000 shares;
     --- outstanding---none
Series Common Stock,  $.01 par value per share, authorized---10,000,000 shares;
     --- outstanding---none
Common Stock, $.01 par value per share, authorized---200,000,000 and                               0.8                0.8
     400,000,000 shares for 2002 and 2001 respectively---issued---81,945,520
Unearned Compensation Restricted Stock                                                            (0.9)              (1.8)
Capital Surplus                                                                                  219.6              227.3
Retained Earnings                                                                                241.1              162.3
Treasury Stock, at cost, 7,621,127 shares at September 30, 2002                                 (241.1)            (148.7)
     and 5,067,235 shares at December 31, 2001 respectively
Cumulative Translation Adjustment                                                               (198.4)            (205.2)
Minimum Pension Liability                                                                        (55.6)             (55.6)
--------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                       (34.5)             (20.9)
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                                   $ 1,380.6          $ 1,431.2
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30,

Dollar amounts in millions                                                      2002               2001
------------------------------------------------------------------------  ----------------    ---------------
Cash Flows from Operating Activities:
 Net Income                                                                        $ 79.0             $ 96.7

Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                                        60.3               71.9
Gain from Sales of Businesses                                                        (2.6)             (43.0)
Equity Losses in Excess of Dividends Received from Affiliates                         1.7                3.3
Restructuring Expense - Net and Other Asset Impairments                              30.9               34.9
Decrease in Accounts Receivable                                                      51.7               58.9
Net Decrease in Other Current Assets                                                  3.1               13.0
Deferred Revenue from RMS Agreement                                                  (5.3)              32.3
Deferred Income Taxes                                                               (13.1)              (1.8)
Accrued Income Taxes - Net                                                           48.1               19.3
Net Increase in Long-Term Liabilities                                                 4.3                1.3
Increase in Other Long-Term Assets                                                  (37.5)             (34.9)
Net (Decrease) Increase in Unearned Subscription Income                              (9.1)               3.0
Net Decrease in Other Accrued and Current Liabilities                               (84.9)             (73.5)
Other                                                                                 7.1                6.8
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities:                                          133.7              188.2
-------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Proceeds from Sales of Real Estate                                                   21.5                  -
Proceeds from Sales of Businesses                                                     1.3               88.1
Payments for Acquisitions of Businesses, Net of Cash Acquired                       (21.2)             (16.6)
Capital Expenditures                                                                 (8.2)             (11.8)
Additions to Computer Software and Other Intangibles                                (25.7)             (26.6)
Investments in Unconsolidated Affiliates                                             (0.9)              (8.9)
Other                                                                                (8.4)               5.7
-------------------------------------------------------------------------------------------------------------
 Net Cash (Used in) Provided by Investing Activities                                (41.6)              29.9
-------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payments for Purchase of Treasury Shares                                           (114.2)             (84.2)
Net Proceeds from Stock Plans                                                        10.0               16.2
Decrease in Commercial Paper Borrowings                                                 -              (49.5)
Repayment of Minority Interest Obligations                                              -             (300.0)
Increase in Long-Term Borrowings                                                        -              299.6
Other                                                                                 0.8               (0.9)
-------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Financing Activities                                            (103.4)            (118.8)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                          2.0                1.4
-------------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                                     (9.3)             100.7
Cash and Cash Equivalents, Beginning                                                145.3               70.1
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End                                                    $ 136.0            $ 170.8
-------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow information:
Cash Paid Year to Date for:
Income Taxes, Net of Refunds                                                       $ 22.2             $ 38.7
Interest and Minority Interest Expense                                             $ 18.3             $ 16.3

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

      These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation's ("D&B" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. In the Supplemental Disclosure of Cash Flow Information reported in the Company's Form 10-Q for the quarter ended March 31, 2002, cash paid year-to-date 2002 for the Interest and Minority Interest Expense was presented as $4.0 million and should have been $9.2 million.


Note 2 - Recent Accounting Pronouncements

    Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Rather, the Company's goodwill is subject to periodic testing for impairment at the reporting unit level. D&B considers its operating segments, North America, Europe/Africa/Middle East ("Europe") and Asia Pacific/Latin America ("APLA"), as its reporting units under the definitions of SFAS No. 142 for consideration of potential impairment of intangible and goodwill balances. The Company performed the impairment test required by the new standard on the recorded balance of goodwill as of December 31, 2001, in the amount of $139.6 million and determined that no charge for impairment was required.


    The adoption of SFAS No. 142 resulted in a $1.3 million reduction in amortization expense in the third quarter of 2002 compared with the same period in 2001, of which approximately $0.4 million is attributable to North America and $0.9 million attributable to Europe. For the first nine months of 2002, the reduction was $3.9 million compared with the first nine months of 2001. The full-year impact in 2002 is expected to be a reduction of $5.3 million in amortization expense.


    The pro forma impact of this accounting policy change is outlined in the table below:

                                             Three Months Ended            Nine Months Ended
Dollar amounts in millions, except              September 30,                September 30,
per share data
                                          --------------------------    -------------------------
                                             2002           2001          2002           2001
                                          -----------    -----------    ----------     ----------
Reported Net Income                           $ 33.2          $29.1         $79.0         $ 96.7

Add Back:  Goodwill Amortization                   -            1.3             -            3.9
                                          -----------    -----------    ----------     ----------
Adjusted Net Income                           $ 33.2          $30.4         $79.0         $100.6
                                          ===========    ===========    ==========     ==========

Basic EPS:
              Reported Basic EPS              $ 0.45         $ 0.37        $ 1.06         $ 1.21
              Add Back:  Goodwill
              Amortization                         -           0.02             -           0.05
                                          -----------    -----------    ----------     ----------
              Adjusted Basic EPS              $ 0.45         $ 0.39        $ 1.06         $ 1.26
                                          ===========    ===========    ==========     ==========

Diluted EPS:
              Reported Diluted EPS             $0.43         $ 0.36        $ 1.03          $1.18
              Add Back:  Goodwill
              Amortization                         -           0.02             -           0.05
                                          -----------    -----------    ----------     ----------
              Adjusted Diluted EPS            $ 0.43         $ 0.38        $ 1.03         $ 1.23
                                          ===========    ===========    ==========     ==========


    SFAS No. 142 also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to 40 years. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." Other intangible assets of $9.2 million at December 31, 2001, that continue to be amortized, have been reclassified on the Balance Sheet and are now included in Other Non-Current Assets.


     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets. As discussed in Note 3 - Impact of Implementation of the "Blueprint for Growth" Strategy, during the second quarter of 2002, the Company incurred impairment losses of $10.6 million related to assets being sold or abandoned during the quarter as a result of actions taken under its financial flexibility program.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146")." SFAS No.146 addresses financial accounting and reporting for costs associated with restructuring activities, including severance and lease termination obligations. It nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)" ("EITF Issue 94-3"). The principal difference between SFAS No.146 and EITF Issue 94-3 is in the timing of liability recognition. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, be recognized when the liability is incurred, rather than at the date of a company's commitment to an exit plan. SFAS No.146 is effective for exit or disposal activities after December 31, 2002. Adoption of SFAS No.146 by D&B may result in expense recognition over a period of time rather than at one time if D&B undertakes restructuring activities after December 31, 2002.




Note 3 - Impact of Implementation of the "Blueprint for Growth" Strategy

"Blueprint for Growth" Strategy


    In October 2000, D&B announced a new business strategy, the Blueprint for Growth, designed to transform D&B into a growth company with an important presence on the web, while also delivering shareholder value during the transformation. The implementation of the Blueprint for Growth requires significant investments. These investments include leveraging the Company's brand through advertising, enhancing the current business by expanding and improving the Company's database, reinvigorating current products, creating new value added products and solutions, further developing the B2B e-business, and building a winning culture by strengthening our leadership and continuing to promote and add leaders.

    To fund these and other investments, D&B has identified, and will continue to identify opportunities to reallocate and in some cases reduce spending in certain areas with the objective of investing for growth and delivering shareholder value. D&B also reviewed its non-core businesses and assets with a view to converting them into cash.

Restructuring/Financial Flexibility Program



     In April 2002, the Company announced the third phase of its financial flexibility program. To create a more efficient business model, the Company intends to continue consolidating functions and streamlining processes, automating data collection and fulfillment functions, migrating revenue to the web, and outsourcing select activities. As shown in the table below, during the second quarter of 2002, the Company incurred a pre-tax restructuring charge of $30.9 million in connection with these actions. The charge included $18.6 million for severance, $10.6 million for the write-off of assets that were sold or abandoned (including $9.7 million resulting from the outsourcing action discussed below), and $1.7 million for lease termination obligations.

        As part of this third phase of the financial flexibility program, the Company outsourced certain technology functions to Computer Sciences Corporation ("CSC"). Under the terms of the agreement, approximately 400 D&B employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC. In addition, as part of the agreement, CSC acquired the Company's data center and print mail facility located in Berkeley Heights, New Jersey, and related assets for $10 million, which management considered the fair value for the assets. This resulted in the $9.7 million impairment loss noted above.

        The first phase of the financial flexibility program began in the fourth quarter of 2000, and the second phase began in the second quarter of 2001. For the first phase of the program, the Company recorded a pre-tax restructuring charge of $41.5 million in the fourth quarter of 2000 to globalize administrative functions, streamline data collection and fulfillment, rationalize sales and marketing functions and consolidate and simplify technology functions. During the second quarter of 2001, the Company reversed $4.0 million of the 2000 restructuring charge to reflect the Company's subsequent determination that severance for approximately 50 employees would not be utilized and that its estimate of its remaining lease termination liabilities would be lower than originally estimated. In the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $32.8 million to reengineer administrative functions and institute common business practices worldwide for the second phase of the financial flexibility program.

        As of September 30, 2002, D&B has terminated approximately 2,200 of the employees affected under all three phases of the financial flexibility program, including the approximately 400 employees who were transitioned to CSC, as mentioned above. By June 30, 2003, approximately 600 additional employees worldwide will be terminated in connection with the third phase. The Company lowered its estimate of the number of employees to be terminated under the third phase by 100. This will bring the total number of employees reduced from the core business as a result of the three phases of this program since its inception in October 2000, to approximately 2,800, reflecting the elimination of 3,100 positions (including 300 open positions).


 The restructuring reserves and utilization to date were as follows:

                                  ---------------------------------------
(amounts in millions)             Original       2002       Balance at
                                  Charge in    Payments/    9/30/2002
                                  Q2 2002      Write-Offs
                                  ---------------------------------------
2002 Restructuring Charge for:

Severance and Termination              $ 18.6    $ (3.6)     $15.0
Asset Write-Offs                         10.6     (10.6)      -
Lease Termination Obligations             1.7      (0.1)      1.6
                                  ---------------------------------------
                                       $ 30.9    $(14.3)    $16.6
                                  ---------------------------------------

                                  --------------------------------------------------
(amounts in millions)             Original   Balance at       2002     Balance at
                                  Charge     12/31/2001   Payments     9/30/2002
                                  --------------------------------------------------
2001 Restructuring Charge for:
Severance and Termination         $20.7      $19.2        $(16.8)      $2.4
Asset Write-Offs                    8.9        -            -            -
Lease Termination Obligations       3.2        1.6          (.4)        1.2
                                  --------------------------------------------------
                                  $32.8      $20.8        $(17.2)      $3.6
                                  --------------------------------------------------

2000 Restructuring Charge for:
Severance and Termination         $28.2      $4.4         $(3.2)       $1.2
Asset Write-Offs                    4.5        -            -            -
Lease Termination Obligations       8.8       4.0          (.8)         3.2
                                  --------------------------------------------------
                                  $41.5      $8.4         $(4.0)       $4.4
                                  --------------------------------------------------

    The Company completed all the actions contemplated under the first phase of its financial flexibility program as of the end of 2001 and completed the remainder of the actions under the second phase as of June 30, 2002. The remaining reserves for the 2001 and 2000 restructuring charges relate to future severance payments for actions already taken for ongoing lease termination obligations to be paid in the future.




Note 4 - Notes Payable and Indebtedness

    D&B's $175 million 364-day revolving credit facility expired in September 2002. The Company renewed this facility in September 2002 for $100 million. The Company also has an additional $175 million term revolving credit facility expiring in September 2005. Under these facilities, D&B has the ability to borrow at prevailing short-term interest rates. D&B has not drawn on these facilities since their inception and has no borrowings outstanding under these facilities at September 30, 2002. The Company decided to renew its 364-day facility at a lower level because it believed that cash flows generated from its operations, supplemented as needed with its readily available financing arrangements, are sufficient to meet its short-term and long-term needs.

    The Company's borrowings at September 30, 2002 and December 31, 2001, including interest rate swaps designated as hedges, are summarized below:

    (amounts in millions)                                 2002           2001
                                                        --------       -------

Fair Value Of Long-Term Fixed Rate Notes                    $304.9  $   297.3
Fair Value Of Interest-Rate Swaps                            (5.0)        2.3
                                                             -----  ---------
     Long Term Debt                                         $299.9  $   299.6
                                                            ======  =========


Note 5 - Reconciliation of Weighted Average Shares

                                                                     Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
(share data in thousands)                                                 2002          2001         2002             2001
                                                                          ----          ----         ----             ----
Weighted average number of shares-basic                                 74,295        79,430          74,559        79,980
Dilutive effect of shares issuable under stock options,
   restricted stock and performance share plans                          2,188         2,216           2,412         1,934

Adjustment of shares applicable to stock options exercised
   during the period and performance share plans                            57           134              62          147
                                                                            --           ---              --          ---
Weighted average number of shares-diluted                               76,540        81,780          77,033        82,061
                                                                        ======        ======          ======        ======

         During the third quarter of 2002, the Company repurchased 85,400 shares for $3.0 million to mitigate the dilutive effect of the shares issued under the Company's stock incentive plans and its Employee Stock Purchase Plan. During the first nine months of 2002, D&B repurchased 756,100 shares for $29.1 million for this purpose. Also, during the first quarter of 2002, the Company repurchased
2.5 million shares at the market price of $85.1 million, in a privately negotiated block trade.


    Options to purchase 1,600,974 and 166,084 shares of common stock at September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock. The Company's options generally expire 10 years after the grant date.

Note 6 - Comprehensive Income


The Company's total comprehensive income, which includes net income and other gains and losses that affect shareholders' equity, was as follows, for the three-month and nine-month periods ended September 30:


                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                ------------------------    ---------------------
(amounts in millions)
                                                   2002        2001         2002        2001
                                                   ----        ----         ----        ----
Net Income                                        $33.2        $29.1       $79.0        $96.7
Other Comprehensive Income (Loss)
   Foreign Currency Translation Adjustment         4.2          0.6         6.8         (2.8)
   Unrealized Losses On Investments                   -            -        (0.2)       (0.1)
                                                  ------      ------        -----       -----
Total Comprehensive Income                        $37.4       $29.7        $ 85.6      $93.8
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

     Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending tax and legal proceedings, claims and litigation will not have a material effect on the Company's results of operations, cash flows or financial position, with the possible exception of the matters described below.


     In order to understand the Company's exposure to the potential liabilities described below, it is important to understand the relationship between the Company and Moody's Corporation ("Moody's"), and the Company and its predecessors and other parties that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

     In November 1996, the company then known as The Dun & Bradstreet Corporation separated through a spin-off into three separate public companies, The Dun & Bradstreet Corporation, ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant") (the "1996 Distribution"). In June 1998, The Dun & Bradstreet Corporation separated through a spin-off into two separate public companies, The Dun & Bradstreet Corporation and R.H. Donnelley Corporation ("Donnelley") (the "1998 Distribution"). During 1998, Cognizant separated through a spin-off into two separate public companies, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR"). In September 2000, The Dun & Bradstreet Corporation ("Old D&B") separated through a spin-off into two separate public companies, the Company and Moody's (the "2000 Distribution".)


                                   Tax Matters

     Old D&B and its predecessors had entered into global tax planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. The status of Internal Revenue Service ("IRS") reviews of these initiatives is summarized below.


     Pursuant to a series of agreements, between themselves, IMS and NMR are jointly and severally liable to pay one-half, and the Company and Moody's are jointly and severally liable to pay the other half, of any payments for taxes and accrued interest resulting from unfavorable IRS rulings on certain tax matters (excluding the matter described below as "Amortization Expense Deductions," for which the Company and Moody's are solely responsible) and certain other potential tax liabilities after the Company and/or Moody's pays the first $137 million, which amount was paid in connection with the matter described below as "Utilization of Capital Losses."


     In connection with the 2000 Distribution and pursuant to the terms of the related Distribution Agreement, the Company and Moody's have, between themselves, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to their respective business operations.


Utilization of Capital Losses -1989-1990. The IRS completed its review of the utilization of certain capital losses generated during 1989 and 1990 and on June 26, 2000, issued a formal assessment. On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000, and IMS paid the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, the Company on behalf of Donnelley is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. Donnelley filed a petition for a refund in the U.S. District Court on September 21, 2000. The case is expected to go to trial in 2004. The Company would share responsibility for any additional assessment, as well as share in any refund obtained, with IMS, NMR and Moody's, as disclosed above.

Royalty Expense Deductions - 1994-1996. During the second quarter of this year, the Company received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by Donnelley on its 1994, 1995 and 1996 tax returns. The IRS previously concluded an audit of this transaction for taxable years 1993 and 1994 and did not disallow any similarly claimed deductions. Donnelley disagrees with the position taken by the IRS in its Notice and has filed a responsive brief to this effect with the IRS. If the IRS were to issue a formal assessment and prevail, then the Company would share responsibility for the assessment with Moody's, as disclosed above. If Donnelley were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amounts would be required in connection with such challenge. In recent verbal communications with the IRS, the IRS has expressed a willingness to withdraw its proposed disallowance of certain royalty expense deductions of $7.5 million for 1994. However, the IRS has also indicated an intention to assert penalties of $7.5 million for 1995 and 1996 based on its interpretation of applicable law. Donnelley has advised the Company that it would challenge this interpretation. The Company estimates that its share of the required payment to the IRS, after taking into account these proposed adjustments, would be up to $48 million, net of available tax credits ($42 million net of associated tax benefits).

Amortization Expense Deductions - 1997-2002. The IRS has requested documentation with respect to a transaction entered into in 1997 that produces amortization expense deductions. While the Company believes the deductions are appropriate, it is possible that the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the assessment were to be challenged by the Company in U.S. District Court, management estimates that the Company's cash payment to the IRS with respect to deductions claimed to date and including any potential assessment of penalties of $6 million, could be up to $44 million ($41 million net of associated tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated by the Company, the Company's cash exposure (based on current interest rates and tax rates) would increase at a rate of approximately $1.7 million per quarter as future amortization expenses are deducted.


                                      * * *


     The Company has considered the foregoing tax matters and the merits of its legal defenses and the various contractual obligations in its overall assessment of potential tax liabilities and believes it has adequate reserves recorded in the Consolidated Financial Statements for its share of its current exposures in these matters. Any payments that would be made for these exposures would be significant to the Company in the period a cash payment took place.

                                Legal Proceedings


     Information Resources, Inc. On July 29, 1996, Information Resources, Inc. ("IRI"), filed a complaint in the United States District Court for the Southern District of New York, naming as defendants R.H. Donnelley Corporation ("Donnelley"), A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly owned subsidiary of Donnelley.


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


     In connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement"), pursuant to which they have agreed: (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Donnelley and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. In 2001, ACNielsen merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU N.V. is to be included for purposes of determining the ACN Maximum Amount, and VNU N.V. assumed ACNielsen's liabilities under that agreement.


     In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement (the "1998 Distribution Agreement") whereby Old D&B assumed all potential liabilities of Donnelley arising from the IRI action.

     IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.


     Under the terms of the 2000 Distribution, the Company undertook to be jointly and severally liable with Moody's for Old D&B's obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as agreed between themselves, each of the Company and Moody's will be responsible for 50% of any payments to be made with respect to the IRI action pursuant to the 1998 Distribution Agreement, including legal fees or expenses related thereto.

     No trial date has been set, and discovery is ongoing. Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

IMS/NMR Arbitration. Subsequent to making its May 2000 payment to the IRS in connection with the utilization of capital losses referred to above, IMS sought partial reimbursement from NMR under their 1998 Distribution Agreement (the "IMS/NMR Agreement"). Neither the Company nor Donnelley was a party to the IMS/NMR Agreement. NMR paid IMS less than the amount sought by IMS under the IMS/NMR Agreement and, in 2001, IMS filed an arbitration proceeding against NMR to recover the difference. IMS sought to include Donnelley in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS could seek the same interpretation in an alternative claim against Donnelley. During the first quarter of 2002, the arbitration panel ruled that Donnelley is a proper party to the arbitration. Hearings before the arbitration panel are scheduled for December 2002. If NMR should prevail in the arbitration against IMS and, in turn, IMS should prevail against Donnelley, then the Company believes that the additional liability to Donnelley would be approximately $15 million, net of tax benefits. As noted above, under the 2000 Distribution Agreement, the Company is responsible for one-half of any amount for which Donnelley is liable in this matter. The Company believes that the claim asserted against Donnelley by IMS is without merit. No amount in respect of this matter has been accrued in the consolidated financial statements of the Company.


Note 8 - Investment in Unconsolidated Affiliates


         During the second quarter of 2002, the Company exited Avantrust LLC, its joint venture with American International Group, Inc. ("AIG"). As the market opportunity for e-marketplaces originally envisioned for Avantrust LLC did not develop, AIG and D&B agreed that the focus of Avantrust LLC should shift to selling and marketing AIG solutions. The Company had an ownership share of 41.8%, which had been accounted for under the equity method. As a result of exiting this joint venture, the Company recorded a $2.9 million pre-tax write-off of the remaining investment in Other Income (Expense) - Net, in the second quarter of 2002. For the first nine months of 2002, the Company recognized $1.7 million as equity in net losses of affiliates, compared with $3.3 million for the first nine months of 2001 and $1.5 million for the third quarter of 2001.


Note 9 - Sale of Property


         During the second quarter of 2002, the Company completed the sale of its Murray Hill, New Jersey, facility and received proceeds of $11.5 million. During the fourth quarter of 2001, the Company had announced its intention to sell the building and consequently wrote it down to its net realizable value, recognizing a pre-tax impairment loss of $6.5 million at that time.

         As discussed in detail in Note 3 - Impact of Implementation of the "Blueprint for Growth" Strategy, during the second quarter, D&B sold its Berkeley Heights, New Jersey, facility and related assets to CSC for $10.0 million.


Note 10 - Acquisitions


         During the third quarter of 2002, the Company acquired Data House, an Italian provider of commercial and personal Italian real estate information that is used in Italy by banks, notaries, real estate agencies and corporations in business loan decisions, for $22.0 million ($21.2 million, net of cash acquired) from Seat Pagine Gialle S.p.A. The acquisition was funded by cash on hand. The Company recognized goodwill of $22.3 million in connection with the acquisition. No separately identifiable intangible assets were acquired.


Note 11 - Dispositions


        During the third quarter of 2002, the Company sold a portion of its equity interests in its Singapore operations for $3.0 million. Proceeds included $1.3 million in cash received during the third quarter of 2002 and a $1.7 million note receivable due in the fourth quarter of 2002. The Company recognized a pre-tax gain of $2.6 million in Other Income (Expense) - Net for these transactions.


         The Company expects to complete the sale of its Korean operations in the fourth quarter of 2002. D&B expects to receive proceeds of $3.0 million, consisting of $1.8 million in cash and a note receivable for $1.2 million payable over the 12 months following the closing. The Company expects to record a pre-tax gain of approximately $2 million in Other Income (Expense) - Net.


Note 12 - Subsequent Events - Share Repurchase Program Authorized


         In October 2002, the Company announced that its Board of Directors authorized a share repurchase program of up to $100 million. This two-year program is in addition to the Company's existing share repurchase program that is designed to offset the dilutive effect of shares issued under employee benefit arrangements.

Note 13 - SEGMENTS

                                                                       Quarter Ended           Year-to-Date
                                                                       September 30,           September 30,
                                                                   ----------------------   --------------------
Amounts in millions                                                    2002         2001        2002       2001
---------------------------------------------------------------    ---------    ---------   ---------   --------
Revenue:
     North America                                                  $ 211.9      $ 200.7     $ 671.7    $ 681.9
     Europe                                                            77.7         74.5       225.4      242.5
     Asia Pacific / Latin America                                       7.6         15.3        23.8       44.4
                                                                   ---------    ---------   ---------   --------
Total Revenue                                                       $ 297.2      $ 290.5     $ 920.9    $ 968.8
                                                                   ---------    ---------   ---------   --------
Operating Income (Loss):
                                                                   ---------    ---------   ---------   --------
     North America                                                   $ 67.3       $ 61.9     $ 218.4    $ 210.0
     Europe                                                             5.2          4.7        11.9        2.5
     Asia Pacific / Latin America                                       1.2          2.0         2.8       (0.3)
                                                                   ---------    ---------   ---------   --------
        Total Divisions                                                73.7         68.6       233.1      212.2
     Corporate and Other                                              (16.6)       (15.0)      (83.1)     (69.3)
                                                                   ---------    ---------   ---------   --------
Operating Income                                                     $ 57.1       $ 53.6     $ 150.0    $ 142.9
                                                                   ---------    ---------   ---------   --------

Supplemental Geographic and Product Line Information:
                                                                       Quarter Ended           Year-to-Date
                                                                       September 30,           September 30,
                                                                   ----------------------   --------------------
     Geographic Revenue                                                2002         2001        2002       2001
                                                                    --------    ---------    --------    -------
        United States                                               $ 205.3      $ 194.4     $ 651.2    $ 661.1
        International                                                  91.9         96.1       269.7      307.7
                                                                   ---------    ---------   ---------   --------
     Total Geographic  Revenue                                      $ 297.2      $ 290.5     $ 920.9    $ 968.8
                                                                   ---------    ---------   ---------   --------
     Product Line Revenue
     ----------------------------------------------------------    ---------    ---------   ---------   --------
        North America:
        Risk Management Solutions                                   $ 145.9      $ 142.2     $ 455.9    $ 451.0
        Sales & Marketing Solutions                                    60.5         52.4       199.3      175.1
        Supply Management Solutions                                     5.5          5.7        16.5       16.9
                                                                   ---------    ---------   ---------   --------
        Core Revenue                                                  211.9        200.3       671.7      643.0
        Receivables Management Services and Other Divested Businesses    -           0.4           -       38.9
        ---------------------------------------------------------------------------------   ---------   --------
        Total North America                                           211.9        200.7       671.7      681.9
                                                                   ---------    ---------   ---------   --------
        Europe:
        Risk Management Solutions                                      62.3         57.2       179.4      178.4
        Sales & Marketing Solutions                                    14.1         16.7        40.3       44.9
        Supply Management Solutions                                     1.3          0.6         5.7        1.8
                                                                   ---------    ---------   ---------   --------
        Core Revenue                                                   77.7         74.5       225.4      225.1
        Receivables Management Services and Other Divested Businesses     -            -           -       17.4
                                                                   ---------    ---------   ---------   --------
        Total Europe                                                   77.7         74.5       225.4      242.5
                                                                   ---------    ---------   ---------   --------
        APLA:
        Risk Management Solutions                                       6.2          6.5        18.7       17.5
        Sales & Marketing Solutions                                     1.4          1.4         5.1        4.9
        Supply Management Solutions                                       -            -           -          -
                                                                    --------    ---------   ---------   --------
        Core Revenue                                                    7.6          7.9        23.8       22.4
        Receivables Management Services and Other Divested Businesses     -          7.4           -       22.0
                                                                   ---------    ---------   ---------   --------
        Total APLA                                                      7.6         15.3        23.8       44.4
                                                                   ---------    ---------   ---------   --------
        Consolidated Operating Revenue:
        Risk Management Solutions                                     214.4        205.9       654.0      646.9
        Sales & Marketing Solutions                                    76.0         70.5       244.7      224.9
        Supply Management Solutions                                     6.8          6.3        22.2       18.7
                                                                   ---------    ---------   ---------   --------
        Core Revenue                                                  297.2        282.7       920.9      890.5
        Receivables Management Services and Other Divested Businesses     -          7.8           -       78.3
                                                                   ---------    ---------   ---------   --------
        Total Revenue                                               $ 297.2      $ 290.5     $ 920.9    $ 968.8
                                                                   ---------    ---------   ---------   --------

Assets:                                                         September 2002  December 2001
                                                                   ----------------------------
     North America                                                  $ 335.7      $ 387.7
     Europe                                                           431.8        447.2
     Asia Pacific / Latin America                                      26.1         26.5
                                                                   ---------    ---------
        Total Divisions                                               793.6        861.4
     Corporate and Other (primarily domestic pensions and taxes)      587.0        569.8
                                                                   ---------    ---------

Total Assets                                                       $ 1,380.6    $1,431.2
                                                                   ---------    ---------

Goodwill:                                                       September 2002  December 2001
                                                                   ---------------------------
     North America                                                   $ 45.9       $ 45.9
     Europe                                                           127.3         93.7
                                                                   ---------    ---------

Total Goodwill                                                      $ 173.2      $ 139.6
                                                                   ---------    ---------



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

Overview

    The Dun & Bradstreet Corporation's ("D&B" or the "Company") discussion and analysis of its financial condition and results of operations for the third quarter of 2002, and for the nine months ending September 30, 2002, are based upon the Company's unaudited consolidated financial statements for that period. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. These financial statements should be read in conjunction with the consolidated financial statements and related notes filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-K for the year ended December 31, 2001, in which the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.


    D&B, which provides the information, tools and expertise to help customers "Decide with Confidence," is managed on a geographical basis with three operating segments: North America, Europe/Africa/Middle East ("Europe") and Asia Pacific/Latin America ("APLA"). In each segment, the Company's core product lines are: Risk Management Solutions, Sales & Marketing Solutions, and Supply Management Solutions. In its discussion of operations, the Company has defined its core revenue as the revenue generated from its core product lines in its ongoing operations. Revenue from Receivable Management Services, which was sold in the second quarter of 2001, and all other divested businesses have been reclassified as "Receivable Management Services and Other Divested Businesses," and certain prior-period amounts have been adjusted to conform to the 2002 presentation. Other divested businesses also include results of the Australia/New Zealand operation, sold in the third quarter of 2001, and operations in other countries in APLA that underwent business model changes.


    D&B evaluates performance and allocates resources based on segment revenue and operating income. For management reporting purposes, restructuring charges and gains or losses on other transactions incurred in connection with D&B's Blueprint for Growth Strategy are not allocated to any of the business segments. Additionally, transition costs, which are period costs incurred to implement the Company's strategy including consulting fees, costs of temporary employees, relocation costs and stay bonuses, are included within Corporate and Other expenses and are not allocated to the business segments.

    The following table sets forth condensed financial information derived from the Company's consolidated financial statements for the periods indicated:

                                                                   Three Months Ended              Nine Months Ended
                                                                     September 30,                   September 30,
                                                               ---------------------------     ---------------------------
Amounts in millions, except per share data                        2002            2001            2002            2001

------------- ----------- ---------------------------------    -----------     -----------     -----------     -----------

Revenue
              North America                                        $211.9          $200.3          $671.7          $643.0
              Europe                                                 77.7            74.5           225.4           225.1
              Asia Pacific/Latin America                              7.6             7.9            23.8            22.4
------------- ---------------------------------------------    -----------     -----------     -----------     -----------
                          Core Revenue                              297.2           282.7           920.9           890.5
              Receivable Management Services and
                          Other Divested Businesses                     -             7.8               -            78.3
------------- ----------- ---------------------------------    -----------     -----------     -----------     -----------
Total Revenue                                                      $297.2         $ 290.5         $ 920.9          $968.8
-----------------------------------------------------------    -----------     -----------     -----------     -----------
Operating Income (Loss):
              North America                                        $ 67.3          $ 61.9          $218.4         $ 210.0
              Europe                                                  5.2             4.7            11.9             2.5
              Asia Pacific/Latin America                              1.2             2.0             2.8            (.3)
                                                               -----------     -----------     -----------     -----------
                          Total Divisions                            73.7            68.6           233.1           212.2
              Corporate and Other  (1)                             (16.6)           (15.0)         (83.1)          (69.3)
 ------------ ---------------------------------------------    -----------     -----------     -----------     -----------
Operating Income                                                    $57.1          $ 53.6       $  150.0         $  142.9
-----------------------------------------------------------    -----------     -----------     -----------     -----------
Non-Operating Income (Expense) - Net  (2)                           (2.4)           (3.6)          (14.8)            21.0
Provision for Income Taxes                                           21.5            19.4            54.5            63.9
Equity in Net Losses of Affiliates, Net of Income Taxes                 -           (1.5)           (1.7)           (3.3)
-----------------------------------------------------------    -----------     -----------     -----------     -----------
Net Income                                                          $33.2       $    29.1          $ 79.0          $ 96.7
 ----------------------------------------------------------    -----------     -----------     -----------     -----------
Basic Earnings per Share of Common Stock                           $ 0.45          $ 0.37          $ 1.06          $ 1.21
-----------------------------------------------------------    -----------     -----------     -----------     -----------
Diluted Earnings per Share of Common Stock                         $ 0.43          $ 0.36          $ 1.03          $ 1.18
-----------------------------------------------------------    -----------     -----------     -----------     -----------




(1)      Corporate and Other is composed of:

                                             Three Months                    Nine Months
                                         Ended September 30,             Ended September 30,
Amounts in millions                      2002            2001            2002           2001
                                         ----            ----            ----           ----

Corporate Costs                          $ (16.6)        $ (14.0)       $ (52.2)        $ (46.5)
Restructuring Expense - Net                     -               -         (30.9)          (28.8)
Asset Write-Off for WTC                         -           (1.0)              -           (1.0)
Reorganization Costs                            -               -              -             7.0
                                      ------------    ------------    -----------    ------------
Total Corporate and Other                $ (16.6)        $ (15.0)       $ (83.1)        $ (69.3)
                                      ============    ============    ===========    ============

(2) Non-Operating Income (Expense)-Net included $6.6 million and $43.0 million of gains on the sales of businesses in the three and nine months ended September 30, 2001, respectively. Non-Operating Income (Expense) - Net also included in the third quarter of 2001 a $6.1 million write-down of impaired investments.


D&B's business and financial results have been impacted during the periods presented by the Company's Blueprint for Growth strategy, as explained below.

Impact of the "Blueprint for Growth" Strategy (See Note 3 to the Consolidated Financial Statements)

    In October 2000, D&B launched a new business strategy, the Blueprint for Growth, designed to transform D&B into a growth company with an important presence on the web, while also delivering shareholder value during the transformation. The implementation of the Blueprint for Growth requires significant investments. These investments include leveraging the brand through advertising, enhancing the current business by expanding and improving the Company's database, reinvigorating current products, creating new value-added products and solutions, further developing the B2B e-business, and building a winning culture by strengthening our leadership and continuing to promote and add leaders. In addition, the Company has completed three acquisitions since launching this business strategy. In North America, D&B acquired iMarket in the second quarter of 2001 and Harris InfoSource in the fourth quarter of 2001. In Europe, D&B completed the acquisition of Data House in the third quarter of 2002.


     In order to fund these and other investments, D&B has created a flexible business model whereby the Company has identified, and will continue to identify, opportunities to reallocate and in some cases reduce spending in certain areas with the objective of investing for growth and delivering shareholder value.


    Financial Flexibility


     In April 2002, the Company announced the third phase of its financial flexibility program. This third phase is expected to reduce expenses so approximately $80 million of additional funds can be reallocated for investment in 2003. Actions to achieve $30 million of ongoing savings have been taken to date. The Company intends to continue consolidating functions and streamlining processes, automating data collection and fulfillment functions, migrating revenue to the web, and outsourcing select activities. During the second quarter of 2002, the Company incurred a pre-tax restructuring charge of $30.9 million in connection with these actions. The charge included $18.6 million for severance, $10.6 million for the write-off of assets that were sold or abandoned (including $9.7 million resulting from the outsourcing action discussed in detail below) and $1.7 million for lease termination obligations.

        As part of this third phase of the financial flexibility program, the Company outsourced certain technology functions to Computer Sciences Corporation ("CSC"). Under the terms of the agreement, approximately 400 D&B employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC. In addition, as part of the agreement, CSC acquired the Company's data center and print mail facility located in Berkeley Heights, New Jersey, and related assets for $10.0 million, which management considered the fair value for the assets. This resulted in a $9.7 million impairment loss, as noted above.

    The first phase of the financial flexibility program began in the fourth quarter of 2000, and the second phase began in the second quarter of 2001. The first phase of the financial flexibility program reduced expenses to generate approximately $130 million in annualized funds that can be reallocated for investment. In connection with this program, D&B recorded in 2000 a pre-tax restructuring charge of $41.5 million to globalize administrative functions, streamline data collection and fulfillment, rationalize sales and marketing functions and consolidate and simplify technology functions. During the second quarter of 2001, the Company reversed $4.0 million of this 2000 restructuring charge to reflect the Company's determination that severance for approximately 50 employees would not be utilized and that its remaining lease termination liabilities would be lower than originally estimated. The second phase of the financial flexibility program reduced expenses to generate approximately $70 million in annualized funds that can be reallocated for investment. Actions taken included reengineering administrative functions and instituting common business practices worldwide. The Company recorded a pre-tax restructuring charge of $32.8 million in connection with these actions.

     As of September 30, 2002, D&B has terminated approximately 2,200 of the employees affected under all three phases of the financial flexibility program, including the approximately 400 employees who were transitioned to CSC as mentioned above. By June 30, 2003, approximately 600 additional employees worldwide will be terminated in connection with the third phase. The Company lowered its estimate of the number of employees to be terminated under the third phase by 100, as it has been able to accomplish the initiatives with fewer people impacted. This will bring the total number of employees reduced from the core business as a result of the three phases of this program since its inception in October 2000, to approximately 2,800, reflecting the elimination of 3,100 positions (including 300 open positions). The Company completed all the actions contemplated under the first phase of its financial flexibility program as of the end of 2001, and completed the remainder of the actions under the second phase as of June 30, 2002.


Results of Operations

Consolidated Results

Net income and earnings per share


         For the quarter ended September 30, 2002, D&B reported net income of $33.2 million, or $.45 per share basic and $.43 per share diluted. This compares with third quarter 2001 reported net income of $29.1 million and earnings per share of $.37 basic and $.36 diluted. Thus, 2002 third quarter net income grew 14%, basic earnings per share grew 22% and diluted earnings per share grew 19%, when compared with the third quarter of 2001. The higher EPS reflects operating income growth, as well as the continued benefit of share repurchase activity in the second half of 2001 and first quarter of 2002.

         Third quarter 2001 results included a $1.0 million write-off of assets lost in the World Trade Center attack, a $6.6 million gain on the sale of the Company's majority stake in its Australia/New Zealand business and the write-down of certain investments of $6.1 million. Excluding these items, in the third quarter of 2002, net income would have grown 17%, basic earnings per share would have grown 25% and diluted earnings per share would have grown 23% over the same period of 2001.

         For the first nine months of 2002, D&B reported net income of $79.0 million, or $1.06 per share basic and $1.03 per share diluted, was down 18% from the $96.7 million, or $1.21 per share basic and $1.18 per share diluted, in the same period in 2001. Results for the first nine months of 2002 included net pre-tax restructuring charge of $30.9 million. In addition to third- quarter 2001 items noted above, the year-to-date 2001 results included a net pre-tax restructuring charge of $28.8 million, $7.0 million of income resulting from the reversal of excess accrued reorganization costs in connection with the 2000 Distribution (as defined in Note 7 to the Consolidated Financial Statements), and a gain of $36.4 million on the sale of the Receivable Management Services business.

         Excluding these items, net income for the first nine months of 2002 was $100.6 million, 16% higher than net income of $86.6 million for the same period in the prior year. Earnings per share would have increased 25% basic and 24% diluted over the first nine months of 2001, resulting from operating income growth, as well as the continued benefit of a lower tax rate and share repurchase activity in the second half of 2001 and first quarter of 2002.


Revenue


         As noted in the Overview section, the Company considers its core revenue to be that generated from its ongoing businesses. In 2002, total and core revenue are the same. However, in 2001, total revenue and core revenue differ by the revenue of Receivable Management Services and other divested businesses. In the third quarter of 2002, total revenue of $297.2 million was up 2% compared with $290.5 million in the third quarter of 2001, which included $7.8 million of revenue from Receivable Management Services and other divested businesses.

         Core revenue was up 3% before, and 5% after, the effect of foreign exchange for the quarter. This was largely driven by core revenue growth in North America of 6%. Europe reported revenue growth of 4%; however, before the effect of foreign exchange, European revenue actually declined 5%. In APLA, revenue declined 4% after the effect of foreign exchange and was flat before the effect of foreign exchange.

         D&B's third-quarter 2002 revenue, before the effect of foreign exchange, reflects a 1% increase in revenue in Risk Management Solutions, where traditional products grew 1% and value added products grew 6%; a 7% increase in Sales & Marketing Solutions, where North American marketing revenue growth of 16% more than offset revenue declines in this solution set internationally; and a 6% increase in Supply Management Solutions.

          For the first nine months of 2002, total revenue was $920.9 million, down 5% compared with $968.8 million in the same period in 2001, reflecting the inclusion in 2001 of revenues of $78.3 million from Receivable Management Services and other divested businesses. Core revenue, which excludes the divested businesses, increased 3%, both before and after the effect of foreign exchange, over the prior year's core revenue of $890.5 million. Core revenue in the first nine months of 2002 increased 5% in North America and 6% in APLA and was accompanied by flat growth in Europe. Before the effect of foreign exchange, core revenue was impacted by growth in APLA of 11%, partially offset by a decline in Europe of 2%.

         The results for the first nine months of 2002, before the effect of foreign exchange, reflect a 1% increase over the same period a year ago in Risk Management Solutions, where traditional products were flat and value added products grew 6%, a 9% increase in Sales & Marketing Solutions, where growth of 14% in North America and 7% growth in APLA more than offset a decline of 12% in Europe; and an 18% increase in Supply Management Solutions, due to growth in Europe.






Operating costs and operating income


         Total operating costs increased 1% in the third quarter of 2002 to $240.1 million compared with $236.9 million in the third quarter of 2001, as savings from the financial flexibility program and lower depreciation and amortization were offset by higher transition costs and investments made to enhance the business. Operating costs in the third quarter of 2002 also reflect a $2.4 million reversal of residual accruals in Europe, discussed below.

         Operating expenses increased 3% to $100.3 million in the third quarter of 2002 compared with $97.4 million in the third quarter of 2001, as savings from financial flexibility initiatives were offset by investments made to enhance the Company's database and enhance and create products. Selling and administrative expenses increased 2% to $118.9 million in the third quarter of 2002 compared with $116.2 million in the third quarter of 2001. Administrative cost savings achieved through the financial flexibility program were offset by higher transition costs and investments in advertising to reinvigorate the brand and in training and hiring new leaders. Transition costs were $8.6 million in the third quarter of 2002, compared to $2.9 million in the third quarter of 2001. Depreciation and amortization decreased 10% to $20.9 million in the third quarter of 2002 as compared to the third quarter of 2001 as a result of lower capitalized spending during the past few years, the impact of no longer amortizing goodwill (see Note 2 to the Consolidated Financial Statements), and the write-off and sale of certain assets in connection with the financial flexibility programs.

         Year-to-date total operating costs decreased 7% to $770.9 million in 2002 compared with $825.9 million in the same period of 2001. This decline is primarily a result of cost savings achieved through the financial flexibility program discussed above, lower depreciation and amortization expense and also from the sale of the Receivable Management Services business, which offset higher transition costs and investments made to further the strategy. Year-to-date total operating costs, excluding the restructuring and reorganization charges (noted in the table in the Overview section), of $740.0 million in 2002 decreased by 8% from $804.1 million.

         Year-to-date total operating expenses were down 10% to $311.3 million in 2002 compared with $344.7 million in 2001, resulting primarily from cost savings achieved through the financial flexibility program and the sale of the Receivable Management Services business, offset by investments made to enhance the current business. Selling and administrative costs decreased 5% to $368.4 million in the first nine months of 2002 compared to the same period in 2001, as the savings from financial flexibility initiatives were offset by investments and higher transition costs. Transition costs were $25.3 million in the first nine months of 2002, compared with $12.3 million in the same period of 2001. Depreciation and amortization decreased to $60.3 million in the first nine months of 2002, a 16% decline compared with 2001, driven by the same factors as in the quarter.


         Operating income increased 7% in the third quarter of 2002 to $57.1 million from $53.6 million in the third quarter of 2001, driven by revenue growth in the quarter, the reversal of residual accruals in Europe, lower depreciation and amortization expenses and savings from the financial flexibility program initiatives. Excluding the World Trade Center write-off on the table included on page 18, operating income increased 5% from $54.6 million in the third quarter of 2001.

         Operating income for the first the first nine months of 2002 increased 5% to $150.0 million from $142.9 million in 2001, primarily as a result of the financial flexibility program initiatives, which continue to reduce costs throughout the Company, and lower depreciation and amortization expenses. Excluding the same restructuring and reorganization costs included on the table on page 18, operating income for the first nine months of 2002 was $180.9 million, a 9% increase over the same period in the prior year.

Non-operating items


         Non-operating expense -- net was $2.4 million in the third quarter of 2002 compared with non-operating expense -- net of $3.6 million in the third quarter of 2001. Interest income was $0.7 million and $2.0 million in the third quarter of 2002 and 2001, respectively. Interest expense of $4.9 million in the third quarter of 2002 decreased by 4% compared with interest expense of $5.1 million in the third quarter of the prior year. The lower interest income and interest expense are largely attributable to lower interest rates. Other income (expense) - net was $1.8 million income in the third quarter of 2002, including a $2.6 million gain on the sale of a portion of the Company's equity interests in its Singapore operations. Other income (expense)-net in the third quarter of 2001 was $0.5 million expense, including a gain on the sale of the Company's majority stake in Australia/New Zealand operations of $6.6 million and the $6.1 million write-down of impaired investments. Excluding the gains on the sales and the write-down of impaired investments, other income (expense) - net would have been approximately flat when comparing the third quarter 2002 with the same period of 2001.

         Year-to-date non-operating expense - net was $14.8 million compared with non-operating income of $21.0 million in the same period of 2001, which included $43.0 million of gains on the sales of businesses ($6.6 million from Australia/New Zealand and $36.4 million from Receivable Management Services). Interest income was $2.0 million compared with $4.3 million during the first nine months of 2001. Interest expense of $14.8 million in the first nine months of 2002 decreased compared with $17.3 million in the same period of 2001, including $11.9 million of interest expense and $5.4 million of minority interest expense due to lower interest rates, resulting from the exchange of minority interest financing with long-term debt in the first quarter of 2001. Other income (expense) - net was $2.0 million expense in the first nine months of 2002, which includes the $2.6 million gain on the sale of a portion of its equity interests in the Company's Singapore operations offset by the $2.9 million write-off of its investment in Avantrust LLC, and was income of $34.0 million in 2001, including the gain on the sale of the Receiveables Management Services and Australia/New Zealand businesses partially offset by the $6.1 million write-down of impaired investments.

         D&B's effective and underlying tax rate was 39.2% in the third quarter of 2002 compared with an effective rate of 38.7% in the third quarter of 2001. During the third quarter of 2002, the Company adjusted its full-year estimated underlying tax rate to 38.4% from 38.0%, to include an additional tax liability for international withholding tax. This adjustment increased the third quarter 2002 effective and underlying rate. The underlying rate, which excludes the positive impact on taxes of the third-quarter 2001 items identified in the overview section and in the table on page 18, was 40.9% for the third quarter of 2001. The underlying tax rate has decreased from the prior year as a result of better global tax planning, as well as improvements in tax planning at the state and local level.

         On a year-to-date basis, the effective rate was 40.3% in 2002 compared with 39.0% in the first nine months of 2001. The underlying rate in the first nine months of 2002 was 38.4% and was 40.0% in the first nine months of 2001. The difference between the effective and underlying rates in 2001 was largely attributable to the favorable tax rate applied to the gains on the sales of businesses. In both 2002 and 2001, the Company's year-to-date effective tax rate is negatively impacted by the non-deductibility in some countries of certain items included within the restructuring charge, which is shown in the tables on page 18. As noted above, the underlying tax rate has declined as a result of better global tax planning, as well as improvements in tax planning at the state and local level.

         D&B recognized $1.5 million as equity in net losses of affiliates for the quarter ended September 30, 2001. For the first nine months of 2002, the Company recognized $1.7 million as equity in net losses of affiliates, compared with $3.3 million for the first nine months of 2001. These losses result from the Company's investment in Avantrust LLC, which the Company exited during the second quarter of 2002 (see Note 8 to the Consolidated Financial Statements).


Segment Results (see Note 13 to the Consolidated Financial Statements)

    North America


    North America's total revenue of $211.9 million in the third quarter of 2002 increased 6% from the third quarter of 2001, which had reported revenue of $200.7 million including $0.4 million of revenue from the divested Receivable Management Services business. North America's core revenue was $211.9 million in the third quarter of 2002, up 6% compared with third-quarter 2001 results of $200.3 million. The revenue increase resulted from growth in Risk Management Solutions of 3% and in Sales & Marketing Solutions of 16%, partially offset by a decline in Supply Management Solutions of 2%. Sales & Marketing Solutions benefited from the acquisition of Harris InfoSource in October 2001. Excluding the benefit of this acquisition, North America's Sales & Marketing Solutions would have been up 11%, and its core revenue would have been up 5%.


    Risk Management, the Company's largest customer solution set, contributed $145.9 million or 69% of North America's revenue in the third quarter of 2002. Traditional Risk Management revenue was up 3%, in part reflecting the benefit of one more business day in the quarter than last year. Revenue from value added Risk Management Solutions products was flat.


    Sales & Marketing Solutions contributed $60.5 million or 29% of North America's revenue in the third quarter of 2002. Sales & Marketing Solutions benefited from growth in traditional marketing revenue. Last year in the third quarter, customers cut back on discretionary marketing spending. This year, traditional marketing revenue, which is focused on direct mail and direct marketing, grew 25%. Value-added Sales & Marketing revenue, which include web-based decisioning and customer information management solutions, increased 2%.


     Supply Management Solutions contributed $5.5 million of revenue in the third quarter of 2002, slightly lower than in the third quarter of the prior year.


     Year-to-date, North America's total revenue of $671.7 million declined 1% from $681.9 million for the same period of 2001, which included revenue of $38.9 million from the divested Receivable Management Services business. For the first nine months, North America's core revenue of $671.7 in 2002 was up 5% from $643.0 million in 2001. The revenue increase came on the strength of 1% growth in Risk Management Solutions (with traditional products flat and value added products up 4%) and 14% growth in Sales & Marketing, partially offset by a 2% decline in Supply Management Solutions. Contributing to the growth in Sales & Marketing were the acquisitions of iMarket in the second quarter of 2001 and Harris Infosource in the fourth quarter of 2001. Excluding the benefit of acquisitions, Sales & Marketing revenue would have grown 8% and core revenue would have been up 3%. The year-to-date revenue performance was driven by factors similar to those in the third quarter.

    North America's operating income for the third quarter of 2002 was $67.3 million, up 9% from the $61.9 million reported in the third quarter of 2001. North America's operating income year-to-date was $218.4 million, up 4% from $210.0 million in the same period in 2001. North America's operating income growth reflects revenue growth and generally lower operating cost base due to the Company's financial flexibility initiatives, offset by investments in the business and the loss of operating income from the Receivable Management Services business sold in the second quarter of 2001.


     Europe


    Europe's total and core revenue of $77.7 million in the third quarter of 2002 increased 4% from $74.5 million in the third quarter of 2001, benefiting from the positive impact of foreign exchange and the acquisition of Data House, which contributed $1.6 million in the quarter. Before the effect of foreign exchange, European third-quarter 2002 revenue would have been down 5% from the 2001 third quarter and, excluding the impact of Data House, would have been down 7%, due to deteriorating market conditions in Europe.

    Before the effect of foreign exchange, Risk Management Solutions was down 1%, including the benefit of D&B's acquisition of Data House during the quarter and 4% excluding the benefit of Data House, reflecting a decline of 4% in traditional products and an increase of 43% in value added products. Before the effect of foreign exchange, Sales & Marketing Solutions was down 21% as customers have cut back on discretionary spending, given the challenging market conditions in Europe. Before the effect of foreign exchange, Supply Management Solutions was up 86% on a relatively small base, aided by investments made in the second half of 2001 to drive growth in this product line.

    Europe's year to date 2002 reported revenue of $225.4 million declined 7% compared with year-to-date 2001 revenue of $242.5 million, which included revenue of $17.4 million from the divested Receivable Management Services business. Europe's year-to-date core revenue was $225.4 million, down 2% from the prior year before the impact of foreign exchange and flat from the prior year after the effect of foreign exchange, reflecting the weak economy. Before the effect of foreign exchange, Europe would have reported a year to date 2002 decrease in revenue from Risk Management Solutions of 2% (traditional products declined by 2% and value added increased by 2%), a decrease in Sales & Marketing Solutions of 12%, and a substantial percentage increase from Supply Management Solutions on a relatively small base as mentioned above. Excluding the benefit of the Data House acquisition, on a year-to-date basis, Risk Management Solutions would have been down 3% from the prior year.

    Europe reported operating income of $5.2 million in the third quarter of 2002, an 8% increase over the $4.7 million reported in the third quarter of 2001. The current quarter's results benefited from a $2.4 million reversal of residual accruals no longer needed as a result of the restructuring of the Company's European businesses. In addition, operating income growth benefited from the positive impact of foreign exchange. Year-to-date 2002, operating income was $11.9 million, compared with operating income of $2.5 million in 2001.


APLA

         APLA's total revenue of $7.6 million in the third quarter of 2002 declined 51% from $15.3 million in the third quarter of 2001, which included revenue of $7.4 million from Receivable Management Services and other divested businesses. APLA's core revenue was $7.6 million in the third quarter of 2002, down 4% compared with third-quarter 2001 core revenue of $7.9 million. Before the effect of foreign exchange, APLA's core revenue was flat compared with the same period a year ago. The flat performance, before the effect of foreign exchange, reflects flat revenue from Risk Management Solutions and a 2% decline in Sales & Marketing Solutions. Traditional Risk Management Solutions declined by 7%, while value added Risk Management Solutions increased by 43%.

         APLA's year-to-date 2002 total revenue of $23.8 million declined 46% from $44.4 million in the same period of 2001, which included revenue of $22.0 million from Receivable Management Services and other divested businesses. On a year-to-date basis, APLA's core revenue for 2002 was $23.8 million, up 6% from $22.4 million in the same period a year ago. Before the effect of foreign exchange, core revenue increased 11% compared with the same period in 2001, primarily resulting from an 11% increase in Risk Management Solutions (traditional product revenue was up 3% and value added was up 59%) and a 7% increase in Sales & Marketing Solutions, reflecting solid performance across most markets as well as a one-time project.

         APLA's operating income for the third quarter of 2002 was $1.2 million, 41% below the $2.0 million reported in the third quarter of 2001. The decrease in operating income was largely attributable to the inclusion of divested businesses in 2001. Year-to-date, APLA's operating income was $2.8 million, up from a loss of $0.3 million in the first nine months of 2001. Changes made in the business model in the region to match investment with growth opportunities have contributed in the improved profitability.


Business Model Changes in the APLA Segment

        D&B continues to implement business model changes in its APLA segment to match its investment with the growth opportunities of each market. The business model changes are designed to allow the Company to continue to leverage its brand globally and expand its global data coverage. During the third quarter of 2002, the Company sold a portion of its equity interests in its Singapore operations. The Company expects to complete the sale of its Korean operations during the fourth quarter of 2002.

Recent Accounting Pronouncements

    Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Rather, the Company's goodwill is subject to periodic testing for impairment at the reporting unit level. D&B considers its operating segments, North America, Europe/Africa/Middle East ("Europe") and Asia Pacific/Latin America ("APLA"), as its reporting units under the definitions of SFAS No. 142 for consideration of potential impairment of intangible and goodwill balances. The Company performed the impairment test required by the new standard on the recorded balance of goodwill as of December 31, 2001, in the amount of $139.6 million and determined that no charge for impairment was required.


    The adoption of SFAS No. 142 resulted in a $1.3 million reduction in amortization expense in the third quarter of 2002 compared to the same period in 2001, approximately $0.4 million attributable to North America and $0.9 million attributable to Europe. For the first nine months of 2002, the reduction was $3.9 million compared with the first nine months of 2001. The full year impact in 2002 is expected to be a reduction of $5.3 million in amortization expense.


    The pro forma impact of this accounting policy change is outlined in the table below:


                                             Three Months Ended            Nine Months Ended
Dollar amounts in millions, except              September 30,                September 30,
per share data
                                          --------------------------    -------------------------
                                             2002           2001          2002           2001
                                          -----------    -----------    ----------     ----------
Reported Net Income                           $ 33.2          $29.1         $79.0         $ 96.7

Add Back:  Goodwill Amortization                   -            1.3             -            3.9
                                          -----------    -----------    ----------     ----------
Adjusted Net Income                           $ 33.2          $30.4         $79.0         $100.6
                                          ===========    ===========    ==========     ==========

Basic EPS:
              Reported Basic EPS              $ 0.45         $ 0.37        $ 1.06         $ 1.21
              Add Back:  Goodwill
              Amortization                         -           0.02             -           0.05
                                          -----------    -----------    ----------     ----------
              Adjusted Basic EPS              $ 0.45         $ 0.39        $ 1.06         $ 1.26
                                          ===========    ===========    ==========     ==========

Diluted EPS:
              Reported Diluted EPS             $0.43         $ 0.36        $ 1.03          $1.18
              Add Back:  Goodwill
              Amortization                         -           0.02             -           0.05
                                          -----------    -----------    ----------     ----------
              Adjusted Diluted EPS            $ 0.43         $ 0.38        $ 1.03         $ 1.23
                                          ===========    ===========    ==========     ==========


    SFAS No. 142 also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to 40 years. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." Other intangible assets of $9.2 million at December 31, 2001, that continue to be amortized, have been reclassified on the Balance Sheet and are now included in Other Non-Current Assets.


     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets. As discussed in Note 3 - Impact of Implementation of the "Blueprint for Growth" Strategy, during the second quarter of 2002, the Company incurred impairment losses of $10.6 million related to assets being sold or abandoned during the quarter as a result of actions taken under its financial flexibility program.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No.146"). SFAS No.146 addresses financial accounting and reporting for costs associated with restructuring activities, including severance and lease termination obligations. It nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3,"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)" ("EITF Issue No. 94-3"). The principal difference between SFAS No. 146 and EITF Issue No.94-3 is in the timing of liability recognition. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, be recognized when the liability is incurred, rather than at the date of a company's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Adoption of SFAS No. 146 by D&B may result in expense recognition over a period of time rather than at one time if D&B undertakes restructuring activities after December 31, 2002.


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


   At September 30, 2002, cash and cash equivalents totaled $136.0 million, a decrease from $145.3 million at December 31, 2001. This $9.3 million decrease primarily reflects $133.7 million of cash provided from operations, $21.5 million of proceeds of the sales of the Murray Hill, New Jersey, building and the Berkeley Heights, New Jersey, building and its related assets and $10.0 million of net proceeds received in connection with the Company's stock incentive plans, which were more than offset by $114.2 million used for share repurchases in the nine months ended September 30, 2002; $22.0 million used for the acquisition of Data House and $33.9 million of investments in capital expenditures and capitalized software.


   Cash provided by operating activities


    Net cash provided by operating activities in the nine months ended September 30, 2002, was $133.7 million, while operating activities in the same period of 2001 provided net cash of $188.2 million. This decrease of $54.5 million was primarily due to the $35.4 million of proceeds received in 2001 related to contracts to provide the buyers of Receivable Management Services with credit information products over five years, which was recorded in deferred revenue. The remaining difference is due to the loss of cash generated by the Receivable Management Services business and a change in the core business product mix away from Risk Management Solutions, which largely consists of annual subscriptions. During the nine months ended September 30, 2002, D&B made payments of $24.9 million related to restructuring actions under the Blueprint for Growth compared to $28.9 million for the same period of 2001.


Cash used in investing activities


    Net cash used in investing activities totaled $41.6 million in the first nine months of 2002, compared with net cash provided by investing activities of $29.9 million in the same period of 2001. During the nine months ended September 30, 2002, cash of $21.5 million was provided by the sale in the second quarter of the two New Jersey buildings and the related assets, as mentioned above. The Company also used $22.0 million in the acquisition of Data House and received $1.3 million in the third quarter of 2002 in connection with the sale of its interest in its Singapore operations.


    In the same period of 2001, the Company received $88.1 million in cash from the sales of the Receivable Management Services business and the majority stake in its Australia /New Zealand operations. During the second quarter of 2001, the Company acquired iMarket for $16.6 million.

    Investment in capital expenditures and capitalized software was $33.9 million in the first nine months of 2002 versus $38.4 million in the same period of 2001, as the Company has reallocated a portion of its spending to investments treated as period costs.


    Investments in Unconsolidated Affiliates were $0.9 million in 2002, compared with $8.9 million in 2001 for the Company's investments in Avantrust LLC, its joint venture with AIG which it exited during the second quarter of 2002.


Cash used in financing activities

    Net cash used in financing activities was $103.4 million in the nine months ended September 30, 2002, compared with net cash used in financing activities of $118.8 million during the same period of 2001. In the nine months ended September 30, 2002, cash used in financing activities was largely attributable to the purchase of treasury shares, while in the same period of 2001, it was attributable to both the purchase of treasury shares and the repayment of debt.


    In January 2002, the Company acquired 2.5 million of its shares in a privately-negotiated block trade for $85.1 million, funded with cash on hand and short-term commercial paper borrowings. At September 30, 2002, the Company had no commercial paper borrowings outstanding.


    In the first nine months of 2002, D&B repurchased 756,100 shares of common stock for $29.1 million to mitigate the dilutive effect of shares issued under the Company's stock incentive plans and in connection with its Employee Stock Purchase Plan. Net proceeds from D&B stock plans totaled $10.0 million in the first nine months of 2002.

    In the first nine months of 2001, D&B repurchased 1,388,340 shares of its common stock for $38.2 million to offset a portion of the shares issued under the Company's stock incentive plans and in connection with its Employee Stock Purchase Plan. Proceeds received in connection with the Company's stock plans were $16.2 million in the first nine months of 2001. In addition, the Company repurchased 1,568,683 shares for $46.0 million during the second and third quarters of 2001 in connection with a special repurchase program authorized by its Board of Directors in May of 2001.


    There was no change in long-term borrowings in the nine months ended September 30, 2002. In the first quarter of 2001, the Company issued $300 million in principal of notes. The cash proceeds from the issuance of these notes were used to repay a $300 million obligation resulting from the purchase of an unrelated partner's interest in a limited partnership. In addition, during the first quarter of 2001, the Company repaid $49.5 million of short-term commercial paper borrowings, and at September 30, 2001, had no commercial paper borrowings outstanding.


    D&B's $175 million 364-day revolving credit facility expired in September 2002. The Company renewed this facility in September 2002 for $100 million. The Company also has an additional $175 million term revolving credit facility expiring in September 2005. Under these facilities, D&B has the ability to borrow at prevailing short-term interest rates. D&B has not drawn on these facilities since their inception and has no borrowings outstanding under these facilities at September 30, 2002. The Company decided to renew its 364-day facility at a lower level because it believes that cash flows generated from its operations, supplemented as needed with its readily available financing arrangements, are sufficient to meet its short-term and long-term needs including any payments that may be required to settle legal or tax proceedings as discussed in Note 7 - Contingencies to the Consolidated Financial Statements.

Subsequent Developments

         The Company has announced the sale of its Korean operations during the fourth quarter of 2002. D&B expects to receive proceeds of approximately $3 million, consisting of $1.8 million in cash and a note for $1.2 million payable over the 12 months following the closing. The Company expects to record a pre-tax gain of approximately $2 million within Other Income (Expense) - Net.


         Also, during October 2002, the Company announced that its Board of Directors authorized a share repurchase program of up to $100 million. This two-year program is in addition to the Company's existing share repurchase program that is designed to offset the dilutive effect of shares issued under employee benefit arrangements.


Forward-Looking Statements


Certain statements in this Form 10-Q are forward-looking statements. Statements that are not historical facts are forward-looking statements. In addition, words such as "expects," "intends," "anticipates," "believes," "plans," "guidance" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are based on D&B's reasonable expectations at the time that they are made. However, forward-looking statements are not guarantees of future performance, as they involve risks, uncertainties and assumptions that may prove to be incorrect and that may cause D&B's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect D&B's performance, which are discussed more fully in the Company's Form 10-K for the year ended December 31, 2001, include: the possibility that economic or other conditions might lead to a reduction in the demand for D&B products and services worldwide and/or the lengthening of sales cycles; the possibility that the current economic slowdown may worsen and/or persist for an unpredictable period of time; D&B's ability to successfully implement its Blueprint for Growth, including the ability to achieve its financial flexibility objectives on terms and conditions contemplated by D&B; changes in the business information and risk management industries and markets, including changes in customer preferences for products and product delivery formats resulting from advances in information technology; competitive pressures causing price reductions and/or loss of market share; risks associated with investments and operations in foreign countries, including foreign economic conditions, exchange rate fluctuations, regulatory environment, and cultural factors; D&B's ability to successfully integrate recent and future acquisitions, alliances and investments; D&B's ability to protect its proprietary information and technology or to obtain necessary licenses and services on commercially reasonable terms; the potential loss of key business assets, including data center capacity, or interruption of telecommunication links or power sources; changes in the legislative, accounting, regulatory and commercial environments affecting D&B's ability to collect, manage, aggregate, use and distribute data; and D&B's ability to attract and retain key employees. D&B undertakes no obligation to update any forward-looking statements to reflect future events or circumstances.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk


         The Company's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation's 2001 Consolidated Financial Statements included in its Annual Report on Form 10-K provide a more detailed discussion of the market risks affecting operations. As of September 30, 2002, no material change had occurred in the Company's market risks, compared with the disclosure in the Form 10-K for the year ending December 31, 2001.


Item 4.  Controls and Procedures


         Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Since the date of the Company's most recent evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is included in Note 7 - Contingencies on Pages 11-15 in Part I, Item 1, of this Form 10-Q.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)      Exhibits:
       Exhibit 4.4 -Amended and Restated Credit Agreement dated as of September 6, 2002 among The Dun & Bradstreet Corporation, JPMorgan Chase Bank, Citibank, N.A., Bank of Tokyo-Mitsubishi Trust Company, The Bank of New York and The Northern Trust Company.


(b)      Reports on Form 8-K:
       The Company filed a Current Report on Form 8-K on August 13, 2002, covering Item 9 (Regulation FD Disclosure).

                                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE DUN & BRADSTREET CORPORATION


Date: November 6, 2002         By:    /s/ Sara Mathew
                               ------------------------------------------------
                               Sara Mathew
                               Senior Vice President and Chief Financial Officer



Date: November 6, 2002         By:    /s/ Mary Jane Raymond
                               -------------------------------------------------
                               Mary Jane Raymond
                               Vice President and Corporate Controller



Certification of the Chairman and Chief Executive Officer

I, Allan Z. Loren, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of The Dun and Bradstreet
     Corporation (the "Company") for the quarter ended September 30, 2002;
2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.       The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures for the Company and we have:
a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)            evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.   The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the auditors and the audit committee of the
     Company's board of directors:
a)            all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.   The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002        By:    /s/ Allan Z. Loren
                              --------------------------------------------------
                              Allan Z. Loren
                              Chairman and Chief Executive Officer


Certification of the Chief Financial Officer

I, Sara Mathew, certify that:

7.       I have reviewed this quarterly report on Form 10-Q of The Dun and Bradstreet
     Corporation (the "Company") for the quarter ended September 30, 2002;
8.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
9.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
10.      The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures for the Company and we have:
a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)            evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
11.  The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the auditors and the audit committee of the
     Company's board of directors:
a)            all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
12.  The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002      By:    /s/ Sara Mathew
                            ----------------------------------------------------
                            Sara Mathew
                            Senior Vice President and Chief Financial Officer
