Form 10-K/A
period 2001-12-31
DUN & BRADSTREET CORP/NW
filed 2003-03-19
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                        to

Commission file number 1-15967

The Dun & Bradstreet Corporation

(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation) 103 JFK Parkway, Short Hills, NJ (Address of principal executive offices)	22-3725387 (I.R.S. Employer Identification No.) 07078-2708 (ZIP Code)

Registrant’s telephone number, including area code: (973) 921-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      As of January 31, 2002, 74,423,502 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates* (based upon its closing transaction price on the Composite Tape on January 31, 2002) was approximately $2,560.2 million.

Documents Incorporated by Reference

      Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on April 17, 2002, are incorporated into Part III of this Form 10-K/A.

      The Index to Exhibits is located on Pages 72 to 75 of this Form 10-K/A

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

Explanatory Note:

      As a result of a review of its revenue recognition practices undertaken during the fourth quarter of 2002, The Dun & Bradstreet Corporation (the “Company”) identified timing errors totaling $32.3 million ($21.5 million net of tax) in the recognition of some revenue associated with 14 products during the period January 1, 1997 through September 30, 2002. In general, such revenue had been recognized at the time of billing instead of being deferred and recognized over the customer contract period (generally 12 months). Of the total errors, $1.4 million related to 2002. We have also adjusted our consolidated balance sheets to reflect the tax effect of minimum pension liabilities for the years ended December 31, 1997 through 2001. The impact of the errors on the years ended December 31, 2001 and prior have been corrected through a restatement of previously reported amounts in this Form 10-K/A. Note 2 to the consolidated financial statements summarizes the impact of this restatement on the Company’s financial statements for each year in the three year period ended December 31, 2001.

      This Form 10-K/A hereby amends and restates Items 1, 3, 6, 7, 7a, 8 and 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, to reflect the restatement of the Company’s consolidated financial statements included in such report. We are also correcting the number of shares of our common stock outstanding and the aggregate market value of our common stock held by nonaffiliates as of January 31, 2002 as reflected on the cover page of the previously filed Form 10-K and the number of shares of our common stock authorized as of December 31, 2000 as reflected on the consolidated balance sheets in the previously filed Form 10-K. No further changes to the previously filed Form 10-K are being made. All information in this Form 10-K/A is as of December 31, 2001 and does not reflect any subsequent information or events other than the restatement.

      For additional discussion of developments relating to periods subsequent to December 31, 2001, please see the Company’s reports filed with the Securities and Exchange Commission with respect to such subsequent periods, including the Company’s Quarterly Reports on Forms 10-Q/ A for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002.

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

      Create Financial Flexibility. The first phase of this component of the strategy was announced in the fourth quarter of 2000 and completed during 2001, resulting in a reduction of expenses to generate approximately $130 million in annualized funds that can be reallocated for investment. During the second quarter of 2001, D&B announced the second phase which is expected to reduce expenses to generate approximately $70 million in additional funds that can be reallocated in 2002. To accomplish this, D&B began the process of reengineering administrative functions and instituting common business practices worldwide. In connection with these actions D&B recorded a restructuring charge in the second quarter of 2001 of $32.8 million ($27.1 million after-tax). The pre-tax charge included $20.7 million related to severance costs, $3.2 million of lease termination obligations arising from office closures and $8.9 million relating to the write-off of certain assets made obsolete or redundant and abandoned or impaired as a result of the plan. D&B expects to complete the second phase of the financial flexibility program in 2002. See Note 4 of the consolidated financial statements for additional information. The third phase of this program, which is expected to result in a reduction of expenses to generate approximately $65 million in funds that can be reallocated in 2003, will be announced in the second quarter of 2002.

      D&B also reviewed its non-core businesses and assets. As a result of this review, during 2001 D&B sold the following businesses and assets:

•	During the second quarter of 2001, D&B completed the sale of the operations of its Receivable Management Services (“RMS”) product lines. D&B received proceeds of $125 million, $90 million of which was from the sale of the businesses. D&B received approximately $76 million in cash and a note for approximately $14 million that was paid in the fourth quarter of 2001. Approximately $35 million of the proceeds related to an exclusive contract to provide the buyers with risk management solutions products over five years. See Note 4 of the consolidated financial statements for additional information.

•	During the third quarter of 2001, D&B completed the sale of a majority stake in its Australia/ New Zealand operations. D&B received proceeds of approximately $23 million, consisting of $12 million in cash and a note of approximately $11 million. The note was paid in the fourth quarter of 2001. See Note 4 of the consolidated financial statements for additional information.

•	During the fourth quarter of 2001, D&B sold a major portion of its minority investment in Information Trust Corporation (Proprietary) Limited in South Africa for approximately $6 million in cash. D&B has an option, exercisable after three years, to sell its remaining shares in this company to the buyer.

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

Products and Services

      D&B’s three product lines and their respective contributions to D&B’s 2001 and 2000 revenues from its core businesses (which excludes RMS and other divested businesses) are set forth below:

	Restated	Restated
	Percentage of	Percentage of
Product Line	2001 Revenue	2000 Revenue

Risk Management Solutions	71%	71%
Sales & Marketing Solutions	27	27
Supply Management Solutions	2	2

	100%	100%

The revenues contributed by each of these product lines during each of the last three fiscal years are included in Note 17 (Segment Information) in Part II, Item 8 on pages 59 to 62 of this Form 10-K/ A.

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

Sales & Marketing Solutions

      Using information from D&B’s global database, D&B’s Sales and Marketing Solutions are designed to help customers conduct market segmentation, client profiling, prospect selection and marketing list development, and maintain updated customer relationship management systems. D&B Market SpectrumTM, a suite of marketing information products and services, enhances internal customer data with information from D&B’s global database and other third party data, and provides analysis that can help customers target their most profitable clients and prospects, analyze market penetration and market segmentation, determine territory alignment and estimate demand. D&B ConnectTM enables D&B and customer data to be integrated in either an online or offline environment. D&B also sells various directories, list/ label services and other marketing solutions, which are delivered in hard copy, on diskette or CD ROM or via the internet. D&B’s Sales & Marketing Solutions are also available through enterprise software vendors such as Siebel and through an alliance between D&B and Acxiom Corporation.

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

Geographic Business Segments

      D&B manages its business globally through three geographic segments: U.S. and Canada (“North America”), Europe/ Africa/ Middle East (“Europe”), and Asia Pacific/ Latin America (“APLA”). Prior to January 1, 2000, D&B’s Canadian business was managed by its APLA geographic segment. Effective January 1, 2000, management of D&B’s Canadian business was combined with its U.S. geographic segment to take advantage of marketing synergies between the U.S. and Canada. None of D&B’s business segments is dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on that business segment. Operating segment data for the years ended December 31, 2001, 2000 and 1999 are included in Note 17 (Segment Information) in Part II, Item 8 on pages 59 to 62 of this Form 10-K/A.

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

	Restated	% of	Restated	% of
	2001	Total	2000	Total

	(Dollar amounts in millions)
Year Ended December 31,
North America:
Risk Management Solutions	$586.9	67%	$580.5	67%
Sales & Marketing Solutions	257.1	30	259.0	30
Supply Management Solutions	26.4	3	28.4	3

Total North America Core	870.4	100%	867.9	100%

Europe:
Risk Management Solutions	252.6	78%	265.8	79%
Sales & Marketing Solutions	67.0	21	66.8	20
Supply Management Solutions	3.3	1	2.1	1

Total Europe Core	322.9	100%	334.7	100%

	Restated	% of	Restated	% of
	2001	Total	2000	Total

	(Dollar amounts in millions)
APLA:
Risk Management Solutions	24.7	77%	24.8	78%
Sales & Marketing Solutions	7.4	23	7.0	22%
Supply Management Solutions	—	—	—	—

Total APLA Core	32.1	100%	31.8	100%

Consolidated Total:
Risk Management Solutions	864.2	71%	871.1	71%
Sales & Marketing Solutions	331.5	27	332.8	27
Supply Management Solutions	29.7	2	30.5	2

Consolidated Total Core	$1,225.4	100%	$1,234.4	100%

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

Item 3.     Legal Proceedings

      D&B is involved in legal proceedings of a nature considered normal to its business. In the opinion of management, although the outcome of such legal proceedings cannot be predicted with certainty, the ultimate liability of D&B in connection with such legal proceedings will not have a material adverse effect on D&B’s financial position, results of operations and cash flows. See Note 15 of the consolidated financial statements for additional information.

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

PART I

Item 6.     Selected Financial Data

Five-Year Selected Financial Data

	Restated	Restated	Restated	Restated	Restated
	2001	2000	1999	1998	1997

	(Amounts in millions, except per share data)
Results of Operations:
Operating Revenues	$1,304.6	$1,415.1	$1,406.7	$1,412.6	$1,338.3
Costs and Expenses(1)	1,081.0	1,244.8	1,246.8	1,232.8	1,146.4

Operating Income	223.6	170.3	159.9	179.8	191.9
Non-Operating Income (Expense) — Net(2)	30.0	(21.1)	(15.5)	(30.4)	(71.5)

Income from Continuing Operations before Provision for Income Taxes	253.6	149.2	144.4	149.4	120.4
Provision for Income Taxes	100.2	77.8	63.8	69.0	36.8
Equity in Net Losses of Affiliates	(3.5)	—	—	—	—

Income from:
Continuing Operations	149.9	71.4	80.6	80.4	83.6
Discontinued Operations, Net of Income Taxes(3)	—	133.0	174.7	193.9	217.8

Income before Cumulative Effect of Accounting Changes	149.9	204.4	255.3	274.3	301.4
Cumulative Effect of Accounting Changes, Net of Income Tax Benefit(4)	—	—	—	—	(127.0)

Net Income	$149.9	$204.4	$255.3	$274.3	$174.4

Basic Earnings Per Share of Common Stock:
Continuing Operations	$1.89	$.88	$.99	$.95	$.98
Discontinued Operations	—	1.64	2.16	2.29	2.55

Before Cumulative Effect of Accounting Changes	1.89	2.52	3.15	3.24	3.53
Cumulative Effect of Accounting Changes, Net of Income Tax Benefit(4)	—	—	—	—	(1.49)

Basic Earnings Per Share of Common Stock	$1.89	$2.52	$3.15	$3.24	$2.04

Diluted Earnings Per Share of Common Stock:
Continuing Operations	$1.84	$.87	$.98	$.93	$.97
Discontinued Operations	—	1.62	2.13	2.26	2.52

Before Cumulative Effect of Accounting Changes	1.84	2.49	3.11	3.19	3.49
Cumulative Effect of Accounting Changes, Net of Income Tax Benefit(4)	—	—	—	—	(1.47)

Diluted Earnings Per Share of Common Stock	$1.84	$2.49	$3.11	$3.19	$2.02

Other Data:
Dividends Paid Per Share(5)	$—	$.555	$.74	$.81	$.88

Dividends Declared Per Share(5)	$—	$.555	$.74	$.775	$1.10

Weighted Average Number of Shares Outstanding — Basic	79.4	81.0	81.1	84.7	85.4
Weighted Average Number of Shares Outstanding — Diluted	81.5	82.0	82.1	85.9	86.3
Balance Sheet:
Total Assets(6)	$1,462.6	$1,453.2	$1,598.1	$1,600.2	$1,749.9
Minority Interest Financing	$—	$300.0	$300.0	$300.0	$300.0
Long Term Debt	$299.6	$—	$—	$—	$—
Equity	$(19.0)	$(46.5)	$(417.1)	$(368.7)	$(522.4)

(1)	2001 included charges of $28.8 million for restructuring related to the financial flexibility program under the Company’s Blueprint for Growth strategy, $6.2 million resulting from the impairment of capitalized software and the write-off of certain assets made obsolete or redundant during the year, $1.0 million of asset write-offs for the World Trade Center attack and $6.5 million resulting from an impairment of the Company’s Murray Hill facility, which the Company plans to sell. Partially offsetting these charges was a $7.0 million reversal of excess accrued reorganization costs incurred in connection with the 2000 Distribution. 2000 included charges of $41.5 million for restructuring in connection with the initial financial flexibility program and $29.5 million for reorganization costs associated with the 2000 Distribution. 1999 included a charge of $41.2 million in conjunction with restructuring. 1998 included a charge of $28.0 million for reorganization costs associated with the 1998 Distribution.

(2)	2001 included gains of $36.4 million for the sale of the Receivable Management Services business, $17.7 million for the sale of a majority stake in the Company’s Australia/ New Zealand operations and $2.2 million for the sale of a major portion of the Company’s minority investment in a South African operation, partially offset by a charge of $6.1 million for the write-down of certain investments. 2000 and 1999 included gains related to the settlement of litigation matters of $10.1 million and $11.9 million, respectively. See Note 4 to the consolidated financial statements.

(3)	Income taxes on Discontinued Operations were $86.2 million, $114.8 million, $104.7 million and $123.1 million in 2000, 1999, 1998 and 1997, respectively.

(4)	1997 included the impact of a change in revenue recognition policies.

(5)	2000 included dividends paid and declared through the first three quarters of the year.

(6)	Included Net Assets of Discontinued Operations of $162.3 million in 1997.

      The tables that follow below present a summary of the impact of restating the consolidated statements of operations for all quarters in the years 2001 and 2000 and the years ended December 31, 2001, 2000, 1999, 1998 and 1997, and the consolidated balance sheets at December 31, 2001, 2000, 1999, 1998 and 1997.

	Three Months Ended

	March 31		June 30		September 30		December 31		Year

	As	As	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	Dollar amounts in millions, except per share data
2001
Operating Revenues	$357.6	$352.1	$320.7	$322.8	$290.5	$292.6	$340.0	$337.1	$1,308.8	$1,304.6
Operating Income	$58.3	$52.8	$31.0	$33.1	$53.6	$55.7	$84.9	$82.0	$227.8	$223.6
Net Income	$30.9	$27.5	$36.7	$38.1	$29.1	$30.4	$56.5	$53.9	$153.2	$149.9
Basic Earnings Per Share	$0.38	$0.34	$0.46	$0.47	$0.37	$0.38	$0.73	$0.69	$1.93	$1.89
Diluted Earnings Per Share	$0.37	$0.33	$0.44	$0.46	$0.36	$0.37	$0.70	$0.67	$1.88	$1.84

	Three Months Ended

	March 31		June 30		September 30		December 31		Year

	As	As	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	Dollar amounts in millions, except per share data
2000
Operating Revenues	$356.5	$350.9	$347.8	$350.1	$334.9	$336.8	$378.4	$377.3	$1,417.6	$1,415.1
Operating Income	$52.9	$47.3	$46.0	$48.3	$24.2	$26.1	$49.7	$48.6	$172.8	$170.3
Income from Continuing Operations	$27.0	$23.6	$21.1	$22.5	$7.1	$8.2	$18.4	$17.1	$73.6	$71.4
Net Income	$67.8	$64.4	$67.9	$69.3	$52.5	$53.6	$18.4	$17.1	$206.6	$204.4
Basic Earnings Per Share:
From Continuing Operations	$0.33	$0.29	$0.26	$0.28	$0.09	$0.10	$0.23	$0.21	$0.91	$0.88
Total Basic Earnings Per Share	$0.84	$0.80	$0.84	$0.86	$0.65	$0.66	$0.23	$0.21	$2.55	$2.52

	Three Months Ended

	March 31		June 30		September 30		December 31		Year

	As	As	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	Dollar amounts in millions, except per share data
Diluted Earnings Per Share:
From Continuing Operations	$0.33	$0.29	$0.26	$0.28	$0.09	$0.10	$0.22	$0.20	$0.90	0.87
Total Diluted Earnings Per Share	$0.83	$0.79	$0.83	$0.85	$0.64	$0.65	$0.22	$0.20	$2.52	2.49

	Year Ended

	1999		1998		1997

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

	Dollar amounts in millions, except per share data
1997 - 1999
Operating Revenues	$1,407.7	$1,406.7	$1,420.5	$1,412.6	$1,353.6	$1,338.3
Operating Income	$160.9	$159.9	$187.7	$179.8	$207.2	$191.9
Income from Continuing Operations before Provision for Income Taxes	$145.4	$144.4	$157.3	$149.4	$135.7	$120.4
Income from Continuing Operations	$81.3	$80.6	$86.2	$80.4	$93.2	$83.6
Income before Cumulative Effect of Accounting Changes	$256.0	$255.3	$280.1	$274.3	$311.0	$301.4
Net Income	$256.0	$255.3	$280.1	$274.3	$184.0	$174.4
Basic Earnings Per Share:
From Continuing Operations	$1.00	$0.99	$1.02	$0.95	$1.09	$0.98
Before Cumulative Effect of Accounting Changes	$3.16	$3.15	$3.31	$3.24	$3.64	$3.53
Total Basic Earnings Per Share	$3.16	$3.15	$3.31	$3.24	$2.15	$2.04
Diluted Earnings Per Share:
From Continuing Operations	$0.99	$0.98	$1.00	$0.93	$1.08	$0.97
Before Cumulative Effect of Accounting Changes	$3.12	$3.11	$3.26	$3.19	$3.60	$3.49
Total Diluted Earnings Per Share	$3.12	$3.11	$3.26	$3.19	$2.13	$2.02
Total Assets	$1,574.8	$1,598.1	$1,574.7	$1,600.2	$1,729.4	$1,749.9
Total Shareholders’ Equity	$(416.6)	$(417.1)	$(371.0)	$(368.7)	$(527.7)	$(522.4)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      The following table sets forth condensed financial information derived from the Company’s consolidated financial statements for the years indicated:

	Restated	Restated	Restated
	2001	2000	1999

	Amounts in millions,
	except per share data
Operating Revenues:
North America	$870.4	$867.9	$837.6
Europe	322.9	334.7	370.6
APLA	32.1	31.8	38.2

Total Core Revenues	1,225.4	1,234.4	1,246.4
RMS and Other Divested Businesses	79.2	180.7	160.3

Consolidated Operating Revenues	$1,304.6	$1,415.1	$1,406.7

Operating Income (Loss):
North America	$295.8	$287.1	$254.8
Europe	23.4	(2.3)	(9.3)
APLA	(.1)	(5.2)	(7.3)

Total Divisions	319.1	279.6	238.2
Corporate and Other(1)	(95.5)	(109.3)	(78.3)

Consolidated Operating Income	223.6	170.3	159.9

Non-Operating Income (Expense) — Net(2)	30.0	(21.1)	(15.5)
Provision for Income Taxes	100.2	77.8	63.8
Equity in Net Losses of Affiliates	(3.5)	—	—

Income from Continuing Operations	$149.9	$71.4	$80.6

Basic Earnings Per Share of Common Stock — Continuing Operations	$1.89	$0.88	$0.99
Diluted Earnings Per Share of Common
Stock — Continuing Operations	$1.84	$0.87	$0.98

(1) “Corporate and Other” is comprised of:

	2001	2000	1999

	Amounts in millions
Corporate Costs	$(31.6)	$(35.9)	$(37.1)
Transition Costs (Blueprint for Growth)	(28.4)	(2.4)	—
Restructuring Charges — Net	(28.8)	(41.5)	(41.2)
Reorganization Costs	7.0	(29.5)	—
Asset Write-offs for World Trade Center Tragedy	(1.0)	—	—
Other Various Asset Impairments	(6.2)	—	—
Murray Hill Facility Impairment	(6.5)	—	—

Total Corporate and Other	$(95.5)	$(109.3)	$(78.3)

(2) “Non-Operating Income (Expense) — Net” includes:

	2001	2000	1999

	Amounts in millions
Gain on the Sale of the RMS Business	$36.4	$—	$—
Gain on the Sale of Australia/ New Zealand Operations	17.7	—	—
Gain on the Sale of Portion of South Africa Investment	2.2	—	—
Write-down of Impaired Investments	(6.1)	—	—
Litigation Gain	—	10.1	11.9

Total	$50.2	$10.1	$11.9

To facilitate an analysis of D&B’s results, certain significant events should be considered, including:

          Impact of “Blueprint for Growth” Strategy (See Note 4 to the consolidated financial statements)

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

     2000 Distribution (See Note 5 of the consolidated financial statements)

      On September 30, 2000, the company then known as The Dun & Bradstreet Corporation (“Old D&B”) separated into two independent, publicly traded companies — The New Dun & Bradstreet Corporation (“D&B” or the “Company”) and Moody’s Corporation (“Moody’s”). The separation was accomplished through a tax-free distribution to shareholders of Old D&B (the “2000 Distribution”) of all of the shares of common stock of D&B. For every two shares of common stock of Old D&B held, shareholders received one share of D&B common stock. Following the 2000 Distribution, Old D&B was renamed “Moody’s Corporation” and D&B was renamed “The Dun & Bradstreet Corporation.” Prior to the 2000 Distribution, Old D&B had completed an internal reorganization to the effect that, at the time of the 2000 Distribution, the business of D&B consisted solely of supplying risk management, sales & marketing and supply management solutions as well as receivables management services (the “D&B Business”), and the business of Old D&B (other than D&B and its subsidiaries) consisted solely of the business of providing ratings and related research and risk management services (the “Moody’s Business”). Due to the relative significance of the D&B Business as compared to the Moody’s Business, the 2000 Distribution has been accounted for as a reverse spin-off. As such, the D&B Business has been classified as continuing operations and the Moody’s Business as discontinued operations. For purposes of effecting the 2000 Distribution and of governing certain continuing relationships between the Company and Moody’s after the transaction, the two companies have entered into various agreements as described in Note 5 to the Company’s consolidated financial statements.

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

Results of Operations

     Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

      For the year ended December 31, 2001, D&B reported net income of $149.9 million, or $1.89 per share basic and $1.84 per share diluted. This compares with 2000 income from continuing operations of $71.4 million and earnings per share from continuing operations of $.88 basic and $.87 diluted. With the exclusion of the transactions discussed in detail in the Overview section (included in the table on page 14), income from continuing operations would have increased 15% and earnings per share from continuing operations would have increased 17% for basic earnings and 16% for diluted earnings. Net income for the year ended December 31, 2001 was $149.9 million. 2000 net income of $204.4 million included income from discontinued operations of $133.0 million. 2001 earnings per share were $1.89 per share basic and $1.84 per share diluted. For the year ended December 31, 2000, earnings per share of $2.52 basic and $2.49 diluted included earnings per share from discontinued operations of $1.64 basic and $1.62 diluted.

      Reported operating revenues, as reflected in the table on page 14, declined 8% to $1,304.6 million in 2001, compared with $1,415.1 million in 2000. Core revenues, which exclude revenues from RMS and other divested businesses, declined 1%, as revenue growth in APLA of 1% was offset by declines in Europe of 4% (North America remained flat). Before the effect of foreign exchange, core revenues increased 1% in 2001 as compared to 2000, with European revenues growing 2% and APLA’s revenues growing 7% from the prior year. D&B’s results, before the effect of foreign exchange, reflect a 1% decline in revenues from traditional Risk Management Solutions, offset by 11% growth in revenues from value-added Risk Management Solutions such as decision-support tools and services, a 1% increase in Sales & Marketing Solutions and a 2% decline in Supply Management Solutions.

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

      Operating income increased 31% in 2001 to $223.6 million from $170.3 million in 2000. Excluding the transactions in both years discussed in detail in the Overview section (included in the table on page 14), operating income would have grown 7% in 2001, as a result the financial flexibility program initiatives which reduced costs in every segment and in corporate expenses.

      Non-operating income — net was $30.0 million in 2001 compared with non-operating expense — net of $21.1 million in 2000. Included in non-operating income (expense) — net is interest income and expense, minority interest expense and other income (expense) — net. Interest income of $5.5 million in 2001 was higher than 2000 interest income of $3.9 million due to higher cash levels. Interest expense increased by $7.8 million and minority interest expense decreased by $17.0 million from the prior year. This was due to the repayment of commercial paper and the Company’s purchase of the $300 million minority interest obligation using proceeds from the issuance of $300 million principal amount of notes. This is discussed more fully in the Liquidity and Financial Position section below and in Note 8 of the consolidated financial statements. Other income — net was $46.3 million in 2001 compared with $6.0 million in 2000. Other income — net in 2001 included gains on the sales of businesses of $56.3 million offset by a write-down of impaired investments of $6.1 million, as discussed in the Overview section. 2000 other income — net included a gain of $10.1 million on the settlement of litigation. Excluding the items discussed in the Overview section, expenses included in other income — net remained relatively constant (see Note 18 to the consolidated financial statements).

      D&B’s effective tax rate was 39.4% in 2001 compared with 52.1% in 2000. In 2000, the non-deductibility of certain reorganization expenses and interest incurred had a significant impact on the effective tax rate. In addition, the underlying tax rate has continued to decline as result of state tax planning initiatives as well as global tax planning.

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

          Segment Results

          North America

      North America’s core revenues were $870.4 million in 2001, flat with 2000 core revenues. In comparing 2001 and 2000 revenues, North America’s revenues from Risk Management Solutions of $586.9 million were up 1%, revenues from Sales & Marketing Solutions decreased 1% to $257.1 million, and revenues from Supply

Management Solutions decreased 7% to $26.4 million. The improved revenues in Risk Management Solutions reflected an increase in sales of value-added products, such as D&B Risk Assessment Manager, partially offset by a decline in the traditional products, such as the Business Information Report. The decrease in revenues from Sales & Marketing Solutions and Supply Management Solutions was a result of the effects of the U.S. economic slowdown on customer spending. The effect of the slowdown was seen primarily in the Company’s U.S. Sales & Marketing Solutions business, which was down 1% due to a reduction in customers’ direct marketing efforts. Project-related marketing and purchasing solutions, which some customers may view as more discretionary in the current economy, were also affected. Total North American reported revenues, including RMS and Other Divested Businesses, was $909.8 million, a decrease of 6% from the prior year.

      North America’s operating income was $295.8 million in 2001, up 3% from $287.1 million in the prior year, reflecting the benefits of the Company’s financial flexibility initiatives offset in part by planned investments in the B2B e-business, as well as other key Blueprint initiatives.

          Europe

      Europe’s core revenues were $322.9 million in 2001, down 4% when compared with 2000 core revenues of $334.7 million. However, before the effect of foreign exchange, Europe’s core revenues would have increased 2%. Before the effect of foreign exchange, Europe would have reported in 2001 an increase in revenues from Sales & Marketing Solutions of 7% and an increase in revenues from Supply Management Solutions of 69% on a relatively small base. Before the effect of foreign exchange, Europe’s revenues from Risk Management Solutions in 2001 would have remained relatively flat, with a 5% increase in revenues from value added products being offset against a slight decline in revenues from traditional products. When comparing 2001 to 2000 on a reported basis, Europe’s revenues from Risk Management Solutions decreased 5% to $252.6 million, revenues from Sales & Marketing Solutions remained relatively flat at $67.0 million and revenues from Supply Management Solutions increased 63% to $3.3 million. Total reported revenues, including RMS and Other Divested Businesses, was $340.3 million, a decrease of 11% from the prior year.

      Europe reported operating income of $23.4 million in 2001 as compared to an operating loss of $2.3 million in 2000. The Company’s financial flexibility initiatives, including a reorganization in the management of Europe from 19 separate country operations to a “One Europe” business model, contributed significantly to the improvement in European profitability.

          APLA

      APLA reported core revenues of $32.1 million in 2001, compared to core revenues of $31.8 million in 2000. Before the effect of foreign exchange, core revenues would have been up 7%. Before the effect of foreign exchange, APLA’s revenues from Risk Management Solutions increased 6% and revenues from Sales & Marketing Solutions increased 13%. Risk Management Solutions increased due to a 3% increase in traditional products and a 28% increase in value-added products, before the effect of foreign exchange. In comparing 2001 reported results with those of 2000, APLA’s revenues from Risk Management Solutions were down 1% to $24.7 million and revenues from Sales & Marketing Solutions increased 7% to $7.4 million. Total reported revenues, including RMS and Other Divested Businesses, were $54.5 million, a decrease of 18% from the prior year. The reported revenues were impacted by the sale of the Australia/ New Zealand operation and the other business model changes.

      APLA reported an operating loss of $0.1 million in 2001, compared with an operating loss of $5.2 million in 2000. The improvement in APLA’s profitability reflects the benefit of the Company’s financial flexibility initiatives during the year to align investment in the region with revenue growth and profit potential.

  Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

      For the year ended December 31, 2000, D&B reported income from continuing operations of $71.4 million, or $.88 per share basic and $.87 per share diluted. This compares with 1999 income from continuing operations of $80.6 million and earnings per share from continuing operations of $.99 basic and $.98 diluted. Excluding the impact in both years of the items discussed in the Overview section (included in the table on page 14), income from continuing operations would have increased 19% and earnings per share from continuing operations would have increased 19% for both basic earnings and diluted earnings. 2000 net income of $204.4 million included income from discontinued operations of $133.0 million, while 1999 net income of $255.3 million included income from discontinued operations of $174.7 million. For the year ended December 31, 2000, earnings per share of $2.52 basic and $2.49 diluted included earnings per share from discontinued operations of $1.64 basic and $1.62 diluted. For the year ended December 31, 1999, earnings per share of $3.15 basic and $3.11 diluted included earnings per share from discontinued operations of $2.16 basic and $2.13 diluted.

      Total operating revenues, as reflected in the table on page 14, grew 1% to $1,415.1 million in 2000, compared with $1,406.7 million in 1999. Core revenues, which exclude revenues from divested businesses, declined by 1% in 2000 to $1,234.4 million compared with $1,246.4 million in 1999. Core revenue growth in North America of 4% was offset by a decline in Europe of 10% and a decline in APLA of 17%. Before the effect of foreign exchange, core revenues increased 3% in 2000 compared to 1999, with European revenues growing 2% and APLA’s revenues declining 2% from the prior year. D&B’s results, before the effect of foreign exchange, reflect flat revenues from traditional Risk Management Solutions, offset by growth in revenues from value-added Risk Management Solutions such as decision-support tools and services, 11% growth in Sales & Marketing Solutions and 8% growth in Supply Management Solutions.

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

      Operating income increased 7% in 2000 to $170.3 million from $159.9 million in 1999. Excluding the restructuring charges in 2000 and 1999 and the reorganization costs incurred in 2000, operating income would have grown 20% in 2000 as a result of revenue growth and lower operating costs.

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

      D&B’s effective tax rate was 52.1% in 2000 compared with 44.2% in 1999. The underlying tax rate was 42.4% in 2000 and 41.3% in 1999. The difference between the effective and underlying rates resulted from several factors in both 2000 and 1999, including taxes imposed on the proceeds from the settlement of litigation and the non-deductibility of certain restructuring expenses. In 2000, the non-deductibility of certain reorganization expenses and interest incurred also impacted the effective tax rate.

      Income from discontinued operations, net of income taxes, was $133.0 million for the year ended December 31, 2000 and $174.7 million for the year ended December 31, 1999. 2000 results include nine months of income from discontinued operations, while 1999 included the income from discontinued operations for a full year.

          Segment Results

     North America

      North America total revenues were $967.8 million in 2000, up 5% from 1999 revenues. Core revenue increased 4% to $867.9 million in 2000 from $837.6 million in 1999. In comparing 2000 and 1999 revenues, North America’s revenues from Risk Management Solutions were flat at $580.5 million, revenues from Sales & Marketing Solutions increased 13% to $259.0 million, and revenues from Supply Management Solutions increased 5% to $28.4 million. North America’s results reflect a decline in the use of traditional Risk Management Solutions products as D&B has migrated its customers from traditional Risk Management Solutions products to lower price, higher margin value-added products. However, revenues from value-added Risk Management Solutions products have offset the decline in traditional Risk Management Solutions products. The growth in revenues from Sales & Marketing Solutions and Supply Management Solutions was largely driven by revenues from value-added products.

      North America’s operating income was $287.1 million in 2000, up 13% from $254.8 million in the prior year. The improvement was driven by the increase in revenues and the impact of data collection cost reductions achieved as part of the 1999 fourth quarter restructuring actions.

          Europe

      Europe’s total revenues were $380.7 million in 2000, down 9% when compared with 1999 revenues of $420.2 million. Core revenues were down 10% to $334.7 million in 2000 from $370.6 million in 1999. However, before the effect of foreign exchange, Europe’s core revenues would have been up 2%. Before the effect of foreign exchange, Europe would have reported in 2000 an increase in revenues from Risk Management Solutions of 1% and an increase in revenues from Sales & Marketing Solutions of 3% in comparison with 1999. As reported, Europe’s revenues from Risk Management Solutions decreased 10% to $265.8 million, revenues from Sales & Marketing Solutions decreased 8% to $66.8 million, and revenues from Supply Management Solutions increased 52% to $2.1 million, when comparing 2000 to 1999.

      Europe reported an operating loss of $2.3 million in 2000, compared to an operating loss of $9.3 million in 1999. Europe achieved substantial improvements in profitability as a result of significant cost reductions realized from the restructuring actions announced in the fourth quarter of 1999.

          APLA

      APLA total revenues were $66.6 million in 2000, compared to revenues of $67.1 million in 1999. Core revenue decreased 17% to $31.8 million from $38.2 million in 1999. Before the effect of foreign exchange, core revenues would have been down 2%, with a 9% decrease in revenues from Risk Management Solutions and an increase in revenues from Sales & Marketing Solutions of 37%, in each case in comparison with 1999. In comparing 2000 reported results with those of 1999, APLA’s revenues from Risk Management Solutions decreased 23% to $24.8 million and revenues from Sales & Marketing Solutions increased 18% to $7.0 million.

      APLA reported an operating loss of $5.2 million in 2000, compared with an operating loss of $7.3 million in 1999. The decrease in operating losses was due to cost reductions and the changes in the business model.

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

      A discussion of D&B’s accounting policies for financial instruments is included in the summary of significant accounting policies in Note 1 to the consolidated financial statements and further disclosure relating to financial instruments is included in Note 9 to the consolidated financial statements.

Interest Rate Risk

      In 2001, D&B purchased the third party fixed-rate minority interest obligation by issuing a five-year, fixed rate bond that matures in March 2006 (see Note 8 to the consolidated financial statements). D&B also entered into fixed to floating interest-rate swap agreements in the third quarter of 2001 with notional principal amounts totaling $100 million (see Note 9 to the consolidated financial statements), and designated these swaps as fair value hedges against a portion of the long-term fixed rate bonds. The arrangement is considered a highly effective hedge, and there is no impact on earnings. The swaps and hedged portion of the bonds are recorded in the balance sheet at fair value. The swaps are considered highly effective hedges, with changes in fair value of the swaps offsetting the impact on earnings of changes in the fair value of the hedged bonds. At December 31, 2001 the Company had no floating rate debt outstanding.

Foreign Exchange Risk

      D&B operates in 30 countries through wholly-owned entities and in eight countries through minority interests in joint ventures, and principally uses the capital markets to fund its operations. D&B’s non-U.S. operations generated approximately 32% of total revenues in 2001. As of December 31, 2001, approximately 34% of D&B’s assets were located outside the U.S., and no single country outside the U.S. had a significant concentration of D&B’s aggregate cash balances.

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

Other Risks (See Note 15 to the consolidated financial statements)

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

      Pursuant to the 2000 Distribution Agreement (see Note 5 to the consolidated financial statements), D&B and Moody’s each agreed to be financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described above, to the extent such potential liabilities are not directly attributable to their respective business operations.

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

      Certain of the Company’s operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years, with the majority expiring within five years. The Company also leases certain computer and other equipment under operating leases that expire over the next three years. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Additionally, the Company has agreements with various third parties to purchase certain data processing and telecommunication services extending beyond one year. See Note 14 of the consolidated financial statements for a schedule of future minimum lease payments under non-cancelable leases.

      The Company’s debt obligation of $300 million is repayable in March 2006. See Note 8 to the consolidated financial statements.

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

Forward Looking Statements

      Certain statements in this Annual Report on Form 10-K/A are forward-looking statements. Statements that are not historical facts are forward-looking statements made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “expects,” “anticipates,” “believes,” “plans,” “guidance” and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are made based on D&B’s reasonable expectations at the time they are made. However, forward-looking statements are not guarantees of future performance as they involve risks, uncertainties and assumptions that may prove to be incorrect and that may cause D&B’s actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect D&B’s performance include: (1) the possibility that economic or other conditions might lead to a reduction in the demand for D&B products and services worldwide, (2) the possibility that the current economic slowdown may worsen and/or persist for an unpredictable period of time, (3) D&B’s ability to successfully implement its Blueprint for Growth, including the ability to achieve its financial flexibility objectives on terms and conditions contemplated by D&B, (4) changes in the business information and risk management industries and markets, including changes in customers preferences for products and product delivery formats resulting from advances in information technology, (5) competitive pressures causing price reductions and/or loss of market share, (6) risks associated with investments and operations in foreign countries, including foreign economic conditions, exchange rate fluctuations, regulatory environment, and cultural factors, (7) D&B’s ability to successfully integrate recent and future acquisitions, alliances and investments, (8) D&B’s ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms, (9) the potential loss of key business assets, including data center capacity, or interruption of telecommunication links or power sources, (10) changes in the legislative, regulatory and commercial environments affecting D&B’s ability to collect, manage, aggregate and use data, (11) D&B’s ability to attract and retain key employees, and (12) the competitive implications that the conversion to the euro may have on D&B’s pricing and marketing strategies. D&B undertakes no obligations to update any forward-looking statements to reflect any future events or circumstances.

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

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

      Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7 on pages 22 to 23 of this Form 10-K/A.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements and Schedules

Page(s)

Report of Independent Accountants	31
Statement of Management Responsibility for Financial Statements	32
Consolidated Financial Statements
At December 31, 2001 and 2000:
Consolidated Balance Sheets	34
For the years ended December 31, 2001, 2000 and 1999:
Consolidated Statements of Operations	33
Consolidated Statements of Cash Flows	35
Consolidated Statements of Shareholders’ Equity	36
Notes to Consolidated Financial Statements	37

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

      As discussed in Note 2, the Company restated its consolidated financial statements for each of the three years in the period ended December 31, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 6, 2002, except for Note 2,
which is as of February 27, 2003

STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of The Dun & Bradstreet Corporation:

      Management has prepared and is responsible for the consolidated financial statements and related information that appear on pages 33 to 68. The consolidated financial statements, which include amounts based on the estimates of management, have been prepared in conformity with accounting principles generally accepted in the United States of America. Other financial information in this annual report is consistent with that in the consolidated financial statements.

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
Chairman, Chief Executive Officer and President

/s/ SARA MATHEW

Sara Mathew
Senior Vice President and Chief Financial Officer

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	Restated	Restated	Restated
	2001	2000	1999

	(Dollar amounts in millions, except per share data)
Operating Revenues	$1,304.6	$1,415.1	$1,406.7

Operating Expenses	441.2	515.9	538.3
Selling and Administrative Expenses	523.5	546.7	539.4
Depreciation and Amortization	94.5	111.2	127.9
Restructuring Expense — Net	28.8	41.5	41.2
Reorganization Costs	(7.0)	29.5	—

Operating Income	223.6	170.3	159.9

Interest Income	5.5	3.9	2.9
Interest Expense	(16.4)	(8.6)	(5.0)
Minority Interest Expense	(5.4)	(22.4)	(22.4)
Other Income — Net	46.3	6.0	9.0

Non-Operating Income (Expense) — Net	30.0	(21.1)	(15.5)

Income before Provision for Income Taxes	253.6	149.2	144.4
Provision for Income Taxes	100.2	77.8	63.8
Equity in Net Losses of Affiliates	(3.5)	—	—

Income from Continuing Operations	149.9	71.4	80.6
Income from Discontinued Operations, Net of Income Taxes of $86.2 and $114.8 for 2000 and 1999, respectively	—	133.0	174.7

Net Income	$149.9	$204.4	$255.3

Basic Earnings Per Share of Common Stock:
Continuing Operations	$1.89	$.88	$.99
Discontinued Operations	—	1.64	2.16

Basic Earnings Per Share of Common Stock	$1.89	$2.52	$3.15

Diluted Earnings Per Share of Common Stock:
Continuing Operations	$1.84	$.87	$.98
Discontinued Operations	—	1.62	2.13

Diluted Earnings Per Share of Common Stock	$1.84	$2.49	$3.11

Weighted Average Number of Shares Outstanding —
Basic	79,391,000	81,001,000	81,127,000

Weighted Average Number of Shares Outstanding —
Diluted	81,510,000	81,994,000	82,142,000

      The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	Restated	Restated
	December 31,	December 31,
	2001	2000

	(Dollar amounts in
	millions,
	except per share data)
Assets
Current Assets
Cash and Cash Equivalents	$145.3	$70.1
Accounts Receivable — Net of Allowance of $21.0 in 2001 and $19.5 in 2000	317.8	376.3
Other Current Assets	117.1	92.2

Total Current Assets	580.2	538.6

Non-Current Assets
Property, Plant and Equipment, Net	158.0	202.8
Prepaid Pension Costs	333.7	268.9
Computer Software, Net	103.6	131.3
Goodwill and Other Purchased Intangibles, Net	148.8	145.2
Other Non-Current Assets	138.3	166.4

Total Non-Current Assets	882.4	914.6

Total Assets	$1,462.6	$1,453.2

Current Liabilities
Notes Payable	$—	$49.6
Other Accrued and Current Liabilities	332.7	353.5
Unearned Subscription Income	359.5	365.1

Total Current Liabilities	692.2	768.2

Pension and Postretirement Benefits	377.3	373.2
Long Term Debt	299.6	-
Other Non-Current Liabilities	111.2	56.7

Contingencies (Note 15)

Minority Interest	1.3	301.6

Shareholders’ Equity
Preferred Stock, $.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Series Common Stock, $.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Common Stock, $.01 par value per share, authorized — 200,000,000 shares for 2001 and 2000, respectively — issued — 81,945,520.8		.8
Unearned Compensation Restricted Stock	(1.8)	(1.9)
Capital Surplus	227.3	241.1
Retained Earnings	140.7	(5.1)
Treasury Stock, at cost, 5,067,235 and 1,790,620 shares for 2001 and 2000 respectively	(148.7)	(45.3)
Cumulative Translation Adjustment	(203.7)	(203.7)
Minimum Pension Liability Adjustment	(33.6)	(32.4)

Total Shareholders’ Equity	(19.0)	(46.5)

Total Liabilities and Shareholders’ Equity	$1,462.6	$1,453.2

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	Restated	Restated	Restated
	2001	2000	1999

	(Dollar amounts in millions)
Cash Flows from Operating Activities:
Net Income	$149.9	$204.4	$255.3
Less:
Net Income from Discontinued Operations	—	133.0	174.7

Net Income from Continuing Operations	149.9	71.4	80.6
Reconciliation of Net Income to Net Cash
Depreciation and Amortization	94.5	111.2	127.9
Gain from Sale of Businesses	(56.3)	—	—
Equity Losses in Excess of Dividends Received from Affiliates	3.5	—	—
Restructuring Expense, Net and Other Asset Impairments	46.6	41.5	41.2
Restructuring Payments	(40.6)	(21.8)	(2.6)
Decrease (Increase) in Accounts Receivable	30.7	(26.3)	(22.8)
Deferred Revenue from RMS Agreement	30.4	—	—
Deferred Income Taxes	48.2	18.0	15.9
Accrued Income Taxes, Net	(7.0)	(122.4)	7.4
Net Increase (Decrease) in Long Term Liabilities	.8	(2.6)	(7.3)
Increase in Other Long Term Assets	(61.4)	(46.3)	(36.8)
Net (Increase) Decrease in Other Working Capital Items	(30.8)	7.0	(68.3)
Other	8.6	1.6	7.7

Net Cash Provided by (Used in) Operating Activities:
Continuing Operations	217.1	31.3	142.9
Discontinued Operations	—	(4.1)	214.8

Net Cash Provided by Operating Activities	217.1	27.2	357.7

Cash Flows from Investing Activities:
Cash Proceeds from Sale of Businesses	118.2	—	—
Payments for Acquisition of Businesses	(34.5)	—	—
Capital Expenditures	(16.2)	(24.1)	(34.3)
Additions to Computer Software and Other Intangibles	(37.0)	(43.0)	(75.3)
Investments in Unconsolidated Affiliates	(11.3)	(6.0)	—
Net Cash Used in Investing Activities of Discontinued Operations	—	(26.2)	(12.1)
Other	16.0	17.6	5.0

Net Cash Provided by (Used in) Investing Activities	35.2	(81.7)	(116.7)

Cash Flows from Financing Activities:
Payment of Dividends	—	(89.8)	(120.1)
Payments for Purchase of Treasury Shares	(144.9)	(46.8)	(237.9)
Net Proceeds from Stock Plans	19.0	37.7	48.4
(Decrease) Increase in Commercial Paper Borrowings	(49.5)	(75.2)	88.8
Repayment of Minority Interest Obligations	(300.0)	—	—
Increase in Long-Term Borrowings	299.6	—	—
Net Cash Provided by Financing Activities of Discontinued Operations	—	195.5	1.3
Other	(1.6)	(2.6)	1.5

Net Cash (Used in) Provided by Financing Activities	(177.4)	18.8	(218.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	.3	(3.6)	(.3)

Increase (Decrease) in Cash and Cash Equivalents	75.2	(39.3)	22.7
Cash and Cash Equivalents, Beginning of Year	70.1	109.4	86.7

Cash and Cash Equivalents, End of Year	$145.3	$70.1	$109.4

The accompanying notes are an integral part of the consolidated financial statements

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Years Ended December 31, 2001

		Unearned
	Common	Compensation				Cumulative	Minimum	Total	Comprehensive
	Stock	Restricted	Capital	Retained	Treasury	Translation	Pension	Shareholders’	Income
	($.01 Par Value)	Stock	Surplus	Earnings	Stock	Adjustment	Liability	Equity	(Loss)

	Dollar amounts in millions, except per share data
Balance, January 1, 1999 — Previously Reported	$1.7	$—	$251.1	$(240.9)	$(168.1)	$(170.2)	$(44.6)	$(371.0)
Restatement of Prior Periods, Net of Tax (1997 and 1998)				(15.4)			17.7	2.3

Balance, January 1, 1999 — Restated	1.7	—	251.1	(256.3)	(168.1)	(170.2)	(26.9)	(368.7)

Net Income				255.3				255.3	$255.3
Dividends Declared ($.74 per share)				(119.3)				(119.3)
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (2,420,300)			(13.8)	.3	71.0			57.5
Treasury Shares Reissued Under Employee Stock Purchase Plan (153,097)				(.6)	4.8			4.2
Treasury Shares Acquired (6,803,800)					(237.9)			(237.9)
Change in Cumulative Translation Adjustment						(10.5)		(10.5)	(10.5)
Change in Minimum Pension Liability							3.7	3.7	3.7
Unrealized Losses on Investments				(1.4)				(1.4)	(1.4)

Total Comprehensive Income									$247.1

Balance, December 31, 1999 — Restated	1.7	—	237.3	(122.0)	(330.2)	(180.7)	(23.2)	(417.1)

Net Income				204.4				204.4	$204.4
Dividends Declared ($.555 per share)				(60.0)				(60.0)
Common Shares Issued Under Stock Options and Restricted Stock Plan (732,000)			8.8		(2.7)			6.1
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (1,500,111)			(7.4)		48.1			40.7
Treasury Shares Reissued Under Employee Stock Purchase Plan (183,541)				.1	5.5			5.6
Treasury Shares Acquired (1,908,543)					(46.8)			(46.8)
Unearned Portion of Restricted Stock Awards		(1.9)	2.4					.5
Stock Dividend to Shareholders of Moody’s				252.5				252.5
Recapitalization	(.9)			(279.9)	280.8			—
Change in Cumulative Translation Adjustment						(23.0)		(23.0)	(23.0)
Change in Minimum Pension Liability							(9.2)	(9.2)	(9.2)
Unrealized Losses on Investments				(.2)				(.2)	(.2)

Total Comprehensive Income									$172.0

Balance, December 31, 2000 — Restated	.8	(1.9)	241.1	(5.1)	(45.3)	(203.7)	(32.4)	(46.5)

Net Income				149.9				149.9	$149.9
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (1,429,185)		(1.0)	(13.8)		37.8			23.0
Treasury Shares Reissued Under Employee Stock Purchase Plan (142,673)				(.5)	3.7			3.2
Treasury Shares Acquired (4,848,473)					(144.9)			(144.9)
Stock Dividend to Shareholders of Moody’s				(3.5)				(3.5)
Unearned Portion of Restricted Stock Awards		1.1						1.1
Change in Minimum Pension Liability							(1.2)	(1.2)	(1.2)
Unrealized Losses on Investments				(.1)				(.1)	(.1)

Total Comprehensive Income									$148.6

Balance, December 31, 2001 — Restated	$.8	$(1.8)	$227.3	$140.7	$(148.7)	$(203.7)	$(33.6)	$(19.0)

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

      The consolidated financial statements have been classified to identify separately the results of operations and cash flows of the Company’s discontinued operations, which represent Moody’s Corporation for 2000 and 1999. See Note 5 for further information. Additionally, certain prior-year amounts have been reclassified to conform to the 2001 presentation.

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

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company reviews the valuation impairment of long-lived assets, intangible assets, including capitalized computer software, and goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset. Factors which could trigger an impairment review include significant changes in the manner of use of the assets or strategic decisions made relating to future plans for those assets, as well as consideration of future operating results, significant negative industry trends or economic trends. (See Note 3 for a review of the new accounting standard related to goodwill and other intangible assets).

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

Note 2 Restatement of Financial Statements

      As a result of a review of its revenue recognition practices undertaken during the fourth quarter of 2002, the Company identified timing errors totaling $32.3 million ($21.5 million net of tax) in the recognition of some revenue associated with 14 products during the period January 1, 1997 through September 30, 2002. In general, such revenue had been recognized at the time of billing instead of being deferred and recognized over the customer contract period (generally 12 months). Of the total errors, $1.4 million related to 2002. We have also adjusted our consolidated balance sheets to reflect the tax effect of minimum pension liabilities for the years ended December 31, 1997 through 2001. The impact of the errors on the years ended December 31, 2001 and prior have been corrected through a restatement of previously reported amounts in this Form 10-K/ A.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tables that follow present a summary of the impact of restating the consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 and the balance sheets as of December 31, 2001 and 2000. The impact of the restatement is a reduction in revenue and net income of $4.2 million and $3.3 million, respectively, for the year ended December 31, 2001; $2.5 million and $2.2 million, respectively, for the year ended December 31, 2000; and $1.0 million and $0.7 million, respectively, for the year ended December 31, 1999. The impact of recording the tax effect of the minimum pension liability is an increase to Other Non-Current Assets (Deferred Tax) and Total Shareholders’ Equity of $0.8 million for the year ended December 31, 2001, an increase of $6.0 million for the year ended December 31, 2000 and a decrease of $2.5 million for the year ended December 31, 1999. The aggregate effect of the restatement adjustments increases Total Shareholders’ Equity as of January 1, 1999 by $2.3 million, reflecting the net of tax impact of prior year amounts (a decrease of $15.4 million for the revenue restatement offset by an increase of $17.7 million related to the tax effect of the minimum pension liability).

	Year Ended		Year Ended		Year Ended
	December 31, 2001		December 31, 2000		December 31, 1999

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Impacts to Consolidated Statements of Operations:
Operating Revenues	$1,308.8	$1,304.6	$1,417.6	$1,415.1	$1,407.7	$1,406.7
Operating Income	$227.8	$223.6	$172.8	$170.3	$160.9	$159.9
Income before Provision for Income Taxes	$257.8	$253.6	$151.7	$149.2	$145.4	$144.4
Income from Continuing Operations	$153.2	$149.9	$73.6	$71.4	$81.3	$80.6
Net Income	$153.2	$149.9	$206.6	$204.4	$256.0	$255.3
Basic Earnings Per Share:
From Continuing Operations	$1.93	$1.89	$0.91	$0.88	$1.00	$0.99
Total Basic Earnings Per Share	$1.93	$1.89	$2.55	$2.52	$3.16	$3.15
Diluted Earnings Per Share:
From Continuing Operations	$1.88	$1.84	$0.90	$0.87	$0.99	$0.98
Total Diluted Earnings Per Share	$1.88	$1.84	$2.52	$2.49	$3.12	$3.11

	December 31, 2001		December 31, 2000

	As Reported	As Restated	As Reported	As Restated

Impacts to Consolidated Balance Sheets:
Other Non-Current Assets (inclusive of Deferred Taxes)	$106.9	$138.3	$136.8	$166.4
Total Assets	$1,431.2	$1,462.6	$1,423.6	$1,453.2
Unearned Subscription Income	$330.0	$359.5	$340.0	$365.1
Retained Earnings	$162.3	$140.7	$13.2	$(5.1)
Cumulative Translation Adjustment	$(205.2)	$(203.7)	$(205.3)	$(203.7)
Minimum Pension Liability Adjustment	(55.6)	(33.6)	(53.6)	(32.4)
Total Shareholders’ Equity	$(20.9)	$(19.0)	$(51.0)	$(46.5)
Total Liabilities and Shareholders’ Equity	$1,431.2	$1,462.6	$1,423.6	$1,453.2

      Amounts in the table above have been presented in a manner consistent with the Company’s consolidated financial statements. Operating Revenues, Operating Income, Income before Provision for Income Taxes and Income from Continuing Operations represent results from continuing operations and do not include the results of Moody’s Investor Services, Inc and R.H. Donnelley, whose operating results were reported as Income from Discontinued Operations, Net of Income Taxes, in the Company’s consolidated financial statements for the years ended December 31, 2000 and 1999. Net Income and Total Basic and Diluted Earnings Per Share amounts include the results of continuing operations and discontinued operations in each of the years presented.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 Recent Accounting Pronouncements

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

      SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 superseded APB Opinion No. 16, “Business Combinations,” and Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001, and has been adopted by the Company since that date. See Note 7 below.

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

Note 4 Impact of Implementation of the “Blueprint for Growth” Strategy & Other

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

Note 5 Reorganization and Discontinued Operations

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

      In general, pursuant to the terms of the 2000 Distribution Agreement, all of the assets of the D&B Business have been allocated to the Company and all of the assets of the Moody’s Business have been allocated to Moody’s. The 2000 Distribution Agreement also provided for assumptions of liabilities and cross-indemnities designed to allocate generally, as of September 30, 2000, financial responsibility for: (i) all liabilities arising out of or in connection with the D&B Business to the Company, (ii) all liabilities arising out of or in connection with the Moody’s Business to Moody’s and (iii) substantially all other liabilities as of September 30, 2000, equally between the Company and Moody’s. The liabilities so allocated include contingent and other liabilities relating to former businesses of Old D&B and its predecessors and certain prior business transactions, which consist primarily of potential liabilities arising from a legal action initiated by Information Resources, Inc. (“IRI”), or from reviews by tax authorities of Old D&B’s global tax planning initiatives, each of which is described in Note 15.

      Pursuant to the terms of a distribution agreement, dated as of June 30, 1998 (the “1998 Distribution Agreement”), between Old D&B and R.H. Donnelley Corporation (then known as “The Dun & Bradstreet Corporation” and herein referred to as “Donnelley”), as a condition to the 2000 Distribution, the Company was required to undertake to be jointly and severally liable with Moody’s to Donnelley for any liabilities arising thereunder. The 2000 Distribution Agreement generally allocates the financial responsibility for liabilities of Old D&B under the 1998 Distribution Agreement equally between the Company and Moody’s, except that any such liabilities that relate primarily to the D&B Business are liabilities of the Company and any such liabilities that relate primarily to the Moody’s Business are liabilities of Moody’s. Among other things, the Company and Moody’s agreed that, as between themselves, they are each responsible for 50% of any payments to be made under the 1998 Distribution Agreement in respect of the action by IRI (as described below in Note 15), including any legal fees and expenses related thereto.

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

      The net operating results of Moody’s have been reported in the caption “Income from Discontinued Operations” in the consolidated statements of operations. Summarized operating results for Moody’s for the years ended December 31, 2000 and 1999 were as follows:

	For the Year Ended
	December 31,

	2000	1999

Operating revenues	$441.1	$564.2
Income before provision for income taxes	219.2	289.5
Net income	133.0	174.7

Note 6 Income Taxes

      Income before provision for income taxes consisted of:

	Restated	Restated	Restated
	2001	2000	1999

U.S.	$230.1	$170.8	$172.6
Non-U.S.	23.5	(21.6)	(28.2)

Income Before Provision for Income Taxes	$253.6	$149.2	$144.4

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes consisted of:

	Restated	Restated	Restated
	2001	2000	1999

Current tax provision (benefit):
U.S. Federal	$73.6	$43.1	$37.6
State and Local	(6.6)	1.5	2.9
Non-U.S.	18.2	13.7	7.4

Total Current Tax Provision	85.2	58.3	47.9

Deferred tax provision (benefit):
U.S. Federal	10.4	28.6	16.2
State and Local	11.4	2.5	0.5
Non-U.S.	(6.8)	(11.6)	(.8)

Total Deferred Tax Provision	15.0	19.5	15.9

Provision for Income Taxes	$100.2	$77.8	$63.8

      The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes.

	Restated	Restated	Restated
	2001	2000	1999

Statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	1.2	1.8	1.5
Non-U.S. taxes	1.0	1.4	4.7
Non-recurring reorganization costs	—	8.1	3.4
Interest	.6	5.4	—
Other	1.6	.4	(.4)

Effective tax rate	39.4%	52.1%	44.2%

      Income taxes paid were approximately $61.7 million, $219.5 million and $165.1 million in 2001, 2000, and 1999, respectively. Income taxes refunded were approximately $12.2 million, $21.5 million and $26.7 million in 2001, 2000 and 1999, respectively.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) are comprised of the following at December 31:

	Restated	Restated	Restated
	2001	2000	1999

Deferred tax assets:
Operating losses	$78.9	$82.0	$59.5
Postretirement benefits	6.4	31.1	63.0
Minimum Pension Liability	22.0	21.2	15.2
Intangibles	38.3	43.7	48.5
Postemployment benefits	2.2	2.4	2.9
Restructuring and reorganization costs	20.9	15.4	10.2
Bad debts	7.2	5.4	3.8
Deferred revenue	9.4	8.5	8.1
Other	0.8	0.5	0.5

Total deferred tax assets	186.1	210.2	211.7
Valuation allowance	(70.2)	(77.6)	(59.5)

Net deferred tax assets	115.9	132.6	152.2

Deferred tax liabilities:
Tax leasing transactions	(12.5)	(15.7)	(18.3)
Depreciation	(1.0)	(.3)	(3.8)

Total deferred tax liability	(13.5)	(16.0)	(22.1)

Net deferred tax asset	$102.4	$116.6	$130.1

      The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $179.2 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2001, since these earnings are intended to reinvested indefinitely. Additionally, the Company has not determined the tax liability if such earnings were remitted to the U.S. as the determination of such liability is not practicable.

      The valuation allowance relates to disallowed losses in certain international entities.

Note 7 Investments

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

Note 8 Notes Payable, Indebtedness, and Minority Interest Obligation

      The Company’s borrowings at December 31, 2001 and 2000, including interest rate swaps designated as hedges are summarized below:

	2001	2000

Commercial paper		$49.5
Bank notes		.1

Notes Payable		$49.6

Fair value of long term fixed rate notes	$297.3
Fair value of interest rate swap	2.3

Long Term Debt	$299.6

      In the first quarter of 2001, the Company issued $300 million in principal of notes in a private placement. During the second quarter of 2001, the Company exchanged these notes for freely-tradeable notes with identical terms. The notes have a five-year term redeeming in March 2006 and bear interest at a fixed annual rate of 6.625%, payable semi-annually. The Company has entered into interest rate swap agreements to hedge a portion of this long term debt (see Note 9). The weighted average interest rates on the long term notes and swaps on December 31, 2001 was 5.93%. The weighted average interest rate on the outstanding commercial paper and bank notes payable on December 31, 2000 was 6.85%.

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

     Minority Interest Obligation

      During 1993, the Company participated in the formation of a limited partnership to invest in various securities, including those of the Company. In April 1997, the partnership raised $300 million of minority interest financing from an unrelated investor. This transaction was assumed by Old D&B in connection with the 1998 Distribution and thereafter by the Company in the 2000 Distribution (see Note 5 above). At December 31, 2000 and 1999, the third-party investment of $300 million in this partnership was included in minority interest.

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

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9	Financial Instruments with Off-Balance Sheet Risks

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

      In 2001, D&B purchased the $300 million fixed-rate minority interest obligation (see Note 8) with a five-year, fixed rate bond (see Note 8) that matures in March 2006. D&B then entered into fixed to floating (LIBOR rate indexed) interest-rate swap agreements in the third quarter of 2001 with a notional principal amount totaling $100 million, and designated these swaps as fair value hedges against $100 million of its long-term fixed rate bonds. As the swaps are considered highly effective hedges, there is no net impact on earnings resulting from the change in market value.

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

      At December 31, 2001 and 2000, the fair values of cash and cash equivalents, accounts receivables, accounts payable and short-term borrowings approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on third party quotes from financial institutions, were as follows:

	2001		2000

	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Long-term fixed rate note	$297.3	$297.3	$—	$—

Risk management contracts:
Interest rate swaps (long-term)	$2.3	$2.3	$—	$—
Foreign exchange forward contracts (short-term) — net	(0.9)	(0.9)	(0.7)	(0.7)

	$1.4	$1.4	$(0.7)	$(0.7)

Note 10	Capital Stock

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

      The Company may redeem the rights, which expire on August 15, 2010, for $.01 per right, under certain circumstances.

Note 11	Reconciliation of Weighted Average Shares

	2001	2000	1999

	(share data in thousands)
Weighted average number of shares — basic	79,391	81,001	81,127
Dilutive effect of shares issuable under stock options, restricted stock and performance share plans	2,003	849	942
Adjustment of shares applicable to stock options exercised during the period and performance share plans	116	144	73

Weighted average number of shares — diluted	81,510	81,994	82,142

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

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	Pension & Postretirement Benefits

	Pension Plans		Postretirement Benefits

	2001	2000	2001	2000

Change in Benefit Obligations
Benefit obligation at January 1	$(1,187.1)	$(1,152.9)	$(194.6)	$(193.5)
Service cost	(13.8)	(19.0)	(1.8)	(2.1)
Interest cost	(84.8)	(86.5)	(14.0)	(14.4)
Benefits paid	88.4	92.1	19.7	18.5
Impact of 2000 Distribution	—	30.9	—	3.2
Plan Amendment	(5.4)	—	—	—
Impact of curtailment gain (loss)	5.3	—	(0.6)	—
Actuarial gain (loss)	4.7	(33.8)	(24.7)	(3.5)
Assumption change	(32.3)	(17.9)	(3.0)	(2.8)

Benefit obligation at December 31.	$(1,225.0)	$(1,187.1)	$(219.0)	$(194.6)

Change in Plan Assets
Fair value of plan assets at January 1	$1,465.7	$1,680.6	$—	$—
Actual return on plan assets	(85.9)	(63.6)	—	—
Employer contribution	23.8	28.8	16.7	15.7
Impact of 2000 Distribution	—	(88.0)	—	—
Plan participant contributions	—	—	3.0	2.8
Benefits paid	(88.4)	(92.1)	(19.7)	(18.5)

Fair value of plan assets at December 31.	$1,315.2	$1,465.7	$—	$—

Reconciliation of Funded Status to Total Amount Recognized
Funded status of plan	$90.3	$278.6	$(219.0)	$(194.6)
Unrecognized actuarial loss (gain)	116.6	(133.5)	24.9	0.2
Unrecognized prior service cost	25.1	24.2	—	—
Unrecognized net transition asset	—	(0.9)	—	—

Net amount recognized	$232.0	$168.4	$(194.1)	$(194.4)

Amounts recognized in the Consolidated Balance Sheets
Prepaid pension costs	$333.7	$268.9	$—	$—
Pension and postretirement benefits	(175.4)	(170.7)	(194.1)	(194.4)
Intangible assets	18.1	16.6	—	—
Accumulated other comprehensive income	55.6	53.6	—	—

Net amount recognized	$232.0	$168.4	$(194.1)	$(194.4)

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

Note 13	Employee Stock Plans

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

	Restated	Restated	Restated
	2001	2000	1999

Income from continuing operations:
As reported	$149.9	$71.4	$80.6
Pro forma	144.0	63.9	74.8
Basic earnings per share of common stock from continuing operations:
As reported	1.89	0.88	0.99
Pro forma	1.81	0.79	0.92
Diluted earnings per share of common stock from continuing operations:
As reported	1.84	0.87	0.98
Pro forma	1.77	0.78	0.91

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

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4,813,459 shares, 6,778,907 shares and 9,087,997 of the Common Stock, respectively, were available for future grants under the plans.

      Changes in stock options for the three years ended December 31, 2001, are summarized as follows:

		Weighted Average
	Shares	Exercise Price($)

Options outstanding at December 31, 1999.	16,923,161	26.32
Granted	1,290,770	29.33
Exercised	(1,258,366)	21.34
Surrendered or expired	(1,628,583)	29.82

Options outstanding at September 30, 2000	15,326,982	26.62

Options converted at October 1, 2000.	8,425,788	13.31
Granted	3,223,593	23.72
Exercised	(587,948)	10.71
Surrendered or expired	(140,385)	14.98

Options outstanding at December 31, 2000.	10,921,048	16.50

Granted	2,560,348	32.76
Exercised	(1,397,775)	10.96
Surrendered or expired	(1,401,923)	18.88

Options outstanding at December 31, 2001.	10,681,698	20.81

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

Note 14	Lease Commitments

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

2002	2003	2004	2005	2006	Thereafter	Total

$28.5	$26.8	$17.9	$11.3	$8.4	$6.8	$99.7

Note 15	Contingencies

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

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Tax Matters

      Old D&B and its predecessors have entered into global tax planning initiatives in the normal course of business, principally through tax free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably. At this time, management is unable to predict the extent of such reviews, the outcome thereof or whether the resolution of these matters could materially affect the Company’s results of operations, cash flows or financial position.

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

Note 16 Subsequent Event

      In January 2002, the Company repurchased 2.5 million shares, for $85.1 million, in a privately-negotiated block trade. The purchase was funded with cash on hand and short-term commercial paper borrowings of $36.0 million.

Note 17 Segment Information

      The operating segments reported below are the segments of the Company for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources. D&B, which provides the information, tools and expertise to help customers Decide with Confidence, is managed on a geographical basis — with three operating segments, North America, Europe/ Africa/ Middle East (“Europe”) and Asia Pacific/ Latin America (“APLA”). As part of the Blueprint for Growth, D&B launched a new corporate brand, which included a new logo, tagline, visual identity and renamed product lines. The Company is focused on its core businesses: risk management solutions (formerly known as credit), sales & marketing solutions (formerly known as marketing) and supply management solutions (formerly known as purchasing). RMS and all other divested businesses have been

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reclassified as “RMS and Other Divested Businesses” (see Note 4) and certain prior-year amounts have been adjusted to conform to 2001 presentation. Other divested businesses include results of Australia/ New Zealand operation and other countries in APLA that underwent business model changes. The accounting policies of the segments are the same as those described in Note 1 — Description of Business and Summary of Significant Accounting Policies. Inter-segment sales are immaterial and no single customer accounted for 10% or more of total revenues. For management reporting purposes, restructuring charges, transition costs and other transactions incurred in connection with the Blueprint for Growth strategy are not allocated to any of the business segments.

	Year Ended December 31,

	Restated	Restated	Restated
	2001	2000	1999

Operating Revenues:
North America	$909.8	$967.8	$919.4
Europe	340.3	380.7	420.2
Asia Pacific/Latin America	54.5	66.6	67.1

Consolidated Total	$1,304.6	$1,415.1	$1,406.7

Operating Income (Loss):
North America	$295.8	$287.1	$254.8
Europe	23.4	(2.3)	(9.3)
Asia Pacific/Latin America	(.1)	(5.2)	(7.3)

Total Divisions	319.1	279.6	238.2
All Other(1)	(95.5)	(109.3)	(78.3)

Consolidated Total	223.6	170.3	159.9
Non-Operating Income (Expense) — Net	30.0	(21.1)	(15.5)

Income before Provision for Income Taxes	$253.6	$149.2	$144.4

Depreciation and Amortization: (2)
North America	$56.9	$63.1	$65.8
Europe	29.8	39.4	52.8
Asia Pacific/Latin America	3.3	4.1	5.3

Total Divisions	90.0	106.6	123.9
All Other	4.5	4.6	4.0

Consolidated Total	$94.5	$111.2	$127.9

Capital Expenditures:
North America	$10.7	$13.4	$15.5
Europe	4.3	7.6	15.7
Asia Pacific/Latin America	.6	2.2	2.3

Total Divisions	15.6	23.2	33.5
All Other	.6	.9	.8

Consolidated Total	$16.2	$24.1	$34.3

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	Restated	Restated	Restated
	2001	2000	1999

Additions to Computer Software and Other Intangibles:
North America	$30.0	$33.2	$40.7
Europe	3.7	5.0	27.9
Asia Pacific/Latin America	.7	1.6	.4

Total Divisions	34.4	39.8	69.0
All Other	2.6	3.2	6.3

Consolidated Total	$37.0	$43.0	$75.3

Assets:
North America	$387.7	$437.3	$432.4
Europe	447.2	447.5	536.6
Asia Pacific/Latin America	26.5	52.0	50.3

Total Divisions	861.4	936.8	1,019.3
All Other (primarily domestic pensions and taxes)	601.2	516.4	578.8

Consolidated Total	$1,462.6	$1,453.2	$1,598.1

Supplemental Geographic and Product Line Information:
Operating Revenues:
United States	$882.0	$938.3	$891.1
International	422.6	476.8	515.6

Consolidated Total	$1,304.6	$1,415.1	$1,406.7

Long-Lived Assets:
United States	$528.5	$478.1	$433.3
International	255.9	313.8	399.8

Consolidated Total	$784.4	$791.9	$833.1

Product Line Revenues:
North America:
Risk Management Solutions	$586.9	$580.5	$581.3
Sales & Marketing Solutions	257.1	259.0	229.2
Supply Management Solutions	26.4	28.4	27.1

Total North America Core	870.4	867.9	837.6
Receivable Management Services and Other Divested Businesses	39.4	99.9	81.8

Total North America	909.8	967.8	919.4

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	Restated	Restated	Restated
	2001	2000	1999

Europe:
Risk Management Solutions	252.6	265.8	296.6
Sales & Marketing Solutions	67.0	66.8	72.6
Supply Management Solutions	3.3	2.1	1.4

Total Europe Core	322.9	334.7	370.6
Receivable Management Services and Other Divested Businesses	17.4	46.0	49.6

Total Europe	340.3	380.7	420.2

APLA:
Risk Management Solutions	24.7	24.8	32.2
Sales & Marketing Solutions	7.4	7.0	6.0
Supply Management Solutions	—	—	—

Total APLA Core	32.1	31.8	38.2
Receivable Management Services and Other Divested Businesses	22.4	34.8	28.9

Total APLA	54.5	66.6	67.1

Consolidated Total:
Risk Management Solutions	864.2	871.1	910.1
Sales & Marketing Solutions	331.5	332.8	307.8
Supply Management Solutions	29.7	30.5	28.5

Consolidated Total Core	1,225.4	1,234.4	1,246.4
Receivable Management Services and Other Divested Businesses	79.2	180.7	160.3

Consolidated Total	$1,304.6	$1,415.1	$1,406.7

(1) The following table itemizes “All Other”:

	Year ended December 31,

	2001	2000	1999

Operating Income (Loss):
Corporate Costs	$(31.6)	$(35.9)	$(37.1)
Transition Costs (Costs to implement the Blueprint for Growth)	(28.4)	(2.4)	—
Restructuring Expense — Net	(28.8)	(41.5)	(41.2)
Reorganization Costs	7.0	(29.5)	—
Asset Write-offs for World Trade Center Attack	(1.0)	—	—
Other Various Asset Impairments	(6.2)	—	—
Murray Hill Facility Impairment	(6.5)	—	—

Total “All Other”	$(95.5)	$(109.3)	$(78.3)

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software, Goodwill and Other Intangibles.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 Supplemental Financial Data

Other Current Assets:

	At December 31,

	2001	2000

Deferred Taxes	$36.6	$31.2
Prepaid Expenses	67.7	50.4
Assets Held for Sale(1)	11.5	—
Other	1.3	10.6

	$117.1	$92.2

(1)	see Note 4.

      Property, Plant and Equipment — Net, carried at cost:

	At December 31,

	2001	2000

Land	$24.8	$24.7
Buildings	148.3	157.7
Machinery and Equipment	301.2	339.9

	474.3	522.3
Less: Assets Held for Sale(2)	11.5	—
Less: Accumulated Depreciation	310.5	328.0

	152.3	194.3
Leasehold Improvements, less:
Accumulated Amortization of $27.3 and $33.9	5.7	8.5

	$158.0	$202.8

(2)	see Note 4.

      Other Income (Expense) — Net:

	2001	2000	1999

Other Expense	$(3.9)	$(4.1)	$(2.9)
Gains on Sale of Businesses(3)	56.3	—	—
Write-down of Impaired Investments(3)	(6.1)	—	—
Litigation Gain(3)	—	10.1	11.9

	$46.3	$6.0	$9.0

(3)	see Note 4.

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

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 Quarterly Financial Data (Unaudited)

      The unaudited results of operations for each of the quarters in the years ended December 31, 2001 and 2000 have been restated for the matter described in Note 2.

	Three Months Ended

	Restated	Restated	Restated	Restated	Restated
	March 31	June 30	September 30	December 31	Year

2001
Operating Revenues:
North America	$257.6	$219.7	$202.6	$229.9	$909.8
Europe	80.5	87.5	74.7	97.6	340.3
APLA	14.0	15.6	15.3	9.6	54.5

Consolidated Operating Revenues	$352.1	$322.8	$292.6	$337.1	$1,304.6

Operating Income (Loss):
North America	$79.1	$65.1	$63.8	$87.8	$295.8
Europe	(7.2)	5.0	4.9	20.7	23.4
APLA	(3.3)	1.5	2.0	(.3)	(.1)

Total Divisions	68.6	71.6	70.7	108.2	319.1
All Other(1)	(15.8)	(38.5)	(15.0)	(26.2)	(95.5)

Consolidated Operating Income	$52.8	$33.1	$55.7	$82.0	$223.6

Net Income(2)	$27.5	$38.1	$30.4	$53.9	$149.9

Basic Earnings Per Share of Common Stock(4)	$.34	$.47	$.38	$.69	$1.89

Diluted Earnings Per Share of Common Stock(4)	$.33	$.46	$.37	$.67	$1.84

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	Restated	Restated	Restated	Restated	Restated
	March 31	June 30	September 30	December 31	Year

2000
Operating Revenues:
North America	$247.4	$235.1	$231.5	$253.8	$967.8
Europe	89.0	98.8	88.0	104.9	380.7
APLA	14.5	16.2	17.3	18.6	66.6

Consolidated Operating Revenues	$350.9	$350.1	$336.8	$377.3	$1,415.1

Operating Income (Loss):
North America	$73.4	$64.2	$66.3	$83.2	$287.1
Europe	(13.1)	(2.6)	(3.7)	17.1	(2.3)
APLA	(3.7)	(2.2)	(.2)	.9	(5.2)

Total Divisions	56.6	59.4	62.4	101.2	279.6
All Other(1)	(9.3)	(11.1)	(36.3)	(52.6)	(109.3)

Consolidated Operating Income	$47.3	$48.3	$26.1	$48.6	$170.3

Income:
Continuing Operations, Net of Income Taxes(3)	$23.6	$22.5	$8.2	$17.1	$71.4
Discontinued Operations, Net of Income Taxes	40.8	46.8	45.4	—	133.0

Net Income	$64.4	$69.3	$53.6	$17.1	$204.4

Basic Earnings Per Share of Common Stock(4):
Continuing Operations	$.29	$.28	$.10	$.21	$.88
Discontinued Operations	.51	.58	.56	—	1.64

Basic Earnings Per Share of Common Stock	$.80	$.86	$.66	$.21	$2.52

Diluted Earnings Per Share of Common Stock(4):
Continuing Operations	$.29	$.28	$.10	$.20	$.87
Discontinued Operations	.50	.57	.55	—	1.62

Diluted Earnings Per Share of Common Stock	$.79	$.85	$.65	$.20	$2.49

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The following table itemizes the components of the “All Other” category of Operating Income (Loss) (see Notes 4 and 5 to the consolidated financial statements):

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

Operating Income (Loss):
2001:
Restructuring Expense — Net	$—	$(28.8)	$—	$—	$(28.8)
Reorganization Costs	—	7.0	—	—	7.0
Asset Write-offs for World Trade Center Attack	—	—	(1.0)	—	(1.0)
Other Various Asset Impairments	—	—	—	(6.2)	(6.2)
Murray Hill Facility Impairment	—	—	—	(6.5)	(6.5)
Corporate Costs	(8.6)	(8.2)	(8.0)	(6.8)	(31.6)
Transition Costs (Costs to implement the Blueprint for Growth)	(7.2)	(8.5)	(6.0)	(6.7)	(28.4)

Total	$(15.8)	$(38.5)	$(15.0)	$(26.2)	$(95.5)

2000:
Restructuring Expense	$—	$—	$—	$(41.5)	$(41.5)
Reorganization Costs	—	(2.2)	(26.4)	(.9)	(29.5)
Corporate Costs	(9.3)	(8.9)	(8.8)	(8.9)	(35.9)
Transition Costs (Costs to implement the Blueprint for Growth)	—	—	(1.1)	(1.3)	(2.4)

Total	$(9.3)	$(11.1)	$(36.3)	$(52.6)	$(109.3)

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The following table itemizes the non-recurring items included in Net Income in 2001 (see Notes 4 and 5 to the consolidated financial statements):

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

Gains (Charges):
Restructuring Expense — Net	$—	$(24.1)	$—	$—	$(24.1)
Reorganization Costs	—	5.6	—	—	5.6
Asset Write-offs for World Trade Center Attack	—	—	(0.6)	—	(0.6)
Other Various Asset Impairments	—	—	—	(5.6)	(5.6)
Murray Hill Facility Impairment	—	—	—	(6.5)	(6.5)
Write-down of Impaired Investments	—	—	(3.7)	—	(3.7)
Gain on the Sale of the RMS Business	—	27.8	—	—	27.8
Gain on the Sale of Australia/New Zealand Operations	—	—	5.1	11.1	16.2
Gain on the Sale of Portion of South Africa Investment	—	—	—	1.3	1.3

Total	$—	$9.3	$.8	$.3	$10.4

(3)	Income from Continuing Operations, Net of Income Taxes included after-tax reorganization costs of $2.2 million, $22.8 million and $.6 million incurred in the quarters ended June 30, September 30 and December 31, 2000, respectively, an after-tax gain on the settlement of outstanding litigation of $6.2 million in the quarter ended September 30, 2000, and after-tax restructuring expenses of $30.3 million in the quarter ended December 31, 2000.

(4)	The number of weighted average shares outstanding changes as common shares are issued for employee plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) List of documents filed as part of this report.

(1)	Financial Statements.

See Index to Financial Statements and Schedules in Part II, Item 8 on page 30 of this
Form 10-K/A.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

See Index to Exhibits on pages 72 to 75 of this Form 10-K/ A.

(b)	Reports on Form 8-K.

None.

(c)	Exhibits.

See Index to Exhibits on pages 72 to 75 of this Form 10-K/ A.

(d)	Financial Statement Schedules.

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2003.

THE DUN & BRADSTREET CORPORATION
(Registrant)

By:	/s/ SARA MATHEW

Sara Mathew
Senior Vice President and Chief Financial Officer

CERTIFICATION OF THE CHAIRMAN AND CHIEF EXECUTIVE OFFICER

I, Allan Z. Loren, certify that:

      1.     I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of The Dun and Bradstreet Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:	/s/ ALLAN Z. LOREN

Allan Z. Loren
Chairman and Chief Executive Officer

Date: March 18, 2003

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Sara Mathew, certify that:

      1.     I have reviewed this annual report on Form 10-K/ A (Amendment No. 1) of The Dun and Bradstreet Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:	/s/ SARA MATHEW

Sara Mathew
Senior Vice President and Chief Financial Officer

Date: March 18, 2003

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

Regulation
S-K
Exhibit
Number

.18	Amended and Restated Agreement of Limited Partnership of D&B Investors L.P., dated April 1, 1997 (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).
.19	D&B Guaranty, dated as of April 1, 1997, given by The Dun & Bradstreet Corporation in favor of Utrecht-America Finance Co. and Leiden Inc. (as assumed by the Registrant) (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.20†	The Dun & Bradstreet Executive Transition Plan (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.21†	Forms of Change in Control Severance Agreements (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.22†	Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.23†	Supplemental Executive Benefit Plan of The Dun & Bradstreet Corporation (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.24†	Profit Participation Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.25†	Employment Agreement, dated May 15, 2000, by and between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and Allan Z. Loren (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10/ A-3, file number 1-15967, filed September 14, 2000) (as assumed by the Registrant).
.26†	The Dun & Bradstreet Career Transition Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 4, 2002).
.27†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.28†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
.29†	The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (as amended and restated June 20, 2001) (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 1, 2001).
.30†	2000 Dun & Bradstreet Corporation Nonemployee Directors’ Stock Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).
.31†	The Dun & Bradstreet Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed October 20, 1999) (as assumed by the Registrant).
.32†	Form of Limited Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.25 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998).
.33†	The Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).
.34†	The Dun & Bradstreet Corporation Cash Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).

Regulation
S-K
Exhibit
Number

.35†	Employment Agreement, dated January 8, 2001, by and between Steven W. Alesio and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 15, 2001).
.36†	Form of Detrimental Conduct Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 4, 2002).
.37†	Amendment to Employment Agreement, dated February, 2002, by and between Allen Z. Loren and the Registrant (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 4, 2002).
21 Subsidiaries of the Registrant
List of Active Subsidiaries as of January 31, 2002 (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 4, 2002).
23* Consents of Experts and Counsel
.1	Consent of PricewaterhouseCoopers LLP.

*	Filed herewith.

†	Represents a management contract or compensatory plan.