Form 10-Q/A
period 2002-03-31
DUN & BRADSTREET CORP/NW
filed 2003-03-19
CIK 1115222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q/A

Amendment No. 2

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15967

The Dun & Bradstreet Corporation

(Exact name of registrant as specified in its charter)

Delaware	22-3725387
(State of Incorporation)	(I.R.S. Employer Identification No.)

103 JFK Parkway, Short Hills, NJ	07078-2708
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(973) 921-5500

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at March 31, 2002

Common Stock, par value $.01 per share	74,559,220

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
THE DUN & BRADSTREET CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
SIGNATURES

THE DUN & BRADSTREET CORPORATION

INDEX TO FORM 10-Q/A

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations Three Months Ended March 31, 2002 and 2001 (Unaudited)	2
	Consolidated Balance Sheets March 31, 2002 (Unaudited) and December 31, 2001	3
	Consolidated Statements of Cash Flows Three Months Ended March 31, 2002 and 2001 (Unaudited)	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
SIGNATURES		22

Explanatory Note:

      As a result of a review of its revenue recognition practices undertaken during the fourth quarter of 2002, The Dun & Bradstreet Corporation (the “Company”) identified timing errors totaling $32.3 million ($21.5 million net of tax) in the recognition of some revenue associated with 14 products during the period January 1, 1997 through September 30, 2002. In general, such revenue had been recognized at the time of billing instead of being deferred and recognized over the customer contract period (generally 12 months). Of the total errors, $1.4 million related to 2002. We have also adjusted our consolidated balance sheets to reflect the tax effect of minimum pension liabilities for the years ended December 31, 1997 through 2001. The impact of the errors on the years ended December 31, 2001 and prior have been corrected through a restatement of previously reported amounts in Form 10-K/ A for the year ended December 31, 2001. Note 2 to the consolidated financial statements summarizes the impact of this restatement on the Company’s statements of operations for the three months ended March 31, 2002 and March 31, 2001 and the balance sheets as of March 31, 2002 and December 31, 2001.

      This Form 10-Q/ A hereby amends and restates Items 1, 2, and 3 in Part I and Item 1 in Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, to reflect the restatement of the Company’s consolidated financial statements included in such report. We are also correcting the number of shares of our common stock authorized as of December 31, 2001 as reflected on the consolidated balance sheets in the previously filed Form 10-Q/A. No further changes to the previously filed Form 10-Q/ A are being made. All information in this Form 10-Q/ A is as of March 31, 2002 and does not reflect any subsequent information or events other than the restatement.

      For additional discussion of developments relating to periods subsequent to March 31, 2002, please see the Company’s reports filed with the Securities and Exchange Commission with respect to such subsequent periods, including the Company’s Quarterly Reports on Forms 10-Q/ A for the quarters ended June 30, 2002 and September 30, 2002.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
	March 31,

	Restated	Restated
	2002	2001

	(Unaudited)
	(Amounts in
	millions, except
	per share data)
Revenue	$314.7	$352.1

Operating Costs:
Operating Expenses	108.8	131.5
Selling and Administrative Expenses	127.4	143.0
Depreciation and Amortization	19.5	24.8

Operating Costs	255.7	299.3

Operating Income	59.0	52.8

Non-Operating Income (Expense) — Net:
Interest Income	0.7	0.8
Interest Expense	(5.0)	(1.2)
Minority Interest Expense	—	(5.4)
Other Expense — Net	(0.3)	(0.3)

Non-Operating Expense — Net	(4.6)	(6.1)

Income before Provision for Income Taxes	54.4	46.7
Provision for Income Taxes	20.4	18.5
Equity in Net Losses of Affiliates	(0.5)	(0.7)

Net Income	$33.5	$27.5

Basic Earnings Per Share of Common Stock	$0.45	$0.34

Diluted Earnings Per Share of Common Stock	$0.43	$0.33

Weighted Average Number of Shares Outstanding:
Basic	75.0	80.3

Diluted	77.9	82.6

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Restated	Restated
	March 31,	December 31,
	2002	2001

	(Unaudited)

	(Dollar amounts in
	millions, except per
	share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$89.4	$145.3
Accounts Receivable — Net of Allowance of $20.5 at March 31, 2002 and $21.0 at December 31, 2001	346.1	317.8
Other Current Assets	111.9	117.1

Total Current Assets	547.4	580.2

Non-Current Assets
Property, Plant and Equipment, Net	155.4	158.0
Prepaid Pension Costs	349.5	333.7
Computer Software, Net	96.5	103.6
Goodwill, Net	139.7	139.6
Other Non-Current Assets	142.6	147.5

Total Non-Current Assets	883.7	882.4

Total Assets	$1,431.1	$1,462.6

Current Liabilities
Notes Payable	$35.7	$—
Other Accrued and Current Liabilities	275.5	332.7
Unearned Subscription Income	402.3	359.5

Total Current Liabilities	713.5	692.2

Pension and Postretirement Benefits	379.8	377.3
Long Term Debt	299.6	299.6
Other Non-Current Liabilities	108.3	111.2
Contingencies (Note 8)
Minority Interest	1.3	1.3
Shareholders’ Equity
Preferred Stock, $.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Series Common Stock, $.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Common Stock, $.01 par value per share, authorized — 200,000,000 shares for 2002 and 2001 respectively — issued — 81,945,520	0.8	0.8
Unearned Compensation Restricted Stock	(1.5)	(1.8)
Capital Surplus	222.5	227.3
Retained Earnings	174.5	140.7
Treasury Stock, at cost, 7,386,300 shares at March 31, 2002 and 5,067,235 at December 31, 2001	(230.8)	(148.7)
Cumulative Translation Adjustment	(203.3)	(203.7)
Minimum Pension Liability	(33.6)	(33.6)

Total Shareholders’ Equity	(71.4)	(19.0)

Total Liabilities and Shareholders’ Equity	$1,431.1	$1,462.6

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	Restated	Restated
	2002	2001

	(Unaudited)
	(Dollar amounts
	in millions)
Cash Flows from Operating Activities:
Net Income	$33.5	$27.5
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	19.5	24.8
Equity Losses in Excess of Dividends Received from Affiliates	0.5	0.7
Deferred Income Taxes	9.2	0.5
Changes in Current Assets and Liabilities:
Increase in Accounts Receivable	(29.4)	(16.8)
Net Decrease (Increase) in Other Current Assets	1.3	(1.1)
Net Increase in Unearned Subscription Income	43.3	70.7
Net Decrease in Other Accrued and Current Liabilities	(62.9)	(52.0)
Accrued Income Taxes, Net	3.5	12.6
Net Increase in Long Term Liabilities	0.3	4.3
Increase in Other Long Term Assets	(13.9)	(16.2)
Other	2.6	2.7

Net Cash Provided by Operating Activities	7.5	57.7

Cash Flows from Investing Activities:
Capital Expenditures	(3.3)	(4.8)
Additions to Computer Software and Other Intangibles	(6.0)	(5.9)
Investments in Unconsolidated Affiliates	(0.9)	(8.9)
Other	1.1	4.6

Net Cash Used in Investing Activities	(9.1)	(15.0)

Cash Flows from Financing Activities:
Payments for Purchase of Treasury Shares	(95.2)	(9.0)
Net Proceeds from Stock Plans	5.9	5.1
Increase (Decrease) in Commercial Paper Borrowings	35.6	(49.5)
Repayment of Minority Interest Obligations	—	(300.0)
Increase in Long-Term Borrowings	—	299.6
Other	0.2	(1.5)

Net Cash Used in Financing Activities	(53.5)	(55.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.8)	0.4

Decrease in Cash and Cash Equivalents	(55.9)	(12.2)
Cash and Cash Equivalents, Beginning of Year	145.3	70.1

Cash and Cash Equivalents, End of Quarter	$89.4	$57.9

Supplemental Disclosure of Cash Flow information:
Cash Paid Year to Date for:
Income Taxes, Net of refunds	$4.4	$2.1
Interest and Minority Interest Expense	$9.2	$5.4

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Tabular dollar amounts in millions, except per share data)

Note 1 — Interim Consolidated Financial Statements

      These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation’s (“D&B” or the “Company”) 2001 Annual Report on Form 10-K/A. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

Note 2 — Restatement of Financial Statements

      As a result of a review of its revenue recognition practices undertaken during the fourth quarter of 2002, the Company identified timing errors totaling $32.3 million ($21.5 million net of tax) in the recognition of some revenue associated with 14 products during the period January 1, 1997 through September 30, 2002. In general, such revenue had been recognized at the time of billing instead of being deferred and recognized over the customer contract period (generally 12 months). Of the total errors, $1.4 million related to 2002. We also adjusted our consolidated balance sheets to reflect the tax effect of minimum pension liabilities for the years ended December 31, 1997 through 2001. The impact of the errors on the years ended December 31, 2001 and prior have been corrected through a restatement of previously reported amounts in Form 10-K/ A for the year ended December 31, 2001.

      The tables that follow present a summary of the impact of restating the consolidated statements of operations for the three months ended March 31, 2002 and March 31, 2001 and the balance sheets as of March 31, 2002 and December 31, 2001. The impact of the restatement is a reduction in revenue and net income of $3.8 million and $2.1 million, respectively, for the three months ended March 31, 2002, and $5.5 million and $3.4 million, respectively, for the three months ended March 31, 2001. The impact of recording the tax effect of the minimum pension liability is an increase to Other Non-Current Assets (Deferred Tax) and Total Shareholders’ Equity of $22.0 million as of March 31, 2002 and December 31, 2001.

	Year-to-Date		Year-to-Date
	March 31, 2002		March 31, 2001

	As Reported	As Restated	As Reported	As Restated

Impacts to Consolidated Statements of Operations:
Revenue	$318.5	$314.7	$357.6	$352.1
Operating Income	$62.8	$59.0	$58.3	$52.8
Income before Provision for Income Taxes	$58.2	$54.4	$52.2	$46.7
Net Income	$35.6	$33.5	$30.9	$27.5
Basic Earnings Per Share	$0.47	$0.45	$0.38	$0.34
Diluted Earnings Per Share	$0.46	$0.43	$0.37	$0.33

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2002		December 31, 2001

	As Reported	As Restated	As Reported	As Restated

Impacts to Consolidated Balance Sheets:
Other Non-Current Assets (inclusive of Deferred Taxes)	$109.5	$142.6	$116.1	$147.5
Total Assets	$1,398.0	$1,431.1	$1,431.2	$1,462.6
Unearned Subscription Income	$369.1	$402.3	$330.0	$359.5
Retained Earnings	$198.0	$174.5	$162.3	$140.7
Cumulative Translation Adjustment	$(204.7)	$(203.3)	$(205.2)	$(203.7)
Minimum Pension Liability	$(55.6)	$(33.6)	$(55.6)	$(33.6)
Total Shareholders’ Equity	$(71.3)	$(71.4)	$(20.9)	$(19.0)
Total Liabilities and Shareholders’ Equity	$1,398.0	$1,431.1	$1,431.2	$1,462.6

Note 3 — Recent Accounting Pronouncements

      Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Rather, the Company’s goodwill will be subject to periodic testing for impairment at the reporting unit level. D&B considers its operating segments, North America, Europe/Africa/Middle East (“Europe”) and Asia Pacific/Latin America (“APLA”), as its reporting units under the definitions of SFAS No. 142 for consideration of potential impairment of intangible and goodwill balances. The Company performed the impairment test required by the new standard on the recorded balance of goodwill as of December 31, 2001, in the amount of $139.6 million and determined that no charge for impairment was required.

      The adoption of SFAS No. 142 resulted in a $1.3 million reduction in amortization expense in the first quarter of 2002 compared to the same period in 2001. The full year impact in 2002 is expected to be a reduction of $5.3 million in amortization expense.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The proforma impact of this accounting policy change is outlined in the table below:

	Quarter Ended
	March 31,

	Restated	Restated
	2002	2001

Reported Net Income	$33.5	$27.5
Add Back: Goodwill Amortization	—	1.3

Adjusted Net Income	$33.5	$28.8

Basic EPS:
Reported Net Income	$0.45	$0.34
Add Back: Goodwill Amortization	—	0.02

Adjusted Net Income	$0.45	$0.36

Diluted EPS:
Reported Net Income	$0.43	$0.33
Add Back: Goodwill Amortization	—	0.02

Adjusted Net Income	$0.43	$0.35

      SFAS No. 142 also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to 40 years. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets.” Other intangible assets of $9.2 million at December 31, 2001, that continue to be amortized, have been reclassified and are now included in Other Non-Current Assets on the Balance Sheet.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS No. 144 did not have any impact on the Company’s consolidated results of operations and financial position this quarter.

Note 4 — Impact of Implementation of the “Blueprint for Growth” Strategy

     “Blueprint for Growth” Strategy

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

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The restructuring reserves and utilization to date were as follows:

	Original	Balance at	2002	Balance at
	Charge	12/31/2001	Payments	3/31/2002

2001 Restructuring Charge Severance and Termination	$20.7	$19.2	$(3.8)	$15.4
Asset Write-Offs	8.9	—	—	—
Lease Termination Obligations	3.2	1.6	(.1)	1.5

	$32.8	$20.8	$(3.9)	$16.9

2000 Restructuring Charge Severance and Termination	$28.2	$4.4	$(2.2)	$2.2
Asset Write-Offs	4.5	—	—	—
Lease Termination Obligations	8.8	4.0	(.4)	3.6

	$41.5	$8.4	$(2.6)	$5.8

      The Company completed all the actions contemplated under the first phase of its financial flexibility program as of the end of 2001 and plans to complete the remainder of the actions under the second phase by June 30, 2002. The remaining accruals largely relate to future payments to be made in accordance with the Company’s severance policy for actions that have already been taken.

Note 5 — Notes Payable and Indebtedness

      The Company’s borrowings at March 31, 2002 and December 31, 2001, including interest rate swaps designated as hedges, are summarized below:

	2002	2001

Commercial paper	$35.6	$—
Bank notes	.1	—

Notes Payable	$35.7	$—

Fair value of long term fixed rate notes	$296.2	$297.3
Fair value of interest rate swap	3.4	2.3

Long Term Debt	$299.6	$299.6

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Reconciliation of Weighted Average Shares

	Three Months
	Ended
	March 31,

	2002	2001

	(Share data
	in thousands)
Weighted average number of shares — basic	74,986	80,272
Dilutive effect of shares issuable under stock options, restricted stock and performance share plans	2,741	2,151
Adjustment of shares applicable to stock options exercised during the period and performance share plans	157	137

Weighted average number of shares — diluted	77,884	82,560

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

Note 7 — Comprehensive Income

      The Company’s total comprehensive income for the three-month periods ended March 31 was as follows:

	Three Months Ended
	March 31,

	Restated	Restated
	2002	2001

Net income	$33.5	$27.5
Other comprehensive income —
Foreign currency translation adjustment	.4	7.8
Unrealized mark to market impact on investments	(.2)	—

Total comprehensive income	$33.7	$35.3

Note 8 — Contingencies

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

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Information Resources

      On July 29, 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants R.H. Donnelley Corporation (“Donnelley”), A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly owned subsidiary of Donnelley.

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

      In November 1996, Donnelley completed a distribution to its shareholders (the “1996 Distribution”) of the capital stock of ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”). On October 28, 1996, in connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley entered into an Indemnity and Joint Defense Agreement (the “Indemnity and Joint Defense Agreement”) pursuant to which they have agreed: (i) to certain arrangements allocating potential liabilities (“IRI Liabilities”) that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the “ACN Maximum Amount”), and that Donnelley and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. In 2001, ACNielsen merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU N.V. is to be included for purposes of determining the ACN Maximum Amount, and VNU N.V. assumed ACNielsen’s liabilities under that agreement.

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

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In September 2000, the Company and Moody’s Corporation separated through a tax-free distribution to shareholders of Old D&B (“2000 Distribution”). Under the terms of the 2000 Distribution, the Company undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as between themselves, each of the Company and Moody’s will be responsible for 50% of any payments to be made with respect to the IRI action pursuant to the 1998 Distribution Agreement, including legal fees or expenses related thereto.

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

      Subsequent to making its May 2000 payment to the IRS, IMS sought partial reimbursement from NMR under their 1998 Distribution Agreement (the “IMS/NMR Agreement”). Neither the Company nor Donnelley was a party to the IMS/NMR Agreement. NMR paid IMS less than the amount sought by IMS under the IMS/NMR Agreement and, in 2001, IMS filed an arbitration proceeding against NMR to recover the difference. IMS sought to include Donnelley in this arbitration, arguing that if NMR should

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prevail in its interpretation of the IMS/NMR Agreement, then IMS could seek the same interpretation in an alternative claim against Donnelley. During the first quarter of 2002, the arbitration panel ruled that Donnelley properly belonged as a party to the arbitration. If NMR should prevail in the arbitration against IMS and, in turn, IMS should prevail against Donnelley, then the Company believes that the additional liability to Donnelley would be approximately $15 million, net of tax benefits. As noted above, under the 2000 Distribution Agreement, the Company is responsible for one-half of any amount for which Donnelley is liable in this matter. The Company believes that the claim asserted against Donnelley by IMS is without merit.

Note 9 — Subsequent Event

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

Note 10 — Segment Information

	Quarter Ended
	March 31,

	Restated	Restated
	2002	2001

Revenue:
North America	$239.7	$257.6
Europe	67.3	80.5
Asia Pacific/Latin America	7.7	14.0

Total Revenue	$314.7	$352.1

Operating Income (Loss):
North America	$80.2	$79.1
Europe	(3.3)	(7.2)
Asia Pacific/Latin America	(0.7)	(3.3)

Total Divisions	76.2	68.6
Corporate and Other	(17.2)	(15.8)

Operating Income	$59.0	$52.8

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Geographic and Product Line Information:

	Quarter Ended
	March 31,

	Restated	Restated
	2002	2001

Geographic Revenue
United States	$233.3	$250.5
International	81.4	101.6

Total Geographic Revenue	$314.7	$352.1

Product Line Revenue
North America:
Risk Management Solutions	$154.9	$156.1
Sales & Marketing Solutions	79.0	67.1
Supply Management Solutions	5.8	5.9

Core Revenue	239.7	229.1
Receivables Management Services and Other Divested Businesses	—	28.5

Total North America	239.7	257.6

Europe:
Risk Management Solutions	54.5	56.8
Sales & Marketing Solutions	11.4	13.4
Supply Management Solutions	1.4	0.6

Core Revenue	67.3	70.8
Receivables Management Services and Other Divested Businesses	—	9.7

Total Europe	67.3	80.5

APLA:
Risk Management Solutions	5.9	5.5
Sales & Marketing Solutions	1.8	1.4
Supply Management Solutions	—	-

Core Revenue	7.7	6.9
Receivables Management Services and Other Divested Businesses	—	7.1

Total APLA	7.7	14.0

Consolidated Operating Revenues:
Risk Management Solutions	215.3	218.4
Sales & Marketing Solutions	92.2	81.9
Supply Management Solutions	7.2	6.5

Core Revenue	314.7	306.8
Receivables Management Services and Other Divested Businesses	—	45.3

Total Revenue	$314.7	$352.1

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Restated	Restated
	Mar 2002	Dec 2001

Assets:
North America	$437.6	$387.7
Europe	409.5	447.2
Asia Pacific/Latin America	26.2	26.5

Total Divisions	873.3	861.4
Corporate and Other (primarily domestic pensions and taxes)	557.8	601.2

Total Assets	$1,431.1	$1,462.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Dun & Bradstreet Corporation’s (“D&B” or the “Company”) discussion and analysis of its financial condition and results of operations for the first quarter of 2002 are based upon the Company’s unaudited consolidated financial statements for that period. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. These financial statements should be read in conjunction with the consolidated financial statements and related notes filed with the Securities and Exchange Commission on Form 10-K/A for the year ended December 31, 2001, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

      D&B, which provides the information, tools and expertise to help customers Decide with Confidence, is managed on a geographical basis with three operating segments: North America, Europe/Africa/Middle East (“Europe”) and Asia Pacific/Latin America (“APLA”). In each segment, the Company is focused on its core product lines: Risk Management Solutions, Sales & Marketing Solutions, and Supply Management Solutions. In this discussion of the Company’s results, revenues from Receivable Management Services (“RMS”), which was sold in the second quarter of 2001, and all other divested businesses have been reclassified as “RMS and Other Divested Businesses” and certain prior-period amounts have been adjusted to conform to the 2002 presentation. Other divested businesses also include results of the Australia/New Zealand operation, sold in the third quarter of 2001, and operations in other countries in APLA that underwent business model changes. D&B evaluates performance and allocates resources based on segment revenues and operating income. For management reporting purposes, restructuring charges, transition costs and other transactions incurred in connection with the Blueprint Strategy are not allocated to any of the business segments.

      The following table sets forth condensed financial information derived from the Company’s consolidated financial statements for the periods indicated:

	Quarter Ended
	March 31,

	Restated	Restated
	2002	2001

Operating Revenues:
North America	$239.7	$229.1
Europe	67.3	70.8
Asia Pacific/Latin America	7.7	6.9

Total Core Revenues	314.7	306.8
Receivable Management Services and Other Divested Businesses	—	45.3

Consolidated Operating Revenues	$314.7	$352.1

Operating Income (Loss):
North America	$80.2	$79.1
Europe	(3.3)	(7.2)
Asia Pacific/Latin America	(0.7)	(3.3)

Total Divisions	76.2	68.6
Corporate and Other	(17.2)	(15.8)

Consolidated Operating Income	59.0	52.8

Non-Operating Income (Expense) — Net	(4.6)	(6.1)
Provision for Income Taxes	20.4	18.5
Equity in Net Losses of Affiliates	(0.5)	(0.7)

	Quarter Ended
	March 31,

	Restated	Restated
	2002	2001

Net Income	$33.5	$27.5

Basic Earnings Per Share of Common Stock	$0.45	$0.34

Diluted Earnings Per Share of Common Stock	$0.43	$0.33

      To facilitate an understanding of D&B’s results, certain significant events should be considered, including:

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

      In April 2002, the Company announced the third phase of its financial flexibility program that is expected to capture approximately $80 million in additional funds that can be reallocated in 2003. The Company will continue consolidating functions and streamlining processes, automating data collection and fulfillment functions, migrating revenue to the web while creating a more efficient business model, and outsourcing select activities. In the third phase an additional 1,300 people worldwide are expected to have their positions eliminated by June 2003. This brings the total number of people reduced from the core business since the start of the Blueprint for Growth’s financial flexibility initiatives in October 2000 to 3,000 and positions eliminated to 3,300.

      The Company currently expects to incur a charge in the range of $30 to $35 million pre-tax in the 2002 second quarter resulting from implementing the third phase of its financial flexibility program, primarily for severance and the write-off of assets.

Results of Operations

     Consolidated Results

      For the quarter ended March 31, 2002, D&B reported net income of $33.5 million, or $.45 per share basic and $.43 per share diluted. This compares with the first quarter of 2001 net income of $27.5 million and earnings per share of $.34 basic and $.33 diluted. Net income increased 22% and earnings per share increased 32% for basic and 30% for diluted earnings.

      Reported operating revenues declined 11% to $314.7 million in the first quarter of 2002, compared with $352.1 million in the first quarter of 2001. Core revenues, which excludes revenues from RMS and other divested businesses, increased 3%, as revenue growth in North America of 5% and in APLA of 13% were partially offset by a decline in Europe of 5%. Before the effect of foreign exchange, core revenues increased 4% in the first quarter of 2002 as compared to the first quarter of 2001, with a European revenue decline of 2% offset by APLA revenue growth of 17% from the prior year. D&B’s results, before the effect of foreign exchange, reflect flat performance in both revenues from traditional Risk Management Solutions and value-added Risk Management Solutions, a 13% increase in Sales & Marketing Solutions and a 12% increase in Supply Management Solutions. The revenue growth in Sales & Marketing Solutions has been driven by the strategic acquisitions of iMarket and Harris Infosource and growth in value-added solutions.

      Operating costs decreased 15% to $255.7 million in the first quarter of 2002 compared with $299.3 million in the first quarter of 2001, primarily as a result of net cost savings achieved through the financial flexibility program discussed above. Selling and administrative expenses declined 11% to $127.4 million in the first quarter of 2002 compared with $143.0 million in the first quarter of 2001. Administrative cost savings achieved through the financial flexibility program were partially offset by transition costs incurred in implementing the Blueprint for Growth strategy and planned spending in the B2B e-business. Depreciation and amortization decreased 21% to $19.5 million in the first quarter of 2002, as compared to the first quarter of 2001 as a result of lower capitalized spending during the past few years and the write-off of certain assets in connection with the financial flexibility programs. The $1.3 million impact of the elimination of amortization of goodwill, upon adoption of SFAS No 142 in the first quarter of 2002, also contributed to the decrease in the prior period.

      Operating income increased 12% in the first quarter of 2002 to $59.0 million from $52.8 million in the first quarter of 2001 as a result of the financial flexibility program initiatives, which continue to reduce costs throughout the Company.

      Non-operating expense — net was $4.6 million in the first quarter of 2002 compared with $6.1 million in the first quarter of 2001. Included in non-operating income (expense) — net is interest income and expense, minority interest expense in the prior year and other income (expense) — net. Interest income was $0.7 million and $0.8 million in the first quarter of 2002 and 2001, respectively. Interest expense of $5.0 million in the first quarter of 2002 decreased by $1.6 million compared to combined interest and minority interest expense of $6.6 million in the first quarter of the prior year, as the Company’s cost of financing has decreased. Other expense — net was $0.3 million in the first quarter of both years.

      D&B’s effective tax rate was 37.5% in the first quarter of 2002 compared with 39.6% in the first quarter of 2001. The tax rate has declined as result of better global tax planning as well as improvements in our tax planning at the state and local level.

      D&B recognized $0.5 million and $0.7 million as equity in net losses of affiliates for the quarters ended March 31, 2002 and 2001, respectively. These losses result from the Company’s investment in a joint venture with American International Group, Inc. called Avantrust LLC.

     Segment Results (see Note 10 to the consolidated financial statements)

     North America

      North America’s core revenues were $239.7 million in the first quarter of 2002, up 5% from the first quarter of 2001 core revenues. In comparing first quarter 2002 and first quarter 2001 revenues, North America’s revenues from Risk Management Solutions of $154.9 million decreased 1%, revenues from Sales & Marketing Solutions increased 18% to $79.0 million, and revenues from Supply Management Solutions were relatively flat at $5.8 million. The decline in revenues in Risk Management Solutions reflected a 2% decline in the traditional products, which were adversely impacted by one less business day in 2002 than in the prior year quarter and an underlying decline in the usage of these products, partially offset by a 3% increase in sales of value-added products. The 18% increase in revenues from Sales & Marketing Solutions was driven by growth in both traditional and value-added marketing products and last year’s acquisitions of iMarket and Harris Infosource. In the first quarter of 2001 total North American reported revenues were $257.6 million, which included RMS and Other Divested Businesses revenues of $28.5 million. Total North American reported revenues declined 7% from the first quarter last year.

      North America’s operating income in the first quarter of 2002 was $80.2 million, a 1% increase over the first quarter of the prior year, reflecting the benefits of the Company’s financial flexibility initiatives offset by planned investments in the D&B E-Business Solutions and the loss of operating income from the RMS business sold in the second quarter of 2001.

     Europe

      Europe’s core revenues were $67.3 million in the first quarter of 2002, down 5% when compared with the first quarter of 2001 core revenues of $70.8 million. However, before the effect of foreign exchange, Europe’s core revenues would have decreased 2%. Before the effect of foreign exchange, Europe’s revenues from Risk Management Solutions remained relatively flat. Before the effect of foreign exchange, Europe reported a decrease in revenues from Sales & Marketing Solutions of 12%, and a substantial increase in revenues from Supply Management Solutions on a relatively small base. Europe’s results were impacted by weak economic conditions tied to the global slowdown. In the first quarter of 2001, total European reported revenues were $80.5 million, which included RMS and Other Divested Businesses revenues of $9.7 million. Total Europe’s reported revenues declined 17% from the first quarter last year.

      Europe reported an operating loss of $3.3 million in the first quarter of 2002 as compared to an operating loss of $7.2 million in the first quarter of 2001. The Company’s financial flexibility initiatives, including a reorganization in the management of Europe from 19 separate country operations to a “One Europe” business model, continued to contribute to the improvement in European results.

     APLA

      APLA reported core revenues of $7.7 million in the first quarter of 2002, compared to $6.9 million in the first quarter of 2001. Before the effect of foreign exchange, core revenues would have increased 17%. Before the effect of foreign exchange, APLA’s revenues from Risk Management Solutions increased 11% and revenues from Sales & Marketing Solutions increased 40% as a result of strong performance of value-added products. In the first quarter of 2001, total APLA reported revenues were $14.0 million, which included RMS and Other Divested Businesses revenues of $7.1 million. Total APLA’s reported revenues declined 45% from the first quarter last year. The reported revenues in the first quarter of 2001 include the revenues of the RMS business and Australia/New Zealand operation as well as revenues related to other business model changes in the region.

      APLA reported an operating loss of $0.7 million in the first quarter of 2002, compared with an operating loss of $3.3 million in the first quarter of 2001. The improvement in APLA’s results reflects the benefit of the Company’s on-going financial flexibility initiatives including business model changes designed to align investment in the region with revenue growth and profit potential.

Recent Accounting Pronouncements

      As of January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Rather, the Company’s goodwill will be subject to periodic testing for impairment at the reporting unit level. D&B considers its operating segments, North America, Europe and APLA, as its reporting units under the definitions of SFAS No. 142 for consideration of potential impairment of intangible and goodwill balances. The Company performed the impairment test required by the new standard on the recorded balance of goodwill as of December 31, 2001, in the amount of $139.6 million and determined that no charge for impairment was required.

      The adoption of SFAS No. 142 resulted in a $1.3 million reduction in amortization expense in the first quarter of 2002 compared to the same period in 2001. The full year impact in 2002 will be a reduction of $5.3 million.

      The proforma impact of this accounting policy change is outlined in the table below:

	Quarter Ended
	March 31,

	Restated	Restated
	2002	2001

Reported Net Income	$33.5	$27.5
Add Back: Goodwill Amortization	—	1.3

Adjusted Net Income	$33.5	$28.8

Basic EPS:
Reported Net Income	$0.45	$0.34
Add Back: Goodwill Amortization	—	0.02

Adjusted Net Income	$0.45	$0.36

Diluted EPS:
Reported Net Income	$0.43	$0.33
Add Back: Goodwill Amortization	—	0.02

Adjusted Net Income	$0.43	$0.35

      SFAS No. 142 also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to 40 years. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets.” Other intangible assets of $9.2 million at December 31, 2001 that continue to be amortized have been reclassified and are now included in Other Non-Current Assets on the Balance Sheet.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS No. 144 did not have any impact on the Company’s consolidated results of operations and financial position this quarter.

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

Cash Provided by Operating Activities

      Cash provided by operating activities in the first quarter of 2002 was $7.5 million. Operating activities in the first quarter of 2001 provided net cash of $57.7 million. Cash flows from operations were negatively impacted by the loss of cash provided by the RMS business, which was sold in the second quarter of 2001, an increase in accounts receivable, and a decline in unearned subscription income compared to the first quarter of last year due to timing of contract renewals, a slowdown in the sales of traditional risk management services and mix effects. During the first quarter 2002, D&B made payments of $6.5 million related to restructuring actions under the Blueprint for Growth compared to $9.9 million for the first quarter of 2001.

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

Forward-Looking Statements

      Certain statements in this Form 10-Q/A are forward-looking statements. Statements that are not historical facts are forward-looking statements. In addition, words such as “expects,” “anticipates,” “believes,” “plans,” “guidance” and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are based on D&B’s reasonable expectations at the time that they are made. However, forward-looking statements are not guarantees of future performance as they involve risks, uncertainties and assumptions that may prove to be incorrect and that may cause D&B’s actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect D&B’s performance, which are discussed more fully in the Company’s 2001 Form 10-K/A, include: the possibility that economic or other conditions might lead to a reduction in the demand for D&B products and services worldwide; the possibility that the current economic slowdown may worsen and/or persist for an unpredictable period of time; D&B’s ability to successfully implement its Blueprint for Growth, including the ability to achieve its financial flexibility objectives on terms and conditions contemplated by D&B; changes in the business information and risk management industries and markets, including changes in customer preferences for products and product delivery formats resulting from advances in information technology; competitive pressures causing price reductions and/or loss of market share; risks associated with investments and operations in foreign countries, including foreign economic conditions, exchange rate fluctuations, regulatory environment, and cultural factors; D&B’s ability to successfully integrate recent and future acquisitions, alliances and investments; D&B’s ability to protect its proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the potential loss of key business assets, including data center capacity, or interruption of telecommunication links or power sources; changes in the legislative, accounting, regulatory and commercial environments affecting D&B’s ability to collect, manage, aggregate and use data; D&B’s ability to attract and retain key employees; and the competitive implications that the conversion to the euro may have on D&B’s pricing and marketing strategies. D&B undertakes no obligations to update any forward-looking statements to reflect future events or circumstances.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      The Company’s market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation’s 2001 Consolidated Financial Statements included in its Annual Report on Form 10-K/A provide a more detailed discussion of the market risks affecting operations. As of March 31, 2002, no material change had occurred in the Company’s market risks, as compared to the disclosure in the Form 10-K/A for the year ending December 31, 2001.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      Information in response to this Item is included in Note 8 — Contingencies on Pages 9-12 in Part I, Item 1 of this Form 10-Q/A.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By: /s/ SARA MATHEW Sara Mathew Senior Vice President and Chief Financial Officer

Date: March 18, 2003

By: /s/ MARY JANE RAYMOND Mary Jane Raymond Vice President and Corporate Controller

Date: March 18, 2003

CERTIFICATION OF THE CHAIRMAN AND CHIEF EXECUTIVE OFFICER

I, Allan Z. Loren, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 2) of The Dun and Bradstreet Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

By: /s/ ALLAN Z. LOREN Allan Z. Loren Chairman and Chief Executive Officer

Date: March 18, 2003

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Sara Mathew, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 2) of The Dun and Bradstreet Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: March 18, 2003	By: /s/ SARA MATHEW Sara Mathew Senior Vice President and Chief Financial Officer