Form 10-Q/A
period 2002-06-30
DUN & BRADSTREET CORP/NW
filed 2003-03-19
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

(973) 921-5500

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at June 30, 2002

Common Stock, par value $.01 per share	74,260,627

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
SIGNATURES

THE DUN & BRADSTREET CORPORATION

INDEX TO FORM 10-Q/A

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)	2
	Consolidated Balance Sheets June 30, 2002 (Unaudited) and December 31, 2001	3
	Consolidated Statements of Cash Flows Six Months Ended June 30, 2002 and 2001 (Unaudited)	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
SIGNATURES		28

Explanatory Note:

      As a result of a review of its revenue recognition practices undertaken during the fourth quarter of 2002, The Dun & Bradstreet Corporation (the “Company”) identified timing errors totaling $32.3 million ($21.5 million net of tax) in the recognition of some revenue associated with 14 products during the period January 1, 1997 through September 30, 2002. In general, such revenue had been recognized at the time of billing instead of being deferred and recognized over the customer contract period (generally 12 months). Of the total errors, $1.4 million related to 2002. We have also adjusted our consolidated balance sheets to reflect the tax effect of minimum pension liabilities for the years ended December 31, 1997 through 2001. The impact of the errors on the years ended December 31, 2001 and prior have been corrected through a restatement of previously reported amounts in Form 10-K/ A for the year ended December 31, 2001. Note 2 to the consolidated financial statements summarizes the impact of this restatement on the Company’s statements of operations for the three and six months ended June 30, 2002 and June 30, 2001 and the balance sheets as of June 30, 2002 and December 31, 2001.

      This Form 10-Q/ A hereby amends and restates Items 1, 2, and 3 in Part I and Item 1 in Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, to reflect the restatement of the Company’s consolidated financial statements included in such report. We are also correcting the number of shares of our common stock authorized as of December 31, 2001 as reflected on the consolidated balance sheets in the previously filed Form 10-Q. No further changes to the previously filed Form 10-Q are being made. All information in this Form 10-Q/ A is as of June 30, 2002 and does not reflect any subsequent information or events other than the restatement.

      For additional discussion of developments relating to periods subsequent to June 30, 2002, please see the Company’s report filed with the Securities and Exchange Commission with respect to such subsequent periods, including the Company’s Quarterly Report on Forms 10-Q/ A for the quarter ended September 30, 2002.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Year-to-Date
	June 30,		June 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

	(Unaudited)

	(Amounts in millions, except per share data)
Revenue	$305.9	$322.8	$620.6	$674.9

Operating Costs:
Operating Expenses	102.2	115.8	211.0	247.3
Selling and Administrative Expenses	122.1	128.3	249.5	271.3
Depreciation and Amortization	19.9	23.8	39.4	48.6
Restructuring Expense — Net	30.9	28.8	30.9	28.8
Reorganization Costs	—	(7.0)	—	(7.0)

Operating Costs	275.1	289.7	530.8	589.0

Operating Income	30.8	33.1	89.8	85.9

Non-Operating Income (Expense) — Net:
Interest Income	0.6	1.5	1.3	2.3
Interest Expense	(4.9)	(5.6)	(9.9)	(6.8)
Minority Interest Expense	—	—	—	(5.4)
Other Income (Expense) — Net	(3.5)	34.8	(3.8)	34.5

Non-Operating Income (Expense) — Net	(7.8)	30.7	(12.4)	24.6

Income before Provision for Income Taxes	23.0	63.8	77.4	110.5
Provision for Income Taxes	10.9	24.6	31.3	43.1
Equity in Net Losses of Affiliates	(1.2)	(1.1)	(1.7)	(1.8)

Net Income	$10.9	$38.1	$44.4	$65.6

Basic Earnings Per Share of Common Stock	$0.15	$0.47	$0.60	$0.82

Diluted Earnings Per Share of Common Stock	$0.14	$0.46	$0.57	$0.80

Weighted Average Number of Shares Outstanding:
Basic	74.4	80.2	74.7	80.3

Diluted	77.1	82.5	77.4	82.4

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Restated	Restated
	June 30,	December 31,
	2002	2001

	(Unaudited)

	(Dollar amounts in
	millions, except per share
	data)
ASSETS
Current Assets
Cash and Cash Equivalents	$147.1	$145.3
Accounts Receivable — Net of Allowance of $21.5 at June 30, 2002 and $21.0 at December 31, 2001	280.8	317.8
Other Current Assets	94.0	117.1

Total Current Assets	521.9	580.2

Non-Current Assets
Property, Plant and Equipment, Net	141.9	158.0
Prepaid Pension Costs	364.9	333.7
Computer Software, Net	81.9	103.6
Goodwill, Net	145.6	139.6
Other Non-Current Assets	127.7	147.5

Total Non-Current Assets	862.0	882.4

Total Assets	$1,383.9	$1,462.6

Current Liabilities
Other Accrued and Current Liabilities	$291.2	$332.7
Unearned Subscription Income	379.4	359.5

Total Current Liabilities	670.6	692.2

Pension and Postretirement Benefits	378.4	377.3
Long Term Debt	299.7	299.6
Other Non-Current Liabilities	106.1	111.2
Contingencies (Note 8)
Minority Interest	1.2	1.3
Shareholders’ Equity
Preferred Stock, $.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Series Common Stock, $.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Common Stock, $.01 par value per share, authorized — 200,000,000 shares for 2002 and 2001 respectively — issued — 81,945,520	0.8	0.8
Unearned Compensation Restricted Stock	(1.2)	(1.8)
Capital Surplus	221.2	227.3
Retained Earnings	185.2	140.7
Treasury Stock, at cost, 7,684,893 shares at June 30, 2002 and 5,067,235 at December 31, 2001	(242.8)	(148.7)
Cumulative Translation Adjustment	(201.7)	(203.7)
Minimum Pension Liability	(33.6)	(33.6)

Total Shareholders’ Equity	(72.1)	(19.0)

Total Liabilities and Shareholders’ Equity	$1,383.9	$1,462.6

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	Restated	Restated
	2002	2001

	(Unaudited)

	(Dollar amounts in
	millions)
Cash Flows from Operating Activities:
Net Income	$44.4	$65.6
Reconciliation of Net Income to Net Cash
Depreciation and Amortization	39.4	48.6
Gain from Sale of Businesses	—	(36.4)
Equity Losses in Excess of Dividends Received from Affiliates	1.7	1.8
Restructuring Expense, Net and Other Asset Impairments	30.9	28.8
Decrease in Accounts Receivable	40.8	40.7
Net Decrease in Other Current Assets	0.8	13.2
Deferred Revenue from RMS Agreement	(3.5)	35.4
Deferred Income Taxes	12.1	(0.3)
Accrued Income Taxes, Net	5.5	1.2
Net Increase in Long Term Liabilities	0.4	5.1
Increase in Other Long Term Assets	(21.5)	(29.5)
Net Increase in Unearned Subscription Income	15.5	31.8
Net Decrease in Other Accrued and Current Liabilities	(67.4)	(56.3)
Other	6.0	5.0

Net Cash Provided by Operating Activities	105.1	154.7

Cash Flows from Investing Activities:
Cash Proceeds from Sale of Real Estate	21.5	—
Cash Proceeds from Sale of Businesses	—	76.4
Payments for Acquisition of Businesses	—	(16.6)
Capital Expenditures	(6.1)	(8.5)
Additions to Computer Software and Other Intangibles	(15.0)	(18.7)
Investments in Unconsolidated Affiliates	(0.9)	(8.9)
Other	(1.5)	3.8

Net Cash (Used in) Provided by Investing Activities	(2.0)	27.5

Cash Flows from Financing Activities:
Payments for Purchase of Treasury Shares	(111.3)	(26.5)
Net Proceeds from Stock Plans	7.8	10.9
Decrease in Commercial Paper Borrowings	—	(49.5)
Repayment of Minority Interest Obligations	—	(300.0)
Increase in Long-Term Borrowings	—	299.6
Other	0.5	(1.9)

Net Cash Used in Financing Activities	(103.0)	(67.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.7	0.3

Increase in Cash and Cash Equivalents	1.8	115.1
Cash and Cash Equivalents, Beginning of Year	145.3	70.1

Cash and Cash Equivalents, End of Quarter	$147.1	$185.2

Supplemental Disclosure of Cash Flow information:
Cash Paid Year to Date for:
Income Taxes, Net of refunds	$12.5	$35.6
Interest and Minority Interest Expense	$9.3	$5.7

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

Note 2 — Restatement of Financial Statements

      As a result of a review of its revenue recognition practices undertaken during the fourth quarter of 2002, the Company identified timing errors totaling $32.3 million ($21.5 million net of tax) in the recognition of some revenue associated with 14 products during the period January 1, 1997 through September 30, 2002. In general, such revenue had been recognized at the time of billing, instead of being deferred and recognized over the customer contract period (generally 12 months). Of the total errors, $1.4 million related to 2002. We also adjusted our consolidated balance sheets to reflect the tax effect of minimum pension liabilities for the years ended December 31, 1997 through 2001. The impact of the errors on the years ended December 31, 2001 and prior have been corrected through a restatement of previously reported amounts in Form 10-K/ A for the year ended December 31, 2001.

      The tables that follow present a summary of the impact of restating the consolidated statements of operations for the three and six months ended June 30, 2002 and June 30, 2001 and the balance sheets as of June 30, 2002 and December 31, 2001. The impact of the restatement is an increase in revenue and net income of $0.7 million and $0.7 million, respectively, for the three months ended June 30, 2002, and $2.1 million and $1.4 million, respectively, for the three months ended June 30, 2001. The impact of the restatement is a reduction in revenue and net income of $3.1 million and $1.4 million, respectively, for the six months ended June 30, 2002, and $3.4 million and $2.0 million, respectively, for the six months ended June 30, 2001. The impact of recording the tax effect of the minimum pension liability is an increase to Other Non-Current Assets (Deferred Tax) and Total Shareholders’ Equity of $22.0 million as of June 30, 2002 and December 31, 2001.

	Quarter Ended		Quarter Ended		Year-to-Date		Year-to-Date
	June 30, 2002		June 30, 2001		June 30, 2002		June 30, 2001

	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Impacts to Consolidated Statements of Operations:
Revenue	$305.2	$305.9	$320.7	$322.8	$623.7	$620.6	$678.3	$674.9
Operating Income	$30.1	$30.8	$31.0	$33.1	$92.9	$89.8	$89.3	$85.9
Income before Provision for Income Taxes	$22.3	$23.0	$61.7	$63.8	$80.5	$77.4	$113.9	$110.5
Net Income	$10.2	$10.9	$36.7	$38.1	$45.8	$44.4	$67.6	$65.6
Basic Earnings Per Share	$0.14	$0.15	$0.46	$0.47	$0.61	$0.60	$0.84	$0.82
Diluted Earnings Per Share	$0.13	$0.14	$0.44	$0.46	$0.59	$0.57	$0.82	$0.80

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2002		December 31, 2001

	As	As	As	As
	Reported	Restated	Reported	Restated

Impacts to Consolidated Balance Sheets:
Other Non-Current Assets (inclusive of Deferred Taxes)	$94.5	$127.7	$116.1	$147.5
Total Assets	$1,350.7	$1,383.9	$1,431.2	$1,462.6
Unearned Subscription Income	$346.3	$379.4	$330.0	$359.5
Retained Earnings	$208.0	$185.2	$162.3	$140.7
Cumulative Translation Adjustment	$(202.6)	$(201.7)	$(205.2)	$(203.7)
Minimum Pension Liability	$(55.6)	$(33.6)	$(55.6)	$(33.6)
Total Shareholders’ Equity	$(72.2)	$(72.1)	$(20.9)	$(19.0)
Total Liabilities and Shareholders’ Equity	$1,350.7	$1,383.9	$1,431.2	$1,462.6

Note 3 — Recent Accounting Pronouncements

      Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Rather, the Company’s goodwill is subject to periodic testing for impairment at the reporting unit level. D&B considers its operating segments, North America, Europe/Africa/Middle East (“Europe”) and Asia Pacific/Latin America (“APLA”), as its reporting units under the definitions of SFAS No. 142 for consideration of potential impairment of intangible and goodwill balances. The Company performed the impairment test required by the new standard on the recorded balance of goodwill as of December 31, 2001, in the amount of $139.6 million and determined that no charge for impairment was required.

      The adoption of SFAS No. 142 resulted in a $1.3 million reduction in amortization expense in the second quarter of 2002 compared to the same period in 2001. For the first half of 2002, the reduction was $2.6 million compared to the first half of 2001. The full year impact in 2002 is expected to be a reduction of $5.3 million in amortization expense.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma impact of this accounting policy change is outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

Reported Net Income	$10.9	$38.1	$44.4	$65.6
Add Back: Goodwill Amortization	—	1.3	—	2.6

Adjusted Net Income	$10.9	$39.4	$44.4	$68.2

Basic EPS:
Reported Net Income	$0.15	$0.47	$0.60	$0.82
Add Back: Goodwill Amortization	—	0.02	—	0.04

Adjusted Net Income	$0.15	$0.49	$0.60	$0.86

Diluted EPS:
Reported Net Income	$0.14	$0.46	$0.57	$0.80
Add Back: Goodwill Amortization	—	0.02	—	0.04

Adjusted Net Income	$0.14	$0.48	$0.57	$0.84

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

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets. As discussed in Note 4 — Impact of Implementation of the “Blueprint for Growth” Strategy — during the second quarter of 2002, the Company incurred impairment losses of $10.6 million related to assets being sold or abandoned during the quarter as a result of actions taken under its financial flexibility program.

Note 4 — Impact of Implementation of the “Blueprint for Growth” Strategy

“Blueprint for Growth” Strategy

      In October 2000, D&B announced a new business strategy, the Blueprint for Growth, designed to transform D&B into a growth company with an important presence on the Web, while also delivering shareholder value during the transformation. The implementation of the Blueprint for Growth requires significant investments. These investments include leveraging the brand through advertising, enhancing the current business by expanding and improving the Company’s database, reinvigorating current products, creating new value–added products and solutions, further developing the B2B e-business, and building a winning culture by enabling and strengthening our leadership and continuing to promote and add leaders. In order to fund these investments, D&B has identified opportunities to reallocate spending in order to invest for growth and deliver shareholder value. D&B also reviewed its non-core businesses and assets with a view to converting them into cash.

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

      As part of this third phase of the financial flexibility program, the Company will outsource certain functions to Computer Sciences Corporation (“CSC”). Under the terms of the agreement, data center operations, technology help desk and network management functions in the United States and in the United Kingdom will transition to CSC. In addition, as part of the agreement, CSC acquired the Company’s data center and print mail facility located in Berkeley Heights, New Jersey and related assets for $10 million which management considered the fair value for the assets. This resulted in the $9.7 million impairment loss noted above. In August 2002, 350 D&B employees transitioned to CSC.

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

      The restructuring reserves and utilization to date were as follows:

		2002
	Original	Payments/	Balance at
	Charge	Write-Offs	6/30/2002

2002 Restructuring Charge Severance and Termination	$18.6	$(.7)	$17.9
Asset Write-Offs	10.6	(10.6)	—
Lease Termination Obligations	1.7	—	1.7

	$30.9	$(11.3)	$19.6

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Original	Balance at	2002	Balance at
	Charge	12/31/2001	Payments	6/30/2002

2001 Restructuring Charge Severance and Termination	$20.7	$19.2	$(11.8)	$7.4
Asset Write-Offs	8.9	—	—	—
Lease Termination Obligations	3.2	1.6	(.3)	1.3

	$32.8	$20.8	$(12.1)	$8.7

2000 Restructuring Charge Severance and Termination	$28.2	$4.4	$(2.7)	$1.7
Asset Write-Offs	4.5	—	—	—
Lease Termination Obligations	8.8	4.0	(.6)	3.4

	$41.5	$8.4	$(3.3)	$5.1

      The Company completed all the actions contemplated under the first phase of its financial flexibility program as of the end of 2001 and completed the remainder of the actions under the second phase as of June 30, 2002. The remaining accruals relate to future payments to be made in accordance with the Company’s severance policies and for lease termination obligations for actions that have already been taken.

Note 5 — Notes Payable and Indebtedness

      The Company’s borrowings at June 30, 2002 and December 31, 2001, including interest rate swaps designated as hedges, are summarized below:

	2002	2001

Fair value of long term fixed rate notes	$300.3	$297.3
Fair value of interest rate swaps	(.6)	2.3

Long Term Debt	$299.7	$299.6

Note 6 — Reconciliation of Weighted Average Shares

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Share data in thousands)
Weighted average number of shares — basic	74,404	80,246	74,693	80,259
Dilutive effect of shares issuable under stock options, restricted stock and performance share plans	2,682	2,128	2,672	2,028
Adjustment of shares applicable to stock options exercised during the period and performance share plans	40	133	74	148

Weighted average number of shares — diluted	77,126	82,507	77,439	82,435

      During the second quarter of 2002, the Company repurchased 425,900 shares for $16.1 million to mitigate the dilutive effect of the shares issued under stock incentive plans and in connection with its Employee Stock Purchase Plan. During the first half of 2002, D&B has repurchased 670,700 shares for

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 7 — Comprehensive Income

      The Company’s total comprehensive income for the three-month and six-month periods ended June 30 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

Net income	$10.9	$38.1	$44.4	$65.6
Other comprehensive income (loss) —
Foreign currency translation adjustment	1.5	(11.4)	2.0	(3.6)
Unrealized losses on investments	—	—	(0.2)	(0.1)

Total comprehensive income	$12.4	$26.7	$46.2	$61.9

Note 8 — Contingencies

      The Company and its subsidiaries are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is probable that the Company has incurred a loss and the loss or range of loss can be reasonably estimated, the Company has recorded reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessment and estimates of such liabilities accordingly.

      Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending tax and legal proceedings, claims and litigation will not have a material effect on the Company’s results of operations, cash flows or financial position, with the possible exception of the matters described below.

      In order to understand the Company’s exposure to the potential liabilities described below, it is important to understand the relationship between the Company and Moody’s Corporation (“Moody’s”), and the Company and its predecessors and other parties who, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

      In November 1996, the company then known as The Dun & Bradstreet Corporation through a spin-off separated into three separate public companies, The Dun & Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). In June 1998, The Dun & Bradstreet Corporation through a spin-off separated into two separate public companies, The Dun & Bradstreet Corporation and R.H. Donnelley Corporation (the “1998 Distribution”). During 1998, Cognizant through a spin-off separated into two separate public companies, IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, The

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dun & Bradstreet Corporation (“Old D&B”) through a spin-off separated into two separate public companies, the Company and Moody’s (the “2000 Distribution”.)

     Tax Matters

      Old D&B and its predecessors had entered into global tax planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. The status of Internal Revenue Service (“IRS”) reviews of these initiatives is summarized below.

      Pursuant to a series of agreements, as between themselves, IMS and NMR are jointly and severally liable to pay one-half, and the Company and Moody’s are jointly and severally liable to pay the other half, of any payments for taxes and accrued interest resulting from unfavorable IRS rulings on certain tax matters (excluding the matter described below as “Amortization Expense Deductions” for which the Company and Moody’s are solely responsible) and certain other potential tax liabilities after the Company and/or Moody’s pays the first $137 million, which amount was paid in connection with the matter described below as “Utilization of Capital Losses”.

      In connection with the 2000 Distribution and pursuant to the terms of the related Distribution Agreement, the Company and Moody’s have, between themselves, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to their respective business operations.

      Utilization of Capital Losses — 1989-1990. The IRS completed its review of the utilization of certain capital losses generated during 1989 and 1990 and on June 26, 2000, issued a formal assessment. On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000 and IMS paid the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, the Company is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. Old D&B has filed a petition for a refund in the U.S. District Court on September 21, 2000.

      Royalty Expense Deductions — 1994-1996. During the second quarter of this year, the Company received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by Old D&B on its 1994, 1995 and 1996 tax returns. The IRS previously concluded an audit of this transaction for taxable years 1993 and 1994 and did not disallow any similarly claimed deductions. The Company disagrees with the position taken by the IRS in its Notice and has filed a responsive brief to this effect with the IRS. If the IRS were to issue a formal assessment consistent with the Notice and prevail, then the Company would be required to pay the assessment. If the Company were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amounts would be required in connection with such challenge. The Company estimates that its share of the required payment to the IRS would be up to $48 million ($42 million net of associated tax benefits).

      Amortization Expense Deductions — 1997-2001. The IRS has requested documentation with respect to a transaction executed in 1997 that produces amortization expense deductions. While the Company believes the deductions are appropriate, it is possible that the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the Company were to challenge any such assessment in U.S. District Court, management estimates that the Company’s cash payment to the IRS with respect to deductions claimed to date could be up to $38 million ($35 million net of associated tax benefits). This transaction is scheduled to expire in 2012, and, unless earlier terminated by the Company, the Company’s

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash exposure (based on current interest rates and tax rates) would increase at a rate of approximately $1.5 million per quarter as future amortization expenses are deducted.

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

      IMS/NMR Arbitration. Subsequent to making its May 2000 payment to the IRS referred to above under the caption “Tax Matters — Utilization of Capital Losses — 1989-1990”), IMS sought partial reimbursement from NMR under their 1998 Distribution Agreement (the “IMS/NMR Agreement”). Neither the Company nor Donnelley was a party to the IMS/NMR Agreement. NMR paid IMS less than the amount sought by IMS under the IMS/NMR Agreement and, in 2001, IMS filed an arbitration proceeding against NMR to recover the difference. IMS sought to include Donnelley in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS could seek the same interpretation in an alternative claim against Donnelley. During the first quarter of 2002, the arbitration panel ruled that Donnelley is a proper party to the arbitration. If NMR should prevail in the arbitration against IMS and, in turn, IMS should prevail against Donnelley, then the Company believes that the additional liability to Donnelley would be approximately $15 million, net of tax benefits. As noted above under the 2000 Distribution Agreement, the Company is responsible for one-half of any amount for which Donnelley is liable in this matter. The Company believes that the claim asserted against Donnelley by IMS is without merit. No amount in respect of this matter has been accrued in the consolidated financial statements of the Company

Note 9 — Investment in Unconsolidated Affiliates

      During the second quarter of 2002, the Company exited Avantrust LLC, its joint venture with American International Group, Inc. (“AIG”). As the market opportunity for e-marketplaces originally envisioned for Avantrust, LLC never developed, AIG and D&B agreed that the focus of Avantrust, LLC should shift to selling and marketing AIG solutions. The Company had an ownership share of 41.8%, which had been accounted for under the equity method. The equity losses recorded were $1.2 million and $1.7 million in the second quarter and first half of 2002, respectively, and were $1.1 million and $1.8 million in the same periods a year ago. As a result of exiting this joint venture, the Company recorded a $2.9 million pre-tax write-off of the remaining investment in Other Income (Expense) — Net.

Note 10 — Sale of Property

      During the second quarter of 2002, the Company completed the sale of its Murray Hill, NJ facility and received proceeds of $11.5 million. During the fourth quarter of 2001, the Company had announced its intention to sell the building and consequently wrote it down to its net realizable value, recognizing a pre-tax impairment loss of $6.5 million at that time.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As discussed in detail in Note 4 — Impact of Implementation of the “Blueprint for Growth” Strategy, during the second quarter, D&B sold its Berkeley Heights, New Jersey facility and related assets to CSC for $10 million.

Note 11 — Subsequent Event

      In August 2002, the Company acquired Data House, an Italian provider of real estate information that is used in Italy by banks, notaries, real estate agencies and corporations for $22 million from Seat Pagine Gialle S.p.A. The acquisition will enhance the Company’s current business by positioning the Company for growth in serving the Italian banking sector. The acquisition will be funded by cash on hand.

Note 12 — Segment Information

	Quarter Ended		Year-to-Date
	June 30,		June 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

Revenue:
North America	$215.2	$219.7	$454.9	$477.3
Europe	81.8	87.5	149.1	168.0
Asia Pacific/Latin America	8.9	15.6	16.6	29.6

Total Revenue	$305.9	$322.8	$620.6	$674.9

Operating Income (Loss):
North America	$66.0	$65.1	$146.2	$144.2
Europe	11.4	5.0	8.1	(2.2)
Asia Pacific/Latin America	2.7	1.5	2.0	(1.8)

Total Divisions	80.1	71.6	156.3	140.2
Corporate and Other	(49.3)	(38.5)	(66.5)	(54.3)

Operating Income	$30.8	$33.1	$89.8	$85.9

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Geographic and Product Line Information:

	Quarter Ended		Year-to-Date
	June 30,		June 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

Geographic Revenue
United States	$208.0	$212.5	$441.3	$463.0
International	97.9	110.3	179.3	211.9

Total Geographic Revenue	$305.9	$322.8	$620.6	$674.9

Product Line Revenue
North America:
Risk Management Solutions	$150.5	$149.0	$305.4	$305.1
Sales & Marketing Solutions	59.5	55.4	138.5	122.5
Supply Management Solutions	5.2	5.3	11.0	11.2

Core Revenue	215.2	209.7	454.9	438.8
Receivables Management Services and Other Divested Businesses	—	10.0	—	38.5

Total North America	215.2	219.7	454.9	477.3

Europe:
Risk Management Solutions	63.7	64.4	118.2	121.2
Sales & Marketing Solutions	15.1	14.8	26.5	28.2
Supply Management Solutions	3.0	0.6	4.4	1.2

Core Revenue	81.8	79.8	149.1	150.6
Receivables Management Services and Other Divested Businesses	—	7.7	—	17.4

Total Europe	81.8	87.5	149.1	168.0

APLA:
Risk Management Solutions	6.6	5.5	12.5	11.0
Sales & Marketing Solutions	2.3	2.6	4.1	4.0
Supply Management Solutions	—	—	—	—

Core Revenue	8.9	8.1	16.6	15.0
Receivables Management Services and Other Divested Businesses	—	7.5	—	14.6

Total APLA	8.9	15.6	16.6	29.6

Consolidated Operating Revenues:
Risk Management Solutions	220.8	218.9	436.1	437.3
Sales & Marketing Solutions	76.9	72.8	169.1	154.7
Supply Management Solutions	8.2	5.9	15.4	12.4

Core Revenue	305.9	297.6	620.6	604.4
Receivables Management Services and Other Divested Businesses	—	25.2	—	70.5

Total Revenue	$305.9	$322.8	$620.6	$674.9

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Restated	Restated
	Jun 2002	Dec 2001

Assets:
North America	$340.1	$387.7
Europe	424.2	447.2
Asia Pacific/Latin America	24.6	26.5

Total Divisions	788.9	861.4
Corporate and Other (primarily domestic pensions and taxes)	595.0	601.2

Total Assets	$1,383.9	$1,462.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Dun & Bradstreet Corporation’s (“D&B” or the “Company”) discussion and analysis of its financial condition and results of operations for the second quarter of 2002 are based upon the Company’s unaudited consolidated financial statements for that period. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. These financial statements should be read in conjunction with the consolidated financial statements and related notes filed with the Securities and Exchange Commission on the Company’s Form 10-K/A for the year ended December 31, 2001, in which the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

      D&B, which provides the information, tools and expertise to help customers Decide with Confidence, is managed on a geographical basis with three operating segments: North America, Europe/Africa/Middle East (“Europe”) and Asia Pacific/Latin America (“APLA”). In each segment, the Company is focused on its core product lines: Risk Management Solutions, Sales & Marketing Solutions, and Supply Management Solutions. In this discussion of the Company’s results, revenues from Receivable Management Services, which was sold in the second quarter of 2001, and all other divested businesses have been reclassified as “Receivable Management Services and Other Divested Businesses” and certain prior-period amounts have been adjusted to conform to the 2002 presentation. Other divested businesses also include results of the Australia/New Zealand operation, sold in the third quarter of 2001, and operations in other countries in APLA that underwent business model changes. D&B evaluates performance and allocates resources based on segment revenues and operating income. For management reporting purposes, restructuring charges, transition costs and other transactions incurred in connection with D&B’s Blueprint for Growth Strategy are not allocated to any of the business segments.

      The following table sets forth condensed financial information derived from the Company’s consolidated financial statements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

Operating Revenues:
North America	$215.2	$209.7	$454.9	$438.8
Europe	81.8	79.8	149.1	150.6
Asia Pacific/Latin America	8.9	8.1	16.6	15.0

Total Core Revenues	305.9	297.6	620.6	604.4
Receivable Management Services and Other Divested Businesses	—	25.2	—	70.5

Consolidated Operating Revenues	$305.9	$322.8	$620.6	$674.9

Operating Income (Loss):
North America	$66.0	$65.1	$146.2	$144.2
Europe	11.4	5.0	8.1	(2.2)
Asia Pacific/Latin America	2.7	1.5	2.0	(1.8)

Total Divisions	80.1	71.6	156.3	140.2
Corporate and Other(1)	(49.3)	(38.5)	(66.5)	(54.3)

Consolidated Operating Income	30.8	33.1	89.8	85.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

Non-Operating Income (Expense) — Net(2)	(7.8)	30.7	(12.4)	24.6
Provision for Income Taxes	10.9	24.6	31.3	43.1
Equity in Net Losses of Affiliates, Net of Income Taxes	(1.2)	(1.1)	(1.7)	(1.8)

Net Income	$10.9	$38.1	$44.4	$65.6

Basic Earnings Per Share of Common Stock	$0.15	$0.47	$0.60	$0.82

Diluted Earnings Per Share of Common Stock	$0.14	$0.46	$0.57	$0.80

(1)	Corporate and Other is comprised of:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Corporate Costs	$(18.4)	$(16.7)	$(35.6)	$(32.5)
Restructuring Expense — Net	(30.9)	(28.8)	(30.9)	(28.8)
Reorganization Costs	—	7.0	—	7.0

Total Corporate and Other	$(49.3)	$(38.5)	$(66.5)	$(54.3)

(2)	Non-Operating Income (Expense) includes:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Gain on the Sale of the Receivable Management Services Business	—	$36.4	—	$36.4

      To facilitate an understanding of D&B’s results, certain significant events should be considered, including:

Impact of “Blueprint for Growth” Strategy (See Note 4 to the consolidated financial statements)

      In October 2000, D&B launched a new business strategy, the Blueprint for Growth, designed to transform D&B into a growth company with an important presence on the Web, while also delivering shareholder value during the transformation. The implementation of the Blueprint for Growth requires significant investments. These investments include leveraging the brand through advertising, enhancing the current business by expanding and improving the Company’s database, reinvigorating current products, creating new value-added products and solutions, further developing the B2B e-business, and building a winning culture by enabling and strengthening our leadership and continuing to promote and add leaders. In order to fund these investments, D&B has created a flexible business model whereby the Company has, and will continue to, identify opportunities to reallocate spending in order to invest for growth and deliver shareholder value.

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

      As part of this third phase of the financial flexibility program, the Company will outsource certain functions to Computer Sciences Corporation (“CSC”). Under the terms of the agreement, data center operations, technology help desk and network management functions in the United States and in the United Kingdom will transition to CSC. In addition, as part of the agreement, CSC acquired the Company’s data center and print mail facility located in Berkeley Heights, New Jersey and related assets for $10 million which management considered the fair value for the assets. This resulted in the $9.7 million impairment loss noted above. As part of this transaction, in August 2002, 350 D&B employees transitioned to CSC.

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

Results of Operations

Consolidated Results

      For the quarter ended June 30, 2002, D&B reported net income of $10.9 million, or $.15 per share basic and $.14 per share diluted. This compares with second quarter 2001 reported net income of $38.1 million and earnings per share of $.47 basic and $.46 diluted. Second quarter 2002 results included net pre-tax restructuring charge of $30.9 million. Second quarter 2001 results included a net pre-tax restructuring charge of $28.8 million, $7.0 million for the reversal of excess accrued reorganization costs in connection with the 2000 Distribution (as defined in Note 8 to the consolidated financial statements), and a gain of $36.4 million on the sale of the Receivable Management Services business. Excluding these transactions which are discussed in detail in the Overview section above (and included in the tables on page 17), net income for the second quarter 2002 was $32.5 million, which compares with second quarter 2001 of $28.8 million. Earnings per share, excluding these items, were $.44 per share basic and $.42 per share diluted, up 22% and 20%, respectively from second quarter 2001 of $.36 basic and $.35 diluted, reflecting operating income growth, as well as the continued benefit of a lower underlying tax rate and share repurchase activity in the second half of 2001 and first quarter of 2002.

      For the first half of 2002, reported net income of $44.4 million, or $.60 per basic share and $.57 per share diluted, was down 32% from the prior year’s first half reported net income of $65.6 million, or $.82 per basic share and $.80 per share diluted, driven by the items discussed above. Excluding those items, which are discussed in detail in the Overview section (and included in the tables on page 17), first half 2002 net income was $66.0 million, or 17% higher than the prior year’s first half income of $56.3 million. Earnings per share would have increased 26% basic and 25% diluted over first half 2001, excluding those items, resulting from operating income growth, as well as the continued benefit of a lower tax rate and share repurchase activity in the second half of 2001 and first quarter of 2002, as mentioned above.

      For 2002, reported and core revenues are the same. For 2001, they differ by the results of Receivable Management Services and other divested businesses. In the second quarter of 2002, reported operating revenues of $305.9 million declined 5%, compared with $322.8 million in the second quarter of 2001, which includes $25.2 million of revenues from Receivable Management Services and other divested businesses. Core revenues, which exclude the revenues from Receivable Management Services and the other divested businesses, were up 3% both before and after the effect of foreign exchange. This was driven by core revenue growth in North America of 3%, in APLA of 9% (13% growth before the effect of foreign exchange), and in Europe of 3% (2% before the effect of foreign exchange).

      D&B’s second quarter results in 2002, before the effect of foreign exchange, reflect an 9% increase in revenues from value-added Risk Management Solutions and a 1% decrease in traditional products in Risk Management Solutions, a 6% increase in Sales & Marketing Solutions, where North American marketing revenue growth of 8% and Europe marketing revenue growth of 2% more than offset APLA marketing revenue decline of 12%, and a 38% increase in Supply Management Solutions, primarily driven by growth in Europe.

      Reported operating revenues for the first half of 2002 were $620.6 million, down 8% compared to $674.9 million in the first half of 2001, driven by the inclusion in 2001 of $70.5 million from Receivable Management Services and other divested businesses. Core revenues, which exclude the divested businesses, increased 3% over the prior year’s core revenues of $604.4 million. An increase in first half core revenue of 11% in APLA and 4% in North America was partially offset by a decline in Europe of 1%. Excluding the impact of foreign exchange, core revenues increased 3% in the first half of 2002 compared to 2001, with APLA’s revenue growing 15% from prior year. These first half 2002 results, excluding the effect of foreign exchange, reflect a 5% increase over the same period a year ago, in value-added Risk Management Solutions, partially offset by a 1% decline in the performance of traditional Risk Management Solutions products, 10% growth over the first half of the prior year in Sales & Marketing Solutions, where growth of 13% in North America and 5% growth in APLA more than offset a decline of 5% in Europe, and a 24% increase over first half 2001 in Supply Management Solutions due to growth in Europe.

      Total operating costs decreased 5% to $275.1 million in the second quarter of 2002 compared with $289.7 million in the second quarter of 2001. Operating expenses, excluding the restructuring and reorganization charges noted in the table in the Overview section above, decreased 12% from $115.8 million in the second quarter of 2001, to $102.2 million in the same period in 2002, primarily as a result of net cost savings achieved through the financial flexibility program discussed above, and also benefiting from the sale of the Receivable Management Services business. Selling and administrative expenses declined 5% to $122.1 million in the second quarter of 2002 compared with $128.3 million in the second quarter of 2001. Administrative cost savings achieved through the financial flexibility program were partially offset by transition costs of $10.6 million incurred in implementing the Blueprint for Growth Strategy and planned spending in the business to leverage the brand, enhance the current business, further develop B2B e-business solutions and build a winning culture. Depreciation and amortization decreased 16% to $19.9 million in the second quarter of 2002 as compared to the second quarter of 2001 as a result of lower capitalized spending during the past few years, the impact of no longer amortizing goodwill (see Note 3 to the Consolidated Financial Statements), and the write-off and sale of certain assets in connection with the financial flexibility programs, which were recorded as part of restructuring charges.

      Year-to-date total operating costs were down 10% to $530.8 million in 2002 compared to $589.0 million in 2001. First half operating expenses, excluding the restructuring and reorganization costs noted above, declined 15% from the same period last year, resulting primarily from costs savings achieved through the financial flexibility program and the sale of the Receivable Management Services business, partially offset by transition costs of $19.5 million year-to-date, as discussed above. Selling and administrative decreased 8% to $249.5 million in the first half of 2002 compared to the same period in 2001 as discussed above. Depreciation and amortization decreased to $39.4 million in the first half of 2002, a 19% decline compared to 2001 due to the same factors as noted above.

      Operating income decreased 7% in the second quarter of 2002 to $30.8 million from $33.1 million in the second quarter of 2001. Excluding the restructuring and the reversal of excess accrued reorganization costs, operating income increased 12% to $61.7 million compared to $54.9 million in 2001 detailed in the Overview section above.

      Operating income for the first half of 2002 increased 5% to $89.8 million from $85.9 million in 2001. Excluding the same costs mentioned above, operating income for the first half of 2002 was $120.7 million, a 12% increase over the same period in the prior year, primarily as a result of the financial flexibility program initiatives which continue to reduce costs throughout the Company.

      Non-operating expense — net was $7.8 million in the second quarter of 2002 compared with non-operating income of $30.7 million in the second quarter of 2001, which included a gain on the sale of Receivable Management Services of $36.4 million. Non-operating income (expense) — net includes interest income and expense, and other income (expense) — net. Interest income was $.6 million and $1.5 million in the second quarter of 2002 and 2001, respectively. Interest expense of $4.9 million in the second quarter of 2002 decreased by 13% compared to interest expense of $5.6 million in the second quarter of the prior year due to lower interest rates. Other income (expense) — net was $3.5 million expense in the second quarter of 2002, primarily relating to the $2.9 million investment write-off of Avantrust, LLC, (see Note 9 to the Consolidated Financial Statements) and was income of $34.8 million in the second quarter of 2001, including the $36.4 million gain on the sale of the Receivable Management Services business.

      Year-to-date non-operating expense — net was $12.4 million compared with non-operating income of $24.6 million in the same period of 2001, which included the gain on the sale of Receivable Management Services mentioned above, of $36.4 million. Interest income was $1.3 million compared with $2.3 million during the first half of 2001. Interest expense of $9.9 million in the first six months of 2002, compares to financing costs of $12.2 million in the same period of 2001 (including $6.8 million of interest expense and $5.4 million of minority interest expense) due to lower interest rates, resulting from the exchange of minority interest financing with long-term debt in the first quarter of 2001. Other income (expense) — net was $3.8 million expense in the first half of 2002, which includes the Avantrust, LLC write-off described above, and was income of $34.5 million in 2001, including the gain on the sale of the Receivable Management Services business as stated above.

      D&B’s effective tax rate was 47.4% in the second quarter of 2002 compared with 38.6% in the second quarter of 2001. The difference is largely attributable to the 24% tax rate applied to the gain on the sale of the Receivable Management Services business in 2001. In both the second quarters of 2002 and 2001, the Company’s effective tax rate is negatively impacted by the non-deductibility in some countries of certain items included within the restructuring charge and shown in the tables on page 17. The underlying rate, which excludes the tax impact of the items noted above, was 37.5% in the second quarter of 2002 and 39.2% in the same period in 2001. The underlying tax rate has declined as a result of better global tax planning as well as improvements in tax planning at the state and local level.

      On a year-to-date basis, the effective rate was 40.4% in 2002 compared to 39.0% in the first half of 2001, due to the factors noted above. The underlying rate in the first six months of 2002 was 37.5% and was 39.4% in the first six months of 2001. As noted above, the underlying tax rate has declined as a result of better global tax planning as well as improvements in tax planning at the state and local level.

      D&B recognized $1.2 million and $1.1 million as equity in net losses of affiliates for the quarters ended June 30, 2002 and 2001, respectively. For the first half of 2002, the Company recognized $1.7 million as equity in net losses of affiliates, compared to $1.8 million for the first half of 2001. These losses result from the Company’s investment in Avantrust, LLC, which the company exited during the second quarter of 2002 (see Note 9 to the Consolidated Financial Statements).

      In light of revised expectations for future capital market returns, the Company is considering lowering the assumed return on plan assets that is used in the calculation of its net periodic pension income. As discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002, the Company currently uses a rate of 9.75%. The Company has not made a decision regarding the extent of any such adjustment. However, by way of example, each downward adjustment of a  1/4 percentage point would result in a decrease in pension income of approximately $3.5 million pre-tax per year.

Segment Results (see Note 12 to the Consolidated Financial Statements)

     North America

      North America’s reported revenues of $215.2 million in the second quarter of 2002, declined 2% from the second quarter of 2001 of $219.7 million, which included $10.0 million of revenues from the divested Receivable Management Services business. North America’s core revenues were $215.2 million in the second quarter of 2002, up 3% from the second quarter of 2001. In comparing second quarter 2002 and second quarter 2001 core revenues, North America’s revenues from Risk Management Solutions increased 1% to $150.5 million, revenues from Sales & Marketing Solutions increased 8% to $59.5 million, and revenues from Supply Management Solutions decreased 2% to $5.2 million. The increase in revenues in Risk Management Solutions reflected an 8% increase in revenues for value-added products and a 1% decrease in traditional products. The 8% increase in revenues from Sales & Marketing Solutions was driven by growth in value-added marketing products and last year’s acquisitions of iMarket and Harris InfoSource (the combined acquisitions contributed $2.5 million, or approximately half of the growth).

      North America’s first half 2002 reported revenues of $454.9 million declined 5% from the first half of 2001 of $477.3 million, which included revenues of $38.5 million from the divested Receivable Management Services business. For the first half of 2002, North America’s core revenue was $454.9 million, up 4% from the same period in the prior year. Compared to prior year, North America’s revenues from Risk Management Solutions of $305.4 million were flat with prior year, revenues from Sales & Marketing Solutions increased 13% to $138.5 million, and revenues from Supply Management Solutions of $11.0 million were down 1%. The flat revenue performance in Risk Management Solutions is the result of a 5% increase in value-added products, offset by a 1% decline in traditional products. The 13% increase in revenues from Sales & Marketing Solutions benefited from last year’s acquisitions of iMarket and Harris InfoSource, which together contributed approximately half of the growth.

      North America’s operating income in the second quarter of 2002 was $66.0 million, up 1% from $65.1 million in the second quarter of 2001. For the first half, operating income was $146.2 million, up 1% from $144.2 million for the same period in the prior year. North America’s operating income growth reflects the Company’s financial flexibility initiatives and favorable revenue results, offset by investments in the business and the loss of operating income from the Receivable Management Services business sold in the second quarter of 2001.

     Europe

      Europe’s reported revenues of $81.8 million in the second quarter of 2002 declined 6% from the second quarter of 2001 of $87.5 million, which included revenues of $7.7 million from the divested Receivable Management Services business. Europe’s core revenues were $81.8 million in the second quarter of 2002, up 2% from the second quarter 2001 before the effect of foreign exchange and 3% after the effect of foreign exchange, reflecting a weak economy and the transformation to a “One Europe” business model. Before the effect of foreign exchange, Europe would have reported in the second quarter of 2002 a decrease in revenues from Risk Management Solutions of 2%, reflecting declines in both traditional and value-added products, a 2% increase in revenues from Sales & Marketing Solutions, primarily affected by the economy, and a significant increase in revenues from Supply Management Solutions on a relatively small base, which was aided by investments made in the second half of 2001 to drive growth in this product line.

      Europe’s first half 2002 reported revenues of $149.1 million declined 11% from the first half of 2001 of $168.0 million, which included revenues of $17.4 million from the divested Receivable Management Services business. Europe’s first-half core revenue was $149.1 million, flat with the prior year before the impact of foreign exchange (core revenue was down 1% from prior year after the effect of foreign exchange), reflecting the weak economy and the “One Europe” business transformation mentioned above. Before the effect of foreign exchange, Europe would have reported in the first half of 2002 a decrease in revenues from Risk Management Solutions of 1%, a decrease in Sales & Marketing Solutions of 5%, and a substantial increase from Supply Management Solutions on a relatively small base as mentioned above.

      Europe reported an operating income of $11.4 million in the second quarter of 2002, more than double the $5.0 million reported in the second quarter of 2001. For the first half of 2002, operating income was $8.1 million, compared with a loss of $2.2 million in 2001. The Company’s financial flexibility initiatives, including a reorganization in the management of Europe from 19 separate country operations to a “One Europe” business model, continued to contribute to the improvement in European operating income results.

     APLA

      APLA’s reported revenues of $8.9 million in the second quarter of 2002 declined 43% from the second quarter of 2001 of $15.6 million, which included revenues of $7.5 million from Receivable Management Services and other divested businesses. The reported revenues in the second quarter of 2001 include the revenues of the Receivable Management Services business and Australia/New Zealand operation, as well as revenues related to other business model changes in the region. APLA’s core revenues were $8.9 million in the second quarter of 2002, a 9% increase over the second quarter of 2001. Before the effect of foreign exchange, core revenues would have increased 13%, reflecting solid performance across most markets and favorable timing of certain customer work this year versus last year, as well as a one-time project. Before the effect of foreign exchange, APLA’s revenues from Risk Management Solutions increased 26%, driven by strong growth in value-added products, and revenues from Sales & Marketing Solutions decreased 12% as a result of a decline in traditional products, partially offset by the strong performance of value-added products.

      APLA’s first half 2002 reported revenues of $16.6 million declined 44% from the first half of 2001 of $29.6 million, which included revenues of $14.6 million from Receivable Management Services and other divested businesses. First-half core revenue for APLA was $16.6 million, an 11% increase over the first half of 2001 and a 15% increase before the impact of foreign exchange. Excluding the impact of foreign exchange for the first half of 2002, APLA’s revenues from Risk Management Solutions increased 19% and revenues from Sales & Marketing Solutions increased 5% driven by strong performance of value-added products.

      APLA reported an operating income of $2.7 million in the second quarter of 2002, up 72% from $1.5 million in the second quarter of 2001. For the first half of 2002, operating income for APLA was $2.0 million, compared to a loss of $1.8 million in the first half of 2001. The improvement in APLA’s results reflects the benefit of the business model changes and the Company’s on-going financial flexibility initiatives.

Recent Accounting Pronouncements

      As of January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Rather, the Company’s goodwill is subject to periodic testing for impairment at the reporting unit level. D&B considers its operating segments, North America, Europe and APLA, as its reporting units under the definitions of SFAS No. 142 for consideration of potential impairment of intangible and goodwill balances. The Company performed the impairment test required by the new standard on the recorded balance of goodwill as of December 31, 2001, in the amount of $139.6 million and determined that no charge for impairment was required.

      The adoption of SFAS No. 142 resulted in a $1.3 million reduction in amortization expense in the second quarter of 2002 compared to the same period in 2001. For the first half of 2002, the reduction was $2.6 million compared to the first half of 2001. The full year impact in 2002 is expected to be a reduction of $5.3 million in amortization expense.

      The pro forma impact of this accounting policy change is outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

Reported Net Income	$10.9	$38.1	$44.4	$65.6
Add Back: Goodwill Amortization	—	1.3	—	2.6

Adjusted Net Income	$10.9	$39.4	$44.4	$68.2

Basic EPS:
Reported Net Income	$0.15	$0.47	$0.60	$0.82
Add Back: Goodwill Amortization	—	0.02	—	0.04

Adjusted Net Income	$0.15	$0.49	$0.60	$0.86

Diluted EPS:
Reported Net Income	$0.14	$0.46	$0.57	$0.80
Add Back: Goodwill Amortization	—	0.02	—	0.04

Adjusted Net Income	$0.14	$0.48	$0.57	$0.84

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

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets. As discussed in Note 4 — Impact of Implementation of the “Blueprint for Growth” Strategy — during the second quarter of 2002, the Company incurred impairment losses of $10.6 million related to assets being sold or abandoned during the quarter as a result of actions taken under its financial flexibility program.

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

Subsequent Developments

     Data House Acquisition

      In August 2002, the Company acquired Data House, an Italian provider of real estate information that is used in Italy by banks, notaries, real estate agencies and corporations for $22 million from Seat Pagine Gialle S.p.A.. The acquisition will enhance the Company’s current business by positioning the Company for growth in serving the Italian banking sector. The acquisition will be funded by cash on hand.

     Sarbanes-Oxley Act of 2002

      On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Act”) was enacted into law. The Act contains, among other things, a requirement for audit committees to pre-approve non-audit services provided by a company’s independent accountants, and to disclose to shareholders such approvals in periodic SEC reports. The Act requires the Securities and Exchange Commission to issue regulations to carry out these and other related provisions of the Act. The Audit Committee of the Company’s Board of Directors had previously adopted a policy limiting the use of the Company’s independent accountants, PricewaterhouseCoopers LLP (“PwC”), for non-audit services. Under this policy, management is authorized to use PwC for the “permitted services” described below, provided the aggregate fees for such permitted services in any calendar year does not exceed three times the annual audit fees. Under the policy, any non-audit projects above the foregoing fee cap would require the prior approval of the Audit Committee. The policy defines “permitted services” as: (a) tax services; (b) accounting and internal controls consultation; (c) audits to support SEC filings; (d) pension plan and related audits; and (e) other projects where PwC’s knowledge of the Company will facilitate the cost-effective delivery of the required services. The policy is subject to an overriding mandate that all usage of PwC is subject to compliance with rules and regulations regarding auditor independence.

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

      The Company’s market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation’s 2001 Consolidated Financial Statements included in its Annual Report on Form 10-K/A provide a more detailed discussion of the market risks affecting operations. As of June 30, 2002, no material change had occurred in the Company’s market risks, as compared to the disclosure in the Form 10-K/A for the year ending December 31, 2001.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      Information in response to this Item is included in Note 8 — Contingencies on Pages 10-13 in Part I, Item 1 of this Form 10-Q/A.

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