Form 10-Q/A
period 2002-09-30
DUN & BRADSTREET CORP/NW
filed 2003-03-19
CIK 1115222

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at September 30, 2002

Common Stock, par value $.01 per share	74,324,393

THE DUN & BRADSTREET CORPORATION

INDEX TO FORM 10-Q/A

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)	2
	Consolidated Balance Sheets September 30, 2002 (Unaudited) and December 31, 2001	3
	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2002 and 2001 (Unaudited)	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	30
Signatures		31

Explanatory Note:

      As a result of a review of its revenue recognition practices undertaken during the fourth quarter of 2002, The Dun & Bradstreet Corporation (the “Company”) identified timing errors totaling $32.3 million ($21.5 million net of tax) in the recognition of some revenue associated with 14 products during the period January 1, 1997 through September 30, 2002. In general, such revenue had been recognized at the time of billing instead of being deferred and recognized over the customer contract period (generally 12 months). Of the total errors, $1.4 million related to 2002. We have also adjusted our consolidated balance sheets to reflect the tax effect of minimum pension liabilities for the years ended December 31, 1997 through 2001. The impact of the errors on the years ended December 31, 2001 and prior have been corrected through a restatement of previously reported amounts in Form 10-K/ A for the year ended December 31, 2001. Note 2 to the consolidated financial statements summarizes the impact of this restatement on the Company’s statements of operations for the three and nine months ended September 30, 2002 and September 30, 2001 and the balance sheets as of September 30, 2002 and December 31, 2001.

      This Form 10-Q/ A hereby amends and restates Items 1, 2, 3 and 4 in Part I and Item 1 in Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, to reflect the restatement of the Company’s consolidated financial statements included in such report. We are also correcting the number of shares of our common stock authorized as of December 31, 2001 as reflected on the consolidated balance sheets in the previously filed Form 10-Q. No further changes to the previously filed Form 10-Q are being made. All information in this Form 10-Q/ A is as of September 30, 2002 and does not reflect any subsequent information or events other than the restatement.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Year-to-Date
	September 30,		September 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

	(Amounts in millions, except per share data)
Revenue	$298.9	$292.6	$919.5	$967.5

Operating Costs:
Operating Expenses	100.3	97.4	311.3	344.7
Selling and Administrative Expenses	118.9	116.2	368.4	387.5
Depreciation and Amortization	20.9	23.3	60.3	71.9
Restructuring Expense — Net	—	—	30.9	28.8
Reorganization Costs	—	—	—	(7.0)

Operating Costs	240.1	236.9	770.9	825.9

Operating Income	58.8	55.7	148.6	141.6

Non-Operating Income (Expense) — Net:
Interest Income	0.7	2.0	2.0	4.3
Interest Expense	(4.9)	(5.1)	(14.8)	(11.9)
Minority Interest Expense	—	—	—	(5.4)
Other Income (Expense) — Net	1.8	(0.5)	(2.0)	34.0

Non-Operating Income (Expense) — Net	(2.4)	(3.6)	(14.8)	21.0

Income before Provision for Income Taxes	56.4	52.1	133.8	162.6
Provision for Income Taxes	21.7	20.2	53.0	63.3
Equity in Net Losses of Affiliates	—	(1.5)	(1.7)	(3.3)

Net Income	$34.7	$30.4	$79.1	$96.0

Basic Earnings Per Share of Common Stock	$0.47	$0.38	$1.06	$1.20

Diluted Earnings Per Share of Common Stock	$0.45	$0.37	$1.03	$1.17

Weighted Average Number of Shares Outstanding:
Basic	74.3	79.4	74.6	80.0

Diluted	76.5	81.8	77.0	82.1

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Restated	Restated
	September 30,	December 31,
	2002	2001

	(Unaudited)

	(Dollar amounts in millions,
	except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$136.0	$145.3
Accounts Receivable — Net of Allowance of $21.7 at September 30, 2002 and $21.0 at December 31, 2001	279.2	317.8
Other Current Assets	95.4	117.1

Total Current Assets	510.6	580.2

Non-Current Assets
Property, Plant and Equipment, Net	143.4	158.0
Prepaid Pension Costs	380.3	333.7
Computer Software, Net	77.0	103.6
Goodwill, Net	173.2	139.6
Other Non-Current Assets	129.0	147.5

Total Non-Current Assets	902.9	882.4

Total Assets	$1,413.5	$1,462.6

Current Liabilities
Notes Payable	$0.1	$—
Other Accrued and Current Liabilities	324.3	332.7
Unearned Subscription Income	362.3	359.5

Total Current Liabilities	686.7	692.2

Pension and Postretirement Benefits	382.8	377.3
Long Term Debt	299.9	299.6
Other Non-Current Liabilities	77.3	111.2
Contingencies (Note 8)
Minority Interest	—	1.3
Shareholders’ Equity
Preferred Stock, $.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Series Common Stock, $.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Common Stock, $.01 par value per share, authorized — 200,000,000 shares for 2002 and 2001 respectively — issued — 81,945,520	0.8	0.8
Unearned Compensation Restricted Stock	(0.9)	(1.8)
Capital Surplus	219.6	227.3
Retained Earnings	219.7	140.7
Treasury Stock, at cost, 7,621,127 shares at September 30, 2002 and 5,067,235 at December 31, 2001	(241.1)	(148.7)
Cumulative Translation Adjustment	(197.7)	(203.7)
Minimum Pension Liability	(33.6)	(33.6)

Total Shareholders’ Equity	(33.2)	(19.0)

Total Liabilities and Shareholders’ Equity	$1,413.5	$1,462.6

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	Restated	Restated
	2002	2001

	(Unaudited)

	(Dollar amounts in
	millions)
Cash Flows from Operating Activities:
Net Income	$79.1	$96.0
Reconciliation of Net Income to Net Cash
Depreciation and Amortization	60.3	71.9
Gain from Sale of Businesses	(2.6)	(43.0)
Equity Losses in Excess of Dividends Received from Affiliates	1.7	3.3
Restructuring Expense, Net and Other Asset Impairments	30.9	34.9
Decrease in Accounts Receivable	51.7	58.9
Net Decrease in Other Current Assets	3.1	13.0
Deferred Revenue from RMS Agreement	(5.3)	32.3
Deferred Income Taxes	(14.6)	(2.4)
Accrued Income Taxes, Net	48.1	19.3
Net Increase in Long Term Liabilities	4.3	1.3
Increase in Other Long Term Assets	(37.5)	(34.9)
Net (Decrease) Increase in Unearned Subscription Income	(7.7)	4.3
Net Decrease in Other Accrued and Current Liabilities	(84.9)	(73.5)
Other	7.1	6.8

Net Cash Provided by Operating Activities	133.7	188.2

Cash Flows from Investing Activities:
Cash Proceeds from Sale of Real Estate	21.5	—
Cash Proceeds from Sale of Businesses	1.3	88.1
Payments for Acquisition of Businesses	(21.2)	(16.6)
Capital Expenditures	(8.2)	(11.8)
Additions to Computer Software and Other Intangibles	(25.7)	(26.6)
Investments in Unconsolidated Affiliates	(0.9)	(8.9)
Other	(8.4)	5.7

Net Cash (Used in) Provided by Investing Activities	(41.6)	29.9

Cash Flows from Financing Activities:
Payments for Purchase of Treasury Shares	(114.2)	(84.2)
Net Proceeds from Stock Plans	10.0	16.2
Decrease in Commercial Paper Borrowings	—	(49.5)
Repayment of Minority Interest Obligations	—	(300.0)
Increase in Long-Term Borrowings	—	299.6
Other	0.8	(0.9)

Net Cash Used in Financing Activities	(103.4)	(118.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.0	1.4

(Decrease) Increase in Cash and Cash Equivalents	(9.3)	100.7
Cash and Cash Equivalents, Beginning of Year	145.3	70.1

Cash and Cash Equivalents, End of Quarter	$136.0	$170.8

Supplemental Disclosure of Cash Flow information:
Cash Paid Year to Date for:
Income Taxes, Net of refunds	$22.2	$38.7
Interest and Minority Interest Expense	$18.3	$16.3

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Tabular dollar amounts in millions, except per share data)

Note 1 —	Interim Consolidated Financial Statements

      These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation’s (“D&B” or the “Company”) Annual Report on Form 10-K/A for the year ended December 31, 2001. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

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

      The tables that follow present a summary of the impact of restating the consolidated statements of operations for the three and nine months ended September 30, 2002 and September 30, 2001 and the balance sheets as of September 30, 2002 and December 31, 2001. The impact of the restatement is an increase in revenue and net income of $1.7 million and $1.5 million, respectively, for the three months ended September 30, 2002, and $2.1 million and $1.3 million, respectively, for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the impact of the restatement is a reduction in revenue of $1.4 million and an increase in net income of $0.1 million. For the nine months ended September 30, 2001, the impact of the restatement is a reduction in revenue and net income of $1.3 million and $0.7 million, respectively. The impact of recording the tax effect of the minimum pension liability is an increase to Other Non-Current Assets (Deferred Tax) and Total Shareholders’ Equity of $22.0 million as of September 30, 2002 and December 31, 2001.

	Quarter Ended		Quarter Ended		Year-to-Date		Year-to-Date
	September 30, 2002		September 30, 2001		September 30, 2002		September 30, 2001

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Impacts to Consolidated Statements of Operations:
Revenue	$297.2	$298.9	$290.5	$292.6	$920.9	$919.5	$968.8	$967.5
Operating Income	$57.1	$58.8	$53.6	$55.7	$150.0	$148.6	$142.9	$141.6
Income before Provision for Income Taxes	$54.7	$56.4	$50.0	$52.1	$135.2	$133.8	$163.9	$162.6
Net Income	$33.2	$34.7	$29.1	$30.4	$79.0	$79.1	$96.7	$96.0
Basic Earnings Per Share	$0.45	$0.47	$0.37	$0.38	$1.06	$1.06	$1.21	$1.20
Diluted Earnings Per Share	$0.43	$0.45	$0.36	$0.37	$1.03	$1.03	$1.18	$1.17

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2002		December 31, 2001

	As Reported	As Restated	As Reported	As Restated

Impacts to Consolidated Balance Sheets:
Other Non-Current Assets (inclusive of Deferred Taxes)	$96.1	$129.0	$116.1	$147.5
Total Assets	$1,380.6	$1,413.5	$1,431.2	$1,462.6
Unearned Subscription Income	$330.7	$362.3	$330.0	$359.5
Retained Earnings	$241.1	$219.7	$162.3	$140.7
Cumulative Translation Adjustment	$(198.4)	$(197.7)	$(205.2)	$(203.7)
Minimum Pension Liability	(55.6)	(33.6)	(55.6)	(33.6)
Total Shareholders’ Equity	$(34.5)	$(33.2)	$(20.9)	$(19.0)
Total Liabilities and Shareholders’ Equity	$1,380.6	$1,413.5	$1,431.2	$1,462.6

Note 3 — Recent Accounting Pronouncements

      Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Rather, the Company’s goodwill is subject to periodic testing for impairment at the reporting unit level. D&B considers its operating segments, North America, Europe/Africa/Middle East (“Europe”) and Asia Pacific/Latin America (“APLA”), as its reporting units under the definitions of SFAS No. 142 for consideration of potential impairment of intangible and goodwill balances. The Company performed the impairment test required by the new standard on the recorded balance of goodwill as of December 31, 2001, in the amount of $139.6 million and determined that no charge for impairment was required.

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

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma impact of this accounting policy change is outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

Reported Net Income	$34.7	$30.4	$79.1	$96.0
Add Back: Goodwill Amortization	—	1.3	—	3.9

Adjusted Net Income	$34.7	$31.7	$79.1	$99.9

Basic EPS:
Reported Basic EPS	$0.47	$0.38	$1.06	$1.20
Add Back: Goodwill Amortization	—	0.02	—	0.05

Adjusted Basic EPS	$0.47	$0.40	$1.06	$1.25

Diluted EPS:
Reported Diluted EPS	$0.45	$0.37	$1.03	$1.17
Add Back: Goodwill Amortization	—	0.02	—	0.05

Adjusted Diluted EPS	$0.45	$0.39	$1.03	$1.22

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

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets. As discussed in Note 4 — Impact of Implementation of the “Blueprint for Growth” Strategy, during the second quarter of 2002, the Company incurred impairment losses of $10.6 million related to assets being sold or abandoned during the quarter as a result of actions taken under its financial flexibility program.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).” SFAS No. 146 addresses financial accounting and reporting for costs associated with restructuring activities, including severance and lease termination obligations. It nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)” (“EITF Issue 94-3”). The principal difference between SFAS No. 146 and EITF Issue 94-3 is in the timing of liability recognition. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, be recognized when the liability is incurred, rather than at the date of a company’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Adoption of SFAS No. 146 by D&B may result in expense recognition over a period of time rather than at one time if D&B undertakes restructuring activities after December 31, 2002.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Impact of Implementation of the “Blueprint for Growth” Strategy

     “Blueprint for Growth” Strategy

      In October 2000, D&B announced a new business strategy, the Blueprint for Growth, designed to transform D&B into a growth company with an important presence on the web, while also delivering shareholder value during the transformation. The implementation of the Blueprint for Growth requires significant investments. These investments include leveraging the Company’s brand through advertising, enhancing the current business by expanding and improving the Company’s database, reinvigorating current products, creating new value added products and solutions, further developing the B2B e-business, and building a winning culture by strengthening our leadership and continuing to promote and add leaders.

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

      As part of this third phase of the financial flexibility program, the Company outsourced certain technology functions to Computer Sciences Corporation (“CSC”). Under the terms of the agreement, approximately 400 D&B employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC. In addition, as part of the agreement, CSC acquired the Company’s data center and print mail facility located in Berkeley Heights, New Jersey, and related assets for $10 million, which management considered the fair value for the assets. This resulted in the $9.7 million impairment loss noted above.

      The first phase of the financial flexibility program began in the fourth quarter of 2000, and the second phase began in the second quarter of 2001. For the first phase of the program, the Company recorded a pre-tax restructuring charge of $41.5 million in the fourth quarter of 2000 to globalize administrative functions, streamline data collection and fulfillment, rationalize sales and marketing functions and consolidate and simplify technology functions. During the second quarter of 2001, the Company reversed $4.0 million of the 2000 restructuring charge to reflect the Company’s subsequent determination that severance for approximately 50 employees would not be utilized and that its estimate of its remaining lease termination liabilities would be lower than originally estimated. In the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $32.8 million to reengineer administrative functions and institute common business practices worldwide for the second phase of the financial flexibility program.

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

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees reduced from the core business as a result of the three phases of this program since its inception in October 2000, to approximately 2,800, reflecting the elimination of 3,100 positions (including 300 open positions).

      The restructuring reserves and utilization to date were as follows:

	Original	2002
	Charge in Q2	Payments/	Balance at
	2002	Write-Offs	9/30/2002

2002 Restructuring Charge for:
Severance and Termination	$18.6	$(3.6)	$15.0
Asset Write-Offs	10.6	(10.6)	—
Lease Termination Obligations	1.7	(0.1)	1.6

	$30.9	$(14.3)	$16.6

	Original	Balance at	2002	Balance at
	Charge	12/31/2001	Payments	9/30/2002

2001 Restructuring Charge for:
Severance and Termination	$20.7	$19.2	$(16.8)	$2.4
Asset Write-Offs	8.9	—	—	—
Lease Termination Obligations	3.2	1.6	(.4)	1.2

	$32.8	$20.8	$(17.2)	$3.6

2000 Restructuring Charge for:
Severance and Termination	$28.2	$4.4	$(3.2)	$1.2
Asset Write-Offs	4.5	—	—	—
Lease Termination Obligations	8.8	4.0	(.8)	3.2

	$41.5	$8.4	$(4.0)	$4.4

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

Note 5 — Notes Payable and Indebtedness

      D&B’s $175 million 364-day revolving credit facility expired in September 2002. The Company renewed this facility in September 2002 for $100 million. The Company also has an additional $175 million term revolving credit facility expiring in September 2005. Under these facilities, D&B has the ability to borrow at prevailing short-term interest rates. D&B has not drawn on these facilities since their inception and has no borrowings outstanding under these facilities at September 30, 2002. The Company decided to renew its 364-day facility at a lower level because it believed that cash flows generated from its operations, supplemented as needed with its readily available financing arrangements, are sufficient to meet its short-term and long-term needs.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s borrowings at September 30, 2002 and December 31, 2001, including interest rate swaps designated as hedges, are summarized below:

	2002	2001

Fair Value Of Long-Term Fixed Rate Notes	$304.9	$297.3
Fair Value Of Interest-Rate Swaps	(5.0)	2.3

Long Term Debt	$299.9	$299.6

Note 6 — Reconciliation of Weighted Average Shares

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Share data in thousands)
Weighted average number of shares — basic	74,295	79,430	74,559	79,980
Dilutive effect of shares issuable under stock options, restricted stock and performance share plans	2,188	2,216	2,412	1,934
Adjustment of shares applicable to stock options exercised during the period and performance share plans	57	134	62	147

Weighted average number of shares — diluted	76,540	81,780	77,033	82,061

      During the third quarter of 2002, the Company repurchased 85,400 shares for $3.0 million to mitigate the dilutive effect of the shares issued under the Company’s stock incentive plans and its Employee Stock Purchase Plan. During the first nine months of 2002, D&B repurchased 756,100 shares for $29.1 million for this purpose. Also, during the first quarter of 2002, the Company repurchased 2.5 million shares at the market price of $85.1 million, in a privately negotiated block trade.

      Options to purchase 1,600,974 and 166,084 shares of common stock at September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. The Company’s options generally expire 10 years after the grant date.

Note 7 — Comprehensive Income

      The Company’s total comprehensive income, which includes net income and other gains and losses that affect shareholders’ equity, was as follows, for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

Net Income	$34.7	$30.4	$79.1	$96.0
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	3.9	0.2	6.0	(3.4)
Unrealized Losses on Investments	—	—	(0.2)	(0.1)

Total Comprehensive Income	$38.6	$30.6	$84.9	$92.5

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

      In order to understand the Company’s exposure to the potential liabilities described below, it is important to understand the relationship between the Company and Moody’s Corporation (“Moody’s”), and the Company and its predecessors and other parties that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

      In November 1996, the company then known as The Dun & Bradstreet Corporation separated through a spin-off into three separate public companies, The Dun & Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). In June 1998, The Dun & Bradstreet Corporation separated through a spin-off into two separate public companies, The Dun & Bradstreet Corporation and R.H. Donnelley Corporation (“Donnelley”) (the “1998 Distribution”). During 1998, Cognizant separated through a spin-off into two separate public companies, IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation (“Old D&B”) separated through a spin-off into two separate public companies, the Company and Moody’s (the “2000 Distribution”.)

     Tax Matters

      Old D&B and its predecessors had entered into global tax planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. The status of Internal Revenue Service (“IRS”) reviews of these initiatives is summarized below.

      Pursuant to a series of agreements, between themselves, IMS and NMR are jointly and severally liable to pay one-half, and the Company and Moody’s are jointly and severally liable to pay the other half, of any payments for taxes and accrued interest resulting from unfavorable IRS rulings on certain tax matters (excluding the matter described below as “Amortization Expense Deductions,” for which the Company and Moody’s are solely responsible) and certain other potential tax liabilities after the Company and/or Moody’s pays the first $137 million, which amount was paid in connection with the matter described below as “Utilization of Capital Losses.”

      In connection with the 2000 Distribution and pursuant to the terms of the related Distribution Agreement, the Company and Moody’s have, between themselves, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to their respective business operations.

      Utilization of Capital Losses — 1989-1990. The IRS completed its review of the utilization of certain capital losses generated during 1989 and 1990 and on June 26, 2000, issued a formal assessment. On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000, and IMS paid the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, the Company on behalf of Donnelley is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. Donnelley filed a petition for a refund in the U.S. District Court on September 21, 2000. The case is expected to go to trial in 2004. The Company would share responsibility for any additional assessment, as well as share in any refund obtained, with IMS, NMR and Moody’s, as disclosed above.

      Royalty Expense Deductions — 1994-1996. During the second quarter of this year, the Company received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by Donnelley on its 1994, 1995 and 1996 tax returns. The IRS previously concluded an audit of this transaction for taxable years 1993 and 1994 and did not disallow any similarly claimed deductions. Donnelley disagrees with the position taken by the IRS in its Notice and has filed a responsive brief to this effect with the IRS. If the IRS were to issue a formal assessment and prevail, then the Company would share responsibility for the assessment with Moody’s, as disclosed above. If Donnelley were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amounts would be required in connection with such challenge. In recent verbal communications with the IRS, the IRS has expressed a willingness to withdraw its proposed disallowance of certain royalty expense deductions of $7.5 million for 1994. However, the IRS has also indicated an intention to assert penalties of $7.5 million for 1995 and 1996 based on its interpretation of applicable law. Donnelley has advised the Company that it would challenge this interpretation. The Company estimates that its share of the required payment to the IRS, after taking into account these proposed adjustments, would be up to $48 million, net of available tax credits ($42 million net of associated tax benefits).

      Amortization Expense Deductions — 1997-2002. The IRS has requested documentation with respect to a transaction entered into in 1997 that produces amortization expense deductions. While the Company believes the deductions are appropriate, it is possible that the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the assessment were to be challenged by the Company in U.S. District Court, management estimates that the Company’s cash payment to the IRS with respect to deductions claimed to date and including any potential assessment of penalties of $6 million, could be up to $44 million ($41 million net of associated tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated by the Company, the Company’s cash exposure (based on current interest rates and tax rates) would increase at a rate of approximately $1.7 million per quarter as future amortization expenses are deducted.

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

     Legal Proceedings

      Information Resources, Inc. On July 29, 1996, Information Resources, Inc. (“IRI”), filed a complaint in the United States District Court for the Southern District of New York, naming as defendants R.H. Donnelley Corporation (“Donnelley”), A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and IMS International, Inc. (a subsidiary of the company then known as

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly owned subsidiary of Donnelley.

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

      In connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley entered into an Indemnity and Joint Defense Agreement (the “Indemnity and Joint Defense Agreement”), pursuant to which they have agreed: (i) to certain arrangements allocating potential liabilities (“IRI Liabilities”) that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities, if any, become payable (the “ACN Maximum Amount”), and that Donnelley and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. In 2001, ACNielsen merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU N.V. is to be included for purposes of determining the ACN Maximum Amount, and VNU N.V. assumed ACNielsen’s liabilities under that agreement.

      In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement (the “1998 Distribution Agreement”) whereby Old D&B assumed all potential liabilities of Donnelley arising from the IRI action.

      IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

      Under the terms of the 2000 Distribution, the Company undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as agreed between themselves, each of the Company and Moody’s will be responsible for 50% of any payments to be made with respect to the IRI action pursuant to the 1998 Distribution Agreement, including legal fees or expenses related thereto.

      No trial date has been set, and discovery is ongoing. Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of this matter could materially affect the Company’s results of operations, cash flows or financial position.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 9 — Investment in Unconsolidated Affiliates

      During the second quarter of 2002, the Company exited Avantrust LLC, its joint venture with American International Group, Inc. (“AIG”). As the market opportunity for e-marketplaces originally envisioned for Avantrust LLC did not develop, AIG and D&B agreed that the focus of Avantrust LLC should shift to selling and marketing AIG solutions. The Company had an ownership share of 41.8%, which had been accounted for under the equity method. As a result of exiting this joint venture, the Company recorded a $2.9 million pre-tax write-off of the remaining investment in Other Income (Expense) — Net, in the second quarter of 2002. For the first nine months of 2002, the Company recognized $1.7 million as equity in net losses of affiliates, compared with $3.3 million for the first nine months of 2001 and $1.5 million for the third quarter of 2001.

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

      As discussed in detail in Note 4 — Impact of Implementation of the “Blueprint for Growth” Strategy, during the second quarter, D&B sold its Berkeley Heights, New Jersey, facility and related assets to CSC for $10.0 million.

Note 11 — Acquisitions

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

Note 12 — Dispositions

      During the third quarter of 2002, the Company sold a portion of its equity interests in its Singapore operations for $3.0 million. Proceeds included $1.3 million in cash received during the third quarter of

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 and a $1.7 million note receivable due in the fourth quarter of 2002. The Company recognized a pre-tax gain of $2.6 million in Other Income (Expense) — Net for these transactions.

      The Company expects to complete the sale of its Korean operations in the fourth quarter of 2002. D&B expects to receive proceeds of $3.0 million, consisting of $1.8 million in cash and a note receivable for $1.2 million payable over the 12 months following the closing. The Company expects to record a pre-tax gain of approximately $2 million in Other Income (Expense) — Net.

Note 13 — Subsequent Events — Share Repurchase Program Authorized

      In October 2002, the Company announced that its Board of Directors authorized a share repurchase program of up to $100 million. This two-year program is in addition to the Company’s existing share repurchase program that is designed to offset the dilutive effect of shares issued under employee benefit arrangements.

Note 14 — Segment Information

	Quarter Ended		Year-to-Date
	September 30,		September 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

Revenue:
North America	$212.2	$202.6	$667.1	$679.9
Europe	79.1	74.7	228.2	242.7
Asia Pacific/Latin America	7.6	15.3	24.2	44.9

Total Revenue	$298.9	$292.6	$919.5	$967.5

Operating Income (Loss):
North America	$67.6	$63.8	$213.8	$208.0
Europe	6.6	4.9	14.7	2.7
Asia Pacific/Latin America	1.2	2.0	3.2	0.2

Total Divisions	75.4	70.7	231.7	210.9
Corporate and Other	(16.6)	(15.0)	(83.1)	(69.3)

Operating Income	$58.8	$55.7	$148.6	$141.6

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Geographic and Product Line Information:

	Quarter Ended		Year-to-Date
	September 30,		September 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

Geographic Revenue
United States	$205.5	$196.2	$646.8	$659.2
International	93.4	96.4	272.7	308.3

Total Geographic Revenue	$298.9	$292.6	$919.5	$967.5

Product Line Revenue
North America:
Risk Management Solutions	$146.5	$143.9	$451.9	$449.0
Sales & Marketing Solutions	60.2	52.6	198.7	175.1
Supply Management Solutions	5.5	5.7	16.5	16.9

Core Revenue	212.2	202.2	667.1	641.0
Receivables Management Services and Other Divested Businesses	—	0.4	—	38.9

Total North America	212.2	202.6	667.1	679.9

Europe:
Risk Management Solutions	63.3	57.1	181.5	178.3
Sales & Marketing Solutions	14.5	17.0	41.0	45.2
Supply Management Solutions	1.3	0.6	5.7	1.8

Core Revenue	79.1	74.7	228.2	225.3
Receivables Management Services and Other Divested Businesses	—	—	—	17.4

Total Europe	79.1	74.7	228.2	242.7

APLA:
Risk Management Solutions	6.2	6.5	18.7	17.5
Sales & Marketing Solutions	1.4	1.4	5.5	5.4
Supply Management Solutions	—	—	—	—

Core Revenue	7.6	7.9	24.2	22.9
Receivables Management Services and Other Divested Businesses	—	7.4	—	22.0

Total APLA	7.6	15.3	24.2	44.9

Consolidated Operating Revenues:
Risk Management Solutions	216.0	207.5	652.1	644.8
Sales & Marketing Solutions	76.1	71.0	245.2	225.7
Supply Management Solutions	6.8	6.3	22.2	18.7

Core Revenue	298.9	284.8	919.5	889.2
Receivables Management Services and Other Divested Businesses	—	7.8	—	78.3

Total Revenue	$298.9	$292.6	$919.5	$967.5

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Restated	Restated
	Sep 2002	Dec 2001

Assets:
North America	$335.7	$387.7
Europe	431.8	447.2
Asia Pacific/Latin America	26.1	26.5

Total Divisions	793.6	861.4
Corporate and Other (primarily domestic pensions and taxes)	619.9	601.2

Total Assets	$1,413.5	$1,462.6

	Sep 2002	Dec 2001

Goodwill:
North America	$45.9	$45.9
Europe	127.3	93.7

Total Goodwill	$173.2	$139.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Dun & Bradstreet Corporation’s (“D&B” or the “Company”) discussion and analysis of its financial condition and results of operations for the third quarter of 2002, and for the nine months ending September 30, 2002, are based upon the Company’s unaudited consolidated financial statements for that period. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. These financial statements should be read in conjunction with the consolidated financial statements and related notes filed with the Securities and Exchange Commission on the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001, in which the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

      D&B, which provides the information, tools and expertise to help customers “Decide with Confidence,” is managed on a geographical basis with three operating segments: North America, Europe/Africa/Middle East (“Europe”) and Asia Pacific/Latin America (“APLA”). In each segment, the Company’s core product lines are: Risk Management Solutions, Sales & Marketing Solutions, and Supply Management Solutions. In its discussion of operations, the Company has defined its core revenue as the revenue generated from its core product lines in its ongoing operations. Revenue from Receivable Management Services, which was sold in the second quarter of 2001, and all other divested businesses have been reclassified as “Receivable Management Services and Other Divested Businesses,” and certain prior-period amounts have been adjusted to conform to the 2002 presentation. Other divested businesses also include results of the Australia/New Zealand operation, sold in the third quarter of 2001, and operations in other countries in APLA that underwent business model changes.

      D&B evaluates performance and allocates resources based on segment revenue and operating income. For management reporting purposes, restructuring charges and gains or losses on other transactions incurred in connection with D&B’s Blueprint for Growth Strategy are not allocated to any of the business segments. Additionally, transition costs, which are period costs incurred to implement the Company’s strategy including consulting fees, costs of temporary employees, relocation costs and stay bonuses, are included within Corporate and Other expenses and are not allocated to the business segments.

      The following table sets forth condensed financial information derived from the Company’s consolidated financial statements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

Revenue
North America	$212.2	$202.2	$667.1	$641.0
Europe	79.1	74.7	228.2	225.3
Asia Pacific/Latin America	7.6	7.9	24.2	22.9

Core Revenue	298.9	284.8	919.5	889.2
Receivable Management Services and Other Divested Businesses	—	7.8	—	78.3

Total Revenue	$298.9	$292.6	$919.5	$967.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

Operating Income (Loss):
North America	$67.6	$63.8	$213.8	$208.0
Europe	6.6	4.9	14.7	2.7
Asia Pacific/Latin America	1.2	2.0	3.2	0.2

Total Divisions	75.4	70.7	231.7	210.9
Corporate and Other(1)	(16.6)	(15.0)	(83.1)	(69.3)

Operating Income	58.8	55.7	148.6	141.6

Non-Operating Income (Expense) — Net(2)	(2.4)	(3.6)	(14.8)	21.0
Provision for Income Taxes	21.7	20.2	53.0	63.3
Equity in Net Losses of Affiliates, Net of Income Taxes	—	(1.5)	(1.7)	(3.3)

Net Income	$34.7	$30.4	$79.1	$96.0

Basic Earnings per Share of Common Stock	$0.47	$0.38	$1.06	$1.20

Diluted Earnings per Share of Common Stock	$0.45	$0.37	$1.03	$1.17

(1)	Corporate and Other is composed of:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Corporate Costs	$(16.6)	$(14.0)	$(52.2)	$(46.5)
Restructuring Expense — Net	—	—	(30.9)	(28.8)
Asset Write-Off for WTC	—	(1.0)	—	(1.0)
Reorganization Costs	—	—	—	7.0

Total Corporate and Other	$(16.6)	$(15.0)	$(83.1)	$(69.3)

(2)	Non-Operating Income (Expense) — Net included $6.6 million and $43.0 million of gains on the sales of businesses in the three and nine months ended September 30, 2001, respectively. Non-Operating Income (Expense) — Net also included in the third quarter of 2001 a $6.1 million write-down of impaired investments.

      D&B’s business and financial results have been impacted during the periods presented by the Company’s Blueprint for Growth strategy, as explained below.

Impact of the “Blueprint for Growth” Strategy (See Note 4 to the Consolidated Financial Statements)

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

      As part of this third phase of the financial flexibility program, the Company outsourced certain technology functions to Computer Sciences Corporation (“CSC”). Under the terms of the agreement, approximately 400 D&B employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC. In addition, as part of the agreement, CSC acquired the Company’s data center and print mail facility located in Berkeley Heights, New Jersey, and related assets for $10.0 million, which management considered the fair value for the assets. This resulted in a $9.7 million impairment loss, as noted above.

      The first phase of the financial flexibility program began in the fourth quarter of 2000, and the second phase began in the second quarter of 2001. The first phase of the financial flexibility program reduced expenses to generate approximately $130 million in annualized funds that can be reallocated for investment. In connection with this program, D&B recorded in 2000 a pre-tax restructuring charge of $41.5 million to globalize administrative functions, streamline data collection and fulfillment, rationalize sales and marketing functions and consolidate and simplify technology functions. During the second quarter of 2001, the Company reversed $4.0 million of this 2000 restructuring charge to reflect the Company’s determination that severance for approximately 50 employees would not be utilized and that its remaining lease termination liabilities would be lower than originally estimated. The second phase of the financial flexibility program reduced expenses to generate approximately $70 million in annualized funds that can be reallocated for investment. Actions taken included reengineering administrative functions and instituting common business practices worldwide. The Company recorded a pre-tax restructuring charge of $32.8 million in connection with these actions.

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

Results of Operations

     Consolidated Results

     Net Income and Earnings Per Share

      For the quarter ended September 30, 2002, D&B reported net income of $34.7 million, or $.47 per share basic and $.45 per share diluted. This compares with third quarter 2001 reported net income of $30.4 million and earnings per share of $.38 basic and $.37 diluted. Thus, 2002 third quarter net income grew 14%, basic earnings per share grew 24% and diluted earnings per share grew 22%, when compared with the third quarter of 2001. The higher EPS reflects operating income growth, as well as the continued benefit of share repurchase activity in the second half of 2001 and first quarter of 2002.

      Third quarter 2001 results included a $1.0 million write-off of assets lost in the World Trade Center attack, a $6.6 million gain on the sale of the Company’s majority stake in its Australia/New Zealand business and the write-down of certain investments of $6.1 million. Excluding these items, in the third quarter of 2002, net income would have grown 17%, basic earnings per share would have grown 27% and diluted earnings per share would have grown 25% over the same period in 2001.

      For the first nine months of 2002, D&B reported net income of $79.1 million, or $1.06 per share basic and $1.03 per share diluted, was down 18% from the $96.0 million, or $1.20 per share basic and $1.17 per share diluted, in the same period in 2001. Results for the first nine months of 2002 included net pre-tax restructuring charge of $30.9 million. In addition to third-quarter 2001 items noted above, the year-to-date 2001 results included a net pre-tax restructuring charge of $28.8 million, $7.0 million of income resulting from the reversal of excess accrued reorganization costs in connection with the 2000 Distribution (as defined in Note 8 to the Consolidated Financial Statements), and a gain of $36.4 million on the sale of the Receivable Management Services business.

      Excluding these items, net income for the first nine months of 2002 was $100.7 million, 17% higher than net income of $85.9 million for the same period in the prior year. Earnings per share would have increased 26% basic and 25% diluted over the first nine months of 2001, resulting from operating income growth, as well as the continued benefit of a lower tax rate and share repurchase activity in the second half of 2001 and first quarter of 2002.

     Revenue

      As noted in the Overview section, the Company considers its core revenue to be that generated from its ongoing businesses. In 2002, total and core revenue are the same. However, in 2001, total revenue and core revenue differ by the revenue of Receivable Management Services and other divested businesses. In the third quarter of 2002, total revenue of $298.9 million was up 2% compared with $292.6 million in the third quarter of 2001, which included $7.8 million of revenue from Receivable Management Services and other divested businesses.

      Core revenue was up 3% before, and 5% after, the effect of foreign exchange for the quarter. This was largely driven by core revenue growth in North America of 5%. Europe reported revenue growth of 6%; however, before the effect of foreign exchange, European revenue actually declined 4%. In APLA, revenue declined 4% after the effect of foreign exchange and was flat before the effect of foreign exchange.

      D&B’s third-quarter 2002 revenue, before the effect of foreign exchange, reflects a 1% increase in revenue in Risk Management Solutions, where traditional products grew 1% and value added products grew 6%; a 6% increase in Sales & Marketing Solutions, where North American marketing revenue growth of 15% more than offset revenue declines in this solution set internationally; and a 7% increase in Supply Management Solutions.

      For the first nine months of 2002, total revenue was $919.5 million, down 5% compared with $967.5 million in the same period in 2001, reflecting the inclusion in 2001 of revenues of $78.3 million from Receivable Management Services and other divested businesses. Core revenue, which excludes the divested businesses, increased 3%, both before and after the effect of foreign exchange, over the prior year’s core revenue of $889.2 million. Core revenue in the first nine months of 2002 increased 4% in North America, 6% in APLA, and 1% in Europe. Before the effect of foreign exchange, core revenue was impacted by growth in APLA of 10%, partially offset by a decline in Europe of 1%.

      The results for the first nine months of 2002, before the effect of foreign exchange, reflect a 1% increase over the same period a year ago in Risk Management Solutions, where traditional products were flat and value added products grew 5%, a 9% increase in Sales & Marketing Solutions, where growth of 14% in North America and 3% growth in APLA more than offset a decline of 11% in Europe; and an 18% increase in Supply Management Solutions, due to growth in Europe.

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

      Operating expenses increased 3% to $100.3 million in the third quarter of 2002 compared with $97.4 million in the third quarter of 2001, as savings from financial flexibility initiatives were offset by investments made to enhance the Company’s database and enhance and create products. Selling and administrative expenses increased 2% to $118.9 million in the third quarter of 2002 compared with $116.2 million in the third quarter of 2001. Administrative cost savings achieved through the financial flexibility program were offset by higher transition costs and investments in advertising to reinvigorate the brand and in training and hiring new leaders. Transition costs were $8.6 million in the third quarter of 2002, compared to $2.9 million in the third quarter of 2001. Depreciation and amortization decreased 10% to $20.9 million in the third quarter of 2002 as compared to the third quarter of 2001 as a result of lower capitalized spending during the past few years, the impact of no longer amortizing goodwill (see Note 3 to the Consolidated Financial Statements), and the write-off and sale of certain assets in connection with the financial flexibility programs.

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

      Year-to-date total operating costs were down 10% to $311.3 million in 2002 compared with $344.7 million in 2001, resulting primarily from cost savings achieved through the financial flexibility program and the sale of the Receivable Management Services business, offset by investments made to enhance the current business. Selling and administrative costs decreased 5% to $368.4 million in the first nine months of 2002 compared to the same period in 2001, as the savings from financial flexibility initiatives were offset by investments and higher transition costs. Transition costs were $25.3 million in the first nine months of 2002, compared with $12.3 million in the same period of 2001. Depreciation and amortization decreased to $60.3 million in the first nine months of 2002, a 16% decline compared with 2001, driven by the same factors as in the quarter.

      Operating income increased 6% in the third quarter of 2002 to $58.8 million from $55.7 million in the third quarter of 2001, driven by revenue growth in the quarter, the reversal of residual accruals in Europe, lower depreciation and amortization expenses and savings from the financial flexibility program initiatives. Excluding the World Trade Center write-off included on the table on page 18, operating income increased 4% from $56.7 million in the third quarter of 2001.

      Operating income for the first the first nine months of 2002 increased 5% to $148.6 million from $141.6 million in 2001, primarily as a result of the financial flexibility program initiatives, which continue to reduce costs throughout the Company, and lower depreciation and amortization expenses. Excluding the same restructuring and reorganization costs included on the table on page 18, operating income for the first nine months of 2002 was $179.5 million, a 9% increase over the same period in the prior year.

     Non-Operating Items

      Non-operating expense — net was $2.4 million in the third quarter of 2002 compared with non-operating expense — net of $3.6 million in the third quarter of 2001. Interest income was $0.7 million and $2.0 million in the third quarter of 2002 and 2001, respectively. Interest expense of $4.9 million in the third quarter of 2002 decreased by 4% compared with interest expense of $5.1 million in the third quarter of the prior year. The lower interest income and interest expense are largely attributable to lower interest rates. Other income (expense) — net was $1.8 million income in the third quarter of 2002, including a $2.6 million gain on the sale of a portion of the Company’s equity interests in its Singapore operations. Other income (expense) — net in the third quarter of 2001 was $0.5 million expense, including a gain on the sale of the Company’s majority stake in Australia/New Zealand operations of $6.6 million and the $6.1 million write-down of impaired investments. Excluding the gains on the sales and the write-down of impaired investments, other income (expense) — net would have been approximately flat when comparing the third quarter 2002 with the same period of 2001.

      Year-to-date non-operating expense — net was $14.8 million compared with non-operating income of $21.0 million in the same period of 2001, which included $43.0 million of gains on the sales of businesses ($6.6 million from Australia/New Zealand and $36.4 million from Receivable Management Services). Interest income was $2.0 million compared with $4.3 million during the first nine months of 2001. Interest expense of $14.8 million in the first nine months of 2002 decreased compared with $17.3 million in the same period of 2001, including $11.9 million of interest expense and $5.4 million of minority interest expense due to lower interest rates, resulting from the exchange of minority interest financing with long-term debt in the first quarter of 2001. Other income (expense) — net was $2.0 million expense in the first nine months of 2002, which includes the $2.6 million gain on the sale of a portion of its equity interests in the Company’s Singapore operations offset by the $2.9 million write-off of its investment in Avantrust LLC, and was income of $34.0 million in 2001, including the gain on the sale of the Receivables Management Services and Australia/New Zealand businesses partially offset by the $6.1 million write-down of impaired investments.

      D&B’s effective tax rate was 38.5% and underlying tax rate was 38.4% in the third quarter of 2002 compared with an effective rate of 38.8% in the third quarter of 2001. During the third quarter of 2002, the Company adjusted its full-year estimated underlying tax rate to 38.4% from 38.0%, to include an additional tax liability for international withholding tax. This adjustment increased the third quarter 2002 effective and underlying rate. The underlying rate, which excludes the positive impact on taxes of the third-quarter 2001 items identified in the overview section and in the table on page 18, was 40.8% for the third quarter of 2001. The underlying tax rate has decreased from the prior year as a result of better global tax planning, as well as improvements in tax planning at the state and local level.

      On a year-to-date basis, the effective rate was 39.6% in 2002 compared with 38.9% in the first nine months of 2001. The underlying rate in the first nine months of 2002 was 37.8% and was 39.9% in the first nine months of 2001. The difference between the effective and underlying rates in 2001 was largely attributable to the favorable tax rate applied to the gains on the sales of businesses. In both 2002 and 2001, the Company’s year-to-date effective tax rate is negatively impacted by the non-deductibility in some countries of certain items included within the restructuring charge, which is shown in the tables on page 18. As noted above, the underlying tax rate has declined as a result of better global tax planning, as well as improvements in tax planning at the state and local level.

      D&B recognized $1.5 million as equity in net losses of affiliates for the quarter ended September 30, 2001. For the first nine months of 2002, the Company recognized $1.7 million as equity in net losses of affiliates, compared with $3.3 million for the first nine months of 2001. These losses result from the Company’s investment in Avantrust LLC, which the Company exited during the second quarter of 2002 (see Note 9 to the Consolidated Financial Statements).

Segment Results (see Note 14 to the Consolidated Financial Statements)

North America

      North America’s total revenue of $212.2 million in the third quarter of 2002 increased 5% from the third quarter of 2001, which had reported revenue of $202.6 million including $0.4 million of revenue from the divested Receivable Management Services business. North America’s core revenue was $212.2 million in the third quarter of 2002, up 5% compared with third-quarter 2001 results of $202.2 million. The revenue increase resulted from growth in Risk Management Solutions of 2% and in Sales & Marketing Solutions of 15%, partially offset by a decline in Supply Management Solutions of 2%. Sales & Marketing Solutions benefited from the acquisition of Harris InfoSource in October 2001. Excluding the benefit of this acquisition, North America’s Sales & Marketing Solutions would have been up 10%, and its core revenue would have been up 4%.

      Risk Management, the Company’s largest customer solution set, contributed $146.5 million or 69% of North America’s revenue in the third quarter of 2002. Traditional Risk Management revenue was up 2%, in part reflecting the benefit of one more business day in the quarter than last year. Revenue from value added Risk Management Solutions products was flat.

      Sales & Marketing Solutions contributed $60.2 million or 28% of North America’s revenue in the third quarter of 2002. Sales & Marketing Solutions benefited from growth in traditional marketing revenue. Last year in the third quarter, customers cut back on discretionary marketing spending. This year, traditional marketing revenue, which is focused on direct mail and direct marketing, grew 24%. Value-added Sales & Marketing revenue, which include web-based decisioning and customer information management solutions, increased 2%.

      Supply Management Solutions contributed $5.5 million of revenue in the third quarter of 2002, slightly lower than in the third quarter of the prior year.

      Year-to-date, North America’s total revenue of $667.1 million declined 2% from $679.9 million for the same period of 2001, which included revenue of $38.9 million from the divested Receivable Management Services business. For the first nine months, North America’s core revenue of $667.1 in 2002 was up 4% from $641.0 million in 2001. The revenue increase came on the strength of 1% growth in Risk Management Solutions (with traditional products flat and value added products up 3%) and 14% growth in Sales & Marketing, partially offset by a 2% decline in Supply Management Solutions. Contributing to the growth in Sales & Marketing were the acquisitions of iMarket in the second quarter of 2001 and Harris InfoSource in the fourth quarter of 2001. Excluding the benefit of acquisitions, Sales & Marketing revenue would have grown 7% and core revenue would have been up 2%. The year-to-date revenue performance was driven by factors similar to those in the third quarter.

      North America’s operating income for the third quarter of 2002 was $67.6 million, up 6% from the $63.8 million reported in the third quarter of 2001. North America’s operating income year-to-date was $213.8 million, up 3% from $208.0 million in the same period in 2001. North America’s operating income growth reflects revenue growth and generally lower operating cost base due to the Company’s financial flexibility initiatives, offset by investments in the business and the loss of operating income from the Receivable Management Services business sold in the second quarter of 2001.

Europe

      Europe’s total and core revenue of $79.1 million in the third quarter of 2002 increased 6% from $74.7 million in the third quarter of 2001, benefiting from the positive impact of foreign exchange and the acquisition of Data House, which contributed $1.6 million in the quarter. Before the effect of foreign exchange, European third-quarter 2002 revenue would have been down 4% from the 2001 third quarter and, excluding the impact of Data House, would have been down 6%, due to deteriorating market conditions in Europe.

      Before the effect of foreign exchange, Risk Management Solutions was relatively flat with prior year both including and excluding the benefit of D&B’s acquisition of Data House during the quarter, reflecting a decline of 2% in traditional products and an increase of 43% in value added products. Before the effect of foreign exchange, Sales & Marketing Solutions was down 21% as customers have cut back on discretionary spending, given the challenging market conditions in Europe. Before the effect of foreign exchange, Supply Management Solutions was up 86% on a relatively small base, aided by investments made in the second half of 2001 to drive growth in this product line.

      Europe’s year to date 2002 reported revenue of $228.2 million declined 6% compared with year-to-date 2001 revenue of $242.7 million, which included revenue of $17.4 million from the divested Receivable Management Services business. Europe’s year-to-date core revenue was $228.2 million, down 1% from the prior year before the impact of foreign exchange and up 1% from the prior year after the effect of foreign exchange. Before the effect of foreign exchange, Europe would have reported a year to date 2002 decrease in revenue from Risk Management Solutions of 1% (traditional products declined by 1% and value added increased by 2%), a decrease in Sales & Marketing Solutions of 11%, and a substantial percentage increase from Supply Management Solutions on a relatively small base as mentioned above. Excluding the benefit of the Data House acquisition, on a year-to-date basis, Risk Management Solutions would have been down 2% from the prior year.

      Europe reported operating income of $6.6 million in the third quarter of 2002, a 27% increase over the $4.9 million reported in the third quarter of 2001. The current quarter’s results benefited from a $2.4 million reversal of residual accruals no longer needed as a result of the restructuring of the Company’s European businesses. In addition, operating income growth benefited from the positive impact of foreign exchange. Year-to-date 2002, operating income was $14.7 million, compared with operating income of $2.7 million in 2001.

     APLA

      APLA’s total revenue of $7.6 million in the third quarter of 2002 declined 51% from $15.3 million in the third quarter of 2001, which included revenue of $7.4 million from Receivable Management Services and other divested businesses. APLA’s core revenue was $7.6 million in the third quarter of 2002, down 4% compared with third-quarter 2001 core revenue of $7.9 million. Before the effect of foreign exchange, APLA’s core revenue was flat compared with the same period a year ago. The flat performance, before the effect of foreign exchange, reflects a 1% increase from Risk Management Solutions and a 2% decline in Sales & Marketing Solutions. Traditional Risk Management Solutions declined by 7%, while value added Risk Management Solutions increased by 47%.

      APLA’s year-to-date 2002 total revenue of $24.2 million declined 46% from $44.9 million in the same period of 2001, which included revenue of $22.0 million from Receivable Management Services and other divested businesses. On a year-to-date basis, APLA’s core revenue for 2002 was $24.2 million, up 6% from $22.9 million in the same period a year ago. Before the effect of foreign exchange, core revenue increased 10% compared with the same period in 2001, primarily resulting from a 12% increase in Risk Management Solutions (traditional product revenue was up 3% and value added was up 63%) and a 3% increase in Sales & Marketing Solutions, reflecting solid performance across most markets as well as a one-time project.

      APLA’s operating income for the third quarter of 2002 was $1.2 million, 40% below the $2.0 million reported in the third quarter of 2001. The decrease in operating income was largely attributable to the inclusion of divested businesses in 2001. Year-to-date, APLA’s operating income was $3.2 million, up from $0.2 million in the first nine months of 2001. Changes made in the business model in the region to match investment with growth opportunities have contributed in the improved profitability.

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

      The pro forma impact of this accounting policy change is outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	Restated	Restated	Restated	Restated
	2002	2001	2002	2001

Reported Net Income	$34.7	$30.4	$79.1	$96.0
Add Back: Goodwill Amortization	—	1.3	—	3.9

Adjusted Net Income	$34.7	$31.7	$79.1	$99.9

Basic EPS:
Reported Basic EPS	$0.47	$0.38	$1.06	$1.20
Add Back: Goodwill Amortization	—	0.02	—	0.05

Adjusted Basic EPS	$0.47	$0.40	$1.06	$1.25

Diluted EPS:
Reported Diluted EPS	$0.45	$0.37	$1.03	$1.17
Add Back: Goodwill Amortization	—	0.02	—	0.05

Adjusted Diluted EPS	$0.45	$0.39	$1.03	$1.22

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

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets. As discussed in Note 4 — Impact of Implementation of the “Blueprint for Growth” Strategy, during the second quarter of 2002, the Company incurred impairment losses of $10.6 million related to assets being sold or abandoned during the quarter as a result of actions taken under its financial flexibility program.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with restructuring activities, including severance and lease termination obligations. It nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)” (“EITF Issue No. 94-3”). The principal difference between SFAS No. 146 and EITF Issue No. 94-3 is in the timing of liability recognition. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, be recognized when the liability is incurred, rather than at the date of a company’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Adoption of SFAS No. 146 by D&B may result in expense recognition over a period of time rather than at one time if D&B undertakes restructuring activities after December 31, 2002.

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

      At September 30, 2002, cash and cash equivalents totaled $136.0 million, a decrease from $145.3 million at December 31, 2001. This $9.3 million decrease primarily reflects $133.7 million of cash provided from operations, $21.5 million of proceeds of the sales of the Murray Hill, New Jersey, building and the Berkeley Heights, New Jersey, building and its related assets and $10.0 million of net proceeds received in connection with the Company’s stock incentive plans, which were more than offset by $114.2 million used for share repurchases in the nine months ended September 30, 2002; $22.0 million used for the acquisition of Data House and $33.9 million of investments in capital expenditures and capitalized software.

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

      In the same period of 2001, the Company received $88.1 million in cash from the sales of the Receivable Management Services business and the majority stake in its Australia/New Zealand operations. During the second quarter of 2001, the Company acquired iMarket for $16.6 million.

      Investment in capital expenditures and capitalized software was $33.9 million in the first nine months of 2002 versus $38.4 million in the same period of 2001, as the Company has reallocated a portion of its spending to investments treated as period costs.

      Investments in Unconsolidated Affiliates were $0.9 million in 2002, compared with $8.9 million in 2001 for the Company’s investments in Avantrust LLC, its joint venture with AIG which it exited during the second quarter of 2002.

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

      In the first nine months of 2002, D&B repurchased 756,100 shares of common stock for $29.1 million to mitigate the dilutive effect of shares issued under the Company’s stock incentive plans and in connection with its Employee Stock Purchase Plan. Net proceeds from D&B stock plans totaled $10.0 million in the first nine months of 2002.

      In the first nine months of 2001, D&B repurchased 1,388,340 shares of its common stock for $38.2 million to offset a portion of the shares issued under the Company’s stock incentive plans and in connection with its Employee Stock Purchase Plan. Proceeds received in connection with the Company’s stock plans were $16.2 million in the first nine months of 2001. In addition, the Company repurchased 1,568,683 shares for $46.0 million during the second and third quarters of 2001 in connection with a special repurchase program authorized by its Board of Directors in May of 2001.

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

      D&B’s $175 million 364-day revolving credit facility expired in September 2002. The Company renewed this facility in September 2002 for $100 million. The Company also has an additional $175 million term revolving credit facility expiring in September 2005. Under these facilities, D&B has the ability to borrow at prevailing short-term interest rates. D&B has not drawn on these facilities since their inception and has no borrowings outstanding under these facilities at September 30, 2002. The Company decided to renew its 364-day facility at a lower level because it believes that cash flows generated from its operations, supplemented as needed with its readily available financing arrangements, are sufficient to meet its short-term and long-term needs including any payments that may be required to settle legal or tax proceedings as discussed in Note 8 — Contingencies to the Consolidated Financial Statements.

Subsequent Developments

      The Company has announced the sale of its Korean operations during the fourth quarter of 2002. D&B expects to receive proceeds of approximately $3 million, consisting of $1.8 million in cash and a note for $1.2 million payable over the 12 months following the closing. The Company expects to record a pre-tax gain of approximately $2 million within Other Income (Expense) — Net.

      Also, during October 2002, the Company announced that its Board of Directors authorized a share repurchase program of up to $100 million. This two-year program is in addition to the Company’s existing share repurchase program that is designed to offset the dilutive effect of shares issued under employee benefit arrangements.

Forward-Looking Statements

      Certain statements in this Form 10-Q/A are forward-looking statements. Statements that are not historical facts are forward-looking statements. In addition, words such as “expects,” “intends,” “anticipates,” “believes,” “plans,” “guidance” and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are based on D&B’s reasonable expectations at the time that they are made. However, forward-looking statements are not guarantees of future performance, as they involve risks, uncertainties and assumptions that may prove to be incorrect and that may cause D&B’s actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect D&B’s performance, which are discussed more fully in the Company’s Form 10-K/A for the year ended December 31, 2001, include: the possibility that economic or other conditions might lead to a reduction in the demand for D&B products and services worldwide and/or the lengthening of sales cycles; the possibility that the current economic slowdown may worsen and/or persist for an unpredictable period of time; D&B’s ability to successfully implement its Blueprint for Growth, including the ability to achieve its financial flexibility objectives on terms and conditions contemplated by D&B; changes in the business information and risk management industries and markets, including changes in customer preferences for products and product delivery formats resulting from advances in information technology; competitive pressures causing price reductions and/or loss of market share; risks associated with investments and operations in foreign countries, including foreign economic conditions, exchange rate fluctuations, regulatory environment, and cultural factors; D&B’s ability to successfully integrate recent and future acquisitions, alliances and investments; D&B’s ability to protect its proprietary information and technology or to obtain necessary licenses and services on commercially reasonable terms; the potential loss of key business assets, including data center capacity, or interruption of telecommunication links or power sources; changes in the legislative, accounting, regulatory and commercial environments affecting D&B’s ability to collect, manage, aggregate, use and distribute data; and D&B’s ability to attract and retain key employees. D&B undertakes no obligation to update any forward-looking statements to reflect future events or circumstances.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      The Company’s market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation’s 2001 Consolidated Financial Statements included in its Annual Report on Form 10-K/A provide a more detailed discussion of the market risks affecting operations. As of September 30, 2002, no material change had occurred in the Company’s market risks, compared with the disclosure in the Form 10-K/A for the year ending December 31, 2001.

Item 4.     Controls and Procedures

      Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the

Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. Since the date of the Company’s most recent evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      Information in response to this Item is included in Note 8 — Contingencies on Pages 11-14 in Part I, Item 1, of this Form 10-Q/A.

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

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ SARA MATHEW

Sara Mathew
Senior Vice President and Chief Financial Officer

Date: March 18, 2003