Form 10-K
period 2002-12-31
DUN & BRADSTREET CORP/NW
filed 2003-03-28
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

Commission file number 1-15967

The Dun & Bradstreet Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation) 103 JFK Parkway, Short Hills, NJ (Address of principal executive offices)	22-3725387 (I.R.S. Employer Identification No.) 07078 (ZIP Code)

Registrant’s telephone number, including area code: (973) 921-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

      As of January 31, 2003, 74,437,481 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 28, 2002) was approximately $2,452 million.

Documents Incorporated by Reference

      Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on May 22, 2003, are incorporated into Part III of this Form 10-K.

      The Index to Exhibits is located on Pages 104 to 107 of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

PART I

Item 1.     Business

Overview

      D&B® was formed through the separation in 2000 of the company then known as The Dun & Bradstreet Corporation into two separate public companies: D&B and Moody’s Corporation. See Note 5 to our consolidated financial statements for a discussion of this separation.

      D&B provides the information, tools and expertise to help our customers “Decide with ConfidenceTM.” Our brand is built on more than 160 years of experience in providing trusted business information solutions. Our global database is the largest and most comprehensive of its kind, including information on approximately 79 million business entities in more than 200 countries. Our exclusive nine-digit D&B D-U-N-S® Number, assigned to each business location in our global database, is widely used as a tool for identifying, organizing and consolidating information about businesses.

      Our customers use:

•	D&B Risk Management Solutions to manage credit exposure;

•	D&B Sales & Marketing Solutions to find profitable customers; and

•	D&B Supply Management Solutions to manage suppliers effectively.

D&B E-Business Solutions offer “Web-based” solutions for our traditional customers, as well as new small-business and other non-traditional customers. Web-based solutions are those in which we transact business with our customers over the Internet.

      Our customer base includes more than 90% of the BusinessWeek Global 1000 and spans all industries. Our customers rely on the global coverage of our data and our insight into local markets delivered through offices in 29 countries, minority interests in ventures in eight other countries and independent correspondents in more than 150 additional countries.

      Our aspiration is to become a growth company with an important presence on the Web. To us, a growth company has annual core revenue growth in the high single digits and annual earnings per share growth, excluding non-core gains and charges, in the mid-to-upper teens, both on a consistent basis. We define an important presence on the Web as having approximately 80% of our revenue derived from products ordered or delivered using Internet technology. Our definitions of core revenue and non-core gains and charges are explained under “How We Evaluate Our Performance” below.

      Our Blueprint for Growth strategy is our roadmap to achieve our aspiration. It includes five components:

•	Leverage our Brand;

•	Create Financial Flexibility;

•	Enhance our Current Business;

•	Become an Important Player in E-Business; and

•	Build a Winning Culture.

Our Blueprint for Growth strategy is discussed in greater detail below under “Our Strategy.”

How We Evaluate Our Performance

      We use the following financial measures to evaluate our performance:

•	Total revenue excluding the revenue of divested businesses, which we refer to as “core revenue.” Core revenue includes the revenue from acquired businesses from the date of acquisition.

•	Core revenue growth excluding the effects of foreign exchange, which we refer to as “revenue growth before the effects of foreign exchange.”

•	Operating income and diluted earnings per share excluding restructuring charges (whether recurring or non-recurring) and certain other items that we consider do not reflect our underlying business performance. We refer to these restructuring charges and other items as “non-core gains and charges.”

      We measure and evaluate core revenue because it reflects revenue from our ongoing operations. We also isolate the effects of changes in foreign exchange rates on our business because, while we take steps to manage our exposure to foreign currency, we believe that changes in revenue growth due to exchange rate movements are not reflective of our underlying business performance. We measure and evaluate operating income and earnings per share excluding non-core gains and charges because we believe these measures reflect our underlying business performance. These non-core gains and charges are identified on page 34 of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should not conclude from our presentation of non-core gains and charges that the items that result in non-core gains and charges will not occur in the future.

      We believe these measures are useful to you because they reflect how we manage our business. However, these measures are not prepared in accordance with generally accepted accounting principles, or GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income or diluted earnings per share prepared in accordance with GAAP. We discuss our financial results prepared in accordance with GAAP beginning on page 23 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      In addition, you should note that because not all companies calculate these financial measures similarly or at all, the presentation of these measures is not likely to be comparable to measures of other companies.

      The table below reconciles our core revenue (a non-GAAP financial measure) to our total revenue (the most directly comparable GAAP financial measure) for the 2002, 2001, 2000 and 1999 fiscal years.

	For the Years Ended December 31,

	2002	2001	2000	1999

	(Amounts in millions)
Revenue:
Risk Management Solutions	$880.8	$864.2	$871.1	$910.1
Sales & Marketing Solutions	357.3	331.5	332.8	307.8
Supply Management Solutions	37.5	29.7	30.5	28.5

Core Revenue	1,275.6	1,225.4	1,234.4	1,246.4
Receivable Management Services and Other Divested Businesses	—	79.2	180.7	160.3

Total Revenue	$1,275.6	$1,304.6	$1,415.1	$1,406.7

      The table below shows our annual core revenue since 1999 and our core revenue growth in the last three years, first after and then before the effects of foreign exchange. Our core revenue growth in each of our product lines is also shown in tabular format, below, under the heading “Our Strategy — Enhance Our Current Business.”

		Core Revenue
		Growth (Decline) vs.		Core Revenue
		Prior Year After	Less:	Growth vs. Prior Year
	Core Revenue	Effects of	Effects of	Before Effects of
Year	(In millions)	Foreign Exchange	Foreign Exchange	Foreign Exchange

2002	$1,275.6	4%	1%	3%
2001	$1,225.4	(1)%	(2)%	1%
2000	$1,234.4	(1)%	(4)%	3%
1999	$1,246.4	N/A	N/A	N/A

Our Competitive Strengths

D&B Brand

      Our success in helping businesses “Decide with ConfidenceTM” for more than 160 years has enabled us to build a well-recognized, trusted brand. The strength of our brand reflects our global commercial database, our unique D&B D-U-N-S® Number, the quality of our information, driven by our DUNSRightTM process (described below), and our strong customer relationships. Our brand is built on giving customers a high level of confidence about their decision-making, based on quality information. We call this level of confidence “D&B SureTM.”

Largest Global Commercial Database

      Our database includes information on approximately 79 million businesses in more than 200 countries. We update our database over one million times daily. On an annual basis:

•	We update more than 400 million trade experiences. Trade data is information concerning a company’s history in paying its bills and is considered highly predictive of a company’s future payment practices.

•	We access more than 130 million public records, including suits, liens, bankruptcy filings and business registrations.

•	More than 300,000 businesses update their own information online subject to our quality control procedures.

D&B D-U-N-S® Number

      The D&B D-U-N-S® Number is particularly important to the DUNSRightTM data quality process described below. The D&B D-U-N-S® Number is a unique nine-digit identification number assigned to each business location in our database. The D&B D-U-N-S® Number is used to identify and verify businesses around the world and to link headquarters, branches, parents and subsidiaries. In today’s global economy, the D&B D-U-N-S® Number has become a standard for business identification and verification. The D&B D-U-N-S® Number is recognized, recommended or endorsed by various organizations. The U.S. Government has established the D&B D-U-N-S® Number as the standard for all U.S. Government electronic commerce transactions.

Data Quality

      Using our DUNSRightTM process, we collect, aggregate, edit and verify data from thousands of sources daily. Our DUNSRightTM process includes over 2,000 separate automated and manual checks to ensure that data meets our high-quality standards. The process works as follows:

•	Our Global Data Collection team brings together data from a variety of sources worldwide.

•	We integrate the data into our database through our patented Entity Matching, which produces a holistic picture of each business.

•	We assign the D&B D-U-N-S® Number to identify and track a business globally through every step in the life and activity of the business.

•	We use Corporate Linkage to enable our customers to view their total risk or opportunity across related businesses.

•	Finally, our Predictive Indicators use statistical analysis to rate a business’s past performance and to indicate how likely the business is to perform the same way in the future.

Value-Added Solutions

      We offer our customers more than just simple reports derived from our database. As many of our customers have shifted from manual to automated decision-making, we have integrated our technology and products into their processes. For example, during 2001, we launched our Data Integration ToolkitTM, which allows our customers to integrate D&B information directly into their systems. We also launched our enterprise-wide Risk Assessment Manager, or eRAMTM, an Intranet-based product that allows our customers to manage their customer portfolio. During 2002, we launched Global DecisionMakerTM, a tool that allows customers to make real-time credit decisions via the Web, and Small Business Risk InsightTM, a small-business data exchange for financial institutions. Also in 2002, we launched Supply OptimizerTM, an intranet-based software application that allows our customers to analyze their purchasing spend and manage their suppliers. We also provide our customers with the ability to combine and effectively use data from multiple sources through our database and matching and linking technology.

Strong Cash Flows from Operations

      Our business generates strong cash flows from continuing operations which were $31.3 million in 2000, $217.1 million in 2001 and $213.1 million in 2002. Our 2000 cash flows were affected by our $174.7 million share of a one-time payment to the IRS, as discussed further under “Item 3. Legal Proceedings — Tax Matters — Utilization of Capital Losses — 1989-1990,” and by restructuring payments of $21.8 million. Our 2001 cash flows were affected by $35.4 million of cash we received with respect to contracts to provide the buyers of our Receivable Management Services business with credit information over five years, and by restructuring payments of $40.6 million. Our 2002 cash flows were affected by restructuring payments of $31.3 million. For a discussion of our cash flows, see pages 40 to 46 of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Strategy

      In October 2000, we launched our Blueprint for Growth strategy, the roadmap to our aspiration to become a growth company with an important presence on the Web. As noted earlier, the Blueprint for Growth has five components, each of which is described below.

Leverage our Brand

      The focus of this component of our strategy is to build and increase awareness of our more than 160 years of experience in providing trusted business information solutions. In October 2001, we began the transition of our company trade name from Dun & Bradstreet to D&B, our widely used and highly recognizable acronym. We also introduced a new logo and the “Decide with ConfidenceTM” tag line to describe the value that D&B brings to our customers’ decision-making processes. During 2002, we launched the D&B SureTM television, print and radio advertising campaign to increase our brand awareness.

      To strengthen our brand, we are continuing to build and expand our global database, which included approximately 79 million businesses at the end of 2002, up from 60 million upon the launch of our strategy in October 2000 and 70 million at the beginning of 2002. We also continue to invest in the timeliness and accuracy of our data.

Create Financial Flexibility

      As part of our Blueprint for Growth strategy, we continually seek opportunities to reallocate our spending to activities that drive revenue growth while, at the same time, improving our profitability during our transformation.

      Through a structured process we call “creating Financial Flexibility,” we target activities and processes that can be re-engineered or eliminated. We identify these activities by seeking out ways to improve our performance, both in terms of cost and quality. We look for ways to eliminate, consolidate, standardize and automate the operations of our business, in that order. After we have fully realized internal efficiencies, we evaluate the possibility that others can provide greater efficiencies and improved quality. If they can, we outsource. For example, as part of our Financial Flexibility program, we have:

•	eliminated non-core operations, such as our Receivable Management Services business, which we sold during 2001;

•	consolidated our European operations from 19 separate country operations into one continent-wide operation, begun to standardize on best practices, and substantially reduced country-level management infrastructure;

•	automated and simplified data collection from third-party data sources; and

•	outsourced certain technology functions, including our data center operations, to Computer Sciences Corporation.

      Since the launch of our Blueprint for Growth strategy in October 2000, we have implemented three phases of Financial Flexibility initiatives. In each of these phases, we identified ways to reduce our expense base, then reallocated some of the identified spending to other areas of our operations to drive revenue growth. With each phase of initiatives, we have incurred a restructuring charge (which generally consists of employee severance and termination costs, asset write-offs, and/or costs to terminate lease obligations) and transition costs (which consist of other costs necessary to accomplish the process changes such as consulting fees, costs of temporary workers, relocation costs and stay bonuses).

      The initial impact of each phase on our expense base before any restructuring charges and transition costs and before any reallocation of spending, and the related restructuring charge and transition costs for each phase, are as follows:

•	Phase 1 initially reduced our 2001 expense base by $130 million on an annualized basis before any reallocation of spending. It resulted in a $41.5 million restructuring charge in the fourth quarter of 2000, of which $4.0 million was reversed in 2001 as excess. It also resulted in $17.2 million of transition costs incurred primarily in 2001.

•	Phase 2 initially reduced our 2001 expense base by $70 million on an annualized basis before any reallocation of spending. It resulted in a $32.8 million restructuring charge in the second quarter of 2001. It also resulted in an aggregate of $30.1 million of transition costs in 2001 and 2002.

•	Phase 3 initially reduced our 2002 expense base by $80 million on an annualized basis before any reallocation of spending. It resulted in a $30.9 million restructuring charge in the second quarter of 2002. It also resulted in $14.9 million of transition costs in 2002, with between $9 million and $14 million of additional transition costs expected in 2003.

      A fourth phase of Financial Flexibility initiatives, announced in January 2003, is expected to initially reduce our 2003 expense base by $75 million on an annualized basis, before any restructuring charges and transition costs and before any reallocation of spending. We expect this phase to result in a restructuring charge of $16 million and transition costs of $9 million in 2003. In total, including all phases of Financial Flexibility initiatives, we expect transition costs of between $18 million and $23 million in 2003.

      The decision about how much to reallocate to other areas of our operations to drive revenue growth is initially made as part of our annual business planning and budgeting process. We then revisit the allocation of our expenditures regularly over the course of the year.

      We believe the success of our flexible business model is illustrated by a comparison of our financial results from 2000 (the year our Blueprint for Growth strategy was launched) through 2002. During this period, while our total revenue declined by $139.5 million, or 10%, primarily due to the sale of non-core businesses, our core revenue grew $41.2 million, or 3%, reflecting the benefit of the new spending on revenue growth initiatives described in the section below. Over the three-year period, we incurred restructuring charges totaling $101.2 million and transition costs totaling $62.2 million. Even after incurring these charges and costs, our total operating costs were reduced over the period by $225.1 million, or 18%, and our operating income increased $85.6 million, or 50%.

Enhance Our Current Business

      Our current customer solution sets are:

•	Risk Management Solutions;

•	Sales & Marketing Solutions; and

•	Supply Management Solutions.

In addition, in 2001, we launched a series of E-Business Solutions that offer access to, and delivery of, D&B products via the Web. We will begin reporting E-Business Solutions as a fourth customer solution set beginning with the first quarter of 2003, and, at that time, we will further clarify the scope of this solution set.

      Risk Management Solutions. Risk Management Solutions is our largest product line, accounting for 69% of our total revenue in 2002. Businesses use our Risk Management Solutions to manage their credit exposure to their new and existing business customers by helping them answer questions such as:

•	Should I extend credit to this new customer?

•	What credit limit should I set?

•	Will this customer pay me on time?

•	What is my total credit risk exposure?

•	Should I change my credit policies?

•	How can I proactively manage my cash flow?

      The table that follows shows our annual core revenue since 1999 and our core revenue growth in our Risk Management Solutions product line in the last three years, first after and then before the effects of foreign exchange.

		Core Revenue
		Growth (Decline) vs.		Core Revenue
		Prior Year After	Less: Effects of	Growth vs. Prior Year
	Core Revenue	Effects of Foreign	Foreign	Before Effects of
Year	(In millions)	Exchange	Exchange	Foreign Exchange

2002	$880.8	2%	1%	1%
2001	$864.2	(1)%	(2)%	1%
2000	$871.1	(4)%	(4)%	—
1999	$910.1	N/A	N/A	N/A

      Within this solution set we offer traditional and value-added products. Our traditional Risk Management Solutions, which consist of reports from our database used primarily for making decisions about new credit applications, constituted 84% of our Risk Management Solutions revenue and 58% of our total revenue in 2002. Our value-added products, which constituted 16% of our Risk Management Solutions revenue and 11% of our total revenue in 2002, generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions.

      In assessing the revenue growth opportunities in this product line, we evaluate the market from the perspective of a chief credit officer. Today, credit officers use our products primarily to make credit decisions on new credit applications for large (over $20,000) transactions. In the current economic climate, new credit applications are declining as business activity is depressed and companies are streamlining their credit departments, resulting in fewer product users.

      To enhance this area of our business, we are:

•	Increasing our database coverage and expanding the scope of the information we maintain about the businesses in our database.

•	Improving our matching capabilities so that we can better meet our customers’ requests for information. During 2002, our U.S. online match rate increased by more than six percentage points.

•	Enhancing our traditional products with new content and redesigning them for Web delivery. During 2002, we reinvigorated our traditional Business Information Report, or BIR, with a new Web-interface and added new content through links to information available on the Web after D&B has delivered the product to the customer.

      We also see opportunities to help credit officers automate their decision-making processes for new credit applications for small ($20,000 and under) transactions. Our initiatives in this area include:

•	Entering into an alliance with Fair, Isaac & Company in 2002 to deliver a series of unique small-business decision-making models using a blend of commercial and consumer data.

•	Introducing in 2002 our Small Business Risk Insight™ solution, a small-business data exchange for financial institutions, and our Global DecisionMaker™ solution, a tool that allows customers to make real-time credit decisions via the Web.

•	Acquiring Data House in 2002, which allows us to participate in more risk management decisions about small businesses in Italy.

      In addition, there is an opportunity for us to increase our participation in our customers’ portfolio management process by helping them manage the credit risk associated with their entire customer base. Our monitoring and alert services allow our customers to easily and inexpensively track changes in the credit status of their customers, suppliers, competitors or even themselves. We also offer a desktop-based Risk Assessment Manager product, which we call RAM™, and an enterprise-wide, intranet-based Risk Assessment Manager product, which we call eRAM™. Each of these products allows our customers to manage and analyze their entire customer portfolio.

      Sales & Marketing Solutions. Sales & Marketing Solutions is our second-largest product line, accounting for 28% of our total revenue in 2002. Businesses use our Sales & Marketing Solutions to enhance existing customer relationships and find profitable new ones by helping them answer questions such as:

•	Who are my best customers?

•	How can I exploit untapped opportunities with my existing customers?

•	How can I find prospects that look like my best customers?

•	How can I maximize the return on my marketing campaign?

•	How can I allocate sales force resources to revenue growth potential?

      The table that follows shows our annual core revenue since 1999 and our core revenue growth in our Sales & Marketing Solutions product line in the last three years, first after and then before the effects of foreign exchange.

		Core Revenue		Core Revenue
		Growth vs. Prior	Less: Effects of	Growth vs. Prior Year
	Core Revenue	Year After Effects of	Foreign	Before Effects of
Year	(In millions)	Foreign Exchange	Exchange	Foreign Exchange

2002	$357.3	8%	1%	7%
2001	$331.5	—	(1)%	1%
2000	$332.8	8%	(3)%	11%
1999	$307.8	N/A	N/A	N/A

      Within this solution set we offer traditional and value-added products. Our traditional products generally consist of marketing lists, labels and customized data files used by our customers in their direct marketing activities. These products constituted 60% of our Sales & Marketing Solutions revenue and 17% of our total revenue in 2002. Our value-added products generally include decision-making and customer information management solutions. These value-added products constituted 40% of our 2002 Sales & Marketing Solutions revenue and 11% of our total revenue in 2002.

      Our Sales & Marketing Solutions business is affected by the general economic climate, with greater revenue in periods of economic growth when sales and marketing spending rises and lower revenue in periods of economic weakness when sales and marketing spending falls. The year 2001 was particularly challenging, with economic weakness, the events of September 11 and the subsequent anthrax scare adversely affecting our growth in this product line. Our performance improved in 2002, with 7% core revenue growth before the effects of foreign exchange, though it did not achieve the 11% growth rate of 2000. We believe our Sales & Marketing Solutions product line will be an important part of our long-term growth, subject to prevailing economic conditions and our ability to execute on the investments identified below.

      We will continue to invest in this product line through sales force expansion, database enhancements and product improvements:

•	Sales Force Expansion: We are investing to increase the size of our specialized sales and marketing sales force, while reducing the number of accounts covered by each sales professional to better enable account penetration.

•	Database Enhancements: We will continue to build the depth and completeness of our global database, focusing on demographic and other data elements that are most critical in helping our Sales & Marketing Solutions customers find new, profitable customers.

•	Product Improvements: We are improving our product offerings to generate growth. For example, we are enhancing our customers’ ability to combine D&B data with their own customer data more easily and accurately. We transformed our Market SpectrumTM product to enable multiple users to access information via the Web and improved its analytical engine to allow customers to analyze market data and select likely prospects for marketing and sales initiatives. Finally, we are enhancing our technology, such as our matching and linking capabilities, so that we can be more effective at cleansing, enhancing and organizing our customers’ data.

      We acquired two companies in 2001 that have helped us to improve service to our existing customers and expand our range of potential customers. Our acquisition of iMarket® strengthened our ability to provide marketing solutions to small and mid-sized companies and is helping us to migrate more of our business to the Web. The acquisition of Harris InfoSourceTM increased the depth of the data that we provide about U.S. manufacturing and service businesses.

      Supply Management Solutions. Businesses use our Supply Management Solutions to save money by leveraging the total supplier relationship and helping them answer questions such as:

•	How much do I spend on purchasing across my whole organization?

•	How much business do I do with each supplier?

•	How can I increase my leverage with suppliers to save money?

•	How can I be confident that this supplier will be reliable?

•	How can I know which suppliers are also customers?

•	How can I find new suppliers?

      The table that follows shows our annual core revenue since 1999 and our core revenue growth in our Supply Management Solutions product line in the last three years, first after and then before the effects of foreign exchange.

		Core Revenue
		Growth (Decline) vs.		Core Revenue Growth
		Prior Year After	Less: Effects of	(Decline) vs. Prior
	Core Revenue	Effects of Foreign	Foreign	Year Before Effects
Year	(In millions)	Exchange	Exchange	of Foreign Exchange

2002	$37.5	26%	2%	24%
2001	$29.7	(2)%	—	(2)%
2000	$30.5	7%	(1)%	8%
1999	$28.5	N/A	N/A	N/A

      Supply Management Solutions has historically been a small part of our business, representing only 3% of our total revenue in 2002. Our offerings in this product line have lacked recognition with potential customers. Nonetheless, we now view Supply Management Solutions as a product line in which we can, with the proper investment and focus, show growth. To drive growth, we have created a suite of offerings that enable customers to save money and time, by helping them analyze their purchasing spend, find the best suppliers and manage their supply base.

•	Analyzing Purchasing Spend: Our Supply AnalyzerTM product helps customers save money by providing information that can increase leverage with their current and potential future supplier base by analyzing purchasing spend in its totality.

•	Finding the Best Suppliers: Supply IntelligenceTM is a suite of Web-enabled tools that helps customers locate and select suppliers more quickly and accurately. Supply IntelligenceTM factors in actual supplier information, as well as the customers’ risk and performance objectives.

•	Managing the Supply Base: Our Supply OptimizerTM is an analytical software tool that uses D&B’s data to help companies save money by providing them with a comprehensive analysis of what they are buying and from which suppliers.

     Become an Important Player in E-Business

      This component of our strategy focuses on four areas:

•	migrating revenue to the Web;

•	acquiring and growing small-business customers;

•	acquiring and growing our business from Web-based customers; and

•	acquiring Web-based sales & marketing customers.

      Migrating Revenue to the Web. We have been successful in migrating our revenue to the Web, with 65% of our revenue delivered over the Web at the end of 2002, up from 33% at the end of 2001 and 17% at the end of 2000. We have found this delivery channel to be more efficient for both D&B and our customers.

      Acquiring and Growing Small-Business Customers. We have created a suite of small-business Web offerings to extend the reach of our products to a new target customer base. These products are easy to use, are Web-based, have specially designed pricing and can be purchased and delivered on demand with a credit card, all via the Web. We are developing direct relationships with small-business owners through our Web site, the mail, online promotions, e-mail campaigns and telemarketing. We are also partnering with companies that have strong brands and existing small-business customer bases, such as Intuit and American Express. We believe the small-business sector represents a growth opportunity for us, since we currently count as customers less than 1% of the approximately 11 million small-businesses in the United States.

      Acquiring and Growing Our Business from Web-Based Customers. We continually enhance our Web site to make it easier for our customers to understand the solutions we offer, find what they are looking for and purchase what they need. We plan to continue attracting more customers to our Web site and to sell them additional or higher-value products with delivery via the Web.

      Acquiring Web-Based Sales & Marketing Customers. On March 3, 2003, we acquired Hoover’s, Inc. Hoover’s provides industry and market intelligence on public and private companies, primarily to sales, marketing and business development professionals. Hoover’s has a proprietary database of more than 18,000 companies worldwide, 300 industries and 180,000 corporate executives. Hoover’s provides access to this database primarily through its Internet service, Hoover’s OnlineSM. Hoover’s generates its revenue primarily through subscriptions to the Hoover’s OnlineSM service. We believe the opportunities offered to us by Hoover’s link well with our Blueprint for Growth strategy.

     Build a Winning Culture

      By building a Winning Culture, we are transforming D&B into a company focused on winning in the marketplace and creating shareholder value.

      The foundation of our Winning Culture initiative is our Leadership Model. It is a framework that helps define what it means to be a great leader and a high performing team. We believe that better leadership will lead to successful execution of our Blueprint for Growth strategy, so we invest in helping our employees, who we refer to as team members, to become better leaders. Our leadership development process ensures that team member performance goals and financial rewards are linked to our Blueprint for Growth strategy. It also enables team members to receive ongoing feedback on their performance goals and on their leadership. All team members are expected to have a personal leadership action plan that is focused on their own personal development, building on their leadership strengths and working on their areas of development.

      We also have a talent assessment process that provides a framework to assess and improve skill levels and performance across the organization and acts as a tool to aid talent development and succession planning.

      To measure our progress, we have an employee survey mechanism that enables team members worldwide to give feedback on our progress in building a Winning Culture.

Our Products and Services, Sales Force and Principal Customers

      Our principal Risk Management Solutions are:

•	our Business Information Report, or BIR;

•	our Commercial Credit Score and other scores, which help assess the credit risk of a business by assigning a rating or score;

•	our Risk Assessment Manager, or RAMTM, and enterprise Risk Assessment Manager, or eRAMTM, which help our customers manage their credit portfolios; and

•	our monitoring products.

      Our principal Sales & Marketing Solutions are:

•	various directories, list and label services and other marketing solutions;

•	Market SpectrumTM, a decision support application that allows our customers to combine D&B data with their own data and use the enhanced data to identify likely prospects for sales and marketing initiatives; and

•	customer information management tools and processes that compare our customer’s records with our database to help reduce duplications and data errors, and identify corporate relationships.

      Our principal Supply Management Solutions are:

•	Supply AnalyzerTM;

•	Supply IntelligenceTM; and

•	Supply OptimizerTM.

      We rely primarily on our sales force of approximately 2,100 people worldwide to sell our products. We have teams of relationship managers and product specialists that sell to our higher-revenue customers, teams of telemarketers that sell to our lower-revenue customers and a team that sells to resellers of our products and data such as OneSource Information Services, Inc., and Lexis-Nexis.

      Our principal customers are major manufacturers and wholesalers, insurance companies, telecommunication companies, banks and other credit and financial institutions. We deliver our solutions primarily through the Web and other electronic methods, including desktop and enterprise application software. In 2001, we launched our Data Integration ToolkitTM, which enables our customers to integrate our data into their own risk management, sales and marketing and supply management applications. Our Risk Management Solutions and Sales & Marketing Solutions are also available through various third parties including enterprise software vendors.

Competition

      We are subject to highly competitive conditions in all aspects of our business. A number of competitors are active in specific aspects of our business. However, we believe no competitor offers our complete line of solutions.

      In North America, we are a market leader in our Risk Management Solutions business in terms of market share and revenue. We compete with a broad range of companies, including consumer credit companies such as Experian Information Solutions, Inc., which have traditionally primarily offered consumer information services, but now offer products that combine consumer information with business information as a tool to help customers make credit decisions with respect to small businesses. We compete with a broad range of companies offering products similar to our Sales & Marketing Solutions and Supply Management Solutions. In our Sales & Marketing Solutions business, our competitors include Acxiom Corporation, Experian Information Solutions, Inc., and InfoUSA, Inc. In our Supply Management Solutions business, we compete with large consulting firms such as Cap Gemini Ernst & Young and Deloitte Consulting, as well as our customers’ own purchasing departments.

      Outside North America, the competitive environment varies by country. In some countries, leadership positions exist, while in others the markets are highly fragmented. Our competition is primarily local.

      We also face competition from the in-house operations of the businesses we seek as customers, other general and specialized credit reporting and business information services, other information and professional service providers, and credit insurers. In addition, business information products and services are becoming more readily available, principally due to the expansion of the Internet and the emergence of new providers of business information products and services. Weak economic conditions have also resulted in customers’ seeking to utilize free or lower-cost information that is available from alternative sources such as the Internet. In addition, in certain markets, such as Europe, we have experienced, and may continue to experience, pricing pressures as some of our competitors seek to obtain market share by reducing prices. We have also experienced, and may continue to experience, pricing pressures from our larger customers in North America.

      We believe our quality global database gives us a competitive advantage with respect to customers seeking worldwide business information coverage.

      Our ability to continue to compete effectively will be based on a number of factors, including:

•	our ability to attract local customers to the worldwide information services offered by our unique database;

•	our ability to demonstrate value through our decision-making tools and integration capabilities, including the power of our DUNSRightTM quality process and the D&B D-U-N-S® Number, our matching capabilities and related linkages;

•	the reliability and quality of our information;

•	our brand perception;

•	our ability to deliver business information through various media and distribution channels in formats tailored to customer requirements; and

•	our ability to attract and retain a high-performing workforce.

Business Segments

      Until December 31, 2002, we managed our business globally through three segments:

•	U.S. and Canada, which we refer to as “North America”;

•	Europe, Africa and Middle East, which we refer to as “Europe”; and

•	Asia Pacific and Latin America, which we refer to as “APLA.”

On January 1, 2003, we began managing our businesses in Europe and APLA as a single segment which we refer to as “International.” (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

      None of our business segments is dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on that business segment. Operating segment data and other information about geographic areas for the years ended December 31, 2002, 2001 and 2000, are included in Note 15 to our consolidated financial statements.

      Our Europe segment has offices in 18 countries and conducts operations in three other countries through companies in which we have a minority equity investment. Our Europe segment accounted for 26% of our total revenue in 2002. Our business in Europe is subject to a number of challenges, which are discussed in detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Our APLA segment has offices in nine countries and conducts operations in five other countries through companies in which we have a minority equity investment. APLA provides cross-border services in Latin America through local affiliates, local independent service providers and an operations center in Florida. In the Asia Pacific region, we have entered into minority investments and distribution arrangements to leverage our staff, data sourcing and distribution capabilities. We are exploring additional such opportunities in other parts of the world.

      We also have independent correspondents in more than 150 additional countries in Europe and APLA.

Intellectual Property

      We own and control a number of intellectual property rights, such as trade secrets, confidential information, trademarks, trade names, copyrights and patents. These rights, in the aggregate, are of material importance to our business. We also believe that each of the D&B name and related trade names, marks and logos are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We consider our trademarks, service marks, databases, software and other intellectual property to be proprietary, and we rely on a combination of copyright, trademark, trade secret, patent, non-disclosure and contract safeguards for protection.

      The names of our products and services referred to in this Form 10-K are trademarks, service marks or registered trademarks or service marks owned by or licensed to us or one or more of our subsidiaries.

Employees

      As of December 31, 2002, we employed approximately 6,600 people worldwide.

Available Information

      We maintain a web site at http://www.dnb.com. We make available, free of charge, through this site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after such reports are electronically filed or furnished to the SEC. Our Corporate Governance Principles and Code of Conduct are also available on the site.

      The information on our web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Item 2.     Properties

      Our executive offices are located at 103 JFK Parkway, Short Hills, New Jersey, in a 123,000-square-foot property that we lease. This property also serves as the executive offices of our North America business.

      Our other properties are geographically distributed to meet sales and operating requirements worldwide. We generally consider these properties to be both suitable and adequate to meet current operating requirements, and most of the space is being utilized. The most important of these other properties include the following sites that we own:

•	a 147,000-square-foot office building in Parsippany, New Jersey, housing personnel from our sales, marketing and technology groups; and

•	a 223,000-square-foot office building in High Wycombe, England, which houses operational and technology services for Europe and serves as the executive offices for our European business.

We are currently in negotiations to sell our High Wycombe building. We intend to continue operations from a portion of the building for a multi-year period after the sale. (See Note 18 to our consolidated financial statements.)

      We also conduct operations from 50 offices located throughout the U.S., all of which are leased, and 65 non-U.S. office locations, 63 of which are leased.

Item 3.     Legal Proceedings

      We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

      Based on our review of the latest information available, we believe our ultimate liability in connection with pending tax and legal proceedings, claims and litigation will not have a material effect on our results of operations, cash flows or financial position, with the possible exception of the matters described below.

      In order to understand our exposure to the potential liabilities described below, it is important to understand the relationship between us and Moody’s Corporation, our predecessors and other parties that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

      In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin-off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). In June 1998, D&B1 separated through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/ D&B1”), and a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated through a spin-off into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin-off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s”), and a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Form 10-K as “D&B”) (the “2000 Distribution”).

Tax Matters

      D&B2 and its predecessors entered into global tax planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. The status of Internal Revenue Service reviews of these initiatives is summarized below.

      Pursuant to a series of agreements, IMS and NMR are jointly and severally liable for and must pay one-half, and we and Moody’s are jointly and severally liable for and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the tax matters summarized below (other than the matter summarized below as “Amortization Expense Deductions — 1997-2002,” for which we and Moody’s are solely responsible). D&B2 was contractually obligated to pay, and did pay, the first $137 million in connection with the matter summarized below as “Utilization of Capital Losses — 1989-1990.”

      Under the terms of the 2000 Distribution, we and Moody’s have, between each other, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party’s respective business operations.

     Utilization of Capital Losses — 1989-1990

      The IRS completed its review of the utilization of certain capital losses generated during 1989 and 1990 and, on June 26, 2000, issued a formal notice of adjustment. On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. D&B2 paid the IRS approximately $349.3 million of this amount on May 12, 2000, and IMS paid the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. We are continuing to contest, on behalf of Donnelley/ D&B1, the IRS’s formal assessment and would also contest any assessment of amounts in excess of the amounts paid. Donnelley/ D&B1 filed a complaint for a refund in the U.S. District Court on September 21, 2000. The case is expected to go to trial in 2004. We would share responsibility for any additional assessment, and share in any refund obtained, with IMS, NMR and Moody’s, as discussed above.

      Subsequent to making its 2000 payment to the IRS, IMS sought to obtain partial reimbursement from NMR under the terms of the 1998 Cognizant Distribution. NMR paid IMS less than IMS sought. In 2001, IMS filed an arbitration proceeding against NMR claiming that NMR underpaid to IMS its proper allocation of the above tax payments. Neither Donnelley/ D&B1 nor we are a party to the 1998 Cognizant Distribution. IMS nonetheless sought to include Donnelley/ D&B1 in this arbitration, arguing that if NMR should prevail in its interpretation, then IMS could seek the same interpretation in an alternative claim against Donnelley/ D&B1. In 2002, the arbitration panel ruled that Donnelley/D&B1 properly belonged as a party to the arbitration. Hearings before the arbitration panel were held in 2002. A decision from the arbitration panel is expected in 2003. If NMR should prevail in the arbitration against IMS and, in turn, IMS should prevail against Donnelley/ D&B1, then we believe that the additional liability to Donnelley/ D&B1 would be approximately $15 million, net of tax benefits. As noted above, under the terms of the 2000 Distribution, Moody’s and we are each responsible for one-half of any amount for which Donnelley/ D&B1 is liable in this matter. We believe that the claim asserted against Donnelley/ D&B1 by IMS is without merit. No amount in respect of this matter has been accrued in our consolidated financial statements.

     Royalty Expense Deductions — 1994-1996

      In the second quarter of 2002, we received on behalf of Donnelley/ D&B1 Notices of Proposed Adjustment from the IRS with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by Donnelley/ D&B1 on its 1994, 1995 and 1996 tax returns. In verbal communications with the IRS later in 2002, the IRS expressed a willingness to withdraw its proposed disallowance of related royalty expense deductions for 1994, but in a February 2003 letter the IRS asserted a position that would disallow a portion of the 1994 royalty expense deduction. The IRS has also indicated its intention to assert penalties for 1995 and 1996.

      We have disagreed with the positions taken by the IRS. However, if the IRS were to issue a formal assessment and prevail, we would share responsibility for the assessment with Moody’s, IMS and NMR, as disclosed above. If the IRS were to issue a formal assessment and we, on behalf of Donnelley/ D&B1, were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, the disputed amounts would need to be paid. We estimate that the disallowance of the 1994 royalty expense deduction would result in a loss of $5 million in tax refunds. We also estimate that the disallowance of the 1995 and 1996 royalty expense deductions would require payment from us of up to $42 million (tax, interest and penalties, net of associated tax benefits).

      In addition, in February 2003, the partnership associated with this transaction received a preliminary notice from the IRS that challenges the tax treatment of certain royalty payments received by the partnership in which Donnelley/ D&B1 was a partner (and which relate to the royalty expense deductions referred to above). The IRS would reallocate certain partnership income to Donnelley/ D&B1, and we would share responsibility for this matter with Moody’s, IMS and NMR, as disclosed above. Our share of this income would require an additional payment from us of $20 million (tax, interest and penalties, net of associated tax benefits). We have disagreed with the position taken by the IRS on behalf of the partnership, in part because this position is inconsistent with the IRS’ position with respect to the royalty expense deduction described above.

     Amortization Expense Deductions — 1997-2002

      The IRS has requested documentation with respect to a transaction entered into in 1997 by D&B2 that produces amortization expense deductions. While we believe the deductions are appropriate, the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the assessment were to be challenged by us in U.S. District Court, we estimate that our cash payment to the IRS with respect to deductions claimed to date and including any potential assessment of penalties of $6.5 million, could be up to $46.4 million, or $43 million, net of associated tax benefits. This transaction is scheduled to expire in 2012 and, unless earlier terminated by us, our cash exposure, based on current interest rates and tax rates, would increase at a rate of approximately $2.3 million per quarter (including potential penalties) as future amortization expenses are deducted.

      We have considered the foregoing tax matters and the merits of our legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in these matters. Any payments that would be made for these exposures would be significant to us in the period a cash payment took place.

Legal Proceedings

Information Resources, Inc.

      In July 1996, Information Resources, Inc. (“IRI”), filed a complaint in the U.S. District Court for the Southern District of New York, naming as defendants Donnelley/ D&B1, A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley/ D&B1.

      The complaint alleges various violations of United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

      IRI’s complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount.

      In connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley/ D&B1 entered into an Indemnity and Joint Defense Agreement, pursuant to which they agreed to:

•	allocate potential liabilities (“IRI Liabilities”) that may arise out of or in connection with the IRI action; and

•	conduct a joint defense of such action.

In particular, the Indemnity and Joint Defense Agreement provides that:

•	ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities become payable (the “ACN Maximum Amount”); and

•	Donnelley/ D&B1 and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount.

The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to:

•	any plan submitted by such investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion and without requiring stockholder approval; and

•	payment of related fees and expenses.

For these purposes, “viability” means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to:

•	pay its debts as they become due; and

•	finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

      In 2001, ACNielsen merged with VNU N.V. VNU N.V. assumed ACNielsen’s liabilities under the Indemnity and Joint Defense Agreement, and VNU N.V.’s business is to be included for purposes of determining the ACN Maximum Amount.

      Under the terms of the 1998 Distribution, D&B2 assumed all potential liabilities of Donnelley/ D&B1 arising from the IRI action. Under the terms of the 2000 Distribution, we undertook to be jointly and severally liable with Moody’s for D&B2’s obligations to Donnelley/ D&B1 under the 1998 Distribution, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as agreed between each other, we and Moody’s will each be responsible for 50% of any payments to be made with respect to the IRI action under the terms of the 1998 Distribution, including legal fees or expenses related to the IRI action.

      IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

      No trial date has been set, and discovery is ongoing. We are unable to predict at this time the final outcome of the IRI action or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of this matter has been accrued in our consolidated financial statements.

     Hoover’s — Initial Public Offering

      In March 2003, we acquired all of the outstanding shares of Hoover’s, Inc. See Note 18 to our consolidated financial statements for a description of a putative class action pending against Hoover’s.

     Pension Plan Matter

      In March 2003, a lawsuit seeking class action status was filed against us concerning, among other things, benefits under our pension plans. See Note 18 to our consolidated financial statements for a description of this matter.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Executive Officers of the Registrant

      Our officers are elected by our Board of Directors to hold office until their respective successors are chosen and qualified. We have provided information below about our executive officers and their ages as of March 24, 2003.

Name	Title	Age

Allan Z. Loren	Chairman of the Board and Chief Executive Officer	64
Steven W. Alesio	President and Chief Operating Officer	48
Cynthia B. Hamburger	Senior Vice President — Chief Technology Officer	43
Ronald D. Klausner	Senior Vice President — U.S. Sales	49
David J. Lewinter	Senior Vice President — General Counsel and Corporate Secretary	41
Sara Mathew	Senior Vice President — Chief Financial Officer	47
Amy B. McIntosh	Senior Vice President — Global Marketing and Product Solutions	44
Vicki P. Raeburn	Senior Vice President — Data and Operations	56
Joanne B. Carson	Vice President — Communications	36
Patricia A. Clifford	Vice President — Human Resources and Winning Culture	38
Charles E. Gottdiener	Vice President — Strategy and Business Development	38
Lawrence M. Kutscher	Vice President — E-Business Solutions	38
Mary Jane Raymond	Vice President — Corporate Controller	42
Gregory E. Nordal	General Manager — Europe (interim)	47

      Mr. Loren has served as chairman and chief executive officer of D&B since October 2000, and as a director since May 2000. He also served as president of D&B from October 2000 to April 2002. Before our separation from Moody’s, Mr. Loren served as chairman and chief executive officer of the Dun & Bradstreet operating company from May 2000 to September 2000. Before joining D&B, Mr. Loren served as executive vice president and chief information officer of the American Express Company from May 1994 to May 2000 and was also a member of that company’s planning and policy committee. Before that, he served as president and chief executive officer of Galileo International from January 1991 to May 1994 and worked at Apple Computer from September 1987 to December 1990, starting as chief information officer and later serving as president of Apple Computer U.S.A.

      Mr. Alesio was named president and chief operating officer of D&B in May 2002, at which time he was also elected to D&B’s board of directors. Prior to that, he served as senior vice president — global marketing, strategy implementation, e-business solutions and APLA from July 2001 to April 2002, with additional leadership responsibility for data and operations from February 2001 to April 2002. Mr. Alesio also previously served as D&B’s senior vice president — marketing, technology, communications and strategy implementation from January 2001 to June 2001. Before joining D&B, Mr. Alesio was with the American Express Company for 19 years, most recently serving as president and general manager of the business services group and as a member of the company’s planning and policy committee, a position he held from January 1996 to December 2000.

      Ms. Hamburger has served as senior vice president — chief technology officer of D&B since March 2001. Before joining D&B, Ms. Hamburger was a partner at Computer Sciences Corporation from August 1998 to February 2001. From June 1996 to July 1998 she served as vice president — technology for

Fidelity Investments. She was also a founding shareholder and director of Seer Technologies from March 1990 to May 1996.

      Mr. Klausner has served as senior vice president — U.S. Sales of D&B since February 2002. He previously served as senior vice president — data and operations from October 2000 to January 2002 and was head of the global accounts — North America team from July 2001 to January 2002. Mr. Klausner was senior vice president — APLA from October 2000 to June 2001 and senior vice president — Receivable Management Services from October 2000 until the sale of that business in May 2001. He served as president of APLA and Receivable Management Services from March 2000 to September 2000 and, prior to our separation from Moody’s, as senior vice president of global operations and customer service of the Dun & Bradstreet operating company from November 1999 to September 2000. Mr. Klausner also previously served as senior vice president of Receivable Management Services from December 1996 to December 1999. On March 18, 2003, we announced that Mr. Klausner will be leaving D&B effective March 31, 2003, and that Mr. Alesio will assume Mr. Klausner’s responsibilities pending the hiring of a permanent successor for Mr. Klausner.

      Mr. Lewinter has served as senior vice president, general counsel and corporate secretary of D&B since May 2002. He previously served as vice president and leader — European legal affairs from September 2001 to April 2002. Prior to that, Mr. Lewinter served as a vice president of D&B’s domestic legal department from April 2000 to August 2001 and as corporate secretary from November 1999 to August 2001. Prior to joining D&B, Mr. Lewinter served as assistant general counsel and assistant corporate secretary for Philip Morris Companies Inc. from November 1995 to October 1999.

      Ms. Mathew has served as senior vice president and chief financial officer of D&B since August 2001. Before joining D&B, she served in various positions at Procter & Gamble, including vice president of finance for the ASEAN region from August 2000 to July 2001, comptroller and chief financial officer of the global baby care business unit from July 1998 to July 2000, comptroller for the paper products division from June 1997 to June 1998, and assistant treasurer and director of investor relations from March 1995 to May 1997.

      Ms. McIntosh has served as senior vice president of global marketing and product solutions of D&B since June 2002. Before joining D&B, she served as chief executive officer of Zagat Survey, LLC, from October 2000 to January 2002. Previously, Ms. McIntosh served in various positions with Verizon Communications and its predecessor companies, Bell Atlantic and NYNEX, including head of DSL and Internet service provider businesses from November 1998 to September 2000, and vice president — marketing and product management from September 1995 to November 1998.

      Dr. Raeburn has served as senior vice president — data and operations of D&B since May 2002. Before joining D&B, she was a partner at AHR, LLC, from November 2001 to April 2002. Previously, Dr. Raeburn was president of Mergent, Inc., from July 1998 to August 2001, and prior to that she served as an executive director at Primark, Inc., from July 1996 to June 1998. Mergent, Inc. filed a petition under the Federal bankruptcy laws in February 2002 and emerged from bankruptcy in May 2002.

      Ms. Carson has served as vice president — communications of D&B since March 2001. She previously served as executive assistant to the chairman and chief executive officer from July 2000 to March 2001. Prior to that, Ms. Carson served as assistant vice president — data and operations from May 1998 to June 2000 and held general management positions for data and operations from June 1993 to April 1998.

      Ms. Clifford has served as vice president — human resources and winning culture of D&B since June 2002. She previously served as executive assistant to the chairman and chief executive officer and winning culture champion from April 2000 to May 2002, and as assistant corporate secretary from October 1996 to March 2000.

      Mr. Gottdiener has served as vice president — strategy and business development of D&B since September 2002. Prior to joining D&B, Mr. Gottdiener was a vice president with Cap Gemini Ernst & Young from January 2001 to August 2002. From October 1999 until January 2001, he was employed with

Stockback LLC, first as executive vice president of business development and marketing and then as chief operating officer and chief financial officer. Prior to that, Mr. Gottdiener was a partner — strategic advisory services at Ernst & Young LLP from June 1996 to October 1999.

      Mr. Kutscher has served as vice president — e-business solutions of D&B since July 2001. Before joining D&B, Mr. Kutscher served as managing director and head of marketing and sales — wealth management at Goldman Sachs & Company from January 2000 to July 2001. Previously, Mr. Kutscher spent most of his career with the American Express Company, serving as senior vice president of interactive enterprise development from July 1999 to January 2000, vice president of interactive enterprise development from December 1997 to July 1999, and vice president of business development from August 1995 to December 1997.

      Ms. Raymond has served as vice president — corporate controller of D&B since April 2002. Before joining D&B, Ms. Raymond held positions with Lucent Technologies, including merger integration vice president from July 1998 to March 2002, and international audit operations vice president from June 1997 to July 1998. Previously, she was employed at Cummins Engine Company, Inc., from July 1988 to June 1997, most recently as executive director — corporate strategy from November 1996 to June 1997.

      Mr. Nordal has served as General Manager — Europe (interim) and as market leader for the United Kingdom since January 2003. Previously, Mr. Nordal served as president and chief operating officer for Canada from July 1997 until December 2002.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 4,824 shareholders of record at December 31, 2002.

      The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown.

	2002		2001

	High	Low	High	Low

First Quarter	$43.40	$31.90	$27.25	$23.44
Second Quarter	41.59	31.65	28.80	20.99
Third Quarter	35.99	28.26	33.49	26.81
Fourth Quarter	37.00	31.25	36.90	27.01

      We did not pay any dividends on our common stock during 2001 or 2002, and we do not intend to pay dividends in the foreseeable future, but may consider paying dividends if there is a change in the tax deductibility of dividends under U.S. tax laws.

Item 6.     Selected Financial Data

Five-Year Selected Financial Data

	2002	2001	2000	1999	1998

	(Amounts in millions, except per share data)
Statement of Earnings Data:
Operating Revenue	$1,275.6	$1,304.6	$1,415.1	$1,406.7	$1,412.6
Costs and Expenses(1)	1,019.7	1,081.0	1,244.8	1,246.8	1,232.8

Operating Income	255.9	223.6	170.3	159.9	179.8
Non-Operating Income (Expense) — Net(2)	(16.7)	30.0	(21.1)	(15.5)	(30.4)

Income from Continuing Operations before Provision for Income Taxes	239.2	253.6	149.2	144.4	149.4
Provision for Income Taxes	94.1	100.2	77.8	63.8	69.0
Equity in Net Losses of Affiliates	(1.7)	(3.5)	—	—	—

Income from:
Continuing Operations	143.4	149.9	71.4	80.6	80.4
Discontinued Operations, Net of Income Taxes(3)	—	—	133.0	174.7	193.9

Net Income	$143.4	$149.9	$204.4	$255.3	$274.3

Basic Earnings per Share of Common Stock:
Continuing Operations	$1.93	$1.89	$.88	$.99	$.95
Discontinued Operations	—	—	1.64	2.16	2.29

Basic Earnings per Share of Common Stock	$1.93	$1.89	$2.52	$3.15	$3.24

Diluted Earnings per Share of Common Stock:
Continuing Operations	$1.87	$1.84	$.87	$.98	$.93
Discontinued Operations	—	—	1.62	2.13	2.26

Diluted Earnings per Share of Common Stock	$1.87	$1.84	$2.49	$3.11	$3.19

Other Data:
Dividends Paid per Share(4)	$—	$—	$.555	$.74	$.81

Dividends Declared per Share(4)	$—	$—	$.555	$.74	$.775

Weighted Average Number of Shares Outstanding — Basic	74.5	79.4	81.0	81.1	84.7
Weighted Average Number of Shares Outstanding — Diluted	76.9	81.5	82.0	82.1	85.9
Balance Sheet:
Total Assets	$1,527.7	$1,462.6	$1,453.2	$1,598.1	$1,600.2
Minority Interest Financing	$—	$—	$300.0	$300.0	$300.0
Long Term Debt	$299.9	$299.6	$—	$—	$—
Equity	$(18.8)	$(19.0)	$(46.5)	$(417.1)	$(368.7)

(1)	2002 included a charge of $30.9 million for restructuring related to the third phase of our Financial Flexibility program.

2001 included charges of $28.8 million (net) for restructuring related to the second phase of our Financial Flexibility program, $6.2 million resulting from the impairment of capitalized software and the write-off of certain assets made obsolete or redundant during the year, $1.0 million of asset write-offs for the World Trade Center attack and $6.5 million resulting from an impairment of our Murray Hill facility, which we sold during 2002. Partially offsetting these charges in 2001 was a $7.0 million reversal of excess accrued reorganization costs incurred in connection with the separation of D&B and Moody’s in 2000 (the “2000 Distribution”).

2000 included charges of $41.5 million for restructuring in connection with the first phase of our Financial Flexibility program and $29.5 million for reorganization costs associated with the 2000 Distribution.

1999 included a charge of $41.2 million in conjunction with restructuring.

1998 included a charge of $28.0 million for reorganization costs associated with the separation of a predecessor to D&B from R.H. Donnelley Corporation.

(2)	2002 included gains of $2.6 million on the sale of a portion of our equity interest in our Singapore operation and $2.4 million on the sale of our Korean operation, partially offset by a charge of $2.9 million for the write-off of our remaining investment in Avantrust LLC.

2001 included gains of $36.4 million for the sale of our Receivable Management Services business, $17.7 million for the sale of a majority stake in our Australia/ New Zealand operations and $2.2 million for the sale of a major portion of our minority investment in our South African operation. These gains were partially offset by a charge of $6.1 million for the write-off of certain investments.

2000 and 1999 included gains related to the settlement of litigation matters of $10.1 million and $11.9 million, respectively.

(3)	Income taxes on Discontinued Operations were $86.2 million, $114.8 million and $104.7 million in 2000, 1999 and 1998, respectively.

(4)	2000 included dividends paid and declared through the first three quarters of the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

How We Manage Our Business

      Until December 31, 2002, we managed our business on a geographical basis with three operating segments:

•	U.S. and Canada, which we refer to as “North America,” is our largest segment, contributing 72% of our 2002 total revenue;

•	Europe, Africa and Middle East, which we refer to as “Europe,” is our next largest segment, representing 26% of our 2002 total revenue; and

•	Asia Pacific and Latin America, which we refer to as “APLA,” is our smallest segment, representing 2% of our 2002 total revenue.

On January 1, 2003, we began managing our businesses in Europe and APLA as a single segment, referred to as “International.”

      In each segment, we sell our core product lines:

•	Risk Management Solutions — our largest solution set, which contributed 69% of our total revenue in 2002;

•	Sales & Marketing Solutions — our next largest solution set, which contributed 28% of total 2002 revenue; and

•	Supply Management Solutions — our smallest solution set, which contributed 3% of total revenue in 2002.

These core product lines, or customer solution sets, are discussed in greater detail in “Item 1. Business.”

      Within our Risk Management Solutions and our Sales & Marketing Solutions, we monitor the performance of our older, more “traditional” products and our newer, “value-added products,” because we expect the value-added products to be the drivers of D&B’s future revenue growth.

      Our traditional Risk Management Solutions generally consist of reports derived from our database which are used primarily for making decisions about new credit applications. An example is our Business Information Report, or BIR. Our traditional Risk Management Solutions constituted 84% of our Risk Management Solutions revenue and 58% of our total revenue in 2002. Our value-added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our value-added Risk Management Solutions constituted 16% of our Risk Management Solutions revenue and 11% of our total revenue in 2002.

      Our traditional Sales & Marketing Solutions generally consist of lists, labels and customized data files used by our customers in their direct mail and direct marketing activities, and constituted 60% of our Sales & Marketing Solutions revenue and 17% of our total revenue in 2002. Our value-added Sales & Marketing Solutions generally include decision-making and customer information management solutions, and constituted 40% of our Sales & Marketing Solutions revenue and 11% of our total revenue in 2002.

      For internal management purposes, we use total revenue excluding the revenue of divested businesses, which we refer to as “core revenue,” to manage and evaluate the performance of our business segments, because it reflects revenue from our ongoing operations. Core revenue includes the revenue from acquired businesses from the date of acquisition. Divested businesses include our Receivable Management Services business, sold in the second quarter of 2001, our Australia/ New Zealand operation, sold in the third quarter of 2001, and smaller operations in several other countries in APLA sold during 2000 or 2001. These divested, non-core businesses have been classified as “Receivable Management Services and Other Divested Businesses” in Note 15 of our consolidated financial statements.

      We also isolate the effects of changes in foreign exchange rates on our business because, while we take steps to manage our exposure to foreign currency, we believe that changes in revenue growth due to exchange rate movements are not reflective of our underlying business performance. As a result, we monitor our core revenue growth both including and excluding the effects of foreign exchange. We refer to these measures as revenue growth “after the effects of foreign exchange” and “before the effects of foreign exchange,” respectively.

      We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges. Specifically, for management reporting purposes, we evaluate business segment performance before restructuring charges (whether recurring or non-recurring) and certain other items identified on page 34 we do not consider reflective of our underlying business performance (which we refer to as “non-core gains and charges”), and before non-operating income or expenses. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy, are reported as Corporate and Other expenses and are not allocated to our business segments. (See Note 15 to our consolidated financial statements for financial information regarding our segments.)

      When we evaluate the performance of our business as a whole, we focus on diluted earnings per share excluding non-core gains and charges because we do not consider these charges and items to reflect our underlying business performance. You should not conclude from our definition of non-core gains and charges that the items that result in non-core gains and charges will not occur in the future.

      We believe these measures are useful because they reflect how we manage our business. While we use these financial measures for the reasons stated above, these measures are not prepared in accordance with GAAP and should not be considered in isolation or as substitutes for total revenue, operating income or diluted earnings per share prepared in accordance with GAAP. In addition, you should note that because not all companies calculate these financial measures similarly or at all, the presentation of these measures is not likely to be comparable to measures of other companies.

      See “Results of Operations,” below, for a discussion of our results reported on a GAAP basis.

Our Flexible Business Model and Restructuring

      As part of our Blueprint for Growth strategy, we continually seek opportunities to reallocate our spending to activities that drive revenue growth while, at the same time, improving our profitability during our transformation. This is a structured process we call “creating Financial Flexibility.” Since October 2000, we have implemented three phases of Financial Flexibility initiatives. Our Financial Flexibility process is discussed in more detail under “Item 1. Business — Our Strategy — Create Financial Flexibility.”

      With each phase of initiatives, we have incurred a restructuring charge, which generally consists of employee severance and termination costs, asset write-offs, and/or costs to terminate lease obligations. These charges are incurred as a result of eliminating, consolidating, standardizing, automating and/or outsourcing operations of our business. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility actions.

      We believe the success of our flexible business model is illustrated by a comparison of our financial results from 2000 (the year the Blueprint for Growth strategy was launched) through 2002. During this period, while our total revenue declined by $139.5 million, or 10%, primarily due to the sale of non-core businesses, our core revenue grew $41.2 million, or 3%, reflecting the benefit of the new spending on revenue growth initiatives described in “Item 1. Business — Our Strategy — Enhance Our Current Business.” Over the three-year period, we incurred restructuring charges totaling $101.2 million and transition costs totaling $62.2 million. Even after incurring these charges, our total operating expenses were reduced over the period by $225.1 million, or 18%, and our operating income increased $85.6 million, or 50%. See “Results of Operations,” below, for a more complete discussion of our financial results, including these restructuring charges.

Our Critical Accounting Policies and Estimates

      In preparing our consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Notes 1 and 2 to our consolidated financial statements. Of those policies, we consider the policies described below to be critical because they are both most important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

      We have discussed the selection and application of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure regarding critical accounting policies and estimates in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Pension and Postretirement Benefit Obligations

      We offer substantially all of our U.S.-based employees coverage in a defined benefit plan called the Dun & Bradstreet Retirement Account (the “U.S. Qualified Plan”). Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. We also maintain supplemental and excess plans in the United States (the “U.S. Non-Qualified Plans”) to provide retirement benefits in excess of levels allowed by the Internal Revenue Code. These plans are unfunded, pay-as-you-go plans. Our employees in Canada and the United Kingdom are also provided retirement benefits through defined benefit plans.

      In addition to providing pension benefits, we provide various health care and life insurance benefits for retirees. U.S.-based employees who retire with 10 years of vesting service after age 45 are eligible to receive benefits. Postretirement benefit costs and obligations are also determined actuarially.

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” our pension benefit obligations and related effects on operations are calculated using actuarial models. Other postretirement benefits (i.e., health care) are accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and are also dependent on the application of our assumptions by our outside actuaries. The key assumptions we have made, which we evaluate annually, include:

•	Discount rate — which is used to measure the present value of pension plan obligations and postretirement health care obligations. It is based on investment yields available at year-end on AA-rated corporate long-term bonds.

•	Rates of compensation increase and cash balance accumulation conversion rates — which are based on an evaluation of internal plans and external market indicators.

•	Expected long-term rate of return on pension plan assets — which is based on current and expected asset allocations as well as expected returns on asset categories of plan investments.

•	Health care cost trends — which are based on historical cost data, the near-term outlook and an assessment of likely long-term trends.

      While we believe that the assumptions used are appropriate, changes in these assumptions would affect our pension and other postretirement benefit costs. The factor with the most immediate impact on our financial statements is the change in the expected long-term rate of return on assets for the U.S. Qualified Plan. For 2003, we will lower this assumption to 8.75% from the 9.75% assumption we used to calculate pension income in 2002, 2001 and 2000. The 8.75% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan at this time, after considering revised expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2002, the plan was 66% invested in publicly-traded equity securities, 26% invested in publicly-traded fixed income securities and 8% invested in real estate investments. We expect that this one-percentage-point decrease in the long-term rate of return will reduce our 2003 annual operating income by approximately $14.0 million by reducing our net periodic pension income.

      Changes in the discount rate, rate of compensation increase and cash balance accumulation conversion rates also have an impact on our annual operating income. These three rates are assumed to move in proportion to each other and are adjusted yearly, based on the factors noted above. We lowered these rates by three-quarters of a percentage point each in connection with the calculation of our pension obligations as of December 31, 2002. For example, we lowered the discount rate to 6.50% from 7.25% used at December 31, 2001. We expect that this three-quarter-percentage-point decrease in all of the discount rate, rate of compensation increase and cash balance accumulation conversion rate applied with respect to the U.S. Qualified and Non-Qualified Plans will increase our 2003 annual operating income by approximately $1.1 million by increasing our net periodic pension income.

      Changes in assumed health care cost trend rates also have an impact on our annual operating income by changing our net periodic postretirement benefit cost. A one-percentage-point increase in the health care cost trend rate decreases our annual operating income by approximately $1.3 million, while a one-percentage-point decrease in the rate increases annual operating income by approximately the same amount.

      Differences between the assumptions stated above and actual experience could affect our pension and other postretirement benefit costs. When actual plan experience differs from the assumptions used, actuarial gains or losses arise in accordance with SFAS No. 87 and SFAS No. 106. These gains and losses are aggregated and amortized over the average future service periods of employees to the extent that such gains or losses exceed a “corridor” as defined in SFAS No. 87. The purpose of the corridor is to average the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-plan basis. For all of our pension plans, total unrecognized actuarial losses as of December 31, 2002 was $519.6 million, of which $358.4 million was attributable to the U.S. Qualified Plan, $90.9 million was attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. We do not expect to recognize in our 2003 net periodic pension cost any of the unrecognized loss attributable to the U.S. Qualified Plan, as this loss is unlikely to exceed the corridor threshold under SFAS No. 87. For each of the U.S. Non-Qualified Plans and non-U.S. plans, we expect to recognize losses in our 2003 net periodic pension cost of approximately $4.8 million and $2.5 million, respectively. This represents an aggregate increased cost from 2002 of approximately $1.6 million.

      Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. We recorded net periodic income for our pension plans of $34.0 million, $35.7 million and $30.2 million for the years 2002, 2001 and 2000, respectively. This income was driven principally by the expected return on plan assets, which was $142.8 million in 2002. The $142.8 million was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to average the effects of short-term market fluctuations on net periodic cost. In 2002, we incurred $146.0 million of investment losses in our pension plans, of which $132.1 million was attributable to the U.S. Qualified Plan. At January 1, 2003, the market-related value of our U.S. Qualified Plan was $1,404 million, which excludes $378.9 million of deferred investment losses from prior periods that will reduce the market-related value in future years. The $378.9 million of deferred losses includes $105.7 million of the $132.1 million investment losses incurred in 2002. The remainder of the 2002 investment losses, or $26.4 million, was included in the January 1, 2003 market-related value. If the deferred losses are not recovered in future years, our market-related value of assets will decrease, causing our expected return on plan assets and our net periodic pension income to fall.

      Changes in the funded status of our U.S. Qualified Plan could result in a significant future charge to our equity. The excess of the fair value of plan assets over the related accumulated benefit obligation was $41.5 million at December 31, 2002, compared with $316.1 million at December 31, 2001. If the plan assets experience an investment loss greater than $41.5 million in 2003, the discount rate remains at 6.50%

and we make no contributions, the plan asset value may fall below the related accumulated benefit obligation. If such an event takes place, under the requirements of SFAS No. 87, we would be required to record a minimum pension liability for the deficient amount and reverse our prepaid pension cost, net of applicable deferred taxes. This charge would be recorded against a component of shareholders’ equity. The prepaid pension cost associated with the U.S. Qualified Plan was $365.1 million at December 31, 2002.

      A change in the discount rate assumption could result in a change in the funded status of our pension plans by changing the amount of the accumulated benefit obligation. For the U.S. Qualified Plan, a one-percentage-point increase in the discount rate reduces our accumulated benefit obligation by approximately $90.0 million, and a one-percentage-point decrease increases our accumulated benefit obligation by the same amount. For the Non-Qualified Plans, a one-percentage-point increase in the discount rate reduces our accumulated benefit obligation by approximately $18.0 million, and a one-percentage-point decrease increases our accumulated benefit obligation by the same amount.

      Changes in the assumed health care trend rates would result in a change in the postretirement benefit obligation. A one-percentage-point increase in the assumed health care trend rate increases our postretirement benefit obligation by approximately $19.1 million, and a one-percentage-point decrease reduces our postretirement benefit obligation by approximately the same amount.

      For information on pension plan contribution requirements, please see “Future Liquidity — Sources and Uses of Funds — Pension Plan Contribution Requirements” on page 45.

      Also see Note 11 to our consolidated financial statements for more information regarding costs of, and assumptions for, our pension and postretirement benefit obligations.

Contingencies and Litigation

      We establish reserves in connection with tax and legal proceedings, claims and litigation when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analyses of multiple forecasts that often depend on judgments about potential actions by third parties and regulators. This is an inherently subjective and complex process, and actual results may differ from our estimates by material amounts. For more information, see Note 14 to our consolidated financial statements.

Results of Operations

      The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, and should be read in conjunction with those financial statements and footnotes, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Consolidated Revenue

      The following table presents our revenue by segment for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

	(Amounts in millions)
Revenue:
North America	$912.1	$870.4	$867.9
Europe	330.6	322.9	334.7
Asia Pacific/ Latin America	32.9	32.1	31.8

Core Revenue	$1,275.6	1,225.4	1,234.4
Receivable Management Services and Other Divested Businesses	—	79.2	180.7

Total Revenue	$1,275.6	$1,304.6	$1,415.1

      The following table presents our revenue by product line for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

	(Amounts in millions)
Revenue:
Risk Management Solutions	$880.8	$864.2	$871.1
Sales & Marketing Solutions	357.3	331.5	332.8
Supply Management Solutions	37.5	29.7	30.5

Core Revenue	1,275.6	1,225.4	1,234.4
Receivable Management Services and Other Divested Businesses	—	79.2	180.7

Total Revenue	$1,275.6	$1,304.6	$1,415.1

2002 vs. 2001

      Total revenue declined $29.0 million, or 2%, in 2002, compared with 2001, resulting from the sales of our Receivable Management Services business and certain other businesses within APLA, which contributed $79.2 million of revenue in 2001, partially offset by an increase in core revenue. Core revenue increased $50.2 million, or 4%, driven by revenue growth in North America of $41.7 million, or 5%, and in Europe of $7.7 million, or 2%.

      The acquisitions of iMarket® in the second quarter of 2001, Harris InfoSourceTM in the third quarter of 2001, and Data House in the third quarter of 2002, contributed one percentage point to our core revenue growth in 2002. The favorable movement of foreign exchange rates also contributed one percentage point to 2002 core revenue growth.

      On a product-line basis, our core revenue results reflect:

•	A $16.6 million, or 2%, growth in Risk Management Solutions, including one percentage point of growth from favorable movements in foreign exchange rates and one percentage point of growth due to the acquisition of Data House in August 2002. Traditional Risk Management Solutions was flat compared with 2001, while our value-added Risk Management Solutions grew 4%, both before the effects of foreign exchange. As noted in “Item 1. Business — Our Strategy — Enhance Our Current Business,” we have invested in database expansion, matching and product enhancement to stabilize our traditional Risk Management Solutions growth.

•	A $25.8 million, or 8%, increase in Sales & Marketing Solutions, including one percentage point of growth from favorable movements in foreign exchange rates and three percentage points of growth due to the acquisitions of iMarket® and Harris InfoSource™ in the second and third quarters of 2001, respectively. This growth is from a smaller base in 2001 as a result of economic weakness, the events of September 11 and the subsequent anthrax scare, which depressed direct mail marketing activity. Traditional Sales & Marketing Solutions grew 3% compared with 2001, and our value-added Sales & Marketing Solutions grew 15%, both before the effects of foreign exchange, driven by investments to enhance our product offerings and by the addition of iMarket® and Harris InfoSource™ to our traditional Sales & Marketing Solutions results.

•	A $7.8 million, or 26%, increase in Supply Management Solutions on a small base, reflecting investment spending as noted in “Item 1. Business — Our Strategy — Enhance Our Current Business” and two percentage points of growth from favorable movements in foreign exchange rates.

      Overall, during the latter half of 2001 and throughout 2002, the weak global economy adversely impacted our business. In general, our customers have tended to spend less. They took longer to make purchasing decisions, thus causing us to spend more time closing sales. This in turn caused our sales resources to spend less time on new prospects, which may adversely impact our ability to generate sales in the first half of 2003. In addition, some of our customers have gone out of business or combined with other companies. When companies combine, their level of post-consolidation spending on our products is often less than their pre-consolidation spending. In addition, the number of new credit applications, which is a major driver of demand in our Risk Management Solutions business, has been depressed as a result of a lower level of business activity. In a weak economy, customers increasingly look to free or lower-cost information available from alternate sources including, the Internet. Finally, companies are streamlining their credit departments, thus reducing the number of users of our Risk Management Solutions products and, in some cases, product usage. We expect these trends to continue throughout 2003, although the impact on revenue is difficult to predict.

2001 vs. 2000

      As noted above in the discussion of 2002 vs. 2001, during the latter half of 2001, the weak global economy impacted our business. Total revenue declined $110.5 million, or 8%, primarily due to the dispositions during 2001 of our Receivable Management Services business and certain other businesses within APLA. In addition, core revenue declined $9.0 million, or 1%, due to a 2% adverse effect of movements in foreign exchange rates.

      On a product–line basis, our core revenue results reflect:

•	A $6.9 million, or 1%, decline in Risk Management Solutions, including two percentage points of decline due to adverse movements in foreign exchange rates. Traditional Risk Management Solutions declined 1% compared with 2000, while our value-added Risk Management Solutions grew 11%, both before the effects of foreign exchange.

•	A $1.3 million decline, or essentially no change, in Sales & Marketing Solutions, reflecting one percentage point of decline due to adverse movements in foreign exchange rates. Traditional Sales & Marketing Solutions declined 3% compared with 2000, and our value-added Sales & Marketing Solutions grew 8%, both before the effects of foreign exchange. The decline in Sales & Marketing revenue reflects the adverse effect of the global economic slowdown, the events of September 11 and the subsequent anthrax scare on our customers’ spending, partially offset by the addition of iMarket® and Harris InfoSource™ to our traditional Sales & Marketing Solutions business in the second and third quarters of 2001, respectively.

•	A $0.8 million, or 2%, decline in Supply Management Solutions both before and after the effects of foreign exchange.

Consolidated Operating Costs

      The following table presents our consolidated operating costs and operating income for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000

	(Amounts in millions)
Operating Expenses	$392.1	$441.2	$515.9
Selling and Administrative Expenses	512.5	523.5	546.7
Depreciation and Amortization	84.2	94.5	111.2
Restructuring Charges — Net	30.9	28.8	41.5
Reorganization Costs	—	(7.0)	29.5

Operating Costs	$1,019.7	$1,081.0	$1,244.8

Operating Income	$255.9	$223.6	$170.3

      As described above in “How We Manage Our Business,” when we evaluate the performance of our business as a whole, we focus on our operating income (and, therefore, our operating costs) before non-core gains and charges, since we do not view these items as reflecting our underlying business performance. We have identified under the caption “Non-Core Gains and Charges” below such gains and charges that are included in the following discussion of our GAAP results.

      Operating expenses decreased 11% from 2001 to 2002 and 14% from 2000 to 2001 as headcount in the data collection, fulfillment and technology areas decreased. This decrease was also affected by the following charges included in 2001 operating expenses:

•	a $6.2 million charge for write-off of capitalized software associated with products and internal-use systems no longer in use ($2.3 million), write-down of customer lists in Europe ($2.0 million), lease and contract termination costs and miscellaneous other costs ($1.9 million);

•	a $1.0 million write-off of assets lost in the World Trade Center attack; and

•	a $6.5 million impairment write-down in the fourth quarter of 2001 for our Murray Hill, New Jersey, facility, which was sold during the second quarter of 2002.

      Selling and administrative expenses declined 2% from 2001 to 2002 and 4% from 2000 to 2001. Administrative cost savings such as lower compensation costs achieved through our Financial Flexibility program were partially offset by spending on advertising to reinvigorate the D&B brand, training and hiring new leaders, additions to our sales force, and transition costs incurred in implementing our Financial Flexibility program. Transition costs were $31.4 million in 2002, $28.4 million in 2001 and $2.4 million in 2000.

      We had net pension income of $34.0 million in 2002, $35.7 million in 2001 and $30.2 million in 2000. We consider this amount to be part of our compensation costs and, therefore, net pension income is included in operating expenses and in selling and administrative expenses, based upon the classification of the underlying compensation costs. We expect lower interest rates and lower long-term returns on our pension plan assets in the future and, as a result, we will change the assumptions that will be used in the calculation of our pension income for 2003. We expect pension income will be approximately $16.5 million lower in 2003 than in 2002, including the impact of the changes in these assumptions. See the discussion of “Our Critical Accounting Policies and Estimates — Pension and Postretirement Benefit Obligations,” above, and Note 11 to our consolidated financial statements.

      Depreciation and amortization decreased 11% from 2001 to 2002 and 15% from 2000 to 2001. The decrease in 2002 resulted from the write-off and sale of certain assets in 2001 in connection with our Financial Flexibility program, and the impact of no longer amortizing goodwill in 2002, which reduced 2002 amortization expense by $5.3 million compared with 2001. See Note 1 to our consolidated financial statements. The decrease in 2001 from 2000 was largely driven by lower capitalized spending during 2000 compared with earlier years and also from the write-off and sale of certain assets during 2001.

      We have incurred charges related to our Financial Flexibility program in each of the past three years. During the second quarter of 2002, we recognized a $30.9 million charge in connection with the third phase of the program. The charge included $18.6 million for severance related to approximately 1,100 employees, $10.6 million for the write-off of assets that were sold or abandoned (including $9.7 million from the outsourcing action discussed below), and $1.7 million for lease termination obligations.

      As part of this third phase of our Financial Flexibility program, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”). Under the terms of the agreement, approximately 400 D&B employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC. In addition, as part of the agreement, CSC acquired our data center and print mail facility located in Berkeley Heights, New Jersey, and related assets for $10 million, which we considered the fair value for the assets. This resulted in the $9.7 million impairment loss noted above.

      During the second quarter of 2001, we incurred a $32.8 million restructuring charge to re-engineer administrative functions and institute common business practices worldwide, comprised of $20.7 million for severance costs related to approximately 800 employees, $3.2 million for lease termination obligations and $8.9 million for the write-off of assets that were abandoned in the consolidation of offices, primarily in Europe. During 2001, we also reversed $4.0 million of the charge taken in 2000 related to the first phase of our Financial Flexibility program. We determined that severance for 50 people would not be utilized, due to higher than anticipated voluntary attrition ($2.9 million), and the remaining lease termination obligations would be lower than originally estimated as a result of more favorable market conditions and higher than anticipated sub-lease rent ($1.1 million).

      During 2000, we incurred a $41.5 million charge related to the implementation of our first phase of our Financial Flexibility program to globalize administrative functions, streamline data collection and fulfillment, rationalize sales and marketing functions and consolidate and simplify technology functions. The charge included $28.2 million for severance related to approximately 900 employees, $8.8 million for lease termination obligations for office closures in North America and Europe and $4.5 million for the write-off of assets that were abandoned or impaired.

      As of December 31, 2002, we have terminated approximately 2,400 of the 2,700 employees affected under all three phases of our Financial Flexibility program, including the approximately 400 employees who were transitioned to CSC, as mentioned above. By June 30, 2003, approximately 300 additional employees worldwide will be terminated in connection with the third phase. This will bring the total number of employees reduced from our core business as a result of the three phases of this program, since its inception in October 2000, to approximately 2,700, reflecting the elimination of 3,000 positions (including 300 open positions).

      It is difficult to predict the impact of our Financial Flexibility program on our future operating results. This is because we regularly revisit our decisions regarding how much of the initially identified cost savings to reallocate to other areas of the business to drive revenue growth. These reallocation decisions depend on the performance of our existing revenue-growth investments, our forecasts for future revenue growth and an assessment of the demand for our products, given economic conditions and the competitive environment.

      We incurred reorganization costs in connection with our separation from Moody’s in 2000. In 2000, we recognized $29.5 million of reorganization costs and, in 2001, we reversed $7.0 million of excess reorganization costs. See Note 5 to our consolidated financial statements.

Interest Income (Expense) — Net

      The following table presents our “Interest Income (Expense) — Net” for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

	(Amounts in millions)
Interest Income	$3.0	$5.5	$3.9
Interest Expense	(19.5)	(16.4)	(8.6)
Minority Interest Expense	—	(5.4)	(22.4)

	$(16.5)	$(16.3)	$(27.1)

      Interest income decreased $2.5 million, or 46%, from 2001 to 2002, due to lower interest rates, while interest income increased by $1.6 million, or 44%, from 2000 to 2001, due to higher cash levels. Interest expense in 2002 decreased $2.3 million, or 11%, compared with the sum of interest expense and minority interest expense in 2001, due to lower interest rates. The lower rates reflected the exchange of minority interest financing for long-term debt in the first quarter of 2001, and the swap of $100 million of the long-term notes from a fixed to a floating rate of interest in the third quarter of 2001. In 2001, the sum of interest expense and minority interest expense decreased $9.2 million, or 30%, from 2000. This was due to the repayment of commercial paper and our purchase of the $300 million minority interest obligation using proceeds from the issuance of $300 million principal amount of notes. This is discussed more fully in the “Liquidity and Financial Position” section, below, and in Note 7 to our consolidated financial statements.

Other Income (Expense) — Net

      The following table presents the components of “Other Income (Expense) — Net” for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

	(Amounts in millions)
Miscellaneous Other Expense — Net(a)	$(2.3)	$(3.9)	$(4.1)
Gains on Sales of Businesses(b)	5.0	56.3	—
Write-off of Non-Recoverable Investments(c)	(2.9)	(6.1)	—
Litigation Gain(d)	—	—	10.1

	$(0.2)	$46.3	$6.0

(a)	“Miscellaneous Other Expense — Net” decreased each year since 2000, primarily due to lower foreign currency transaction losses and/or lower bank fees.

(b)	During 2002, we sold the following businesses and recognized the following non-operating gains:

•	a portion of our equity interest in our Singapore operation during the third quarter, resulting in a pre-tax gain of $2.6 million; and

•	our Korean operation during the fourth quarter of 2002, resulting in a pre-tax gain of $2.4 million.

      During 2001, we sold the following businesses and recognized the following non-operating gains:

•	our Receivable Management Services business during the second quarter, resulting in a pre-tax gain of $36.4 million;

•	a majority stake in our Australia/ New Zealand operations during the third quarter, resulting in a pre-tax gain of $17.7 million; and

•	a major portion of our minority investment in our South Africa operations during the fourth quarter, resulting in a pre-tax gain of $2.2 million.

(c)	During 2002, we exited Avantrust LLC, our joint venture with American International Group, Inc., resulting in a $2.9 million pre-tax write-off of our remaining investment. We recorded a $6.1 million write-off of internet related investments that we considered non-recoverable during 2001.

(d)	During 2000, we received $10.1 million in proceeds from the settlement of litigation and recorded a gain for that amount.

Provision for Income Taxes

      Our effective tax rate was 39.3% in 2002, 39.4% in 2001 and 52.1% in 2000. We utilize state tax planning initiatives as well as global tax planning to lower our effective tax rate. However, our effective tax rate is negatively impacted by the non-deductibility in some countries of certain items included within the restructuring charges recorded in each year. In 2000, the non-deductibility of certain reorganization expenses caused an eight-percentage-point increase in our effective tax rate.

Equity in Net Losses of Affiliates

      We recognized $1.7 million and $3.5 million as equity in net losses of affiliates for the years ended December 31, 2002 and 2001, respectively. These losses primarily resulted from our investment in Avantrust, which we made in 2001 and exited in the second quarter of 2002. These amounts are in addition to the $2.9 million pre-tax write-off in 2002 of our remaining investment described above in the discussion of “Other Income (Expense) — Net.”

Income from Discontinued Operations

      Income from discontinued operations, net of income taxes, was $133.0 million for the year ended December 31, 2000, which reflects nine months of results of the Moody’s business prior to its separation from D&B.

Earnings per Share

      We reported earnings per share, or EPS, in 2002, 2001 and 2000 as follows:

	2002	2001	2000

Basic Earnings per Share:
Continuing Operations	$1.93	$1.89	$.88
Discontinued Operations	—	—	1.64

Basic Earnings per Share	$1.93	$1.89	$2.52

Diluted Earnings per Share:
Continuing Operations	$1.87	$1.84	$.87
Discontinued Operations	—	—	1.62

Diluted Earnings per Share	$1.87	$1.84	$2.49

      Basic EPS and diluted EPS both increased 2% in 2002 compared with 2001, reflecting a 6% reduction in the weighted average number of shares outstanding, partially offset by a 4% reduction in net income due to the results described in the foregoing sections. Shares outstanding were reduced as a result of our repurchase of shares, as described in “Liquidity and Financial Position — Cash Used In Financing Activities.” Basic EPS decreased 25% and diluted EPS decreased 26% in 2001 compared with 2000, reflecting a 27% reduction in net income, slightly offset by a 2% and a 1% reduction in the weighted average number of basic and diluted shares outstanding, respectively. The reduction in net income in 2001 is due to our separation from Moody’s in September 2000. EPS from continuing operations more than doubled, reflecting the results described in the foregoing sections.

Non-Core Gains and Charges

      For internal management purposes, we treat certain gains and charges which are included in “Consolidated Operating Costs” and “Other Income (Expense) — Net” as non-core gains and charges. These pre-tax non-core gains and charges are summarized in the table below. We exclude non-core gains and charges when evaluating our financial performance because we do not consider these items to reflect our underlying business performance.

	For the Years
	Ended December 31,

	2002	2001	2000

	(Amounts in millions)
Non-core gains and charges included in Operating Costs:
Restructuring costs (net) related to our Financial Flexibility program	$(30.9)	$(28.8)	$(41.5)
Impairment of capitalized software and Murray Hill Facility, write-off of certain assets made obsolete, redundant or as a result of the World Trade Center attack		(13.7)
Reorganization costs associated with our spin-off from Moody’s Corporation		7.0	(29.5)
Non-core gains and charges included in Other Income (Expense) — Net:
Gains on sales of Receivable Management Services business, Australia/ New Zealand operations and a portion of South Africa investment		56.3
Write-off of non-recoverable investments		(6.1)
Litigation gain			10.1

Segment Results

North America

      North America is our largest segment, representing 72% of our total revenue in 2002. The following table presents our North American product revenue and operating income for the years ending December 31, 2002, 2001 and 2000:

	2002	2001	2000

	(Amounts in millions)
Revenue:
Risk Management Solutions	$594.3	$586.9	$580.5
Sales & Marketing Solutions	289.1	257.1	259.0
Supply Management Solutions	28.7	26.4	28.4

North America Core Revenue	912.1	870.4	867.9
Receivable Management Services and Other Divested Businesses	—	39.4	99.9

Total North America Revenue	$912.1	$909.8	$967.8

Operating Income	$313.1	$295.8	$287.1

2002 vs. 2001

      In 2002, total North American revenue of $912.1 million was essentially flat versus the prior year, because the $41.7 million, or 5%, increase in core revenue in 2002 was offset by the loss of revenue due to the sale of our Receivable Management Services business in 2001. North America’s core revenue growth of 5% reflects $7.4 million, or 1%, growth in Risk Management Solutions, $32.0 million, or 13%, growth in Sales & Marketing Solutions, and $2.3 million, or 9%, growth in Supply Management Solutions. North

America’s results benefited from the acquisition of iMarket® in the second quarter of 2001, and Harris InfoSource™ in the fourth quarter of 2001, which together contributed one percentage point of growth to North America’s core revenue and five percentage points of growth to its Sales & Marketing Solutions revenue.

      In general, despite the challenging economy, North America revenue growth was fairly strong in 2002, due to sales leadership, customer acceptance of our new products and particular weakness in the fourth quarter of 2001 reflecting the post-September 11 economy.

      Traditional Risk Management Solutions revenue accounted for 79% of our Risk Management Solutions revenue in 2002 and was up 1% from 2001. Revenue from value-added Risk Management Solutions accounted for 21% of our Risk Management Solutions revenue in 2002 and was up 4% from 2001. Revenue from our traditional Risk Management Solutions products had been declining in prior years. However, it was stabilized in 2002 as a result of our investments in database expansion, improving our match rate and product enhancements. These investments have mitigated the following trends which continue to affect us:

•	a decline in new credit applications due to the economic slowdown;

•	streamlined credit departments, resulting in fewer actual users of our products;

•	pricing pressures from some of our larger customers;

•	the substitution of less expensive consumer credit information for making some decisions about new credit applications from small businesses;

•	the substitution of free or less expensive demographic information that can be obtained over the Internet for our Business Information Reports, or BIRs; and

•	our intentional migration of our customers from the BIR and related products to our value-added solutions to assist them in re-engineering their processes and automating their decision-making.

      The performance of our value-added products also reflected the benefits of our investments, particularly in those products that provide insight on new credit applications for smaller transactions, and in our customers’ portfolio management processes.

      Sales & Marketing Solutions also benefited from growth in both traditional and value-added products. Our traditional Sales & Marketing Solutions revenue grew 11%, of which eight percentage points of growth was due to the iMarket® and Harris InfoSourceTM acquisitions. Revenue for value-added Sales & Marketing Solutions increased 15%. During the second half of 2001, the U.S. economic slowdown caused our customers to cut back on their discretionary spending, which impacted our Sales & Marketing Solutions and Supply Management Solutions revenue in 2001.

      North America’s operating income in 2002 was up 6% from the prior year. Although total revenue growth was flat, as described above, operating income benefited from a generally lower operating cost base due to our Financial Flexibility initiatives, offset in part by the reallocation of some of our spending to revenue-generating activities. North America’s 2002, operating income also benefited from a $1.6 million reduction in goodwill amortization in 2002 due to the adoption of SFAS No. 142 (see Note 1 to our consolidated financial statements).

2001 vs. 2000

      In 2001, total North American revenue of $909.8 million decreased 6% from the prior year, primarily due to the sale in the second quarter of 2001 of the Receivable Management Services business. North America’s 2001 core revenue was up less than 1% from 2000. In comparing 2001 and 2000 revenue, North America’s revenue from Risk Management Solutions increased 1%, Sales & Marketing Solutions decreased 1% and Supply Management Solutions decreased 7%. The improved revenue in Risk Management Solutions reflected an increase in sales of value-added products, partially offset by a decline in traditional products. The decrease in revenue from Sales & Marketing Solutions and Supply Management Solutions

was a result of the effects of the U.S. economic slowdown and the events of September 11 on customer spending. The effect of the slowdown was seen primarily in our traditional Sales & Marketing Solutions business, which was down 7% due to a reduction in customers’ direct marketing activities following September 11 partially offset by the addition of iMarket® and Harris InfoSourceTM in the second and third quarters of 2001, respectively. Project-related solutions, such as value-added Sales & Marketing Solutions and Supply Management Solutions, which some customers have viewed as more discretionary in a challenging economy, were also affected.

      North America’s operating income in 2001 was up 3% from the prior year, reflecting the benefits of our Financial Flexibility initiatives, offset in part by the reallocation of some of our spending to activities to drive revenue growth, and the fact that we disposed of the Receivable Management Services business in the second quarter of 2001.

Europe

      Europe is our second-largest segment, representing 26% of our revenue in 2002. The following table presents our European product revenue and operating income for the years ending December 31, 2002, 2001 and 2000:

	2002	2001	2000

	(Amounts in millions)
Revenue
Risk Management Solutions	$261.5	$252.6	$265.8
Sales & Marketing Solutions	60.3	67.0	66.8
Supply Management Solutions	8.8	3.3	2.1

Europe Core Revenue	330.6	322.9	334.7
Receivable Management Services and Other Divested Businesses	—	17.4	46.0

Total Europe Revenue	$330.6	$340.3	$380.7

Operating Income (Loss)	$38.8	$23.4	$(2.3)

2002 vs. 2001

      Europe’s 2002 total revenue decreased $9.7 million, or 3%, from 2001, resulting from the sale of the Receivable Management Services business during 2001, partially offset by a $7.7 million, or 2%, increase in core revenue. The increase in Europe’s core revenue was due to our acquisition of Data House in the third quarter of 2002, which contributed two percentage points of growth, and the favorable effects of foreign exchange rate movements, which contributed four percentage points of growth. In general, deteriorating market conditions in Europe have resulted in competitive pricing pressure and lower demand for our Risk Management Solutions and Sales & Marketing Solutions, which is reflected in the results described below.

      On a product-line basis, Europe’s revenue results reflect:

•	an $8.9 million, or 4%, increase in Risk Management Solutions, including five percentage points of growth due to favorable movements in foreign exchange rates and three percentage points of growth due to the acquisition of Data House. Traditional Risk Management Solutions increased 4%, driven by four percentage points of growth due to favorable movements in foreign exchange rates and three percentage points of growth due to the acquisition of Data House. Within our traditional products, we are experiencing competitive pricing pressure and a shift in our customers’ spending from higher-priced, comprehensive reports to low-priced, less detailed reports. Value-added Risk Management Solutions declined 6%, notwithstanding four percentage points of growth due to favorable movements in foreign exchange rates.

•	a $6.7 million, or 10%, decrease in Sales & Marketing Solutions, benefiting from three percentage points of growth due to favorable movements in foreign exchange rates. Our Sales & Marketing Solutions customers have cut back on their discretionary spending in the face of challenging market conditions, and we faced increased competition in key markets in our traditional list and labels business. Traditional Sales & Marketing Solutions declined 14%, and our value-added Sales & Marketing Solutions increased 9%, including three and five percentage points of growth, respectively, due to the favorable effects of foreign exchange.

•	a $5.5 million, or 159%, increase in Supply Management Solutions, including 10 percentage points of growth due to favorable movements in foreign exchange rates, and aided by investments to enhance our product offerings made in the second half of 2001 to drive growth in this solution set.

      The following factors affecting our European business create particular challenges to our revenue growth:

•	In most European markets, we do not have market leadership positions. This makes us particularly susceptible to pricing pressures. We also face entrenched local competitors.

•	European businesses tend to manage their credit exposures through credit insurance rather than through the credit approval process using expert business information of the type provided by D&B.

•	In many local markets in Europe, key data elements are generally available from public-sector sources thus reducing our data collection advantage.

•	Prior to the launch of our Blueprint for Growth strategy, our investment decisions were made at the country level and not in a coordinated fashion across the European marketplace. While we have made significant investments to mitigate this situation, we are still faced with uneven data quality in some local markets.

      Despite declining revenue, Europe’s operating income grew $15.4 million, or 66%, in 2002 to $38.8 million, primarily due to the lower cost base associated with our Financial Flexibility program. Specifically, cost improvements were achieved in technology infrastructure and development, administrative areas, and data collection. The adoption of SFAS No. 142, discussed in Note 1 to our consolidated financial statements, resulted in a $3.7 million reduction in goodwill amortization expense in 2002. Operating income growth also benefited from the positive impact of foreign exchange.

2001 vs. 2000

      Europe’s 2001 revenue decreased $40.4 million, or 11%, from 2000, primarily due to the sale of the Receivable Management Services business in 2001, and the unfavorable effects of foreign exchange rate movements, which contributed five percentage points to the decline. Europe’s core revenue was down $11.8 million, or 4%, when compared with 2000. Risk Management Solutions revenue decreased 5%, Sales & Marketing Solutions revenue increased 1% and Supply Management Solutions revenue increased 63%. Foreign currency exchange movements negatively impacted these growth rates by five, six, and six percentage points, respectively.

      Despite the decline in revenue, Europe reported operating income of $23.4 million in 2001 compared with an operating loss of $2.3 million in 2000. Our Financial Flexibility initiatives, including a change in the management of Europe from 19 separate country operations to one continent-wide operation, significantly lowered our cost base in Europe and, along with the impact of foreign exchange, resulted in the improvement in European profitability.

APLA

      APLA is our smallest business segment, with 2% of our total revenue in 2002. The following table presents APLA product revenue and operating income for the years ending December 31, 2002, 2001 and 2000:

	2002	2001	2000

	(Amounts in millions)
Revenue
Risk Management Solutions	$25.0	$24.7	$24.8
Sales & Marketing Solutions	7.9	7.4	7.0
Supply Management Solutions	—	—	—

APLA Core Revenue	32.9	32.1	31.8
Receivable Management Services and Other Divested Businesses	—	22.4	34.8

Total APLA Revenue	$32.9	$54.5	$66.6

Operating Income (Loss)	$4.7	$(0.1)	$(5.2)

2002 vs. 2001

      APLA’s 2002 total revenue decreased $21.6 million, or 40%, from 2001, primarily due to the sale of the Australia/ New Zealand operation and the other business model changes which reduced or eliminated our ownership of APLA businesses in 2001, partially offset by a $0.8 million, or 3%, increase in core revenue compared to 2001. APLA’s revenue from Risk Management Solutions was up 2% and revenue from Sales & Marketing Solutions was up 4%, despite the negative impact of foreign currency movements on 2002 results.

      Despite the decline in revenue, APLA reported operating income in 2002 of $4.7 million compared to an operating loss of $0.1 million in 2001. The improvement in APLA’s profitability reflected the benefit of the business model changes we made in connection with our Financial Flexibility initiatives during the year to align our spending in the region with revenue growth and profit potential. The impact of divested businesses was not significant to the year-on-year comparison.

2001 vs. 2000

      APLA’s total revenue in 2001 decreased 18% from the prior year, again primarily due to the sale of the Australia/ New Zealand operation and other business model changes. APLA’s core revenue in 2001 was up 1% when compared with 2000, including a six-percentage-point adverse effect of changes in foreign exchange rates. Risk Management Solutions was down 1% and Sales & Marketing Solutions was up 7%, including seven- and six-percentage-point adverse effects of foreign exchange, respectively.

      Despite the decline in revenue, APLA reduced its operating loss to $0.1 million in 2001, compared with an operating loss of $5.2 million in 2000. This improvement reflected the benefit of our Financial Flexibility initiatives made during the year to align our spending in the region with revenue growth and profit potential.

Change in Segment Reporting in 2003

      We have consolidated the management of all international activities into a single management structure and, effective January 1, 2003, began managing our businesses in Europe and APLA as one segment. Since introducing our Blueprint for Growth strategy, we have significantly reduced our investment in the APLA region through the sales of certain businesses and the contribution of other businesses into minority investments. We will begin to report our results in accordance with this change in our first-quarter 2003 Form 10-Q. At that time, we will present our historical results to conform to the change in segments.

Market Risk

      We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of certain of our investments.

Policies and Procedures

      In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use short-term foreign exchange forward contracts to hedge short-term foreign currency-denominated loans and certain intercompany transactions and, from time to time, we have used foreign exchange option contracts to reduce our international earnings exposure to adverse changes in currency exchange rates. In addition, we use interest rate swap agreements to hedge a portion of the interest rate exposure on our outstanding fixed rate notes, as discussed under “Interest Rate Risk,” below.

      Our objective in managing exposure to interest rates is to limit the impact of interest rate changes on earnings, cash flows and financial position, and to lower overall borrowing costs. To achieve these objectives, we maintain a policy that floating rate debt be managed within a minimum and maximum range of our total debt exposure. To achieve our policy objectives, we may use fixed rate debt, floating rate debt and/or interest rate swaps.

      Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our European and APLA operations. We follow a policy of hedging substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries. From time to time, we may also hedge the value of our foreign currency-denominated earnings. We use short-term foreign exchange forward and option contracts to implement our hedging strategies. Typically, these contracts have maturities of six months or less. These contracts are executed with creditworthy institutions and are denominated primarily in the British pound sterling, the euro and the Swedish krona.

      A discussion of our accounting policies for financial instruments is included in the summary of significant accounting policies in Note 1 to our consolidated financial statements, and further disclosure relating to financial instruments is included in Note 8 to our consolidated financial statements.

Interest Rate Risk

      In 2001, we issued $300 million in principal of five-year, fixed rate notes that mature in March 2006 (see Note 7 to our consolidated financial statements). In connection with that note issuance, we entered into fixed to floating interest rate swap agreements in the third quarter of 2001 with notional principal amounts totaling $100 million (see Note 8 to our consolidated financial statements), and designated these swaps as fair value hedges against the long-term fixed rate notes. The arrangement is considered a highly effective hedge and, therefore, the accounting for these hedges has no impact on earnings. The changes in the fair value of the hedge and the designated portion of the notes are reflected in our consolidated balance sheets. At December 31, 2002, we had no floating rate debt outstanding.

Foreign Exchange Risk

      We have offices in 29 countries and conduct operations in eight other countries through companies in which we have minority investments. Our non-U.S. operations generated approximately 31% of total revenue in 2002. As of December 31, 2002, approximately 34% of our assets were located outside the U.S., and no single country outside the U.S. had a significant concentration of our aggregate cash balances.

      As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term forward foreign exchange contracts. In addition, in 2002, we entered into foreign exchange option contracts to hedge certain foreign earnings. These option contracts have expired as of December 31, 2002. The underlying transactions and the corresponding forward rate and option contracts are marked to market at the end of each quarter, are fully disclosed within our financial statements and have a minimal impact on earnings.

      The fair value of our foreign currency risk is estimated by calculating the cost of closing out all foreign exchange contracts given a 10% increase or decrease in forward rates from their December 31, 2002, levels. At December 31, 2002, we had approximately $220.8 million in foreign exchange forward contracts outstanding, with net unrealized losses of $1.5 million. If forward rates were to increase 10% from year-end levels, the unrealized gain would be $7.7 million. If forward rates were to decrease 10% from year-end levels, the unrealized loss would be $12.6 million. However, the estimated potential gain or loss on these contracts is expected to be offset by changes in the dollar value of the underlying transactions. Therefore, a 10% movement in foreign exchange rates would have a minimal net impact on earnings.

Other Risks (see Note 14 to our consolidated financial statements)

Liquidity and Financial Position

      In accordance with our Blueprint for Growth strategy, we have used our cash for three primary purposes:

•	First, we have invested in our current business, such as the investments in our database and creating new products and solutions such as our Global DecisionMakerTM, Data Integration ToolkitTM and Supply OptimizerTM (see “Item 1. Business — Our Competitive Strengths — Value-Added Solutions” for product descriptions).

•	Second, we have made acquisitions such as iMarket®, Harris InfoSourceTM, Data House and Hoover’s.

•	Third, we have repurchased shares. During 2001 and 2002, we have invested $185 million to repurchase 5.75 million shares, or 7% of shares outstanding. This investment is in addition to shares we repurchased to offset the dilutive effect of shares issued in connection with employee benefit plans. We expect to continue to repurchase shares for this purpose, as well as under our two-year, $100 million share repurchase program.

      We believe that cash flows generated from our operations and supplemented as needed with readily available financing in the commercial paper markets are sufficient to meet our short-term and long-term needs, including the cash cost of our restructuring charges, transition costs, contract obligations (see Note 13) and tax and legal matters (see Note 14). We access the commercial paper market from time to time to fund working capital needs and share repurchases. Such borrowings have been supported by our bank credit facilities.

Cash Flow for the Years Ended December 31, 2002, 2001 and 2000

Cash Provided by Operating Activities

      Cash provided by operating activities was $213.1 million, $217.1 million and $27.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts include the following significant (uses)/sources of cash:

	2002	2001	2000

	(Amounts in millions)
Restructuring payments	$(31.3)	$(40.6)	$(21.8)
Five-year contract with buyers of Receivable Management Services business		35.4
$349.3 million payment to the IRS related to utilization of capital losses in 1989-1990 (see Note 14 — Contingencies)
• D&B’s share			(174.7)
• Discontinued operations’ share			(174.6)
Cash generated by discontinued operations (before share of IRS payment)			170.5

      Our strong operating cash flows have reflected the profitability of our underlying business, our low requirement for capital investments and our business model, in which a significant portion of our Risk Management Solutions customers have historically purchased our products under annual contracts during the first quarter, for which payment has generally been made during the first half of the year.

2002 vs. 2001

      Net cash provided by operating activities in 2002 was $213.1 million, while in 2001, operating activities provided net cash of $217.1 million. Our 2002 cash flow benefited from higher sales, lower payments made for taxes and restructuring and improvements in working capital management compared with 2001.

      In 2001, we received $35.4 million related to a contract to provide the buyers of our Receivable Management Services business with our products over five years, which was recorded in deferred revenue and is being recognized as revenue ratably over the term of the contract.

2001 vs. 2000

      Net cash provided by operating activities in 2001 was $217.1 million, compared with cash provided by operating activities in 2000 of $27.2 million. During 2000, we made a $349.3 million payment to the IRS, discussed in further detail in “Item 3. Legal Proceedings” under the caption “Tax Matters — Utilization of Capital Losses — 1989-1990.” This payment is reflected as a reduction in continuing operations’ accrued income taxes of $174.7 million and as a $174.6 million offset to net cash used in operating activities of discontinued operations. Excluding the impact of this payment, cash generated by operating activities in 2000 would have been $376.5 million, with continuing operations providing $206.0 million and discontinued operations providing $170.5 million (representing nine months of Moody’s activity). Further, as mentioned above, 2001 net cash provided by operating activities included $35.4 million of proceeds related to a contract to provide the purchasers of our Receivable Management Services business with our products over five years.

      Excluding the benefit of the $35.4 million in 2001, the impact of the IRS payment in 2000 and the cash provided by discontinued operations, cash generated from operating activities of continuing operations was $181.7 million in 2001, compared with $206.0 million in 2000, with the decrease largely driven by higher restructuring payments of approximately $19 million. During 2001, we made payments of $26.9 million related to restructuring actions under our Blueprint for Growth strategy and $13.7 million to complete the payments for our 1999 restructuring actions. In 2000, we made payments of $21.8 million for restructuring actions.

Cash Used in Investing Activities

      Our business is not capital-intensive, and most of our spending to grow the business is funded by operating cash flow. As a result of our Financial Flexibility initiatives, we have sold non-core businesses and real estate assets. Proceeds from these sales have partially (or in some cases, fully) offset our capital expenditures and additions to computer software and other intangibles, as described below.

2002 vs. 2001

      Net cash used in investing activities totaled $67.1 million in 2002, compared with net cash provided by investing activities of $35.2 million in 2001. This change primarily relates to the receipt in 2001 of $118.2 million from the sales of the Receivable Management Services business, the majority stake in the Australia/ New Zealand operations and a major portion of our minority investment in a South Africa business.

      During 2002, we received $21.5 million from the sales in the second quarter of our buildings in Berkeley Heights and Murray Hill, New Jersey, and the related assets, and we received $4.8 million in connection with the sales of our interest in our Singapore and Korean operations. We used $21.2 million of cash generated from operations to acquire Data House, net of cash acquired. In 2001, we used $34.5 million of cash generated from operations to acquire iMarket® and Harris InfoSourceTM, net of cash acquired.

      Investments in capital expenditures and computer software were $53.5 million in 2002 and $53.2 million in 2001, primarily in the North America segment. We also invested $0.9 million and $11.3 million in 2002 and 2001, respectively, in Avantrust LLC, our joint venture with AIG, which we exited during the second quarter of 2002.

     2001 vs. 2000

      Net cash provided by investing activities was $35.2 million in 2001. In 2000, net cash used in investing activities was $81.7 million, including net cash used in investing activities of discontinued operations of $26.2 million. As noted above, in 2001, we received $118.2 million of proceeds from the sales of businesses, used $34.5 million for acquisitions and invested $11.3 million in Avantrust LLC. In 2000, we made no acquisitions, nor did we sell any businesses; however, we did invest $6.0 million in other consolidated affiliates.

      Investments in capital expenditures and computer software and other intangibles were $53.2 million in 2001 and $67.1 million in September 2000.

     Cash Used in Financing Activities

      Because of our strong operating cash flows, our primary financing activities during the past three years consist of reducing our commercial paper borrowings and repurchasing our shares. We have not paid a dividend since we separated from Moody’s in 2000.

     2002 vs. 2001

      Net cash used in financing activities was $104.7 million in 2002 and $177.4 million in 2001.

      During 2002, cash used in financing activities was largely attributable to the purchase of treasury shares. In January 2002, we acquired 2.5 million of our shares in a privately negotiated block trade for $85.1 million. In 2002, we also repurchased 855,200 of our shares for $32.6 million to mitigate the dilutive effect of shares issued under stock incentive plans and in connection with our Employee Stock Purchase Plan. In 2001, we used $144.9 million to purchase treasury shares, which included the purchase of

1.6 million shares for $44.9 million in connection with our Employee Stock Purchase Plan and to offset a portion of the shares issued under stock incentive plans.

      In 2002, net proceeds from our stock plans was $12.1 million, compared with $19.0 million in 2001.

      There was no change in our long-term borrowings in 2002. In the first quarter of 2001, we issued $300 million in five-year, fixed rate notes. If we fail to comply with certain covenants under our five-year notes, the maturity of the notes could be accelerated. We have been in compliance with these covenants since we issued the notes, and we believe that under any reasonable future economic developments, the likelihood is remote that we would fail to meet these covenants. The cash proceeds from the issuance of these notes were used to repay a $300 million obligation resulting from the purchase of an unrelated partner’s interest in a limited partnership. In addition, during the first quarter of 2001, we repaid the $49.5 million of short-term commercial paper borrowings outstanding at December 31, 2000. We had no commercial paper borrowings outstanding at December 31, 2002 or 2001.

      We have a total of $275 million of bank credit facilities available at prevailing short-term interest rates, which include $100 million with a 364-day term, which is renewed annually, and $175 million with a multi-year term, which will expire in September 2005. We have not drawn on either facility since their inception and we had no borrowings outstanding under either facility at December 31, 2002. In September 2002, we renewed our expiring $175 million 364-day revolving credit facility for $100 million. We renewed this facility at a lower level because we believe that cash flows generated from our operations, supplemented as needed with our readily available financing in the commercial paper market, are sufficient to meet our short-term and long-term needs, including any payments for restructuring and transition costs, contract obligations and any payments that may be required to settle the legal or tax proceedings discussed in Note 14 to our consolidated financial statements. The facilities include customary covenants that could impact the availability of credit under the facilities, including the maintenance of interest coverage and total debt to EBITDA ratios. As of December 31, 2002, we met these covenants and do not currently anticipate any difficulty in meeting these requirements in future periods.

     2001 vs. 2000

      Net cash used in financing activities was $177.4 million in 2001, compared with net cash provided by financing activities of $18.8 million in 2000. As noted above, during 2001, we used cash primarily to purchase treasury shares and repay debt. In 2000, financing activities of our discontinued operations provided $195.5 million. Excluding the $195.5 million net cash provided by discontinued operations in 2000, net cash used in financing activities would have been $176.7 million, including the payment of dividends ($89.8 million), the purchase of treasury shares ($46.8 million) and the repayment of debt ($75.2 million).

      In connection with our separation from Moody’s in 2000, our predecessor company, “D&B2” (described in Note 5 to our consolidated financial statements) borrowed funds in order to repay in full its commercial paper obligations. Also, immediately prior to the separation, a portion of D&B2’s indebtedness (plus certain minority interest obligations) and a portion of D&B2’s cash were allocated to us in amounts such that, at the time of the separation and before giving effect to certain adjustments and other factors described in Note 5 to our consolidated financial statements, our net indebtedness (plus the minority interest obligations) approximated the net indebtedness of Moody’s. The indebtedness that we assumed amounted to $24.1 million. We also assumed $300 million in minority interest obligations and were allocated $39.4 million in cash. The debt that was assumed by Moody’s amounted to $195.5 million. During 2000, $75.2 million was used to repay commercial paper borrowings.

      As noted above, in 2001, we used $144.9 million to repurchase shares of common stock and received net proceeds from our stock plans of $19.0 million. Between January 1, 2000, and September 30, 2000, D&B2 repurchased 125,000 shares of common stock for $3.5 million in connection with its Employee Stock Purchase Plan and to offset a portion of the shares issued under stock incentive plans. During the fourth quarter of 2000, we repurchased 1.8 million shares of common stock for $43.3 million to offset awards under stock incentive plans and in connection with our Employee Stock Purchase Plan. Proceeds received in connection with D&B2’s stock plans were $30.7 million for the nine months ended

September 30, 2000. We received proceeds in connection with our stock plans of $7.0 million in the fourth quarter of 2000.

Future Liquidity — Sources and Uses of Funds

     Contractual Cash Obligations

      The following table quantifies as of December 31, 2002, our contractual obligations that will require the use of cash in the future.

	Payments Due by period

Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter

	(Amounts in millions)
Long-Term Debt	$300.0				$300.0
Operating Leases	$131.6	$30.6	$24.4	$18.5	$16.1	$12.2	$29.8
Obligations to Outsourcers	$507.7	$45.1	$46.0	$47.0	$49.1	$52.1	$268.4

      Our $300 million debt obligation under our fixed rate notes is repayable in March 2006.

      Most of our operations are conducted from leased facilities under operating leases that expire over the next 10 years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three years. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

      In July 2002, we outsourced certain technology functions to CSC under a 10-year agreement, which is cancelable under certain conditions. Under the terms of the agreement, CSC will be responsible for our data center operations, technology help desk and network management functions in the United States and in the United Kingdom through July 31, 2012.

     Acquisition of Hoover’s

      On March 3, 2003, we completed the acquisition of Hoover’s. The transaction was valued at $7.00 per share in cash, for a total of approximately $119 million, or $81 million net of Hoover’s cash and short-term investments at the time of the transaction’s closing. Hoover’s provides industry and market intelligence on public and private companies, primarily to sales, marketing and business development professionals. For the nine months ended December 31, 2002, the latest period for which publicly filed information is available, Hoover’s reported revenue of $24.3 million, net income of $1.1 million and cash from operating activities of $5.8 million. We funded the acquisition with cash on hand.

     Financial Flexibility Program

      In January 2003, we announced the fourth phase of our Financial Flexibility program. The actions associated with this phase, which will be implemented during the first half of 2003, include continuing to streamline sales and marketing functions, consolidate data operations, and reallocate technology spending to products with greater growth potential. Under this phase, approximately 550 people worldwide are expected to have their positions eliminated by July 2003. As a result, we expect to incur restructuring charges recognized in accordance with SFAS No. 146 in 2003 totaling approximately $16 million pre-tax, for severance and termination costs. In addition, cash restructuring payments with respect to prior phases of our Financial Flexibility program are expected to be approximately $16 million in 2003.

     Share Repurchases and Dividends

      During October 2002, we announced that our board of directors authorized a share repurchase program of up to $100 million, funded with cash on hand and future cash flow. This two-year program is in addition to our existing share repurchase program to offset the dilutive effect of shares issued under employee benefit plans. At current market prices, this represents approximately 4% of shares outstanding. No shares under the $100 million program were repurchased as of December 31, 2002, although through February 28, 2003, we repurchased 304,500 shares at an aggregate cost of $10.4 million. At current market prices, when we complete this program, we will have reduced shares outstanding by over 10% since the beginning of 2001.

      We have not paid cash dividends since we separated from Moody’s in 2000. However, if there is a change in the tax deductibility of dividends under U.S. tax laws, we may consider paying dividends as an alternative method of returning excess cash to shareholders.

     The Sale of Our European Headquarters Building in 2003

      We are currently in negotiations to sell our European headquarters building in High Wycombe, England. We intend to continue operations from a portion of the building for a multi-year period after the sale. If the sale is completed in accordance with the terms as currently negotiated, we expect to recognize a pre-tax loss of approximately $13 million, and receive an amount of cash that, due to a confidentiality agreement, cannot be disclosed until the transaction is closed.

     Potential Payments in Settlement of Tax and Legal Matters

      We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in cash payments in the amounts described in “Item 3. Legal Proceedings,” above. Of the matters currently pending, we believe it is possible that a payment to the IRS of up to $62 million in connection with the Royalty Expense Deductions taken in 1994 – 1996, will be made during 2003. We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in tax matters.

Pension Plan Contribution Requirements

      For financial statement reporting purposes, the funded status of our pension plans, as determined in accordance with GAAP, declined from $90.2 million at December 31, 2001, to $(252.3) million at December 31, 2002, primarily due to losses in the plans’ equity investments and lower interest rates. See Note 11 to our consolidated financial statements. The decline in the funded status is primarily attributable to the largest of our six plans, the U.S. Qualified Plan. The funded status of this plan declined from $278.4 million at December 31, 2001, to $1.3 million at December 31, 2002. Despite this change in funded status as determined in accordance with GAAP, the Internal Revenue Service regulations that govern pension plan contributions do not require any contributions to this plan for 2003. This is because the plan is considered “fully funded” under the provisions of the Internal Revenue Code.

      If the U.S. Qualified Plan assets remain at current levels, and all other factors affecting when contributions are required remain the same, we would not be required to make contributions to this plan until 2008. If plan assets appreciate between now and 2008, the need to make a required contribution would be delayed beyond 2008. If plan assets depreciate, we could be required to make contributions sooner than 2008. In addition, if the U.S. Congress does not renew the provision in effect for 2002 and 2003 governing the Current Liability Interest Rate used in calculating the Additional Funding Requirement under the Internal Revenue Code, we could be required to make contributions starting in 2006. Whether or not contributions are required, we may voluntarily make contributions to this plan sooner than 2006, if allowable under Internal Revenue Code funding provisions.

      We expect to continue to make cash contributions to our five other pension plans in 2003. The expected 2003 contribution amount is approximately $17 million, compared with approximately $14 million in 2002.

Off-Balance Sheet Arrangements and Related Party Transactions

      We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements. Additionally, we have not engaged in any significant related-party transactions.

Forward-Looking Statements

      We may from time to time make written or oral forward-looking statements, including statements contained in filings with the Securities and Exchange Commission, in reports to shareholders and in press releases and investor Webcasts. You can identify these forward-looking statements by use of words like “anticipates,” “aspirations,” “believes,” “continues,” “estimates,” “expects,” “goals,” “guidance,” “intends,” “plans,” “projects,” “strategy,” “targets,” “will” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

      We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in, or remain invested in, our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying in the following paragraphs important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements.

      Demand for our products is subject to intense competition, changes in customer preferences and economic conditions. Our results are dependent upon our continued ability to:

•	develop new products;

•	invest in our database and maintain our reputation for providing reliable data;

•	develop and maintain a successful Web-based business model;

•	reallocate expense to achieve growth through our Financial Flexibility program;

•	manage employee satisfaction and maintain our global expertise as we implement our Financial Flexibility program; and

•	protect against damage or interruptions affecting our database or our data centers.

      We are also subject to the effects of foreign economies, exchange rate fluctuations and U.S. and foreign legislative or regulatory requirements. Our results are also dependent upon the availability of data for our database. Developments in any of these areas could cause our results to differ materially from results that have been or may be projected.

      We elaborate on the above list of important factors throughout this document, particularly in the discussion of our prominent trends, risks and uncertainties, below. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the above list of important factors or the trends, risks and uncertainties discussed below to be a complete discussion of all our potential trends, risks and uncertainties. We do not undertake to update any forward-looking statement we may make from time to time.

Trends, Risks and Uncertainties

     If the current economic weakness persists or worsens, our results of operations may suffer.

      Demand for many of our products is influenced by economic trends. As a result of the current economic climate, during the last two fiscal years we experienced a reduction in the demand for certain of our products as customers have looked for ways to reduce their expenses. The effect of this reduced demand was felt most acutely in our project-based revenue in our Sales & Marketing Solutions product line in the United States in 2001 and in Europe in 2002. New credit applications, which are the major driver of product demand in our traditional Risk Management Solutions, have also been depressed as a result of lower levels of business activity.

      The current economic weakness has also resulted in certain of our customers going out of business or combining with other companies. When companies combine, their post-consolidation spend on our products is invariably less than their aggregate pre-consolidation spend. In addition, companies are streamlining their credit departments, thus reducing the number of users of our products. Customers have also been taking longer to make spending decisions, causing us to expend greater resources and divert sales resources from other opportunities, negotiating harder on price and seeking cheaper alternatives to our products. In challenging economic times, price competition also increases, which adversely impacts our revenue and profit margins.

      The current economic weakness may persist or worsen for an unpredictable period of time. If it does, we could suffer lower revenue, net income and earnings per share.

     We may be unable to achieve our revenue and earnings per share growth targets.

      We have established revenue and earnings per share growth targets for 2003 and aspirations for the long term. While we believe our initiatives to transform our business have established a platform to reach these goals, we have not yet attained our revenue growth goals. In order to reach our goals, we are undertaking a number of initiatives to increase our revenue in each of our product lines. For example, in our Risk Management Solutions product line, we are introducing products targeted at helping our customers automate their decision-making process for small-size transactions and strengthening our offerings of portfolio management solutions. While we believe that our initiatives in each product line will be sufficient to achieve our desired revenue growth, no assurance can be made as to when or if we will be successful. A failure to reach our desired revenue growth or to continue to reach our earnings per share growth could have a material adverse effect on the market value of our common stock.

We may be unable to reduce our expense base through our Financial Flexibility program or convert those expense base reductions into desired revenue growth.

      Successful execution of our Blueprint for Growth strategy will include reducing our expense base through our Financial Flexibility program, and reallocating our expense base reductions into initiatives that produce our desired revenue growth. While we have been successful at reducing our expense base to date, we have yet to convert those expense base reductions into our desired level of revenue growth. If we fail to continue to reduce our expense base or if we do not convert our expense base reductions into revenue growth, the market value of our common stock may suffer.

We may be unable to successfully adapt to changes in our customers’ preferences for our products.

      Our success depends in part on our ability to adapt our products to our customers’ preferences. Advances in information technology and uncertain or difficult economic conditions are changing the way our customers use business information. As a result, our customers are demanding lower prices and more from our products, such as decision-making tools like credit scores and electronic delivery formats. For example, our customers have recently been switching from our traditional products such as the Business Information Report, or BIR, which generally offer raw information, to other lower-priced products that offer credit ratings and decisions. If we do not successfully adapt our products to our customers’ preferences, our business, financial condition and results of operations would be adversely affected.

We may not be able to develop the E-Business component of our strategy.

      One component of our Blueprint for Growth strategy is to become an important player on the Web. To implement this component, we are transitioning our business to a Web-based business model. There are risks associated with a Web-based business model. Some of the risks are unique to our planned initiatives and others apply to any Web-based business. For example, our business will suffer if we are unable to:

•	acquire, retain and grow Web-based small-business customers;

•	successfully grow the Hoover’s business;

•	develop products that are understandable and easy to use over the Web;

•	minimize disruptions in our service and other system failures that reduce customer satisfaction; and

•	minimize difficulties that delay or prevent the successful development, introduction and marketing of our Web-based products.

We face competition that may cause price reductions or loss of market share.

      We are subject to highly competitive conditions in all aspects of our business. We compete directly with a broad range of companies offering business information services to customers. Recently, we have faced increased competition from consumer credit companies that offer products that combine consumer information with business information as a tool in helping their customers make credit decisions with respect to small businesses. We also face competition from:

•	the in-house operations of the businesses we seek as customers;

•	other general and specialized credit reporting and other business information services;

•	other information and professional service providers; and

•	credit insurers.

In addition, business information products and services are becoming increasingly available, principally as a result of the expansion of the Internet and as new providers of business information products and services emerge. Weak economic conditions have resulted in customers’ seeking to utilize free or lower-cost information that is available from alternative sources such as the Internet. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins and loss of market share.

Our operations in Europe and in other regions outside the United States are subject to various risks associated with operations in foreign countries.

      Our success depends in part on our various operations outside the United States. Our European segment accounted for 26% of our total revenue in 2002. Our business in Europe is subject to many challenges, the most significant being:

•	we do not have market leadership positions in most European countries, making us particularly susceptible to pricing pressures;

•	our competition is primarily local, and our customers may have greater loyalty to our local competitors;

•	credit insurance is a significant credit risk mitigation tool in many European markets, thus reducing the demand for information-based credit risk mitigation tools, such as those offered by us;

•	in many local markets in Europe, key data elements are generally available from public-sector sources, thus reducing our data collection advantage; and

•	prior to the launch of our Blueprint for Growth strategy in October 2000, our investment decisions were made at the country level and not in a coordinated fashion across the European marketplace. While we have made significant investments to mitigate this situation, we are still faced with uneven data quality in some local European markets.

      Our operating results could also be negatively affected by a variety of other factors affecting our foreign operations, many of which are beyond our control. These factors include currency fluctuations, economic, political or regulatory conditions in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in our non-U.S. business activities generally include, among others:

•	longer accounts receivable payment cycles;

•	the costs and difficulties of managing international operations; and

•	greater difficulty enforcing intellectual property rights.

We may lose key business assets, including loss of data center capacity or the interruption of telecommunications links or power sources.

      Our operations depend on our ability, as well as that of third-party service providers to whom we have outsourced several critical functions, to protect our data centers and related technology against damage from fire, power loss, telecommunications failure or other disasters. The on-line services we provide are dependent on links to telecommunications providers. We believe reasonable precautions are in place to protect our data centers and telecommunications links from events that could interrupt operations. Nonetheless, any damage to our data centers or any failure of our telecommunications links that causes interruptions in operations could materially adversely affect our ability to meet customers’ requirements, which could result in decreased revenue, net income and earnings per share.

We are dependent upon third parties for certain services.

      As part of our Financial Flexibility program, we have outsourced various functions, including certain of our data center operations and certain development functions. If one of the third-party providers were to experience financial or operational difficulties, their services to us may suffer.

Changes in the legislative, regulatory and commercial environments may adversely affect our ability to collect, manage, aggregate and use data.

      Certain data and services we provide are subject to regulation by federal, state and local authorities in the United States, Canada, Europe and certain countries within the Asia Pacific and Latin America regions. In addition, there is increasing awareness and concern among the general public regarding marketing and privacy concerns, particularly as they relate to consumer privacy and the Internet. This concern is likely to result in new laws and regulations. Compliance with existing federal, state and local laws and regulations has not to date seriously affected our business, financial condition or results of operations. Nonetheless, future international, federal, state and local laws and regulations with respect to the collection, management and use of data, and adverse publicity or potential litigation concerning the commercial use of such information, may increasingly affect our operations. This could result in substantial regulatory compliance or litigation expense or a loss of revenue.

Data suppliers might withdraw data from us, leading to our inability to provide products and services.

      We obtain much of the data that we use from third parties, direct contact with businesses through our call centers and by purchasing data from public record sources. We could suffer a material adverse effect if owners of the data we use were to withdraw the data or cease making the data available. Data providers could withdraw their data or cease making it available if there is a competitive reason to do so or if legislation is passed restricting the use of the data. If a substantial number of data providers were to withdraw their data or cease making it available, our ability to provide products and services to our customers could be materially adversely impacted, which could result in decreased revenue, net income and earnings per share.

We rely on annual contract renewals.

      We derive a substantial portion of our revenue from annual customer contracts. If we are unable to renew a significant number of these contracts, our revenue and results of operations would be harmed.

We could be harmed by a failure in the integrity of our database.

      The reliability of our products is dependent upon the integrity of the data in our global database. We have in the past been subject to customer and third-party inquiries, complaints and lawsuits regarding our data, including claims based on theories of negligence and libel. A failure in the integrity of our database could harm us by exposing us to customer or third-party claims or by causing a loss of customer confidence in our products.

Our workforce reductions may adversely affect employee satisfaction and our operations.

      We have reduced our workforce as part of our Financial Flexibility program, and we may continue to reduce our workforce as part of this program in the future. These actions may reduce employee satisfaction, and we may lose employees we would prefer to retain.

We are involved in tax and legal proceedings that could have a material effect on us.

      We are involved in tax and legal proceedings, claims and litigation that arise in the ordinary course of business. As discussed in greater detail under “Item 3. Legal Proceedings” above, certain of these matters could have a material effect on our results of operations, cash flows or financial position.

Acquisitions may disrupt or otherwise have a negative impact on our business.

      As part of our strategy, we may seek to acquire other complementary businesses, products and technologies. We recently completed the acquisition of Hoover’s, Inc. The Hoover’s and other future acquisitions are subject to the following risks:

•	acquisitions may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;

•	we may not be able to integrate successfully the services, content, products and personnel of any acquisition into our operations; and

•	we may not derive the revenue improvements, cost savings and other intended benefits of any acquisition.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

      Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7, on pages 39 to 40 of this Form 10-K.

Item 8.     Financial Statements and Supplementary Data

Index to Financial Statements and Schedules

Page(s)

Report of Independent Accountants	52
Statement of Management Responsibility for Financial Statements	53
Consolidated Financial Statements
At December 31, 2002 and 2001:
Consolidated Balance Sheets	55
For the years ended December 31, 2002, 2001 and 2000:
Consolidated Statements of Operations	54
Consolidated Statements of Cash Flows	56
Consolidated Statements of Shareholders’ Equity	57
Notes to Consolidated Financial Statements	58

Schedules

      Schedules are omitted as not required or inapplicable or because the required information is provided in our consolidated financial statements, including the notes to our consolidated financial statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of The Dun & Bradstreet Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, NY
March 13, 2003

STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of The Dun & Bradstreet Corporation:

      We have prepared and are responsible for the consolidated financial statements and related information that appear on pages 54 to 97. The consolidated financial statements, which include amounts based on the estimates of management, have been prepared in conformity with accounting principles generally accepted in the United States of America. Other financial information in this annual report is consistent with that in the consolidated financial statements.

      We believe that our internal control systems provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities, careful selection and training of qualified financial personnel and a program of internal audits.

      The independent accountants are engaged to conduct an audit of, and render an opinion on, the financial statements in accordance with generally accepted auditing standards. These standards include an assessment of the systems of internal controls and tests of transactions to the extent considered necessary by them to support their opinion.

      The Board of Directors, through its Audit Committee, consisting solely of nonemployee directors, is responsible for reviewing and monitoring our financial reporting and accounting practices. PricewaterhouseCoopers LLP and the internal auditors each have full and free access to the Audit Committee and meet with it regularly, with and without management.

/s/ ALLAN Z. LOREN

Allan Z. Loren
Chairman and Chief Executive Officer

/s/ SARA MATHEW

Sara Mathew
Senior Vice President and Chief Financial Officer

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(Dollar amounts in millions, except per share data)
Operating Revenues	$1,275.6	$1,304.6	$1,415.1

Operating Expenses	392.1	441.2	515.9
Selling and Administrative Expenses	512.5	523.5	546.7
Depreciation and Amortization	84.2	94.5	111.2
Restructuring Expense — Net	30.9	28.8	41.5
Reorganization Costs	—	(7.0)	29.5

Operating Costs	1,019.7	1,081.0	1,244.8

Operating Income	255.9	223.6	170.3

Interest Income	3.0	5.5	3.9
Interest Expense	(19.5)	(16.4)	(8.6)
Minority Interest Expense	—	(5.4)	(22.4)
Other Income (Expense) — Net	(0.2)	46.3	6.0

Non-Operating Income (Expense) — Net	(16.7)	30.0	(21.1)

Income before Provision for Income Taxes	239.2	253.6	149.2
Provision for Income Taxes	94.1	100.2	77.8
Equity in Net Losses of Affiliates	(1.7)	(3.5)	—

Income from Continuing Operations	143.4	149.9	71.4
Income from Discontinued Operations, Net of Income Taxes of $86.2 for 2000	—	—	133.0

Net Income	$143.4	$149.9	$204.4

Basic Earnings per Share of Common Stock:
Continuing Operations	$1.93	$1.89	$.88
Discontinued Operations	—	—	1.64

Basic Earnings per Share of Common Stock	$1.93	$1.89	$2.52

Diluted Earnings per Share of Common Stock:
Continuing Operations	$1.87	$1.84	$.87
Discontinued Operations	—	—	1.62

Diluted Earnings per Share of Common Stock	$1.87	$1.84	$2.49

Weighted Average Number of Shares Outstanding —
Basic	74,511,000	79,391,000	81,001,000

Weighted Average Number of Shares Outstanding —
Diluted	76,874,000	81,510,000	81,994,000

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Dollar amounts in
	millions, except per
	share data)
Assets
Current Assets
Cash and Cash Equivalents	$191.9	$145.3
Accounts Receivable — Net of Allowance of $23.0 in 2002 and $21.0 in 2001	334.9	317.8
Other Current Assets	87.4	117.1

Total Current Assets	614.2	580.2

Non-Current Assets
Property, Plant and Equipment, Net	149.7	158.0
Prepaid Pension Costs	367.3	333.7
Computer Software, Net	69.5	103.6
Goodwill, Net	183.3	139.6
Other Non-Current Assets	143.7	147.5

Total Non-Current Assets	913.5	882.4

Total Assets	$1,527.7	$1,462.6

Current Liabilities
Notes Payable	$0.1	$—
Other Accrued and Current Liabilities	350.9	332.7
Deferred Revenue	367.1	359.5

Total Current Liabilities	718.1	692.2

Pension and Postretirement Benefits	441.5	377.3
Long Term Debt	299.9	299.6
Other Non-Current Liabilities	87.0	111.2

Contingencies (Note 14)

Minority Interest	—	1.3

Shareholders’ Equity
Preferred Stock, $.01 par value per share, authorized — 10,000,000 shares; outstanding — none
Series Common Stock, $.01 par value per share, authorized — 10,000,000 shares; outstanding — none
Common Stock, $.01 par value per share, authorized — 200,000,000 shares; issued — 81,945,520 shares	0.8	0.8
Unearned Compensation Restricted Stock	(0.6)	(1.8)
Capital Surplus	218.7	227.3
Retained Earnings	284.0	140.7
Treasury Stock, at cost, 7,586,604 and 5,067,235 shares for 2002 and 2001, respectively	(240.3)	(148.7)
Cumulative Translation Adjustment	(194.2)	(203.7)
Minimum Pension Liability Adjustment	(87.2)	(33.6)

Total Shareholders’ Equity	(18.8)	(19.0)

Total Liabilities and Shareholders’ Equity	$1,527.7	$1,462.6

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(Dollar amounts in millions)
Cash Flows from Operating Activities:
Net Income	$143.4	$149.9	$204.4
Less:
Net Income from Discontinued Operations	—	—	133.0

Net Income from Continuing Operations	143.4	149.9	71.4
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	84.2	94.5	111.2
Gain from Sale of Businesses	(5.0)	(56.3)	—
Equity Losses in Excess of Dividends Received from Affiliates	1.7	3.5	—
Restructuring Expense, Net and Other Asset Impairments	30.9	46.6	41.5
Decrease (Increase) in Accounts Receivable	2.0	30.7	(26.3)
Net Decrease (Increase) in Other Current Assets	2.2	0.4	(18.1)
Deferred Revenue from RMS Agreement	(7.0)	30.4	—
Deferred Income Taxes	10.2	48.2	18.0
Accrued Income Taxes, Net	59.8	(7.0)	(122.4)
Net (Decrease) Increase in Long Term Liabilities	(15.7)	0.8	(2.6)
Increase in Other Long Term Assets	(23.4)	(61.4)	(46.3)
Net (Decrease) Increase in Deferred Revenue	(8.3)	(8.6)	16.8
Net Decrease in Other Accrued and Current Liabilities	(70.2)	(63.2)	(13.5)
Other	8.3	8.6	1.6

Net Cash Provided by Operating Activities:
Continuing Operations	213.1	217.1	31.3
Discontinued Operations	—	—	(4.1)

Net Cash Provided by Operating Activities:	213.1	217.1	27.2

Cash Flows from Investing Activities:
Cash Proceeds from Sales of Real Estate	21.5	—	—
Cash Proceeds from Sale of Businesses	4.8	118.2	—
Payments for Acquisition of Businesses, Net of Cash Acquired	(21.2)	(34.5)	—
Capital Expenditures	(15.8)	(16.2)	(24.1)
Additions to Computer Software and Other Intangibles	(37.7)	(37.0)	(43.0)
Investments in Unconsolidated Affiliates	(0.9)	(11.3)	(6.0)
Net Cash Used in Investing Activities of Discontinued Operations	—	—	(26.2)
Other	(17.8)	16.0	17.6

Net Cash (Used in) Provided by Investing Activities	(67.1)	35.2	(81.7)

Cash Flows from Financing Activities:
Payment of Dividends	—	—	(89.8)
Payments for Purchase of Treasury Shares	(117.7)	(144.9)	(46.8)
Net Proceeds from Stock Plans	12.1	19.0	37.7
Decrease in Commercial Paper Borrowings	—	(49.5)	(75.2)
Repayment of Minority Interest Obligations	—	(300.0)	—
Increase in Long-Term Borrowings	—	299.6	—
Net Cash Provided by Financing Activities of Discontinued Operations	—	—	195.5
Other	0.9	(1.6)	(2.6)

Net Cash (Used in) Provided by Financing Activities	(104.7)	(177.4)	18.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5.3	0.3	(3.6)

Increase (Decrease) in Cash and Cash Equivalents	46.6	75.2	(39.3)
Cash and Cash Equivalents, Beginning of Year	145.3	70.1	109.4

Cash and Cash Equivalents, End of Year	$191.9	$145.3	$70.1

Supplemental Disclosure of Cash Flow Information:
Cash Paid
Income Taxes, Net of Refunds	$28.3	$49.5	$198.0

Interest Expense	$18.5	$11.1	$8.3

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Years Ended December 31, 2002

	Common	Unearned					Minimum		Compre-
	Stock	Compensation				Cumulative	Pension	Total	hensive
	($.01 Par	Restricted	Capital	Retained	Treasury	Translation	Liability	Shareholders’	Income
	Value)	Stock	Surplus	Earnings	Stock	Adjustment	Adjustment	Equity	(Loss)

	(Dollar amounts in millions, except per share data)
Balance, January 1, 2000	$1.7	$—	$237.3	$(122.0)	$(330.2)	$(180.7)	$(23.2)	$(417.1)

Net Income				204.4				204.4	$204.4
Dividends Declared ($.555 per share)				(60.0)				(60.0)
Common Shares Issued Under Stock Options and Restricted Stock Plan (732,000)			8.8		(2.7)			6.1
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (1,500,111)			(7.4)		48.1			40.7
Treasury Shares Reissued Under Employee Stock Purchase Plan (183,541)				0.1	5.5			5.6
Treasury Shares Acquired (1,908,543)					(46.8)			(46.8)
Unearned Portion of Restricted Stock Awards		(1.9)	2.4					0.5
Stock Dividend to Shareholders of Moody’s				252.5				252.5
Recapitalization	(0.9)			(279.9)	280.8			—
Change in Cumulative Translation Adjustment						(23.0)		(23.0)	(23.0)
Change in Minimum Pension Liability Adjustment							(9.2)	(9.2)	(9.2)
Unrealized Losses on Investments				(0.2)				(0.2)	(0.2)

Total Comprehensive Income									$172.0

Balance, December 31, 2000	0.8	(1.9)	241.1	(5.1)	(45.3)	(203.7)	(32.4)	(46.5)

Net Income				149.9				149.9	$149.9
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (1,429,185)		(1.0)	(13.8)		37.8			23.0
Treasury Shares Reissued Under Employee Stock Purchase Plan (142,673)				(0.5)	3.7			3.2
Treasury Shares Acquired (4,848,473)					(144.9)			(144.9)
Stock Dividend to Shareholders of Moody’s				(3.5)				(3.5)
Unearned Portion of Restricted Stock Awards		1.1						1.1
Change in Minimum Pension Liability Adjustment							(1.2)	(1.2)	(1.2)
Unrealized Losses on Investments				(0.1)				(0.1)	(0.1)

Total Comprehensive Income									$148.6

Balance, December 31, 2001	0.8	(1.8)	227.3	140.7	(148.7)	(203.7)	(33.6)	(19.0)

Net Income				143.4				143.4	$143.4
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (714,937)			(8.6)		22.3			13.7
Treasury Shares Reissued Under Employee Stock Purchase Plan (120,894)					3.8			3.8
Treasury Shares Acquired (3,355,200)					(117.7)			(117.7)
Unearned Portion of Restricted Stock Awards		1.2						1.2
Change in Cumulative Translation Adjustment						9.5		9.5	9.5
Change in Minimum Pension Liability Adjustment							(53.6)	(53.6)	(53.6)
Unrealized Losses on Investments				(0.1)				(0.1)	(0.1)

Total Comprehensive Income									$99.2

Balance, December 31, 2002	$0.8	$(0.6)	$218.7	$284.0	$(240.3)	$(194.2)	$(87.2)	$(18.8)

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollar amounts in millions, except per share data)

Note 1.	Description of Business and Summary of Significant Accounting Policies

      Description of Business. The Dun & Bradstreet Corporation (“D&B” or “we”) provides the information, tools and expertise to help our customers “Decide with Confidence.” We enable customers’ quick access to objective, global information. Customers use Risk Management Solutions to manage credit exposure, Sales & Marketing Solutions to find profitable customers and Supply Management Solutions to manage suppliers effectively. Our E-Business Solutions also offer traditional customers as well as new small-business and other non-traditional customers of D&B Web-based access to, and delivery of, trusted business information.

      Basis of Presentation. The consolidated financial statements include our accounts, as well as those of our subsidiaries, and investments in which we have a controlling interest. Investments in companies over which we have significant influence but not a controlling interest are carried on an equity basis. Investments over which we do not have significant influence are recorded at cost. We periodically review our investments to determine if there has been any impairment judged to be other than temporary. Such impairments are recorded as write-downs in the statement of operations. The effects of all significant intercompany transactions have been eliminated.

      The financial statements of subsidiaries outside the United States and Canada reflect a fiscal year ended November 30 to facilitate timely reporting of our consolidated financial results and financial position.

      The consolidated financial statements have been classified to identify separately the results of operations and cash flows of the Moody’s Corporation as a discontinued operation for 2000. See Note 5 to the consolidated financial statements for further information. Additionally, certain prior-year amounts have been reclassified to conform to the 2002 presentation.

      The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. As discussed throughout this Note 1, we base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

     Significant Accounting Policies

      Revenue Recognition. Our Risk Management Solutions products are generally sold under monthly or annual contracts that enable a customer to purchase D&B information products at prices per an agreed price list, up to the contracted dollar limit. Revenue on these contracts is recognized as products are delivered to the customer based on the per-product price. Any additional products purchased over this limit may be subject to pricing variations and are billed to the customer as products are delivered. If customers do not use the full value of their annual contract and forfeit the unused portion, we recognize the forfeited amount as revenue at contract expiration.

      We have a limited number of annual contracts for large customers at a fixed contract price for which our customers have unlimited use, subject to certain conditions, of the Risk Management Solutions products. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year.

      Revenue related to services provided over the contract term (e.g., monitoring services) is recognized ratably over the contract period, typically one year.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

      For Sales & Marketing Solutions and Supply Management Solutions products, we generally recognize revenue upon delivery of the information file to the customer. For arrangements that include periodic updates to that information file over the contract term, the portion of the revenue related to updates expected to be delivered is deferred and recognized as the updates are delivered, usually on a quarterly or monthly basis. For subscription products that provide continuous access to D&B’s generic marketing information and business reference databases, as well as any access fees or hosting fees related to enabling customers access to D&B information, revenue is recognized ratably over the term of the contract, which is generally one year.

      We have certain product offerings that are sold as multi-element arrangements. The multiple elements may include information files, file updates for certain products, software, and/or services. Revenue for each element is recognized when that element is delivered to the customer based upon the fair value for each element. For offerings that include software that is considered to be more than incidental, we recognize revenue when a non-cancelable license agreement has been signed and the product has been shipped. Maintenance revenues, which consist of fees for ongoing support and software updates, are recognized ratably over the term of the contract, typically one year, when the maintenance for the software is considered significant. When maintenance is insignificant, we recognize the revenue when the agreement is signed and product is shipped.

      Revenues from consulting and training services are recognized as the services are performed.

      Amounts billed in advance are recorded as deferred revenue on the balance sheet and recognized when the product is delivered or service rendered as described above.

      Sales Cancellations & Allowance for Bad Debts. In determining sales cancellation allowances, we analyze historical trends, customer-specific factors, current economic trends and changes in customer demand. With respect to estimating bad debt allowances, we analyze the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends.

      Restructuring Charges. In establishing restructuring reserves in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3 we consider the number of individuals who will be affected by severance programs, the expected date of their termination and the expected cash payments to be made. We recognize the estimated cost and liability associated with employee terminations when:

•	our board of directors has approved a plan, which can be implemented within one year, specifying the number of employees to be terminated, their job classifications or functions, and their location and established termination benefits; and

•	we have communicated benefits to the affected employees.

      In determining lease termination obligations, we consider the expected date of termination and the effect of any sub-lease rental income, if any, for the respective properties. We recognize the cost when management commits to the plan.

      We reassess the expected cost to complete these actions at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.

      See Note 2 for new accounting guidelines.

      Employee Benefit Plans. We offer defined benefit pension plans to substantially all of our employees in our operations in the U.S., United Kingdom and Canada. The plans provide benefits that are based on the employees’ average annual compensation, age and years of service. We also provide various health care and life insurance benefits for our retired employees. We use actuarial assumptions to calculate pension

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

and benefit costs as well as pension assets and liabilities included in our consolidated financial statements. See Note 11.

      Income Taxes. Income taxes are determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. We have established a valuation allowance for deferred tax assets for which realization is not likely. In assessing the valuation allowance, we have considered future taxable income and ongoing prudent and feasible tax planning strategies.

      Legal and Tax Contingencies. We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, we are unable to make a reasonable estimate of a liability, if any. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

      Cash Equivalents. Marketable securities that mature within 90 days of purchase date are considered cash equivalents and are stated at cost, which approximates fair value.

      Marketable Securities and Restricted Assets. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” certain of our marketable securities are classified as “available for sale” and are reported at fair value, with net unrealized gains and losses reported in shareholders’ equity.

      The fair value of current and non-current marketable securities is based on quoted market prices. Realized gains and losses on marketable securities are determined on the specific identification method.

      We have restricted assets of $24.5 million and $32.3 million at December 31, 2002 and 2001, respectively, held in grantor trusts primarily to fund certain pension obligations (see Note 11). These restricted assets consisted of cash of $21.9 million and $26.7 million and “available for sale” marketable debt securities of $2.6 million and $5.6 million at December 31, 2002 and 2001, respectively. Such amounts are included in “Other Non-Current Assets.”

      In addition, at December 31, 2002, we have short-term and long-term “held to maturity” debt securities of $4.5 million and $0.1 million, respectively, which are included in “Other Current Assets” and “Other Non-Current Assets,” respectively. At December 31, 2001, we had long-term “held to maturity” debt securities of $0.1 million. These securities are recorded at cost.

      Property, Plant and Equipment. Property, plant and equipment are depreciated principally using the straight-line method. Buildings are depreciated over a period of 40 years. Equipment is depreciated over a period of three to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

      Computer Software. We account for computer software used in our business in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

Obtained for Internal Use.” In addition, certain computer software costs related to software sold to customers are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” as appropriate. Capitalized computer software costs are amortized over a period of three to five years and are reported at the lower of unamortized cost or net realizable value. We review the valuation of capitalized software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include significant changes in the manner of use of the assets or strategic decisions made relating to future plans for those assets, as well as consideration of future operating results, significant negative industry trends or economic trends.

      Goodwill and Other Intangible Assets. Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. Prior to January 1, 2002, goodwill was amortized on a straight line basis over five to 40 years. Other intangibles, resulting from acquisitions, are being amortized using the straight-line method, over three to 15 years.

      Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives as a charge to earnings. Rather, our goodwill is subject to periodic testing for impairment at the reporting unit level. We consider our operating segments, North America, Europe/ Africa/ Middle East (“Europe”) and Asia Pacific/ Latin America (“APLA”), as our reporting units under the definitions of SFAS No. 142 for consideration of potential impairment of intangible and goodwill balances.

      Upon adoption and periodically, we assess the recoverability of our goodwill at the reporting unit level. We consider our operating segments, North America, Europe and APLA, as our reporting units for these analyses. We estimated the fair value of the reporting unit upon adoption and in our periodic reviews using a revenue multiple. Based on our analyses at the time of adoption and at December 31, 2002, no impairment charges related to goodwill have been recognized.

      The adoption of SFAS No. 142 resulted in a $5.3 million reduction in amortization expense in 2002 compared with 2001, of which approximately $1.6 million is attributable to North America and $3.7 million is attributable to Europe.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

      The pro forma impact of this accounting policy change is outlined in the table below:

	Years Ended December 31,

	2002	2001	2000

Reported Net Income	$143.4	$149.9	$204.4
Add Back: Goodwill Amortization	—	5.3	5.2

Adjusted Net Income	$143.4	$155.2	$209.6

Reported Basic EPS	$1.93	$1.89	$2.52
Add Back: Goodwill Amortization	—	.06	.06

Adjusted Basic EPS	$1.93	$1.95	$2.58

Reported Diluted EPS	$1.87	$1.84	$2.49
Add Back: Goodwill Amortization	—	.06	.06

Adjusted Diluted EPS	$1.87	$1.90	$2.55

      Foreign Currency Translation. For all operations outside the United States where we have designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For these countries, currency translation adjustments are accumulated in a separate component of shareholders’ equity, whereas realized transaction gains and losses are recognized in other income (expense) — net. Transaction losses were less than $0.1 million, $1.6 million and $0.3 million in 2002, 2001 and 2000, respectively.

      Earnings per Share of Common Stock. In accordance with SFAS No. 128, “Earnings per Share” (“EPS”), basic EPS are calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted EPS are calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. The difference between basic and diluted EPS is solely attributable to stock options. We use the Treasury Stock method to calculate the impact of outstanding stock options.

      Stock-Based Compensation. Our stock-based compensation plans are described more fully in Note 12. We account for those plans under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income for our outstanding stock options as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Also, no stock-based compensation cost is reflected in our net income for our Employee Stock Purchase Plan. The cost associated with our restricted stock grants and stock appreciation rights is included in net income.

      On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair-value method of accounting for stock-based employee compensation. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair-value method. We will continue to utilize the intrinsic method of accounting for stock-based compensation as allowed in APB No. 25.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

      SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. In the table below, we have adopted the disclosure provisions of SFAS No. 148, as described above, which are effective for fiscal years ending after December 15, 2002.

	2002	2001	2000

Net Income, as reported	$143.4	$149.9	$204.4
Add: Stock compensation cost included in net income, net of tax benefits	0.7	0.7	0.3
Deduct: Total stock compensation cost under fair-value method for all awards, net of tax benefits	(7.7)	(6.9)	(8.2)

Pro forma Net Income	$136.4	$143.7	$196.5

Basic EPS:
As reported	$1.93	$1.89	$2.52
Pro forma	1.83	1.81	2.43
Diluted EPS:
As reported	$1.87	$1.84	$2.49
Pro forma	1.77	1.76	2.40

      Financial Instruments. We have adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, commencing January 1, 2001. These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value.

      We use foreign exchange forward and option contracts to hedge cross-border intercompany transactions and certain non-U.S. earnings. The gains and losses on these forward and option contracts are marked to market and changes are recorded as income or expense.

      We use interest rate swap agreements to hedge long-term fixed rate debt. When executed, we designate the swaps as fair-value hedges and assess whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. We formally document all relationships between hedging instruments and hedged items, and we have documented policies for our risk management exposures. Changes in derivative fair values marked to market and changes that are designated fair-value hedges are recognized in earnings. The effectiveness of the hedge accounting is monitored on an ongoing basis, and if considered ineffective, we will discontinue hedge accounting prospectively. The adoption of SFAS No. 133 did not have a material impact on our consolidated results of operations and financial position.

Note 2.     Recent Accounting Announcements

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

statements issued for fiscal years beginning after June 15, 2002. We do not expect that the adoption of this statement will have a material impact on our financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As of January 1, 2002, we have adopted the provision of SFAS No. 144. As discussed in Note 3, during 2002, we recognized impairment losses of $10.6 million related to assets being sold or abandoned during the year as a result of actions taken under our Financial Flexibility program.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with restructuring activities, including severance and lease termination obligations. It nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 is in the timing of liability recognition. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, be recognized when the liability is incurred, rather than at the date of a company’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Our adoption of SFAS No. 146 will result in expense recognition over a period of time rather than at one time for the restructuring activities we undertake after December 31, 2002.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN No. 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. Under the provisions of FIN No. 45, we are required to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. In certain circumstances, we issue guarantee letters to certain of our international wholly-owned subsidiaries to satisfy their liabilities should the subsidiary be in a loss position. We do not expect the adoption of FIN No. 45 will have a material impact on our consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and established standards for determining under what circumstances a variable interest entity (“VIE”) should be consolidated with its primary beneficiary. FIN 46 also requires disclosure about VIEs that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We do not expect the adoption of FIN 46 will have a material impact on our consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

      In November 2002, the EITF reached a final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements.” EITF No. 00-21 provides guidance on how arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting, and how the arrangement consideration should be allocated among the separate units of accounting.

      EITF No. 00-21 also requires disclosure of the accounting policy for recognition of revenue from multiple-element arrangements and the description and nature of such arrangements. The guidance of EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, EITF No. 00-21’s guidance may be accounted for and reported as a cumulative-effect adjustment. We are currently assessing the impact on our consolidated financial statements of applying the guidance of EITF No. 00-21 to our multiple-element arrangements.

Note 3.     Impact of Implementation of the Blueprint for Growth Strategy & Other Transactions

Restructuring Charges

      Following our separation from Moody’s in October 2000 (see Note 5), we launched a new business strategy, the Blueprint for Growth. One component of this strategy is a structured process we call “creating Financial Flexibility,” during which we identify activities that will improve our performance, both in terms of cost and quality, as a result of eliminating, consolidating, standardizing, automating and/or outsourcing operations of our business.

      Since the launch of our Blueprint for Growth strategy, we have implemented three phases of Financial Flexibility initiatives. In each of these phases, we have incurred a restructuring charge, which generally consists of employee severance and termination costs, asset write-offs, and/or costs to terminate lease obligations.

      During the second quarter of 2002, we recognized a $30.9 million charge in connection with the third phase of our Financial Flexibility program. The charge included $18.6 million for severance and termination costs related to approximately 1,100 employees, $10.6 million for the write-off of assets that were sold or abandoned (including $9.7 million from the outsourcing action discussed in the following paragraph), and $1.7 million for lease termination obligations.

      As part of this third phase of the Financial Flexibility program, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”). Under the terms of the agreement, approximately 400 D&B employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC. In addition, as part of the agreement, CSC acquired our data center and printmail facility located in Berkeley Heights, New Jersey, and related assets for $10 million, which we considered the fair value for the assets. This resulted in a $9.7 million impairment loss.

      During the second quarter of 2001, we incurred a $32.8 million restructuring charge to re-engineer administrative functions and institute common business practices worldwide, comprised of $20.7 million for severance costs related to approximately 800 employees, $3.2 million for lease termination obligations and $8.9 million for the write-off of assets that were abandoned in the consolidation of offices, primarily in Europe. During 2001, we also reversed $4.0 million of the charge taken in 2000 related to the first phase of our Financial Flexibility program. We determined that severance for 50 people would not be utilized, due to higher than anticipated voluntary attrition ($2.9 million), and that the remaining lease termination obligations would be lower than originally estimated as a result of more favorable market conditions and higher than anticipated sub-lease rent ($1.1 million).

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

      During 2000, we incurred a $41.5 million charge related to the implementation of our first phase of our Financial Flexibility program to globalize administrative functions, streamline data collection and fulfillment, rationalize sales and marketing functions and consolidate and simplify technology functions. The charge included $28.2 million for severance related to approximately 900 employees, $8.8 million for lease termination obligations for office closures in North America and Europe and $4.5 million for the write-off of assets that were abandoned or impaired.

      As of December 31, 2002, we have terminated approximately 2,400 of the 2,700 employees affected under all three phases of the Financial Flexibility program, including the approximately 400 employees who were transitioned to CSC, as mentioned above. By June 30, 2003, approximately 300 additional employees worldwide will be terminated in connection with the third phase. This will bring the total number of employees reduced from the core business as a result of the three phases of this program, since its inception in October 2000, to approximately 2,700, reflecting the elimination of 3,000 positions (including 300 open positions).

      The restructuring reserves and utilization to date were as follows:

	Original	2002
	Charge in	Payments/	Balance at
	Q2 2002	Write-Offs	12/31/2002

2002 (Phase III) Restructuring Charge for:
Severance and Termination	$18.6	$(7.3)	$11.3
Asset Write-Offs	10.6	(10.6)	—
Lease Termination Obligations	1.7	(0.2)	1.5

	$30.9	$(18.1)	$12.8

			2001
		2000	Payments/
	Original	Payments/	Write-offs/	Balance at	2002	Balance at
	Charge	Write-Offs	Adjustments	12/31/2001	Payments	12/31/2002

2001 (Phase II) Restructuring Charge for:
Severance and Termination	$20.7	$—	$(1.5)	$19.2	$(18.0)	$1.2
Asset Write-Offs	8.9	—	(8.9)	—	—	—
Lease Termination Obligations	3.2	—	(1.6)	1.6	(0.6)	1.0

	$32.8	$—	$(12.0)	$20.8	$(18.6)	$2.2

2000 (Phase I) Restructuring Charge for:
Severance and Termination	$28.2	$(0.8)	$(23.0)	$4.4	$(3.9)	$0.5
Asset Write-Offs	4.5	(4.5)	—	—	—	—
Lease Termination Obligations	8.8	—	(4.8)	4.0	(1.3)	2.7

	$41.5	$(5.3)	$(27.8)	$8.4	$(5.2)	$3.2

      We completed all the actions contemplated under the first phase of our Financial Flexibility program as of the end of 2001, completed the actions under the second phase as of June 30, 2002, and will complete the actions under the third phase by June 20, 2003. The remaining reserves for the 2001 and

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

2000 restructuring charges relate to future severance payments for actions already taken for a limited number of former senior executives and for lease termination obligations to be paid in the future.

Other Transactions

      During the fourth quarter of 2001, we had announced our intention to sell our Murray Hill, New Jersey facility and consequently wrote it down to its net realizable value, recognizing a pre-tax impairment loss of $6.5 million at that time. This charge was recorded within Operating Costs. During the second quarter of 2002, we sold this facility and received proceeds of $11.5 million.

      Also, during 2001, we recorded pre-tax charges of $6.2 million resulting from the write-off of capitalized software associated with products and internal-use systems no longer in use ($2.3 million), write-down of customer lists in Europe ($2.0 million), lease and contract termination costs and miscellaneous other costs ($1.9 million). We also recorded within Operating Costs a $1.0 million write-off of assets lost in the World Trade Center attack.

      We recorded a $6.1 million pre-tax write-off of Internet-related investments in the third quarter of 2001. In 2000, we recognized a $10.1 million pre-tax gain with respect to settlement of litigation matters, recorded in non-operating income.

Divestitures

      As part of our Blueprint for Growth strategy, we review our non-core businesses and assets with a view to converting them into cash. This has led to various dispositions over the past two years. We sold our Korean operations during the fourth quarter of 2002 and received proceeds of $3.1 million, consisting of $1.8 million in cash and a note for $1.3 million payable by the purchaser over the 12 months following the closing. We recognized a pre-tax gain of $2.4 million within “Other Income (Expense) — Net.”

      During the third quarter of 2002, we sold a portion of our equity interest in our Singapore operations for $3.0 million, recognizing a pre-tax gain of $2.6 million in “Other Income (Expense) — Net” on this transaction.

      During the second quarter of 2002, we exited Avantrust LLC (“Avantrust”), our joint venture with American International Group, Inc. (“AIG”). As the market opportunity for e-marketplaces originally envisioned for Avantrust did not develop, AIG and D&B agreed that the focus of Avantrust should shift to selling and marketing AIG solutions. We had an ownership share of 41.8%, which had been accounted for under the equity method. As a result of exiting this joint venture, we recorded a $2.9 million pre-tax write-off of the remaining investment in “Other Income (Expense) — Net” in the second quarter of 2002. We recognized, “Equity in Net Losses of Affiliates” of $1.7 million and $3.5 million for the years 2002 and 2001, respectively.

      During the second quarter of 2001, we completed the sale of the operations of our Receivable Management Services (“RMS”) product lines in the U.S., Canada and Hong Kong to the RMS senior management team. Our European RMS operations were sold to Intrum Justitia, B.V. We received $90 million from the sale of the businesses comprising approximately $76 million in cash and a note for approximately $14 million that was paid in the fourth quarter of 2001. We recognized a pre-tax gain on the sale of $36.4 million. Additionally, we entered into a $35 million exclusive contract to provide the buyers with Risk Management Solutions products over five years, which was recorded in deferred revenue when received and is being recognized as revenue ratably over the contract period.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

      During the third quarter of 2001, we completed the sale of a majority stake in our Australia/ New Zealand operations. We received proceeds of $23 million, consisting of $12 million in cash and a note of $11 million. The note was paid in the fourth quarter of 2001. The pre-tax gain was $17.7 million.

      During the fourth quarter of 2001, we sold a major portion of our equity investment in Information Trust Corporation (Proprietary) Limited in South Africa for $6 million in cash. We have an option, exercisable after three years, to sell our remaining shares in this company to the buyer. We recognized a pre-tax gain of $2.2 million.

Note 4.     Acquisitions and Other Investments

      During the third quarter of 2002, we acquired Data House, an Italian provider of commercial and personal real estate information that is used in Italy by banks, notaries, real estate agencies and corporations in business loan decisions, for $22.0 million ($21.2 million, net of cash acquired). The acquisition was funded with cash on hand. We recognized goodwill of $22.6 million in connection with the acquisition. No separately identifiable intangible assets were acquired. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2002 is not material, and as such, pro forma results have not been presented.

      During 2001, we acquired 100% of the issued share capital of iMarket® and Harris InfoSourceTM for a total cost of $34.5 million (net of cash acquired). We recognized goodwill of $27.8 million in connection with these acquisitions. The impact the acquisitions would have had on our results had the acquisitions occurred at the beginning of 2001 is not material, and as such pro-forma results have not been presented.

      In the first quarter of 2003, we acquired Hoover’s, Inc. This acquisition is discussed in Note 18 — Subsequent Events.

Note 5.     Reorganization and Discontinued Operations

      Pursuant to APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” our consolidated financial statements have been classified to reflect as discontinued operations the segment conducted principally by Moody’s Investors Service, Inc. as a result of the 2000 Distribution (as defined below).

2000 Distribution

      On September 30, 2000 (the “2000 Distribution Date”), the company then known as The Dun & Bradstreet Corporation (“D&B2”) separated into two independent, publicly traded companies — The New D&B Corporation (“D&B3” or “we” and also referred to in the consolidated financial statements as D&B) and Moody’s Corporation (“Moody’s”). The separation was accomplished through a tax-free distribution to shareholders of D&B2 (the “2000 Distribution”) of all of the shares of common stock of D&B3. For every two shares of common stock of D&B2 held, shareholders received one share of common stock of D&B3. Following the 2000 Distribution, D&B2 was renamed “Moody’s Corporation” and D&B3 was renamed “The Dun & Bradstreet Corporation.”

      Prior to the 2000 Distribution, D&B2 had completed an internal reorganization to the effect that, at the time of the 2000 Distribution, the business of D&B3 consisted solely of supplying credit, marketing and purchasing information as well as receivables management services (the “D&B Business”), and the business of D&B2 (other than D&B3 and its subsidiaries) consisted solely of the business of providing ratings and related research and risk management services (the “Moody’s Business”).

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

      D&B2 received a ruling letter from the Internal Revenue Service (the “IRS”) on June 15, 2000, to the effect that the receipt by D&B2 shareholders of the common stock of D&B3 in the 2000 Distribution would be tax-free to such stockholders and D&B2 for Federal income tax purposes, except to the extent of cash received in lieu of fractional shares of common stock of D&B3. The 2000 Distribution was effected on September 30, 2000, and resulted in an increase to shareholders’ equity of $256.6 million. During the fourth quarter of 2000, adjustments to the dividend of $4.1 million were recorded as a decrease to shareholders’ equity, primarily as a result of changes in estimates.

      For purposes of, among other things, governing certain ongoing relations between D&B3 and Moody’s as a result of the 2000 Distribution, as well as to allocate certain tax, employee benefit and other liabilities arising prior to the 2000 Distribution, the companies entered into various agreements, including a Distribution Agreement (the “2000 Distribution Agreement”), Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Assignment, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement.

      In general, pursuant to the terms of the 2000 Distribution Agreement, all of the assets of the D&B Business have been allocated to D&B3 and all of the assets of the Moody’s Business have been allocated to Moody’s. The 2000 Distribution Agreement also provided for assumptions of liabilities and cross-indemnities designed to allocate generally, as of September 30, 2000, financial responsibility for:

•	all liabilities arising out of or in connection with the D&B Business to D&B3;

•	all liabilities arising out of or in connection with the Moody’s Business to Moody’s; and

•	substantially all other liabilities as of September 30, 2000, equally between D&B3 and Moody’s. The liabilities so allocated include contingent and other liabilities relating to former businesses of D&B2 and its predecessors and certain prior business transactions, which consist primarily of potential liabilities arising from a legal action initiated by Information Resources, Inc. (“IRI”), or from reviews by tax authorities of D&B2’s global tax planning initiatives, each of which is described in Note 14.

      Pursuant to the terms of a distribution agreement, dated as of June 30, 1998 (the “1998 Distribution Agreement”), between D&B2 and R.H. Donnelley Corporation (then known as “The Dun & Bradstreet Corporation” and herein referred to as “Donnelley/ D&B1”), as a condition to the 2000 Distribution, D&B3 was required to undertake to be jointly and severally liable with Moody’s to Donnelley/ D&B1 for any liabilities arising thereunder. The 2000 Distribution Agreement generally allocates the financial responsibility for liabilities of D&B2 under the 1998 Distribution Agreement equally between D&B3 and Moody’s, except that any such liabilities that relate primarily to the D&B Business are liabilities of D&B3 and any such liabilities that relate primarily to the Moody’s Business are liabilities of Moody’s. Among other things, D&B3 and Moody’s agreed that, as between themselves, they are each responsible for 50% of any payments to be made under the 1998 Distribution Agreement in respect of the action by IRI (as described below in Note 14), including any legal fees and expenses related thereto.

      In connection with the 2000 Distribution, D&B2 borrowed funds to repay in full its commercial paper obligations. In addition, pursuant to the 2000 Distribution Agreement, immediately prior to the 2000 Distribution, a portion of D&B2’s indebtedness (plus certain minority interest obligations) and a portion of D&B2’s cash was allocated to D&B3 in amounts such that, at the time of the 2000 Distribution and before giving effect to the Employee Benefits agreement discussed below and certain other factors, the net indebtedness of D&B3 (plus the minority interest obligations) approximated the net indebtedness of Moody’s. Under the terms of the Employee Benefits Agreement, substantially all unexercised D&B2 stock options have been adjusted as of the 2000 Distribution Date to comprise options to purchase Moody’s

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

common stock and separately exercisable options to purchase common stock of D&B3. In light of, among other things, the numbers of optionees employed by D&B3 and Moody’s, respectively, this adjustment resulted in a substantially greater number of outstanding options to purchase common stock of Moody’s than would be the case if options had been adjusted so as to become solely options to purchase common stock of the optionee’s employer. Due to this fact and the fact that, consistent with past practice, each company is expected to maintain a stock purchase program designed to offset the increased number of shares otherwise attributable to option exercises, we agreed to adjust the net indebtedness of the two companies to compensate Moody’s for the disproportionate amount of its estimated future cash costs in this regard. The final amount of the adjustment to net indebtedness has been reflected in our consolidated balance sheet at December 31, 2000, and was determined on a formula basis dependent upon a variety of factors, including the respective trading prices of Moody’s and D&B3’s common stock at the time of the 2000 Distribution.

      In 2001, we included in operating income a $7.0 million pre-tax reversal of excess reorganization costs incurred in connection with the 2000 Distribution. As a result of the reversal of the $7.0 million accrual, an amount of $3.5 million was recorded in 2001 to shareholders’ equity as an adjustment to the stock dividend made in 2000 to Moody’s and reduced their receivable to D&B3.

      Due to the relative significance of the D&B Business as compared with the Moody’s Business, the 2000 Distribution has been accounted for as a reverse spin-off. As such, the D&B Business has been classified as continuing operations and the Moody’s Business as discontinued operations.

      The net operating results of Moody’s have been reported in the caption “Income from Discontinued Operations” in the consolidated statements of operations. For the year ended December 31, 2000, operating revenues were $441.1 million, income before provision for income taxes was $219.2 million and net income was $133.0 million.

Note 6.	Income Taxes

      Income before provision for income taxes consisted of:

	2002	2001	2000

U.S	$215.2	$230.1	$170.8
Non-U.S	24.0	23.5	(21.6)

Income Before Provision for Income Taxes	$239.2	$253.6	$149.2

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

      The provision (benefit) for income taxes consisted of:

	2002	2001	2000

Current tax provision (benefit):
U.S. Federal	$56.0	$73.6	$43.1
State and Local	8.1	(6.6)	1.5
Non-U.S.	4.2	18.2	13.7

Total Current Tax Provision	68.3	85.2	58.3

Deferred tax provision (benefit):
U.S. Federal	22.9	10.4	28.6
State and Local	1.9	11.4	2.5
Non-U.S.	1.0	(6.8)	(11.6)

Total Deferred Tax Provision	25.8	15.0	19.5

Provision for Income Taxes	$94.1	$100.2	$77.8

      The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes.

	2002	2001	2000

Statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	2.9	1.2	1.8
Non-U.S. taxes	(1.3)	1.0	1.4
Non-recurring reorganization costs	—	—	8.1
Interest	2.1	0.6	5.4
Other	0.6	1.6	0.4

Effective tax rate	39.3%	39.4%	52.1%

      Income taxes paid were approximately $40.9 million, $61.7 million and $219.5 million in 2002, 2001, and 2000, respectively. Income taxes refunded were approximately $12.6 million, $12.2 million and $21.5 million in 2002, 2001 and 2000, respectively.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

      Deferred tax assets (liabilities) are comprised of the following at December 31:

	2002	2001	2000

Deferred Tax Assets:
Operating Losses	$64.4	$78.9	$82.0
Postretirement Benefits	—	6.4	31.1
Minimum Pension Liability	47.7	22.0	21.2
Intangibles	35.6	38.3	43.7
Post-employment Benefits	2.3	2.2	2.4
Restructuring and Reorganization Costs	12.0	20.9	15.4
Bad Debts	5.4	7.2	5.4
Deferred Revenue	12.0	9.4	8.5
Other	0.6	0.8	0.5

Total Deferred Tax Assets	180.0	186.1	210.2
Valuation Allowance	(56.8)	(70.2)	(77.6)

Net Deferred Tax Assets	123.2	115.9	132.6

Deferred Tax Liabilities:
Tax Leasing Transactions	(8.5)	(12.5)	(15.7)
Postretirement Benefits	(12.2)	—	—
Depreciation	(0.2)	(1.0)	(0.3)

Total Deferred Tax Liability	(20.9)	(13.5)	(16.0)

Net Deferred Tax Asset	$102.3	$102.4	$116.6

      We have not provided for U.S. deferred income taxes or foreign withholding taxes on $196.3 million of undistributed earnings of our non-U.S. subsidiaries as of December 31, 2002, since we intend to reinvest these earnings indefinitely. Additionally, we have not determined the tax liability if such earnings were remitted to the U.S. as the determination of such liability is not practicable.

      We have federal, state and local, and foreign tax loss carryforwards, the tax effect of which is $64.4 million for 2002. Approximately $35.5 million of these tax benefits have an indefinite carryforward period. Of the remainder, $4.5 million expire in 2003, and $24.4 million expire at various times between 2004 and 2017.

      We have established a valuation allowance against non-U.S. net operating losses in the amount of $56.8 million, $70.2 million and $77.6 million in 2002, 2001, and 2000, respectively that, in the opinion of management, are more likely than not to expire before we can use them. The decrease in valuation allowance in 2002 and 2001 results from changes in the profitability of certain non U.S. subsidiaries and global tax planning.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

Note 7.	Notes Payable, Indebtedness, and Minority Interest Obligation

      Our borrowings at December 31, 2002 and 2001, including interest rate swaps designated as hedges, are summarized below:

	2002	2001

	Liability (Asset)

Misc	$0.1	$—

Notes Payable — Current	$0.1	$—

Fair value of long-term fixed rate notes	$305.7	$297.3
Fair value of interest rate swaps	(6.0)	2.3
Other	0.2	—

Long Term Debt	$299.9	$299.6

      In the first quarter of 2001, we issued $300 million in principal of notes in a private placement. During the second quarter of 2001, we exchanged these notes for freely tradable notes with identical terms. The notes have a five-year term maturing in March 2006 and bear interest at a fixed annual rate of 6.625%, payable semiannually. We have entered into interest rate swap agreements to hedge a portion of this long-term debt (see Note 8). The weighted average interest rates on the long-term notes including the benefit of the swaps on December 31, 2002 and 2001, were 5.75% and 5.93%, respectively.

Other credit facilities

      At December 31, 2002 and 2001, we had a total of $275 million and $350 million, respectively, of bank credit facilities available at prevailing short-term interest rates, including a 364-day term facility which is renewed annually, and a multi-year term facility which will expire in September 2005. We have not drawn on either facility since their inception nor did we have any borrowings outstanding under either facility at December 31, 2002 and 2001. The $175 million, 364-day revolving credit facility that expired in September 2002 was renewed in September 2002 for $100 million. This 364-day facility was renewed at a lower level because we believe that cash flows generated from operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs, including any payments that may be required in connection with our Financial Flexibility restructuring charges discussed in Note 3, to meet commitments and contract obligations as presented in Note 13 and to settle the legal or tax proceedings discussed in Note 14 to our consolidated financial statements. The facilities require the maintenance of interest coverage and total debt to EBITDA ratios (as defined in the agreement).

      At December 31, 2002 and 2001, certain of our international operations also had non-committed lines of credit of $11.9 million and $13.0 million, respectively. We had no borrowings outstanding under these lines of credit as of December 31, 2002 and 2001. These arrangements have no material commitment fees or compensating balance requirements.

      Interest paid totaled $18.5 million, $11.1 million and $8.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Minority Interest Obligation

      During 1993, we participated in the formation of a limited partnership to invest in various securities, including our own. In April 1997, the partnership raised $300 million of minority interest financing from

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

an unrelated investor. This transaction was assumed by D&B2 in connection with the 1998 Distribution and thereafter by D&B3 in the 2000 Distribution. For financial reporting purposes, the results of operations, assets, liabilities and cash flows of the partnership are included in our consolidated financial statements.

      In the first quarter of 2001, we purchased the unrelated partner’s $300 million interest in the limited partnership using funds generated by the issuance of the five–year, fixed rate notes. Since that date, we have had no third party obligations related to the partnership. The results of operations of the partnership attributable to the minority interest prior to the date of the purchase were included in our consolidated statements of operations as “Minority Interest Expense” for the year ended December 31, 2001.

Note 8.	Financial Instruments with Off-Balance Sheet Risks

      We use short-term foreign exchange forward and option contracts to reduce exposure to fluctuations in foreign exchange rates. We use interest rate swap agreements to manage our exposure to changes in interest rates. We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.

      By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2002 and 2001, in our opinion there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

      Our trade receivables do not represent a significant concentration of credit risk at December 31, 2002 and 2001, due to the fact that we sell to a large number of customers in different geographical locations.

Interest Rate Risk Management

      Our objective in managing exposure to interest rates is to limit the impact of interest rate changes on earnings, cash flows and financial position, and to lower overall borrowing costs. To achieve these objectives, we maintain a policy that floating rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure, we may use fixed rate debt, floating rate debt and/or interest rate swaps.

      In connection with the $300 million, five-year fixed rate note maturing March 2006, we entered into fixed to floating (LIBOR rate indexed) interest rate swap agreements in the third quarter of 2001 with a notional principal amount totaling $100 million, and designated these swaps as fair-value hedges against the long-term fixed rate notes. The arrangement is considered a highly effective hedge, and therefore the accounting for these hedges has no impact on earnings. The changes in the fair value of the hedge and the designated portion of the notes are reflected in our consolidated balance sheet. At December 31, 2002, we had no floating rate debt outstanding.

Foreign Exchange Risk Management

      Our objective in managing exposure to foreign currency fluctuations is to reduce the earnings, cash flow and financial position volatility of our international operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings. We use short-term foreign exchange forward and option contracts to implement our hedging strategies. Typically, these contracts have maturities of six months or less. These contracts are executed

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

with creditworthy institutions and are denominated primarily in the British pound sterling, the euro and the Swedish krona. The gains and losses on these forward contracts are recorded in “Other Income (Expense) — Net” in our consolidated financial statements and are essentially offset by the gains and losses on the underlying foreign currency transactions.

      At December 31, 2002 and 2001, we had approximately $220.8 million and $259.1 million, respectively, of foreign exchange forward contracts outstanding that offset foreign currency denominated intercompany loans. These contracts have various expiration dates within three months. Gains and losses associated with these contracts were $0.8 million and $2.3 million, respectively at December 31, 2002, and $1.2 million and $2.1 million, respectively at December 31, 2001.

Fair Value of Financial Instruments

      At December 31, 2002 and 2001, our financial instruments included cash and cash equivalents (including commercial paper investments), accounts receivable, accounts payable, short-term and long-term borrowings and foreign exchange forward contracts.

      At December 31, 2002 and 2001, the fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair-value disclosures, determined based on third-party quotes from financial institutions, are as follows:

	At December 31, 2002		At December 31, 2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Asset) Liability	(Asset) Liability	(Asset) Liability	(Asset) Liability

Long-term fixed rate note	$305.7	$305.7	$297.3	$297.3

Risk management contracts:
Interest rate swaps (long-term)	(6.0)	(6.0)	2.3	2.3
Foreign exchange forwards (short-term) — net	1.5	1.5	0.9	0.9

	$(4.5)	$(4.5)	$3.2	$3.2

Note 9.     Capital Stock

      The total number of shares of all classes of stock that we have authority to issue under our Certificate of Incorporation is 220,000,000 shares, of which 200,000,000 shares, par value $.01 per share, represent Common Stock (the “Common Stock”); 10,000,000 shares, par value $.01 per share, represent Preferred Stock (the “Preferred Stock”); and 10,000,000 shares, par value $.01 per share, represent Series Common Stock (the “Series Common Stock”). Our board of directors has designated 500,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock, par value $.01 per share. The Preferred Stock and the Series Common Stock can be issued with varying terms, as determined by our board of directors.

      On September 30, 2000, we separated from Moody’s, and 81,213,520 shares of our Common Stock were distributed to the shareholders of D&B2. Since we have been treated as the successor entity for accounting purposes, our historical financial statements reflect the recapitalization in connection with the 2000 Distribution, including the elimination of treasury shares (which shares became treasury shares of Moody’s) and the authorization of our Common Stock, Preferred Stock and Series Common Stock.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

      In connection with our separation from Moody’s, we entered into a Rights Agreement with EquiServe Trust Company, N.A., designed to:

•	minimize the prospects of changes in control that could jeopardize the tax-free nature of the separation by assuring meaningful board of directors’ involvement in any such proposed transaction; and

•	enable us to develop our businesses and foster our long-term growth without disruptions caused by the threat of a change in control not deemed by our board to be in the best interests of shareholders.

Under the Rights Agreement, each share of our Common Stock has a right that trades with the stock until the right becomes exercisable. Each right entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a price of $125 per one one-thousandth of a share, subject to adjustment. The rights will generally not be exercisable until a person or group (an “Acquiring Person”) acquires beneficial ownership of, or commences a tender offer or exchange offer that would result in such person or group having beneficial ownership of, 15% or more of the outstanding Common Stock.

      In the event that any person or group becomes an Acquiring Person, each right will thereafter entitle its holder (other than the Acquiring Person) to receive, upon exercise, that number of shares of our Common Stock having a market value of two times the exercise price.

      In the event that, after a person or group has become an Acquiring Person, we are acquired in a merger or other business combination transaction or 50% or more of our consolidated assets or earning power are sold, each right will entitle its holder (other than the Acquiring Person) to receive, upon exercise, that number of shares of common stock of the person with whom we have engaged in the foregoing transaction (or its parent). Such holder may acquire that number of shares having a market value of two times the exercise price.

      We may redeem the rights, which expire on August 15, 2010, for $.01 per right, under certain circumstances.

      An independent board committee will periodically review the Rights Agreement and other anti-takeover measures to determine whether such measures continue to be in the best interests of our shareholders, and whether modifications to such measures are appropriate. In June 2002, our independent board affairs committee reviewed the measures and determined that they continue to be in shareholders’ best interests.

Note 10.     Reconciliation of Weighted Average Shares

	2002	2001	2000

	(Share data in thousands)
Weighted average number of shares — basic	74,511	79,391	81,001
Dilutive effect of shares issuable under stock option and restricted stock plans	2,309	2,003	849
Adjustment of shares applicable to stock options exercised during the period	54	116	144

Weighted average number of shares — diluted	76,874	81,510	81,994

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

      During the first quarter of 2002, we repurchased 2.5 million shares of our common stock at the prevailing market price, for a total cost of $85.1 million in a privately negotiated block trade. In addition, over the course of the year, we repurchased an additional 855,200 shares for $32.6 million to mitigate the dilutive effect of the shares issued under our employee benefit plans. During 2001, we repurchased 3.2 million shares of outstanding stock at prevailing market prices for a total cost of $100 million and an additional 1.6 million shares for $44.9 million to mitigate the dilutive effect of shares issued under our employee benefit plans. Between January 1, 2000, and September 30, 2000, our predecessor, D&B2, repurchased 125,000 shares for $3.5 million, and during the fourth quarter of 2000, we repurchased 1.8 million shares for $43.3 million to mitigate dilution from employee benefit plan awards.

      Options to purchase 1.6 million, 1.8 million, and 4.4 million shares of our common stock were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock. Our options generally expire 10 years after the initial grant date.

      On September 30, 2000, unexercised D&B2 stock options were adjusted to comprise options to purchase Moody’s common stock and separately exercisable options to purchase our common stock. The value of the replacement awards preserved as closely as possible the value of the awards that existed immediately prior to the 2000 Distribution. The number of shares of Moody’s common stock covered by the adjusted Moody’s stock options is the same number of shares covered by the D&B2 stock options. The number of shares of our common stock covered by the new D&B stock options equals 50% of the number of shares covered by the unexercised D&B2 stock options.

Note 11.     Pension and Postretirement Benefits

      We offer substantially all of our U.S.-based employees coverage in a defined benefit plan called the Dun & Bradstreet Retirement Account (the “U.S. Qualified Plan”). The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranges from 3% to 12.5%, based on age and service. Amounts allocated under the plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. We also maintain supplemental and excess plans in the United States (the “U.S. Non-Qualified Plans”) to provide retirement benefits in excess of levels allowed by the Internal Revenue Code. These plans are unfunded, pay-as-you-go plans. Our employees in Canada and the United Kingdom are also provided retirement benefits through defined benefit plans.

      In addition to providing pension benefits, we provide various health care and life insurance benefits for retired employees. U.S.-based employees who retire with 10 years of vesting service after age 45 are eligible to receive benefits. Postretirement benefit costs and obligations are also determined actuarially.

      Certain of our non-U.S.-based employees receive postretirement benefits through government-sponsored or - administered programs.

Benefit Obligation and Plan Assets

      The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also reconciles the funded status of these obligations to the amounts

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

reflected in our financial statements, and identifies the line items in our consolidated balance sheets where the related assets and liabilities are recorded:

			Postretirement
	Pension Plans		Benefits

	2002	2001	2002	2001

Change in Benefit Obligations
Benefit obligation at January 1	$(1,225.0)	$(1,187.1)	$(219.0)	$(194.6)
Service cost	(14.7)	(13.8)	(1.5)	(1.8)
Interest cost	(86.2)	(84.8)	(16.6)	(14.0)
Benefits paid	86.3	88.4	16.4	19.7
Plan Amendment	(1.2)	(5.4)	—	—
Impact of curtailment gain (loss)	2.9	5.3	(0.1)	(0.6)
Plan participant contributions	—	—	(3.2)	(3.0)
Actuarial gain (loss)	(20.2)	4.7	(26.9)	(24.7)
Assumption change	(96.8)	(30.4)	—	—
Effect of changes in foreign currency exchange rates	(11.1)	(1.9)	—	—

Benefit obligation at December 31	$(1,366.0)	$(1,225.0)	$(250.9)	$(219.0)

Change in Plan Assets
Fair value of plan assets at January 1	$1,315.2	$1,465.7	$—	$—
Actual return on plan assets	(146.0)	(84.0)	—	—
Employer contribution	22.1	23.8	13.2	16.7
Plan participant contributions	—	—	3.2	3.0
Benefits paid	(86.3)	(88.4)	(16.4)	(19.7)
Effect of changes in foreign currency exchange rates	8.7	(1.9)	—	—

Fair value of plan assets at December 31	$1,113.7	$1,315.2	$—	$—

Reconciliation of Funded Status to Total Amount Recognized
Funded status of plan	$(252.3)	$90.2	$(250.9)	$(219.0)
Unrecognized actuarial loss	519.6	116.7	50.0	24.9
Unrecognized prior service cost	22.9	25.1	—	—

Net amount recognized	$290.2	$232.0	$(200.9)	$(194.1)

Amounts recognized in the Consolidated Balance Sheets
Prepaid pension costs	$367.3	$333.7	$—	$—
Accrued pension and postretirement benefits	(229.5)	(175.4)	(200.9)	(194.1)
Intangible assets	17.5	18.1	—	—
Accumulated other comprehensive income	134.9	55.6	—	—

Net amount recognized	$290.2	$232.0	$(200.9)	$(194.1)

      The amount recorded in “Accumulated Other Comprehensive Income,” is included in our Consolidated Statements of Shareholders’ Equity as “Change in Minimum Pension Liability Adjustment,”

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

net of tax. The associated deferred tax assets were $47.7 million and $22.0 million at December 31, 2002 and 2001, respectively. We recorded a “Change in Minimum Pension Liability Adjustment” of $53.6 million and $1.2 million, net of applicable tax, in the years ended December 31, 2002 and 2001, respectively.

      Grantor Trusts are used to fund the U.S. Non-Qualified Plans. At December 31, 2002 and 2001, the balances in these trusts were approximately $24.5 million and $32.3 million, respectively.

          Additional Minimum Pension Liability

      Under SFAS No. 87, we are required to recognize an additional minimum pension liability for pension plans with accumulated benefit obligations in excess of plan assets. At December 31, 2002 and 2001, our unfunded accumulated benefit obligations and the related projected benefit obligations were as follows:

	2002	2001

Accumulated Benefit Obligation	$306.3	$175.4
Fair Value of Plan Asset	76.8	—

Unfunded Accumulated Benefit Obligation	$229.5	$175.4

Projected Benefit Obligation	$329.9	$184.2

      At December 31, 2002, these unfunded accumulated obligations consisted of $195.8 million and $33.7 million related to our U.S. Non-Qualified Plans and U.K. defined benefit plan, respectively. At December 31, 2001, the unfunded accumulated benefit obligation was associated with the U.S. Non-Qualified Plans only.

      The funded status of our U.S. Qualified Plan, the largest among our pension plans, has declined from $278.4 million at December 31, 2001 to $1.3 million at December 31, 2002. The excess of the fair value of plan assets over the related accumulated benefit obligation was $41.5 million at December 31, 2002, compared with $316.1 million at December 31, 2001. If this excess declines such that the plan’s accumulated benefit obligations exceed the fair value of plan assets, we would be required, under SFAS No. 87, to record a minimum pension liability for the deficient amount plus the reversal of the prepaid pension cost, net of applicable deferred taxes. This charge would be recorded as a “Change in Minimum Pension Liability Adjustment,” a component of shareholders’ equity. The prepaid pension cost associated with the U.S. Qualified Plan was $365.1 million at December 31, 2002.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

Net Periodic Pension Costs

      The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations:

	Pension Plans			Postretirement Benefits

	2002	2001	2000	2002	2001	2000

Components of Net Periodic Cost
Service cost	$14.7	$13.8	$19.0	$1.5	$1.8	$2.1
Interest cost	86.2	84.8	86.5	16.6	14.0	14.4
Expected return on plan assets	(142.8)	(136.4)	(130.6)	—	—	—
Amortization of transition obligation (asset)	—	(2.0)	1.8	—	—	—
Amortization of prior service cost	3.2	3.5	3.5	—	—	—
Recognized actuarial loss (gain)	4.7	0.6	(10.4)	1.8	—	—

Net periodic (income) cost	$(34.0)	$(35.7)	$(30.2)	$19.9	$15.8	$16.5

      The following table sets forth the assumptions we used to determine our pension plan and postretirement benefits plan costs and obligations for the years 2002, 2001 and 2000.

				U.S. Postretirement
	U.S. Pension Plans			Benefits

	2002	2001	2000	2002	2001	2000

Assumptions as of December 31
Discount rate	6.50%	7.25%	7.50%	6.50%	7.25%	7.50%
Rate of compensation increase	3.66%	4.41%	4.66%
Expected return on plan assets	9.75%	9.75%	9.75%
Cash balance accumulation conversion rate	4.75%	5.50%	5.75%

      For 2003, we will use a rate of 8.75% as the expected long-term rate of return on plan assets for the U.S. Qualified Plan.

      For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 4.75% in 2009 and remain at that level thereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

	1% Point

	Increase	Decrease

Benefit obligation at end of year	$19.1	$(17.8)
Service cost plus interest cost	1.3	(1.2)

            Profit Participation Plan

      We have a profit participation plan covering substantially all U.S. employees that provides for an employee salary deferral contribution and employer contributions. Employees may contribute up to 16% of their pay. We contribute an amount equal to 50% of employee contributions, up to a maximum of 6% of

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

the employee’s pay. We also make contributions to the plan if certain financial performance objectives are met, based on performance over a one-year period. We recognized expense associated with our employer contributions to the plan of $12.4 million, $11.4 million and $11.7 million in 2002, 2001 and 2000, respectively.

Note 12.     Employee Stock Plans

      Under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (“2000 SIP”) and Non Employee Directors’ Stock Incentive Plan (“2000 DSIP”), we have granted options to certain employees and non-employee directors to purchase shares of our common stock at the market price on the date of the grant. Options granted under the 2000 SIP generally vest in three equal installments, beginning on the third anniversary of the grant. Options granted under the 2000 DSIP generally vest 100% on the first anniversary of the grant. All options expire 10 years from the date of the grant. The 2000 SIP and 2000 DSIP provide for the granting of up to 9.7 million and 0.3 million shares of our common stock, respectively.

      Upon the 2000 Distribution (under the 2000 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards and the 2000 Dun & Bradstreet Corporation Replacement Plan for Certain Directors Holding Dun & Bradstreet Corporation Equity-Based Awards), unexercised D&B2 stock options were amended to comprise options to purchase Moody’s common stock and separately exercisable options to purchase our common stock. The value of the replacement awards preserved as closely as possible the value of the awards that existed immediately prior to the 2000 Distribution. The number of shares of Moody’s common stock covered by the amended Moody’s stock options is the same number of shares covered by the D&B2 stock options. The number of shares of our common stock covered by the new D&B stock options equals 50% of the number of shares covered by the unexercised D&B2 stock options.

      Under The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (“ESPP”), which was effective October 2000, we are authorized to sell up to 1.5 million shares of our common stock to our eligible employees. Under the terms of the ESPP, employees may have up to 10% of their earnings withheld to purchase our common stock. The purchase price of the stock on the date of purchase is 85% of the average high and low sale prices of shares on the New York Stock Exchange on the last trading day of the month. Under the ESPP, we sold 120,894, 142,673 and 30,423 shares to employees in 2002, 2001 and 2000, respectively. Between January 1, 2000 and September 30, 2000, our predecessor, D&B2, sold 153,117 shares to employees under The Dun & Bradstreet Corporation 1998 Employee Stock Purchase Plan.

      We apply APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for grants under the stock option plans or purchases under the ESPP. (See Note 1 for the pro forma effect disclosure under the provision of SFAS No. 123.)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	10/1/00-12/31/00	1/1/00-9/30/00

Expected dividend yield	0%	0%	0%	2.40%
Expected stock volatility	30%	30%	35%	30%
Risk-free interest rate	3.98%	4.52%	5.47%	5.49%
Expected holding period (years)	5.0	4.9	5.0	5.0

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

      Options outstanding at December 31, 2002, were originally granted during the years 1993 through 2002 and are exercisable over periods ending not later than 2012. At December 31, 2002, 2001 and 2000, options for 1,667,013 shares, 2,036,585 shares and 3,215,849 shares of our common stock, respectively, were exercisable, and 4,847,316 shares, 4,813,459 shares and 6,778,907 shares of our common stock, respectively, were available for future grants under the plans.

      Changes in stock options for the three years ended December 31, 2002, are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price($)

Options outstanding at January 1, 2000	16,923,161	26.32
Granted	1,290,770	29.33
Exercised	(1,258,366)	21.34
Surrendered or expired	(1,628,583)	29.82

Options outstanding at September 30, 2000	15,326,982	26.62

Options converted at October 1, 2000	8,425,788	13.31
Granted	3,223,593	23.72
Exercised	(587,948)	10.71
Surrendered or expired	(140,385)	14.98

Options outstanding at December 31, 2000	10,921,048	16.50

Granted	2,560,348	32.76
Exercised	(1,397,775)	10.96
Surrendered or expired	(1,401,923)	18.88

Options outstanding at December 31, 2001	10,681,698	20.81

Granted	478,995	34.92
Exercised	(718,352)	11.67
Surrendered or expired	(750,100)	23.31

Options outstanding at December 31, 2002	9,692,241	21.99

      Options that would have ordinarily been granted in December 2002 were deferred pending a review of our 2003 compensation program, in connection with the development of our 2003 Business Plan. Following approval of the 2003 Business Plan, 1,580,300 options were granted in February 2003 at an exercise price of $34.17.

      The weighted average fair value of options granted during 2002, 2001 and 2000 was $11.82, $11.30 and $9.40, respectively.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

      The following table summarizes information about stock options outstanding at December 31, 2002:

				Stock Options
	Stock Options Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price

$ 9.53 – $17.59	4,598,173	5.3 Years	$14.22	1,610,805	$12.40
$23.72 – $40.33	5,094,068	8.9 Years	$29.01	56,208	$29.77

Total	9,692,241			1,667,013

      The 2000 SIP and 2000 DSIP plans also provide for the granting of stand-alone stock appreciation rights (“SARs”), as well as limited stock appreciation rights (“LSARs”), in tandem with stock options to certain key employees. Upon the 2000 Distribution, the D&B2 SARs and LSARs were adjusted or converted into awards of D&B3. The value of the replacement awards preserved as closely as possible the value of the awards that existed immediately prior to the 2000 Distribution. At December 31, 2002, 3,188,983 LSARs attached to stock options have been granted, which are exercisable only if, and to the extent that, the related option is exercisable, and only upon the occurrence of specified contingent events. At December 31, 2002, 64,257 SARs have been granted and we have recognized the associated expense of approximately $0.2 million, $0.2 million and less than $0.1 million within “Operating Costs” for the years 2002, 2001 and 2000, respectively.

      Upon the 2000 Distribution, restricted stock of D&B2 that had been granted to our key associates was forfeited and replaced with our common stock, preserving the economic value that existed immediately prior to the 2000 Distribution. During 2002, no new awards of restricted stock were granted. During 2001 and 2000, 40,000 shares and 151,390 shares of restricted stock were granted, respectively. There were no forfeitures during 2002, 2001 or 2000. The restrictions on the majority of such shares lapse over a period of three years from the date of the grant, and the cost is charged to compensation expense ratably. We recognized expense associated with the restricted stock of $1.1 million, $1.1 million and $0.5 million in 2002, 2001 and 2000, respectively.

      Under the 1998 Key Employees’ Stock Incentive Plan of our predecessor, D&B2, key employees were granted shares of common stock of D&B2 based on the achievement of two-year revenue growth goals or other key operating objectives, where appropriate. At the end of the performance period, company performance at target yielded the targeted amount of shares, whereas company performance above or below target resulted in larger or smaller share awards, respectively. Awards that were outstanding at the 2000 Distribution were canceled and replaced with new awards, preserving the economic value that existed prior to the 2000 Distribution. We recognized no expense during 2000, as performance targets were not met and awards of this type were no longer granted since then.

Note 13.     Lease Commitments and Contractual Obligations

      Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three years. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable & non-cancelable) were $29.4 million, $41.7 million and $52.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

      In July 2002, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”) under a 10-year agreement, which we may terminate for a fee at any time effective after July 2003 and under certain other conditions. Under the terms of the agreement, CSC will be responsible for the data center operations, technology help desk and network management functions in the United States and in the United Kingdom and for certain application development and maintenance through July 31, 2012. The obligation under the contract is based on our historical and expected future level of usage and volume. If our future volume changes, payments under the contract could vary up or down based on specified formulas. Charges are subject to increases to partially offset inflation. In 2002, we incurred $18.6 million under this contract.

      The following table quantifies our future contractual obligations as discussed above as of December 31, 2002:

	2003	2004	2005	2006	2007	Thereafter	Total

Operating Leases	$30.6	$24.4	$18.5	$16.1	$12.2	$29.8	$131.6
Obligations to Outsourcers	$45.1	$46.0	$47.0	$49.1	$52.1	$268.4	$507.7

Note 14.     Contingencies

      We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

      Based on our review of the latest information available, we believe our ultimate liability in connection with pending tax and legal proceedings, claims and litigation will not have a material effect on our results of operations, cash flows or financial position, with the possible exception of the matters described below.

      In order to understand our exposure to the potential liabilities described below, it is important to understand the relationship between us and Moody’s Corporation, our predecessors and other parties that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

      In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin-off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). In June 1998, D&B1 separated through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/ D&B1”), and a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated through a spin-off into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin-off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s”), and a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” or “D&B”) (the “2000 Distribution”).

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

Tax Matters

      D&B2 and its predecessors entered into global tax planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. The status of Internal Revenue Service reviews of these initiatives is summarized below.

      Pursuant to a series of agreements, IMS and NMR are jointly and severally liable for and must pay one-half, and we and Moody’s are jointly and severally liable for and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the tax matters summarized below (other than the matter summarized below as “Amortization Expense Deductions — 1997-2002,” for which we and Moody’s are solely responsible). D&B2 was contractually obligated to pay, and did pay, the first $137 million in connection with the matter summarized below as “Utilization of Capital Losses — 1989-1990.”

      Under the terms of the 2000 Distribution, we and Moody’s have, between each other, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party’s respective business operations.

Utilization of Capital Losses — 1989-1990

      The IRS completed its review of the utilization of certain capital losses generated during 1989 and 1990 and, on June 26, 2000, issued a formal notice of adjustment. On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. D&B2 paid the IRS approximately $349.3 million of this amount on May 12, 2000, and IMS paid the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. We are continuing to contest, on behalf of Donnelley/ D&B1, the IRS’s formal assessment and would also contest any assessment of amounts in excess of the amounts paid. Donnelley/ D&B1 filed a complaint for a refund in the U.S. District Court on September 21, 2000. The case is expected to go to trial in 2004. We would share responsibility for any additional assessment, and share in any refund obtained, with IMS, NMR and Moody’s, as disclosed above.

      Subsequent to making its 2000 payment to the IRS, IMS sought to obtain partial reimbursement from NMR under the terms of the 1998 Cognizant Distribution. NMR paid IMS less than IMS sought. In 2001, IMS filed an arbitration proceeding against NMR claiming that NMR underpaid to IMS its proper allocation of the above tax payments. Neither Donnelley/ D&B1 nor we are a party to the 1998 Cognizant Distribution. IMS nonetheless sought to include Donnelley/ D&B1 in this arbitration, arguing that if NMR should prevail in its interpretation, then IMS could seek the same interpretation in an alternative claim against Donnelley/ D&B1. In 2002, the arbitration panel ruled that Donnelley/ D&B1 properly belonged as a party to the arbitration. Hearings before the arbitration panel were held in 2002. A decision from the arbitration panel is expected in 2003. If NMR should prevail in the arbitration against IMS and, in turn, IMS should prevail against Donnelley/ D&B1, then we believe that the additional liability to Donnelley/ D&B1 would be approximately $15 million, net of tax benefits. As noted above, under the terms of the 2000 Distribution, Moody’s and we are each responsible for one-half of any amount for which Donnelley/ D&B1 is liable in this matter. We believe that the claim asserted against Donnelley/ D&B1 by IMS is without merit. No amount in respect of this matter has been accrued in our consolidated financial statements.

Royalty Expense Deductions — 1994-1996

      In the second quarter of 2002, we received on behalf of Donnelley/ D&B1 Notices of Proposed Adjustment from the IRS with respect to a partnership transaction entered into in 1993. Specifically, the

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

IRS proposed to disallow certain royalty expense deductions claimed by Donnelley/ D&B1 on its 1994, 1995 and 1996 tax returns. In verbal communications with the IRS later in 2002, the IRS expressed a willingness to withdraw its proposed disallowance of related royalty expense deductions for 1994, but in a February 2003 letter the IRS asserted a position that would disallow a portion of the 1994 royalty expense deduction. The IRS has also indicated its intention to assert penalties for 1995 and 1996.

      We have disagreed with the positions taken by the IRS. However, if the IRS were to issue a formal assessment and prevail, we would share responsibility for the assessment with Moody’s, IMS and NMR, as disclosed above. If the IRS were to issue a formal assessment and we, on behalf of Donnelley/ D&B1, were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, the disputed amounts would need to be paid. We estimate that the disallowance of the 1994 royalty expense deduction would result in a loss of $5 million in tax refunds. We also estimate that the disallowance of the 1995 and 1996 royalty expense deductions would require payment from us of up to $42 million (tax, interest and penalties, net of associated tax benefits).

      In addition, in February 2003, the partnership associated with this transaction received a preliminary notice from the IRS that challenges the tax treatment of certain royalty payments received by the partnership in which Donnelley/ D&B1 was a partner (and which relate to the royalty expense deductions referred to above). The IRS would reallocate certain partnership income to Donnelley/ D&B1, and we would share responsibility for this matter with Moody’s, IMS and NMR, as disclosed above. Our share of this income would require an additional payment from us of $20 million (tax, interest and penalties, net of associated tax benefits). We have disagreed with the position taken by the IRS on behalf of the partnership, in part because this position is inconsistent with the IRS’ position with respect to the royalty expense deduction described above.

Amortization Expense Deductions — 1997-2002

      The IRS has requested documentation with respect to a transaction entered into in 1997 by D&B2 that produces amortization expense deductions. While we believe the deductions are appropriate, the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the assessment were to be challenged by us in U.S. District Court, we estimate that our cash payment to the IRS with respect to deductions claimed to date and including any potential assessment of penalties of $6.5 million, could be up to $46.4 million, or $43 million, net of associated tax benefits. This transaction is scheduled to expire in 2012 and, unless earlier terminated by us, our cash exposure, based on current interest rates and tax rates, would increase at a rate of approximately $2.3 million per quarter (including potential penalties) as future amortization expenses are deducted.

      We have considered the foregoing tax matters and the merits of our legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in these matters. Any payments that would be made for these exposures would be significant to us in the period a cash payment took place.

Legal Proceedings

Information Resources, Inc.

      In July 1996, Information Resources, Inc. (“IRI”), filed a complaint in the U.S. District Court for the Southern District of New York, naming as defendants Donnelley/ D&B1, A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and IMS International, Inc. (a subsidiary of the company then

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley/ D&B1.

      The complaint alleges various violations of United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

      IRI’s complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount.

      In connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley/ D&B1 entered into an Indemnity and Joint Defense Agreement, pursuant to which they agreed to:

•	allocate potential liabilities (“IRI Liabilities”) that may arise out of or in connection with the IRI action; and

•	conduct a joint defense of such action.

In particular, the Indemnity and Joint Defense Agreement provides that:

•	ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities become payable (the “ACN Maximum Amount”); and

•	Donnelley/ D&B1 and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount.

The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to:

•	any plan submitted by such investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion and without requiring stockholder approval; and

•	payment of related fees and expenses.

For these purposes, “viability” means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to:

•	pay its debts as they become due; and

•	finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

      In 2001, ACNielsen merged with VNU N.V. VNU N.V. assumed ACNielsen’s liabilities under the Indemnity and Joint Defense Agreement, and VNU N.V.’s business is to be included for purposes of determining the ACN Maximum Amount.

      Under the terms of the 1998 Distribution, D&B2 assumed all potential liabilities of Donnelley/ D&B1 arising from the IRI action. Under the terms of the 2000 Distribution, we undertook to be jointly and severally liable with Moody’s for D&B2’s obligations to Donnelley/ D&B1 under the 1998 Distribution, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as agreed between each other, we and Moody’s will each be responsible for 50% of any payments to be made with

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

respect to the IRI action under the terms of the 1998 Distribution, including legal fees or expenses related to the IRI action.

      IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

      No trial date has been set, and discovery is ongoing. We are unable to predict at this time the final outcome of the IRI action or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of this matter has been accrued in our consolidated financial statements.

      Additionally, see Note 18 (Subsequent Events) for two matters arising subsequent to the date of these consolidated financial statements.

Note 15.	Segment Information

      The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources. We manage our business on a geographical basis — with three operating segments, North America, Europe/ Africa/ Middle East (“Europe”) and Asia Pacific/ Latin America (“APLA”). Our product lines are Risk Management Solutions, Sales & Marketing Solutions and Supply Management Solutions. We reclassify Receivable Management Services and all other divested businesses as “RMS and Other Divested Businesses” (see Note 3). The accounting policies of our segments are the same as those described in Note 1. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenues. For management reporting purposes, we evaluate business segment performance before restructuring charges, certain other items we do not consider to reflect our underlying business performance and before non-operating income or expenses. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility program, are not allocated to our business segments.

	Year Ended December 31,

	2002	2001	2000

Operating Revenues:
North America	$912.1	$909.8	$967.8
Europe	330.6	340.3	380.7
Asia Pacific/Latin America	32.9	54.5	66.6

Consolidated Total	$1,275.6	$1,304.6	$1,415.1

Operating Income (Loss):
North America	$313.1	$295.8	$287.1
Europe	38.8	23.4	(2.3)
Asia Pacific/Latin America	4.7	(0.1)	(5.2)

Total Divisions	356.6	319.1	279.6
All Other(1)	(100.7)	(95.5)	(109.3)

Consolidated Total	255.9	223.6	170.3
Non-Operating Income (Expense) — Net	(16.7)	30.0	(21.1)

Income before Provision for Income Taxes	$239.2	$253.6	$149.2

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

	Year Ended December 31,

	2002	2001	2000

Depreciation and Amortization:(2)
North America	$57.7	$56.9	$63.1
Europe	22.5	29.8	39.4
Asia Pacific/Latin America	1.4	3.3	4.1

Total Divisions	81.6	90.0	106.6
All Other	2.6	4.5	4.6

Consolidated Total	$84.2	$94.5	$111.2

Capital Expenditures:
North America	$10.6	$10.7	$13.4
Europe	4.6	4.3	7.6
Asia Pacific/Latin America	0.6	0.6	2.2

Total Divisions	15.8	15.6	23.2
All Other	—	0.6	0.9

Consolidated Total	$15.8	$16.2	$24.1

Additions to Computer Software and Other Intangibles:
North America	$29.8	$30.0	$33.2
Europe	7.5	3.7	5.0
Asia Pacific/Latin America	0.2	0.7	1.6

Total Divisions	37.5	34.4	39.8
All Other	0.2	2.6	3.2

Consolidated Total	$37.7	$37.0	$43.0

Assets:
North America	$366.0	$387.7	$437.3
Europe	466.5	447.2	447.5
Asia Pacific/Latin America	26.6	26.5	52.0

Total Divisions	859.1	861.4	936.8
All Other (primarily domestic pensions and taxes)	668.6	601.2	516.4

Consolidated Total	$1,527.7	$1,462.6	$1,453.2

Goodwill:
North America	$51.6	$45.9	$20.9
Europe	131.7	93.7	113.3
Asia Pacific/Latin America	—	—	1.3

Consolidated Total	$183.3	$139.6	$135.5

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

	Year Ended December 31,

	2002	2001	2000

Supplemental Geographic and Product Line Information:
Operating Revenues:
United States	$884.2	$882.0	$938.3
International	391.4	422.6	476.8

Consolidated Total	$1,275.6	$1,304.6	$1,415.1

Long-Lived Assets:
United States	$531.9	$528.5	$478.1
International	270.7	255.9	313.8

Consolidated Total	$802.6	$784.4	$791.9

Product Line Revenues:
North America:
Risk Management Solutions	$594.3	$586.9	$580.5
Sales & Marketing Solutions	289.1	257.1	259.0
Supply Management Solutions	28.7	26.4	28.4

Total North America Core	912.1	870.4	867.9
Receivable Management Services and
Other Divested Businesses	—	39.4	99.9

Total North America	912.1	909.8	967.8

Europe:
Risk Management Solutions	261.5	252.6	265.8
Sales & Marketing Solutions	60.3	67.0	66.8
Supply Management Solutions	8.8	3.3	2.1

Total Europe Core	330.6	322.9	334.7
Receivable Management Services and
Other Divested Businesses	—	17.4	46.0

Total Europe	330.6	340.3	380.7

APLA:
Risk Management Solutions	25.0	24.7	24.8
Sales & Marketing Solutions	7.9	7.4	7.0
Supply Management Solutions	—	—	—

Total APLA Core	32.9	32.1	31.8
Receivable Management Services and
Other Divested Businesses	—	22.4	34.8

Total APLA	32.9	54.5	66.6

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

	Year Ended December 31,

	2002	2001	2000

Consolidated Total:
Risk Management Solutions	880.8	864.2	871.1
Sales & Marketing Solutions	357.3	331.5	332.8
Supply Management Solutions	37.5	29.7	30.5

Consolidated Total Core	1,275.6	1,225.4	1,234.4
Receivable Management Services and Other Divested Businesses	—	79.2	180.7

Consolidated Total	$1,275.6	$1,304.6	$1,415.1

(1)	The following table itemizes “All Other”:

	Year Ended December 31,

	2002	2001	2000

Operating Income (Loss):
Corporate Costs	$(38.4)	$(31.6)	$(35.9)
Transition Costs (Costs to implement our Financial Flexibility program)	(31.4)	(28.4)	(2.4)
Restructuring Expense — Net	(30.9)	(28.8)	(41.5)
Reorganization Costs	—	7.0	(29.5)
Asset Write-offs for World Trade Center Attack	—	(1.0)	—
Other Various Asset Impairments	—	(6.2)	—
Murray Hill Facility Impairment	—	(6.5)	—

Total “All Other”	$(100.7)	$(95.5)	$(109.3)

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software, Goodwill (prior to 2002) and Other Intangibles.

Note 16.	Supplemental Financial Data

      Other Current Assets:

	At December 31,

	2002	2001

Deferred Taxes	$20.4	$36.6
Prepaid Expenses	12.9	9.6
Tax Refund Receivable	48.3	58.1
Assets Held for Sale(1)	—	11.5
Other	5.8	1.3

	$87.4	$117.1

(1)	See Note 3 to the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

Other Accrued and Current Liabilities:

	At December 31,

	2002	2001

Accounts Payable	$47.4	$43.1
Accrued Payroll	102.2	101.9
Accrued Income Taxes	49.3	—
Restructuring Accruals	18.2	29.2
Other Accrued Liabilities	133.8	158.5

	$350.9	$332.7

Property, Plant and Equipment — Net, carried at cost:

	At December 31,

	2002	2001

Land	$21.2	$24.8
Buildings	125.9	148.3
Machinery and Equipment	236.4	301.2

	383.5	474.3
Less: Assets Held For Sale(2)	—	11.5
Less: Accumulated Depreciation	241.8	310.5

	141.7	152.3
Leasehold Improvements, less:
Accumulated Amortization of $17.9 and $27.3	8.0	5.7

	$149.7	$158.0

(2)	See Note 3 to the consolidated financial statements.

Other Income (Expense) — Net:

	2002	2001	2000

Other Expense — Net	$(2.3)	$(3.9)	$(4.1)
Gains on Sale of Businesses(3)	5.0	56.3	—
Write-off of Investments(3)	(2.9)	(6.1)	—
Litigation Gain(3)	—	—	10.1

	$(0.2)	$46.3	$6.0

(3) See Note 3 to the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

Computer Software and Goodwill:

	Computer
	Software	Goodwill

January 1, 2001	$131.3	$135.5
Additions at cost	36.5	—
Amortization	(57.4)	(5.3)
Disposals	(1.5)	(15.3)
Acquisitions	—	27.8
Other(4)	(5.3)	(3.1)

December 31, 2001	103.6	139.6
Additions at cost	37.6	—
Amortization	(63.3)	—
Disposals	(8.9)	—
Acquisitions	0.4	22.6
Other(4)	0.1	21.1

December 31, 2002	$69.5	$183.3

(4)	Impact of foreign currency fluctuations.

Other Intangibles:

	Customer	Trademarks,
	Lists	Patents and Other	Total

January 1, 2001	$9.7	$1.6	$11.3
Additions at cost	2.9	0.5	3.4
Amortization	(1.5)	(1.1)	(2.6)
Disposals	(1.9)	(0.8)	(2.7)

December 31, 2001	9.2	0.2	9.4
Additions at cost	—	0.2	0.2
Amortization	(0.9)	(1.0)	(1.9)
Other(5)	(0.7)	0.7	—

December 31, 2002	$7.6	$0.1	$7.7

(5)	Impact of foreign currency fluctuations.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

Allowance for Doubtful Accounts:

January 1, 2001	$19.5
Additions charged to costs and expenses	13.3
Write-offs	(11.8)

December 31, 2001	21.0
Additions charged to costs and expenses	15.3
Write-offs	(13.3)

December 31, 2002	$23.0

Note 17.     Quarterly Financial Data (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

2002
Operating Revenues:
North America	$239.7	$215.2	$212.2	$245.0	$912.1
Europe	67.3	81.8	79.1	102.4	330.6
APLA	7.7	8.9	7.6	8.7	32.9

Consolidated Operating Revenues	$314.7	$305.9	$298.9	$356.1	$1,275.6

Operating Income (Loss):
North America	$80.2	$66.0	$67.6	$99.3	$313.1
Europe	(3.3)	11.4	6.6	24.1	38.8
APLA	(0.7)	2.7	1.2	1.5	4.7

Total Divisions	76.2	80.1	75.4	124.9	356.6
All Other(1)	(17.2)	(49.3)	(16.6)	(17.6)	(100.7)

Consolidated Operating Income	$59.0	$30.8	$58.8	$107.3	$255.9

Net Income	$33.5	$10.9	$34.7	$64.3	$143.4

Basic Earnings per Share of Common Stock(2)	$.45	$.15	$.47	$.86	$1.93

Diluted Earnings per Share of Common Stock(2)	$.43	$.14	$.45	$.84	$1.87

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

2001
Operating Revenues:
North America	$257.6	$219.7	$202.6	$229.9	$909.8
Europe	80.5	87.5	74.7	97.6	340.3
APLA	14.0	15.6	15.3	9.6	54.5

Consolidated Operating Revenues	$352.1	$322.8	$292.6	$337.1	$1,304.6

Operating Income (Loss):
North America	$79.1	$65.1	$63.8	$87.8	$295.8
Europe	(7.2)	5.0	4.9	20.7	23.4
APLA	(3.3)	1.5	2.0	(0.3)	(0.1)

Total Divisions	68.6	71.6	70.7	108.2	319.1
All Other(1)	(15.8)	(38.5)	(15.0)	(26.2)	(95.5)

Consolidated Operating Income	$52.8	$33.1	$55.7	$82.0	$223.6

Net Income	$27.5	$38.1	$30.4	$53.9	$149.9

Basic Earnings per Share of Common Stock(2)	$.34	$.47	$.38	$.69	$1.89

Diluted Earnings per Share of Common Stock(2)	$.33	$.46	$.37	$.67	$1.84

(1)	The following table itemizes the components of the “All Other” category of Operating Income (Loss) (see Notes 3 and 5 to the consolidated financial statements):

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

Operating Income (Loss):
2002:
Restructuring Expense	$—	$(30.9)	$—	$—	$(30.9)
Corporate Costs	(9.8)	(9.1)	(8.0)	(11.5)	(38.4)
Transition Costs (Costs to implement our Financial Flexibility program)	(7.4)	(9.3)	(8.6)	(6.1)	(31.4)

Total	$(17.2)	$(49.3)	$(16.6)	$(17.6)	$(100.7)

2001:
Restructuring Expense — Net	$—	$(28.8)	$—	$—	$(28.8)
Reorganization Costs	—	7.0	—	—	7.0
Asset Write-offs for World Trade Center Attack	—	—	(1.0)	—	(1.0)
Other Various Asset Impairments	—	—	—	(6.2)	(6.2)
Murray Hill Facility Impairment	—	—	—	(6.5)	(6.5)
Corporate Costs	(8.6)	(8.2)	(8.0)	(6.8)	(31.6)
Transition Costs (Costs to implement our Financial Flexibility program)	(7.2)	(8.5)	(6.0)	(6.7)	(28.4)

Total	$(15.8)	$(38.5)	$(15.0)	$(26.2)	$(95.5)

(2)	The number of weighted average shares outstanding changes as common shares are issued for employee plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

Note 18.     Subsequent Events (Unaudited)

Hoover’s Acquisition

      In March 2003, we acquired all of the outstanding shares of Hoover’s, Inc., with cash on hand. Hoover’s provides industry and market intelligence on public and private companies, primarily to sales, marketing and business development professionals. The transaction was valued at $7.00 per share in cash, for a total of approximately $119 million, or $81 million, net of Hoover’s cash and short-term investments at the time of the transaction’s closing.

      Certain shareholders of Hoover’s, representing approximately 1.4 million of the shares outstanding, have notified Hoover’s that they may seek to exercise their appraisal rights with respect to their shareholdings. In an appraisal proceeding, a Delaware court will determine the “fair value” of the Hoover’s shares and require us to pay that amount as the purchase price for the shares subject to the appraisal proceeding. The “fair value,” as determined by the Delaware court, may be more or less than the $7.00 per share paid to other Hoover’s shareholders pursuant to the merger agreement. We cannot predict the outcome of any such appraisal proceeding.

Hoover’s — Initial Public Offering (Litigation)

      On November 15, 2001, a putative shareholder class action lawsuit was filed against Hoover’s, certain of its current and former officers and directors, and one of the investment banks that was an underwriter of Hoover’s July 1999 initial public offering. The lawsuit was filed in the United States District Court for the Southern District of New York and purports to be a class action filed on behalf of purchasers of the stock of Hoover’s during the period from July 20, 1999, through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Hoover’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs allege that the Prospectus for Hoover’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. Hoover’s intends to vigorously defend the action. The action is being coordinated with more than 300 other nearly identical actions filed against other companies.

Pension Plan (Litigation)

      In March 2003, a lawsuit seeking class action status was filed against us in federal court in Connecticut on behalf of 46 specified former employees, as well as (i) current D&B employees who are participants in The Dun & Bradstreet Corporation Retirement Account and were previously participants in its predecessor plan, The Dun & Bradstreet Master Retirement Plan, (ii) current employees of Receivable Management Services Corporation (“RMSC”) who are participants in The Dun & Bradstreet Corporation Retirement Account and were previously participants in its predecessor plan, The Dun & Bradstreet Master Retirement Plan, (iii) former D&B or RMSC employees who received a deferred vested retirement benefit under either The Dun & Bradstreet Corporation Retirement Account or The Dun & Bradstreet Master Retirement Plan. The complaint estimates that the proposed class covers over 5,000 individuals.

      There are three counts in the complaint: Count 1 claims a violation of ERISA in that our sale of the Receivable Management Services business to RMSC and the resulting termination of our employees involved constituted a prohibited discharge of the plaintiffs and/or discrimination against the plaintiffs for the “intentional purpose of interfering with their employment and/or attainment of employee benefit rights which they might otherwise have attained.” Count 2 claims that the plaintiffs were materially harmed by

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollar amounts in millions, except per share data)

our alleged violation of ERISA’s requirements that a summary plan description reasonably apprise participants and beneficiaries of their rights and obligations under the plans and that, therefore, undisclosed plan provisions (in this case, the actuarial deduction beneficiaries incur when they leave D&B before age 55) cannot be enforced against them. Count 3 claims that the 6 3/5% interest rate used to actuarially reduce early retirement benefits is unreasonable and, therefore, results in a prohibited forfeiture of benefits under ERISA.

      The plaintiffs seek equitable relief in the form of either reinstatement of employment with D&B or restoration of employee benefits (including stock options); invalidation of the plan rate of 6 3/5% used to actuarially reduce former employees’ early retirement benefits; attorneys’ fees and such other relief as the court may deem just.

      We are unable to predict at this time the final outcome of this lawsuit or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position.

FF4 Announcement

      In January 2003, we announced the fourth phase of our Financial Flexibility program. The actions associated with this phase, which will be implemented during the first half of 2003, include continuing to streamline sales and marketing functions, consolidate data operations and reallocate technology spending to products with greater growth potential.

      Under this phase, approximately 550 people worldwide are expected to have their positions eliminated by July 2003. As a result, we expect to incur restructuring charges recognized in accordance with SFAS No. 146 in 2003 totaling approximately $16 million pre-tax, for severance and termination costs associated with this series of initiatives.

      We are currently in negotiations to sell our High Wycombe, England, building. We intend to continue operations from a portion of the building for a multi-year period after the sale. Upon the completion of the sale, expected in July 2003, we expect to recognize a pre-tax loss of approximately $13 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant*

Item 11.	Executive Compensation*

Item 12.	Security Ownership of Certain Beneficial Owners and Management*

      The following table provides information as of December 31, 2002, regarding shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

	(A)	(B)	(C)

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))

Equity compensation plans approved by security holders(1)	9,714,858 (2)	$21.94	6,053,326 (3)

(1)	This table includes information for two equity compensation plans adopted in connection with our separation from Moody’s. As of December 31, 2002, a total of 4,602,174 shares of D&B common stock were issuable upon exercise of outstanding options and other rights under those two plans. The weighted average exercise price of those outstanding options and other rights is $14.21 per share. No additional options or other rights may be granted under those two plans.

(2)	Includes options for 9,692,241 shares of D&B common stock, restricted stock units for 18,616 shares of D&B common stock and deferred performance shares for 4,001 shares of D&B common stock.

(3)	Includes shares available for future purchases under our 2000 Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2002, an aggregate of 1,206,010 shares of D&B common stock were available for purchase under the ESPP.

Item 13.	Certain Relationships and Related Transactions*

      *Information regarding our equity compensation plans is set forth under Item 12. Information relating to our executive officers is set forth in Part I of this Form 10-K. All other information called for by Items 10-13 will be contained in our definitive proxy statement for use in connection with our annual meeting of shareholders scheduled to be held on May 22, 2003. Such information is incorporated into this Form 10-K by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 14.	Controls and Procedures

Evaluation of Disclosure Controls and Internal Controls

      Within the 90 days prior to the filing date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including our chairman and chief executive officer (“CEO”) and chief financial officer (“CFO”).

      Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

      Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls and procedures for financial reporting (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within D&B have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. As design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

      Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to D&B during the period when our periodic reports are being prepared.

      In accordance with SEC requirements, our CEO and CFO note that, since the date of the Controls Evaluation to the filing date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) List of documents filed as part of this report.

(1) Financial Statements.

See Index to Financial Statements and Schedules in Part II, Item 8 on page 51 of this Form 10-K.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

See Index to Exhibits on pages 104 to 107 of this Form 10-K.

      (b) Reports on Form 8-K.

      During the last quarter of our fiscal year ended December 31, 2002, we filed two reports on Form 8-K. We filed a Current Report on Form 8-K on November 6, 2002, covering Item 9 (Regulation FD Disclosure). This Form 8-K included certifications of our chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. We also filed a Current Report on Form 8-K on December 5, 2002, covering Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). This Form 8-K included the press release announcing our agreement to acquire Hoover’s, Inc.

      Since the end of our fiscal year ended December 31, 2002, we have filed two reports on Form 8-K. We filed a Current Report on Form 8-K on February 6, 2002, covering Item 5 (Other Events and Required FD Disclosure), Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure). This Form 8-K announced our plans to restate certain of our financial information and included the press release announcing our financial results for the fourth quarter and full year ended December 31, 2002. We filed a Current Report on Form 8-K on March 19, 2003, covering Item 9 (Regulation FD Disclosure). This Form 8-K included certifications of our chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

      (c) Exhibits.

      See Index to Exhibits on pages 104 to 107 of this Form 10-K.

      (d) Financial Statement Schedules.

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

THE DUN & BRADSTREET CORPORATION
(Registrant)

By:	/s/ ALLAN Z. LOREN

Allan Z. Loren
Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 28, 2003.

/s/ ALLAN Z. LOREN Allan Z. Loren	Director and Chairman and Chief Executive Officer (principal executive officer)

/s/ SARA MATHEW Sara Mathew	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ MARY JANE RAYMOND Mary Jane Raymond	Vice President and Corporate Controller (principal accounting officer)

/s/ STEVEN W. ALESIO Steven W. Alesio	Director and President and Chief Operating Officer

/s/ JOHN W. ALDEN John W. Alden	Director

/s/ RONALD L. KUEHN, JR. Ronald L. Kuehn, Jr.	Director

/s/ VICTOR A. PELSON Victor A. Pelson	Director

/s/ SANDRA E. PETERSON Sandra E. Peterson	Director

/s/ MICHAEL R. QUINLAN Michael R. Quinlan	Director

/s/ FREDERIC V. SALERNO Frederic V. Salerno	Director

/s/ NAOMI O. SELIGMAN Naomi O. Seligman	Director

CERTIFICATION OF THE CHAIRMAN AND CHIEF EXECUTIVE OFFICER

I, Allan Z. Loren, certify that:

1.	I have reviewed this annual report on Form 10-K of The Dun and Bradstreet Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ ALLAN Z. LOREN ------------------------------------- Allan Z. Loren Chairman and Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Sara Mathew, certify that:

1.	I have reviewed this annual report on Form 10-K of The Dun and Bradstreet Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ SARA MATHEW ------------------------------------- Sara Mathew Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Regulation
S-K
Exhibit
Number

3. Articles of Incorporation and By-laws
1	Restated Certificate of Incorporation of the Registrant, as amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10, file number 1-15967, filed June 27, 2000).
4. Instruments Defining the Rights of Security Holders, Including Indentures
1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, file number 1-15967, filed September 11, 2000).
2	Rights Agreement, dated as of August 15, 2000, between the Registrant (f.k.a. The New D&B Corporation) and EquiServe Trust Company, N.A., as Rights Agent, which includes the Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A thereto, the Form of Right Certificate as Exhibit B thereto and the Summary of Rights to Purchase Preferred Shares as Exhibit C thereto (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, file number 1-15967, filed September 15, 2000).
3	Five Year Credit Agreement, dated as of September 11, 2000, among the Registrant (f.k.a. The New D&B Corporation), The Chase Manhattan Bank, Citibank, N.A. and the Bank of New York (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
4	364-Day Credit Agreement, dated as of September 7, 2001, among the Registrant, The Chase Manhattan Bank, Citibank, N.A. and The Bank of New York (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed October 29, 2001).
5	Indenture dated as of March 22, 2001, by and between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 15, 2001).
6	Forms of 6.625% Senior Notes due 2006 (incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 15, 2001).
7	Amended and Restated Credit Agreement dated as of September 6, 2002, among the Registrant, JPMorgan Chase Bank, Citibank, N.A., Bank of Tokyo -Mitsubishi Trust Company, the Bank of New York and the Northern Trust Company (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2002).
10. Material Contracts
1	Distribution Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
2	Tax Allocation Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
3	Employee Benefits Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).

Regulation
S-K
Exhibit
Number

4	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
5	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to R.H. Donnelley Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
6	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).
7	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).
8	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).
9	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).
10	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).
11	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).
12	Indemnity and Joint Defense Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit l0(aa) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).
13	Amended and Restated Agreement of Limited Partnership of D&B Investors L.P., dated April 1, 1997 (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).
14	D&B Guaranty, dated as of April 1, 1997, given by The Dun & Bradstreet Corporation in favor of Utrecht-America Finance Co. and Leiden Inc. (as assumed by the Registrant) (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
15†	The Dun & Bradstreet Executive Transition Plan (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000) (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

Regulation
S-K
Exhibit
Number

16	†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
17	†	Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form l0-Q, file number 1-15967, filed November 14, 2000).
18	†	Supplemental Executive Benefit Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
19	†	Profit Participation Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
20	†	Employment Agreement, dated May 15, 2000, by and between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and Allan Z. Loren (as assumed by the Registrant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10/A-3, file number 1-15967, filed September 14, 2000).
21	†	The Dun & Bradstreet Career Transition Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 4, 2002).
22	†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
23	†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
24	†	The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (as amended and restated June 20, 2001) (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 1, 2001).
25	†	2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).
26	†	The Dun & Bradstreet Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as assumed by the Registrant) (incorporated by reference to Exhibit 10.18 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed October 20, 1999).
27	†	Form of Limited Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.25 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998).
28	†	The Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).
29	†	The Dun & Bradstreet Corporation Cash Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).
30	†	Form of Detrimental Conduct Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 4, 2002).
31	†	Amendment to Employment Agreement, dated February 2002, by and between Allen Z. Loren and the Registrant (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 4, 2002).

Regulation
S-K
Exhibit
Number

32	†	Key Employees’ Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 6, 2002).
33	†	Letter Agreement dated March 20, 2002, between the Registrant and Steven W. Alesio (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 6, 2002).
34		Technology Services Agreement between the Registrant and Computer Sciences Corporation, dated June 27, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 13, 2002).
35	†	Employment Agreement dated July 8, 2002, by and between Steven W. Alesio and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 13, 2002).
36*	†	The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan.
21. Subsidiaries of the Registrant
1*		List of Active Subsidiaries as of January 31, 2003.
23. Consents of Experts and Counsel
1*		Consent of PricewaterhouseCoopers LLP.
99. Additional Exhibits
1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Represents a management contract or compensatory plan.