Form 10-Q
period 2003-03-31
DUN & BRADSTREET CORP/NW
filed 2003-05-14
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                -----------------       ----------------

                        Commission file number 001-15967


                        THE DUN & BRADSTREET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   22-3725387
----------------------------------      ---------------------------------------
----------------------------------      ---------------------------------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)

 103 JFK Parkway, Short Hills, NJ                                    07078
-----------------------------------------------------------    -----------------
-----------------------------------------------------------    -----------------
 (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code              (973) 921-5500
                                                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is on accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Title of Class                                          Shares Outstanding
    Common Stock,                                           at March 31, 2003
par value $0.01 per share                                       74,450,599





                                                        THE DUN & BRADSTREET CORPORATION

                                                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                                                   PAGE
-----------------------------                                                                   ----

Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three Months Ended March 31, 2003 and 2002                                                 3

Consolidated Balance Sheets
      March 31, 2003 (Unaudited)  and December 31, 2002                                          4

Consolidated Statements of Cash Flows (Unaudited)
      Three Months Ended March 31, 2003 and 2002                                                 5

Notes to Consolidated Financial Statements (Unaudited)                                          6-18

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                19-30

Item 3. Quantitative and Qualitative Disclosures About Market Risk                               31

Item 4. Controls and Procedures                                                                31-32

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                        33

Item 6. Exhibits and Reports on Form 8-K                                                         33

SIGNATURES                                                                                     34-36
----------



The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
Amounts in millions, except per share data

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       2003               2002
                                                                                       ----          -    ----
Revenue                                                                              $    314.7          $    314.7

Operating Expenses                                                                        106.1               108.8
Selling and Administrative Expenses                                                       125.9               127.4
Depreciation and Amortization                                                              16.2                19.5
Restructuring Charge                                                                       10.9                  -
                                                                                          ------              ------
Operating Costs                                                                           259.1               255.7
                                                                                          ------              ------
Operating Income                                                                           55.6                59.0
                                                                                          ------              ------
Interest Income                                                                             0.8                 0.7
Interest Expense                                                                           (4.5)               (5.0)
Other Income (Expense) - Net                                                                6.8                (0.3)
                                                                                          ------              ------
Non-Operating Income (Expense) - Net                                                        3.1                (4.6)
                                                                                          ------
Income Before Provision for Income Taxes                                                   58.7                54.4
Provision for Income Tax                                                                   21.6                20.4
Equity in Net Losses of Affiliates                                                           -                 (0.5)
                                                                                           -----               ------
Net Income                                                                            $    37.1           $     33.5
                                                                                      ==========          ==========
Basic Earnings per Share of Common Stock                                              $    0.50           $     0.45
                                                                                      ==========          ==========
Diluted Earnings per Share of Common Stock                                            $    0.48           $     0.43
                                                                                      ==========          ==========

Weighted Average Number of Shares Outstanding - Basic                                  74,448,000         74,986,000
Weighted Average Number of Shares Outstanding - Diluted                                76,707,000         77,884,000

The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets
Amounts in millions, except per share data

                                                                                    (Unaudited)
                                                                                      March 31,       December 31,
                                                                                          2003              2002
                                                                                          ----              ----
Assets
Current Assets
Cash and Cash Equivalents                                                            $   149.3         $    191.9
Accounts Receivable, Net of Allowance of $22.4 at March 31, 2003 and $23.0
    at December 31, 2002                                                                  321.1             334.9
Other Receivables                                                                          46.1              48.3
Other Current Assets                                                                       36.1              39.1
                                                                                     -----------       -----------
     Total Current Assets                                                                 552.6             614.2
                                                                                     ----------        ----------
Non-Current Assets
Property, Plant and Equipment, Net                                                        152.1             149.7
Prepaid Pension Costs                                                                     379.7             367.3
Computer Software, Net                                                                     61.0              69.5
Goodwill, Net                                                                             259.5             183.3
Deferred Income Taxes                                                                      92.3              81.9
Other Non-Current Assets                                                                   85.2              61.8
                                                                                     -----------       -----------
     Total Non-Current Assets                                                           1,029.8             913.5
                                                                                     ----------         ----------
Total Assets                                                                           $1,582.4          $1,527.7
                                                                                       ========          =========
Current Liabilities
Accounts and Notes Payable                                                           $     32.9        $     47.5
Accrued Payroll                                                                            64.8             102.2
Accrued Income Tax                                                                         49.3              49.3
Other Accrued and Current Liabilities                                                     167.2             152.0
Deferred Revenue                                                                          424.2             367.1
                                                                                     ----------        ----------
     Total Current Liabilities                                                            738.4             718.1
                                                                                     ----------        ----------
Pension and Postretirement Benefits                                                       443.7             441.5
Long Term Debt                                                                            299.8             299.9
Other Non-Current Liabilities                                                              86.1              87.0

Contingencies (Note 7)

Shareholder's Equity
Preferred Stock, $0.01 par value per share, authorized -
    10,000,000 shares; outstanding - none
Series Common Stock, $0.01 par value per share, authorized - 10,000,000 shares;
    outstanding - none
Common Stock, $0.01 par value per share, authorized - 200,000,000 shares; issued
    - 81,945,520                                                                             0.8              0.8
Unearned Compensation Restricted Stock                                                      (4.6)            (0.6)
Capital Surplus                                                                            215.0            218.7
Retained Earnings                                                                          321.0            284.0
Treasury Stock, at cost, 7,494,921 and 7,586,604 shares at March 31, 2003 and
    December 31, 2002, respectively                                                       (238.0)          (240.3)
Cumulative Translation Adjustment                                                         (192.6)          (194.2)
Minimum Pension Liability Adjustment                                                       (87.2)           (87.2)
                                                                                     ------------      -----------
Total Shareholders' Equity                                                                  14.4            (18.8)
                                                                                     -----------       -----------
Total Liabilities and Shareholders' Equity                                              $1,582.4          $1,527.7
                                                                                      ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Amounts in millions

                                                                                            Three Months Ended
                                                                                                  March 31
                                                                                          2003              2002
                                                                                          ----              ----
Cash Flows from Operating Activities:
Net Income                                                                            $     37.1        $      33.5
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
     Depreciation and Amortization                                                          16.2               19.5
     Gain from Sales of Businesses                                                          (0.4)                 -
     Equity Losses in Excess of Dividends Received from Affiliates                             -                0.5
     Restructuring Charge, Net and Other Asset Impairments                                  10.9                  -
     Restructuring Payments                                                                 (8.6)              (6.5)
     Deferred Income Taxes                                                                  (0.5)               9.2
     Accrued Income Taxes, Net                                                              18.9                3.5
     Other                                                                                   2.3                2.6
     Changes in Current Assets and Liabilities:
         Decrease (Increase) in Accounts Receivable                                         21.6               (29.4)
         Net (Increase) Decrease in Other Current Assets                                    (0.6)                1.3
         Net Increase in Deferred Revenue                                                   43.9                43.3
         Net Decrease in Accounts Payable                                                  (16.0)               (4.8)
         Net Decrease in Accrued Liabilities                                               (46.7)              (47.9)
         Net Decrease in Other Current Liabilities                                          (6.2)               (5.5)
     Changes in Non-Current Assets and Liabilities:
         Increase in Other Long Term Assets                                                (14.3)              (13.9)
         Net Increase in Long Term Liabilities                                               3.1                 2.1
                                                                                            ------             ------
Net Cash Provided by Operating Activities                                                    60.7                7.5
                                                                                            ------             ------
Cash Flows from Investing Activities:
Investments in Marketable Securities                                                        (7.4)                   -
Cash Proceeds from Sales of Businesses                                                       0.7                    -
Payments for Acquisitions of Businesses, Net of Cash Acquired                              (82.8)                   -
Capital Expenditures                                                                        (3.7)                (3.3)
Additions to Computer Software and Other Intangibles                                        (2.2)                (6.0)
Investments in Unconsolidated Affiliates                                                        -                (0.9)
Other                                                                                       (0.9)                 1.1
                                                                                     ------------        -------------
Net Cash Used in Investing Activities                                                      (96.3)                (9.1)
                                                                                     ------------        -------------
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares                                                  (13.2)               (95.2)
Net Proceeds from Stock Plans                                                                4.9                  5.9
Increase in Commercial Paper Borrowings                                                        -                 35.6
Other                                                                                        0.2                  0.2
                                                                                     ------------        -------------
Net Cash Used in Financing Activities                                                       (8.1)              (53.5)
                                                                                     -------------       -------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                 1.1                (0.8)
                                                                                     ------------        -------------
Decrease in Cash and Cash Equivalents                                                      (42.6)               (55.9)
Cash and Cash Equivalents, Beginning of Period                                             191.9                145.3
                                                                                     -----------         ------------
Cash and Cash Equivalents, End of Period                                             $     149.3         $       89.4
                                                                                     ===========         ============
Supplemental Disclosure of Cash Flow Information:
     Cash Paid
         Income Taxes, Net of Refunds                                                $        4.4        $        4.4
         Interest Expense                                                            $        8.5        $        9.2

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular dollar amounts in millions, except per share data) Note 1 - Basis of Presentation

   These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation's ("D&B" or "We") Annual Report on Form 10-K for the year ended December 31, 2002. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. We have reclassified certain prior period amounts to conform to our current presentation.

Note 2 - Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with restructuring activities, including severance and lease termination obligations. It nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 is the timing of liability recognition. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, be recognized when the liability is incurred, rather than at the date of a company's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Our adoption of SFAS No. 146 will result in expense recognition over a period of time rather than at one time for the restructuring activities we undertake after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FASB No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair-value method of accounting for stock-based employee compensation. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair-value method. We will continue to utilize the instrinsic method of accounting for stock-based compensation as allowed in APB Opinion No. 25, "Accounting for Stock Issued to Employees."

      SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. In the table below, we disclose this effect.








                                                                         Three Months
                                                                       Ended March 31,
                                                                   2003                  2002
                                                             -----------------   -----------------
Reported Net Income                                         $  37.1              $    33.5
Add: Stock compensation cost included in net income,
    net of tax benefit                                          0.3                    0.2
Deduct: Total stock compensation cost under fair-value
    method for all awards, net of tax benefits                 (2.5)                  (1.9)
                                                             -------               -------
Pro forma Net Income                                          $ 34.9             $    31.8
                                                              ======               =======

Basic EPS:
      As reported                                            $ 0.50               $   0.45
                                                             ======                 ======
      Pro forma                                              $ 0.47               $   0.42
                                                             ======                 ======

Diluted EPS:
      As reported                                            $ 0.48               $   0.43
                                                             ======                 =======
      Pro forma                                              $ 0.45               $   0.41
                                                             ======                 =======

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN No. 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. Under the provisions of FIN No. 45, we are required to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. In certain circumstances, we issue guarantee letters on behalf of our international wholly-owned subsidiaries for specific situations. We do not expect the adoption of FIN No. 45 will have a material impact on our consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and established standards for determining under what circumstances a variable interest entity ("VIE") should be consolidated with its primary beneficiary. FIN 46 also requires disclosure about VIEs that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We do not expect the adoption of FIN 46 will have a material impact on our consolidated financial statements.

      In November 2002, the FASB's Emerging Issues Task Force reached a final consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Elements" ("EITF No. 00-21"), which provides guidance on how arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. EITF No. 00-21 also requires disclosure of the accounting policy for recognition of revenue from multiple-element arrangements and the description and nature of such arrangements. The guidance of EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, EITF No. 00-21's guidance may be accounted for and reported as a cumulative-effect adjustment. We are currently assessing the impact on our consolidated financial statements of applying the guidance of EITF No. 00-21 to our multiple-element arrangements.



Note 3 - Impact of Implementation of the Blueprint for Growth Strategy


         Since the launch of our Blueprint for Growth strategy, we have implemented four phases of Financial Flexibility initiatives. In each of these phases, we have incurred a restructuring charge, which generally consists of employee severance and termination costs, asset write-offs, and/or costs to terminate lease obligations.

         During the first quarter of 2003, we recognized a $10.9 million restructuring charge in connection with the fourth phase of our Financial Flexibility program in accordance with SFAS No. 146. The charge included $10.6 million for severance and termination costs related to approximately 350 employees (including a $0.5 million pension plan curtailment charge due to the fourth phase headcount actions discussed in the following paragraph) and $0.3 million for lease termination obligations. Under SFAS No. 146, this amount represents the liabilities incurred during the quarter for each of these obligations and additional restructuring charges will be incurred throughout 2003, primarily in the second and third quarter, as additional program actions are taken. In total, we expect to record approximately $16.4 million for all restructuring charges related to the fourth phase of our Financial Flexibility program, including $16.1 million for severance and termination costs related to approximately 550 employees and $0.3 million for lease termination obligations.

         In accordance with SFAS No. 87 and SFAS No. 88, we are required to recognize a one-time curtailment charge for the estimated pension expense impact to the Dun & Bradstreet Corporation Retirement Account (the "U.S. Qualified Plan") related to the headcount actions of the fourth phase of our Financial Flexibility program announced on January 13, 2003. The curtailment accounting requirement of SFAS No. 88 requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g., full vesting). For the U.S. Qualified Plan, these items together resulted in an immediate curtailment charge to earnings of $0.5 million in first quarter 2003, included in the $10.9 million charge above.

      During the second quarter of 2002, we recognized a $30.9 million restructuring charge in connection with the third phase of our Financial Flexibility program. The charge included $18.6 million for severance and termination costs related to approximately 1,050 employees, $10.6 million for the write-off of assets that were sold or abandoned (including $9.7 million from the outsourcing action discussed in the following paragraph), and $1.7 million for lease termination obligations.

      As part of this third phase of the Financial Flexibility program, we outsourced certain technology functions to Computer Sciences Corporation ("CSC"). Under the terms of the agreement, approximately 400 D&B employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC. In addition, as part of the agreement, CSC acquired our data center and printmail facility located in Berkeley Heights, New Jersey, and related assets for $10 million, which we considered the fair value for the assets. This resulted in a $9.7 million impairment loss.

      During the second quarter of 2001, we incurred a $32.8 million restructuring charge as part of the second phase of our Financial Flexibility program to re-engineer administrative functions and institute common business practices worldwide, comprised of $20.7 million for severance costs related to approximately 800 employees, $3.2 million for lease termination obligations and $8.9 million for the write-off of assets that were abandoned in the consolidation of offices, primarily in Europe. During 2001, we also reversed $4.0 million of the charge taken in 2000 related to the first phase of our Financial Flexibility program. We determined that severance for 50 people would not be utilized, due to higher than anticipated voluntary attrition ($2.9 million), and that the remaining lease termination obligations would be lower than originally estimated as a result of more favorable market conditions and higher than anticipated sub-lease rent ($1.1 million).

      During 2000, we incurred a $41.5 million restructuring charge related to the implementation of the first phase of our Financial Flexibility program to globalize administrative functions, streamline data collection and fulfillment, rationalize Sales & Marketing functions and consolidate and simplify technology functions. The charge included $28.2 million for severance related to approximately 900 employees, $8.8 million for lease termination obligations for office closures in North America and Europe and $4.5 million for the write-off of assets that were abandoned or impaired.

      As of March 31, 2003, we have terminated approximately 2,700 of the 3,250 employees affected under all four phases of the Financial Flexibility program, including the approximately 400 employees who were transitioned to CSC, as mentioned above. By June 30, 2003, approximately 200 additional employees worldwide will be terminated in connection with the third phase. By July 31, 2003, approximately 550 additional employees worldwide will have their positions terminated in connection with the fourth phase. This will bring the total number of employees terminated (via termination and voluntary attrition) in connection with the four phases of the Financial Flexibility program, since its inception in October 2000, to approximately 3,250, reflecting the elimination of 3,550 positions (including 300 open positions).

      The following table sets forth the restructuring reserves and utilization to date related to the fourth phase of our Financial Flexibility program in accordance with SFAS No. 146.

                                                                                         Lease
                                                     Severance and     Pension         Termination
                                                      Termination    Curtailment       Obligations      Total

Total Charge to be Incurred during 2003                $   15.6          $   0.5        $   0.3       $  16.4
                                                       ========          =======        =======       =======

Charge Taken during First Quarter 2003                 $   10.1          $   0.5        $   0.3       $  10.9
Payments/Curtailment as of March 31, 2003                  (2.6)            (0.5)             -          (3.1)
                                                        ---------         ------        -------        -------
Balance Remaining as of March 31, 2003                 $     7.5         $     -        $   0.3       $   7.8
                                                       =========         =======        =======       ========


     The following table sets forth the reserves and utilization to date related to the first, second and third phases of our Financial Flexibility program under the requirements of EITF No. 94-3 (see Note 2).


                                                2001                                              First
                                  2000        Payments/                                          Quarter
                    Original    Payments/    Write-offs/   Balance at      2002     Balance at     2003     Balance at
                    Charge     Write-offs    Adjustments   12/31/2001    Payments   12/31/2002   Payments    3/31/2003
2002 (Phase III)
   Restructuring
   Charge for:
Severance and
   Termination         $18.6             -            -              -  $  (7.3)    $  11.3    $   (4.6)       $ 6.7
Asset Write-Offs        10.6             -            -              -    (10.6)          -           -           -
Lease Termination
   Obligations           1.7             -            -              -     (0.2)        1.5           -          1.5
                    --------   -----------  -----------    -----------  ---------   ---------   ----------  ---------
                       $30.9             -            -              -  $ (18.1)    $  12.8     $  (4.6)       $ 8.2
                      ======   ===========  ===========    ===========  ========    =======     ========    ========
2001 (Phase II)
   Restructuring
   Charge for:
Severance and
   Termination        $20.7             -   $  (1.5)         $19.2       $(18.0)        $1.2      $(0.9)       $0.3
Asset Write-Offs        8.9             -      (8.9)             -             -            -          -          -
Lease Termination
   Obligations          3.2             -      (1.6)           1.6         (0.6)         1.0           -        1.0
                    -------    ----------   --------       -------      ---------   --------    ---------   -------
                      $32.8             -   $ (12.0)        $ 20.8       $(18.6)     $   2.2     $ (0.9)     $  1.3
                    =======    ==========   ========        ======       =======     =======     =======     ======
2000 (Phase I)
   Restructuring
   Charge for:
Severance and
   Termination        $28.2      $ (0.8)      $(23.0)        $  4.4       $  (3.9)    $   0.5     $(0.4)      $  0.1
Asset Write-Offs        4.5        (4.5)           -              -             -           -         -            -
Lease Termination
   Obligations          8.8           -         (4.8)          4.0           (1.3)        2.7      (0.1)         2.6
                     -------    --------     ---------      -------      ---------   --------    --------    -------
                      $41.5      $ (5.3)      $(27.8)        $  8.4       $  (5.2)    $   3.2     $ (0.5)     $  2.7
                      =====      =======      =======        ======       ========    =======     =======     ======

      We completed all the actions contemplated under the first phase of our Financial Flexibility program by the end of 2001, completed the actions under the second phase by June 30, 2002, and will complete the actions under the third phase by June 30, 2003. The remaining reserves for the 2001 and 2000 restructuring charges relate to future severance payments for actions already taken for a limited number of former senior executives and for lease termination obligations to be paid in the future.


Note 4 - Notes Payable and Indebtedness

    Our borrowings at March 31, 2003 and December 31, 2002, including interest rate swaps designated as hedges, are summarized below:

                                                               March 31, 2003        December 31, 2002
                                                                Liab (Asset)           Liab (Asset)

            Notes Payable                                        $    0.1                  $        0.1
                                                                 ---------                  -----------

       Fair Value Of Long-Term Fixed Rate Notes                  $  305.3                    $    305.7
       Fair Value Of Interest-Rate Swaps                             (5.6)                         (6.0)
       Other                                                          0.1                           0.2
                                                                  -------                     ----------
            Long Term Debt                                       $  299.8                    $    299.9
                                                                  =========                 ===========


Note 5 -Reconciliation of Weighted Average Shares


                                                                          Three Months Ended
                                                                               March 31,
                                                                         2003            2002
                                                                         ----            ----
                                                                      (Shares data in thousands)

Weighted average number of shares-basic                               74,448        74,986
Dilutive effect of shares issuable under stock options, restricted
stock and performance share plans                                      2,138         2,741

Adjustment of shares applicable to stock options exercised during
the period and performance share plans                                   121           157
                                                                     --------       -------
    Weighted average number of shares-diluted                         76,707         77,884
                                                                      ======         ======

      During the first quarter of 2003 and 2002, we repurchased 70,000 and 244,800 shares for $2.4 million and $10.1 million, respectively, to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. During the first quarter of 2003, we also repurchased 314,500 shares in connection with a previously announced $100 million share repurchase program for $10.8 million. During the first quarter of 2002, we also repurchased 2.5 million shares at the market price of $85.1 million, in a privately negotiated block trade.

      Options to purchase 1,556,120 and 4,300 shares of common stock at March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock. Our options generally expire 10 years after the grant date.

Note 6 - Comprehensive Income

      Total comprehensive income for the three-month ended March 31, 2003 and 2002, which includes net income and other gains and losses that affect shareholders' equity, was as follows:


                                                   Three Months Ended March 31,

                                                         2003            2002
                                                         ----            ----
Net Income                                              $ 37.1          $ 33.5
Other Comprehensive Income (Loss)
   Foreign Currency Translation Adjustment                 1.6             0.4
   Unrealized Losses On Investments                          -            (0.2)
                                                       --------         -------
Total Comprehensive Income                              $ 38.7          $ 33.7
                                                        ======          ======


Note 7 - Contingencies

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

      In order to understand our exposure to the potential liabilities described below, it is important to understand the relationship between us and Moody's Corporation, our predecessors and other parties that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

      In November 1996, the company then known as The Dun & Bradstreet Corporation ("D&B1") separated through a spin-off into three separate public companies: D&B1, ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant") (the "1996 Distribution"). In June 1998, D&B1 separated through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation ("Donnelley/D&B1"), and a new company named The Dun & Bradstreet Corporation ("D&B2") (the "1998 Distribution"). During 1998, Cognizant separated through a spin-off into two separate public companies: IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (the "1998 Cognizant Distribution"). In September 2000, D&B2 separated through a spin-off into two separate public companies: D&B2, which changed its name to Moody's Corporation ("Moody's"), and a new company named The Dun & Bradstreet Corporation ("we" or "D&B3" and also referred to elsewhere in this Form 10-Q as "D&B") (the "2000 Distribution").

Tax Matters

           D&B2 and its predecessors entered into global tax planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. The status of Internal Revenue Service reviews of these initiatives is summarized below.

      Pursuant to a series of agreements, IMS and NMR are jointly and severally liable for and must pay one-half, and we and Moody's are jointly and severally liable for and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the tax matters summarized below (other than the matter summarized below as "Amortization Expense Deductions -- 1997-2002," for which we and Moody's are solely responsible). D&B2 was contractually obligated to pay, and did pay, the first $137 million in connection with the matter summarized below as "Utilization of Capital Losses -- 1989-1990."

           Under the terms of the 2000 Distribution, we and Moody's have agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party's respective business operations.

Utilization of Capital Losses -1989-1990. The IRS completed its review of the utilization of certain capital losses generated during 1989 and 1990 and, on June 26, 2000, issued a formal notice of adjustment. On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. D&B2 paid the IRS approximately $349.3 million of this amount on May 12, 2000, and IMS paid the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. We are continuing to contest, on behalf of Donnelley/D&B1, the IRS's formal assessment and would also contest any assessment of amounts in excess of the amounts paid. Donnelley/D&B1 filed a complaint for a refund in the U.S. District Court on September 21, 2000. The case is expected to go to trial in 2004. We would share responsibility for any additional assessment, and share in any refund obtained, with IMS, NMR and Moody's, as disclosed above.

      Subsequent to making its 2000 payment to the IRS, IMS sought to obtain partial reimbursement from NMR under the terms of the 1998 Cognizant Distribution. NMR paid IMS less than IMS sought. In 2001, IMS filed an arbitration proceeding against NMR claiming that NMR underpaid to IMS its proper allocation of the above tax payments. Neither Donnelley/D&B1 nor we are a party to the 1998 Cognizant Distribution. IMS nonetheless sought to include Donnelley/D&B1 in this arbitration, arguing that if NMR should prevail in its interpretation, then IMS could seek the same interpretation in an alternative claim against Donnelley/D&B1. In 2002, the arbitration panel ruled that Donnelley/D&B1 properly belonged as a party to the arbitration. Hearings before the arbitration panel were held in 2002. In April 2003, the arbitration panel found in favor of IMS on its claim against NMR and dismissed IMS' alternative claim against Donnelley/D&B1.

Royalty Expense Deductions - 1994-1996. In the second quarter of 2002, we received on behalf of Donnelley/D&B1 Notices of Proposed Adjustment from the IRS with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by Donnelley/D&B1 on its 1994, 1995 and 1996 tax returns. In verbal communications with the IRS later in 2002, the IRS expressed a willingness to withdraw its proposed disallowance of related royalty expense deductions for 1994, but in a February 2003 letter the IRS asserted a position that would disallow a portion of the 1994 royalty expense deduction. The IRS has also indicated its intention to assert penalties for 1995 and 1996.

      We have disagreed with the positions taken by the IRS. However, if the IRS were to issue a formal assessment and prevail, we would share responsibility for the assessment with Moody's, IMS and NMR, as disclosed above. If the IRS were to issue a formal assessment and we, on behalf of Donnelley/D&B1, were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, the disputed amounts would need to be paid. We estimate that the disallowance of the 1994 royalty expense deduction would result in a loss of $5 million in tax refunds. We also estimate that the disallowance of the 1995 and 1996 royalty expense deductions would require payment from us of up to $42 million (tax, interest and penalties, net of associated tax benefits).

      In addition, in February 2003, the partnership associated with this transaction received a preliminary notice from the IRS that challenges the tax treatment of certain royalty payments received by the partnership in which Donnelley/D&B1 was a partner (and which relate to the royalty expense deductions referred to above). The IRS would reallocate certain partnership income to Donnelley/D&B1, and we would share responsibility for this matter with Moody's, IMS and NMR, as disclosed above. Our share of this income would require an additional payment from us of $20 million (tax, interest and penalties, net of associated tax benefits). We have disagreed with the position taken by the IRS on behalf of the partnership, in part because this position is inconsistent with the IRS' position with respect to the royalty expense deductions described above.

Amortization Expense Deductions - 1997-2002. The IRS has requested documentation with respect to a transaction entered into in 1997 by Donnelley/D&B1 that produces amortization expense deductions. While we believe the deductions are appropriate, the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the assessment were to be challenged by us in U.S. District Court, we estimate that our cash payment to the IRS with respect to deductions claimed to date and including any potential assessment of penalties of $6.8 million, could be up to $45.6 million (tax, interest and penalties, net of associated tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated by us, our cash exposure, based on current interest rates and tax rates, would increase at a rate of approximately $2.3 million per quarter (including potential penalties) as future amortization expenses are deducted.
                             * * * * * * * * *
     We have considered the foregoing tax matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities and believe we have adequate reserves recorded in the Consolidated Financial Statements for our share of the current exposures in these matters. Any payments that would be made for these exposures would be significant to us in the period a cash payment took place.

Legal Proceedings

Information Resources, Inc.

      In July 1996, Information Resources, Inc. ("IRI"), filed a complaint in the U.S. District Court for the Southern District of New York, naming as defendants D&B1, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (at the time a subsidiary of Cognizant). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of D&B1.

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

      In April 2003, the court denied a motion for partial summary judgement by defendants that sought to dismiss certain of IRI's claims. No trial date has been set in this matter and discovery is ongoing. The court has scheduled a conference with the parties for May 21, 2003.

      In connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley/D&B1 entered into an Indemnity and Joint Defense Agreement, pursuant to which they agreed to:

    o allocate potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI action; and

    o          conduct a joint defense of such action.

In particular, the Indemnity and Joint Defense Agreement provides that:


    o ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities become payable (the "ACN Maximum Amount"); and

    o Donnelley/D&B1 and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount.


The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to:


    o any plan submitted by such investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion and without requiring stockholder approval; and

    o          payment of related fees and expenses.

For these purposes, "viability" means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to:


    o          pay its debts as they become due; and

    o finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

     In 2001, ACNielsen merged with VNU N.V. ("VNU"). VNU assumed ACNielsen's liabilities under the Indemnity and Joint Defense Agreement, and VNU's business is to be included for purposes of determining the ACN Maximum Amount.

      Under the terms of the 1998 Distribution, D&B2 assumed all potential liabilities of Donnelley/D&B1 arising from the IRI action. Under the terms of the 2000 Distribution, we undertook to be jointly and severally liable with Moody's for D&B2's obligations to Donnelley/D&B1 under the 1998 Distribution, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as agreed between each other, we and Moody's will each be responsible for 50% of any payments to be made with respect to the IRI action under the terms of the 1998 Distribution, including legal fees or expenses related to the IRI action.

      IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.


     We are unable to predict at this time the final outcome of the IRI action or the financial condition of ACNielsen and VNU at the time of any such final outcome (and hence we cannot estimate the ACN Maximum Amount and the portion of any judgment to be paid by VNU and ACNielsen under the Indemnity and Joint Defense Agreement). Therefore, we are unable to predict at this time whether the ultimate resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of this matter has been accrued in our Consolidated Financial Statements.


Hoover's - Initial Public Offering Litigation

On November 15, 2001, a putative shareholder class action lawsuit was filed against Hoover's, certain of its current and former officers and directors, and one of the investment banks that was an underwriter of Hoover's July 1999 initial public offering. The lawsuit was filed in the United States District Court for the Southern District of New York and purports to be a class action filed on behalf of purchasers of the stock of Hoover's during the period from July 20, 1999, through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Hoover's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs allege that the Prospectus for Hoover's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. Hoover's intends to vigorously defend the action. The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. We are unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of any potential judgment in this matter has been accrued in our Consolidated Financial Statements.


Pension Plan Litigation

      In March 2003, a lawsuit seeking class action status was filed against us in federal court in Connecticut on behalf of 46 specified former employees, as well as (i) current D&B employees who are participants in the Dun & Bradstreet Retirement Account and were previously participants in its predecessor plan, The Dun & Bradstreet Master Retirement Plan, (ii) current employees of Receivable Management Services Corporation ("RMSC") who are participants in The Dun & Bradstreet Retirement Account and were previously participants in its predecessor plan, The Dun & Bradstreet Master Retirement Plan, and (iii) former D&B or RMSC employees who received a deferred vested retirement benefit under either the Dun & Bradstreet Retirement Account or The Dun & Bradstreet Master Retirement Plan. The complaint estimates that the proposed class covers over 5,000 individuals.

      There are three counts in the complaint: Count 1 claims a violation of ERISA in that our sale of the Receivable Management Services business to RMSC and the resulting termination of our employees involved constituted a prohibited discharge of the plaintiffs and/or discrimination against the plaintiffs for the "intentional purpose of interfering with their employment and/or attainment of employee benefit rights which they might otherwise have attained." Count 2 claims that the plaintiffs were materially harmed by our alleged violation of ERISA's requirements that a summary plan description reasonably apprise participants and beneficiaries of their rights and obligations under the plans and that, therefore, undisclosed plan provisions (in this case, the actuarial deduction beneficiaries incur when they leave D&B before age 55) cannot be enforced against them. Count 3 claims that the 6 3/5% interest rate used to actuarially reduce early retirement benefits is unreasonable and, therefore, results in a prohibited forfeiture of benefits under ERISA.

      The plaintiffs seek equitable relief in the form of either reinstatement of employment with D&B or restoration of employee benefits (including stock options); invalidation of the plan rate of 6 3/5% used to actuarially reduce former employees' early retirement benefits; attorneys' fees and such other relief as the court may deem just.

     We are unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in repsect of this matter has been accrued in our Consolidated Financial Statements.



Note 8 - Acquisition

      On March 3, 2003, we acquired Hoover's, Inc. with cash on hand. The results of Hoover's operations have been included in the consolidated financial statements since that date. Hoover's provides industry and market intelligence on public and private companies, primarily to sales, marketing and business development professionals.

     The transaction was valued at $7.00 per share in cash, for a total of $119.4 million. In addition, we capitalized $3.3 million of transaction costs in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the acquired assets and liabilities on the basis of respective fair value. As a result, we recognized goodwill and intangible assets of $66.4 million and $14.5 million, respectively. The goodwill was assigned to our North America segment. Of the $14.5 million of acquired intangible assets, $5.1 million was assigned to trademarks and tradenames that are not subject to amortization and $9.4 million was assigned to subscriber relationships and licensing agreements with useful lives from one to five years.

      We are in the process of finalizing the valuation of the acquired deferred tax asset in connection with the acquisition; thus, the allocation of the purchase price is subject to refinement.

      The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2003 is not material, and, as such, pro-forma results have not been presented.


Note 9 - Segment Information

      We have consolidated the management of all international activities into a single management structure and, effective January 1, 2003, began managing our businesses in Europe, Africa and Middle East region ("Europe") and Asia Pacific and Latin America region ("APLA") as one segment, "International." Since introducing our Blueprint for Growth strategy, we have significantly reduced our investment in the APLA region through the sales of certain businesses and the contribution of other businesses into minority investments. We have restated prior period presentations to conform to this revised segment reporting.


                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                          2003         2002
Operating Revenues:
    North America                                                                     $  226.5       $  239.7
    International                                                                         88.2           75.0
                                                                                      ---------   ------------
Consolidated Total                                                                    $  314.7       $  314.7
                                                                                      ========       ==========

Operating Income (Loss):
    North America                                                                      $  80.3       $   80.2
    International                                                                          1.3           (4.0)
                                                                                      ---------   -------------
       Total Divisions                                                                    81.6           76.2
    All Other                                                                            (26.0)         (17.2)
                                                                                      ---------   ------------
Consolidated Total                                                                        55.6           59.0
    Non-Operating Income (Expense)-- Net                                                   3.1           (4.6)
                                                                                      ---------   ------------
Income before Provision for Income Taxes                                              $   58.7     $     54.4
                                                                                       ========      ==========

Supplemental Geographic and Product Line Information:
                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                          2003           2002
                                                                                          ----           ----
Geographic Revenues:
    United States                                                                     $ 218.9       $ 233.3
    International                                                                        95.8          81.4
                                                                                      --------     ----------
Total Geographic Revenue                                                              $ 314.7       $  314.7
                                                                                      =======      =========

Product Line Revenues:

North America:
      Risk Management Solutions                                                       $ 151.7       $ 154.9
      Sales & Marketing Solutions                                                        66.9          79.0
      Supply Management Solutions                                                         5.4           5.8
      E-Business Solutions                                                                2.5             -
                                                                                      ---------    ---------
    Core Revenue                                                                         226.5        239.7
    Divested Businesses                                                                     -             -
                                                                                      ---------    ---------
Total North America                                                                   $ 226.5      $  239.7
                                                                                      --------     ---------

International:
      Risk Management Solutions                                                        $  72.4     $   60.2
      Sales & Marketing Solutions                                                         13.7         13.2
      Supply Management Solutions                                                          2.1          1.4
                                                                                      ---------    ---------
    Core Revenue                                                                          88.2         74.8
    Divested Businesses                                                                      -          0.2
                                                                                      ---------    ---------
Total International                                                                    $  88.2     $   75.0
                                                                                      --------     ---------

Consolidated Operating Revenues:
      Risk Management Solutions                                                       $ 224.1     $  215.1
      Sales & Marketing Solutions                                                        80.6         92.2
      Supply Management Solutions                                                         7.5          7.2
      E-Business Solutions                                                                2.5            -
                                                                                      ---------     --------
    Core Revenue                                                                        314.7        314.5
    Divested Businesses                                                                     -          0.2
                                                                                      ---------    ---------
Total Revenue                                                                         $ 314.7       $314.7
                                                                                      =======       =======

                                                                                   March 31,       December 31,
                                                                                      2003              2002
Assets:
      North America                                                                $   501.8       $    366.0
      International                                                                    472.2            493.1
                                                                                   ---------     -------------
          Total Divisions                                                              974.0            859.1
      All Other (primarily U.S. pensions and taxes)                                    608.4            668.6
                                                                                   ---------     -------------
Total Assets                                                                       $ 1,582.4        $  1,527.7
                                                                                   ========        ===========

                                                                                    March 31,     December 31,
                                                                                      2003             2002
Goodwill:
       North America                                                               $   118.0      $     51.6
       International                                                                   141.5           131.7
                                                                                   ----------    ------------
Total Goodwill                                                                     $   259.5       $   183.3
                                                                                   =========     ===========



Note 10 - Subsequent Events

      On April 9, 2003, we signed a contract to sell our High Wycombe, England, building. We will continue to operate from a portion of the building for a multi-year period after the sale. Upon the completion of the sale, expected in July 2003, we expect to recognize a pre-tax loss of approximately $13 million, and receive an amount of cash that, due to a confidentiality agreement, cannot be disclosed until the transaction is closed.

     On April 30, 2003, we acquired controlling interests in three privately-held Italian real estate data companies: 100% interests in Italservice Bologna S.r.l. and Datanet S.r.l. and a 51% interest in RDS S.r.l. The transaction, valued at approximately $8 million, was funded with cash on hand. The three companies will operate as part of Data House S.p.A., the Italian real estate information provider that was acquired by us in the third quarter of 2002. As a result of acquiring controlling interests in these companies, our interest in Ribes S.p.A., a service company that is a leading provider of business information to Italian banks, increased to 35%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Dun & Bradstreet Corporation's ("D&B" or "We") discussion and analysis of our financial condition and results of operations for the first quarter of 2003 are based upon D&B's unaudited consolidated financial statements for that period. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. These financial statements should be read in conjunction with the consolidated financial statements and related notes filed with the Securities and Exchange Commission on D&B's Annual Report on Form 10-K for the year ended December 31, 2002, in which the financial statements were prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.

      D&B provides the information, tools and expertise to help customers "Decide with ConfidenceTM." On January 1, 2003, we began managing our businesses in two operating segments:

|X| U.S. and Canada, which we refer to as "North America," is our largest segment, contributing 72% of our total revenue for the first quarter in 2003;

|X|   Europe,   Asia   Pacific  and  Latin   America,   which  we  refer  to  as
"International," representing 28% of our total revenue for the first quarter in 2003.

In each segment, D&B's core product lines are: Risk Management Solutions, Sales & Marketing Solutions and Supply Management Solutions.

|X| Risk Management Solutions-- our largest solution set, contributed 71% of our total revenue for the three months ended March 31, 2003;

|X| Sales & Marketing Solutions-- our next largest solution set, contributed 26% of our total revenue for the three months ended March 31, 2003;

|X| Supply Management Solutions-- one of our smaller solution sets, contributed 2% of our total revenue for the three months ended March 31, 2003.

      In addition, beginning with our first quarter 2003, we began reporting separately the results of our E-Business Solutions product line. E-Business Solutions represents the results of Hoover's, Inc. since we acquired the business on March 3, 2003. E-Business Solutions contributed 1% of our total revenue for the three months ended March 31, 2003 and is included in our North American segment results.

     These core product lines, or customer solution sets, are discussed in greater detail in "Item 1. Business" of our Form 10-K for the year ended December 31, 2002.

      Within our Risk Management Solutions and our Sales & Marketing Solutions, we monitor the performance of our older, more "traditional" products and our newer, "value-added products," because we expect the value-added products to be primary drivers of D&B's future revenue growth.

      Our traditional Risk Management Solutions generally consist of reports derived from our database which are used primarily for making decisions about new credit applications. An example is our Business Information Report, or BIR. Our traditional Risk Management Solutions constituted 83% of our Risk Management Solutions revenue and 59% of our total revenue in the first quarter of 2003. Our value-added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our value-added Risk Management Solutions constituted 17% of our Risk Management Solutions revenue and 12% of our total revenue in the first quarter of 2003.

      Our traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities, and constituted 57% of our Sales & Marketing Solutions revenue and 15% of our total revenue in the first quarter of 2003. Our value-added Sales & Marketing Solutions generally include automated decision-making and customer information management solutions, and constituted 43% of our Sales & Marketing Solutions revenue and 11% of our total revenue in the first quarter of 2003.


How We Evaluate Performance

      For internal management purposes, we use total revenue excluding the revenue of divested businesses, which we refer to as "core revenue," to manage and evaluate the performance of our business, because it reflects revenue from our ongoing operations. Core revenue includes the revenue from acquired businesses from the date of acquisition.

      We also isolate the effects of changes in foreign exchange rates on our business because, while we take steps to manage our exposure to foreign currency, we believe that changes in revenue growth due to exchange rate movements are not reflective of our underlying business performance. As a result, we monitor our core revenue growth both including and excluding the effects of foreign exchange. We refer to these measures as revenue growth "after the effects of foreign exchange" and "before the effects of foreign exchange," respectively.

      We evaluate our results excluding restructuring charges (whether recurring or non-recurring) and certain other items that we consider do not reflect our underlying business performance (which we refer to as "non-core gains and charges"). In the first quarter of 2003, these non-core gains and charges were our $10.9 million restructuring charge and our $7.0 million insurance recovery related to the World Trade Center tragedy. We had no non-core gains and charges in the first quarter of 2002.

      We believe these measures are useful to you because they reflect how we manage our business. While we use these measures for the reasons stated above, these measures are not prepared in accordance with GAAP and should not be considered in isolation or as substitutes for results prepared in accordance with GAAP. In addition, you should note that because not all companies calculate these financial measures similarly or at all, the presentation of these measures is not likely to be comparable to measures of other companies.

      We also evaluate the profitability of our business segments before certain operating charges. Restructuring and transition costs are managed at the corporate level, and therefore such amounts are not included in our segment results. Transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy, are reported as Corporate and Other expenses. Non-operating income or expenses are also managed at the corporate level, and therefore such amounts are also excluded from segment results.

Recently Issued Accounting Standards
      See Note 2 to our consolidated financial statements for disclosure of the impact that recently issued accounting standards will have on our financial statements.


Results of Operations

      The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, and should be read in conjunction with those financial statements and footnotes, which have been prepared in accordance with GAAP.


    Consolidated Revenue

     The following tables present our revenue by segment and product line for the three months ended March 31, 2003 and 2002. Additionally, these tables reconcile the non-GAAP measures of core revenue, both before and after the effect of foreign exchange, and total revenue before the effect of foreign exchange, to the GAAP measure of total revenue.

                                                          Growth (Decline)       Less:       Growth (Decline) vs.
                                 Three Months Ended        vs. Prior Year      Effects of     Prior Year Period
                                      March 31,             Period After        Foreign       Before Effects of
                                      2003 2002         Effects of Foreign      Exchange       Foreign Exchange
                                    Exchange


                                (Amounts in millions)
Revenues by Segment:
   North America                $226.5       $239.7             (6%)                -                  (6%)
   International                  88.2         74.8             18%                17%                   1%
                               -------     --------
Core Revenue                     314.7        314.5               -                 4%                   (4%)
   Divested Businesses                 -        0.2            (100%)                -                 (100%)
                               ---------   ---------
Total Revenue                  $ 314.7      $ 314.7               -                 4%                   (4%)
                                ======      =======




                                                                  Growth (Decline)
                                                                   vs. Prior Year      Less:        Growth (Decline)
                                          Three Months Ended       Period After     Effects of      vs. Prior Year
                                               March 31,            Effects of        Foreign       Period Before
                                         2003        2002         Foreign Exchange    Exchange    Effects of Foreign Exchange
                                         -------    -------


                                         (Amounts in millions)
Revenues by Product Line:
   Risk Management Solutions                 $224.1    $215.1             4%              5%               (1%)
   Sales & Marketing Solutions                80.6       92.2           (13%)             2%              (15%)
   Supply Management Solutions                 7.5        7.2             6%              4%                2%
   E-Business Solutions                        2.5          -            N/A              N/A              N/A
                                         ---------   ---------
Core Revenue                                 314.7      314.5             -               4%               (4%)
   Divested Businesses                          -         0.2          (100%)             -              (100%)
                                         ----------  --------
Total Revenue                               $314.7     $314.7             -               4%               (4%)
                                            ======     ======


      For the three months ended March 31, 2003, total revenue was flat, compared with the three months ended March 31, 2002. Core revenue increased $0.2 million, driven by revenue growth in International of $13.4 million, or 18%, largely offset by a decline of $13.2 million, or 6%, in North America. First quarter 2002 total revenue includes revenue from our Korean business, which was divested in the quarter ended December 31, 2002.


      On a product-line basis, our core revenue results in the first quarter of 2003 versus the first quarter of 2002 reflect:

|X| a $9.0 million, or 4%, growth in Risk Management Solutions, including five percentage points of growth from favorable movements in foreign exchange rates and two percentage points of growth due to the acquisition of Data House in the third quarter of 2002. Traditional Risk Management Solutions grew 3%, and our value-added Risk Management Solutions grew 12%, benefiting by six and two percentage points of growth due to the effects of foreign exchange, respectively. Within our traditional Risk Management Solutions, the decline before the effect of foreign exchange was driven by continued price and volume weakness in our largest product, the Business Information Report, reflecting the current business enviroment and our migration of customers from the BIR to value-added, automated solutions. In our value-added Risk Management Solutions, our portfolio management solutions products continued to do well in the United States, which reflects our recent investments to provide more value to our customers in managing their credit portfolios.

|X| an $11.6 million, or 13%, decrease in Sales & Marketing Solutions, including two percentage points of favorable movement in foreign exchange rates. Traditional Sales & Marketing Solutions declined 25%, while our value-added Sales & Marketing Solutions grew 12%, both reflecting two percentage points of growth from foreign exchange. The decline in traditional Sales & Marketing Solutions reflected our customers' reluctance to run direct mail and direct marketing campaigns in the current environment.

|X| a $0.3 million, or 6%, increase in Supply Management Solutions on a small base, reflecting investment spending and four percentage points of growth from favorable movements in foreign exchange rates. This growth came from our International segment, reflecting the ongoing benefit of the investments we made in this area in 2002.

|X| $2.5 million of revenue from E-Business Solutions, representing the results of Hoover's, Inc. since its acquisition on March 3, 2003.


    Consolidated Operating Costs

      The following table presents our consolidated operating costs and operating income for the three months ended March 31, 2003 and 2002:


                                                               Three Months Ended
                                                                    March 31,
                                                          2003                    2002
                                                          ----                    ----
                                                              (Amounts in millions)
Operating Expenses                                         $106.1                   $108.8
Selling and Administrative Expenses                         125.9                    127.4
Depreciation and Amortization                                16.2                     19.5
Restructuring Charge
                                                             10.9                       -
                                                     ---------------        -----------------
Operating Costs                                          $  259.1              $     255.7
                                                     ===============        =================
Operating Income                                         $   55.6              $      59.0


      Operating expenses decreased 3% to $106.1 million in the first quarter of 2003, compared with $108.8 million in the first quarter of 2002, as headcount in the data collection, fulfillment and technology areas decreased.

     Selling and administrative expenses declined 1% to $125.9 million in the first quarter of 2003, compared with $127.4 million in the first quarter of 2002. Administrative cost savings such as lower compensation costs achieved through our Financial Flexibility program were largely offset by costs related to revenue generating investments, such as additions to our sales force to improve our marketplace coverage in Sales & Marketing Solutions.

      We had net pension income of $4.2 million for the three months ended March 31, 2003, compared to net pension income of $8.5 million for the three months ended March 31, 2002. We consider this amount to be part of our compensation costs and, therefore, net pension income is included in operating expenses and in selling and administrative expenses, based upon the classification of the underlying compensation costs. Expected lower long-term returns on our pension plan assets have resulted in the decline in net pension income compared to 2002.

      Depreciation and amortization decreased 17% to $16.2 million in the first quarter of 2003, as compared to the first quarter of 2002. The decrease in the first quarter 2003 was largely driven by the sale of our facilities in Berkeley Heights and Murray Hill, New Jersey in 2002 and lower capitalized spending in the first quarter of 2003.

      During the first quarter of 2003, we recognized a $10.9 million charge in connection with the fourth phase of our Financial Flexibility program in accordance with SFAS No. 146. The charge included $10.6 million for severance and termination costs related to approximatley 350 employees (including a $0.5 million pension plan curtailment charge due to the fourth phase headcount actions discussed in the following paragraph) and $0.3 million for lease termination obligations. Under SFAS No. 146, this amount represents the liabilities incurred during the quarter for each of these obligations. We expect that additional restructuring charges will be incurred throughout 2003, primarily in the second and third quarter, as additional program actions are taken. In total, we expect to record approximately $16.4 million for all costs related to the fourth phase of our Financial Flexibility program, including $16.1 million for severance and termination costs related to approximately 550 employees and $0.3 million for lease termination obligations.

      In accordance with SFAS No. 87 and SFAS No. 88, we are required to recognize a one-time curtailment charge for the estimated pension expense impact to the Dun & Bradstreet Corporation Retirement Account (the "U.S. Qualified Plan") related to the headcount actions of the fourth phase of our Financial Flexibility program announced on January 13, 2003. The curtailment accounting requirement of SFAS No. 88 requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g., full vesting). For the U.S. Qualified Plan, these items together resulted in an immediate curtailment charge to earnings of $0.5 million in first quarter 2003, included in the $10.9 million charge above.

     As of March 31, 2003, we have terminated approximately 2,700 of the 3,250 employees affected under all four phases of the Financial Flexibility program, including the approximately 400 employees who were transitioned to Computer Sciences Corporation ("CSC") in connection with the outsourcing of certain technology functions. By June 30, 2003, approximately 200 additional employees worldwide will be terminated in connection with the third phase. By July 31, 2003, approximately 550 additional employees worldwide will have their positions terminated in connection with the fourth phase. This will bring the total number of employees terminated (via termination and voluntary attrition) in connection with the four phases of the Financial Flexibility program, since its inception in October 2000, to approximately 3,250, reflecting the elimination of 3,550 positions (including 300 open positions).



Interest Income (Expense) -- Net

The following table presents our net income and expense from interest for the three months ended March 31, 2003 and 2002:

                                                Three Months Ended
                                                    March 31,
                                              2003           2002
                                             (Amounts in millions)

Interest Income                               $0.8           $0.7
Interset Expense                              (4.5)          (5.0)
                                              -----          -----
                                             $(3.7)         $(4.3)
                                             ======          =====

For the three months ended March 31, 2003, interest income increased $0.1 million, or 14%, while interest expense decreased $0.5 million, or 10% due to lower short term interest rates.


Other Income (Expense) -- Net

The following table presents our "Other Income (Expense) -- Net" for the three months ended March 31, 2003 and 2002:


                                               Three Months Ended
                                                    March 31,
                                               2003           2002
                                             (Amounts in millions)

Miscellaneous Other Income(Expense)- Net     $(0.2)         $(0.3)
Insurance Recovery related to World Trade
Center Tragedy                                  7.0             -
                                              -----          -----
                                             $  6.8         $(0.3)
                                             ======          =====

For the three months ended March 31, 2003,  Miscellaneous Other Income (Expense)
- Net decreased $0.1 million, primarily due to lower bank fees. Additionally, in the first quarter of 2003, we received a $7.0 million settlement on an insurance claim to recover losses related tp the events of September 11, 2001.


     Provision for Income Taxes

      Our effective tax rate for the three months ended March 31, 2003, was 36.8%, compared with 37.5% in the first quarter of 2002. We utilize state tax planning initiatives as well as global tax planning to lower our effective tax rate.


    Equity in Net Losses of Affiliates

      In the second quarter of 2002, we exited Avantrust LLC, our joint venture with American International Group, Inc., resulting in D&B's no longer recognizing net losses of affiliates. In the first quarter of 2002, we recorded $0.5 million as Equity in Net Losses of Affiliates.

    Earnings per Share

      We reported earnings per share, or EPS, in the three months ended March 31, 2003 and 2002, as follows:

                                                         Three Months Ended
                                                               March 31,
                                                 2003                      2002
                                                 ----                      ----
Basic Earnings Per Share                        $0.50                     $0.45
                                              ===========            =================

Diluted Earnings Per Share                      $0.48                     $0.43
                                              ===========            =================

     For the three months ended March 31, 2003, basic EPS increased 11%, compared with the first quarter of 2002, reflecting an 11% increase in net income and a 1% reduction in the weighted average number of basic shares outstanding. Diluted EPS increased 12%, compared with the first quarter of 2002, reflecting an 11% increase in net income and a 2% reduction in the weighted average number of diluted shares outstanding.


 Segment Results

     We have consolidated the management of all international activities into a single management structure and, effective January 1, 2003, began managing our businesses in Europe and APLA as one segment, "International." Since introducing our Blueprint for Growth strategy, we have significantly reduced our investment in the APLA region through the sales of certain businesses and the contribution of other businesses into minority investments. We have restated prior period presentations to conform to this revised segment reporting.

    North America

      North America is our largest segment, representing 72% of our total revenue for the first quarter of 2003. The following table presents our North American product revenue for the three months ended March 31, 2003 and 2002. This table also reconciles the non-GAAP measure of revenue before the effect of foreign exchange to the GAAP measure of total revenue.


                                                                   Growth (Decline)
                                                                   vs. Prior Year     Less:        Growth (Decline)
                                          Three Months Ended       Period After      Effects of      vs. Prior Year
                                               March 31,            Effects of        Foreign        Period Before
                                           2003     2002           Foreign Exchange   Exchange*  Effects of Foreign Exchange
                                           -------  -------

                                         (Amounts in millions)
Revenues:
   Risk Management Solutions               $151.7      $ 154.9            (2%)              -               (2%)
   Sales & Marketing Solutions               66.9         79.0           (15%)              -              (15%)
   Supply Management Solutions                5.4          5.8            (6%)              -               (6%)
   E-Business Solutions                       2.5           -             N/A               -               N/A
                                         ---------   ---------
   Total North America Revenue             $226.5       $239.7            (6%)              -               (6%)
                                           ======      ======


      * The effect of foreign exchange on our North American revenue, which are caused by our business in Canada, were immaterial during each of the first quarters of 2003 and 2002.
      North American revenue decreased $13.2 million, or 6%, from the first quarter of 2002. The decline is primarily due to lower Sales & Marketing Solutions revenue reflecting the effect of cautious customer investment behavior in the current economic environment. The acquisition of Hoover's, Inc. on March 3, 2003, contributed $2.5 million, or one percentage point of growth.


      On a product-line basis, North America's revenue results reflect:

o         a $3.2  million,  or 2%,  decrease  in  Risk  Management  Solutions.
          Traditional Risk Management solutions, which accounted for 78% of total North American Risk Management Solutions, was down 5%. The following trends continue to affect us:
              |X| cautious spending behavior and the efforts of our customers to streamline credit departments, which resulted in fewer actual users of our products and pricing pressures from some of our larger customers;
               |X| a decline in new credit applications as a result of lower level of business activity and the availability of free information from the Internet; and
               |X| the migration of our customers from the BIR and related products to our value-added solutions.
          Value-added Risk Management Solutions increased 10%, reflecting the benefits of our investments, particularly in those products that provide insight on new credit applications for smaller transactions, and in our customers' portfolio management processes.
o        a $12.1 million, or 15%, decrease in Sales & Marketing Solutions.
         Traditional Sales & Marketing Solutions, which accounted for 52% of total North American Sales & Marketing Solutions, decreased 31% due to the effect of cautious customer investment behavior in the current economic environment, resulting in their reluctance to run direct mail and direct marketing campaigns. Value-added Sales & Marketing Solutions increased 14%, largely driven by continued growth in comprehensive data services.
o a $0.4 million, or 6%, decrease in Supply Management Solutions resulting from customers' cautious investment spending behaviour.
o $2.5 million of revenue from E-Business Solutions, representing the results of Hoover's Inc. since its acquisition on March 3, 2003.

      North America's operating income in the first quarter 2003 was $80.3 million, compared to $80.2 million in the first quarter of 2002. Operating income performance was the result of a 6% decline in revenue and higher non-cash pension costs resulting from changes in the actuarial assumptions for the U.S. Retirement Plan, offset by a generally lower operating cost base due to our Financial Flexibility initiatives.

International

      International represented 28% of our revenue in the first quarter of 2003. The following table presents our International product revenue for the three months ended March 31, 2003 and 2002. Additionally, this table reconciles the non-GAAP measures of core revenue, both before and after the effect of foreign exchange, and total revenue before the effect of foreign exchange, to the GAAP measure of total revenue.












                                                                  Growth (Decline)
                                                                  vs. Prior Year      Less:        Growth (Decline)
                                          Three Months Ended       Period After     Effects of      vs. Prior Year
                                               March 31,            Effects of        Foreign       Period Before
                                         2003      2002           Foreign Exchange    Exchange    Effects of Foreign Exchange
                                         -------   -------

                                         (Amounts in millions)
Revenues:
   Risk Management Solutions             $    72.4    $  60.2          20%              17%               3%
   Sales & Marketing Solutions                13.7       13.2           4%              14%             (10%)
   Supply Management Solutions                 2.1        1.4          55%              25%              30%
                                         ----------  ---------
International Core Revenue                    88.2       74.8          18%              17%               1%
   Divested Businesses                           -        0.2        (100%)             -             (100%)
                                         ----------  ---------
                                         -
Total International Revenue              $   88.2     $  75.0          18%              17%               1%
                                         ========     =======



     International revenue increased $13.2 million, or 18%, from the first quarter of 2002. The increase in International's revenue was primarily driven by 17 percentage points of growth due to the favorable effect of foreign exchange rate movements and six percentage points of growth due to our acquisition of Data House in the third quarter of 2002.

     On a product-line basis, International's revenue results reflect:

o a $12.2 million, or 20%, increase in Risk Management Solutions, including 17 percentage points of growth due to favorable movements in foreign exchange rates and eight percentage points of growth due to the acquisition of Data House. Traditional Risk Management Solutions increased 20%, driven by 18 percentage points of growth due to favorable movements in foreign exchange rates and eight percentage points of growth due to the acquisition of Data House. Within our traditional products, we are experiencing pricing pressure and a shift in our customers' spending from higher-priced, comprehensive reports to lower priced, less detailed reports. Value-added Risk Management Solutions increased 30%, including 13 percentage points of growth due to favorable movements in foreign exchange rates.

o a $0.5 million, or 4%, increase in Sales & Marketing Solutions, benefiting from 14 percentage points of growth due to favorable movements in foreign exchange rates. Our Sales & Marketing Solutions customers have cut back on their discretionary spending in the face of challenging market conditions, and we faced increased competition in key markets in our traditional list and labels business. Traditional Sales & Marketing Solutions increased 7%, and our value-added Sales & Marketing Solutions decreased 7%, driven by 14 and 13 percentage points of growth, respectively, due to the favorable effects of foreign exchange.

o a $0.7 million, or 55%, increase in Supply Management Solutions, including 25 percentage points of growth due to favorable movements in foreign exchange rates, and aided by investments to enhance our product offerings.


     The following factors affecting our European business create particular challenges to our revenue growth:

o          In most European markets we do not have a market leadership position.
           This makes us particularly susceptible to pricing pressures. We also face entrenched local competitors.
o European businesses tend to manage their credit exposures through credit insurance rather than through the credit approval process using business information of the type provided by us.
o In many local markets in Europe, key data elements are generally available from public-sector sources thus reducing our data collection advantage.
o Prior to the launch of our Blueprint for Growth strategy, our investment decisions were made at the country level and not in a coordinated fashion across the European marketplace. While we have made significant investments to mitigate the situation, we are still face with uneven data quality in some local markets.

     International's operating income was $1.3 million in first quarter of 2003, compared with an operating loss of $4.0 million in first quarter of 2002, primarily due to an 18% increase in revenue as well as a lower cost base associated with our Financial Flexibility program. Specifically, cost improvements were achieved in the technology, administrative and data collection areas.


Liquidity and Financial Position

     At March 31, 2003, cash and cash equivalents totaled $149.3 million, a decrease from $191.9 million at December 31, 2002. This $42.6 million decrease primarily reflects $82.8 million used for the acquisition of Hoover's (net of cash acquired), $13.2 million used to repurchase shares, $7.4 million used to purchase marketable securities and $5.9 million of investments in capital expenditures and capitalized software, partially offset by $60.7 million of cash provided from operations and $4.9 million of net proceeds received in connection with our stock incentive plans.

      We believe that cash flows generated from our operations and supplemented as needed with readily available financing in the commercial paper markets are sufficient to meet our short-term and long-term needs, including the cash cost of our restructuring charges, transition costs, lease committments and tax and legal matters. We access the commercial paper market from time to time to fund working capital needs and share repurchases. Such borrowings have been supported by our bank credit facilities.

    Cash Provided by Operating Activities

     Net cash provided by operating activities in the three months ended March 31, 2003, was $60.7 million, while operating activities in the same period of 2002 provided net cash of $7.5 million. This increase of $53.2 million was primarily due to the $51.0 million improvement in our accounts receivables due to collections improvements across our entire portfolio from prior year levels. The remaining difference is primarily due to the receipt of $7.0 million in the first quarter of 2003 in settlement of our insurance claim to recover losses related to the events of September 11, 2001. During the three months ended March 31, 2003, D&B made payments of $8.6 million related to the restructuring actions associated with our Financial Flexibility program, compared to payments of $6.5 million in the same period of 2002.

    Cash Used in Investing Activities

     Net cash used in investing activities totaled $96.3 million in first quarter 2003, compared with net cash used in investing activities of $9.1 million in first quarter 2002. This change primarily was related to the payments of $82.8 million (net of cash acquired) for the acquisition of Hoover's in the first quarter of 2003. (We also received $11.7 million of short term marketable securities as part of the acquisition.) See Future Liquidity - Sources and Uses of Funds, below, regarding an additional payment we made in connection with this acquisition. During the first quarter of 2003, we also purchased $7.4 million of marketable securities.

    Cash Used in Financing Activities

    Net cash used in financing activities was $8.1 million in the first quarter of 2003, compared with net cash used in financing activities of $53.5 million in the same period of 2002.


    During the first quarter of 2003, we repurchased 314,500 shares for $10.8 million in connection with the previously-announced $100 million, two-year share repurchase program authorized by our board of directors in October 2002. As of March 31, 2003, there was $89.2 million remaining under this program. In addition, in the first quarter of 2003, we repurchased 70,000 shares of common stock for $2.4 million to mitigate the dilutive effect of shares issued under the stock incentive plans and in connection with our Employee Stock Purchase Plan. Net proceeds from these stock plans totaled $4.9 million in the quarter.


    In January 2002, we acquired 2.5 million shares in a privately-negotiated block trade for $85.1 million. In the first quarter of 2002, we also repurchased 244,800 of our shares for $10.1 million to mitigate the dilutive effect of shares issued under stock incentive plans and in connection with our Employee Stock Purchase Plan. Net proceeds from these plans totaled $5.9 million in the quarter.

    Our share repurchase activities were funded with cash on hand and/or short-term commercial paper borrowings. We had no commercial paper outstanding as of March 31, 2003. At March 31, 2002, we had $35.6 million of commercial paper outstanding, which we borrowed during the quarter.

Future Liquidity - Sources and Uses of Funds

     Acquisition of Hoover's

     On March 3, 2003, we completed the acquisition of Hoover's. Certain shareholders of Hoover's, representing approximately 1.4 million of the shares outstanding, had previously notified Hoover's that they may seek to exercise their appraisal rights with respect to their shareholdings. In an appraisal proceeding, a Delaware court would determine the "fair value" of the Hoover's shares and would then require us to pay that amount as the purchase price for the shares subject to the appraisal proceeding. During the second quarter of 2003, we received notifications that these shareholders had withdrawn their requests for appraisal. Accordingly, during the second quarter of 2003 we made an additional payment of $9.8 million for the acquisition. This payment and the amounts paid during the first quarter of 2003 will bring the total purchase price of the acquisition to $119.4 million, or $80.9 million, net of cash and short term investments acquired.

     The Sale of Our European Headquarters Building in 2003

      On April 9, 2003, we signed a contract to sell our High Wycombe, England, building. We will continue to operate from a portion of the building for a multi-year period after the sale. Upon the completion of the sale, expected in July 2003, we expect to recognize a pre-tax loss of approximately $13 million, and receive an amount of cash that, due to a confidentiality agreement, cannot be disclosed until the transaction is closed.

Acquisition of Three Italian Real Estate Information Companies

     On April 30, 2003, we acquired controlling interests in three privately-held Italian real estate data companies: 100% interests in Italservice Bologna S.r.l. and Datanet S.r.l. and a 51% interest in RDS S.r.l. The transaction, valued at approximately $8 million, was funded with cash on hand. The three companies will operate as part of Data House S.p.A., the Italian real estate information provider that was acquired by us in the third quarter of 2002. As a result of acquiring controlling interests in these companies, our interest in Ribes S.p.A., a service company that is a leading provider of business information to Italian banks, increased to 35%.


      Potential Payments in Settlement of Tax and Legal Matters

       We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various states or resolution, but could ultimately result in cash payments in the amounts described in Note 7 - Contingencies and Other Uncertaintities above. Of the matters currently pending, we believe it is possible that a payment to the IRS of up to $62 million in connection with the Royalty Expense Deductions taken in 1994 - 1996, may be made during 2003.

Forward-Looking Statements

      We may from time to time make written or oral forward-looking statements, including statements contained in filings with the Securities and Exchange Commission, in reports to shareholders and in press releases and investor Webcasts. You can identify these forward-looking statements by use of words like "anticipates," "aspirations," "believes," "continues," "estimates," "expects," "goals," "guidance," "intends," "plans," "projects," "strategy," "targets," "will" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

      We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in, or remain invested in, our securities. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are identifying in the following paragraphs important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements.

      Demand for our products is subject to intense competition, changes in customer preferences and economic conditions. Our results are dependent upon our continued ability to:


o develop new products;

o invest in our database and maintain our reputation for providing reliable data;

o develop and maintain a successful Web-based business model;

o reallocate expense to achieve growth through our Financial Flexibility program;

o manage employee satisfaction and maintain our global expertise as we implement our Financial Flexibility program; and

o protect against damage or interruptions affecting our database or our data centers.


      We are also subject to the effects of global economies, exchange rate fluctuations and U.S. and foreign legislative or regulatory requirements. Our results are also dependent upon the availability of data for our database. Developments in any of these areas could cause our results to differ materially from results that have been or may be projected.

    We elaborate on the above list of important factors throughout this document and in our other filings with the SEC, particularly in the section entitled "Trends, Risks and Uncertainties" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2002. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the above list of important factors or the trends, risks and uncertainties discussed in our Form 10-K to be a complete discussion of all our potential trends, risks and uncertainties. We do not undertake to update any forward-looking statement we may make from time to time.




Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         D&B's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation's 2002 Consolidated Financial Statements included in its Annual Report on Form 10-K provide a more detailed discussion of the market risks affecting operations. As of March 31, 2003, no material change had occurred in our market risks, compared with the disclosure in the Form 10-K for the year ending December 31, 2002.





Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Internal Controls

   Within the 90 days prior to the filing date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including our Chairman and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

   Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

   Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls and procedures for financial reporting ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within D&B have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. As design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

   Conclusions

   Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to D&B during the period when our periodic reports are being prepared.

   In accordance with SEC requirements, our CEO and CFO note that, since the date of the Controls Evaluation to the filing date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
Information in response to this Item is included in Note 7 - Contingencies on Pages 14 in Part I, Item 1, of this Form 10-Q.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

          Exhibit 99 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

            During the first quarter of our fiscal year ending December 31, 2003, we filed or furnished two reports on Form 8-K. We filed or furnished a Current Report on Form 8-K on February 6, 2003, covering Item 5 (Other Events), Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure). We furnished a Current Report on Form 8-K on March 19, 2003, covering Item 9 (Regulation FD Disclosure).

            Since the end of the first quarter of our fiscal year ending December 31, 2003, we have furnished two reports on Form 8-K. We furnished a Current Report on Form 8-K on April 9, 2003 and April 22, 2003, each covering Item 12 (Results of Operations and Financial Condition).

                                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           THE DUN & BRADSTREET CORPORATION



Date:  May 14, 2003        By:           /s/ SARA MATHEW

                           -----------------------------------------------------
                           Sara Mathew
                           Senior Vice President and Chief Financial Officer




Date:  May 14, 2003        By:            /s/ MARY JANE RAYMOND

                           -----------------------------------------------------
                           Mary Jane Raymond
                           Vice President and Corporate Controller



Certification of the Chairman and Chief Executive Officer

I, Allan Z. Loren, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Dun and Bradstreet Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           b) evaluated the effectiveness of the
           registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May 14, 2003        By:        /s/ ALLAN Z. LOREN

                           -----------------------------------------------------
                           Allan Z. Loren
                           Chairman and Chief Executive Officer


Certification of the Chief Financial Officer

I, Sara Mathew, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Dun and Bradstreet Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           b) evaluated the effectiveness of the
           registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:  May 14, 2003       By:           /s/ SARA MATHEW

                         -------------------------------------------------------
                          Sara Mathew
                          Senior Vice President and Chief Financial Officer