Form 10-Q
period 2003-06-30
DUN & BRADSTREET CORP/NW
filed 2003-08-07
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-Q

(Mark one)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ---------------------         ------------------

                         Commission file number 1-15967


                        The Dun & Bradstreet Corporation
             (Exact name of registrant as specified in its charter)

   Delaware 22-3725387
  (State of incorporation)                 (I.R.S. Employer Identification No.)


 103 JFK Parkway, Short Hills, NJ                                        07078
 --------------------------------                                        -----
   (Address of principal executive offices)                          (ZIP Code)

       Registrant's telephone number, including area code: (973) 921-5500


     Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


  Title of Class                                          Shares Outstanding
   Common Stock,                                           at June 30, 2003
par value $0.01 per share                                     73,819,383





                                                    THE DUN & BRADSTREET CORPORATION

                                                           INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                                                   PAGE
-----------------------------                                                                   ----

Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three and Six Months Ended June 30, 2003 and 2002                                          1

Consolidated Balance Sheets
      June 30, 2003 (Unaudited)  and December 31, 2002                                           2

Consolidated Statements of Cash Flows (Unaudited)
      Six Months Ended June 30, 2003 and 2002                                                    3

Notes to Consolidated Financial Statements (Unaudited)                                          4-17

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                17-33

Item 3. Quantitative and Qualitative Disclosures about Market Risk                               33

Item 4. Controls and Procedures                                                                33-34

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                        35

Item 4. Submission of Matters to a Vote of Shareholders                                          35

Item 6. Exhibits and Reports on Form 8-K                                                       35-36

SIGNATURES                                                                                     37-43
----------


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
Amounts in millions, except per share data

                                                                          Three Months Ended                Six Months Ended
                                                                               June 30,                          June 30,
                                                                               ---------                         --------
                                                                        2003             2002             2003             2002
                                                                        ----             ----             ----             ----
Revenue                                                             $   335.0        $   305.9        $  649.7          $  620.6

Operating Expenses                                                      101.8            102.2           207.9             211.0
Selling and Administrative Expenses                                     151.5            122.1           277.4             249.5
Depreciation and Amortization                                            15.7             19.9            31.9              39.4
Restructuring Charge                                                      4.9             30.9            15.8              30.9
                                                                      -------           -------         -------           -------

Operating Costs                                                         273.9            275.1           533.0             530.8
                                                                      -------           -------         -------           -------
Operating Income                                                         61.1             30.8           116.7              89.8
                                                                      -------           -------         -------           -------

Interest Income                                                           0.8              0.6             1.6               1.3
Interest Expense                                                         (4.7)            (4.9)           (9.2)             (9.9)
Other Income (Expense) - Net                                             (0.7)            (3.5)            6.1              (3.8)
                                                                       -------           -------         -------           -------
Non-Operating Income (Expense) - Net                                     (4.6)            (7.8)           (1.5)            (12.4)
                                                                       -------           -------         -------           -------
Income Before Provision for Income Taxes                                 56.5             23.0           115.2              77.4
Provision for Income Taxes                                               21.4             10.9            43.0              31.3
Equity in Net Losses of Affiliates                                         -              (1.2)              -              (1.7)
                                                                       -------          -------         -------           -------
Net Income                                                         $     35.1       $     10.9         $  72.2           $  44.4
                                                                   ==========       ==========          =======           =======

Basic Earnings per Share of Common Stock                           $     0.47       $     0.15        $   0.97          $   0.60
                                                                   ==========       ==========         ========          ========
Diluted Earnings per Share of Common Stock                         $     0.46       $     0.14        $   0.94          $   0.57
                                                                   ==========       ==========         ========          ========

Weighted Average Number of Shares Outstanding - Basic              74,383,000       74,404,000         74,415,000        74,693,000
Weighted Average Number of Shares Outstanding - Diluted            76,893,000       77,126,000         76,722,000        77,439,000

The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets
Amounts in millions, except per share data

                                                                                     (Unaudited)
                                                                                        June 30,          December 31,
                                                                                          2003              2002
                                                                                         ------            ------
Assets
Current Assets
Cash and Cash Equivalents                                                             $   127.4         $   191.9
Accounts Receivable, Net of Allowance of $21.7 at June 30, 2003 and $23.0 at
    December 31, 2002                                                                     306.6             334.9
Short Term Marketable Securities                                                           36.9               4.5
Other Receivables                                                                          37.5              48.3
Other Current Assets                                                                       36.5              34.6
                                                                                      -----------       -----------
     Total Current Assets                                                                 544.9             614.2
                                                                                      ----------        ----------
Non-Current Assets
Property, Plant and Equipment, Net                                                        154.1             149.7
Prepaid Pension Costs                                                                     391.3             367.3
Computer Software, Net                                                                     58.3              69.5
Goodwill, Net                                                                             279.4             183.3
Deferred Income Taxes                                                                      94.3              81.9
Other Non-Current Assets                                                                   84.0              61.8
                                                                                       -----------       -----------
     Total Non-Current Assets                                                           1,061.4             913.5
                                                                                       ---------         ----------
Total Assets                                                                           $1,606.3          $1,527.7
                                                                                        ========          ========
Current Liabilities
Accounts and Notes Payable                                                           $     52.2        $     47.5
Accrued Payroll                                                                            81.2             102.2
Accrued Income Tax                                                                         49.3              49.3
Other Accrued and Current Liabilities                                                     152.9             152.0
Deferred Revenue                                                                          413.5             367.1
                                                                                     ----------        ----------
     Total Current Liabilities                                                            749.1             718.1
                                                                                     ----------        ----------
Pension and Postretirement Benefits                                                       450.8             441.5
Long Term Debt                                                                            299.8             299.9
Other Non-Current Liabilities                                                              84.2              87.0

Contingencies (Note 7)

Shareholders' Equity
Preferred Stock, $0.01 par value per share, authorized - 10,000,000 shares;
    outstanding - none
Series Common Stock, $0.01 par value per share, authorized - 10,000,000 shares;
    outstanding - none
Common Stock, $0.01 par value per share, authorized - 200,000,000 shares; issued
    - 81,945,520                                                                            0.8               0.8
Unearned Compensation Restricted Stock                                                     (4.2)             (0.6)
Capital Surplus                                                                           210.6             218.7
Retained Earnings                                                                         356.1             284.0
Treasury Stock, at cost, 8,126,137 and 7,586,604 shares at June 30, 2003 and
    December 31, 2002, respectively                                                      (265.7)           (240.3)
Cumulative Translation Adjustment                                                        (188.0)           (194.2)
Minimum Pension Liability Adjustment                                                      (87.2)           ( 87.2)
                                                                                     ------------       -----------
Total Shareholders' Equity                                                                 22.4             (18.8)
                                                                                     -----------       -----------
Total Liabilities and Shareholders' Equity                                             $1,606.3          $1,527.7
                                                                                       ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Amounts in millions

                                                                                                         Six Months Ended
                                                                                                              June 30,
                                                                                                     2003               2002
                                                                                                     ----               ----
Cash Flows from Operating Activities:
Net Income                                                                                        $     72.2       $      44.4
     Reconciliation of Net Income to Net Cash Provided by Operating Activities:
     Depreciation and Amortization                                                                      31.9              39.4
     Gain from Sales of Businesses                                                                      (0.4)                -
     Equity Losses in Excess of Dividends Received from Affiliates                                         -               1.7
     Restructuring Charge, Net and Other Asset Impairments                                              15.8              30.9
     Restructuring Payments                                                                            (15.9)            (16.1)
     Deferred Income Taxes                                                                              (3.1)             12.1
     Accrued Income Taxes, Net                                                                          16.3               5.5
     Changes in Current Assets and Liabilities:
         Decrease in Accounts Receivable                                                                48.6              40.8
         Net (Increase) Decrease in Other Current Assets                                                (5.2)              0.8
         Net Increase in Deferred Revenue                                                               22.8              15.5
         Net Decrease in Accounts Payable                                                               (2.0)             (5.5)
         Net Decrease in Accrued Liabilities                                                           (36.5)            (45.6)
         Net Decrease in Other Current Liabilities                                                      (3.8)             (3.7)
     Changes in Non-Current Assets and Liabilities:
         Increase in Other Long Term Assets                                                            (22.5)            (21.5)
         Net Increase in Long Term Liabilities                                                           7.5               0.4
    Other                                                                                                5.0               6.0
                                                                                                     --------     --------------
Net Cash Provided by Operating Activities                                                              130.7             105.1
                                                                                                       -----             -----
Cash Flows from Investing Activities:
Proceeds from Sales of Real Estate                                                                         -              21.5
Net Investments in Marketable Securities                                                               (28.3)                -
Proceeds from Sales of Businesses                                                                        1.1                 -
Payments for Acquisitions of Businesses, Net of Cash Acquired                                          (98.0)                -
Capital Expenditures                                                                                    (5.9)             (6.1)
Additions to Computer Software and Other Intangibles                                                    (9.4)            (15.0)
Investments in Unconsolidated Affiliates                                                                (1.9)             (0.9)
Other                                                                                                  (14.4)             (1.5)
                                                                                                 ------------       -------------
Net Cash Used in Investing Activities                                                                 (156.8)             (2.0)
                                                                                                 ------------       -------------
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares                                                              (53.6)           (111.3)
Net Proceeds from Stock Plans                                                                           10.3               7.8
Other                                                                                                    0.8               0.5
                                                                                                 -------------      -------------
Net Cash Used in Financing Activities                                                                  (42.5)           (103.0)
                                                                                                 ------------       ------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                             4.1               1.7
                                                                                                 ------------       -------------
Net (Decrease) Increase in Cash and Cash Equivalents                                                   (64.5)              1.8
Cash and Cash Equivalents, Beginning of Period                                                         191.9             145.3
                                                                                                 -----------        ------------
Cash and Cash Equivalents, End of Period                                                         $     127.4       $     147.1
                                                                                                 ===========         ===========
Supplemental Disclosure of Cash Flow Information:
     Cash Paid
         Income Taxes, Net of Refunds                                                            $      28.0       $      12.5
         Interest                                                                                $       8.6       $       9.3

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular dollar amounts in millions, except per share data)


Note 1 - Basis of Presentation

       These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation's ("D&B" or "We") Annual Report on Form 10-K for the year ended December 31, 2002. The consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. We have reclassified certain prior period amounts to conform to our current presentation (see Note 9).


Note 2 - Recent Accounting Pronouncements

       In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with restructuring activities, including severance and lease termination obligations. It nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 is the timing of liability recognition. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, be recognized when the liability is incurred, rather than at the date of a company's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Our adoption of SFAS No. 146 will result in expense recognition over a period of time rather than at one time for the restructuring activities we undertake after December 31, 2002.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FASB No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair-value method of accounting for stock-based employee compensation. SFAS No. 148 does not require companies to account for employee stock-based awards using the fair-value method. We will continue to utilize the instrinsic method of accounting for stock-based compensation as allowed in APB Opinion No. 25, "Accounting for Stock Issued to Employees."

       SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. In the table below, we disclose this effect.


                                                               Three Months                       Six Months
                                                              Ended June 30,                    Ended June 30,
                                                              --------------                    --------------
                                                          2003             2002             2003              2002
                                                      --------------   --------------  ---------------  -----------------
Reported Net Income                                  $  35.1             $  10.9        $ 72.2           $ 44.4

Add: Stock compensation cost under the intrinsic
    method, included in net income, net of tax
    benefit                                              0.5                 0.1           0.8              0.3
Deduct: Total stock compensation cost under
    fair-value method for all awards, net of tax
    benefits                                            (3.3)               (2.0)         (5.8)            (3.9)
                                                    --------            --------        --------            -----
Pro forma Net Income                                  $ 32.3             $   9.0         $67.2            $40.8
                                                     =======             ======         =======            =====

Basic EPS:
      As reported                                     $ 0.47            $   0.15       $  0.97           $ 0.60
                                                      ======              ======         =======          =======
      Pro forma                                       $ 0.43            $   0.12       $  0.90           $ 0.55
                                                      ======              ======         =======          =======

Diluted EPS:
      As reported                                     $ 0.46            $   0.14       $  0.94           $ 0.57
                                                      ======              ======        =======          ========
      Pro forma                                       $ 0.42            $   0.12       $  0.88           $ 0.53
                                                      ======             =======         =======         ========


     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as described in SFAS 133. SFAS No. 149 also clarifies when a derivative contains a financing component. SFAS No. 149 is generally effective for derivative instruments entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 is effective for D&B beginning with our third quarter, 2003. We are currently assessing the impacts, if any, that the specific requirements of SFAS No. 149 may have on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN No. 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. Under the provisions of FIN No. 45, we are required to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to all guarantees issued or modified after December 31, 2002. Guarantees issued or modified during the six months ended June 30, 2003 did not have a material impact on our consolidated financial statements.

       With respect to FIN No. 45, D&B is potentially liable for certain tax matters and a legal proceeding commenced by Information Resources, Inc. Please see Note 7 of our consolidated financial statements for a discussion of our obligations with respect to these matters.

       Additionally, in the normal course of business, D&B indemnifies other parties, including customers, lessors and parties to other transactions with D&B, with respect to certain matters. D&B has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. D&B has also entered into indemnity obligations with its officers and directors of the company. Additionally, in certain circumstances D&B issues guarantee letters on behalf of our wholly-owned subsidiaries for specific situations. It is not possible to determine the maximum potential amount of future payments under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by D&B under these agreements have not had a material impact on our consolidated financial statements.

       In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and established standards for determining the circumstances under which a variable interest entity ("VIE") should be consolidated with its primary beneficiary. FIN No. 46 also requires disclosure about VIEs that we are not required to consolidate but in which we have a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We have reviewed FIN No. 46 to determine its impact, if any, on future periods, and do not expect any material accounting or disclosure requirement under the provisions of the interpretation.

       In November 2002, the Emerging Issues Task Force reached a final consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Elements" ("EITF No. 00-21"), which provides guidance on how arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. EITF No. 00-21 also requires a description of multiple-element arrangements and disclosure of the accounting policy for recognition of revenue from these arrangements. The guidance of EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We have reviewed our revenue recognition practices with respect to multiple deliverables. We have determined that EITF No. 00-21 will not have any material impact on our current revenue recognition practices and will not have any material impact on our consolidated financial statements.

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

       During the second quarter of 2003, we recognized a $4.9 million restructuring charge for severance and termination costs in connection with the fourth phase of our Financial Flexibility program in accordance with SFAS No.
146. Through the first six months of 2003, we have recorded $15.8 million of restructuring charges in connection with the fourth phase of our Financial Flexibility program. The year-to-date charge includes $15.5 million for severance and lease termination costs related to approximately 450 employees (including a $0.5 million pension plan curtailment charge due to the fourth phase headcount actions discussed in the following paragraph) and $0.3 million for lease termination obligations. As of June 30, 2003, approximately 300 employees have been terminated under the fourth phase of our financial flexibility program. Under SFAS No. 146, the amount recorded represents the liabilities incurred during the first and second quarter for each of these obligations. Additional restructuring charges are expected to be incurred in the third quarter 2003 as additional program actions are taken. In total, we expect to record approximately $16.4 million for all restructuring charges related to the fourth phase of our Financial Flexibility program. This includes $16.1 million for severance and termination costs related to approximately 550 employees and $0.3 million for lease termination obligations.

       In accordance with SFAS No. 87 and SFAS No. 88, we are required to recognize a one-time curtailment charge for the estimated pension expense impact to the Dun & Bradstreet Corporation Retirement Account (the "U.S. Qualified Plan") related to the headcount actions of the fourth phase of our Financial Flexibility program announced on January 13, 2003. The curtailment accounting requirement of SFAS No. 88 requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g., full vesting). For the U.S. Qualified Plan, these items together resulted in an immediate curtailment charge to earnings of $0.5 million in the first quarter 2003, included in the $16.1 million full year charge above.

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

       As of June 30, 2003, we have terminated approximately 2,900 of the 3,250 employees affected under all four phases of the Financial Flexibility program, including the approximately 400 employees who were transitioned to CSC, as mentioned above. By the end of the third quarter 2003, approximately 250 additional employees worldwide will have their positions terminated in connection with the fourth phase. By September 30, 2003 approximately 100 employees will be terminated in connection with the third phase of our Financial Flexibility program due primarily to the timing of certain actions taken in our North American operations. This will bring the total number of employees terminated (via termination and voluntary attrition) in connection with the four phases of the Financial Flexibility program, since its inception in October 2000, to approximately 3,250, reflecting the elimination of 3,550 positions (including 300 open positions).

       The following table sets forth the restructuring reserves and utilization to date related to the fourth phase of our Financial Flexibility program in accordance with SFAS No. 146.

                                                                                       Lease
                                                     Severance and     Pension      Termination
                                                      Termination    Curtailment    Obligations       Total
                                                     -------------  -------------  -------------   -------------

Total Charge to be Incurred during 2003                 $   15.6          $   0.5        $   0.3       $  16.4
                                                        ========          =======        =======       =======

Charge Taken during First Quarter 2003                  $   10.1          $   0.5        $   0.3       $  10.9
Payments/Curtailment during First Quarter 2003              (2.6)            (0.5)             -          (3.1)
                                                        ---------         -------        -------        -------
Balance Remaining as of March 31, 2003                 $     7.5         $     -         $   0.3      $    7.8
                                                       =========         =======         =======       ========
Charge Taken during Second Quarter 2003                 $    4.9         $     -        $     -       $    4.9
Payments during Second Quarter 2003                         (4.5)              -            (0.1)         (4.6)
                                                        ---------         -------        -------       --------
Balance Remaining as of June 30, 2003                  $     7.9         $     -         $   0.2      $    8.1
                                                       =========         =======         =======       ========

       The following table sets forth the reserves and utilization to date related to the third phase of our Financial Flexibility program under the requirements of EITF No. 94-3 (see Note 2).


                                                          2002
                                        Original        Payments/       Balance at       2003       Balance at
                                        Charge       Asset Write-offs   12/31/2002     Payments      6/30/2003
                                     -------------  -----------------  ------------- ------------- -------------

                  2002 (Phase III)
                     Restructuring
                     Charge for:
                  Severance and
                     Termination          $18.6          $  (7.3)       $  11.3       $  (6.7)         $ 4.6

                  Asset Write-Offs         10.6            (10.6)             -             -              -

                  Lease Termination
                     Obligations            1.7             (0.2)           1.5             -            1.5
                                        --------     -------------     ---------      -----------  ---------
                                          $30.9          $ (18.1)       $  12.8        $  (6.7)        $ 6.1
                                         ======       ===========       =======        ========     ========


       We completed all the actions contemplated under the first phase of our Financial Flexibility program by the end of 2001 and completed the actions under the second phase by June 30, 2002. As of June 30, 2003, the remaining restructuring reserves under phase one and phase two of our Financial Flexibility programs were not material. Due to the timing of certain events in our North American operations, we will complete the actions under the third phase of our Financial Flexibility program by September 30, 2003. There have not been any significant changes to our original plans.


Note 4 - Notes Payable and Indebtedness

       Our borrowings at June 30, 2003 and December 31, 2002, including interest rate swaps designated as hedges, are summarized below:

                                                               June 30, 2003         December 31, 2002
                                                               -------------         -----------------
                                                                Liab (Asset)           Liab (Asset)
            Notes Payable - Current                             $     0.1                   $     0.1
                                                                 ---------                  -----------

       Fair Value Of Long-Term Fixed Rate Notes                  $  307.0                  $    305.7
       Fair Value Of Interest-Rate Swaps                             (7.3)                       (6.0)
       Other                                                          0.1                         0.2
                                                                  --------                  -----------
       Long Term Debt                                             $ 299.8                  $    299.9
                                                                  =========                  ==========


Note 5 -Reconciliation of Weighted Average Shares


                                                                      Three Months Ended             Six Months Ended
                                                                           June 30,                      June 30,
                                                                           --------                      --------
                                                                     2003            2002           2003           2002
                                                                     ----            ----           ----           ----
                                                                  (Shares data in thousands)    (Shares data in thousands)
Weighted average number of shares-basic                           74,383        74,404             74,415         74,693
Dilutive effect of shares issuable under stock options,
restricted stock and performance share plans                       2,391         2,682              2,183          2,672

Adjustment of shares applicable to stock options exercised
during the period and performance share plans                        119            40                124             74
                                                                 --------       --------        ---------       ----------
     Weighted average number of shares-diluted                    76,893         77,126             76,722        77,439
                                                                 =======        =======          =========      ==========

       During the second quarter of 2003 and 2002, we repurchased 531,000 and 425,900 shares of stock for $20.9 million and $16.1 million, respectively, to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the second quarter of 2003, we repurchased 493,800 shares in connection with a previously announced $100 million share repurchase program for $19.5 million. For the six months ended June 30, 2003, we repurchased 808,300 shares in connection with the $100 million share repurchase program for $30.3 million. For the six months ended June 30, 2003 and 2002, we repurchased 601,000 and 670,700 for $23.3 million and $26.2 million, respectively, to mitigate the dilutive effect of the shares under our stock incentive plans and Employee Stock Purchase Plan. During the first quarter of 2002, we repurchased 2.5 million shares at the market price of $85.1 million, in a privately negotiated block trade.

       Options to purchase 216,130 and 43,425 shares of common stock at June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock. Our options generally expire 10 years after the grant date.


Note 6 - Comprehensive Income

       Total comprehensive income for the three months and six months ended June 30, 2003 and 2002, which includes net income and other gains and losses that affect shareholders' equity, was as follows:


                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,

                                                          2003            2002            2003            2002
                                                          ----            ----            ----            ----
Net Income                                               $ 35.1           $ 10.9          $ 72.2          $ 44.4
Other Comprehensive Income (Loss)
   Foreign Currency Translation Adjustment                  4.7              1.5             6.2             2.0
   Unrealized Losses On Investments                        (0.1)              -             (0.1)           (0.2)
                                                          -----           ------           ------           -----
Total Comprehensive Income                              $  39.7           $ 12.4          $ 78.3          $ 46.2
                                                         ======           ======          =======          ======


Note 7 - Contingencies

       We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probability of the outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

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


Tax Matters
-----------

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

Utilization of Capital Losses -- 1989-1990.

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

       Subsequent to making its 2000 payment to the IRS, IMS sought to obtain partial reimbursement from NMR under the terms of the 1998 Cognizant Distribution. NMR paid IMS less than IMS sought. In 2001, IMS filed an arbitration proceeding against NMR claiming that NMR underpaid to IMS its proper allocation of the above tax payments. Neither Donnelley/D&B1 nor we are a party to the 1998 Cognizant Distribution. IMS nonetheless sought to include Donnelley/D&B1 in this arbitration, arguing that if NMR should prevail in its interpretation, then IMS could seek the same interpretation in an alternative claim against Donnelley/D&B1. In 2002, the arbitration panel ruled that Donnelley/D&B1 properly belonged as a party to the arbitration. Hearings before the arbitration panel were held in 2002. In April 2003, the arbitration panel found in favor of IMS on its claim against NMR and dismissed IMS' alternative claim against Donnelley/D&B1. Therefore, D&B has no potential current or future liability relating to IMS' claim.

Royalty Expense Deductions -- 1993-1996.

     In the second quarter of 2003, we received on behalf of Donnelley/D&B1 an IRS agent's examination report with respect to a partnership transaction entered into in 1993.

       Specifically, the IRS is disallowing certain royalty expense deductions claimed by Donnelley/D&B1 on its 1993-1996 tax returns. We estimate that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to us of $5 million in pending tax refunds. We also estimate that the disallowance of the 1995 and 1996 royalty expense deductions would require payment from us of up to $42 million (tax, interest and penalties, net of associated tax benefits).

       In addition, and also in the second quarter of 2003, we received on behalf of the partnership associated with the above transaction an IRS agent's examination report challenging the tax treatment of certain royalty payments received by the partnership in which Donnelley/D&B1 was a partner. The IRS is seeking to reallocate certain partnership income to Donnelley/D&B1. Our share of this income would require an additional payment from us of $20 million (tax, interest and penalties, net of associated tax benefits). We believe that this position is inconsistent with the IRS' position with respect to the same royalty expense deductions described above.

       If the IRS were to prevail in its position, we would share responsibility for the matter with Moody's, IMS and NMR, as disclosed above. If we, on behalf of Donnelley/D&B1, were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, the disputed amounts would need to be paid. We are reviewing the options available to vigorously contest the IRS' position.


Amortization Expense Deductions -- 1997-2002.

     The IRS has requested documentation with respect to a transaction entered into in 1997 by Donnelley/D&B1 that produces amortization expense deductions. While we believe the deductions are appropriate, the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the assessment were to be challenged by us in U.S. District Court, we estimate that our cash payment to the IRS with respect to deductions claimed to date and including any potential assessment of penalties of $7.1 million, could be up to $47.7 million (tax, interest and penalties, net of associated tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated by us, our cash exposure, based on current interest rates and tax rates, would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted.

                               * * * * * * * * * *
       We have considered the foregoing tax matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities and have an overall reserve of $98 million recorded in the consolidated financial statements, which we believe is adequate for our share of the current exposures in these matters. Any payments that would be made for these exposures would be significant to us in the period a cash payment took place.


Legal Proceedings
-----------------

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

       In April 2003, the court denied a motion for partial summary judgement by defendants that sought to dismiss certain of IRI's claims. Discovery in the case is continuing and a trial date has been scheduled for September 2004.

       In connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley/D&B1 entered into an Indemnity and Joint Defense Agreement, pursuant to which they agreed to:

o allocate potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI action; and

o    conduct a joint defense of such action

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


Hoover's - Initial Public Offering Litigation

         On November 15, 2001, a putative shareholder class action lawsuit was filed against Hoover's, certain of its current and former officers and directors (the "Individual Defendants"), and one of the investment banks that was an underwriter of Hoover's July 1999 initial public offering ("IPO"). The lawsuit was filed in the United States District Court for the Southern District of New York and purports to be a class action filed on behalf of purchasers of the stock of Hoover's during the period from July 20, 1999, through December 6, 2000. An Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Hoover's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices above the IPO price. Plaintiffs allege that the Prospectus for Hoover's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. On July 15, 2002, Hoover's moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Hoover's. A Memorandum of Understanding ("MOU") and related agreements setting forth the terms of a settlement between Hoover's and the plaintiff class have been drafted for consideration. The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the approximately three hundred companies that are the subject of similar actions, the negotiation of a settlement agreement, and approval by the Court. Hoover's expects to participate in the proposed settlement.

         If the settlement is ultimately approved and implemented in its current form, Hoover's reasonably foreseeable exposure in this matter, if any, would be limited to amounts which would be covered by existing insurance. If the settlement is not approved in its current form, we cannot predict the final outcome of this matter or whether such outcome or ultimate resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.


Pension Plan Litigation

       In March 2003, a lawsuit seeking class action status was filed against us in federal court in Connecticut on behalf of 46 specified former employees, as well as:

o current D&B employees who are participants in the Dun & Bradstreet Retirement Account and were previously participants in its predecessor plan, The Dun & Bradstreet Master Retirement Plan;

o current employees of Receivable Management Services Corporation ("RMSC") who are participants in The Dun & Bradstreet Retirement Account and were previously participants in its predecessor plan, The Dun & Bradstreet Master Retirement Plan; and

o former D&B or RMSC employees who received a deferred vested retirement benefit under either the Dun & Bradstreet Retirement Account or The Dun & Bradstreet Master Retirement Plan.

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

       The plaintiffs purport to seek appropriate equitable relief in the form of either reinstatement of employment with D&B or restoration of employee benefits (including stock options); invalidation of the plan rate of 6 3/5% used to actuarially reduce former employees' early retirement benefits; attorneys' fees and such other relief as the court may deem just.

       We deny all allegations of wrongdoing and are aggressively defending the case. We are unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of this matter has been accrued in our consolidated financial statements.


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

       We are in the process of finalizing the valuation of the acquired deferred tax asset in connection with the acquisition. As a result, the allocation of the purchase price is subject to refinement.

       On April 30, 2003, we paid $6.2 million to acquire controlling interests in three privately-held Italian real estate data companies: 100% interests in Italservice Bologna S.r.l. and Datanet S.r.l. and a 51% interest in RDS S.r.l. In addition, we paid $1.9 million to acquire 17.5% of RIBES S.p.A., a leading provider of business information to Italian banks. As a result, together with the minority interest held by our subsidiary Data House S.p.A., our interest in RIBES S.p.A. increases to 35%. The transaction was funded with cash on hand.

       The Italian acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141. The purchase price for controlling interests of the three companies, together with the capitalized transaction costs allowed under SFAS No. 141, was allocated to the acquired assets and liabilities on the basis of respective fair value. As a result, goodwill of $7.2 million was recognized and assigned to our International segment.

       The impact that the Hoover's, Inc. and Italian acquisitions would have had on our results had the acquisitions occurred at the beginning of 2003 is not deemed significant as defined by accounting requirements and, as such, pro-forma results have not been presented.

Note 9 - Segment Information

       We have consolidated the management of all international activities into a single management structure and, effective January 1, 2003, began managing our businesses in Europe, Africa and Middle East region ("Europe") and Asia Pacific and Latin America region ("APLA") as one segment, "International." Since introducing our Blueprint for Growth strategy, we have significantly reduced our investment in the APLA region through the sales of certain businesses and the contribution of other businesses into minority investments. We have reclassified prior period presentations to conform to this revised segment reporting.


                                                                           Three Months Ended           Six Months Ended
                                                                                June 30,                    June 30,
                                                                                --------                    --------
                                                                           2003          2002          2003          2002
                                                                           ----          ----          ----          ----
Operating Revenues:
    North America                                                     $  229.3         $ 215.2    $  455.8         $  454.9
    International                                                        105.7            90.7       193.9            165.7
                                                                      ---------         --------  ---------     ------------
Consolidated Total                                                    $  335.0         $  305.9    $ 649.7         $  620.6
                                                                      ========         ========   ========      ===========

Operating Income (Loss):
    North America                                                     $  68.4          $   66.0   $  148.7         $  146.2
    International                                                        16.4              14.1       17.7             10.1
                                                                      ---------     ------------  ----------    -------------
       Total Divisions                                                   84.8              80.1      166.4            156.3
    All Other (1)                                                       (23.7)            (49.3)     (49.7)           (66.5)
                                                                      ---------     ------------  ----------    --------------
Consolidated Total                                                       61.1              30.8      116.7             89.8
    Non-Operating Income (Expense)-- Net                                 (4.6)             (7.8)      (1.5)           (12.4)
                                                                      ---------     ------------  -----------   -------------
Income before Provision for Income Taxes                              $  56.5       $      23.0   $  115.2      $      77.4
                                                                       =======        ==========    ========      ===========


(1) The following table itemizes "Other"

Corporate Costs                                                          ($11.3)        ($9.1)       ($21.0)       ($18.9)
Transition Costs                                                           (7.5)         (9.3)        (12.9)        (16.7)
Restructuring Expense                                                      (4.9)        (30.9)        (15.8)        (30.9)
                                                                          -----         ------        ------        ------
Total Other                                                              ($23.7)       ($49.3)       ($49.7)       ($66.5)
                                                                         =======       =======       =======       =======

Supplemental Geographic and Product Line Information:

                                                                           Three Months Ended           Six Months Ended
                                                                                June 30,                    June 30,
                                                                                --------                    --------
                                                                           2003          2002          2003          2002
                                                                           ----          ----          ----          ----

Geographic Revenues:
    United States                                                     $ 221.2         $ 208.0     $ 440.1         $ 441.3
    International                                                       113.8            97.9       209.6           179.3
                                                                      --------      -----------   --------      ----------
Total Geographic Revenue                                              $ 335.0         $ 305.9     $ 649.7        $  620.6
                                                                      =======       =========     ========      =========

Product Line Revenues:

North America:
      Risk Management Solutions                                       $ 153.0       $ 150.5        $ 304.7       $ 305.4
      Sales & Marketing Solutions                                        61.3          59.5          128.2         138.5
      Supply Management Solutions                                         6.9           5.2           12.3          11.0
      E-Business Solutions                                                8.1            -            10.6               -
                                                                      ----------    ---------     -----------   -------------
    Core Revenue                                                        229.3         215.2          455.8         454.9
    Divested Businesses                                                    -             -               -             -
                                                                     -----------   -----------   ------------- -------------
Total North America                                                   $ 229.3       $ 215.2       $  455.8      $  454.9
                                                                      -------       -------       ---------     ---------

International:
      Risk Management Solutions                                        $ 86.2        $  70.0       $  158.6      $ 130.2
      Sales & Marketing Solutions                                        16.6           17.4           30.3         30.6
      Supply Management Solutions                                         2.9            3.0            5.0          4.4
                                                                      ---------     ----------    ------------  -----------
    Core Revenue                                                        105.7           90.4          193.9        165.2
    Divested Businesses                                                     -            0.3              -          0.5
                                                                     -----------   ----------    ------------  -----------
Total International                                                    $105.7        $  90.7       $  193.9      $ 165.7
                                                                      -------       --------      ---------     --------

Consolidated Operating Revenues:
      Risk Management Solutions                                         $ 239.2       $ 220.5      $  463.3      $ 435.6
      Sales & Marketing Solutions                                          77.9          76.9         158.5        169.1
      Supply Management Solutions                                           9.8           8.2          17.3         15.4
      E-Business Solutions                                                  8.1             -          10.6           -
                                                                      ----------    ----------    ----------    -----------
    Core Revenue                                                          335.0         305.6         649.7        620.1
    Divested Businesses                                                       -           0.3            -           0.5
                                                                      -----------   ----------    ----------    ----------
Total Revenue                                                           $ 335.0       $ 305.9       $ 649.7      $ 620.6
                                                                        =======       =======       ========      =======

                                                                      June 30,            December 31,
                                                                        2003                  2002
                                                                       ------                ------
Assets:
      North America                                                   $  442.9             $    366.0
      International                                                      504.3                  493.1
                                                                      ---------          -------------
          Total Divisions                                                947.2                  859.1
      All Other (primarily U.S. pensions and taxes)                      659.1                  668.6
                                                                      ---------          -------------
Total Assets                                                          $1,606.3              $ 1,527.7
                                                                      ========              =========


Goodwill:
                                                                       June 30,           December 31,
                                                                         2003                  2002
                                                                        ------                ------
       North America                                                 $   118.0           $     51.6
       International                                                     161.4                131.7
                                                                      ----------        ------------
Total Goodwill                                                       $   279.4            $   183.3
                                                                       =========         ===========

Note 10 - Subsequent Events

Sale of Our European Headquarters Building

       On April 9, 2003, we signed a contract to sell our High Wycombe, England, building. We will continue to operate from a portion of the building for a multi-year period after the sale. The transaction closed on July 31, 2003. In the third quarter 2003, we will recognize a pre-tax loss on the sale of the building of approximately $14 million. Cash proceeds received from the sale were approximately $80 million.

Sale of Our Israeli Operations

       On July 31, 2003, we sold our Israeli operations. In the third quarter 2003, we will recognize a pre-tax loss on the sale of approximately $4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

       The Dun & Bradstreet Corporation's ("D&B" or "We") discussion and analysis of our financial condition and results of operations for the second quarter 2003, and for the six months ended June 30, 2003, are based upon D&B's unaudited consolidated financial statements for that period. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. Our financial statements should be read in conjunction with the consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations, which appear in D&B's Annual Report on Form 10-K for the year ended December 31, 2002.

       D&B provides the information, tools and expertise to help customers "Decide with ConfidenceTM." On January 1, 2003, we began managing our businesses in two operating segments:

o U.S. and Canada, which we refer to as "North America," is our largest segment, contributing 68% and 70% of our total revenue for the second quarter 2003 and six months ended June 30, 2003, respectively;

o    Europe,   Asia   Pacific   and  Latin   America,   which  we  refer  to  as
     "International," representing 32% and 30% of our total revenue for the second quarter 2003 and six months ended June 30, 2003, respectively.

       In each segment, D&B's core product lines are: Risk Management Solutions, Sales & Marketing Solutions and Supply Management Solutions.

o Risk Management Solutions -- our largest solution set, contributed 71% of our total revenue for the second quarter 2003 and six months ended June 30, 2003;

o Sales & Marketing Solutions-- our next largest solution set, contributed 23% and 24% of our total revenue for the second quarter 2003 and six months ended June 30, 2003, respectively;

o    Supply   Management   Solutions  --  one  of  our  smaller  solution  sets,
     contributed 3% of our total revenue for the second quarter 2003 and six months ended June 30, 2003.

       These core product lines, or customer solution sets, are discussed in greater detail in "Item 1. Business" of our Form 10-K for the year ended December 31, 2002.

       In addition, beginning with our first quarter 2003, we began reporting a fourth core product line, E-Business Solutions, representing the results of Hoover's, Inc. since we acquired the business on March 3, 2003. E-Business Solutions contributed 3% and 2% of our total revenue for the second quarter 2003 and six months ended June 30, 2003 respectively, and is included in our North American segment results.

       In 2001, we launched a series of E-Business offerings in North America that provide access to, and delivery of, D&B products via the web. We continue to report the results of these product offerings in our Risk Management Solutions and Sales & Marketing Solutions product lines.

       Within our Risk Management Solutions and our Sales & Marketing Solutions, we monitor the performance of our older, more "traditional" products and our newer, "value-added products," because we expect the value-added products to be primary drivers of D&B's future revenue growth.

       Our traditional Risk Management Solutions generally consist of reports derived from our database which are used primarily for making decisions about new credit applications. An example is our Business Information Report, or BIR. Our traditional Risk Management Solutions constituted 84% and 83% of our Risk Management Solutions revenue for the second quarter 2003 and six months ended June 30, 2003, respectively. Traditional Risk Management Solutions constituted 60% and 59% of D&B's total revenue for the second quarter 2003 and six months ended June 30, 2003, respectively. Our value-added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our value-added Risk Management Solutions constituted 16% and 17% of our Risk Management Solutions revenue for the second quarter 2003 and six months ended June 30, 2003, respectively. Value-added Risk Management Solutions constituted 11% and 12% of D&B's total revenue for the second quarter 2003 and six months ended June 30, 2003.

       Our traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities, and constituted 59% and 58% of our Sales & Marketing Solutions revenue for the second quarter 2003 and six months ended June 30, 2003, respectively. Traditional Sales & Marketing constituted 14% of D&B's total revenue for the second quarter 2003 and six months ended June 30, 2003. Our value-added Sales & Marketing Solutions generally include automated decision-making and customer information management solutions, and constituted 41% and 42% of our Sales & Marketing Solutions revenue for the second quarter 2003 and six months ended June 30, 2003 respectivley. Value-added Sales & Marketing Solutions constituted 10% of D&B's total revenue for the second quarter 2003 and six months ended June 30, 2003.

How We Evaluate Performance

       For internal management purposes, we use total revenue excluding the revenue of divested businesses, which we refer to as "core revenue," to manage and evaluate the performance of our business, because it reflects revenue from our ongoing operations. Core revenue includes the revenue from acquired businesses from the date of acquisition.

       We also isolate the effects of changes in foreign exchange rates on our business. While we take steps to manage our exposure to foreign currency, we believe that changes in revenue growth due to exchange rate movements are not reflective of our underlying business performance. As a result, we monitor our core revenue growth both including and excluding the effects of foreign exchange. We refer to these measures as revenue growth "after the effects of foreign exchange" and "before the effects of foreign exchange," respectively.

       We evaluate our results excluding restructuring charges (whether recurring or non-recurring) and certain other items that we consider do not reflect our underlying business performance (which we refer to as "non-core gains and charges"). For the second quarter 2003 and 2002, these non-core gains and charges were restructuring charges of $4.9 million and $30.9 million, respectively. For the six months ended June 30, 2003, these non-core gains and charges were $15.8 million of restructuring charges and $7.0 million of insurance recovery related to the World Trade Center tragedy. For the six months ended June 30, 2002, these non-core gains and charges were restructuring charges of $30.9 million.

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

Consolidated Revenues

       The following tables present our revenue by segment and product line for the second quarter 2003 and 2002 and for the six months ended June 30, 2003 and 2002. Additionally, these tables reconcile the non-GAAP measures of core revenue, both before and after the effect of foreign exchange, and total revenue before the effect of foreign exchange, to the GAAP measure of total revenue.

                                                                  Growth (Decline)                  Growth (Decline)
                                                                   vs. Prior Year        Less:       vs. Prior Year
                                      Three Months Ended            Period After      Effects of      Period Before
                                            June 30,              Effects of Foreign   Foreign     Effects of Foreign
                                           2003   2002                Exchange         Exchange         Exchange
                                           ----- -----                --------         --------         --------
                                       (Amounts in millions)
Revenues by Segment:
   North America                      $229.3         $215.2               7%               1%               6%
   International                       105.7           90.4              17%              18%              (1%)
                                      ------        --------
Core Revenue                           335.0          305.6              10%               6%               4%
   Divested Businesses                     -            0.3              N/M                -              N/M
                                      ---------     ---------
Total Revenue                         $335.0        $ 305.9              10%               6%               4%
                                      ======        =======

                                                                   Growth (Decline)                  Growth (Decline)
                                                                   vs. Prior Year        Less:       vs. Prior Year
                                         Three Months Ended            Period After      Effects of      Period Before
                                            June 30,              Effects of Foreign   Foreign     Effects of Foreign
                                           2003   2002                Exchange         Exchange         Exchange
                                           ----- -----                --------         --------         -------
                                       (Amounts in millions)
Revenues by Product Line:
   Risk Management Solutions           $ 239.2        $220.5             9%               7%              2%
   Sales & Marketing Solutions            77.9          76.9             1%               3%             (2%)
   Supply Management                       9.8           8.2            19%               8%             11%
     Solutions
   E-Business Solutions                    8.1             -            N/M               -               N/M
                                      ---------      ---------
Core Revenue                             335.0         305.6            10%               6%              4%
   Divested Businesses                       -           0.3            N/M               -               N/M
                                      ----------     --------
Total Revenue                           $335.0         $305.9           10%               6%              4%
                                        ======         ======


                                                                   Growth (Decline)                  Growth (Decline)
                                                                   vs. Prior Year        Less:       vs. Prior Year
                                         Six Months Ended            Period After      Effects of      Period Before
                                            June 30,              Effects of Foreign   Foreign     Effects of Foreign
                                           2003   2002                Exchange         Exchange         Exchange
                                           ----- -----                --------         --------         -------
                                       (Amounts in millions)
Revenues by Segment:
   North America                       $455.8         $454.9              -                 -               -
   International                        193.9          165.2            17%               17%               -
                                      -------        -------
Core Revenue                            649.7          620.1             5%               5%                -
   Divested Businesses                      -            0.5            N/M                -               N/M
                                      ---------      ---------
Total Revenue                          $649.7        $ 620.6             5%               5%                -
                                      ======         =======

                                                                 Growth (Decline)                  Growth (Decline)
                                                                   vs. Prior Year        Less:       vs. Prior Year
                                         Six Months Ended           Period After      Effects of      Period Before
                                            June 30,              Effects of Foreign   Foreign     Effects of Foreign
                                           2003   2002                Exchange         Exchange         Exchange
                                           ----- -----                --------         --------         -------
                                       (Amounts in millions)
Revenues by Product Line:
   Risk Management Solutions            $ 463.3        $435.6             6%               5%              1%

   Sales & Marketing Solutions            158.5         169.1            (6%)              3%             (9%)
   Supply Management Solutions             17.3          15.4            13%               6%              7%
   E-Business Solutions                    10.6            -             N/M               -               N/M
                                      ---------      ---------
Core Revenue                              649.7         620.1             5%               5%               -
   Divested Businesses                        -           0.5            N/M               -               N/M
                                      ----------     --------
Total Revenue                           $ 649.7        $620.6             5%               5%               -
                                        =======        ======






Three Months Ended June 30, 2003

       For the three months ended June 30, 2003, core revenue increased $29.4 million, or 10% (including six percentage points of growth from favorable movements in foreign exchange rates and five percentage points from acquisitions), compared with the three months ended June 30, 2002. The revenue increase was driven by revenue growth in North America of $14.1 million and International of $15.3 million, or 7% (including one percentage point of growth from favorable movements in foreign exchange rates) and 17% (including eighteen percentage points of growth from favorable movements in foreign exchange rates), respectively. First quarter 2002 total revenue includes revenue from our Korean business, which was divested in the quarter ended December 31, 2002.

       On a product-line basis, our core revenue results in the second quarter of 2003 versus the second quarter of 2002 reflect:

o an $18.7 million, or 9%, growth in Risk Management Solutions, including seven percentage points of growth from favorable movements in foreign exchange rates and three percentage points of growth due to the acquisition of Data House in the third quarter of 2002 and the Italian real estate acquisitions in April 2003. Traditional Risk Management Solutions grew 9%, and our value-added Risk Management Solutions grew 8%, benefiting by seven and three percentage points of growth due to the effects of foreign exchange, respectively. Within our Traditional Risk Management Solutions, the increase was primarily driven by the launch of the enhanced BIR at a higher price as well as growth in other traditional products including Comprehensive Report, Self-Analysis, and Monitoring. In our value-added Risk Management Solutions, our portfolio management solutions products continued to perform well in the United States, which reflects our recent investments in our Enterprise Risk Assessment Manager product line, that provides more value to our customers in managing their credit portfolios. Additionally, we have increased the portion of our customers' portfolio that we manage through this product.

o a $1 million, or 1%, increase in Sales & Marketing Solutions, including three percentage points of favorable movement in foreign exchange rates. Traditional Sales & Marketing Solutions declined 7%, while our value-added Sales & Marketing Solutions grew 15%, reflecting four and two percentage points of growth from foreign exchange, respectively. Traditional Sales & Marketing Solutions is the area of our business that is very sensitive to the economy, since it is often viewed as discretionary spending by our customers. The decline is indicative of the current economic environment. The increase in value-added Sales & Marketing Solutions is largely driven by greater customer penetration in our customer information management products.

o a $1.6 million, or 19%, increase in Supply Management Solutions on a small base, reflecting investment spending and eight percentage points of growth from favorable movements in foreign exchange rates. This growth came from our North America segment, reflecting the trend of customers focusing on improving their operating results through the optimization of the procurement process.

o $8.1 million of revenue from E-Business Solutions, representing the results of Hoover's, Inc., which was acquired on March 3, 2003.

Six Months Ended June 30, 2003

       For the six months ended June 30, 2003, core revenue increased $29.6 million, or 5% (including five percentage points of growth from favorable movements in foreign exchange rates and four percentage points from acquisitions), compared with the six months ended June 30, 2002. The revenue increase was primarily driven by revenue growth in our International segment of $28.7 million, or 17% (including seventeen percentage points of growth from favorable movements in foreign exhange rates) . Total revenue for the six months ended June 30, 2002 includes revenue from our Korean business, which was divested in the quarter ended December 31, 2002.

       On a product-line basis, our core revenue results for the six months ended June 30, 2003 versus the six months ended June 30, 2002 reflect:

o a $27.7 million, or 6%, growth in Risk Management Solutions, including five percentage points of growth from favorable movements in foreign exchange rates and three percentage points of growth due to the acquisition of Data House in the third quarter of 2002 and the Italian real estate acquisitions in April 2003. For the six months ended June 30, 2003, Risk Management Solutions was up 1% before the effects of foreign exchange, driven by the strong second quarter results in North America.

o a $10.6 million, or 6%, decrease in Sales & Marketing Solutions, including three percentage points of favorable movement in foreign exchange rates. The 9% decline in Sales & Marketing Solutions, before the effects of foreign exchange, reflects the improved results in the second quarter from a 13% decline, including two percentage points of favorable impacts from foreign exchange, or a 15% decline before the effects of foreign exchange, in the first quarter of 2003.

o a $1.9 million, or 13%, increase in Supply Management Solutions on a small base, reflecting investment spending and six percentage points of growth from favorable movements in foreign exchange rates. This growth came from both our North America and International segments, reflecting the ongoing benefit of the investments we made in this area in 2002. The growth was also driven by customers focusing on improving their operating results through the optimization of the procurement process.

o $10.6 million of revenue from E-Business Solutions, representing the results of Hoover's, Inc. since its acquisition on March 3, 2003.


Consolidated Operating Costs

       The following table presents our consolidated operating costs and operating income for the quarter and six months ended June 30, 2003 and 2002:


                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                                        ---------                        --------
                                                  2003            2002             2003             2002
                                                  ----            ----             ----             ----
                                                  (Amounts in millions)             (Amounts in millions)
Operating Expenses                                  $101.8           $102.2           $207.9           $211.0
Selling and Administrative Expenses                  151.5            122.1            277.4            249.5
Depreciation and Amortization                         15.7             19.9             31.9             39.4
Restructuring Charge                                   4.9             30.9             15.8             30.9
                                             ---------------  --------------   --------------  --------------
Operating Costs                                   $  273.9         $  275.1           $533.0           $530.8
                                             ===============  ==============   ==============  ===============
Operating Income                                 $    61.1          $  30.8           $116.7            $89.8
                                             ===============  ==============   ==============  ===============


       Operating expenses of $101.8 million for the three months ended June 30, 2003 were down 1% compared to the three months ended June 30, 2002.

       On a year-to-date basis, operating expenses decreased 2% to $207.9 million. The underlying decrease reflects the reduction in headcount in the data collection, fulfillment and technology areas.

       Selling and administrative expenses increased 24% to $151.5 million in the second quarter of 2003, compared with $122.1 million in the second quarter of 2002. The increase was primarily due to additional costs related to revenue generating investments, such as additions to our sales force to improve our marketplace coverage in Sales & Marketing Solutions as well as additional costs incurred as a result of increased revenues. Additionally, we have increased our expense base as a result of consolidating the Hoover's, Inc. acquisition that closed on March 3, 2003. The increase in the costs mentioned above was partially offset by administrative cost savings such as lower compensation costs achieved through our Financial Flexibility program.

       On a year-to-date basis, selling and administrative expenses increased 11% to $277.4 million compared to the six months ended June 30, 2002. The increase was primarily due to additional costs as a result of the Hoover's, Inc. acquisition that closed on March 3, 2003. Also contributing to the increase were costs relating to revenue generating investments, such as additions to our sales force to improve our marketplace coverage in Sales & Marketing Solutions as well as additional costs incurred as a result of increased revenues.

       We had net pension income of $4.3 million and $8.5 million for the three and six months ended June 30, 2003, respectively, compared to $8.9 million and $17.4 million for the three and six months ended June 30, 2002, respectively. We consider this amount to be part of our compensation costs and, therefore, net pension income is included in operating expenses and in selling and administrative expenses, based upon the classification of the underlying compensation costs. Higher non-cash pension costs resulting from changes in the actuarial assumptions for the U.S. Retirement Plan has resulted in the decline in net pension income compared to 2002.


       Depreciation and amortization decreased 21% to $15.7 million in the second quarter of 2003, as compared to the second quarter of 2002. The decrease in the second quarter 2003 was largely driven by the sale of our facilities in Berkeley Heights and Murray Hill, New Jersey in 2002 and lower capitalized spending in 2003.

       Year-to-date depreciation and amortization decreased by 19% to $31.9 million, compared to $39.4 million for the six months ended June 30, 2002. The decrease in the six months ended June 30, 2003 was the result of the same factors that affected the second quarter of 2003.

       During the second quarter of 2003, we recognized a $4.9 million charge in connection with the fourth phase of our Financial Flexibility program for severance and termination costs in accordance with SFAS No. 146. Under SFAS No. 146, this amount represents the liabilities incurred during the quarter for each of these obligations. We expect that additional restructuring charges will be incurred during the third quarter of 2003 as additional program actions are completed. In total, we expect to record approximately $16.4 million for all costs related to the fourth phase of our Financial Flexibility program, including $16.1 million for severance and termination costs related to approximately 550 employees and $0.3 million for lease termination obligations.

       As of June 30, 2003, we have terminated approximately 2,900 of the 3,250 employees affected under all four phases of the Financial Flexibility program, including the approximately 400 employees who were transitioned to Computer Sciences Corporation ("CSC") in connection with the outsourcing of certain technology functions. By the end of the third quarter 2003, approximately 250 additional employees worldwide will have their positions terminated in connection with the fourth phase. By September 30, 2003 approximately 100 employees will be terminated in connection with the third phase of our Financial Flexibility program due primarily to the timing of certain actions taken in our North American operations. This will bring the total number of employees terminated (via termination and voluntary attrition) in connection with the four phases of the Financial Flexibility program, since its inception in October 2000, to approximately 3,250, reflecting the elimination of 3,550 positions (including 300 open positions).

       Year-to-date restructuring charges of $15.8 million have been recognized in connection with the fourth phase of our Financial Flexibility program. As of June 30, 2003 we have recorded $15.5 million for severance and termination costs related to approximately 450 employees and $0.3 million for lease termination obligations. Total restructuring charges are down 49% from prior year levels due primarily to the $10.6 million of asset write-offs recognized as part of the third phase of our Financial Flexibility program in connection with the sale of our Berkeley Heights facility to CSC during the second quarter of 2002.

       In accordance with SFAS No. 87 and SFAS No. 88, we are required to recognize a one-time curtailment charge for the estimated pension expense impact to the Dun & Bradstreet Corporation Retirement Account (the "U.S. Qualified Plan") related to the headcount actions of the fourth phase of our Financial Flexibility program announced on January 13, 2003. The curtailment accounting requirement of SFAS No. 88 requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g., full vesting). For the U.S. Qualified Plan, these items together resulted in an immediate curtailment charge to earnings of $0.5 million in first quarter 2003, included in the $15.8 million charge above.

Interest Income (Expense) -- Net

       The following table presents our net interest income and expense for the quarter and six months ended June 30, 2003 and 2002:

                                                         Three Months Ended                    Six Months Ended
                                                                June 30,                           June 30,
                                                          2003             2002             2003             2002
                                                          ----             ----             ----             ----
                                                          (Amounts in millions)             (Amounts in millions)
Interest Income                                             $0.8            $0.6          $1.6             $1.3
Interest Expense                                            (4.7)           (4.9)         (9.2)            (9.9)
                                                     ---------------   --------------  ---------------  ---------------
                                                           $(3.9)          $(4.3)        $(7.6)           $(8.6)
                                                     ===============   ==============  ===============  ===============

       For the three months ended June 30, 2003, interest income increased $0.2 million and interest expense decreased $0.2 million. For the six months ended June 30, 2003, interest income increased $0.3 million and interest expense decreased $0.7 million. The increases in interest income was primarily due to additional invested amounts of our combined cash and marketable securities, both short and long term, while the decrease in interest expense was primarily due to lower interest rates.

Other Income (Expense) -- Net

       The following table presents our "Other Income (Expense) -- Net" for the quarter and six months ended June 30, 2003 and 2002:

                                                         Three Months Ended                     Six Months Ended
                                                                June 30,                            June 30,
                                                          2003             2002             2003             2002
                                                          ----             ----             ----             ----
                                                          (Amounts in millions)             (Amounts in millions)
Miscellaneous Other Income (Expense) - Net                   $(0.7)       $(0.6)           $(0.9)           $(0.9)
Insurance Recovery related to World Trade Center
Tragedy                                                         -             -              7.0               -
Investment write-off of Avantrust, LLC                          -          (2.9)              -              (2.9)
                                                     ---------------   --------------  ---------------  ---------------
                                                             $(0.7)       $(3.5)            $6.1            $(3.8)
                                                     ===============   ==============  ===============  ===============

       For the three months ended June 30, 2003, Other Expense - Net decreased $2.8 million, primarily due to the write-off of the Avantrust, LLC investment in 2002. For the six months ended June 30, 2003, Other Income -Net of $6.1 million increased by $9.9 million, primarily due to receipt of a $7.0 million settlement on an insurance claim to recover losses related to the events of September 11, 2001 combined with our $2.9 million write-off of the Avantrust, LLC investment in the six months ended June 30, 2002.


Provision for Income Taxes

       D&B's effective tax rate has been negatively impacted by the non-deductibility in some countries of certain items included within restructuring charges. Our effective tax rate for the second quarter of 2003 was 37.9%, compared with 47.5% in the second quarter of 2002, reflecting a 0.9 point and 10.1 point impact from non-deductibility of restructuring charges in the respective periods. For the six months ended June 30, 2003 and June 30, 2002, our effective tax rate was 37.3% and 40.4%, respectively, reflecting a 0.3 point and 2.9 point impact from non-deductibility of restructuring charges in the respective periods. In addition to lower restructuring charges, the decrease in our effective tax rate in the second quarter of 2003 and six months ended June 30, 2003 is attributable to state tax planning initiatives and global tax planning.


Equity in Net Losses of Affiliates

       In the second quarter of 2002, we exited Avantrust LLC, our joint venture with American International Group, Inc., resulting in D&B's no longer recognizing net losses of affiliates. In the first and second quarter of 2002, we recorded $0.5 million and $1.2 million as Equity in Net Losses of Affiliates, respectively.


Earnings per Share

       We reported earnings per share, or EPS, in the quarter and six months ended June 30, 2003 and 2002, as follows:


                                                          Three Months Ended                    Six Months Ended
                                                                 June 30,                           June 30,
                                                          2003             2002             2003             2002
                                                          ----             ----             ----             ----
Basic Earnings Per Share                                 $0.47             $0.15           $0.97            $0.60
                                                         =====             =====           =====            =====

Diluted Earnings Per Share                               $0.46             $0.14           $0.94            $0.57
                                                         =====             =====           =====            =====

       For the three months ended June 30, 2003, basic EPS increased 213%, compared with the second quarter of 2002, driven by a 222% increase in net income. Diluted EPS increased 229%, compared with the second quarter of 2002, reflecting a 222% increase in net income. The increases in EPS were primarily driven by a smaller restructuring charge in the three months ended June 30, 2003 as compared to 2002. Restructuring charges for the quarter ended June 30, 2003 and 2002 were $4.9 million and $30.9 million, respectively.

       For the six months ended June 30, 2003, basic EPS increased 62%, compared with the the six months ended June 30, 2002, reflecting a 62% increase in net income. Diluted EPS increased 65%, compared with the six months ended June 30, 2002, reflecting a 62% increase in net income and a 1% reduction in weighted average number of diluted shares outstanding. The primary driver in EPS growth is a smaller restructuring charge in the six months ended June 30, 2003 as compared to 2002. Restructuring charges for the six months ended June 30, 2003 and 2002 were $15.8 million and $30.9 million, respectively. Additionally, during the six months ended June 30, 2003, D&B received a $7.0 million settlement on an insurance claim to recover losses related to the events of September 11, 2001.



Segment Results

       We have consolidated the management of all international activities into a single management structure and, effective January 1, 2003, began managing our businesses in Europe and APLA as one segment, "International." Since introducing our Blueprint for Growth strategy, we have significantly reduced our investment in the APLA region through the sales of certain businesses and the contribution of other businesses into minority investments. We have reclassified prior period presentations to conform to this revised segment reporting.


North America

       North America is our largest segment, representing 68% and 70% of our total revenue for the second quarter 2003 and six months ended June 30, 2003, respectively. The following tables present our North American product line revenue for the quarter and six months ended June 30, 2003 and 2002. The tables also reconcile the non-GAAP measure of revenue before the effect of foreign exchange to the GAAP measure of total revenue.

                                                                 Growth (Decline)                  Growth (Decline)
                                                                   vs. Prior Year        Less:       vs. Prior Year
                                       Three Months Ended            Period After      Effects of      Period Before
                                            June 30,              Effects of Foreign   Foreign     Effects of Foreign
                                           2003   2002                Exchange         Exchange         Exchange
                                           ----- -----                --------         --------         -------
                                         (Amounts in millions)
Revenues:
   Risk Management Solutions               $153.0     $ 150.5            2%              1%                1%
   Sales & Marketing Solutions               61.3        59.5            3%               -                3%
   Supply Management Solutions                6.9         5.2           31%               -               31%
   E-Business Solutions                       8.1           -           N/M               -               N/M
                                         ---------   ---------
   Total North America Revenue             $229.3      $215.2            7%              1%                6%
                                           ======      ======

                                                                  Growth (Decline)                  Growth (Decline)
                                                                   vs. Prior Year        Less:       vs. Prior Year
                                         Six Months Ended           Period After      Effects of      Period Before
                                            June 30,              Effects of Foreign   Foreign     Effects of Foreign
                                           2003   2002                Exchange         Exchange         Exchange
                                           ----- -----                --------         --------         -------
                                         (Amounts in millions)
Revenues:
   Risk Management Solutions                $304.7     $ 305.4            -              1%              (1%)
   Sales & Marketing Solutions               128.2       138.5          (7%)             1%              (8%)
   Supply Management Solutions                12.3        11.0          12%              -               12%
   E-Business Solutions                       10.6         -            N/M              -               N/M
                                         ---------   ---------
Total North America Revenue                $ 455.8     $ 454.9           -               -                -
                                           =======     =======



Three Months Ended June 30, 2003

       North American revenue increased $14.1 million, or 7%, from the second quarter of 2002. The increase is due to increased revenue in all of our product lines. The acquisition of Hoover's, Inc. on March 3, 2003, contributed an additional $8.1 million, or four percentage points of growth.



On a product-line basis, North America's revenue results reflect:

o a $2.5 million, or 2%, increase in Risk Management Solutions. Traditional Risk Management solutions, which accounted for 79% of total North American Risk Management Solutions, was up 1%. The increase was primarily driven by the launch of the enhanced BIR at a higher price as well as growth in other traditional products including Comprehensive Report, Self-Analysis, and Monitoring. Value-added Risk Management Solutions increased 6%, as our portfolio management solutions products continued to perform well in the United States. This increase reflects our recent investments in our Enterprise Risk Assessment Manager product line, that provides more value to our customers in managing their credit portfolios. Additionally, we have increased the portion of our customers' portfolio that we manage through this product.

o a $1.8 million, or 3%, increase in Sales & Marketing Solutions. Traditional Sales & Marketing Solutions, which accounted for 57% of total North American Sales & Marketing Solutions, decreased 3%. This is the area of our business that is very sensitive to the economy, since it is often viewed as discretionary spending by our customers. The decline is indicative of the current economic environment. Value-added Sales & Marketing Solutions increased 11%, largely driven by greater customer penetration in customer information management products.

o a $1.7 million, or 31%, increase in Supply Management Solutions reflects the trend of customers focusing on improving operating results through the optimization of the procurement process.

o $8.1 million of revenue from E-Business Solutions, representing the results of Hoover's, Inc., which was acquired on March 3, 2003.

       North America's operating income for the second quarter 2003 was $68.4 million, compared to $66.0 million for the second quarter 2002. The increase in operating income was primarily due to a 7% increase in the overall North America revenues for the second quarter, as well as reduced costs associated with our financial flexibility program, partially offset by additional costs as a result of the Hoover's, Inc. acquisition on March 3, 2003.

Six Months Ended June 30, 2003

       North America revenue was slightly higher compared to the six month period ended June 30, 2002. The acquisition of Hoover's, Inc. on March 3, 2003, contributed $10.6 million, or two percentage points of growth.

On a product-line basis, North America's revenue results reflect:

o Risk Management Solutions was virtually equal to the results from the six months ended June 30, 2002. The results for the six months ended June 30, 2003 improved from a 2% decline in the first quarter 2003. Traditional Risk Management Solutions contributed to this improvement through the launch of the enhanced BIR at a higher price as well as growth in other traditional products including Comprehensive Report, Self-Analysis, and Monitoring. Additionally, our value-added Risk Management Solutions products continued to perform well in the United States. This increase reflects our recent investments in our Enterprise Risk Assessment Manager product line, that provides more value to our customers in managing their credit portfolios.

o a $10.3 million, or 7%, decrease in Sales & Marketing Solutions reflects a significant improvement from the first quarter 2003 decline of 15%. The improvement was driven by continued strength in our value-added Sales & Marketing Solutions that significantly reduced the rate of decline in the overall product line.

o a $1.3 million, or 12% increase in Supply Management Solutions reflects the trend of customers focusing on improving their operating results through the optimization of the procurement process.

o $10.6 million of revenue from E-Business Solutions, representing the results of Hoover's Inc., which was acquired on March 3, 2003.

       North America's operating income for the six months ended June 30, 2003 was $148.7 million, an increase of $2.5 million, or 2% from the six months ended June 30, 2002. Revenues were slightly higher from prior year, while expenses were slightly lower as a result of a generally lower operating cost base due to our financial flexibility initiatives. Offsetting these improvements were higher non-cash pension costs resulting from changes in the actuarial assumptions for the U.S. Retirement Plan and increased expenses associated with our acquisition of Hoover's, Inc. on March 3, 2003.


International

       International represented 32% and 30% of our revenue for the second quarter 2003 and the six months ended June 30, 2003, respectively. The following tables present our International product revenue for the quarter and six months ended June 30, 2003 and 2002. Additionally, the tables reconcile the non-GAAP measures of core revenue, both before and after the effect of foreign exchange, and total revenue before the effect of foreign exchange, to the GAAP measure of total revenue.

                                                                   Growth (Decline)                  Growth (Decline)
                                                                   vs. Prior Year        Less:       vs. Prior Year
                                       Three Months Ended            Period After      Effects of      Period Before
                                            June 30,              Effects of Foreign   Foreign     Effects of Foreign
                                           2003   2002                Exchange         Exchange         Exchange
                                           ----- -----                --------         --------         -------
                                         (Amounts in millions)
Revenues:
   Risk Management Solutions              $   86.2    $  70.0           23%             19%               4%
   Sales & Marketing Solutions                16.6       17.4          (4%)             13%             (17%)
   Supply Management Solutions                 2.9        3.0          (3%)             18%             (21%)
                                         ----------  ---------
International Core Revenue                   105.7       90.4          17%              18%              (1%)
   Divested Businesses                          -         0.3          N/M               -               N/M
                                         ----------  ---------
Total International Revenue               $  105.7    $  90.7          17%              18%              (1%)
                                           ========    =======

                                                                  Growth (Decline)                  Growth (Decline)
                                                                   vs. Prior Year        Less:       vs. Prior Year
                                         Six Months Ended           Period After      Effects of      Period Before
                                            June 30,              Effects of Foreign   Foreign     Effects of Foreign
                                           2003   2002                Exchange         Exchange         Exchange
                                           ----- -----                --------         --------         -------
                                           (Amounts in millions)
Revenues:
   Risk Management Solutions             $   158.6     $130.2          22%              18%               4%
   Sales & Marketing Solutions                30.3       30.6          (1%)             13%             (14%)
   Supply Management Solutions                 5.0        4.4          15%              20%              (5%)
                                         ----------  ---------
International Core Revenue                   193.9       165.2         17%              17%               -
   Divested Businesses                           -         0.5         N/M               -               N/M
                                         ----------  ---------
Total International Revenue                $ 193.9     $ 165.7         17%              17%               -
                                           =======     =======


Three Months Ended June 30, 2003

       International revenue increased $15 million, or 17%, from the second quarter of 2002. The increase in International's revenue was driven by 18 percentage points of growth due to the favorable effect of foreign exchange rate movements and seven percentage points of growth due to our acquisition of Data House in the third quarter of 2002 and the additional Italian real estate acquisitions in April 2003.

On a product-line basis, International's revenue results reflect:

o a $16.2 million, or 23%, increase in Risk Management Solutions, including 19 percentage points of growth due to favorable movements in foreign exchange rates and nine percentage points of growth due to the acquisition of Data House and the additional Italian real estate acquisitions. Traditional Risk Management Solutions increased 24%, driven by 20 percentage points of growth due to favorable movements in foreign exchange rates and ten percentage points of growth due to the acquisition of Data
     House and the additional Italian real estate acquisitions. Within our traditional products, we continue to experience pricing pressure from local competition in our larger markets, specifically United Kingdom, Italy, Germany, and France. This pricing pressure has been partially offset by the successful launch of a new monitoring product, e-Portfolio. Value-added Risk Management Solutions increased 19%, including 12 percentage points of growth due to favorable movements in foreign exchange rates. The increase is driven by the customers' preference to automate the decisioning process through products such as Global Decision Maker, and integrate their existing systems using Toolkit solutions.

o a $0.8 million, or 4%, decrease in Sales & Marketing Solutions, including 13 percentage points of growth due to favorable movements in foreign exchange rates. Traditional Sales & Marketing Solutions decreased 18%, including 12 percentage points of growth due to favorable movements in foreign exchange rates. The results are indicative of the highly competitive market and challenging market conditions, where the customers continue to cut back on discretionary spending. Value-added Sales & Marketing Solutions increased by 36%, impacted by 15 percentage points due to favorable effects of foreign exchange. The growth in value-added Sales & Marketing Solutions reflects customers' movement to higher value product solutions, with products such as Market Insight and Customer Information Management.

o a $0.1 million, or 3%, decrease in Supply Management Solutions, including 18 percentage points of growth due to favorable movements in foreign exchange rates.

       International's operating income increased by $2.3 million, or 16%, compared with the second quarter 2002. The increase was primarily due to a 17% increase in revenue.

Six Months Ended June 30, 2003

       International revenue increased $28.2 million, or 17%, from the six months ended June 30, 2003. The increase in International's revenue was driven by 17 percentage points of growth due to the favorable effect of foreign exchange rate movements and seven percentage points of growth due to our acquisition of Data House in the third quarter of 2002 and the additional Italian real estate acquisitons in April 2003.

On a product-line basis, International's revenue results reflect:

o a $28.4 million, or 22%, increase in Risk Management Solutions, including 18 percentage points of growth due to favorable movements in foreign exchange rates and nine percentage points of growth due to the acquisition of Data House and the additional Italian real estate acquisitions. Traditional Risk Management Solutions increased 22%, driven by 19 percentage points of growth due to favorable movements in foreign exchange rates and nine percentage points of growth due to the acquisition of Data House and the additional Italian real estate acquisitions. We are experiencing a shift in customer spending from higher-priced comprehensive reports to lower-priced, less detailed reports. Value-added Risk Management Solutions increased 24%, including 13 percentage points of growth due to the favorable effects of foreign exchange. The continued improvement in value-added products reflects our customers shift to decision making products.

o a $0.3 million, or 1%, decrease in Sales & Marketing Solutions, including 13 percentage points of growth due to favorable movements in foreign exchange rates. Traditional Sales & Marketing Solutions decreased by 7%, and our value-added Sales & Marketing Solutions increased by 19%, impacted by 13 and 15 percentage points of growth, respectively, due to favorable effects of foreign exchange. The continued decline of the Traditional Sales & Marketing Solutions is indicative of a highly competitive market, strong economic pressures and lower discretionary spending. The increase in our value-added Sales & Marketing Solutions represents a significant reversal from the decline in the first quarter 2003. The increase is primarily driven by the growth of Market Insight and Customer Information Managemen products.

o a $0.6 million, or 15%, increase in Supply Management Solutions, including 20 percentage points of growth due to favorable movements in foreign exchange rates.

       International's operating income increased by $7.6 million, or 74%, compared with the six months ended June 30, 2003. The increase was primarily due to a 17% increase in revenue as well as a lower cost base associated with our Financial Flexibility program. Specifically, cost improvements were achieved in the technology, administrative and data collection areas.

       The following factors affecting our International business create particular challenges to our revenue growth:

o In most International markets we do not have a market leadership position. This makes us particularly susceptible to pricing pressures. We also face entrenched local competitors.

o European businesses tend to manage their credit exposures through credit insurance rather than through the credit approval process using business information of the type provided by us.

o In many local markets in Europe, key data elements are generally available from public-sector sources thus reducing our data collection advantage.

o Prior to the launch of our Blueprint for Growth strategy, our data investment decisions were not made in a coordinated fashion across the International marketplace. While we have made significant investments to mitigate the situation, we are still faced with uneven data quality in some local markets.


Liquidity and Financial Position

       At June 30, 2003, cash and cash equivalents totaled $127.4 million, a decrease from $191.9 million at December 31, 2002. This $64.5 million decrease primarily reflects $98.0 million used for the acquisitions of Hoover's and three small Italian real estate companies (net of cash acquired), $53.6 million used to repurchase shares, $28.3 million used to purchase marketable securities and $15.3 million of investments in capital expenditures and capitalized software, partially offset by $130.7 million of cash provided from operations and $10.3 million of net proceeds received in connection with our stock incentive plans.

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


Cash Provided by Operating Activities

       Net cash provided by operating activities for the six months ended June 30, 2003, was $130.7 million, while operating activities in the same period of 2002 provided net cash of $105.1 million. This increase of $25.6 million was primarily due to $7.8 million improvement in our accounts receivables due to collections improvements, $7.3 million improvement in our deferred revenue due to sales increases primarily in our International operations, and $8.9 million improvement in our accrued liabilities due to ongoing operating expense reductions. The remaining difference is primarily due to the receipt of $7.0 million in the first quarter of 2003 in settlement of our insurance claim to recover losses related to the events of September 11, 2001. During the six months ended June 30, 2003, D&B made payments of $15.9 million related to the restructuring actions associated with our Financial Flexibility program, compared to payments of $16.1 million in the same period of 2002.


Cash Used in Investing Activities

       Net cash used in investing activities totaled $156.8 million during the first six months of 2003, compared with net cash used in investing activities of $2.0 million during the first six months of 2002. This change primarily was related to the payments of $92.5 million (net of cash acquired) for the acquisition of Hoover's in the first quarter of 2003 and $5.5 million (net of cash acquired) for the acquisition of three small Italian real estate companies. Also, as part of this transaction we made a $1.9 million payment to acquire 17.5% of RIBES S.p.A., a leading provider of business information to Italian banks, during the second quarter of 2003. We also received $11.7 million of short term marketable securities as part of the acquisition of Hoover's. During the first six months of 2003, we also have purchased $28.3 million of marketable securities. During the first six months of 2002 we received $21.5 million of cash proceeds from the sale of our Murray Hill and Berkeley Heights facilities.


Cash Used in Financing Activities

       Net cash used in financing activities was $42.5 million during the first six months of 2003, compared with net cash used in financing activities of $103.0 million in the same period of 2002.

       During the first six months of 2003, we repurchased 808,300 shares for $30.3 million in connection with the previously-announced $100 million, two-year share repurchase program authorized by our board of directors in October 2002. As of June 30, 2003, there was $69.7 million remaining under this program. In addition, during the first six months of 2003, we repurchased 601,000 shares of common stock for $23.3 million to mitigate the dilutive effect of shares issued under the stock incentive plans and in connection with our Employee Stock Purchase Plan. Net proceeds from these stock plans totaled $10.3 million for the six months ended June 30, 2003.

       In January 2002, we acquired 2.5 million shares in a privately-negotiated block trade for $85.1 million. During the first six months of 2002, we also repurchased 670,700 of our shares for $26.2 million to mitigate the dilutive effect of shares issued under stock incentive plans and in connection with our Employee Stock Purchase Plan. Net proceeds from these plans totaled $7.8 million for the six months ended June 30, 2003.

       Our share repurchase activities were funded with cash on hand and/or short-term commercial paper borrowings. We had no commercial paper outstanding as of June 30, 2003.


Future Liquidity - Sources and Uses of Funds

Sale of Our European Headquarters Building

       On April 9, 2003, we signed a contract to sell our High Wycombe, England, building. We will continue to operate from a portion of the building for a multi-year period after the sale. The transaction closed on July 31, 2003. In the third quarter 2003, we will recognize a pre-tax loss on the sale of the building of approximately $14 million. Cash proceeds received from the sale were approximately $80 million.




Potential Payments in Settlement of Tax and Legal Matters

       We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in cash payments in the amounts described in Note 7 - Contingencies above. Of the matters currently pending, we believe it is possible that a payment to the IRS of up to $62 million in connection with the Royalty Expense Deductions taken in 1993 - 1996 may be made during 2003.

Share Repurchases and Dividends

       During October 2002, we announced that our board of directors authorized a share repurchase program of up to $100 million, funded with cash on hand and future cash flow. This two-year program is in addition to our existing share repurchase program to offset the dilutive effect of shares issued under employee benefit plans. It is our intention to complete this program during 2003.

       We have not paid cash dividends since we seperated from Moody's in 2000. After considering all of the implications of the new U.S. tax laws regarding deductibility of tax dividends, we have decided to continue our policy not to pay dividends to shareholders in the foreseeable future.

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

       We are also subject to the effects of economies, exchange rate fluctuations and U.S. and foreign legislative or regulatory requirements. Our results are also dependent upon the availability of data for our database. Developments in any of these areas could cause our results to differ materially from results that have been or may be projected.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

       D&B's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation's 2002 consolidated financial statements included in its Annual Report on Form 10-K provide a more detailed discussion of the market risks affecting operations. As of June 30, 2003, no material change had occurred in our market risks, compared with the disclosure in the Form 10-K for the year ending December 31, 2002.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Internal Controls

       We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of the end of the second quarter of 2003. This evaluation ("Controls Evaluation") was done with the participation of our Chairman and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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

Limitations on the Effectiveness of Controls

       Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within D&B have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

       Based upon our Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to D&B during the period when our periodic reports are being prepared.

       There were no changes in our Internal Controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is included in Note 7 - Contingencies on Pages 10-14 in Part I, Item 1, of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Shareholders

       Our Annual Meeting of Shareholders was held on May 22, 2003. 66,424,119 shares of our common stock was represented in person or by proxy equal to 89.13% of the issued and outstanding shares entitled to vote.

       The matters voted upon and the results of the vote are as follows:

       PROPOSAL NO. 1
       ELECTION OF DIRECTORS

       The three directors listed below were elected to three-year terms expiring in 2006 at the Annual Meeting of Shareholders. Each of the directors received at least 96% of the votes.


                                                     Number of Shares
      Nominee                                    For               Withheld
      -------                                    ---               --------
      Sandra E. Peterson                      64,025,941            2,398,078
      Michael R. Quinlan                      64,038,723            2,385,296
      Frederic V. Salerno                     65,059,353            1,364,666


     In addition to these directors, our other incumbent directors, John W. Alden, Allan Z. Loren, Victor A. Pelson, Steven W. Alesio, Ronald L. Kuehn, Jr., and Naomi O. Seligman, had terms that continued after the 2003 Annual Meeting.

       PROPOSAL NO. 2
       RATIFICATION OF INDEPENDENT ACCOUNTANTS

       The selection of PricewaterhouseCoopers LLP as independent accountants was approved: 63,285,218 voted in favor; 3,061,755 voted against; and 77,046 shares abstained.

There were no broker non-votes on any of the above matters.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

        Exhibit 31(a) - Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 31(b) - Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32(a) - Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32(b) - Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

            During the second quarter of our fiscal year ending June 30, 2003, we furnished three reports on Form 8-K. The three Current Reports on Form 8-K were furnished on April 9, 2003 (Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition), April 22, 2003 (Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition), and May 20, 2003 (Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition).

                                                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              THE DUN & BRADSTREET CORPORATION


Date:  August 6, 2003                       By:   /s/  SARA MATHEW
                                              ----------------------------------
                                              Sara Mathew
                                              Senior Vice President and
                                              Chief Financial Officer



Date:  August 6, 2003                       By:   /s/  MARY JANE RAYMOND
                                              ----------------------------------
                                              Mary Jane Raymond
                                              Vice President and Corporate
                                              Controller

                                                                   Exhibit 31(a)

Certification of the Chairman and Chief Executive Officer

I, Allan Z. Loren, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2003 of The Dun and Bradstreet Corporation;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


          (b) [Omitted in reliance on SEC Release No. 33-8238; 34-47986 Section III.E.]


          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:  August 6, 2003                     By:    /s/  ALLAN Z. LOREN
                                            ------------------------------------
                                            Allan Z. Loren
                                            Chairman and Chief Executive Officer

                                                                   Exhibit 31(b)
Certification of the Chief Financial Officer

I, Sara Mathew, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2003 of The Dun and Bradstreet Corporation;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


          (b) [Omitted in reliance on SEC Release No. 33-8238; 34-47986 Section III.E.]


          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:  August 6, 2003               By:   /s/  SARA MATHEW
                                      ------------------------------------------
                                      Sara Mathew
                                      Senior Vice President and
                                      Chief Financial Officer

                                                                   Exhibit 32(a)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report on Form 10-Q of The Dun & Bradstreet Corporation (the "Company") for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Allan Z. Loren, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  ALLAN Z. LOREN
--------------------------------------
Allan Z. Loren
Chairman and Chief Executive Officer
August 6, 2003



A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to The Dun & Bradstreet Corporation and will be retained by The Dun & Bradstreet Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   Exhibit 32(b)



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report on Form 10-Q of The Dun & Bradstreet Corporation (the "Company") for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sara Mathew, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

       (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  SARA MATHEW
------------------------------------------------
Sara Mathew
Senior Vice President and Chief Financial Officer
August 6, 2003


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to The Dun & Bradstreet Corporation and will be retained by The Dun & Bradstreet Corporation and furnished to the Securities and Exchange Commission or its staff upon request.