Form 10-Q
period 2003-09-30
DUN & BRADSTREET CORP/NW
filed 2003-11-06
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-Q

(Mark one)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                                ---------------------         ------------------

                         Commission file number 1-15967


                        The Dun & Bradstreet Corporation
             (Exact name of registrant as specified in its charter)

                  Delaware                           22-3725387
          (State of incorporation)       (I.R.S. Employer Identification No.)


     103 JFK Parkway, Short Hills, NJ                               07078
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     Title of Class                                   Shares Outstanding
      Common Stock,                                  at September 30, 2003
  par value $0.01 per share                                72,705,797




                                                        THE DUN & BRADSTREET CORPORATION

                                                               INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                                                                   PAGE


Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three and Nine Months Ended September 30, 2003 and 2002                                    1

Consolidated Balance Sheets
      September 30, 2003 (Unaudited)  and December 31, 2002                                      2

Consolidated Statements of Cash Flows (Unaudited)
      Nine Months Ended September 30, 2003 and 2002                                              3

Notes to Consolidated Financial Statements (Unaudited)                                          4-17

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                17-34

Item 3. Quantitative and Qualitative Disclosures about Market Risk                               34

Item 4. Controls and Procedures                                                                34-35

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                        36


Item 6. Exhibits and Reports on Form 8-K                                                         36

SIGNATURES                                                                                       37

Exhibits                                                                                       38-43




The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
Amounts in millions, except per share data
                                                                        Three Months Ended                  Nine Months Ended
                                                                          September 30,                        September 30,
                                                                       2003              2002            2003              2002
                                                                      -----             -----            ----              ----
Revenue                                                             $   332.3        $   298.9        $  982.0          $  919.5

Operating Expenses                                                      117.8            100.3           325.7             311.3
Selling and Administrative Expenses                                     144.2            118.9           421.6             368.4
Depreciation and Amortization                                            14.6             20.9            46.5              60.3
Restructuring Charge                                                      1.6                -            17.4              30.9
                                                                    ---------        ---------        --------          --------
Operating Costs                                                         278.2            240.1           811.2             770.9
                                                                    ---------        ---------        --------          --------
Operating Income                                                         54.1             58.8           170.8             148.6
                                                                    ---------        ---------        --------          --------
Interest Income                                                           1.1              0.7             2.7               2.0
Interest Expense                                                         (4.8)            (4.9)          (14.0)            (14.8)
Other Income (Expense) - Net                                             (3.2)             1.8             2.9              (2.0)
                                                                    ---------        ---------        --------          --------
Non-Operating Expense - Net                                              (6.9)            (2.4)           (8.4)            (14.8)
                                                                    ---------        ---------        --------          --------
Income Before Provision for Income Taxes                                 47.2             56.4           162.4             133.8
Provision for Income Taxes                                               18.3             21.7            61.3              53.0
Equity in Net Losses of Affiliates                                       (0.1)               -            (0.1)             (1.7)
                                                                    ---------        ---------        --------          --------
Net Income                                                         $     28.8       $     34.7        $  101.0           $  79.1
                                                                   ==========       ==========        ========          ========
Basic Earnings per Share of Common Stock                           $     0.39       $     0.47        $   1.36          $   1.06
                                                                   ==========       ==========        ========          ========
Diluted Earnings per Share of Common Stock                         $     0.38       $     0.45        $   1.32          $   1.03
                                                                   ==========       ==========        ========          ========

Weighted Average Number of Shares Outstanding - Basic              73,534,000       74,295,000        74,118,000        74,559,000
Weighted Average Number of Shares Outstanding - Diluted            76,152,000       76,540,000        76,428,000        77,033,000

The accompanying notes are an integral part of the consolidated financial statements.



The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets
Amounts in millions, except per share data

                                                                                     (Unaudited)
                                                                                    September 30, December 31,
                                                                                         2003        2002
                                                                                        -----       -----
Assets
Current Assets
Cash and Cash Equivalents                                                          $    199.7  $    191.9
Accounts Receivable, Net of Allowance of $20.1 at September 30, 2003 and $23.0
    at December 31, 2002                                                                277.4       334.9
Other Receivables                                                                        38.7        48.3
Assets Held for Sale                                                                     36.1         -
Other Current Assets                                                                     29.0        39.1
                                                                                        -----       -----
     Total Current Assets                                                               580.9       614.2
                                                                                        -----       -----
Non-Current Assets
Property, Plant and Equipment, Net                                                       55.0       149.7
Prepaid Pension Costs                                                                   403.4       367.3
Computer Software, Net                                                                   52.3        69.5
Goodwill, Net                                                                           245.4       183.3
Deferred Income Taxes                                                                    97.2        81.9
Other Non-Current Assets                                                                 72.2        61.8
                                                                                        -----       -----
     Total Non-Current Assets                                                           925.5       913.5
                                                                                        -----       -----
Total Assets                                                                       $  1,506.4  $  1,527.7
                                                                                   ==========  ==========

Current Liabilities
Accounts and Notes Payable                                                         $     40.7  $     47.5
Accrued Payroll                                                                          87.4       102.2
Accrued Income Tax                                                                       49.3        49.3
Liabilities Held for Sale                                                                10.8         -
Other Accrued and Current Liabilities                                                   128.0       152.0
Deferred Revenue                                                                        369.5       367.1
                                                                                        -----       -----
     Total Current Liabilities                                                          685.7       718.1
                                                                                        -----       -----
Pension and Postretirement Benefits                                                     448.2       441.5
Long Term Debt                                                                          299.9       299.9
Other Non-Current Liabilities                                                            83.3        87.0

Contingencies (Note 7)

Shareholders' Equity
Preferred Stock, $0.01 par value per share, authorized - 10,000,000 shares;
    outstanding - none
Series Common Stock, $0.01 par value per share, authorized - 10,000,000 shares;
    outstanding - none
Common Stock, $0.01 par value per share, authorized - 200,000,000 shares; issued
    - 81,945,520                                                                          0.8         0.8
Unearned Compensation Restricted Stock                                                   (3.8)       (0.6)
Capital Surplus                                                                         205.2       218.7
Retained Earnings                                                                       385.0       284.0
Treasury Stock, at cost, 9,239,723 and 7,586,604 shares at September 30, 2003
    and December 31, 2002, respectively                                                (316.7)     (240.3)
Cumulative Translation Adjustment                                                      (194.0)     (194.2)
Minimum Pension Liability Adjustment                                                    (87.2)      (87.2)
                                                                                        -----       -----
Total Shareholders' Equity                                                              (10.7)      (18.8)
                                                                                        -----       -----
Total Liabilities and Shareholders' Equity                                         $  1,506.4  $  1,527.7
                                                                                   ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Amounts in millions
                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                        2003             2002
                                                                                                        ----             ----
Cash Flows from Operating Activities:
Net Income                                                                                       $      101.0     $       79.1
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
     Depreciation and Amortization                                                                       46.5             60.3
     Loss from Sale of Building                                                                          13.8               -
     Loss (Gain) from Sales of Businesses                                                                 2.1             (2.6)
     Equity Losses in Excess of Dividends Received from Affiliates                                        0.1              1.7
     Restructuring Charge, Net and Other Asset Impairments                                               17.4             30.9
     Restructuring Payments                                                                             (23.8)           (25.2)
     Deferred Income Taxes                                                                               (6.0)           (14.6)
     Accrued Income Taxes, Net                                                                           24.1             48.1
     Changes in Current Assets and Liabilities:
         Decrease in Accounts Receivable                                                                 59.2             51.7
         Net (Increase) Decrease in Other Current Assets                                                 (1.9)             3.1
         Net Increase in Deferred Revenue                                                                (6.8)            (7.7)
         Net Decrease in Accounts Payable                                                                (7.8)            (9.2)
         Net Decrease in Accrued Liabilities                                                            (36.1)           (46.0)
         Net Decrease in Other Current Liabilities                                                       (9.7)            (9.8)
     Changes in Non-Current Assets and Liabilities:
         Increase in Other Long Term Assets                                                             (31.8)           (37.5)
         Net Increase in Long Term Liabilities                                                            7.6              4.3
    Other                                                                                                 8.4              7.1
                                                                                                        -----            -----
Net Cash Provided by Operating Activities                                                               156.3            133.7
                                                                                                        -----            -----
Cash Flows from Investing Activities:
Proceeds from Sales of Real Estate                                                                       80.2             21.5
Net Investments in Marketable Securities                                                                  3.7               -
Proceeds from Sales of Businesses                                                                         3.3              1.3
Payments for Acquisitions of Businesses, Net of Cash Acquired                                           (98.0)           (21.2)
Capital Expenditures                                                                                     (7.0)            (8.2)
Additions to Computer Software and Other Intangibles                                                    (12.8)           (25.7)
Investments in Unconsolidated Affiliates                                                                 (1.9)            (0.9)
Other                                                                                                   (16.8)            (8.4)
                                                                                                        -----            -----
Net Cash Used in Investing Activities                                                                   (49.3)           (41.6)
                                                                                                        -----            -----
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares                                                              (121.3)          (114.2)
Net Proceeds from Stock Plans                                                                            18.3             10.0
Other                                                                                                     1.4              0.8
                                                                                                        -----            -----
Net Cash Used in Financing Activities                                                                  (101.6)          (103.4)
                                                                                                        -----            -----
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                              2.4              2.0
                                                                                                        -----            -----
Net (Decrease) Increase in Cash and Cash Equivalents                                                      7.8             (9.3)
Cash and Cash Equivalents, Beginning of Period                                                          191.9            145.3
                                                                                                        -----            -----
Cash and Cash Equivalents, End of Period                                                         $      199.7     $      136.0
                                                                                                 ============     ============

Supplemental Disclosure of Cash Flow Information:
     Cash Paid
         Income Taxes, Net of Refunds                                                            $       35.2     $       22.2
         Interest                                                                                $       17.2     $       18.3

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular dollar amounts in millions, except per share data)


Note 1 - Basis of Presentation

       These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation's ("D&B" or "We") Annual Report on Form 10-K for the year ended December 31, 2002. The consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. We have reclassified certain prior period amounts to conform to our current presentation (see Note 10).


Note 2 - Recent Accounting Pronouncements

       In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair-value method of accounting for stock-based employee compensation. SFAS No. 148 does not require companies to account for employee stock-based awards using the fair-value method. We will continue to utilize the instrinsic method of accounting for stock-based compensation as allowed in APB Opinion No. 25, "Accounting for Stock Issued to Employees."

       SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require quarterly disclosure of the effects of the fair value method of accounting for stock-based employee compensation on reported net income and earnings per share. In the table below, we disclose this effect.




                                                        Three Months         Nine Months
                                                    Ended September 30,   Ended September 30,
                                                      2003       2002      2003      2002
                                                      ----       ----     -----      ----

Reported Net Income                                $   28.8  $   34.7  $   101.0  $   79.1
Add: Stock compensation cost under the intrinsic
    method, included in net income, net of tax
    benefits                                            0.4       0.2        1.2       0.5
Deduct: Total stock compensation cost under
    fair-value method for all awards, net of tax
    benefits                                           (2.6)     (2.1)      (8.4)     (6.0)
                                                       ----      ----       ----      ----
Pro forma Net Income                               $   26.6  $   32.8  $    93.8  $   73.6
                                                   ========  ========  =========  ========


Basic EPS:
      As reported                                  $    0.39 $    0.47 $     1.36 $    1.06
                                                   ========= ========= ========== =========
      Pro forma                                    $    0.36 $    0.44 $     1.27 $    0.99
                                                   ========= ========= ========== =========

Diluted EPS:
      As reported                                  $    0.38 $    0.45 $     1.32 $    1.03
                                                   ========= ========= ========== =========
      Pro forma                                    $    0.35 $    0.43 $     1.23 $    0.95
                                                   ========= ========= ========== =========



       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as described in SFAS No. 133. SFAS No. 149 is generally effective for derivative instruments entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We have reviewed SFAS No. 149 and determined that it will not have any material impact on our consolidated financial statements.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have reviewed SFAS No. 150 and determined that it will not have any material impact on our consolidated financial statements.

       In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN No. 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. Under the provisions of FIN No. 45, we are required to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to all guarantees issued or modified after December 31, 2002. Guarantees issued or modified during the nine months ended September 30, 2003 did not have a material impact on our consolidated financial statements.

       With respect to FIN No. 45, D&B is potentially liable for certain tax matters and a legal proceeding commenced by Information Resources, Inc. Please see Note 7 of our consolidated financial statements for a discussion of our obligations with respect to these matters.

       Additionally, in the normal course of business, D&B indemnifies other parties, including customers, lessors and parties to other transactions with D&B, with respect to certain matters. D&B has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. D&B has also entered into indemnity obligations with its officers and directors of the company. Additionally, in certain circumstances, D&B issues guarantee letters on behalf of our wholly-owned subsidiaries for specific situations. It is not possible to determine the maximum potential amount of future payments under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by D&B under these agreements have not had a material impact on our consolidated financial statements.

       In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and established standards for determining the circumstances under which a variable interest entity ("VIE") should be consolidated with its primary beneficiary. FIN No. 46 also requires disclosure about VIEs that we are not required to consolidate but in which we have a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 31, 2003. We have reviewed FIN No. 46 to determine its impact on future periods, and do not expect any material accounting or disclosure requirements under this interpretation.

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

       During the third quarter of 2003, we recognized a $1.6 million restructuring charge for severance and termination costs in connection with the fourth phase of our Financial Flexibility program. Through the first nine months of 2003, we have recorded $17.4 million of restructuring charges in connection with the fourth phase of our Financial Flexibility program. This completes the charges for the fourth phase of our Financial Flexibility program. The year-to-date charge includes $17.1 million for severance and termination costs related to approximately 500 employees (including a $0.5 million pension plan curtailment charge due to the fourth phase as discussed in the following paragraph) and $0.3 million for lease termination obligations. As of September 30, 2003, all of the approximately 500 employees have been terminated under the fourth phase of our financial flexibility program.

       In accordance with SFAS No. 87 and SFAS No. 88, we are required to recognize a one-time curtailment charge for the estimated pension expense impact to the Dun & Bradstreet Corporation Retirement Account (the "U.S. Qualified Plan") related to the headcount actions of the fourth phase of our Financial Flexibility program announced on January 13, 2003. The curtailment accounting requirement of SFAS No. 88 requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g., full vesting). For the U.S. Qualified Plan, these items together resulted in an immediate curtailment charge to earnings of $0.5 million in the first quarter 2003, which is included in the $17.1 million severance and termination charge above.

       During the second quarter of 2002, we recognized a $30.9 million restructuring charge in connection with the third phase of our Financial Flexibility program. The charge included $18.6 million for severance and termination costs related to approximately 1,050 employees, $10.6 million for the loss on asset disposals and the write-off of assets that were abandoned (including $9.7 million from the outsourcing discussed in the following paragraph), and $1.7 million for lease termination obligations.

       As part of this third phase of the Financial Flexibility program, we outsourced certain technology functions to Computer Sciences Corporation ("CSC"). Under the terms of the agreement, approximately 400 D&B employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC. In addition, as part of the agreement, CSC acquired our data center and printmail facility located in Berkeley Heights, New Jersey, and related assets for $10 million, which we determined as the fair value for the assets. This resulted in a $9.7 million impairment loss.

       As of September 30, 2003, we have terminated approximately 3,200 employees under all four phases of the Financial Flexibility program, including the approximately 400 employees who were transitioned to CSC, as mentioned above. This will bring the total number of employees terminated (via termination and voluntary attrition) in connection with the four phases of the Financial Flexibility program, since its inception in October 2000, to approximately 3,200, reflecting the elimination of 3,500 positions (including 300 open positions).

       The following table sets forth, in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Acitivities," the restructuring reserves and utilization to date related to the fourth phase of our Financial Flexibility program.

                                                       Severance                        Lease
                                                          and            Pension      Termination
                                                      Termination      Curtailment    Obligations       Total
2003 (Phase IV) Restructuring Charges -
Total Charge Incurred during 2003                      $    16.6         $   0.5        $   0.3       $  17.4
                                                       =========         =======        =======       =======

Charge Taken during First Quarter 2003                 $    10.1         $   0.5        $   0.3       $  10.9
Payments/Curtailment during First Quarter 2003              (2.6)           (0.5)             -          (3.1)
                                                       ---------         -------        -------       -------
Balance Remaining as of March 31, 2003                 $     7.5         $     -        $   0.3       $   7.8
                                                       =========         =======        =======       =======
Charge Taken during Second Quarter 2003                $    4.9          $     -        $     -       $   4.9
Payments during Second Quarter 2003                        (4.5)               -           (0.1)         (4.6)
                                                       ---------         -------        -------       -------
Balance Remaining as of June 30, 2003                  $    7.9          $     -        $   0.2       $   8.1
                                                       =========         =======        =======       =======
Charge Taken during Third Quarter 2003                 $    1.6          $     -        $     -       $   1.6
Payments during Third Quarter 2003                         (4.0)               -              -          (4.0)
                                                       ---------         -------        -------       -------
Balance Remaining as of September 30, 2003             $    5.5          $     -        $   0.2       $   5.7
                                                       =========         =======        =======       =======



       The following table sets forth, under the requirements of Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," the reserves and utilization to date related to the third phase of our Financial Flexibility program.


                                                           2002
                                        Original        Payments/       Balance at       2003       Balance at
                                        Charge       Asset Write-offs   12/31/2002     Payments      9/30/2003
 2002 (Phase III)
 Restructuring Charge for:
    Severance and Termination            $ 18.6          $  (7.3)       $  11.3       $  (9.5)        $ 1.8
    Asset Write-Offs                       10.6            (10.6)             -             -            -
    Lease Termination Obligations           1.7             (0.2)           1.5          (0.1)          1.4
                                            ---             ----            ---          ----           ---
                                         $ 30.9          $ (18.1)       $  12.8       $  (9.6)        $ 3.2
                                         ======          =======        =======       =======         =====


       We completed all the actions contemplated under the first phase of our Financial Flexibility program by the end of 2001 and completed the actions under the second phase by June 30, 2002. There have not been any significant changes to our original Financial Flexibility programs.


Note 4 - Notes Payable and Indebtedness

       D&B's $100 million 364-day revolving credit facility due to expire in September 2003, was renewed and the new $100 million facility expires in September 2004. D&B also has an additional $175 million term revolving credit facility expiring in September 2005. Under these facilities, D&B has the ability to borrow at prevailing short-term interest rates. These facilities also support D&B's commercial paper borrowings up to $275 million. D&B has not drawn on these facilities since their inception and has no borrowings outstanding under these facilities at September 30, 2003. D&B has not borrowed under its commercial paper program in 2003. We believe that cash flows generated from its operations, supplemented as needed with its readily available financing arrangements, are sufficient to meet its short-term and long-term needs.

       In addition, D&B has notes of $300 million in principal, which have a five-year term maturing in March 2006 and bear interest at a fixed annual rate of 6.625% payable semiannually.

       Our borrowings at September 30, 2003 and December 31, 2002, including interest rate swaps designated as hedges, are summarized below:


                                                             September 30, 2003          December 31, 2002
                                                                Liab (Asset)                Liab (Asset)

           Notes Payable - Current                               $     -                      $    0.1
                                                                 -------                      --------

       Fair Value Of Long-Term Fixed Rate Notes                  $ 305.0                      $  305.7
       Fair Value Of Interest-Rate Swaps                            (5.2)                         (6.0)
       Other                                                         0.1                           0.2
                                                                 -------                       --------
            Long Term Debt                                       $ 299.9                      $  299.9
                                                                 =======                      ========


Note 5 -Reconciliation of Weighted Average Shares

                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                 September 30,
                                                                     2003            2002           2003           2002
                                                                     ----            ----           ----           ----
                                                                  (Shares data in thousands)    (Shares data in thousands)

Weighted average number of shares-basic                          73,534         74,295             74,118         74,559
Dilutive effect of shares issuable under stock options,
restricted stock and performance share plans                      2,478          2,188              2,167          2,412

Adjustment of shares applicable to stock options exercised
during the period and performance share plans                       140             57                143             62
                                                                    ---             --                ---             --

    Weighted average number of shares-diluted                    76,152         76,540             76,428         77,033
                                                                 ======         ======             ======         ======



       During the third quarter of 2003 and 2002, we repurchased 666,689 and 85,400 shares of common stock for $27.9 million and $3.0 million, respectively, to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the third quarter of 2003, we repurchased 948,311 shares in connection with a previously announced $100 million share repurchase program for $39.8 million. For the nine months ended September 30, 2003, we repurchased 1,756,611 shares in connection with the $100 million share repurchase program for $70.1 million. For the nine months ended September 30, 2003 and 2002, we repurchased 1,267,689 and 756,100 for $51.2 million and $29.1 million, respectively, to mitigate the dilutive effect of the shares under our stock incentive plans and Employee Stock Purchase Plan. During the first quarter of 2002, we repurchased 2.5 million shares at the market price of $85.1 million, in a privately negotiated block trade.

       Options to purchase 163,230 and 1,600,974 shares of common stock at September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the current market price of the common stock. Our options generally expire 10 years after the grant date.


Note 6 - Comprehensive Income

       Total comprehensive income for the three months and nine months ended September 30, 2003 and 2002, which includes net income and other gains and losses that affect shareholders' equity, was as follows:


                                                           Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
                                                          2003            2002            2003            2002
                                                         ------          ------         -------          ------
Net Income                                               $ 28.8          $ 34.7         $ 101.0          $ 79.1
Other Comprehensive Income (Loss)
   Foreign Currency Translation Adjustment                 (6.0)            3.9             0.2             6.0
   Unrealized Gains (Losses) on Investments                 0.1               -               -            (0.2)
                                                         ------          ------         -------          ------
Total Comprehensive Income                               $ 22.9          $ 38.6          $101.2          $ 84.9
                                                         ======          ======          ======          ======



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

       Pursuant to a series of agreements, IMS and NMR are jointly and severally liable for and must pay one-half, and we and Moody's are jointly and severally liable for and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the tax matters summarized below (other than the matter summarized below as "Amortization Expense Deductions -- 1997-2002," for which we and Moody's are solely responsible). D&B2 was contractually obligated to pay, and did pay, that $137 million in connection with the matter summarized below as "Utilization of Capital Losses -- 1989-1990."

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

       Specifically, the IRS is disallowing certain royalty expense deductions claimed by Donnelley/D&B1 on its 1993-1996 tax returns. We estimate that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to us of $5 million in pending tax refunds. We also estimate that the disallowance of the 1995 and 1996 royalty expense deductions would require payment from us of up to $43 million (tax, interest and penalties, net of associated tax benefits).

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

       We have filed protests relating to these proposed adjustments with the IRS Office of Appeals. The parties will attempt to resolve these matters at the Appeals phase before proceeding to litigation, if necessary. If the IRS were to prevail in its position, we would share responsibility for the matter with Moody's, IMS and NMR, as disclosed above. If we, on behalf of Donnelley/D&B1, were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, the disputed amounts would need to be paid.


Amortization Expense Deductions -- 1997-2002. The IRS has challenged the expense deductions with respect to a transaction entered into in 1997 by Donnelley/D&B1 that produces amortization expense deductions. While we believe the deductions are appropriate, the IRS could ultimately issue an assessment. If the IRS were to prevail or we were to challenge the assessment in U.S. District Court, we estimate that our cash payment to the IRS with respect to deductions claimed to date could be up to $49.8 million (tax, interest and penalties, net of associated tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated by us, our cash exposure, based on current interest rates and tax rates, would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted.

                               * * * * * * * * * *
       We have considered the foregoing tax matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities and have a reserve of $100 million recorded in the consolidated financial statements, which we believe is adequate for our share of the potential liabilities in these matters. Any payments that would be made for these exposures would be significant to us in the period a cash payment took place.


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

Hoover's - Initial Public Offering Litigation

         On November 15, 2001, a putative shareholder class action lawsuit was filed against Hoover's, certain of its then current and former officers and directors (the "Individual Defendants"), and one of the investment banks that was an underwriter of Hoover's July 1999 initial public offering ("IPO"). The lawsuit was filed in the United States District Court for the Southern District of New York and purports to be a class action filed on behalf of purchasers of the stock of Hoover's during the period from July 20, 1999, through December 6, 2000. An Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. Plaintiffs allege that the underwriter defendant agreed to allocate stock in Hoover's IPO to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices above the IPO price. Plaintiffs allege that the Prospectus for Hoover's IPO was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. On July 15, 2002, Hoover's moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Hoover's. Hoover's has approved a Memorandum of Understanding ("MOU") and related agreements setting forth the terms of a settlement between Hoover's and the plaintiff class. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the Court.

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

Pension Plan Litigation

       In March 2003, a lawsuit seeking class action status was filed against us in federal court in Connecticut on behalf of 46 specified former employees. The complaint, as amended in July 2003 (the "Amended Complaint"), sets forth the following putative class:

o current D&B employees who are participants in the Dun & Bradstreet Corporation Retirement Account and were previously participants in its predecessor plan, The Dun & Bradstreet Master Retirement Plan;

o current employees of Receivable Management Services Corporation ("RMSC") who are participants in The Dun & Bradstreet Corporation Retirement Account and were previously participants in its predecessor plan, The Dun & Bradstreet Master Retirement Plan;

o former employees of D&B or D&B's receivable management services ("RMS") operations who received a deferred vested retirement benefit under either the Dun & Bradstreet Corporation Retirement Account or The Dun & Bradstreet Master Retirement Plan; and

o former employees of D&B's RMS operations whose employment with D&B terminated after the sale of the RMS operations but who are not employees of RMSC and who, during their employment with D&B, were "Eligible Employees" for purposes of The Dun & Bradstreet Career Transition Plan.

The Amended Complaint estimates that the proposed class covers over 5,000 individuals.

       There are four counts in the Amended Complaint: Count 1 claims that we violated ERISA by not paying severance benefits to plaintiffs under our Career Transtion Plan. Count 2 claims a violation of ERISA in that our sale of the RMS business to RMSC and the resulting termination of our employees constituted a prohibited discharge of the plaintiffs and/or discrimination against the plaintiffs for the "intentional purpose of interfering with their employment and/or attainment of employee benefit rights which they might otherwise have attained." Count 3 claims that the plaintiffs were materially harmed by our alleged violation of ERISA's requirements that a summary plan description reasonably apprise participants and beneficiaries of their rights and obligations under the plans and that, therefore, undisclosed plan provisions (in this case, the actuarial deduction beneficiaries incur when they leave D&B before age 55 and elect to retire early) cannot be enforced against them. Count 4 claims that the 6 3/5% interest rate (the rate is actually 6 3/4%) used to actuarially reduce early retirement benefits is unreasonable and, therefore, results in a prohibited forfeiture of benefits under ERISA.

       The plaintiffs purport to seek payment of severance benefits; equitable relief in the form of either reinstatement of employment with D&B or restoration of employee benefits (including stock options); invalidation of the actuarial reductions applied to deferred vested early retirement benefits, including invalidation of the plan rate of 6 3/5% (the actual rate is 6 3/4%) used to actuarially reduce former employees' early retirement benefits; attorneys' fees and such other relief as the court may deem just.

       We deny all allegations of wrongdoing and are aggressively defending the case. In September 2003, we filed a motion to dismiss a majority of the claims in the Amended Complaint on the ground that plaintiffs cannot prevail with respect to those claims under any set of facts. We are unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of this matter has been accrued in our consolidated financial statements.


Note 8 - Acquisition

       On March 3, 2003, we acquired Hoover's, Inc. with cash on hand. The results of Hoover's operations have been included in our consolidated financial statements since that date. Hoover's provides industry and market intelligence on public and private companies, primarily to sales, marketing and business development professionals.

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

       On April 30, 2003, we paid $6.2 million to acquire controlling interests in three privately-held Italian real estate data companies: 100% interests in Italservice Bologna S.r.l. and Datanet S.r.l. and a 51% interest in RDS S.r.l. In addition, we paid $1.9 million to acquire 17.5% of RIBES S.p.A., a leading provider of business information to Italian banks. As a result, together with the minority interest held by our subsidiary Data House S.p.A., our interest in RIBES S.p.A. increased to 35%. The transaction was funded with cash on hand.

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


Note 9 - Divestitures

Sale of Our European Headquarters Building

       On July 31, 2003, we sold our High Wycombe, England, building and received proceeds of $80.2 million. We continue to operate from a portion of the building under a multi-year lease after the sale. We recognized a pre-tax loss on the sale of the building of $13.8 million within Operating Costs.

Sale of Our Israeli Operations

       On July 31, 2003, we sold our Israeli operations and recognized a pre-tax loss of $4.3 million in "Other Income (Expense) - Net".

Sale of Singapore Investment

       On July 2, 2003, we sold the equity interest in our Singapore investment and recognized a pre-tax gain of $1.8 million in "Other Income (Expense) - Net".


Note 10 - Segment Information

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

                                                 Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                                  2003      2002       2003     2002
                                                  ----      ----       ----     ----
Operating Revenues:
    North America                              $  229.2  $  212.2  $  685.0  $  667.1
    International                                 103.1      86.7     297.0     252.4
                                                  -----      ----     -----     -----
Consolidated Total                             $  332.3  $  298.9  $  982.0  $  919.5
                                               ========  ========  ========  ========

Operating Income (Loss):
    North America                              $   75.3  $   67.6  $  224.0  $  213.8
    International                                  10.8       7.8      28.5      17.9
                                                  -----      ----     -----     -----
       Total Divisions                             86.1      75.4     252.5     231.7
    All Other (1)                                 (32.0)    (16.6)    (81.7)    (83.1)
                                                  -----      ----     -----     -----
Consolidated Total                                 54.1      58.8     170.8     148.6
    Non-Operating Income (Expense)-- Net           (6.9)     (2.4)     (8.4)    (14.8)
                                                  -----      ----     -----     -----
Income before Provision for Income Taxes       $   47.2  $   56.4  $  162.4  $  133.8
                                               ========  ========  ========  ========


(1) The following table itemizes "All Other"

Corporate Costs                                $   (9.9) $   (8.0) $  (30.9) $  (26.9)
Transition Costs                                   (6.7)     (8.6)    (19.6)    (25.3)
Restructuring Expense                              (1.6)      -       (17.4)    (30.9)
High Wycombe, England, Building Sale              (13.8)      -       (13.8)      -
                                                  -----      ----     -----     -----
Total Other                                    $  (32.0) $  (16.6) $  (81.7) $  (83.1)
                                               ========  ========  ========  ========


Supplemental Geographic and Product Line Information:

                                                                                           Three Months Ended     Nine Months Ended
                                                                                              September 30,         September 30,
                                                                                              2003      2002       2003      2002
                                                                                              ----      ----       ----      ----
Geographic and Product Line Revenues:

North America:
      Risk Management Solutions                                                          $    149.5 $    146.5 $   454.2 $   451.9
      Sales & Marketing Solutions                                                              63.7       60.2     191.9     198.7
      Supply Management Solutions                                                               7.7        5.5      20.0      16.5
      E-Business Solutions                                                                      8.3        -        18.9       -
                                                                                         ---------- ---------- --------- ---------
    Core Revenue                                                                              229.2      212.2     685.0     667.1
    Divested Businesses                                                                         -          -         -         -
                                                                                         ---------- ---------- --------- ---------
Total North America                                                                      $    229.2 $    212.2 $   685.0 $   667.1
                                                                                         ---------- ---------- --------- ---------

International:
      Risk Management Solutions                                                          $     81.6 $     68.7 $   239.1 $   197.6
      Sales & Marketing Solutions                                                              17.3       14.3      47.4      44.6
      Supply Management Solutions                                                               2.2        1.3       7.2       5.7
                                                                                         ---------- ---------- --------- ---------
    Core Revenue                                                                              101.1       84.3     293.7     247.9
    Divested Businesses                                                                         2.0        2.4       3.3       4.5
                                                                                         ---------- ---------- --------- ---------
Total International                                                                      $    103.1 $     86.7 $   297.0 $   252.4
                                                                                         ---------- ---------- --------- ---------

Consolidated Operating Revenues:
      Risk Management Solutions                                                          $    231.1 $    215.2 $   693.3 $   649.5
      Sales & Marketing Solutions                                                              81.0       74.5     239.3     243.3
      Supply Management Solutions                                                               9.9        6.8      27.2      22.2
      E-Business Solutions                                                                      8.3        -        18.9       -
                                                                                         ---------- ---------- --------- ---------
    Core Revenue                                                                              330.3      296.5     978.7     915.0
    Divested Businesses                                                                         2.0        2.4       3.3       4.5
                                                                                         ---------- ---------- --------- ---------
Total Revenue                                                                            $    332.3 $    298.9 $   982.0 $   919.5
                                                                                         ========== ========== ========= =========

                                                                                          September 30,         December 31,
Assets:                                                                                       2003                 2002
                                                                                              ----                 ----
      North America                                                                      $    425.3            $    366.0
      International                                                                           445.4                 493.1
                                                                                         ----------             ---------
          Total Divisions                                                                     870.7                 859.1
      All Other (primarily U.S. pensions and taxes)                                           635.7                 668.6
                                                                                         ----------             ---------
Total Assets                                                                             $  1,506.4            $  1,527.7
                                                                                         ==========             =========


                                                                                          September 30,         December 31,
Goodwill:                                                                                      2003                 2002
                                                                                               ----                 ----
       North America                                                                     $    118.0            $     51.6
       International                                                                          127.4                 131.7
                                                                                         ----------             ---------
Total Goodwill                                                                           $    245.4            $    183.3
                                                                                         ==========             =========


Note 11 - Subsequent Events

Sale of Nordic Operations

       On October 9, 2003, we signed an agreement to sell our operations in Sweden, Denmark, Norway, and Finland to Bonnier Affarsinformation AB ("Bonnier Business Information") for approximately $40 to $43 million. We expect to recognize a one-time pre-tax gain of approximately $8 to $11 million at the time the transaction closes. Our Nordic operations generated approximately $44 million in revenue in 2002. We expect the transaction to close in December 2003, subject to regulatory approvals and customary closing conditions, which would be a first quarter 2004 event for our International segment as a result of their November 30 fiscal year end.

       We have reclassified the assets and liabilities relating to the Nordic operations to Assets and Liabilities Held for Sale in our Consolidated Balance Sheet as of September 30, 2003. Assets Held for Sale of $36.1 million is primarily made up of accounts receivable, other intangible assets, and goodwill. Liabilities Held for Sale of $10.8 million is primarily made up of accounts payable, accrued liabilities, and deferred revenue. The Assets and Liabilities Held for Sale are subject to change through the closing of the transaction. The Nordic operations belong to our International segment.

Postretirement Benefits

     In the fourth quarter of 2003, an amendment was made to D&B's Postretirement Benefit Plan. Starting January 1, 2004, we will limit the amount of our insurance premium contribution based on the amount D&B contributed in 2003 per retiree. This change is expected to reduce our postretirement benefit obligation by approximately $85 million, subject to changes in economic condition and the action plan experience. This non cash reduction will be amortized over the next five to six years, reducing the annual postretirement benefit costs by approximately $17 million a year and approximately $3 million in the fourth quarter 2003.


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

       We evaluate our results excluding restructuring charges (whether recurring or non-recurring) and certain other items that we believe do not reflect our underlying business performance (which we refer to as "non-core gains and charges"). For the third quarter 2003, these non-core gains and charges were restructuring charges of $1.6 million and a loss on the sale of our High Wycombe, England, building of $13.8 million. There were no non-core gains and charges for the third quarter 2002. For the nine months ended September 30, 2003, non-core gains and charges were $17.4 million of total restructuring charges, $13.8 million representing the loss on the High Wycombe, England, building offset by $7.0 million of insurance recovery related to the World Trade Center tragedy. For the nine months ended September 30, 2002, non-core gains and charges were restructuring charges of $30.9 million.

       We believe these measures are useful to you because they reflect how we manage our business. While we use these measures for the reasons stated above, these measures are not prepared in accordance with US GAAP and should not be considered in isolation or as substitutes for results prepared in accordance with US GAAP. In addition, you should note that because not all companies calculate these financial measures similarly or at all, the presentation of these measures is not likely to be comparable to measures of other companies.

       We also evaluate the profitability of our business segments before certain operating charges. Restructuring and transition costs are managed at the corporate level, and therefore, such amounts are not included in our segment results. Transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy, are reported as Corporate and Other expenses. Non-operating income or expenses are also managed at the corporate level, and therefore, such amounts are also excluded from segment results.

Overview

       Our discussion and analysis of our financial condition and results of operations for the third quarter 2003, and for the nine months ended September 30, 2003, are based upon D&B's unaudited consolidated financial statements for that period. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. Our financial statements should be read in conjunction with the consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations, which appear in D&B's Annual Report on Form 10-K for the year ended December 31, 2002.

       D&B provides the information, tools and expertise to help customers "Decide with ConfidenceTM." On January 1, 2003, we began managing our businesses in two operating segments:

o U.S. and Canada, which we refer to as "North America," is our largest segment, contributing 69% and 70% of our core revenue for the third quarter 2003 and nine months ended September 30, 2003, respectively;

o    Europe,   Asia   Pacific   and  Latin   America,   which  we  refer  to  as
     "International," representing 31% and 30% of our core revenue for the third quarter 2003 and nine months ended September 30, 2003, respectively.

     In each segment, D&B's core product lines are: Risk Management Solutions, Sales & Marketing Solutions and Supply Management Solutions.

o Risk Management Solutions-- our largest solution set, contributed 70% and 71% of our core revenue for the third quarter 2003 and nine months ended September 30, 2003, respectively;

o Sales & Marketing Solutions-- our next largest solution set, contributed 25% and 24% of our core revenue for the third quarter 2003 and nine months ended September 30, 2003, respectively;

o Supply Management Solutions-- one of our smaller solution sets, contributed 3% of our core revenue for the third quarter 2003 and nine months ended September 30, 2003.

       The core product lines, or customer solution sets, are discussed in greater detail in "Item 1. Business" of our Form 10-K for the year ended December 31, 2002.

       In addition, beginning with our first quarter 2003, we began reporting a fourth core product line, E-Business Solutions, representing the results of Hoover's, Inc. since we acquired the business on March 3, 2003. E-Business Solutions contributed 2% of our core revenue for the third quarter 2003 and nine months ended September 30, 2003, and is included in our North American segment results.

       In 2001, we launched a series of E-Business offerings in North America that provide access to, and delivery of, D&B products via the web. We continue to report the results of these product offerings in our Risk Management Solutions and Sales & Marketing Solutions product lines.

       Within our Risk Management Solutions and our Sales & Marketing Solutions, we monitor the performance of our older, more "traditional" products and our newer, "value-added products," because we expect the value-added products to be primary drivers of D&B's future revenue growth within these solution sets.

       Our traditional Risk Management Solutions generally consist of reports derived from our database which are used primarily for making decisions about new credit applications. An example is our Business Information Report, or BIR. Our traditional Risk Management Solutions constituted 83% of our Risk Management Solutions core revenue for the third quarter 2003 and nine months ended September 30, 2003. Traditional Risk Management Solutions constituted 58% and 59% of D&B's core revenue for the third quarter 2003 and nine months ended September 30, 2003, respectively. Our value-added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our value-added Risk Management Solutions constituted 17% of our Risk Management Solutions core revenue for the third quarter 2003 and nine months ended September 30, 2003. Value-added Risk Management Solutions constituted 12% of D&B's core revenue for the third quarter 2003 and nine months ended September 30, 2003.

       Our traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities, and constituted 62% and 59% of our Sales & Marketing Solutions core revenue for the third quarter 2003 and nine months ended September 30, 2003, respectively. Traditional Sales & Marketing constituted 16% and 14% of D&B's core revenue for the third quarter 2003 and nine months ended September 30, 2003, respectively. Our value-added Sales & Marketing Solutions generally include automated decision-making and customer information management solutions, and constituted 38% and 41% of our Sales & Marketing Solutions core revenue for the third quarter 2003 and nine months ended September 30, 2003, respectivley. Value-added Sales & Marketing Solutions constituted 9% and 10% of D&B's core revenue for the third quarter 2003 and nine months ended September 30, 2003, respectively.

     By utilizing our proprietary DUNSRight (TM) process we continue to provide customers with quality information whenever and wherever they need it. The DUNSRight (TM) quality process allows us to achieve best-in-class data quality. The process includes collecting data from multiple sources and enhancing it into insightful information that drives profitable decisions. The process consists of quality assurance plus five quality drivers: Global Data Collection, Entity Matching, the D-U-N-S (R) Number, Corporate Linkage, and Predictive Indicators. The DUNSRight (TM) quality process has been a key enabler of progress to date and will continue to be crucial to our growth going forward.

Recently Issued Accounting Standards

       See Note 2 to our consolidated financial statements for disclosure of the impact that recently issued accounting standards will have on our financial statements.


Results of Operations

       The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, and should be read in conjunction with those financial statements and footnotes, which have been prepared in accordance with US GAAP.


Consolidated Revenues

       The following tables present our revenue by segment and product line for the third quarter 2003 and 2002 and for the nine months ended September 30, 2003 and 2002. Additionally, these tables reconcile the non-GAAP measures of core revenue, both before and after the effect of foreign exchange, and total revenue before the effect of foreign exchange, to the GAAP measure of total revenue.

                                                                  Growth (Decline)                  Growth (Decline)
                                                                   vs. Prior Year        Less:       vs. Prior Year
                                         Three Months Ended         Period After      Effects of      Period Before
                                           September 30,        Effects of Foreign      Foreign    Effects of Foreign
                                         2003        2002            Exchange           Exchange         Exchange
                                         ----        ----
                                       (Amounts in millions)
Revenues by Segment:
   North America                      $229.2        $212.2               8%                -               8%
   International                       101.1          84.3              20%               14%              6%
                                       -----          ----
Core Revenue                           330.3         296.5              11%                4%              7%
   Divested Businesses                   2.0           2.4             (14%)               7%            (21%)
                                         ---           ---
Total Revenue                         $332.3       $ 298.9              11%                4%              7%
                                      ======       =======

                                                                 Growth (Decline)                  Growth (Decline)
                                                                   vs. Prior Year        Less:       vs. Prior Year
                                         Three Months Ended         Period After      Effects of      Period Before
                                           September 30,        Effects of Foreign      Foreign    Effects of Foreign
                                         2003        2002            Exchange           Exchange         Exchange
                                         ----        ----
                                       (Amounts in millions)
Revenues by Product Line:
   Risk Management Solutions          $  231.1        $215.2              7%               5%              2%
   Sales & Marketing Solutions            81.0          74.5              9%               3%              6%
   Supply Management                       9.9           6.8             45%               5%             40%
     Solutions
   E-Business Solutions                    8.3             -             N/M              N/M              N/M
                                           ---           ---
Core Revenue                             330.3         296.5             11%               4%              7%
   Divested Businesses                     2.0           2.4            (14%)              7%            (21%)
                                           ---           ---
Total Revenue                           $332.3        $298.9             11%               4%              7%
                                        ======        ======

                                                                  Growth (Decline)                  Growth (Decline)
                                                                   vs. Prior Year        Less:       vs. Prior Year
                                         Nine Months Ended          Period After      Effects of      Period Before
                                            September 30,        Effects of Foreign     Foreign    Effects of Foreign
                                         2003        2002             Exchange          Exchange         Exchange
                                         ----        ----
                                       (Amounts in millions)
Revenues by Segment:
   North America                       $685.0         $667.1             3%               1%               2%
   International                        293.7          247.9            19%              17%               2%
                                        -----          -----
Core Revenue                            978.7          915.0             7%               5%               2%
   Divested Businesses                    3.3            4.5           (26%)              4%             (30%)
                                          ---            ---
Total Revenue                         $ 982.0        $ 919.5             7%               5%               2%
                                      =======        =======



                                                                  Growth (Decline)    Less:        Growth (Decline)
                                                                   vs. Prior Year     Effects       vs. Prior Year
                                         Nine Months Ended          Period After      of             Period Before
                                           September 30,         Effects of Foreign   Foreign     Effects of Foreign
                                          2003       2002             Exchange         Exchange        Exchange
                                          ----       ----
                                       (Amounts in millions)
Revenues by Product Line:
   Risk Management Solutions           $ 693.3        $649.5              7%               6%              1%
   Sales & Marketing Solutions           239.3         243.3             (2%)              2%             (4%)
   Supply Management Solutions            27.2          22.2             22%               5%             17%
   E-Business Solutions                   18.9            -              N/M              N/M             N/M
                                          ----           ---
Core Revenue                             978.7         915.0              7%               5%              2%
   Divested Businesses                     3.3           4.5            (26%)              4%            (30%)
                                           ---           ---
Total Revenue                          $ 982.0        $919.5              7%               5%              2%
                                       =======        ======


Three Months Ended September 30, 2003

       For the three months ended September 30, 2003, core revenue increased $33.8 million, or 11% (including four percentage points of growth from favorable movements in foreign exchange rates and five percentage points from acquisitions), compared with the three months ended September 30, 2002. The revenue increase was driven by revenue growth in North America of $17.0 million and International of $16.8 million, or 8% and 20% (including 14 percentage points of growth from favorable movements in foreign exchange rates, for International), respectively. Total revenue for the third quarter 2003 includes revenue from our Israel business, which was divested in the third quarter 2003. Total revenue for the third quarter 2002 includes revenue from our Israeli business and Korean business (which was divested in the fourth quarter 2002).

       On a product-line basis, our core revenue results in the third quarter of 2003 versus the third quarter of 2002 reflect:

o a $15.9 million, or 7%, growth in Risk Management Solutions, including five percentage points of growth from favorable movements in foreign exchange rates and three percentage points of growth due to the acquisition of Data House and the Italian real estate acquisitions. Traditional Risk Management Solutions grew 6%, and our value-added Risk Management Solutions grew 14%, benefiting by five and four percentage points of growth due to the effects of foreign exchange, respectively. Traditional Risk Management Solutions continues to contribute to this improvement through our enhanced BIR product which was released in the second quarter 2003, at a higher price, as well as the growth in other traditional products including Comprehensive Report, Self-Analysis, and Monitoring. This growth has been partially offset in our International segment by the continued competition in some of our larger markets, as well as competitive pricing pressures on some of our low-end products. In our value-added Risk Management Solutions, our portfolio management solutions products continued to perform well in the United States, which reflects the benefits from our recent investment spending in Enterprise Risk Assessment Manager, that help customers manage their credit portfolios. The increase in value-added Risk Management Solutions can also be attributed to our customers' preference to continue to automate their decision making process through products such as Global Decision Maker, and integrate their existing systems using Toolkit and Data Integrator solutions.

o a $6.5 million, or 9%, increase in Sales & Marketing Solutions, including three percentage points of favorable movement in foreign exchange rates. Traditional Sales & Marketing Solutions grew 2%, while our value-added Sales & Marketing Solutions grew 21%. Both growth rates are reflecting two percentage points of growth from foreign exchange. The overall growth in Sales & Marketing Solutions is largely driven by the improvement in value-added sales in our North America segment and traditional product sales in our International segment. Contributing to the improvement in North America were two of our larger value-added products, Customer Information Management products and our high-end prospecting solutions, including Market Spectrum.

o a $3.1 million, or 45%, increase in Supply Management Solutions on a small base, reflecting investment spending and five percentage points of growth from favorable movements in foreign exchange rates. This growth came from both our North America and International segments. Within North America the increase reflects the trend of customers focusing on improving their operating results through the optimization of the procurement process. The growth in our International segment is driven by increased sales of our Data Rationalization and Spend Analysis products.

o $8.3 million of revenue from E-Business Solutions, representing the results of Hoover's, Inc. We continue to see growth in this product line as a result of an increase in the subscriber base.


Nine Months Ended September 30, 2003

       For the nine months ended September 30, 2003, core revenue increased $63.7 million, or 7% (including five percentage points of growth from favorable movements in foreign exchange rates and four percentage points from acquisitions), compared with the nine months ended September 30, 2002. The revenue increase was driven by revenue growth in both our North America segment of $17.9 million, or 3% (including one percentage point of growth from favorable movements in foreign exhange rates), and our International segment of $45.8 million, or 19% (including 17 percentage points of growth from favorable movements in foreign exhange rates). Total revenue for the nine months ended September 30, 2003 includes revenue from our Israel business which was divested in the third quarter 2003. Total revenue for the nine months ended September 30, 2002 includes revenue from our Israeli business and Korean business (which was divested in the fourth quarter 2002).

       On a product-line basis, our core revenue results for the nine months ended September 30, 2003 versus the nine months ended September 30, 2002 reflect:

o a $43.8 million, or 7%, growth in Risk Management Solutions, including six percentage points of growth from favorable movements in foreign exchange rates and three percentage points of growth due to the acquisition of Data House and the Italian real estate acquisitions. For the nine months ended September 30, 2003, Risk Management Solutions was up 1% before the effects of foreign exchange, driven by the improved third quarter results in both North America and International.

o a $4.0 million, or 2%, decrease in Sales & Marketing Solutions, including two percentage points of favorable movement in foreign exchange rates. The 4% decline in Sales & Marketing Solutions, before the effects of foreign exchange, reflects the continued improved results in the third quarter from a 6% decline, including three percentage points of favorable impacts from foreign exchange, or a 9% decline before the effects of foreign exchange, in the six months ended June 30, 2003.

o a $5.0 million, or 22%, increase in Supply Management Solutions on a small base, reflecting investment spending and five percentage points of growth from favorable movements in foreign exchange rates. This growth came from both our North America and International segments, primarily driven by customers focusing on improving their operating results through the optimization of the procurement process.

o $18.9 million of revenue from E-Business Solutions, representing the results of Hoover's, Inc. We continue to see growth in this product line as a result of an increase in the subscriber base.

Consolidated Operating Costs

       The following table presents our consolidated operating costs and operating income for the quarter and nine months ended September 30, 2003 and 2002:


                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                                    2003            2002              2003            2002
                                                    ----            ----              ----            ----
                                                    (Amounts in millions)             (Amounts in millions)
Operating Expenses                                 $117.8           $100.3           $325.7           $311.3
Selling and Administrative Expenses                 144.2            118.9            421.6            368.4
Depreciation and Amortization                        14.6             20.9             46.5             60.3
Restructuring Charge                                  1.6                -             17.4             30.9
                                             ---------------  --------------   --------------  ---------------
Operating Costs                                  $  278.2         $  240.1           $811.2           $770.9
                                             ===============  ==============   ==============  ===============
Operating Income                                $    54.1          $  58.8           $170.8           $148.6
                                             ===============  ==============   ==============  ===============


       Operating expenses of $117.8 million for the three months ended September 30, 2003 were up 18% compared to the three months ended September 30, 2002. The increase was primarily due to the loss of $13.8 million on the sale of our High Wycombe, England, building in July 2003.

       On a year-to-date basis, operating expenses increased 5% to $325.7 million. The increase was primarily due to the loss of $13.8 million on the sale of our High Wycombe, England, building.

       Selling and administrative expenses increased 21% to $144.2 million in the third quarter of 2003, compared with $118.9 million in the third quarter of 2002. The increase was primarily due to additional costs related to revenue generating investments, such as additions to our sales force to improve our marketplace coverage in Sales & Marketing Solutions as well as additional costs (such as commissions) incurred as a result of increased revenues. Additionally, we have increased our expense base as a result of consolidating the Hoover's, Inc., Data House, and three Italian real estate acquisitions. The increase in the costs mentioned above was partially offset by administrative cost savings such as lower compensation costs achieved through our Financial Flexibility program.

       On a year-to-date basis, selling and administrative expenses increased 14% to $421.6 million. The increase was primarily due to additional costs as a result of the Hoover's, Inc, Data House, and three Italian real estate acquisitions. Also contributing to the increase were costs relating to revenue generating investments, such as additions to our sales force to improve our marketplace coverage in Sales & Marketing Solutions as well as additional costs incurred as a result of increased revenues.

       We had net pension income of $5.3 million and $13.8 million for the three and nine months ended September 30, 2003, respectively, compared to $7.8 million and $25.2 million for the three and nine months ended September 30, 2002, respectively. We consider this amount to be part of our compensation costs and, therefore, net pension income is included in operating expenses and in selling and administrative expenses, based upon the classification of the underlying compensation costs. Higher non-cash pension costs resulting from changes in the actuarial assumptions for the U.S. Retirement Plan have resulted in the decline in net pension income compared to 2002.

       Depreciation and amortization decreased 30% to $14.6 million for the third quarter 2003, compared to $20.9 million for the third quarter 2002. The decrease in the third quarter 2003 was largely driven by the sale of our facilities in Berkeley Heights and Murray Hill, New Jersey in 2002 and lower capitalized spending in 2003. The lower capital spending is a result of D&B delivering more of our products over the web and in turn, investment projects are becoming less capital intensive.

       Year-to-date depreciation and amortization decreased by 23% to $46.5 million, compared to $60.3 million for the nine months ended September 30, 2002. The decrease in the nine months ended September 30, 2003 was the result of the same factors that affected the third quarter of 2003.

       During the third quarter of 2003, we recognized a $1.6 million charge in connection with the fourth phase of our Financial Flexibility program for severance and termination costs. This completes the charges for the fourth phase of our Financial Flexibility program.

       As of September 30, 2003, we have terminated approximately 3,200 employees under all four phases of the Financial Flexibility program, including the approximately 400 employees who were transitioned to Computer Sciences Corporation ("CSC") in connection with the outsourcing of certain technology functions. This will bring the total number of employees terminated (via termination and voluntary attrition) in connection with the four phases of the Financial Flexibility program, since its inception in October 2000, to approximately 3,200, reflecting the elimination of 3,500 positions (including 300 open positions).

       Year-to-date restructuring charges of $17.4 million have been recognized in connection with the fourth phase of our Financial Flexibility program. As of September 30, 2003 we have recorded $17.1 million for severance and termination costs related to approximately 500 employees and $0.3 million for lease termination obligations. Total restructuring charges are down 44% from prior year levels due primarily to the $10.6 million of asset write-offs recognized as part of the third phase of our Financial Flexibility program in connection with the sale of our Berkeley Heights facility to CSC during the second quarter of 2002.

       In accordance with SFAS No. 87 and SFAS No. 88, we are required to recognize a one-time curtailment charge for the estimated pension expense impact to the Dun & Bradstreet Corporation Retirement Account (the "U.S. Qualified Plan") related to the headcount actions of the fourth phase of our Financial Flexibility program announced on January 13, 2003. The curtailment accounting requirement of SFAS No. 88 requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g., full vesting). For the U.S. Qualified Plan, these items together resulted in an immediate curtailment charge to earnings of $0.5 million in first quarter 2003, included in the $17.1 million charge for severance and termination costs above.

Interest Income (Expense) -- Net

       The following table presents our net interest income and expense for the quarter and nine months ended September 30, 2003 and 2002:


                                                             Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                              2003           2002           2003            2002
                                                              ----           ----           ----            ----
                                                          (Amounts in millions)            (Amounts in millions)
Interest Income                                                $1.1           $0.7          $2.7             $2.0
Interest Expense                                               (4.8)          (4.9)        (14.0)           (14.8)
                                                     ---------------   --------------  ---------------  ---------------
       Interest Expense - Net                                $(3.7)          $(4.2)       $(11.3)          $(12.8)
                                                     ===============   ==============  ===============  ===============

       For the three months ended September 30, 2003, interest income increased $0.4 million and interest expense decreased $0.1 million. For the nine months ended September 30, 2003, interest income increased $0.7 million and interest expense decreased $0.8 million. The increases in interest income were primarily due to additional invested amounts of our combined cash and marketable securities, both short and long term, while the decreases in interest expense were primarily due to lower interest rates.

Other Income (Expense) -- Net

       The following table presents our "Other Income (Expense) -- Net" for the quarter and nine months ended September 30, 2003 and 2002:

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                          2003             2002             2003             2002
                                                          ----             ----             ----             ----
                                                          (Amounts in millions)            (Amounts in millions)
Miscellaneous Other Income (Expense) - Net                 $(0.7)        $(0.8)          $ (1.6)           $(1.7)
Insurance Recovery related to World Trade Center
Tragedy                                                         -            -              7.0                -
Loss on Sale of Israel Business                             (4.3)            -             (4.3)               -
Investment write-off of Avantrust, LLC                         -             -               -              (2.9)
Gain on Sale of Equity Interests in Singapore
Business                                                     1.8            2.6             1.8              2.6
                                                     ---------------   --------------  ---------------  ---------------
                                                           $(3.2)         $1.8             $2.9            $(2.0)
                                                     ===============   ==============  ===============  ===============


       For the three months ended September 30, 2003, Other Income (Expense) - Net decreased $5.0 million, primarily due to the loss on the sale of our Israel business in the third quarter 2003 combined with the gain on the sale of equity interests in our Singapore business during the third quarter 2002. These were partially offset by the gain on the sale of equity interests in our Singapore business in the third quarter 2003.

       For the nine months ended September 30, 2003, Other Income (Expense) - Net increased $4.9 million, primarily due to receipt of a $7.0 million settlement on an insurance claim to recover losses related to the events of September 11, 2001 and our $1.8 million gain on the sale of equity interests in our Singapore business. These items were partially offset by the $4.3 million loss on the sale of our Israel business in the third quarter 2003.


Provision for Income Taxes

       D&B's effective tax rate was 38.7% for the third quarter of 2003, negatively impacted by the non-deductibility of certain costs related to the sale of our High Wycombe, England, building (3.4 points) and the non-deductibility in some countries of certain items included within the restructuring charge (0.6 points), partially offset by a tax benefit related to the sale of our Israeli operations (2.3 points) and the benefits of state tax planning initiatives and global tax planning (1.5 points). Our effective tax rate for the third quarter of 2002 was 38.5% and had no material items impacting the effective rate.

       For the nine months ended September 30, 2003 our effective tax rate was 37.7%. The effective tax rate for 2003 has been negatively impacted by the non-deductibility of certain costs related to the sale of our High Wycombe, England, building (1.2 points) and the non-deductibility in some countries of certain items included within the restructuring charge (0.4 points), partially offset by a tax benefit related to the sale of our Israeli operations (0.9 points) and the benefits of state tax planning initiatives and global tax planning (1.0 points). The effective tax rate for the nine months ended September 30, 2002 was 39.6%, negatively impacted by the non-deductibility in some countries of certain items included within the restructuring charge (1.6 points).






Equity in Net Losses of Affiliates

       There were no material amounts recorded as Equity in Net Losses of Affiliates in 2003. For the nine months ended September 30, 2002 we recorded $1.7 million as Equity in Net Losses of Affiliates. These net losses were primarily related to Avantrust LLC, our joint venture with American International Group, Inc. In the second quarter 2002, we exited Avantrust LLC.

Earnings per Share

       We reported earnings per share, or EPS, in the quarter and nine months ended September 30, 2003 and 2002, as follows:

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                          2003             2002             2003             2002
                                                          ----             ----             ----             ----
Basic Earnings Per Share                                 $0.39             $0.47           $1.36            $1.06
                                                         =====             =====           =====            =====

Diluted Earnings Per Share                               $0.38             $0.45           $1.32            $1.03
                                                         =====             =====           =====            =====

       For the three months ended September 30, 2003, basic EPS decreased 17%, compared with the third quarter of 2002, resulting from a 17% decrease in net income. Diluted EPS decreased 16%, compared with the third quarter of 2002, also primarily driven by a 17% decrease in net income partially offset by a 1% reduction in the weighted average number of diluted shares outstanding. The decreases in EPS were driven by the loss on the sale of our High Wycombe, England, building of $13.8 million. In addition, for the quarter ended September 2003 we had a restructuring charge of $1.6 million as compared to no restructuring charge in the quarter ended September 2002.

       For the nine months ended September 30, 2003, basic EPS increased 28%, compared with the nine months ended September 30, 2002, reflecting a 28% increase in net income. Diluted EPS increased 28%, compared with the nine months ended September 30, 2002, also primarily driven by a 28% increase in net income and a 1% reduction in the weighted average number of diluted shares outstanding. The primary driver in EPS growth is growth from operations and the $7.0 million settlement on an insurance claim to recover losses related to the events of September 11, 2001. Partially offsetting the growth was the $13.8 million loss on the sale of our High Wycombe, England, building and the $17.4 million restructuring charge, both in 2003, and the $30.9 million restructuring charge in 2002.

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


North America

       North America is our largest segment, representing 69% and 70% of our core revenue for the third quarter 2003 and nine months ended September 30, 2003, respectively. The following tables present our North American product line revenue for the quarter and nine months ended September 30, 2003 and 2002. The tables also reconcile the non-GAAP measure of revenue before the effect of foreign exchange to the GAAP measure of total revenue.


                                                                   Growth (Decline)                  Growth (Decline)
                                                                    vs. Prior Year       Less:        vs. Prior Year
                                           Three Months Ended        Period After     Effects of      Period Before
                                             September 30,            Effects of        Foreign    Effects of Foreign
                                           2003         2002        Foreign Exchange    Exchange          Exchange
                                           ----         ----
                                         (Amounts in millions)
Revenues:
   Risk Management Solutions             $149.5     $ 146.5             2%               -                2%
   Sales & Marketing Solutions             63.7        60.2             6%               -                6%
   Supply Management Solutions              7.7         5.5            38%               -               38%
   E-Business Solutions                     8.3          -             N/M              N/M              N/M
                                         ------      ------
Total North America Revenue              $229.2      $212.2             8%               -                8%
                                         ======      ======




                                                                   Growth (Decline)                  Growth (Decline)
                                                                    vs. Prior Year       Less:        vs. Prior Year
                                           Nine Months Ended         Period After     Effects of      Period Before
                                             September 30,            Effects of        Foreign    Effects of Foreign
                                           2003         2002        Foreign Exchange    Exchange          Exchange
                                           ----         ----
                                         (Amounts in millions)
Revenues:
   Risk Management Solutions             $454.2      $ 451.9             1%              1%                0%
   Sales & Marketing Solutions            191.9        198.7            (3%)             1%               (4%)
   Supply Management Solutions             20.0         16.5            20%               -               20%
   E-Business Solutions                    18.9            -            N/M              N/M              N/M
                                         ------       ------
Total North America Revenue             $ 685.0      $ 667.1            3%               1%                2%
                                        =======      =======

Three Months Ended September 30, 2003

       North American revenue increased $17.0 million, or 8%, from the third quarter of 2002. The increase is due to increased revenue in all of our product lines. The acquisition of Hoover's, Inc. contributed an additional $8.3 million, or four percentage points of growth.


On a product-line basis, North America's core revenue results reflect:

o a $3.0 million, or 2%, increase in Risk Management Solutions. Traditional Risk Management Solutions, which accounted for 79% of total North American Risk Management Solutions, was flat. Value-added Risk Management Solutions increased 9%, as our portfolio management solutions products continued to perform well in the United States. This increase reflects the benefits of our recent investment spending on our Enterprise Risk Assessment Manager product. The improvement also reflects our customers continued shift towards automating their decision making process.

o a $3.5 million, or 6%, increase in Sales & Marketing Solutions. Traditional Sales & Marketing Solutions, which accounted for 58% of total North American Sales & Marketing Solutions, decreased 4%. This decline is indicative of the current economic environment. This area of our business is sensitive to changes in the economy, as sales and marketing expenses are often viewed as discretionary spending by our customers. This decline was offset by the continued strength of value-added Sales & Marketing Solutions, which increased 22%. Within our value-added Sales & Marketing Solutions the increase was driven by Customer Information Management products and our high-end prospecting solutions, including Market Spectrum.

o a $2.2 million, or 38%, increase in Supply Management Solutions reflects the trend of customers focusing on improving operating results through the optimization of the procurement process.

o $8.3 million of revenue from E-Business Solutions, representing the results of Hoover's, Inc.


       North America's operating income for the third quarter 2003 was $75.3 million, compared to $67.6 million for the third quarter 2002. The increase in operating income was primarily due to an 8% increase in the overall North America revenue for the third quarter partially offset by additional expenses associated with Hoover's, Inc.

Nine Months Ended September 30, 2003

       North America revenue increased, $17.9 million, or 3%, as compared to the nine month period ended September 30, 2002. The acquisition of Hoover's, Inc. contributed $18.9 million, or three percentage points of growth.

On a product-line basis, North America's revenue results reflect:

o a $2.3 million, or 1% increase in Risk Management Solutions. The results for the nine months ended September 30, 2003 continued to improve from a 2% decline in the first quarter 2003 and a flat six months ended June 30, 2003. Traditional Risk Management Solutions continues to contribute to this improvement through our enhanced BIR product which was released in the second quarter 2003, at a higher price, as well as the growth in other traditional products including Comprehensive Report, Self-Analysis, and Monitoring. Additionally, our value-added Risk Management Solutions products continued to perform well in the United States. This increase also reflects the benefits of our recent investment spending in our Enterprise Risk Assessment Manager product. The improvement further reflects our customers continued shift towards automating their decision making process.

o a $6.8 million, or 3%, decrease in Sales & Marketing Solutions. Our nine months results reflect a continued improvement relative to a 15% decline in the first quarter 2003 and a 7% decrease for the six months ended June 30, 2003. The improvement was driven by a 15% growth in our value-added Sales & Marketing Solutions, which offset declines in the market sensitive Traditional Sales & Marketing Solutions segment. Within our value-added Sales & Marketing Solutions the increase was driven by Customer Information Management products and our high-end prospecting solutions, including Market Spectrum.

o a $3.5 million, or 20% increase in Supply Management Solutions reflects the trend of customers focusing on improving their operating results through the optimization of the procurement process.

o $18.9 million of revenue from E-Business Solutions, representing the results of Hoover's Inc.

       North America's operating income for the nine months ended September 30, 2003 was $224.0 million, an increase of $10.2 million, or 5% from the nine months ended September 30, 2002. Revenues increased 3% from the prior year. Expenses increased from the prior year as a result of higher non-cash pension costs resulting from changes in the actuarial assumptions for the U.S. Retirement Plan and increased expenses associated with our acquisition of Hoover's, Inc. Partially offsetting these expense increases were savings associated with our Financial Flexibility initiatives.


International

       International represented 31% and 30% of our core revenue for the third quarter 2003 and the nine months ended September 30, 2003, respectively. The following tables present our International product line revenue for the quarter and nine months ended September 30, 2003 and 2002. Additionally, the tables reconcile the non-GAAP measures of core revenue, both before and after the effect of foreign exchange, and total revenue before the effect of foreign exchange, to the GAAP measure of total revenue.



                                                                  Growth (Decline)
                                                                  vs. Prior Year      Less:       Growth (Decline)
                                          Three Months Ended       Period After     Effects of      vs. Prior Year
                                             September 30,          Effects of        Foreign       Period Before
                                         2003        2002        Foreign Exchange    Exchange    Effects of Foreign Exchange
                                         ----        ----
                                      (Amounts in millions)
Revenues:
   Risk Management Solutions             $  81.6    $  68.7           19%              15%               4%
   Sales & Marketing Solutions              17.3       14.3           20%              12%               8%
   Supply Management Solutions               2.2        1.3           73%              22%              51%
                                             ---        ---
International Core Revenue                 101.1       84.3           20%              14%               6%
   Divested Businesses                       2.0        2.4          (14%)              7%             (21%)
                                             ---        ---
Total International Revenue             $  103.1    $  86.7           19%              14%               5%
                                        ========    =======

                                                                 Growth (Decline)
                                                                  vs. Prior Year       Less:       Growth (Decline)
                                           Nine Months Ended       Period After     Effects of      vs. Prior Year
                                             September 30,          Effects of        Foreign       Period Before
                                         2003        2002        Foreign Exchange    Exchange    Effects of Foreign Exchange
                                         ----        ----
                                        (Amounts in millions)
Revenues:
   Risk Management Solutions             $  239.1     $ 197.6           21%              17%               4%
   Sales & Marketing Solutions               47.4        44.6            6%              13%              (7%)
   Supply Management Solutions                7.2         5.7           28%              21%               7%
                                              ---         ---
International Core Revenue                  293.7       247.9           19%              17%               2%
   Divested Businesses                        3.3         4.5          (26%)              4%             (30%)
                                              ---         ---
Total International Revenue               $ 297.0     $ 252.4           18%              16%               2%
                                          =======     =======

Three Months Ended September 30, 2003

       International core revenue increased $16.8 million, or 20%, from the third quarter of 2002. The increase in International's revenue was driven by 14 percentage points of growth due to the favorable effect of foreign exchange rate movements and eight percentage points of growth due to our acquisition of Data House and the additional Italian real estate acquisitions. Total revenue for the third quarter 2003 includes revenue from our Israeli business, which was divested in the third quarter 2003. Total revenue for the third quarter 2002 includes revenue from our Israeli business and Korean business (which was divested in the fourth quarter 2002).





On a product-line basis, International's core revenue results reflect:

o a $12.9 million, or 19%, increase in Risk Management Solutions, including 15 percentage points of growth due to favorable movements in foreign exchange rates and nine percentage points of growth due to the acquisition of Data House and the additional Italian real estate acquisitions. Traditional Risk Management Solutions increased 17%, driven by 14 percentage points of growth due to favorable movements in foreign exchange rates and 10 percentage points of growth due to the acquisition of Data House and the additional Italian real estate acquisitions. Within our traditional products, we continue to experience competition in some of our larger markets. We are also experiencing competitive pricing pressures on our low-end traditional products in the United Kingdom and Nordic region. These competitive and pricing pressures have been partially offset by the continued success of our new monitoring product, e-Portfolio. Value-added Risk Management Solutions increased 36%, including 17 percentage points of growth due to favorable movements in foreign exchange rates. The increase is driven by the customers' preference to continue to automate their decisioning process through products such as Global Decision Maker, and integrate their existing systems using Toolkit solutions.

o a $3.0 million, or 20%, increase in Sales & Marketing Solutions, including 12 percentage points of growth due to favorable movements in foreign exchange rates. The overall growth in Sales & Marketing Solutions is the result of the following management actions: (i) added sales leadership in five major markets, each with a dedicated sales team, (ii) continued increase of focus by our sales teams on value-added products, (iii) expanded demand generation programs, and (iv) growth in linkage products resulting from our customers' move from CD to Web-based solutions. Traditional Sales & Marketing Solutions increased 23%, including 13 percentage points of growth due to favorable movements in foreign exchange rates. We continue to see competitive pricing pressure in the low-end list and label business and falling demand for CD products, within our traditional Sales & Marketing Solutions products. Value-added Sales & Marketing Solutions increased by 12%, including 13 percentage points due to favorable effects of foreign exchange.

o a $0.9 million, or 73%, increase in Supply Management Solutions, including 22 percentage points of growth due to favorable movements in foreign exchange rates. The growth is driven by increased sales of our Data Rationalization and Spend Analysis products.

       International's operating income increased by $3.0 million, or 42%, compared with the third quarter 2002. The increase is primarily due to a lower cost base as a result of our Financial Flexibility program combined with a 20% increase in core revenue. The cost reductions were made in the technology, administrative, and data collection areas.

Nine Months Ended September 30, 2003

       International core revenue increased $45.8 million, or 19%, from the nine months ended September 30, 2003. The increase in International's core revenue was driven by 17 percentage points of growth due to the favorable effect of foreign exchange rate movements and seven percentage points of growth due to our acquisition of Data House and the additional Italian real estate acquisitons. Total revenue for the third quarter 2003 includes revenue from our Israeli business, which was divested in the third quarter 2003. Total revenue for the third quarter 2002 includes revenue from our Israeli business and Korean business (which was divested in the fourth quarter 2002).

On a product-line basis, International's core revenue results reflect:

o a $41.5 million, or 21%, increase in Risk Management Solutions, including 17 percentage points of growth due to favorable movements in foreign exchange rates and nine percentage points of growth due to the acquisition of Data House and the additional Italian real estate acquisitions. Traditional Risk Management Solutions increased 20%, driven by 17 percentage points of growth due to favorable movements in foreign exchange rates and nine percentage points of growth due to the acquisition of Data House and the additional Italian real estate acquisitions. We continue to experience both competitive and pricing pressures in some of our larger markets. These pressures are partially offset by the continued success of our new monitoring product, e-Portfolio. Value-added Risk Management Solutions increased 29%, including 15 percentage points of growth due to the favorable effects of foreign exchange. The continued improvement in value-added products reflects our customers continued shift towards automating their decision making process.

o a $2.8 million, or 6%, increase in Sales & Marketing Solutions, including 13 percentage points of growth due to favorable movements in foreign exchange rates. Traditional Sales & Marketing Solutions increased by 3%, and our value-added Sales & Marketing Solutions increased by 16%, each assisted by 13 percentage points of growth due to favorable effects of foreign exchange. The decline (before foreign exchange impacts) of the Traditional Sales & Marketing Solutions is indicative of a very competitive market, specifically in our low-end list and label business. The increase in our value-added Sales & Marketing Solutions represents a continued improvement in growth from the second quarter 2003. The increase is primarily driven by the following management actions: (i) added sales leadership in five major markets, each with a dedicated sales team, (ii) continued increase of focus by our sales teams on value-added products,
     (iii) expanded demand generation programs, and (iv) growth in linkage products resulting from our customers' move from CD to Web based solutions.

o a $1.5 million, or 28%, increase in Supply Management Solutions, including 21 percentage points of growth due to favorable movements in foreign exchange rates.

       International's operating income increased by $10.6 million, or 60%, compared with the nine months ended September 30, 2002. The increase is primarily due to a 19% increase in core revenue as well as a lower cost base associated with our Financial Flexibility program. Specifically, cost improvements were achieved in the technology, administrative and data collection areas.

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

       We will continue to use different approaches to improve our competitive position from market to market worldwide. In some markets, we are investing to strengthen our position, either through organic growth or by acquisition. In other markets, we may establish strategic relationships to strengthen our global data coverage and our customer value propositions. We have used each of these approaches already in different parts of the world, and we anticipate evaluating and implementing these and other approaches in the future.

       Additionally, we will also continue to leverage our DUNSRight (TM) quality process to establish leadership positions in our International markets.

Liquidity and Financial Position

       At September 30, 2003, cash and cash equivalents totaled $199.7 million, an increase from $191.9 million at December 31, 2002. This $7.8 million increase primarily reflects $98.0 million used for the acquisition of Hoover's and three small Italian real estate companies (net of cash acquired), $121.3 million used to repurchase shares, and $19.8 million of investments in capital expenditures and capitalized software, offset by $156.3 million of cash provided from operations, $80.2 million of proceeds related to the sale of our High Wycombe, England, building, and $18.3 million of net proceeds received in connection with our stock incentive plans.

       D&B's $100 million 364-day revolving credit facility expired in September 2003. We renewed this facility in September 2003 for $100 million. D&B also has an additional $175 million term revolving credit facility expiring in September 2005. Under these facilities, D&B has the ability to borrow at prevailing short-term interest rates. These facilities also support D&B's commercial paper borrowings up to $275 million. D&B has not drawn on these facilities since their inception and has no borrowings outstanding under these facilities at September 30, 2003. D&B has not borrowed under its commercial paper program in 2003.

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


Cash Provided by Operating Activities

       Net cash provided by operating activities for the nine months ended September 30, 2003, was $156.3 million, while operating activities in the same period of 2002 provided net cash of $133.7 million. This increase of $22.6 million was primarily due to $7.5 million of improvement in our accounts receivables due to increased collections and $9.9 million of improvement in our accrued liabilities due to ongoing operating expense reductions as a result of our Financial Flexibility programs. The remaining difference is primarily due to the receipt of $7.0 million in the first quarter of 2003 in settlement of our insurance claim to recover losses related to the events of September 11, 2001. During the nine months ended September 30, 2003, D&B made payments of $23.8 million related to the restructurings associated with our Financial Flexibility program, compared to payments of $25.2 million in the same period of 2002.


Cash Used in Investing Activities

       Net cash used in investing activities totaled $49.3 million during the first nine months of 2003, compared with net cash used in investing activities of $41.6 million during the first nine months of 2002. This change was primarily related to payments of $92.5 million (net of cash acquired) for the acquisition of Hoover's and $5.5 million (net of cash acquired) for the acquisition of three small Italian real estate companies. Also, as part of this transaction we made a $1.9 million payment to acquire 17.5% of RIBES S.p.A., a leading provider of business information to Italian banks, during the second quarter of 2003. We also received $11.7 million of short-term marketable securities as part of the Hoover's acquisition. Partially offsetting the payments above was the $80.2 million of cash proceeds received from the sale of our High Wycombe, England, building in the third quarter 2003. During the first nine months of 2002, we received $21.5 million of cash proceeds from the sale of our Murray Hill and Berkeley Heights facilities.


Cash Used in Financing Activities

       Net cash used in financing activities was $101.6 million during the first nine months of 2003, compared with net cash used in financing activities of $103.4 million in the same period of 2002.

       During the first nine months of 2003, we repurchased 1,756,611 shares for $70.1 million in connection with the previously-announced $100 million, two-year share repurchase program authorized by our Board of Directors in October 2002. As of September 30, 2003, there was $29.9 million remaining under this program. In addition, during the first nine months of 2003, we repurchased 1,267,689 shares of common stock for $51.2 million to mitigate the dilutive effect of shares issued under the stock incentive plans and in connection with our Employee Stock Purchase Plan. Net proceeds from these stock plans totaled $18.3 million for the nine months ended September 30, 2003.

       In January 2002, we acquired 2.5 million shares in a privately-negotiated block trade for $85.1 million. During the first nine months of 2002, we also repurchased 756,100 of our shares for $29.1 million to mitigate the dilutive effect of shares issued under stock incentive plans and in connection with our Employee Stock Purchase Plan. Net proceeds from these plans is $10.0M for the nine months ended September 30, 2002.

       Our share repurchase activities were funded with cash on hand and/or short-term commercial paper borrowings. We had no commercial paper outstanding as of September 30, 2003.

Future Liquidity - Sources and Uses of Funds

Potential Payments in Settlement of Tax and Legal Matters

       We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in cash payments in the amounts described in Note 7 - Contingencies above.

Share Repurchases and Dividends

       During October 2002, we announced that our board of directors authorized a share repurchase program of up to $100 million, funded with cash on hand and future cash flow. This two-year program is in addition to our existing share repurchase program to offset the dilutive effect of shares issued under employee benefit plans. It is our intention to repurchase the remaining $30 million in order to complete this program during 2003.

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

o    develop new products;

o reallocate expense to achieve growth through our Financial Flexibility program;

o manage employee satisfaction and maintain our global expertise as we implement our Financial Flexibility program; and o protect against damage or interruptions affecting our database or our data centers.

     We are also subject to the effects of economies, exchange rate fluctuations and U.S. and foreign legislative or regulatory requirements. Our results are also dependent upon the availability of data for our database. In addition, the Company's ability to repurchase shares is subject to market conditions, including trading volume in the Company's stock. Developments in any of these areas could cause our results to differ materially from results that have been or may be projected.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

       D&B's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation's 2002 consolidated financial statements included in its Annual Report on Form 10-K provide a more detailed discussion of the market risks affecting operations. As of September 30, 2003, no material change had occurred in our market risks, compared with the disclosure in the Form 10-K for the year ending December 31, 2002.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls

       We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of the end of the third quarter of 2003. This evaluation ("Controls Evaluation") was done with the participation of our Chairman and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
Information in response to this Item is included in Note 7 - Contingencies on Pages 9-14 in Part I, Item 1, of this Form 10-Q.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

       Exhibit 4.7 -Amended and Restated Credit Agreement dated as of September 5, 2003 among The Dun & Bradstreet Corporation, JPMorgan Chase Bank, Citibank, N.A., Bank of Tokyo-Mitsubishi Trust Company, The Bank of New York and The Northern Trust Company.

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

(b) Reports on Form 8-K:

            During the third quarter of our fiscal year ending September 30, 2003, we furnished one report on Form 8-K. The Current Report on Form 8-K was furnished on July 22, 2003 and covered Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition.

                                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               THE DUN & BRADSTREET CORPORATION


Date:  November 6, 2003
                               By:   /s/ SARA MATHEW
                               -------------------------------------------------
                               Sara Mathew
                               Senior Vice President and Chief Financial Officer



Date:  November 6, 2003
                               By:   /s/ MARY JANE RAYMOND
                               -------------------------------------------------
                               Mary Jane Raymond
                               Vice President and Corporate Controller