Form 10-K
period 2003-12-31
DUN & BRADSTREET CORP/NW
filed 2004-03-05
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      As of June 30, 2003, 73,819,383 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2003) was approximately $3,020 million.

      As of February 29, 2004, 71,670,472 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding.

Documents Incorporated by Reference

      Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on May 4, 2004, are incorporated into Part III of this Form 10-K.

      The Index to Exhibits is located on Pages 110 to 113 of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

PART I

Item 1.	Business

Overview

      D&BTM (NYSE:DNB), the leading provider of global business information, tools and insight, has enabled customers to Decide with ConfidenceTM for over 160 years. D&B’s proprietary DUNSRightTM process provides customers with quality business information. This quality information is the foundation of D&B’s solutions that customers rely on to make critical business decisions. Customers use D&B Risk Management SolutionsTM to mitigate credit risk, increase cash flow and drive increased profitability, D&B Sales & Marketing SolutionsTM to increase revenue from new and existing customers, and D&B Supply Management SolutionsTM to identify purchasing savings and manage purchasing risk and compliance within their supply base. D&B’s E-Business SolutionsTM help customers convert prospects to clients faster.

Our Aspiration and Our Strategy

      Upon separation from Moody’s Corporation (“Moody’s”) in October 2000, we launched a new business strategy called the Blueprint for Growth, and announced our aspiration to become a “growth company with an important presence on the Web.” (See “Organizational Background of our Company” below.) To us, a growth company has annual core revenue growth of 7% to 9% and annual earnings per share (“EPS”) growth, excluding non-core gains and charges, in the mid-to-upper teens, both on a consistent basis. We define an important presence on the Web as having approximately 80% of our revenue derived from products ordered or delivered using Internet technology. (Our definitions of core revenue and non-core gains and charges are explained under “How We Evaluate Our Performance” below. A reconciliation of our Generally Accepted Accounting Principals in the United States (“GAAP”) and non-GAAP results can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.)

      Since we defined our aspiration and launched our Blueprint for Growth strategy, we’ve gained some important insights. We’ve learned that to achieve sustainable revenue growth of 7% to 9%, we need to be even more intensely focused on our customers’ success. We have always had a customer focus, but now we are intensifying that focus. To better reflect our commitment to our customers’ success, we have decided to evolve our aspiration. Our new aspiration is “To be the most trusted source of business insight so our customers can decide with confidence.”

      Our intention to become a growth company has not changed. But our new aspiration provides the way for us to achieve growth and create value for our shareholders.

      While our aspiration has shifted focus, our underlying strategy remains the same as when we launched it in October 2000.

      Our Blueprint for Growth strategy is the roadmap to our aspiration. This strategy has five components, which we believe, taken together, will drive our financial performance:

•	Leverage our Brand;

•	Create Financial Flexibility;

•	Enhance our Current Business;

•	Become an Important Player in E-Business; and

•	Build a Winning Culture.

      For the reasons described further below, we believe that our Brand, our Flexible Business Model, and our Winning Culture form a powerful competitive advantage.

Leverage our Brand

      We believe that the D&B BrandTM stands for confidence: our customers rely on D&BTM when they make critical business decisions.

      This confidence is the product of DUNSRightTM — a quality proprietary process that we believe is the best in our industry. Through our DUNSRightTM process, our customers have access to comprehensive business information that we constantly endeavor to make accurate, complete, timely and consistent, globally.

      The foundation of DUNSRightTM is Quality Assurance which includes over 2,000 separate automated checks, plus many manual ones, to ensure that data meets our high quality standards. In addition, five Quality Drivers work sequentially to enhance the data and make it useful to our customers in making critical business decisions. Each of these quality drivers is described below:

•	First, by leveraging our core competency in Global Data Collection, we bring together data from thousands of sources worldwide and enhance it into quality information to help our customers make profitable decisions. We have the world’s largest global business database, with over 83 million businesses in over 200 countries, including over 32 million businesses in the United States. We update our database more than 1.5 million times a day. As a result, we provide our customers a one-stop shop for global business data from around the world.

•	We integrate the data into our database through our patented Entity Matching process, which produces a single, more accurate picture of each business. Entity Matching ensures that disparate data elements are associated with the right businesses in our database by doing such things as allowing and correcting for variations in spelling, format, trade names and addresses.

•	We apply our nine-digit global D-U-N-STM Number as a unique means of identifying and tracking a business globally through every step in the life and activity of the business. We use the D-U-N-STM Number to link headquarters, branches, parents and subsidiaries. In today’s global economy, the D-U-N-STM Number has become a standard for business identification and verification. The D-U-N-STM Number is exclusively ours and is never reassigned to another business. It follows a business through every phase of its life, including bankruptcy, and allows verification of information at every stage of the DUNSRightTM process.

•	We use the Corporate Linkage process to enable our customers to view their total risk or opportunity across related business entities. Linkage means we view each entity in relation to its corporate family, providing our customers with increased awareness of risk exposure, new opportunities to penetrate existing customers, and increased leverage with their suppliers.

•	Finally, our Predictive Indicators use statistical analysis to rate a business’s past performance and to indicate how the business is likely to perform in the future. As an example, Predictive Indicators are used to predict the likelihood of a company going out of business or not paying its bills. By providing Predictive Indicators, we make the information in our database even more actionable for our customers.

      With the power of DUNSRightTM at its foundation, we believe the D&B BrandTM is a competitive advantage that will help us achieve our aspiration.

Create Financial Flexibility

      As part of our Blueprint for Growth strategy, we continually seek opportunities to reallocate our spending to activities that drive revenue growth while, at the same time, improving our profitability. We view almost every dollar that we spend as flexible. What we mean is that we view very little of our costs as fixed — we make a conscious decision about every investment we make.

      Through the structured process we call “Creating Financial Flexibility,” we continually and systematically seek ways to improve our performance in terms of quality and cost. Specifically, we seek to eliminate, consolidate, standardize, and automate our business functions, or migrate them to the Web. After we have fully realized internal efficiencies, we evaluate the possibility that others can provide improved quality and greater efficiencies through outsourcing.

      As part of our Financial Flexibility initiatives, we have:

•	eliminated non-core operations, such as our Receivable Management Services business, which we sold during 2001;

•	within our International segment, consolidated our European operations from 19 separate country operations into one continent-wide operation, begun to standardize our best practices, and substantially reduced country-level management infrastructure;

•	consolidated data collection telecenters;

•	automated and simplified data collection from third-party data sources; and

•	outsourced certain technology functions, including our data center operations, and certain data collection functions.

      Since the launch of our Blueprint for Growth strategy, we have implemented four phases of Financial Flexibility initiatives. In each of these phases we identified ways to reduce our expense base, then reallocated some of the identified spending to other areas of our operations to improve revenue growth. With each phase of initiatives we have incurred a restructuring charge (which generally consists of employee severance and termination costs, asset write-offs, and/or costs to terminate lease obligations) and transition costs (which consist of other costs necessary to accomplish the process changes such as consulting fees, costs of temporary workers, relocation costs and stay bonuses).

      The initial impact of each phase on our expense base before any restructuring charges and transition costs and before any reallocation of spending, and the related restructuring charge and transition costs for each phase, are as follows:

•	Phase 1 initially reduced our 2001 expense base by $130 million on an annualized basis before any reallocation of spending. It resulted in a $41.5 million restructuring charge in the fourth quarter of 2000, of which $4.0 million was reversed in 2001 as excess. It also resulted in $17.2 million of transition costs incurred primarily in 2001.

•	Phase 2 initially reduced our 2001 expense base by $70 million on an annualized basis before any reallocation of spending. It resulted in a $32.8 million restructuring charge in the second quarter of 2001. It also resulted in an aggregate of $30.6 million of transition costs primarily in 2001 and 2002.

•	Phase 3 initially reduced our 2002 expense base by $80 million on an annualized basis before any reallocation of spending. It resulted in a $30.9 million restructuring charge in the second quarter of 2002. It also resulted in an aggregate of $27.4 million of transition costs in 2002 and 2003.

•	Phase 4 initially reduced our 2003 expense base by $75 million on an annualized basis before any reallocation of spending. It resulted in an aggregate of $17.4 million of restructuring charges in 2003. It also resulted in $9.3 million of transition costs in 2003, with minimal related costs expected for 2004.

      In February 2004, we announced plans to create additional Financial Flexibility through cross-functional re-engineering that is expected to reduce our 2004 expense base by $70 million to $80 million on an annualized basis, before any restructuring charges and transition costs and before any reallocation of spending. We expect to incur related restructuring charges of approximately $30 million to $35 million in 2004 related to these initiatives.

      The decision about how much to reallocate to other areas of our operations to drive revenue growth is initially made as part of our annual business planning and budgeting process. We then revisit the allocation of our expenditures over the course of the year.

      The success of our flexible business model is illustrated by a comparison of our financial results from 2000 (the year our Blueprint for Growth strategy was launched) through 2003. During this period, our total revenue declined by $28.7 million, or 2%, primarily due to the sale of non-core businesses, partially offset by our core revenue growth and the impact of our acquisitions. Over the four-year period, we incurred restructuring charges totaling $118.6 million and transition costs totaling $84.5 million. Even after incurring these charges, our total operating costs were reduced over the period by $150.2 million, or 12% and our operating income increased $121.5 million, or 71%.

      This re-engineering phase will have a high start-up cost, due to the use of consultants in lieu of in-house staff. As such, we will incur a significant amount of consulting costs, within Corporate and Other, in the first quarter of 2004. In April 2004, we plan on communicating the final program estimates for each of these actions including final annual savings amounts, restructuring charges, transition costs, and headcount impacted by this series of initiatives.

Build a Winning Culture

      By building a Winning Culture, we are transforming D&BTM into a company focused on winning in the marketplace and creating shareholder value.

      We believe that superb leadership will enable our transformation by driving the results that will lead to the achievement of our aspiration. To build superb leadership, we have developed and deployed a consistent, principles-based leadership model throughout the company.

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

      We believe that our passion around improving our leadership daily to win in the marketplace is another of our competitive advantages.

Enhancing Our Current Business and Becoming an Important Player in E-Business

      We have four customer solution sets: Risk Management Solutions, Sales & Marketing Solutions, Supply Management Solutions, and E-Business Solutions. We believe each of our solution sets will contribute to our growth and enable us to achieve our aspiration.

      We believe we have significant opportunities for growth because of the strength of our customer value propositions.

•	Our Risk Management Solutions help customers manage credit exposure and cash;

•	Our Sales & Marketing Solutions help customers find profitable clients and grow;

•	Our Supply Management Solutions help customers manage suppliers effectively and save money; and

•	Our E-Business Solutions help customers convert prospects to clients faster.

Risk Management Solutions

      Risk Management Solutions is our largest customer solution set, accounting for 68% of our total revenue in 2003. Within this solution set we offer traditional and value-added products. Our traditional Risk Management Solutions, which consist of reports from our database used primarily for making decisions about new credit applications, constituted 83% of our Risk Management Solutions revenue and 56% of our total revenue in 2003. Our value-added products, which constituted 17% of our Risk Management Solutions revenue and 12% of our total revenue in 2003, generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion on trends in this solution set.

      Our Risk Management Solutions help customers manage their credit exposure and cash by helping them answer questions such as:

•	Should I extend credit to this new customer?

•	What credit limit should I set?

•	Will this customer pay me on time?

•	What is my total credit risk exposure?

•	Should I change my credit policies?

•	How can I proactively manage my cash flow?

      We believe there is potential to grow our Risk Management Solutions business. In assessing the revenue growth opportunities in this product line, we evaluate the market from the perspective of a chief credit officer. We believe that businesses today use our traditional products primarily to make large credit decisions on new customers (transactions over $20,000). In the current economic climate, companies are under pressure to find more efficient ways to perform traditional credit decision-making. To cut costs, companies sometimes reduce their credit staff resulting in fewer product users and/or turn to internal or free sources of business information (e.g. Internet), which then reduces demand for our traditional products. In addition, our migration of customers from traditional to value-added solutions are not generating enough consistent new revenue to sustain Risk Management Solutions growth.

      To increase Risk Management Solutions revenue, we are taking actions to mitigate the decline in our traditional products. Specifically:

      We are developing a longer term strategic answer to the decline by investing to increase the power of DUNSRightTM. For example, we are:

•	Increasing the quality of our information by strengthening our database coverage and expanding the scope of the information we maintain about the businesses in our database.

•	Improving our Entity Matching capabilities so that we can better meet our customers’ requests for information.

•	Augmenting our traditional products through Predictive Indicators with new detailed predictive information.

      In addition, to drive revenue in the nearer term, we are:

•	Controlling price variances more tightly than we had in the past and implementing modest price increases.

•	Focusing our account planning on our largest declining accounts.

•	Ensuring that we continue to meet our customers’ needs and thereby achieve revenue growth as we migrate our customers to our value-added portfolio management solutions.

      In addition to actions we are taking to mitigate the decline in the traditional Risk Management Solutions, we are continuing to invest in our value-added Risk Management Solutions to further assist customers with automated decision-making and portfolio management. Specifically, we are continuing to invest to help customers make confident decisions on new credit applications for small ($20,000 and under) transactions. These investments include:

•	Continuing our alliance with Fair, Isaac & Company to develop and deliver a comprehensive suite of robust small business credit and risk management solutions for the U.S. and European markets; and

•	Promoting our Small Business Risk InsightTM solution, our data repository that collects and consolidates performance data from financial institutions on small businesses across the lending, credit card, and leasing industries.

•	Leveraging our investments in Data House S.p.A., which allows us to assist customers in more risk management decisions about small businesses in Italy.

      We are also continuing to invest in the portfolio management space, to help our customers manage the credit risk associated with their entire customer base. Specifically, in 2003:

•	We promoted our portfolio monitoring and alert services, which allow our customers to easily and inexpensively track changes in the credit status of their customers, suppliers, competitors or even themselves.

•	We repositioned our automated risk portfolio management tools called RAMTM, and we launched an enterprise version of that product, called eRAMTM, to better respond to customer needs.

•	We also invested in the sales and marketing of these products.

      We are investing in these value-added solutions because, in today’s business environment, many of our customers have shifted from manual to automated decision-making for both efficiency and consistency in decision-making. We believe that customers need to increase cash flow at a time when economic pressure is causing their customers to pay more slowly. In addition, we think that customers are under pressure to make their credit functions more efficient, but do not want to take on increased risk to do so. We believe our value-added solutions help them increase their profitability and cash flow, while mitigating risk.

      To summarize, we are taking actions to mitigate the decline in the traditional products, and we are investing in our value-added products which are increasingly relevant to our customers’ needs.

Sales & Marketing Solutions

      Sales & Marketing Solutions is our second-largest customer solution set accounting for 27% of our total revenue in 2003. Within this solution set we offer traditional and value-added products. Our traditional products generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. These products constituted 53% of our Sales & Marketing Solutions revenue and 14% of our total revenue in 2003. Our value-added products generally include decision-making and customer information management solutions. These value-added products constituted 47% of our 2003 Sales & Marketing Solutions revenue and 13% of our total revenue in 2003. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion on trends in this solution set.

      Our Sales & Marketing Solutions help businesses find profitable customers and grow by helping them answer questions such as:

•	Who are my best customers?

•	How can I find prospects that look like my best customers?

•	How can I exploit untapped opportunities with my existing customers?

•	How can I allocate sales force resources to revenue growth potential?

•	How can I maximize the return on my marketing campaigns?

      We believe there is potential to grow our Sales & Marketing Solutions business. In assessing the revenue growth opportunities in this product line, we evaluate the market from the perspective of a chief sales or marketing officer. We also segregate our customers for this solution set into one of three categories based on how they tailor their sales and marketing resources and programs:

•	the Enterprise customer with multiple business units and a high need for integration, a complex decision making process and potentially very high value per transaction;

•	the Business Unit or mid-market customer with independent budget responsibility, few sites per company but some need for integration and a somewhat complicated decision-making process;

•	and the Small Business customer typically with one location, a relatively simple decision-making process and small value per transaction.

We believe that businesses today seek to grow by acquiring new customers and growing existing customers. Profitable, growing companies do both of these to some degree, and we have products and services to meet both needs.

      Our prospecting solutions are used to acquire new customers. These solutions include:

•	Our WorldBase database, which Enterprise customers license to create a prospect database;

•	Market SpectrumTM, which combines information with analytic tools without extensive systems integration, and is best suited for our Business Unit customers;

•	Zapdata.com, a web-based prospecting tool for our Small Business customers; and

•	Our lists and labels, which deliver prospecting information in hard copy or on diskette.

      Our customer information management solutions are used to grow the value of existing customers. For example,

•	Data integrator is used by our Enterprise customers to integrate D&B matching of data and information into their business processes for both front- and back-office benefits;

•	Corporate Family Tree is used by our Enterprise customers to reveal previously unseen business relationships to uncover who their best customers really are;

•	Data Integration Toolkit is used by our Business Unit customers to integrate quickly with D&B to monitor and standardize their business information;

•	Our data cleansing is used by our Business Unit customers to standardize name and address information in their data files to improve their internal data quality; and

•	Our data enhancement service is used by our Small Business customers to append our business information to their own customer data files to improve their cross-sell and up-sell activities.

      Sales & Marketing Solutions revenue growth slowed considerably in the first quarter of 2003 compared with growth in 2002, primarily due to weakness in the “acquire new customers” space. We believe that this slowdown was due, in part to, the overall economic environment. Results in the “grow existing customers” space were much stronger. We believe this was because our customers paid more attention to their existing customer portfolio, even if they weren’t spending to acquire new customers.

      In response to the slowdown, we invested in our sales force to help us execute with greater intensity. Specifically, we added 75 percent more product specialists in the United States, which significantly increased sales capacity for our value-added customer information management solutions. We also added sales leadership in several of our International markets, each with a dedicated Sales & Marketing team. In addition, we invested in DUNSRightTM, and in other product improvements.

      With these investments and the strong leadership of our team members, Sales & Marketing Solutions revenue improved steadily as 2003 progressed. We believe our Sales & Marketing Solutions are well positioned for growth.

Supply Management Solutions

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

      Supply Management Solutions has historically been a small part of our business, representing only three percent of our total revenue in 2003. Nonetheless, we view Supply Management Solutions as a product line in which we can, with the proper investment and focus, grow. To drive growth, we have created a suite of offerings that we believe enables customers to save money and time, by helping them understand how much they are spending across the organization, as well as what they are buying, so that they can achieve cost savings and manage their total supplier relationship. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion on trends in this solution set.

      Through Supply Management Solutions we seek to help businesses generate new and recurring savings and mitigate risks by enabling them to:

•	Gain 100% visibility into the global spending trapped in multiple systems across their organization;

•	Uncover increased negotiating leverage based on their total supplier relationship;

•	Reveal additional savings as they reduce the number of approved suppliers;

•	Ensure the diversity of their approved suppliers;

•	Reduce their exposure to supplier failure; and

•	Track 100% compliance of their supplier programs.

      Our solutions are designed to continue to generate new and recurring savings year after year by repeating the same process annually.

      Our suite of Supply Management Solutions includes:

•	Supply Opportunity AssessmentTM — an analysis that helps customers save money by providing information that can increase leverage with their current and potential future supplier base by analyzing how much they are spending in total.

•	Supply IntelligenceTM — a suite of Web-enabled tools that help customers locate and select global suppliers more quickly and accurately. Supply IntelligenceTM factors in actual supplier information, as well as the customers’ risk and performance objectives.

•	Supply OptimizerTM — continues to help customers save money by monitoring spending habits over time to ensure compliance and savings with preferred suppliers.

E-Business Solutions

      E-Business Solutions represents the results of Hoover’s, Inc., a business we acquired in March 2003. It accounted for 2% of our total revenue in 2003.

      Hoover’s provides information on public and private companies, primarily to sales, marketing and business development professionals. Hoover’s has a proprietary database of more than 40,000 companies worldwide and 600 industries, an increase from approximately 18,000 companies and 300 industries when we acquired the business. Hoover’s also lists approximately 225,000 corporate executives an increase from approximately 180,000. Hoover’s provides access to this database primarily through its Internet service, Hoover’s Online. Hoover’s generates its revenue primarily through subscriptions to the Hoover’s Online service.

      We believe Hoover’s helps customers convert prospects to clients faster. Hoover’s helps answer questions such as:

•	What are the prospect’s key business priorities?

•	How does the prospect’s business compare to my customers?

•	How does the prospect compete to win in their industry?

•	Who are the key senior level decision makers?

•	How do I build a strong relationship with them?

      Hoover’s provides insight into companies, their key competitors and industry trends. In addition, Hoover’s provides lists of executives to helps customers quickly identify senior level decision makers and provides biographical information. Finally, Hoover’s provides tools that help customers search, sort and download information — saving them time and resources.

      We intend to continue to invest in Hoover’s by leveraging our quality process, DUNSRightTM to enhance the value of Hoover’s data, apply direct marketing to customer acquisition and retention, introduce new products and enhancements to Hoover’s Online, and increase sales to large companies.

Business Segments

      Since January 1, 2003, we report our business globally through two business segments:

•	North America (which consists of our operations in the United States and Canada), and

•	International (which comprises Europe, Africa, Middle East, Asia Pacific, and Latin America).

      Prior to that, we reported our business globally through three segments:

•	U.S. and Canada, which we referred to as “North America”;

•	Europe, Africa and Middle East, which we referred to as “Europe”; and

•	Asia Pacific and Latin America, which we referred to as “APLA.”

      In accordance with GAAP, throughout this report we have reclassified prior period presentations to conform to our current segment reporting. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

      North America. Our North America segment has offices and conducts operations in two countries. This segment accounted for 69% of our total revenue in 2003.

      International. The International segment has offices in 27 countries and conducts operations in ten other countries through companies in which we have a minority equity investment. We also have independent correspondents in more than 150 additional countries. The International segment accounted for 31% of our total revenue in 2003.

      As part of our ongoing efforts to Enhance our Current Business, we are implementing an International segment strategy to achieve a leading competitive position in certain markets. We define a leading competitive position as:

•	Best-in-class DUNSRightTM quality process;

•	A leading provider of Risk Management Solutions;

•	A leading provider of Sales & Marketing Solutions; and

•	The potential to grow both.

      We seek to achieve this leading competitive position through our company-wide focus on best-in-class data quality with our DUNSRightTM quality process.

      We will use different approaches to improve our competitive position from market to market worldwide. As part of this process, we evaluate our competitive position and potential in each country (or market) and determine whether we can best achieve our objectives through continued direct ownership of, and investment in, the local business or by forming strategic relationships to enhance our quality data.

      For example, in December 2003, we formed a strategic relationship with Bonnier Affarsinformation Holding AB (“Bonnier”), a leading business information provider in the Nordic Region (defined below). We sold our businesses in Sweden, Denmark, Norway and Finland (the “Nordic Region”) to Bonnier, who will operate the businesses under the D&BTM name and distribute D&BTM branded services in the Nordic Region. We will receive access to Bonnier’s Nordic business information database for our international use, and provide technical support for the business under a 10-year service agreement. This strategic relationship will provide our global customers with access to expanded global data coverage, thus enhancing our value proposition and reinforcing the strength of the D&BTM brand. In this way, we will bring value to our customers worldwide, and create value for our shareholders.

      Internationally, since the launch of the Blueprint for Growth strategy, we have entered into strategic relationships in Thailand, Australia/New Zealand, Singapore, Indonesia, Malaysia, Japan, Korea, Israel, the Nordic Region, and most recently, India.

      Operating segment data and other information for the years ended December 31, 2003, 2002 and 2001, are included in Note 14 to our consolidated financial statements.

      Each of our business segments are subject to a number of challenges, which are discussed in detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

How We Evaluate Our Performance

      We use the following financial measures to evaluate our performance:

•	Total revenue excluding the revenue of divested businesses, which we refer to as “core revenue.” Core revenue includes the revenue from acquired businesses from the date of acquisition.

•	Core revenue growth excluding the effects of foreign exchange, which we refer to as “revenue growth before the effects of foreign exchange.”

•	Operating income and diluted earnings per share excluding restructuring charges (whether recurring or non-recurring) and certain other items that we consider do not reflect our underlying business performance. We refer to these restructuring charges and other items as “non-core gains and charges.”

•	Net cash provided by operating activities minus capital expenditures and additions to computer software & other intangibles, which we refer to as “free cash flow.”

      “Core revenue” is useful to management and investors because it provides an indication of the underlying direction of changes in revenue in a single performance measure without reported revenue of divested businesses which will not be included in future revenue. Management believes that this measure provides valuable insight into the Company’s revenue from ongoing operations and enables investors to evaluate business performance and trends by facilitating a comparison of results of ongoing operations with past reports of financial results. In addition, this measure is used by management to evaluate performance for compensation purposes. We also isolate the effects of changes in foreign exchange rates on our revenue growth because, while we take steps to manage our exposure to foreign currency, we believe that it is useful to investors to be able to compare revenue from one period to another both with and without the effects of currency translation.

      “Operating income and earnings per share” before non-core gains and charges such as restructuring charges is appropriate because they are not a component of our ongoing income or expenses and may have a disproportional positive or negative impact on the results of our on-going underlying business operations. These non-core gains and charges are identified in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should not conclude from our presentation of non-core gains and charges that the items that result in non-core gains and charges will not occur in the future. Non-operating income or expenses and transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy), all of which are reported at the corporate level, are also not included in our segment results.

      “Free cash flow” measures the Company’s available cash flow for potential debt repayment, acquisitions, stock repurchases and additions to cash, cash equivalents and short term investments. We believe free cash flow to be relevant and useful information to our investors as this measure is used by our management in evaluating the funding necessary to support our ongoing business operations and to support our portfolio of product investment decisions. Free cash flow should not be considered as a substitute measure of net cash flows provided by operating activities, and does not necessarily represent amounts available for discretionary expenditures. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

      We believe these measures are useful because they reflect how we manage our business. These adjustments to our results in accordance with generally accepted accounting principles, or GAAP, are made with the intent of providing both management and investors a more complete understanding of the underlying operational results and trends and our marketplace performance. These adjustments to our GAAP results are among the primary indicators management uses as a basis for our planning and forecasting of future periods and to the evaluate performance of the business and for compensation purposes. However, these measures are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, diluted earnings per share or net cash provided by operating activities, prepared in accordance with GAAP. We discuss our financial results prepared in accordance with GAAP and provide a reconciliation of our GAAP and non-GAAP results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      In addition, you should note that because not all companies calculate these financial measures similarly, or at all, the presentation of these measures is not likely to be comparable to measures of other companies.

Our Products and Services, Sales Force and Principal Customers

      Our principal Risk Management Products are:

•	our Business Information Report, or BIR;

•	our Commercial Credit Score and other scores, which help assess the credit risk of a business by assigning a rating or score;

•	our Risk Assessment Manager, or RAMTM, and enterprise Risk Assessment Manager, or eRAMTM, which help our customers manage their credit portfolios; and

•	our monitoring products.

      Our principal Sales & Marketing Products are:

•	various directories, list and label services and other marketing solutions;

•	Market SpectrumTM, a decision support application that allows our customers to combine D&B data with their own data and use the enhanced data to identify likely prospects for sales and marketing initiatives; and

•	customer information management tools and processes that compare our customer’s records with our database to help reduce duplications and data errors, and identify corporate relationships.

      Our principal Supply Management Products are:

•	Supply Opportunity AssessmentTM;

•	Supply IntelligenceTM; and

•	Supply OptimizerTM.

      Our principle E-Business Products are:

•	Hoover’s Online Subscriptions (Lite, Pro, Pro Plus);

•	Advertising & E-Commerce through www.hoovers.com;

•	Licensing of Hoover’s proprietary content; and

•	Publishing of the Hoover’s Handbook series.

      We rely primarily on our sales force of approximately 2,200 team members worldwide to sell our products, of which approximately 1,300 and 900 are in our North American and International segments, respectively. We have teams of relationship managers and product specialists that sell to our higher-revenue customers, teams of telesales that sell to our lower-revenue customers and a team that sells to resellers of our products and data such as OneSource Information Services, Inc. and Lexis-Nexis. We deliver our solutions primarily through the Web and other electronic methods, including desktop and enterprise application software as well as through third-party resellers and enterprise software vendors.

      Our principal customers are major manufacturers and wholesalers, insurance companies, telecommunication companies, banks and other credit and financial institutions. Our E-business’s principal customers are sales, marketing and business development professionals (and executives with similar needs) in small-to mid-sized businesses. None of our customers accounted for more than 2% of our Company’s 2003 consolidated revenue or of the revenue of our North American or International business segments. Accordingly, neither the Company nor any of our business segments is dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on our Company’s consolidated annual results or the annual results of any of our business segments.

Competition

      We are subject to highly competitive conditions in all aspects of our business. A number of competitors are active in specific aspects of our business. However, we believe no competitor offers our complete line of solutions or can match our global data quality resulting from our DUNSRightTM quality process.

      In North America, we are a market leader in our Risk Management Solutions business in terms of relative market share and revenue of third party business credit information. We directly compete with a broad range of companies, including consumer credit companies such as Equifax, Inc. and Experian Information Solutions, Inc., which have traditionally primarily offered consumer information services, but now offer products that combine consumer information with business information as a tool to help customers make credit decisions with respect to small businesses.

      We also compete in North America with a broad range of companies offering products similar to our Sales & Marketing Solutions and Supply Management Solutions. In our Sales & Marketing Solutions business, our direct competitors include Acxiom Corporation, Experian Information Solutions, Inc., and infoUSA, Inc. In our Supply Management Solutions business, we directly compete with large consulting firms such as Cap Gemini Ernst & Young and Deloitte Consulting, as well as our customers’ own purchasing departments.

      On the Web, Hoover’s competition varies based on the size of customer and the level of spending available for services such as Hoover’s Online. On the high end of pricing, Hoover’s Pro and Hoover’s Pro Plus competes with other business information providers such as OneSource, Dialog, Factiva and LexisNexis. On the low end of pricing, Hoover’s Lite mainly competes with free advertising-supported sites and other free low-priced information sources, such as Yahoo! Finance and CBS MarketWatch.

      Outside North America, the competitive environment varies by country. In some countries, leadership positions exist, while other markets are highly fragmented. In Europe, our direct competition is primarily local, for example Creditreform (Germany), Graydon (Benelux), Coface Scrl (France), Lince (Italy) and Experian (UK). However, we believe common links exist among some of these competitors through their membership in two European information network alliances, BIGNet (Creditreform & Experian) and Eurogate (Coface Scrl & Graydon). The European S&MS landscape is both localized and fragmented throughout Europe, where numerous local players of varying size compete for business.

      We also face competition from the in-house operations of the businesses we seek as customers, other general and specialized credit reporting and business information services, other information and professional service providers, and credit insurers. In certain International markets, such as Europe, some credit insurers, due to a recent decline in revenues from their core businesses, have identified the provision of credit information as an additional revenue stream and growth area (e.g., Euler Hermes’s launch of First Source credit reporting service in the UK). In addition, business information products and services are becoming more readily available, principally due to the expansion of the Internet, greater availability of public data and the emergence of new providers of business information products and services. We believe weak economic conditions have also resulted in customers’ seeking to utilize free or lower-cost information that is available from alternative sources such as the Internet and European Commission sponsored projects like the European Business Register.

      As discussed in “Our Aspiration and Our Strategy,” above, we believe that our Brand, our Flexible Business Model, and our Winning Culture form a powerful, competitive advantage.

      Our ability to continue to compete effectively will be based on a number of factors, including:

•	Our ability to communicate and demonstrate to our customers the value of our proprietary DUNSRightTM quality process;

•	our ability to attract local customers to the worldwide information services offered by our unique database;

•	our ability to demonstrate value through our decision-making tools and integration capabilities;

•	the reliability and quality of our information;

•	our brand perception;

•	our ability to continue to implement the Financial Flexibility component of our strategy and effectively reallocate our spending to activities that drive revenue growth;

•	our ability to deliver business information through various media and distribution channels in formats tailored to customer requirements;

•	our ability to attract and retain a high-performing workforce;

•	our ability to enhance our existing services or introduce new services; and

•	our ability to improve our International business model and data quality through the formation and successful management of strategic relationships in our International segment.

Intellectual Property

      We own and control a number of intellectual property rights, such as trade secrets, confidential information, trademarks, trade names, copyrights and patents. These rights, in the aggregate, are of material importance to our business. We also believe that each of the D&B name and related trade names, marks and logos are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We consider our trademarks, service marks, databases, software and other intellectual property to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret, patent) and contract and liability safeguards for protection.

      The names of our branded products and services referred to in this Form 10-K are trademarks, service marks or registered trademarks or service marks owned by or licensed to us or one or more of our subsidiaries.

Employees

      As of December 31, 2003, we employed approximately 6,100 team members worldwide, of which approximately 3,600 were in our North American segment and 2,500 were in our International segment. We believe that we have good relations with our employees. There are no unions in our North American segment. Workers Councils and Trade Unions represent a portion of our employees in the European and Latin American divisions of our International segment.

Available Information

      We maintain a Web site at http://www.dnb.com. We make available, free of charge, through this site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to these reports, and changes in the stock ownership of our directors and executive officers, as soon as reasonably practicable after such reports are electronically filed or furnished to the Securities and Exchange Commission.

      The information on our Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Organizational Background of Our Company

      As used in this report, except where the context indicates otherwise, the terms “D&B”, “Company” “we”, “us” or “our” refer to The Dun & Bradstreet Corporation and its subsidiaries. Our executive offices are located at 103 JFK Parkway, Short Hills, NJ 07078 and our telephone number is (973) 921-5500.

      Prior to September 30, 2000, D&B operated as part of a larger company then known as The Dun & Bradstreet Corporation (“Old D&B”). On September 8, 2000, the Board of Directors of Old D&B approved a plan to separate into two publicly traded companies — D&B and Moody’s Corporation. On September 30, 2000, Old D&B distributed to its shareholders all of the outstanding shares of D&B common stock. In connection with this transaction, Old D&B changed its name to Moody’s Corporation.

      D&B is the accounting successor to Old D&B, which was incorporated under the laws of the State of Delaware on April 8, 1998. Old D&B began operating as an independent publicly-owned corporation on July 1, 1998 as a result of its June 30, 1998 spin-off from the corporation now known as “R.H. Donnelley Corporation” and previously known as “The Dun & Bradstreet Corporation” (“Donnelley”). Old D&B became the accounting successor to Donnelley at the time of the 1998 Distribution.

      Prior to the 1998 spin-off, Donnelley was the parent holding company for subsidiaries then engaged in the businesses currently conducted by D&B, Moody’s and Donnelley. Prior to November 1, 1996, it also was the parent holding company of subsidiaries conducting business under the names Cognizant Corporation and ACNielsen Corporation. On that date Donnelley effected a spin-off of the capital stock of Cognizant and ACNielsen to its stockholders. Cognizant subsequently changed its name to Nielsen Media Research, Inc. in connection with its 1998 spin-off of the capital stock of IMS Health Incorporated.

      For purposes of governing certain ongoing relationships between D&B and Moody’s after their separation from each other in 2000 and to provide for an orderly transition, the companies entered into various agreements including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement. These agreements are filed as Exhibits to this report. For more information on the separation of D&B from Moody’s see Note 13 to our consolidated financial statements.

Item 2.     Properties

      Our executive offices are located at 103 JFK Parkway, Short Hills, New Jersey, in a 123,000-square-foot property that we lease. This property also serves as the executive offices of our North America business.

      Our other properties are geographically distributed to meet sales and operating requirements worldwide. We generally consider these properties to be both suitable and adequate to meet current operating requirements, and most of the space is being utilized. The most important of these other properties include the following sites:

•	a 147,000-square-foot office building that we own in Parsippany, New Jersey, housing personnel from our sales, marketing and technology groups; and

•	76,000-square-feet of an office building that is leased in High Wycombe, England, which houses operational and technology services for Europe and serves as the executive offices for our European business. (See Note 3 to our consolidated financial statements.)

      We also conduct operations from 47 offices located throughout the U.S., 46 of which are leased, and 56 non-U.S. office locations, 55 of which are leased.

Item 3.     Legal Proceedings

      We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to the probability of the outcome and/or amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

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

      In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spinoff into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin off by D&B1 of its stock in ACNielsen and Cognizant. In June 1998, D&B1 separated through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/ D&B1”), spun off its stock in a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin-off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Form 10-K as “Moody’s/ D&B2”), spun off its stock in a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Form 10-K as “D&B”) (the “2000 Distribution”).

Tax Matters

      Moody’s/ D&B2 and its predecessors entered into global tax-planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. The status of Internal Revenue Service reviews of these initiatives is summarized below.

      Pursuant to a series of agreements, IMS and NMR are jointly and severally liable for and must pay one-half, and we and Moody’s/ D&B2 are jointly and severally liable for and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the tax matters summarized below (other than the matter summarized below as “Amortization and Royalty Expense Deductions/Royalty Income 1997-2003,” for which we and Moody’s/ D&B2 are solely responsible). Moody’s/ D&B2 was contractually obligated to pay, and did pay, that $137 million in connection with the matter summarized below as “Utilization of Capital Losses — 1989-1990.”

      Under the terms of the 2000 Distribution, we and Moody’s/ D&B2 have agreed to each be financially responsible for 50% of any potential liabilities of Moody’s/ D&B2 that may arise to the extent such potential liabilities are not directly attributable to each party’s respective business operations.

     Utilization of Capital Losses — 1989-1990

      The IRS completed its review of the utilization of certain capital losses generated during 1989 and 1990 and, on June 26, 2000, issued a formal notice of adjustment. On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Moody’s/D&B2 paid the IRS approximately $349.3 million of this amount on May 12, 2000, and IMS paid the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. We are continuing to contest, on behalf of Donnelley/ D&B1, the IRS’s formal assessment and would also contest any assessment of penalties or other amounts, if any, in excess of the amounts paid. Donnelley/ D&B1 filed a complaint for a refund in the U.S. District Court on September 21, 2000. The case is expected to go to trial in 2005, unless otherwise resolved between the parties. D&B would share in the final resolution of this matter with IMS, NMR and Moody’s/ D&B2, as disclosed above.

     Royalty Expense Deductions — 1993-1997

      In the second quarter of 2003, we received on behalf of Donnelley/ D&B1 an IRS examination report with respect to a partnership transaction entered into in 1993.

      Specifically, the IRS is proposing to disallow certain royalty expense deductions claimed by Donnelley/ D&B1 on its 1993-1996 tax returns. We estimate that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to us of $5 million in pending tax refunds. We also estimate that the net impact to cash flow with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to $44.1 million (tax, interest and penalties, net of associated tax benefits).

      In addition, and also in the second quarter of 2003, we received on behalf of the partnership associated with the above transaction an IRS examination report challenging the tax treatment of certain royalty payments received by the partnership in which Donnelley/D&B1 was a partner. In that report, the IRS is seeking to reallocate certain partnership income to Donnelley/D&B1. In January 2004, we received additional IRS Notices (similar to those received in the second quarter of 2003) reflecting a net impact to cash flow of $1.6 million (tax, interest, and penalties, net of associated tax benefits) associated with Donnelley/ D&B1’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. The net impact to cash flow with respect to our share of this income for the Notices received in the second quarter of 2003 and January 2004 could be up to $21.9 million (tax, interest and penalties, net of associated tax benefits). We believe that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $21.9 million would be in addition to the $44.1 million noted above related to royalty expense deductions discussed in the previous paragraph.

      We have filed protests relating to these proposed adjustments with the IRS Office of Appeals. The parties are attempting to resolve these matters at the Appeals phase before proceeding to litigation, if necessary. If the IRS were to prevail in its position, we would share responsibility for the matter with Moody’s/D&B2, IMS and NMR, as disclosed above. If we, on behalf of Donnelley/ D&B1, were to challenge any of these IRS positions at any time, set forth above in a U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts would need to be paid in advance for the Court to have jurisdiction over the case.

     Amortization and Royalty Expense Deductions — 1997-2003

      In the fourth quarter of 2003, we received, on behalf of Donnelley/D&B1 and Moody’s/D&B2, IRS Notices of Proposed Adjustment with respect to a partnership transaction entered into in 1997. In addition, we received, on behalf of the partnership, various IRS materials further explaining the examining agent’s position with respect to the activities of the partnership in 1997-1998.

      Specifically, the IRS asserted that certain amortization expense deductions claimed by Donnelley/D&B1 and Moody’s/D&B2 on their 1997-1998 tax returns should be disallowed. We estimate that the net impact to cash flow as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $52 million (tax, interest and penalties, net of associated tax benefits but not taking into account the Moody’s/D&B2 repayment to us of $41.3 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates would increase at a rate of approximately $2.5 million per quarter (including potential penalties) as future amortization expenses are deducted. At the 2000 Distribution Date, we paid Moody’s/D&B2 approximately $55 million in cash representing the discounted value of future tax benefits associated with this transaction. However, pursuant to the terms of the 2000 Distribution Agreement, should the transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. If the transaction was terminated at December 31, 2003, the amount of such repayment from Moody’s/D&B2 to us would be approximately $41.3 million and would decrease by approximately $4 million to $5 million per year.

      In addition, the IRS has asserted that royalty expense deductions, claimed by Donnelley/D&B1 and Moody’s/D&B2 on their tax returns for 1997-1998, for royalties paid to the partnership, should be disallowed. Relatedly, the IRS has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by Donnelley/D&B1 and Moody’s/D&B2, including the portions of the royalties that were allocated to third-party partners in the partnership, and, thus, included in their taxable income. We believe that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent, making it unlikely that the IRS will prevail on both of the positions. If the IRS prevails on one of the positions with respect to the royalty expense and royalty income, we believe that it is unlikely that it will prevail on the other position. As a result, we believe that after taking into account certain other tax benefits resulting from the IRS’ position on the partnership it is unlikely that there will be any net impact to cash flow in addition to the amounts noted above related to the amortization expense deduction.

      In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense/income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997-1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $137 million (tax, interest and penalties, net of associated tax benefits). This $137 million would be in addition to the $52 million noted above related to the amortization expense deduction.

      We are discussing the foregoing assertions with the IRS and are attempting to resolve these matters with the IRS before proceeding to IRS Appeals or litigation, if necessary. If we, on behalf of Donnelley/D&B1 and Moody’s/D&B2, were to challenge any of these IRS positions, at any time, set forth above for years 1997 and 1998 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

* * * * * * * * * * * * * * * * *

      We have considered the foregoing tax matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. We have $104 million recorded in the consolidated financial statements made up of the following components: $49 million of reserves in Accrued Income Tax, since we expect to resolve this amount within one year; $7 million receivable in Other Receivables, representing the tax benefit for deductible interest, since we expect to realize this amount within one year; and $62 million of reserves in Other Non-Current Liabilities since we do not expect to resolve this amount within one year. We believe that these reserves are adequate for our share of the liabilities in these matters. Any payments that would be made for these exposures could be significant to our cash from operations in the period a cash payment took place.

Legal Proceedings

     Information Resources, Inc.

     Introduction

      The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As noted below, D&B has contingent liability for this matter as a result of contractual commitments undertaken in connection with various corporate reorganizations since 1996, including our spin off from Moody’s/ D&B2 in 2000. As more fully described below, VNU N.V., a publicly traded Dutch company, and its subsidiary ACNielsen Corporation (“ACNielsen”) have exclusive liability for any final judgment or settlement of this antitrust lawsuit, subject to a cap. The cap is determined based on the financial ability of VNU N.V. and ACNielsen to pay for any judgment or settlement. Under the contractual agreements described below, amounts in excess of the cap, if any, would be shared as follows: 25% for D&B; 25% for Moody’s; and the remaining 50% is shared by IMS and NMR (a subsidiary of VNU N.V.). For a description of the terms “Donnelly/D&B1,” Moody’s/D&B2 and “Moody’s” and the relationship between Donnelly/D&B1, Moody’s, Moody’s/D&B2 and D&B, see page 15 under the heading “Legal Proceedings.”

     Overview of the Lawsuit

      In July 1996, IRI filed a complaint in the U.S. District Court for the Southern District of New York, naming as defendants a company then known as The Dun & Bradstreet Corporation and now known as R.H. Donnelly (referred to in this 10-K as Donnelley/D&B1), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley/D&B1.

      The complaint alleges various violations of United States antitrust laws under Sections 1 and 2 of the Sherman Antitrust Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

      IRI’s antitrust claims allege that the defendants developed and implemented a plan to undermine IRI’s ability to compete within the U.S. and foreign markets in North America, Latin America, Asia,Europe and Australia/New Zealand through a series of anti-competitive practices, including: unlawfully tying/ bundling services in the markets in which defendants allegedly had monopoly power with services in markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.

      IRI’s complaint originally alleged damages in excess of $350 million, which IRI asked to be trebled under antitrust laws. IRI has since revised its allegation of damages to exceed $650 million, which IRI also asked to be trebled. IRI also seeks punitive damages in an unspecified amount.

      In April 2003, the Court denied a motion for partial summary judgment by the defendants that sought to dismiss certain of IRI’s claims and granted in part a motion by IRI seeking reconsideration of certain summary judgment rulings the Court had previously made in favor of the defendants. The motion granted by the Court concerns IRI’s claims of injuries from defendants’ alleged conduct in certain foreign markets.

      Discovery in the lawsuit is ongoing. The Court earlier set a trial date for September 2004. The Court rescinded that date in January 2004 and there is currently no trial date set.

     The Indemnity and Joint Defense Agreement

      In connection with the 1996 Distribution, Cognizant (now NMR), ACNielsen and Donnelley/D&B1 entered into an Indemnity and Joint Defense Agreement (the “JDA”), pursuant to which they agreed to:

•	allocate potential liabilities that may relate to, arise out of or result from the IRI lawsuit (“IRI Liabilities”); and

•	conduct a joint defense of such action.

      In particular, the JDA provides that:

•	ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities become payable as a result of a final non-appealable judgment or any settlement permitted under the JDA (the “ACN Maximum Amount”); and

•	Donnelley/D&B1 and Cognizant/NMR will share liability equally for any amounts in excess of the ACN Maximum Amount.

      As noted above, ACNielsen is responsible for the IRI Liabilities up to the ACN Maximum Amount. The JDA provides that ACNielsen initially is to determine the amount that it will pay at the time of settlement or a final judgment, if any, in IRI’s favor (the “ACN Payment”). The ACN Payment could be less than the ACN Maximum Amount. The JDA also provides for Donnelley/D&B1and Cognizant/NMR to pay IRI 50% of the difference between the settlement or judgment amount and the ACN Payment. In exchange, the JDA requires ACNielsen to issue a secured note (the “ACN Note”), subject to certain limits and offsets, to each of Donnelley/D&B1and Cognizant/NMR for the amount of their payment. The ACN Notes would become payable upon the completion of the recapitalization plan described in the paragraph below.

      The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to:

•	any recapitalization plan submitted by such investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion and without requiring stockholder approval; and

•	payment of interest on the ACN Notes and related fees and expenses.

      For these purposes, “viability” means the ability of ACNielsen, after giving effect to such recapitalization plan, the payment of interest on the ACN Notes, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to:

•	pay its debts as they become due; and

•	finance the current and anticipated operating and capital requirements of its business, as reconstituted by such recapitalization plan, for two years from the date any such recapitalization plan is expected to be implemented.

      The JDA also provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then Cognizant/NMR and Donnelley/D&B1 shall obtain the bond required for the appeal, and each shall pay 50% of the costs of such bond, if any, which cost will be added to IRI Liabilities. Under the terms of the 2000 Distribution, we would be responsible for 25% of the total costs of any bond.

     VNU N.V.’s and D&B’s Involvement in the Lawsuit

      In 2001, ACNielsen was acquired by VNU N.V. VNU N.V. assumed ACNielsen’s liabilities under the JDA, and pursuant to the JDA VNU N.V. is to be included with AC Nielsen for purposes of determining the ACN Maximum Amount.

      Under the terms of the 1998 Distribution, D&B2 assumed all potential liabilities of Donnelley/D&B1 arising from the IRI action. Under the terms of the 2000 Distribution, D&B undertook to be jointly and severally liable with Moody’s/ D&B2 for D&B2’s obligations to Donnelley/D&B1 under the 1998 Distribution, including for any liabilities arising under the JDA and arising from the IRI action itself. However, as between us and Moody’s/ D&B2, we agreed that under the 2000 Distribution, each of us and Moody’s/ D&B2 will be responsible for 50% of any payments required to be made by Moody’s/ D&B2 with respect to the IRI action under the terms of the 1998 Distribution, including legal fees or expenses related to the IRI action.

     D&B’s Potential Exposure in the Lawsuit

      As a result of the allocations of liability described above, we will be responsible for the payment of 25% of the portion of any judgment or settlement in excess of the ACN Maximum Amount (as adjusted to include VNU N.V.). Moody’s/D&B2 will be responsible for the payment of an additional 25% (together constituting Donnelley/D&B1’s liability under the JDA for 50% of such amount) and Cognizant will be responsible for payment of the remaining 50% of liability in excess of the ACN Maximum Amount. IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the JDA. IMS is responsible for 75% of any such liability and NMR is responsible for 25% of any such liability up to $125 million. However, because liability for violations of the antitrust laws is joint and several and because many of the rights and obligations relating to the JDA are based on contractual relationships, the failure of a party to the JDA to fulfill its obligations could result in the other parties bearing a greater share of the IRI Liabilities. Joint and several liability means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants. This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between VNU N.V., ACNielsen, IMS, Donnelly/ D&B1, NMR, Moody’s/D&B2 and D&B.

      We are unable to predict the outcome of the IRI action or the financial condition of ACNielsen and VNU N.V. at the time of any such outcome (and hence we cannot estimate the ACN Maximum Amount and the portion of any judgment to be paid by VNU N.V. and ACNielsen under the JDA). Therefore, we are unable to predict at this time whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of this matter has been accrued in our consolidated financial statements.

     Hoover’s — Initial Public Offering Litigation

      On November 15, 2001, a putative shareholder class action lawsuit was filed against Hoover’s, certain of its then current and former officers and directors (the “Individual Defendants”), and one of the investment banks that was an underwriter of Hoover’s July 1999 initial public offering (“IPO”). The lawsuit was filed in the United States District Court for the Southern District of New York and purports to be a class action filed on behalf of purchasers of the stock of Hoover’s during the period from July 20, 1999, through December 6, 2000.

      A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against the Company and Individual Defendants. Plaintiffs allege that the underwriter defendant agreed to allocate stock in Hoover’s IPO to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices above the IPO price. Plaintiffs allege that the Prospectus for Hoover’s IPO was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. On July 15, 2002, Hoover’s moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements that set forth the terms of a settlement among the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the Court.

      If the settlement is ultimately approved and implemented in its current form, Hoover’s reasonably foreseeable exposure in this matter, if any, would be limited to amounts that would be covered by existing insurance. If the settlement is not approved in its current form, we cannot predict the final outcome of this matter or whether such outcome or ultimate resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.

Pension Plan Litigation

      In March 2003, a lawsuit seeking class action status was filed against us in federal court in Connecticut on behalf of 46 specified former employees. The complaint, as amended in July 2003 (the “Amended Complaint”), sets forth the following putative class:

•	current D&B employees who are participants in The Dun & Bradstreet Corporation Retirement Account and were previously participants in its predecessor plan, The Dun & Bradstreet Master Retirement Plan;

•	current employees of Receivable Management Services Corporation (“RMSC”) who are participants in The Dun & Bradstreet Corporation Retirement Account and were previously participants in its predecessor plan, The Dun & Bradstreet Master Retirement Plan;

•	former employees of D&B or D&B’s Receivable Management Services (“RMS”) operations who received a deferred vested retirement benefit under either The Dun & Bradstreet Corporation Retirement Account or The Dun & Bradstreet Master Retirement Plan; and

•	former employees of D&B’s RMS operations whose employment with D&B terminated after the sale of the RMS operations but who are not employees of RMSC and who, during their employment with D&B, were “Eligible Employees” for purposes of The Dun & Bradstreet Career Transition Plan.

      The Amended Complaint estimates that the proposed class covers over 5,000 individuals.

      There are four counts in the Amended Complaint: Count 1 claims that we violated ERISA by not paying severance benefits to plaintiffs under our Career Transition Plan. Count 2 claims a violation of ERISA in that our sale of the RMS business to RMSC and the resulting termination of our employees constituted a prohibited discharge of the plaintiffs and/or discrimination against the plaintiffs for the “intentional purpose of interfering with their employment and/or attainment of employee benefit rights which they might otherwise have attained.” Count 3 claims that the plaintiffs were materially harmed by our alleged violation of ERISA’s requirements that a summary plan description reasonably apprise participants and beneficiaries of their rights and obligations under the plans and that, therefore, undisclosed plan provisions (in this case, the actuarial deduction beneficiaries incur when they leave D&B before age 55 and elect to retire early) cannot be enforced against them. Count 4 claims that the 6 3/5% interest rate (the rate is actually 6 3/4%) used to actuarially reduce early retirement benefits is unreasonable and, therefore, results in a prohibited forfeiture of benefits under ERISA.

      The plaintiffs purport to seek payment of severance benefits; equitable relief in the form of either reinstatement of employment with D&B or restoration of employee benefits (including stock options); invalidation of the actuarial reductions applied to deferred vested early retirement benefits, including invalidation of the plan rate of 6 3/5% (the actual rate is 6 3/4%) used to actuarially reduce former employees’ early retirement benefits; attorneys’ fees and such other relief as the court may deem just.

      We deny all allegations of wrongdoing and are aggressively defending the case. In September 2003, we filed a motion to dismiss a majority of the claims in the Amended Complaint on the ground that plaintiffs cannot prevail with respect to those claims under any set of facts. The motion did not address the claim in Count 2 that challenges the sale of the RMS business as an intentional interference with employee benefit rights. Although we believe this claim is without merit, the nature of the allegation requires that it be addressed by a summary judgment motion at a later stage of the litigation after discovery has taken place. We are unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of this matter has been accrued in our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

Executive Officers of the Registrant

      Our officers are elected by our Board of Directors to hold office until their respective successors are chosen and qualified. We have provided information below about our executive officers and their ages as of March 5, 2004.

Name	Title	Age

Allan Z. Loren	Chairman of the Board and Chief Executive Officer	65
Steven W. Alesio	President and Chief Operating Officer	49
Cynthia B. Hamburger	Senior Vice President — Customer Operations	44
David J. Lewinter	Senior Vice President — General Counsel and Corporate Secretary	42
Sara Mathew	Senior Vice President — Chief Financial Officer	48
Amy B. McIntosh	Senior Vice President — U.S. Risk Management Solutions	45
Gregory E. Nordal	Senior Vice President — Europe	48
Michael Pepe	Senior Vice President — U.S. Sales	49
Vicki P. Raeburn	Senior Vice President — Chief Quality Officer and DUNSRightTM	57
Joanne B. Carson	Vice President — Communications	37

Name	Title	Age

David T. Clarke	Vice President — U.S. Sales & Marketing Solutions	44
Patricia A. Clifford	Vice President — Human Resources and Winning Culture	39
Charles E. Gottdiener	Vice President — Strategy and Business Development	39
Lawrence M. Kutscher	Vice President — E-Business Solutions and U.S. Supply Management Solutions	39
Gary S. Michel	Vice President — Reengineering	40
Mary Jane Raymond	Vice President — Corporate Controller	43

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

      Mr. Alesio was named president and chief operating officer of D&B in May 2002, at which time he was also elected to D&B’s board of directors. Prior to that, he served as senior vice president — global marketing, strategy implementation, e-business solutions and APLA from July 2001 to April 2002, with additional leadership responsibility for data and operations from February 2001 to April 2002. Mr. Alesio also previously served as D&B’s senior vice president — marketing, technology, communications and strategy implementation from January 2001 to June 2001. Before joining D&B, Mr. Alesio was with the American Express Company for 19 years, most recently serving as president and general manager of the business services group and as a member of the company’s planning and policy committee, a position he held from January 1996 to October 2000.

      Ms. Hamburger has served as senior vice president — customer operations of D&B since March 2004. She previously served as senior vice president — chief technology officer from March 2001 to February 2004, and simultaneously held additional leadership responsibility for U.S. supply management solutions from July 2003 to February 2004. Before joining D&B, Ms. Hamburger was a partner at Computer Sciences Corporation from August 1998 to February 2001. From June 1996 to July 1998 she served as vice president — technology for Fidelity Investments. She was also a founding shareholder and director of Seer Technologies from March 1990 to May 1996.

      Mr. Lewinter has served as senior vice president, general counsel and corporate secretary of D&B since May 2002. He previously served as vice president and leader — European legal affairs from September 2001 to April 2002. Prior to that, Mr. Lewinter served as a vice president of D&B’s domestic legal department from April 2000 to August 2001 and as corporate secretary from November 1999 to August 2001. Prior to joining D&B, Mr. Lewinter served as assistant general counsel and assistant corporate secretary for Altria Group, Inc. from November 1995 to October 1999.

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

      Ms. McIntosh has served as senior vice president — U.S. risk management solutions of D&B since July 29, 2003. She previously served as senior vice president — global marketing and product solutions from June 2002 to July 2003. Before joining D&B, she served as chief executive officer of Zagat Survey, LLC, from

October 2000 to January 2002. Previously, Ms. McIntosh served in various positions with Verizon Communications and its predecessor companies, Bell Atlantic and NYNEX, including head of DSL and Internet service provider businesses from November 1998 to September 2000, and vice president — marketing and product management from September 1995 to November 1998.

      Mr. Nordal has served as senior vice president — Europe for D&B since July 2003. He previously served as interim general manager — Europe and as market leader for the United Kingdom from January 2003 to June 2003. Previously, Mr. Nordal served as president and chief operating officer for Canada from July 1997 until December 2002.

      Mr. Pepe has served as senior vice president — U.S. sales since March 2004. Before joining D&B, he held numerous leadership positions with Time Warner Inc., the most recent of which was the president and chief executive officer of Time Inc. International from March 2000 to April 2003. Prior to this position, he was president and chief operating officer of Time Warner Digital Media from December 1999 to February 2000 and then president of Business Information Group, Time Inc. from September 1993 to December 1999.

      Dr. Raeburn has served as senior vice president — Chief Quality Officer and DUNSRightTM of D&B since March 2004. She previously served as senior vice president — data and operations from May 2002 to February 2004. Before joining D&B, she was a partner at AHR, LLC, from November 2001 to April 2002. Previously, Dr. Raeburn was president of Mergent, Inc., from July 1998 to August 2001, and prior to that she served as an executive director at Primark, Inc., from July 1996 to June 1998.

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

      Mr. Clarke has served as vice president — U.S. sales & marketing solutions of D&B since August 2003. He previously served as vice president of data & operations (D&O) — North America from November 2002 to July 2003. Prior to that, Mr. Clarke served as vice president of technology — Global Product Development from May 2002 to October 2002, vice president of technology — North America from October 2000 to April 2002, vice president of technology — strategy, architecture and planning from November 1999 to September 2000, and vice president of technology — information services from February 1999 to October 1999.

      Ms. Clifford has served as vice president — human resources and winning culture of D&B since June 2002. She previously served as executive assistant to the chairman and chief executive officer and winning culture champion from April 2001 to May 2002, and as assistant corporate secretary from October 1996 to March 2001.

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

      Mr. Kutscher has served as vice president — E-Business solutions of D&B since July 2001 and was given additional leadership responsibility for U.S. supply management solutions in March 2004. Before joining D&B, Mr. Kutscher served as managing director and head of marketing and sales — wealth management at Goldman Sachs & Company from January 2000 to July 2001. Previously, Mr. Kutscher spent most of his career with the American Express Company, serving as senior vice president of interactive enterprise development from July 1999 to January 2000, vice president of interactive enterprise development from December 1997 to July 1999, and vice president of business development from August 1995 to December 1997.

      Mr. Michel has served as vice president — reengineering of D&B since March 2004. He previously served as chief financial officer and vice president — strategy of Europe from July 2002 to February

2004. Prior to that, Mr. Michel served as vice president — corporate strategy from November 2000 to June 2002. Mr. Michel was chief financial officer of North America from January 2000 to October 2000 and vice president — finance of global technology from January 1999 to December 1999.

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

PART II

Item 5.      Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 4,273 shareholders of record at December 31, 2003.

      The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown.

	2003		2002

	High	Low	High	Low

First Quarter	$38.98	$32.31	$43.40	$31.90
Second Quarter	$41.80	$34.00	$41.59	$31.65
Third Quarter	$43.40	$39.85	$35.99	$28.26
Fourth Quarter	$50.81	$40.70	$37.00	$31.25

      We did not pay any dividends on our common stock during 2002 or 2003 and after considering all of the implications of the new U.S. tax laws regarding deductibility of tax dividends, we have decided to continue our policy not to pay dividends to shareholders.

Item 6.     Selected Financial Data

Five-Year Selected Financial Data

	2003	2002	2001	2000	1999

	(Amounts in millions, except per share data)
Results of Operations:
Operating Revenues	$1,386.4	$1,275.6	$1,304.6	$1,415.1	$1,406.7
Costs and Expenses(1)	1,094.6	1,019.7	1,081.0	1,244.8	1,246.8

Operating Income	291.8	255.9	223.6	170.3	159.9
Non-Operating Income (Expense) — Net(2)	(11.4)	(16.7)	30.0	(21.1)	(15.5)

Income from Continuing Operations before Provision for Income Taxes	280.4	239.2	253.6	149.2	144.4
Provision for Income Taxes	106.2	94.1	100.2	77.8	63.8
Equity in Net Income (Losses) of Affiliates	0.3	(1.7)	(3.5)	—	—

Income from:
Continuing Operations	174.5	143.4	149.9	71.4	80.6
Discontinued Operations, Net of Income Taxes(3)	—	—	—	133.0	174.7

Net Income	$174.5	$143.4	$149.9	$204.4	$255.3

Basic Earnings Per Share of Common Stock:
Continuing Operations	$2.37	$1.93	$1.89	$.88	$.99
Discontinued Operations	—	—	—	1.64	2.16

Basic Earnings Per Share of Common Stock	$2.37	$1.93	$1.89	$2.52	$3.15

Diluted Earnings Per Share of Common Stock:
Continuing Operations	$2.30	$1.87	$1.84	$.87	$.98
Discontinued Operations	—	—	—	1.62	2.13

Diluted Earnings Per Share of Common Stock	$2.30	$1.87	$1.84	$2.49	$3.11

Other Data:
Dividends Paid Per Share(4)	$—	$—	$—	$.555	$.74
Dividends Declared Per Share(4)	$—	$—	$—	$.555	$.74
Weighted Average Number of Shares Outstanding — Basic	73.5	74.5	79.4	81.0	81.1
Weighted Average Number of Shares Outstanding — Diluted	75.8	76.9	81.5	82.0	82.1
Balance Sheet:
Total Assets	$1,624.7	$1,527.7	$1,462.6	$1,453.2	$1,598.1
Minority Interest Financing	$—	$—	$—	$300.0	$300.0
Long Term Debt	$299.9	$299.9	$299.6	$—	$—
Equity	$48.4	$(18.8)	$(19.0)	$(46.5)	$(417.1)

(1)	2003 included charges of $17.4 million for restructuring related to the fourth phase of our Financial Flexibility program and $13.8 million related to the loss on the sale of our High Wycombe, England facility. 2002 included a charge of $30.9 million for restructuring related to the third phase of our Financial Flexibility program. 2001 included charges of $28.8 million (net) for restructuring related to the second phase of our Financial Flexibility program, $6.2 million resulting from the impairment of capitalized software and the write-off of certain assets made obsolete or redundant during the year, $1.0 million of asset write-offs for the World Trade Center attack and $6.5 million resulting from an impairment of our Murray Hill facility, which we sold in 2002. Partially offsetting these charges in 2001 was a $7.0 million reversal of excess accrued reorganization costs incurred in connection with the separation of D&B and Moody’s in 2000 (the “2000 Distribution”). 2000 included charges of $41.5 million for restructuring in connection with the first phase of our Financial Flexibility program and $29.5 million for reorganization costs associated with the 2000 Distribution. 1999 included a charge of $41.2 million related to restructuring.

(2)	2003 included gains of $7.0 million on the settlement of an insurance claim to recover losses related to the events of September 11, 2001 and $1.8 million on the sale of equity interests in our Singapore investment. Partially offsetting these gains was a $4.3 million loss on the sale of our Israeli business. 2002 included gains of $2.6 million on the sale of a portion of our equity interest in our Singapore operation and $2.4 million on the sale of our Korean operation, partially offset by a charge of $2.9 million for the write-off of our remaining investment in Avantrust LLC. 2001 included gains of $36.4 million for the sale of our Receivable Management Services business, $17.7 million for the sale of a majority stake in our Australia/New Zealand operations and $2.2 million for the sale of a major portion of our minority investment in our South African operation. These gains were partially offset by a charge of $6.1 million for the write-off of certain investments. 2000 and 1999 included gains related to the settlement of litigation matters of $10.1 million and $11.9 million, respectively.

(3)	Income taxes on Discontinued Operations were $86.2 million and $114.8 million in 2000 and 1999, respectively.

(4)	2000 included dividends paid and declared through the first three quarters of the year.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

How We Manage Our Business

      Since January 1, 2003 we report our business on a geographical basis with two operating segments:

•	North America (which consists of operations in the United States and Canada), contributed 69%, 72%, and 70% of our 2003, 2002, and 2001 total revenue, respectively; and

•	International (which comprises Europe, Africa, Middle East, Asia Pacific, and Latin America), represented 31%, 28%, and 30% of our 2003, 2002, and 2001 total revenue, respectively.

      Prior to that, we reported our business globally through three segments:

•	U.S. and Canada, which we referred to as “North America”;

•	Europe, Africa and Middle East, which we referred to as “Europe”; and

•	Asia Pacific and Latin America, which we referred to as “APLA.”

      In accordance with Generally Accepted Accounting Principles in the United States (“GAAP”), throughout this report we have reclassified prior period presentations to conform to our current segment reporting.

      The following core product lines are sold in our segments:

•	Risk Management Solutions — our largest solution set, which contributed 68%, 69%, and 71% of our total revenue in 2003, 2002, and 2001, respectively;

•	Sales & Marketing Solutions — our next largest solution set, which contributed 27%, 28%, and 27% of total revenue in 2003, 2002, and 2001 respectively;

•	Supply Management Solutions — our next largest solution set, which contributed 3%, 3%, and 2% of total revenue in 2003, 2002 and 2001 respectively; and

•	E-Business Solutions — our smallest solution set, which contributed 2% of total revenue in 2003.

      These core product lines, or customer solution sets, are discussed in greater detail in “Item 1. Business.”

      Within our Risk Management Solutions and our Sales & Marketing Solutions, we monitor the performance of our older, more “traditional” products and our newer “value-added products.”

      Our traditional Risk Management Solutions generally consist of reports derived from our database which our customers use primarily to make decisions about new credit applications. An example is our Business Information Report, or BIR. Our traditional Risk Management Solutions constituted 83%, 84%, and 84% of our Risk Management Solutions revenue and 56%, 58%, and 60% of our total revenue in 2003, 2002, and 2001, respectively. Our value-added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our value-added Risk Management Solutions constituted 17%, 16%, and 16% of our Risk Management Solutions revenue and 12%, 11%, and 11% of our total revenue in 2003, 2002, and 2001, respectively.

      Our traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities, and constituted 53%, 60%, and 62% of our Sales & Marketing Solutions revenue and 14%, 17%, and 17% of our total revenue in 2003, 2002, and 2001, respectively. Our value-added Sales & Marketing Solutions generally include decision-making and customer information management solutions, and constituted 47%, 40%, and 38% of our Sales & Marketing Solutions revenue and 13%, 11%, and 10% of our total revenue in 2003, 2002, and 2001, respectively.

      For internal management purposes, we use total revenue excluding the revenue of divested businesses, which we refer to as “core revenue,” to manage and evaluate the performance of our business segments, because it provides an indication of the underlying direction of changes in revenue in a single performance measure without reported revenue of divested businesses which will not be included in future revenue. Core revenue includes the revenue from acquired businesses from the date of acquisition. Divested businesses include our Receivable Management Services business, sold in the second quarter of 2001, our Australia/ New Zealand operation, sold in the third quarter of 2001, smaller operations in several other countries in our International segment sold during 2001, our Korean operations in the fourth quarter of 2002, and our Israeli operation sold in the third quarter of 2003. These divested, non-core businesses have been classified as “Receivable Management Services and Other Divested Businesses” in Note 14 of our consolidated financial statements.

      We also isolate the effects of changes in foreign exchange rates on our revenue growth because, while we take steps to manage our exposure to foreign currency, we believe it is useful to investors to be able to compare revenue from one period to another both with and without the effects of currency translation. As a result, we monitor our core revenue growth both including and excluding the effects of foreign exchange.

      We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges. Specifically, for management reporting purposes, we evaluate business segment performance before non-core gains and charges such as restructuring charges because they are not a component of our ongoing income or expenses and may have a disproportional positive or negative impact on the results of our on going underlying business operations. Additionally, transition costs, (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy), are reported as Corporate and Other expenses and are not allocated to our business segments. (See Note 14 to our consolidated financial statements for financial information regarding our segments.)

      When we evaluate the performance of our business as a whole, we focus on diluted earnings per share excluding non-core gains and charges because such gains and charges are not a component of our ongoing income or expenses and may have a disproportional positive or negative impact on the results of our underlying business operations. You should not conclude from our definition of non-core gains and charges that the items that result in non-core gains and charges will not occur in the future.

      These adjustments to our GAAP results are made to provide both management and investors a more complete understanding of the underlying operational results and trends and our marketplace performance. These adjustments to our GAAP results are among the primary indicators management uses as a basis for our planning and forecasting of future periods and to the evaluate performance of the business and for compensation purposes. However, these measures are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, or diluted earnings per share prepared in accordance with GAAP. In addition, you should note that because not all companies calculate these financial measures similarly or at all, the presentation of these measures is not likely to be comparable to measures of other companies.

      See “Results of Operations,” below, for a discussion of our results reported on a GAAP basis.

Our Flexible Business Model and Restructuring

      As part of our Blueprint for Growth strategy, we continually seek opportunities to reallocate our spending to activities that drive revenue growth while, at the same time, improving our profitability during our transformation. This is a structured process we call “creating Financial Flexibility.” Since October 2000, we have implemented four phases of Financial Flexibility initiatives. Our Financial Flexibility process is discussed in more detail under “Item 1. Business — Our Aspiration and Our Strategy — Create Financial Flexibility.”

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

      We believe the success of our flexible business model is illustrated by a comparison of our financial results from 2000 (the year the Blueprint for Growth strategy was launched) through 2003. During this period our total revenue declined by $28.7 million, or 2%, primarily due to the sale of non-core businesses, partially offset by core revenue growth and impacts from our acquisitions described in Note 4 to our consolidated financial statements. Over the four-year period, we incurred restructuring charges totaling $118.6 million and transition costs totaling $84.5 million. Even after incurring these charges, our total operating costs were reduced over the period by $150.2 million, or 12%, and our operating income increased $121.5 million, or 71%. See “Results of Operations,” below, for a more complete discussion of our financial results, including these restructuring charges.

Our Critical Accounting Policies and Estimates

      In preparing our consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Notes 1 and 2 to our consolidated financial statements. Of those policies, we consider the policies described below to be critical because they are both most important to the portrayal of our financial condition and results, and they require management’s, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

      If actual results ultimately differ from previous estimates, the revisions are included in our consolidated financial statements for the period in which the actual results become known.

      We have discussed the selection and application of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure regarding critical accounting policies and estimates as well as the other sections in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pension and Postretirement Benefit Obligations

      We offer substantially all of our U.S.-based employees coverage in a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”). Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. We also maintain supplemental and excess plans in the United States (the “U.S. Non-Qualified Plans”) to provide retirement benefits in excess of levels allowed by the Internal Revenue Code. These plans are unfunded, pay-as-you-go plans. Our employees in certain of our international operations are also provided retirement benefits through defined benefit plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 75% and 15% of our pension obligation, respectively, at December 31, 2003.

      In addition to providing pension benefits, we provide various health care and life insurance benefits for retirees. U.S.-based employees who retire after age 45 with 10 years of vesting service are eligible to receive benefits. Postretirement benefit costs and obligations are also determined actuarially.

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” our pension benefit obligations and related effects on operations are calculated using actuarial models. Other postretirement benefits (i.e., health care) are accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and are also dependent on the application of our assumptions by our outside actuaries. The key assumptions we have made for our U.S. plans, which we evaluate annually, include:

•	Expected long-term rate of return on pension plan assets — which is based on current and expected asset allocations as well as expected returns on asset categories of plan investments.

•	Discount rate — which is used to measure the present value of pension plan obligations and postretirement health care obligations. It is based on investment yields available at year-end on Aa-rated corporate long-term bonds.

•	Rates of compensation increase and cash balance accumulation/conversion rates — which are based on an evaluation of internal plans and external market indicators.

•	Health care cost trends — which are based on historical cost data, the near-term outlook and an assessment of likely long-term trends.

      While we believe that the assumptions used are appropriate, changes in these assumptions would affect our pension and other postretirement benefit costs. The factor with the most immediate impact on our financial statements is the change in the expected long-term rate of return on assets for the U.S. Qualified Plan. At the beginning of 2003, we lowered this assumption to 8.75% from the 9.75% assumption we used to calculate pension income in 2002 and 2001. The 8.75% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2003, the plan was 68% invested in publicly traded equity securities, 26% invested in debt securities and 6% invested in real estate investments. This one-percentage-point decrease in the long-term rate of return has reduced our 2003 annual operating income by $13.6 million by reducing our net periodic pension income. Generally, every one-quarter-percentage-point increase or decrease in the long-term rate of return of our U.S. plans will increase or decrease the net periodic pension income by approximately $3.4 million.

      Changes in the discount rate, rate of compensation increase and cash balance accumulation/conversion rates also have an effect on our annual operating income. These rates are adjusted yearly, based on the factors noted above. For example, as of December 31, 2003, we lowered the discount rate to 6.0% from 6.5% used at December 31, 2002. We expect that this one-half-percentage-point decrease in the discount rate applied with respect to the U.S. Qualified and Non-Qualified Plans will reduce our 2004 annual operating income by approximately $0.3 million by reducing our net periodic pension income.

      Differences between the assumptions stated above and actual experience could affect our pension and other postretirement benefit costs. When actual plan experience differs from the assumptions used, actuarial gains or losses arise in accordance with SFAS No. 87 and SFAS No. 106. These gains and losses are aggregated and amortized over the average future service periods of employees to the extent that such gains or losses exceed a “corridor” as defined in SFAS No. 87. The purpose of the corridor is to average the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-plan basis. For all of our pension plans, total unrecognized actuarial losses as of December 31, 2003 was $481.1 million, of which $307.6 million was attributable to the U.S. Qualified Plan, $98.6 million was attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. We do not expect to recognize in our 2004 net periodic pension cost any of the unrecognized loss attributable to the U.S. Qualified Plan, as this loss is unlikely to exceed the corridor threshold under SFAS No. 87. For the U.S. Non-Qualified Plans and non-U.S. plans, we expect to recognize losses in our 2004 net periodic pension cost of approximately $5 million and $3 million, respectively, approximately the same as 2003.

      Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. We recorded net periodic income for our pension plans of $18.2 million, $34.0 million and $35.7 million for the years 2003, 2002 and 2001, respectively. This income was driven principally by the expected return on plan assets, which was $128.1 million, $142.8 million and $136.4 million in 2003, 2002 and 2001, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. In 2003 and 2002, we incurred investment gains of $235.6 million and losses of $146.0 million, respectively, in our pension plans, of which $228.6 million of gains and $132.1 million of losses, respectively, were attributable to the U.S. Qualified Plan. At January 1, 2004, the market-related value of our U.S. Qualified Plan was $1,379.9 million, which excludes $191.6 million of unrecognized investment losses from prior periods that will reduce the market-related value in future years. If these unrecognized losses are not recovered in future years, our market-related value of assets will decrease, causing our expected return on plan assets and our net periodic pension income to fall.

      Changes in the funded status of our pension plans could result in a significant future charge to our equity. Under the requirements of SFAS No. 87, if the plan asset value falls below the related accumulated benefit obligation, we would be required to record a minimum pension liability for the deficient amount and reverse our prepaid pension cost. This charge would be recorded against a component of shareholders’ equity net of applicable deferred taxes. We recognized a $5.9 million, a $53.6 million and a $1.2 million charge, net of applicable tax, to equity for minimum pension liabilities related to our U.S. Non-Qualified Plan and our non-U.S. plans for 2003, 2002 and 2001, respectively. The U.S. Qualified Plan, our principal plan, is currently over-funded. The excess of the fair value of plan assets over the related accumulated benefit obligation was $131.0 million at December 31, 2003, compared with $41.5 million at December 31, 2002. The prepaid pension cost associated with this plan was $412.0 million and $365.1 million at December 31, 2003 and December 31, 2002, respectively.

      A change in the discount rate assumption could result in a change in the funded status of our pension plans by changing the amount of the accumulated benefit obligation. For the U.S. Qualified Plan, every one-quarter-percentage-point increase or decrease in the discount rate reduces or increases our accumulated benefit obligation by approximately $29.6 million. For the Non-Qualified Plans, every one-quarter-percentage-point increase or decrease in the discount rate reduces or increases our accumulated benefit obligation by approximately $5.3 million.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The Act expands Medicare, primarily by adding a prescription drug benefit for medicare-eligibles starting in 2006. The Act provides employers currently providing postretirement prescription drug benefits with a range of options for coordinating with the new government-sponsored program potentially to reduce this benefit, including providing for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law.

      In connection with the Act, the FASB has issued a position statement permitting a company that provides prescription drug benefits to make a one-time election to defer accounting for the effects of this Act. Pursuant to this guidance, we have chosen to defer recognition of the potential effects of the Act in our 2003 financial statements. This decision was made largely due to the number of open questions about select provisions of the Act and a lack of authoritative accounting guidance concerning certain technical matters. Therefore, the postretirement benefit obligations and costs reported in our financial statement do not yet reflect any potential impact of the Act.

      D&B will review its retiree health care strategy in light of the Act. We may need to amend our retiree health program in order to obtain the financial benefits allowed under the new Medicare prescription drug program.

      For information on pension and postretirement benefit plan contribution requirements, please see “Future Liquidity — Sources and Uses of Funds — Pension Plan and Postretirement Benefit Plan Contribution Requirements” on page 51.

      Also see Note 10 to our consolidated financial statements for more information regarding costs of, and assumptions for, our pension and postretirement benefit obligations and costs.

Contingencies and Litigation

      We establish reserves in connection with tax and legal proceedings, claims and litigation when it is probable that a loss has been incurred and the amount of loss is reasonably estimable. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analyses of multiple forecasts that often depend on judgments concerning potential actions by third parties and regulators. This is an inherently subjective and complex process, and actual results may differ from our estimates by material amounts. For more information, see Note 13 to our consolidated financial statements.

Revenue Recognition

      Our Risk Management Solutions products are generally sold under monthly or annual contracts that enable a customer to purchase D&B information products during the period of contract at prices per an agreed price list, up to the contracted dollar limit. Revenue on these contracts is recognized as products are delivered to the customer based on the per-product price. Any additional products purchased over this limit may be subject to pricing variations and are billed to the customer as products are delivered. If customers do not use the full value of their contract and forfeit the unused portion, we recognize the forfeited amount as revenue at contract expiration.

      We have fixed price contracts for larger customers that allows those customers unlimited use, subject to certain conditions, of the Risk Management Solutions products. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year.

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

      Amounts billed in advance are recorded as deferred revenue on the balance sheet.

Results of Operations

      The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, and should be read in conjunction with those financial statements and footnotes, which have been prepared in accordance with GAAP.

Consolidated Revenue

      The following table presents our revenue by segment for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

	(Amounts in millions)
Revenue:
North America	$960.1	$912.1	$870.4
International	423.0	357.4	348.3

Core Revenue	1,383.1	1,269.5	1,218.7
Receivable Management Services and Other Divested Businesses	3.3	6.1	85.9

Total Revenue	$1,386.4	$1,275.6	$1,304.6

      The following table presents our revenue by product line for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

	(Amounts in millions)
Revenue:
Risk Management Solutions	$942.6	$877.5	$860.9
Sales & Marketing Solutions	366.3	354.5	328.1
Supply Management Solutions	45.2	37.5	29.7
E-Business Solutions	29.0	—	—

Core Revenue	1,383.1	1,269.5	1,218.7
Receivable Management Services and Other Divested Businesses	3.3	6.1	85.9

Total Revenue	$1,386.4	$1,275.6	$1,304.6

2003 vs. 2002

      Total revenue increased $110.8 million, or 9%, in 2003 compared with 2002. Core revenue increased $113.6 million, or 9% (4% increase before the effect of foreign exchange), driven by revenue growth in North America of $48.0 million, or 5%, and in our International segment of $65.6 million, or 18%.

      The impact of the acquisitions of Data House in the third quarter of 2002, Hoover’s, Inc. in the first quarter of 2003, and the Italian real estate data companies in the second quarter of 2003 contributed four percentage points to our core revenue growth in 2003.

      On a product line basis, out core revenue results reflect:

•	A $65.1 million, or 7%, growth in Risk Management Solutions (2% increase before the effect of foreign exchange), including two percentage points of growth due to the acquisitions of Data House and the Italian real estate data companies. During the year, within our Risk Management Solutions we have added product development resources, increased our sales force, and improved our post-sale delivery service. The growth in the product-line was driven by both our North American and International segments. Traditional Risk Management Solutions was flat before the effects of foreign exchange compared with 2002. We continue our intentional migration of customers from the BIR and related products to our value-added solutions to assist them in re- engineering their processes. The impact of this migration was offset by growth in other traditional products such as e-Portfolio, Self Analysis, Comprehensive Report, and Monitoring. Value-added Risk Management Solutions grew 10% before the effects of foreign exchange. In our value-added Risk Management Solutions, our portfolio management solution products continued to perform well, which reflects the benefits of our recent investment spending in Enterprise Risk Assessment Manager, that helps customers manage their credit portfolios. Additionally, the increase was driven by our customers’ preference to continue to automate their decision-making processes through products such as Global Decision MakerTM, and integrate existing systems using our Toolkit solutions.

•	An $11.8 million, or 3%, growth in Sales & Marketing Solutions (1% before the effect of foreign exchange), driven by the growth in our North American segment. Traditional Sales & Marketing Solutions declined 11% before the effects of foreign exchange, compared with 2002. The decline is indicative of the current economic environment. This is the area of our business that is the most sensitive to changes in the economy, as sales and marketing expenses are often viewed as discretionary spending by our customers. We also continue to see competitive pricing pressures in our low-end list and label business. Value-added Sales & Marketing Solutions grew 18% before the effects of foreign exchange, primarily driven by our customer information management (“CIM”) products and our high-end prospecting solutions, including Market SpectrumTM. Specifically, within the United States, we have added 75% additional product specialists, significantly increasing sales capacity relating to our high-end,

CIM products. We also added sales leadership in several of our European markets within our International Segment, each with a dedicated Sales and Marketing team.

•	A $7.7 million, or 21%, growth in Supply Management Solutions (16% before the effect of foreign exchange). This growth came from both our North American and International segments, primarily driven by customers’ focus on improving their operating results by optimizing their procurement process.

•	$29.0 million of revenue from E-Business Solutions, representing the results of Hoover’s, Inc. During 2003, we saw growth in this product line as a result of increased subscriber base.

2002 vs. 2001

      Total revenue declined $29.0 million, or 2%, in 2002, compared with 2001, resulting from the sales of our Receivable Management Services business and certain other businesses within our International segment, which contributed $85.9 million and $6.1 million of revenue in 2001 and 2002, respectively, partially offset by an increase in core revenue. Core revenue increased $50.8 million, or 4% (3% increase before the effect of foreign exchange), driven by revenue growth in North America of $41.7 million, or 5%, and revenue growth in our International segment of $9.1 million, or 3%.

      The acquisitions of iMarket® in the second quarter of 2001, Harris InfoSource™ in the third quarter of 2001, and Data House in the third quarter of 2002, contributed one percentage point to our core revenue growth in 2002.

      On a product-line basis, our core revenue results reflect:

•	A $16.6 million, or 2%, growth in Risk Management Solutions (1% increase before the effect of foreign exchange), including one percentage point of growth due to the acquisition of Data House in the third quarter of 2002. Traditional Risk Management Solutions was flat compared with 2001, while our value-added Risk Management Solutions grew 4%, both before the effects of foreign exchange. As noted in “Item 1. Business — Our Aspiration and Our Strategy — Enhance Our Current Business,” we have invested in our database to increase the power of DUNSRightTM to stabilize our traditional Risk Management Solutions growth.

•	A $26.4 million, or 8%, increase in Sales & Marketing Solutions (8% increase before the effect of foreign exchange), including three percentage points of growth due to the acquisitions of iMarket® and Harris InfoSource™ in the second and third quarters of 2001, respectively. This growth is from a smaller base in 2001 as a result of economic weakness, the events of September 11 and the subsequent anthrax scare, which depressed direct mail marketing activity. Traditional Sales & Marketing Solutions grew 3% compared with 2001, and our value-added Sales & Marketing Solutions grew 15%, both before the effects of foreign exchange, driven by investments to enhance our product offerings and by the addition of iMarket® and Harris InfoSource™ to our traditional Sales & Marketing Solutions results.

•	A $7.8 million, or 26%, increase in Supply Management Solutions (24% increase before the effect of foreign exchange) compared with a small base in 2001, reflecting increased investment spending in 2002.

      Overall, during the latter half of 2001 and throughout 2002, the weak global economy adversely impacted our business. In general, our customers spent less. They took longer regarding decisions on purchasing our products, thus causing us to spend more time closing sales. This in turn caused our sales resources to spend less time on new prospects. In addition, some of our customers had gone out of business or combined with other companies. When companies combine, their level of post-consolidation spending on our products is often less than their pre-consolidation spending. In addition, the number of new credit applications, which is a major driver of demand in our Risk Management Solutions business, had been depressed as a result of a lower level of business activity. In addition, in a weak economy, customers increasingly look to free or lower-cost credit information available from alternate sources, including the Internet. Finally, companies were streamlining their credit departments, thus reducing the number of users of our Risk Management Solutions products and, in some cases, product usage.

Consolidated Operating Costs

      The following table presents our consolidated operating costs and operating income for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001

	(Amounts in millions)
Operating Expenses	$433.3	$392.1	$441.2
Selling and Administrative Expenses	579.9	512.5	523.5
Depreciation and Amortization	64.0	84.2	94.5
Restructuring Charges — Net	17.4	30.9	28.8
Reorganization Costs	—	—	(7.0)

Operating Costs	$1,094.6	$1,019.7	$1,081.0

Operating Income	$291.8	$255.9	$223.6

      As described above in the section “How We Manage Our Business,” when we evaluate the performance of our business as a whole, we focus on our operating income (and, therefore, our operating costs) before non-core gains and charges, since we do not view these items as reflecting our underlying business operations. We have identified under the caption “Non-Core Gains and Charges” below such gains and charges that are included in the following discussion of our GAAP results.

Operating Expenses

      Operating expenses increased $41.2 million, or 11%, from 2002 to 2003. The increase was due to the following: a $13.8 million loss on sale of the building in High Wycombe, England in July 2003; additional investments relating to data and product enhancements; and an increased expense base as a result of the Hoover’s Inc., Data House, and the three Italian real estate acquisitions. Operating expenses decreased $49.1 million, or 11%, from 2001 to 2002 as headcount in the data collection, fulfillment and technology areas decreased. This decrease was also affected by the following charges included in 2001 operating expenses:

•	a $6.2 million charge for the write-off of capitalized software associated with products and internal-use systems no longer in use ($2.3 million), write-down of customer lists in Europe ($2.0 million), lease and contract termination costs and miscellaneous other costs ($1.9 million);

•	a $1.0 million write-off of assets lost in the World Trade Center attack; and

•	a $6.5 million impairment write-down in the fourth quarter of 2001 for our Murray Hill, New Jersey, facility, which was sold in the second quarter of 2002.

Selling and Administrative Expenses

      Selling and administrative expenses increased $67.4 million, or 13%, from 2002 to 2003. The increase was primarily due to additional costs relating to revenue generating investments, such as additions to our sales force to improve our marketplace coverage in Sales & Marketing Solutions, as well as additional variable costs (such as commissions and bonuses) incurred as a result of increased revenues. Additionally, we have increased our expense base as a result of the Hoover’s, Inc., Data House, and three Italian real estate acquisitions. The increase in the costs mentioned above was partially offset by administrative cost savings such as lower compensation costs achieved through our Financial Flexibility program. Selling and administrative expenses declined $11.0 million, or 2%, from 2001 to 2002, as a result of administrative cost savings such as lower compensation costs achieved through our Financial Flexibility program partially offset by spending on advertising to reinvigorate the D&B brand, training and hiring new leaders, additions to our sales force, and transition costs incurred in implementing our Financial Flexibility program. Transition costs were $22.3 million in 2003, $31.4 million in 2002, and $28.4 million in 2001.

      We had net pension income and postretirement benefit costs of $18.2 million and $14.9 million in 2003, respectively, $34.0 million and $19.9 million in 2002, respectively, and $35.7 million and $15.8 million in 2001, respectively. The decrease in pension income in 2003 was primarily due to the one-percentage-point decrease in the long-term rate of return assumption used in 2003 for our U.S. Qualified Plan. We lowered this rate from 9.75% in 2002 and 2001 to 8.75% in 2003. We consider these amounts to be part of our compensation costs and, therefore, net pension income and postretirement benefit costs are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs. We expect pension income will be approximately the same in 2004 as in 2003. In the fourth quarter of 2003, an amendment was made to D&B’s Postretirement Benefit Plan. Starting January 1, 2004, we will limit the amount of our insurance premium contribution based on the amount D&B contributed in 2003 per retiree. This change is expected to reduce our annual postretirement benefit costs by approximately $17 million a year for the next five to six years. See the discussion of “Our Critical Accounting Policies and Estimates — Pension and Postretirement Benefit Obligations,” above, and Note 10 to our consolidated financial statements.

Depreciation and Amortization

      Depreciation and amortization decreased $20.2 million, or 24%, from 2002 to 2003 and $10.3 million, or 11%, from 2001 to 2002. The decrease in 2003 was largely driven by the sale of our facility in High Wycombe, England in 2003 and the sale of our facilities in Berkeley Heights and Murray Hill, New Jersey in 2002, lower capitalized spending in 2003, and the impact of our outsourcing of certain technology functions to Computer Sciences Corporation (“CSC”). The lower capitalized spending is a result of D&B delivering more products over the Web, and in turn, resulting in investment projects becoming less capital intensive. The decrease in 2002 resulted from the write-off and sale of certain assets in 2001 in connection with our Financial Flexibility program, the previously mentioned outsourcing, and the impact of no longer amortizing goodwill in 2002, which reduced 2002 amortization expense by $5.3 million compared with 2001. See Note 1 to our consolidated financial statements.

Restructuring Charges

      We have incurred charges related to our Financial Flexibility program in each of the past four years. During 2003, we recorded $17.4 million of restructuring charges in connection with the fourth phase of our Financial Flexibility program. The charge includes $17.1 million for severance and termination costs related to approximately 500 employees (including a $0.5 million pension plan curtailment charge due to the fourth phase as discussed in the following paragraph) and $0.3 million for lease termination obligations. As of September 30, 2003, all of the approximately 500 employees had been terminated under the fourth phase of our Financial Flexibility program.

      In accordance with SFAS No. 87 and SFAS No. 88, we are required to recognize a one-time curtailment charge for the estimated pension expense impact to The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”) related to the headcount actions of the fourth phase of our Financial Flexibility program announced on January 13, 2003. The curtailment accounting requirement of SFAS No. 88 requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g., full vesting). For the U.S. Qualified Plan, these items cumulatively resulted in an immediate curtailment charge to earnings of $0.5 million in the first quarter 2003, which is included in the $17.1 million severance and termination charge described above.

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

      As part of the third phase of the Financial Flexibility program, we outsourced certain technology functions to CSC. Under the terms of the agreement, approximately 400 D&B employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC. In addition, as part of the agreement, CSC acquired our data center and print-mail facility located in Berkeley Heights, New Jersey, and related assets for $10 million, which we considered the fair value for the assets. This resulted in a $9.7 million impairment loss noted above.

      During the second quarter of 2001, we incurred a $32.8 million restructuring charge to re-engineer administrative functions and institute common business practices worldwide, consisting of $20.7 million for severance costs related to approximately 800 employees, $3.2 million for lease termination obligations and $8.9 million for the write-off of assets that were abandoned in the consolidation of offices, primarily in Europe. During 2001, we also reversed $4.0 million of the charge taken in 2000 related to the first phase of our Financial Flexibility program. We determined that severance for 50 people would not be utilized, due to higher than anticipated voluntary attrition ($2.9 million), and that the remaining lease termination obligations were lower than originally estimated as a result of more favorable market conditions and higher than anticipated sub-lease rent ($1.1 million).

      As of December 31, 2003, we have terminated approximately 3,200 employees under all four phases of the Financial Flexibility program, including the approximately 400 employees who were transitioned to CSC, as mentioned above. This will bring the total number of employees terminated (via termination and voluntary attrition) in connection with the four phases of the Financial Flexibility program, since its inception in October 2000, to approximately 3,200, reflecting the elimination of 3,500 positions (including 300 open positions). All headcount actions were completed as of September 30, 2003.

      See Note 3, Impact of Implementation of the Blueprint for Growth Strategy and Other Transactions.

Reorganization Costs

      We incurred reorganization costs in connection with our separation from Moody’s in 2000. In 2000, we recognized $29.5 million of reorganization costs and, in 2001, we reversed $7.0 million of excess reorganization costs.

Interest Income (Expense) — Net

      The following table presents our “Interest Income (Expense) — Net” for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

	(Amounts in millions)
Interest Income	$4.2	$3.0	$5.5
Interest Expense	(18.6)	(19.5)	(16.4)
Minority Interest Expense	—	—	(5.4)

	$(14.4)	$(16.5)	$(16.3)

      Interest income increased $1.2 million, or 41%, from 2002 to 2003, due to additional investments in our combined cash and marketable securities, both short and long-term. Interest income decreased $2.5 million, or 46%, from 2001 to 2002, due to lower interest rates. Interest expense decreased by $0.9 million, or 5%, from 2002 to 2003, primarily due to lower interest rates. Interest expense in 2002 decreased $2.3 million, or 11%, compared with the sum of interest expense and minority interest expense in 2001, due to lower interest rates. The lower rates reflected the exchange of minority interest financing for long-term debt in the first quarter of 2001, and the swap of $100 million of the long-term notes from a fixed to a floating rate of interest in the third quarter of 2001. This is discussed more fully in the “Liquidity and Financial Position” section, below, and in Note 6 to our consolidated financial statements.

Other Income (Expense) — Net

      The following table presents the components of “Other Income (Expense) — Net” for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

	(Amounts in millions)
Miscellaneous Other Expense — Net(a)	$(1.5)	$(2.3)	$(3.9)
Gains (Losses) on Sales of Businesses(b)	(2.5)	5.0	56.3
Write-off of Non-Recoverable Investments(c)	—	(2.9)	(6.1)
Insurance Recovery(d)	7.0	—	—

	$3.0	$(0.2)	$46.3

(a)	“Miscellaneous Other Expense — Net” decrease in 2003 compared to 2002 is primarily due to a gain on the sale of an investment in Italy and lower bank fees. Decrease in 2002 compared to 2001 is primarily due to lower foreign currency transaction losses and lower bank fees.

(b)	During 2003, we sold the following businesses and recognized the following non-operating gains (losses):

•	our Israeli operation during the third quarter, resulting in a pre-tax loss of $4.3 million; and

•	the equity interest in our Singapore investment, resulting in a pre-tax gain of $1.8 million.

During 2002, we sold the following businesses and recognized the following non-operating gains:

•	a portion of our equity interest in our Singapore operation during the third quarter, resulting in a pre-tax gain of $2.6 million; and

•	our Korean operation during the fourth quarter, resulting in a pre-tax gain of $2.4 million.

During 2001, we sold the following businesses and recognized the following non-operating gains:

•	our Receivable Management Services business during the second quarter, resulting in a pre-tax gain of $36.4 million;

•	a majority stake in our Australia/ New Zealand operations during the third quarter, resulting in a pre-tax gain of $17.7 million; and

•	a major portion of our minority investment in our South African operations during the fourth quarter, resulting in a pre-tax gain of $2.2 million.

(c)	During 2002, we exited Avantrust LLC, our joint venture with American International Group, Inc., resulting in a $2.9 million pre-tax write-off of our remaining investment. We also recorded a $6.1 million write-off of internet-related investments that we considered non-recoverable during 2001.

(d)	Represents a settlement on an insurance claim to recover losses related to the events of September 11, 2001.

Provision for Income Taxes

      For the year ended December 31, 2003, our effective tax rate was 37.9%. The effective tax rate for 2003 has been negatively impacted by the non-deductibility of certain costs related to the sale of our High Wycombe, England, building (0.8 points), the non-deductibility in some countries of certain items included within the restructuring charge (0.2 points), and various other items (0.2 points). The effective tax rate for the year ended December 31, 2002 was 39.3%, negatively impacted by the non-deductibility in some countries of certain items included within the restructuring charge (1.0 points). The reduction in our effective tax rate for 2003 was the result of state tax planning initiatives as well as global tax planning. Our effective tax rate in 2001 was 39.4%.

Equity in Net Income (Loss) of Affiliates

      There were no material amounts recorded as Equity in Net Income (Loss) of Affiliates in 2003. We recognized $1.7 million and $3.5 million as Equity in Net Losses of Affiliates for the years ended

December 31, 2002 and 2001, respectively. These losses primarily resulted from our investment in Avantrust, which we made in 2001 and exited in the second quarter of 2002. These amounts are in addition to the $2.9 million pre-tax write-off in 2002 of our remaining investment described above in the discussion of “Other Income (Expense) — Net.”

Earnings per Share

      We reported the following earnings per share, or EPS, for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001

Basic Earnings per Share	$2.37	$1.93	$1.89

Diluted Earnings per Share	$2.30	$1.87	$1.84

      Basic EPS and diluted EPS both increased 23% in 2003 compared with 2002, reflecting a 1% reduction in the weighted average number of shares outstanding and a 22% increase in net income due to the 2003 results of operations described in the foregoing sections. Basic EPS and diluted EPS both increased 2% in 2002 compared with 2001, reflecting a 6% reduction in the weighted average number of shares outstanding, partially offset by a 4% reduction in net income due to the 2002 results of operations described in the foregoing sections. Shares outstanding were reduced as a result of our repurchase of shares, as described in “Liquidity and Financial Position — Cash Used In Financing Activities.”

Non-Core Gains and Charges

      For internal management purposes, we treat certain gains and charges that are included in “Consolidated Operating Costs” and “Other Income (Expense) — Net” as non-core gains and charges. These pre-tax non-core gains and charges are summarized in the table below. We exclude non-core gains and charges when evaluating our financial performance because we do not consider these items to reflect our underlying business operations.

	For the Years Ended December 31,

	2003	2002	2001

	(Amounts in millions)
Non-core gains and (charges) included in Operating Costs:
Restructuring costs (net) related to our Financial Flexibility programs	$(17.4)	$(30.9)	$(28.8)
Impairment of capitalized software and Murray Hill facility, write-off of certain assets made obsolete, redundant or destroyed as a result of the World Trade Center attack	$—	$—	$(13.7)
Reorganization costs associated with our spin-off from Moody’s Corporation	$—	$—	$7.0
Loss on the sale of High Wycombe, England building	$(13.8)	$—	$—
Non-core gains and (charges) included in Other Income (Expense) — Net:
Gains on sales of Receivable Management Services business, Australia/ New Zealand operations and a portion of South African investment	$—	$—	$56.3
Write-off of non-recoverable investments	$—	$—	$(6.1)
Insurance recovery related to the events of September 11, 2001	$7.0	$—	$—

Segment Results

      The operating segments reported below, North America and International, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources. Effective January 1, 2003, we have reclassified prior period presentations to conform to this revised segment reporting.

North America

      North America is our largest segment, representing 69%, 72%, and 70% of our total revenue in 2003, 2002, and 2001, respectively. The following table presents our North American product revenue and operating income for the years ending December 31, 2003, 2002 and 2001:

	2003	2002	2001

	(Amounts in millions)
Revenue:
Risk Management Solutions	$603.6	$594.3	$586.9
Sales & Marketing Solutions	294.1	289.1	257.1
Supply Management Solutions	33.4	28.7	26.4
E-Business Solutions	29.0	—	—

North America Core Revenue	960.1	912.1	870.4
Receivable Management Services and Other Divested Businesses	—	—	39.4

Total North America Revenue	$960.1	$912.1	$909.8

Operating Income	$329.9	$313.1	$295.8

2003 vs. 2002

      Our North American 2003 total revenue increased $48.0 million, or 5%, from 2002. The increase reflects increased revenue in all of our product lines.

      On a product-line basis, North America’s core revenue results reflect:

•	A $9.3 million, or 2%, increase in Risk Management Solutions. Traditional Risk Management Solutions, which accounted for 78% of total North American Risk Management Solutions was flat. Value-added Risk Management Solutions, which accounted for 22% of total North American Risk Management Solutions increased 9%. In our value-added Risk Management Solutions, our portfolio management solution products continued to perform well, which reflects the benefits from our recent investment spending in Enterprise Risk Assessment Manager, which helps customers manage their credit portfolios. Additionally, the increase is also driven by our customers’ continued shift towards automating their decision-making process.

•	A $5.0 million, or 2%, increase in Sales & Marketing Solutions. Traditional Sales & Marketing Solutions, which accounted for 49% of total North American Sales & Marketing Solutions, decreased 12%. This decline is indicative of the current economic environment. This is the area of our business that is the most sensitive to changes in the economy, as sales and marketing expenses are often viewed as discretionary spending by our customers. This decline was offset by value-added Sales & Marketing Solutions, which accounted for 51% of total North American Sales & Marketing Solutions, and increased by 19%. The increase in our value-added Sales & Marketing Solutions was primarily driven by our CIM products and our high-end prospecting solutions, including Market SpectrumTM.

•	A $4.7 million, or 17%, increase in Supply Management Solutions, reflecting our customers’ focus on improving their operating results through the optimization of the procurement process.

•	$29.0 million of revenue from E-Business Solutions, representing the results of Hoover’s, Inc., contributing three percentage points of growth.

      North America’s operating income in 2003 was up 5% from the prior year, primarily due to the overall increase in North America revenue partially offset by increased investments to drive revenue growth in 2004.

2002 vs. 2001

      In 2002, total North American revenue of $912.1 million was essentially flat versus the prior year. This was the result of the $41.7 million, or 5%, increase in core revenue in 2002 being offset by the loss of revenue due to the sale of our Receivable Management Services business in 2001. North America’s core revenue growth of 5% reflects $7.4 million, or 1%, growth in Risk Management Solutions, $32.0 million, or 13%, growth in Sales & Marketing Solutions, and $2.3 million, or 9%, growth in Supply Management Solutions. North America’s results benefited from the acquisition of iMarket® in the second quarter of 2001, and Harris InfoSourceTM in the third quarter of 2001, which together contributed one percentage point of growth to North America’s core revenue and five percentage points of growth to its Sales & Marketing Solutions revenue.

      In general, despite the challenging economy, North America revenue growth was fairly strong in 2002, due to sales leadership, customer acceptance of our new products and particular weakness in the fourth quarter of 2001 reflecting the post-September 11 economy.

      On a product-line basis, North America’s core revenue results reflect:

•	Risk Management Solutions — Traditional Risk Management Solutions revenue accounted for 79% of our Risk Management Solutions revenue in 2002 and was up 1% from 2001. Revenue from value-added Risk Management Solutions accounted for 21% of our Risk Management Solutions revenue in 2002 and was up 4% from 2001. Revenue from our traditional Risk Management Solutions products had been declining in prior years. However, it was stabilized in 2002 as a result of our investments in database expansion, improving our match rate and product enhancements. These investments have mitigated the following trends:

•	a decline in new credit applications due to the economic slowdown;

•	streamlined credit departments, resulting in fewer actual users of our products;

•	pricing pressures from some of our larger customers;

•	the substitution of less expensive consumer credit information for making some decisions about new credit applications from small businesses;

•	the substitution of the BIR for free or less expensive demographic information that can be obtained over the Internet; and

•	our intentional migration of our customers from the BIR and related products to our value-added solutions to assist them in re-engineering their processes and automating their decision-making.

The performance of our value-added products also reflected the benefits of our investments, particularly in those products that provide insight on new credit applications for smaller transactions, and in our customers’ portfolio management processes.

•	Sales & Marketing Solutions — This product line benefited from growth in both traditional and value-added products. Our traditional Sales & Marketing Solutions revenue grew 11%, of which eight percentage points of growth was due to the iMarket® and Harris InfoSourceTM acquisitions. Revenue for value-added Sales & Marketing Solutions increased 15%. During the second half of 2001, the U.S. economic slowdown caused our customers to curtail their discretionary spending, which impacted our Sales & Marketing Solutions revenue in 2001.

•	Supply Management Solutions — This product line grew 9% and was also impacted during the second half of 2001 by the U.S. economic slowdown which caused our customers to curtail their discretionary spending.

      North America’s operating income in 2002 was up 6% from the prior year. Although total revenue growth was flat, as described above, operating income benefited from a generally lower operating cost base due to our

Financial Flexibility initiatives, offset in part by the reallocation of some of our spending to revenue-generating activities. North America’s 2002 operating income also benefited from a $1.6 million reduction in goodwill amortization due to the adoption of SFAS No. 142 (see Note 1 to our consolidated financial statements).

International

      Our International segment represented 31%, 28%, and 30% of our total revenue in 2003, 2002, and 2001, respectively. The following table presents our International product revenue and operating income for the years ending December 31, 2003, 2002 and 2001:

	2003	2002	2001

	(Amounts in millions)
Revenue
Risk Management Solutions	$339.0	$283.2	$274.0
Sales & Marketing Solutions	72.2	65.4	71.0
Supply Management Solutions	11.8	8.8	3.3

International Core Revenue	423.0	357.4	348.3
Receivable Management Services and Other Divested Businesses	3.3	6.1	46.5

Total International Revenue	$426.3	$363.5	$394.8

Operating Income	$59.9	$43.5	$23.3

2003 vs. 2002

      Our International 2003 total revenue increased $62.8 million, or 17%, from 2002. International core revenue increased $65.6 million, or 18% (3% increase before the effect of foreign exchange). The increase in International’s core revenue was primarily due to our acquisition of Data House in the third quarter of 2002 and the additional Italian real estate acquisitions in the second quarter 2003, which contributed six percentage points of growth.

      On a product-line basis, International’s core revenue results reflect:

•	A $55.8 million, or 20%, increase in Risk Management Solutions (4% increase before the effect of foreign exchange), including seven percentage points of growth due to the acquisition of Data House and the Italian real estate acquisitions. Traditional Risk Management Solutions increased 18% (2% increase before the effect of foreign exchange), including eight percentage points of growth due to the acquisition of Data House and the Italian real estate acquisitions. Within our traditional products, we are experiencing competitive pricing pressures on our low-end traditional products. We are also experiencing a shift in our customers’ spending from higher- priced, comprehensive reports to low-priced, less detailed reports. These competitive and pricing pressures have been partially offset by the continued success of our new monitoring product, e-Portfolio. Value-added Risk Management Solutions increased 39% (23% increase before the effect of foreign exchange), driven by the customers’ preference to continue to automate their decisioning process through products such as Global Decision MakerTM, and integrate existing systems using our Toolkit solutions.

•	A $6.8 million, or 10%, increase in Sales & Marketing Solutions (3% decrease before the effect of foreign exchange). Traditional Sales & Marketing Solutions increased by 6% (7% decrease before the effect of foreign exchange), and our value-added Sales & Marketing Solutions increased 23% (8% increase before the effect of foreign exchange). The continued decline in our traditional Sales & Marketing Solutions is indicative of economic pressures in the Eurozone, compounded with low growth forecasts in larger markets such as Germany. We also continue to see competitive pricing pressures in our low-end list and label business. The improvement in our value-added Sales & Marketing Solutions can be attributed to specific management actions that occurred in the third quarter 2003. Those actions included the following: (i) added sales leadership in five major markets, each with a dedicated sales team, (ii) continued increase of focus by our sales teams on value-added products, (iii) expanded demand generation programs, and (iv) growth in linkage products resulting from our customers’ movement from CD to Web-based solutions.

•	A $3.0 million, or 34%, increase in Supply Management Solutions (13% increase before the effect of foreign exchange), primarily due to the continued growth in our data rationalization products.

      International’s operating income increased $16.4 million, or 38% in 2003 to $59.9 million, primarily due to the benefit from the positive impact of foreign exchange. To a lesser extent, an increase in our acquisitions of Data House and the three Italian real estate companies, and savings obtained as a result of our Financial Flexibility program also contributed to the increase in operating income. The savings from our Financial Flexibility program were partially offset by the additional cost base as a result of our acquisitions noted above.

      The following factors affecting our International segment create particular challenges to our revenue growth:

•	In most International markets we do not have market leadership positions. This makes us particularly susceptible to pricing pressures. We also face entrenched local competitors.

•	European businesses tend to manage their credit exposures through credit insurance rather than through the credit approval process using expert business information of the type provided by D&B.

•	In many local markets in Europe, key data elements are generally available from public-sector sources thus reducing our data collection advantage.

•	Prior to the launch of our Blueprint for Growth strategy, our investment decisions were made at the country level and not in a coordinated fashion across the International marketplace. While we have made significant investments to mitigate this situation, we are still faced with uneven data quality in some local markets.

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

      Additionally, we will also continue to leverage our DUNSRightTM quality process to establish leadership positions in our International markets.

2002 vs. 2001

      Our International 2002 total revenue decreased $31.3 million, or 8%, from 2001, resulting from the sale of the Receivable Management Services business during 2001, partially offset by a $9.1 million, or 3%, increase in core revenue. The increase in International’s core revenue was primarily due to our acquisition of Data House in the third quarter of 2002, which contributed two percentage points of growth, and the favorable effects of foreign exchange rate movements, which contributed four percentage points of growth. In general, deteriorating market conditions in International have resulted in competitive pricing pressure and lower demand for our Risk Management Solutions and Sales & Marketing Solutions, which is reflected in the results described below.

      On a product-line basis, International’s core revenue results reflect:

•	A $9.2 million, or 3%, increase in Risk Management Solutions (flat before the effect of foreign exchange), including two percentage points of growth due to the acquisition of Data House. Traditional Risk Management Solutions increased 4% (1% decline before the effect of foreign exchange), driven by two percentage points of growth due to the acquisition of Data House. Within our traditional products, we are experiencing competitive pricing pressure and a shift in our customers’ spending from higher-priced, comprehensive reports to low-priced, less detailed reports. Value-added Risk Management Solutions increased 2% (2% increase before the effect of foreign exchange).

•	A $5.6 million, or 8%, decrease in Sales & Marketing Solutions (11% decrease before the effect of foreign exchange). Our Sales & Marketing Solutions customers have cut back on their discretionary spending in the face of challenging market conditions, and we faced increased competition in key markets in our traditional list and labels business. Traditional Sales & Marketing Solutions declined 14% (18% decline before the effect of foreign exchange) and our value-added Sales & Marketing Solutions increased 17% (15% increase before the effect of foreign exchange).

•	A $5.5 million, or 159%, increase in Supply Management Solutions (149% increase before the effect of foreign exchange), aided by investments to enhance our product offerings made in the second half of 2001 to drive growth in this solution set.

      Despite declining revenue, International’s operating income grew $20.2 million, or 87%, in 2002 to $43.5 million, primarily due to the lower cost base obtained as a result of our Financial Flexibility program. Specifically, cost improvements were achieved in our technology infrastructure and development, administrative areas, and data collection. The adoption of SFAS No. 142, discussed in Note 1 to our consolidated financial statements, resulted in a $3.7 million reduction in goodwill amortization expense in 2002. Operating income growth also benefited from the positive impact of foreign exchange.

Market Risk

      We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of certain of our investments.

      We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use short-term foreign exchange forward contracts to hedge short-term foreign currency-denominated loans, investments and certain intercompany transactions and, from time to time, we have used foreign exchange option contracts to reduce our international earnings exposure to adverse changes in currency exchange rates. In addition, we use interest rate swap agreements to hedge a portion of the interest rate exposure on our outstanding fixed rate notes, as discussed under “Interest Rate Risk,” below.

      A discussion of our accounting policies for financial instruments is included in the summary of significant accounting policies in Note 1 to our consolidated financial statements, and further disclosure relating to financial instruments is included in Note 7 to our consolidated financial statements.

Interest Rate Risk

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

      In 2001, we issued $300 million in principal of five-year, fixed-rate notes that mature in March 2006 (see Note 7 to our consolidated financial statements). In connection with that note issuance, we entered into fixed to floating interest rate swap agreements in the third quarter of 2001 with notional principal amounts totaling $100 million (see Note 7 to our consolidated financial statements), and designated these swaps as fair value hedges against the long-term, fixed-rate notes. The arrangement is considered a highly effective hedge and, therefore, the accounting for these hedges has no impact on earnings. The changes in the fair value of the hedge and the designated portion of the notes are reflected in our consolidated balance sheets. At December 31, 2003, we had no floating rate debt outstanding.

Foreign Exchange Risk

      We have offices in 29 countries and conduct operations in ten other countries through companies in which we have minority investments. Our International operations generated approximately 31% of total revenue in 2003. As of December 31, 2003, approximately 33% of our assets were located outside North America, and no country outside North America, other than the United Kingdom, had a significant concentration of our aggregate cash balances.

      Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our International operations. We follow a policy of hedging substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries. From time to time, we may also hedge the value of our foreign currency-denominated earnings and investments. We use short-term foreign exchange forward and option contracts to implement our hedging strategies. Typically, these contracts have maturities of six months or less. These contracts are executed with creditworthy institutions and are denominated primarily in the British pound sterling, the euro and the Swedish krona.

      As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term forward foreign exchange contracts. In addition, in 2003, we used foreign exchange option contracts to hedge certain foreign earnings and foreign exchange forward contracts to hedge certain net investment positions. The option contracts expired as of December 31, 2003. The underlying transactions and the corresponding forward exchange and option contracts are marked to market at the end of each quarter, are fully disclosed within our financial statements and have a minimal impact on earnings.

      At December 31, 2003, we had approximately $272.8 million in foreign exchange forward contracts outstanding, with net unrealized losses of $4.4 million. If exchange rates were to increase 10% from year-end levels, the unrealized loss would be $16.8 million. If exchange rates were to decrease 10% from year-end levels, the unrealized gain would be $2.2 million. However, the estimated potential gain or loss on these contracts is expected to be offset by changes in the dollar value of the underlying transactions and investments. Therefore, a 10% movement in foreign exchange rates would have a minimal net impact on earnings.

Liquidity and Financial Position

      In accordance with our Blueprint for Growth strategy, we have used our cash for three primary purposes:

•	First, we have invested in our current business, such as the investments in our patent pending DUNSRightTM data collection and quality process and the creation of new products and solutions such as our Enterprise Risk Assessment Manager (“eRAMTM”), e-Portfolio, Global DecisionMakerTM, Data Integration ToolkitTM and Supply OptimizerTM.

•	Second, in each of the past three years we have made acquisitions such as iMarket®, Harris InfoSourceTM, Data House, Hoover’s, and a controlling interest in three Italian real estate data companies.

•	Third, we have repurchased shares. During 2001, 2002 and 2003, we have invested $285 million to repurchase 8.1 million shares, or 10% of shares outstanding. This investment is in addition to shares we systematically repurchase to offset the dilutive effect of shares issued in connection with employee benefit plans. We expect to continue to repurchase shares for this purpose using the cash generated from our ongoing operations. In January, 2004, our board approved a new one-year, $200 million share repurchase program.

      We believe that cash flows generated from our operations and supplemented as needed with readily available financing in the commercial paper markets are sufficient to meet our short-term and long-term needs, including the cash cost of our restructuring charges, transition costs, contractual obligations (see Note 12) and contingencies (see Note 13), excluding the legal matters identified therein for which the exposures are not estimable. We access the commercial paper market from time to time to fund working capital needs and share repurchases. Such borrowings have been supported by our bank credit facilities.

Cash Flow for the Years Ended December 31, 2003, 2002 and 2001

Cash Provided by Operating Activities

      Cash provided by operating activities was $235.7 million, $213.1 million and $217.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts include the following significant (uses) sources of cash:

	2003	2002	2001

	(Amounts in millions)
Restructuring payments	$(30.0)	$(31.3)	$(40.6)
Insurance recovery related to the events of September 11, 2001	$7.0	$—	$—
Five-year contract with buyers of Receivable Management Services business	$—	$—	$35.4

      Our strong operating cash flows have reflected the profitability of our underlying business, our low concentration of capital investments, and our business model, in which a significant portion of our Risk Management Solutions customers have historically purchased our products under annual contracts during the first quarter, for which payment has generally been made during the first half of the year.

2003 vs. 2002

      Net cash provided by operating activities in 2003 was $235.7 million, compared with net cash provided by operating activities of $213.1 million in 2002. In 2003, our net cash provided by operating activities was comprised of net income of $174.5 million adjusted for non-cash items of $157.6 million and net cash used in both current and non-current assets and liabilities of $96.4 million.

      Included in the non-cash items in 2003 was $147.7 million of charges that decreased our net income, but did not result in the usage of cash. These consisted mainly of depreciation and amortization, a decrease in our deferred income taxes, restructuring charges recorded in connection with the fourth phase of our Financial Flexibility initiatives, the loss on the sale of our European headquarters building during the third quarter of 2003, an increase to our accrued income taxes, the pre-tax loss on the sale of our Israeli operations during the third quarter of 2003, and amortization of our restricted stock grants. Also included in such non-cash items was $2.5 million of amounts that generated net income, but did not provide cash from operations including gains on the sale of our equity interest in our Singapore operations during the third quarter of 2003, gains on the sale of our equity interest in our Italian operations during the first quarter of 2003, and equity gains in excess of dividends received from our affiliates.

      Net cash used for both current and non-current assets and liabilities was driven by $30.0 million of restructuring payments primarily related to the third and fourth phases of our Financial Flexibility initiatives and reductions in our accrued liabilities balances from prior year levels primarily for employee benefits (e.g., benefit payments, earned vacation, and bonus). These usages of cash were partially offset by additional receipts of cash on amounts due from our customers, higher sales which increased our deferred revenue balance, and a $7.0 million payment for the settlement of the World Trade Center business interruption claim we filed in 2002.

      Days sales outstanding in accounts receivable for the fourth quarter of 2003 was 78 days versus 84 days for the same period in 2002. The improvement in the level of days sales outstanding is primarily attributable to the implementation of additional process improvements in our international collections efforts, tighter management of terms of payment in our customer contracts, and increased sales in 2003 compared to 2002.

2002 vs. 2001

      Net cash provided by operating activities in 2002 was $213.1 million, compared with net cash provided by operating activities of $217.1 million in 2001. In 2002, our net cash provided by operating activities was comprised of net income of $143.4 million adjusted for non-cash items of $190.1 million and net cash used in both current and non-current assets and liabilities of $120.4 million.

      Included in the non-cash items in 2002 was $189.7 million of charges that decreased our net income, but did not result in the usage of cash, which consisted mainly of depreciation and amortization, an increase to our accrued income taxes, the restructuring charge recorded in the second quarter of 2002 in connection with the third phase of our Financial Flexibility initiatives, a decrease in our deferred income taxes, the write-off of our Avantrust LLC (“Avantrust”) joint venture during the second quarter of 2002, and equity losses in excess of dividends received from our affiliates. Also included in such non-cash items was $5.0 million of amounts that generated net income, but did not provide cash from operations including a pre-tax gain on the sale of a portion of our equity interest in our Singapore operations during the third quarter of 2002 and a pre-tax gain on the sale of our Korean operations in the fourth quarter of 2002.

      Net cash used for both current and non-current assets and liabilities was driven by $31.3 million of restructuring payments primarily related to the second and third phases of our Financial Flexibility program, reductions in our accrued liabilities balances primarily for payments made in relation to our share of obligations Moody’s/ D&B2, and additional payments made for accounts payable. These usages of cash were partially offset by additional receipts of cash on amounts due from our customers.

      Days sales outstanding in accounts receivable for the fourth quarter of 2002 was 84 days versus 88 days for the same period in 2001. The improvement in the level of days sales outstanding is primarily attributable to the implementation of additional process improvements in our domestic collections efforts, tighter management of terms of payment in customer contracts, and increased sales from 2001 levels.

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

2003 vs. 2002

      Net cash used in investing activities totaled $65.3 million in 2003, compared with net cash used in investing activities of $55.2 million in 2002. This change primarily relates to the following activities in both years.

      During 2003, we received proceeds of $80.2 million from the sale in the third quarter of our European headquarters building in High Wycombe, England, and we received $1.9 million in connection with the sale of our interest in Singapore during the third quarter, collection of the note receivable received during the sale of our Korean operations in the fourth quarter of 2002, and $0.4 million received in connection with the sale of our equity interest in our Italian operations during the first quarter of 2003. We used $92.5 million of cash generated from operations to acquire Hoover’s and $5.5 million to obtain a controlling interest in three Italian real estate data companies, net of cash acquired.

      In 2002, we received $21.5 million from the sales in the second quarter of our buildings in Berkeley Heights and Murray Hill, New Jersey, and the related assets, we received $3.0 million in the third quarter in connection with the sale of our interest in our Singapore operation, and we received $1.8 million in the fourth quarter in connection with the sale of our Korean operation. We used $21.2 million of cash generated from operations to acquire Data House, net of cash acquired.

      Investments in capital expenditures and computer software were $30.3 million in 2003 and $53.5 million in 2002, primarily in the North America segment. In 2003, we also invested $1.9 million to acquire 17.5% of RIBES S.p.A., a leading provider of business information to Italian banks, increasing our interest in RIBES S.p.A. to 35%. In 2002, we also invested $0.9 million in Avantrust LLC, our joint venture with AIG, which we exited during the second quarter of 2002.

2002 vs. 2001

      Net cash used in investing activities totaled $55.2 million in 2002, compared with net cash provided by investing activities of $23.9 million in 2001. This change primarily relates to the receipt in 2001 of $118.2 million from the sales of the Receivable Management Services business, the majority stake in the Australia/ New Zealand operations and a major portion of our minority investment in a South African business.

      In 2002, we received $21.5 million from the sales in the second quarter of our buildings in Berkeley Heights and Murray Hill, New Jersey, and the related assets, we received $3.0 million in the third quarter in connection with the sale of our interest in our Singapore operation, and we received $1.8 million in the fourth quarter in connection with the sale of our Korean operation. We used $21.2 million of cash generated from operations to acquire Data House, net of cash acquired. In 2001, we used $34.5 million of cash generated from operations to acquire iMarket® and Harris InfoSourceTM, net of cash acquired.

      Investments in capital expenditures and computer software were $53.5 million in 2002 and $53.2 million in 2001, primarily in the North America segment. We also invested $0.9 million and $11.3 million in 2002 and 2001, respectively, in Avantrust LLC, our joint venture with AIG, which we exited during the second quarter of 2002.

Cash Used in Financing Activities

      Because of our strong operating cash flows, our primary financing activities during the past four years consist of reducing our commercial paper borrowings and repurchasing our shares. We have not paid a dividend since we separated from Moody’s in 2000.

      There was no change in our long-term borrowings in 2003 or 2002. In the first quarter of 2001, we issued $300 million in five-year, fixed-rate notes. If we fail to comply with certain covenants under our five-year notes, the maturity of the notes could be accelerated. We have been in compliance with these covenants since we issued the notes, and we believe that the likelihood is remote that we would fail to meet these covenants. The cash proceeds from the issuance of these notes were used to repay a $300 million obligation resulting from the purchase of an unrelated partner’s interest in a limited partnership. We had no commercial paper borrowings outstanding at December 31, 2003 or 2002. During the first quarter of 2001, we repaid the $49.5 million of short-term commercial paper borrowings outstanding.

      We have a total of $275 million of bank credit facilities available at prevailing short-term interest rates, including a $100 million 364-day term facility which is renewed annually, and a $175 million multi-year term facility which will expire in September 2005. These facilities also support our commercial paper borrowings up to $275 million. We have not drawn on either facility since their inception nor did we have any borrowings outstanding under either facility at December 31, 2003. We have also not borrowed under our commercial paper program in 2003. We believe that cash flows generated from our operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs, including any payments that may be required in connection with our Financial Flexibility restructuring charges discussed in Note 3, to meet commitments and contract obligations as presented in Note 12, and to settle the contingencies discussed in Note 13 to our consolidated financial statements, excluding legal matters which are not estimable. The facilities require the maintenance of interest coverage and total debt to EBITDA ratios (as defined in the agreement). As of December 31, 2003 and at December 31, 2002, we were in compliance with this requirement.

2003 vs. 2002

      Net cash used in financing activities was $132.8 million in 2003 and $104.7 million in 2002.

      During 2003 and 2002, cash used in financing activities was largely attributable to the purchase of treasury shares. In 2003, we repurchased 1.4 million shares of stock for $56.1 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, in 2003, we repurchased 2.4 million shares to complete a previously announced $100 million two-year share repurchase program approved by our board in October, 2002. In January 2002, we acquired 2.5 million of our shares in a privately negotiated block trade for $85.1 million. Also in 2002, we repurchased 855,200 of our shares for $32.6 million to mitigate the dilutive effect of shares issued under stock incentive plans and in connection with our Employee Stock Purchase Plan.

      In 2003, net proceeds from our stock plans was $23.4 million, compared with $12.1 million in 2002.

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

Future Liquidity — Sources and Uses of Funds

Contractual Cash Obligations

      The following table quantifies as of December 31, 2003, our contractual obligations that will require the use of cash in the future.

	Payments Due by Period

Contractual Obligations	Total	2004		2005		2006		2007		2008		Thereafter

	(Amounts in millions)
Long-Term Debt(1)	$300.0	$—		$—		$300.0		$—		$—		$—
Operating Leases(2)	$117.0	$35.4		$29.2		$23.3		$17.9		$10.3		$0.9
Obligations to Outsourcers(3)	$530.5	$57.8		$58.1		$59.7		$59.6		$61.3		$234.0
Pension and Other Postretirement Benefits Payments/Contributions(4)	$901.7	$35.9	(a)(c)	$35.8	(a)(c)	$34.3	(a)(c)	$34.0	(a)(c)	$33.9	(a)(c)	$727.8	(b)(c)

      Our other outstanding purchase obligations as of December 31, 2003 were not deemed to be significant.

(1)	Our $300.0 million debt obligation under our fixed-rate notes is repayable in March 2006.

(2)	Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three years. These leases are frequently renegotiated or otherwise changed as advancements in computer technology present opportunities to lower costs and improve performance.

(3)	In July 2002, we outsourced certain technology functions to CSC under a 10-year agreement, which D&B may terminate for a fee at any time effective after July 2003 and under certain other conditions. Under the terms of the agreement, CSC is responsible for the data center operations, technology help desk and network management functions in the United States and in the United Kingdom and for certain application development and maintenance through July 31, 2012.

In December 2003, we signed a three-year agreement with ICT Group, Inc. (“ICT”), effective January 2004, to outsource certain marketing calling activities. D&B may terminate this agreement for a fee at any time. Under the terms of the agreement, ICT will be responsible for performing certain marketing and credit-calling activities previously performed by D&B’s own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year.

(4)	Pension and Other Postretirement Benefits Payments/Contributions.

(a)	Represents projected contributions to our non-U.S. defined benefit plans as well as projected benefit payments related to our unfunded plans, including the U.S. Non-Qualified Plans and our postretirement benefit plan. We do not expect to make any contributions to our U.S. Qualified Plan.

(b)	Represents projected benefit payments related to our unfunded plans, including the U.S. Non-Qualified Plans and our postretirement benefit plan.

(c)	The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of 2003 and include benefits attributable to estimated future employee service. A closed group approach is used in calculating the projected benefit payments, assuming only the participants who are currently in the valuation population are included in the projection and the projected benefits continue for approximately 80 years.

Financial Flexibility Program

      In February 2004, we announced our intentions to implement the next phase of our Financial Flexibility program. The actions associated with this phase, which will be implemented continuously throughout 2004, include continuing to streamline our data acquisition to delivery process, re-engineer business operations in our international segment, consolidate technology spending, improve controls and increase emphasis on business-decision support, and consolidate our purchasing spend worldwide.

      These program actions are expected to deliver $70 million to $80 million of savings before any reallocation of spending. As a result, we expect to incur restructuring charges recognized in accordance with SFAS No. 146, in 2004, of $30 million to $35 million associated with this series of initiatives. In addition, we anticipate that we will incur transition costs of between $18 million to $22 million to complete the actions embedded within the plan.

      This re-engineering phase will have a high start-up cost, due to the use of consultants in lieu of in-house staff. As such, we will incur a significant amount of consulting costs, within Corporate and Other, in the first quarter of 2004. In April 2004, we plan on communicating the final program estimates for each of these actions including final annual savings amounts, restructuring charges, transition costs, and headcount impacted by this series of initiatives.

Share Repurchases and Dividends

      In February 2004, we announced that our board of directors authorized a one-year share repurchase program of up to $200 million, funded with cash on hand and future cash flow. This program is in addition to our existing share repurchase program to offset the dilutive effect of shares issued under employee benefit plans. At current market prices, this represents approximately 6% of shares outstanding. Through February 29, 2004, we repurchased 632,000 shares at an aggregate cost of $33.9 million. At current market prices, when we complete this program, we will have reduced shares outstanding by over 15% since the beginning of 2001.

      We have not paid cash dividends since we separated from Moody’s in 2000. After considering all of the implications of the new U.S. tax laws regarding deductibility of tax dividends, we have decided to continue our policy not to pay dividends to shareholders.

The Sale of Our Nordic and Indian Operations in 2004

      On October 9, 2003, we signed an agreement to sell our operations in Sweden, Denmark, Norway, and Finland to Bonnier Affarsinformation AB. On December 1, 2003, the transaction closed and we received proceeds of $42.7 million, consisting of cash of $35.5 million, notes receivable of $5.9 million and another receivable of $1.3 million. We will recognize a pre-tax gain of $7.9 million in the first quarter of 2004.

      On December 13, 2003, we signed an agreement to sell our operations in India and our distribution channels in Pakistan and the Middle East for $7.7 million. We will recognize a pre-tax gain of approximately $3.5 million in the first quarter of 2004. The transaction closed on February 29, 2004.

Potential Payments in Settlement of Tax and Legal Matters

      We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in cash payments in the amounts described in “Item 3.     Legal Proceedings.” We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in tax matters.

Pension Plan and Postretirement Benefit Plan Contribution Requirements

      For financial statement reporting purposes, the funded status of our pension plans, as determined in accordance with GAAP, improved to a deficit of $165.4 million at December 31, 2003, from a deficit of $252.3 million at December 31, 2002. The improvement was due primarily to gains in the plans’ equity investments and was achieved despite a decrease in interest rates which increased plan liabilities. This is detailed further in Note 10 to our consolidated financial statements. The improvement in the funded status is primarily attributable to the largest of our six plans, the U.S. Qualified plan. The funded status of this plan improved to $101.6 million at December 31, 2003, from $1.3 million at December 31, 2002. For funding purposes, governed by the Internal Revenue Service regulations, we are not required to contribute to the U.S. Qualified Plan in 2004 as the plan is considered “fully funded” under the provisions of the Internal Revenue Code.

      If the U.S. Qualified Plan assets remain at current levels, and all other factors affecting when contributions are required remain the same, we would not be required to make contributions to this plan until 2009. If plan assets appreciate between now and 2009, the need to make a required contribution would be delayed beyond 2009. If plan assets depreciate, we could be required to make contributions sooner than 2009. In addition, if the U.S. Congress does not pass the Pension Funding Equity Act, we could be required to make contributions starting in 2007. (This Act includes a provision governing the Current Liability Interest Rate to be used beginning in 2004 for calculating the Additional Funding Requirement under the Internal Revenue Code.) Whether or not contributions are required, we may voluntarily make contributions to this plan sooner than 2007, if allowable under Internal Revenue Code funding provisions.

      We expect to continue to make cash contributions to our five other pension plans in 2004. The expected 2004 contribution amount is approximately $19.1 million, compared with approximately $15.5 million in 2003. In addition, we expect to make benefit payment related to our postretirement benefit plan of approximately $16.8 million in 2004. See the table of Contractual Cash Obligations, on page 50, for projected contributions and benefit payments beyond 2004.

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

      Demand for our products is subject to intense competition, changes in customer preferences and, to a lesser extent, economic conditions. Our results are dependent upon our continued ability to:

•	reallocate expenses to invest for growth through our Financial Flexibility program;

•	invest in our database and maintain our reputation for providing reliable data;

•	execute on our plan to improve the business model of our International segment and thereby improve our global data quality while realizing improved financial performance in that segment;

•	Stabilize the decline in the traditional Risk Management Solutions transactional usage;

•	manage employee satisfaction and maintain our global expertise as we implement our Financial Flexibility program;

•	protect against damage or interruptions affecting our database or our data centers; and

•	develop new products or enhance existing ones to meet customer needs.

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

      We have established revenue and earnings per share growth targets for 2004 and aspirations for the long term. While we believe our initiatives to transform our business have established a platform to reach these goals, we have not yet attained our revenue growth goals. In order to reach our goals, we are undertaking a number of initiatives to increase our revenue in each of our product lines. For example, in our Risk Management Solutions product line, we are introducing new report products and pricing options that will encourage use of our reports and data products, strengthening our automated risk decisioning and portfolio management solution products and improving the predictiveness of our data and scores for automated risk management of smaller transactions. While we believe that our initiatives in each product line will be sufficient to achieve our desired revenue growth, no assurance can be made as to when or if we will be successful. A failure to reach our desired revenue growth or to continue to reach our earnings per share growth could have a material adverse effect on the market value of our common stock.

We may be unable to reduce our expense base through our Financial Flexibility program and the related reinvestments from savings from this program may not produce the level of desired revenue growth.

      Successful execution of our Blueprint for Growth strategy will include reducing our expense base through our Financial Flexibility program, and reallocating our expense base reductions into initiatives that produce our desired revenue growth. While we have been successful at reducing our expense base to date, our reallocations into initiatives have not yet resulted into our desired level of revenue growth. If we fail to continue to reduce our expense base or if we do not achieve our desired level of revenue growth, the market value of our common stock may suffer.

Our results of operations may suffer if the economy weakens.

      Demand for some of our products is influenced by economic trends. As a result of the economic climate, during the last two fiscal years, we experienced a reduction in the demand for certain of our products as customers have looked for ways to reduce their expenses. The effect of this reduced demand was felt most acutely in our project-based revenue in our Sales & Marketing Solutions product line in our International segment.

      Economic weakness may also result in certain of our customers going out of business or combining with other companies. When companies combine, their post-consolidation spend on our products is invariably less than their aggregate pre-consolidation spend. In addition, companies may streamline their credit departments, thus reducing the number of users of our products. Customers may also take longer to make spending decisions, causing us to expend greater resources and divert sales resources from other opportunities, negotiate harder on price and seek cheaper alternatives to our products. In challenging economic times, price competition may increase, which adversely impacts our revenue and profit margins.

We may be unable to adapt successfully to changes in our customers’ preferences for our products.

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

      We are subject to highly competitive conditions in all aspects of our business. We compete directly with a broad range of companies offering business information services to customers. Recently, we have faced increased competition from consumer credit companies that offer consumer information products to help their customers make credit decisions with respect to small businesses. We also face competition from:

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

      Our success depends in part on our various operations outside the United States. Our International segment accounted for 31% of our total revenue in 2003. In particular, our business in Europe is subject to many challenges, the most significant being:

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

      Our European strategy includes forming strategic relationships in certain markets with third parties to improve our data quality. While we are applying methodical processes to ensure these potential alliances will create a competitive advantage for D&B, there are no assurances that these alliances will be successful.

      Our operating results could also be negatively affected by a variety of other factors affecting our foreign operations, many of which are beyond our control. These factors include currency fluctuations, economic, political or regulatory conditions in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in our non-U.S. business activities generally include, among others:

•	longer accounts receivable payment cycles;

•	the costs and difficulties of managing international operations;

•	greater difficulty enforcing intellectual property rights; and

•	the need to comply with a broader array of regulatory and licensing requirements, the failure of which could result in fines, penalties or business suspensions

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

      Also, we have licensed, and we may license in the future, proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by the business partners to whom we grant non-exclusive licenses, they may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. In addition, we cannot assure you that these licensees will take the same steps we have taken to prevent misappropriation of our solutions or technologies.

We rely on annual contract renewals.

      We derive a substantial portion of our revenue from annual customer contracts. If we are unable to renew a significant number of these contracts, our revenue and results of operations would be harmed.

We may not be able to develop the E-Business component of our strategy.

      One component of our Blueprint for Growth strategy is to become an important player on the Web. To implement this component, we have acquired a Web-based business and are transitioning our business to a Web-based business model. There are risks associated with a Web-based business model. Some of the risks are unique to our planned initiatives and others apply to any Web-based business. For example, our business will suffer if we are unable to:

•	successfully utilize marketing to acquire, retain and grow Web-based small-business customers;

•	successfully accelerate the overall growth of the Hoover’s business;

•	successfully develop new features to justify higher price points for Hoover’s services;

•	develop products that are understandable and easy to use over the Web;

•	minimize disruptions in our service and other system failures that reduce customer satisfaction;

•	develop features and sales channels in support of increasing market penetration of large accounts; and

•	minimize difficulties that delay or prevent the successful development, introduction and marketing of our Web-based products.

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

      We obtain much of the data that we use from third parties, direct contact with businesses through our call centers and by purchasing data from public record sources. As we implement business model changes in various countries in our International segment, we are entering into agreements with a single provider for all of our local data requirements from those countries. We could suffer a material adverse effect if owners or providers of the data we use were to withdraw the data, cease making the data available or not adhere to our data quality requirements. If a substantial number of data providers were to withdraw their data, cease making it available or not adhere to our data quality standards, our ability to provide products and services to our customers could be materially adversely impacted, which could result in decreased revenue, net income and earnings per share.

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

      As part of our strategy, we may seek to acquire other complementary businesses, products and technologies. In 2003, we completed the acquisition of Hoover’s, Inc. and several data companies in Italy These and other future acquisitions are subject to the following risks:

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

     Changes in the legislative or regulatory environments may adversely affect our benefits plans.

      On February 12, 2004, the United States District Court for the Southern District of Illinois affirmed its earlier ruling that the cash balance formula used in IBM’s pension plan violated the age discrimination provisions under ERISA. This decision, however, conflicts with the decisions of two other district courts and with proposed regulations for cash balance plans issued by Treasury and the IRS in December 2002. In addition, on February 2, 2004, the Treasury Department proposed legislation that would clarify that cash balance plans do not violate the age discrimination rules that apply to pension plans as long as they treat older workers at least as well as younger workers. IBM has announced that it will appeal the decision to the Seventh Circuit Court of Appeals. The retirement account formula used for our pension plan may not meet the standard set forth in the IBM Court’s decision. The IBM decision may have an impact on D&B’s and other companies’ cash balance pension plans. The effect of the IBM decision on our cash balance plan or our financial position has not been determined at this time.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

      Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7, on pages 45 to 46 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements and Schedules

Page(s)

Statement of Management Responsibility for Financial Statements	59
Report of Independent Auditors	60
Consolidated Financial Statements:
At December 31, 2003 and 2002:
Consolidated Balance Sheets	62
For the years ended December 31, 2003, 2002 and 2001:
Consolidated Statements of Operations	61
Consolidated Statements of Cash Flows	63
Consolidated Statements of Shareholders’ Equity	64
Notes to Consolidated Financial Statements	65

Schedules

      Schedules are omitted as not required or inapplicable or because the required information is provided in our consolidated financial statements, including the notes to our consolidated financial statements.

STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of The Dun & Bradstreet Corporation:

      We have prepared and are responsible for the consolidated financial statements and related information that appear on pages 61 to 104. The consolidated financial statements, which include amounts based on the estimates of management, have been prepared in conformity with accounting principles generally accepted in the United States of America. Other financial information in this annual report is consistent with that in the consolidated financial statements.

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

      The independent auditors are engaged to conduct an audit of, and render an opinion on, the financial statements in accordance with generally accepted auditing standards in the United States of America. These standards include an assessment of the systems of internal controls and tests of transactions to the extent considered necessary by them to support their opinion.

      The Board of Directors, through its Audit Committee, consisting solely of non-employee directors, is responsible for reviewing and monitoring our financial reporting and accounting practices. PricewaterhouseCoopers LLP and the internal auditors each have full and free access to the Audit Committee and meet with it regularly, with and without management.

/s/ ALLAN Z. LOREN

Allan Z. Loren
Chairman and Chief Executive Officer

/s/ SARA MATHEW

Sara Mathew
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of The Dun & Bradstreet Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 1 and 3, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in 2003, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Florham Park, NJ

March 4, 2004

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(Dollar amounts in millions, except per share
	data)
Operating Revenues	$1,386.4	$1,275.6	$1,304.6

Operating Expenses	433.3	392.1	441.2
Selling and Administrative Expenses	579.9	512.5	523.5
Depreciation and Amortization	64.0	84.2	94.5
Restructuring Expense — Net	17.4	30.9	28.8
Reorganization Costs	—	—	(7.0)

Operating Costs	1,094.6	1,019.7	1,081.0

Operating Income	291.8	255.9	223.6

Interest Income	4.2	3.0	5.5
Interest Expense	(18.6)	(19.5)	(16.4)
Minority Interest Expense	—	—	(5.4)
Other Income (Expense) — Net	3.0	(0.2)	46.3

Non-Operating Income (Expense) — Net	(11.4)	(16.7)	30.0

Income before Provision for Income Taxes	280.4	239.2	253.6
Provision for Income Taxes	106.2	94.1	100.2
Equity in Net Income (Losses) of Affiliates	0.3	(1.7)	(3.5)

Net Income	$174.5	$143.4	$149.9

Basic Earnings Per Share of Common Stock	$2.37	$1.93	$1.89

Diluted Earnings Per Share of Common Stock	$2.30	$1.87	$1.84

Weighted Average Number of Shares Outstanding — Basic	73,490,000	74,511,000	79,391,000

Weighted Average Number of Shares Outstanding — Diluted	75,826,000	76,874,000	81,510,000

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(Dollar amounts in
	millions,
	except per share data)
Assets
Current Assets
Cash and Cash Equivalents	$239.0	$191.9
Accounts Receivable — Net of Allowance of $21.8 at December 31, 2003 and $23.0 at December 31, 2002	355.8	334.9
Other Receivables	41.5	48.3
Assets Held for Sale	52.6	—
Other Current Assets	41.9	39.1

Total Current Assets	730.8	614.2

Non-Current Assets
Property, Plant and Equipment, Net	55.1	149.7
Prepaid Pension Costs	414.5	367.3
Computer Software, Net	47.2	69.5
Goodwill, Net	256.9	183.3
Deferred Income Tax	56.0	81.9
Other Non-Current Assets	64.2	61.8

Total Non-Current Assets	893.9	913.5

Total Assets	$1,624.7	$1,527.7

Current Liabilities
Accounts and Notes Payable	$50.9	$47.4
Accrued Payroll	101.2	102.2
Accrued Income Tax	49.3	49.3
Liabilities Held for Sale	13.9	—
Other Accrued and Current Liabilities	129.3	152.1
Deferred Revenue	391.3	367.1

Total Current Liabilities	735.9	718.1

Pension and Postretirement Benefits	459.9	441.5
Long Term Debt	299.9	299.9
Other Non-Current Liabilities	80.6	87.0

Commitments and Contingencies (Note 12 and Note 13)

Shareholders’ Equity
Preferred Stock, $.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Series Common Stock, $.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Common Stock, $.01 par value per share, authorized — 200,000,000 shares — issued — 81,945,520 shares	0.8	0.8
Unearned Compensation Restricted Stock	(3.3)	(0.6)
Capital Surplus	204.4	218.7
Retained Earnings	458.5	284.0
Treasury Stock, at cost, 9,692,002 shares at December 31, 2003 and 7,586,604 shares at December 31, 2002	(341.6)	(240.3)
Cumulative Translation Adjustment	(177.3)	(194.2)
Minimum Pension Liability Adjustment	(93.1)	(87.2)

Total Shareholders’ Equity	48.4	(18.8)

Total Liabilities and Shareholders’ Equity	$1,624.7	$1,527.7

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	Dollar amounts in millions
Cash Flows from Operating Activities:
Net Income	$174.5	$143.4	$149.9
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	64.0	84.2	94.5
Loss from Sale of Real Estate	13.8	—	—
Loss (Gain) from Sales of Businesses	2.1	(5.0)	(56.3)
Income Tax Benefit due to Exercise of Stock Incentive Plans	12.4	5.4	7.7
Equity (Gains) Losses in Excess of Dividends Received from Affiliates	(0.3)	1.7	3.5
Deferred Revenue from RMS Agreement	—	—	30.4
Restructuring Expense, Net and Other Asset Impairments	17.4	30.9	46.6
Restructuring Payments	(30.0)	(31.3)	(40.6)
Deferred Income Taxes	35.5	10.2	48.2
Accrued Income Taxes, Net	10.6	59.8	(7.0)
Changes in Current Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(9.3)	2.0	30.7
Net (Increase) Decrease in Other Current Assets	(1.2)	2.2	0.4
Net Increase (Decrease) in Deferred Revenue	3.5	(8.3)	(8.5)
Net Decrease in Accounts Payable	—	(1.5)	(11.8)
Net Decrease in Accrued Liabilities	(24.9)	(37.1)	(16.2)
Net Increase (Decrease) in Other Accrued and Current Liabilities	(7.2)	(7.3)	5.3
Changes in Non-Current Assets and Liabilities:
Increase in Other Long-Term Assets	(36.7)	(23.4)	(61.4)
Net Increase (Decrease) in Long-Term Liabilities	9.4	(15.7)	0.8
Other Non-Cash Adjustments	2.1	2.9	0.9

Net Cash Provided by Operating Activities	235.7	213.1	217.1

Cash Flows from Investing Activities:
Cash Proceeds from Sales of Real Estate	80.2	21.5	—
Net Investments in Marketable Securities	4.3	(4.5)	—
Cash Proceeds from Sales of Businesses	3.6	4.8	118.2
Payments for Acquisitions of Businesses, Net of Cash Acquired	(98.0)	(21.2)	(34.5)
Cash Settlements of Foreign Currency Contracts	(14.6)	(1.1)	(2.4)
Capital Expenditures	(11.0)	(15.8)	(16.2)
Additions to Computer Software and Other Intangibles	(19.3)	(37.7)	(37.0)
Net Assets Held for Sales of Businesses	(9.9)	—	—
Investments in Unconsolidated Affiliates	(1.9)	(0.9)	(11.3)
Other	1.3	(0.3)	7.1

Net Cash (Used in) Provided by Investing Activities	(65.3)	(55.2)	23.9

Cash Flows from Financing Activities:
Payments for Purchase of Treasury Shares	(156.1)	(117.7)	(144.9)
Net Proceeds from Stock Plans	23.4	12.1	19.0
Decrease in Commercial Paper Borrowings	—	—	(49.5)
Repayment of Minority Interest Obligations	—	—	(300.0)
Increase in Long-Term Borrowings	—	—	299.6
Other	(0.1)	0.9	(1.6)

Net Cash Used in Financing Activities	(132.8)	(104.7)	(177.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	9.5	(6.6)	11.6

Increase in Cash and Cash Equivalents	47.1	46.6	75.2
Cash and Cash Equivalents, Beginning	191.9	145.3	70.1

Cash and Cash Equivalents, End	$239.0	$191.9	$145.3

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income Taxes, Net of Refunds	$47.5	$28.3	$49.5
Interest Expense	$17.2	$18.5	$11.1

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Years Ended December 31, 2003

		Unearned					Minimum
	Common	Compensation				Cumulative	Pension	Total	Comprehensive
	Stock	Restricted	Capital	Retained	Treasury	Translation	Liability	Shareholders’	Income
	($.01 Par Value)	Stock	Surplus	Earnings	Stock	Adjustment	Adjustment	Equity	(Loss)

	(Dollar amounts in millions, except per share data)
Balance, January 1, 2001	$0.8	$(1.9)	$241.1	$(5.1)	$(45.3)	$(203.7)	$(32.4)	$(46.5)

Net Income				149.9				149.9	$149.9
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (1,429,185)		(1.0)	(13.8)		37.8			23.0
Treasury Shares Reissued Under Employee Stock Purchase Plan (142,673)				(0.5)	3.7			3.2
Treasury Shares Acquired (4,848,473)					(144.9)			(144.9)
Stock Dividend to Shareholders of Moody’s				(3.5)				(3.5)
Amortization of Restricted Stock Awards		1.1						1.1
Change in Minimum Pension Liability Adjustment							(1.2)	(1.2)	(1.2)
Unrealized Losses on Investments				(0.1)				(0.1)	(0.1)

Total Comprehensive Income									$148.6

Balance, December 31, 2001	0.8	(1.8)	227.3	140.7	(148.7)	(203.7)	(33.6)	(19.0)

Net Income				143.4				143.4	$143.4
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (714,937)			(8.6)		22.3			13.7
Treasury Shares Reissued Under Employee Stock Purchase Plan (120,894)					3.8			3.8
Treasury Shares Acquired (3,355,200)					(117.7)			(117.7)
Amortization of Restricted Stock Awards		1.2						1.2
Change in Cumulative Translation Adjustment						9.5		9.5	9.5
Change in Minimum Pension Liability Adjustment							(53.6)	(53.6)	(53.6)
Unrealized Losses on Investments				(0.1)				(0.1)	(0.1)

Total Comprehensive Income									$99.2

Balance, December 31, 2002	0.8	(0.6)	218.7	284.0	(240.3)	(194.2)	(87.2)	(18.8)

Net Income				174.5				174.5	$174.5
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (1,545,362)		(5.1)	(14.3)		51.5			32.1
Treasury Shares Reissued Under Employee Stock Purchase Plan (108,440)					3.6			3.6
Treasury Shares Acquired (3,759,200)					(156.1)			(156.1)
Amortization of Restricted Stock Awards		2.1						2.1
Restricted Stock Surrendered		0.3			(0.3)			—
Change in Cumulative Translation Adjustment						16.9		16.9	16.9
Change in Minimum Pension Liability Adjustment							(5.9)	(5.9)	(5.9)

Total Comprehensive Income									$185.5

Balance, December 31, 2003	$0.8	$(3.3)	$204.4	$458.5	$(341.6)	$(177.3)	$(93.1)	$48.4

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

      Description of Business. The Dun & Bradstreet Corporation (“D&B” or “we”) provides the information, tools and expertise to help our customers “Decide with Confidence.” We enable customers’ quick access to objective, global information. Customers use Risk Management Solutions to manage credit exposure, Sales & Marketing Solutions to find profitable customers and Supply Management Solutions to manage suppliers effectively. Our E-Business SolutionsTM help customers convert prospects to clients faster.

      Basis of Presentation. The consolidated financial statements include our accounts, as well as those of our subsidiaries and investments in which we have a controlling interest. Investments in companies over which we have significant influence but not a controlling interest are carried on an equity basis. Investments over which we do not have significant influence are recorded at cost. We periodically review our investments to determine if there has been any impairment judged to be other than temporary. Such impairments are recorded as write-downs in the statement of operations. The effects of all significant intercompany transactions have been eliminated.

      The financial statements of subsidiaries in our International segment reflect a fiscal year ended November 30 to facilitate timely reporting of our consolidated financial results and financial position.

      Certain prior-year amounts have been reclassified to conform to the 2003 presentation.

      The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. As discussed throughout this Note 1, we base our estimates on historical experience, current conditions and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates and assumptions include valuation allowances for receivables and deferred income tax assets; liabilities for potential tax deficiencies and potential litigation claims and settlements; assets and obligations related to employee benefits; allocation of the purchase price in acquisition accounting; long-term asset recoverability; revenue deferrals; and restructuring charges. Actual results could differ from those estimates under different assumptions or conditions.

Significant Accounting Policies

      Revenue Recognition. Our Risk Management Solutions products are generally sold under monthly or annual contracts that enable a customer to purchase D&B information products during the period of contract at prices per an agreed price list, up to the contracted dollar limit. Revenue on these contracts is recognized as products are delivered to the customer based on the per-product price. Any additional products purchased over this limit may be subject to pricing variations and are billed to the customer as products are delivered. If customers do not use the full value of their contract and forfeit the unused portion, we recognize the forfeited amount as revenue at contract expiration.

      We have a limited number of contracts for large customers at a fixed contract price for which our customers have unlimited use, subject to certain conditions, of the Risk Management Solutions products. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year.

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

      We have certain product offerings that are sold as multi-element arrangements. The multiple elements may include information files, file updates for certain products, software, and/or services. Revenue for each element is recognized when that element is delivered to the customer based upon the fair value for each element. For offerings that include software that is considered to be more than incidental, we recognize revenue when a non-cancelable license agreement has been signed and the product has been shipped. Maintenance revenues, which consist of fees for ongoing support and software updates, are recognized ratably over the term of the contract, typically one year, when the maintenance for the software is considered significant. When maintenance is insignificant, we recognize the revenue associated with the software and maintenance when the agreement is signed and product is shipped.

      Revenues from consulting and training services are recognized as the services are performed.

      Amounts billed in advance are recorded as deferred revenue on the balance sheet.

      Sales Cancellations & Allowance for Bad Debts. In determining sales cancellation allowances, we analyze historical trends, customer-specific factors, current economic trends and changes in customer demand. With respect to estimating bad debt allowances, we analyze the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends.

      Restructuring Charges. Prior to January 1, 2003, we established restructuring reserves in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3 we considered the number of individuals who will be affected by severance programs, the expected date of their termination and the expected cash payments to be made. We recognized the estimated cost and liability associated with employee terminations when:

•	our board of directors has approved a plan, which can be implemented within one year, specifying the number of employees to be terminated, their job classifications or functions, and their location and established termination benefits; and

•	we have communicated benefits to the affected employees.

      In determining lease termination obligations, we considered the expected date of termination and the effect of any sub-lease rental income, if any, for the respective properties. We recognized the cost when management committed to the plan.

      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with restructuring activities, including severance and lease termination obligations. It nullifies EITF Issue No. 94-3. The principal difference between SFAS No. 146 and EITF Issue No. 94-3 is in the timing of liability recognition. Under SFAS No. 146 we establish a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, when the liability is incurred, rather than at the date that we commit to an exit plan. The adoption of SFAS No. 146 has resulted in expense recognition over a period of time rather than at one time for the restructuring activities that we have undertaken after December 31, 2002.

      Under both EITF Issue No. 94-3 and SFAS No. 146, we reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.

      Employee Benefit Plans. We offer defined benefit pension plans to substantially all of our employees in our operations in the U.S. as well as certain of our International operations. The plans provide benefits that are based on the employees’ average annual compensation, age and years of service. We also provide various health care and life insurance benefits for our retired employees. We use actuarial assumptions to calculate pension and benefit costs as well as pension assets and liabilities included in our consolidated financial statements. See Note 10.

      Income Taxes. Income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. We have established a valuation allowance for deferred tax assets for which realization is not likely. In assessing the valuation allowance, we have considered future taxable income and ongoing prudent and feasible tax planning strategies.

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

      Marketable Securities and Restricted Assets. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” certain of our marketable securities are classified as “available for sale” and are reported at fair value, with net unrealized gains and losses reported in shareholders’ equity. We also had marketable securities that are classified as “held to maturity” and are reported at cost.

      The fair value of current and non-current marketable securities is based on quoted market prices. Realized gains and losses on marketable securities are determined on the specific identification method.

      At December 31, 2003, we had short-term “held to maturity” and long-term “available for sale” securities of $5.1 million and $6.7 million, respectively. At December 31, 2002, we had short-term and long-term “held to maturity” debt securities of $4.5 million and $0.1 million, respectively. They are included in “Other Current Assets” and “Other Non-Current Assets,” respectively.

      In addition, we had restricted assets of $15.5 million and $24.5 million at December 31, 2003 and 2002, respectively, held in grantor trusts primarily to fund certain pension obligations (see Note 10). At December 31, 2003, the restricted assets solely consisted of cash. At December 31, 2002, these restricted assets consisted of cash of $21.9 million and “available for sale” marketable debt securities of $2.6 million. Such amounts are included in “Other Non-Current Assets.”

      Property, Plant and Equipment. Property, plant and equipment are depreciated principally using the straight-line method. Buildings are depreciated over a period of 40 years. Equipment is depreciated over a period of three to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

      Computer Software. We account for computer software used in our business in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, certain computer software costs related to software sold to customers are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” as appropriate. Capitalized computer software costs are amortized over its estimated useful life, typically three to five years and are reported at the lower of unamortized cost or net realizable value. We review the valuation of capitalized software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include significant changes in the manner of use of the assets or strategic decisions made relating to future plans for those assets, as well as consideration of future operating results, significant negative industry trends or economic trends.

      Assets and Liabilities Held for Sale. We classify assets and liabilities (“disposal group”) as held for sale in the period in which all of the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the disposal group, (ii) the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups, (iii) an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated, (iv) the sale of the disposal group is probable and transfer of the disposal group is expected to qualify for recognition as a completed sale, within one year, (v) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

      Goodwill and Other Intangible Assets. Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over five to 40 years. Other intangibles, resulting from acquisitions, are being amortized using the straight-line method, over three to 15 years.

      Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (not constituting a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives as a charge to earnings. Rather, our goodwill is subject to periodic testing for impairment at the reporting unit level. We consider our operating segments, North America and International, as our reporting units under the definitions of SFAS No. 142 for consideration of potential impairment of intangible and goodwill balances.

      Goodwill is tested for impairment annually, or more often, if an event or circumstance indicates that an impairment loss has been incurred. We assess the recoverability of our goodwill at the reporting unit level. We consider our operating segments, North America and International as our reporting units for these analyses. We estimated the fair value of the reporting unit upon adoption and in our periodic reviews using a revenue multiple. Based on our analyses at the time of adoption and at December 31, 2003 and 2002, no impairment charges related to goodwill and other intangible assets with indefinite lives have been recognized.

      The adoption of SFAS No. 142 resulted in a $5.3 million reduction in amortization expense in 2002 compared with 2001, of which approximately $1.6 million is attributable to North America and $3.7 million is attributable to International.

      The pro forma impact of this accounting policy change is outlined in the table below:

	Years Ended December 31,

	2003	2002	2001

Reported Net Income	$174.5	$143.4	$149.9
Add Back: Goodwill Amortization	—	—	5.3

Adjusted Net Income	$174.5	$143.4	$155.2

Reported Basic EPS	$2.37	$1.93	$1.89
Add Back: Goodwill Amortization	—	—	.06

Adjusted Basic EPS	$2.37	$1.93	$1.95

Reported Diluted EPS	$2.30	$1.87	$1.84
Add Back: Goodwill Amortization	—	—	.06

Adjusted Diluted EPS	$2.30	$1.87	$1.90

      Foreign Currency Translation. For all operations outside the United States where we have designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For these countries, currency translation adjustments are accumulated in a separate component of shareholders’ equity, whereas realized transaction gains and losses are recognized in other income (expense) — net. Transaction losses were less than $0.3 million, $0.1 million and $1.6 million in 2003, 2002 and 2001, respectively.

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

      Stock-Based Compensation. Our stock-based compensation plans are described more fully in Note 11. We account for those plans under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income for our outstanding stock options as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Also, no stock-based compensation cost is reflected in our net income for our Employee Stock Purchase Plan. The cost associated with our restricted stock grants, stock appreciation rights and restricted stock units is included in net income.

      The following table summarizes the pro forma effect of stock-based compensation on net income and net income per share as if the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” had been adopted.

	Years Ended December 31,

	2003	2002	2001

Net Income, as reported	$174.5	$143.4	$149.9
Add: Stock compensation cost included in net income, net of tax benefits	1.8	0.7	0.7
Deduct: Total stock compensation cost under fair-value method for all awards, net of tax benefits	(10.5)	(7.7)	(6.9)

Pro forma Net Income	$165.8	$136.4	$143.7

Basic EPS:
As reported	$2.37	$1.93	$1.89
Pro forma	$2.25	$1.83	$1.81
Diluted EPS:
As reported	$2.30	$1.87	$1.84
Pro forma	$2.18	$1.77	$1.76

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected dividend yield	0%	0%	0%
Expected stock volatility	30%	30%	30%
Risk-free interest rate	2.94%	3.98%	4.52%
Expected holding period (years)	4.9	5.0	4.9
Weighted average fair value of options granted	$11.08	$11.82	$11.30

      Financial Instruments. We have adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of Financial Accounting Standards Board (“FASB”) Statement No. 133 an amendment of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” commencing January 1, 2001. These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value.

      We use foreign exchange forward and option contracts to hedge cross-border intercompany transactions and certain non-U.S. earnings. These forward and option contracts are marked to market and gains and losses are recorded as other income or expense. In addition, foreign exchange forward controls are used to hedge certain of our foreign net investment. The gains and losses associated with these contracts are recorded in “Cumulative Translation Adjustments,” a component of equity.

      We use interest rate swap agreements to hedge long-term fixed-rate debt. When executed, we designate the swaps as fair-value hedges and assess whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. We formally document all relationships between hedging instruments and hedged items, and we have documented policies for our risk management exposures. Changes in derivative fair values marked to market and changes that are designated fair-value hedges are recognized in earnings. The effectiveness of the hedge accounting is monitored on an ongoing basis, and if considered ineffective, we will discontinue hedge accounting prospectively. The adoption of SFAS No. 133 did not have a material impact on our consolidated results of operations and financial position.

Note 2. Recent Accounting Announcements

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. As of January 1, 2003, we have adopted the provision of SFAS No. 143 and the standard did not have a material impact on our consolidated financial statements.

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

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as described in SFAS No. 133. SFAS No. 149 is generally effective for derivative instruments entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. The adoption of SFAS No. 150, beginning July 1, 2003 did not have a material impact on our consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. Under the provisions of FIN No. 45, we are required to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability has been applied on a prospective basis to all guarantees issued or modified after December 31, 2002. Guarantees issued or modified during year-ended December 31, 2003 did not have a material impact on our consolidated financial statements.

      D&B is potentially liable for certain tax matters and a legal proceedings. See Note 13 of our consolidated financial statements for a discussion of our obligations with respect to these matters.

      Additionally, in the normal course of business, D&B indemnifies other parties, including customers, lessors and parties to other transactions with D&B, with respect to certain matters. D&B has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. D&B has also entered into indemnity obligations with its officers and directors of the company. Additionally, in certain circumstances, D&B issues guarantee letters on behalf of our wholly owned subsidiaries for specific situations. It is not possible to determine the maximum potential amount of future payments under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by D&B under these agreements have not had a material impact on our consolidated financial statements.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and established standards for determining the circumstances under which a variable interest entity (“VIE”) should be consolidated with its primary beneficiary. FIN No. 46 also requires disclosure about VIEs that we are not required to consolidate but in which we have a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 31, 2003. We have reviewed FIN No. 46 to determine its impact on future periods, and do not expect any material accounting or disclosure requirements under this interpretation.

      In November 2002, the EITF reached a final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements” (“EITF Issue No. 00-21”), which provides guidance on how arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. EITF Issue No. 00-21 also requires a description of multiple-element arrangements and disclosure of the accounting policy for recognition of revenue from these arrangements. The guidance of EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We have reviewed our revenue recognition practices with respect to multiple deliverables. The adoption of EITF Issue No. 00-21 did not have a material impact on our current revenue recognition practices and did not have a material impact on our consolidated financial statements.

Note 3. Impact of Implementation of the Blueprint for Growth Strategy and Other Transactions

Restructuring Charges

      Following our separation from Moody’s in October 2000, we launched a new business strategy, the Blueprint for Growth. One component of this strategy is a structured process we call “Creating Financial Flexibility,” during which we identify activities that will improve our performance, both in terms of cost and quality, as a result of eliminating, consolidating, standardizing, automating and/or outsourcing operations of our business.

      Since the launch of our Blueprint for Growth strategy, we have implemented four phases of Financial Flexibility initiatives. In each of these phases, we have incurred a restructuring charge, which generally consists of employee severance and termination costs, asset write-offs, and/or costs to terminate lease obligations.

      During 2003, we recorded $17.4 million of restructuring charges in connection with the fourth phase of our Financial Flexibility program. The charge includes $17.1 million for severance and termination costs related to approximately 500 employees (including a $0.5 million pension plan curtailment charge due to the fourth phase as discussed in the following paragraph) and $0.3 million for lease termination obligations. As of September 30, 2003, all of the approximately 500 employees had been terminated under the fourth phase of our Financial Flexibility program.

      In accordance with SFAS No. 87 and SFAS No. 88, we are required to recognize a one-time curtailment charge for the estimated pension expense impact to the Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”) related to the headcount actions of the fourth phase of our Financial Flexibility program announced on January 13, 2003. The curtailment accounting requirement of SFAS No. 88 requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g., full vesting). For the U.S. Qualified Plan, these items together resulted in an immediate curtailment charge to earnings of $0.5 million in the first quarter 2003, which is included in the $17.1 million severance and termination charge described above.

      During the second quarter of 2002, we recognized a $30.9 million restructuring charge in connection with the third phase of our Financial Flexibility program. The charge included $18.6 million for severance and termination costs relating to approximately 1,050 employees, $10.6 million for the loss on asset disposals and the write-off of assets that were abandoned (including $9.7 million from the outsourcing discussed in the following paragraph), and $1.7 million for lease termination obligations.

      As part of this third phase of the Financial Flexibility program, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”). Under the terms of the agreement, approximately 400 D&B employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC. In addition, as part of the agreement, CSC acquired our data center and print-mail facility located in Berkeley Heights, New Jersey, and related assets for $10 million, which we considered the fair value for the assets. This resulted in a $9.7 million impairment loss noted above.

      During the second quarter of 2001, we incurred a $32.8 million restructuring charge to re-engineer administrative functions and institute common business practices worldwide, comprised of $20.7 million for severance costs related to approximately 800 employees, $3.2 million for lease termination obligations and $8.9 million for the write-off of assets that were abandoned in the consolidation of offices, primarily in Europe. During 2001, we also reversed $4.0 million of the charge taken in 2000 related to the first phase of our Financial Flexibility program. We determined that severance for 50 people would not be utilized, due to higher than anticipated voluntary attrition ($2.9 million), and that the remaining lease termination obligations were lower than originally estimated as a result of more favorable market conditions and higher than anticipated sub-lease rent ($1.1 million).

      As of December 31, 2003, we have terminated approximately 3,200 employees under all four phases of the Financial Flexibility program, including the approximately 400 employees who were transitioned to CSC, as mentioned above. This will bring the total number of employees terminated (via termination and voluntary attrition) in connection with the four phases of the Financial Flexibility program, since its inception in October 2000, to approximately 3,200, reflecting the elimination of 3,500 positions (including 300 open positions). All headcount actions were completed as of September 30, 2003.

      The following table sets forth, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the restructuring reserves and utilization to date related to the fourth phase of our Financial Flexibility program.

	Severance		Lease
	and	Pension	Termination
	Termination	Curtailment	Obligations	Total

2003 (Phase IV) Restructuring Charges —
Total Charge Incurred during 2003	$16.6	$0.5	$0.3	$17.4

Charge Taken during First Quarter 2003	$10.1	$0.5	$0.3	$10.9
Payments/ Curtailment during First Quarter 2003	(2.6)	(0.5)	—	(3.1)

Balance Remaining as of March 31, 2003	$7.5	$—	$0.3	$7.8

Charge Taken during Second Quarter 2003	$4.9	$—	$—	$4.9
Payments during Second Quarter 2003	(4.5)	—	(0.1)	(4.6)

Balance Remaining as of June 30, 2003	$7.9	$—	$0.2	$8.1

Charge Taken during Third Quarter 2003	$1.6	$—	$—	$1.6
Payments during Third Quarter 2003	(4.0)	—	—	(4.0)

Balance Remaining as of September 30, 2003	$5.5	$—	$0.2	$5.7

Payments during Fourth Quarter 2003	(4.6)	—	(0.1)	(4.7)

Balance Remaining as of December 31, 2003(1)	$0.9	$—	$0.1	$1.0

(1)	Severance and Lease Termination Payments will be completed during 2004.

      The following table sets forth, under the requirements of EITF Issue No. 94-3, the reserves and utilization to date related to the third phase of our Financial Flexibility program.

	Original	2002 Payments/	Balance at	2003	Balance at
	Charge	Asset Write-offs	12/31/2002	Payments	12/31/2003

2002 (Phase III) Restructuring Charge for:
Severance and Termination	$18.6	$(7.3)	$11.3	$(10.9)	$0.4	(2)
Asset Write-Offs	10.6	(10.6)	—	—	—
Lease Termination Obligations	1.7	(0.2)	1.5	(0.2)	1.3	(2)

	$30.9	$(18.1)	$12.8	$(11.1)	$1.7

(2)	Severance payments will be completed by June 30, 2004 and Lease Termination Payments will continue beyond 2004.

      We completed all the actions contemplated under the four phases of our Financial Flexibility program by September 30, 2003. There have not been any significant changes to our original Financial Flexibility programs.

      Additionally, in February 2004, we announced our intentions to implement the next phase of our Financial Flexibility Program (see Note 17).

Divestitures

      As part of our Blueprint for Growth strategy, we review our non-core businesses and assets with a view to converting them into cash. This has led to various dispositions over the past three years.

      During the third quarter of 2003, we sold our equity interest in our Singapore investment and our operations in Israel and recognized a pre-tax gain of $1.8 million and a pre-tax loss of $4.3 million, respectively, in “Other Income (Expense) — Net.”

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

      We sold our Korean operations during the fourth quarter of 2002 and received proceeds of $3.1 million, consisting of $1.8 million in cash and a note for $1.3 million payable by the purchaser over the 12 months following the closing, which has been paid in full. We recognized a pre-tax gain of $2.4 million within “Other Income (Expense) — Net.”

      During the second quarter of 2001, we completed the sale of the operations of our Receivable Management Services (“RMS”) product lines in the U.S., Canada and Hong Kong to the RMS senior management team. Our European RMS operations were sold to Intrum Justitia, B.V. We received $90 million from the sale of the businesses comprising approximately $76 million in cash and a note for approximately $14 million that was paid in the fourth quarter of 2001. We recognized a pre-tax gain on the sale of $36.4 million within “Other Income (Expense) Net”. Additionally, we entered into a $35 million exclusive contract to provide the buyers with Risk Management Solutions products over five years, which was recorded in deferred revenue when received and is being recognized as revenue ratably over the contract period.

      During the third quarter of 2001, we completed the sale of a majority stake in our Australia/ New Zealand operations. We received proceeds of $23 million, consisting of $12 million in cash and a note of $11 million. The note was paid in the fourth quarter of 2001. The pre-tax gain was $17.7 million within “Other Income (Expense) Net”.

      During the fourth quarter of 2001, we sold a major portion of our equity investment in Information Trust Corporation (Proprietary) Limited in South Africa for $6 million in cash. We have an option, exercisable after three years, to sell our remaining shares in this company to the buyer. We recognized a pre-tax gain of $2.2 million within “Other Income (Expense) Net”.

Other Transactions

      During the third quarter of 2003, we sold our High Wycombe, England, building and received proceeds of $80.2 million. We continue to operate a portion of the building under a multi-year lease after the sale. We recognized a pre-tax loss on the sale of the building of $13.8 million within Operating Costs.

      During the fourth quarter of 2001, we had announced our intention to sell our Murray Hill, New Jersey facility and consequently wrote it down to its net realizable value, recognizing a pre-tax, impairment loss of

$6.5 million at that time. This charge was recorded within Operating Costs. During the second quarter of 2002, we sold this facility and received proceeds of $11.5 million.

      Also, during 2001, we recorded, within Operating Costs, pre-tax charges of $6.2 million resulting from the write-off of capitalized software associated with products and internal-use systems no longer in use ($2.3 million), write-down of customer lists in Europe ($2.0 million), lease and contract termination costs and miscellaneous other costs ($1.9 million). We also recorded within Operating Costs a $1.0 million write-off of assets lost in the World Trade Center attack.

      We recorded a $6.1 million pre-tax write-off of Internet-related investments in the third quarter of 2001.

Note 4. Acquisitions and Other Investments

Hoover’s, Inc.

      During the first quarter of 2003, we acquired Hoover’s, Inc. with cash on hand. The results of Hoover’s operations have been included in our consolidated financial statements since that date. Hoover’s provides industry and market intelligence on public and private companies, primarily to sales, marketing and business development professionals.

      The transaction was valued at $7.00 per share in cash, for a total of $119.4 million. In addition, we capitalized $3.3 million of transaction costs in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the acquired assets and liabilities on the basis of respective fair value. As a result, we recognized goodwill and intangible assets of $66.4 million and $14.5 million, respectively. The goodwill was assigned to our North American segment. Of the $14.5 million of acquired intangible assets, $5.1 million was assigned to trademarks and trade names that are not subject to amortization and $9.4 million was assigned to subscriber relationships and licensing agreements with useful lives from one to five years. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2003 is not material, and as such, pro forma results have not been presented.

      We are in the process of finalizing the valuation of the acquired deferred tax asset in connection with the acquisition. As a result, the allocation of the purchase price is subject to refinement.

Italian Real Estate Data Companies

      During the second quarter of 2003, we paid $6.2 million to acquire controlling interests in three privately held Italian real estate data companies: 100% interests in Italservice Bologna S.r.l. and Datanet S.r.l. and a 51% interest in RDS S.r.l. In addition, we paid $1.9 million to acquire 17.5% of RIBES S.p.A., a leading provider of business information to Italian banks. As a result, together with the minority interest held by our subsidiary Data House S.p.A., our interest in RIBES S.p.A. increased to 35%. The transaction was funded with cash on hand.

      These three Italian acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141. The purchase price for controlling interests of the three companies, together with the capitalized transaction costs allowed under SFAS No. 141, was allocated to the acquired assets and liabilities on the basis of their respective fair value. As a result, goodwill of $7.2 million was recognized and assigned to our International segment. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2003 is not material, and as such, pro forma results have not been presented.

Data House

      During the third quarter of 2002, we acquired Data House, an Italian provider of commercial and personal real estate information that is used in Italy by banks, notaries, real estate agencies and corporations in business loan decisions, for $22.0 million ($21.2 million, net of cash acquired). The acquisition was funded with cash on hand. We recognized goodwill of $22.6 million in connection with the acquisition all of which was assigned to our International segment. No separately identifiable intangible assets were acquired. Subsequent to the acquisition we re-evaluated the valuation allowance with respect to deferred tax assets, and in accordance with SFAS No. 109, reduced the valuation allowance and the original goodwill by approximately $2.3 million. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2002 is not material, and as such, pro forma results have not been presented.

iMarket® and Harris InfoSource™

      During 2001, we acquired 100% of the issued share capital of iMarket® and Harris InfoSource™ for a total cost of $34.5 million (net of cash acquired). We recognized $4.5 million of intangible assets primarily amortized over 5 years and $27.8 million of goodwill in connection with these acquisitions. The goodwill was all assigned to our North American segment. The impact the acquisitions would have had on our results had the acquisitions occurred at the beginning of 2001 is not material, and as such pro forma results have not been presented.

      All of the acquisitions noted above were stock acquisitions, and as a result there was no goodwill deductible for tax purposes.

Note 5. Income Taxes

      Income before provision for income taxes consisted of:

	2003	2002	2001

U.S.	$246.4	$215.2	$230.1
Non-U.S.	34.0	24.0	23.5

Income Before Provision for Income Taxes	$280.4	$239.2	$253.6

      The provision (benefit) for income taxes consisted of:

	2003	2002	2001

Current Tax Provision (Benefit):
U.S. federal	$50.5	$56.0	$73.6
State and local	6.9	8.1	(6.6)
Non-U.S.	17.4	4.2	18.2

Total current tax provision	74.8	68.3	85.2

Deferred Tax Provision (Benefit):
U.S. federal	32.1	22.9	10.4
State and local	5.8	1.9	11.4
Non-U.S.	(6.5)	1.0	(6.8)

Total deferred tax provision	31.4	25.8	15.0

Provision for Income Taxes	$106.2	$94.1	$100.2

      The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes.

	2003	2002	2001

Statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal tax benefit	3.0	2.9	1.2
Non-U.S. taxes	(0.4)	(1.3)	1.0
Capital and ordinary losses recognized	(0.6)	—	—
Interest	0.9	2.1	0.6
Other	—	0.6	1.6

Effective tax rate	37.9%	39.3%	39.4%

      Income taxes paid were approximately $59.2 million, $40.9 million and $61.7 million in 2003, 2002, and 2001, respectively. Income taxes refunded were approximately $11.7 million, $12.6 million and $12.2 million in 2003, 2002 and 2001, respectively.

      Deferred tax assets (liabilities) are comprised of the following at December 31:

	2003	2002	2001

Deferred Tax Assets:
Operating Losses	$93.8	$64.4	$78.9
Postretirement Benefits	—	—	6.4
Intangibles	35.2	35.6	38.3
Post-employment Benefits	0.2	2.3	2.2
Restructuring and Reorganization Costs	12.8	12.0	20.9
Bad Debts	5.9	5.4	7.2
Deferred Revenue	0.3	12.0	9.4
Minimum Pension Liability	51.9	47.7	22.0
Other	0.9	0.6	0.8

Total Deferred Tax Assets	201.0	180.0	186.1
Valuation Allowance	(76.4)	(56.8)	(70.2)

Net Deferred Tax Assets	124.6	123.2	115.9

Deferred Tax Liabilities:
Tax Leasing Transactions	(4.6)	(8.5)	(12.5)
Postretirement Benefits	(33.6)	(12.2)	—
Depreciation	(2.9)	(0.2)	(1.0)

Total Deferred Tax Liability	(41.1)	(20.9)	(13.5)

Net Deferred Tax Asset	$83.5	$102.3	$102.4

      The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $239.7 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2003, since we intend to reinvest these earnings indefinitely. Additionally, we have not determined the tax liability if such earnings were remitted to the U.S. as the determination of such liability is not practicable.

      We have federal, state and local, and foreign tax loss carryforwards, the tax effect of which is $93.8 million for 2003. Approximately $44.9 million of these tax benefits have an indefinite carryforward period. Of the remainder, $5.4 million expire in 2004, and $43.5 million expire at various times between 2005 and 2023.

      We have established a valuation allowance against non-U.S. net operating losses in the amount of $76.4 million, $56.8 million, and $70.2 million in 2003, 2002, and 2001, respectively, that in the opinion of management, are more likely than not to expire before we can utilize them.

Note 6.	Notes Payable, Indebtedness, and Minority Interest Obligation

      Our borrowings at December 31, 2003 and 2002, including interest rate swaps designated as hedges, are summarized below:

	2003	2002

	Liability (Asset)

Fair value of long-term, fixed rate notes	$304.7	$305.7
Fair value of interest rate swaps	(4.9)	(6.0)
Other	0.1	0.2

Long-Term Debt	$299.9	$299.9

      The notes with face value of $300 million have a five-year term maturing in March 2006 and bear interest at a fixed annual rate of 6.625%, payable semiannually. We have entered into interest rate swap agreements to hedge a portion of this long-term debt (see Note 7). The weighted average interest rates on the long-term notes including the benefit of the swaps on December 31, 2003 and 2002, were 5.53% and 5.75%, respectively.

Other Credit Facilities

      At December 31, 2003 and 2002, we had a total of $275 million of bank credit facilities available at prevailing short-term interest rates, including a 364-day term facility which is renewed annually, and a multi-year term facility which will expire in September 2005. These facilities also support our commercial paper borrowings up to $275 million. We have not drawn on either facility since their inception nor did we have any borrowings outstanding under either facility at December 31, 2003 and 2002. We have also not borrowed under our commercial paper program in 2003. We believe that cash flows generated from operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs, including any payments that may be required in connection with our Financial Flexibility program restructuring charges discussed in Note 3, to meet commitments and contract obligations as presented in Note 12, and to settle the contingencies discussed in Note 13 to these consolidated financial statements, excluding the legal matters identified therein for which the exposures are not estimable. The facilities require the maintenance of interest coverage and total debt to EBITDA ratios (as defined in the agreement). We were in compliance with this requirement at December 31, 2003 and 2002.

      At December 31, 2003 and 2002, certain of our international operations also had non-committed lines of credit of $8.0 million and $11.9 million, respectively. We had no borrowings outstanding under these lines of credit as of December 31, 2003 and 2002. These arrangements have no material commitment fees or compensating balance requirements.

      Interest paid totaled $17.2 million, $18.5 million and $11.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Minority Interest Obligation

      During 1993, we participated in the formation of a limited partnership to invest in various securities, including our own. In April 1997, the partnership raised $300 million of minority-interest financing from an unrelated investor. This transaction was assumed by D&B2 in connection with the 1998 Distribution and thereafter by D&B3 in the 2000 Distribution. For financial reporting purposes, the results of operations, assets, liabilities and cash flows of the partnership are included in our consolidated financial statements.

      In the first quarter of 2001, we purchased the unrelated partner’s $300 million interest in the limited partnership using funds generated by the issuance of the five-year, fixed-rate notes. Since that date, we have had no third party obligations related to the partnership. The results of operations of the partnership attributable to the minority interest prior to the date of the purchase were included in our consolidated statements of operations as “Minority Interest Expense” for the year ended December 31, 2001.

Note 7.	Financial Instruments with Off-Balance Sheet Risks

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

      By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2003 and 2002, in our opinion there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

      Our trade receivables do not represent a significant concentration of credit risk at December 31, 2003 and 2002, due to the fact that we sell to a large number of customers in different geographical locations.

Interest Rate Risk Management

      Our objective in managing exposure to interest rates is to limit the impact of interest rate changes on earnings, cash flows and financial position, and to lower overall borrowing costs. To achieve these objectives, we maintain a policy that floating rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps.

      In connection with the $300 million, five-year, fixed-rate note maturing March 2006, we entered into fixed to floating (LIBOR rate indexed) interest rate swap agreements in the third quarter of 2001 with a notional principal amount totaling $100 million, and designated these swaps as fair-value hedges against the long-term fixed rate notes. The arrangement is considered a highly effective hedge, and therefore the accounting for these hedges has no impact on earnings. The changes in the fair value of the hedge and the designated portion of the notes are reflected in our consolidated balance sheet. At December 31, 2003 and 2002, we had no floating rate debt outstanding.

Foreign Exchange Risk Management

      Our objective in managing exposure to foreign currency fluctuations is to reduce the earnings, cash flow and financial position volatility of our international operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and investments. We use short-term, foreign exchange forward and option contracts to implement our hedging strategies. Typically, these contracts have maturities of six months or less. These contracts are executed with creditworthy institutions and are denominated primarily in the British pound sterling, the euro and the Swedish krona. The gains and losses on the forward contracts associated with the balance sheet positions hedge are recorded in “Other Income (Expense) — Net” in our consolidated financial statements and are essentially offset by the gains and losses on the underlying foreign currency transactions. The gains and losses on the forward contracts associated with net investment hedges are recorded in “Cumulative Translation Adjustment” in our consolidated financial statement.

      At December 31, 2003 and 2002, we had approximately $189.2 million and $220.8 million, respectively, of foreign exchange forward contracts outstanding that offset foreign currency denominated intercompany loans. Gains and losses associated with these contracts were $0.5 million and $0.2 million, respectively, at December 31, 2003, $0.8 million and $2.3 million, respectively, at December 31, 2002, and $1.2 million and $2.1 million, respectively, at December 31, 2001. In addition, at December 31, 2003, we had $83.6 million of foreign exchange forward contracts outstanding associated with our international investment. Losses associated with these contracts were $4.7 million at December 31, 2003. These contracts have various expiration dates within three months.

Fair Value of Financial Instruments

      At December 31, 2003 and 2002, our financial instruments included cash and cash equivalents (including commercial paper investments), accounts receivable, other receivables, accounts payable, short-term and long-term borrowings and foreign exchange forward contracts.

      At December 31, 2003 and 2002, the fair values of cash and cash equivalents, accounts receivable, other receivables, accounts payable and short-term borrowings approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair-value disclosures, determined based on third-party quotes from financial institutions, are as follows:

	At December 31, 2003		At December 31, 2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Asset) Liability	(Asset) Liability	(Asset) Liability	(Asset) Liability

Long-term, fixed-rate note	$304.7	$304.7	$305.7	$305.7

Risk management contracts:
Interest rate swaps (long-term)	$(4.9)	$(4.9)	$(6.0)	$(6.0)
Foreign exchange forwards (short-term) — Net	4.4	4.4	1.5	1.5

	$(0.5)	$(0.5)	$(4.5)	$(4.5)

Note 8. Capital Stock

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

      On September 30, 2000, we separated from Moody’s, and 81,213,520 shares of our Common Stock were distributed to the shareholders of Moody’s/D&B2. Since we have been treated as the successor entity for accounting purposes, our historical financial statements reflect the recapitalization in connection with the 2000 Distribution, including the elimination of treasury shares (which shares became treasury shares of Moody’s) and the authorization of our Common Stock, Preferred Stock and Series Common Stock.

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

Note 9. Reconciliation of Weighted Average Shares

	2003	2002	2001

	(Share data in thousands)
Weighted average number of shares — basic	73,490	74,511	79,391
Dilutive effect of shares issuable under stock options, restricted stock and performance share plans	2,213	2,309	2,003
Adjustment of shares applicable to stock options exercised during the period and performance share plans	123	54	116

Weighted average number of shares — diluted	75,826	76,874	81,510

      In 2003, we repurchased 1.4 million shares of stock for $56.1 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, in 2003, we repurchased 2.4 million shares to complete a previously announced $100 million share repurchase program for $100.0 million. During the first quarter of 2002, we repurchased 2.5 million shares at the market price of $85.1 million, in a privately negotiated block trade. In addition, over the course of the year, we repurchased an additional 855,200 shares for $32.6 million to mitigate the dilutive effect of the shares issued under our employee benefit plans. During 2001, we repurchased 3.2 million shares of outstanding stock at prevailing market prices for a total cost of $100 million and an additional 1.6 million shares for $44.9 million to mitigate the dilutive effect of shares issued under our employee benefit plans.

      Options to purchase 0.2 million, 1.6 million, and 1.8 million shares of common stock were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. Our options generally expire 10 years after the grant date.

Note 10. Pension and Postretirement Benefits

      We offer substantially all of our U.S.-based employees coverage in a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”). The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranges from 3% to 12.5%, based on age and service. Amounts allocated under the plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. We also maintain supplemental and excess plans in the United States (the

“U.S. Non-Qualified Plans”) to provide retirement benefits in excess of levels allowed by the Internal Revenue Code. These plans are unfunded, pay-as-you-go plans. Our employees in certain of our international operations are also provided retirement benefits through defined benefit plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 75% and 15% of our pension obligation, respectively, at December 31, 2003.

      In addition to providing pension benefits, we provide various health care and life insurance benefits for retired employees. U.S.-based employees who retire after age 45 with 10 years of vesting service are eligible to receive benefits. Postretirement benefit costs and obligations are also determined actuarially.

      Certain of our non-U.S.-based employees receive postretirement benefits through government-sponsored or - administered programs.

      We use an annual measurement date of December 31 for our U.S. and Canada plans and November 30 for other non-U.S. plans.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures About Pensions and Other Postretirement Benefits.” The provisions of this statement do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Our disclosures in this note reflect the revised requirements under SFAS No. 132 (revised).

Benefit Obligation and Plan Assets

      The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also reconciles the funded status of these obligations to the amounts reflected in our financial statements, and identifies the line items in our consolidated balance sheets where the related assets and liabilities are recorded:

			Postretirement
	Pension Plans		Benefits

	2003	2002	2003	2002

Change in Benefit Obligations
Benefit obligation at January 1	$(1,366.0)	$(1,225.0)	$(250.9)	$(219.0)
Service cost	(13.9)	(14.7)	(1.2)	(1.5)
Interest cost	(84.6)	(86.2)	(14.3)	(16.6)
Benefits paid	90.5	86.3	16.7	16.4
Plan amendment	(0.1)	(1.2)	85.8	—
Impact of curtailment gain (loss)	1.6	2.9	—	(0.1)
Plan participant contributions	—	—	(3.8)	(3.2)
Actuarial gain (loss)	(0.5)	(20.2)	5.6	(26.9)
Assumption change	(72.2)	(96.8)	—	—
Effect of changes in foreign currency exchange rates	(10.1)	(11.1)	—	—

Benefit obligation at December 31	$(1,455.3)	$(1,366.0)	$(162.1)	$(250.9)

			Postretirement
	Pension Plans		Benefits

	2003	2002	2003	2002

Change in Plan Assets
Fair value of plan assets at January 1	$1,113.7	$1,315.2	$—	$—
Actual return on plan assets	235.6	(146.0)	—	—
Employer contribution	24.5	22.1	12.9	13.2
Plan participant contributions	—	—	3.8	3.2
Benefits paid	(90.5)	(86.3)	(16.7)	(16.4)
Effect of changes in foreign currency exchange rates	6.6	8.7	—	—

Fair value of plan assets at December 31	$1,289.9	$1,113.7	$—	$—

Reconciliation of Funded Status to Total Amount Recognized
Funded status of plan	$(165.4)	$(252.3)	$(162.1)	$(250.9)
Unrecognized actuarial loss	481.1	519.6	42.5	50.0
Unrecognized prior service cost	19.7	22.9	(83.3)	—

Net amount recognized	$335.4	$290.2	$(202.9)	$(200.9)

Amounts recognized in the Consolidated Balance Sheets
Prepaid pension costs	$414.5	$367.3	$—	$—
Accrued pension and postretirement benefits	(240.6)	(229.5)	(202.9)	(200.9)
Intangible assets	16.9	17.5	—	—
Accumulated other comprehensive income	144.6	134.9	—	—

Net amount recognized	$335.4	$290.2	$(202.9)	$(200.9)

Accumulated Benefit Obligation	$1,399.9	$1,299.7	N/A	N/A

Increase in minimum liability included in other comprehensive income — Pretax	$9.7	$79.3	N/A	N/A

      The amount recorded in “Accumulated Other Comprehensive Income,” is included in our Consolidated Statements of Shareholders’ Equity as “Minimum Pension Liability Adjustment,” net of tax. The associated deferred tax assets were $51.5 million and $47.7 million at December 31, 2003 and 2002, respectively. We recorded a “Change in Minimum Pension Liability Adjustment” of $5.9 million and $53.6 million, net of applicable tax, in the years ended December 31, 2003 and 2002, respectively.

      Grantor Trusts are used to fund the U.S. Non-Qualified Plans. At December 31, 2003 and 2002, the balances in these trusts were approximately $15.5 million and $24.5 million, respectively.

Additional Minimum Pension Liability

      Under SFAS No. 87, we are required to recognize an additional minimum pension liability for pension plans with accumulated benefit obligations in excess of plan assets. At December 31, 2003 and 2002, our unfunded accumulated benefit obligations and the related projected benefit obligations were as follows:

	2003	2002

Accumulated Benefit Obligation	$330.0	$306.3
Fair Value of Plan Asset	89.4	76.8

Unfunded Accumulated Benefit Obligation	$240.6	$229.5

Projected Benefit Obligation	$355.4	$329.9

      The unfunded accumulated benefit obligations at December 31, 2003, consisted of $205.5 million and $35.1 million related to our U.S. Non-Qualified Plans and non-U.S. defined benefit plans, respectively. At December 31, 2002, the unfunded accumulated benefit obligations consisted of $195.8 million and $33.7 million related to our U.S. Non-Qualified Plans and non-U.S. defined benefit plans, respectively.

Net Periodic Pension Costs

      The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations:

	Pension Plans			Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Components of Net Periodic Cost
Service cost	$13.9	$14.7	$13.8	$1.2	$1.5	$1.8
Interest cost	84.6	86.2	84.8	14.3	16.6	14.0
Expected return on plan assets	(128.1)	(142.8)	(136.4)	—	—	—
Amortization of transition asset	—	—	(2.0)	—	—	—
Amortization of prior service cost	3.2	3.2	3.5	(2.4)	—	—
Recognized actuarial loss	8.2	4.7	0.6	1.8	1.8	—

Net periodic (income) cost	$(18.2)	$(34.0)	$(35.7)	$14.9	$19.9	$15.8

      We apply our long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension expense. The market-related value of assets recognizes short-term fluctuations in the fair value of assets in a systematic and rational manner over a period of five years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost, as provided under SFAS No. 87. At December 31, 2003 and 2002, the market-related value of assets of our U.S. Qualified Plan was $1,379.9 million and $1,404.4 million, respectively.

      The following table sets forth the assumptions we used to determine our pension plan and postretirement benefits plan obligations for December 31, 2003 and 2002.

			Postretirement
	Pension Plans		Benefits

	2003	2002	2003	2002

Weighted average discount rate	5.96%	6.42%	6.00%	6.50%
Weighted average rate of compensation increase	3.64%	3.65%	N/A	N/A
Cash balance accumulation/conversion rate	5.00%	4.75%	N/A	N/A

      The following table sets forth the assumptions we used to determine net periodic benefit cost for the years ended December 31, 2003 and 2002.

			Postretirement
	Pension Plans		Benefits

	2003	2002	2003	2002

Weighted average discount rate	6.44%	7.21%	6.45%	7.25%
Weighted average expected long-term return on plan assets	8.65%	9.67%	N/A	N/A
Weighted average rate of compensation increase	3.65%	4.38%	N/A	N/A
Cash balance accumulation/conversion rate	4.75%	5.50%	N/A	N/A

      For 2004, we will continue to use a rate of 8.75% as the expected long-term rate of return assumption on plan assets for the U.S. Qualified Plan. This assumption is based on the plan’s target asset allocation of 65% equity securities, 29% debt securities and 6% real estate. It reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

      The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans.

	Asset Allocations		Target Asset Allocations

	2003	2002	2003	2002

Equity securities	69%	67%	65%	66%
Debt securities	26%	26%	29%	28%
Real estate	5%	7%	6%	6%

Total	100%	100%	100%	100%

      The U.S. Qualified Plan, our principal plan, employs a total return investment approach in which a mix of equity, debt and real estate investments are used to maximize the long-term return on plan assets at a prudent level of risk. The plan’s target asset allocation is 65% equity securities, 29% debt securities and 6% real estate. The target allocation is controlled by periodic rebalancing back to target. Plan assets are invested using a combination of active and passive (indexed) investment strategies. Active strategies employ multiple investment management firms.

      The plan’s equity securities are diversified across U.S. and non-U.S. stocks. The active investment managers employ a range of investment styles and approaches that are combined in a way that compensates for capitalization and style biases versus benchmark indices, while focusing primarily on issue selection as a means to add value. The plan’s debt securities are diversified principally among securities issued or guaranteed by the U.S. government or its agencies, mortgage-backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the U.S. by non-U.S. banks and corporations. Generally, up to 10% of the debt securities may be invested in securities rated lower than A. The plan’s real estate investments are made through a commingled fund of U.S. properties diversified by property type and geographic location.

      Investment risk is controlled through diversification among multiple asset classes, managers, styles and securities. Risk is further controlled at the investment manager level by requiring managers to follow formal written investment guidelines and by assigning excess return and tracking error targets. Investment results and risk are measured and monitored on an ongoing basis, and quarterly investment reviews are conducted. The plan’s active investment managers are prohibited from investing plan assets in equity or debt securities issued or guaranteed by D&B. In addition, D&B is not part of any index fund in which the plan invests.

      We expect to contribute $19.1 million to our Non-Qualified U.S. plans and non-U.S. pension plans and $16.8 million to our postretirement benefit plan in 2004.

      For measurement purposes, a 8.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 4.75% in 2009 and remain at that level thereafter.

      Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

	1% Point

	Increase	Decrease

Benefit obligation at end of year	$0.1	$(0.1)
Service cost plus interest cost	$0.9	$(0.8)

      In the fourth quarter of 2003, an amendment was made to D&B’s Postretirement Benefit Plan. Starting January 1, 2004, we will limit the amount of our insurance premium contribution based on the amount D&B contributed in 2003 per retiree. This change is expected to reduce our postretirement benefit obligation by approximately $85 million, subject to changes in economic conditions and actual plan experience. This non-cash reduction will be amortized over the next five to six years, reducing the annual postretirement benefit costs by approximately $17 million a year and approximately $3 million in 2003.

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program potentially to reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

      In connection with this Act, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which permits a company that provides prescription drug benefits to make a one-time election to defer accounting for the effects of this Act. Pursuant to this guidance, we have chosen to defer recognition of the potential effects of the Act in our 2003 financial statements. This decision was made largely due to the number of open questions about select provisions of the Act and a lack of authoritative accounting guidance concerning certain technical matters. Therefore, the postretirement benefit obligations and costs reported in this financial statement do not yet reflect any potential impact of the Act. Specific, authoritative guidance on the accounting for the government subsidy is still pending. Once issued, the guidance will define the specific transition accounting requirements that may require companies to change their current accounting.

      D&B will review its retiree health care strategy in light of the Act. We may need to amend our retiree health program in order to obtain the financial benefits allowed under the new Medicare prescription drug program.

Profit Participation Plan

      We have a profit participation plan covering substantially all U.S. employees that provides for an employee salary deferral contribution and employer contributions. Employees may contribute up to 16% of their pay. We contribute an amount equal to 50% of employee contributions, up to a maximum of 6% of the employee’s pay. We also make contributions to the plan if certain financial performance objectives are met, based on performance over a one-year period. We recognized expense associated with our employer contributions to the plan of $8.7 million, $12.4 million, and $11.4 million in 2003, 2002 and 2001, respectively.

Note 11. Employee Stock Plans

      Under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (“2000 SIP”) and Non-Employee Directors’ Stock Incentive Plan (“2000 DSIP”), we have granted options to certain employees and non-employee directors to purchase shares of our common stock at the market price on the date of the grant. Options granted under the 2000 SIP generally vest in three equal installments, beginning on the third anniversary of the grant. Options granted under the 2000 DSIP generally vest 100% on the first anniversary of the grant. All options expire 10 years from the date of the grant. The 2000 SIP and 2000 DSIP provide for the granting of up to 9.7 million and 0.3 million shares of our common stock, respectively.

      Under The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (“ESPP”), which became effective October 2000, we are authorized to sell up to 1.5 million shares of our common stock to our eligible employees. Under the terms of the ESPP, employees may have up to 10% of their earnings withheld to purchase our common stock. The purchase price of the stock on the date of purchase is 85% of the average high and low sale prices of shares on the New York Stock Exchange on the last trading day of the month. Under the ESPP, we sold 108,440, 120,894, and 142,673 shares to employees in 2003, 2002 and 2001, respectively.

      We apply APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for grants under the stock option plans or purchases under the ESPP. (See Note 1 for the pro forma effect disclosure under the provision of SFAS No. 123.)

      Options outstanding at December 31, 2003, were originally granted during the years 1994 through 2003 and are exercisable over periods ending not later than 2013. At December 31, 2003, 2002 and 2001, options for 3,479,627 shares, 1,667,013 shares and 2,036,585 shares of our common stock, respectively, were exercisable, and 3,650,541 shares, 4,847,316 shares, and 4,813,459 shares of our common stock, respectively, were available for future grants under the plans.

      Changes in stock options for the three years ended December 31, 2003, are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price($)

Options outstanding at January 1, 2001	10,921,048	16.50
Granted	2,560,348	32.76
Exercised	(1,397,775)	10.96
Surrendered or expired	(1,401,923)	18.88

Options outstanding at December 31, 2001	10,681,698	20.81

Granted	478,995	34.92
Exercised	(718,352)	11.67
Surrendered or expired	(750,100)	23.31

Options outstanding at December 31, 2002	9,692,241	21.99

Granted	1,895,645	35.15
Exercised	(1,414,827)	14.07
Surrendered or expired	(969,939)	28.40

Options outstanding at December 31, 2003	9,203,120	25.25

      For 2002 and 2003, the annual stock options awarded to employees were granted in February of the following year after the approval of the 2003 and 2004 compensation program and Business Plan, respectively. 1,580,300 and 659,940 options were granted at an exercise price of $34.17 and $53.30 in February 2003 and 2004, respectively.

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price

$9.53-$14.41	1,620,409	4.8 Years	$13.35	1,178,787	$13.30
$14.50-$17.58	1,512,484	5.8 Years	$15.65	1,493,855	$15.64
$23.72-$27.94	2,503,007	7.0 Years	$24.14	772,710	$23.72
$31.27-$35.81	1,919,642	8.9 Years	$34.14	4,897	$35.35
$36.16-$39.84	1,471,978	8.1 Years	$36.38	29,378	$36.41
$40.23-$49.16	175,600	9.5 Years	$42.63	—	$—

Total	9,203,120			3,479,627

      The 2000 SIP and 2000 DSIP plans also provide for the granting of stand-alone stock appreciation rights (“SARs”), as well as limited stock appreciation rights (“LSARs”), in tandem with stock options to certain key employees. At December 31, 2003 and 2002, 3,326,200 shares and 3,188,983 shares of LSARs attached to stock options have been granted, respectively, which are exercisable only if, and to the extent that, the related option is exercisable, and only upon the occurrence of specified contingent events. During 2003, 2002 and 2001, 4,600 shares, no shares and 4,300 shares of SARs were granted, respectively. At December 31, 2003 and 2002, 57,235 shares and 64,257 shares of SARs were outstanding, respectively, and we have recognized the associated expense of $0.6 million, $0.2 million, $0.2 million within “Operating Costs” for the years 2003, 2002 and 2001, respectively.

      During 2003, 2002 and 2001, 147,870 shares, no shares and 40,000 shares of restricted stock were granted, respectively. During 2003, 11,300 shares of restricted stock were forfeited. There were no forfeitures during 2002 or 2001. The restrictions on the majority of such shares lapse over a period of three years from the date of the grant, and the cost is charged to compensation expense ratably. We recognized expense associated with the restricted stock of $2.1 million, $1.1 million, and $1.1 million in 2003, 2002 and 2001, respectively.

      During 2003, 2002 and 2001, 27,550 shares, 10,890 shares and 7,726 shares of restricted stock units were granted, respectively. During 2003, 2,290 shares of restricted stock units were forfeited. There were no forfeitures during 2002 and 2001. The restrictions on the majority of such shares lapse over a period of three years from the date of the grant. We recognized expense associated with the restricted stock units of $0.7 million, $0.4 million and $0.2 million in 2003, 2002 and 2001, respectively.

Note 12. Lease Commitments and Contractual Obligations

      Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three years. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable & non-cancelable) were $34.7 million, $29.4 million and $41.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      In July 2002, we outsourced certain technology functions to CSC under a 10-year agreement, which D&B may terminate for a fee at any time effective after July 2003 and under certain other conditions. Under the terms of the agreement, CSC will be responsible for the data center operations, technology help desk and network management functions in the United States and in the United Kingdom and for certain application development and maintenance through July 31, 2012. The obligation under the contract is based on our historical and expected future level of usage and volume. If our future volume changes, payments under the contract could vary up or down based on specified formulas. Charges are subject to increases to partially offset inflation. In 2003, D&B incurred $58.9 million under this contract.

      In December 2003, we signed a three-year agreement with ICT effective January 2004 to outsource certain marketing calling activities. D&B may terminate this agreement for a fee at any time. Under the terms of the agreement, ICT will be responsible for performing certain marketing and credit calling activities previously performed by D&B’s own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year.

      The following table quantifies our future contractual obligations as discussed above as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total

Operating Leases	$35.4	$29.2	$23.3	$17.9	$10.3	$0.9	$117.0
Obligations to Outsourcers	$57.8	$58.1	$59.7	$59.6	$61.3	$234.0	$530.5

Note 13. Contingencies

      We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to the probability of the outcome and/or amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

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

      In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin off by D&B1 of its stock in ACNielsen and Cognizant. In June 1998, D&B1 separated through a spin off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/ D&B1”), spun off its stock in a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Form 10-K as “Moody’s/D&B2”), spun off its stock in a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Form 10-K as “D&B”) (the “2000 Distribution”).

Tax Matters

      Moody’s/D&B2 and its predecessors entered into global tax-planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. The status of Internal Revenue Service reviews of these initiatives is summarized below.

      Pursuant to a series of agreements, IMS and NMR are jointly and severally liable for and must pay one-half, and we and Moody’s/D&B2 are jointly and severally liable for and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the tax matters summarized below (other than the matter summarized below as “Amortization and Royalty Expense Deductions/Royalty Income 1997-2003,” for which we and Moody’s/D&B2 are solely responsible). Moody’s/D&B2 was contractually obligated to pay, and did pay, that $137 million in connection with the matter summarized below as “Utilization of Capital Losses — 1989-1990.”

      Under the terms of the 2000 Distribution, we and Moody’s/D&B2 have agreed to each be financially responsible for 50% of any potential liabilities of Moody’s/D&B2 that may arise to the extent such potential liabilities are not directly attributable to each party’s respective business operations.

     Utilization of Capital Losses — 1989-1990

      The IRS completed its review of the utilization of certain capital losses generated during 1989 and 1990 and, on June 26, 2000, issued a formal notice of adjustment. On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Moody’s/D&B2 paid the IRS approximately $349.3 million of this amount on May 12, 2000, and IMS paid the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. We are continuing to contest, on behalf of Donnelley/ D&B1, the IRS’s formal assessment and would also contest any assessment of penalties or other amounts, if any, in excess of the amounts paid. Donnelley/ D&B1 filed a complaint for a refund in the U.S. District Court on September 21, 2000. The case is expected to go to trial in 2005, unless otherwise resolved between the parties. D&B would share in the final resolution of this matter with IMS, NMR, and Moody’s/D&B2, as disclosed above.

     Royalty Expense Deductions — 1993-1997

      In the second quarter of 2003, we received on behalf of Donnelley/ D&B1 an IRS examination report with respect to a partnership transaction entered into in 1993.

      Specifically, the IRS is proposing to disallow certain royalty expense deductions claimed by Donnelley/ D&B1 on its 1993-1996 tax returns. We estimate that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to us of $5 million in pending tax refunds. We also estimate that the net impact to cash flow with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to $44.1 million (tax, interest and penalties, net of associated tax benefits).

      In addition, and also in the second quarter of 2003, we received on behalf of the partnership associated with the above transaction an IRS examination report challenging the tax treatment of certain royalty payments received by the partnership in which Donnelley/ D&B1 was a partner. In that report, the IRS is seeking to reallocate certain partnership income to Donnelley/ D&B1. In January 2004, we received additional IRS Notices (similar to those received in the second quarter of 2003) reflecting a net impact to cash flow of $1.6 million (tax, interest and penalties, net of associated tax benefits) associated with Donnelley/ D&B1’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. The net impact to cash flow with respect to our share of this income for the Notices received in the second quarter of 2003 and January 2004 could be up to $21.9 million (tax, interest and penalties, net of associated tax benefits). We believe that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $21.9 million would be in addition to the $44.1 million noted above related to royalty expense deductions discussed in the previous paragraph.

      We have filed protests relating to these proposed adjustments with the IRS Office of Appeals. The parties are attempting to resolve these matters at the Appeals phase before proceeding to litigation, if necessary. If the IRS were to prevail in its position, we would share responsibility for the matter with Moody’s/D&B2, IMS and NMR, as disclosed above. If we, on behalf of Donnelley/ D&B1, were to challenge any of these IRS positions at any time, set forth above in a U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts would need to be paid in advance for the Court to have jurisdiction over the case.

     Amortization and Royalty Expense Deductions/ Royalty Income — 1997-2003

      In the fourth quarter of 2003, we received on behalf of Donnelley/ D&B1 and Moody’s/D&B2, IRS Notices of Proposed Adjustment with respect to a partnership transaction entered into in 1997. In addition, we received, on behalf of the partnership, various IRS materials further explaining the examining agent’s position with respect to the activities of the partnership in 1997-1998.

      Specifically, the IRS asserted that certain amortization expense deductions claimed by Donnelley/ D&B1 and Moody’s/D&B2 on their 1997-1998 tax returns should be disallowed. We estimate that the net impact to cash flow as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $52 million (tax, interest and penalties, net of associated tax benefits but not taking into account the Moody’s/D&B2 repayment to us of $41.3 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates would increase at a rate of approximately $2.5 million per quarter (including potential penalties) as future amortization expenses are deducted. At the 2000 Distribution Date, we paid Moody’s/D&B2 approximately $55 million in cash representing the discounted value of future tax benefits associated with this transaction. However, pursuant to the terms of the 2000 Distribution Agreement, should the transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. If the transaction was terminated at December 31, 2003, the amount of such repayment from Moody’s/D&B2 to us would be approximately $41.3 million and would decrease by approximately $4 million to $5 million per year.

      In addition, the IRS has asserted that royalty expense deductions, claimed by Donnelley/ D&B1 and Moody’s/D&B2 on their tax returns for 1997-1998, for royalties paid to the partnership, should disallowed. Relatedly, the IRS has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by Donnelley/ D&B1 and Moody’s/D&B2, including the portions of the royalties that were allocated to third-party partners in the partnership, and, thus, included in their taxable income. We believe that the IRS’ stated positions with respect the treatment of the royalty expense and royalty income are mutually inconsistent, making it unlikely that the IRS will prevail on both of the positions. If the IRS prevails on one of the positions with respect to the royalty expense and royalty income, we believe that it is unlikely that it will prevail on the other position. As a result, we believe that after taking into account certain other tax benefits resulting from the IRS’ position on the partnership it is unlikely that there will be any net impact to cash flow in addition to the amounts noted above related to the amortization expense deduction.

      In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense/ income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997-1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $137 million (tax, interest, and penalties, net of associated tax benefits). This $137 million would be in addition to the $52 million noted above related to the amortization expense deduction.

      We are discussing the foregoing assertions with the IRS and are attempting to resolve these matters with the IRS before proceeding to IRS Appeals or litigation, if necessary. If we, on behalf of Donnelley/D&B1 and Moody’s/D&B2, were to challenge any of these IRS positions, at any time, set forth above for years 1997 and 1998 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

* * * * * * * * * * * * * * * * *

      We have considered the foregoing tax matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. We have $104 million recorded in the consolidated financial statements, made up of the following components: $49 million of reserves in Accrued Income Tax, since we expect to resolve this amount within one year; $7 million receivable in Other

Receivables, representing the tax benefit for deductible interest since we expect to realize this amount within one year; and $62 million of reserves in Other Non-Current Liabilities since we do not expect to resolve this amount within one year. We believe that these reserves are adequate for our share of the liabilities in these tax matters. Any payments that would be made for these exposures could be significant to our cash from operations in the period a cash payment took place.

Legal Proceedings

     Information Resources, Inc.

     Introduction

      The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As noted below, D&B has contingent liability for this matter as a result of contractual commitments undertaken in connection with various corporate reorganizations since 1996, including our spin off from Moody’s/D&B2 in 2000. As more fully described below, VNU N.V., a publicly traded Dutch company, and its subsidiary ACNielsen Corporation (“ACNielsen”) have exclusive liability for any final judgment or settlement of this antitrust lawsuit, subject to a cap. The cap is determined based on the financial ability of VNU N.V. and ACNielsen to pay for any judgement or settlement. Under the contractual agreements described below, amounts in excess of the cap, if any, would be shared as follows: 25% for D&B; 25% for Moody’s; and the remaining 50% is shared by IMS and NMR (a subsidiary of VNU N.V.). For a description of the terms “Donnelly/D&B1,” Moody’s/D&B2 and “Moody’s” and the relationship between Donnelly/D&B1, Moody’s, Moody’s/D&B2 and D&B, see page 15 under the heading “Legal Proceedings.”

     Overview of the Lawsuit

      In July 1996, IRI filed a complaint in the U.S. District Court for the Southern District of New York, naming as defendants a company then known as The Dun & Bradstreet Corporation and now known as R.H. Donnelly (referred to in this 10-K as Donnelley/D&B1), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley/D&B1.

      The complaint alleges various violations of United States antitrust laws under Sections 1 and 2 of the Sherman Antitrust Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

      IRI’s antitrust claims allege that the defendants developed and implemented a plan to undermine IRI’s ability to compete within the U.S. and foreign markets in North America, Latin America, Asia,Europe and Australia/New Zealand through a series of anti-competitive practices, including: unlawfully tying/ bundling services in the markets in which defendants allegedly had monopoly power with services in markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.

      IRI’s complaint originally alleged damages in excess of $350 million, which IRI asked to be trebled under antitrust laws. IRI has since revised its allegation of damages to exceed $650 million, which IRI also asked to be trebled. IRI also seeks punitive damages in an unspecified amount.

      In April 2003, the Court denied a motion for partial summary judgment by the defendants that sought to dismiss certain of IRI’s claims and granted in part a motion by IRI seeking reconsideration of certain summary judgment rulings the Court had previously made in favor of the defendants. The motion granted by the Court concerns IRI’s claims of injuries from defendants’ alleged conduct in certain foreign markets.

      Discovery in the lawsuit is ongoing. The Court earlier set a trial date for September 2004. The Court rescinded that date in January 2004 and there is currently no trial date set.

     The Indemnity and Joint Defense Agreement

      In connection with the 1996 Distribution, Cognizant (now NMR), ACNielsen and Donnelley/D&B1 entered into an Indemnity and Joint Defense Agreement (the “JDA”), pursuant to which they agreed to:

•	allocate potential liabilities that may relate to, arise out of or result from the IRI lawsuit (“IRI Liabilities”); and

•	conduct a joint defense of such action.

      In particular, the JDA provides that:

•	ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities become payable as a result of a final non-appealable judgment or any settlement permitted under the JDA (the “ACN Maximum Amount”); and

•	Donnelley/D&B1 and Cognizant/NMR will share liability equally for any amounts in excess of the ACN Maximum Amount.

      As noted above, ACNielsen is responsible for the IRI Liabilities up to the ACN Maximum Amount. The JDA provides that ACNielsen initially is to determine the amount that it will pay at the time of settlement or a final judgment, if any, in IRI’s favor (the “ACN Payment”). The ACN Payment could be less than the ACN Maximum Amount. The JDA also provides for Donnelley/D&B1and Cognizant/NMR to pay IRI 50% of the difference between the settlement or judgment amount and the ACN Payment. In exchange, the JDA requires ACNielsen to issue a secured note (the “ACN Note”), subject to certain limits and offsets, to each of Donnelley/D&B1and Cognizant/NMR for the amount of their payment. The ACN Notes would become payable upon the completion of the recapitalization plan described in the paragraph below.

      The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to:

•	any recapitalization plan submitted by such investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion and without requiring stockholder approval; and

•	payment of interest on the ACN Notes and related fees and expenses.

      For these purposes, “viability” means the ability of ACNielsen, after giving effect to such recapitalization plan, the payment of interest on the ACN Notes, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to:

•	pay its debts as they become due; and

•	finance the current and anticipated operating and capital requirements of its business, as reconstituted by such recapitalization plan, for two years from the date any such recapitalization plan is expected to be implemented.

      The JDA also provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then Cognizant/NMR and Donnelley/D&B1 shall obtain the bond required for the appeal, and each shall pay 50% of the costs of such bond, if any, which cost will be added to IRI Liabilities. Under the terms of the 2000 Distribution, we would be responsible for 25% of the total costs of any bond.

     VNU N.V.’s and D&B’s Involvement in the Lawsuit

      In 2001, ACNielsen was acquired by VNU N.V. VNU N.V. assumed ACNielsen’s liabilities under the JDA, and pursuant to the JDA VNU N.V. is to be included with AC Nielsen for purposes of determining the ACN Maximum Amount.

      Under the terms of the 1998 Distribution, D&B2 assumed all potential liabilities of Donnelley/D&B1 arising from the IRI action. Under the terms of the 2000 Distribution, D&B undertook to be jointly and severally liable with Moody’s/ D&B2 for D&B2’s obligations to Donnelley/D&B1 under the 1998 Distribution, including for any liabilities arising under the JDA and arising from the IRI action itself. However, as between us and Moody’s/ D&B2, we agreed that under the 2000 Distribution, each of us and Moody’s/ D&B2 will be responsible for 50% of any payments required to be made by Moody’s/ D&B2 with respect to the IRI action under the terms of the 1998 Distribution, including legal fees or expenses related to the IRI action.

     D&B’s Potential Exposure in the Lawsuit

      As a result of the allocations of liability described above, we will be responsible for the payment of 25% of the portion of any judgment or settlement in excess of the ACN Maximum Amount (as adjusted to include VNU N.V.). Moody’s/ D&B2 will be responsible for the payment of an additional 25% (together constituting Donnelley/D&B1’s liability under the JDA for 50% of such amount) and Cognizant will be responsible for payment of the remaining 50% of liability in excess of the ACN Maximum Amount. IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the JDA. IMS is responsible for 75% of any such liability and NMR is responsible for 25% of any such liability up to $125 million. However, because liability for violations of the antitrust laws is joint and several and because many of the rights and obligations relating to the JDA are based on contractual relationships, the failure of a party to the JDA to fulfill its obligations could result in the other parties bearing a greater share of the IRI Liabilities. Joint and several liability means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants. This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between VNU N.V., ACNielsen, IMS, Donnelly/D&B1, NMR, Moody’s/ D&B2 and D&B.

      We are unable to predict the outcome of the IRI action or the financial condition of ACNielsen and VNU N.V. at the time of any such outcome (and hence we cannot estimate the ACN Maximum Amount and the portion of any judgment to be paid by VNU N.V. and ACNielsen under the JDA). Therefore, we are unable to predict at this time whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of this matter has been accrued in our consolidated financial statements.

     Hoover’s — Initial Public Offering Litigation

      On November 15, 2001, a putative shareholder class action lawsuit was filed against Hoover’s, certain of its then current and former officers and directors (the “Individual Defendants”), and one of the investment banks that was an underwriter of Hoover’s July 1999 initial public offering (“IPO”). The lawsuit was filed in the United States District Court for the Southern District of New York and purports to be a class action filed on behalf of purchasers of the stock of Hoover’s during the period from July 20, 1999, through December 6, 2000.

      A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against the Company and Individual Defendants. Plaintiffs allege that the underwriter defendant agreed to allocate stock in Hoover’s IPO to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices above the IPO price. Plaintiffs allege that the Prospectus for Hoover’s IPO was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. On July 15, 2002, Hoover’s moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements that set forth the terms of a settlement among the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the Court.

      If the settlement is ultimately approved and implemented in its current form, Hoover’s reasonably foreseeable exposure in this matter, if any, would be limited to amounts that would be covered by existing insurance. If the settlement is not approved in its current form, we cannot predict the final outcome of this matter or whether such outcome or ultimate resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.

Pension Plan Litigation

      In March 2003, a lawsuit seeking class action status was filed against us in federal court in Connecticut on behalf of 46 specified former employees. The complaint, as amended in July 2003 (the “Amended Complaint”), sets forth the following putative class:

•	current D&B employees who are participants in The Dun & Bradstreet Corporation Retirement Account and were previously participants in its predecessor plan, The Dun & Bradstreet Master Retirement Plan;

•	current employees of Receivable Management Services Corporation (“RMSC”) who are participants in The Dun & Bradstreet Corporation Retirement Account and were previously participants in its predecessor plan, The Dun & Bradstreet Master Retirement Plan;

•	former employees of D&B or D&B’s Receivable Management Services (“RMS”) operations who received a deferred vested retirement benefit under either The Dun & Bradstreet Corporation Retirement Account or The Dun & Bradstreet Master Retirement Plan; and

•	former employees of D&B’s RMS operations whose employment with D&B terminated after the sale of the RMS operations but who are not employees of RMSC and who, during their employment with D&B, were “Eligible Employees” for purposes of The Dun & Bradstreet Career Transition Plan.

      The Amended Complaint estimates that the proposed class covers over 5,000 individuals.

      There are four counts in the Amended Complaint: Count 1 claims that we violated ERISA by not paying severance benefits to plaintiffs under our Career Transition Plan. Count 2 claims a violation of ERISA in that our sale of the RMS business to RMSC and the resulting termination of our employees constituted a prohibited discharge of the plaintiffs and/or discrimination against the plaintiffs for the “intentional purpose of interfering with their employment and/or attainment of employee benefit rights which they might otherwise have attained.” Count 3 claims that the plaintiffs were materially harmed by our alleged violation of ERISA’s requirements that a summary plan description reasonably apprise participants and beneficiaries of their rights and obligations under the plans and that, therefore, undisclosed plan provisions (in this case, the actuarial deduction beneficiaries incur when they leave D&B before age 55 and elect to retire early) cannot be enforced against them. Count 4 claims that the 6 3/5% interest rate (the rate is actually 6 3/4%) used to actuarially reduce early retirement benefits is unreasonable and, therefore, results in a prohibited forfeiture of benefits under ERISA.

      The plaintiffs purport to seek payment of severance benefits; equitable relief in the form of either reinstatement of employment with D&B or restoration of employee benefits (including stock options); invalidation of the actuarial reductions applied to deferred vested early retirement benefits, including invalidation of the plan rate of 6 3/5% (the actual rate is 6 3/4%) used to actuarially reduce former employees’ early retirement benefits; attorneys’ fees and such other relief as the court may deem just.

      We deny all allegations of wrongdoing and are aggressively defending the case. In September 2003, we filed a motion to dismiss a majority of the claims in the Amended Complaint on the ground that plaintiffs cannot prevail with respect to those claims under any set of facts. The motion did not address the claim in Count 2 that challenges the sale of the RMS business as an intentional interference with employee benefit rights. Although we believe this claim is without merit, the nature of the allegation requires that it be addressed by a summary judgment motion at a later stage of the litigation after discovery has taken place. We are unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of this matter has been accrued in our consolidated financial statements.

Note 14. Segment Information

      The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources. We report our business on a geographical basis — with two operating segments, North America and International. Our product lines are Risk Management Solutions, Sales & Marketing Solutions, Supply Management Solutions and E-Business Solutions. We reclassify Receivable Management Services and all other divested businesses as “Receivable Management Services and Other Divested Businesses” (see Note 3). The accounting policies of our segments are the same as those described in Note 1. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenues. For management reporting purposes, we evaluate business segment performance before restructuring charges, certain other items we do not consider to reflect our underlying business performance and non-operating income or expenses. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility program, are not allocated to our business segments.

	Year Ended December 31,

	2003	2002	2001

Operating Revenues:
North America	$960.1	$912.1	$909.8
International	426.3	363.5	394.8

Consolidated Total	$1,386.4	$1,275.6	$1,304.6

Operating Income (Loss):
North America	$329.9	$313.1	$295.8
International	59.9	43.5	23.3

Total Divisions	389.8	356.6	319.1
All Other(1)	(98.0)	(100.7)	(95.5)

Consolidated Total	291.8	255.9	223.6
Non-Operating Income (Expense) — Net	(11.4)	(16.7)	30.0

Income before Provision for Income Taxes	$280.4	$239.2	$253.6

Depreciation and Amortization:(2)
North America	$41.1	$57.7	$56.9
International	19.6	23.9	33.1

Total Divisions	60.7	81.6	90.0
All Other	3.3	2.6	4.5

Consolidated Total	$64.0	$84.2	$94.5

	Year Ended December 31,

	2003	2002	2001

Capital Expenditures:
North America	$7.7	$10.6	$10.7
International	3.3	5.2	4.9

Total Divisions	11.0	15.8	15.6
All Other	—	—	0.6

Consolidated Total	$11.0	$15.8	$16.2

Additions to Computer Software and Other Intangibles:
North America	$16.5	$29.8	$30.0
International	2.8	7.7	4.4

Total Divisions	19.3	37.5	34.4
All Other	—	0.2	2.6

Consolidated Total	$19.3	$37.7	$37.0

Assets:
North America	$456.8	$366.0	$387.7
International	541.1	493.1	473.7

Total Divisions	997.9	859.1	861.4
All Other (primarily domestic pensions and taxes)	626.8	668.6	601.2

Consolidated Total	$1,624.7	$1,527.7	$1,462.6

Goodwill:
North America	$118.0	$51.6	$45.9
International	138.9	131.7	93.7

Consolidated Total	$256.9	$183.3	$139.6

Supplemental Geographic and Product Line Information:
Long-Lived Assets:
North America	$642.8	$534.8	$531.5
International	167.5	267.8	252.9

Consolidated Total	$810.3	$802.6	$784.4

Product Line Revenues:
North America:
Risk Management Solutions	$603.6	$594.3	$586.9
Sales & Marketing Solutions	294.1	289.1	257.1
Supply Management Solutions	33.4	28.7	26.4
E-Business Solutions	29.0	—	—

Total North America Core	960.1	912.1	870.4
Receivable Management Services and Other Divested Businesses	—	—	39.4

Total North America	960.1	912.1	909.8

	Year Ended December 31,

	2003	2002	2001

International:
Risk Management Solutions	339.0	283.2	274.0
Sales & Marketing Solutions	72.2	65.4	71.0
Supply Management Solutions	11.8	8.8	3.3

Total International Core	423.0	357.4	348.3
Receivable Management Services and Other Divested Businesses	3.3	6.1	46.5

Total International	426.3	363.5	394.8

Consolidated Total:
Risk Management Solutions	942.6	877.5	860.9
Sales & Marketing Solutions	366.3	354.5	328.1
Supply Management Solutions	45.2	37.5	29.7
E-Business Solutions	29.0	—	—

Consolidated Total Core	1,383.1	1,269.5	1,218.7
Receivable Management Services and Other Divested Businesses	3.3	6.1	85.9

Consolidated Total	$1,386.4	$1,275.6	$1,304.6

(1)	The following table itemizes “All Other”:

	Year Ended December 31,

	2003	2002	2001

Operating Income (Loss):
Corporate Costs	$(44.5)	$(38.4)	$(31.6)
Transition Costs (Costs to implement our Financial Flexibility program)	(22.3)	(31.4)	(28.4)
Restructuring Expense — Net	(17.4)	(30.9)	(28.8)
Loss on High Wycombe Building Sale	(13.8)	—	—
Reorganization Costs	—	—	7.0
Asset Write-offs for World Trade Center Attack	—	—	(1.0)
Other Asset Impairments	—	—	(6.2)
Murray Hill Facility Impairment	—	—	(6.5)

Total “All Other”	$(98.0)	$(100.7)	$(95.5)

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software, Goodwill (prior to 2002) and Other Intangibles.

Note 15. Supplemental Financial Data

      Other Current Assets:

	At December 31,

	2003	2002

Deferred Income Taxes	$27.5	$20.4
Prepaid Expenses	8.4	12.9
Other	6.0	5.8

	$41.9	$39.1

      Other Accrued and Current Liabilities:

	At December 31,

	2003	2002

Restructuring Accruals	$2.7	$18.2
Other Accrued Liabilities	126.6	133.9

	$129.3	$152.1

      Property, Plant and Equipment — Net, carried at cost:

	At December 31,

	2003	2002

Land	$4.7	$21.2
Buildings	28.9	125.9
Machinery and Equipment	221.0	236.4

	254.6	383.5
Less: Accumulated Depreciation	209.7	241.8

	44.9	141.7
Leasehold Improvements, less:
Accumulated Amortization of $20.4 and $17.9	10.2	8.0

	$55.1	$149.7

      Other Income (Expense) — Net:

	Year Ended December 31,

	2003	2002	2001

Other Expense — Net	$(1.5)	$(2.3)	$(3.9)
Gain (Loss) on Sale of Businesses(1)	(2.5)	5.0	56.3
Write-off of Investments(1)	—	(2.9)	(6.1)
Insurance Recovery	7.0	—	—

	$3.0	$(0.2)	$46.3

(1)	See Note 3 to these consolidated financial statements.

      Computer Software and Goodwill:

	Computer
	Software	Goodwill

January 1, 2002	$103.6	$139.6
Additions at cost	37.6	—
Amortization	(63.3)	—
Divestitures	(8.9)	—
Acquisitions	0.4	22.6
Other(2)	0.1	21.1

December 31, 2002	69.5	183.3
Additions at cost	19.3	—
Amortization	(40.9)	—
Divestitures	—	(2.3)
Assets Held for Sale	—	(20.9)
Acquisitions	0.2	71.3
Other(2)	(0.9)	25.5

December 31, 2003	$47.2	$256.9

(2)	Impact of foreign currency fluctuations.

      Other Intangibles:

	Customer	Trademarks,
	Lists	Patents and Other	Total

January 1, 2002	$9.2	$0.2	$9.4
Additions at cost	—	0.2	0.2
Operating Amortization	(0.9)	(1.0)	(1.9)
Other(3)	(0.7)	0.7	—

December 31, 2002	7.6	0.1	7.7
Additions at cost	9.4	5.1	14.5
Operating Amortization	(3.1)	—	(3.1)
Other(4)	(6.3)	—	(6.3)

December 31, 2003	$7.6	$5.2	$12.8

(3)	Impact of foreign currency fluctuations.

(4)	Due to assets held for sale.

      Allowance for Doubtful Accounts:

January 1, 2001	$19.5
Additions changed to costs and expenses	13.3
Write-offs	(11.8)

December 31, 2001	21.0
Additions charged to costs and expenses	15.3
Write-offs	(13.3)

December 31, 2002	23.0
Additions charged to costs and expenses	4.1
Write-offs	(5.3)

December 31, 2003	$21.8

Deferred Tax Asset Valuation Allowance:

January 1, 2001	$77.6
Additions charged (credited) to costs and expenses	(7.4)

December 31, 2001	70.2
Additions charged (credited) to costs and expenses	(13.4)

December 31, 2002	56.8
Additions charged (credited) to costs and expenses	21.9
Additions charged (credited) to other accounts(5)	(2.3)

December 31, 2003	$76.4

(5)	Amount represents a decrease to goodwill associated with the Data House acquisition. See Note 4 to these consolidated financial statements.

Note 16. Quarterly Financial Data (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

2003
Operating Revenues:
North America	$226.5	$229.3	$229.2	$275.1	$960.1
International	88.2	105.7	103.1	129.3	426.3

Consolidated Operating Revenues	$314.7	$335.0	$332.3	$404.4	$1,386.4

Operating Income (Loss):
North America	$80.3	$68.4	$75.3	$105.9	$329.9
International	1.3	16.4	10.8	31.4	59.9

Total Divisions	81.6	84.8	86.1	137.3	389.8
All Other(1)	(26.0)	(23.7)	(32.0)	(16.3)	(98.0)

Consolidated Operating Income	$55.6	$61.1	$54.1	$121.0	$291.8

Net Income	$37.1	$35.1	$28.8	$73.5	$174.5

Basic Earnings Per Share of Common Stock(2)	$.50	$.47	$.39	$1.01	$2.37

Diluted Earnings Per Share of Common Stock(2)	$.48	$.46	$.38	$.98	$2.30

2002
Operating Revenues:
North America	$239.7	$215.2	$212.2	$245.0	$912.1
International	75.0	90.7	86.7	111.1	363.5

Consolidated Operating Revenues	$314.7	$305.9	$298.9	$356.1	$1,275.6

Operating Income (Loss):
North America	$80.2	$66.0	$67.6	$99.3	$313.1
International	(4.0)	14.1	7.8	25.6	43.5

Total Divisions	76.2	80.1	75.4	124.9	356.6
All Other(1)	(17.2)	(49.3)	(16.6)	(17.6)	(100.7)

Consolidated Operating Income	$59.0	$30.8	$58.8	$107.3	$255.9

Net Income	$33.5	$10.9	$34.7	$64.3	$143.4

Basic Earnings Per Share of Common Stock(2)	$.45	$.15	$.47	$.86	$1.93

Diluted Earnings Per Share of Common Stock(2)	$.43	$.14	$.45	$.84	$1.87

(1)	The following table itemizes the components of the “All Other” category of Operating Income (Loss) (see Note 3 to these consolidated financial statements):

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

Operating Income (Loss):
2003:
Restructuring Expense	$(10.9)	$(4.9)	$(1.6)	$—	$(17.4)
Loss on High Wycombe, England, Building Sale	—	—	(13.8)	—	(13.8)
Corporate Costs	(9.7)	(11.3)	(9.9)	(13.6)	(44.5)
Transition Costs (Costs to implement our Financial Flexibility program)	(5.4)	(7.5)	(6.7)	(2.7)	(22.3)

Total	$(26.0)	$(23.7)	$(32.0)	$(16.3)	$(98.0)

2002:
Restructuring Expense	$—	$(30.9)	$—	$—	$(30.9)
Corporate Costs	(9.8)	(9.1)	(8.0)	(11.5)	(38.4)
Transition Costs (Costs to implement our Financial Flexibility program)	(7.4)	(9.3)	(8.6)	(6.1)	(31.4)

Total	$(17.2)	$(49.3)	$(16.6)	$(17.6)	$(100.7)

(2)	The number of weighted average shares outstanding changes as common shares are issued for employee benefit plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

Note 17. Subsequent Events (Unaudited)

Assets Held for Disposal — Nordic Operations

      On October 9, 2003, we signed an agreement to sell our operations in Sweden, Denmark, Norway, and Finland (“Nordic operations”) to Bonnier Affarsinformation AB. On December 1, 2003, the transaction closed and we received proceeds of $42.7 million, consisting of cash of $35.5 million, notes receivable of $5.9 million and another receivable of $1.3 million. We will recognize a pre-tax gain of $7.9 million in the first quarter of 2004 as a result of our International November 30 fiscal year end. Our Nordic operations generated approximately $50.9 million in revenue in 2003.

      We have reclassified the assets and liabilities relating to the Nordic operations to Assets and Liabilities Held for Sale in our Consolidated Balance Sheet as of December 31, 2003. Assets Held for Sale of $41.5 million is primarily made up of accounts receivable, other intangible assets, and goodwill. Liabilities Held for Sale of $12.5 million is primarily made up of accounts payable, accrued liabilities and deferred revenue. The Nordic operations belong to our International segment.

Assets Held for Disposal — India Operations

      On December 13, 2003, we signed an agreement to sell our operations in India and our distribution channels in Pakistan and the Middle East for $7.7 million. We will recognize a pre-tax gain of approximately $3.5 million in the first quarter of 2004 as a result of our International November 30 fiscal year end. In 2003 revenue generated from these operations and distribution channels was approximately $6.4 million. The transaction closed on February 29, 2004.

      We have reclassified the assets and liabilities relating to the India operations to Assets and Liabilities Held for Sale in our Consolidated Balance Sheet as of December 31, 2003. Assets Held for Sale of $11.1 million is primarily made up of cash and goodwill. Liabilities Held for Sale of $1.4 million is primarily made up of accrued liabilities and deferred revenue. The Assets and Liabilities Held for Sale are subject to change through the closing of the transaction. The Indian operations belong to our International segment.

Share Repurchase Program

      In February 2004, we announced that our board of directors authorized a one-year share repurchase program of up to $200 million, funded with cash on hand and future cash flow. This program is in addition to our existing share repurchase program to offset the dilutive effect of shares issued under employee benefit plans. At current market prices, this represents approximately 6% of shares outstanding. Through February 29, 2004, we repurchased 632,000 shares at an aggregate cost of $33.9 million. At current market prices, when we complete this program, we will have reduced shares outstanding by over 15% since the beginning of 2001.

Financial Flexibility Program

      In February 2004, we announced our intentions to implement the next phase of our Financial Flexibility program. The actions associated with this phase, which will be implemented continuously throughout 2004, include continuing to streamline our data acquisition to delivery process, re-engineering business operations in our international segment, consolidating technology spending, improving controls and increasing emphasis on business-decision support, and consolidating our purchasing spend worldwide

      These program actions are expected to deliver $70 million to $80 million on an annualized basis before any reallocation of spending. As a result, we expect to incur restructuring charges recognized in accordance with SFAS No. 146, in 2004, of $30 million to $35 million associated with this series of initiatives. In addition, we anticipate that we will incur transition costs of between $18 million to $22 million to complete the actions embedded within the plan.

      This re-engineering phase will have a high start-up cost, due to the use of consultants in lieu of in-house staff. As such, we will incur a significant amount of consulting costs, within Corporate and Other, in the first quarter of 2004. In April 2004, we plan on communicating the final program estimates for each of these actions including final annual savings amounts, restructuring charges, transition costs, and headcount impacted by this series of initiatives.

Item 9.	Changes in and Disagreements with Accountants on Auditing and Financial Disclosure

      Not Applicable.

Item 9a.	Controls and Procedures

Evaluation of Disclosure Controls

      We evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the 2003 fiscal year. This evaluation (“Controls Evaluation”) was done with the participation of our chairman and chief executive officer (“CEO”) and chief financial officer (“CFO”).

      Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

      Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within D&B have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

      Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in providing reasonable assurance that material information relating to D&B is made known to management on a timely basis during the period when our periodic reports are being prepared.

      There were no changes in our Internal Controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART III

Item 10.	Directors and Executive Officers of the Registrant*

      Our Corporate Governance Principles, Code of Conduct and the charters of our Audit, Board Affairs and Compensation & Benefits committees are available on our Web site and are available in print, without charge, to any shareholder upon request by contacting our Corporate Secretary, c/o The Dun & Bradstreet Corporation 103 JFK Parkway, Short Hills, New Jersey 07078-2708. Our website address is http://www.dnb.com.

      We have adopted a Code of Conduct that applies to all of our directors, officers and employees (including our Chief Executive Officer, Chief Financial Officer and Corporate Controller) and have posted the Code of Conduct on our Web site. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to our Chief Executive Officer, Chief Financial Officer and Corporate Controller by posting this information on our Web site. Our Web site address is listed above.

      The information on our Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Item 11.	Executive Compensation*

Item 12.	Security Ownership of Certain Beneficial Owners and Management*

      The following table provides information as of December 31, 2003, regarding shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

	(A)	(B)	(C)

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(A))

Equity compensation plans approved by security holders(1)	9,253,742 (2)	$25.10	4,748,111 (3)

(1)	This table includes information for two equity compensation plans adopted in connection with our separation from Moody’s. As of December 31, 2003, a total of 3,139,639 shares of D&B common stock were issuable upon exercise of outstanding options and other rights under those two plans. The weighted average exercise price of those outstanding options and other rights is $14.43 per share. No additional options or other rights may be granted under those two plans.

(2)	Includes options for 9,203,120 shares of D&B common stock, restricted stock units for 43,876 shares of D&B common stock and deferred performance shares for 6,746 shares of D&B common stock. This amount does not include outstanding shares of restricted common stock of 176,570.

      * Information regarding our Corporate Governance Principles, Code of Conduct and Committee Charters is set forth in Item 10 of this Form 10-K. Information regarding our equity compensation plans is set forth under Item 12. Information relating to our executive officers is set forth in Part I of this Form 10-K. All other information called for by Items 10-14 will be contained in our definitive proxy statement for use in connection with our annual meeting of shareholders scheduled to be held on May 4, 2004. Such information is incorporated into this Form 10-K by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

(3)	Includes shares available for future purchases under our 2000 Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2003, an aggregate of 1,097,570 shares of D&B common stock were available for purchase under the ESPP.

Item 13.	Certain Relationships and Related Transactions*

Item 14.	Principal Accountant Fees and Services*

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) List of documents filed as part of this report.

      (1) Financial Statements.

      See Index to Financial Statements and Schedules in Part II, Item 8 on page 58 of this Form 10-K.

      (2) Financial Statement Schedules.

      None.

      (3) Exhibits.

      See Index to Exhibits on pages 110 to 113 of this Form 10-K.

      (b) Reports on Form 8-K.

      During the last quarter of our fiscal year ended December 31, 2003, we furnished a Current Report on Form 8-K on October 27, 2003, covering Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Conditions.

      Since the end of our fiscal year ended December 31, 2003, we have furnished one report on Form 8-K. We furnished a Current Report on Form 8-K on February 2, 2004, covering Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Conditions. This Form 8-K included the press release announcing our financial results for the fourth quarter and full year ended December 31, 2003.

      (c) Exhibits.

      See Index to Exhibits on pages 110 to 113 of this Form 10-K.

      (d) Financial Statement Schedules.

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2004.

THE DUN & BRADSTREET CORPORATION
(Registrant)

By:	/s/ ALLAN Z. LOREN

Allan Z. Loren
Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 5, 2004.

/s/ ALLAN Z. LOREN Allan Z. Loren	Director and Chairman and Chief Executive Officer(principal executive officer)

/s/ SARA MATHEW Sara Mathew	Senior Vice President and Chief Financial Officer(principal financial officer)

/s/ MARY JANE RAYMOND Mary Jane Raymond	Vice President and Corporate Controller(principal accounting officer)

/s/ STEVEN W. ALESIO Steven W. Alesio	Director and President and Chief Operating Officer

/s/ JOHN W. ALDEN John W. Alden	Director

/s/ RONALD L. KUEHN, JR. Ronald L. Kuehn, Jr.	Director

/s/ VICTOR A. PELSON Victor A. Pelson	Director

/s/ SANDRA E. PETERSON Sandra E. Peterson	Director

/s/ MICHAEL R. QUINLAN Michael R. Quinlan	Director

/s/ FREDERIC V. SALERNO Frederic V. Salerno	Director

/s/ NAOMI O. SELIGMAN Naomi O. Seligman	Director

INDEX TO EXHIBITS

Regulation
S-K
Exhibit
Number

3.	Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of the Registrant, as amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10, file number 1-15967, filed June 27, 2000).
4.	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, file number 1-15967, filed September 11, 2000).
4.2	Rights Agreement, dated as of August 15, 2000, between the Registrant (f.k.a. The New D&B Corporation) and EquiServe Trust Company, N.A., as Rights Agent, which includes the Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A thereto, the Form of Right Certificate as Exhibit B thereto and the Summary of Rights to Purchase Preferred Shares as Exhibit C thereto (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, file number 1-15967, filed September 15, 2000).
4.3	Five Year Credit Agreement, dated as of September 11, 2000, among the Registrant (f.k.a. The New D&B Corporation), The Chase Manhattan Bank, Citibank, N.A. and the Bank of New York (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
4.4	Indenture dated as of March 22, 2001, by and between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 15, 2001).
4.5	Forms of 6.625% Senior Notes due 2006 (incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 15, 2001).
4.6	Amended and Restated Credit Agreement dated as of September 5, 2003, among the Registrant, JPMorgan Chase Bank, Citibank, N.A., Bank of Tokyo-Mitsubishi Trust Company, The Bank of New York and the Northern Trust Company (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2003).
10.	Material Contracts
10.1	Distribution Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
10.2	Tax Allocation Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
10.3	Employee Benefits Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).

Regulation
S-K
Exhibit
Number

10.4	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
10.5	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to R.H. Donnelley Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).
10.6	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).
10.7	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).
10.8	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).
10.9	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).
10.10	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).
10.11	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).
10.12	Indemnity and Joint Defense Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit l0(aa) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).
10.13	Amended and Restated Agreement of Limited Partnership of D&B Investors L.P., dated April 1, 1997 (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).
10.14	D&B Guaranty, dated as of April 1, 1997, given by The Dun & Bradstreet Corporation in favor of Utrecht-America Finance Co. and Leiden Inc. (as assumed by the Registrant) (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

Regulation
S-K
Exhibit
Number

10.15	†	The Dun & Bradstreet Executive Transition Plan (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000) (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
10.16	†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
10.17	†	Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form l0-Q, file number 1-15967, filed November 14, 2000).
10.18	†	Supplemental Executive Benefit Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
10.19	†	Profit Participation Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
10.20	†	Employment Agreement, dated May 15, 2000, by and between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and Allan Z. Loren (as assumed by the Registrant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10/ A-3, file number 1-15967, filed September 14, 2000).
10.21	†	The Dun & Bradstreet Career Transition Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 4, 2002).
10.22	†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
10.23	†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
10.24	†	The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (as amended and restated June 20, 2001) (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 1, 2001).
10.25	†	2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).
10.26	†	The Dun & Bradstreet Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as assumed by the Registrant) (incorporated by reference to Exhibit 10.18 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed October 20, 1999).
10.27	†	Form of Limited Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.25 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998).
10.28	†	The Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).
10.29	†	The Dun & Bradstreet Corporation Cash Incentive Plan (incorporated by reference to to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).

Regulation
S-K
Exhibit
Number

10.30	†	Form of Detrimental Conduct Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 4, 2002).
10.31	†	Amendment to Employment Agreement, dated February 2002, by and between Allen Z. Loren and the Registrant (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 4, 2002).
10.32	†	Key Employees’ Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 6, 2002).
10.33	†	Letter Agreement dated March 20, 2002, between the Registrant and Steven W. Alesio (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 6, 2002).
10.34		Technology Services Agreement between the Registrant and Computer Sciences Corporation, dated June 27, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 13, 2002).
10.35	†	Employment Agreement dated July 8, 2002, by and between Steven W. Alesio and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 13, 2002).
10.36	†	The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 38, 2003).
21.		Subsidiaries of the Registrant
21.1*		List of Active Subsidiaries as of December 31, 2003.
23.		Consents of Experts and Counsel
23.1*		Consent of PricewaterhouseCoopers LLP.
31.		Rule 13a-14(a)/ 15(d)-14(a) Certifications
31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.		Section 1350 Certifications
32.1*		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Represents a management contract or compensatory plan.