Form 10-Q
period 2004-03-31
DUN & BRADSTREET CORP/NW
filed 2004-05-04
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-15967

The Dun & Bradstreet Corporation

(Exact name of registrant as specified in its charter)

Delaware	22-3725387
(State of incorporation)	(I.R.S. Employer Identification No.)
103 JFK Parkway, Short Hills, NJ (Address of principal executive offices)	07078 (ZIP Code)

Registrant’s telephone number, including area code:

(973) 921-5500

          Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding
Title of Class	at March 31, 2004

Common Stock, par value $0.01 per share	71,115,917

THE DUN & BRADSTREET CORPORATION

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)

	(Amounts in millions, except
	share and per share data)
Revenue	$343.4	$314.7
Operating Expenses	103.2	106.1
Selling and Administrative Expenses	152.5	125.9
Depreciation and Amortization	12.0	16.2
Restructuring Charge	10.2	10.9

Operating Costs	277.9	259.1

Operating Income	65.5	55.6

Interest Income	2.1	0.8
Interest Expense	(4.6)	(4.5)
Other Income (Expense) — Net	12.5	6.8

Non-Operating Income (Expense) — Net	10.0	3.1

Income Before Provision for Income Taxes	75.5	58.7
Provision for Income Taxes	25.7	21.6

Net Income	$49.8	$37.1

Basic Earnings per Share of Common Stock	$.69	$.50

Diluted Earnings per Share of Common Stock	$.66	$.48

Weighted Average Number of Shares Outstanding — Basic	71,869,000	74,448,000
Weighted Average Number of Shares Outstanding — Diluted	74,816,000	76,707,000

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)

	(Amounts in millions, except
	per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$197.4	$239.0
Marketable Securities	95.9	5.1
Accounts Receivable, Net of Allowance of $21.2 at March 31, 2004 and $21.8 at December 31, 2003	345.9	355.8
Assets Held for Sale	37.0	52.6
Other Current Assets	61.7	78.3

Total Current Assets	737.9	730.8

Non-Current Assets
Property, Plant and Equipment, Net	54.2	55.1
Prepaid Pension Costs	426.2	414.5
Computer Software, Net	41.1	47.2
Goodwill, Net	241.7	256.9
Deferred Income Taxes	65.5	56.0
Other Non-Current Assets	68.6	64.2

Total Non-Current Assets	897.3	893.9

Total Assets	$1,635.2	$1,624.7

Current Liabilities
Accounts and Notes Payable	$34.1	$50.9
Accrued Payroll	53.9	101.2
Accrued Income Tax	49.3	49.3
Liabilities Held for Sale	30.8	13.9
Other Accrued and Current Liabilities	126.9	129.3
Deferred Revenue	435.7	391.3

Total Current Liabilities	730.7	735.9

Pension and Postretirement Benefits	467.8	459.9
Long Term Debt	299.9	299.9
Other Non-Current Liabilities	89.1	80.6
Contingencies (Note 7)
Shareholders’ Equity
Preferred Stock, $0.01 par value per share, authorized — 10,000,000 shares; outstanding — none
Series Common Stock, $0.01 par value per share, authorized — 10,000,000 shares; outstanding — none
Common Stock, $0.01 par value per share, authorized — 200,000,000 shares; issued — 81,945,520 shares	0.8	0.8
Unearned Compensation Restricted Stock	(2.8)	(3.3)
Capital Surplus	199.1	204.4
Retained Earnings	508.3	458.5
Treasury Stock, at cost, 10,829,603 and 9,692,002 shares at March 31, 2004 and December 31, 2003, respectively	(410.4)	(341.6)
Cumulative Translation Adjustment	(154.2)	(177.3)
Minimum Pension Liability Adjustment	(93.1)	(93.1)

Total Shareholders’ Equity	47.7	48.4

Total Liabilities and Shareholders’ Equity	$1,635.2	$1,624.7

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in millions)
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$49.8	$37.1
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	12.0	16.2
Gain from Sales of Businesses	(11.7)	(0.4)
Income Tax Benefit due to Exercise of Stock Awards Under Incentive Plans	3.1	2.3
Restructuring Expense, Net and Other Asset Impairments	11.0	10.9
Restructuring Payments	(6.7)	(8.6)
Deferred Income Taxes	1.5	(0.5)
Accrued Income Taxes, Net	19.6	18.9
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	8.1	21.6
Net (Increase) Decrease in Other Current Assets	1.3	(0.6)
Net Increase in Deferred Revenue	61.0	43.9
Net Decrease in Accounts Payable	(15.8)	(16.0)
Net Decrease in Accrued Liabilities	(47.7)	(46.7)
Net Decrease in Other Accrued and Current Liabilities	(5.9)	(6.2)
Changes in Non-Current Assets and Liabilities:
Increase in Other Long Term Assets	(13.4)	(14.3)
Net Increase in Long Term Liabilities	5.3	3.1
Other	(0.3)	—

Net Cash Provided by Operating Activities	71.2	60.7

Cash Flows from Investing Activities:
Net Investments in Marketable Securities	(87.7)	(7.4)
Proceeds from Sales of Businesses	42.3	0.7
Payments for Acquisitions of Businesses, Net of Cash Acquired	—	(82.8)
Cash Settlements of Foreign Currency Contracts	(8.8)	3.7
Capital Expenditures	(3.2)	(3.7)
Additions to Computer Software and Other Intangibles	(1.7)	(2.2)
Net Assets Held for Sales of Businesses	(2.2)	—
Other	—	0.7

Net Cash Used in Investing Activities	(61.3)	(91.0)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(84.7)	(13.2)
Net Proceeds from Stock Plans	8.0	4.9
Other	0.4	0.2

Net Cash Used in Financing Activities	(76.3)	(8.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	24.8	(4.2)

Decrease in Cash and Cash Equivalents	(41.6)	(42.6)
Cash and Cash Equivalents, Beginning of Period	239.0	191.9

Cash and Cash Equivalents, End of Period	$197.4	$149.3

Supplemental Disclosure of Cash Flow Information:
Cash Paid
Income Taxes, Net of Refunds	$5.2	$4.4
Interest	$8.6	$8.5

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Note 1 — Basis of Presentation

      These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B” or “we”) Annual Report on Form 10-K for the year ended December 31, 2003. The consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. We have reclassified certain prior period amounts to conform to our current presentation.

Note 2 — Recent Accounting Pronouncements

      In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“FAQ”) issued with SAB No. 101. The adoption of SAB No. 104 in the first quarter of 2004 did not have a material impact on our consolidated financial statements.

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. In connection with this Act, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which permits a company that provides prescription drug benefits to make a one-time election to defer accounting for the effects of this Act. Pursuant to this guidance, we chose to defer recognition of the potential effects of the Act in our 2003 and first quarter of 2004 financial statements. This decision was made largely due to the number of open questions about select provisions of the Act and a lack of authoritative accounting guidance concerning certain technical matters. Therefore, the postretirement benefit obligations and costs reported in these financial statements do not yet reflect any potential impact of the Act. Specific, authoritative guidance on the accounting for the government subsidy is still pending. Once issued, the guidance will define the specific transition accounting requirements that may require companies to change their current accounting. D&B will review its retiree health care strategy in light of the Act. We may need to amend our retiree health program in order to obtain the financial benefits allowed under the new Medicare prescription drug program.

      In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as described in SFAS No. 133. SFAS No. 149 is generally effective for derivative instruments entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. The adoption of SFAS No. 150, beginning July 1, 2003, did not have a material impact on our consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and established standards for determining the circumstances under which a variable interest entity (“VIE”) should be consolidated with its primary beneficiary. FIN No. 46 also requires disclosure about VIEs that we are not required to consolidate but in which we have a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 31, 2003. In December 2003, the FASB issued FIN No. 46R which made some revisions and replaced the original FIN No. 46. The adoption of FIN No. 46R in the first quarter of 2004 did not have a material impact on our consolidated financial statements.

Note 3 — Impact of Implementation of the Blueprint for Growth Strategy

Restructuring Charges

      Since the launch of our Blueprint for Growth strategy, we have leveraged financial flexibility to fund investments for growth and to create shareholder value. In each of these programs, we have incurred a restructuring charge, which generally consists of employee severance and termination costs, asset write-offs, and/or costs to terminate lease obligations.

      During the first quarter of 2004, we recognized a $10.2 million restructuring charge in connection with our 2004 Financial Flexibility program in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included $9.3 million for severance and termination costs related to approximately 150 employees and $0.9 million for lease termination obligations. During the first quarter of 2004, approximately 100 employees were terminated in conjunction with our current year Financial Flexibility program. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations and additional restructuring charges will be incurred throughout 2004, as additional program actions are taken. In total, we expect to record approximately $30 million to $35 million for all restructuring charges related to the 2004 Financial Flexibility program including $28 million to $32 million for severance and termination costs related to approximately 1,000 positions and $2 million to $3 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees.

      During the first quarter of 2003, we recorded $10.9 million of restructuring charges in connection with the fourth phase of our Financial Flexibility program in accordance with SFAS No. 146. The charge included $10.6 million for severance and termination costs related to approximately 350 employees (including a $0.5 million pension plan curtailment charge as discussed in the following paragraph) and $0.3 million for lease termination obligations.

      In accordance with SFAS No. 87 and SFAS No. 88, we are required to recognize a one-time curtailment charge for the estimated pension expense impact to the Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”) in connection with the severance related actions of the fourth phase of our Financial Flexibility program announced on January 13, 2003. The curtailment accounting requirement of SFAS No. 88 requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g., full vesting). For the U.S. Qualified Plan, these items together resulted in an immediate curtailment charge to earnings of $0.5 million in the first quarter of 2003, which is included in the $10.6 million severance and termination costs described above.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      As of March 31, 2004, we have terminated approximately 3,300 employees since the inception of the Financial Flexibility program in October 2000, including the approximately 400 employees who were transitioned to Computer Sciences Corporation (“CSC”) as part of our outsourcing of certain technology functions. This will bring the total number of employees terminated (via termination and voluntary attrition) in connection with our Financial Flexibility programs, since their inception of the Financial Flexibility program in October 2000, to including the approximately 3,300, reflecting the elimination of 3,600 positions (including 300 open positions). All severance related actions were completed as of September 30, 2003 for the first four phases of the Financial Flexibility program.

      The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2004 Financial Flexibility program.

	Severance	Lease
	and	Termination
	Termination	Obligations	Total

2004 Restructuring Charges —
Charge Taken during First Quarter 2004	$9.3	$0.9	$10.2
Payments during First Quarter 2004	(3.8)	(0.9)	(4.7)

Balance Remaining as of March 31, 2004	$5.5	$—	$5.5

      The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to the fourth phase of our Financial Flexibility program.

	Severance		Lease
	and	Pension	Termination
	Termination	Curtailment	Obligations	Total

2003 (Phase IV) Restructuring Charges —
Total Charge Incurred during 2003	$16.6	$0.5	$0.3	$17.4

Charge Taken during First Quarter 2003	$10.1	$0.5	$0.3	$10.9
Payments/ Curtailment during First Quarter 2003	(2.6)	(0.5)	—	(3.1)

Balance Remaining as of March 31, 2003	7.5	—	0.3	7.8

Charge Taken during Second Quarter 2003	4.9	—	—	4.9
Payments during Second Quarter 2003	(4.5)	—	(0.1)	(4.6)

Balance Remaining as of June 30, 2003	7.9	—	0.2	8.1

Charge Taken during Third Quarter 2003	1.6	—	—	1.6
Payments during Third Quarter 2003	(4.0)	—	—	(4.0)

Balance Remaining as of September 30, 2003	5.5	—	0.2	5.7

Payments during Fourth Quarter 2003	(4.6)	—	(0.1)	(4.7)

Balance Remaining as of December 31, 2003	0.9	—	0.1	1.0

Payments during First Quarter 2004	(0.8)	—	—	(0.8)

Balance Remaining as of March 31, 2004(1)	$0.1	$—	$0.1	$0.2

(1)	Severance and Lease Termination Payments will be completed during 2004.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 4 — Notes Payable and Indebtedness

      Our borrowings at March 31, 2004 and December 31, 2003, including interest rate swaps designated as hedges, are summarized below:

	March 31,	December 31,
	2004	2003

Fair value of long-term, fixed rate notes	$304.4	$304.7
Fair value of interest rate swaps	(4.6)	(4.9)
Other	0.1	0.1

Long-Term Debt	$299.9	$299.9

      The notes with face value of $300 million have a five-year term maturing in March 2006 and bear interest at a fixed annual rate of 6.625%, payable semiannually. We have entered into interest rate swap agreements to hedge a portion of this long-term debt (see our Annual Report on Form 10-K for the year ended December 31, 2003 for a more detailed description).

     Other Credit Facilities

      At March 31, 2004 we had a total of $275 million of bank credit facilities available at prevailing short-term interest rates, including a 364-day term facility which is renewed annually, and a multi-year term facility which will expire in September 2005. These facilities also support our commercial paper borrowings up to $275 million. We have not drawn on either facility since their inception nor did we have any borrowings outstanding under either facility at March 31, 2004. We have also not borrowed under our commercial paper program in 2004. We believe that cash flows generated from operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs. The facilities require the maintenance of interest coverage and total debt to EBITDA ratios (as defined in the agreement). As of March 31, 2004, we were in compliance with these requirements.

Note 5 —	Reconciliation of Weighted Average Shares

	Three Months Ended
	March 31,

	2004	2003

	(Share data in
	thousands)
Weighted average number of shares — basic	71,869	74,448
Dilutive effect of shares issuable under stock options, restricted stock and performance share plans	2,811	2,138
Adjustment of shares applicable to stock options exercised during the period and performance share plans	136	121

Weighted average number of shares — diluted	74,816	76,707

      During the first quarter of 2004 and 2003, we repurchased 435,768 and 70,000 shares of stock for $23.2 million and $2.4 million, respectively to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. During the first quarter of 2004, we also repurchased 1,139,272 shares in connection with a previously announced $200 million share repurchase program for $61.5 million. During the first quarter of 2003, we also repurchased 314,500 shares in connection with a previously announced $100 million share repurchase program for $10.8 million.

      Options to purchase 710,340 and 1,556,120 shares of common stock were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. Our options generally expire 10 years after the grant date.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 6 —	Comprehensive Income

      Total comprehensive income for the three months ended March 31, 2004 and 2003, which includes net income and other gains and losses that affect shareholders’ equity, was as follows:

	Three Months Ended
	March 31,

	2004	2003

Net Income	$49.8	$37.1
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	23.1	1.6

Total Comprehensive Income	$72.9	$38.7

Note 7 —	Contingencies

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

      In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin off by D&B1 of its stock in ACNielsen and Cognizant. In June 1998, D&B1 separated through a spin off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/D&B1”), spun off its stock in a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Form 10-Q as “Moody’s/D&B2”), spun off its stock in a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Form 10-Q as “D&B”) (the “2000 Distribution”).

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Tax Matters

      Moody’s/D&B2 and its predecessors entered into global tax-planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. The status of Internal Revenue Service reviews of these initiatives is summarized below.

      Pursuant to a series of agreements, IMS and NMR are jointly and severally liable for and must pay one-half, and we and Moody’s/D&B2 are jointly and severally liable for and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the tax matters summarized below (other than the matter summarized below as “Amortization and Royalty Expense Deductions/Royalty Income 1997-2004,” for which we and Moody’s/ D&B2 are solely responsible). Moody’s/ D&B2 was contractually obligated to pay, and did pay, that $137 million in connection with the matter summarized below as “Utilization of Capital Losses — 1989-1990.”

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

Royalty Expense Deductions — 1993-1997

      In the second quarter of 2003, we received on behalf of Donnelley/D&B1 a proposed notice of deficiency from the IRS proposing adjustments with respect to a partnership transaction entered into in 1993.

      Specifically, the IRS is proposing to disallow certain royalty expense deductions claimed by Donnelley/D&B1 on its 1993-1996 tax returns. We estimate that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to us of $5 million in pending tax refunds. We also estimate that the net impact to cash flow with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to $44.4 million (tax, interest and penalties, net of associated tax benefits).

      In addition, and also in the second quarter of 2003, we received on behalf of the partnership associated with the above transaction a notice of proposed adjustment from the IRS challenging the tax treatment of certain royalty payments received by the partnership in which Donnelley/D&B1 was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to Donnelley/D&B1. In January 2004 we received, on behalf of the partnership, a notice of proposed parternership adjustment, and on behalf of Donnelley/D&B1 a notice of proposed adjustment (similar to those received in the second quarter of 2003) associated with Donnelley/D&B1’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. In April 2004, we received on behalf of Donnelley/D&B1, a proposed notice of deficiency proposing the adjustments described in the January 2004 notice. The net impact to cash flow with respect to our share of this income for the Notices received in 2003 and 2004 could be up to $22 million (tax, interest and penalties, net of associated tax benefits).

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We believe that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $22 million would be in addition to the $44.4 million noted above related to royalty expense deductions discussed in the previous paragraph.

      We have filed protests relating to these proposed adjustments with the IRS Office of Appeals. The parties are attempting to resolve these matters at the Appeals phase before proceeding to litigation, if necessary. If the IRS were to prevail in its position, we would share responsibility for the matter with Moody’s/D&B2, IMS and NMR, as disclosed above. If we, on behalf of Donnelley/D&B1, were to challenge, at any time, any of these IRS positions in a U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts would need to be paid in advance for the Court to have jurisdiction over the case.

Amortization and Royalty Expense Deductions/ Royalty Income — 1997-2004

      In the fourth quarter of 2003, we received on behalf of Donnelley/D&B1 and Moody’s/D&B2, IRS Notices of Proposed Adjustment with respect to a partnership transaction entered into in 1997. In addition, we received, on behalf of the partnership, various IRS materials further explaining the examining agent’s position with respect to the activities of the partnership in 1997-1998.

      In April 2004, we received on behalf of Donnelley/D&B1 and Moody’s/D&B2 proposed notices of deficiency from the IRS, proposing adjustments with respect to a partnership transaction entered into in 1997. The receipt of the notices provides Donnelley/D&B1 and Moody’s/D&B2 with the opportunity to appeal the proposed adjustments administratively to the IRS Office of Appeals. The adjustments proposed in the notice reflect the notices of proposed adjustment and other IRS materials referred to above.

      Specifically, the IRS asserted that certain amortization expense deductions claimed by Donnelley/D&B1 and Moody’s/D&B2 on their 1997-1998 tax returns should be disallowed. We estimate that the net impact to cash flow as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $53.9 million (tax, interest and penalties, net of associated tax benefits but not taking into account the Moody’s/D&B2 repayment to us of $40.3 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates would increase at a rate of approximately $2.2 million per quarter (including potential penalties) as future amortization expenses are deducted. At the 2000 Distribution Date, we paid Moody’s/D&B2 approximately $55 million in cash representing the discounted value of future tax benefits associated with this transaction. However, pursuant to the terms of the 2000 Distribution Agreement, should the transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. If the transaction was terminated at March 31, 2004, the amount of such repayment from Moody’s/D&B2 to us would be approximately $40.3 million and would decrease by approximately $4 million to $5 million per year.

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

      In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense/income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997-1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $137.5 million (tax, interest, and penalties, net of associated tax benefits).

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

This $137.5 million would be in addition to the $53.9 million noted above related to the amortization expense deduction.

      We are attempting to resolve these matters with the IRS before proceeding to litigation, if necessary. If we, on behalf of Donnelley/D&B1 and Moody’s/D&B2, were to challenge, at any time, any of these IRS positions for years 1997 and 1998 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

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

Legal Proceedings

Information Resources, Inc.

Introduction

      The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As noted below, D&B has contingent liability for this matter as a result of contractual commitments undertaken in connection with various corporate reorganizations since 1996, including our spin off from Moody’s/D&B2 in 2000. As more fully described below, VNU N.V., a publicly traded Dutch company, and its subsidiary ACNielsen Corporation (“ACNielsen”) have exclusive liability for any final judgment or settlement of this antitrust lawsuit, subject to a cap. The cap is determined based on the financial ability of VNU N.V. and ACNielsen to pay for any judgment or settlement. Under the contractual agreements described below, amounts in excess of the cap, if any, would be shared as follows: 25% for D&B; 25% for Moody’s; and the remaining 50% is shared by IMS and NMR (a subsidiary of VNU N.V.). For a description of the terms “Donnelly/D&B1,” Moody’s/D&B2 and “Moody’s” and the relationship between Donnelly/D&B1, Moody’s, Moody’s/D&B2 and D&B, see page 9 within this footnote.

Overview of the Lawsuit

      In July 1996, IRI filed a complaint in the U.S. District Court for the Southern District of New York, naming as defendants a company then known as The Dun & Bradstreet Corporation and now known as R.H. Donnelley (referred to in this 10-Q as Donnelley/D&B1), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley/D&B1.

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

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      IRI’s antitrust claims allege that the defendants developed and implemented a plan to undermine IRI’s ability to compete within the U.S. and foreign markets in North America, Latin America, Asia, Europe and Australia/New Zealand through a series of anti-competitive practices, including: unlawfully tying/bundling services in the markets in which defendants allegedly had monopoly power with services in markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.

      IRI’s complaint originally alleged damages in excess of $350 million, which IRI asked to be trebled under antitrust laws. IRI has since revised its allegation of damages to exceed $650 million, which IRI also asked to be trebled. IRI has filed with the court the report of its expert who has opined that IRI suffered damages of between $581.6 million and $651.7 million from the defendants’ alleged practices. IRI also seeks punitive damages in an unspecified amount.

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

      Pursuant to a scheduling order entered by the Court on April 8, 2004, discovery is scheduled to end on November 1, 2004, and trial is scheduled to begin April 18, 2005.

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

      As noted above, ACNielsen is responsible for the IRI Liabilities up to the ACN Maximum Amount. The JDA provides that ACNielsen initially is to determine the amount that it will pay at the time of settlement or a final judgment, if any, in IRI’s favor (the “ACN Payment”). The ACN Payment could be less than the ACN Maximum Amount. The JDA also provides for Donnelley/D&B1 and Cognizant/NMR to pay IRI 50% of the difference between the settlement or judgment amount and the ACN Payment. In exchange, the JDA requires ACNielsen to issue a secured note (the “ACN Note”), subject to certain limits, to each of Donnelley/D&B1 and Cognizant/NMR for the amount of their payment. The principal amount of each ACN Note issued to Donnelley/D&B1 and Cognizant/NMR, however, is limited to 50% of the difference between the ACN Maximum Amount and the ACN Payment and is subject to further limitation that it cannot exceed 50% of the amount of any proceeds from any recapitalization plan designed to maximize ACNielsen’s claims-paying ability.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

VNU N.V.’s and D&B’s Involvement in the Lawsuit

      In 2001, ACNielsen was acquired by VNU N.V. VNU N.V. assumed ACNielsen’s liabilities under the JDA, and pursuant to the JDA, VNU N.V. is to be included with AC Nielsen for purposes of determining the ACN Maximum Amount.

      Under the terms of the 1998 Distribution, D&B2 assumed all potential liabilities of Donnelley/D&B1 arising from the IRI action. Under the terms of the 2000 Distribution, D&B undertook to be jointly and severally liable with Moody’s/D&B2 for D&B2’s obligations to Donnelley/D&B1 under the 1998 Distribution, including for any liabilities arising under the JDA and arising from the IRI action itself. However, as between us and Moody’s/D&B2, we agreed that under the 2000 Distribution, each of us and Moody’s/D&B2 will be responsible for 50% of any payments required to be made by Moody’s/D&B2 with respect to the IRI action under the terms of the 1998 Distribution, including legal fees or expenses related to the IRI action.

D&B’s Potential Exposure in the Lawsuit

      As a result of the allocations of liability described above, we will be responsible for the payment of 25% of the portion of any judgment or settlement in excess of the ACN Maximum Amount (as adjusted to include VNU N.V.). Moody’s/D&B2 will be responsible for the payment of an additional 25% (together constituting Donnelley/D&B1’s liability under the JDA for 50% of such amount) and Cognizant will be responsible for payment of the remaining 50% of liability in excess of the ACN Maximum Amount. IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the JDA. IMS is responsible for 75% of any such liability and NMR is responsible for 25% of any such liability up to $125 million (including any liability for the legacy tax matters described under "Tax Matters"). However, because liability for violations of the antitrust laws is joint and several and because many of the rights and obligations relating to the JDA are based on contractual relationships, the failure of a party to the JDA to fulfill its obligations could result in the other parties bearing a greater share of the IRI Liabilities.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Joint and several liability means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants. This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between VNU N.V., ACNielsen, IMS, Donnelly/D&B1, NMR, Moody’s/D&B2 and D&B.

      We are unable to predict the outcome of the IRI action or the financial condition of ACNielsen and VNU N.V. at the time of any such outcome (and hence we cannot estimate the ACN Maximum Amount and the portion of any judgment to be paid by VNU N.V. and ACNielsen under the JDA). Therefore, we are unable to predict at this time whether the resolution of this matter could materially affect our results of operations, cash flows and financial position. No amount in respect of this matter has been accrued in our consolidated financial statements. If, however, IRI were to prevail in whole or in part in this action, or if D&B is required to pay or advance its portion (i.e., 25%) of any significant settlement or judgment, the outcome of this matter could have a material effect on D&B’s financial position, results of operations and cash flows.

Hoover’s — Initial Public Offering Litigation

      On November 15, 2001, a putative shareholder class action lawsuit was filed against Hoover’s, certain of its then current and former officers and directors (the “Individual Defendants”), and one of the investment banks that was an underwriter of Hoover’s July 1999 initial public offering (“IPO”). The lawsuit was filed in the United States District Court for the Southern District of New York and purports to be a class action filed on behalf of purchasers of the stock of Hoover’s during the period from July 20, 1999 through December 6, 2000.

      A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against the Company and Individual Defendants. Plaintiffs allege that the underwriter defendant agreed to allocate stock in Hoover’s IPO to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices above the IPO price. Plaintiffs allege that the Prospectus for Hoover’s IPO was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. On July 15, 2002, Hoover’s moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements that set forth the terms of a settlement among the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, Including Agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the Court.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Although we believe this claim is without merit, the nature of the allegation requires that it be addressed by a summary judgment motion at a later stage of the litigation after discovery has taken place. The Court heard oral argument on the motion to dismiss on February 28, 2004. The Court indicated that the challenge to the interest rate should be addressed by further motion, following the receipt of expert submissions, and took the balance of the motion under advisement.

      We are unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of this matter has been accrued in our consolidated financial statements.

Other Matters

      In the normal course of business, D&B indemnifies other parties, including customers, lessors and parties to other transactions with D&B, with respect to certain matters. D&B has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or out of other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. D&B has also entered into indemnity obligations with its officers and directors of the company. Additionally, in certain circumstances, D&B issues guarantee letters on behalf of our wholly owned subsidiaries for specific situations. It is not possible to determine the maximum potential amount of future payments under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by D&B under these agreements have not had a material impact on our consolidated financial statements.

Note 8 — Acquisition

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

      During the first quarter of 2004, we had finalized the valuation of the acquired deferred tax asset in connection with the acquisition. There was no adjustment to the purchase price allocation as a result of finalizing the valuation.

      During the quarter ended March 31, 2004, we recorded subsequent purchase price adjustments relating to the Hoover’s and three Italian real estate data company acquisitions. These adjustments reduced goodwill by $0.7 million and $0.9 million for Hoover’s and the Italian real estate data companies, respectively.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 9 — Divestitures

Nordic Operations

      On December 1, 2003, we sold our operations in Sweden, Denmark, Norway, and Finland (“Nordic operations”) to Bonnier Affarsinformation AB. We received proceeds of $42.7 million, consisting of cash of $35.5 million, notes receivable of $5.9 million and another receivable of $1.3 million. As a result of our International segment November 30 fiscal year end, we recognized a pre-tax gain of $7.9 million in the first quarter of 2004. Our Nordic operations generated approximately $50.9 million in revenue in 2003.

India Operations

      On February 29, 2004, we sold our operations in India and our distribution channels in Pakistan and the Middle East for $7.7 million. We received proceeds of $7.3 million (net of withholding tax), consisting of cash of $6.5 million and an investment in the amount of $0.8 million representing a 10% interest in the newly formed entity. As a result of our International segment November 30 fiscal year end, we recognized a pre-tax gain of $3.8 million in the first quarter of 2004. In 2003, revenue generated from these operations and distribution channels was approximately $6.4 million.

      In both of the divestitures noted above, D&B established a strategic relationship in these markets whereby the buyers will operate the acquired businesses under the D&B name, continue to distribute D&B-branded products and services and provide D&B with data to support our global customer needs.

Note 10 — Stock-Based Compensation

      We have stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income for our outstanding stock options as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Also, no stock-based compensation cost is reflected in our net income for our Employee Stock Purchase Plan. The costs associated with our restricted stock grants, stock appreciation rights and restricted stock units are included in net income.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      The following table summarizes the pro forma effect of stock-based compensation on net income and net income per share as if the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” had been adopted.

	Three Months
	Ended March 31,

	2004	2003

Reported Net Income	$49.8	$37.1
Add: Stock compensation cost under the intrinsic method, included in net income, net of tax benefits	1.3	0.3
Deduct: Total stock compensation cost under fair-value method for all awards, net of tax benefits	(4.0)	(2.5)

Pro forma Net Income	$47.1	$34.9

Basic EPS:
As reported	$0.69	$0.50

Pro forma	$0.65	$0.47

Diluted EPS:
As reported	$0.66	$0.48

Pro forma	$0.63	$0.45

Note 11 — Pension and Postretirement Benefits

      The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations, pursuant to the revised requirements under SFAS No. 132 (revised).

			Postretirement
	Pension Plans		Benefits
	for Three Months		for Three Months
	Ended March 31,		Ended March 31,

	2004	2003	2004	2003

Service cost	$3.4	$3.1	$0.3	$0.4
Interest cost	20.0	19.3	2.7	5.1
Expected return on plan assets	(30.5)	(29.1)
Amortization of prior service cost	0.7	0.7	(3.7)	(0.8)
Recognized actuarial loss	1.8	1.8	1.2	0.6

Net periodic (income) cost	$(4.6)	$(4.2)	$0.5	$5.3

      We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 that we expected to contribute $19.1 million and $16.8 million to our pension plans and postretirement benefit plan, respectively in 2004. As of March 31, 2004, we have made contributions to our pension plans and postretirement plans of $3.9 million and $4.5 million, respectively.

      In April, the Pension Funding Equity Act of 2004 was signed into law. The Act temporarily replaces, for 2004 and 2005, the interest rate on 30-year Treasury bonds with a rate derived from rates on long-term corporate bonds, for pension funding calculations. Since our U.S. Qualified Plan, our largest pension plan (see more detailed descriptions in our Annual Report on Form 10-K for the year ended

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

December 31, 2003) is currently exempt from IRS contribution requirements, there will be no immediate impact for D&B.

Note 12 — Segment Information

      The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources. We report our business on a geographical basis — with two operating segments, North America and International. Our product lines are Risk Management Solutions, Sales & Marketing Solutions, Supply Management Solutions and E-Business Solutions. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenues. For management reporting purposes, we evaluate business segment performance before restructuring charges because they are not a component of our ongoing income or expenses and may have a disproportional positive or negative impact on the results of our on-going underlying business (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under heading “How We Evaluate Performance” for further details). Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility program, are not allocated to our business segments.

	Three Months
	Ended March 31,

	2004	2003

Revenues:
North America	$250.5	$226.5
International	92.9	88.2

Total Revenue	$343.4	$314.7

Operating Income (Loss):
North America	$87.5	$80.3
International	7.1	1.3

Total Divisions	94.6	81.6
Corporate and Other(1)	(29.1)	(26.0)

Operating Income	65.5	55.6
Non-Operating Income (Expense) — Net	10.0	3.1

Income before Provision for Income Taxes	$75.5	$58.7

(1)	The following table itemizes “Corporate and Other”

Corporate Costs	$(14.8)	$(9.7)
Transition Costs	(4.1)	(5.4)
Restructuring Expense	(10.2)	(10.9)

Total “Corporate and Other”	$(29.1)	$(26.0)

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Supplemental Geographic and Product Line Information:

	Three Months
	Ended March 31,

	2004	2003

Geographic and Product Line Revenues:

North America:
Risk Management Solutions	$161.3	$151.7
Sales & Marketing Solutions	72.6	66.9
Supply Management Solutions	5.5	5.4
E-Business Solutions	11.1	2.5

Core Revenue	250.5	226.5
Divested Businesses	—	—

Total North America	250.5	226.5

International:
Risk Management Solutions	75.3	60.8
Sales & Marketing Solutions	14.3	12.0
Supply Management Solutions	2.2	2.0

Core Revenue	91.8	74.8
Divested Businesses	1.1	13.4

Total International	92.9	88.2

Consolidated Operating Revenues:
Risk Management Solutions	236.6	212.5
Sales & Marketing Solutions	86.9	78.9
Supply Management Solutions	7.7	7.4
E-Business Solutions	11.1	2.5

Core Revenue	342.3	301.3
Divested Businesses	1.1	13.4

Total Revenue	$343.4	$314.7

	March 31,	December 31,
	2004	2003

Assets:
North America	$457.1	$456.8
International	435.9	541.1

Total Divisions	893.0	997.9
Corporate and Other (primarily domestic pensions and taxes)	742.2	626.8

Total Assets	$1,635.2	$1,624.7

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	March 31,	December 31,
	2004	2003

Goodwill:
North America	$117.4	$118.0
International	124.3	138.9

Total Goodwill	$241.7	$256.9

Note 13 — Subsequent Events

Assets Held for Sale — Central European Operations

      On March 18, 2004, we signed an agreement to sell our operations in Germany, Austria, Switzerland, Poland, Hungary and the Czech Republic (“Central European Operations”) to Bonnier Affarsinformation AB for approximately $24 million. We expect to recognize a pre-tax gain of approximately $5 million in the quarter in which the transaction closes, which is currently expected to be the second quarter of 2004. The proceeds and gain expected from this transaction are subject to change based on the value of the net assets of the businesses being sold on the date of the closing of the transaction. Our Central European Operations generated approximately $52 million in revenue in 2003.

      We have reclassified the assets and liabilities relating to the Central European Operations to Assets and Liabilities Held for Sale in our Consolidated Balance Sheet as of March 31, 2004. Assets Held for Sale of $37.0 million is primarily made up of goodwill and accounts receivable. Liabilities Held for Sale of $30.8 million is primarily made up of deferred revenue, accrued liabilities, and accounts payable. The Central European Operations belong to our International segment.

UK Pension Plan Amendment

      Effective April 1, 2004, an amendment was made to the U.K. final pay defined benefit pension plan. After the amendment, the final pay defined benefit plan will be closed to new participants. Under the revised defined benefit plan, the method used to accrue pension benefits is based on career average salary which would reduce plan members’ future benefits. Participants in the revised defined benefit plan would be required to increase their contributions. Existing participants under the defined benefit plan also have the option to participate in a defined contribution plan which will offer enhanced benefits. Participants are required to make their elections by April 2. We will calculate and record the financial impact in the second quarter based on employee election results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

How We Evaluate Performance

      For internal management purposes, we use total revenue excluding the revenue of divested businesses, which we refer to as “core revenue,” to manage and evaluate the performance of our business segments, because it provides an indication of the underlying direction of changes in revenue in a single performance measure without reported revenue of divested businesses which will not be included in future revenue. Core revenue includes the revenue from acquired businesses from the date of acquisition. Divested businesses sold in the first quarter of 2004 include our Nordic and India operations.

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

      We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges. Specifically, for management reporting purposes, we evaluate business segment performance before non-core gains and charges such as restructuring charges because they are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our on-going underlying business operations. For the first quarter of 2004, non-core gains and charges were restructuring charges of $10.2 million and a gain on sales of operations in Nordic, India, and distribution channels in Pakistan and the Middle East totalling $11.7 million. For the first quarter of 2003, non-core gains and charges were restructuring charges of $10.9 million and our $7.0 million insurance recovery related to the World Trade Center tragedy. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy), are reported as Corporate and Other expenses and are not allocated to our business segments. Transition costs were $4.1 million and $5.4 million for the first quarter of 2004 and 2003, respectively.

      When we evaluate the performance of our business as a whole, we focus on diluted earnings per share excluding non-core gains and charges because such gains and charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our underlying business operations. You should not conclude from our definition of non-core gains and charges that the items that result in non-core gains and charges will not occur in the future.

      When we evaluate our cash flow, we use free cash flow which measures the Company’s available cash flow for potential debt repayment, acquisitions, stock repurchases and additions to cash, cash equivalents and short term investments. We believe free cash flow to be relevant and useful information to our investors as this measure is used by our management in evaluating the funding necessary to support our ongoing business operations and to support our portfolio of product investment decisions. Free cash flow should not be considered as a substitute measure of net cash flows provided by operating activities, and does not necessarily represent amounts available for discretionary expenditures. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

      These adjustments to our GAAP results are made to provide both management and investors a more complete understanding of the underlying operational results and trends and our marketplace performance.

      These adjustments to our GAAP results are among the primary indicators management uses as a basis for our planning and forecasting of future periods and for evaluating performance of the business and for compensation purposes. However, these measures are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, or diluted earnings per share prepared in accordance with GAAP. In addition, you should note that because not all companies calculate these financial measures similarly or at all, the presentation of these measures is not likely to be comparable to measures of other companies.

      See “Results of Operations,” below, for a discussion of our results reported on a GAAP basis.

Overview

      Our discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2004, are based upon D&B’s unaudited consolidated financial statements for that period. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. Our financial statements should be read in conjunction with the consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations, which appear in D&B’s Annual Report on Form 10-K for the year ended December 31, 2003.

      D&B provides the information, tools and expertise to help customers “Decide with ConfidenceTM.” We report our business on a geographical basis with two operating segments:

•	North America (which consists of operations in the United States and Canada) contributed 73% and 75% of our core revenue for the first quarter of 2004 and 2003, respectively;

•	International (which comprises Europe, Africa, Middle East, Asia Pacific and Latin America) represented 27% and 25% of our core revenue for the first quarter of 2004 and 2003, respectively.

      The following product lines are sold in our segments:

•	Risk Management Solutions — our largest solution set contributed 69% and 71% of our core revenue for the first quarter of 2004 and 2003, respectively; and

•	Sales & Marketing Solutions — our next largest solution set contributed 26% of our core revenue for the first quarter of 2004 and 2003; and

•	Supply Management Solutions — our smallest solution set contributed 2% of our core revenue for the first quarter of 2004 and 2003; and

•	E-Business Solutions — our newest solution set contributed 3% and 1% of our core revenue for the first quarter of 2004 and 2003, respectively.

      E-Business Solutions represents the results of Hoover’s, Inc. which we acquired on March 3, 2003. E-Business Solutions is included in our North American segment results.

      The core product lines, or customer solution sets, are discussed in greater detail in “Item 1. Business” of our Form 10-K for the year ended December 31, 2003.

      We had previously launched a series of E-Business offerings in North America that provide access to, and delivery of, D&B products via the web. We continue to report the results of these product offerings in our Risk Management Solutions and Sales & Marketing Solutions product lines.

      Within our Risk Management Solutions and our Sales & Marketing Solutions, we monitor the performance of our older, more “traditional” products and our newer “value-added products.”

      Our traditional Risk Management Solutions generally consist of reports derived from our database which our customers use primarily to make decisions about new credit applications. An example is our Business Information Report, or BIR. Our traditional Risk Management Solutions constituted 84% and 83% of our Risk Management Solutions revenue and 58% and 59% of our core revenue in the first quarter of 2004 and 2003, respectively. Our value-added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our value-added Risk Management Solutions constituted 16% and 17% of our Risk Management Solutions revenue and 11% and 12% of our core revenue in the first quarter of 2004 and 2003, respectively.

      Our traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities, and constituted 49% and 56% of our Sales & Marketing Solutions revenue and 13% and 15% of our core revenue in the first quarter of 2004 and 2003, respectively. Our value-added Sales & Marketing Solutions generally include decision-making and customer information management solutions, and constituted 51% and 44% of our Sales & Marketing Solutions revenue and 13% and 11% of our core revenue in the first quarter of 2004 and 2003, respectively.

      By utilizing our proprietary DUNSRightTM process we continue to provide customers with quality information whenever and wherever they need it. The DUNSRightTM quality process allows us to achieve best-in-class data quality. The process includes collecting data from multiple sources and enhancing it into insightful information that drives profitable decisions. The process consists of quality assurance plus five quality drivers: Global Data Collection, Entity Matching, the D-U-N-S® Number, Corporate Linkage, and Predictive Indicators. The DUNSRightTM quality process has been a key enabler of progress to date and will continue to be crucial to our growth going forward.

Recently Issued Accounting Standards

      See Note 2 to our consolidated financial statements for disclosure of the impact that recently issued accounting standards will have on our financial statements.

Results of Operations

      The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, and should be read in conjunction with those financial statements and footnotes, which have been prepared in accordance with U.S. GAAP.

Consolidated Revenues

      The following tables present our revenue by segment and product line for the three months ended March 31, 2004 and 2003. Additionally, these tables reconcile the non-GAAP measures of core revenue to the GAAP measure of total revenue.

	Three Months
	Ended March 31,

	2004	2003

	(Amounts in
	millions)
Revenues by Segment:
North America	$250.5	$226.5
International	91.8	74.8

Core Revenue	342.3	301.3
Divested Businesses	1.1	13.4

Total Revenue	$343.4	$314.7

	Three Months
	Ended March 31,

	2004	2003

	(Amounts in
	millions)
Revenues by Product Line:
Risk Management Solutions	$236.6	$212.5
Sales & Marketing Solutions	86.9	78.9
Supply Management Solutions	7.7	7.4
E-Business Solutions	11.1	2.5

Core Revenue	342.3	301.3
Divested Businesses	1.1	13.4

Total Revenue	$343.4	$314.7

Three Months Ended March 31, 2004

      For the three months ended March 31, 2004, core revenue increased $41.0 million, or 14% (9% increase before the effect of foreign exchange) compared with the three months ended March 31, 2003, including three percentage points of growth due to the acquisitions of Hoover’s, Inc. in the first quarter 2003 and the Italian real estate data companies in the second quarter 2003. The revenue increase was driven by revenue growth in North America of $24.0 million and International of $17.0 million, or 11% (10% increase before the effect of foreign exchange) and 23% (7% increase before the effect of foreign exchange), respectively. For the three months ended March 31, 2004, total revenue increased $28.7 million, or 9% (5% increase before the effect of foreign exchange). Total revenue for the first quarter of 2004 includes revenue from our operations in Nordic and India, and distribution channels in Pakistan and the Middle East. Total revenue for the first quarter of 2003 includes revenues from our operations in Israel, Nordic and India, and distribution channels in Pakistan and the Middle East.

      On a product-line basis, our core revenue results in the first quarter of 2004 versus the first quarter of 2003 reflect:

•	a $24.1 million, or 11%, growth in Risk Management Solutions (6% increase before the effect of foreign exchange), including one percentage point of growth due to the Italian real estate data company acquisitions. The increase was driven by both our North America and International segments. Traditional Risk Management Solutions grew 13% (7% increase before the effect of foreign exchange), and our value-added Risk Management Solutions grew 4% (2% increase before the effect of foreign exchange). The increase in traditional Risk Management Solutions reflects our newly released risk management subscription plan in the United States for our customers willing to increase the level of business they do with D&B. The plan provides significantly expanded access to our Risk Management Solutions in a way that provides more certainty over costs. By providing a plan that offers more predictable costs, usage of our traditional Risk Management Solutions has increased significantly. Additionally, as we have previously discussed, we have invested in several solutions to help our customers automate their access to our DUNSRightTM information. Customer acceptance of our Data Integration Toolkit and other automated delivery services is another factor that contributed to increased usage. Lastly, the increase was also driven by growth in our Self Analysis, Monitoring, and e-Portfolio products. The growth in our value-added Risk Management Solutions was driven by the growth in our International segment, attributed to our customers’ preference to continue to automate their decision-making process through products such as Global Decision MakerTM.

•	a $8.0 million, or 10%, increase in Sales & Marketing Solutions (8% increase before the effect of foreign exchange). The overall increase in Sales & Marketing Solutions reflects the benefits of increased investments in DUNSRightTM. Traditional Sales & Marketing Solutions declined 4% (6% decline before the effect of foreign exchange), while our value-added Sales & Marketing Solutions grew 28% (26% increase before the effect of foreign exchange). The decline in traditional Sales & Marketing Solutions is largely due to the migration of our customers from our traditional to our value-added solutions. One example of this migration is our customers’ movement from CD (a traditional product) to Web-based solutions (which we consider to be a value-added product). The growth in our value-added Sales & Marketing Solutions reflects our significant investment last year to increase our sales capacity for our high-end, value added products. The growth was driven by our customer information management (“CIM”) products and our high-end prospecting solutions, including Market SpectrumTM as well as the migration of customers from traditional to value-added as noted above.

•	a $0.3 million, or 4%, increase in Supply Management Solutions on a small base (flat before the effect of foreign exchange).

•	a $8.6 million increase in E-Business Solutions representing the results of Hoover’s, Inc. We continue to see growth in this product line as a result of an increase in the subscriber base.

Consolidated Operating Costs

      The following table presents our consolidated operating costs and operating income for three months ended March 31, 2004 and 2003:

	Three Months
	Ended March 31,

	2004	2003

	(Amounts in
	millions)
Operating Expenses	$103.2	$106.1
Selling and Administrative Expenses	152.5	125.9
Depreciation and Amortization	12.0	16.2
Restructuring Charge	10.2	10.9

Operating Costs	$277.9	$259.1

Operating Income	$65.5	$55.6

      Operating expenses decreased $2.9 million, or 3%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. The decrease was primarily due to decreased number of employees in the data collection, fulfillment and technology areas.

      Selling and administrative expenses increased $26.6 million, or 21%, in the first quarter of 2004, compared with the first quarter of 2003. The increase was primarily due to the following:

•	additional costs related to revenue generating investments as well as additional variable costs (such as commissions and bonus) incurred as a result of increased revenues,
•	increase in our expense base as a result of consolidating the Hoover’s, Inc and the three Italian real estate data company acquisitions,
•	consulting costs associated with our reengineering initiatives, and
•	impact of foreign exchange.

      The increase in the costs mentioned above was partially offset by administrative cost savings such as lower compensation costs achieved through our Financial Flexibility program.

      We had net pension income of $4.6 million and $4.2 million for the three months ended March 31, 2004 and 2003, respectively. Additionally, we had postretirement benefit costs of $0.5 million and $5.3 million for the three months ended March 31, 2004 and 2003, respectively. We consider these amounts to be part of our compensation costs and therefore are included in operating expenses and in selling and administrative expenses, based upon the classification of the underlying compensation costs. Lower non-cash postretirement benefit costs was due to an amendment made to our Postretirement Benefit Plan in 2003. Starting January 1, 2004, the amount of our insurance premium contribution is limited and based on the amount D&B contributed in 2003 per retiree.

      Depreciation and amortization decreased $4.2 million, or 26%, for the first quarter of 2004, compared to the first quarter of 2003. The decrease was largely driven by our European back-office system that was previously capitalized and is now fully depreciated. Also contributing to the decrease was the sale of our building in High Wycombe, England in July 2003 and lower capitalized spending in the first quarter of 2004.

The lower capital spending is a result of D&B continuing to deliver more of our products over the web and, in turn, investment projects are becoming less capital intensive.

      During the first quarter of 2004, we recognized a $10.2 million restructuring charge in connection with our 2004 Financial Flexibility program in accordance with SFAS No. 146. The charge included $9.3 million for severance and termination costs related to approximately 150 employees and $0.9 million for lease termination obligations. During the first quarter of 2004, approximately 100 employees were terminated in conjunction with our current year Financial Flexibility program. Under SFAS No. 146, this amount represents the liabilities incurred during the quarter for each of these obligations and additional restructuring charges will be incurred throughout 2004, as additional program actions are taken. In total, we expect to record approximately $30 million to $35 million for all restructuring charges related to the 2004 Financial Flexibility program including $28 million to $32 million for severance and termination costs related to approximately 1,000 positions and $2 million to $3 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees.

      During the first quarter of 2003, we recorded $10.9 million of restructuring charges in connection with the fourth phase of our Financial Flexibility program in accordance with SFAS No. 146. The charge included $10.6 million for severance and termination costs related to approximately 350 employees (including a $0.5 million pension plan curtailment charge due as discussed in the following paragraph) and $0.3 million for lease termination obligations.

      In accordance with SFAS No. 87 and SFAS No. 88, we are required to recognize a one-time curtailment charge for the estimated pension expense impact to the Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”) in connection with the severance-related actions of the fourth phase of our Financial Flexibility program announced on January 13, 2003. The curtailment accounting requirement of SFAS No. 88 requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g., full vesting). For the U.S. Qualified Plan, these items together resulted in an immediate curtailment charge to earnings of $0.5 million in the first quarter of 2003.

Interest Income (Expense) — Net

      The following table presents our net interest income and expense for the three months ended March 31, 2004 and 2003:

	Three Months
	Ended March 31,

	2004	2003

	(Amounts in
	millions)
Interest Income	$2.1	$0.8
Interest Expense	(4.6)	(4.5)

Interest Expense — Net	$(2.5)	$(3.7)

      For the three months ended March 31, 2004, interest income increased $1.3 million and interest expense increased $0.1 million. The increase in interest income was primarily due to our decision to invest a significant amount of cash in marketable securities which carry higher interest rates.

Other Income (Expense) — Net

      The following table presents our “Other Income (Expense) — Net” for the three months ended March 31, 2004 and 2003:

	Three Months
	Ended March 31,

	2004	2003

	(Amounts in
	millions)
Miscellaneous Other Income (Expense) — Net	$0.8	$(0.2)
Insurance Recovery related to World Trade Center Tragedy	—	7.0
Gain on Sale of India Business	3.8	—
Gain on Sale of Nordic Business	7.9	—

	$12.5	$6.8

      For the three months ended March 31, 2004, Other Income (Expense) — Net increased $5.7 million, primarily due to the gain on sale of our India and Nordic operations in the first quarter of 2004 partially offset by the gain on the insurance recovery related to the World Trade Center Tragedy in the first quarter of 2003.

Provision for Income Taxes

      D&B’s effective tax rate was 34.1% for the first quarter of 2004, as compared to 36.8% for the first quarter of 2003. The effective tax rate for the first quarter of 2004 was positively impacted by a tax benefit related to the sale of our Nordic operations (6.2 points). This positive impact was partially offset by the non-deductibility in some countries of certain items included within the restructuring charge (0.5 points) and the non-deductibility of certain costs related to the sale of our India operations (0.7 points).

Earnings per Share

      We reported earnings per share, or EPS, for the three months ended March 31, 2004 and 2003, as follows:

	Three Months
	Ended March 31,

	2004	2003

Basic Earnings Per Share	$0.69	$0.50

Diluted Earnings Per Share	$0.66	$0.48

      For the three months ended March 31, 2004, basic EPS increased 38%, compared with the first quarter of 2003, reflecting a 34% increase in net income and a 4% reduction in the weighted average number of basic shares outstanding. Diluted EPS increased 38%, compared with the first quarter of 2003, reflecting a 34% increase in net income and a 3% reduction in the weighted average number of diluted shares outstanding.

Segment Results

      The operating segments reported below, North America and International, are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

North America

      North America is our largest segment, representing 73% of our core revenue for the first quarter of 2004. The following table presents our North American product line revenue for the three months ended March 31, 2004 and 2003.

	Three Months
	Ended March 31,

	2004	2003

	(Amounts in
	millions)
Revenues:
Risk Management Solutions	$161.3	$151.7
Sales & Marketing Solutions	72.6	66.9
Supply Management Solutions	5.5	5.4
E-Business Solutions	11.1	2.5

Total North America Revenue	$250.5	$226.5

Three Months Ended March 31, 2004

      North American revenue increased $24.0 million, or 11% (10% increase before the effect of foreign exchange), compared with the first quarter of 2003. The increase is due to increased revenue in all of our product lines. The acquisition of Hoover’s, Inc. contributed three percentage points to the overall increase.

      On a product-line basis, North America’s core revenue results reflect:

•	a $9.6 million, or 6%, increase in Risk Management Solutions. Traditional Risk Management Solutions, which accounted for 80% of total North American Risk Management Solutions, increased 8%. The increase reflects our newly released risk management subscription plan in the United States for our customers willing to increase the level of business they do with D&B. The plan provides significantly expanded access to our Risk Management Solutions in a way that provides more certainty over costs. By providing a plan that offers more predictable costs, usage of our traditional Risk Management Solutions has increased significantly. Additionally, as we have previously discussed, we have invested in several solutions to help our customers automate their access to our DUNSRightTM information. Customer acceptance of our Data Integration Toolkit and other automated delivery services is another factor that contributed to increased usage. Lastly, the increase was also driven by growth in our Self Analysis and Monitoring products. Value-added Risk Management Solutions decreased 1%. The overall decrease in our value-added Risk Management Solutions is due to a revenue decline in our large portfolio management solutions like our enterprise Risk Assessment Manager, or eRAM. One of the reasons driving this decline was that some customers were struggling to get the information technology resources to implement our solutions, which made them reluctant to sign contracts. Partially offsetting this decrease is the continued growth in products such as Global Decision MakerTM.

•	a $5.7 million, or 9%, increase in Sales & Marketing Solutions. Traditional Sales & Marketing Solutions, which accounted for 44% of total North American Sales & Marketing Solutions, decreased 8%. This decline primarily reflects the migration of our customers from our lower end products to our value-added solutions. This decline was offset by the continued strength of value-added Sales & Marketing Solutions, which increased 26%. Our value-added Sales & Marketing Solutions accounts for 56% of total North American Sales & Marketing Solutions. Within our value-added Sales & Marketing Solutions the increase was driven by our CIM products and our high-end prospecting solutions, including Market SpectrumTM. In the United States, we had increased the number of product specialists which has significantly increased sales capacity relating to our high-end, CIM products.

•	a $0.1 million, or 1%, increase in Supply Management Solutions.

•	a $8.6 million increase in E-Business Solutions representing the results of Hoover’s, Inc. We continue to see growth in this product line as a result of an increase in the subscriber base.

      North America’s operating income for the first quarter of 2004 was $87.5 million, compared to $80.3 million for the first quarter of 2003, an increase of 9%. The increase in operating income was due to an 11% increase in the overall North America core revenue for the first quarter including increased investments to drive revenue growth for the remainder of 2004 as well as additional expenses associated with Hoover’s, Inc. as a result of the acquisition in March 2003.

International

      International represented 27% of our core revenue for the first quarter of 2004. The following table presents our International product line revenue for the three months ended March 31, 2004 and 2003. Additionally, these tables reconcile the non-GAAP measures of core revenue to the GAAP measure of total revenue.

	Three Months
	Ended March 31,

	2004	2003

	(Amounts in
	millions)
Revenues:
Risk Management Solutions	$75.3	$60.8
Sales & Marketing Solutions	14.3	12.0
Supply Management Solutions	2.2	2.0

International Core Revenue	91.8	74.8
Divested Businesses	1.1	13.4

Total International Revenue	$92.9	$88.2

Three Months Ended March 31, 2004

      International core revenue increased $17.0 million, or 23% (7% increase before the effect of foreign exchange), from the first quarter of 2003, including three percentage points of growth due to our acquisition of the three Italian real estate data companies. Total revenue for the first quarter of 2004 includes revenue from our operations in Nordic, India, and distribution channels in Pakistan and the Middle East. Total revenue for the first quarter of 2003 includes revenues from our operations in Israel, Nordic, India, and distribution channels in Pakistan and the Middle East.

      On a product-line basis, International’s core revenue results reflect:

•	a $14.5 million, or 24%, increase in Risk Management Solutions (8% increase before the effect of foreign exchange), including four percentage points of growth due to the acquisition of the three Italian real estate data companies. Traditional Risk Management Solutions increased 23% (6% increase before the effect of foreign exchange), including four percentage points of growth due to the acquisition of the three Italian real estate data companies. The increase is primarily driven by the continued success of our new monitoring product, e-Portfolio. Within our traditional products, we continue to experience competitive pricing pressures on our low-end traditional products. Value-added Risk Management Solutions increased 40% (26% increase before the effect of foreign exchange). The increase is driven by our customers’ preference to continue to automate their decisioning process through products such as our Global Decision MakerTM.

•	a $2.3 million, or 20%, increase in Sales & Marketing Solutions (5% increase before the effect of foreign exchange). Traditional Sales & Marketing Solutions increased 11% (2% decrease before the effect of foreign exchange). The decrease in our traditional products is primarily reflective of the migration of our customers from our traditional to our value-added solutions. One example of this migration is our customers’ movement from CD (a traditional product) to Web-based solutions (which we consider to be a value-added product). We also continue to see competitive pricing pressures in our low-end list and label business. Value-added Sales & Marketing Solutions increased 50% (31% increase before the effect of foreign exchange) off of a small base. The growth in our value-added Sales & Marketing Solutions is reflective of the sales leadership that we have added in five major markets, each with a dedicated sales team, with an increased focus on value-added products.

•	a $0.2 million, or 10%, increase in Supply Management Solutions (3% decline before the effect of foreign exchange).

      International’s operating income for the first quarter of 2004 was $7.1 million, compared to $1.3 million for the first quarter of 2003. The increase is primarily due to a 23% increase in core revenue as well as the benefit from the positive impact from foreign exchange. To a lesser extent, the savings obtained as a result of our Financial Flexibility program also contributed to the increase in operating income.

      The following factors affecting our International business create particular challenges to our revenue growth:

•	In most International markets we do not have a market leadership position. This makes us particularly susceptible to pricing pressures. We also face entrenched local competitors.

•	European businesses tend to manage their credit exposures through credit insurance rather than through the credit approval process using business information of the type provided by us.

•	In many local markets in Europe, key data elements are generally available from public-sector sources thus reducing our data collection advantage.

•	Prior to the launch of our Blueprint for Growth strategy, our data investment decisions were not made in a coordinated fashion across the International marketplace. While we have made significant investments to mitigate the situation, we are still faced with uneven data quality in some local markets.

      We will continue to use different approaches to improve our competitive position from market to market in our International segment. In some markets, we are investing to strengthen our position, either through organic growth or by acquisition. In other markets, we may establish strategic relationships to strengthen our global data coverage and our customer value propositions. We have used each of these approaches already in different parts of the world, and we anticipate evaluating and implementing these and other approaches in the future. As an example, on March 18, 2004, we signed an agreement to sell our operations in Germany, Austria, Switzerland, Poland, Hungary and the Czech Republic (“Central European operations”) to Bonnier Affarsinformation AB (see “Notes to Consolidated Financial Statements, Note 13 — Subsequent Events”).

      Additionally, we will also continue to leverage our DUNSRightTMquality process to establish leadership positions in our International markets.

Liquidity and Financial Position

      In accordance with our Blueprint for Growth strategy, we have used our cash for three primary purposes:

•	First, we have invested in our current business, such as the investments in our patent pending DUNSRightTM data collection and quality process and the creation of new products and solutions such as our Enterprise Risk Assessment Manager, e-Portfolio, Global DecisionMakerTM, Data Integration ToolkitTM and Supply OptimizerTM.

•	Second, in each of the past three years we have made acquisitions such as iMarket®, Harris InfoSourceTM, Data House, Hoover’s, and a controlling interest in three Italian real estate data companies.

•	Third, we have repurchased shares. During the first quarter of 2004, we invested $61.5 million to repurchase 1,139,272 shares as part of the board approved $200 million share repurchase program. This investment is in addition to 435,768 shares we repurchased to mitigate the dilutive effect of the shares issued in connection with our stock incentive plans and Employee Stock Purchase Plan. We expect to continue to repurchase shares under our existing authorizations.

      We believe that cash flows generated from our operations and supplemented as needed with readily available financing in the commercial paper markets are sufficient to meet our short-term and long-term needs, including the cash cost of our restructuring charges, transition costs, contractual obligations and contingencies (see Note 7), excluding the legal matters identified therein for which the exposures are not estimable. We access the commercial paper market from time to time to fund working capital needs and share repurchases. Such borrowings have been supported by our bank credit facilities.

Cash Provided by Operating Activities

      Cash provided by operating activities was $71.2 million and $60.7 million for the quarters ended March 31, 2004 and 2003, respectively. These amounts include the following significant (uses) sources of cash:

	March 31,	March 31,
	2004	2003

Restructuring payments	$(6.7)	$(8.6)
Insurance recovery related to the events of September 11, 2001	$—	$7.0

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

      Net cash provided by operating activities in the first quarter of 2004 was $71.2 million, compared with net cash provided by operating activities of $60.7 million in 2003. In the first quarter of 2004, our net cash provided by operating activities was comprised of net income of $49.8 million adjusted for non-cash items of $35.2 million and net cash used in both current and non-current assets and liabilities of $13.8 million.

      Included in the non-cash items in the first quarter of 2004 was $47.6 million of charges that decreased our net income, but did not result in the use of cash. These consisted mainly of an increase to our accrued income taxes, depreciation and amortization, restructuring charges recorded in connection with our 2004 Financial Flexibility program initiatives, income tax benefit due to the exercise of stock awards under our stock incentive plans, a decrease in our deferred income taxes, asset write-offs, and amortization of restricted stock grants.

      Net cash used for both current and non-current assets and liabilities was driven by reductions in our accrued liabilities balances from prior year levels primarily for employee benefits (e.g., bonus, commissions, benefit payments, and earned vacation) and $6.7 million of restructuring payments mainly related to our 2004 and 2003 Financial Flexibility program initiatives. These uses of cash were partially offset by higher sales which increased our deferred revenue balance and additional receipts of cash on amounts due from our customers.

      Days sales outstanding in accounts receivable for the first quarter of 2004 was 76 days versus 80 days for the same period in 2003. The improvement in the level of day’s sales outstanding is primarily attributable to tighter management of terms of payment in our customer contracts, continuation of process improvements in our global collections efforts begun in 2003, and higher sales during the first quarter of 2004 as compared to the first quarter of 2003.

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

      Net cash used in investing activities totaled $61.3 million in the first quarter of 2004, compared with net cash used in investing activities of $91.0 million in 2003. This change primarily relates to the following activities in both years.

      During the first quarter of 2004, we made $87.7 million of net investments in short-term marketable securities, to improve the rate of interest we earn on our cash. On December 1, 2003, we sold our operations in Sweden, Denmark, Norway, and Finland to Bonnier Affarsinformation AB. We received proceeds from the sale of $42.7 million, consisting of cash of $35.5 million, notes receivable of $5.9 million and another receivable of $1.3 million. We recognized a pre-tax gain of $7.9 million for this transaction in the first quarter of 2004. On February 29, 2004, we sold our operations in India and our distribution channels in Pakistan and the Middle East for $7.7 million. We received proceeds of $7.3 million (net of withholding tax), consisting of cash of $6.5 million and an investment in the amount of $0.8 million representing a 10% remaining interest in the divested entity. We recognized a pre-tax gain of $3.8 million for this transaction in the first quarter of 2004.

      Net cash used in investing activities during the first quarter of 2003 was primarily related to the payment of $82.8 million (net of cash acquired) for the acquisition of Hoover’s on March 3, 2003. (We also received $11.7 million of short-term marketable securities as part of the acquisition.) Certain shareholders of Hoover’s, representing approximately 1.4 million of the shares outstanding, had previously notified Hoover’s that they may seek to exercise their appraisal rights with respect to their shareholdings.

In an appraisal proceeding, a Delaware court would determine the “fair value” of the Hoover’s shares and would then require us to pay that amount as the purchase price for the shares subject to the appraisal proceeding. During the second quarter of 2003, we received notifications that these shareholders had withdrawn their requests for appraisal. Accordingly, during the second quarter of 2003, we made an additional payment of $9.8 million for the acquisition. This payment and the amounts paid during the first quarter of 2003 brought the total purchase price of the acquisition to $119.4 million, or $80.9 million, net of cash and short-term investments acquired. During the first quarter of 2003, we also purchased $7.4 million of short-term marketable securities, to improve the rate of interest we earn on our cash.

      Investments in total capital expenditures, including computer software and other intangibles were $4.9 million in the first quarter of 2004 and $5.9 million in the first quarter of 2003, primarily in the North America segment for both periods.

Cash Used in Financing Activities

      We have a total of $275 million of bank credit facilities available at prevailing short-term interest rates, including a $100 million 364-day term facility which is renewed annually, and a $175 million multi-year term facility which will expire in September 2005. These facilities also support any commercial paper borrowings up to $275 million. The facilities require the maintenance of interest coverage and total debt to EBITDA ratios (as defined in the credit agreement previously filed as an exhibit). As of March 31, 2004, we were in compliance with these requirements.

      Net cash used in financing activities was $76.3 million in the first quarter of 2004 and $8.1 million in the first quarter of 2003.

      During the quarters ended March 31, 2004 and 2003 cash used in financing activities was largely attributable to the purchase of treasury shares. In the first quarter of 2004, we repurchased 435,768 shares of stock for $23.2 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the first quarter of 2004, we repurchased 1,139,272 shares for $61.5 million related to a previously announced $200 million one-year share repurchase program approved by our board in February, 2004. In the first quarter of 2003, we repurchased 70,000 shares of stock for $2.4 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the first quarter of 2003, we repurchased 314,500 shares for $10.8 million related to a previously announced $100 million two-year share repurchase program approved by our board in October, 2002. This program was completed by December 31, 2003.

      In the first quarter of 2004, net proceeds from our stock plans were $8.0 million, compared with $4.9 million in the first quarter of 2003.

Free Cash Flow

      We define free cash flow as net cash provided by operating activities less capital expenditures and additions to computer software and other intangibles. Free cash flow was $66.3 million and $54.8 million for the quarters ended March 31, 2004 and 2003, an increase of $11.5 million or 21%. The increase was driven by a $10.5 million increase in net cash provided by operating activities and a $1.0 million decrease in capital expenditures and additions to computer software and other intangibles, which are discussed above. The first quarter of 2003 benefited from a one-time $7.0 million insurance recovery related to the events of September 11, 2001.

Future Liquidity — Sources and Uses of Funds

Share Repurchases

      During the first quarter of 2004, we repurchased 1,139,272 shares for $61.5 million related to a previously announced $200 million one-year share repurchase program, approved by our Board in February, 2004. It is our intention to repurchase the remaining $138.5 million in order to complete this program during 2004.

Dividends

      We have not paid cash dividends since we separated from Moody’s in 2000. After considering all of the implications of the new U.S. tax laws regarding deductibility of tax dividends, we have decided to continue our policy not to pay dividends to shareholders.

Potential Payments in Settlement of Tax and Legal Matters

      We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in cash payments in the amounts described in “Note 7 — Contingencies (Legal Proceedings).” We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in the tax matters described in Note 7.

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

      Demand for our products is subject to intense competition, changes in customer preferences and, to a lesser extent, economic conditions. Our results are dependent upon our continued ability to:

•	reallocate expenses to invest for growth through our Financial Flexibility program;

•	invest in our database and maintain our reputation for providing reliable data;

•	execute on our plan to improve the business model of our International segment and thereby improve our global data quality while realizing improved financial performance in that segment;

•	grow our Risk Management Solutions;

•	manage employee satisfaction and maintain our global expertise as we implement our Financial Flexibility program;

•	protect against damage or interruptions affecting our database or our data centers; and

•	develop new products or enhance existing ones to meet customer needs.

      We are also subject to the effects of foreign economies, exchange rate fluctuations and U.S. and foreign legislative or regulatory requirements. Our results are also dependent upon the availability of data for our database and the ability of our strategic partners to fulfill their contractual obligations to satisfy our customers and promote and protect the D&B brand. In addition, the Company’s ability to repurchase shares is subject to market conditions, including trading volume in the Company’s stock. Developments in any of these areas could cause our results to differ materially from results that have been or may be projected.

      We elaborate on the above list of important factors throughout this document and in our other filings with the SEC, particularly in the section entitled “Trends, Risks and Uncertainties” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2003. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the above list of important factors or the trends, risks and uncertainties discussed herein and in our Form 10-K to be a complete discussion of all our potential trends, risks and uncertainties. We do not undertake to update any forward-looking statement we may make from time to time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      D&B’s market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation’s 2003 consolidated financial statements included in its Annual Report on Form 10-K provides a more detailed discussion of the market risks affecting operations. As of March 31, 2004, no material change had occurred in our market risks, compared with the disclosure in the Form 10-K for the year ending December 31, 2003.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls

      We evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the first quarter of 2004. This evaluation (“Controls Evaluation”) was done with the participation of our Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Limitations on the Effectiveness of Controls

      Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met.

Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within D&B have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

      Based upon our Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the first quarter of 2004, the Disclosure Controls are effective in providing reasonable assurance that material information relating to D&B is made known to management on a timely basis during the period when our periodic reports are being prepared.

      There were no changes in our Internal Controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      Information in response to this Item is included in Note 7 — Contingencies on Pages 9-17 in of this Form 10-Q.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following table provides information about purchases made by or on behalf of the company during the quarter ended March 31, 2004 of shares of equity that are registered by the Company pursuant of Section 12 of the Exchange Act;

			Total
	Total		Number of shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(a)	per Share	Plans or Programs(a)	Plans or Programs(b)
January 1 - 31, 2004	88,450	$50.31	88,450	—
February 1 - 29, 2004	852,500	$53.54	852,500	—
March 1 - 31, 2004	634,090	$54.55	634,090	—
Total	1,575,040	$53.77	1,575,040	12,100,334

(a)	During the first quarter of 2004, we repurchased 435,768 shares of stock for $23.2 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the first quarter of 2004, we repurchased 1,139,272 shares for $61.5 million related to a previously announced $200 million one-year share repurchase program approved by our board in February, 2004.

(b)	The maximum number of shares that may be purchased under any Company plans or programs is estimated based on the remaining amount of shares that may yet be purchased under our $200 million one-year share repurchase program and to mitigate the dilutive effect of the stock options outstanding as of March 31, 2004. Additionally, the number includes our expected purchases in 2004 in connection with our Employee Stock Purchase Plan.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

          Exhibit 31     Rule 13a-14(a)/15(d)-14(a) Certifications

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32     Section 1350 Certifications

Exhibit 32.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

      During the first quarter of our fiscal year ending March 31, 2004, we furnished two reports on Form 8-K. One Current Report on Form 8-K was furnished on February 3, 2004 and covered Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition. The Second Current Report on Form 8-K was furnished on March 18, 2004 and covered Item 9. Regulation FD Disclosure.

      Since the end of the first quarter of our fiscal year ending December 31, 2003, we have furnished one report on Form 8-K, we furnished a Current Report on Form 8-K on April 21, 2004 and covered Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ SARA MATHEW

Sara Mathew
Senior Vice President and Chief Financial Officer

Date: May 4, 2004

By:	/s/ MARY JANE RAYMOND

Mary Jane Raymond
Vice President and Corporate Controller

Date: May 4, 2004