Form 10-Q
period 2004-06-30
DUN & BRADSTREET CORP/NW
filed 2004-08-04
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock,	at June 30, 2004
par value $0.01 per share	70,342,868

THE DUN & BRADSTREET CORPORATION

 i

Item 1. Financial Statements

The Dun & Bradstreet Corporation
Consolidated Statements of Operations (Unaudited)
Amounts in millions, except share and per share data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$349.9	$335.0	$693.3	$649.7

Operating Expenses	105.3	101.8	208.5	207.9
Selling and Administrative Expenses	160.8	151.5	313.3	277.4
Depreciation and Amortization	11.2	15.7	23.2	31.9
Restructuring Charge	8.0	4.9	18.2	15.8

Operating Costs	285.3	273.9	563.2	533.0

Operating Income	64.6	61.1	130.1	116.7

Interest Income	1.8	0.8	3.9	1.6
Interest Expense	(5.0)	(4.7)	(9.6)	(9.2)
Other Income (Expense) – Net	4.6	(0.7)	17.1	6.1

Non-Operating Income (Expense) – Net	1.4	(4.6)	11.4	(1.5)

Income Before Provision for Income Taxes	66.0	56.5	141.5	115.2
Provision for Income Taxes	26.5	21.4	52.2	43.0

Net Income	$39.5	$35.1	$89.3	$72.2

Basic Earnings per Share of Common Stock	$.56	$.47	$1.25	$.97

Diluted Earnings per Share of Common Stock	$.54	$.46	$1.20	$.94

Weighted Average Number of Shares Outstanding -
Basic	70,803,000	74,383,000	71,341,000	74,415,000
Weighted Average Number of Shares Outstanding -
Diluted	73,603,000	76,893,000	74,137,000	76,722,000

The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation
Consolidated Balance Sheets
Amounts in millions, except share data

	(Unaudited)
	June 30,	December 31,
	2004	2003
Assets
Current Assets
Cash and Cash Equivalents	$217.2	$239.0
Marketable Securities	93.1	5.1
Accounts Receivable, Net of Allowance of $20.2 at June 30, 2004 and $21.8 at December 31, 2003	277.7	355.8
Assets Held for Sale	48.4	52.6
Other Current Assets	71.7	78.3

Total Current Assets	708.1	730.8

Non-Current Assets
Property, Plant and Equipment, Net	50.7	55.1
Prepaid Pension Costs	437.2	414.5
Computer Software, Net	35.7	47.2
Goodwill, Net	213.5	256.9
Deferred Income Taxes	58.8	56.0
Other Non-Current Assets	62.0	64.2

Total Non-Current Assets	857.9	893.9

Total Assets	$1,566.0	$1,624.7

Current Liabilities
Accounts and Notes Payable	$26.9	$50.9
Accrued Payroll	67.4	101.2
Accrued Income Tax	112.8	49.3
Liabilities Held for Sale	39.8	13.9
Other Accrued and Current Liabilities	130.4	129.3
Deferred Revenue	377.2	391.3

Total Current Liabilities	754.5	735.9

Pension and Postretirement Benefits	472.4	459.9
Long Term Debt	299.9	299.9
Other Non-Current Liabilities	14.2	80.6

Contingencies (Note 7)

Shareholders’ Equity
Preferred Stock, $0.01 par value per share, authorized – 10,000,000 shares; outstanding — none
Series Common Stock, $0.01 par value per share, authorized – 10,000,000 shares; outstanding — none
Common Stock, $0.01 par value per share, authorized – 200,000,000 shares; issued – 81,945,520 shares	0.8	0.8
Unearned Compensation Restricted Stock	(2.3)	(3.3)
Capital Surplus	197.4	204.4
Retained Earnings	548.2	458.5
Treasury Stock, at cost, 11,602,652 and 9,692,002 shares at June 30, 2004 and December 31, 2003, respectively	(453.5)	(341.6)
Cumulative Translation Adjustment	(167.6)	(177.3)
Minimum Pension Liability Adjustment	(98.0)	(93.1)

Total Shareholders’ Equity	25.0	48.4

Total Liabilities and Shareholders’ Equity	$1,566.0	$1,624.7

The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation
Consolidated Statements of Cash Flows (Unaudited)
Amounts in millions

	Six Months Ended
	June 30,
	2004	2003
Cash Flows from Operating Activities:
Net Income	$89.3	$72.2
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	23.2	31.9
Gain from Sales of Businesses	(16.1)	(0.4)
Income Tax Benefit due to Exercise of Stock Awards Under Incentive Plans	4.0	5.0
Restructuring Expense, Net and Other Asset Impairments	19.2	15.8
Restructuring Payments	(11.8)	(15.9)
Deferred Income Taxes	(62.3)	(3.1)
Accrued Income Taxes, Net	69.4	16.3
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	65.3	48.6
Net Increase in Other Current Assets	(1.5)	(5.2)
Net Increase in Deferred Revenue	21.1	22.8
Net Decrease in Accounts Payable	(18.7)	(2.0)
Net Decrease in Accrued Liabilities	(30.6)	(36.5)
Net Decrease in Other Accrued and Current Liabilities	(3.5)	(3.8)
Changes in Non-Current Assets and Liabilities:
Increase in Other Long Term Assets	(21.2)	(22.5)
Net Increase in Long Term Liabilities	1.1	7.5
Other	0.8	—

Net Cash Provided by Operating Activities	127.7	130.7

Cash Flows from Investing Activities:
Net Investments in Marketable Securities	(84.7)	(28.3)
Cash Proceeds from Sales of Businesses	60.8	1.1
Payments for Acquisitions of Businesses, net of Cash Acquired	—	(98.0)
Cash Settlements of Foreign Currency Contracts	(3.8)	(12.2)
Capital Expenditures	(5.9)	(5.9)
Additions to Computer Software and Other Intangibles	(4.0)	(9.4)
Net Assets Held for Sales of Businesses	(0.7)	—
Investments in Unconsolidated Affiliates	—	(1.9)
Other	(1.6)	1.6

Net Cash Used in Investing Activities	(39.9)	(153.0)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(133.2)	(53.6)
Net Proceeds from Stock Plans	11.1	10.3
Other	—	0.8

Net Cash Used in Financing Activities	(122.1)	(42.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	12.5	0.3

Decrease in Cash and Cash Equivalents	(21.8)	(64.5)
Cash and Cash Equivalents, Beginning of Period	239.0	191.9

Cash and Cash Equivalents, End of Period	$217.2	$127.4

Supplemental Disclosure of Cash Flow Information:
Cash Paid
Income Taxes, Net of Refunds	$38.6	$28.0
Interest	$9.1	$8.6

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular dollar amounts in millions, except per share data)

Note 1 – Basis of Presentation

     These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B” or “We”) Annual Report on Form 10-K for the year ended December 31, 2003. The consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of consolidated statement of operations, and cash flows at the dates and for the periods presented have been included. All significant inter-company transactions have been eliminated in consolidation. Where appropriate, we have reclassified certain prior period amounts to conform to our current presentation.

Note 2 – Recent Accounting Pronouncements

     In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“FAQ”) issued with SAB No. 101. The adoption of SAB No. 104 in the first quarter of 2004 did not have a material impact on our consolidated financial statements.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. In connection with this Act, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. The FSP is effective as of the first interim or annual period beginning after June 15, 2004. Under the FSP, if a company concludes that its defined benefit postretirement benefit plan is actuarially equivalent to the Medicare Part D benefit, the employer should recognize the subsidies in the measurement of the accumulated postretirement benefit obligation (“APBO”) under FAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The resulting reduction of the APBO should be accounted for as an actuarial gain. Two alternative methods of transitioning to the guidance in the FSP are allowed – retroactive application to the date of enactment, or prospective application from the date of adoption. D&B has reviewed its postretirement benefit plan and estimated, based on the guidance included in the Act, that the plan will be actuarially equivalent in 2006 and for a certain amount of years thereafter. We are currently assessing the financial impact that the adoption of FSP 106-2 is expected to have on our financial statements. We will reflect this impact in our financial statements beginning in the quarter ended September 30, 2004.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as described in SFAS No. 133. SFAS No. 149 is generally effective for derivative instruments entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The required adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. The adoption of SFAS No. 150, beginning on July 1, 2003, did not have a material impact on our consolidated financial statements.

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

Note 3 – Impact of Implementation of the Blueprint for Growth Strategy

     Restructuring Charges

     Since the launch of our Blueprint for Growth strategy, we have leveraged financial flexibility to fund investments for growth and to create shareholder value. In each of these programs, we have incurred a restructuring charge, which generally consists of employee severance and termination costs, asset write-offs, and/or costs to terminate lease obligations.

     During the second quarter of 2004, we recognized an $8.0 million restructuring charge in connection with our 2004 Financial Flexibility program in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included $7.5 million for severance and termination costs and $0.5 million for lease termination obligations. During the second quarter of 2004, approximately 125 employees were terminated in connection with our current year Financial Flexibility program. During the first six months of 2004, we have recorded $18.2 million of restructuring charges in connection with the 2004 Financial Flexibility program. The year-to-date charge includes $16.8 million for severance and termination costs related to approximately 325 employees and $1.4 million for lease termination obligations. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations. Additional restructuring charges will be incurred throughout 2004 as additional program actions are taken. In total, we expect to record approximately $30 million to $35 million for all restructuring charges related to the 2004 Financial Flexibility program, including $28 million to $32 million for severance and termination costs related to approximately 1,000 positions and $2 million to $3 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees.

     During the second quarter of 2003, we recorded a $4.9 million restructuring charge for severance and termination costs in connection with the fourth phase of our Financial Flexibility program announced on January 13, 2003, in accordance with SFAS No. 146. During the first six months of 2003, we recorded $15.8 million of restructuring charges in connection with the fourth phase of our Financial Flexibility program. The year-to-date charge included $15.5 million for severance and termination costs related to approximately 450 employees (including a $0.5 million pension plan curtailment charge due to the fourth phase headcount actions discussed in the following paragraph) and $0.3 million for lease termination obligations.

     In accordance with SFAS No. 87, “Employers’ Accounting for Pension,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we are required to recognize a one-time curtailment charge for the estimated pension expense impact to the Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”) related to the headcount actions of the fourth phase of our Financial Flexibility program. The curtailment accounting requirement of SFAS No. 88 required us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g., full vesting). For the U.S. Qualified Plan, these items together resulted in an immediate curtailment charge to earnings of $0.5 million in the first quarter 2003, included in the $15.8 million year-to-date charge discussed above in this Note 3.

     As of June 30, 2004, we have terminated approximately 3,425 employees and eliminated 3,725 positions (including 300 open positions) since the inception of the Financial Flexibility program in October 2000, including the approximately 400 employees who were transitioned to Computer Sciences Corporation (“CSC”) as part of our outsourcing of certain technology functions. All severance related actions were completed as of September 30, 2003 for the first four phases of the Financial Flexibility program.

     The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2004 Financial Flexibility program.

	Severance	Lease
	and	Termination
	Termination	Obligations	Total
2004 Restructuring Charges —
Charge Taken during First Quarter 2004	$9.3	$0.9	$10.2
Payments during First Quarter 2004	(3.8)	(0.9)	(4.7)

Balance Remaining as of March 31, 2004	5.5	—	5.5

Charge Taken during Second Quarter 2004	7.5	0.5	8.0
Payments during Second Quarter 2004	(4.2)	—	(4.2)

Balance Remaining as of June 30, 2004	$8.8	$0.5	$9.3

     The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to the fourth phase of our Financial Flexibility program, which occurred in 2003.

	Severance		Lease
	and	Pension	Termination
	Termination	Curtailment	Obligations	Total
2003 (Phase IV) Restructuring Charges —
Total Charge Incurred during 2003	$16.6	$0.5	$0.3	$17.4

Charge Taken during First Quarter 2003	$10.1	$0.5	$0.3	$10.9
Payments/ Curtailment during First Quarter 2003	(2.6)	(0.5)	—	(3.1)

Balance Remaining as of March 31, 2003	7.5	—	0.3	7.8

Charge Taken during Second Quarter 2003	4.9	—	—	4.9
Payments during Second Quarter 2003	(4.5)	—	(0.1)	(4.6)

Balance Remaining as of June 30, 2003	7.9	—	0.2	8.1

Charge Taken during Third Quarter 2003	1.6	—	—	1.6
Payments during Third Quarter 2003	(4.0)	—	—	(4.0)

Balance Remaining as of September 30, 2003	5.5	—	0.2	5.7

Payments during Fourth Quarter 2003	(4.6)	—	(0.1)	(4.7)

Balance Remaining as of December 31, 2003	0.9	—	0.1	1.0

	Severance		Lease
	and	Pension	Termination
	Termination	Curtailment	Obligations	Total
Payments during First Quarter 2004	(0.8)	—	—	(0.8)

Balance Remaining as of March 31, 2004	0.1	—	0.1	0.2

Payments during Second Quarter 2004	—	—	(0.1)	(0.1)

Balance Remaining as of June 30, 2004(1)	$0.1	$—	$—	$0.1

(1)	Severance Payments will be completed during 2004.

Note 4 – Notes Payable and Indebtedness

     Our borrowings at June 30, 2004 and December 31, 2003, including interest rate swaps designated as hedges, are summarized below:

	June 30,	December 31,
	2004	2003
Fair value of long-term, fixed rate notes	$302.6	$304.7
Fair value of interest rate swaps	(2.7)	(4.9)
Other	—	0.1

Long-Term Debt	$299.9	$299.9

     The notes with face value of $300 million have a five-year term maturing in March 2006 and bear interest at a fixed annual rate of 6.625%, payable semiannually. We have entered into interest rate swap agreements to hedge a portion of this long-term debt (see our Annual Report on Form 10-K for the year ended December 31, 2003 for a more detailed description).

     Other Credit Facilities

     At June 30, 2004 we had a total of $275 million of bank credit facilities available at prevailing short-term interest rates, including a 364-day term facility and a multi-year term facility which will expire in September 2005. These facilities also support our commercial paper borrowings up to $275 million. We have not drawn on either facility since their inception nor did we have any borrowings outstanding under either facility at June 30, 2004. We have also not borrowed under our commercial paper program in 2004. We believe that cash flows generated from operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs. The facilities require the maintenance of interest coverage and total debt to EBITDA ratios (as defined in the agreement). As of June 30, 2004, we were in compliance with these requirements.

Note 5 –Reconciliation of Weighted Average Shares

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(share data in thousands)	2004	2003	2004	2003
Weighted average number of shares—basic	70,803	74,383	71,341	74,415

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(share data in thousands)	2004	2003	2004	2003
Dilutive effect of shares issuable under stock options, restricted stock and performance share plans	2,750	2,391	2,722	2,183
Adjustment of shares applicable to stock options exercised during the period and performance share plans	50	119	74	124

Weighted average number of shares—diluted	73,603	76,893	74,137	76,722

     During the second quarter of 2004 and 2003, we repurchased 426,493 and 531,000 shares of stock for $22.5 million and $20.9 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. During the second quarter of 2004, we also repurchased 488,107 shares in connection with a previously announced $200 million share repurchase program for $26.0 million. During the second quarter of 2003, we repurchased 493,800 shares in connection with a previously announced $100 million share repurchase program for $19.5 million. For the six months ended June 30, 2004, we repurchased 1,627,379 shares in connection with the $200 million share repurchase program for $87.6 million. Additionally, during the first half of 2003, we repurchased 808,300 shares for $30.3 million related to a previously announced $100 million two-year share repurchase program approved by our Board in October, 2002. For the six months ended June 30, 2004 and 2003, we repurchased 862,261 and 601,000 for $45.6 million and $23.3 million, respectively, to mitigate the dilutive effect of the shares under our stock incentive plans and Employee Stock Purchase Plan.

     Options to purchase 723,340 and 216,130 shares of common stock were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. Our options generally expire 10 years after the grant date.

Note 6 – Comprehensive Income

     Total comprehensive income for the three months and six months ended June 30, 2004 and 2003, which includes net income and other gains and losses that affect shareholders’ equity, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income	$39.5	$35.1	$89.3	$72.2
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(13.4)	4.7	9.7	6.2
Minimum Pension Liability	(4.9)	—	(4.9)	—
Unrealized Gains (Losses) On Investments	0.4	(0.1)	0.4	(0.1)

Total Comprehensive Income	$21.6	$39.7	$94.5	$78.3

Note 7 – Contingencies

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

Tax Matters

     Moody’s/D&B2 and its predecessors entered into global tax-planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. As further described below, we have contractual obligations to be financially responsible for a portion of certain liabilities arising from three of these historical tax-planning initiatives (“Legacy Tax Matters”). The status of these Legacy Tax Matters is summarized below.

     Most significantly, we recently reached a basis for settlement with the IRS regarding the two Legacy Tax Matters described below under the headings “Utilization of Capital Losses – 1989-1990,” and “Royalty Expense Deductions – 1993-1997.” These agreements are tentative, and will not bind either the IRS or D&B until final settlement agreements are executed. Upon final settlement, we expect that the net impact to D&B’s cash flow for these two matters could be up to $51 million (tax, interest, and penalties, net of associated tax benefits). As stated in our previous filings with the SEC, we believe we have adequate reserves for these matters and, as a result, the ultimate settlements of these two Legacy Tax Matters are not expected to have a material impact on our earnings. The amounts ultimately payable by us with respect to these settlements are dependent on the terms of the final settlement agreements, final interest computations, and the terms of the tax sharing agreements referenced below.

     Pursuant to a series of tax sharing agreements, IMS and NMR are jointly and severally liable for and must pay one-half, and we and Moody’s/D&B2 are jointly and severally liable for and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the Legacy Tax Matters (other than the matter summarized below as “Amortization and Royalty Expense Deductions/Royalty Income 1997-2004,” for which we and Moody’s/ D&B2 are solely responsible). Moody’s/ D&B2 was contractually obligated to pay, and did pay, that $137 million in connection with the matter summarized below as “Utilization of Capital Losses — 1989-1990.”

     Under the terms of the 2000 Distribution, we and Moody’s/D&B2 have agreed to each be financially responsible for 50% of any potential liabilities of Moody’s/D&B2 that may arise to the extent such potential liabilities are not directly attributable to each party’s respective business operations.

Utilization of Capital Losses — 1989-1990 (Tentative Settlement Pending)

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

     As noted above, we recently reached a basis for settlement of this matter with the IRS. The agreement is tentative and non-binding until a definitive settlement agreement is executed. The pending settlement requires that the complaint for a refund be withdrawn and that the taxpayer make an additional payment to the IRS. We expect that the net impact to D&B’s cash flow to settle this matter could be up to $14 million (tax, interest, and penalties, net of associated tax benefits), and that such payments will be made in 2004.

Royalty Expense Deductions — 1993-1997 (Tentative Settlement Pending)

     In the second quarter of 2003, we received on behalf of Donnelley/D&B1 a proposed notice of deficiency from the IRS proposing adjustments with respect to a partnership transaction entered into in 1993.

     Specifically, the IRS is proposing to disallow certain royalty expense deductions claimed by Donnelley/D&B1 on its 1993-1996 tax returns. We estimate that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to us of $5.0 million in pending tax refunds. We also estimate that the net impact to cash flow with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to $45.0 million (tax, interest and penalties, net of associated tax benefits).

     In addition, and also in the second quarter of 2003, we received on behalf of the partnership associated with the above transaction a notice of proposed adjustment from the IRS challenging the tax treatment of certain royalty payments received by the partnership in which Donnelley/D&B1 was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to Donnelley/D&B1. In January 2004, we received, on behalf of the partnership, a notice of proposed partnership adjustment, and on behalf of Donnelley/D&B1 a notice of proposed adjustment (similar to those received in the second quarter of 2003) associated with Donnelley/D&B1’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. In April 2004, we received, on behalf of Donnelley/D&B1, a proposed notice of deficiency proposing the adjustments described in the January 2004 notice. The net impact to cash flow with respect to our share of this income for the Notices received in 2003 and 2004 could be up to $22.3 million (tax, interest and penalties, net of associated tax benefits).

     We believe that the position of the IRS regarding the partnership is inconsistent with its position with respect to the same royalty expense deductions described above. This $22.3 million would be in addition to the $45.0 million noted above related to royalty expense deductions discussed in the previous paragraph.

     As noted above, we recently reached a basis for settlement regarding the disallowance of the 1995 and 1996 royalty expense deductions. The agreement is tentative and non-binding until a definitive settlement agreement is executed. The agreement eliminates the “inconsistent positions” described above. We expect that the net impact to D&B’s cash flow with respect to the agreement could be up to $37 million (tax, interest, and penalties, net of associated tax benefits) and that such payments will be made in 2004. We continue to discuss with IRS Appeals the 1993, 1994, and 1997 royalty expense deductions, described above, which amounts represent $6.5 million (tax, interest, and penalties, net of associated tax benefits), or 9% of the aggregate exposure in this matter.

Amortization and Royalty Expense Deductions/Royalty Income — 1997-2004

     In the fourth quarter of 2003, we received on behalf of Donnelley/D&B1 and Moody’s/D&B2, IRS Notices of Proposed Adjustment with respect to a partnership transaction entered into in 1997. In addition, we received, on behalf of the partnership, various IRS materials further explaining the examining agent’s position with respect to the activities of the partnership in 1997-1998.

     In April 2004, we received on behalf of Donnelley/D&B1 and Moody’s/D&B2 proposed notices of deficiency from the IRS, proposing adjustments with respect to the 1997 partnership transaction. The adjustments proposed in the notice reflect the notices of proposed adjustment and other IRS materials referred to above.

     Specifically, the IRS asserted that certain amortization expense deductions claimed by Donnelley/D&B1 and Moody’s/D&B2 on their 1997-1998 tax returns should be disallowed. We estimate that the net impact to cash flow as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $55.7 million (tax, interest and penalties, net of associated tax benefits but not taking into account the Moody’s/D&B2 repayment to us of $39.3 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted. At the 2000 Distribution date, we paid Moody’s/D&B2 approximately $55 million in cash representing the discounted value of future tax benefits associated with this transaction. However, pursuant to the terms of the distribution agreement for the 2000 Distribution, should the transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. If the transaction was terminated at June 30, 2004, the amount of such repayment from Moody’s/D&B2 to us would be approximately $39.3 million and would decrease by approximately $4.0 million to $5.0 million per year.

     In addition, the IRS has asserted that royalty expense deductions, claimed by Donnelley/D&B1 and Moody’s/D&B2 on their tax returns for 1997-1998, for royalties paid to the partnership, should be disallowed. Relatedly, the IRS has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by Donnelley/D&B1 and Moody’s/D&B2, including the portions of the royalties that were allocated to third-party partners in the partnership, and, thus, included in their taxable income. We believe that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent. If the IRS prevails on one of the positions with respect to the royalty expense and royalty income, we believe that it is unlikely that it will prevail on the other position. As a result, we believe that after taking into account certain other tax benefits resulting from the IRS’ position on the partnership it is unlikely that there will be any net impact to cash flow in addition to the amounts noted above related to the amortization expense deduction.

     In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense/income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997-1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $138.8 million (tax, interest, and penalties, net of associated tax benefits). This $138.8 million would be in addition to the $55.7 million noted above related to the amortization expense deduction.

     We have filed protests relating to these matters with the IRS Office of Appeals. We are attempting to resolve these matters at the Appeals phase with the IRS before proceeding to litigation, if necessary. If we, on behalf of Donnelley/D&B1 and Moody’s/D&B2, were to challenge, at any time, any of these IRS positions for years 1997 and 1998 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

**************************************************

     We have considered the foregoing Legacy Tax Matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. We have net $104.8 million recorded in the consolidated financial statements, made up of the following components: $112.8 million of reserves in Accrued Income Tax, since we expect to resolve this amount within one year, and an $8.0 million receivable in Other Receivables, representing the tax benefit for deductible interest, since we expect to realize this amount within one year. We believe that these reserves are adequate for our share of the liabilities in these Legacy Tax Matters, including for the pending settlements of the two matters described above. Any payments that would be made for these exposures could be significant to our cash from operations in the period a cash payment took place.

Legal Proceedings

Information Resources, Inc.

     Introduction

     The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company (“VNU”), and its U.S. subsidiaries VNU, Inc., ACNielsen Corporation (“ACNielsen”), AC Nielsen (US), Inc. (“ACN (US)”), and Nielsen Media Research (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, D&B does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. In the event of such default, contractual commitments undertaken by D&B in connection with various corporate reorganizations since 1996, including our spin off from Moody’s/D&B2 in 2000, require us to bear a portion of any amount not paid by the VNU Parties. See below “D&B’s Potential Exposure in the Lawsuit”. For a description of the terms “Donnelly/D&B1,” Moody’s/D&B2 and “Moody’s” and the relationship between Donnelly/D&B1, Moody’s, Moody’s/D&B2 and D&B, see page 9 within this footnote.

     Overview of the Lawsuit

     In July 1996, IRI filed a complaint, subsequently amended in 1997, in the U.S. District Court for the Southern District of New York, naming as defendants a company then known as The Dun & Bradstreet Corporation and now known as R.H. Donnelley (referred to in this 10-Q as Donnelley/D&B1), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley/D&B1.

     The amended complaint alleges various violations of United States antitrust laws under Sections 1 and 2 of the Sherman Antitrust Act. The amended complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleged SRG violated an alleged agreement with IRI when it agreed to be acquired by defendants and that defendants induced SRG to breach that agreement.

     IRI’s antitrust claims allege that defendants developed and implemented a plan to undermine IRI’s ability to compete within the United States and foreign markets in North America, Latin America, Asia, Europe and Australia/New Zealand through a series of anti-competitive practices, including: unlawfully tying/bundling services in the markets in which defendants allegedly had monopoly power with services in markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.

     IRI’s amended complaint originally alleged damages in excess of $350 million, which IRI asked to be trebled under antitrust laws. IRI has since revised its allegation of damages to exceed $650 million, which IRI also asked to be trebled. IRI has filed with the court the report of its expert who has opined that IRI suffered damages of between $581.6 million and $651.7 million from the defendants’ alleged practices. IRI also sought punitive damages in an unspecified amount.

     In April 2003, the Court denied a motion for partial summary judgment by defendants that sought to dismiss certain of IRI’s claims and granted in part a motion by IRI seeking reconsideration of certain summary judgment rulings the Court had previously made in favor of defendants. The motion granted by the Court concerns IRI’s claims of injuries from defendants’ alleged conduct in certain foreign markets.

     Pursuant to a scheduling order entered by the Court on April 8, 2004, discovery is scheduled to end on November 1, 2004, and trial is scheduled to begin April 18, 2005.

     On June 21, 2004, pursuant to a stipulation between IRI and defendants, the Court ordered that certain of IRI’s claims be dismissed with prejudice from the lawsuit, including the claim for tortious interference with the SRG acquisition. The Company believes that the dismissal of the tortious interference claims also precludes any claim for punitive damages.

     The Indemnity and Joint Defense Agreement

     In connection with the 1996 Distribution, Cognizant (now NMR), ACNielsen and Donnelley/D&B1 entered into an Indemnity and Joint Defense Agreement (the “Original JDA”), pursuant to which they agreed to:

•	allocate potential liabilities that may relate to, arise out of or result from the IRI lawsuit (“IRI Liabilities”); and

•	conduct a joint defense of such action.

     In particular, the Original JDA provided that:

•	ACNielsen would assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities became payable as a result of a final non-appealable judgment or any settlement permitted under the Original JDA (the “ACN Maximum Amount”); and

•	Donnelley/D&B1 and Cognizant/NMR would share liability equally for any amounts in excess of the ACN Maximum Amount.

     The Original JDA also provided that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then Cognizant/NMR and Donnelley/D&B1 shall obtain the bond required for the appeal, and each shall pay 50% of the costs of such bond, if any, which cost will be added to IRI Liabilities.

     VNU’s and D&B’s Involvement in the Lawsuit

     In 2001, ACNielsen was acquired by VNU. VNU assumed ACNielsen’s obligations under the Original JDA, and pursuant to the Original JDA VNU was to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

     Under the terms of the 1998 Distribution, D&B2 assumed all potential liabilities of Donnelley/D&B1 arising from the IRI action and agreed to indemnify Donnelly/D&B1 in connection with such potential liabilities. Under the terms of the 2000 Distribution, D&B undertook to be jointly and severally liable with Moody’s/D&B2 for D&B2’s obligations to Donnelley/D&B1 under the 1998 Distribution, including for any liabilities arising under the Original JDA and arising from the IRI action itself. However, as between us and Moody’s/D&B2, we agreed that under the 2000 Distribution, each of us and Moody’s/D&B2 will be responsible for 50% of any payments required to be made by Moody’s/D&B2 with respect to the IRI action under the terms of the 1998 Distribution, including legal fees or expenses related to the IRI action.

     The Amended and Restated JDA (See Exhibit 10.12 filed with this Form 10-Q for the full text of this Agreement)

     On July 30, 2004, the VNU Parties, Donnelley/D&B1, D&B, Moody’s/D&B2 and IMS entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended JDA”).

     Pursuant to the Amended JDA, any and all IRI Liabilities incurred by Donnelley/D&B1, D&B, Moody’s/D&B2 or IMS relating to a judgment (even if not final) or any settlement being entered into in the IRI action will be jointly and severally assumed and fully discharged exclusively by the VNU Parties. Under the Amended JDA, the VNU Parties have agreed to, jointly and severally, indemnify Donnelley/D&B1, D&B, Moody’s/D&B2 and IMS from and against all IRI Liabilities to which they become subject. As a result, the concept of “ACN Maximum Amount” which used to cap ACNielsen’s liability for the IRI Liabilities no longer exists and all such liabilities are the responsibility of the VNU Parties pursuant to the Amended JDA.

     In addition, the Amended JDA provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then the VNU Parties shall obtain the bond required for the appeal and shall pay the full cost of such bond.

     In connection with entering into the Amended JDA, Donnelley/D&B1, D&B, Moody’s/D&B2 and IMS agreed to amend certain covenants of the Original JDA to provide operational flexibility for ACNielsen going forward. In addition, the Amended JDA includes certain amendments to the covenants of ACNielsen (which, under the Amended JDA, are now also applicable to ACN (US), which we understand holds ACNielsen’s operating assets) which are designed to preserve such parties claim-paying ability and protect Donnelley/D&B1, D&B, Moody’s/D&B2 and IMS. Among other covenants, ACNielsen and ACN (US) agreed that neither they nor any of their respective subsidiaries will incur any indebtedness to any affiliated person, except indebtedness which its payment will, after a payment obligation under the Amended JDA comes due, be conditioned on, and subordinated to, the payment and performance of the obligations of such parties under the Amended JDA. VNU has agreed to having a process agent in New York to receive on its behalf service of any process concerning the Amended JDA.

     D&B’s Potential Exposure in the Lawsuit

     As described above, the VNU Parties have assumed exclusive responsibility for the payment of all IRI Liabilities. However, because liability for violations of the antitrust laws is joint and several and because the rights and obligations relating to the Amended JDA are based on contractual relationships, the failure of the VNU Parties to fulfill their obligations under the Amended JDA could result in the other parties bearing all or a share of the IRI Liabilities.

     Joint and several liability for the IRI action means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants. This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between the VNU Parties, Donnelly/D&B1, D&B, Moody’s/D&B2 and IMS.

     Accordingly, and as a result of the allocations of liability described above, in the event the VNU Parties default on their obligations under the Amended JDA, each of Moody’s/D&B2 and D&B will be responsible for the payment of 50% of the portion of any judgment or settlement ultimately paid by Donnelley/D&B1 (which is a defendant in the IRI action), which can be as high as all the IRI Liabilities.

     We are unable to predict the outcome of the IRI action or the financial condition of any of the VNU Parties or the other defendants at the time of any such outcome (and hence we cannot estimate their ability to pay the IRI Liabilities pursuant to the Amended JDA or the judgment or settlement in the IRI action). However, provided that the VNU Parties fulfill their obligations under the amended JDA, we believe that the resolution of this matter would not materially affect our results of operations, cash flows and financial position. Accordingly, no amount in respect of this matter has been accrued in our consolidated financial statements. If, however, IRI were to prevail in whole or in part in this action and if D&B is required to pay, notwithstanding such contractual obligations, a portion of any significant settlement or judgment, the outcome of this matter could have a material adverse effect on D&B’s financial position, results of operations and cash flows.

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

     The Company has approved a settlement agreement and related agreements that set forth the terms of a settlement among the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. We anticipate that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The settlement agreement has not yet been executed. The settlement agreement is subject to approval by the Court, which cannot be assured.

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

     We deny all allegations of wrongdoing and are aggressively defending the case. In September 2003, we filed a motion to dismiss Counts 1, 3 and 4 of the Amended Complaint on the ground that plaintiffs cannot prevail on those claims under any set of facts. In February 2004, the Court heard oral argument on our motion and we expect a written decision on Counts 1 and 3 shortly. With respect to Count 4, the Court requested that the parties conduct limited expert discovery, which is ongoing and anticipated to be completed by October 2004. At that time we will renew our motion to dismiss Count 4 as well. Our motion to dismiss did not address the claim asserted in Count 2 challenging the sale of the RMS business as an intentional interference with employee benefit rights and the Parties have agreed to stay all deposition discovery on Count 2 until the Court fully addresses the issues presented by our pending motion to dismiss. At the appropriate time, we expect to move for summary judgment on this claim as well.

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

Note 8 – Acquisition

     During the first quarter of 2003, we acquired Hoover’s, Inc. with cash on hand. The results of Hoover’s operations have been included in our consolidated financial statements since that date. Hoover’s provides industry and market intelligence on public and private companies, primarily to sales, marketing and business development professionals.

     The transaction was valued at $7.00 per share in cash, for a total of $119.4 million. In addition, we capitalized $3.3 million of transaction costs in accordance with SFAS No. 141, “Business Combinations.” The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the acquired assets and liabilities on the basis of respective fair value. As a result, we recognized goodwill and intangible assets of $66.4 million and $14.5 million, respectively. The goodwill was assigned to our North America segment. Of the $14.5 million of acquired intangible assets, $5.1 million was assigned to trademarks and tradenames that are not subject to amortization and $9.4 million was assigned to subscriber relationships and licensing agreements with useful lives from one to five years.

     During the second quarter of 2003, we paid $6.2 million to acquire controlling interests in three privately-held Italian real estate data companies: 100% interests in Italservice Bologna S.r.l. and Datanet S.r.l. and a 51% interest in RDS S.r.l. In addition, we paid $1.9 million to acquire 17.5% of RIBES S.p.A., a leading provider of business information to Italian banks. As a result, our interest in RIBES S.p.A., when considered together with the minority interest held by our subsidiary Data House S.p.A., increased to 35%. The transaction was funded with cash on hand.

     The Italian real estate data company acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141. The purchase price for controlling interests of the three companies, together with the capitalized transaction costs allowed under SFAS No. 141, was allocated to the acquired assets and liabilities on the basis of respective fair value. As a result, goodwill of $7.2 million was recognized and assigned to our International segment.

     During the first quarter of 2004, we finalized the valuation of the acquired deferred tax asset in connection with the acquisition. There was no adjustment to the purchase price allocation as a result of finalizing the valuation. Additionally, during the first quarter of 2004, we recorded purchase price adjustments relating to Hoover’s and three Italian real estate data company acquisitions. These adjustments reduced goodwill by $0.7 million and $0.9 million for Hoover’s and the Italian real estate data companies, respectively.

Note 9 – Divestitures

     Nordic Operations

     On December 1, 2003, we sold our operations in Sweden, Denmark, Norway, and Finland (“Nordic operations”) to Bonnier Affarsinformation AB, for $42.7 million. The proceeds consisted of cash of $35.9 million, notes receivable of $5.9 million and another receivable of $0.9 million. As a result of our International segment November 30 fiscal year end, we recognized a pre-tax gain of $7.9 million in the first quarter of 2004. Additionally, we wrote-off the $0.9 million other receivable in the second quarter of 2004. Our Nordic operations generated approximately $50.9 million of revenue in 2003.

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

     Central European Operations

     On May 10, 2004, we sold our operations in Germany, Austria, Switzerland, Poland, Hungary and the Czech Republic (“Central European Operations”) to Bonnier Affarsinformation AB (“Bonnier”) for $25.7 million, consisting of $18.1 million in cash and $7.6 million in other receivables, of which $5.6 million has been collected in June 2004. In the second quarter of 2004 we recognized a pre-tax gain of $5.6 million. The proceeds and gain are subject to change as under the sales agreement Bonnier and D&B have a stipulated period of time to agree with the value of the net assets being sold on the date of the closing of the transaction. Our Central European Operations generated approximately $52 million in revenue in 2003.

     In all three of the divestitures noted above, D&B established a strategic relationship in each of these countries where the buyer will operate the acquired businesses under the D&B name, continue to distribute D&B-branded products and services and provide D&B with data to support our global customer needs. All three divestitures were part of our International Segment.

Note 10 – Stock-Based Compensation

     We have stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income for our outstanding stock options as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Also, no stock-based compensation cost is reflected in our net income for our Employee Stock Purchase Plan. The costs associated with our restricted stock grants, stock appreciation rights and restricted stock units are included in net income.

     The following table summarizes the pro forma effect of stock-based compensation on net income and net income per share as if the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” had been adopted.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Reported Net Income	$39.5	$35.1	$89.3	$72.2
Add: Stock compensation cost under the intrinsic method, included in net income, net of tax benefits	1.3	0.5	2.6	0.8
Deduct: Total stock compensation cost under fair-value method for all awards, net of tax benefits	(4.1)	(3.3)	(8.1)	(5.8)

Pro forma Net Income	$36.7	$32.3	$83.8	$67.2

Basic EPS:
As reported	$0.56	$0.47	$1.25	$0.97
Pro forma	$0.52	$0.43	$1.17	$0.90
Diluted EPS:
As reported	$0.54	$0.46	$1.20	$0.94
Pro forma	$0.50	$0.42	$1.13	$0.88

Note 11 – Pension and Postretirement Benefits

     The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations, pursuant to the revised requirements under SFAS No. 132 (revised).

	Pension Plans				Postretirement Benefits
	For Three Months		For Six Months		For Three Months		For Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$4.0	$3.2	$7.4	$6.3	$0.4	$0.4	$0.7	$0.8
Interest cost	22.2	19.2	42.2	38.5	2.7	5.0	5.4	10.1
Expected return on plan assets	(33.1)	(29.2)	(63.6)	(58.3)	—	—	—	—
Amortization of prior service cost	0.7	0.7	1.4	1.4	(3.7)	(0.9)	(7.4)	(1.7)
Recognized actuarial loss	2.7	1.8	4.5	3.6	1.1	0.7	2.3	1.3

Net periodic (income) cost	$(3.5)	$(4.3)	$(8.1)	$(8.5)	$0.5	$5.2	$1.0	$10.5

     We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 that we expected to contribute $19.1 million and $16.8 million to our pension plans and postretirement benefit plan, respectively in 2004. As of June 30, 2004, we have made thus far contributions to our pension plans and postretirement plans of $8.7 million and $6.4 million, respectively.

     In April 2004, the Pension Funding Equity Act of 2004 was signed into law. The Act temporarily replaces, for 2004 and 2005, the interest rate on 30-year Treasury bonds with a rate derived from rates on long-term corporate bonds for pension funding calculations. Since our U.S. Qualified Plan, our largest pension plan (see more detailed descriptions in our Annual Report on Form 10-K for the year ended December 31, 2003) is currently exempt from IRS contribution requirements, there will be no immediate impact for D&B.

     Effective April 1, 2004, an amendment was made to the U.K. final pay defined benefit pension plan. After the amendment, the final pay defined benefit plan was closed to new participants. Under the revised defined benefit plan, the method used to accrue pension benefits is based on career average salary which would reduce plan members’ future benefit. Existing participants in the revised defined benefit plan are required to increase their contributions. Existing participants under the defined benefit plan also have the option to participate in a defined contribution plan which will offer enhanced benefits. As a result of the amendment, the plan was re-measured. The ABO at the re-measurement date was $141 million compared with $125 million at December 31, 2003. An additional minimum pension liability of $5.7 million was recorded for the amount of ABO in excess of plan assets and “Accumulated Other Comprehensive Income,” a component of stockholder’s equity was reduced by $4.9 million, net of tax. The associated deferred tax asset was $2.9 million.

     See Note 2, “Recent Accounting Pronouncements,” for the financial impact of Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Note 12 – Segment Information

     The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources. We report our business on a geographical basis — with two operating segments, North America and International. Our product lines are Risk Management Solutions, Sales & Marketing Solutions, Supply Management Solutions and E-Business Solutions. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenues. For management reporting purposes, we evaluate business segment performance before restructuring charges because they are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our on going underlying business (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under heading “How We Evaluate Performance” for further details). Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility program, are not allocated to our business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
North America	$245.4	$229.3	$495.9	$455.8
International	104.5	105.7	197.4	193.9

Total Revenue	$349.9	$335.0	$693.3	$649.7

Operating Income (Loss):
North America	$73.0	$68.4	$160.5	$148.7
International	20.2	16.4	27.3	17.7

Total Divisions	93.2	84.8	187.8	166.4
Corporate and Other (1)	(28.6)	(23.7)	(57.7)	(49.7)

Operating Income	64.6	61.1	130.1	116.7
Non-Operating Income (Expense) — Net	1.4	(4.6)	11.4	(1.5)

Income before Provision for Income Taxes	$66.0	$56.5	$141.5	$115.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(1) The following table itemizes “Corporate and Other”
Corporate Costs	$(14.6)	$(11.3)	$(29.4)	$(21.0)
Transition Costs	(6.0)	(7.5)	(10.1)	(12.9)
Restructuring Charge	(8.0)	(4.9)	(18.2)	(15.8)

Total “Corporate and Other”	$(28.6)	$(23.7)	$(57.7)	$(49.7)

Supplemental Geographic and Product Line Information:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2004	2003	2004	2003
Geographic and Product Line Revenues:
North America:
Risk Management Solutions	$162.6	$153.0	$323.9	$304.7
Sales & Marketing Solutions	64.5	61.3	137.1	128.2
Supply Management Solutions	6.3	6.9	11.8	12.3
E-Business Solutions	12.0	8.1	23.1	10.6

Core Revenue	245.4	229.3	495.9	455.8
Divested Businesses	—	—	—	—

Total North America	245.4	229.3	495.9	455.8

International:
Risk Management Solutions	77.5	64.0	142.6	115.8
Sales & Marketing Solutions	14.4	13.4	27.2	24.3
Supply Management Solutions	1.9	1.4	2.9	2.8

Core Revenue	93.8	78.8	172.7	142.9
Divested Businesses	10.7	26.9	24.7	51.0

Total International	104.5	105.7	197.4	193.9

Consolidated Operating Revenues:
Risk Management Solutions	$240.1	$217.0	$466.5	$420.5
Sales & Marketing Solutions	78.9	74.7	164.3	152.5
Supply Management Solutions	8.2	8.3	14.7	15.1
E-Business Solutions	12.0	8.1	23.1	10.6

Core Revenue	339.2	308.1	668.6	598.7
Divested Businesses	10.7	26.9	24.7	51.0

Total Revenue	$349.9	$335.0	$693.3	$649.7

	June 30,	December 31,
Assets:	2004	2003

North America	$407.1	$456.8
International	409.2	541.1

Total Divisions	816.3	997.9
Corporate and Other (primarily domestic pensions and taxes)	749.7	626.8

Total Assets	$1,566.0	$1,624.7

	June 30,	December 31,
Goodwill:	2004	2003

North America	$117.3	$118.0
International	96.2	138.9

Total Goodwill	$213.5	$256.9

Note 13 – Subsequent Events

     Assets Held for Sale and Impairment Charge — Iberian Operations

     On July 14, 2004, we signed an agreement to sell our operations in Iberia to Informa S.A. for approximately $11 million. During the second quarter of 2004, we took an impairment charge to write down the net assets held for sale to their fair market value. The impairment charge was $1.2 million and was recorded to other income (expense) – net as a non-operating item. The proceeds and loss expected from this transaction are subject to change based on the value of the net assets of the businesses being sold on the date of the closing of the transaction. Our Iberian operations generated $24 million of revenue in 2003.

     We have reclassified the assets and liabilities relating to the Iberian operations to Assets and Liabilities Held for Sale in our Consolidated Balance Sheet as of June 30, 2004. Assets Held for Sale of $20.0 million is primarily made up of accounts receivable, goodwill and property, plant and equipments. Liabilities Held for Sale of $13.2 million is primarily made up of deferred revenue, accrued liabilities and accounts payable. The Iberian operations are part of our International segment.

     Other Assets Held for Sale

     We are continuing to implement our strategy within the International segment and, accordingly, have reclassified the assets and liabilities relating to these activities to Assets and Liabilities Held for Sale in our Consolidated Balance Sheet as of June 30, 2004. Assets Held for Sale of $28.4 million is primarily made up of accounts receivable and goodwill. Liabilities Held for Sale of $26.6 million is primarily made up of deferred revenue, accrued liabilities and accounts payable.

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

     Core revenue includes the revenue from acquired businesses from the date of acquisition. Divested businesses include our Nordic and India operations, both sold in the first quarter of 2004 as well as our Central European operations sold in the second quarter of 2004. We also isolate the effects of changes in foreign exchange rates on our revenue growth because, while we take steps to manage our exposure to foreign currency, we believe it is useful to investors to be able to compare revenue from one period to another both with and without the effects of currency translation. As a result, we monitor our core revenue growth both including and excluding the effects of foreign exchange.

     We evaluate the performance of our business segments based on segment revenue growth before the effect of foreign exchange, and segment operating income excluding restructuring charges (whether recurring or non-recurring) and certain other items that we consider do not reflect our underlying business performance. We refer to these restructuring charges and other items as “non-core gains and charges.” We evaluate business segment performance before non-core gains and charges because such gains and charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. For the second quarter 2004, non-core gains and charges were restructuring charges of $8.0 million, an impairment charge of $1.2 million to write-down the net assets of our Iberian operations to fair market value, and a gain on the sale of our operations in Central Europe of $5.6 million. For the second quarter 2003, non-core charges were restructuring charges of $4.9 million. For the six months ended June 30, 2004, non-core gains and charges were restructuring charges of $18.2 million, an impairment charge of $1.2 million to write-down the net assets of our Iberian operations to fair market value, a gain on the sales of Nordic, India, and distribution channels in Pakistan and the Middle East totaling $11.7 million, and a gain on the sale of our operations in Central Europe of $5.6 million. For the six months ended June 30, 2003, non-core gains and charges were restructuring charges of $15.8 million and our $7.0 million insurance recovery related to the World Trade Center tragedy. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy), are reported as Corporate and Other expenses and are not allocated to our business segments. Transition costs were $6.0 million and $7.5 million for the second quarter 2004 and 2003, respectively and $10.1 million and $12.9 million for the six months ended June 30, 2004 and 2003, respectively.

     When we evaluate the performance of our business as a whole, we focus on results (such as operating income and diluted earnings per share) excluding non-core gains and charges because such gains and charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. You should not conclude from our presentation of non-core gains and charges that the items that result in non-core gains and charges will not occur in the future.

     When we evaluate our cash flow, we use free cash flow which measures the Company’s available cash flow for potential debt repayment, acquisitions, stock repurchases and additions to cash, cash equivalents and short term investments. We define free cash flow as net cash provided by operating activities minus capital expenditures and additions to computer software and other intangibles. We believe free cash flow to be relevant and useful information to our investors as this measure is used by our management in evaluating the funding necessary to support our ongoing business operations and to support our portfolio of product investment decisions. Free cash flow should not be considered as a substitute measure of net cash flows provided by operating activities, and does not necessarily represent amounts available for discretionary expenditures. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

     We believe these measures are useful because they reflect how we manage our business. These adjustments to our results in accordance with generally accepted accounting principles, or GAAP, are made with the intent of providing both management and investors a more complete understanding of the underlying operational results and trends and our marketplace performance.

     These adjustments to our GAAP results are among the primary indicators management uses as a basis for our planning and forecasting of future periods to the evaluate performance of the business and for compensation purposes. However, these measures are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, or diluted earnings per share prepared in accordance with GAAP. In addition, you should note that because not all companies calculate these financial measures similarly or at all, the presentation of these measures is not likely to be comparable to measures of other companies.

     See “Results of Operations,” below, for a discussion of our results reported on a GAAP basis.

Overview

     Our discussion and analysis of our financial condition and results of operations for the second quarter 2004 and six months ended June 30, 2004, are based upon our unaudited consolidated financial statements for that period. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. Our unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations, which appear in D&B’s Annual Report on Form 10-K for the year ended December 31, 2003.

     D&B provides the information, tools and expertise to help customers “Decide with ConfidenceTM.” We report our business on a geographical basis with two operating segments:

•	North America (which consists of operations in the United States and Canada) contributed 72% of our core revenue for the second quarter 2004 and 74% of our core revenue for the six months ended June 30, 2004;

•	International (which comprises Europe, Africa, Middle East, Asia Pacific and Latin America) represented 28% of our core revenue for the second quarter 2004, and 26% of our core revenue for the six months ended June 30, 2004.

     The following product lines are sold in our segments:

•	Risk Management Solutions — our largest solution set, contributed 71% of our core revenue for the second quarter 2004 and 70% of our core revenue for the six months ended June 30, 2004; and

•	Sales & Marketing Solutions — our next largest solution set, contributed 23% of our core revenue for the second quarter 2004 and 25% of our core revenue for the six months ended June 30, 2004; and

•	Supply Management Solutions — our smallest solution set, contributed 2% of our core revenue for the second quarter 2004 and 2% of our core revenue for the six months ended June 30, 2004; and

•	E-Business Solutions – our newest solution set, contributed 4% of our core revenue for the second quarter 2004 and 3% of our core revenue for the six months ended June 30, 2004.

     E-Business Solutions represents the results of Hoover’s, Inc. which we acquired on March 3, 2003. E-Business Solutions is included in our North America segment results.

     The product lines, or customer solution sets, are discussed in greater detail in “Item 1. Business” of our Form 10-K for the year ended December 31, 2003.

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

     Our traditional Risk Management Solutions generally consist of reports derived from our database which our customers use primarily to make decisions about new credit applications. An example is our Business Information Report, or BIR. Our traditional Risk Management Solutions constituted 83% of our Risk Management Solutions total revenue and 59% of our core revenue in the second quarter of 2004. The traditional

Risk Management Solutions constituted 83% of our Risk Management Solutions total revenue and 58% of our core revenue for the six months ended June 30, 2004. Our value-added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our value-added Risk Management Solutions constituted 17% of our Risk Management Solutions total revenue and 12% of our core revenue in the second quarter 2004. The value-added Risk Management Solutions constituted 17% of our Risk Management Solutions total revenue and 12% of our core revenue for the six months ended June 30, 2004.

     Our traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities, and constituted 52% of our Sales & Marketing Solutions total revenue and 12% of our core revenue in the second quarter 2004. The traditional Sales & Marketing Solutions constituted 50% of our Sales & Marketing Solutions total revenue and 13% of our core revenue for the six months ended June 30, 2004. Our value-added Sales & Marketing Solutions generally include decision-making and customer information management solutions, and constituted 48% of our Sales & Marketing Solutions total revenue and 11% of our core revenue in the second quarter of 2004. The value-added Sales & Marketing Solutions constituted 50% of our Sales & Marketing Solutions total revenue and 12% of our core revenue for the six months ended June 30, 2004.

     By utilizing our proprietary DUNSRight™ quality process we continue to provide customers with high quality information and business insight when they need to make confident business decisions. The DUNSRight™ quality process allows us to achieve best-in-class data quality. The process includes collecting data from multiple sources and enhancing it into insightful information that drives profitable decisions. The process consists of quality assurance plus five quality drivers: Global Data Collection, Entity Matching, the D-U-N-S® Number, Corporate Linkage, and Predictive Indicators. The DUNSRight™ quality process has been a key enabler of progress to date and will continue to be crucial to our growth going forward. Our DUNSRight™ quality process is explained in more detail in “Item 1. Business” of our Form 10-K for the year ended December 31, 2003.

Recently Issued Accounting Standards

     See Note 2 to our consolidated financial statements for disclosure of the impact that recently issued accounting standards will have on our consolidated financial statements.

Results of Operations

     The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, and should be read in conjunction with those financial statements and footnotes, which have been prepared in accordance with US GAAP.

Consolidated Revenues

     The following tables present our revenue by segment and product line for the second quarter 2004 and 2003 and the six months ended June 30, 2004 and 2003. Additionally, these tables reconcile the non-GAAP measure of core revenue to the GAAP measure of total revenue.

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in millions)		(Amounts in millions)
Revenues by Segment:
North America	$245.4	$229.3	$495.9	$455.8
International	93.8	78.8	172.7	142.9

Core Revenue	339.2	308.1	668.6	598.7
Divested Businesses	10.7	26.9	24.7	51.0

Total Revenue	$349.9	$335.0	$693.3	$649.7

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in millions)		(Amounts in millions)
Revenues by Product Line:
Risk Management Solutions	$240.1	$217.0	$466.5	$420.5
Sales & Marketing Solutions	78.9	74.7	164.3	152.5
Supply Management Solutions	8.2	8.3	14.7	15.1
E-Business Solutions	12.0	8.1	23.1	10.6

Core Revenue	339.2	308.1	668.6	598.7
Divested Businesses	10.7	26.9	24.7	51.0

Total Revenue	$349.9	$335.0	$693.3	$649.7

Three Months Ended June 30, 2004

     For the three months ended June 30, 2004, core revenue increased $31.1 million, or 10% (7% increase before the effect of foreign exchange) compared with the three months ended June 30, 2003. The revenue increase was driven by revenue growth in North America of $16.1 million, or 7% and International of $15.0 million, or 19% (8% increase before the effect of foreign exchange). Total revenue for the second quarter of 2004 increased $14.9 million or 5% (1% increase before the effect of foreign exchange) compared with the three months ended June 30, 2003. Total revenue for the second quarter 2004 includes revenue from our divested Central European operations. Total revenue for the second quarter 2003 includes revenues from our divested operations in Central Europe, Israel, Nordic, India, and distribution channels in Pakistan and the Middle East.

     On a product-line basis, our core revenue results in the second quarter of 2004 versus the second quarter of 2003 reflect:

•	a $23.1 million, or 11%, growth in Risk Management Solutions (7% increase before the effect of foreign exchange). The increase was driven by both our North America and International segments. Traditional Risk Management Solutions grew 11% (7% increase before the effect of foreign exchange), and our value-added Risk Management Solutions grew 8% (7% increase before the effect of foreign exchange). The increase in traditional Risk Management Solutions is primarily driven by the continued growth in our Self Analysis, Comprehensive Report, Monitoring and e-Portfolio products. Additionally, the increase reflects the effects of our recently offered risk management subscription plan for our customers willing to increase the level of business they do with D&B. The plan provides expanded access to our Risk Management Solutions in a way that provides more certainty for our customers over related costs, which in turn has increased customer usage of our products. The growth in our value-added Risk Management Solutions was driven by the growth in both our North America and International segments. The primary drivers behind this growth are our predictive indicator and data append product solutions. Additionally, our customers preference to continue to automate their decision-making process through products such as Global Decision Maker™ has contributed to the growth.

•	a $4.2 million, or 6%, increase in Sales & Marketing Solutions (4% increase before the effect of foreign exchange). The overall increase in Sales & Marketing Solutions reflects the benefits of increased investments in DUNSRight™. Traditional Sales & Marketing Solutions declined 5% (7% decline before the effect of foreign exchange), while our value-added Sales & Marketing Solutions grew 20% (19% increase before the effect of foreign exchange). The decline in traditional Sales & Marketing Solutions is largely due to the planned migration of our larger customers from certain of our traditional to our value-added solutions as well as weakness within our list and label business. The growth in our value-added Sales & Marketing Solutions was driven by our North America segment partially offset by its decline in our International segment. This growth reflects our investment last year to increase our sales capacity for our value added products. The growth was driven by our customer information management (“CIM”) products and our prospecting solutions, including Market Spectrum™ as well as the planned migration of customers from traditional to value-added as noted above.

•	a $0.1 million, or 2%, decrease in Supply Management Solutions (4% decrease before the effect of foreign exchange).

•	a $3.9 million, or 49% increase in E-Business Solutions representing the results of Hoover’s Inc. This increase includes 25 points of growth and 24 points due to the effect of purchase accounting on 2003 results, as a result of the write-down of the acquired deferred revenue to its fair value. We continue to see growth in this product line as a result of an increase in the subscriber base. Additionally, we have leveraged DUNSRight™ to double the size of Hoover’s Inc. database.

Six Months Ended June 30, 2004

     For the six months ended June 30, 2004, core revenue increased $69.9 million, or 12% (8% increase before the effect of foreign exchange) compared with the six months ended June 30, 2003, including one percentage point of growth due to the acquisitions of Hoover’s Inc. in the first quarter 2003 and the Italian real estate data companies in the second quarter 2003. The revenue increase was driven by revenue growth in North America of $40.1 million, or 9% and International of $29.8 million, or 21% (8% increase before the effect of foreign exchange). Total revenue for the six months ended June 30, 2004 increased $43.6 million or 7% (3% increase before the effect of foreign exchange) compared to the six months ended June 30, 2003. Total revenue for the six months ended 2004 includes revenue from our divested Central European operations. Total revenue for the six months ended 2003 includes revenues from our divested operations in Central Europe, Israel, Nordic, India, and distribution channels in Pakistan and the Middle East.

     On a product-line basis, our core revenue results for the six months ended June 30, 2004 versus the six months ended June 30, 2003 reflect:

•	a $46.0 million, or 11%, growth in Risk Management Solutions (7% increase before the effect of foreign exchange). The increase was driven by both our traditional and value-added solutions in both our North America and International segments. Traditional Risk Management Solutions grew 12% (8% increase before the effect of foreign exchange), and our value-added Risk Management Solutions grew 6% (4% increase before the effect of foreign exchange). The increase in traditional Risk Management Solutions is primarily driven by the continued growth in our Self Analysis, Comprehensive Report and e-Portfolio products. Additionally, our risk management subscription plan, which was introduced in the fourth quarter of 2003, continued to grow during the second quarter. The growth in our value-added Risk Management Solutions was driven by the growth in both our North America and International segments. The primary drivers behind this growth are our predictive indicator and data append product solutions as well as our Global Decision Maker™ product.

•	a $11.8 million, or 8%, increase in Sales & Marketing Solutions (6% increase before the effect of foreign exchange). The overall increase in Sales & Marketing Solutions reflects the benefits of increased investments in DUNSRight™. Traditional Sales & Marketing Solutions declined 5% (7% decline before the effect of foreign exchange), while our value-added Sales & Marketing Solutions grew 24% (22% increase before the effect of foreign exchange). The decline in traditional Sales & Marketing Solutions is largely due to the continued planned migration of our larger customers from certain of our traditional to our value-added solutions as well as weakness within our list and label business. The increase in our value-added Sales & Marketing Solutions reflects our investment last year to increase our sales capacity for our value added products. The growth has also continued to be driven by our CIM products and our prospecting solutions.

•	a $0.4 million, or 3%, decrease in Supply Management Solutions (5% decrease before the effect of foreign exchange).

•	a $12.5 million increase in E-Business Solutions representing the results of Hoover’s Inc. We continue to see growth in this product line as a result of an increase in the subscriber base. Additionally, we have leveraged DUNSRight™ to double the size of Hoover’s Inc. database.

Consolidated Operating Costs

     The following table presents our consolidated operating costs and operating income for the second quarter 2004 and 2003 and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$105.3	$101.8	$208.5	$207.9
Selling and Administrative Expenses	160.8	151.5	313.3	277.4
Depreciation and Amortization	11.2	15.7	23.2	31.9
Restructuring Charge	8.0	4.9	18.2	15.8

Operating Costs	$285.3	$273.9	$563.2	$533.0

Operating Income	$64.6	$61.1	$130.1	$116.7

     Operating expenses increased $3.5 million or 4% in the second quarter of 2004 compared with the second quarter of 2003. Operating expenses increased $0.6 million for the six months ended June 30, 2004 compared with the six months ended June 30, 2003.

     Selling and administrative expenses increased $9.3 million, or 6% in the second quarter of 2004, compared with the second quarter of 2003. Selling and administrative expenses increased $35.9 million, or 13% for the six months ended June 30, 2004 compared with the six months ended June 30, 2003. The increase for both the quarter and six month ended June 30, 2004 were primarily due to the following:

•	additional costs related to revenue generating investments as well as additional variable costs (such as commissions and bonus) incurred as a result of increased revenues,

•	consulting costs associated with our reengineering initiatives and costs associated with achieving compliance with Sarbanes-Oxley requirements,

•	increase in our expense base as a result of consolidating the three Italian real estate data company acquisitions, and

•	impact of foreign exchange.

     The increase in the costs mentioned above was partially offset by administrative cost savings such as lower compensation costs achieved through our Financial Flexibility program.

     We had net pension income of $3.5 million and $8.1 million for the three and six months ended June 30, 2004, respectively, compared to $4.3 million and $8.5 million for the three and six months ended June 30, 2003, respectively. Additionally, we had postretirement benefit costs of $0.5 million and $1.0 million for the three and six months ended June 30, 2004, respectively, compared to $5.2 million and $10.5 million for the three and six months ended June 30, 2003, respectively. We consider these amounts to be part of our compensation costs and therefore are included in operating expenses and in selling and administrative expenses, based upon the classification of the underlying compensation costs. Lower non-cash postretirement benefit costs was due to an amendment made to our Postretirement Benefit Plan in 2003. Starting January 1, 2004, the amount of our annual insurance premium contribution is limited and based on the amount D&B contributed in 2003 per retiree.

     Depreciation and amortization decreased $4.5 million or 29% for the second quarter 2004, compared to the second quarter 2003. The decrease was largely driven by our European back-office system that was previously capitalized and is now fully depreciated. Also contributing to the decrease was the sale of our building in High Wycombe, England in July 2003 as well as lower capitalized spending in 2004. The lower capital spending is a result of us continuing to deliver more of our products over the web which in turn causes investment projects to become less capital intensive. Depreciation and amortization decreased $8.7 million or 27% for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The decrease for the six months ended June 30, 2004 was also due to the European back-office system and the High Wycombe building explanations as specified above. Additionally, there was lower capital spending in both the first and second quarter of 2004, as we continue to deliver more of our products over the web.

     During the second quarter of 2004, we recognized an $8.0 million restructuring charge in connection with our 2004 Financial Flexibility program in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included $7.5 million for severance and termination costs and $0.5 million for lease termination obligations. During the second quarter of 2004, approximately 125 employees were terminated in conjunction with our current year Financial Flexibility program. Through the first six months of 2004, we recorded $18.2 million of restructuring charges in connection with the 2004 Financial Flexibility program. The year-to-date charge includes $16.8 million for severance and termination costs related to approximately 325 employees and $1.4 million for lease termination obligations. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations and additional restructuring charges will be incurred throughout 2004, as additional program actions are taken. In total, we expect to record approximately $30 million to $35 million for all restructuring charges related to the 2004 Financial Flexibility program including $28 million to $32 million for severance and termination costs related to approximately 1,000 positions and $2 million to $3 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees.

     During the second quarter of 2003, we recorded a $4.9 million restructuring charge for severance and termination costs in connection with the fourth phase of our Financial Flexibility program in accordance with SFAS No. 146. Through the first six months of 2003, we recorded $15.8 million of restructuring charges in connection with the fourth phase of our Financial Flexibility program. The six month charge included $15.5 million for severance and termination costs related to approximately 450 employees (including a $0.5 million pension plan curtailment charge due to the fourth phase headcount actions discussed in the following paragraph) and $0.3 million for lease termination obligations.

     In accordance with SFAS No.87 and SFAS No.88, we are required to recognize a one-time curtailment charge for the estimated pension expense impact to the Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”) related to the headcount actions of the fourth phase of our Financial Flexibility program announced on January 13, 2003. The curtailment accounting requirement of SFAS No. 88 requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g., full vesting). For the U.S.

Qualified Plan, these items together resulted in an immediate curtailment charge to earnings of $0.5 million in the first quarter 2003, included in the $15.8 million full year charge above.

Interest Income (Expense) — Net

     The following table presents our net interest income and expense for the second quarter of 2004 and 2003 and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in millions)		(Amounts in millions)
Interest Income	$1.8	$0.8	$3.9	$1.6
Interest Expense	(5.0)	(4.7)	(9.6)	(9.2)

Interest Expense — Net	($3.2)	($3.9)	($5.7)	($7.6)

     For the three months and six months ended June 30, 2004, interest income increased $1.0 million and $2.3 million, compared with the three and six months ended June 30, 2003, respectively. The increase in interest income was primarily due to higher cash balances. Additionally, our decision to invest a significant amount of cash in marketable securities which carry higher interest rates also contributed to the increase.

Other Income (Expense) — Net

     The following table presents our “Other Income (Expense) — Net” for the second quarter 2004 and 2003 and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in millions)		(Amounts in millions)
Miscellaneous Other Income (Expense) – Net	$0.2	($0.7)	$1.0	($0.9)
Insurance Recovery related to World Trade Center Tragedy	—	—	—	7.0
Gain on Sale of India Operations	—	—	3.8	—
Gain on Sale of Nordic Operations	—	—	7.9	—
Gain on Sale of Central European Operations	5.6	—	5.6	—
Impairment charge on the net assets of our Iberian Operations	(1.2)	—	(1.2)	—

	$4.6	($0.7)	$17.1	$6.1

     For the three months ended June 30, 2004, Other Income – Net increased $5.3 million compared with the three months ended June 30, 2003. The increase is primarily due to the gain on sale of our Central European operations partially offset by an impairment charge on the net assets of our Iberian operations. For the six months ended June, 30 2004, Other Income – Net increased $11.0 million compared with the six months ended June 30, 2003. The increase is primarily due to the gains on the sale of our operations in India, Nordic, and Central Europe partially offset by the impairment charge on the net assets of our Iberian operations in 2004 and gain on the insurance recovery related to the World Trade Center tragedy in 2003, respectively.

Provision for Income Taxes

     D&B’s effective tax rate was 40.1% for the second quarter of 2004, as compared to 38.0% for the second quarter of 2003. The effective tax rate for the second quarter of 2004 was negatively impacted by a tax expense related to the sale of our Central European operations (1.1 points) and the non-deductibility of certain costs related to the sale of our Iberian operations (3.6 points). The negative impact was partially offset by the favorable impact of a release of reserves relating to the closing of 1997 and 1998 tax years for IRS audit purposes (excluding the legacy tax matters discussed in Note 7.) For the six months ended June 30, 2004 and June 30, 2003, our effective tax rate was 36.9% and 37.3%, respectively.

Earnings per Share

     We reported earnings per share, or EPS, for the second quarter 2004 and 2003 and the six months ended June 30, 2004 and 2003, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic Earnings Per Share	$0.56	$0.47	$1.25	$0.97
Diluted Earnings Per Share	$0.54	$0.46	$1.20	$0.94

     For the three months ended June 30, 2004, basic EPS increased 19%, compared with the second quarter of 2003, reflecting a 13% increase in net income and a 5% reduction in the weighted average number of basic shares outstanding. Diluted EPS increased 17%, compared with the second quarter of 2003, reflecting a 13% increase in net income and a 4% reduction in the weighted average number of diluted shares outstanding.

     For the six months ended June 30, 2004, basic EPS increased 29%, compared with the six months ended June 30, 2004, reflecting a 24% increase in net income and a 4% reduction in the weighted average number of basic shares outstanding. Diluted EPS increased 28%, compared with the six months ended June 30, 2003, reflecting a 24% increase in net income and a 3% reduction in the weighted average number of diluted shares outstanding.

Segment Results

     The operating segments reported below, North America and International, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

     North America

     North America is our largest segment, representing 72% and 74% of our total and core revenue for the second quarter 2004 and six months ended June 30, 2004, respectively. The following table presents our North American product line revenue for the second quarter 2004 and 2003 and six months ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in millions)		(Amounts in millions)
Revenues:
Risk Management Solutions	$162.6	$153.0	$323.9	$304.7
Sales & Marketing Solutions	64.5	61.3	137.1	128.2
Supply Management Solutions	6.3	6.9	11.8	12.3
E-Business Solutions	12.0	8.1	23.1	10.6

Total and Core North America Revenue	$245.4	$229.3	$495.9	455.8

Three Months Ended June 30, 2004

     North American total and core revenue increased $16.1 million, or 7% compared with the second quarter of 2003. The increase is due to increased revenue in all of our product lines except for Supply Management Solutions.

     On a product-line basis, North America’s core revenue results reflect:

•	a $9.6 million, or 6%, increase in Risk Management Solutions. Traditional Risk Management Solutions, which accounted for 78% of total North American Risk Management Solutions, increased 6%. The increase is primarily driven by the continued growth in our Self Analysis, Comprehensive Report and Monitoring products. Additionally, the increase reflects the effects of our recently offered risk management subscription plan for our customers willing to increase the level of business they do with D&B. The plan provides expanded access to our Risk Management Solutions in a way that provides more certainty over related costs, which in turn has increased usage. Lastly, we have invested in several solutions to help our customers automate their access to our information. Customer acceptance of our Data Integration Toolkit and other automated delivery services is another factor that contributed to increased usage. Value-added Risk Management Solutions increased 7%. The increase is primarily driven by growth in our predictive indicator and data append product solutions. Additionally, we continue to see growth in products such as Global Decision Maker™.

•	a $3.2 million, or 5%, increase in Sales & Marketing Solutions. Traditional Sales & Marketing Solutions, which accounted for 47% of total North American Sales & Marketing Solutions, decreased 13%. This decline is reflective of two factors, (i) weakness within our list and label business and (ii) planned migration of our larger customers from certain of our traditional products to our value-added solutions. This decline in traditional was offset by the continued strength of value-added Sales & Marketing Solutions, which increased 30%. Our value-added Sales & Marketing Solutions accounts for 53% of our total North America Sales & Marketing Solutions. Within our value-added Sales & Marketing Solutions the increase was driven by our CIM products and our prospecting solutions, such as Market Spectrum™. In the United States, we had also increased the number of product specialists which has increased sales capacity relating to our CIM products.

•	a $0.6 million, or 9%, decrease in Supply Management Solutions.

•	a $3.9 million, or 49% increase in E-Business Solutions representing the results of Hoover’s Inc. This increase includes 25 points of growth and 24 points due to the effect of purchase accounting on 2003 results, as a result of the write-down of the acquired deferred revenue to its fair value. We continue to see growth in this product line as a result of an increase in the subscriber base. Additionally, we have leveraged DUNSRight™ to double the size of Hoover’s Inc. database.

     North America’s operating income for the second quarter 2004 was $73.0 million, compared to $68.4 million for the second quarter of 2003, resulting in an increase of 7%. The increase in operating income was due to an increase in North America core revenue for the second quarter of 2004 and included investments made to drive revenue growth.

Six Months Ended June 30, 2004

     North American total and core revenue increased $40.1 million, or 9% compared with the six months ended June 30, 2003. The increase is due to increased revenue in all of our product lines except for Supply Management Solutions.

     On a product-line basis, North America’s core revenue results reflect:

•	a $19.2 million, or 6%, increase in Risk Management Solutions. Traditional Risk Management Solutions increased 7%. The increase is primarily driven by the continued growth in our Self Analysis, Comprehensive Report and Monitoring products as well as our risk management subscription plan that was released in the first quarter. Value-added Risk Management Solutions increased 4% (3% increase before the effect of foreign exchange). The increase is primarily driven by growth in our predictive indicator and data append product solutions. We also continue to see growth in products such as Global Decision Maker™.

•	a $8.9 million, or 7%, increase in Sales & Marketing Solutions. Traditional Sales & Marketing Solutions decreased 10% (11% decrease before the effect of foreign exchange). This decline is reflective of two factors, (i) weakness within our traditional list and label business and (ii) planned migration of our larger customers from certain of our traditional products to our value-added solutions. This decline was offset by the continued strength of value-added Sales & Marketing Solutions, which increased 28%. Within our value-added Sales & Marketing Solutions the increase was driven by the continued growth of our CIM products and our prospecting solutions, including Market Spectrum™. In the United States, we had increased the number of product specialists which has increased sales capacity relating to our, CIM products.

•	a $0.5 million, or 5%, decrease in Supply Management Solutions.

•	a $12.5 million increase in E-Business Solutions representing the results of Hoover’s Inc. We continue to see growth in this product line as a result of an increase in the subscriber base. Additionally, we have leveraged DUNSRight™ to double the size of Hoover’s Inc. database.

     North America’s operating income for the six months ended June 30, 2004 was $160.5 million, compared to $148.7 million for the six months ended June 30, 2003, an increase of 8%. The increase in operating income was due to a 9% increase in North America core revenue for the six months ended June 30, 2004 and included investments made to drive revenue growth.

International

     International represented 28% and 26% of our core revenue for the second quarter 2004 and six months ended June 30, 2004, respectively. The following table presents our International product line revenue for the second quarter of 2004 and 2003 and six months ended June 30, 2004 and 2003. Additionally, these tables reconcile the non-GAAP measure of core revenue to the GAAP measure of total revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Amounts in millions)		(Amounts in millions)
Revenues:
Risk Management Solutions	$77.5	$64.0	$142.6	$115.8
Sales & Marketing Solutions	14.4	13.4	27.2	24.3
Supply Management Solutions	1.9	1.4	2.9	2.8

International Core Revenue	93.8	78.8	172.7	142.9
Divested Businesses	10.7	26.9	24.7	51.0

Total International Revenue	$104.5	$105.7	$197.4	$193.9

Three Months Ended June 30, 2004

     International core revenue increased $15.0 million, or 19% (8% increase before the effect of foreign exchange), compared with the second quarter of 2003, including two percentage points of growth due to our acquisition of the three Italian real estate data companies. Total revenue for the quarter ended June 30, 2004 decreased $1.2 million or 1% (11% decline before the effect of foreign exchange.) Total revenue for the second quarter of 2004 includes revenue from our divested operations in Central Europe. Total revenue for the second quarter of 2003 includes revenues from our divested operations in Central Europe, Israel, Nordic, India, and distribution channels in Pakistan and the Middle East.

     On a product-line basis, International’s core revenue results reflect:

•	a $13.5 million, or 21%, increase in Risk Management Solutions (10% increase before the effect of foreign exchange), including two percentage points of growth due to the acquisition of the three Italian real estate data companies. Traditional Risk Management Solutions increased 22% (10% increase before the effect of foreign exchange), including two percentage points of growth due to the acquisition of the three Italian real estate data companies. The increase is primarily driven by the continued success of our monitoring product, e-Portfolio. Value-added Risk Management Solutions increased 16% (8% increase before the effect of foreign exchange). The increase is driven by certain customers’ preference to continue to automate their decisioning process through products such as our Global Decision Maker™ and Toolkit solutions.

•	a $1.0 million, or 7%, increase in Sales & Marketing Solutions (4% decrease before the effect of foreign exchange). Traditional Sales & Marketing Solutions increased 31% (16% increase before the effect of foreign exchange). Value-added Sales & Marketing Solutions decreased 29% (33% decrease before the effect of foreign exchange).

•	a $0.5 million, or 33%, increase in Supply Management Solutions (21% increase before the effect of foreign exchange).

     International’s operating income for the second quarter 2004 was $20.2 million, compared to $16.4 million for the second quarter 2003, an increase of 23%. The increase is due to an increase in core revenue, the benefit from the positive impact from foreign exchange, and savings obtained as a result of our Financial Flexibility program.

Six Months Ended June 30, 2004

     International core revenue increased $29.8 million, or 21% (8% increase before the effect of foreign exchange), from the six months ended June 30, 2003, including three percentage points of growth due to our acquisition of the three Italian real estate data companies. Total revenue increased $3.5 million or 2% (9% decline before the effect of foreign exchange) for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Total revenue for the six months ended June 30, 2004 includes revenue from our divested operations in Central Europe. Total revenue for the six months ended June 30, 2003 includes revenues from our divested operations in Central Europe, Israel, Nordic, India, and distribution channels in Pakistan and the Middle East.

On a product-line basis, International’s core revenue results reflect:

•	a $26.8 million, or 23%, increase in Risk Management Solutions (10% increase before the effect of foreign exchange), including three percentage points of growth due to the acquisition of the three Italian real estate data companies. The overall increase is driven by both traditional and value-added Risk Management Solutions. Traditional Risk Management Solutions increased 23% (9% increase before the effect of foreign exchange), including three percentage points of growth due to the acquisition of the three Italian real estate data companies. The increase is primarily driven by the continued success of our monitoring product, e-Portfolio. Value-added Risk Management Solutions increased 23% (13% increase before the effect of foreign exchange). The increase is driven by certain customers’ preference to continue to automate their decisioning process through products such as our Global Decision Maker™ and Toolkit solutions.

•	a $2.9 million, or 12%, increase in Sales & Marketing Solutions (1% decrease before the effect of foreign exchange). Traditional Sales & Marketing Solutions increased 20% (6% increase before the effect of foreign exchange). Value-added Sales & Marketing Solutions decreased 6% (15% decrease before the effect of foreign exchange).

•	a $0.1 million, or 3%, increase in Supply Management Solutions (7% decline before the effect of foreign exchange).

     International’s operating income for the six months ended June 30, 2004 was $27.3 million, compared to $17.7 million for the six months ended June 30, 2003, an increase of 54%. This increase was due to an increase in core revenue, the benefit from the positive impact from foreign exchange, and savings obtained as a result of our Financial Flexibility program.

     We will continue to use different approaches to improve our competitive position from market to market in our International segment. In some markets our strategy is to invest to strengthen our position, either through organic growth or by acquisition. In other markets, we may establish strategic relationships to strengthen our global data coverage and our customer value propositions, while improving segment financial results. We have used each of these approaches already in different parts of the world, and we anticipate evaluating and implementing these and other approaches in the future. As an example, on May 10, 2004, we sold our Central European operations to Bonnier Affarsinformation AB (“Bonnier”) (see “Notes to Consolidated Financial Statements, Note 9 — Divestitures”). We also signed an agreement on July 14, 2004, to sell our Iberian operations to Informa S.A. (see “Notes to Consolidated Financial Statements, Note 13 — Subsequent Events”).

     Additionally, we will also continue to leverage our DUNSRight ™ quality process to establish leadership positions in our International markets.

Liquidity and Financial Position

     In accordance with our Blueprint for Growth strategy, we have used our cash for three primary purposes:

•	First, we have invested in our current business, such as the investments in our proprietary DUNSRight™ quality process and the creation of new products and solutions such as our Enterprise Risk Assessment Manager, e-Portfolio, Global Decision Maker™, Data Integration Toolkit™ and Customer Information Management.

•	Second, over the past three years we have made acquisitions such as iMarket®, Harris InfoSource™, Data House, Hoover’s, and a controlling interest in three Italian real estate data companies.

•	Third, during the first half of 2004, we spent $87.6 million to repurchase 1,627,379 shares as part of the $200 million share repurchase program approved by our Board of Directors. This investment is in addition to 862,261 shares we repurchased for $45.6 million to mitigate the dilutive effect of the shares issued in connection with our stock incentive plans and Employee Stock Purchase Plan. We expect to continue to repurchase shares under our existing authorizations.

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

     Cash Provided by Operating Activities

     Cash provided by operating activities was $127.7 million and $130.7 million for the six months ended June 30, 2004 and 2003. These amounts include the following significant (uses) sources of cash:

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Restructuring payments	$(11.8)	$(15.9)
Insurance recovery related to the events of September 11, 2001	$—	$7.0
Tax refund related to the spin-off of RH Donnelly in 1998	$—	$7.0

     Our operating cash flows have reflected the profitability of our underlying business, our low concentration of capital investments, and our business model, in which a significant portion of our Risk Management Solutions customers have historically purchased our products under annual contracts during the first quarter, for which payment has generally been made during the first half of the year.

     Net cash provided by operating activities for the six months ended June 30, 2004 was $127.7 million, compared with net cash provided by operating activities of $130.7 million in 2003. In the first half of 2004, our net cash provided by operating activities was comprised of net income of $89.3 million adjusted for non-cash items of $38.2 million and net cash used in both current and non-current assets and liabilities of $0.2 million.

     Included in the non-cash items in the first half of 2004 was $55.5 million of charges that decreased our net income, but did not result in the use of cash. These consisted mainly of depreciation and amortization, restructuring charges recorded in connection with our 2004 Financial Flexibility program initiatives, net accrued and deferred income taxes, income tax benefit due to the exercise of stock awards under our stock incentive plans, impairment charge from the write down of net assets of our Iberia operations, asset write-offs and amortization of restricted stock grants. This was partially offset by $17.3 million of charges that increased our net income, but did not result in the use of cash. These consisted mainly of a gain from the sale of our Nordic operations, gain from the sale of our Central Europe operations, and gain from the sale of our India operations.

     Net cash used for both current and non-current assets and liabilities was driven by reductions in our accrued liabilities balances from prior year levels primarily for employee benefits (e.g., bonus, commissions, benefit payments, earned vacation and spending on professional services) and $11.8 million of restructuring payments primarily related to our 2004 Financial Flexibility program initiatives. These uses of cash were partially offset by higher sales which increased our deferred revenue balance and additional receipts of cash on amounts due from our customers.

     Days sales outstanding in accounts receivable for the second quarter of 2004 was 79 days versus 87 days for the same period in 2003. The improvement in the level of day’s sales outstanding is primarily attributable to tighter management of terms of payment in our customer contracts, continuation of process improvements in our global collections efforts begun in 2003, higher sales during the first half of 2004 as compared to the first half of 2003, and the impact of the sales of our Nordic and Central European operations.

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

     Net cash used in investing activities for the six months ended June 30, 2004 totaled $39.9 million compared with net cash used in investing activities of $153.0 million in 2003. This change primarily relates to the following activities in both years.

     During the first half of 2004, we increased our net investment in marketable securities by $84.7 million. On December 1, 2003, we sold our Nordic operations Bonnier. We received proceeds from the sale of $42.7 million, consisting of cash of $35.9 million, notes receivable of $5.9 million and another receivable of $0.9 million. In the first quarter of 2004, recognized a pre-tax gain of $7.9 million on this transaction. In the second quarter of 2004, we wrote-off the other receivable of $0.9 million related to this transaction. On February 29, 2004, we sold our operations in India and our distribution channels in Pakistan and the Middle East for $7.7 million. We received proceeds of $7.3 million (net of withholding tax), consisting of cash of $6.5 million and an investment in the amount of $0.8 million representing a 10% remaining interest in the divested entity. We recognized a pre-tax gain of $3.8 million for this transaction in the first quarter of 2004. On May 10, 2004 we completed the sale of our Central European operations to Bonnier. Proceeds were $25.7 million consisting of $18.1 million in cash and $7.6 million in other receivables, of which $5.6 million has been collected in June 2004. We recognized a pre-tax gain of $5.6 million for this transaction in the second quarter of 2004.

     Net cash used in investing activities during the first half of 2003 was primarily related to the payment of $82.8 million (net of cash acquired) for the acquisition of Hoover’s on March 3, 2003. (We also received $11.7 million of short term marketable securities as part of the acquisition.) Certain shareholders of Hoover’s, representing approximately 1.4 million of the shares outstanding, had previously notified Hoover’s that they may seek to exercise their appraisal rights with respect to their shareholdings. In an appraisal proceeding, a Delaware court would determine the “fair value” of the Hoover’s shares and would then require us to pay that amount as the purchase price for the shares subject to the appraisal proceeding. During the second quarter of 2003, we received notifications that these shareholders had withdrawn their requests for appraisal. Accordingly, during the second quarter of 2003, we made an additional payment of $9.8 million for the acquisition. This payment and the amounts paid during the first quarter of 2003 brought the total purchase price of the acquisition to $119.4 million, or $80.9 million, net of cash and short term investments acquired. During the first half of 2003, we increased our net investment in marketable securities by $28.3 million.

     Investments in total capital expenditures, including computer software and other intangibles, were $9.9 million in the first half of 2004 and $15.3 million in the first half of 2003, primarily in the North America segment for both periods.

     Cash Used in Financing Activities

     We have a total of $275 million of bank credit facilities available at prevailing short-term interest rates, including a $100 million 364-day term facility and a $175 million multi-year term facility which will expire in September 2005. These facilities also support any commercial paper borrowings up to $275 million. The facilities require the maintenance of interest coverage and total debt to EBITDA ratios (as defined in the credit agreement, previously filed as an exhibit). As of June 30, 2004, we were in compliance with these requirements.

     Net cash used in financing activities was $122.1 million for the six months ended June 30, 2004 and $42.5 million for the six months ended June 30, 2003.

     During the first six months ended June 30, 2004 and 2003 cash used in financing activities was largely attributable to the purchase of treasury shares. In the first half of 2004, we repurchased 862,261 shares of stock for $45.6 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the first half of 2004, we repurchased 1,627,379 shares for $87.6 million related to a previously announced $200 million one-year share repurchase program approved by our Board of Directors in February, 2004. In the first half of 2003, we repurchased 601,000 shares of stock for $23.3 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the first half of 2003, we repurchased 808,300 shares for $30.3 million related to a previously announced $100 million two-year share repurchase program approved by our Board of Directors in October, 2002. This program was completed by December 31, 2003.

     In the first half of 2004, net proceeds from our stock plans were $11.1 million, compared with $10.3 million in the first half of 2003.

     Free Cash Flow

     As discussed above under “How We Evaluate Performance” we define free cash flow as net cash provided by operating activities less capital expenditures and additions to computer software and other intangibles. Free cash flow was $117.8 million and $115.4 million for the six months ended June 30, 2004 and 2003, an increase of $2.4 million or 2%. The first half of 2003 benefited from a one-time $7.0 million insurance recovery related to the events of September 11, 2001 and a $7.0 million tax refund related to the spin-off of RH Donnelly in 1998.

Future Liquidity – Sources and Uses of Funds

     Share Repurchases

     During the first half of 2004, we repurchased 1,627,379 shares for $87.6 million related to a previously announced $200 million one-year share repurchase program, approved by our Board in February, 2004. We intend to complete the remaining $112.4 million of this program during 2004.

     Dividends

     We have not paid cash dividends since we separated from Moody’s in 2000. After considering all of the implications of the new U.S. tax laws regarding deductibility of tax dividends, we have decided to continue our policy not to pay dividends to shareholders.

     Potential Payments in Settlement of Tax and Legal Matters

     We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in cash payments in the amounts described in “Note 7 — Contingencies (Legal Proceedings).” We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in the Legacy Tax Matters described in Note 7.

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

     Demand for our products is subject to intense competition, changes in customer preferences and, to a lesser extent, economic conditions which impact customer behavior. Our results are dependent upon our continued ability to:

•	reallocate expenses to invest for growth through our Financial Flexibility program;

•	invest in our database and maintain our reputation for providing reliable data;

•	execute on our plan to improve the business model of our International segment and thereby improve our global data quality while realizing improved financial performance in that segment;

•	rely on its customers’ belief in the value of DUNSRight™ as a key driver of revenue growth;

•	manage employee satisfaction and maintain our global expertise as we implement our Financial Flexibility program;

•	protect against damage or interruptions affecting our database or our data centers; and

•	develop new products or product offerings, or enhance existing ones to meet customer needs.

     We are also subject to the effects of foreign economies, exchange rate fluctuations, U.S. and foreign legislative or regulatory requirements, and the adoption of new or changes in accounting policies and practices including pronouncements promulgated by the FASB or other standard-setting bodies. Our results are also dependent upon the availability of data for our database and the ability of our strategic partners to fulfill their contractual obligations to satisfy our customers and promote and protect the D&B brand. In addition, the Company’s ability to repurchase shares is subject to market conditions, including trading volume in the Company’s stock. Developments in any of these areas could cause our results to differ materially from results that have been or may be projected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     D&B’s market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation’s 2003 consolidated financial statements included in its Annual Report on Form 10-K provides a more detailed discussion of the market risks affecting operations. As of June 30, 2004, no material change had occurred in our market risks, compared with the disclosure in the Form 10-K for the year ending December 31, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

     We evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the second quarter of 2004. This evaluation (“Controls Evaluation”) was done with the participation of our Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Conclusions

     Based upon our Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the second quarter of 2004, the Disclosure Controls are effective in providing reasonable assurance that material information relating to D&B is made known to management on a timely basis during the period when our periodic reports are being prepared.

     There were no changes in our Internal Controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

     PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information in response to this Item is included in Note 7 — Contingencies on beginning on Page 8 in this Form 10-Q.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table provides information about purchases made by or on behalf of the company during the quarter and six months ended June 30, 2004 of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act:

			Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet
			of Publicly	Be Purchased Under
	Number of Shares	Average Price Paid	Announced Plans or	the
Period	Purchased (a)	per Share	Programs (a)	Plans or Programs (b)
Quarter Ended March 31, 2004	1,575,040	$53.77	1,575,040	12,100,334

April 1 - 30, 2004	100,000	$54.17	100,000	—
May 1 - 31, 2004	575,000	$52.45	575,000	—
June 1 - 30, 2004	239,600	$54.06	239,600	—

Quarter Ended June 30, 2004	914,600	$53.06	914,600	11,194,530

Six Months Ended June 30, 2004	2,489,640	$53.50	2,489,640	11,194,530

(a)	During the second quarter of 2004, we repurchased 426,493 shares of stock for $22.5 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the second quarter of 2004, we repurchased 488,107 shares for $26.0 million related to our $200 million one-year share repurchase program that was announced in February 2004. For the six months ended June 30, 2004, we repurchased 862,261 shares of stock for $45.6 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, for the six months ended June 30, 2004, we repurchased 1,627,379 shares for $87.6 million related to our previously announced $200 million one-year share repurchase program.

(b)	The maximum number of shares that may be purchased under any Company plans or programs is estimated based on the remaining amount of shares that may yet be purchased under our $200 million one-year share repurchase program and under the plan to mitigate the dilutive effect of the stock options outstanding as of June 30, 2004. Additionally, the number includes our expected purchases in 2004 in connection with our Employee Stock Purchase Plan.

Item 4. Submission of Matters to a Vote of Shareholders

     Our Annual Meeting of Shareholders was held on May 3, 2004. 65,209,454 shares of our common stock were represented in person or by proxy equal to 91% of the issued and outstanding shares entitled to vote.

     The matters voted upon and the results of the vote are as follows:

PROPOSAL NO. 1
ELECTION OF DIRECTORS

     The three directors listed below were elected to three-year terms expiring in 2007 at the Annual Meeting of Shareholders. Each of the directors received at least 97% of the votes.

	Number of Shares
Nominee	For	Withheld
John W. Alden	64,139,917	1,069,537
Allan Z. Loren	63,970,079	1,239,375
Victor A. Pelson	63,630,973	1,578,481

     In addition to these directors, our other incumbent directors, Steven W. Alesio, Ronald L. Kuehn, Jr., Sandra E. Peterson, Michael R. Quinlan and Naomi O. Seligman, had terms that continued after the 2004 Annual Meeting.

PROPOSAL NO. 2
RATIFICATION OF INDEPENDENT ACCOUNTANTS

     The selection of PricewaterhouseCoopers LLP as independent accountants was ratified: 63,271,053 voted in favor; 1,870,857 voted against; and 66,746 shares abstained.

     There were no broker non-votes on any of the above matters.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 10	Material Agreements

Exhibit 10.12 —	Amended and Restated Indemnity and Joint Defense Agreement dated as of July 30, 2004, by and among VNU, N.V., VNU, Inc., ACNielsen Corporation, AC Nielsen (US), Inc., Nielsen Media Research, Inc. (formerly, Cognizant Corporation), R.H. Donnelley Corporation (formerly, The Dun & Bradstreet Corporation), The Dun & Bradstreet Corporation, Moody’s Corporation, and IMS Health Incorporated (without exhibits)

Exhibit 31	Rule 13a-14(a)/15(d)-14(a) Certifications

Exhibit 31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Section 1350 Certifications

Exhibit 32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

     During the second quarter of our fiscal year ending December 31, 2004, we furnished two reports on Form 8-K. The first Current Report on Form 8-K was furnished on April 21, 2004 and covered Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition. The second Current Report on Form 8-K was furnished on July 19, 2004 and covered Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

Date: August 4, 2004	By:	/s/ SARA MATHEW

Sara Mathew Senior Vice President and Chief Financial Officer

	By:	/s/ MARY JANE RAYMOND

Mary Jane Raymond Vice President and Corporate Controller