Form 10-Q
period 2004-09-30
DUN & BRADSTREET CORP/NW
filed 2004-11-09
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock,	at September 30, 2004
par value $0.01 per share	69,484,579

THE DUN & BRADSTREET CORPORATION

Item 1. Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)
Amounts in millions, except share and per share data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$333.2	$332.3	$1,026.5	$982.0
Operating Expenses	98.4	117.8	306.9	325.7
Selling and Administrative Expenses	148.1	144.2	461.4	421.6
Depreciation and Amortization	11.1	14.6	34.3	46.5
Restructuring Charge	2.7	1.6	20.9	17.4

Operating Costs	260.3	278.2	823.5	811.2

Operating Income	72.9	54.1	203.0	170.8

Interest Income	2.1	1.1	6.0	2.7
Interest Expense	(4.9)	(4.8)	(14.5)	(14.0)
Other Income (Expense) – Net	2.3	(3.2)	19.4	2.9

Non-Operating Income (Expense) – Net	(0.5)	(6.9)	10.9	(8.4)

Income Before Provision for Income Taxes	72.4	47.2	213.9	162.4
Provision for Income Taxes	25.2	18.3	77.4	61.3
Equity in Net Income (Loss) of Affiliates	0.3	(0.1)	0.3	(0.1)

Net Income	$47.5	$28.8	$136.8	$101.0

Basic Earnings per Share of Common Stock	$.68	$.39	$1.93	$1.36

Diluted Earnings per Share of Common Stock	$.65	$.38	$1.86	$1.32

Weighted Average Number of Shares Outstanding – Basic	69,924,000	73,534,000	70,867,000	74,118,000
Weighted Average Number of Shares Outstanding – Diluted	72,685,000	76,152,000	73,571,000	76,428,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets
Amounts in millions, except share data

	(Unaudited)	(Audited)
	September 30,	December 31,
	2004	2003
Assets
Current Assets
Cash and Cash Equivalents	$193.8	$239.0
Marketable Securities	85.1	5.1
Accounts Receivable, Net of Allowance of $18.9 at September 30, 2004 and $21.8 at December 31, 2003	272.5	355.8
Assets Held for Sale	48.2	52.6
Other Current Assets	66.1	78.3

Total Current Assets	665.7	730.8

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $204.6 at September 30, 2004 and $230.1 at December 31, 2003	50.8	55.1
Prepaid Pension Costs	448.0	414.5
Computer Software, Net of Accumulated Amortization of $319.6 at September 30, 2004 and $306.6 at December 31, 2003	34.9	47.2
Goodwill, Net	205.9	256.9
Deferred Income Taxes	57.9	56.0
Other Non-Current Assets	59.2	64.2

Total Non-Current Assets	856.7	893.9

Total Assets	$1,522.4	$1,624.7

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts and Notes Payable	$23.7	$50.9
Accrued Payroll	74.0	101.2
Accrued Income Tax	113.2	49.3
Liabilities Held for Sale	41.3	13.9
Other Current Liabilities	106.0	129.3
Deferred Revenue	359.5	391.3

Total Current Liabilities	717.7	735.9

Pension and Postretirement Benefits	475.5	459.9
Long Term Debt	299.9	299.9
Other Non-Current Liabilities	12.5	80.6
Contingencies (Note 7)
Shareholders’ Equity
Preferred Stock, $0.01 par value per share, authorized – 10,000,000 shares; outstanding – none
Series Common Stock, $0.01 par value per share, authorized – 10,000,000 shares; outstanding – none
Common Stock, $0.01 par value per share, authorized – 200,000,000 shares; issued – 81,945,520 shares	0.8	0.8
Unearned Compensation Restricted Stock	(1.7)	(3.3)
Capital Surplus	195.2	204.4
Retained Earnings	595.8	458.5
Treasury Stock, at cost, 12,460,941 shares at September 30, 2004 and 9,692,002 shares at December 31, 2003	(503.1)	(341.6)
Cumulative Translation Adjustment	(170.5)	(177.3)
Minimum Pension Liability Adjustment	(99.7)	(93.1)

Total Shareholders’ Equity	16.8	48.4

Total Liabilities and Shareholders’ Equity	$1,522.4	$1,624.7

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)
Amounts in millions

	Nine Months Ended
	September 30,
	2004	2003
Cash Flows from Operating Activities:
Net Income	$136.8	$101.0
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	34.3	46.5
Loss from Sale of Real Estate	—	13.8
(Gain) Loss from Sales of Businesses	(18.2)	2.1
Income Tax Benefit due to Exercise of Stock Awards Under Incentive Plans	5.4	8.4
Restructuring Expense, Net and Other Asset Impairments	21.9	17.4
Restructuring Payments	(19.6)	(23.8)
Deferred Income Taxes	(61.4)	(6.0)
Accrued Income Taxes, Net	82.1	24.1
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	61.7	59.2
Net Increase in Other Current Assets	(1.1)	(1.9)
Increase (Decrease) in Deferred Revenue	7.5	(6.8)
Decrease in Accounts Payable	(20.1)	(7.8)
Net Decrease in Accrued Liabilities	(27.2)	(36.1)
Net Decrease in Other Current Liabilities	(9.4)	(9.7)
Changes in Non-Current Assets and Liabilities:
Increase in Other Long Term Assets	(29.9)	(31.8)
Net Increase in Long Term Liabilities	10.3	7.6
Net, Other Non-Cash Adjustments	1.2	0.1

Net Cash Provided by Operating Activities	174.3	156.3

Cash Flows from Investing Activities:
Proceeds from Sales of Real Estate	—	80.2
Net (Investments) Redemptions in Marketable Securities	(76.8)	3.7
Cash Proceeds from Sales of Businesses, Net of Cash Divested	56.5	3.3
Payments for Acquisitions of Businesses, Net of Cash Acquired	—	(98.0)
Cash Settlements of Foreign Currency Contracts	(2.6)	(14.7)
Capital Expenditures	(9.1)	(7.0)
Additions to Computer Software and Other Intangibles	(10.5)	(12.8)
Net Assets Held for Sales of Businesses	(5.1)	(1.1)
Investments in Unconsolidated Affiliates	—	(1.9)
Net, Other	(0.8)	0.1

Net Cash Used in Investing Activities	(48.4)	(48.2)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(189.4)	(121.3)
Net Proceeds from Stock Plans	14.2	18.3
Net, Other	0.3	1.4

Net Cash Used in Financing Activities	(174.9)	(101.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.8	1.3

(Decrease) Increase in Cash and Cash Equivalents	(45.2)	7.8
Cash and Cash Equivalents, Beginning of Period	239.0	191.9

Cash and Cash Equivalents, End of Period	$193.8	$199.7

Supplemental Disclosure of Cash Flow Information:
Cash Paid
Income Taxes, Net of Refunds	$44.1	$35.2
Interest	$17.6	$17.2

The accompanying notes are an integral part of the unaudited consolidated financial statements.

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

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Reform Act”) was signed into law. In connection with this Act, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. The FSP is effective as of the first interim or annual period beginning after June 15, 2004. Under the FSP, if a company concludes that its defined benefit postretirement benefit plan is actuarially equivalent to the Medicare Part D benefit, the employer should recognize the subsidies in the measurement of the accumulated postretirement benefit obligation (“APBO”) under Statement of Financial Accounting Standards (“SFAS”) 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The resulting reduction of the APBO should be accounted for as an actuarial gain. Two alternative methods of transitioning to the guidance in the FSP are allowed – retroactive application to the date of enactment, or prospective application from the date of adoption. D&B has reviewed its postretirement benefit plan and concluded, based on the guidance included in the Act, that the plan will be actuarially equivalent in 2006 and for approximately 15 years thereafter . Pursuant to FSP No. FAS 106-2, D&B has chosen to recognize the financial impact of the Medicare Reform Act during the third quarter of 2004 on a prospective basis. As a result, our APBO is expected to decrease by approximately $31 million, subject to changes in economic conditions and actual plan experience. Our 2004 postretirement benefit cost is also expected to decrease by $1.3 million. See Note 11 “Pension and Postretirement Benefits” for a more detailed discussion on the financial impact of FSP No. FAS 106-2.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. The adoption of SFAS No. 150, beginning on July 1, 2003, did not have an impact on our consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and established standards for determining the circumstances under which a variable interest entity (“VIE”) should be consolidated with its primary beneficiary. FIN No. 46 also requires disclosure about VIEs that we are not required to consolidate but in which we have a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 31, 2003. In December 2003, the FASB issued FIN No. 46R which made some revisions and replaced the original FIN No. 46. The adoption of FIN No. 46R in the first quarter of 2004 did not have an impact on our consolidated financial statements.

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

     During the third quarter of 2004, we recognized a $2.7 million restructuring charge in connection with our 2004 Financial Flexibility program in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included $2.5 million for severance and termination costs and $0.2 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees. During the third quarter of 2004, approximately 90 employees were terminated in connection with our current year Financial Flexibility program. For the nine months ended September 30, 2004, we recorded $20.9 million of restructuring charges in connection with the 2004 Financial Flexibility program. The year-to-date charge includes $19.3 million for severance and termination costs related to approximately 350 employees and $1.6 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations. Additional restructuring charges will be incurred throughout 2004 as additional program actions are taken. In total, we expect to record approximately $30 million to $35 million for all restructuring charges related to the 2004 Financial Flexibility program, including $28 million to $32 million for severance and termination costs related to approximately 1,000 positions and $2 million to $3 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees.

     During the third quarter of 2003, we recorded a $1.6 million restructuring charge for severance and termination costs in connection with the fourth phase of our Financial Flexibility program announced on January 13, 2003, in accordance with SFAS No. 146. During the first nine months of 2003, we recorded $17.4 million of restructuring charges in connection with the fourth phase of our Financial Flexibility program. The year-to-date charge included $17.1 million for severance and termination costs related to approximately 500 employees (including a $0.5 million pension plan curtailment charge due to the fourth phase headcount actions discussed in the following paragraph) and $0.3 million for lease termination obligations.

     In accordance with SFAS No. 87, “Employers’ Accounting for Pension,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we were required to recognize a one-time curtailment charge for the estimated pension expense impact to the Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”) related to the headcount actions of the fourth phase of our Financial Flexibility program. The curtailment accounting requirement of SFAS No. 88 required us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g., full vesting). For the U.S. Qualified Plan, these items together resulted in an immediate curtailment charge to earnings of $0.5 million in the first quarter 2003, included in the $17.4 million year-to-date charge discussed above.

     Since the inception of the Financial Flexibility program in October 2000, we have terminated approximately 3,515 employees as of September 30, 2004. All severance related actions were completed as of September 30, 2003, for the first four phases of the Financial Flexibility program.

     The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2004 Financial Flexibility program.

	Severance	Lease
	and	Termination
	Termination	Obligations	Total
2004 Restructuring Charges:
Charge Taken during First Quarter 2004	$9.3	$0.9	$10.2
Payments during First Quarter 2004	(3.8)	(0.9)	(4.7)

Balance Remaining as of March 31, 2004	5.5	—	5.5

Charge Taken during Second Quarter 2004	7.5	0.5	8.0
Payments during Second Quarter 2004	(4.2)	—	(4.2)

Balance Remaining as of June 30, 2004	8.8	0.5	9.3

Charge Taken during Third Quarter 2004	2.5	0.2	2.7
Payments during Third Quarter 2004	(7.0)	(0.4)	(7.4)

Balance Remaining as of September 30, 2004	$4.3	$0.3	$4.6

     The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to the fourth phase of our Financial Flexibility program, which occurred in 2003.

	Severance		Lease
	and	Pension	Termination
	Termination	Curtailment	Obligations	Total
2003 (Phase IV) Restructuring Charges:
Total Charge Incurred during 2003	$16.6	$0.5	$0.3	$17.4

Charge Taken during First Quarter 2003	$10.1	$0.5	$0.3	$10.9
Payments/Curtailment during First Quarter 2003	(2.6)	(0.5)	—	(3.1)

Balance Remaining as of March 31, 2003	7.5	—	0.3	7.8

Charge Taken during Second Quarter 2003	4.9	—	—	4.9
Payments during Second Quarter 2003	(4.5)	—	(0.1)	(4.6)

Balance Remaining as of June 30, 2003	7.9	—	0.2	8.1

Charge Taken during Third Quarter 2003	1.6	—	—	1.6
Payments during Third Quarter 2003	(4.0)	—	—	(4.0)

Balance Remaining as of September 30, 2003	5.5	—	0.2	5.7

Payments during Fourth Quarter 2003	(4.6)	—	(0.1)	(4.7)

Balance Remaining as of December 31, 2003	$0.9	$—	$0.1	$1.0

	Severance		Lease
	and	Pension	Termination
	Termination	Curtailment	Obligations	Total
Payments during First Quarter 2004	$(0.8)	$—	$—	$(0.8)

Balance Remaining as of March 31, 2004	0.1	—	0.1	0.2

Payments during Second Quarter 2004	—	—	(0.1)	(0.1)

Balance Remaining as of June 30, 2004	0.1	—	—	0.1

Payments during Third Quarter 2004	(0.1)	—	—	(0.1)

Balance Remaining as of September 30, 2004(1)	$—	$—	$—	$—

(1)	Severance Payments were completed during third quarter of 2004.

Note 4 – Notes Payable and Indebtedness

     Our borrowings at September 30, 2004 and December 31, 2003, including interest rate swaps designated as hedges, are summarized below:

	September 30,	December 31,
	2004	2003
Long-term, fixed rate notes	$302.1	$304.7
Fair value of interest rate swaps	(2.2)	(4.9)
Other	—	0.1

Long-Term Debt	$299.9	$299.9

     The notes with face value of $300 million have a five-year term maturing in March 2006 and bear interest at a fixed annual rate of 6.625%, payable semiannually. We have entered into interest rate swap agreements to hedge a portion of this long-term debt (see our Annual Report on Form 10-K for the year ended December 31, 2003 for a more detailed description).

Other Credit Facilities

     During the third quarter of 2004, we entered into a new multi-year credit agreement and terminated our existing multi-year and 364-day credit agreement. Our aggregate availability under the new facility is $300 million, while our aggregate availability under the terminated facilities was $275 million ($175 million under the multi-year facility and $100 million under the 364-day facility). At September 30, 2004, we had a total of $300 million of bank credit facilities available at prevailing short-term interest rates, which will expire in September 2009. This facility also supports our commercial paper borrowings up to $300 million. We have not drawn on the facility and we did not have any borrowings outstanding under the facility at September 30, 2004. We also have not borrowed under our commercial paper program in 2004. We believe that cash flows generated from operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs, including the cash cost of our restructuring charges, transition costs, contractual obligations and contingencies (see Note 7 “Contingencies”), excluding the legal matters identified therein for which the exposures are not estimable. The facility requires the maintenance of interest coverage and total debt to EBITDA ratios (each as defined in the agreement). As of September 30, 2004, we were in compliance with these requirements.

Note 5 – Reconciliation of Weighted Average Shares

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(share data in thousands)	2004	2003	2004	2003
Weighted average number of shares—basic	69,924	73,534	70,867	74,118
Dilutive effect of shares issuable under stock options, restricted stock and performance share plans	2,712	2,478	2,640	2,167
Adjustment of shares applicable to stock options exercised during the period and performance share plans	49	140	64	143

Weighted average number of shares—diluted	72,685	76,152	73,571	76,428

     During the third quarter of 2004 and 2003, we repurchased 56,739 and 666,689 shares of stock for $3.0 million and $27.9 million, respectively, to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. During the third quarter of 2004, we also repurchased 964,561 shares in connection with a previously announced $200 million share repurchase program for $53.2 million. During the third quarter of 2003, we repurchased 948,311 shares in connection with the previously announced $100 million share repurchase program for $39.8 million. For the nine months ended September 30, 2004 and 2003, we repurchased 919,000 and 1,267,689 for $48.7 million and $51.2 million, respectively, to mitigate the dilutive effect of the shares under our stock incentive plans and Employee Stock Purchase Plan. For the nine months ended September 30, 2004, we repurchased 2,591,940 shares in connection with the $200 million share repurchase program for $140.7 million. For the nine months ended September 30, 2003, we repurchased 1,756,611 shares in connection with the $100 million share repurchase program for $70.1 million.

     Options to purchase 82,500 and 163,230 shares of common stock were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. Our options generally expire 10 years after the grant date.

Note 6 – Comprehensive Income

     Total comprehensive income for the three months and nine months ended September 30, 2004 and 2003, which includes net income and other gains and losses that affect shareholders’ equity, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income	$47.5	$28.8	$136.8	$101.0
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(2.9)	(6.0)	6.8	0.2
Minimum Pension Liability	(1.7)	—	(6.6)	—
Unrealized Gains On Investments	0.1	0.1	0.5	—

Total Comprehensive Income	$43.0	$22.9	$137.5	$101.2

Note 7 – Contingencies

     We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to the probability of the outcome and/or amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly. It is possible that the ultimate resolution of our liabilities and contingencies could be at amounts that are different from our currently recorded reserves and that such differences could be material.

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

Tax Matters

     Moody’s/D&B2 and its predecessors entered into global tax-planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. As further described below, we have contractual obligations to be financially responsible for a portion of certain liabilities arising from three of these historical tax-planning initiatives (“Legacy Tax Matters”). The status of these Legacy Tax Matters is summarized below, including the status of the tentative settlements of two of these matters described in our Form 10-Q for the quarter ended June 30, 2004 (“Q2 Form 10-Q”).

     The IRS is currently disputing certain tax positions taken with respect to the Legacy Tax Matters. Pursuant to a series of tax sharing agreements (the “Tax Sharing Agreements”), IMS and NMR are jointly and severally liable for and must pay one-half, and we and Moody’s/D&B2 are jointly and severally liable for and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from the Legacy Tax Matters (other than the matter summarized under “Amortization and Royalty Expense Deductions/Royalty Income 1997-2004,” for which we and Moody’s/D&B2 are solely responsible). Moody’s/ D&B2 was contractually obligated to pay, and did pay, that $137 million in connection with the matter summarized under “Utilization of Capital Losses — 1989-1990.”

     As further described below, we believe that we have adequate reserves for these matters and, as a result, the ultimate resolution of these matters is not expected to have a material impact on our earnings.

     Under the Tax Sharing Agreements, D&B was charged with primary responsibility for negotiating or litigating with the IRS with respect to the matters described under “Utilization of Capital Losses – 1989-1990” (“Capital Losses Matter”) and “Royalty Expense Deductions – 1993-1997” (“Royalty Expense Matter”). In that capacity, we have been attempting to resolve these matters with the IRS and we have made progress in the past several months towards that end.

     We previously reported in our Q2 Form 10-Q that we had negotiated with the IRS a tentative settlement of all outstanding issues related to the Capital Losses Matter and, with respect to the Royalty Expense Matter, had negotiated a tentative settlement for tax years 1995 and 1996, which represented approximately 91% of our probable exposure for the Royalty Expense Matter (the “Proposed Settlements”). Having achieved the Proposed Settlements, the next step in the resolution process is for the parties to negotiate a final settlement agreement reflecting the terms of the related Proposed Settlement, and then for the IRS to tender to the taxpayer a final settlement agreement. We are currently awaiting receipt of a proposed final settlement agreement from the IRS with respect to the Capital Losses Matter and, as further described below, we recently received from the IRS a proposed final settlement agreement with respect to the Royalty Expense Matter.

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

     As a result of the Tax Sharing Agreements and the Proposed Settlement referenced above, we expect that the net impact to D&B’s cash flow to settle this matter could be up to $14 million (tax, interest, and penalties, net of tax benefits). The final settlement amount would be payable to the IRS within 10 days of receipt by the taxpayer of the related invoice, which will be issued by the IRS sometime following the execution of the final settlement agreement. We cannot predict when we will receive the final settlement agreement for execution, when the invoice for the settlement amount will be issued and hence when the cash payment to the IRS will be due.

Royalty Expense Deductions — 1993-1997

     In the second quarter of 2003, we received on behalf of Donnelley/D&B1 a proposed notice of deficiency from the IRS proposing adjustments with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by Donnelley/D&Bl on its 1993-1996 tax returns. We estimate that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to us of up to $5.0 million in pending tax refunds. We also estimate that the net impact to D&B’s cash flow with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to $45.5 million (tax, interest and penalties, net of tax benefits).

     In addition, and also in the second quarter of 2003, we received on behalf of the partnership associated with the above transaction a notice of proposed adjustment from the IRS challenging the tax treatment of certain royalty payments received by the partnership in which Donnelley/D&B1 was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to Donnelley/D&B1. In January 2004, we received, on behalf of the partnership, a notice of proposed partnership adjustment, and on behalf of Donnelley/D&B1 a notice of proposed adjustment (similar to those received in the second quarter of 2003) associated with Donnelley/D&Bl’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. In April 2004, we received, on behalf of Donnelley/D&B1, a proposed notice of deficiency proposing the adjustments described in the January 2004 notice. We estimate that the net impact to cash flow with respect to our share of this income for the Notices received in 2003 and 2004 could be up to $22.5 million (tax, interest, and penalties, net of tax benefits). We believe that the position of the IRS regarding the partnership is inconsistent with its position with respect to the same royalty expense deductions described above and, therefore, the IRS is unlikely to prevail on both positions. The $22.5 million referenced in this paragraph would be in addition to the $45.5 million noted above related to royalty expense deductions discussed in the previous paragraph.

     During the third quarter of 2004, the IRS tendered to us a final settlement agreement with respect to tax years 1995-1996, reflecting the financial terms set forth in the related Proposed Settlement. In accordance with the Tax Sharing Agreements we sought consent to execute the final settlement agreement for the Royalty Expense Matter from the relevant parties having financial responsibilities under the Tax Sharing Agreements (i.e., Donnelley/D&B1, Moody’s/D&B2, IMS, NMR and D&B). Only NMR and IMS did not consent to the final settlement agreement as tendered by the IRS.

     As a result of NMR’s and IMS’s decision not to consent to the Royalty Expense Matter final settlement agreement on November 1, 2004, the IRS was notified that we cannot execute the final settlement agreement. On November 3, 2004, we were informed by the IRS that it was withdrawing the final settlement agreement. We cannot predict at this time whether the taxpayer will be able to conclude negotiations with the IRS with respect to a final settlement agreement for tax years 1995-1996 on the financial terms described herein.

     The Tax Sharing Agreements, which govern each of the parties’ rights and obligations under this situation, provide that, a party withholding consent to a proposed settlement shall “continue or initiate further proceedings” with the IRS “at its own expense, and the liability of [the party previously in control of such proceedings] shall be limited to the liability that would have resulted from the proposed settlement agreement (including interest, additions to tax and penalties which have accrued at that time.)” We believe, therefore, as a result of the failure of NMR and IMS to provide their consent that in accordance with the foregoing provisions (the “Royalty Expense Indemnity & Defense Provisions”) we have effectively capped our liability for this matter with respect to tax years 1995-1996 at the amounts provided in the Royalty Expense Proposed Settlement (and related final agreement).

     Thus, we believe that the ultimate resolution of this matter will have a projected net impact to our cash flow of $37.2 million (tax, interest and penalties, net of tax benefits). We also believe that in accordance with the terms of the Tax Sharing Agreements NMR would be contractually responsible to pay any excess amounts above the Proposed Settlement that may ultimately be owing with respect to tax years 1995-1996.

     IMS has recently alleged various breaches of our obligations under the Tax Sharing Agreements related to our management and attempted settlement of this matter. In addition to “reserving its rights” against D&B, IMS has urged NMR to:

•	challenge our application of the Royalty Expense Indemnity & Defense Provisions of the Tax Sharing Agreements (namely, that NMR must now lead the defense and that NMR and IMS indemnify us for any financial outcome that is less advantageous to us than the Royalty Expense final settlement); and

•	assert breaches of contract and to terminate the obligations of IMS and NMR to be jointly and severally liable for, and pay, one-half of the tax legacy liabilities under the Tax Sharing Agreements generally.

     We and our legal counsel believe that neither NMR nor IMS have any right or the legal basis to terminate these payment obligations under the Tax Sharing Agreements and that any attempt to do so will be found to be without merit.

     We anticipate commencing arbitration proceedings to enforce our rights under the Royalty Expense Indemnity & Defense Provisions should the negotiation process required by the Tax Sharing Agreements fail to resolve the parties’ dispute. While we believe that we should prevail in such arbitration, and thereby effectively cap our exposure with respect to tax years 1995-1996 at the levels described above, we cannot predict with certainty that we will ultimately achieve that outcome.

     The 1993, 1994, and 1997 royalty expense deductions, described above, remain pending before the IRS. We estimate that the disallowance of the deductions for those years represents an exposure to us of approximately $6.6 million (tax, interest, and penalties, net of tax benefits).

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

     In April 2004, we received on behalf of Donnelley/D&B1 and Moody’s/D&B2 proposed notices of deficiency from the IRS, proposing adjustments with respect to the 1997 partnership transaction. The adjustments proposed in the notices reflect the notices of proposed adjustment and other IRS materials referred to above.

     Specifically, the IRS asserted that certain amortization expense deductions claimed by Donnelley/D&Bl and Moody’s/D&B2 on their 1997-1998 tax returns should be disallowed. We estimate that the net impact to cash flow as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $57.8 million (tax, interest and penalties, net of tax benefits but not taking into account the Moody’s/D&B2 repayment to us of $38.2 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted. At the 2000 Distribution date, we paid Moody’s/D&B2 approximately $55 million in cash representing the discounted value of future tax benefits associated with this transaction. However, pursuant to the terms of the distribution agreement for the 2000 Distribution, should the transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. If the transaction was terminated at September 30, 2004, the amount of such repayment from Moody’s/D&B2 to us would be approximately $38.2 million and would decrease by approximately $4.0 million to $5.0 million per year.

     In addition, the IRS has asserted that royalty expense deductions, claimed by Donnelley/D&B1 and Moody’s/D&B2 on their tax returns for 1997- 1998, for royalties paid to the partnership, should be disallowed. Relatedly, the IRS has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by Donnelley/D&Bl and Moody’s/D&B2, including the portions of the royalties that were allocated to third-party partners in the partnership, and, thus, included in their taxable income. We believe that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent. If the IRS prevails on one of the positions with respect to the royalty expense and royalty income, we believe that it is unlikely that it will prevail on the other position. As a result, we believe that after taking into account certain other tax benefits resulting from the IRS’ position on the partnership it is unlikely that there will be any net impact to cash flow in addition to the amounts noted above related to the amortization expense deduction.

     In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense/income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997-1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $139.5 million (tax, interest, and penalties, net of tax benefits). This $139.5 million would be in addition to the $57.8 million noted above related to the amortization expense deduction.

     We have filed protests relating to this matter with the IRS Office of Appeals. During the third quarter of 2004, we were informed by the IRS Office of Appeals that this matter was being returned to the Examination Division of the IRS for further development of the issues. We are attempting to resolve this matter with the IRS before proceeding to litigation, if necessary. If we, on behalf of Donnelley/D&B1 and Moody’s/D&B2, were to challenge, at any time, any of these IRS positions for years 1997 and 1998 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

**************************************************

     We have considered the foregoing Legacy Tax Matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. We have net $105.8 million recorded in the consolidated financial statements, made up of the following components: $114.3 million of reserves in Accrued Income Tax and an $8.5 million receivable in Other Receivables, representing the tax benefit for deductible interest, since we expect to realize this amount within one year. We believe that these reserves are adequate for our share of the liabilities in these Legacy Tax Matters. Any payments that would be made for these exposures could be significant to our cash from operations in the period a cash payment took place.

Legal Proceedings

Information Resources, Inc.

     Introduction

     The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company (“VNU”), and its U.S. subsidiaries VNU, Inc., ACNielsen, AC Nielsen (US),

Inc. (“ACN (US)”), and Nielsen Media Research (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, D&B does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. In the event of such default, contractual commitments undertaken by D&B in connection with various corporate reorganizations since 1996, including our spin off from Moody’s/D&B2 in 2000, require us to bear a portion of any amount not paid by the VNU Parties. See below “D&B’s Potential Exposure in the Lawsuit”. For a description of the terms “Donnelly/D&B1,” “Moody’s/D&B2” and “Moody’s” and the relationship between Donnelly/D&B1, Moody’s, Moody’s/D&B2 and D&B, see page 10 within this footnote.

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

     IRI’s amended complaint originally alleged damages in excess of $350 million, which IRI asked to be trebled under antitrust laws. IRI has since revised its allegation of damages to exceed $650 million, which IRI also asked to be trebled. IRI has filed with the court the report of its expert who has opined that IRI suffered damages of between $582 million and $652 million from the defendants’ alleged practices. IRI also sought punitive damages in an unspecified amount.

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

     Pursuant to a scheduling order entered by the Court on April 8, 2004, discovery ended on November 1, 2004, and trial is scheduled to begin April 18, 2005.

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

     In connection with entering into the Amended JDA, Donnelley/D&B1, D&B, Moody’s/D&B2 and IMS agreed to amend certain covenants of the Original JDA to provide operational flexibility for ACNielsen going forward. In addition, the Amended JDA includes certain amendments to the covenants of ACNielsen (which, under the Amended JDA, are now also applicable to ACN (US), which we understand holds ACNielsen’s operating assets) which are designed to preserve such parties’ claim-paying ability and protect Donnelley/D&B1, D&B, Moody’s/D&B2 and IMS. Among other covenants, ACNielsen and ACN (US) agreed that neither they nor any of their respective subsidiaries will incur any indebtedness to any affiliated person, except indebtedness which its payment will, after a payment obligation under the Amended JDA comes due, be conditioned on, and subordinated to, the payment and performance of the obligations of such parties under the Amended JDA. VNU has agreed to having a process agent in New York to receive on its behalf service of any process concerning the Amended JDA.

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

     The Company has approved a settlement agreement and related agreements that set forth the terms of a settlement among the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. We anticipate that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The settlement agreement has not yet been executed. The settlement agreement has been submitted to the Court for approval. Approval by the Court cannot be assured.

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

     There are four counts in the Amended Complaint. Count 1 claims that we violated ERISA by not paying severance benefits to plaintiffs under our Career Transition Plan. Count 2 claims a violation of ERISA in that our sale of the RMS business to RMSC and the resulting termination of our employees constituted a prohibited discharge of the plaintiffs and/or discrimination against the plaintiffs for the “intentional purpose of interfering with their employment and/or attainment of employee benefit rights which they might otherwise have attained.” Count 3 claims that the plaintiffs were materially harmed by our alleged violation of ERISA’s requirements that a summary plan description reasonably apprise participants and beneficiaries of their rights and obligations under the plans and that, therefore, undisclosed plan provisions (in this case, the actuarial deduction beneficiaries incur when they leave D&B before age 55 and elect to retire early) cannot be enforced against them. Count 4 claims that the 6 3/5% interest rate (the rate is actually 6 3/4%) used to actuarially reduce early retirement benefits is unreasonable and, therefore, results in a prohibited forfeiture of benefits under ERISA.

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

     We deny all allegations of wrongdoing and are aggressively defending the case. In September 2003, we filed a motion to dismiss Counts 1, 3 and 4 of the Amended Complaint on the ground that plaintiffs cannot prevail on those claims under any set of facts. In February 2004, the Court heard oral argument on our motion and we expect a written decision on Counts 1 and 3 shortly. With respect to Count 4, the Court requested that the parties conduct limited expert discovery, which has been essentially completed. In November 2004, we will renew our motion to dismiss Count 4 as well. Our motion to dismiss did not address the claim asserted in Count 2 challenging the sale of the RMS business as an intentional interference with employee benefit rights and the parties have agreed to stay all deposition discovery on Count 2 until the Court fully addresses the issues presented by our pending motion to dismiss. Although we believe this claim is without merit, the nature of the allegation requires that it be addressed by a summary judgment motion at a later stage of the litigation after discovery has taken place. At the appropriate time, we expect to move for summary judgment on this claim as well.

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

     The transaction was valued at $7.00 per share in cash, for a total of $119.4 million. In addition, we capitalized $3.3 million of transaction costs in accordance with SFAS No. 141, “Business Combinations.” The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the acquired assets and liabilities on the basis of respective fair value. As a result, we recognized goodwill and intangible assets of $66.4 million and $14.5 million, respectively. The goodwill was assigned to our North America segment. Of the $14.5 million of acquired intangible assets, $5.1 million was assigned to trademarks and tradenames that are not subject to amortization, and $9.4 million was assigned to subscriber relationships and licensing agreements with useful lives from one to five years.

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

Note 9 – Divestitures

     Nordic Operations

     On December 1, 2003, we sold our operations in Sweden, Denmark, Norway, and Finland (“Nordic operations”) to Bonnier Affarsinformation AB (“Bonnier”), for $42.7 million. The proceeds consisted of cash of $35.9 million, notes receivable of $5.9 million and another receivable of $0.9 million. As a result of our International segment November 30 fiscal year end, we recognized a pre-tax gain of $7.9 million in the first quarter of 2004. Additionally, we wrote-off the $0.9 million other receivable in the second quarter of 2004. Our Nordic operations generated approximately $50.9 million of revenue in 2003.

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

     Central European Operations

     On May 10, 2004, we sold our operations in Germany, Austria, Switzerland, Poland, Hungary and the Czech Republic (“Central European Operations”) to Bonnier for $25.7 million, consisting of $18.1 million in cash and $7.6 million in other receivables, of which $5.6 million has been collected in June 2004. In the second quarter of 2004, we recognized a pre-tax gain of $5.6 million. The proceeds and gain are subject to change. Under the sales agreement, Bonnier and D&B have a stipulated period of time to agree with the value of the net assets being sold on the date of the closing of the transaction. Our Central European Operations generated approximately $52 million in revenue in 2003.

     In all three of the divestitures noted above, D&B established a strategic relationship in each of these countries where the buyer will operate the acquired businesses under the D&B name, continue to distribute D&B-branded products and services and provide D&B with data to support our global customer needs. All three divestitures were part of our International Segment.

Note 10 – Stock-Based Compensation

     We have stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, stock-based employee compensation cost is not reflected in net income for our outstanding stock options as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Also, stock-based compensation cost is not reflected in our net income for our Employee Stock Purchase Plan. The costs associated with our restricted stock grants, stock appreciation rights and restricted stock units are included in net income.

     The following table summarizes the pro forma effect of stock-based compensation on net income and net income per share as if the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” had been adopted.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Reported Net Income	$47.5	$28.8	$136.8	$101.0
Add: Stock compensation cost under the intrinsic method, included in net income, net of tax benefits	1.4	0.4	4.0	1.2
Deduct: Total stock compensation cost under fair-value method for all awards, net of tax benefits	(4.3)	(2.6)	(12.4)	(8.4)

Pro forma Net Income	$44.6	$26.6	$128.4	$93.8

Basic EPS:
As reported	$0.68	$0.39	$1.93	$1.36
Pro forma	$0.64	$0.36	$1.81	$1.27
Diluted EPS:
As reported	$0.65	$0.38	$1.86	$1.32
Pro forma	$0.61	$0.35	$1.74	$1.23

Note 11 – Pension and Postretirement Benefits

     The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations, pursuant to the revised requirements under SFAS No. 132 (revised).

	Pension Plans				Postretirement Benefits
	For Three Months		For Nine Months		For Three Months		For Nine Months
	Ended September 30		Ended September 30,		Ended September 30,		Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$3.5	$3.5	$10.9	$9.8	$(0.1)	$0.3	$0.6	$1.1
Interest cost	21.3	22.4	63.5	60.9	0.3	3.2	5.7	13.3
Expected return on plan assets	(31.0)	(34.2)	(94.6)	(92.5)	—	—	—	—
Amortization of prior service cost	0.7	0.9	2.1	2.3	(1.2)	(0.5)	(8.6)	(2.2)
Recognized actuarial (gain) loss	2.1	2.1	6.6	5.7	(2.3)	0.4	—	1.7

Net periodic (income) cost	$(3.4)	$(5.3)	$(11.5)	$(13.8)	$(3.3)	$3.4	$(2.3)	$13.9

     We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, that we expected to contribute $19.1 million and $16.8 million to our pension plans and postretirement benefit plan, respectively in 2004. As of September 30, 2004, we have made contributions to our pension plans and postretirement plans of $14.0 million and $10.2 million, respectively.

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

     Effective, April 1, 2004, an amendment was made to the U.K. final pay defined benefit pension plan. After the amendment, the final pay defined benefit plan was closed to new participants. Under the revised defined benefit plan, the method used to accrue pension benefits is based on career average salary, which would reduce plan members’ future benefit. Existing participants in the revised defined benefit plan are required to increase their contributions. Existing participants under the defined benefit plan also have the option to participate in a defined contribution plan which will offer enhanced benefits. As a result of the amendment, the plan was re-measured. The ABO at the re-measurement date was $143 million compared with $125 million at December 31, 2003. An additional minimum pension liability of $7.3 million was recorded for the amount of ABO in excess of plan assets and “Accumulated Other Comprehensive Income,” a component of shareholder’s equity was reduced by $6.6 million, net of tax. The associated deferred tax asset was $2.9 million.

     Pursuant to FSP No. FAS 106-2, D&B has recognized the financial impact of the Medicare Reform Act during the third quarter of 2004 on a prospective basis. As a result, our APBO is expected to decrease by approximately $31 million, including $27 million related to the subsidy and $4 million related to the impact of the future participant opt-out assumption as participants seek more affordable drug coverage under Medicare Part D benefits. These amounts are subject to changes in economic conditions and actual plan experience. In addition, our 2004 postretirement benefit cost is expected to decrease by $1.3 million ($0.9 million related to the subsidy and $0.4 million related to changes in assumptions). This reduction of cost is allocated between the third quarter and the fourth quarter of 2004. In the third quarter of 2004, our postretirement benefit cost decreased by $0.7 million, including a $0.6 million reduction in the interest cost and a $0.1 million increase in recognized actuarial gain. Interest cost and recognized actuarial gain are components of net periodic postretirement benefit (income) cost (see above table).

     See Note 2, “Recent Accounting Pronouncements,” for a more detailed description of the Medicare Reform Act.

Note 12 – Segment Information

     The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources. We report our business on a geographical basis — with two operating segments, North America and International. Our product lines are Risk Management Solutions, Sales & Marketing Solutions, Supply Management Solutions and E-Business Solutions. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenues. For management reporting purposes, we evaluate business segment performance before restructuring charges because they are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under heading “How We Evaluate Performance” for further details). Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility program, are not allocated to our business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
North America	$247.8	$229.2	$743.7	$685.0
International	85.4	103.1	282.8	297.0

Total Revenue	$333.2	$332.3	$1,026.5	$982.0

Operating Income (Loss):
North America	$82.4	$75.3	$242.9	$224.0
International	12.1	10.8	39.4	28.5

Total Divisions	94.5	86.1	282.3	252.5
Corporate and Other (1)	(21.6)	(32.0)	(79.3)	(81.7)

Operating Income	72.9	54.1	203.0	170.8
Non-Operating Income (Expense) — Net	(0.5)	(6.9)	10.9	(8.4)

Income before Provision for Income Taxes	$72.4	$47.2	$213.9	$162.4

(1) The following table itemizes “Corporate and Other”
Corporate Costs	$(14.9)	$(9.9)	$(44.3)	$(30.9)
Transition Costs	(4.0)	(6.7)	(14.1)	(19.6)
Restructuring Charge	(2.7)	(1.6)	(20.9)	(17.4)
Loss on High Wycombe, England, Building Sale	—	(13.8)	—	(13.8)

Total “Corporate and Other”	$(21.6)	$(32.0)	$(79.3)	$(81.7)

Supplemental Geographic and Product Line Information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Geographic and Product Line Revenues:
North America:
Risk Management Solutions	$155.8	$149.5	$479.7	$454.2
Sales & Marketing Solutions	71.7	63.7	208.8	191.9
Supply Management Solutions	7.4	7.7	19.2	20.0
E-Business Solutions	12.9	8.3	36.0	18.9

Core Revenue	247.8	229.2	743.7	685.0
Divested Businesses	—	—	—	—

Total North America	247.8	229.2	743.7	685.0

International:
Risk Management Solutions	70.7	60.1	213.3	175.9
Sales & Marketing Solutions	13.2	14.0	40.4	38.3
Supply Management Solutions	1.5	1.1	4.4	3.9

Core Revenue	85.4	75.2	258.1	218.1
Divested Businesses	—	27.9	24.7	78.9

Total International	85.4	103.1	282.8	297.0

Consolidated Operating Revenues:
Risk Management Solutions	226.5	209.6	693.0	630.1
Sales & Marketing Solutions	84.9	77.7	249.2	230.2
Supply Management Solutions	8.9	8.8	23.6	23.9
E-Business Solutions	12.9	8.3	36.0	18.9

Core Revenue	333.2	304.4	1,001.8	903.1
Divested Businesses	—	27.9	24.7	78.9

Total Revenue	$333.2	$332.3	$1,026.5	$982.0

	September 30,	December 31,
	2004	2003
Assets:
North America	$409.9	$456.8
International	396.4	541.1

Total Divisions	806.3	997.9
Corporate and Other (primarily domestic pensions and taxes)	716.1	626.8

Total Assets	$1,522.4	$1,624.7

	September 30,	December 31,
	2004	2003
Goodwill:
North America	$110.1	$118.0
International	95.8	138.9

Total Goodwill	$205.9	$256.9

     The decrease in goodwill in North America from $118.0 million at December 31, 2003, to $110.1 million at September 30, 2004, is primarily attributed to the reclass of $7.9 million of goodwill to deferred tax assets. The majority of the reclass represents additional net operating loss carryovers from the Hoover’s acquisition that resulted from an Internal Revenue Service pronouncement. The decrease in goodwill in International from $138.9 million at December 31, 2003, to $95.8 million at September 30, 2004, is primarily attributed to the reversal of goodwill associated with the sale of Central Europe, Nordic and India (See Note 9 “Divestures” for more detail), partially offset by the positive effect of foreign currency translation.

Note 13 – Subsequent Events

     Divestiture of Iberian Operations

     On July 14, 2004, we signed an agreement to sell our operations in Iberia to Informa S.A. The transaction closed on October 4, 2004 and we expect to receive proceeds of approximately $14 million (after purchase price adjustments). Our Iberian operations generated $24 million of revenue in 2003. The Iberian operations are part of our International segment.

     We have reclassified the assets and liabilities relating to the Iberian operations to Assets and Liabilities Held for Sale in our Consolidated Balance Sheet as of September 30, 2004. Assets Held for Sale of $23.1 million primarily consists of accounts receivable, goodwill, cash and property, plant and equipment. Liabilities Held for Sale of $16.5 million primarily consists of deferred revenue, accrued liabilities, notes payable and accounts payable.

     During the second quarter of 2004, we took an impairment charge of $1.2 million to write down the net assets held for sale to their fair market value. The impairment charge was recorded to other income (expense) – net as a non-operating item. In the third quarter of 2004, we reversed $0.8 million of this impairment charge to reflect the fair market value as of the end of the third quarter of 2004. This resulted in a year to date impairment charge of $0.4 million as of September 30, 2004.

     The proceeds and loss expected from this transaction are subject to change based on the value of the net assets of the businesses being sold on the date of the closing of the transaction.

     Divestiture of French Operation

     On October 1, 2004, we completed the sale of our operation in France to Base D’Informations Legales Holding S.A.S. (Bil Holding). We expect to receive proceeds of approximately $31 million after purchase price adjustments. We also expect to recognize a pre-tax gain of approximately $14 million in the fourth quarter. Our French operation generated $38 million of revenue in 2003. The French operation is part of our International segment.

     We have reclassified the assets and liabilities relating to the French operation to Assets and Liabilities Held for Sale in our Consolidated Balance Sheet as of September 30, 2004. Assets Held for Sale of $25.1 million primarily consists of accounts receivable and goodwill. Liabilities Held for Sale of $24.8 million primarily consists of deferred revenue, accrued liabilities and accounts payable.

     The proceeds and gain expected from this transaction are subject to change based on the value of the net assets of the businesses being sold on the date of the closing of the transaction.

     Outsourcing Arrangement with International Business Machines Corporation

     On October 20, 2004, we announced that we would outsource certain portions of our data acquisition and delivery, customer service, and financial processes to International Business Machines Corporation (IBM). As a result of this decision, we expect 750 positions globally to be eliminated, of which approximately 220 team members will transfer to IBM and will be placed there for at least one year.

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

     We evaluate the performance of our business segments based on segment revenue growth before the effect of foreign exchange, and segment operating income excluding restructuring charges (whether recurring or non-recurring) and certain other items that we consider do not reflect our underlying business performance. We refer to these restructuring charges and other items as “non-core gains and charges.” We evaluate business segment performance before non-core gains and charges because such gains and charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. For the third quarter of 2004, non-core gains and charges were restructuring charges of $2.7 million and a reduction of $0.8 million of the second quarter impairment charge to reflect the fair market value of the net assets of our Iberian operations as of the end of the third quarter of 2004. For the third quarter of 2003, non-core charges were restructuring charges of $1.6 million and a loss on the sale of our High Wycombe, England, building of $13.8 million. For the nine months ended September 30, 2004, non-core gains and charges were restructuring charges of $20.9 million, an impairment charge of $0.4 million to write-down the net assets of our Iberian operations to fair market value, a gain on the sales of Nordic, India, and distribution channels in Pakistan and the Middle East totaling $11.7 million, and a gain on the sale of our operations in Central Europe of $5.6 million. For the nine months ended September 30, 2003, non-core gains and charges were restructuring charges of $17.4 million, the loss on the sale of the High Wycombe, England, building of $13.8 million, offset by our $7.0 million insurance recovery related to the World Trade Center tragedy.

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

     These adjustments to our GAAP results are among the primary indicators management uses as a basis for our planning and forecasting of future periods to evaluate performance of the business and for compensation purposes. However, these measures are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, or diluted earnings per share prepared in accordance with GAAP. In addition, you should note that because not all companies calculate these financial measures similarly or at all, the presentation of these measures is not likely to be comparable to measures of other companies.

     See “Results of Operations,” below, for a discussion of our results reported on a GAAP basis.

Overview

     Our discussion and analysis of our financial condition and results of operations for the third quarter of 2004 and nine months ended September 30, 2004, are based upon our unaudited consolidated financial statements for that period. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. Our unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations, which appear in D&B’s Annual Report on Form 10-K for the year ended December 31, 2003.

     D&B provides the information, tools and expertise to help customers “Decide with Confidence™.” We report our business on a geographical basis with two operating segments:

•	North America (which consists of operations in the United States and Canada) contributed 74% of our total and core revenue for the third quarter 2004 and 73% of our total revenue and 74% of our core revenue for the nine months ended September 30, 2004; and

•	International (which comprises Europe, Africa, Middle East, Asia Pacific and Latin America) represented 26% of our total and core revenue for the third quarter 2004, and 27% of our total revenue and 26% of our core revenue for the nine months ended September 30, 2004.

     The following product lines are sold in our segments:

•	Risk Management Solutions — our largest solution set, contributed 68% of our core revenue for the third quarter of 2004 and 69% of our core revenue for the nine months ended September 30, 2004;

•	Sales & Marketing Solutions — our next largest solution set, contributed 25% of our core revenue for the third quarter of 2004 and 25% of our core revenue for the nine months ended September 30, 2004;

•	Supply Management Solutions — our smallest solution set, contributed 3% of our core revenue for the third quarter of 2004 and 2% of our core revenue for the nine months ended September 30, 2004; and

•	E-Business Solutions – our newest solution set, contributed 4% of our core revenue for the third quarter of 2004 and 4% of our core revenue for the nine months ended September 30, 2004.

     E-Business Solutions represents the results of Hoover’s, Inc., which we acquired on March 3, 2003. E-Business Solutions is included in our North America segment results.

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

     Our traditional Risk Management Solutions generally consist of reports derived from our database which our customers use primarily to make decisions about new credit applications. An example is our Business Information Report, or BIR. Our traditional Risk Management Solutions constituted 83% of our Risk Management Solutions total revenue and 57% of our core revenue in the third quarter of 2004. The traditional Risk Management Solutions constituted 83% of our Risk Management Solutions total revenue and 58% of our core revenue for the nine months ended September 30, 2004. Our value-added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our value-added Risk Management Solutions constituted 17% of our Risk Management Solutions total revenue and 11% of our core revenue in the third quarter of 2004. The value-added Risk Management Solutions constituted 17% of our Risk Management Solutions total revenue and 11% of our core revenue for the nine months ended September 30, 2004.

     Our traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities, and constituted 53% of our Sales & Marketing Solutions total revenue and 13% of our core revenue in the third quarter of 2004. The traditional Sales & Marketing Solutions constituted 51% of our Sales & Marketing Solutions total revenue and 13% of our core revenue for the nine months ended September 30, 2004. Our value-added Sales & Marketing Solutions generally include decision-making and customer information management solutions, and constituted 47% of our Sales & Marketing Solutions total revenue and 12% of our core revenue in the third quarter of 2004. The value-added Sales & Marketing Solutions constituted 49% of our Sales & Marketing Solutions total revenue and 12% of our core revenue for the nine months ended September 30, 2004.

     By utilizing our proprietary DUNSRight™ quality process, we continue to provide customers with high quality information and business insight when they need to make confident business decisions. The DUNSRight™ quality process allows us to achieve best-in-class data quality. The process includes collecting data from multiple sources and enhancing it into insightful information that drives profitable decisions. The process consists of quality assurance plus five quality drivers: Global Data Collection, Entity Matching, the D-U-N-S® Number, Corporate Linkage, and Predictive Indicators. The DUNSRight™ quality process has been a key enabler of progress to date and will continue to be crucial to our growth going forward. Our DUNSRight™ quality process is explained in more detail in “Item 1. Business” of our Form 10-K for the year ended December 31, 2003.

Recently Issued Accounting Standards

     See Note 2 to our unaudited consolidated financial statements for disclosure of the impact that recently issued accounting standards will have on our consolidated financial statements.

Results of Operations

     The following discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, and should be read in conjunction with those financial statements and footnotes, which have been prepared in accordance with US GAAP.

Consolidated Revenues

     The following tables present our revenue by segment and product line for the third quarter of 2004 and 2003, and the nine months ended September 30, 2004 and 2003. Additionally, these tables reconcile the non-GAAP measure of core revenue to the GAAP measure of total revenue.

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in millions)		(Amounts in millions)
Revenues by Segment:
North America	$247.8	$229.2	$743.7	$685.0
International	85.4	75.2	258.1	218.1

Core Revenue	333.2	304.4	1,001.8	903.1
Divested Businesses	—	27.9	24.7	78.9

Total Revenue	$333.2	$332.3	$1,026.5	$982.0

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in millions)		(Amounts in millions)
Revenues by Product Line:
Risk Management Solutions	$226.5	$209.6	$693.0	$630.1
Sales & Marketing Solutions	84.9	77.7	249.2	230.2
Supply Management Solutions	8.9	8.8	23.6	23.9
E-Business Solutions	12.9	8.3	36.0	18.9

Core Revenue	333.2	304.4	1,001.8	903.1
Divested Businesses	—	27.9	24.7	78.9

Total Revenue	$333.2	$332.3	$1,026.5	$982.0

Three Months Ended September 30, 2004

     For the three months ended September 30, 2004, core revenue increased $28.8 million, or 9% (8% increase before the effect of foreign exchange) compared with the three months ended September 30, 2003. The revenue increase was driven by revenue growth in North America of $18.6 million, or 8% and International of $10.2 million, or 14% (6% increase before the effect of foreign exchange). Total revenue for the third quarter of 2004 increased $0.9 million, or less than 1% (2% decrease before the effect of foreign exchange) compared with the three months ended September 30, 2003. Total revenue for the third quarter of 2003 includes revenues from our divested operations in Central Europe, Israel, Nordic, India, and distribution channels in Pakistan and the Middle East.

     On a product-line basis, our core revenue results in the third quarter of 2004 versus the third quarter of 2003 reflect:

•	a $16.9 million, or 8%, growth in Risk Management Solutions (6% increase before the effect of foreign exchange). The increase was driven by an increase in North America of $6.3 million, or 4%, and an increase in International of $10.6 million, or 18% (10% increase before the effect of foreign exchange). Traditional Risk Management Solutions grew 10% (7% increase before the effect of foreign exchange). The increase in traditional Risk Management Solutions was driven by an increase in North America of 6% (5% increase before the effect of foreign exchange) and an increase in International of 18% (11% increase before the effect of foreign exchange). Value added Risk Management Solutions increased 2% (flat before the effect of foreign exchange). International value added Risk Management Solutions increased 17% (8% increase before the effect of foreign exchange) partially offset by a 1% decline in North American value added Risk Management Solutions.

•	a $7.2 million, or 9%, increase in Sales & Marketing Solutions (8% increase before the effect of foreign exchange). The increase was driven by an increase in North America of $8.0 million, or 12%, partially offset by a decrease in International of $0.8 million, or 5% (13% decrease before the effect of foreign exchange). Traditional Sales & Marketing Solutions declined by 5% (7% decrease before the effect of foreign exchange). The decrease in traditional Sales & Marketing Solutions was driven by a decrease in North America of 6% and a decrease in International of 3% (10% decrease before the effect of foreign exchange). Value added Sales & Marketing Solutions increased 32% (31% increase before the effect of foreign exchange). The increase in value added Sales & Marketing Solutions in North America of 37% was partially offset by a decrease in International of 15% (23% decrease before the effect of foreign currency translation).

•	a $0.1 million, or 2%, increase in Supply Management Solutions (1% increase before the effect of foreign exchange). The increase was driven by an increase in International of $0.4 million, or 41% (33% increase before the effect of foreign exchange) partially offset by a decline in North America of $0.3 million, or 4%.

•	a $4.6 million, or 54%, increase in E-Business Solutions, representing the results of Hoover’s Inc., which is in the North American segment. (including 35 points of growth, which was before the effect of purchase accounting on 2003 results)

Nine Months Ended September 30, 2004

     For the nine months ended September 30, 2004, core revenue increased $98.7 million, or 11% (8% increase before the effect of foreign exchange) compared with the nine months ended September 30, 2003, including one percentage point of growth due to the acquisitions of Hoover’s Inc. in the first quarter 2003 and the Italian real estate data companies in the second quarter 2003. The core revenue increase was driven by revenue growth in North America of $58.7 million, or 9%, and International of $40.0 million, or 18% (7% increase before the effect of foreign exchange). Total revenue for the nine months ended September 30, 2004 increased $44.5 million or 5% (1% increase before the effect of foreign exchange) compared to the nine months ended September 30, 2003. Total revenue for the nine months ended 2004 includes revenue from our divested Central European operations. Total revenue for the nine months ended 2003 includes revenues from our divested operations in Central Europe, Israel, Nordic, India, and distribution channels in Pakistan and the Middle East.

     On a product-line basis, our core revenue results for the nine months ended September 30, 2004 versus the nine months ended September 30, 2003 reflect:

•	a $62.9 million, or 10%, growth in Risk Management Solutions (7% increase before the effect of foreign exchange). The increase was driven by an increase in North America of $25.5 million, or 6%, and an increase in International of $37.4 million, or 21% (10% increase before the effect of foreign exchange). Traditional Risk Management Solutions grew 11% (7% increase before the effect of foreign exchange). The increase in traditional Risk Management Solutions was driven by an increase in North America of 7% (6% increase before the effect of foreign exchange) and an increase in International of 21% (10% increase before the effect of foreign exchange). Value added Risk Management Solutions increased 4% (3% increase before the effect of foreign exchange). Value added Risk Management Solutions increased 2% in North America and International increased 20% (11% increase before the effect of foreign exchange).

•	a $19.0 million, or 8%, increase in Sales & Marketing Solutions (6% increase before the effect of foreign exchange). The increase was driven by an increase in North America of $16.9 million, or 9%, and an increase in International of $2.1 million, or 5% (5% decrease before the effect of foreign exchange). Traditional Sales & Marketing Solutions declined by 5% (7% decrease before the effect of foreign exchange). The decrease in traditional Sales & Marketing Solutions was driven by a decrease in North America of 9% partially offset by an increase in International of 11% (flat before the effect of foreign exchange). Value added Sales & Marketing Solutions increased 26% (25% increase before the effect of foreign exchange). The increase in value added Sales & Marketing Solutions in North America of 31% was partially offset by a decrease in International of 9% (17% decrease before the effect of foreign currency translation).

•	a $0.3 million, or 1%, decrease in Supply Management Solutions (3% decrease before the effect of foreign exchange). The decrease was driven by a decline in North America of $0.8 million, or 4% partially offset by an increase in International of $0.5 million, or 14% (4% increase before the effect of foreign exchange).

•	a $17.1 million, or 90%, increase in E-Business Solutions representing the results of Hoover’s Inc., which is in the North American segment. The increase is partially driven by the timing of the acquisition and the impact of purchase accounting as discussed above.

Consolidated Operating Costs

     The following table presents our consolidated operating costs and operating income for the third quarter 2004 and 2003 and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$98.4	$117.8	$306.9	$325.7
Selling and Administrative Expenses	148.1	144.2	461.4	421.6
Depreciation and Amortization	11.1	14.6	34.3	46.5
Restructuring Charge	2.7	1.6	20.9	17.4

Operating Costs	$260.3	$278.2	$823.5	$811.2

Operating Income	$72.9	$54.1	$203.0	$170.8

     Operating expenses decreased $19.4 million, or 17% in the third quarter of 2004, compared with the third quarter of 2003. Operating expenses decreased $18.8 million, or 6% for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003. The decrease for both the quarter and nine months ended September 30, 2004, was primarily due to the following:

•	decreased number of employees in the data collection, fullfillment and technology areas achieved through our Financial Flexibility, and

•	reduced costs associated from the sale of Central Europe, Nordic, India, and distribution channels in Pakistan and the Middle East.

     Selling and administrative expenses increased $3.9 million, or 3% in the third quarter of 2004, compared with the third quarter of 2003. Selling and administrative expenses increased $39.8 million, or 9% for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003. The increase for both the quarter and nine months ended September 30, 2004, were primarily due to the following:

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

     The increase in the costs mentioned above was partially offset by administrative cost savings, such as lower compensation costs achieved through our Financial Flexibility program and savings from the sale of Central Europe, Nordic, India, and distribution channels in Pakistan and the Middle East.

     We had net pension income of $3.4 million and $11.5 million for the three and nine months ended September 30, 2004, respectively, compared to $5.3 million and $13.8 million for the three and nine months ended September 30, 2003, respectively. Additionally, we had postretirement benefit income of $3.3 million and $2.3 million for the three and nine months ended September 30, 2004, respectively, compared to postretirement benefit costs of $3.4 million and $13.9 million for the three and nine months ended September 30, 2003, respectively. We consider these amounts to be part of our compensation costs and therefore are included in operating expenses and in selling and administrative expenses, based upon the classification of the underlying compensation costs. Lower non-cash postretirement benefit costs was primarily due to an amendment made to our Postretirement Benefit Plan in 2003. Starting January 1, 2004, the amount of our annual insurance premium contribution is limited to and based on the amount D&B contributed in 2003 per retiree. Additionally, the adoption of the Medicare Reform Act in the third quarter of 2004 reduced our postretirement benefit costs.

     Depreciation and amortization decreased $3.5 million or 24% for the third quarter of 2004, compared to the third quarter of 2003. The decrease was largely driven by our European back-office system that was previously capitalized and is now fully depreciated. Also contributing to the decrease was the sale of our building in High Wycombe, England, in July 2003, as well as lower capitalized spending in 2004. The lower capital spending is a result of us continuing to deliver more of our products over the web which in turn causes investment projects to become less capital intensive. Depreciation and amortization decreased $12.2 million or 26% for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. The decrease for the nine months ended September 30, 2004, was also due to the European back-office system and the High Wycombe building explanations as described above. Additionally, there was lower capital spending in the first, second and third quarter of 2004, as we continue to deliver more of our products over the web.

     During the third quarter of 2004, we recognized a $2.7 million restructuring charge in connection with our 2004 Financial Flexibility program in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included $2.5 million for severance and termination costs and $0.2 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees. During the third quarter of 2004, approximately 90 employees were terminated in connection with our current year Financial Flexibility program. Through the nine months ended September 30, 2004, we recorded $20.9 million of restructuring charges in connection with the 2004 Financial Flexibility program. The year-to-date charge includes $19.3 million for severance and termination costs related to approximately 350 employees and $1.6 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations. Additional restructuring charges will be incurred throughout 2004 as additional program actions are taken. In total, we expect to record approximately $30 million to $35 million for all restructuring charges related to the 2004 Financial Flexibility program, including $28 million to $32 million for severance and termination costs related to approximately 1,000 positions and $2 million to $3 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees.

     During the third quarter of 2003, we recorded a $1.6 million restructuring charge for severance and termination costs in connection with the fourth phase of our Financial Flexibility program announced on January 13, 2003, in accordance with SFAS No. 146. Through the first nine months of 2003, we recorded $17.4 million of restructuring charges in connection with the fourth phase of our Financial Flexibility program. The nine month charge included $17.1 million for severance and termination costs related to approximately 500 employees (including a $0.5 million pension plan curtailment charge due to the fourth phase headcount actions discussed in the following paragraph) and $0.3 million for lease termination obligations.

     In accordance with SFAS No. 87, “Employers’ Accounting for Pension,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,”, we were required to recognize a one-time curtailment charge for the estimated pension expense impact to the Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”) related to the headcount actions of the fourth phase of our Financial Flexibility program. The curtailment accounting requirement of SFAS No. 88 required us to immediately recognize a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g., full vesting). For the U.S. Qualified Plan, these items together resulted in an immediate curtailment charge to earnings of $0.5 million in the first quarter 2003, included in the $17.4 million year-to-date charge discussed above.

Interest Income (Expense) — Net

     The following table presents our net interest income (expense) for the third quarter of 2004 and 2003 and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in millions)		(Amounts in millions)
Interest Income	$2.1	$1.1	$6.0	$2.7
Interest Expense	(4.9)	(4.8)	(14.5)	(14.0)

Interest Expense — Net	($2.8)	($3.7)	($8.5)	($11.3)

     For the three months and nine months ended September 30, 2004, interest income increased $1.0 million and $3.3 million, compared with the three and nine months ended September 30, 2003, respectively. The increase in interest income was primarily due to our decision to invest our cash in marketable securities in the first quarter of 2004, which carry higher interest rates.

Other Income (Expense) — Net

     The following table presents our “Other Income (Expense) — Net” for the third quarter 2004 and 2003 and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in millions)		(Amounts in millions)
Miscellaneous Other Income (Expense) – Net	$0.3	$(0.7)	$1.3	$(1.6)
Insurance Recovery related to World Trade Center Tragedy	—	—	—	7.0
Loss on Sale of Israel	—	(4.3)	—	(4.3)
Gain on Sale of India Operations	—	—	3.8	—
Gain on Sale of Nordic Operations	—	—	7.9	—
Gain on Sale of Central European Operations	—	—	5.6	—
Gain on Sale of Equity Interests in Singapore Business	—	1.8	—	1.8
Gain on Sale of Investment	1.2	—	1.2	—
Impairment charge on the net assets of our Iberian Operations	0.8	—	(0.4)	—

	$2.3	$(3.2)	$19.4	$2.9

     For the three months ended September 30, 2004, Other Income – Net increased $5.5 million compared with the three months ended September 30, 2003. The increase is primarily due to the loss on sale of Israel of $4.3 million in the third quarter of 2003, sale of an investment of $1.2 million in the third quarter of 2004 and the reversal of $0.8 million of an impairment charge to reflect the fair market value in our Iberian operations as of the end of the third quarter of 2004. For the nine months ended September, 30 2004, Other Income – Net increased $16.5 million compared with the nine months ended September 30, 2003. The increase is primarily due to the gains on the sale of our operations in India, Nordic, and Central Europe of $17.3 million in 2004 and the loss on the sale of Israel of $4.3 million in 2003 partially offset by the impairment charge of $0.4 million on the net assets of our Iberian operations in 2004 and gain of $7.0 million in 2003 on the insurance recovery related to the World Trade Center tragedy.

Provision for Income Taxes

     D&B’s effective tax rate was 34.8% for the third quarter of 2004, as compared to 38.7% for the third quarter of 2003. The effective tax rate for the third quarter of 2004 was positively impacted by tax benefits related to the Iberia transaction (2.1 points) and global tax planning initiatives (0.1 points). The third quarter 2003 had been negatively impacted by the sale of our High Wycombe, England building (3.4 points) and the non-deductibility in some countries of certain items included within the restructuring charge (0.6 points) offset by a tax benefit related to the sale of our Israeli operations (2.3 points).

     D&B’s effective tax rate was 36.2% for the nine months ended September 30, 2004 and 37.7% for the nine months ended September 30, 2003. The effective tax rate for the nine months ended September 30, 2004 was negatively impacted by lower foreign source income (0.6 points) and the non-deductibility of certain costs related to the sale of our Central European, Iberian and Indian operations (1.0 point) and positively impacted by tax benefits related to the sale of our Nordic operations (2.1 points) and global tax planning initiatives (0.3 points). The nine months ended September 30, 2003 had been negatively impacted by the sale of our High Wycombe, England building (1.2 points) and the non-deductibility in some countries of certain items included within the restructuring charge (0.4 points), partially offset by a tax benefit related to the sale of our Israeli operations (0.9 points).

Earnings per Share

     We reported earnings per share, or EPS, for the third quarter 2004 and 2003 and the nine months ended September 30, 2004 and 2003, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic Earnings Per Share	$0.68	$0.39	$1.93	$1.36
Diluted Earnings Per Share	$0.65	$0.38	$1.86	$1.32

     For the three months ended September 30, 2004, basic EPS increased 74%, compared with the third quarter of 2003, reflecting a 65% increase in net income and a 5% reduction in the weighted average number of basic shares outstanding. Diluted EPS increased 71%, compared with the third quarter of 2003, reflecting a 65% increase in net income and a 5% reduction in the weighted average number of diluted shares outstanding.

     For the nine months ended September 30, 2004, basic EPS increased 42%, compared with the nine months ended September 30, 2004, reflecting a 35% increase in net income and a 4% reduction in the weighted average number of basic shares outstanding. Diluted EPS increased 41%, compared with the nine months ended September 30, 2003, reflecting a 35% increase in net income and a 4% reduction in the weighted average number of diluted shares outstanding.

Segment Results

     The operating segments reported below, North America and International, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

     North America

     North America is our largest segment, representing 74% of our total and core revenue for the third quarter 2004 and representing 73% of our total revenue and 74% of core revenue for the nine months ended September 30, 2004. The following table presents our North American product line revenue for the third quarter 2004 and 2003 and nine months ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in millions)		(Amounts in millions)
Revenues:
Risk Management Solutions	$155.8	$149.5	$479.7	$454.2
Sales & Marketing Solutions	71.7	63.7	208.8	191.9
Supply Management Solutions	7.4	7.7	19.2	20.0
E-Business Solutions	12.9	8.3	36.0	18.9

Total and Core North America Revenue	$247.8	$229.2	$743.7	$685.0

Three Months Ended September 30, 2004

     North American total and core revenue increased $18.6 million, or 8% compared with the third quarter of 2003. The increase is due to increased revenue in all of our product lines except for Supply Management Solutions.

     On a product-line basis, North America’s core revenue results reflect:

•	a $6.3 million, or 4%, increase in Risk Management Solutions. Traditional Risk Management Solutions, which accounted for 80% of total North American Risk Management Solutions, increased 6% (5% increase before the effect of foreign exchange). The increase is primarily driven by the continued growth in our Self Awareness, Comprehensive Report and Monitoring products. Additionally, the increase reflects the effects of our recently offered risk management subscription plan for our customers willing to increase the level of business they do with D&B. The plan provides expanded access to our Risk Management Solutions in a way that provides more certainty over related costs, which in turn has increased usage. We have invested in several solutions to help our customers automate their access to our information. Value-added Risk Management Solutions, which accounted for 20% of total North American Risk Management Solutions, decreased 1%. The increase in customer acceptance of several of our automated delivery services has contributed to increased usage partially offset by a decline in new sales of eRAM™. The decrease in sales of eRAM™ is attributed to the complex and time consuming process of installation on our customers' premises which we are addressing.

•	a $8.0 million, or 12%, increase in Sales & Marketing Solutions. Traditional Sales & Marketing Solutions, which accounted for 48% of total North American Sales & Marketing Solutions, decreased 6%. This decline is reflective of two factors, (i) planned migration of our larger customers from certain of our traditional products to our value-added solutions and (ii) weakness within our lists and labels business. This decline in traditional was more than offset by the continued strength of value-added Sales &

Marketing Solutions, which increased 37%. Our value-added Sales & Marketing Solutions accounts for 52% of our total North America Sales & Marketing Solutions. Within our value-added Sales & Marketing Solutions, the increase was driven by our CIM products and our prospecting solutions, such as Market Spectrum™. In the United States, we had also increased the number of product specialists which has increased sales capacity relating to our CIM products.

•	a $0.3 million, or 4%, decrease in Supply Management Solutions.

•	a $4.6 million, or 54%, increase in E-Business Solutions representing the results of Hoover’s Inc. (including 35 points of growth, which was before the effect of purchase accounting on 2003 results). We continue to see growth in this product line, primarily as a result of an increase in the subscriber business.

     North America’s operating income for the third quarter of 2004, was $82.4 million, compared to $75.3 million for the third quarter of 2003, resulting in an increase of $7.1 million, or 9%. The increase in operating income was due to an increase in North America core revenue for the third quarter of 2004.

Nine Months Ended September 30, 2004

     North American total and core revenue increased $58.7 million, or 9%, compared with the nine months ended September 30, 2003. The increase is due to increased revenue in all of our product lines, except for Supply Management Solutions.

     On a product-line basis, North America’s core revenue results reflect:

•	a $25.5 million, or 6%, increase in Risk Management Solutions. Traditional Risk Management Solutions increased 7% (6% increase before the effect of foreign exchange). The increase is primarily driven by the continued growth in our Self Awareness, Comprehensive Report and Monitoring products as well as our risk management subscription plan that was released in the fourth quarter of 2003. Value-added Risk Management Solutions increased 2%. The increase is primarily driven by growth in our predictive indicator and data append product solutions. We also continue to see growth in products such as Global Decision Maker™ partially offset by the decline of eRAM™ as discussed above.

•	a $16.9 million, or 9%, increase in Sales & Marketing Solutions. Traditional Sales & Marketing Solutions decreased 9%. This decline is reflective of two factors, (i) planned migration of our larger customers from certain of our traditional products to our value-added solutions and (ii) weakness within our traditional lists and labels business. Traditional Sales & Marketing Solutions decline was more than offset by the continued strength of value-added Sales & Marketing Solutions, which increased 31%. Within our value-added Sales & Marketing Solutions the increase was driven by the continued growth of our CIM products and our prospecting solutions, including Market Spectrum™. In the United States, we increased the number of product specialists which has increased sales capacity relating to our CIM products.

•	a $0.8 million, or 4%, decrease in Supply Management Solutions.

•	a $17.1 million, or 90%, increase in E-Business Solutions representing the results of Hoover’s Inc. We continue to see growth in this product line, primarily as a result of an increase in the subscriber business. The increase is partially driven the timing of the acquisition and the impact of purchase accounting as discussed above.

     North America’s operating income for the nine months ended September 30, 2004, was $242.9 million, compared to $224.0 million for the nine months ended September 30, 2003, an increase of $18.9 million, or 9%. The increase in operating income was due to an increase in North American core revenue for the nine months ended September 30, 2004 and included investments made to drive revenue growth.

International

     International represented 26% for both of our total and core revenue for the third quarter of 2004. For the nine months ended September 30, 2004, International represented 27% of total revenue and 26% of core revenue. The following table presents our International product line revenue for the third quarter of 2004 and 2003 and nine months ended September 30, 2004, and 2003. Additionally, these tables reconcile the non-GAAP measure of core revenue to the GAAP measure of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in millions)		(Amounts in millions)
Revenues:
Risk Management Solutions	$70.7	$60.1	$213.3	$175.9
Sales & Marketing Solutions	13.2	14.0	40.4	38.3
Supply Management Solutions	1.5	1.1	4.4	3.9

International Core Revenue	85.4	75.2	258.1	218.1
Divested Businesses	—	27.9	24.7	78.9

Total International Revenue	$85.4	$103.1	$282.8	$297.0

Three Months Ended September 30, 2004

     International core revenue increased $10.2 million, or 14% (6% increase before the effect of foreign exchange), compared with the third quarter of 2003. Total revenue for the quarter ended September 30, 2004, decreased $17.7 million or 17% (23% decline before the effect of foreign exchange). Total revenue for the third quarter of 2004 includes revenue from our divested operations in Central Europe. Total revenue for the third quarter of 2003, includes revenues from our divested operations in Central Europe, Israel, Nordic, India, and distribution channels in Pakistan and the Middle East.

     On a product-line basis, International’s core revenue results reflect:

•	a $10.6 million, or 18%, increase in Risk Management Solutions (10% increase before the effect of foreign exchange). Traditional Risk Management Solutions increased 18% (11% increase before the effect of foreign exchange). The increase is primarily driven by the continued success of our monitoring product, e-Portfolio. Value-added Risk Management Solutions increased 17% (8% increase before the effect of foreign exchange). The increase is driven by certain customers’ preference to continue to automate their decisioning process through products such as our Global Decision Maker™ and Toolkit solutions.

•	a $0.8 million, or 5%, decrease in Sales & Marketing Solutions (13% decrease before the effect of foreign exchange). The majority of our International Sales & Marketing Solutions business remains in our traditional products, where the local marketplace is highly competitive. Traditional Sales & Marketing Solutions decreased 3% (10% decrease before the effect of foreign exchange). Value-added Sales & Marketing Solutions decreased 15% (23% decrease before the effect of foreign exchange).

•	a $0.4 million, or 41%, increase in Supply Management Solutions (33% increase before the effect of foreign exchange).

     International’s operating income for the third quarter of 2004 was $12.1 million, compared to $10.8 million for the third quarter of 2003, an increase of $1.3 million or 13%. The increase is primarily due to lower expense base associated with the Company’s Financial Flexibility program and an increase in core revenue.

Nine Months Ended September 30, 2004

     International core revenue increased $40.0 million, or 18% (7% increase before the effect of foreign exchange), from the nine months ended September 30, 2003, including one percentage point of growth due to our acquisition of the three Italian real estate data companies. Total revenue decreased $14.2 million or 5% (14% decline before the effect of foreign exchange) for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Total revenue for the nine months ended September 30, 2004, includes revenue from our divested operations in Central Europe. Total revenue for the nine months ended September 30, 2003, includes revenues from our divested operations in Central Europe, Israel, Nordic, India, and distribution channels in Pakistan and the Middle East.

On a product-line basis, International’s core revenue results reflect:

•	a $37.4 million, or 21%, increase in Risk Management Solutions (10% increase before the effect of foreign exchange), including two percentage points of growth due to the acquisition of the three Italian real estate data companies. The overall increase is driven by both traditional and value-added Risk Management Solutions. Traditional Risk Management Solutions increased 21% (10% increase before the effect of foreign exchange), including two percentage points of growth due to the acquisition of the three Italian real estate data companies. The increase is primarily driven by the continued success of our monitoring product, e-Portfolio. Value-added Risk Management Solutions increased 20% (11% increase before the effect of foreign exchange). The increase is driven by certain customers’ preference to continue to automate their decisioning process through products such as our Global Decision Maker™ and Toolkit solutions.

•	a $2.1 million, or 5%, increase in Sales & Marketing Solutions (5% decrease before the effect of foreign exchange). Traditional Sales & Marketing Solutions increased 11% (flat before the effect of foreign exchange). The majority of our International Sales & Marketing Solutions business remains in our traditional products, where the local marketplace is highly competitive. Value-added Sales & Marketing Solutions decreased 9% (17% decrease before the effect of foreign exchange).

•	a $0.5 million, or 14%, increase in Supply Management Solutions (4% increase before the effect of foreign exchange).

     International’s operating income for the nine months ended September 30, 2004, was $39.4 million, compared to $28.5 million for the nine months ended September 30, 2003, an increase of $10.9 million, or 38%. The increase is due to lower expense base associated with the Company’s Financial Flexibility program and an increase in core revenue.

     We will continue to use different approaches to improve our competitive position from market to market in our International segment. In some markets our strategy is to invest to strengthen our position, either through organic growth or by acquisition. In other markets, we may establish strategic relationships to strengthen our global data coverage and our customer value propositions, while improving segment financial results. We have used each of these approaches already in different parts of the world, and we anticipate evaluating and implementing these and other approaches in the future. As an example, on May 10, 2004, we sold our Central European operations to Bonnier Affarsinformation AB (“Bonnier”) (see “Notes to Consolidated Financial Statements, Note 9 — Divestitures”). We also completed the sales of our Iberian operations to Informa S.A. and our operation in France to Base D’Informations Legales Holding S.A.S on October 4, 2004, and October 1, 2004, respectively (see “Notes to Consolidated Financial Statements, Note 13 — Subsequent Events”).

     Additionally, we will also continue to leverage our DUNSRight™ quality process to establish leadership positions in our International markets.

Liquidity and Financial Position

     In accordance with our Blueprint for Growth strategy, we have used our cash for three primary purposes:

•	First, we have invested in our current business, such as the investments in our proprietary DUNSRight™ quality process and the creation of new products and solutions such as our Enterprise Risk Assessment Manager, e-Portfolio, Global Decision Maker™, Data Integration Toolkit™ and Customer Information Management.

•	Second, over the past three years we have made acquisitions such as iMarket®, Harris InfoSource™, Data House, Hoover’s, and a controlling interest in three Italian real estate data companies.

•	Third, during the first nine months of 2004, we spent $140.7 million to repurchase 2,591,940 shares as part of the $200 million share repurchase program approved by our Board of Directors. This investment is in addition to 919,000 shares we repurchased for $48.7 million to mitigate the dilutive effect of the shares issued in connection with our stock incentive plans and Employee Stock Purchase Plan. We expect to continue to repurchase shares under our existing authorizations.

     We believe that cash flows generated from our operations and supplemented as needed with readily available financing arrangements in the commercial paper markets are sufficient to meet our short-term and long-term needs, including the cash cost of our restructuring charges, transition costs, contractual obligations and contingencies (see “Notes to Consolidated Financial Statements, Note 7 — Contingencies”), excluding the legal matters identified therein for which the exposures are not estimable. We access the commercial paper market from time to time to fund working capital needs and share repurchases. Such borrowings have been supported by our bank credit facilities.

     Cash Provided by Operating Activities

     Net cash provided by operating activities was $174.3 million and $156.3 million for the nine months ended September 30, 2004 and 2003, respectively.

     Net cash provided by operating activities increased by $18.0 million to $174.3 million for the first nine months of 2004 as compared to the same period in 2003, primarily due to stronger operating results and increased collections of receivables. In addition, lower payments were made relating to restructuring of $19.6 million during the first nine months of 2004, compared to $23.8 million in the same period in 2003. Partially offsetting these increases in cash during 2004 were insurance recoveries related to the events of September 11, 2001 of $7.0 million and tax refunds relating to the 1998 spin-off of R.H. Donnelley of $7.0 million which were both received during the first nine months of 2003.

     During the first three quarters of 2004, our net cash provided by operating activities was comprised of net income of $136.8 million adjusted for non-cash items of $65.3 million and net cash used in both current and non-current assets and liabilities of $27.8 million. Included in the non-cash items during the first nine months of 2004 was $83.8 million of charges that decreased our net income, but did not result in the use of cash. These consisted mainly of depreciation and amortization, restructuring charges recorded in connection with our 2004 Financial Flexibility program initiatives, net accrued and deferred income taxes, income tax benefit due to the exercise of stock awards under our stock incentive plans, amortization of restricted stock grants, asset write-offs, impairment charge from the write down of net assets of our Iberia operations, and equity in net losses of our affiliates. This was partially offset by $18.5 million of gains that increased our net income, but did not result in the source of cash. These consisted mainly of a gain from the sale of our Nordic operations, gain from the sale of our Central Europe operations and a gain from the sale of our India operations.

     Net cash used for both current and non-current assets and liabilities was driven by reductions in our accrued liabilities balances from prior year levels primarily for employee benefits (e.g., bonus, commissions, benefit payments, earned vacation and spending on professional services) and $19.6 million of restructuring payments primarily related to our 2004 Financial Flexibility program initiatives. These uses of cash were partially offset by higher sales which increased our deferred revenue balance and additional receipts of cash on amounts due from our customers.

     Days sales outstanding in accounts receivable for the third quarter of 2004 was 78 days versus 82 days for the same period in 2003. The improvement in the level of days sales outstanding is primarily attributable to continuation of process improvements in our global collections efforts begun in 2003, higher sales during the first nine months of 2004 as compared to the first nine months of 2003, tighter management of collections from our customers and the impact of the sales of our Nordic and Central European operations.

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

     Net cash used in investing activities for the nine months ended September 30, 2004 totaled $48.4 million compared with net cash used in investing activities of $48.2 million in 2003. This change primarily relates to the following activities in both years.

     During the first nine months of 2004, we increased our net investment in short term marketable securities by $76.8 million in order to improve the return of our cash. On December 1, 2003, we sold our Nordic operations to Bonnier. We received proceeds from the sale of $42.7 million, consisting of cash of $35.9 million, notes receivable of $5.9 million and another receivable of $0.9 million. In the first quarter of 2004, we recognized a pre-tax gain of $7.9 million on this transaction. In the second quarter of 2004, we wrote-off the other receivable of $0.9 million related to this transaction. On February 29, 2004, we sold our operations in India and our distribution channels in Pakistan and the Middle East for $7.7 million. We received proceeds of $7.3 million (net of withholding tax), consisting of cash of $6.5 million and an investment in the amount of $0.8 million representing a 10% remaining interest in the divested entity. We recognized a pre-tax gain of $3.8 million for this transaction in the first quarter of 2004. On May 10, 2004 we completed the sale of our Central European operations to Bonnier. We received $25.7 million of proceeds for Central Europe, consisting of $18.1 million in cash and $7.6 million in other receivables, of which $5.6 million has been collected in June 2004. We recognized a pre-tax gain of $5.6 million for this transaction in the third quarter of 2004.

     Net cash used in investing activities during the first nine months of 2003 was primarily related to the payment of $82.8 million (net of cash acquired) for the acquisition of Hoover’s on March 3, 2003. (We also received $11.7 million of short term marketable securities as part of the acquisition.) Certain shareholders of Hoover’s, representing approximately 1.4 million of the shares outstanding, had previously notified Hoover’s that they may seek to exercise their appraisal rights with respect to their shareholdings. In an appraisal proceeding, a Delaware court would determine the “fair value” of the Hoover’s shares and would then require us to pay that amount as the purchase price for the shares subject to the appraisal proceeding. During the third quarter of 2003, we received notifications that these shareholders had withdrawn their requests for appraisal. Accordingly, during the third quarter of 2003, we made an additional payment of $9.8 million for the acquisition. This payment and the amounts paid during the first quarter of 2003 brought the total purchase price of the acquisition to $119.4 million, or $80.9 million, net of cash and short term investments acquired. During the first nine months of 2003, we decreased our net investment in marketable securities by $3.7 million. During the third quarter of 2003, we received proceeds of $80.2 million from the sale of our European headquarters building in High Wycombe, England.

     Investments in total capital expenditures, including computer software and other intangibles, were $19.6 million during the first nine months of 2004 and $19.8 million during the first nine months of 2003, primarily in the North America segment for both periods.

     Cash Used in Financing Activities

     During the nine months ended September 30, 2004, we entered into a new multi-year credit agreement and terminated our existing multi-year and 364-day credit agreement. Our aggregate availability under the new facility is $300 million, while our aggregate availability under the terminated facilities was $275 million ($175 million under the multi-year facility and $100 million under the 364-day facility). We have a total of $300 million of the new multi-year credit agreement available at prevailing short-term interest rates. This facility also supports any commercial paper borrowings up to $300 million. The facility requires the maintenance of interest coverage and total debt to EBITDA ratios (each as defined in the credit agreement, previously filed as an exhibit). As of September 30, 2004, we were in compliance with these requirements.

     Net cash used in financing activities was $174.9 million for the nine months ended September 30, 2004 and $101.6 million for the nine months ended September 30, 2003.

     During the first nine months ended September 30, 2004 and 2003, cash used in financing activities was largely attributable to the purchase of treasury shares. During the first nine months of 2004, we repurchased 919,000 shares of stock for $48.7 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the first nine months of 2004, we repurchased 2,591,940 shares for $140.7 million related to a previously announced $200 million one-year share repurchase program approved by our Board of Directors in February, 2004. During the first nine months of 2003, we repurchased 1,267,689 shares of stock for $51.2 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the first nine months of 2003, we repurchased 1,756,611 shares for $70.1 million related to a previously announced $100 million two-year share repurchase program approved by our Board of Directors in October, 2002. This program was completed by December 31, 2003.

     During the first nine months of 2004, net proceeds from our stock plans were $14.2 million, compared with $18.3 million during the first nine months of 2003.

     Free Cash Flow

     As discussed above under “How We Evaluate Performance” we define free cash flow as net cash provided by operating activities less capital expenditures and additions to computer software and other intangibles. Free cash flow was $154.7 million and $136.5 million for the nine months ended September 30, 2004 and 2003, an increase of $18.2 million or 13%. The first nine months of 2003 benefited from a one-time $7.0 million insurance recovery related to the events of September 11, 2001 and a $7.0 million tax refund related to the 1998 spin-off of R.H. Donnelley.

Future Liquidity – Sources and Uses of Funds

     Share Repurchases

     During the first nine months of 2004, we repurchased 2,591,940 shares for $140.7 million related to a previously announced $200 million one-year share repurchase program, approved by our Board in February, 2004. We intend to complete the remaining $59.3 million of this program during the fourth quarter of 2004.

     Dividends

     We have not paid cash dividends since we separated from Moody’s in 2000. After considering all of the implications of the new U.S. tax laws regarding deductibility of tax dividends, we have decided to continue our policy not to pay dividends to shareholders.

     Potential Payments in Settlement of Tax and Legal Matters

     We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in cash payments in the amounts described in “Note 7 — Contingencies”. We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in the Legacy Tax Matters described in Note 7.

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

     Demand for our products is subject to intense competition, changes in customer preferences and, to a lesser extent, economic conditions which impact customer behavior. Our results are dependent upon our continued ability to:

•	reallocate expenses to invest for growth through our Financial Flexibility program;

•	accurately forecast cost increases associated with increasing revenue growth;

•	accurately forecast the cost of increasing regulatory requirements, such as Sarbanes-Oxley requirements;

•	invest in our database and maintain our reputation for providing reliable data;

•	execute on our plan to improve the business model of our International segment and thereby improve our global data quality while realizing improved financial performance in that segment;

•	rely on its customers’ belief in the value of DUNSRight™ quality process as a key driver of revenue growth;

•	manage employee satisfaction and maintain our global expertise as we implement our Financial Flexibility program;

•	protect against damage or interruptions affecting our database or our data centers; and

•	develop new products or product offerings, or enhance existing ones to meet customer needs.

     We are also subject to the effects of foreign economies, exchange rate fluctuations, U.S. and foreign legislative or regulatory requirements, and the adoption of new or changes in accounting policies and practices including pronouncements promulgated by the FASB or other standard-setting bodies. Our results are also dependent upon the availability of data for our database and the ability of our strategic partners to fulfill their contractual obligations to satisfy our customers and promote and protect the D&B brand. In addition, the Company’s ability to repurchase shares is subject to market conditions, including trading volume in the Company’s stock. Developments in any of these areas could cause our results to differ materially from results that have been or may be projected. With respect to the ultimate resolution or settlement of our Tax Legacy Matters, the final amounts payable by us may differ from the estimates reflected in our current reserves due to a number of factors, including judicial, legislative and/or regulatory developments, the terms of any final settlement agreements, final interest computations and the terms of the Tax Sharing Agreements, including the allocation of tax liabilities thereunder.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     D&B’s market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Dun & Bradstreet Corporation’s 2003 consolidated financial statements included in its Annual Report on Form 10-K provides a more detailed discussion of the market risks affecting operations. As of September 30, 2004, no material change had occurred in our market risks, compared with the disclosure in the Form 10-K for the year ending December 31, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

     We evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the third quarter of 2004. This evaluation (“Controls Evaluation”) was done with the participation of our Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

     Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Conclusions

     Based upon our Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the third quarter of 2004, the Disclosure Controls are effective in providing reasonable assurance that material information relating to D&B is made known to management on a timely basis during the period when our periodic reports are being prepared.

     Our management evaluates, with the participation of our CEO and CFO, any change in our Internal Controls and determined that there were no changes in our Internal Controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

     PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information in response to this Item is included in Note 7 — Contingencies beginning on Page 13 in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information about purchases made by or on behalf of the Company during the quarter ended September 30, 2004 of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act:

			Total	Maximum Number of
			Number of Shares	Currently Authorized
			Purchased as Part	Shares that May Yet
	Total	Average Price	of Publicly	Be Purchased Under
	Number of Shares	Paid	Announced Plans or	the
Period	Purchased (a)	per Share	Programs (a)	Plans or Programs (a)
July 1-31, 2004	342,500	$53.73	342,500	—
August 1-31, 2004	377,600	$55.52	377,600	—
September 1-30, 2004	301,200	$57.17	301,200	—

Quarter Ended September 30, 2004	1,021,300	$55.03	1,021,300	5,500,000

(a)	During the third quarter of 2004, we repurchased 56,739 shares of stock for $3.0 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program, was announced in July 2003, and expires in September 2006. The maximum amount authorized under the program is 6.0 million shares. Additionally, during the third quarter of 2004, we repurchased 964,561 shares for $53.2 million related to our $200 million one-year share repurchase program that was announced in February 2004 and expires in January 2005.

Item 4. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 31	Rule 13a-14(a)/15(d)-14(a) Certifications

Exhibit 31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Section 1350 Certifications

Exhibit 32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

     During the third quarter of our fiscal year ending December 31, 2004, we furnished one report on Form 8-K and filed one report on Form 8-K. The first Current Report on Form 8-K was furnished on July 19, 2004 and covered Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition. The second Current Report on Form 8-K was filed on September 3, 2004 and covered Item 1.01. Entry into a Material Definitive Agreement, Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant and Item 9.01 Financial Statements and Exhibits.

     Since the end of the third quarter of our fiscal year ending December 31, 2004, we filed one report on Form 8-K on October 20, 2004, which covered Item 1.01. Entry into a Material Definitive Agreement and furnished Item 2.02. Results of Operations and Financial Condition and Item 9.01 Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

Date: November 9, 2004	By:	/s/ SARA MATHEW

Sara Mathew Senior Vice President and Chief Financial Officer

	By:	/s/ MARY JANE RAYMOND

Mary Jane Raymond Vice President and Corporate Controller