Form 10-K
period 2004-12-31
DUN & BRADSTREET CORP/NW
filed 2005-03-14
CIK 1115222

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004

Commission file number 1-15967

The Dun & Bradstreet Corporation

(Exact name of registrant as specified in its charter)

Delaware	103 JFK Parkway, Short Hills, NJ
(State of incorporation)	(Address of principal executive offices)

22-3725387	07078
(I.R.S. Employer Identification No.)	(Zip Code)

Registrant’s telephone number, including area code: (973) 921-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]    No [  ]

As of June 30, 2004, 70,011,904 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2004) was approximately $3,774 million.

As of February 28, 2005, 69,033,976 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on May 3, 2005, are incorporated into Part III of this Form 10-K.

The Index to Exhibits is located on Pages 121 to 125 of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

PART I

Item 1.    Business

Overview

D&BTM (NYSE:DNB), the leading provider of global business information, tools and insight, and has enabled customers to Decide with ConfidenceTM for over 160 years. D&B’s proprietary DUNSRightTM quality process provides customers with quality business information. This quality information is the foundation of D&B’s solutions that customers rely on to make critical business decisions. Customers use D&B Risk Management SolutionsTM to mitigate credit risk, increase cash flow and drive increased profitability, D&B Sales & Marketing SolutionsTM to increase revenue from new and existing customers, and D&B Supply Management SolutionsTM to identify purchasing savings and manage purchasing risk and improve compliance within their supply base. D&B’s E-Business SolutionsTM help customers convert prospects to clients faster.

Our Aspiration and Our Strategy

Upon our separation from Moody’s Corporation (“Moody’s”) in October 2000, we launched a new business strategy called the Blueprint for Growth, and announced our aspiration to become a “growth company with an important presence on the Web.” (See “Organizational Background of Our Company” below.) To us, a growth company has annual core revenue growth of 7% to 9% and annual earnings per share (“EPS”) growth, before non-core gains and (charges), in the mid-to-upper teens, both on a consistent basis. We defined an important presence on the Web as having approximately 80% of our revenue derived from products ordered or delivered using Internet technology. Our definitions of core revenue and non-core gains and (charges) are explained under “How We Evaluate Our Performance” below. A reconciliation of our results in accordance with generally accepted accounting principles in the United States (“GAAP”) and non-GAAP results can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Since the launch of the Blueprint for Growth strategy, we have gained some important insights. We have learned that to achieve our aspiration of sustainable core revenue growth of 7% to 9%, we need to be even more intensely focused on our customers’ success. We have always had a customer focus, but now we are intensifying that focus. To better reflect our commitment to our customers’ success, we evolved our aspiration in 2003. Our aspiration is now “To be the most trusted source of business insight so our customers can decide with confidence.”

Our intention to become a growth company has not changed. But this aspiration provides the way for us to achieve growth and create value for our shareholders.

While our aspiration has shifted focus, our underlying strategy remains the same as when we launched it in October 2000.

Our Blueprint for Growth strategy is the roadmap to our aspiration. This strategy has five components, which we believe, taken together, will drive our financial performance:

•	Build a Winning Culture;

•	Leverage our Brand;

•	Create Financial Flexibility;

•	Enhance our Current Business; and

•	Become an Important Player in E-Business.

For the reasons described further below, we believe that our Winning Culture, our Brand and our Flexible Business Model are assets that form a powerful competitive advantage that enable us to drive and lead through change as an organization.

Build a Winning Culture

By building a Winning Culture, we are transforming D&BTM into a company focused on winning in the marketplace and creating shareholder value.

We believe that superb leadership will enable our transformation by driving the results that will lead to the achievement of our aspiration. To build superb leadership, we have developed and deployed a consistent, principles-based leadership model throughout our Company.

Our leadership development process ensures that team member performance goals and financial rewards are linked to our Blueprint for Growth strategy. It also enables team members to receive ongoing feedback on their performance goals and on their leadership. All team members are expected to have personal leadership action plans that are focused on their own personal development, building on their leadership strengths and working on their areas of development.

We also have a talent assessment process that provides a framework to assess and improve skill levels and performance across the organization and acts as a tool to aid talent development and succession planning.

To measure our progress, we have an employee survey mechanism that enables team members worldwide to give feedback on our progress in building a Winning Culture.

We believe that our passion around improving our leadership daily to win in the marketplace is a competitive advantage that will help us achieve our aspiration.

Leverage our Brand

We believe that the D&B BrandTM stands for confidence: our customers rely on D&BTM when they make critical business decisions.

This confidence is the product of DUNSRightTM, our unique, proprietary quality process that powers all of our customer solution sets. Through our DUNSRightTM quality process, our customers have access to comprehensive business information that we constantly endeavor to make more accurate, complete, timely and consistent, globally. We believe that our quality process is the best in our industry.

The foundation of our DUNSRightTM quality process is Quality Assurance which includes over 2,000 separate automated and manual checks to ensure that data meets our high quality standards. In addition, five Quality Drivers work sequentially to enhance the data and make it useful to our customers in making critical business decisions. Each of these quality drivers is described below:

•	First, by leveraging our core competency in Global Data Collection, we bring together data from thousands of sources worldwide and enhance it into quality information to help our customers make profitable decisions. We have the world’s largest global business database, with over 92 million businesses in over 200 countries, including over 35 million business records in the United States. We update our database more than 1.5 million times a day. As a result, we provide our customers a one-stop shop for global business data from around the world.

•	We integrate the data into our database through our patented Entity Matching process, which produces a single, more accurate picture of each business. Entity Matching ensures that disparate data elements are associated with the right businesses in our database by doing such things as allowing and correcting for variations in spelling, format, trade names and addresses.

•	We apply our nine-digit global D-U-N-STM Number as a unique means of identifying and tracking a business globally through every step in the life and activity of the business. We use the D-U-N-STM Number to link headquarters, branches, parents and subsidiaries. In today’s global economy, the D-U-N-STM Number has become a standard for business identification and verification. The D-U-N-STM Number is exclusively ours and is never reassigned to another business. It follows a business through every phase of its life, including bankruptcy, and allows verification of information at every stage of the DUNSRightTM quality process.

•	We use the Corporate Linkage process to enable our customers to view their total risk or opportunity across related business entities. Linkage means we view each entity in relation to its corporate family, providing our customers with increased awareness of risk exposure, new opportunities to penetrate existing customers, and increased leverage with their suppliers.

•	Finally, our Predictive Indicators use statistical analysis to rate a business’s past performance and to indicate how the business is likely to perform in the future. As an example, Predictive Indicators are used to predict the likelihood of a company going out of business or not paying its bills. By providing Predictive Indicators, we make the information in our database even more actionable for our customers.

With the power of our DUNSRightTM quality process at its foundation, we believe the D&B BrandTM is another competitive advantage that will help us achieve our aspiration.

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

Through the structured process we call “Creating Financial Flexibility,” we continually and systematically seek ways to improve our performance in terms of quality and cost. Specifically, we seek to eliminate, standardize, consolidate, and automate our business functions, or migrate them to the Web. After we have realized internal efficiencies, we evaluate the possibility that others can provide improved quality and greater efficiencies through outsourcing.

As part of our Financial Flexibility Programs, we have:

•	eliminated non-core operations, such as our Receivable Management Services business, which we sold during 2001;

•	consolidated data collection telecenters;

•	automated and simplified data collection handled both internally and from third-party data sources; and

•	outsourced certain technology functions, including our data center operations and systems development, as well as certain portions of our data acquisition and delivery, customer service, and financial processes.

Since the launch of our Blueprint for Growth strategy, we have implemented several Financial Flexibility Programs. In each of these programs we identified ways to reduce our expense base, then reallocated some of the identified spending to other areas of our operations to improve revenue growth. With each program we have incurred a restructuring charge (which generally consists of employee severance and termination costs, asset write-offs, and/or costs to terminate lease obligations) and transition costs (which consist of other costs necessary to accomplish the process changes such as consulting fees, costs of temporary workers, relocation costs and stay bonuses).

The initial impact of each program on our expense base before any restructuring charges and transition costs and before any reallocation of spending, and the related restructuring charge and transition costs for each program, are as follows:

•	In 2000, we initially reduced our 2001 expense base by $130 million on an annualized basis before any reallocation of spending. Our actions resulted in a $41.5 million restructuring charge in 2000, of which $4.0 million was reversed in 2001 as excess. Our actions also resulted in $17.2 million of transition costs incurred primarily in 2001.

•	In 2001, we initially reduced our 2001 expense base by $70 million on an annualized basis before any reallocation of spending. Our actions resulted in a $32.8 million restructuring charge in 2001. Our actions also resulted in an aggregate of $30.6 million of transition costs primarily in 2001 and 2002.

•	In 2002, we initially reduced our expense base by $80 million on an annualized basis before any reallocation of spending. Our actions resulted in a $30.9 million restructuring charge in 2002 and in an aggregate of $27.4 million of transition costs in 2002 and 2003.

•	In 2003, we initially reduced our 2003 expense base by $75 million on an annualized basis before any reallocation of spending. Our actions resulted in an aggregate of $17.4 million of restructuring charges in 2003 and an aggregate of $9.3 million of transition costs in 2003 and 2004.

•	In 2004, we initially reduced our 2004 expense base by $80 million on an annualized basis before any reallocation of spending. Our actions resulted in an aggregate of $32.0 million of restructuring charges in 2004 and in $20.6 million of transition costs in 2004 (see Note 3 of our consolidated financial statements).

In our 2005 Financial Flexibility Program we anticipate incurring approximately $10 million of additional restructuring charges for severance and other termination costs and approximately $7 million of additional transition costs for the 2004 program actions, primarily due to our outsourcing initiative to International Business Machines Corporation announced in October 2004.

In February 2005, we announced plans to create additional Financial Flexibility through improving operating efficiency with a focus on evaluating opportunities in the International segment and leveraging current outsourcing partners and vendors to drive quality and cost efficiencies primarily in the area of technology. Once fully implemented, we expect these actions to reduce our expense base by $70 million to $80 million annually, before any restructuring charges and transition costs and before any reallocation of spending. To implement these measures related to our 2005 Financial Flexibility Program and complete our 2004 Financial Flexibility Program, we expect to incur transition costs of approximately $20 million to $22 million and incur restructuring charges of approximately $30 million to $35 million, of which $28 million to $32 million relate to employee terminations and $2 million to $3 million relate to leasehold terminations.

The decision about how much to reallocate to other areas of our operations to drive revenue growth is initially made as part of our annual business planning and budgeting process. We then revisit the allocation of our expenditures over the course of the year.

We believe the success of our flexible business model is illustrated by a comparison of our financial results from 2000 (the year our Blueprint for Growth strategy was launched) through 2004. Over the five-year period, we incurred restructuring charges totaling $150.6 million and transition costs totaling $105.1 million, averaging in total approximately $51 million per year. Even after incurring these charges and the loss of operating income associated with the sales of businesses, our operating income increased from $170.3 million in 2000 to $318.8 million in 2004, an increase of $148.5 million, or 87%. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for a more complete discussion of our financial results, including these restructuring charges.) In addition, the Financial Flexibility Program provided us with the funds to invest in our core business and make selective acquisitions. This allowed us to significantly increase our organic and core revenue over this period, with the result that our total revenue declined only slightly from $1,415.1 million in 2000 to $1,414.0 million in 2004, notwithstanding the loss of revenue associated with the sale of non-core businesses and the divestiture of businesses in furtherance of our international market leadership strategy. Further, since this process of continuous reengineering enables us to grow revenue at a faster rate than costs, our operating margin before non-core gains and charges improved from 17% in 2000 to 25% in 2004. On a GAAP basis, our operating margin was 12% in 2000 and 23% in 2004. See “How We Evaluate Our Performance” below.

In addition to margin improvement, our process of continuous reengineering has improved the capital efficiency of our business model. For example, by reducing infrastructure inefficiencies, fewer investments in capital and software are required to run the same operations. Leveraging partners in key markets, as we are doing internationally as described below (see “Business Segments — International” below), eliminates our capital requirements in partnership markets. Also, outsourcing investment-intensive activities allows us to reduce our future investments in capital and software. In 2000, investments in capital and software accounted for 5% of our total revenue. This was reduced to 2% of total revenue by 2004.

As a result of our ability to provide funds for activities that drive growth while at the same time improving our profitability, we believe our flexible business model is another competitive advantage.

Enhance Our Current Business and Become an Important Player in E-Business

We have four customer solution sets: Risk Management Solutions, Sales & Marketing Solutions, Supply Management Solutions, and E-Business Solutions. We believe each of our customer solution sets will contribute to our growth and enable us to achieve our aspiration.

•	Our Risk Management Solutions help customers mitigate credit risk, increase cash flow and drive increased profitability;

•	Our Sales & Marketing Solutions help customers increase revenue from new and existing customers;

•	Our Supply Management Solutions help customers identify purchasing savings, manage purchasing risk and improve compliance within the supply base; and

•	Our E-Business Solutions help customers convert prospects to clients faster.

Risk Management Solutions

Risk Management Solutions is our largest customer solution set, accounting for 62% of our total revenue in 2004. Within this customer solution set we offer traditional and value-added products. Our Traditional Risk Management Solutions, which consist of reports from our database used primarily for making decisions about new credit applications, constituted 82% of our Risk Management Solutions revenue and 51% of our total revenue in 2004. Our value-added products, which constituted 18% of our Risk Management Solutions revenue and 11% of our total revenue in 2004, generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion on trends in this solution set.

Our Risk Management Solutions help customers increase cash flow and profitability while mitigating credit risk by helping them answer questions such as:

•	Should I extend credit to this new customer?

•	What credit limit should I set?

•	Will this customer pay me on time?

•	What is my total credit risk exposure?

•	Should I change my credit policies?

•	How can I proactively manage my cash flow?

Sales & Marketing Solutions

Sales & Marketing Solutions is our second-largest customer solution set accounting for 26% of our total revenue in 2004. Within this customer solution set we offer traditional and value-added products. Our traditional products generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. These products constituted 47% of our Sales & Marketing Solutions revenue and 12% of our total revenue in 2004. Our value-added products generally include decision-making and customer information management solutions. These value-added products constituted 53% of our 2004 Sales & Marketing Solutions revenue and 14% of our total revenue in 2004. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion on trends in this solution set.

Our Sales & Marketing Solutions help customers increase revenue from new and existing customers by helping them answer questions such as:

•	Who are my best customers?

•	How can I find prospects that look like my best customers?

•	How can I exploit untapped opportunities with my existing customers?

•	How can I allocate sales force resources to revenue growth potential?

Supply Management Solutions

Supply Management Solutions has historically been a small part of our business, representing only 2% of our total revenue in 2004. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion on trends in this solution set.

Our Supply Management Solutions help our customers identify purchasing savings and manage purchasing risk and improve compliance within their supply base by helping them answer questions such as:

•	How much do I spend on purchasing?

•	How much business do I do with each supplier?

•	How can I minimize my purchasing costs?

•	How can I avoid supply chain disruption?

•	How can I know which suppliers are also customers?

•	How can I find suppliers to help achieve my corporate diversity objectives?

E-Business Solutions

E-Business Solutions represents the results of Hoover’s, Inc., a business we acquired in March 2003. It accounted for 4% of our total revenue in 2004.

Hoover’s provides information on public and private companies, primarily to senior executives and sales professionals worldwide. Hoover’s has a proprietary database of more than 40,000 companies worldwide and 600 global industries, an increase from approximately 18,000 companies and 300 industries when we acquired the business. The database includes industry and company briefs, information on competitors, corporate financials, executive contact information, current news and research and analysts reports. Hoover’s subscribers primarily access the data online via Hoover’s Online.

Our E-Business Solutions help customers convert prospects to clients faster by helping them answer questions such as:

•	How do I identify prospects and better prepare for sales calls?

•	What is the prospect’s business strategy and who are its major competitors?

•	How does the prospect compare to others in their industry?

•	Who are the key senior level decision makers?

•	How do I build a strong relationship with my customers?

•	How do I find new business opportunities and keep current on market trends and competitors?

We believe that we can deliver our revenue growth aspiration

As we look forward, we see three fundamental reasons to believe that we can continue to grow revenue.

First, we believe that the foundation we have built on our Winning Culture, our Brand and our Flexible Business Model will fuel our growth.

Second, we believe that the marketplace needs what we provide, and that the opportunity to provide more is profound. We believe that we fulfill fundamentally essential needs that are critical to the health of our customers’ businesses.

In addition to fulfilling essential needs for our customers, we believe a profound growth opportunity exists in the marketplace, because we believe that we can, over time, increase our penetration within existing customers and capture an increasing percentage of their spending against their own internal processes.

Finally, we believe that our unique competitive advantage in our DUNSRightTM quality process will enable us to meet more of our customers’ needs going forward as we provide them with the insightful information they need for their businesses. See “Trends, Risks and Uncertainties” below for risk factors associated with achieving our revenue growth aspiration.

Business Segments

We report our business globally through two business segments:

•	North America (which consists of our operations in the United States and Canada), and

•	International (which consists of our operations in Europe, Asia Pacific, and Latin America).

North America.    Our North America segment has offices and conducts operations in two countries. This segment accounted for 73% of our total revenue in 2004.

International.    The International segment has offices in 13 countries and 134 independent correspondents, and conducts operations through minority equity investments and strategic relationships with local players in more than 20 additional countries. The International segment accounted for 27% of our total revenue in 2004.

On January 1, 2005, we began managing our business in Canada in the International segment. We will report financial results in the new segment structure beginning with the results for the first quarter of 2005 and conform historical amounts to reflect the new segment structure.

As part of our ongoing effort to Enhance our Current Business, we are implementing a focused market leadership strategy for our International segment, through which we intend to establish a leading competitive position in every major market. We define a leading competitive position as one where we are, or we are partnered with:

•	a leading provider of Risk Management Solutions;

•	a leading provider of Sales & Marketing Solutions; and

•	have the potential to grow both.

We use different approaches to improve our competitive position from market to market worldwide. As part of this process, we evaluate our competitive position and potential in each country (or market) and determine whether we can best achieve our objectives through continued direct ownership of, and investment in, our local business, or by forming strategic relationships with local players.

Since the launch of the Blueprint for Growth strategy, we have entered into strategic International relationships with strong local players in the following countries (markets), which have strengthened our DUNSRightTM quality process and improved our competitive position in these markets:

•	In 2001 Japan, Australia, New Zealand, Malaysia and Thailand;

•	In 2002 Korea;

•	In 2003 Indonesia, Israel and the Nordic region (Sweden, Denmark, Norway and Finland); and

•	In 2004 India, Distribution Channels in Pakistan and the Middle East, Central Europe (Germany, Austria, Switzerland, Poland, Hungary and the Czech Republic), Iberia (Spain and Portugal) and France.

The success of our international market leadership strategy is illustrated by the growth in revenue and profitability of our ongoing businesses through 2004. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in this Form 10-K.

To assess this growth, we use a metric we call “core revenue,” which we define as “total revenue” less “divested business revenue.” (See also “How We Evaluate Our Performance” below.) With this metric, once a business is sold, its revenue is classified as divested business revenue in all periods, not just prospectively from the period of sale.

Our market leadership strategy has also benefited our profitability for two key reasons: first, because the businesses we divested were, in the aggregate, less profitable than our ongoing businesses, and second, because our strategy provides ongoing opportunities for reengineering.

Segment data and other information for the years ended December 31, 2004, 2003 and 2002 are included in Note 14 to our consolidated financial statements.

Each of our business segments is subject to a number of challenges, which are discussed in detail in the MD&A. One of these challenges includes a recent tax increase in Italy that is expected to significantly increase the cost of conducting our Italian real estate information business in 2005. A discussion of this legislation and our plan for addressing the cost increase, is found in the MD&A under the section captioned “Segment Results — International.”

How We Evaluate Our Performance

We use the following financial measures to evaluate our performance:

•	Total revenue excluding the revenue of divested businesses is referred to as “core revenue.” Core revenue includes the revenue from acquired businesses from the date of acquisition;

•	Core revenue growth, excluding the effects of foreign exchange, is referred to as “revenue growth before the effects of foreign exchange.” We also separately analyze core revenue growth before the effects of foreign exchange among two components, “organic core revenue growth” and “core revenue growth from acquisitions;”

•	Results (such as operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) excluding restructuring charges (whether recurring or non-recurring) and certain other items that we consider do not reflect our underlying business performance. We refer to these restructuring charges and other items as “non-core gains and (charges);” and

•	Net cash provided by operating activities minus capital expenditures and additions to computer software and other intangibles is referred to as “free cash flow.”

We believe “core revenue” is useful to management and investors because it provides an indication of the underlying direction of changes in revenue in a single performance measure without reported revenue of divested businesses which will not be included in future revenue. Management believes that this measure provides valuable insight into our revenue from ongoing operations and enables investors to evaluate business performance and trends by facilitating a comparison of results of ongoing operations with past reports of financial results. In addition, this measure is used by management to evaluate performance for compensation purposes.

We also isolate the effects of changes in foreign exchange rates on our revenue growth because, while we take steps to manage our exposure to foreign currency, we believe that it is useful to our investors to be able to compare revenue from one period to another both with and without the effects of foreign exchange.

We analyze “organic core revenue growth” and “core revenue growth from acquisitions” because management believes this information provides an important insight into the underlying health of our business.

We believe presenting results (such as operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) “before non-core gains and (charges)” (such as restructuring charges) is appropriate because they are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. These non-core gains and (charges) are identified in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” It should not be concluded from our presentation of non-core gains and charges that the items that result in non-core gains and (charges) will not occur in the future. Non-operating income or expenses and transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy), all of which are reported at the corporate level, are not included in our segment results.

“Free cash flow” measures our available cash flow for potential debt repayment, acquisitions, stock repurchases and additions to cash, cash equivalents and short term investments. We believe free cash flow to be relevant and useful to our investors, as this measure is used by our management in evaluating the funding available after supporting our ongoing business operations and our portfolio of product investments. Free cash flow should not be considered as a substitute measure of net cash flows provided by operating activities. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

We believe these measures are useful because they reflect how we manage our business. These adjustments to our results in accordance with GAAP are made with the intent of providing both management and investors a more complete understanding of the underlying operational results and trends and our marketplace performance. These adjustments to our GAAP results are among the primary indicators management uses as a basis for our planning and forecasting of future periods for evaluating the performance of the business, allocating resources and for compensation purposes. However, these measures are not prepared in accordance with GAAP and should not be considered in isolation or as a substitute for total revenue, operating income, diluted earnings per share or net cash provided by operating activities prepared in accordance with GAAP. We discuss our financial results prepared in accordance with GAAP and provide a reconciliation of our GAAP and non-GAAP results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, it should be noted that because not all companies calculate these financial measures similarly, or at all, the presentation of these measures is not likely to be comparable to measures of other companies.

Our Products and Services, Sales Force and Principal Customers

Our principal Risk Management Products are:

•	our Business Information Report, or BIR, and our Comprehensive Report;

•	our decisioning scores, which help assess the credit risk of a business by assigning a rating or score;

•	our Risk Assessment Manager, or RAMTM, and enterprise Risk Assessment Manager, or eRAMTM, which help our customers manage their credit portfolios;

•	our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit; and

•	e-Portfolio, a Web-enabled, real-time decisioning solution that helps customers minimize risk and maximize opportunity by automating their global risk policy.

Our principal Sales & Marketing Products are:

•	our Customer Information Management Solutions, which are a suite of products that cleanse, integrate and enrich customer information with our DUNSRightTM quality process. These products produce a comprehensive view of the customer that powers the Customer Relationship Management (“CRM”) system and business intelligence systems used by our customers to make sales and marketing decisions;

•	our Market SpectrumTM Web, which allows end-users easy access, through the Web, to a decision support application that provides an integrated view of customers and prospects. Market SpectrumTM Web is used to support accurate targeting and segmentation for marketing campaigns; and

•	our Direct Marketing Lists, which benefit from our DUNSRightTM quality process to deliver an accurate and comprehensive marketing campaign for our customers.

Our principal Supply Management Products are:

•	our Supply Data Services, which provide data content and professional services to remove duplicate records and file fragmentation as well as cleanse, enhance and enrich our customers’ supplier information;

•	our Supplier reports, particularly our Supplier Qualifier ReportTM, which enable our customers to understand risk in their supply base by providing an in-depth business profile on an individual supplier and help customers understand the nature and performance of a supplier’s business;

•	our Supply On-RampTM, which is a Web-based solution that allows customers to standardize their supplier registration and evaluation process by creating a single point of entry with consistent procedures; and

•	our Supply OptimizerTM , which is an analytical software tool that provides customers with a comprehensive view of their supplier relationships: who their suppliers are, how much they are spending by business unit and what categories of products and services are being bought.

Our principal E-Business Products are:

•	our Subscription products delivered online through Hoover’s Online (i.e., Lite, Pro, Pro Plus, Pro Premium) and via electronic data feeds;

•	our Advertising & e-marketing products through www.hoovers.com and www.hoovers.co.uk;

•	licensing of Hoover’s proprietary content to third-party content providers; and

•	the Hoover’s Handbook series.

We rely primarily on our sales force of approximately 1,600 team members worldwide to sell our products, of which approximately 1,200 and 400 are in our North America and International segments, respectively. Our sales force includes relationship managers and product specialists who sell to our higher-revenue customers, teams of telesales people who sell to our lower-revenue customers and a team that sells to resellers of our products and our data, such as Lexis-Nexis.

We deliver our solutions primarily through the Web and other electronic methods, including desktop and enterprise application software as well as through third-party resellers and enterprise software vendors.

Our principal customers are major manufacturers and wholesalers, insurance companies, telecommunication companies, banks and other credit and financial institutions. The principal customers for our E-business Solutions products are senior executives and sales professionals in enterprise businesses worldwide.

None of our customers accounted for more than 2% of our 2004 total revenue or of the revenue of our North America or International business segments. Accordingly, neither the Company nor any of our business segments is dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on our consolidated annual results or the annual results of any of our business segments.

Competition

We are subject to highly competitive conditions in all aspects of our business. A number of competitors are active in specific aspects of our business. However, we believe no competitor offers our complete line of solutions or can match our global data quality resulting from our DUNSRightTM quality process.

In North America, we are a market leader in our Risk Management Solutions business in terms of relative market share and revenue of third-party business credit information. We directly compete with a broad range of companies, including consumer credit companies such as Equifax, Inc. and Experian Information Solutions, Inc., which have traditionally primarily offered consumer information services, but now offer products that combine consumer information with business information as a tool to help customers make credit decisions with respect to small businesses. We also compete with our customers’ own internal business practices.

We also compete in North America with a broad range of companies offering products similar to our Sales & Marketing Solutions and Supply Management Solutions as well as our customers’ own purchasing departments. In our Sales & Marketing Solutions business, our direct competitors include companies such as Experian Information Solutions, Inc., and infoUSA, Inc. (“I-USA”). In our Supply Management Solutions business, we directly compete with specialty consulting firms, specialty data providers, specialty software companies, as well as large consulting firms.

In our E-Business Solutions, Hoover’s competition varies based on the size of customer and the level of spending available for services such as Hoover’s Online. On the high end of product pricing, Hoover’s Pro and Hoover’s Pro Plus and Hoover’s Pro Premium compete with other business information providers such as OneSource (recently acquired by I-USA). On the lower end of product pricing, Hoover’s Lite mainly competes with free advertising-supported sites and other free or low-priced information sources, such as Yahoo! Finance and CBS MarketWatch.

Outside North America, the competitive environment varies by country. In some countries, leadership positions exist, while other markets are more competitive. For example, in Europe, our direct competition is primarily local, such as Cerved in Italy and Experian in the UK. In addition, common links exist among some of these competitors through their membership in two European information network alliances, BIGNet (Experian) and Eurogate (Coface Scrl & Graydon), and we believe that competitors may be pursuing the establishment of their own pan-European network through direct investment, which could ultimately be positioned by them as an alternative to our pan-European network that we have established through the implementation of our International market leadership strategy. However, we believe we offer superior solutions when compared to these networks because of our competitive advantage — our DUNSRightTM quality process — which we deliver on a global basis. In addition, the European Sales & Marketing Solutions landscape is both localized and fragmented throughout Europe, where numerous local players of varying size compete for business.

We also face competition from the in-house operations of the businesses we seek as customers, other general and specialized credit reporting and business information services, other information and professional service providers, and credit insurers. For example, in certain International markets, such as Europe, some credit insurers have identified the provision of credit information as an additional revenue stream. In addition, business information products and services are becoming more readily available, principally due to the expansion of the Internet, greater availability of public data and the emergence of new providers of business information products and services.

As discussed in “Our Aspiration and Our Strategy” above, we believe that our Winning Culture, our Brand, and our Flexible Business Model form a powerful, competitive advantage.

Our ability to continue to compete effectively will be based on a number of factors, including:

•	our ability to communicate and demonstrate to our customers the value of our proprietary DUNSRightTM quality process and, as a result, improve customer satisfaction;

•	our ability to attract local customers to the worldwide information services offered by our unique database;

•	our ability to demonstrate value through our decision-making tools and integration capabilities;

•	the reliability and quality of our information;

•	our brand perception;

•	our ability to continue to implement the Financial Flexibility component of our strategy and effectively reallocate our spending to activities that drive revenue growth;

•	our ability to deliver business information through various media and distribution channels in formats tailored to customer requirements;

•	our ability to attract and retain a high-performing workforce;

•	our ability to enhance our existing services or introduce new services; and

•	our ability to improve our International business model and data quality through the successful management of strategic relationships in our International segment.

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

Employees

As of December 31, 2004, we employed approximately 4,700 team members worldwide, of which approximately 3,300 were in our North America segment and Corporate and approximately 1,400 were in our International segment. We believe that we have good relations with our employees. There are no unions in our North America segment. Workers Councils and Trade Unions represent a portion of our employees in the European and Latin American operations of our International segment.

Available Information

The Company is required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Investors may read and copy any document that the Company files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access the Company’s SEC filings.

The Company makes available free of charge on or through its website (www.dnb.com) its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes the material to, the SEC. The information on the Company’s website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings the Company makes with the SEC.

Organizational Background of Our Company

As used in this report, except where the context indicates otherwise, the terms “D&B,” “Company,” “we,” “us,” or “our” refer to The Dun & Bradstreet Corporation and its subsidiaries.

For more information on the history of D&B, including the various spin-offs leading to the formation of D&B and its becoming a public company in September 2000, see “Item 3. Legal Proceedings.”

Item 2.    Properties

Our executive offices are located at 103 JFK Parkway, Short Hills, New Jersey, in a 123,000-square-foot property that we lease. This property also serves as the executive offices of our North America segment.

Our other properties are geographically distributed to meet sales and operating requirements worldwide. We generally consider these properties to be both suitable and adequate to meet current operating requirements, and most of the space is being utilized. The most important of these other properties include the following sites:

•	a 306,162-square-foot leased space in Bethlehem, Pennsylvania, which houses various sales, finance and data acquisition personnel (approximately one-third of this space is subleased to a third party);

•	a 147,000-square-foot office building that we own in Parsippany, New Jersey, housing personnel from our U.S. sales, marketing and technology groups;

•	a 78,000-square-foot office building that is leased in Austin, Texas, which houses a majority of Hoover’s employees; and

•	76,000-square-feet of leased space in High Wycombe, England, which houses operational and technology services for Europe and serves as the executive offices for our European operations.

In addition to the above locations, we also conduct operations from 42 other offices located throughout the U.S., 41 of which are leased, and 37 non-U.S. office locations, 36 of which are leased.

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

In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin-off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin-off by D&B1 of its stock in ACNielsen and Cognizant. In June 1998, D&B1 separated through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/D&B1”), spun off its stock in a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin-off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Form 10-K as “Moody’s/D&B2”), spun off its stock in a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Form 10-K as “D&B”) (the “2000 Distribution”).

Tax Matters

Moody’s/D&B2 and its predecessors entered into global tax-planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. As further described below, we have contractual obligations to be financially responsible for a portion of certain liabilities arising from three of these historical tax-planning initiatives (“Legacy Tax Matters”). The status of these Legacy Tax Matters is summarized below, including our settlement of the matter referred to as “Utilization of Capital Losses—1989–1990” (“Capital Losses Matter”) during the fourth quarter of 2004.

Pursuant to a series of tax sharing agreements (the “Tax Sharing Agreements”), IMS and NMR are jointly and severally liable for and must pay one-half, and we and Moody’s/D&B2 are jointly and severally liable for and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from the Legacy Tax Matters (other than the matter summarized under “Amortization and Royalty Expense Deductions/Royalty Income 1997–2004,” for which we and Moody’s/D&B2 are solely responsible). Moody’s/D&B2 was contractually obligated to pay, and did pay, that $137 million in connection with the Capital Losses Matter.

As further described below, we currently believe that we have adequate reserves for these matters and, as a result, the ultimate resolution of these Legacy Tax Matters is not expected to have a material impact on our earnings.

Utilization of Capital Losses — 1989-1990

The IRS completed its review of the utilization of certain capital losses generated during 1989 and 1990 and, on June 26, 2000, issued a formal notice of adjustment. On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Moody’s/D&B2 paid the IRS approximately $349.3 million of this amount on May 12, 2000, and IMS paid the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Donnelley/D&B1, the taxpayer of record, filed a complaint for a refund in the U.S. District Court on September 21, 2000.

During the fourth quarter of 2004, the taxpayer entered into a settlement agreement with the IRS resolving this matter. We expect the net impact of the settlement to our cash flow in 2005 will be approximately $17.0 million (tax, interest, and penalties, net of tax benefits and inclusive of amounts in dispute with IMS and NMR as described below), in line with our expectations. This amount will be payable to the IRS following our receipt of the related bills for the settlement. The IRS has issued to the taxpayer of record a bill with respect to tax year 1990 for $11.6 million which was paid in full by February 24, 2005 by the companies noted above. Of this amount, we paid $2.9 million. We expect the IRS to issue the bill or bills for the balance of the settlement during the first half of 2005, based on representations from the IRS.

As stated above, the Tax Sharing Agreements provide that IMS and NMR are jointly and severally liable and must pay one half, and we and Moody’s/D&B2 are jointly and severally liable and must pay the other half, of tax liabilities relating to this matter. IMS and NMR have indicated to us their belief that they are not responsible for certain portions of the remaining settlement payment. Given our indemnification obligations to Donnelley/D&B1 (the taxpayer of record) we and Moody’s/D&B2 are required to pay to the IRS on behalf of Donnelley/D&B1 any portion of the settlement amount not paid by IMS and NMR. Based on our discussions with IMS and NMR, we believe that this dispute with IMS and NMR will require that we pay the IRS approximately $4.5 million (tax and interest, net of tax benefits) in excess of our allocable share of the settlement under the terms of the Tax Sharing Agreements. We believe that the position of IMS and NMR on this issue is contrary to their obligations under the Tax Sharing Agreements. If we are unable to resolve this dispute with IMS and NMR through the negotiation process contemplated by the Tax Sharing Agreements we will commence arbitration proceedings to enforce our rights to collect these amounts from IMS and NMR. While we believe we will prevail in any such arbitration, we cannot predict with certainty that we will ultimately achieve this result.

Royalty Expense Deductions — 1993-1997

In the second quarter of 2003, we received on behalf of Donnelley/D&B1 a proposed notice of deficiency from the IRS proposing adjustments with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by Donnelley/D&Bl on its 1993-1996 tax returns. We estimate that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to us of up to $5.0 million in pending tax refunds. We also estimate that the net impact to D&B’s cash flow with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to $46.2 million (tax, interest and penalties, net of tax benefits).

In addition, and also in the second quarter of 2003, we received on behalf of the partnership associated with the above transaction a notice of proposed adjustment from the IRS challenging the tax treatment of certain royalty payments received by the partnership in which Donnelley/D&B1 was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to Donnelley/D&B1. In January 2004, we received, on behalf of the partnership, a notice of proposed partnership adjustment, and on behalf of Donnelley/D&B1 a notice of proposed adjustment (similar to those received in the second quarter of 2003) associated with Donnelley/D&Bl’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. In April 2004, we received, on behalf of Donnelley/D&B1, a proposed notice of deficiency proposing the adjustments described in the January 2004 notice. We estimate that the net impact to cash flow with respect to our share of this income for the Notices received in 2003 and 2004 could be up to $22.8 million (tax, interest, and penalties, net of tax benefits). We believe that the position of the IRS regarding the partnership is inconsistent with its position with respect to the same royalty expense deductions described above and, therefore, the IRS is unlikely to prevail on both positions. The $22.8 million referenced in this paragraph would be in addition to the $46.2 million noted above related to royalty expense deductions discussed in the previous paragraph.

We previously reported in our Form 10-Q for the quarter ended June 30, 2004, that we had negotiated with the IRS a tentative settlement of this matter for tax years 1995–1996 (the “Proposed Settlement”). Per the terms of the Proposed Settlement, the taxpayer would retain approximately 15% of the tax benefit associated with this transaction and pay a penalty of approximately 7%. During the third quarter of 2004, the IRS tendered to us a final settlement agreement for this matter, reflecting the financial terms set forth in the related Proposed Settlement. In accordance with the Tax Sharing Agreements we sought consent to execute the final settlement agreement for this matter from the relevant parties having financial responsibilities under the Tax Sharing Agreements (i.e., Donnelley/D&B1, Moody’s/D&B2, IMS, NMR and D&B). Only NMR and IMS did not consent to the final settlement agreement as tendered by the IRS. As a result, the settlement agreement was not executed and the IRS withdrew its settlement offer.

The Tax Sharing Agreements, which govern each of the parties’ rights and obligations under this situation, provide that, a party withholding consent to a proposed settlement shall “continue or initiate further proceedings” with the IRS “at its own expense, and the liability of [the party previously in control of such proceedings] shall be limited to the liability that would have resulted from the proposed settlement agreement (including interest, additions to tax and penalties which have accrued at that time.)” We believe, therefore, as a result of the failure of NMR and IMS to provide their consent that in accordance with the foregoing provisions (the “Royalty Expense Indemnity & Defense Provisions”) we have effectively capped our liability for this matter with respect to tax years 1995–1996 at the amounts provided in the Royalty Expense Proposed Settlement (and related final agreement).

Thus, we believe that the ultimate resolution of the 1995–1996 tax years will have a projected net impact to our cash flow of $37.7 million (tax, interest and penalties, net of tax benefits). We also believe that in accordance with the terms of the Tax Sharing Agreements NMR would be contractually responsible to pay any excess amounts above the Proposed Settlement that may ultimately be owing with respect to tax years 1995–1996.

IMS has alleged various breaches of our obligations under the Tax Sharing Agreements related to our management and attempted settlement of this matter. In addition to “reserving its rights” against D&B, IMS has urged NMR to:

•	challenge our application of the Royalty Expense Indemnity & Defense Provisions of the Tax Sharing Agreements (namely, that NMR must now lead the defense and that NMR and IMS indemnify us for any financial outcome that is less advantageous to us than the final settlement); and

•	assert breaches of contract and to terminate the obligations of IMS and NMR under the Tax Sharing Agreements generally.

We believe that neither NMR nor IMS have any right or the legal basis to terminate their obligations under the Tax Sharing Agreements and that any attempt to do so will be found to be without merit.

We anticipate commencing arbitration proceedings to enforce our rights under the Royalty Expense Indemnity & Defense Provisions should the negotiation process required by the Tax Sharing Agreements fail to resolve the parties’ dispute. While we believe that we should prevail in such arbitration, and thereby effectively cap our exposure with respect to tax years 1995–1996 at the levels described above, we cannot predict with certainty that we will ultimately achieve that outcome.

As noted above, the IRS has withdrawn its settlement offer with respect to tax years 1995–1996 and, accordingly, may issue notices preliminary to making assessments at any time. If we, on behalf of Donnelley/D&B1 and Moody’s/D&B2, were to challenge at any time, any of the IRS positions for years other than 1993 and 1994 described above in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case. It is possible that the IRS may seek to issue such notices with respect to each of the inconsistent positions noted above.

Amortization and Royalty Expense Deductions/Royalty Income — 1997-2004

In the fourth quarter of 2003, we received on behalf of Donnelley/D&B1 and Moody’s/D&B2, IRS Notices of Proposed Adjustment with respect to a partnership transaction entered into in 1997. In addition, we received, on behalf of the partnership, various IRS materials further explaining the examining agent’s position with respect to the activities of the partnership in 1997–1998.

In April 2004, we received on behalf of Donnelley/D&B1 and Moody’s/D&B2 proposed notices of deficiency from the IRS, proposing adjustments with respect to the 1997 partnership transaction. The adjustments proposed in the notices reflect the notices of proposed adjustment and other IRS materials referred to above.

Specifically, the IRS asserted that certain amortization expense deductions claimed by Donnelley/D&Bl and Moody’s/D&B2 on their 1997–1998 tax returns should be disallowed. We estimate that the net impact to cash flow as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $59.9 million (tax, interest and penalties, net of tax benefits but not taking into account the Moody’s/D&B2 repayment to us of $37.2 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted. At the 2000 Distribution date, we paid Moody’s/D&B2 approximately $55 million in cash representing the discounted value of future tax benefits associated with this transaction. However, pursuant to the terms of the distribution agreement for the 2000 Distribution, should the transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. If the transaction was terminated at December 31, 2004, the amount of such repayment from Moody’s/D&B2 to us would be approximately $37.2 million and would decrease by approximately $4.0 million to $5.0 million per year.

In addition, the IRS has asserted that royalty expense deductions, claimed by Donnelley/D&B1 and Moody’s/D&B2 on their tax returns for 1997–1998, for royalties paid to the partnership, should be disallowed. Relatedly, the IRS has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by Donnelley/D&Bl and Moody’s/D&B2, including the portions of the royalties that were allocated to third-party partners in the partnership, and, thus, included in their taxable income. We believe that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent. If the IRS prevails on one of the positions with respect to the royalty expense and royalty income, we believe that it is unlikely that it will prevail on the other position. As a result, we believe that after taking into account certain other tax benefits resulting from the IRS’ position on the partnership it is unlikely that there will be any net impact to cash flow in addition to the amounts noted above related to the amortization expense deduction.

In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense/income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997–1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $140.7 million (tax, interest, and penalties, net of tax benefits). This $140.7 million would be in addition to the $59.9 million noted above related to the amortization expense deduction.

We have filed protests relating to this matter with the IRS Office of Appeals. During the third quarter of 2004, we were informed by the IRS Office of Appeals that this matter was being returned to the Examination Division of the IRS for further development of the issues. We are attempting to resolve this matter with the IRS before proceeding to litigation, if necessary. If we, on behalf of Donnelley/D&B1 and Moody’s/D&B2, were to challenge, at any time, any of these IRS positions for years 1997 and 1998 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case. It is possible that the IRS may seek to issue such notices with respect to each of the inconsistent positions noted above.

We have considered the foregoing Legacy Tax Matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. We have net $108 million recorded in the consolidated financial statements, made up of the following components: $17 million of reserves in Accrued Income Tax and $91 million in Other Non-Current Liabilities. We believe that these reserves are adequate for our share of the liabilities in these Legacy Tax Matters. Any payments that would be made for these exposures could be significant to our cash from operations in the period a cash payment took place, including any payments for the purpose of obtaining jurisdiction in U.S. District Court or the U.S. Court of Federal Claims to challenge any of the IRS’s positions.

Legal Proceedings

Information Resources, Inc.

Introduction

The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company (“VNU”), and its U.S. subsidiaries VNU, Inc., ACNielsen, AC Nielsen (US), Inc. (“ACN (US)”), and Nielsen Media Research (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, D&B does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. In the event of such default, contractual commitments undertaken by D&B in connection with various corporate reorganizations since 1996, including our spin-off from Moody’s/D&B2 in 2000, require us to bear a portion of any amount not paid by the VNU Parties. See below “D&B’s Potential Exposure in the Lawsuit.” Moreover, as described below, on February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims. IRI filed a notice of appeal to the Second Circuit Court of Appeals on February 2, 2005. The Court of Appeals for the Second Circuit has ordered that the appeal be argued no earlier than the week of June 13, 2005. For a description of the terms “Donnelly/D&B1,” “Moody’s/D&B2” and “Moody’s” and the relationship between Donnelly/D&B1, Moody’s, Moody’s/D&B2 and D&B, see Note 13 to our consolidated financial statements.

Overview of the Lawsuit

In July 1996, IRI filed a complaint, subsequently amended in 1997, in the U.S. District Court for the Southern District of New York, naming as defendants a company then known as The Dun & Bradstreet Corporation and now known as R.H. Donnelley (referred to in this Form 10-K as Donnelley/D&B1), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley/D&B1.

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

IRI is seeking damages in excess of $650 million, which IRI also asked to be trebled. IRI has filed with the court the report of its expert who has opined that IRI suffered damages of between $582 million and $652 million from the defendants’ alleged practices. IRI also sought punitive damages in an unspecified amount, which the Company believes are precluded as a result of the dismissal of one of IRI’s claims.

On December 3, 2004, the Court entered In limine Order No. 1, which bars IRI from “arguing that Nielsen’s pricing practices or discounts were illegal or anti-competitive unless it can prove they involved prices below short-run average variable cost, calculated without the inclusion of Nielsen’s ‘Fixed Operations’ costs.” On December 17, 2004, IRI issued a press release, which said, in relevant part, “Without this evidence, IRI believes that little would be left of IRI’s case to take to trial.” IRI has asked the Court to enter a final judgment against it so that it can take an immediate appeal to the Second Circuit. Defendants did not object to this request. On February 1, 2005, the Court entered a final judgment dismissing IRI’s claims and on February 2, 2005, the Court entered IRI’s notice of appeal to the Court of Appeals for the Second Circuit. The Court of Appeals for the Second Circuit has ordered that the appeal be argued no earlier than the week of June 13, 2005.

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

VNU’s and D&B’s Involvement in the Lawsuit

In 2001, ACNielsen was acquired by VNU. VNU assumed ACNielsen’s obligations under the Original JDA.

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

Pursuant to the Amended JDA, any and all IRI Liabilities incurred by Donnelley/D&B1, D&B, Moody’s/D&B2 or IMS relating to a judgment (even if not final) or any settlement being entered into in the IRI action will be jointly and severally assumed and fully discharged exclusively by the VNU Parties. Under the Amended JDA, the VNU Parties have agreed to, jointly and severally, indemnify Donnelley/D&B1, D&B, Moody’s/D&B2 and IMS from and against all IRI Liabilities to which they become subject. As a result, the cap on ACNielsen’s liability for the IRI Liabilities, which the Original JDA provided for, no longer exists and all such liabilities are the responsibility of the VNU Parties pursuant to the Amended JDA.

In addition, the Amended JDA provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then the VNU Parties shall obtain the bond required for the appeal and shall pay the full cost of such bond.

In connection with entering into the Amended JDA, Donnelley/D&B1, D&B, Moody’s/D&B2 and IMS agreed to amend certain covenants of the Original JDA to provide operational flexibility for ACNielsen going forward. In addition, the Amended JDA includes certain amendments to the covenants of ACNielsen (which, under the Amended JDA, are now also applicable to ACN (US), which we understand holds ACNielsen’s operating assets), which are designed to preserve such parties’ claim-paying ability and protect Donnelley/D&B1, D&B, Moody’s/D&B2 and IMS. Among other covenants, ACNielsen and ACN (US) agreed that neither they nor any of their respective subsidiaries will incur any indebtedness to any affiliated person, except indebtedness which its payment will, after a payment obligation under the Amended JDA comes due, be conditioned on, and subordinated to, the payment and performance of the obligations of such parties under the Amended JDA. VNU has agreed to have a process agent in New York receive on its behalf service of any process concerning the Amended JDA.

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

While, as described above, the IRI lawsuit has been dismissed, IRI has filed an appeal. Accordingly, we are unable to predict the outcome of the IRI action (including the appeal) or the financial condition of any of the VNU Parties or the other defendants at the time of any such outcome (and hence we cannot estimate their ability to pay the IRI Liabilities pursuant to the Amended JDA or the judgment or settlement in the IRI action). However, provided that the VNU Parties fulfill their obligations under the Amended JDA, we believe that the resolution of this matter would not materially affect our results of operations, cash flows and financial position. Accordingly, no amount in respect of this matter has been accrued in our consolidated financial statements. If, however, IRI were to prevail in whole or in part in this action and if D&B is required to pay, notwithstanding such contractual obligations, a portion of any significant settlement or judgment, the outcome of this matter could have a material adverse effect on D&B’s financial position, results of operations and cash flows.

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

A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934, as amended, against Hoover’s and Individual Defendants. Plaintiffs allege that the underwriter defendant agreed to allocate stock in Hoover’s IPO to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices above the IPO price. Plaintiffs allege that the Prospectus for Hoover’s IPO was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. On July 15, 2002, Hoover’s moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Hoover’s. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the case involving Hoover’s.

Hoover’s has approved a settlement agreement and related agreements that set forth the terms of a settlement between Hoover’s, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Hoover’s and the individual defendants for the conduct alleged in the action to be wrongful. Hoover’s would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Hoover’s may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Hoover’s to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Hoover’s currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Hoover’s is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Hoover’s. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Hoover’s insurance carriers should arise, Hoover’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement that provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. There is a conference scheduled with the judge on March 18, 2005 to discuss the status of the revised settlement agreement. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the court’s opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreement.

As previously noted, if the settlement is ultimately approved and implemented in its current form, Hoover’s reasonably foreseeable exposure in this matter, if any, would be limited to amounts that would be covered by existing insurance. If the settlement is not approved in its current form, we cannot predict the final outcome of this matter or whether such outcome or ultimate resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.

Pension Plan Litigation

In March 2003, a lawsuit seeking class action status was filed against us in federal court in Connecticut on behalf of 46 specified former employees relating to our retirement plans. As noted below, during the fourth quarter of 2004 most of the counts in the complaint were dismissed. The complaint, as amended in July 2003 (the “Amended Complaint”), sets forth the following putative class:

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

There are four counts in the Amended Complaint. Count 1 claims that we violated ERISA by not paying severance benefits to plaintiffs under our Career Transition Plan. Count 2 claims a violation of ERISA in that our sale of the RMS business to RMSC and the resulting termination of our employees constituted a prohibited discharge of the plaintiffs and/or discrimination against the plaintiffs for the “intentional purpose of interfering with their employment and/or attainment of employee benefit rights which they might otherwise have attained.” Count 3 claims that the plaintiffs were materially harmed by our alleged violation of ERISA’s requirements that a summary plan description reasonably apprise participants and beneficiaries of their rights and obligations under the plans and that, therefore, undisclosed plan provisions (in this case, the actuarial deduction beneficiaries incur when they leave D&B before age 55 and elect to retire early) cannot be enforced against them. Count 4 claims that the 6-3/5% interest rate (the rate is actually 6-3/4%) used to actuarially reduce early retirement benefits is unreasonable and, therefore, results in a prohibited forfeiture of benefits under ERISA.

In the Amended Complaint, the plaintiffs sought payment of severance benefits; equitable relief in the form of either reinstatement of employment with D&B or restoration of employee benefits (including stock options); invalidation of the actuarial reductions applied to deferred vested early retirement benefits, including invalidation of the plan rate of 6-3/5% (the actual rate is 6-3/4%) used to actuarially reduce former employees’ early retirement benefits; attorneys’ fees and such other relief as the court may deem just.

We deny all allegations of wrongdoing and are aggressively defending the case. In September 2003, we filed a motion to dismiss Counts 1, 3 and 4 of the Amended Complaint on the ground that plaintiffs cannot prevail on those claims under any set of facts, and in February 2004, the Court heard oral argument on our motion. With respect to Count 4, the Court requested that the parties conduct limited expert discovery and submit further briefing. In November 2004, after completion of expert discovery on Count 4, we moved for summary judgment on Count 4 on the ground that an interest rate of 6.75% is reasonable as a matter of law. Briefing on that motion is being completed. Meanwhile, on November 30, 2004 the Court issued a ruling granting our motion to dismiss Counts 1 and 3. Shortly after that ruling, plaintiffs’ counsel stipulated to dismiss Count 2 (which challenged the sale of the RMS business as an intentional interference with employee benefit rights, but which the motion to dismiss did not address). Plaintiffs’ counsel also stipulated to a dismissal of Count 1, the severance pay claim, agreeing to forego any appeal of the Court’s dismissal of that claim. Plaintiffs’ counsel did file a motion to join party plaintiffs and to amend the amended complaint to add a new count challenging the adequacy of the retirement plan’s mortality tables. The court granted the motion and we have filed our objections.

We are unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of this matter has been accrued in our consolidated financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Our officers are elected by our Board of Directors to hold office until their respective successors are chosen and qualified. We have provided information below about our executive officers and their ages as of March 9, 2005.

Name	Title	Age
Allan Z. Loren	Chairman of the Board	66
Steven W. Alesio	Chief Executive Officer and President	50
James P. Burke	Leader — U.S. Risk Management Solutions	39
David T. Clarke	Leader — U.S. Sales & Marketing Solutions	45
Patricia A. Clifford	Leader — Human Resources, Winning Culture and Team Member Communications	40
Charles E. Gottdiener	Leader — Strategy and Business Development	40
Cynthia B. Hamburger	Leader — U.S. DUNSRightTM Operations	45
Lawrence M. Kutscher	Leader — Small & Mid-Size Business Solutions	40
David J. Lewinter	General Counsel and Corporate Secretary	43
Sara Mathew	Chief Financial Officer and Leader — Strategy	49
Gary S. Michel	Leader — Reengineering	41
Gregory E. Nordal	Leader — International	49
Michael Pepe	Leader — U.S. Customers	50
Vicki P. Raeburn	Leader — Global DUNSRightTM Strategy	58
Mary Jane Raymond	Corporate Controller	44
David M. Slade	Interim Chief Information Officer	41
Frederick A. Teague	Leader — U.S. Supply Management Solutions	42

Mr. Loren has served as chairman of the board of D&B since October 2000, and as a director since May 2000. As previously announced by the Company, Mr. Loren is expected to remain as Chairman of the Board through May 30, 2005, at which time he will retire from the Company and its Board of Directors. Mr. Loren also served as chief executive officer of D&B from October 2000 through December 2004, and as president of D&B from October 2000 to April 2002. Before our separation from Moody’s, Mr. Loren served as chairman and chief executive officer of the Dun & Bradstreet operating company from May 2000 to September 2000. Before joining D&B, Mr. Loren served as executive vice president and chief information officer of the American Express Company from May 1994 to May 2000, and was also a member of that company’s Planning and Policy Committee.

Mr. Alesio was named chief executive officer of D&B in January 2005, and was elected as president and elected to D&B’s board of directors in May 2002. Prior to that, he served as chief operating officer from May 2002 to December 2004. Mr. Alesio also previously served as D&B’s senior vice president of global marketing, strategy implementation, E-Business Solutions and Asia-Pacific/Latin America from July 2001 to

April 2002, with additional leadership responsibility for data and operations from February 2001 to April 2002, and as senior vice president of marketing, technology, communications and strategy implementation from January 2001 to June 2001. Before joining D&B, Mr. Alesio was with the American Express Company for 19 years, most recently serving as president and general manager of the business services group and as a member of that company’s Planning and Policy Committee, a position he held from January 1996 to December 2000.

Mr. Burke has served as leader, U.S. Risk Management Solutions of D&B since November 2004, a role which he fulfilled on an interim basis since July 2004, in addition to serving as vice president, RMS products and marketing from April 2004 to October 2004. Mr. Burke previously served as vice president, RMS traditional products from March 2003 to March 2004, and as vice president, small business solutions from December 2001 to February 2003. Prior to joining D&B, Mr. Burke was the chief development officer with Prudential’s e-business group from March 2000 to July 2001 and head of internet marketing at First USA Bank from September 1997 to February 2000.

Mr. Clarke has served as leader, U.S. Sales & Marketing Solutions of D&B since August 2003. He previously served as vice president of data & operations — North America from November 2002 to July 2003. Prior to that, Mr. Clarke served as vice president of technology — Global Product Development from May 2002 to October 2002, vice president of technology — North America from October 2000 to April 2002, vice president of technology — strategy, architecture and planning from November 1999 to September 2000, and vice president of technology — information services from February 1999 to October 1999.

Ms. Clifford has served as leader, human resources and winning culture of D&B since June 2002, and assumed additional leadership responsibility for team member communications in October 2004. She previously served as executive assistant to the chairman and chief executive officer and winning culture champion from April 2000 to May 2002, and as assistant corporate secretary from October 1996 to March 2001.

Mr. Gottdiener has served as leader, strategy and business development of D&B since September 2002. Prior to joining D&B, Mr. Gottdiener was a vice president with Cap Gemini Ernst & Young from January 2001 to August 2002. From October 1999 until January 2001, he was employed with Stockback LLC, first as executive vice president of business development and marketing and then as chief operating officer and chief financial officer. Prior to that, Mr. Gottdiener was a partner in the strategic advisory services group at Ernst & Young LLP from June 1996 to October 1999.

Ms. Hamburger has served as leader, U.S. DUNSRightTM operations of D&B since January 2005. She previously served as senior vice president — customer operations since March 2004 and senior vice president — chief technology officer from March 2001 to February 2004, while simultaneously having additional leadership responsibility for U.S. Supply Management Solutions from July 2003 to February 2004. Before joining D&B, Ms. Hamburger was a partner at Computer Sciences Corporation from August 1998 to February 2001.

Mr. Kutscher has served as leader, small & mid-size business solutions of D&B since January 2005, with additional leadership responsibility for U.S. Supply Management Solutions since March 2004. He previously served as vice president — E-Business Solutions from July 2001 to December 2004. Before joining D&B, Mr. Kutscher served as managing director and head of marketing and sales — wealth management at Goldman Sachs & Company from January 2000 to July 2001. Previously, Mr. Kutscher spent most of his career with the American Express Company, serving as senior vice president of interactive enterprise development from July 1999 to January 2000.

Mr. Lewinter has served as general counsel and corporate secretary of D&B since May 2002. He previously served as vice president and leader — European legal affairs from September 2001 to April 2002. Prior to that, Mr. Lewinter served as a vice president of D&B’s domestic legal department from April 2000 to August 2001 and as corporate secretary from November 1999 to August 2001. Prior to joining D&B, Mr. Lewinter served as assistant general counsel and assistant corporate secretary for Altria Group Inc. (f.k.a. Philip Morris Companies Inc.) from November 1995 to October 1999.

Ms. Mathew has served as chief financial officer of D&B since August 2001, with additional leadership responsibility for strategy since January 2005. Before joining D&B, she served in various positions at Procter

& Gamble, including vice president of finance for the ASEAN region from August 2000 to July 2001, comptroller and chief financial officer of the global baby care business unit from July 1998 to July 2000, and various other positions prior to that.

Mr. Michel has served as leader, reengineering of D&B since March 2004. He previously served as chief financial officer and vice president — strategy of Europe from July 2002 to February 2004. Prior to that, Mr. Michel served as vice president — corporate strategy from November 2000 to June 2002. Mr. Michel was chief financial officer of North America from January 2000 to October 2000 and vice president — finance of global technology from January 1999 to December 1999.

Mr. Nordal has served as leader, international of D&B since January 2005. He previously served as senior vice president of Europe from July 2003 to December 2004, and as interim general manager of Europe and market leader for the United Kingdom from January 2003 to June 2003. Previously, Mr. Nordal served as president and chief operating officer for Canada from July 1997 until December 2002.

Mr. Pepe has served as leader, U.S. customers of D&B since January 2005. He previously served as senior vice president — U.S. sales from March 2004 to December 2004. Before joining D&B, he held numerous leadership positions with Time Warner Inc., the most recent of which was the president and chief executive officer of Time Inc. International from March 2000 to April 2003. Prior to this position, he was president and chief operating officer of Time Warner Digital Media from December 1999 to February 2000 and then president of Business Information Group, Time Inc. from September 1993 to December 1999.

Ms. Raeburn has served as leader, global DUNSRightTM strategy of D&B since January 2005, and continues as chief quality officer, a position to which she was appointed in March 2004. She previously served as senior vice president — DUNSRightTM from March 2004 to December 2004, and as senior vice president — data and operations from May 2002 to February 2004. Before joining D&B, she was a partner at AHR, LLC, from November 2001 to April 2002. Previously, Ms. Raeburn was president of Mergent, Inc., from July 1998 to August 2001.

Ms. Raymond has served as corporate controller of D&B since April 2002. Before joining D&B, Ms. Raymond held positions with Lucent Technologies, the most recent of which was merger integration vice president from July 1998 to March 2002.

Mr. Slade has served as interim chief information officer of D&B since January 2005, in addition to serving as leader, global information security since September 2004. Prior to joining D&B, Mr. Slade was senior director of global IT security & systems at Honeywell International from November 2001 to September 2004, and prior to that he served as director of corporate computer and network security at Lucent Technologies from May 1995 to November 2001.

Mr. Teague has served as leader, U.S. Supply Management Solutions of D&B since June 2004. Prior to joining D&B, Mr. Teague was chief executive officer of Questrix from January 2002 to May 2003, chief marketing officer of OpenWebs Corporation from March 2000 to December 2001 and a partner with McKinsey & Company from September 1992 until February 2000.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 3,817 shareholders of record at December 31, 2004.

The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown.

	2004		2003
	High	Low	High	Low
First Quarter	$57.01	$47.85	$38.98	$32.31
Second Quarter	$56.19	$50.97	$41.80	$34.00
Third Quarter	$59.50	$51.45	$43.40	$39.85
Fourth Quarter	$60.80	$56.00	$50.81	$40.70

We did not pay any dividends on our common stock during 2003 or 2004 and we have decided to continue our policy not to pay dividends to shareholders.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by or on behalf of the Company during the quarter ended December 31, 2004 of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1-31, 2004	344,900	$58.32	344,900	—
November 1-30, 2004	346,800	$58.24	346,800	—
December 1-31, 2004	371,000	$59.59	371,000	—
Quarter Ended December 31, 2004	1,062,700	$58.74	1,062,700	4,382,776

(a)	During the fourth quarter of 2004, we repurchased 52,654 shares of stock for $3.1 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program, was announced in July 2003, and expires in September 2006. The maximum amount authorized under the program is 6.0 million shares. Additionally, during the fourth quarter of 2004, we repurchased 1,010,046 shares for $59.3 million related to our $200 million one-year share repurchase program that was announced in February 2004.

Item 6.    Selected Financial Data

Five-Year Selected Financial Data

	2004	2003	2002	2001	2000
	(Amounts in millions, except per share data)
Results of Operations:
Operating Revenues	$1,414.0	$1,386.4	$1,275.6	$1,304.6	$1,415.1
Costs and Expenses(1)	1,095.2	1,094.6	1,019.7	1,081.0	1,244.8
Operating Income	318.8	291.8	255.9	223.6	170.3
Non-Operating Income (Expense) — Net(2)	22.0	(11.4)	(16.7)	30.0	(21.1)
Income from Continuing Operations before Provision for Income Taxes	340.8	280.4	239.2	253.6	149.2
Provision for Income Taxes	129.2	106.2	94.1	100.2	77.8
Equity in Net Income (Losses) of Affiliates	0.2	0.3	(1.7)	(3.5)	—
Income from:
Continuing Operations	211.8	174.5	143.4	149.9	71.4
Discontinued Operations, Net of Income Taxes(3)	—	—	—	—	133.0
Net Income	$211.8	$174.5	$143.4	$149.9	$204.4
Basic Earnings Per Share of Common Stock:
Continuing Operations	$3.01	$2.37	$1.93	$1.89	$.88
Discontinued Operations	—	—	—	—	1.64
Basic Earnings Per Share of Common Stock	$3.01	$2.37	$1.93	$1.89	$2.52
Diluted Earnings Per Share of Common Stock:
Continuing Operations	$2.90	$2.30	$1.87	$1.84	$.87
Discontinued Operations	—	—	—	—	1.62
Diluted Earnings Per Share of Common Stock	$2.90	$2.30	$1.87	$1.84	$2.49
Other Data:
Dividends Paid Per Share(4)	$—	$—	$—	$—	$.555
Dividends Declared Per Share(4)	$—	$—	$—	$—	$.555
Weighted Average Number of Shares Outstanding — Basic	70.4	73.5	74.5	79.4	81.0
Weighted Average Number of Shares Outstanding — Diluted	73.1	75.8	76.9	81.5	82.0
Balance Sheet:
Total Assets	$1,635.5	$1,624.7	$1,527.7	$1,462.6	$1,453.2
Minority Interest Financing	$—	$—	$—	$—	$300.0
Long Term Debt	$300.0	$299.9	$299.9	$299.6	$—
Equity	$54.2	$48.4	$(18.8)	$(19.0)	$(46.5)

(1)	2004 included a charge of $32.0 million for restructuring related to the Financial Flexibility Program in 2004. 2003 included charges of $17.4 million for restructuring related to the 2003 Financial Flexibility Program and $13.8 million for the loss on the sale of our High Wycombe, England facility. 2002 included a charge of $30.9 million for restructuring related to the 2002 Financial Flexibility Program. 2001 included charges of $28.8 million (net) for restructuring related to the 2001 Financial Flexibility Program, $6.2 million resulting from the impairment of capitalized software and the write-off of certain assets made obsolete or redundant during the year, $1.0 million of asset write-offs for the World Trade Center attack and $6.5 million resulting from an impairment of our Murray Hill facility, which we sold during 2002. Partially offsetting these charges in 2001 was a $7.0 million reversal of excess accrued reorganization costs incurred in connection with the separation of D&B and Moody’s in 2000 (the “2000 Distribution”). 2000 included charges of $41.5 million for restructuring in connection with the 2000 Financial Flexibility Program and $29.5 million for reorganization costs associated with the 2000 Distribution.
(2)	2004 included gains on the sales of operations in the Nordic region (Sweden, Denmark, Norway and Finland) of $7.9 million, India and Distribution Channels in Pakistan and the Middle East of $3.8 million, Central Europe (Germany, Austria, Switzerland, Poland, Hungary and Czech Republic) of $5.6 million, France of $12.9 million and Iberia (Spain and Portugal) of $0.1 million. 2003 included gains of $7.0 million on the settlement of an insurance claim to recover losses related to the events of September 11, 2001 and $1.8 million on the sale of equity interests in our Singapore business. Partially offsetting these gains was a $4.3 million loss on the sale of our Israel business. 2002 included gains of $2.6 million on the sale of a portion of our equity interest in our Singapore operation and $2.4 million on the sale of our Korean operation, partially offset by a charge of $2.9 million for the write-off of our remaining investment in Avantrust LLC. 2001 included gains of $36.4 million for the sale of our Receivable Management Services business, $17.7 million for the sale of a majority stake in our Australia/New Zealand operations and $2.2 million for the sale of a major portion of our minority investment in our South African operation. These gains were partially offset by a charge of $6.1 million for the write-off of certain investments. 2000 included a gain related to the settlement of a litigation matter of $10.1 million.
(3)	Income taxes on Discontinued Operations were $86.2 million in 2000.
(4)	2000 included dividends paid and declared through the first three quarters of the year.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

How We Manage Our Business

Through December 31, 2004, we reported our business on a geographical basis with two segments:

•	North America (which consists of operations in the United States and Canada) contributed 73%, 69%, and 72% of our total revenue in 2004, 2003, and 2002, respectively, and contributed 78%, 79%, and 82% of our core revenue in 2004, 2003, and 2002, respectively; and

•	International (which consists of operations in Europe, Asia Pacific, and Latin America) contributed 27%, 31%, and 28% of our total revenue in 2004, 2003, and 2002, respectively, and contributed 22%, 21%, and 18% of our core revenue in 2004, 2003, and 2002, respectively.

On January 1, 2005, we began managing our operations in Canada as part of our International segment. Results by segment are discussed herein under the reporting structure in place during 2004. We will report financial results in the new segment structure beginning with the first quarter of 2005 and conform historical amounts to reflect the new segment structure.

The following customer solution sets are sold in our segments:

•	Risk Management Solutions — our largest customer solution set, contributed 62%, 58%, and 59% of our total revenue in 2004, 2003, and 2002, respectively, and contributed 66%, 66%, and 67% of our core revenue in 2004, 2003, and 2002, respectively;

•	Sales & Marketing Solutions — our second largest customer solution set, contributed 26%, 25%, and 26% of our total revenue in 2004, 2003, and 2002, respectively, and contributed 27%, 28%, and 30% of our core revenue in 2004, 2003, and 2002, respectively;

•	Supply Management Solutions — contributed 2%, 3%, and 3% of our total revenue in 2004, 2003 and 2002, respectively, and contributed 3% of our core revenue in each of 2004, 2003, and 2002; and

•	E-Business Solutions — which represents the results of our Hoover’s business acquired in March 2003, contributed 4% and 2% of our total revenue in 2004 and 2003, respectively and contributed 4% and 3% of our core revenue in 2004 and 2003, respectively.

These customer solution sets are discussed in greater detail in “Item 1. Business.”

The divested businesses contributed 6%, 12%, and 12% of our total revenue in 2004, 2003, and 2002, respectively.

Within our Risk Management Solutions and Sales & Marketing Solutions, we monitor the performance of our older, more “Traditional” products and our newer “Value-Added” products.

Our Traditional Risk Management Solutions generally consist of reports derived from our database which our customers use primarily to make decisions about new credit applications. Our Traditional Risk Management Solutions constituted in 2004, 2003, and 2002, respectively:

•	82%, 81%, and 82% of our Risk Management Solutions revenue;

•	51%, 47%, and 48% of our total revenue; and

•	54%, 54%, and 55% of our core revenue.

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted in 2004, 2003, and 2002, respectively:

•	18%, 19%, and 18% of our Risk Management Solutions revenue;

•	11% of our total revenue; and

•	12% of our core revenue.

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities. Our Traditional Sales & Marketing Solutions constituted in 2004, 2003, and 2002, respectively:

•	47%, 51%, and 59% of our Sales & Marketing Solutions revenue;

•	12%, 13%, and 15% of our total revenue; and

•	13%, 14%, and 18% of our core revenue.

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management products. Our Value-Added Sales & Marketing Solutions constituted in 2004, 2003, and 2002, respectively:

•	53%, 49%, and 41% of our Sales & Marketing Solutions revenue;

•	14%, 12%, and 11% of our total revenue; and

•	14%, 14%, and 12% of our core revenue.

For internal management purposes, we use total revenue excluding the revenue of divested businesses, which we refer to as “core revenue,” to manage and evaluate the performance of our business segments and to allocate resources, because this measure provides an indication of the underlying direction of changes in revenue in a single performance measure without reported revenue of divested businesses which will not be included in future revenue. Divested business revenue for the three years of results included in this Form 10-K includes the revenue from our operations in:

•	Korea (sold in the fourth quarter of 2002);

•	Israel (sold in the third quarter of 2003);

•	the Nordic region (Sweden, Denmark, Norway and Finland, all sold in the first quarter of 2004);

•	India and other Distribution Channels in Pakistan and the Middle East (sold in the first quarter of 2004);

•	Central Europe (Germany, Austria, Switzerland, Poland, Hungary and the Czech Republic, all sold in the second quarter of 2004);

•	Iberia (Spain and Portugal, both sold in the fourth quarter of 2004); and

•	France (sold in the fourth quarter of 2004).

These divested businesses have been classified as “Other Divested Businesses” in Note 14 to our consolidated financial statements. Management believes that this measure provides valuable insight into our revenue from ongoing operations and enables investors to evaluate business performance and trends by facilitating a comparison of results of ongoing operations with past reports of financial results.

We also isolate the effects of changes in foreign exchange rates on our revenue growth because, while we take steps to manage our exposure to foreign currency, we believe it is useful for investors to be able to compare revenue from one period to another, both with and without the effects of foreign exchange. As a result, we monitor our core revenue growth both after and before the effects of foreign exchange. Core revenue growth excluding the effects of foreign exchange is referred to as “revenue growth before the effects of foreign exchange.” We also separately analyze core revenue growth before the effects of foreign exchange among two components, “organic core revenue growth” and “core revenue growth from acquisitions.” We analyze “organic core revenue growth” and “core revenue growth from acquisitions” because management believes this information provides an important insight into the underlying health of our business. Core revenue includes the revenue from acquired businesses from the date of acquisition.

We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and (charges)” such as restructuring charges because they are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “All Other” expenses and are not allocated to our business segments. (See Note 14 to our consolidated financial statements for financial information regarding our segments.)

Similarly, when we evaluate the performance of our business as a whole, we focus on results (such as operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) before non-core gains and (charges) because they are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. It should not be concluded from our presentation of non-core gains and charges that the items that result in non-core gains and charges will not occur in the future.

Another component of how we manage our business is “free cash flow.” We define free cash flow as net cash provided by operating activities minus capital expenditures and additions to computer software & other intangibles. Free cash flow measures our available cash flow for potential debt repayment, acquisitions, stock repurchases and additions to cash, cash equivalents and short term investments. We believe free cash flow to be relevant and useful to our investors as this measure is used by our management in evaluating the funding available after supporting our ongoing business operations and our portfolio of product investments. Free cash flow should not be considered as a substitute measure of net cash flows provided by operating activities. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

The adjustments to our generally accepted accounting principles in the United States (“GAAP”) results discussed herein are among the primary indicators management uses as a basis for our planning and forecasting of future periods, to allocate resources, to evaluate business performance and for compensation purposes. However, these financial measures (results before non-core gains and charges and free cash flow) are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, operating income growth, operating margin, net income, tax rate, diluted earnings per share, or net cash provided by operating activities prepared in accordance with GAAP. In addition, it should be noted that because not all companies calculate these financial measures similarly or at all, the presentation of these financial measures is not likely to be comparable to measures of other companies.

See “Results of Operations,” below, for a discussion of our results reported on a GAAP basis.

Our Flexible Business Model and Restructuring

As part of our Blueprint for Growth strategy, we continually seek opportunities to reallocate our spending to activities that drive revenue growth while, at the same time, improving our profitability during our transformation. This is a structured process we call “creating Financial Flexibility.” Since October 2000, we have implemented a series of Financial Flexibility Programs. Our Financial Flexibility process is discussed in more detail under “Item 1. Business — Our Aspiration and Our Strategy — Create Financial Flexibility.”

With each program, we have incurred a restructuring charge, which generally consists of employee severance and termination costs, asset write-offs, and/or costs to terminate lease obligations. These charges are incurred as a result of eliminating, consolidating, standardizing, automating and/or outsourcing operations of our business. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility Programs.

We believe the success of our flexible business model is illustrated by a comparison of our financial results from 2000 (the year the Blueprint for Growth strategy was launched) through 2004. Over the five-year period, we incurred restructuring charges totaling $150.6 million and transition costs totaling $105.1 million, averaging in total approximately $51 million per year. Even after incurring these charges and the loss of operating income associated with the sales of businesses, our operating income increased from $170.3 million in 2000 to $318.8 million in 2004, an increase of $148.5 million, or 87%. See “Results of Operations,” below, for a more complete discussion of our financial results, including these restructuring charges. In addition, the Financial Flexibility Program provided us with the funds to invest in our core business and make selective acquisitions. This allowed us to significantly increase our organic and core revenue over this period, with the result that our total revenue declined only slightly from $1,415.1 million in 2000 to $1,414.0 million in 2004 notwithstanding the loss of revenue associated with the sale of non-core businesses and the divestiture of businesses in furtherance of our international market leadership strategy.

Our Critical Accounting Policies and Estimates

In preparing our consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements. Of those policies, we consider the policies described below to be critical because they are both most important to the portrayal of our financial condition and results, and they require management’s subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

If actual results ultimately differ from previous estimates, the revisions are included in our consolidated financial statements for the period in which the actual results become known and could have a material impact on such period.

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

Pension and Postretirement Benefit Obligations

We offer substantially all of our U.S.-based employees coverage in a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”). The defined benefit plan covers active and retired employees including retired individuals from spin-off companies (see Note 13 to our consolidated financial statements for further discussion of spin-off companies). Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. We also maintain supplemental and excess plans in the United States (the “U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 73% and 15% of our pension obligation, respectively, at December 31, 2004. Our employees in certain of our international operations are also provided retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

In addition to providing pension benefits, we provide various health care and life insurance benefits for retirees. U.S.-based employees who retire after age 45 with 10 years of vesting service are eligible to receive benefits. Postretirement benefit costs and obligations are determined actuarially.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” our pension benefit obligations and the related effects on operations are calculated using actuarial assumptions and methodologies. Other postretirement benefits (i.e., health care) are accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and are also dependent on the application of our assumptions by our outside actuaries. The key assumptions we have made for our U.S. plans, which we evaluate annually, include:

•	Expected long-term rate of return on pension plan assets — which is based on current and expected asset allocations as well as expected returns on asset categories of plan investments.

•	Discount rate — which is used to measure the present value of pension plan obligations and postretirement health care obligations. It is based on investment yields available at year-end on Aa-rated corporate long-term bonds and the Citigroup Pension Curve.

•	Rates of compensation increase and cash balance accumulation/conversion rates — which are based on an evaluation of internal plans and external market indicators.

•	Health care cost trends — which are based on historical cost data, the near-term outlook and an assessment of likely long-term trends.

We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement benefit costs. The factor with the most immediate impact on our financial statements is a change in the expected long-term rate of return on pension plan assets for the U.S. Qualified Plan. For 2005, we will lower this assumption to 8.50% from the 8.75% assumption we used to calculate pension income in 2004 and 2003. The 8.50% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2004, the plan was 68% invested in publicly traded equity securities, 25% invested in debt securities and 7% invested in real estate investments. We expect this one-quarter percentage-point decrease in the long-term rate of return will reduce our 2005 annual operating income by approximately $3.2 million by reducing our net periodic pension income.

Changes in the discount rate, rate of compensation increase and cash balance accumulation/conversion rates also have an effect on our annual operating income. These rates are adjusted yearly, based on the factors noted above. For example, as of December 31, 2004, for all of our U.S. pension plans, we lowered the discount rate to 5.75% from 6.0% used at December 31, 2003. We expect that this one-quarter-percentage-point decrease in the discount rate applied with respect to the U.S. Qualified and Non-Qualified Plans will reduce our 2005 annual operating income by approximately $3.4 million by reducing our net periodic pension income. As of December 31, 2004, we also lowered the discount rate for our postretirement benefit plan to 5.25% from 6.0% used at December 31, 2003. We do not expect this three-quarter percentage-point decrease in the discount rate will have a significant impact on our 2005 annual operating income.

Differences between the assumptions stated above and actual experience could affect our pension and other postretirement benefit costs. When actual plan experience differs from the assumptions used, actuarial gains or losses arise in accordance with SFAS No. 87 and SFAS No. 106. These gains and losses are aggregated and amortized over the average future service periods of employees to the extent that such gains or losses exceed a “corridor” as defined in SFAS No. 87. The purpose of the corridor is to average the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-plan basis. For all of our pension plans, total unrecognized actuarial losses as of December 31, 2004 were $551.7 million, of which $360.6 million was attributable to the U.S. Qualified Plan, $99.1 million was attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. We expect to recognize such losses in our 2005 net periodic pension cost of approximately $12.8 million, $5.9 million and $4.2 million, respectively, for the U.S. Qualified Plan, U.S. Non-Qualified Plans and non-U.S. plans, compared to $2.4 million, $5.7 million and $3.3 million, respectively, in 2004. The increased actuarial loss related to the U.S. Qualified Plan of $12.8 million, which will be included in our pension income in 2005, is primarily due to unrecognized actuarial losses exceeding the corridor threshold under SFAS No. 87 at January 1, 2005, while the balance at January 1, 2004 was within the corridor threshold.

Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. We recorded net periodic income for our pension plans of $11.7 million, $18.2 million and $34.0 million for the years 2004, 2003 and 2002, respectively. This income was driven principally by the expected return on plan assets, which was $126.8 million, $128.1 million and $142.8 million in 2004, 2003 and 2002, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. In 2004 and 2003, we recorded investment gains of $128.0 million and $235.6 million, respectively, in our pension plans, of which $116.2 million and $228.6 million, respectively, were attributable to the U.S. Qualified Plan. At January 1, 2005, the market-related value of our U.S. Qualified Plan was $1,321.3 million, which excludes $83.3 million of unrecognized investment losses from prior periods that will reduce the market-related value in future years. If these unrecognized losses are not recovered in future years, our market-related value of assets will decrease, causing our expected return on plan assets and our net periodic pension income to fall.

Changes in the funded status of our pension plans could result in a significant future charge to our equity. Under the requirements of SFAS No. 87, if the plan asset value falls below the related accumulated benefit obligation, we would be required to record a minimum pension liability for the different amount and reverse our prepaid pension cost. This charge would be recorded against a component of shareholders’ equity net of applicable deferred taxes. We recognized charges of $14.0 million, $5.9 million and $53.6 million, net of applicable taxes, to equity for minimum pension liabilities related to our U.S. Non-Qualified Plans and non-U.S. plans for 2004, 2003 and 2002, respectively.

The U.S. Qualified Plan, our principal plan, is currently over-funded. The excess of the fair value of plan assets over the related accumulated benefit obligation was $120.9 million at December 31, 2004, compared with $131.0 million at December 31, 2003. The prepaid pension cost associated with this plan was $452.3 million and $412.0 million at December 31, 2004 and December 31, 2003, respectively.

A change in the discount rate assumption could result in a change in the funded status of our pension plans by changing the amount of the accumulated benefit obligation. For the U.S. Qualified Plan, every one-quarter percentage-point increase or decrease in the discount rate reduces or increases our accumulated benefit obligation by approximately $34 million. For the Non-Qualified Plans, every one-quarter percentage-point increase or decrease in the discount rate reduces or increases our accumulated benefit obligation by approximately $7 million.

For information on pension and postretirement benefit plan contribution requirements, please see “Future Liquidity — Sources and Uses of Funds — Pension Plan and Postretirement Benefit Plan Contribution Requirements” in the Contractual Cash Obligations table.

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

Revenue Recognition

Our Risk Management Solutions products are generally sold under monthly or annual contracts that enable a customer to purchase D&B information products during the period of contract at prices per an agreed price list, up to the contracted dollar limit. Revenue on these contracts is recognized as products are delivered to the customer based, on the per-product price. Any additional products purchased over this limit may be subject to pricing variations and are billed to the customer as products are delivered. If customers do not use the full value of their contract and forfeit the unused portion, we recognize the forfeited amount as revenue at contract expiration.

We have fixed price contracts for larger customers that allow those customers unlimited use within predefined ranges, subject to certain conditions, of the Risk Management Solutions products. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year.

Revenue related to services provided over the contract term (e.g., monitoring services) is recognized ratably over the contract period, typically one year.

For Sales & Marketing Solutions and Supply Management Solutions products, we generally recognize revenue upon delivery of the information file to the customer. For arrangements that include periodic updates to that information file over the contract term, the portion of the revenue related to updates expected to be delivered is deferred and recognized as the updates are delivered, usually on a quarterly or monthly basis. For subscription products that provide continuous access to D&B’s generic marketing information and business reference databases, as well as any access fees or hosting fees related to enabling customers’ access to D&B information, revenue is recognized ratably over the term of the contract, which is generally one year.

We have certain product offerings that are sold as multi-element arrangements. The multiple elements may include information files, file updates for certain products, software, and/or services. Revenue for each element is recognized when that element is delivered to the customer, based upon the fair value for each element. For offerings that include software that is considered to be more than incidental, we recognize revenue when a non-cancelable license agreement has been signed and the product has been shipped. Maintenance revenue, which consists of fees for ongoing support and software updates, is recognized ratably over the term of the contract, typically one year, when the maintenance for the software is considered significant. When maintenance is insignificant, we recognize the revenue when the agreement is signed and the product is shipped.

Revenue from consulting and training services is recognized as the services are performed.

Amounts billed in advance are recorded as deferred revenue on the balance sheet.

Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. They should be read in conjunction with the consolidated financial statements and related footnotes set forth in Item 8 of Part II of this Annual Report on Form 10-K, which have been prepared in accordance with GAAP.

Consolidated Revenue

The following table presents our revenue by segment for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(Amounts in millions)
Revenue:
North America	$1,038.3	$960.1	$912.1
International	296.2	253.6	205.0
Core Revenue	1,334.5	1,213.7	1,117.1
Divested Businesses	79.5	172.7	158.5
Total Revenue	$1,414.0	$1,386.4	$1,275.6

The following table presents our revenue by customer solution set for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(Amounts in millions)
Revenue:
Risk Management Solutions	$882.0	$804.3	$754.6
Sales & Marketing Solutions	368.2	342.4	331.1
Supply Management Solutions	34.3	38.0	31.4
E-Business Solutions	50.0	29.0	—
Core Revenue	1,334.5	1,213.7	1,117.1
Divested Businesses	79.5	172.7	158.5
Total Revenue	$1,414.0	$1,386.4	$1,275.6

2004 vs. 2003

Total revenue increased $27.6 million, or 2% (1% decrease before the effect of foreign exchange), in 2004 from 2003, reflecting an increase of $120.8 million, or 10% (8% increase before the effect of foreign exchange) in core revenue and a $93.2 million decrease as a result of our divested businesses. The impact of our acquisitions of Hoover’s, Inc., in the first quarter of 2003 and the Italian real estate data companies in the second quarter of 2003 contributed one percentage point of core revenue growth in 2004.

On a customer solution set basis, the $120.8 million increase in core revenue reflects:

•	a $77.7 million, or 10%, increase in Risk Management Solutions (7% increase before the effect of foreign exchange). There were two main drivers of the 2004 growth. The first was our Self Awareness Solutions, which allows our small business customers to establish, improve and protect their own credit. The second driver was the subscription plan we introduced in the United States in the fourth quarter of 2003 for customers that are willing to purchase more data from D&B. This new plan provides expanded access to our Risk Management Solutions in a way that provides more certainty over related costs and generally results in customers increasing their spending on our products. These drivers benefited both our Traditional and our Value-Added Risk Management Solutions. Our Traditional Risk Management Solutions grew by 11% (8% increase before the effect of foreign exchange), and our Value-Added Risk Management Solutions increased by 6% (4% increase before the effect of foreign exchange).

•	a $25.8 million, or 8%, increase in Sales & Marketing Solutions (6% increase before the effect of foreign exchange). This increase was primarily driven by double-digit growth in North America’s Customer Information Management (“CIM”) products and our migration of customers from traditional lists and labels to our more automated Value-Added Solutions in North America. As a result of this migration and continued weakness in certain of our traditional list and labels business, Traditional Sales & Marketing Solutions declined by 2% (4% decrease before the effect of foreign exchange). The decline in our Traditional Sales & Marketing Solutions revenue was offset by the 18% increase (17% increase before the effect of foreign exchange) in Value-Added Sales Marketing Solutions.

•	a $3.7 million, or 10%, decline in Supply Management Solutions, our smallest solution set (11% decline before the effect of foreign exchange). This decline was primarily due to product delivery and customer renewal issues.

•	a $21.0 million, or 72%, increase in E-Business Solutions, representing the results of Hoover’s, Inc. The increase was primarily due to continued growth in subscription revenue, the benefit of our marketing efforts which have driven increased traffic to the Hoover’s Web site and strong ad sales. Additionally, this increase includes twenty percentage points of growth from the purchase accounting adjustments on the 2003 results.

In addition, investments in DUNSRightTM quality process, our unique value proposition that powers all our customer solution sets, also benefited our core revenue results.

2003 vs. 2002

Total revenue increased $110.8 million, or 9% (4% increase before the effect of foreign exchange), in 2003 from 2002, reflecting an increase of $96.6 million, or 9% (6% increase before the effect of foreign exchange), in core revenue and a $14.2 million increase in revenue from divested businesses. The impact of the acquisitions of Data House in the third quarter of 2002, Hoover’s, Inc. in the first quarter of 2003, and the Italian real estate data companies in the second quarter of 2003 contributed five percentage points of growth in 2003.

On a customer solution set basis, the $96.6 million increase in core revenue reflects:

•	a $49.7 million, or 7%, increase in Risk Management Solutions (3% increase before the effect of foreign exchange), including three percentage points of growth due to the acquisitions of Data House and the Italian real estate data companies. During the year, within our Risk Management Solutions we added product development resources, increased our sales force, and improved our post-sale delivery service. The growth in the customer solution set was driven by both our North America and International segments. Traditional Risk Management Solutions revenue was up 6% (2% increase before the effect of foreign exchange) compared with 2002. We continued our intentional migration of customers from the BIR and related products to our Value-Added Solutions to assist them in re-engineering their processes. The impact of this migration was offset by growth in other traditional products such as e-Portfolio, Self Analysis, Comprehensive Report, and Monitoring. Value-Added Risk Management Solutions grew 9% (8% increase before the effect of foreign exchange). In our Value-Added Risk Management Solutions, our portfolio management solution products continued to perform well, which reflects the benefits of our recent investment spending in Enterprise Risk Assessment Manager, that helps customers manage their credit portfolios. Additionally, the increase was driven by our customers’ preference to continue to automate their decision-making processes through products such as Global Decision MakerTM, and integrate existing systems using our Toolkit solutions.

•	an $11.3 million, or 3%, increase in Sales & Marketing Solutions (2% increase before the effect of foreign exchange), driven by the growth in North America. Traditional Sales & Marketing Solutions declined 9% (11% decrease before the effect of foreign exchange), compared with 2002. This is the area of our business that is the most sensitive to changes in the economy, as sales and marketing expenses are often viewed as discretionary spending by our customers. We also continued to see competitive pressures in our traditional list and label business. Value-Added Sales & Marketing Solutions grew 22% (20% increase before the effect of foreign exchange), primarily driven by our CIM products and our value-added prospecting solutions, including Market SpectrumTM. Specifically, within the United States, we added 75% additional product specialists, significantly increasing sales capacity relating to our value-added, CIM products. We also added sales leadership in several of our European markets within our International segment, each with a dedicated Sales and Marketing team.

•	a $6.6 million, or 21%, increase in Supply Management Solutions (19% increase before the effect of foreign exchange). This growth came from both our North America and International segments, primarily driven by our customers’ focus on improving their operating results by optimizing their procurement process.

•	$29.0 million of revenue from E-Business Solutions, representing the results of Hoover’s, Inc. During the year, we experienced growth in this customer solution set as a result of an increased subscriber base.

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
	(Amounts in millions)
Operating Expenses	$403.9	$433.3	$392.1
Selling and Administrative Expenses	612.0	579.9	512.5
Depreciation and Amortization	47.3	64.0	84.2
Restructuring Charges	32.0	17.4	30.9
Operating Costs	$1,095.2	$1,094.6	$1,019.7
Operating Income	$318.8	$291.8	$255.9

As described above in the section “How We Manage Our Business,” when we evaluate the performance of our business as a whole, we focus on our operating income (and, therefore, operating costs) before non-core gains and (charges), since we do not view these items as reflecting our underlying business operations. We have identified under the caption “Non-Core Gains and (Charges)” below such gains and charges that are included in our GAAP results.

Operating Expenses

Operating expenses decreased $29.4 million, or 7%, in 2004 from 2003. The decrease was primarily due to the following:

•	improved efficiency and a reduction in the number of employees in our data collection, fulfillment and technology areas as a result of our process of continuous reengineering (see the discussion of how we create financial flexibility in Our Aspiration and Our Strategy in “Item 1. Business”);

•	reduced costs as a result of the sale of businesses to strategic partners in 2003 and 2004 as part of our international market leadership strategy (see the discussion of our International segment in Business Segments in “Item 1. Business”); and

•	the $13.8 million loss on the sale of a building in High Wycombe, England in July 2003 with no comparable loss in 2004.

The decrease in operating expenses in 2004 from 2003 was partially offset by an increased expense base as a result of the acquisition of the three Italian real estate data companies and the impact of foreign exchange.

Operating expenses increased $41.2 million, or 11%, in 2003 from 2002. The increase was primarily due to the following:

•	a $13.8 million loss on the sale of a building in High Wycombe, England in July 2003;

•	increased investments relating to data and product enhancements; and

•	an increased expense base as a result of the acquisitions of Hoover’s Inc., Data House and the three Italian real estate data companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $32.1 million, or 6%, in 2004 from 2003. The increase was primarily due to the following:

•	additional costs related to revenue-generating investments as well as additional variable costs (such as commissions and bonus) incurred as a result of increased revenues;

•	consulting costs associated with our reengineering initiatives and costs associated with achieving compliance with Sarbanes-Oxley requirements;

•	an increase in our expense base as a result of the acquisition of the three Italian real estate data companies; and

•	the impact of foreign exchange.

The increase in the selling and administrative expenses in 2004 from 2003 was partially offset by cost savings, such as lower compensation costs, achieved through our Financial Flexibility Programs and the sale of businesses to strategic partners in 2003 and 2004 as part of our international market leadership strategy (see the discussion of our International segment in Business Segments in “Item 1. Business”).

Selling and administrative expenses increased $67.4 million, or 13%, in 2003 from 2002. The increase was primarily due to the following:

•	additional costs relating to revenue generating investments, such as additions to our sales force to improve our marketplace coverage in Sales & Marketing Solutions;

•	additional variable costs (such as commissions and bonuses) incurred as a result of increased revenues; and

•	an increased expense base as a result of the acquisitions of Hoover’s, Inc., Data House, and three Italian real estate data companies.

The increase in the selling and administrative expenses in 2003 from 2002 was partially offset by administrative cost savings such as lower compensation costs achieved through our Financial Flexibility Programs.

We had net pension income of $11.7 million, $18.2 million and $34.0 million in 2004, 2003 and 2002, respectively. The decrease in pension income in 2004 and 2003 compared with 2002 was primarily due to the one-percentage-point decrease in the long-term rate of return assumption used in 2004 and 2003 for our U.S. Qualified Plan. We lowered this rate from 9.75% in 2002 to 8.75% in 2004 and 2003. Additionally, the increased actuarial loss included in 2004 pension income as required by SFAS No. 87 contributed to the decrease in our 2004 pension income. We expect pension expense will be approximately $8 million in 2005. The increase in pension cost in 2005 is primarily driven by the increased actuarial loss included in 2005 pension cost as required by SFAS No. 87, the one-quarter percentage point decrease in the long-term rate of return for the U.S. Qualified Plan and the one-quarter percentage point decrease in the discount rate applied to the U.S. Qualified and Non-Qualified Plans. In addition, we recognized curtailment charges of $1.3 million, $0.5 million, and $0.5 million in 2004, 2003, and 2002, respectively. The curtailment charges were a result of our Financial Flexibility Programs in 2004, 2003, and 2002 and a plan amendment in 2004 related to the UK Pension Plan.

We had postretirement benefit income of $3.0 million in 2004 and postretirement benefit costs of $14.9 million and $19.9 million in 2003 and 2002, respectively. The increase in postretirement benefit income or decrease in cost in 2004 was due to the employer contribution cap that we put in place effective in January 1, 2004. Specifically, in the fourth quarter of 2003, we amended our Postretirement Benefit Plan. Starting January 1, 2004, we began to limit the amount of our insurance premium contribution based on the amount D&B contributed in 2003 per retiree. This change is expected to reduce our annual postretirement benefit costs by approximately $12 million a year for five to six years, starting in 2004. The adoption of the Medicare Reform Act in the third quarter of 2004 also contributed to the decreased postretirement benefit cost. We expect postretirement benefit income will be approximately the same in 2005 as in 2004. We recognized a $3.7 million curtailment gain in 2004 related to our postretirement benefit plan as a result of our 2004 Financial Flexibility Program. We consider net pension income and postretirement benefit costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs. See the discussion of “Our Critical Accounting Policies and Estimates — Pension and Postretirement Benefit Obligations,” above, and Note 10 to our consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization decreased $16.7 million, or 26%, in 2004 from 2003 and $20.2 million, or 24%, in 2003 from 2002. The decrease in 2004 from 2003 was largely driven by our business model changes which have enabled us to reduce the capital requirements of our business through continuous reengineering, leveraging partners in key markets and outsourcing capital intensive activities. Also contributing to the decrease was the sale of our building in High Wycombe, England, in July 2003. The decrease in 2004 from 2003 was partially offset by the acquisition of the three Italian real estate data companies and the impact of foreign exchange. The decrease in 2003 from 2002 was largely driven by the sale of our facility in High Wycombe, England in 2003 and the sale of our facilities in Berkeley Heights and Murray Hill, New Jersey in 2002, lower capitalized spending in 2003, and the impact of our outsourcing of certain technology functions to Computer Sciences Corporation (“CSC”). The lower capitalized spending is a result of our delivering more products over the Web, resulting in investment projects becoming less capital intensive.

Restructuring Charges

During 2004, we recorded $32.0 million of restructuring charges in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charges included $28.9 million for severance and termination costs related to approximately 900 employees (including a $0.5 million net pension plan and postretirement charge due to the 2004 Financial Flexibility Program employee actions discussed in the following paragraph) and $3.1 million for lease termination obligations, other costs to consolidate or close facilities and other exit costs. During 2004, approximately 650 employees were terminated in connection with our 2004 Financial Flexibility Program (including 220 employees who transitioned to International Business Machines Corporation (“IBM”) as part of the outsourcing agreement discussed below). Under SFAS No. 146, the current period charges represent the liabilities incurred throughout the year for each of these obligations. As of December 31, 2004, we have a remaining reserve balance of $7.9 million related to these restructuring charges (see Note 3 to our consolidated financial statements). By the end of 2005, we expect that approximately 425 additional employees will be terminated as part of the 2004 Financial Flexibility Program. We recorded a portion of these severance and termination costs in the 2004 Financial Flexibility Program charge in accordance with SFAS No. 146 guidelines.

In October 2004, as part of the 2004 Financial Flexibility Program, we entered into an agreement with IBM to outsource certain portions of our data acquisition and delivery, customer service, and financial processes. Approximately 650 employees in total for 2004 and 2005 will be impacted by this outsourcing agreement. As described above, under the terms of the agreement, approximately 220 employees who primarily performed certain customer service functions in the United States, Canada, United Kingdom and the Netherlands, have transitioned to IBM. We will make total payments of approximately $1.8 million to IBM in full satisfaction of any existing liabilities we have for future severance benefits related to the transitioned employees. The severance benefits for the employees who have transitioned to IBM are included in the $32.0 million restructuring charge discussed above. We will incur additional restructuring charges in 2005 of approximately $10 million to complete the IBM outsourcing, which is included in our 2005 plans (see “Future Liquidity — Sources and Uses of Funds — Financial Flexibility Program”).

In accordance with SFAS No. 87, “Employers’ Accounting for Pension,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we were required to recognize a net curtailment charge for the estimated pension and postretirement expense impact for our pension plans related to the employee actions of the 2004 Financial Flexibility Program. The curtailment accounting requirement of SFAS No. 88 required us to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the layoffs. For our pension plans this resulted in an immediate curtailment charge of $0.9 million and an immediate reduction to ongoing pension income of $3.3 million, which were both recorded as a charge to earnings during the fourth quarter of 2004. In addition we recognized a $3.7 million curtailment gain related to our postretirement benefit plan which was recorded as an increase to earnings during the fourth quarter of 2004. All of these items together resulted in an immediate net reduction to earnings of $0.5 million in the fourth quarter 2004, included in the $32.0 million restructuring charge discussed above.

During 2003, we recorded $17.4 million of restructuring charges in connection with the Financial Flexibility Program announced in February 2003 (“2003 Financial Flexibility Program”). The charge includes $17.1 million for severance and termination costs related to approximately 500 employees (including a $0.5 million pension plan curtailment charge to the U.S. qualified plan due to the 2003 Financial Flexibility Program employee actions) and $0.3 million for lease termination obligations. As of September 30, 2003, all of the approximately 500 employees had been terminated under the 2003 Financial Flexibility Program.

During the second quarter of 2002, we recognized a $30.9 million restructuring charge in connection with the Financial Flexibility Program announced in February 2002 (“2002 Financial Flexibility Program”). The charge included $18.6 million for severance and termination costs relating to approximately 1,050 employees, $10.6 million for the loss on asset disposals and the write-off of assets that were abandoned (including $9.7 million from the outsourcing discussed in the following paragraph), and $1.7 million for lease termination obligations.

As part of the 2002 Financial Flexibility Program, we outsourced certain technology functions to CSC. Under the terms of the agreement, approximately 400 of our employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC. In addition, as part of the agreement, CSC acquired our data center and print-mail facility located in Berkeley Heights, New Jersey, and related assets for $10 million, which we considered the fair value of the assets. This resulted in the $9.7 million impairment loss noted above.

As of December 31, 2004, we have eliminated approximately 4,145 positions (including 300 open positions) and terminated (via attrition and termination) approximately 3,845 employees under our Financial Flexibility Programs since its inception in October 2000. These figures include the 220 employees who were transitioned to IBM and the approximately 400 employees who were transitioned to CSC, as mentioned above.

See Note 3 to our consolidated financial statements, Impact of Implementation of the Blueprint for Growth Strategy.

Interest Income (Expense) — Net

The following table presents our “Interest Income (Expense) — Net” for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(Amounts in millions)
Interest Income	$8.4	$4.2	$3.0
Interest Expense	(18.9)	(18.6)	(19.5)
	$(10.5)	$(14.4)	$(16.5)

Interest income increased $4.2 million, or 100%, in 2004 from 2003, primarily due to higher investment balances in cash and marketable securities, as well as higher interest rates. Interest income increased $1.2 million, or 41%, in 2003 from 2002, due to additional investments in our combined cash and marketable securities, both short and long-term.

Interest expense increased by $0.3 million, or 2%, in 2004 from 2003, primarily due to higher interest rates. Interest expense decreased by $0.9 million, or 5%, in 2003 from 2002, primarily due to lower interest rates.

Other Income (Expense) — Net

The following table presents the components of “Other Income (Expense) — Net” for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(Amounts in millions)
Miscellaneous Other Income (Expense) — Net(a)	$1.0	$(1.9)	$(2.3)
Gains (Losses) on Sales of Businesses(b)	30.3	(2.5)	5.0
Gains on Sales of Investments(c)	1.2	0.4	—
Write-off of Non-Recoverable Investments(d)	—	—	(2.9)
Insurance Recovery(e)	—	7.0	—
	$32.5	$3.0	$(0.2)

(a)	“Miscellaneous Other Income — Net” increased in 2004 from 2003, primarily due to foreign currency transaction gains. The decrease in “Miscellaneous Other Expense — Net” in 2003 from 2002 is primarily due to lower bank fees.
(b)	During 2004, we sold the following businesses and recognized the following non-operating gains:
•	our operation in France during the fourth quarter, resulting in a pre-tax gain of $12.9 million;
•	our operations in Iberia (Spain and Portugal) during the fourth quarter, resulting in a pre-tax gain of $0.1 million;
•	our operations in Central Europe (Germany, Austria, Switzerland, Poland, Hungary and the Czech Republic) during the second quarter, resulting in a pre-tax gain of $5.6 million;
•	our operations in the Nordic region (Sweden, Denmark, Norway and Finland) during the first quarter, resulting in a pre-tax gain of $7.9 million; and
•	our operation in India and Distribution Channels in Pakistan and the Middle East during the first quarter, resulting in a pre-tax gain of $3.8 million.

During 2003, we sold the following businesses and recognized the following non-operating gains (losses):
•	our operation in Israel during the third quarter, resulting in a pre-tax loss of $4.3 million; and
•	the equity interest in our Singapore investment, resulting in a pre-tax gain of $1.8 million.
During 2002, we sold the following businesses and recognized the following non-operating gains:
•	a portion of our equity interest in our Singapore operation during the third quarter, resulting in a pre-tax gain of $2.6 million; and
•	our operation in Korea during the fourth quarter, resulting in a pre-tax gain of $2.4 million.
(c)	During 2004, we sold an investment in the U.S. for a pre-tax gain of $1.2 million. During 2003, we sold an investment in Italy for a pre-tax gain of $0.4 million.
(d)	During 2002, we exited Avantrust LLC, our joint venture with American International Group, Inc., resulting in a $2.9 million pre-tax write-off of our remaining investment.
(e)	Represents a settlement on an insurance claim to recover losses related to the events of September 11, 2001.

Provision for Income Taxes

For the year ended December 31, 2004, our effective tax rate remained the same at 37.9% as compared to the year ended December 31, 2003. The effective tax rate for 2004 as compared to 2003 was positively impacted by foreign income taxes primarily related to tax benefits in the UK (0.5 percentage points), valuation allowances primarily related to capital and net operating losses (0.1 percentage point) and research and development tax credits (0.9 percentage points), and negatively impacted by interest expense on tax reserves (1.4 percentage points) and other items (0.1 percentage point).

The effective tax rate for the year ended December 31, 2003 was 37.9% as compared to 39.3% for the year ended December 31, 2002. The effective tax rate for 2003 as compared to 2002 was positively impacted by foreign income taxes (0.3 percentage points), interest expense on tax reserves (1.2 percentage points) and other items (0.5 percentage points), and negatively impacted by valuation allowances related to net operating losses (0.6 percentage points).

Equity in Net Income (Loss) of Affiliates

We recorded $0.2 million and $0.3 million as Equity in Net Income of Affiliates in 2004 and 2003, respectively. We recorded $1.7 million as Equity in Net Losses of Affiliates for the year ended December 31, 2002. The 2002 loss primarily resulted from our investment in Avantrust, which we made in 2001 and exited in the second quarter of 2002. These amounts are in addition to the $2.9 million pre-tax write-off in 2002 of our remaining investment described above in the discussion of “Other Income (Expense) — Net.”

Earnings per Share

We reported the following earnings per share, or EPS, for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Basic Earnings per Share	$3.01	$2.37	$1.93
Diluted Earnings per Share	$2.90	$2.30	$1.87

Basic EPS and diluted EPS increased 27% and 26%, respectively, in 2004 compared with 2003, reflecting a 4% reduction in the weighted average number of shares outstanding and a 21% increase in net income. Basic EPS and diluted EPS both increased 23% in 2003 compared with 2002, reflecting a 1% reduction in the weighted average number of shares outstanding and a 22% increase in net income. Shares outstanding were reduced as a result of our repurchase of shares, as described in “Liquidity and Financial Position — Cash Used in Financing Activities.”

Non-Core Gains and (Charges)

For internal management purposes, we treat certain gains and charges that are included in “Consolidated Operating Costs”, “Other Income (Expense) — Net” and “Provision for Income Taxes” as non-core gains and

(charges). These non-core gains and (charges) are summarized in the table below. We exclude non-core gains and (charges) when evaluating our financial performance because we do not consider these items to reflect our underlying business performance.

	For the Years Ended December 31,
	2004	2003	2002
	(Amounts in millions)
Non-core gains and (charges) included in Operating Costs:
Restructuring costs related to our Financial Flexibility programs	$(32.0)	$(17.4)	$(30.9)
Loss on the sale of High Wycombe, England building	$—	$(13.8)	$—
Non-core gains and (charges) included in Other Income (Expense) — Net:
Gains on sales of operations in the Nordic region, Central Europe, Iberia, France and India, and Distribution Channels in Pakistan and the Middle East	$30.3	$—	$—
Insurance recovery related to the events of September 11, 2001	$—	$7.0	$—
Non-core gains and (charges) included in Provision for Income Taxes:
Increase in Tax Legacy Reserve for “Utilization of Capital Losses — 1998-1990”	$(4.5)	$—	$—
(Provision) Benefit for Income Taxes on the:
Restructuring costs related to our Financial Flexibility programs	$11.2	$5.8	$9.3
Loss on the sale of High Wycombe, England building	$—	$2.7	$—
Gains on sales of operations in the Nordic region, Central Europe, Iberia, France and India, and Distribution Channels in Pakistan and the Middle East	$(10.9)	$—	$—
Insurance recovery related to the events of September 11, 2001	$—	$(2.7)	$—

Segment Results

North America and International are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

North America

North America is our largest segment, representing 73%, 69%, and 72% of our total revenue in 2004, 2003, and 2002, respectively. North America also represented 78%, 79%, and 82% of our core revenue in 2004, 2003, and 2002, respectively. Total revenue and core revenue for this segment were the same in all three periods, as there were no divestitures within this segment during these periods.

The following table presents North America customer solution set revenue and operating income for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(Amounts in millions)
Revenue:
Risk Management Solutions	$639.7	$603.6	$594.3
Sales & Marketing Solutions	318.9	294.1	289.1
Supply Management Solutions	29.8	33.4	28.7
E-Business Solutions	49.9	29.0	—
Total and Core North America Revenue	$1,038.3	$960.1	$912.1
Operating Income	$365.3	$329.9	$313.1

2004 vs. 2003

North America total and core revenue increased $78.2 million, or 8%, in 2004 from 2003, driven by increases in our three largest customer solution sets.

On a customer solutions set basis, the $78.2 million increase reflects:

•	a $36.1 million, or 6%, increase in Risk Management Solutions. This growth was driven by a 7% increase in our Traditional Risk Management Solutions, which accounted for 79% of total North America Risk Management Solutions. There were two main drivers of this growth: (i) our Self Awareness Solutions, which allows our small business customers to establish, improve and protect their own credit; and (ii) the subscription plan we introduced in the United States in the fourth quarter of 2003 for customers that are willing to purchase more data from D&B. This new plan provides expanded access to our Risk Management Solutions in a way that provides more certainty over related costs and generally results in customers increasing their spending on our products. In addition, our Value-Added Risk Management Solutions, which accounted for 21% of total North America Risk Management Solutions, increased 3%, below our expectations due to product and customer care execution problems that we are addressing in 2005.

•	a $24.8 million, or 8%, increase in Sales & Marketing Solutions. This growth was driven by a 21% increase in our Value-Added Solutions revenue, which accounted for 57% of total North America Sales & Marketing Solutions. There were two main drivers of this growth: (i) double-digit growth in our CIM products; and (ii) our planned migration of our customers from our Traditional products to our more automated Value-Added Solutions. Our Value-Added Solutions growth was partially offset by the 4% decline in Traditional Sales & Marketing Solutions, which accounted for 43% of total North America Sales & Marketing Solutions. There were two main drivers of this decline: (i) the planned migration to our Value-Added Solutions; and (ii) continued weakness in certain of our Traditional list and label businesses.

•	a $3.6 million, or 11%, decrease in Supply Management Solutions, our smallest solution set. This decline was primarily due to product delivery and customer renewal issues.

•	a $20.9 million, or 72%, increase in E-Business Solutions, representing the results of Hoover’s, Inc. The increase was primarily due to continued growth in subscription revenue, the benefit of our marketing efforts, which have driven increased traffic to the Hoover’s Web site and strong ad sales. Additionally, this increase includes twenty percentage points of growth from the effect of purchase accounting on the 2003 results.

In addition, investments in the DUNSRightTM quality process, our unique value proposition that powers all our customer solution sets, benefited North America’s revenue results.

North America’s operating income increased $35.4 million, or 11%, in 2004 from 2003, primarily due to the increase in revenue and the benefits of our reengineering initiatives, partially offset by increased investments to drive revenue growth.

2003 vs. 2002

North America total and core revenue increased $48.0 million, or 5%, in 2003 from 2002, driven by increases in each of our customer solution sets.

On a customer solution set basis, the $48.0 million increase reflects:

•	a $9.3 million, or 2%, increase in Risk Management Solutions. Traditional Risk Management Solutions, which accounted for 78% of total North America Risk Management Solutions, was flat. Value-Added Risk Management Solutions, which accounted for 22% of total North America Risk Management Solutions, increased 9%. In our Value-Added Risk Management Solutions, our portfolio management solution products continued to perform well, which reflected the benefits from our recent investment spending in Enterprise Risk Assessment Manager, that helps customers manage their credit portfolios. Additionally, the increase was driven by our customers’ continued shift towards automating their decision-making process.

•	a $5.0 million, or 2%, increase in Sales & Marketing Solutions. Traditional Sales & Marketing Solutions, which accounted for 49% of total North America Sales & Marketing Solutions, decreased 12%. This decline was indicative of the then-current economic environment. This is the area of our business that is the most sensitive to changes in the economy, as sales and marketing expenses are often viewed as discretionary spending by our customers. This decline was offset by Value-Added Sales & Marketing Solutions, which accounted for 51% of total North America Sales & Marketing Solutions, and increased by 19%. The increase in our Value-Added Sales & Marketing Solutions was primarily driven by our CIM products and our value-added prospecting solutions, including Market SpectrumTM.

•	a $4.7 million, or 17%, increase in Supply Management Solutions, reflecting our customers’ focus on improving their operating results through the optimization of the procurement process.

•	$29.0 million of revenue from E-Business Solutions, representing the results of Hoover’s, Inc., contributing three percentage points of growth.

North America’s operating income increased $16.8 million, or 5%, in 2003 from 2002, primarily due to the increase in organic core revenue partially offset by increased investments to drive revenue growth in 2004.

International

Our International segment represented 27%, 31%, and 28% of our total revenue in 2004, 2003, and 2002, respectively. International represented 22%, 21%, and 18% of our core revenue in 2004, 2003, and 2002, respectively.

The following table presents our International customer solution set revenue and operating income for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(Amounts in millions)
Revenue
Risk Management Solutions	$242.3	$200.7	$160.3
Sales & Marketing Solutions	49.3	48.3	42.0
Supply Management Solutions	4.5	4.6	2.7
E-Business Solutions	0.1	—	—
Core International Revenue	296.2	253.6	205.0
Divested Businesses	79.5	172.7	158.5
Total International Revenue	$375.7	$426.3	$363.5
Operating Income	$64.3	$59.9	$43.5

2004 vs. 2003

International total revenue decreased $50.6 million, or 12%, in 2004 from 2003, reflecting a $42.6 million or 17% increase (7% before the effect of foreign exchange) in core revenue offset by a $93.2 million decrease as a result of our divested businesses. The impact of having a full-year of revenue from our 2003 acquisitions of Italian real estate data companies contributed two percentage points of growth in 2004.

On a customer solution set basis, the $42.6 million increase in International core revenue reflects:

•	a $41.6 million, or 21%, increase in Risk Management Solutions (10% increase before the effect of foreign exchange). Traditional Risk Management Solutions, which accounted for 91% of total International Risk Management Solutions, increased 21% (10% increase before the effect of foreign exchange). There were two main drivers of this growth: (i) the continued success of our monitoring product, e-Portfolio; and (ii) the full-year benefit from our acquisition of the Italian real estate data companies, which contributed two percentage points of the growth in Traditional Risk Management Solutions. In addition, our Value-Added Risk Management Solutions, which accounted for 9% of total International Risk Management Solutions, increased 23% (14% increase before the effect of foreign exchange), driven by our customers’ preference to continue to automate their decisioning processes through products such as Global Decision MakerTM, and integrate existing systems using our Toolkit solutions.

•	a $1.0 million, or 2%, increase in Sales & Marketing Solutions (7% decrease before the effect of foreign exchange). Traditional Sales & Marketing Solutions, which accounted for 69% of our total International Sales & Marketing Solutions, increased 6% (decreased 4% before the effect of foreign exchange), reflecting the highly competitive local marketplace for traditional products. In addition, our Value-Added Sales & Marketing Solutions, which accounted for 31% of our total International Sales & Marketing Solutions, decreased 6% (14% decrease before the effect of foreign exchange), reflecting our need to (i) enhance our value propositions for our customers by offering the same Value-Added Solutions that have been successfully leveraged in our North America segment and (ii) focus on migrating our customers to these Value-Added Solutions from Traditional Sales & Marketing products.

•	a $0.1 million decrease in Supply Management Solutions (9% decrease before the effect of foreign exchange).

•	$0.1 million of revenue from E-Business Solutions. We first began offering our Hoover’s solution to customers in Europe in the fourth quarter of 2004.

Core revenue growth in International also benefited from our investments in our DUNSRightTM quality process, our unique value proposition that powers all our customer solution sets. In addition, International core revenue growth benefited from our international market leadership strategy, through which we have developed partnerships with strong local players who have enhanced our DUNSRightTM quality process, resulting in an improved value proposition for our customers.

The following factors affecting International create particular challenges to our revenue growth:

•	In most International markets, we do not have market leadership positions. This makes us particularly susceptible to competitive pressures.

•	Our competition is primarily local, and our customers may have greater loyalty to our local competitors.

•	Credit insurance is a significant credit risk mitigation tool in certain markets, thus reducing the demand for information-based credit risk mitigation tools, such as those offered by us.

•	In many local markets, key data elements are generally available from public-sector sources, thus reducing our data collection advantage.

•	Prior to the launch of our Blueprint for Growth strategy, our investment decisions were made at the country level and not in a coordinated fashion. While we have made significant investments to mitigate this situation, we are still faced with uneven data quality in some local markets.

International’s operating income increased $4.4 million, or 8%, from the prior year, primarily due to the increase in core revenue, as well as reduced operating expenses as a result of divested businesses, the benefits of our reengineering initiatives, and the positive effect of foreign exchange.

In addition to the foregoing challenges to revenue growth in our International segment, recent tax legislation in Italy is expected to significantly increase the costs of operating our Italian real estate information business by up to approximately $30 million in 2005. This business, which we entered into in 2002 (see “Note 4 Acquisitions and Other Investments”), represented approximately 11% of International’s total revenue in 2004 of $375.7 million (and 14% of International’s core revenue in 2004 of $296.2 million). The primary customers for our real estate information business are banks, which use real estate information in making credit decisions.

On February 1, 2005, regulations implementing new tax legislation became effective in Italy that is expected to significantly increase the cost of conducting our Italian real estate information business in 2005. Specifically, the regulations increase data acquisition costs for Italian real estate information and require that we pay a fee each time we resell or license that data.

Our plan is to fully address these incremental costs through price increases to our customers to mitigate the impact to our operating income in Italy. Accordingly, we began implementing these price increases in February 2005.

At this time, we cannot predict with certainty the final impact that this tax legislation and related regulations will have on our 2005 reported results because we cannot forecast:

1.	customer acceptance of the price increases,

2.	the impact that such price increases may have on customers’ utilization of our real estate and other products during the year,

3.	the full nature and impact of actions that we may take to mitigate the operating income impact of the legislation and

4.	the actions of our competitors.

Our previously announced guidance for 2005 as furnished in our Form 8-K dated February 3, 2005, does not include the impact of the new Italian tax legislation and related regulations. We expect to provide an update on this matter and its impact on our business in our Form l0-Q for the quarter ended March 31, 2005.

As we continue to implement our international market leadership strategy, we will continue to use different approaches to improve our competitive position from market to market worldwide. In some markets, we are investing to strengthen our position, either through organic growth or by acquisition. In other markets, we are establishing strategic relationships to strengthen our global data coverage and our customer value propositions. Additionally, we will continue to leverage our DUNSRightTM quality process to establish leadership positions in our International markets.

2003 vs. 2002

International total revenue increased $62.8 million, or 17%, in 2003 from 2002, reflecting a $48.6 million, or 24% increase (9% increase before the effect of foreign exchange) in core revenue and a $14.2 million increase in revenue from our divested businesses. Ten percentage points of core revenue growth came from our acquisitions of Data House in the third quarter of 2002 and the additional Italian real estate data companies in the second quarter 2003.

On a customer solution set basis, the $48.6 million increase in core International revenue reflects:

•	a $40.4 million, or 25%, increase in Risk Management Solutions (10% increase before the effect of foreign exchange), including thirteen percentage points of growth due to the acquisitions of Data House and the Italian real estate data companies. Traditional Risk Management Solutions increased by 27% (11% increase before the effect of foreign exchange), including fourteen percentage points of growth due to the acquisitions. Within our traditional products, we experienced competitive pricing pressures on our low-end products. We also experienced a shift in our customers’ spending from higher-priced comprehensive reports to low-priced, less detailed reports. These competitive and pricing pressures were partially offset by the continued success of our new monitoring product, e-Portfolio. Value-Added Risk Management Solutions increased by 13% (3% increase before the effect of foreign exchange), driven by the customers’ preference to continue to automate their decisioning process through products such as Global Decision MakerTM, and integrate existing systems using our Toolkit solutions.

•	a $6.3 million, or 15%, increase in Sales & Marketing Solutions (4% increase before the effect of foreign exchange). Traditional Sales & Marketing Solutions increased by 3% (7% decrease before the effect of foreign exchange), and our Value-Added Sales & Marketing Solutions increased 50% (35% increase before the effect of foreign exchange). The decline in our traditional Sales & Marketing Solutions was indicative of economic pressures in the Eurozone, compounded by low growth forecasts in larger markets. We also continued to see competitive pricing pressures in our Traditional list and label business. The improvement in our Value-Added Sales & Marketing Solutions can be attributed to specific management actions that occurred in the third quarter of 2003. Those actions included: (i) the addition of sales leadership in five major markets, each with a dedicated sales team, (ii) the continued increased focus by our sales teams on value-added products, (iii) expanded demand generation programs, and (iv) growth in linkage products resulting from our customers’ movement from CD to Web-based solutions.

•	a $1.9 million, or 67%, increase in Supply Management Solutions (47% increase before the effect of foreign exchange), primarily due to the continued growth in our data rationalization products.

International’s operating income increased $16.4 million, or 38%, in 2003 from 2002, primarily due to the positive effect of foreign exchange. To a lesser extent, our acquisitions, our reengineering initiatives, and reduced operating expenses as a result of our divested businesses also contributed to the increase in operating income.

Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of certain of our investments.

We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use short-term foreign exchange forward contracts to hedge short-term foreign currency-denominated loans, investments and certain third party and intercompany transactions and, from time to time, we have used foreign exchange option contracts to reduce our international earnings exposure to adverse changes in currency exchange rates. In addition, we use interest rate swap agreements to hedge a portion of the interest rate exposure on our outstanding fixed-rate notes, as discussed under “Interest Rate Risk,” below.

A discussion of our accounting policies for financial instruments is included in the summary of significant accounting policies in Note 1 to our consolidated financial statements, and further disclosure relating to financial instruments is included in Note 7 to our consolidated financial statements.

Interest Rate Risk

Our objective in managing exposure to interest rates is to limit the impact of interest rate changes on earnings, cash flows and financial position, and to lower overall borrowing costs. To achieve these objectives, we maintain a policy that floating rate debt be managed within a minimum and maximum range of our total debt exposure. To achieve our policy objectives, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps.

In 2001, we issued $300 million in principal of five-year, fixed-rate notes that mature in March 2006 (see Note 7 to our consolidated financial statements). In connection with that note issuance, we entered into fixed to floating interest rate swap agreements in the third quarter of 2001 with notional principal amounts totaling $100 million (see Note 7 to our consolidated financial statements), and designated these swaps as fair value hedges against the long-term, fixed-rate notes. The arrangement is considered a highly effective hedge and, therefore, the accounting for these hedges has no impact on earnings. The changes in the fair value of the hedge and the designated portion of the notes are reflected in our consolidated balance sheets. At December 31, 2004, we had no floating-rate debt outstanding.

Foreign Exchange Risk

We have offices in 13 countries and conduct operations through minority equity investments and strategic relationships with local players in more than 20 additional countries. Our International operations generated approximately 27% of total revenue in 2004. As of December 31, 2004, approximately 28% of our assets were located outside North America, and no country outside North America, other than the United Kingdom, had a significant concentration of our aggregate cash balances.

Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our International operations. We follow a policy of hedging substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries. From time to time, we may also hedge the value of our foreign currency-denominated earnings and investments. We use short-term foreign exchange forward and option contracts to implement our hedging strategies. Typically, these contracts have maturities of twelve months or less. These contracts are executed with creditworthy institutions and are denominated primarily in the British pound sterling and the Euro.

As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term forward foreign exchange contracts. In addition, we used foreign exchange option contracts to hedge certain foreign earnings and foreign exchange forward contracts to hedge certain net investment positions. The option contracts expired as of December 31, 2004. The underlying transactions and the corresponding forward exchange and option contracts are marked to market at the end of each quarter, and are reflected within our consolidated financial statements.

At December 31, 2004, we had approximately $333.3 million in foreign exchange forward contracts outstanding, with net unrealized losses of $4.1 million. If exchange rates on average were to increase 10% from year-end levels, the unrealized loss would be approximately $6.5 million. If exchange rates on average were to decrease 10% from year-end levels, the unrealized loss would be approximately $1.3 million. However, the estimated potential gain and loss on these contracts is expected to be offset substantially by changes in the dollar value of the underlying transactions.

Liquidity and Financial Position

In accordance with our Blueprint for Growth strategy, we have used our cash for three primary purposes:

•	First, we have invested in our current business, such our proprietary DUNSRightTM quality process and new products and solutions such as our Enterprise Risk Assessment Manager, e-Portfolio, Global Decision MakerTM, Data Integration ToolkitTM and CIM.

•	Second, over the past three years we have made acquisitions such as Data House, Hoover’s, and a controlling interest in three Italian real estate data companies and RIBES S.p.A.

•	Third, during 2004, we spent $200.0 million to repurchase 3,601,986 shares as part of the $200 million share repurchase program approved by our Board of Directors. This investment is in addition to 971,654 shares we repurchased for $51.8 million to mitigate the dilutive effect of the shares issued in connection with our stock incentive plans and Employee Stock Purchase Plan. In January 2005, our Board of Directors approved a new two-year, $400 million share repurchase program.

We believe that cash flows generated from our operations and supplemented as needed with readily available financing in the commercial paper markets are sufficient to meet our short-term and long-term needs, including the cash cost of our restructuring charges, transition costs, contractual obligations and contingencies

(see Note 13 to our consolidated financial statements), excluding the legal matters identified therein for which the exposures are not estimable. We have the ability to access the commercial paper market from time to time to fund working capital needs and share repurchases if needed. Such borrowings would be supported by our bank credit facilities.

Cash Flow for the Years Ended December 31, 2004, 2003 and 2002

Cash Provided by Operating Activities

Net cash provided by operating activities was $267.6 million, $235.7 million and $213.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

2004 vs. 2003

Net cash provided by operating activities increased by $31.9 million to $267.6 million in 2004 as compared to 2003, primarily due to the increased profitability of our underlying business and improved working capital primarily due to an increase in deferred revenue resulting from higher sales and a slight improvement to trade days sales outstanding in accounts receivable. In addition, restructuring payments made in 2004 for our Financial Flexibility Program actions were lower than those made in 2003. Partially offsetting these increases were increased payments relating to taxes in 2004 and the impact of a $7.0 million receipt for the settlement of the World Trade Center business interruption claim we filed in 2002 and tax refunds relating to the 1998 spin-off of R.H. Donnelley of $7.0 million, which were both received during 2003.

2003 vs. 2002

Net cash provided by operating activities in 2003 was $235.7 million, compared with $213.1 million in 2002. This increase of $22.6 million was primarily due to the increased profitability of our underlying business, additional receipts of cash on amounts due from our customers, an increase in our deferred revenue balance resulting from higher sales, a $7.0 million receipt for the settlement of the World Trade Center business interruption claim we filed in 2002 and tax refunds relating to the 1998 spin-off of R.H. Donnelley of $7.0 million. Partially offsetting these increases in cash during 2003 were increased payments relating to taxes and reductions in our accrued liabilities balances from prior year levels primarily for employee benefits (e.g., benefit payments, earned vacation, and bonus). Days sales outstanding in accounts receivable for the fourth quarter of 2003 were 78 days versus 84 days for the same period in 2002. The improvement in the level of days sales outstanding is primarily attributable to the implementation of additional process improvements in our international collections efforts, tighter management of terms of payment in our customer contracts, and increased sales in 2003 compared to 2002.

Cash Used in Investing Activities

Our business is not capital-intensive, and most of our spending to grow the business is funded by operating cash flow. As a result of our Financial Flexibility Programs, we have sold non-core businesses and real estate assets. Proceeds from these sales have partially (or in some cases, fully) offset our capital expenditures and additions to computer software and other intangibles, as described below.

2004 vs. 2003

Net cash used in investing activities totaled $39.2 million in 2004, compared with $65.3 million in 2003. This change primarily relates to the following activities in both years.

During 2004, we increased our net investment in marketable securities by $70.8 million. During the first quarter of 2004, we sold our Nordic operations to Bonnier Affarsinformation AB (“Bonnier”). We received proceeds from the sale of $42.7 million, consisting of cash of $35.9 million, notes receivable of $5.9 million, of which $0.8 million has been collected in 2004, and another receivable of $0.9 million. In the second quarter of 2004, we wrote-off the other receivable of $0.9 million related to this transaction.

During the first quarter of 2004, we sold our operations in India and our Distribution Channels in Pakistan and the Middle East for $7.7 million. We received proceeds of $7.3 million (net of withholding tax), consisting of cash of $6.5 million and an investment in the amount of $0.8 million representing a 10% remaining interest in the divested entity.

During the second quarter of 2004, we completed the sale of our Central European operations to Bonnier. Proceeds were $25.7 million, consisting of $18.1 million in cash and $7.6 million in other receivables, of which $5.6 million has been collected in 2004.

During the third quarter of 2004 we received $0.7 million for the sale of an investment that was acquired during our acquisition of Hoover’s in the first quarter of 2003.

During the fourth quarter of 2004, we also completed the sale of our operations in France and Iberia. Proceeds from the sale of our operations in France to Base D’Informations Legales Holding S.A.S., a major business information provider to the French market, were $30.1 million which consisted of $15.0 million in cash, $14.0 million in other receivables, and $1.1 million in other assets. Proceeds from the sale of our Iberian operations to Informa S.A., a leading provider of business information in Spain, were $13.5 million which consisted of $13.2 million in cash and $0.3 million in other assets.

During 2004, we acquired an additional 16% of RIBES S.p.A., a leading provider of business information to Italian banks for $3.4 million (net of cash acquired), of which $2.0 million was paid during the fourth quarter of 2004. The remaining $1.4 million will be paid during 2005. In 2003, we invested $1.9 million to acquire 17.5% of RIBES S.p.A. At December 31, 2004 and 2003, our interest in RIBES S.p.A. was 51% and 35%, respectively.

In 2003, we received proceeds of $80.2 million from the sale of our European headquarters building in High Wycombe, England, and we received $1.9 million in connection with the sale of our interest in Singapore during the third quarter, collection of the note receivable received during the sale of our Korean operations in the fourth quarter of 2002, and $0.4 million received in connection with the sale of our equity interest in our Italian operations during the first quarter of 2003. We used $92.5 million of cash generated from operations to acquire Hoover’s and $5.5 million to obtain a controlling interest in three Italian real estate data companies, net of cash acquired.

Investments in capital expenditures and computer software were $28.8 million in 2004 and $30.3 million in 2003, primarily in the North America segment.

2003 vs. 2002

Net cash used in investing activities totaled $65.3 million in 2003, compared with $55.2 million in 2002. This change primarily relates to the following activities in both years.

During 2003, we received proceeds of $80.2 million from the sale of our European headquarters building in High Wycombe, England, and we received $1.9 million in connection with the sale of our interest in Singapore during the third quarter, collection of the note receivable received during the sale of our Korean operations in the fourth quarter of 2002, and $0.4 million received in connection with the sale of our equity interest in our Italian operations during the first quarter of 2003. We used $92.5 million of cash generated from operations to acquire Hoover’s and $5.5 million to obtain a controlling interest in three Italian real estate data companies, net of cash acquired.

In 2002, we received $21.5 million from the sale in the second quarter of our buildings in Berkeley Heights and Murray Hill, New Jersey, and the related assets. We received $3.0 million in the third quarter in connection with the sale of our interest in our Singapore operation, and we received $1.8 million in the fourth quarter in connection with the sale of our Korean operation. We used $21.2 million of cash generated from operations to acquire Data House, net of cash acquired.

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

Cash Used in Financing Activities

There was no change in our long-term borrowings in 2004, 2003 or 2002. In the first quarter of 2001, we issued $300 million in five-year, fixed-rate notes. If we fail to comply with certain covenants under our five-year notes, the maturity of the notes could be accelerated. We have been in compliance with these covenants since we issued the notes, and we believe that the likelihood is remote that we would fail to meet these covenants. The cash proceeds from the issuance of these notes were used to repay a $300 million obligation resulting from the purchase of an unrelated partner’s interest in a limited partnership.

During the third quarter of 2004, we entered into a new multi-year credit agreement, which will expire in September 2009, and terminated our previous multi-year and 364-day credit agreements. Our aggregate availability under the new facility is $300 million, while our aggregate availability under the terminated facilities was $275 million ($175 million under the multi-year facility and $100 million under the 364-day facility). At December 31, 2004, no borrowings were outstanding under the new facility. The facility also supports our commercial paper borrowings up to $300 million. We did not draw on any of these facilities in 2003 or 2004. We also have not borrowed under our commercial paper program in 2003 or 2004. We believe that cash flows generated from operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs, including any payments that may be required in connection with our Financial Flexibility Program restructuring charges discussed in Note 3, to meet commitments and contract obligations as presented in Note 12, and to settle the contingencies discussed in Note 13 to our consolidated financial statements, excluding the legal matters identified therein for which the exposures are not estimable. The new facility requires the maintenance of interest coverage and total debt to EBITDA ratios (each as defined in the agreement). We were in compliance with all requirements at December 31, 2004 and 2003.

2004 vs. 2003

Net cash used in financing activities was $233.5 million in 2004 and $132.8 million in 2003.

During 2004 and 2003, cash used in financing activities was largely attributable to the purchase of treasury shares. In 2004, we repurchased 971,654 shares of D&B stock for $51.8 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, we repurchased 3,601,986 shares for $200.0 million related to a previously announced $200 million one-year share repurchase program approved by our Board of Directors in February 2004. In 2003, we repurchased 1,381,276 shares of stock for $56.1 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, in 2003, we repurchased 2,377,924 shares for $100.0 million to complete a previously announced $100 million two-year share repurchase program approved by our Board in October, 2002. This program was completed by December 31, 2003.

In 2004, net proceeds from our employee stock plans were $18.0 million, compared with $23.4 million in 2003.

2003 vs. 2002

Net cash used in financing activities was $132.8 million in 2003 and $104.7 million in 2002.

During 2003 and 2002, cash used in financing activities was largely attributable to the purchase of treasury shares. In 2003, we repurchased 1,381,276 shares of stock for $56.1 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, in 2003, we repurchased 2,377,924 shares for $100.0 million to complete a previously announced $100 million two-year share repurchase program approved by our Board of Directors in October 2002. In January 2002, we acquired 2,500,000 of our shares in a privately negotiated block trade for $85.1 million. Also in 2002, we repurchased 855,200 of our shares for $32.6 million to mitigate the dilutive effect of shares issued under stock incentive plans and in connection with our Employee Stock Purchase Plan.

In 2003, net proceeds from our employee stock plans were $23.4 million, compared with $12.1 million in 2002.

Future Liquidity — Sources and Uses of Funds

Contractual Cash Obligations

The following table quantifies as of December 31, 2004, our contractual obligations that will require the use of cash in the future.

	Payments Due by Period
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
	(Amounts in millions)
Long-Term Debt(1)	$300.0	$—	$300.0	$—	$—	$—	$—
Operating Leases(2)	$103.9	$24.3	$22.0	$16.0	$11.7	$9.4	$20.5
Obligations to Outsourcers(3)	$580.6	$75.3	$76.5	$76.1	$77.6	$77.4	$197.7
Pension and Other Postretirement Benefits
Payments/Contributions(4)	$870.2	$42.4	$34.1	$38.2	$35.2	$31.7	$688.6
Spin-off Obligation(5)	$21.3	$21.3	$—	$—	$—	$—	$—

(1)	Our $300.0 million debt obligation under our fixed-rate notes is repayable in March 2006.

(2)	Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three years. These leases are frequently renegotiated or otherwise changed as advancements in computer technology present opportunities to lower costs and improve performance.

(3)	In July 2002, we outsourced certain technology functions to CSC under a 10-year agreement, which we may terminate for a fee at any time effective after July 2003 and under certain other conditions. Under the terms of the agreement, CSC is responsible for the data center operations, technology help desk and network management functions in the United States and in the United Kingdom and for certain application development and maintenance through July 31, 2012. In 2004, we incurred $63.0 million under this contract and have a remaining commitment of approximately $481 million.
In December 2003, we signed a three-year agreement with ICT Group, Inc. (“ICT”), effective January 2004, to outsource certain marketing calling activities. We may terminate this agreement for a fee at any time. Under the terms of the agreement, ICT will be responsible for performing certain marketing and credit-calling activities previously performed by D&B’s own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year. In 2004, we incurred $5.6 million under this contract and have a remaining commitment of approximately $6 million.
On October 15, 2004, we entered into a seven-year outsourcing agreement with IBM. Under the terms of the agreement, we will transition certain portions of our data acquisition and delivery, customer service, and financial processes to IBM. In addition, we can terminate at our discretion, subject to payment of termination fees that decline over the term, or for cause. In 2004, we incurred $2.2 million under this contract and have a remaining commitment of approximately $93 million.

(4)	Pension and Other Postretirement Benefits Payments/Contributions:
Represents projected contributions to our non-U.S. defined benefit plans as well as projected benefit payments related to our unfunded plans, including the U.S. Non-Qualified Plans and our postretirement benefit plan. We do not expect to make any contributions to our U.S. Qualified Plan. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of 2004 and include benefits attributable to estimated future employee service. A closed group approach is used in calculating the projected benefit payments, assuming only the participants who are currently in the valuation population are included in the projection and the projected benefits continue for approximately 99 years.

(5)	As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and D&B entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/D&B2 stock options (including Moody’s/D&B2 options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction goes to the issuing company of the stock option. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed upon treatment of the tax deductions thereunder, then the party that becomes then entitled to take the deduction may be required to indemnify the other party for the loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that appears to require that the tax deduction belongs to the employer of the optionee and not the issuer of the option. Accordingly, under the TAA, we received the benefit of additional tax deductions and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to 2003 and 2004 of approximately $21 million in the aggregate for such years. This potential reimbursement is a reduction to Shareholders’ Equity and has no impact on EPS.

Financial Flexibility Program

In 2005, we will continue to implement our flexible business model through the following:

•	Improving operating efficiency with a focus on evaluating opportunities in our International segment, and

•	Leveraging current outsourcing partners and vendors to drive quality and cost efficiencies primarily in the area of technology.

We expect to complete all actions under the 2005 Financial Flexibility Program by December 2005. On an annualized basis, these actions are expected to create $70 million to $80 million of financial flexibility (approximately $50 million in 2005), before any restructuring charges and transition costs and before any reallocation of spending. To implement these measures and complete our 2004 program, we expect to incur transition costs of approximately $20 million to $22 million. In addition, we expect to incur non-core restructuring charges totaling approximately $30 million to $35 million pre-tax, of which $28 million to $32 million relate to severance and termination costs and $2 million to $3 million relate to lease termination obligations and other exit costs, in 2005. The $30 million to $35 million pre-tax charge includes approximately $10 million of restructuring charges to complete the IBM outsourcing. Approximately $60 million to $65 million of these transition costs and restructuring charges are expected to result in cash expenditures.

Share Repurchases and Dividends

In February 2005, we announced that our Board of Directors authorized a new $400 million two-year share repurchase program. This program is in addition to our existing share repurchase program to offset the dilutive effect of shares issued under employee benefit plans. We expect to fund the program from cash on hand and to execute the program evenly over the next two-year period. Through February 28, 2005, we repurchased 168,000 shares at an aggregate cost of $10.0 million.

We have not paid cash dividends since we separated from Moody’s in 2000, and we have decided to continue this policy.

Potential Payments in Tax and Legal Matters

We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in “Item 3. Legal Proceedings.” We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in these matters.

Pension Plan and Postretirement Benefit Plan Contribution Requirements

For financial statement reporting purposes, the funded status of our pension plans, as determined in accordance with GAAP, was a surplus of $89.8 million for the U.S. Qualified Plan, a deficit of $231.0 million for the U.S. Non Qualified Plans, and a deficit of $58.4 million for the non U.S. plans at December 31, 2004, compared to a surplus of $101.6 million, a deficit of $221.0 million, and a deficit of $46.0 million, respectively, at December 31, 2003. The deterioration in funded status was due primarily to the higher projected benefit obligation at December 31, 2004 driven by the lower interest rate, other assumption changes and experience loss during the year, partially offset by the gains in the plans’ equity investments. This is detailed further in Note 10 to our consolidated financial statements.

For funding purposes, governed by the Internal Revenue Service regulations, we are not required to contribute to the U.S. Qualified Plan, the largest of our six plans, in 2005 as the plan is considered “fully funded” under the provisions of the Internal Revenue Code.

If the U.S. Qualified Plan asset returns are flat and the assets decline by the amount of benefits paid to plan participants, and all other factors affecting when contributions are required remain the same, we would not be required to make contributions to this plan until 2008. If plan assets appreciate between now and 2008, the need to make a required contribution would be delayed beyond 2008. If plan assets depreciate, we could be required to make contributions sooner than 2008. In addition, if the U.S. Congress renews the Pension Funding Equity Act, we could delay contributions beyond 2008, assuming there is no return on plan assets. (This Act includes a provision governing the Current Liability Interest Rate to be used beginning in 2004 for calculating the Additional Funding Requirement under the Internal Revenue Code. However, the Act provides only two years of relief.) Whether or not contributions are required, we may voluntarily make contributions to this plan sooner than 2008, if allowable under Internal Revenue Code funding provisions.

We expect to continue to make cash contributions to our five other pension plans in 2005. The expected 2005 contribution amount is approximately $26.4 million, compared with $19.1 million in 2004. In addition, we expect to make benefit payment related to our postretirement benefit plan of approximately $16.0 million in 2005, compared with $14.7 million in 2004. See the table of Contractual Cash Obligations on page 52 for projected contributions and benefit payments beyond 2005.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements. Additionally, we have not engaged in any significant related-party transactions.

Forward-Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in filings with the Securities and Exchange Commission, in reports to shareholders and in press releases and investor Webcasts. These forward-looking statements can be identified by the use of words like “anticipates,” “aspirations,” “believes,” “continues,” “estimates,” “expects,” “goals,” “guidance,” “intends,” “plans,” “projects,” “strategy,” “targets,” “will” and other words of similar meaning. They can also be identified by the fact that they do not relate strictly to historical or current facts.

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

Demand for our products is subject to intense competition, changes in customer preferences and, to a lesser extent, economic conditions. Our results are dependent upon our continued ability to:

•	successfully manage our outsource vendors and our strategic partners in our International segment and fully realize expected DUNSRightTM quality process improvements;

•	effectively communicate and sell the value of our DUNSRightTM quality process to our customers, improve customer satisfaction and increase penetration into existing customer accounts;

•	reallocate expenses to invest for growth through our Financial Flexibility Program;

•	accurately forecast cost increases associated with increasing revenue growth;

•	accurately forecast the cost of complying with increasing regulatory requirements, such as Sarbanes-Oxley requirements;

•	invest in our database and maintain our reputation for providing reliable data;

•	execute our plan to improve the business model of our International segment and thereby improve our global data quality while realizing improved financial performance, including operating margins, in that segment;

•	manage employee satisfaction and maintain our global expertise as we implement our Financial Flexibility Program;

•	protect against damage or interruptions affecting our database or our data centers;

•	develop new products or enhance existing ones to meet customer needs;

•	sustain growth in the context of our competition, including challenges to our E-Business in light of the acquisition of OneSource by I-USA, the launch of competitive products, the potential improvement of other pan-European networks in Europe, and the efforts by Equifax to grow their position in the small business decision-making market; and

•	implement pricing programs and policies that enable us to capture the additional value we provide through enhanced data and services.

We are also subject to the effects of foreign economies, exchange rate fluctuations, U.S. and foreign legislative or regulatory requirements, and the adoption of new or changes in accounting policies and practices including pronouncements promulgated by the Financial Accounting Standards Board or other standard-setting bodies. Our results are also dependent upon the availability of data for our database and the ability of our strategic partners to fulfill their contractual obligations to satisfy our customers and promote and protect the D&B brand. In addition, the Company’s ability to repurchase shares is subject to market conditions, including trading volume in the Company’s stock. Developments in any of these areas could cause our results to differ materially from results that have been or may be projected. With respect to the ultimate resolution or settlement of our Tax Legacy Matters, the final amounts payable by us may differ from the estimates reflected in our current reserves due to a number of factors, including judicial, legislative and/or regulatory developments, the terms of any final settlement agreements, final interest computations, the terms of the Tax Sharing Agreements, and the other parties having a contractual obligation to pay a portion of this liability paying their allocable share on a timely basis.

We elaborate on the above list of important factors throughout this document and in our other filings with the SEC, particularly in the discussion of our prominent trends, risks and uncertainties, below. It should be understood that it is not possible to predict or identify all risk factors. Consequently, the above list of important factors or the trends, risks and uncertainties discussed below should not be considered to be a complete discussion of all our potential trends, risks and uncertainties. We do not undertake to update any forward-looking statement we may make from time to time.

Trends, Risks and Uncertainties

We may be unable to achieve our revenue and earnings per share growth targets.

We have established revenue and earnings per share growth targets for 2005 and aspirations for the long term. While we made progress towards our goals and believe our initiatives to transform our business have established a platform to reach these goals, we have not yet achieved our aspiration to attain our revenue growth goals on a sustainable basis. In order to reach our aspiration, we are undertaking a number of initiatives to both increase and maintain our revenue in each of our product lines, including scaling high-growth products, such as our Self-Awareness Solution. While we believe that our initiatives in each product line will be sufficient to achieve and maintain our desired revenue growth, no assurance can be made as to when or if we will be successful. A failure to reach and maintain our desired revenue growth or to continue to reach our earnings per share growth could have a material adverse effect on the market value of our common stock.

We may be unable to reduce our expense base through our Financial Flexibility program, and the related reinvestments from savings from this program may not produce the level of desired revenue growth.

Successful execution of our Blueprint for Growth strategy will include reducing our expense base through our Financial Flexibility program, and reallocating our expense base reductions into initiatives that produce our desired revenue growth. The success of this program may be affected by our ability to implement all of the actions required under this program within the established timeframe, to enter into or amend agreements with third-party vendors to renegotiate terms beneficial to the Company, and to complete agreements with our local works councils and trade unions related to potential reengineering actions in certain International markets. While we have been successful at reducing our expense base to date, our reallocations into initiatives have not yet resulted in a sustained level of revenue growth over a multi-year period. If we fail to continue to reduce our expense base, or if we do not achieve our desired level of revenue growth, the market value of our common stock may suffer.

We are dependent upon third parties for certain services.

As part of our Financial Flexibility Programs, we have outsourced various functions, including certain of our data center operations and development functions, as well as certain portions of our data acquisition and delivery, customer service and financial processes. If one of the third-party providers were to experience financial or operational difficulties, their services to us may suffer.

Data suppliers might withdraw data from us, leading to our inability to provide products and services.

We obtain much of the data that we use from third parties, direct contact with businesses through our call centers, and by purchasing data from public record sources. As we implement business model changes in various countries in our International segment, we are entering into agreements with a single provider for all of our local data requirements from those countries. We could suffer a material adverse effect if owners or providers of the data we use were to withdraw the data, cease making the data available, or not adhere to our data quality requirements. If a substantial number of data providers were to withdraw their data, cease making it available, or not adhere to our data quality standards, our ability to provide products and services to our customers could be materially adversely impacted, which could result in decreased revenue, net income and earnings per share.

We may be unable to adapt successfully to changes in our customers’ preferences for our products.

Our success depends in part on our ability to adapt our products to our customers’ preferences. Advances in information technology and uncertain or changing economic conditions are changing the way our customers use business information. As a result, our customers are demanding lower prices and more from our products, such as decision-making tools like credit scores and electronic delivery formats. For example, our customers have been switching from our traditional products such as the Business Information Report, or BIR, which generally offer raw information, to other lower-priced products that offer credit ratings and decisions. If we do not successfully adapt our products to our customers’ preferences, our business, financial condition and results of operations would be adversely affected.

We face competition that may cause price reductions or loss of market share.

We are subject to competitive conditions in all aspects of our business. We compete directly with a broad range of companies offering business information services to customers. We have faced increased competition from consumer credit companies that offer consumer information products to help their customers make credit decisions regarding small businesses. We discuss further competitive conditions within our segments under “Item 1. Competition” above.

We also face competition from:

•	the in-house operations of the businesses we seek as customers;

•	other general and specialized credit reporting and other business information services;

•	other information and professional service providers; and

•	credit insurers.

In addition, business information products and services are becoming more readily available, principally due to the expansion of the Internet, greater availability of public data and the emergence of new providers of business information products and services. Weak economic conditions can result in customers’ seeking to utilize free or lower-cost information that is available from alternative sources such as the Internet and European Commission sponsored projects like the European Business Register. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins and loss of market share.

We are undertaking various initiatives in our International segment that are critical to achieving our aspiration, which may not be successful.

The success of our initiatives in our International segment is important to our ability to achieve our aspiration. These initiatives are primarily focused on improving our competitive position while improving our operating margins in our International segment, both by increasing revenue and lowering our expense base. Examples of initiatives we are undertaking are:

•	implementing specific process re-engineering projects designed to improve efficiency and productivity in our business; and

•	optimizing revenue and profits realized by the sale of data collected by partner organizations in certain markets.

There can be no assurance that these or other initiatives we may undertake will be successful in attaining a consistent and sustainable level of improved International financial performance. For example, we may not reduce costs of our operations through re-engineering to the extent expected due to challenges in implementing new technology plans, or our efforts by partner organizations to increase the value of the data they provide us may not result in significant improvements in data quality.

If we fail to improve the financial performance of our International segment, the market value of our common stock could be materially adversely affected.

Our operations in the International segment are subject to various risks associated with operations in foreign countries.

Our success depends in part on our various operations outside the United States. Our International segment accounted for 27% of our total revenue in 2004. Our International businesses are subject to many challenges, the most significant being:

•	we do not have market leadership positions in all countries in which we operate, making us particularly susceptible to competitive pressures;

•	our competition is primarily local, and our customers may have greater loyalty to our local competitors;

•	credit insurance is a significant credit risk mitigation tool in certain markets, thus reducing the demand for information-based credit risk mitigation tools, such as those offered by us;

•	in some markets, key data elements are generally available from public-sector sources, thus reducing our data collection advantage; and

•	prior to the launch of our Blueprint for Growth strategy in October 2000, our investment decisions were made at the country level and not in a coordinated fashion. While we have made significant investments to mitigate this situation, we are still faced with uneven data quality in some local markets.

Our International strategy includes forming strategic relationships in certain markets with third parties to improve our data quality. While we are applying methodical processes to ensure these alliances will create a competitive advantage for D&B, there are no assurances that these alliances will be successful.

The issue of data privacy is an increasingly important area of public policy in various European markets, and we operate in an evolving regulatory environment that could adversely impact aspects of our business.

Our operating results could also be negatively affected by a variety of other factors affecting our foreign operations, many of which are beyond our control. These factors include currency fluctuations, economic, political or regulatory conditions in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in International business activities generally include, among others:

•	longer accounts receivable payment cycles;

•	the costs and difficulties of managing international operations and alliances;

•	greater difficulty enforcing intellectual property rights; and

•	the need to comply with a broader array of regulatory and licensing requirements, the failure of which could result in fines, penalties or business suspensions.

Our results of operations may suffer if the economy weakens.

Demand for some of our products is influenced by economic trends. If the economy weakens, we may experience a reduction in the demand for certain of our products as customers look for ways to reduce their expenses.

Economic weakness may also result in certain of our customers going out of business or combining with other companies. When companies combine, their post-consolidation spending on our products is invariably less than their aggregate pre-consolidation spending. In addition, companies may streamline their credit departments, thus reducing the number of users of our products. Customers may also take longer to make spending decisions, causing us to expend greater resources and divert sales resources from other opportunities, negotiate harder on price, and seek cheaper alternatives to our products. In challenging economic times, price competition may increase, which adversely impacts our revenue and profit margins.

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

Also, we have licensed, and we may license in the future, proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by the business partners to whom we grant non-exclusive licenses, they may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. In addition, it cannot be assured that these licensees will take the same steps we have taken to prevent misappropriation of our solutions or technologies.

We rely on annual contract renewals.

We derive a substantial portion of our revenue from annual customer contracts. If we are unable to renew a significant number of these contracts, our revenue and results of operations would be harmed.

We may not be able to grow the E-Business component of our strategy.

One component of our Blueprint for Growth strategy was to become an important player on the Web. To implement this component, we acquired a Web-based business (Hoover’s) and transitioned our business to a Web-based business model. There are risks associated with a Web-based business model. For example, our business will suffer if we are unable to:

•	successfully utilize marketing to acquire, retain and grow Web-based customers;

•	successfully accelerate the overall growth of the Hoover’s business;

•	successfully develop new features to justify higher price points for Hoover’s services;

•	develop products that are understandable and easy to use over the Web;

•	minimize disruptions in our service and other system failures that reduce customer satisfaction;

•	develop features and sales channels in support of increasing market penetration of enterprise customers;

•	minimize difficulties that delay or prevent the successful development, introduction and marketing of our Web-based products; and

•	successfully expand the use of Hoover’s into international markets.

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

Certain types of information we gather, compile and publish are subject to regulation by governmental authorities in certain markets in which we operate, particularly in Europe. In addition, there is increasing awareness and concern among the general public regarding marketing and privacy matters, particularly as they relate to individual privacy interests and the ubiquity of the Internet. These concerns may result in new laws and regulations. Compliance with existing laws and regulations has not to date seriously affected our business, financial condition or results of operations. Nonetheless, future laws and regulations with respect to the collection, management and use of information, and adverse publicity or litigation concerning the commercial use of such information, could affect our operations. This could result in substantial regulatory compliance or litigation expense or a loss of revenue.

Italian Tax Legislation

As further described above in the section “Segment Results — International,” on February 1, 2005, regulations implementing new tax legislation became effective in Italy that are expected to significantly increase the cost of conducting our Italian real estate data information business by up to approximately $30 million in 2005. Specifically, the regulations increase data acquisition costs for Italian real estate information and require that we pay a fee each time we resell or license that data. Our plan is to fully address the increased costs through price increases to our customers to mitigate the impact to our operating income; however, for the reasons stated herein, it is too early to predict the final impact that this new legislation and related regulations will ultimately have on our Italian real estate data information business.

Changes in the legislative or regulatory environments may adversely affect our benefits plans.

Last year, the United States District Court for the Southern District of Illinois affirmed its earlier ruling that IBM’s cash balance pension plan violated the age discrimination provisions of ERISA. IBM has announced, however, that it will appeal this decision, and the Treasury Department recently proposed legislation to clarify that cash balance plans do not violate the age discrimination rules if they meet certain criteria. Therefore, it is not possible at this time to determine whether the IBM ruling will ultimately have any material effect on our cash balance plan or our financial position.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7, in this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements and Schedules

Page(s)
Management’s Report on Internal Control Over Financial Reporting and Statement of Management Responsibility for Financial Statements	62
Report of Independent Registered Public Accounting Firm	63
Consolidated Financial Statements:
At December 31, 2004 and 2003:
Consolidated Balance Sheets	66
For the years ended December 31, 2004, 2003 and 2002:
Consolidated Statements of Operations	65
Consolidated Statements of Cash Flows	67
Consolidated Statements of Shareholders’ Equity	68
Notes to Consolidated Financial Statements	69

Schedules

Schedules are omitted as not required or inapplicable or because the required information is provided in our consolidated financial statements, including the notes to our consolidated financial statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING AND
STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

We have prepared and are responsible for the consolidated financial statements and related information that appears on pages 65 to 114. The consolidated financial statements, which include amounts based on the estimates of management, have been prepared in conformity with accounting principles generally accepted in the United States of America. Other financial information in this annual report is consistent with that in the consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management designed our internal control systems in order to provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing for division of responsibilities, careful selection and training of qualified financial personnel and a program of internal audits.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

We engaged independent auditors to conduct an audit of, and render an opinion on, the financial statements in accordance with generally accepted auditing standards in the United States of America. The audit included an assessment of the systems of internal controls and tests of transactions to the extent considered necessary by the auditors to support their opinion. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

The Board of Directors, through its Audit Committee, consisting solely of non-employee directors, is responsible for reviewing and monitoring our financial reporting and accounting practices. PricewaterhouseCoopers LLP and the internal auditors each have full and free access to the Audit Committee and meet with it regularly, with and without management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of The Dun & Bradstreet Corporation:

We have completed an integrated audit of The Dun & Bradstreet Corporation’s 2004 financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows, present fairly, in all material respects the financial position of The Dun & Bradstreet Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1, 2, 3, and 10, the Company adopted the provisions of FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in 2004 and Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” in 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 9, 2005

THE DUN & BRADSTREET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(Dollar amounts in millions, except per share data)
Operating Revenues	$1,414.0	$1,386.4	$1,275.6
Operating Expenses	403.9	433.3	392.1
Selling and Administrative Expenses	612.0	579.9	512.5
Depreciation and Amortization	47.3	64.0	84.2
Restructuring Expense	32.0	17.4	30.9
Operating Costs	1,095.2	1,094.6	1,019.7
Operating Income	318.8	291.8	255.9
Interest Income	8.4	4.2	3.0
Interest Expense	(18.9)	(18.6)	(19.5)
Other Income (Expense) — Net	32.5	3.0	(0.2)
Non-Operating Income (Expense) — Net	22.0	(11.4)	(16.7)
Income before Provision for Income Taxes	340.8	280.4	239.2
Provision for Income Taxes	129.2	106.2	94.1
Equity in Net Income (Losses) of Affiliates	0.2	0.3	(1.7)
Net Income	$211.8	$174.5	$143.4
Basic Earnings Per Share of Common Stock	$3.01	$2.37	$1.93
Diluted Earnings Per Share of Common Stock	$2.90	$2.30	$1.87
Weighted Average Number of Shares Outstanding — Basic	70,415,000	73,490,000	74,511,000
Weighted Average Number of Shares Outstanding — Diluted	73,104,000	75,826,000	76,874,000

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(Dollar amounts in millions, except per share data)
Assets
Current Assets
Cash and Cash Equivalents	$252.9	$239.0
Marketable Securities	82.6	5.1
Accounts Receivable — Net of Allowance of $19.4 at December 31, 2004 and $21.8 at December 31, 2003	382.1	355.8
Other Receivables	16.8	29.3
Deferred Income Tax	15.9	27.5
Assets Held for Sale	—	52.6
Other Current Assets	11.8	21.5
Total Current Assets	762.1	730.8
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $202.5 at December 31, 2004 and $230.1 at December 31, 2003	51.2	55.1
Prepaid Pension Costs	455.3	414.5
Computer Software, Net of Accumulated Amortization of $328.0 at December 31, 2004 and $306.6 at December 31, 2003	32.4	47.2
Goodwill, Net	217.0	256.9
Deferred Income Tax	60.9	56.0
Other Non-Current Assets	56.6	64.2
Total Non-Current Assets	873.4	893.9
Total Assets	$1,635.5	$1,624.7
Current Liabilities
Accounts Payable	$51.2	$50.9
Accrued Payroll	110.8	101.2
Accrued Income Tax	22.2	49.3
Liabilities Held for Sale	—	13.9
Other Accrued and Current Liabilities	140.8	129.3
Deferred Revenue	388.6	391.3
Total Current Liabilities	713.6	735.9
Pension and Postretirement Benefits	468.0	459.9
Long Term Debt	300.0	299.9
Other Non-Current Liabilities	99.7	80.6
Commitments and Contingencies (Note 12 and Note 13)

Shareholders’ Equity
Preferred Stock, $.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Series Common Stock, $.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Common Stock, $.01 par value per share, authorized — 200,000,000 shares — issued — 81,945,520 shares	0.8	0.8
Unearned Compensation Restricted Stock	(1.4)	(3.3)
Capital Surplus	198.2	204.4
Retained Earnings	670.3	458.5
Treasury Stock, at cost, 13,331,966 shares at December 31, 2004 and 9,692,002 shares at December 31, 2003	(557.6)	(341.6)
Cumulative Translation Adjustment	(149.0)	(177.3)
Minimum Pension Liability Adjustment	(107.1)	(93.1)
Total Shareholders’ Equity	54.2	48.4
Total Liabilities and Shareholders’ Equity	$1,635.5	$1,624.7

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(Dollar amounts in millions)
Cash Flows from Operating Activities:
Net Income	$211.8	$174.5	$143.4
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	47.3	64.0	84.2
Loss from Sale of Real Estate	—	13.8	—
(Gain) Loss from Sales of Businesses and Investments	(31.5)	2.1	(5.0)
Income Tax Benefit due to Exercise of Stock Incentive Plans	6.9	12.4	5.4
Equity (Gains) Losses in Excess of Dividends Received from Affiliates	(0.2)	(0.3)	1.7
Restructuring Expense	32.0	17.4	30.9
Restructuring Payments	(27.5)	(30.0)	(31.3)
Deferred Income Taxes	71.1	35.5	10.2
Accrued Income Taxes, Net	(16.5)	10.6	59.8
Changes in Current Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(8.5)	(9.3)	2.0
Net (Increase) Decrease in Other Current Assets	8.4	(1.2)	2.2
Increase (Decrease) in Deferred Revenue	28.3	3.5	(8.3)
Increase (Decrease) in Accounts Payable	0.2	—	(1.5)
Net Decrease in Accrued Liabilities	(6.9)	(24.9)	(37.1)
Net Decrease in Other Accrued and Current Liabilities	(6.8)	(7.2)	(7.3)
Changes in Non-Current Assets and Liabilities:
Increase in Other Long-Term Assets	(37.5)	(36.7)	(23.4)
Net Increase (Decrease) in Long-Term Liabilities	(4.8)	9.4	(15.7)
Net, Other Non-Cash Adjustments	1.8	2.1	2.9
Net Cash Provided by Operating Activities	267.6	235.7	213.1
Cash Flows from Investing Activities:
Proceeds from Sales of Real Estate	—	80.2	21.5
Investments in Marketable Securities	(223.2)	(0.2)	(4.5)
Redemptions in Marketable Securities	152.4	4.5	—
Proceeds from Sales of Businesses, Net of Cash Divested	65.8	3.6	4.8
Payments for Acquisitions of Businesses, Net of Cash Acquired	(2.0)	(98.0)	(21.2)
Cash Settlements of Foreign Currency Contracts	(4.8)	(14.6)	(1.1)
Capital Expenditures	(12.1)	(11.0)	(15.8)
Additions to Computer Software and Other Intangibles	(16.7)	(19.3)	(37.7)
Net Assets Held for Sales of Businesses	—	(9.9)	—
Investments in Unconsolidated Affiliates	—	(1.9)	(0.9)
Net, Other	1.4	1.3	(0.3)
Net Cash Used in Investing Activities	(39.2)	(65.3)	(55.2)
Cash Flows from Financing Activities:
Payments for Purchase of Treasury Shares	(251.8)	(156.1)	(117.7)
Net Proceeds from Stock Plans	18.0	23.4	12.1
Net, Other	0.3	(0.1)	0.9
Net Cash Used in Financing Activities	(233.5)	(132.8)	(104.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	19.0	9.5	(6.6)
Increase in Cash and Cash Equivalents	13.9	47.1	46.6
Cash and Cash Equivalents, Beginning	239.0	191.9	145.3
Cash and Cash Equivalents, End	$252.9	$239.0	$191.9
Supplemental Disclosure of Cash Flow Information:
Cash Paid Year to Date for:
Income Taxes, Net of Refunds	$67.6	$47.5	$28.3
Interest Expense	$17.2	$17.2	$18.5

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Years Ended December 31, 2004
	Common Stock ($.01 Par Value)	Unearned Compensation Restricted Stock	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Total Shareholders’ Equity	Comprehensive Income (Loss)
	(Dollar amounts in millions, except per share data)
Balance, January 1, 2002	$0.8	$(1.8)	$227.3	$140.7	$(148.7)	$(203.7)	$(33.6)	$(19.0)
Net Income				143.4				143.4	$143.4
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (714,937)			(8.6)		22.3			13.7
Treasury Shares Reissued Under Employee Stock Purchase Plan (120,894)					3.8			3.8
Treasury Shares Acquired (3,355,200)					(117.7)			(117.7)
Amortization of Restricted Stock Awards		1.2						1.2
Change in Cumulative Translation Adjustment						9.5		9.5	9.5
Change in Minimum Pension Liability Adjustment							(53.6)	(53.6)	(53.6)
Unrealized Losses on Investments				(0.1)				(0.1)	(0.1)
Total Comprehensive Income									$99.2
Balance, December 31, 2002	0.8	(0.6)	218.7	284.0	(240.3)	(194.2)	(87.2)	(18.8)
Net Income				174.5				174.5	$174.5
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (1,545,362)		(5.1)	(14.3)		51.5			32.1
Treasury Shares Reissued Under Employee Stock Purchase Plan (108,440)					3.6			3.6
Treasury Shares Acquired (3,759,200)					(156.1)			(156.1)
Amortization of Restricted Stock Awards		2.1						2.1
Restricted Stock Surrendered		0.3			(0.3)			—
Change in Cumulative Translation Adjustment						16.9		16.9	16.9
Change in Minimum Pension Liability Adjustment							(5.9)	(5.9)	(5.9)
Total Comprehensive Income									$185.5
Balance, December 31, 2003	0.8	(3.3)	204.4	458.5	(341.6)	(177.3)	(93.1)	48.4
Net Income				211.8				211.8	$211.8
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (836,381)		0.5	(6.9)		32.0			25.6
Treasury Shares Reissued Under Employee Stock Purchase Plan (97,295)			0.7		3.8			4.5
Treasury Shares Acquired (4,573,640)					(251.8)			(251.8)
Amortization of Restricted Stock Awards		1.4						1.4
Change in Cumulative Translation Adjustment						28.3		28.3	28.3
Change in Minimum Pension Liability Adjustment							(14.0)	(14.0)	(14.0)
Total Comprehensive Income									$226.1
Balance, December 31, 2004	$0.8	$(1.4)	$198.2	$670.3	$(557.6)	$(149.0)	$(107.1)	$54.2

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
(Tabular dollar amounts in millions, except per share data)

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business.    The Dun & Bradstreet Corporation (“D&B” or “we”) provides global business information, tools and insight, and has enabled customers to Decide with ConfidenceTM. D&B’s proprietary DUNSRightTM process provides customers with quality business information. This quality information is the foundation of D&B’s solutions that customers rely on to make critical business decisions. Customers use D&B Risk Management SolutionsTM to mitigate credit risk, increase cash flow and drive increased profitability, D&B Sales & Marketing SolutionsTM to increase revenue from new and existing customers, and D&B Supply Management SolutionsTM to identify purchasing savings and manage purchasing risk and improve compliance within their supply base. D&B’s E-Business SolutionsTM help customers convert prospects to clients faster.

Basis of Presentation.    The consolidated financial statements include our accounts, as well as those of our subsidiaries and investments in which we have a controlling interest. Investments in companies over which we have significant influence but not a controlling interest are carried on an equity basis. Investments over which we do not have significant influence are recorded at cost. We periodically review our investments to determine if there has been any impairment judged to be other than temporary. Such impairments are recorded as write-downs in the statement of operations. The effects of all significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements of subsidiaries in our International segment reflect a fiscal year ended November 30 to facilitate timely reporting of our consolidated financial results and financial position.

Certain prior-year amounts have been reclassified to conform to the current year presentation.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. As discussed throughout this Note 1, we base our estimates on historical experience, current conditions and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates and assumptions include valuation allowances for receivables and deferred income tax assets; liabilities for potential tax deficiencies and potential litigation claims and settlements; assets and obligations related to employee benefits; allocation of the purchase price in acquisition accounting; long-term asset recoverability; revenue deferrals; and restructuring charges. We review estimates and assumptions periodically and reflect the revisions in the consolidated financial statements in the period in which we determine any revisions to be necessary. Actual results could differ from those estimates under different assumptions or conditions.

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

We have fixed price contracts for larger customers that allow those customers unlimited use within predefined ranges, subject to certain conditions, of the Risk Management Solutions products. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year.

Revenue related to services provided over the contract term (e.g., monitoring services) is recognized ratably over the contract period, typically one year.

Notes to Consolidated Financial Statements—(continued)
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

We have certain product offerings that are sold as multi-element arrangements. The multiple elements may include information files, file updates for certain products, software and/or services. Revenue for each element is recognized when that element is delivered to the customer based upon the fair value for each element. For offerings that include software that is considered to be more than incidental, we recognize revenue when a non-cancelable license agreement has been signed and the product has been shipped. Maintenance revenues, which consist of fees for ongoing support and software updates, are recognized ratably over the term of the contract, typically one year, when the maintenance for the software is considered significant. When maintenance is insignificant, we recognize the revenue associated with the software and maintenance when the agreement is signed and product is shipped.

Revenues from consulting and training services are recognized as the services are performed.

Amounts billed in advance are recorded as deferred revenue on the balance sheet.

Sales Cancellations.    In determining sales cancellation allowances, we analyze historical trends, customer-specific factors, current economic trends and changes in customer demand.

Allowance For Bad Debts.    With respect to estimating bad debt allowances, we analyze the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends.

Restructuring Charges.    Prior to January 1, 2003, we established restructuring reserves in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, we considered the number of individuals to be affected by severance programs, the expected date of their termination and the expected cash payments to be made. We recognized the estimated cost and liability associated with employee terminations when:

•	our Board of Directors approved a plan, which could be implemented within one year, specifying the number of employees to be terminated, their job classifications or functions, and their location and established termination benefits; and

•	we communicated benefits to the affected employees.

In determining lease termination obligations, we considered the expected date of termination and the effect of any sub-lease rental income, if any, for the respective properties. We recognized the cost when management committed to the plan.

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with restructuring activities, including severance and lease termination obligations, and other related exit costs. It nullifies EITF Issue No. 94-3. The principal difference between SFAS No. 146 and EITF Issue No. 94-3 is in the timing of liability recognition. Under SFAS No. 146, we establish a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related exit costs, when the liability is incurred, rather than at the date that we commit to an exit plan. The adoption of SFAS No. 146 has resulted in expense recognition over a period of time rather than at one time for the restructuring activities that we have undertaken after December 31, 2002.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

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

Cash and Cash Equivalents.    We consider all investments purchased with an initial term to maturity of three months or less to be cash equivalents. These instruments are stated at cost, which approximates market value because of the short maturity of the instruments.

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

At December 31, 2004, we had short-term “available for sale” securities of $82.6 million. At December 31, 2003, we had short-term “held to maturity” and long-term “available for sale” securities of $5.1 million and $6.7 million, respectively. The long-term “available for sale” securities are included in “Other Non-Current Assets.”

In addition, we had restricted assets of $12.5 million and $15.5 million at December 31, 2004 and 2003, respectively, held in grantor trusts primarily to fund certain pension obligations (see Note 10). At December 31, 2004 and 2003, the restricted assets solely consisted of cash and cash equivalents. Such amounts are included in “Other Non-Current Assets.”

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Property, Plant and Equipment.    Property, plant and equipment are stated at cost, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are depreciated principally using the straight-line method. Buildings are depreciated over a period of 40 years. Equipment is depreciated over a period of three to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

Computer Software.    We account for computer software used in our business in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, certain computer software costs related to software sold to customers are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Capitalized computer software costs are amortized over its estimated useful life, typically three to five years, and are reported at the lower of unamortized cost or net realizable value. We review the valuation of capitalized software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include significant changes in the manner of use of the assets or strategic decisions made relating to future plans for those assets, as well as consideration of future operating results, significant negative industry trends or economic trends.

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

Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over five to 40 years. Other intangibles resulting from acquisitions are being amortized using the straight-line method, over three to 15 years.

We consider our segments, North America and International, as our reporting units under SFAS No. 142 for consideration of potential impairment of indefinite-lived intangibles, which are included in “Other Non-Current Assets” and goodwill balances. Goodwill is tested for impairment annually, or more often, if an event or circumstance indicates that an impairment loss has been incurred. We assess the recoverability of our goodwill at the reporting unit level. We estimated the fair value of the reporting unit upon adoption of SFAS No. 142 and in our periodic reviews using a revenue multiple. Based on our analyses at December 31, 2004 and 2003, no impairment charges related to goodwill and other intangible assets with indefinite lives have been recognized.

Foreign Currency Translation.    For all operations outside the United States where we have designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For these countries, currency

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

translation adjustments are accumulated in a separate component of shareholders’ equity, whereas transaction gains and losses are recognized in other income (expense) — net. Transaction gains were $5.1 million for 2004 and transaction losses were $0.3 million and $0.1 million in 2003 and 2002, respectively.

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

Stock-Based Compensation.    Our stock-based compensation plans are described more fully in Note 11. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income for our outstanding stock options as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Also, no stock-based compensation cost is reflected in our net income for our Employee Stock Purchase Plan. The cost associated with our restricted stock grants, stock appreciation rights and restricted stock units is included in net income.

The following table summarizes the pro forma effect of stock-based compensation on net income and net income per share as if the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” had been adopted.

	Years Ended December 31,
	2004	2003	2002
Net Income, as reported	$211.8	$174.5	$143.4
Add: Stock compensation cost included in net income, net of tax benefits	6.7	1.8	0.7
Deduct: Total stock compensation cost under fair-value method for all awards, net of tax benefits	(17.2)	(10.5)	(7.7)
Pro forma Net Income	$201.3	$165.8	$136.4
Basic EPS:
As reported	$3.01	$2.37	$1.93
Pro forma	$2.86	$2.25	$1.83
Diluted EPS:
As reported	$2.90	$2.30	$1.87
Pro forma	$2.75	$2.18	$1.77

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Expected stock volatility	30%	30%	30%
Risk-free interest rate	3.83%	2.94%	3.98%
Expected holding period (years)	7.0	4.9	5.0
Weighted average fair value of options granted	$21.66	$11.08	$11.82

Financial Instruments.    We recognize all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

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

We use interest rate swap agreements to hedge long-term fixed-rate debt. When executed, we designate the swaps as fair-value hedges and assess whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. We formally document all relationships between hedging instruments and hedged items, and we have documented policies for our risk management exposures. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of interest expense. The effectiveness of the hedge accounting is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively.

Note 2.	Recent Accounting Announcements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and established standards for determining the circumstances under which a variable interest entity (“VIE”) should be consolidated with its primary beneficiary. FIN No. 46 also requires disclosure about VIEs that we are not required to consolidate but in which we have a significant variable interest. In December 2003, the FASB issued FIN No. 46R which made some revisions and replaced the original FIN No. 46. The adoption of FIN No. 46R in the first quarter of 2004 did not have an impact on our consolidated financial statements as we did not have any VIEs.

In December 2003, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“FAQ”) issued with SAB No. 101. The adoption of SAB No. 104 in the first quarter of 2004 did not have a material impact on our consolidated financial statements.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Reform Act”) was signed into law. In connection with the Medicare Reform Act, FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. The FSP was adopted beginning after July 1, 2004. Under the FSP, if a company concludes that its defined benefit postretirement benefit plan is actuarially equivalent to the Medicare Part D benefit, the employer should recognize the subsidies in the measurement of the accumulated postretirement benefit obligation (“APBO”) under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The resulting reduction of the APBO should be accounted for as an actuarial gain. D&B has reviewed its postretirement benefit plan and concluded, based on the guidance included in the Act, that the plan will be actuarially equivalent in 2006 and for approximately 10 years thereafter. Pursuant to FSP No. FAS 106-2, D&B has chosen to recognize the financial impact of the Medicare Reform Act during the third quarter of 2004 on a prospective basis. As a result, our APBO as of July 1, 2004 decreased by approximately $31 million, subject to changes over time in economic conditions and actual plan experience. Our 2004 postretirement benefit cost decreased by $1.3 million. See Note 10 “Pension and Postretirement Benefits” for a more detailed discussion on the financial impact of FSP No. FAS 106-2.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

In March 2004, the EITF Task Force reached a consensus on EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and disclosure requirements relating to those impairments. The adoption of EITF 03-1 in the first quarter of 2004 did not have an impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or “SFAS No. 123R,” “Share-Based Payments,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This standard requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period that an employee provides service in exchange for the award, which normally would be the vesting period. SFAS No. 123R will be effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The standard has two transition application methods to choose from; the Modified Prospective application or Modified Retrospective application. Under the Modified Prospective application, compensation cost is recognized for new grants and modifications made after the date of the required effective date, plus the remaining unrecognized expense associated with previously issued awards that are not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the Modified Retrospective application, a company is required to restate its financial statements back either (a) to all prior years for which SFAS No. 123 was effective or (b) to only prior interim periods in the year in which SFAS No. 123R is adopted. We will adopt the Modified Prospective application on July 1, 2005. We are finalizing the financial impact that the adoption of SFAS No. 123R will have on our consolidated financial statements.

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales. FSP FAS No. 109-1 provides guidance on the accounting implications of the Act related to the deduction for qualified domestic production activities. The deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction, if any, will be reported in the period in which the deduction is claimed on our tax return. We are currently assessing the Act’s impact and any corresponding financial impact that the adoption of FSP No. FAS 109-1 will have on our consolidated financial statements and expect to finalize our assessment by September 30, 2005.

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. FAS 109-2 provides guidance under FASB Statement No. 109 with respect to recording the potential impact of the repatriation provisions of the Act in income tax expense and deferred tax liability. We are awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Act. Therefore, we are not in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We are currently assessing the impact of applying the guidance of FSP No. FAS 109-2 on our consolidated financial statements and expect to finalize our assessment by September 30, 2005.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Note 3.	Impact of Implementation of the Blueprint for Growth Strategy

Restructuring Charges

Since the launch of our Blueprint for Growth strategy, we have implemented several Financial Flexibility Programs. In each of these programs, we identified ways to reduce our expense base, then we reallocated some of the identified spending to other areas of our operations to improve revenue growth. With each program, we have incurred a restructuring charge, which generally consists of employee severance and termination costs, asset write-offs, and/or costs to terminate lease obligations. These charges are incurred as a result of eliminating, consolidating, standardizing, automating and/or outsourcing operations of our business. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility Programs.

During 2004, we recorded $32.0 million of restructuring charges in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included $28.9 million for severance and termination costs related to approximately 900 employees (including a $0.5 million net pension plan and postretirement charge due to the 2004 Financial Flexibility Program employee actions discussed in the following paragraph) and $3.1 million for lease termination obligations, other costs to consolidate or close facilities and other exit costs. During 2004, approximately 650 employees were terminated in connection with our 2004 Financial Flexibility Program (including 220 employees who transitioned to International Business Machines Corporation (“IBM”) as part of the outsourcing agreement discussed below). Under SFAS No. 146, the current period charge represents the liabilities incurred throughout the year for each of these obligations. By the end of 2005, 425 additional employees will be terminated as part of the 2004 Financial Flexibility Program. We recorded a portion of these severance and termination costs in the 2004 Financial Flexibility Program charge in accordance with SFAS No. 146 guidelines.

In October 2004, as part of the 2004 Financial Flexibility Program, we entered into an agreement with IBM to outsource certain portions of our data acquisition and delivery, customer service, and financial processes. Approximately 650 in total for 2004 and 2005 employees will be impacted by this outsourcing agreement. As described above under the terms of the agreement, approximately 220 employees who primarily performed certain customer service functions in the United States, Canada, United Kingdom and the Netherlands have transitioned to IBM. We will make total payments of approximately $1.8 million to IBM as full satisfaction of any existing liabilities we have for future severance benefits related to the transitioned employees. The severance benefits for the employees who will transition to IBM are included in the $32.0 million restructuring charge discussed above.

In accordance with SFAS No. 87, “Employers’ Accounting for Pension,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we were required to recognize a net curtailment charge for the estimated pension and post retirement expense impact for our pension plans related to the employee actions of the 2004 Financial Flexibility Program. The curtailment accounting requirement of SFAS No. 88 required us to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the layoffs. For our pension plans, this resulted in an immediate curtailment charge of $0.9 million and an immediate reduction to ongoing pension income of $3.3 million, which were both recorded as a charge to earnings during the fourth quarter of 2004. In addition, we recognized a $3.7 million curtailment gain related to our post retirement benefit plan which was recorded as an increase to earnings during the fourth quarter of 2004. All of these items together resulted in an immediate net reduction to earnings of $0.5 million in the fourth quarter 2004, included in the $32.0 million restructuring charge discussed above.

During 2003, we recorded $17.4 million of restructuring charges in connection with the Financial Flexibility Program announced in February 2003 (“2003 Financial Flexibility Program”). The charge included

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

$17.1 million for severance and termination costs related to approximately 500 employees (including a $0.5 million pension plan curtailment charge to the U.S. qualified plan due to the 2003 Financial Flexibility Program employee actions) and $0.3 million for lease termination obligations. As of September 30, 2003, all of the approximately 500 employees had been terminated under the 2003 Financial Flexibility Program.

During the second quarter of 2002, we recorded a $30.9 million restructuring charge in connection with the Financial Flexibility Program announced in February 2002 (“2002 Financial Flexibility Program”). The charge included $18.6 million for severance and termination costs relating to approximately 1,050 employees, $10.6 million for the loss on asset disposals and the write-off of assets that were abandoned (including $9.7 million from the outsourcing discussed in the following paragraph), and $1.7 million for lease termination obligations.

As part of the 2002 Financial Flexibility Program, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”). Under the terms of the agreement, approximately 400 of our employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC. In addition, as part of the agreement, CSC acquired our data center and print-mail facility located in Berkeley Heights, New Jersey, and related assets for $10 million, which we considered the fair value of the assets. This resulted in the $9.7 million impairment loss noted above.

As of December 31, 2004, we have eliminated approximately 4,145 positions (including 300 open positions) and terminated (via attrition and termination) approximately 3,845 employees under our Financial Flexibility Programs since its inception in October 2000. These figures include the 220 employees who were transitioned to IBM and the approximately 400 employees who were transitioned to CSC, as mentioned above.

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2004 Financial Flexibility Program.

	Severance and Termination	Pension Plan and Postretirement Net Charges	Lease Termination Obligations and Other Exit Costs	Total
2004 Restructuring Charges:
Total Charge Incurred during 2004	$28.4	$0.5	$3.1	$32.0
Charge Taken during First Quarter 2004	$9.3	$—	$0.9	$10.2
Payments during First Quarter 2004	(3.8)	—	(0.9)	(4.7)
Balance Remaining as of March 31, 2004	$5.5	$—	$—	$5.5
Charge Taken during Second Quarter 2004	$7.5	$—	$0.5	$8.0
Payments during Second Quarter 2004	(4.1)	—	—	(4.1)
Balance Remaining as of June 30, 2004	$8.9	$—	$0.5	$9.4
Charge Taken during Third Quarter 2004	$2.6	$—	$0.1	$2.7
Payments during Third Quarter 2004	(7.1)	—	(0.4)	(7.5)
Balance Remaining as of September 30, 2004	$4.4	$—	$0.2	$4.6
Charge Taken during Fourth Quarter 2004	$9.0	$0.5	$1.6	$11.1
Payments/ Pension Plan and Postretirement Net Charges during Fourth Quarter 2004	(6.2)	(0.5)	(1.1)	(7.8)
Balance Remaining as of December 31, 2004	$7.2	$—	$0.7	$7.9

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2003 Financial Flexibility Program, which occurred in 2003.

	Severance and Termination	Pension Curtailment	Lease Termination Obligations	Total
2003 Restructuring Charges:
Total Charge Incurred during 2003	$16.6	$0.5	$0.3	$17.4
Charge Taken during First Quarter 2003	$10.1	$0.5	$0.3	$10.9
Payments/ Curtailment during First Quarter 2003	(2.6)	(0.5)	—	(3.1)
Balance Remaining as of March 31, 2003	$7.5	$—	$0.3	$7.8
Charge Taken during Second Quarter 2003	$4.9	$—	$—	$4.9
Payments during Second Quarter 2003	(4.5)	—	(0.1)	(4.6)
Balance Remaining as of June 30, 2003	$7.9	$—	$0.2	$8.1
Charge Taken during Third Quarter 2003	$1.6	$—	$—	$1.6
Payments during Third Quarter 2003	(4.0)	—	—	(4.0)
Balance Remaining as of September 30, 2003	$5.5	$—	$0.2	$5.7
Payments during Fourth Quarter 2003	$(4.6)	$—	$(0.1)	$(4.7)
Balance Remaining as of December 31, 2003	$0.9	$—	$0.1	$1.0
Payments during First Quarter 2004	$(0.8)	$—	$—	$(0.8)
Balance Remaining as of March 31, 2004	$0.1	$—	$0.1	$0.2
Payments during Second Quarter 2004	$—	$—	$(0.1)	$(0.1)
Balance Remaining as of June 30, 2004	$0.1	$—	$—	$0.1
Payments during Third Quarter 2004	$(0.1)	$—	$—	$(0.1)
Balance Remaining as of September 30, 2004	$—	$—	$—	$—

The following table sets forth, under the requirements of EITF Issue No. 94-3, the reserves and utilization to date related to our 2002 Financial Flexibility Program.

	Original Charge	2002 Payments/ Asset Write-offs	Balance at 12/31/2002	2003 Payments	Balance at 12/31/2003	2004 Payments	Balance at 12/31/2004
2002 Restructuring Charge for:
Severance and Termination	$18.6	$(7.3)	$11.3	$(10.9)	$0.4	$(0.4)	$—
Asset Write-Offs	10.6	(10.6)	—	—	—	—	—
Lease Termination Obligations	1.7	(0.2)	1.5	(0.2)	1.3	(1.2)	0.1
	$30.9	$(18.1)	$12.8	$(11.1)	$1.7	$(1.6)	$0.1

All the prior year program actions, including our 2003 Financial Flexibility Program, were completed as of September 30, 2003. As of December 31, 2004, there were approximately $1.3 million of restructuring reserves outstanding for future lease termination payments related to these programs.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Additionally, on January 31, 2005, the Board of Directors of D&B approved our 2005 Financial Flexibility Program. (see Note 17).

Divestitures

As part of our Blueprint for Growth Strategy, we implemented our international market leadership strategy which has led to various dispositions over the past three years.

On October 4, 2004, we sold our operations in Iberia to Informa S.A for $13.5 million, primarily consisting of cash, and recognized a pre-tax gain of $0.1 million in 2004 in “Other Income (Expense) — Net.” Our Iberian operations generated $24 million of revenue in 2003.

On October 1, 2004, we completed the sale of our operation in France to Base D’Informations Legales Holding S.A.S. (“Bil Holding”) for $30.1 million, consisting of $15.0 million in cash, $14.0 million in other receivables, and $1.1 million in other assets. We recognized a pre-tax gain of $12.9 million in the fourth quarter of 2004 in “Other Income (Expense) — Net.” The proceeds and gain are subject to change pursuant to the sales agreement between Bil Holding and D&B, which has stipulated period of time to agree on certain post-closing purchase price adjustments. Our French operation generated $38 million of revenue in 2003.

On May 10, 2004, we sold our operations in Germany, Austria, Switzerland, Poland, Hungary and the Czech Republic (“Central European Operations”) to Bonnier Affarsinformation AB (“Bonnier”) for $25.7 million, consisting of $18.1 million in cash and $7.6 million in other receivables, of which $5.6 million has been collected in 2004. We recognized a pre-tax gain of $5.6 million in the second quarter of 2004 in “Other Income (Expense) — Net.” Our Central European Operations generated approximately $52 million in revenue in 2003.

On February 29, 2004, we sold our operations in India and our Distribution Channels in Pakistan and the Middle East for $7.7 million. We received proceeds of $7.3 million (net of withholding tax), consisting of cash of $6.5 million and an investment of $0.8 million representing a 10% interest in the newly formed entity. We recognized a pre-tax gain of $3.8 million in “Other Income (Expense) — Net” in the first quarter of 2004. In 2003, revenue generated from these operations and distribution channels were approximately $6.4 million.

On December 1, 2003, we sold our operations in Sweden, Denmark, Norway, and Finland (“Nordic operations”) to Bonnier, for $42.7 million. The proceeds consisted of cash of $35.9 million, notes receivable of $5.9 million and another receivable of $0.9 million. As a result of our International segment November 30 fiscal year end, we recognized a pre-tax gain of $7.9 million in “Other Income (Expense) — Net” in the first quarter of 2004. Additionally, we wrote-off the $0.9 million other receivable in the second quarter of 2004. Our Nordic operations generated approximately $50.9 million of revenue in 2003.

In all of the divestitures noted above, D&B established a strategic relationship in each of these countries where the buyer will operate the acquired businesses under the D&B name, continue to distribute D&B-branded products and services, and provide D&B with data to support our global customer needs. All these divestitures were part of our International Segment.

During the third quarter of 2003, we sold our equity interest in our Singapore investment and our operations in Israel and recognized a pre-tax gain of $1.8 million and a pre-tax loss of $4.3 million, respectively, in “Other Income (Expense) — Net.”

During the second quarter of 2002, we exited Avantrust LLC (“Avantrust”), our joint venture with American International Group, Inc. (“AIG”). As the market opportunity for e-marketplaces originally envisioned for Avantrust did not develop, AIG and D&B agreed that the focus of Avantrust should shift to selling and marketing AIG solutions. We had an ownership share of 41.8%, which had been accounted for under the equity method. As a result of exiting this joint venture, we recorded a $2.9 million pre-tax write-off of the remaining investment in “Other Income (Expense) — Net” in the second quarter of 2002. We recognized “Equity in Net Losses of Affiliates” of $1.7 million in 2002.

During the third quarter of 2002, we sold a portion of our equity interest in our Singapore operations for $3.0 million, recognizing a pre-tax gain of $2.6 million in “Other Income (Expense) — Net” on this transaction.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

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

Hoover’s, Inc.

During the first quarter of 2003, we acquired Hoover’s, Inc. with cash on hand. The results of Hoover’s operations have been included in our consolidated financial statements since that date. Hoover’s provides information on public and private companies, primarily to senior executives and sales professionals worldwide.

The transaction was valued at $7.00 per share in cash, for a total of $119.4 million. In addition, we capitalized $3.3 million of transaction costs in accordance with SFAS No. 141, “Business Combinations.” The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the acquired assets and liabilities on the basis of their respective fair values. As a result, we recognized goodwill and intangible assets of $66.4 million and $14.5 million, respectively. The goodwill was assigned to our North America segment. Of the $14.5 million of acquired intangible assets, $5.1 million was assigned to trademarks and trade names that are not subject to amortization, and $9.4 million was assigned to subscriber relationships and licensing agreements with useful lives from one to five years. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2003 is not material, and, as such, pro forma results have not been presented.

In 2004, we recorded purchase accounting adjustments which increased deferred tax assets and reduced goodwill by $7.1 million. The majority of the adjustments represents recognition of additional net operating loss carryovers as a result of an Internal Revenue Service pronouncement.

Italian Real Estate Data Companies

During the second quarter of 2003, we paid $6.2 million to acquire controlling interests in three privately held Italian real estate data companies: 100% interest in Italservice Bologna S.r.l. and Datanet S.r.l. and a 51% interest in RDS S.r.l. In addition, we paid $1.9 million to acquire 17.5% of RIBES S.p.A., a leading provider of business information to Italian banks. Together with the 17.5% interest held by our subsidiary Data House, we had 35% interest at December 31, 2003. During the fourth quarter of 2004, we acquired an additional 16% of RIBES S.p.A. for $4.0 million, resulting in a 51% interest at December 31, 2004. The transaction was funded with cash on hand.

These three Italian acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141. The purchase price for controlling interests of the three companies, together with the capitalized transaction costs allowed under SFAS No. 141, was allocated to the acquired assets and liabilities on the basis of their respective fair values. As a result, goodwill of $7.2 million was recognized and assigned to our International segment. No separately identifiable intangible assets were acquired. During the first quarter of 2004, we recorded a purchase accounting adjustment. This adjustment reduced goodwill by $0.9 million.

The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2003 is not material, and as such, pro forma results have not been presented.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

During the third quarter of 2002, we acquired Data House, an Italian provider of commercial and personal real estate information that is used in Italy by banks, notaries, real estate agencies and corporations in business loan decisions, for $22.0 million ($21.2 million, net of cash acquired). The acquisition was funded with cash on hand. We recognized goodwill of $22.6 million in connection with the acquisition, all of which was assigned to our International segment. No separately identifiable intangible assets were acquired. Subsequent to the acquisition, we recorded purchase accounting adjustments, primarily related to the re-evaluation of the valuation allowance with respect to deferred tax assets, and in accordance with SFAS No. 109, reduced the valuation allowance and the original goodwill by approximately $2.3 million in 2003 and $0.7 million in 2004. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2002 is not material, and as such, pro forma results have not been presented.

All the above acquisitions noted above were part of our Blueprint for Growth strategy to enhance our current business through value-creating acquisitions. In addition, all the acquisitions noted above were stock acquisitions, and as a result there was no goodwill deductible for tax purposes.

Note 5.	Income Taxes

Income before provision for income taxes consisted of:

	2004	2003	2002
U.S.	$253.6	$246.4	$215.2
Non-U.S.	87.2	34.0	24.0
Income Before Provision for Income Taxes	$340.8	$280.4	$239.2

The provision (benefit) for income taxes consisted of:

	2004	2003	2002
Current Tax Provision (Benefit):
U.S. federal	$81.2	$50.5	$56.0
State and local	12.2	6.9	8.1
Non-U.S.	25.3	17.4	4.2
Total current tax provision	118.7	74.8	68.3
Deferred Tax Provision (Benefit):
U.S. federal	11.5	32.1	22.9
State and local	0.3	5.8	1.9
Non-U.S.	(1.3)	(6.5)	1.0
Total deferred tax provision	10.5	31.4	25.8
Provision for Income Taxes	$129.2	$106.2	$94.1

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes.

	2004	2003	2002
Statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal tax benefit	3.0	3.0	2.9
Non-U.S. taxes	(2.1)	(1.6)	(1.3)
Valuation allowance	0.5	0.6	—
Interest	2.3	0.9	2.1
Tax credits	(0.9)	—	—
Other	0.1	—	0.6
Effective tax rate	37.9%	37.9%	39.3%

Income taxes paid were approximately $74.2 million, $59.2 million and $40.9 million in 2004, 2003, and 2002, respectively. Income taxes refunded were approximately $6.6 million, $11.7 million and $12.6 million in 2004, 2003 and 2002, respectively.

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2004	2003
Deferred Tax Assets:
Operating Losses	$61.2	$93.8
Fixed Assets	4.8	1.5
Intangibles	25.7	35.2
Post-employment Benefits	—	0.2
Restructuring and Reorganization Costs	4.1	4.9
Bad Debts	6.1	5.9
Accrued Expenses	9.4	7.8
Deferred Revenue	—	0.3
Investments	20.3	4.1
Minimum Pension Liability	59.8	51.5
Other	4.2	0.5
Total Deferred Tax Assets	195.6	205.7
Valuation Allowance	(55.9)	(76.4)
Net Deferred Tax Assets	139.7	129.3
Deferred Tax Liabilities:
Tax Leasing Transactions	(3.0)	(4.6)
Postretirement Benefits	(59.9)	(41.2)
Total Deferred Tax Liability	(62.9)	(45.8)
Net Deferred Tax Asset	$76.8	$83.5

We have not provided for U.S. deferred income taxes or foreign withholding taxes on $296.3 million of undistributed earnings of the Company’s non-U.S. subsidiaries as of December 31, 2004, since we intend to reinvest these earnings indefinitely. Additionally, we have not determined the tax liability if such earnings were remitted to the U.S., as the determination of such liability is not practicable. See Note 1 for our significant policy related to income taxes.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

We have federal, state and local, and foreign tax loss carryforwards, the tax effect of which was $61.2 million as of December 31, 2004. Approximately $39.0 million of these tax benefits have an indefinite carryforward period. Of the remainder, $2.8 million expire in 2005, and $19.4 million expire at various times between 2006 and 2023.

We have established a valuation allowance against non-U.S. net operating losses in the amount of $43.4 million, $76.4 million, and $56.8 million in 2004, 2003, and 2002, respectively, that in the opinion of management, are more likely than not to expire before we can utilize them.

Note 6.	Notes Payable and Indebtedness

Our borrowings at December 31, 2004 and 2003, including interest rate swaps designated as hedges, are summarized below:

	2004	2003
	Liability (Asset)
Long-term, fixed-rate notes	$301.8	$304.7
Fair value of interest rate swaps	(1.9)	(4.9)
Other	0.1	0.1
Long-Term Debt	$300.0	$299.9

The notes with face value of $300 million have a five-year term maturing in March 2006 and bear interest at a fixed annual rate of 6.625%, payable semi-annually. We have entered into interest rate swap agreements to hedge a portion of this long-term debt (see Note 7). The weighted average interest rates on the long-term notes, including the benefit of the swaps on December 31, 2004 and 2003, were 5.62% and 5.61%, respectively.

Other Credit Facilities

During the third quarter of 2004, we entered into a new multi-year credit agreement, which will expire in September 2009, and terminated our previous multi-year and 364-day credit agreement. Our aggregate availability under the new facility is $300 million, while our aggregate availability under the terminated facilities was $275 million ($175 million under the multi-year facility and $100 million under the 364-day facility). At December 31, 2004, we had a total of $300 million of bank credit facilities available at prevailing short-term interest rates, which will expire in September 2009. These facilities also support our commercial paper borrowings up to $300 million. We have not drawn on the facilities and we did not have any borrowings outstanding under these facilities at December 31, 2004 and 2003. We also have not borrowed under our commercial paper program in 2004. We believe that cash flows generated from operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs, including any payments that may be required in connection with our Financial Flexibility Program restructuring charges discussed in Note 3, to meet commitments and contractual obligations as presented in Note 12, and to settle or resolve the contingencies discussed in Note 13 to these consolidated financial statements, excluding the legal matters identified therein for which the exposure are not estimable. The facility requires the maintenance of interest coverage and total debt to EBITDA ratios (each as defined in the agreement). We were in compliance with these requirements at December 31, 2004 and 2003.

At December 31, 2004 and 2003, certain of our international operations also had non-committed lines of credit of $5.9 million and $8.0 million, respectively. We had no borrowings outstanding under these lines of credit as of December 31, 2004 and 2003. These arrangements have no material commitment fees or compensating balance requirements.

Interest paid totaled $17.2 million, $17.2 million and $18.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Note 7.	Financial Instruments with Off-Balance Sheet Risks

We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use short-term foreign exchange forward contracts to hedge short-term foreign currency-denominated loans, investments and certain third party and intercompany transactions and, from time to time, we have used foreign exchange option contracts to reduce our international earnings exposure to adverse changes in currency exchange rates. In addition, we use interest rate swap agreements to hedge a portion of the interest rate exposure on our outstanding fixed-rate notes, as discussed under “Interest Rate Risk Management,” below.

We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2004 and 2003, in our opinion, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at December 31, 2004 and 2003, due to the fact that we sell to a large number of customers in different geographical locations.

Interest Rate Risk Management

Our objective in managing exposure to interest rates is to limit the impact of interest rate changes on earnings, cash flows and financial position, and to lower overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps.

In connection with the $300 million, five-year, fixed-rate note maturing March 2006, we entered into fixed to floating (LIBOR rate indexed) interest rate swap agreements in the third quarter of 2001 with a notional principal amount totaling $100 million, and designated these swaps as fair-value hedges against the long-term fixed rate notes. The arrangement is considered a highly effective hedge, and therefore the accounting for these hedges has no impact on earnings. The changes in the fair value of the hedge and the designated portion of the notes are reflected in our consolidated balance sheets. At December 31, 2004 and 2003, we had no floating-rate debt outstanding.

Foreign Exchange Risk Management

Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our International operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and investments. We use short-term, foreign exchange forward and option contracts to implement our hedging strategies. Typically, these contracts have maturities of twelve months or less. These contracts are executed with creditworthy institutions and are denominated primarily in the British pound sterling and the Euro. The gains and losses on the forward contracts associated with the balance sheet positions hedge are recorded in “Other Income (Expense) — Net” in our consolidated financial statements and are essentially offset by the gains and losses on the underlying foreign currency transactions. The gains and losses on the forward contracts associated with net investment hedges are recorded in “Cumulative Translation Adjustment” in our consolidated financial statements.

At December 31, 2004 and 2003, we had a notional amount of approximately $241.4 million and $297.9 million, respectively, of foreign exchange forward contracts outstanding that offset foreign currency

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

denominated intercompany loans. Gains and losses associated with these contracts were $0.4 million and $1.0 million, respectively, at December 31, 2004, $0.7 million and $0.2 million, respectively, at December 31, 2003, and $0.8 million and $2.3 million, respectively, at December 31, 2002. In addition, at December 31, 2004 and 2003, we had $91.9 million and $83.6 million, respectively, of foreign exchange forward contracts outstanding associated with our international investments. Losses associated with these contracts were $3.6 million and $4.7 million at December 31, 2004 and 2003, respectively. These contracts typically have various expiration dates within three months of entry into such contracts.

Fair Value of Financial Instruments

At December 31, 2004 and 2003, our financial instruments included cash and cash equivalents (including commercial paper investments), marketable securities, accounts receivable, other receivables, accounts payable, short-term and long-term borrowings and foreign exchange forward contracts.

At December 31, 2004 and 2003, the fair values of cash and cash equivalents, marketable securities, accounts receivable, other receivables and accounts and notes payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair-value disclosures, determined based on third-party quotes from financial institutions, are as follows:

	At December 31, 2004		At December 31, 2003
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term debt	$301.9	$309.0	$304.7	$321.3
Risk management contracts:
Interest rate swaps (long-term)	$(1.9)	$(1.9)	$(4.9)	$(4.9)
Foreign exchange forwards (short-term) — Net	4.1	4.1	4.4	4.4
	$2.2	$2.2	$(0.5)	$(0.5)

Note 8.	Capital Stock

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

On September 30, 2000, we separated from Moody’s, and 81,213,520 shares of our Common Stock were distributed to the shareholders of Moody’s/D&B2 (see Note 13 for further discussion on Moody’s/D&B2). Since we have been treated as the successor entity for accounting purposes, our historical financial statements reflect the recapitalization in connection with the 2000 Distribution (see Note 13 for further discussion on the 2000 Distribution), including the elimination of treasury shares (which shares became treasury shares of Moody’s) and the authorization of our Common Stock, Preferred Stock and Series Common Stock.

In connection with our separation from Moody’s, we entered into a Rights Agreement with EquiServe Trust Company, N.A., designed to:

•	minimize the prospects of changes in control that could jeopardize the tax-free nature of the separation by assuring meaningful Board of Directors’ involvement in any such proposed transaction; and

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

•	enable us to develop our businesses and foster our long-term growth without disruptions caused by the threat of a change in control not deemed by our Board of Directors to be in the best interests of shareholders.

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

The Board Affairs Committee of our Board of Directors periodically reviews the Rights Agreement and other anti-takeover measures to determine whether such measures continue to be in the best interests of our shareholders, and whether modifications to such measures are appropriate. In May 2004, the Committee reviewed the measures and determined that they continue to be in our shareholders’ best interests.

Note 9.	Reconciliation of Weighted Average Shares

	2004	2003	2002
	(Share data in thousands)
Weighted average number of shares — basic	70,415	73,490	74,511
Dilutive effect of shares issuable under stock options, restricted stock and performance share plans	2,625	2,213	2,309
Adjustment of shares applicable to stock options exercised during the period and performance share plans	64	123	54
Weighted average number of shares — diluted	73,104	75,826	76,874

In 2004, we repurchased 971,654 shares of stock for $51.8 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, in 2004, we repurchased 3,601,986 shares to complete a previously announced $200 million share repurchase program for $200.0 million. During 2003, we repurchased 2,377,924 shares in connection with the previously announced $100 million share repurchase program for $100.0 million and an additional 1,381,276 shares for $56.1 million to mitigate the dilutive effect of the shares under our stock incentive plans and Employee Stock Purchase Plan. During the first quarter of 2002, we repurchased 2,500,000 shares at the market price of $85.1 million, in a privately negotiated block trade. In addition, over the course of the year, we repurchased an additional 855,200 shares for $32.6 million to mitigate the dilutive effect of the shares issued under our employee benefit plan.

Options to purchase 73,546, 158,540 and 1,601,878 shares of common stock were outstanding at December 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. Our options generally expire 10 years after the grant date.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Note 10.	Pension and Postretirement Benefits

We offer substantially all of our U.S.-based employees coverage in a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”). The defined benefit plan covers active and retired employees including retired individuals from spin-off companies (see Note 13 for further discussion of spin-off companies). The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranges from 3% to 12.5%, based on age and service. Amounts allocated under the plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. We also maintain supplemental and excess plans in the United States (the “U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 73% and 15% of our pension obligation, respectively, at December 31, 2004. Our employees in certain of our international operations are also provided retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

In addition to providing pension benefits, we provide various health care and life insurance benefits for retired employees. U.S.-based employees who retire after age 45 with 10 years of vesting service are eligible to receive benefits. Postretirement benefit costs and obligations are also determined actuarially.

Certain of our non-U.S.-based employees receive postretirement benefits through government-sponsored or -administered programs.

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

Benefit Obligation and Plan Assets

The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also reconciles the funded status of these obligations to the amounts reflected in our financial statements, and identifies the line items in our consolidated balance sheets where the related assets and liabilities are recorded:

	Pension Plans		Postretirement Benefits
	2004	2003	2004	2003
Change in Benefit Obligations
Benefit obligation at January 1	$(1,455.3)	$(1,366.0)	$(162.1)	$(250.9)
Service cost	(14.7)	(13.9)	(0.9)	(1.2)
Interest cost	(86.1)	(84.6)	(7.6)	(14.3)
Benefits paid	86.6	90.5	20.2	16.7
Plan amendment	(0.9)	(0.1)	—	69.4
Impact of curtailment gain (loss)	3.0	1.6	(0.3)	—
Plan participant contributions	(0.8)	—	(5.5)	(3.8)
Actuarial gain (loss)	(30.2)	(0.5)	33.0	22.0
Assumption change	(47.5)	(72.2)	—	—
Effect of changes in foreign currency exchange rates	(18.2)	(10.1)	—	—
Benefit obligation at December 31	$(1,564.1)	$(1,455.3)	$(123.2)	$(162.1)

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

	Pension Plans		Postretirement Benefits
	2004	2003	2004	2003
Change in Plan Assets
Fair value of plan assets at January 1	$1,289.9	$1,113.7	$—	$—
Actual return on plan assets	128.0	235.6	—	—
Employer contribution	19.1	23.9	14.7	12.9
Plan participant contributions	0.8	0.6	5.5	3.8
Benefits paid	(86.6)	(90.5)	(20.2)	(16.7)
Effect of changes in foreign currency exchange rates	13.3	6.6	—	—
Fair value of plan assets at December 31	$1,364.5	$1,289.9	$—	$—
Reconciliation of Funded Status to Total Amount Recognized
Funded status of plan	$(199.6)	$(165.4)	$(123.2)	$(162.1)
Unrecognized actuarial loss (gain)	551.7	481.1	(4.9)	26.2
Unrecognized prior service cost	16.7	19.7	(51.9)	(67.0)
Net amount recognized	$368.8	$335.4	$(180.0)	$(202.9)
Amounts recognized in the Consolidated Balance Sheets
Prepaid pension costs	$455.3	$414.5	$—	$—
Accrued pension and postretirement Benefits	(268.3)	(240.6)	(180.0)	(202.9)
Intangible assets	14.9	16.9	—	—
Accumulated other comprehensive income	166.9	144.6	—	—
Net amount recognized	$368.8	$335.4	$(180.0)	$(202.9)
Accumulated Benefit Obligation	$1,511.6	$1,399.9	N/A	N/A
Increase in minimum liability included in other comprehensive income — Pretax	$22.3	$9.7	N/A	N/A

The amount recorded in “Accumulated Other Comprehensive Income” is included in our Consolidated Statements of Shareholders’ Equity as “Minimum Pension Liability Adjustment,” net of tax. The associated deferred tax assets were $59.8 million and $51.5 million at December 31, 2004 and 2003, respectively. We recorded a “Change in Minimum Pension Liability Adjustment” of $14.0 million and $5.9 million, net of applicable tax, in the years ended December 31, 2004 and 2003, respectively.

Grantor Trusts are used to fund the U.S. Non-Qualified Plans. At December 31, 2004 and 2003, the balances in these trusts were approximately $12.5 million and $15.5 million, respectively.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Additional Minimum Pension Liability

Under SFAS No. 87, we are required to recognize an additional minimum pension liability for pension plans with accumulated benefit obligations in excess of plan assets. At December 31, 2004 and 2003, our unfunded accumulated benefit obligations and the related projected benefit obligations were as follows:

	2004	2003
Accumulated Benefit Obligation	$379.3	$330.0
Fair Value of Plan Assets	111.0	89.4
Unfunded Accumulated Benefit Obligation	$268.3	$240.6
Projected Benefit Obligation	$397.7	$355.4

The unfunded accumulated benefit obligations at December 31, 2004 consisted of $218.9 million and $49.4 million related to our U.S. Non-Qualified Plans and non-U.S. defined benefit plans, respectively. At December 31, 2003, the unfunded accumulated benefit obligations consisted of $205.5 million and $35.1 million related to our U.S. Non-Qualified Plans and non-U.S. defined benefit plans, respectively.

Net Periodic Pension Costs

The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations:

	Pension Plans			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Components of Net Periodic Cost
Service cost	$14.7	$13.9	$14.7	$0.9	$1.2	$1.5
Interest cost	86.1	84.6	86.2	7.6	14.3	16.6
Expected return on plan assets	(126.8)	(128.1)	(142.8)	—	—	—
Amortization of prior service Cost	2.9	3.2	3.2	(11.4)	(2.4)	—
Recognized actuarial loss (gain)	11.4	8.2	4.7	(0.1)	1.8	1.8
Net periodic (income) cost	$(11.7)	$(18.2)	$(34.0)	$(3.0)	$14.9	$19.9

We incurred a curtailment charge of $1.3 million, $0.5 million and $0.5 million for our pension plans in 2004, 2003 and 2002, respectively. In addition, we recognized a curtailment gain of $3.7 million for our postretirement benefit plan in 2004.

We apply our long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension expense. The market-related value of assets recognizes short-term fluctuations in the fair value of assets in a systematic and rational manner over a period of five years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost, as provided under SFAS No. 87. At December 31, 2004 and 2003, the market-related value of assets of our U.S. Qualified Plan was $1,321.3 million and $1,379.9 million, respectively.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth the assumptions we used to determine our pension plan and postretirement benefit plan obligations for December 31, 2004 and 2003.

	Pension Plans		Postretirement Benefits
	2004	2003	2004	2003
Weighted average discount rate	5.71%	5.96%	5.25%	6.00%
Weighted average rate of compensation increase	3.67%	3.64%	N/A	N/A
Cash balance accumulation/conversion rate	5.00%	5.00%	N/A	N/A

The following table sets forth the assumptions we used to determine net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002.

	Pension Plans			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Weighted average discount rate	5.98%	6.44%	7.21%	6.00%	6.45%	7.25%
Weighted average expected long-term return on plan assets	8.66%	8.65%	9.67%	N/A	N/A	N/A
Weighted average rate of compensation increase	3.65%	3.65%	4.38%	N/A	N/A	N/A
Cash balance accumulation/conversion rate	5.00%	4.75%	5.50%	N/A	N/A	N/A

The expected long-term rate of return assumption was 8.75%, 8.75% and 9.75% for 2004, 2003 and 2002, respectively for the U.S. Qualified Plan. For 2005, we will lower the expected long-term rate of return assumption to 8.50% from the 8.75% assumption we used to calculate pension income in 2004 and 2003 for the U.S. Qualified Plan. This assumption is based on the plan’s target asset allocation of 68% equity securities, 25% debt securities and 7% real estate. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans.

	Asset Allocations		Target Asset Allocations
	2004	2003	2004	2003
Equity securities	68%	69%	65%	65%
Debt securities	26%	26%	29%	29%
Real estate	6%	5%	6%	6%
Total	100%	100%	100%	100%

The U.S. Qualified Plan, our principal plan, employs a total return investment approach in which a mix of equity, debt and real estate investments are used to maximize the long-term return on plan assets at a prudent level of risk. The plan’s target asset allocation is 65% equity securities (range of 60% to 70%), 29% debt securities (range of 24% to 34%) and 6% real estate (range of 6% to 9%). The target allocation is

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

controlled by periodic rebalancing back to target. Plan assets are invested using a combination of active and passive (indexed) investment strategies. Active strategies employ multiple investment management firms.

The plan’s equity securities are diversified across U.S. and non-U.S. stocks. The active investment managers employ a range of investment styles and approaches that are combined in a way that compensates for capitalization and style biases versus benchmark indices, while focusing primarily on issue selection as a means to add value. The plan’s debt securities are diversified principally among securities issued or guaranteed by the U.S. government or its agencies, mortgage-backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the U.S. by non-U.S. banks and corporations. Generally, up to 10% of the debt securities may be invested in securities rated lower than A. The plan’s real estate investments are made through a commingled equity real estate fund of U.S. properties diversified by property type and geographic location.

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

Discount rate is used to measure the present value of pension plan obligations and postretirement health care obligations at year-end as well as to calculate next year’s pension income (cost). It is based on investment yields available at year-end on Aa-rated corporate long-term bonds and the Citigroup Pension Curve. The rate is adjusted yearly, based on the factors noted above. As of December 31, 2004, for all of our U.S. pension plans we lowered the discount rate to 5.75% from 6.0% used at December 31, 2003. We also lowered the discount rate for our postretirement benefit plan to 5.25% at December 31, 2004 from 6.0% used at December 31, 2003.

We expect to contribute $26.4 million to our Non-Qualified U.S. plans and non-U.S. pension plans and $16.0 million to our postretirement benefit plan in 2005. We do not expect to contribute to the U.S. Qualified Plan.

The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2014. Actual benefit payments may differ from expected benefit payments. These amounts are reflected net of expected plan participant contributions.

		Postretirement Benefits
	Pension Plans	Gross Expected Benefit Payment	Gross Expected Subsidy	Net Expected Benefit Payment
2005	$88.1	$16.0	$—	$16.0
2006	$83.8	$15.1	$2.7	$12.4
2007	$88.8	$14.5	$3.0	$11.5
2008	$87.4	$13.8	$3.2	$10.6
2009	$85.9	$13.3	$3.4	$9.9
2010 – 2014	$469.8	$58.4	$18.3	$40.1

For measurement purposes, an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5.0% by 2011 and remain at that level thereafter.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

	1% Point
	Increase	Decrease
Benefit obligation at end of year	$3.4	$(4.8)
Service cost plus interest cost	$0.2	$(0.2)

In the fourth quarter of 2003, an amendment was made to D&B’s Postretirement Benefit Plan. Starting January 1, 2004, we began to limit the amount of our insurance premium contribution based on the amount D&B contributed in 2003 per retiree. This change is expected to reduce our postretirement benefit obligation by approximately $69.4 million, subject to changes in economic conditions and actual plan experience. This non-cash reduction will be amortized over the next five to six years, starting in 2004. This change has reduced the annual postretirement benefit costs by approximately $12 million in 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The Act expands Medicare, primarily by adding a prescription drug benefit for medicare-eligibles starting in 2006. The Act provides employers currently providing postretirement prescription drug benefits with a range of options for coordinating with the new government-sponsored program potentially to reduce this benefit, including providing for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. In connection with the Act, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (see detailed descriptions about this pronouncement in Note 2 “Recent Accounting Pronouncements”). We have reviewed the postretirement benefit plan and concluded, based on the guidance included in the Act, that the plan will be actuarially equivalent in 2006 and for approximately 10 years thereafter. Pursuant to FSP No. FAS 106-2, we have recognized the financial impact of the Medicare Reform Act during the third quarter of 2004 on a prospective basis. As a result, the accumulated postretirement benefit obligation is expected to decrease by approximately $31 million, including $27 million related to the subsidy and $4 million related to the impact of the future participant opt-out assumption as participants seek more affordable drug coverage under Medicare Part D benefits. These amounts are subject to changes in economic conditions and actual plan experience. In addition, our 2004 postretirement benefit cost decreased by $1.3 million, including a $1.1 million reduction in the interest cost and a $0.2 million increase in recognized actuarial gain. Interest cost and recognized actuarial gain are components of net periodic postretirement benefit (income) cost (see above table under “Net Periodic Pension Costs”).

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

Profit Participation Plan

We have a profit participation plan covering substantially all U.S. employees that provides for an employee salary deferral contribution and employer contributions. Employees may contribute up to 16% of their pay. We contribute an amount equal to 50% of employee contributions, up to a maximum of 6% of the employee’s salary. We also make contributions to the plan if certain financial performance objectives are met, based on performance over a one-year period. We recognized expense associated with our employer contributions to the plan of $10.4 million, $8.7 million, and $12.4 million in 2004, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Note 11.	Employee Stock Plans

Under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (“2000 SIP”) and Non-Employee Directors’ Stock Incentive Plan (“2000 DSIP”), we have granted options to certain employees and non-employee directors to purchase shares of our common stock at the market price on the date of the grant. Options granted under the 2000 SIP prior to February 9, 2004 generally vest in three equal installments, beginning on the third anniversary of the grant. Options granted under the 2000 SIP on or after February 9, 2004 generally vest in four equal installments beginning on the first anniversary of the grant. Options granted under the 2000 DSIP generally vest 100% on the first anniversary of the grant. All options expire 10 years from the date of the grant. The 2000 SIP and 2000 DSIP provide for the granting of up to 9.7 million and 0.3 million shares of our common stock, respectively.

Under The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (“ESPP”), which became effective October 2000, we are authorized to sell up to 1.5 million shares of our common stock to our eligible employees of which 1,000,275 remain available for future purchases at December 31, 2004. Under the terms of the ESPP, employees may have up to 10% of their earnings withheld to purchase our common stock. The purchase price of the stock on the date of purchase is 85% of the average high and low sale prices of shares on the New York Stock Exchange on the last trading day of the month. Under the ESPP, we sold 97,295, 108,440, and 120,894, shares to employees in 2004, 2003 and 2002, respectively.

We apply APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for grants under the stock option plans or purchases under the ESPP (See Note 1 for the pro forma effect disclosure under the provision of SFAS No. 123).

Options outstanding at December 31, 2004 were originally granted during the years 1995 through 2004 and are exercisable over periods ending not later than 2014. At December 31, 2004, 2003 and 2002, options for 3,991,434 shares, 3,479,627 shares, and 1,667,013 shares of our common stock, respectively, were exercisable, and 3,646,883 shares, 3,650,541 shares, and 4,847,316 shares of our common stock, respectively, were available for future grants under the stock option plans.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Changes in stock options for the three years ended December 31, 2004 are summarized as follows:

	Shares	Weighted Average Exercise Price($)
Options outstanding at January 1, 2002	10,681,698	20.81
Granted	478,995	34.92
Exercised	(718,352)	11.67
Surrendered or expired	(750,100)	23.31
Options outstanding at December 31, 2002	9,692,241	21.99
Granted	1,895,645	35.15
Exercised	(1,414,827)	14.07
Surrendered or expired	(969,939)	28.40
Options outstanding at December 31, 2003	9,203,120	25.25
Granted	816,286	53.75
Exercised	(877,619)	16.68
Surrendered or expired	(841,314)	32.01
Options outstanding at December 31, 2004	8,300,473	28.20

For 2004, the annual stock options awarded to employees were granted in February of the following year after the approval of the 2005 compensation program and Business Plan. 470,400 options were granted at an exercise price of $60.54 in February 2005.

For 2002 and 2003, the annual stock options awarded to employees were granted in February of the following year after the approval of the 2003 and 2004 compensation program and Business Plan, respectively. 1,580,300 and 628,440 options were granted at an exercise price of $34.17 and $53.30 in February 2003 and 2004, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$10.59 – $14.86	1,117,334	4.1 Years	$13.63	1,053,002	$13.61
$15.06 – $17.59	1,341,274	5.0 Years	$15.51	1,340,236	$15.51
$23.72 – $27.94	2,038,248	6.0 Years	$24.11	1,202,047	$23.92
$31.26 – $35.81	1,639,007	7.9 Years	$34.10	85,773	$34.33
$36.16 – $49.16	1,391,984	7.2 Years	$36.99	310,376	$36.16
$50.07 – $59.86	772,626	9.2 Years	$53.78	—	$—
Total	8,300,473			3,991,434

The 2000 SIP and 2000 DSIP plans also provide for the granting of stand-alone stock appreciation rights (“SARs”) and limited stock appreciation rights (“LSARs”) in tandem with stock options to certain key employees. At December 31, 2004, 2003 and 2002, 3,685,680, 3,326,200 and 3,188,983 shares of LSARs attached to stock options have been granted, respectively, which are exercisable only if, and to the extent that,

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

the related option is exercisable, and only upon the occurrence of specified contingent events. During 2004, 2003 and 2002, no shares, 4,600 shares, and no shares of SARs were granted, respectively. At December 31, 2004, 2003, and 2002, 17,736, 57,235 and 64,257 shares of SARs were outstanding, respectively, and we have recognized the associated expense of $0.5 million, $0.6 million, and $0.2 million within “Operating Costs” for the years 2004, 2003 and 2002, respectively. Compensation expense for stock appreciation rights is measured as the amount by which the quoted market value of the shares of our common stock exceeds the base unit price at the date of the grant. Changes, either increases or decreases, in the quoted market value of these shares between the date of grant and at the end of each subsequent quarter result in a change in the measure of compensation for the rights. The compensation expense is recognized proportionally over the vesting period.

During 2004 and 2002, no shares of restricted stock were granted, and during 2003, 147,870 shares of restricted stock were granted. During 2004 and 2003, 14,420 and 11,300 shares of restricted stock were forfeited, respectively from previous plans. There were no forfeitures during 2002. The restrictions on the majority of such shares lapse over a period of three years from the date of the grant, and the cost is charged to compensation expense ratably. We record compensation expense for the amortization of restricted stock units issued to employees, utilizing the intrinsic-value method, which would result in the same amount of compensation expense that would be recognized as if we had applied the fair value recognition provisions of SFAS 123. We recognized compensation expense recorded under APB 25 associated with the restricted stock of $1.4 million, $2.1 million, and $1.1 million in 2004, 2003 and 2002, respectively.

Beginning in 2004, certain employees were provided an opportunity to receive an award of restricted stock in the future. That award is contingent on performance against the same goals that drive payout of the annual bonus plan. The restricted stock award will be granted, if at all, after the one year performance goal has been met and will then vest over a three-year period. In 2004, we recognized expense associated with the restricted stock opportunity of $8.3 million.

During 2004, 2003 and 2002, 9,238 shares, 27,550 shares, and 10,890 shares of restricted stock units were granted, respectively. During 2004 and 2003, 2,660 shares and 2,290 shares of restricted stock units were forfeited, respectively. There were no forfeitures during 2002. The restrictions on the majority of such shares lapse over a period of three years from the date of the grant. We recognized expense associated with the restricted stock units of $0.6 million, $0.7 million, and $0.4 million in 2004, 2003 and 2002, respectively.

Note 12.	Lease Commitments and Contractual Obligations

Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three years. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable & non-cancelable) were $32.8 million, $34.7 million and $29.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In July 2002, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”) under a 10-year agreement, which we may terminate for a fee at any time effective after July 2003 and under certain other conditions. Under the terms of the agreement, CSC will be responsible for the data center operations, technology help desk and network management functions in the United States and in the United Kingdom and for certain application development and maintenance through July 31, 2012. The obligation under the contract is based on our historical and expected future level of usage and volume. If our future volume changes, payments under the contract could vary up or down based on specified formulas. Charges are subject to increases to partially offset inflation. We incurred $63.0 million, $58.9 million, and $18.6 million in 2004, 2003 and 2002, respectively under this contract.

In December 2003, we signed a three-year agreement with ICT Group, Inc. effective January 2004 to outsource certain marketing calling activities. We may terminate this agreement for a fee at any time. Under

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

the terms of the agreement, ICT will be responsible for performing certain marketing and credit calling activities previously performed by our own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year. In 2004, we incurred $5.6 million under this contract.

On October 15, 2004, we entered into a seven-year outsourcing agreement with IBM. Under the terms of the agreement, we will transition certain portions of our data acquisition and delivery, customer service, and financial processes to IBM. In addition, we can terminate at our discretion, subject to payment of termination fees that decline over the term, or for cause. In 2004, we incurred $2.2 million under this contract.

The following table quantifies our future contractual obligations as discussed above as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
Operating Leases	$24.3	$22.0	$16.0	$11.7	$9.4	$20.5	$103.9
Obligations to Outsourcers	$75.3	$76.5	$76.1	$77.6	$77.4	$197.7	$580.6

Excludes pension obligations in which funding requirements are uncertain and long-term contingent liabilities. Our obligations with respect to pension and post-retirement medical benefit plans are described in Note 10 to these consolidated financial statements. Our long-term contingent liabilities with respect to tax matters are described in Note 13 to these consolidated financial statements.

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

In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin-off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin-off by D&B1 of its stock in ACNielsen and Cognizant. In June 1998, D&B1 separated through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/D&B1”), spun off its stock in a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin-off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Form 10-K as “Moody’s/D&B2”), spun off its stock in a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Form 10-K as “D&B”) (the “2000 Distribution”).

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Tax Matters

Moody’s/D&B2 and its predecessors entered into global tax-planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. As further described below, we have contractual obligations to be financially responsible for a portion of certain liabilities arising from three of these historical tax-planning initiatives (“Legacy Tax Matters”). The status of these Legacy Tax Matters is summarized below, including our settlement of the matter referred to as “Utilization of Capital Losses — 1989–1990” (“Capital Losses Matter”) during the fourth quarter of 2004.

Pursuant to a series of tax sharing agreements (the “Tax Sharing Agreements”), IMS and NMR are jointly and severally liable for and must pay one-half, and we and Moody’s/D&B2 are jointly and severally liable for and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from the Legacy Tax Matters (other than the matter summarized under “Amortization and Royalty Expense Deductions/Royalty Income 1997–2004,” for which we and Moody’s/D&B2 are solely responsible). Moody’s/D&B2 was contractually obligated to pay, and did pay, that $137 million in connection with the Capital Losses Matter.

As further described below, we currently believe that we have adequate reserves for these matters and, as a result, the ultimate resolution of these Legacy Tax Matters is not expected to have a material impact on our earnings.

Utilization of Capital Losses — 1989–1990

The IRS completed its review of the utilization of certain capital losses generated during 1989 and 1990 and, on June 26, 2000, issued a formal notice of adjustment. On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Moody’s/D&B2 paid the IRS approximately $349.3 million of this amount on May 12, 2000, and IMS paid the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Donnelley/D&B1, the taxpayer of record, filed a complaint for a refund in the U.S. District Court on September 21, 2000.

During the fourth quarter of 2004, the taxpayer entered into a settlement agreement with the IRS resolving this matter. We expect the net impact of the settlement to our cash flow in 2005 will be approximately $17.0 million (tax, interest, and penalties, net of tax benefits and inclusive of amounts in dispute with IMS and NMR as described below), in line with our expectations. This amount will be payable to the IRS following our receipt of the related bills for the settlement. The IRS has issued to the taxpayer of record a bill with respect to tax year 1990 for $11.6 million which was paid in full by February 24, 2005 by the companies noted above. Of this amount, we paid $2.9 million. We expect the IRS to issue the bill or bills for the balance of the settlement during the first half of 2005, based on representations from the IRS.

As stated above, the Tax Sharing Agreements provide that IMS and NMR are jointly and severally liable and must pay one half, and we and Moody’s/D&B2 are jointly and severally liable and must pay the other half, of tax liabilities relating to this matter. IMS and NMR have indicated to us their belief that they are not responsible for certain portions of the remaining settlement payment. Given our indemnification obligations to Donnelley/D&B1 (the taxpayer of record) we and Moody’s/D&B2 are required to pay to the IRS on behalf of Donnelley/D&B1 any portion of the settlement amount not paid by IMS and NMR. Based on our discussions with IMS and NMR, we believe that this dispute with IMS and NMR will require that we pay the IRS approximately $4.5 million (tax and interest, net of tax benefits) in excess of our allocable share of the settlement under the terms of the Tax Sharing Agreements. We believe that the position of IMS and NMR on this issue is contrary to their obligations under the Tax Sharing Agreements. If we are unable to resolve this dispute with IMS and NMR through the negotiation process contemplated by the Tax Sharing Agreements we will commence arbitration proceedings to enforce our rights to collect these amounts from IMS and NMR. While we believe we will prevail in any such arbitration, we cannot predict with certainty that we will ultimately achieve this result.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Royalty Expense Deductions — 1993–1997

In the second quarter of 2003, we received on behalf of Donnelley/D&B1 a proposed notice of deficiency from the IRS proposing adjustments with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by Donnelley/D&Bl on its 1993–1996 tax returns. We estimate that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to us of up to $5.0 million in pending tax refunds. We also estimate that the net impact to D&B’s cash flow with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to $46.2 million (tax, interest and penalties, net of tax benefits).

In addition, and also in the second quarter of 2003, we received on behalf of the partnership associated with the above transaction a notice of proposed adjustment from the IRS challenging the tax treatment of certain royalty payments received by the partnership in which Donnelley/D&B1 was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to Donnelley/D&B1. In January 2004, we received, on behalf of the partnership, a notice of proposed partnership adjustment, and on behalf of Donnelley/D&B1 a notice of proposed adjustment (similar to those received in the second quarter of 2003) associated with Donnelley/D&Bl’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. In April 2004, we received, on behalf of Donnelley/D&B1, a proposed notice of deficiency proposing the adjustments described in the January 2004 notice. We estimate that the net impact to cash flow with respect to our share of this income for the Notices received in 2003 and 2004 could be up to $22.8 million (tax, interest, and penalties, net of tax benefits). We believe that the position of the IRS regarding the partnership is inconsistent with its position with respect to the same royalty expense deductions described above and, therefore, the IRS is unlikely to prevail on both positions. The $22.8 million referenced in this paragraph would be in addition to the $46.2 million noted above related to royalty expense deductions discussed in the previous paragraph.

We previously reported in our Form 10-Q for the quarter ended June 30, 2004, that we had negotiated with the IRS a tentative settlement of this matter for tax years 1995–1996 (the “Proposed Settlement”). Per the terms of the Proposed Settlement, the taxpayer would retain approximately 15% of the tax benefit associated with this transaction and pay a penalty of approximately 7%. During the third quarter of 2004, the IRS tendered to us a final settlement agreement for this matter, reflecting the financial terms set forth in the related Proposed Settlement. In accordance with the Tax Sharing Agreements we sought consent to execute the final settlement agreement for this matter from the relevant parties having financial responsibilities under the Tax Sharing Agreements (i.e., Donnelley/D&B1, Moody’s/D&B2, IMS, NMR and D&B). Only NMR and IMS did not consent to the final settlement agreement as tendered by the IRS. As a result, the settlement agreement was not executed and the IRS withdrew its settlement offer.

The Tax Sharing Agreements, which govern each of the parties’ rights and obligations under this situation, provide that, a party withholding consent to a proposed settlement shall “continue or initiate further proceedings” with the IRS “at its own expense, and the liability of [the party previously in control of such proceedings] shall be limited to the liability that would have resulted from the proposed settlement agreement (including interest, additions to tax and penalties which have accrued at that time.)” We believe, therefore, as a result of the failure of NMR and IMS to provide their consent that in accordance with the foregoing provisions (the “Royalty Expense Indemnity & Defense Provisions”) we have effectively capped our liability for this matter with respect to tax years 1995–1996 at the amounts provided in the Royalty Expense Proposed Settlement (and related final agreement).

Thus, we believe that the ultimate resolution of the 1995–1996 tax years will have a projected net impact to our cash flow of $37.7 million (tax, interest and penalties, net of tax benefits). We also believe that in accordance with the terms of the Tax Sharing Agreements NMR would be contractually responsible to pay any excess amounts above the Proposed Settlement that may ultimately be owing with respect to tax years 1995–1996.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

IMS has alleged various breaches of our obligations under the Tax Sharing Agreements related to our management and attempted settlement of this matter. In addition to “reserving its rights” against D&B, IMS has urged NMR to:

•	challenge our application of the Royalty Expense Indemnity & Defense Provisions of the Tax Sharing Agreements (namely, that NMR must now lead the defense and that NMR and IMS indemnify us for any financial outcome that is less advantageous to us than the final settlement); and

•	assert breaches of contract and to terminate the obligations of IMS and NMR under the Tax Sharing Agreements generally.

We believe that neither NMR nor IMS have any right or the legal basis to terminate their obligations under the Tax Sharing Agreements and that any attempt to do so will be found to be without merit.

We anticipate commencing arbitration proceedings to enforce our rights under the Royalty Expense Indemnity & Defense Provisions should the negotiation process required by the Tax Sharing Agreements fail to resolve the parties’ dispute. While we believe that we should prevail in such arbitration, and thereby effectively cap our exposure with respect to tax years 1995–1996 at the levels described above, we cannot predict with certainty that we will ultimately achieve that outcome.

As noted above, the IRS has withdrawn its settlement offer with respect to tax years 1995–1996 and, accordingly, may issue notices preliminary to making assessments at any time. If we, on behalf of Donnelley/D&B1 and Moody’s/D&B2, were to challenge at any time, any of the IRS positions for years other than 1993 and 1994 described above in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case. It is possible that the IRS may seek to issue such notices with respect to each of the inconsistent positions noted above.

Amortization and Royalty Expense Deductions/Royalty Income — 1997–2004

In the fourth quarter of 2003, we received on behalf of Donnelley/D&B1 and Moody’s/D&B2, IRS Notices of Proposed Adjustment with respect to a partnership transaction entered into in 1997. In addition, we received, on behalf of the partnership, various IRS materials further explaining the examining agent’s position with respect to the activities of the partnership in 1997–1998.

In April 2004, we received on behalf of Donnelley/D&B1 and Moody’s/D&B2 proposed notices of deficiency from the IRS, proposing adjustments with respect to the 1997 partnership transaction. The adjustments proposed in the notices reflect the notices of proposed adjustment and other IRS materials referred to above.

Specifically, the IRS asserted that certain amortization expense deductions claimed by Donnelley/D&Bl and Moody’s/D&B2 on their 1997–1998 tax returns should be disallowed. We estimate that the net impact to cash flow as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $59.9 million (tax, interest and penalties, net of tax benefits but not taking into account the Moody’s/D&B2 repayment to us of $37.2 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted. At the 2000 Distribution date, we paid Moody’s/D&B2 approximately $55 million in cash representing the discounted value of future tax benefits associated with this transaction. However, pursuant to the terms of the distribution agreement for the 2000 Distribution, should the transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. If the transaction was terminated at December 31, 2004, the amount of such repayment from Moody’s/D&B2 to us would be approximately $37.2 million and would decrease by approximately $4.0 million to $5.0 million per year.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

In addition, the IRS has asserted that royalty expense deductions, claimed by Donnelley/D&B1 and Moody’s/D&B2 on their tax returns for 1997–1998, for royalties paid to the partnership, should be disallowed. Relatedly, the IRS has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by Donnelley/D&Bl and Moody’s/D&B2, including the portions of the royalties that were allocated to third-party partners in the partnership, and, thus, included in their taxable income. We believe that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent. If the IRS prevails on one of the positions with respect to the royalty expense and royalty income, we believe that it is unlikely that it will prevail on the other position. As a result, we believe that after taking into account certain other tax benefits resulting from the IRS’ position on the partnership it is unlikely that there will be any net impact to cash flow in addition to the amounts noted above related to the amortization expense deduction.

In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense/income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997–1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $140.7 million (tax, interest, and penalties, net of tax benefits). This $140.7 million would be in addition to the $59.9 million noted above related to the amortization expense deduction.

We have filed protests relating to this matter with the IRS Office of Appeals. During the third quarter of 2004, we were informed by the IRS Office of Appeals that this matter was being returned to the Examination Division of the IRS for further development of the issues. We are attempting to resolve this matter with the IRS before proceeding to litigation, if necessary. If we, on behalf of Donnelley/D&B1 and Moody’s/D&B2, were to challenge, at any time, any of these IRS positions for years 1997 and 1998 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case. It is possible that the IRS may seek to issue such notices with respect to each of the inconsistent positions noted above.

We have considered the foregoing Legacy Tax Matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. We have net $108 million recorded in the consolidated financial statements, made up of the following components: $17 million of reserves in Accrued Income Tax and $91 million in Other Non-Current Liabilities. We believe that these reserves are adequate for our share of the liabilities in these Legacy Tax Matters. Any payments that would be made for these exposures could be significant to our cash from operations in the period a cash payment took place, including any payments for the purpose of obtaining jurisdiction in U.S. District Court or the U.S. Court of Federal Claims to challenge any of the IRS’s positions.

Legal Proceedings

Information Resources, Inc.

Introduction

The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company (“VNU”), and its U.S. subsidiaries VNU, Inc., ACNielsen, AC Nielsen (US), Inc. (“ACN (US)”), and Nielsen Media Research (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, D&B does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. In the event of such default, contractual commitments undertaken by D&B in connection with various corporate reorganizations since 1996, including our spin-off from Moody’s/D&B2 in 2000, require us to bear a portion of any amount not paid by the VNU Parties. See below “D&B’s Potential Exposure in the Lawsuit.”

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Moreover, as described below, on February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims. IRI filed a notice of appeal to the Second Circuit Court of Appeals on February 2, 2005. The Court of Appeals for the Second Circuit has ordered that the appeal be argued no earlier than the week of June 13, 2005.

Overview of the Lawsuit

In July 1996, IRI filed a complaint, subsequently amended in 1997, in the U.S. District Court for the Southern District of New York, naming as defendants a company then known as The Dun & Bradstreet Corporation and now known as R.H. Donnelley (referred to in this Form 10-K as Donnelley/D&B1), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley/D&B1.

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

IRI is seeking damages in excess of $650 million, which IRI also asked to be trebled. IRI has filed with the court the report of its expert who has opined that IRI suffered damages of between $582 million and $652 million from the defendants’ alleged practices. IRI also sought punitive damages in an unspecified amount, which the Company believes are precluded as a result of the dismissal of one of IRI’s claims.

On December 3, 2004, the Court entered In limine Order No. 1, which bars IRI from “arguing that Nielsen’s pricing practices or discounts were illegal or anti-competitive unless it can prove they involved prices below short-run average variable cost, calculated without the inclusion of Nielsen’s ‘Fixed Operations’ costs.” On December 17, 2004, IRI issued a press release, which said, in relevant part, “Without this evidence, IRI believes that little would be left of IRI’s case to take to trial.” IRI has asked the Court to enter a final judgment against it so that it can take an immediate appeal to the Second Circuit. The defendants did not object to this request. On February 1, 2005, the Court entered a final judgment dismissing IRI’s claims and on February 2, 2005, the Court entered IRI’s notice of appeal to the Court of Appeals for the Second Circuit. The Court of Appeals for the Second Circuit has ordered that the appeal be argued no earlier than the week of June 13, 2005.

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

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

VNU’s and D&B’s Involvement in the Lawsuit

In 2001, ACNielsen was acquired by VNU. VNU assumed ACNielsen’s obligations under the Original JDA.

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

The Amended and Restated JDA

On July 30, 2004, the VNU Parties, Donnelley/D&B1, D&B, Moody’s/D&B2 and IMS, entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended JDA”).

Pursuant to the Amended JDA, any and all IRI Liabilities incurred by Donnelley/D&B1, D&B, Moody’s/D&B2 or IMS relating to a judgment (even if not final) or any settlement being entered into in the IRI action will be jointly and severally assumed and fully discharged exclusively by the VNU Parties. Under the Amended JDA, the VNU Parties have agreed to, jointly and severally, indemnify Donnelley/D&B1, D&B, Moody’s/D&B2 and IMS from and against all IRI Liabilities to which they become subject. As a result, the cap on ACNielsen’s liability for the IRI Liabilities, which the Original JDA provided for, no longer exists, and all such liabilities are the responsibility of the VNU Parties pursuant to the Amended JDA.

In addition, the Amended JDA provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then the VNU Parties shall obtain the bond required for the appeal and shall pay the full cost of such bond.

In connection with entering into the Amended JDA, Donnelley/D&B1, D&B, Moody’s/D&B2 and IMS agreed to amend certain covenants of the Original JDA to provide operational flexibility for ACNielsen going forward. In addition, the Amended JDA includes certain amendments to the covenants of ACNielsen (which, under the Amended JDA, are now also applicable to ACN (US), which we understand holds ACNielsen’s operating assets), which are designed to preserve such parties’ claim-paying ability and protect Donnelley/D&B1, D&B, Moody’s/D&B2 and IMS. Among other covenants, ACNielsen and ACN (US) agreed that neither they nor any of their respective subsidiaries will incur any indebtedness to any affiliated person, except indebtedness which its payment will, after a payment obligation under the Amended JDA comes due, be conditioned on, and subordinated to, the payment and performance of the obligations of such parties under the Amended JDA. VNU has agreed to have a process agent in New York receive on its behalf service of any process concerning the Amended JDA.

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

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

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

While, as described above, the IRI lawsuit has been dismissed, IRI has filed an appeal. Accordingly, we are unable to predict the outcome of the IRI action (including the appeal) or the financial condition of any of the VNU Parties or the other defendants at the time of any such outcome (and hence we cannot estimate their ability to pay the IRI Liabilities pursuant to the Amended JDA or the judgment or settlement in the IRI action). However, provided that the VNU Parties fulfill their obligations under the Amended JDA, we believe that the resolution of this matter would not materially affect our results of operations, cash flows and financial position. Accordingly, no amount in respect of this matter has been accrued in our consolidated financial statements. If, however, IRI were to prevail in whole or in part in this action and if D&B is required to pay, notwithstanding such contractual obligations, a portion of any significant settlement or judgment, the outcome of this matter could have a material adverse effect on D&B’s financial position, results of operations and cash flows.

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

A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934, as amended, against Hoover’s and Individual Defendants. Plaintiffs allege that the underwriter defendant agreed to allocate stock in Hoover’s IPO to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices above the IPO price. Plaintiffs allege that the Prospectus for Hoover’s IPO was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. On July 15, 2002, Hoover’s moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Hoover’s. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the case involving Hoover’s.

Hoover’s has approved a settlement agreement and related agreements that set forth the terms of a settlement between Hoover’s, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Hoover’s and the individual defendants for the conduct alleged in the action to be wrongful. Hoover’s would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Hoover’s may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Hoover’s to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

insurance. Hoover’s currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Hoover’s is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Hoover’s. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Hoover’s insurance carriers should arise, Hoover’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement that provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. There is a conference scheduled with the judge on March 18, 2005 to discuss the status of the revised settlement agreement. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the court’s opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreement.

As previously noted, if the settlement is ultimately approved and implemented in its current form, Hoover’s reasonably foreseeable exposure in this matter, if any, would be limited to amounts that would be covered by existing insurance. If the settlement is not approved in its current form, we cannot predict the final outcome of this matter or whether such outcome or ultimate resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.

Pension Plan Litigation

In March 2003, a lawsuit seeking class action status was filed against us in federal court in Connecticut on behalf of 46 specified former employees relating to our retirement plans. As noted below, during the fourth quarter of 2004 most of the counts in the complaint were dismissed. The complaint, as amended in July 2003 (the “Amended Complaint”), sets forth the following putative class:

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

There are four counts in the Amended Complaint. Count 1 claims that we violated ERISA by not paying severance benefits to plaintiffs under our Career Transition Plan. Count 2 claims a violation of ERISA in that our sale of the RMS business to RMSC and the resulting termination of our employees constituted a prohibited discharge of the plaintiffs and/or discrimination against the plaintiffs for the “intentional purpose of interfering with their employment and/or attainment of employee benefit rights which they might otherwise have attained.” Count 3 claims that the plaintiffs were materially harmed by our alleged violation of ERISA’s

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

requirements that a summary plan description reasonably apprise participants and beneficiaries of their rights and obligations under the plans and that, therefore, undisclosed plan provisions (in this case, the actuarial deduction beneficiaries incur when they leave D&B before age 55 and elect to retire early) cannot be enforced against them. Count 4 claims that the 6-3/5% interest rate (the rate is actually 6-3/4%) used to actuarially reduce early retirement benefits is unreasonable and, therefore, results in a prohibited forfeiture of benefits under ERISA.

In the Amended Complaint, the plaintiffs sought payment of severance benefits; equitable relief in the form of either reinstatement of employment with D&B or restoration of employee benefits (including stock options); invalidation of the actuarial reductions applied to deferred vested early retirement benefits, including invalidation of the plan rate of 6-3/5% (the actual rate is 6-3/4%) used to actuarially reduce former employees’ early retirement benefits; attorneys’ fees and such other relief as the court may deem just.

We deny all allegations of wrongdoing and are aggressively defending the case. In September 2003, we filed a motion to dismiss Counts 1, 3 and 4 of the Amended Complaint on the ground that plaintiffs cannot prevail on those claims under any set of facts, and in February 2004, the Court heard oral argument on our motion. With respect to Count 4, the Court requested that the parties conduct limited expert discovery and submit further briefing. In November 2004, after completion of expert discovery on Count 4, we moved for summary judgment on Count 4 on the ground that an interest rate of 6.75% is reasonable as a matter of law. Briefing on that motion is being completed. Meanwhile, on November 30, 2004 the Court issued a ruling granting our motion to dismiss Counts 1 and 3. Shortly after that ruling, plaintiffs’ counsel stipulated to dismiss Count 2 (which challenged the sale of the RMS business as an intentional interference with employee benefit rights, but which the motion to dismiss did not address). Plaintiffs’ counsel also stipulated to a dismissal of Count 1, the severance pay claim, agreeing to forego any appeal of the Court’s dismissal of that claim. Plaintiffs’ counsel did file a motion to join party plaintiffs and to amend the amended complaint to add a new count challenging the adequacy of the retirement plan’s mortality tables. The court granted the motion and we have filed our objections.

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

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Note 14.	Segment Information

The segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources. We manage our business on a geographical basis — with two segments, North America and International. Our customer solution sets are Risk Management Solutions, Sales & Marketing Solutions, Supply Management Solutions and E-Business Solutions. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenues. For management reporting purposes, we evaluate business segment performance before restructuring charges because they are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “How We Manage Our Business” for further details). Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility Program, are not allocated to our business segments.

	Year Ended December 31,
	2004	2003	2002
Operating Revenues:
North America	$1,038.3	$960.1	$912.1
International	375.7	426.3	363.5
Consolidated Total	$1,414.0	$1,386.4	$1,275.6
Operating Income (Loss):
North America	$365.3	$329.9	$313.1
International	64.3	59.9	43.5
Total Divisions	429.6	389.8	356.6
All Other(1)	(110.8)	(98.0)	(100.7)
Consolidated Total	318.8	291.8	255.9
Non-Operating Income (Expense) — Net	22.0	(11.4)	(16.7)
Income before Provision for Income Taxes	$340.8	$280.4	$239.2
Depreciation and Amortization:(2)
North America	$35.7	$41.1	$57.7
International	10.9	19.6	23.9
Total Divisions	46.6	60.7	81.6
All Other	0.7	3.3	2.6
Consolidated Total	$47.3	$64.0	$84.2
Capital Expenditures:
North America	$7.3	$7.7	$10.6
International	4.6	3.3	5.2
Total Divisions	11.9	11.0	15.8
All Other	0.2	—	—
Consolidated Total	$12.1	$11.0	$15.8

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

	Year Ended December 31,
	2004	2003	2002
Additions to Computer Software and Other Intangibles:
North America	$14.0	$16.5	$29.8
International	2.6	2.8	7.7
Total Divisions	16.6	19.3	37.5
All Other	0.1	—	0.2
Consolidated Total	$16.7	$19.3	$37.7
Assets:
North America	$467.3	$456.8	$366.0
International	455.5	541.1	493.1
Total Divisions	922.8	997.9	859.1
All Other (primarily domestic pensions and taxes)	712.7	626.8	668.6
Consolidated Total	$1,635.5	$1,624.7	$1,527.7
Goodwill: (3)
North America	$110.9	$118.0	$51.6
International	106.1	138.9	131.7
Consolidated Total	$217.0	$256.9	$183.3
Supplemental Geographic and Customer Solution Set Information:
Long-Lived Assets:
North America	$580.6	$642.8	$534.8
International	136.7	167.5	267.8
Consolidated Total	$717.3	$810.3	$802.6
Customer Solution Set Revenues:
North America:
Risk Management Solutions	$639.7	$603.6	$594.3
Sales & Marketing Solutions	318.9	294.1	289.1
Supply Management Solutions	29.8	33.4	28.7
E-Business Solutions	49.9	29.0	—
Total North America Core	1,038.3	960.1	912.1
Other Divested Businesses	—	—	—
Total North America	1,038.3	960.1	912.1
International:
Risk Management Solutions	242.3	200.7	160.3
Sales & Marketing Solutions	49.3	48.3	42.0
Supply Management Solutions	4.5	4.6	2.7
E-Business Solutions	0.1	—	—
Total International Core	296.2	253.6	205.0

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

	Year Ended December 31,
	2004	2003	2002
Other Divested Businesses	79.5	172.7	158.5
Total International	375.7	426.3	363.5
Consolidated Total:
Risk Management Solutions	882.0	804.3	754.6
Sales & Marketing Solutions	368.2	342.4	331.1
Supply Management Solutions	34.3	38.0	31.4
E-Business Solutions	50.0	29.0	—
Consolidated Total Core	1,334.5	1,213.7	1,117.1
Other Divested Businesses	79.5	172.7	158.5
Consolidated Total	$1,414.0	$1,386.4	$1,275.6

(1)	The following table itemizes “All Other”:

	Year Ended December 31,
	2004	2003	2002
Operating Income (Loss):
Corporate Costs	$(58.2)	$(44.5)	$(38.4)
Transition Costs (Costs to implement our Financial Flexibility Program)	(20.6)	(22.3)	(31.4)
Restructuring Expense	(32.0)	(17.4)	(30.9)
Loss on High Wycombe Building Sale	—	(13.8)	—
Total “All Other”	$(110.8)	$(98.0)	$(100.7)

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software, Goodwill and Other Intangibles.

(3)	The decrease in goodwill in North America from $118.0 million at December 31, 2003 to $110.9 million at December 31, 2004 is primarily attributed to an adjustment for additional net operating loss carryovers from the Hoover’s acquisition that resulted from an Internal Revenue Service pronouncement. The decrease in goodwill in International from $138.9 million at December 31, 2003 to $106.1 million at December 31, 2004 is primarily attributed to the sales of operations in Iberia, France, Central Europe, the Nordic region and, India (see Note 3 for more detail), partially offset by the positive effect of foreign currency translation and the acquisition of a controlling interest in RIBES S.p.A (see Note 4 for more detail).
The increase in goodwill in North America from $51.6 million at December 31, 2002 to $118.0 million at December 31, 2003 is primarily attributed to the acquisition of Hoover’s. The increase in goodwill in International from $131.7 million at December 31, 2002 to $138.9 million at December 31, 2003 is primarily attributed to the acquisition of Data House. (See Note 4 for more detail).

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Note 15. Supplemental Financial Data

Other Accrued and Current Liabilities:

	At December 31,
	2004	2003
Restructuring Accruals	$9.3	$2.7
Professional Fees	27.5	29.5
Operating Expenses	31.5	37.0
Spin-Off Obligation(1)	21.3	—
Other Accrued Liabilities	51.2	60.1
	$140.8	$129.3

(1)	As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and D&B entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/D&B2 stock options (including Moody’s/D&B2 options exercised by D&B employees), and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction goes to the issuing company of the stock option. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed upon treatment of the tax deductions thereunder, then the party that becomes then entitled to take the deduction may be required to indemnify the other party for the loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that appears to require that the tax deduction belongs to the employer of the optionee and not the issuer of the option. Accordingly, under the TAA, we received the benefit of additional tax deductions and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to 2003 and 2004 of approximately $21 million in the aggregate for such years. This potential reimbursement is a reduction to Shareholders’ Equity and has no impact on EPS.

Property, Plant and Equipment — Net, carried at cost:

	At December 31,
	2004	2003
Land	$4.7	$4.7
Buildings	29.1	28.9
Machinery and Equipment	196.3	221.0
	230.1	254.6
Less: Accumulated Depreciation	186.9	209.7
	43.2	44.9
Leasehold Improvements, less:
Accumulated Amortization of $15.6 and $20.4	8.0	10.2
	$51.2	$55.1

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Other Income (Expense) — Net:

	Year Ended December 31,
	2004	2003	2002
Miscellaneous Other Income (Expense) — Net	$1.0	$(1.9)	$(2.3)
Gains (Losses) on Sales of Businesses(2)	30.3	(2.5)	5.0
Gain on Sale of Investment	1.2	0.4	—
Write-off of Non-Recoverable Investments(2)	—	—	(2.9)
Insurance Recovery	—	7.0	—
	$32.5	$3.0	$(0.2)

(2)	See Note 3 to these consolidated financial statements.

Computer Software and Goodwill:

	Computer Software	Goodwill
January 1, 2003	$69.5	$183.3
Additions at cost	19.3	—
Amortization	(40.9)	—
Divestitures	—	(2.3)
Assets Held for Sale	—	(20.9)
Acquisitions	0.2	71.3
Other(3)	(0.9)	25.5
December 31, 2003	47.2	256.9
Additions at cost	16.4	—
Amortization	(31.4)	—
Divestitures	(0.1)	(44.0)
Acquisitions	0.9	(3.8)
Other(3)	(0.6)	7.9
December 31, 2004	$32.4	$217.0

(3)	Impact of foreign currency fluctuations.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Other Intangibles:

	Customer Lists	Trademarks, Patents and Other	Total
January 1, 2003	$7.6	$0.1	$7.7
Additions at cost	9.4	5.1	14.5
Operating Amortization	(3.1)	—	(3.1)
Other(4)	(6.3)	—	(6.3)
December 31, 2003	7.6	5.2	12.8
Additions at cost	3.1	—	3.1
Operating Amortization	(2.5)	—	(2.5)
Disposals	—	1.4	1.4
Other(5)	0.2	0.3	0.5
December 31, 2004	$8.4	$6.9	$15.3

(4)	Due to assets held for sale.
(5)	Impact of foreign currency fluctuations.

Allowance for Doubtful Accounts:
January 1, 2002	$21.0
Additions charged to costs and expenses	15.3
Write-offs	(13.3)
December 31, 2002	23.0
Additions charged to costs and expenses	4.1
Write-offs	(5.3)
December 31, 2003	21.8
Additions charged to costs and expenses	6.5
Write-offs	(7.9)
Divestitures	(1.9)
Other	0.9
December 31, 2004	$19.4
Deferred Tax Asset Valuation Allowance:
January 1, 2002	$70.2
Additions charged (credited) to costs and expenses	(13.4)
December 31, 2002	56.8
Additions charged (credited) to costs and expenses	21.9
Additions charged (credited) to other accounts(6)	(2.3)
December 31, 2003	76.4
Additions charged (credited) to costs and expenses	9.3
Additions charged (credited) due to divestitures	(29.1)
Additions charged (credited) to other accounts(6)	(0.7)
December 31, 2004	$55.9

(6)	Amount represents a decrease to goodwill associated with the Data House acquisition. See Note 4 “Acquisitions and Other Investments” to these consolidated financial statements.

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

Note 16.	Quarterly Financial Data (Unaudited)

	Three-Months Ended
	March 31	June 30	September 30	December 31	Year
2004 Operating Revenues:
North America	$250.5	$245.4	$247.8	$294.6	$1,038.3
International	92.9	104.5	85.4	92.9	375.7
Consolidated Operating Revenues	$343.4	$349.9	$333.2	$387.5	$1,414.0
Operating Income (Loss):
North America	$87.5	$73.0	$ 82.4	$122.4	$365.3
International	7.1	20.2	12.1	24.9	64.3
Total Divisions	94.6	93.2	94.5	147.3	429.6
All Other(1)	(29.1)	(28.6)	(21.6)	(31.5)	(110.8)
Consolidated Operating Income	$65.5	$64.6	$ 72.9	$115.8	$318.8
Net Income	$49.8	$39.5	$ 47.5	$ 75.0	$211.8
Basic Earnings Per Share of Common Stock(2)	$.69	$.56	$ .68	$ 1.09	$3.01
Diluted Earnings Per Share of Common Stock(2)	$.66	$.54	$ .65	$ 1.04	$2.90
2003 Operating Revenues:
North America	$226.5	$229.3	$229.2	$275.1	$960.1
International	88.2	105.7	103.1	129.3	426.3
Consolidated Operating Revenues	$314.7	$335.0	$332.3	$404.4	$1,386.4
Operating Income (Loss):
North America	$80.3	$68.4	$ 75.3	$105.9	$329.9
International	1.3	16.4	10.8	31.4	59.9
Total Divisions	81.6	84.8	86.1	137.3	389.8
All Other(1)	(26.0)	(23.7)	(32.0)	(16.3)	(98.0)
Consolidated Operating Income	$55.6	$61.1	$ 54.1	$121.0	$291.8
Net Income	$37.1	$35.1	$ 28.8	$ 73.5	$174.5
Basic Earnings Per Share of Common Stock(2)	$.50	$.47	$ .39	$ 1.01	$2.37
Diluted Earnings Per Share of Common Stock(2)	$.48	$.46	$ .38	$ .98	$2.30

(1)	The following table itemizes the components of the “All Other” category of Operating Income (Loss) (see Note 3 to these consolidated financial statements):

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

	Three Months Ended
	March 31	June 30	September 30	December 31	Year
Operating Income (Loss):
2004:
Corporate Costs	$(14.8)	$(14.6)	$(14.9)	$(13.9)	$(58.2)
Restructuring Expense	(10.2)	(8.0)	(2.7)	(11.1)	(32.0)
Transition Costs (Costs to implement our Financial Flexibility Program)	(4.1)	(6.0)	(4.0)	(6.5)	(20.6)
Total	$(29.1)	$(28.6)	$(21.6)	$(31.5)	$(110.8)
2003:
Corporate Costs	$(9.7)	$(11.3)	$ (9.9)	$(13.6)	$(44.5)
Restructuring Expense	(10.9)	(4.9)	(1.6)	—	(17.4)
Loss on High Wycombe, England, Building Sale	—	—	(13.8)	—	(13.8)
Transition Costs (Costs to implement our Financial Flexibility Program)	(5.4)	(7.5)	(6.7)	(2.7)	(22.3)
Total	$(26.0)	$(23.7)	$(32.0)	$(16.3)	$(98.0)

(2)	The number of weighted average shares outstanding changes as common shares are issued for employee benefit plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

Note 17.	Subsequent Events

Share Repurchase Program

In February 2005, we announced that our Board of Directors authorized a new $400 million two-year share repurchase program. This program is in addition to our existing repurchase program to offset the dilutive effect of shares issued under employee benefit plans. We expect that the share repurchase program will be funded from cash on hand and executed evenly over the two-year period. Through February 28, 2005, we repurchased 168,000 shares at an aggregate cost of $10.0 million.

Financial Flexibility Program

On January 31, 2005, the Board of Directors of D&B approved our 2005 Financial Flexibility Program. The actions associated with this 2005 Financial Flexibility Program, which will be implemented throughout 2005, include:

•	Improving operating efficiency with a focus on evaluating opportunities in our International segment, and

•	Leveraging current outsourcing partners and vendors to drive quality and cost efficiencies primarily in the area of technology.

We expect to complete all actions under the 2005 initiative by December 2005. On an annualized basis, these actions are expected to create $70 million to $80 million of financial flexibility (approximately $50 million in 2005), before any restructuring charges and transition costs and before any reallocation of spending. To implement these measures and complete our 2004 Program, we expect to incur transition costs of approximately $20 million to $22 million. In addition, we expect to incur non-core restructuring charges totaling approximately $30 million to $35 million pre-tax, of which $28 million to $32 million relate to

Notes to Consolidated Financial Statements—(continued)
(Tabular dollar amounts in millions, except per share data)

severance and termination costs and $2 million to $3 million relate to lease termination obligations and other exit costs, in 2005. The $30 million to $35 million pre-tax charge includes approximately $10 million of restructuring charges to complete the IBM outsourcing. Approximately $60 million to $65 million of these transition costs and restructuring charges are expected to result in cash expenditures.

Medicare Prescription Drug, Improvement, and Modernization Act of 2003

On January 21, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released final regulations implementing major provisions of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and estimated that our postretirement benefit plan will be qualified for the direct subsidies for an additional seven years and our APBO (as defined in notes to these consolidated financial statements) is expected to decrease by an approximately additional $10 million. We also expect this additional APBO reduction will result in a reduction of approximately $0.9 million in our 2005 postretirement benefit cost. Together with the impacts already included in our December 31, 2004 results, the APBO is expected to decrease by a total of $41 million and our plan will be actuarially equivalent beginning in 2006 until 2023. Our plan will be remeasured in the first quarter of 2005 and the financial impact will be recorded at that time.

Italy

On February 1, 2005, regulations implementing new tax legislation became effective in Italy that is expected to significantly increase the cost of conducting our Italian real estate information business in 2005. Specifically, the regulations increase data acquisition costs for Italian real estate information and require that we pay a fee each time we resell or license that data.

Our plan is to fully address these incremental costs through price increases to our customers to mitigate the impact to our operating income in Italy. Accordingly, we began implementing these price increases in February 2005.

At this time, we cannot predict with certainty the final impact that this tax legislation and related regulations will have on our 2005 reported results because we cannot forecast:

1.	customer acceptance of the price increases,

2.	the impact that such price increases may have on customers’ utilization of our real estate and other products during the year,

3.	the full nature and impact of actions that we may take to mitigate the operating income impact of the legislation, and

4.	the actions of our competitors.

Item 9.    Changes in and Disagreements with Accountants on Auditing and Financial Disclosure

Not Applicable.

Item 9a.    Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management also evaluated, with the participation of our CEO and CFO, any change in our Disclosure Controls and determined that there were no changes in our Disclosure Controls during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting (“Internal Control”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within D&B have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the fourth quarter of our fiscal year ended December 31, 2004, the Disclosure Controls are effective in providing reasonable assurance that material information relating to D&B is made known to management on a timely basis during the period when our periodic reports are being prepared.

Management’s Report on Internal Control over Financial Reporting

Management’s report on Internal Control for Financial Reporting is incorporated herein by reference to page 62 of this Form 10-K

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.    Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant*

Information concerning our executive officers is included in this report after Item 4, under the caption “Executive Officers of the Registrant.”

Code of Ethics and Corporate Governance

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

We have adopted a Code of Conduct that applies to all of our directors, officers and employees (including our chief executive officer, chief financial officer and corporate controller) and have posted the Code of Conduct on our Web site. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to our chief executive officer, chief financial officer and corporate controller by posting this information on our Web site. Our Web site address is listed above.

The information on our Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Because our common stock is listed on the New York Stock Exchange (“NYSE”), our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Mr. Allan Z. Loren who was our chief executive officer through December 31, 2004, made his annual certification to that effect to the NYSE as of May 25, 2004. In addition, we have filed, as exhibits to this Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Item 11.    Executive Compensation*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

The following table provides information as of December 31, 2004 regarding shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders(1)	8,352,348(2)	$28.03	4,647,158(3)

(1)	This table includes information for two equity compensation plans adopted in connection with our separation from Moody’s. As of December 31, 2004, a total of 2,466,154 shares of D&B common stock were issuable upon exercise of outstanding options and other rights under those two plans. The weighted average exercise price of those outstanding options and other rights is $14.62 per share. No additional options or other rights may be granted under those two plans.

(2)	Includes options for 8,300,473 shares of D&B common stock, restricted stock units for 45,129 shares of D&B common stock and deferred performance shares for 6,746 shares of D&B common stock. This amount does not include outstanding shares of restricted common stock of 122,150.

(3)	Includes shares available for future purchases under our 2000 Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2004, an aggregate of 1,000,275 shares of D&B common stock were available for purchase under the ESPP.

Item 13.    Certain Relationships and Related Transactions*

Item 14.    Principal Accountant Fees and Services*

* Information regarding our Corporate Governance Principles, Code of Conduct and Committee Charters is set forth in Item 10 of this Form 10-K. Information regarding our equity compensation plans is set forth under Item 12. All other information called for by Items 10-14 will be contained in our definitive proxy statement for use in connection with our annual meeting of shareholders scheduled to be held on May 3, 2005. Such information is incorporated into this Form 10-K by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report.

(1) Financial Statements.

See Index to Financial Statements and Schedules in Part II, Item 8 of this Form 10-K.

(2) Financial Statement Schedules.

None.

(b) Exhibits.

      See Index to Exhibits on pages 121 to 125 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2005.

THE DUN & BRADSTREET CORPORATION (Registrant)
By:	/s/ STEVEN W. ALESIO
STEVEN W. ALESIO President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 11, 2005.

/s/ ALLAN Z. LOREN	Director and Chairman of the Board
Allan Z. Loren

/s/ STEVEN W. ALESIO	Director, President and Chief Executive Officer (principal executive officer)
Steven W. Alesio

/s/ MARY JANE RAYMOND	Corporate Controller (principal accounting officer)
Mary Jane Raymond

/s/ SARA MATHEW	Chief Financial Officer (principal financial officer)
Sara Mathew

/s/ JOHN W. ALDEN	Director
John W. Alden

/s/ CHRISTOPHER J. COUGHLIN	Director
Christopher J. Coughlin

/s/ JAMES N. FERNANDEZ	Director
James N. Fernandez

/s/ RONALD L. KUEHN, JR.	Director
Ronald L. Kuehn, Jr.

/s/ VICTOR A. PELSON	Director
Victor A. Pelson

/s/ SANDRA E. PETERSON	Director
Sandra E. Peterson

/s/ MICHAEL R. QUINLAN	Director
Michael R. Quinlan

/s/ NAOMI O. SELIGMAN	Director
Naomi O. Seligman

INDEX TO EXHIBITS

Regulation S-K Exhibit Number
3.	Articles of Incorporation and By-laws
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

4.3
Five-Year Credit Agreement, dated September 1, 2004, among The Dun & Bradstreet Corporation, the Borrowing Subsidiaries Party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of Tokyo-Mitsubishi Trust Company and Citicorp USA, Inc., as Syndication Agents, The Bank of New York and Suntrust Bank, as Documentation Agents and the Lenders Party thereto (incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K, file number 1-15967, filed September 3, 2004).

4.4
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

10.12
Amended and Restated Indemnity and Joint Defense Agreement among the Registrant, VNU, N.V., VNU, Inc. ACNielsen Corporation, AC Nielsen (US), Inc., Nielsen Media Research, Inc., R.H. Donnelley Corporation, Moody’s Corporation and IMS Health Incorporated (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 4, 2004).

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

10.15†
The Dun & Bradstreet Executive Transition Plan (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000) (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

Regulation S-K Exhibit Number
10.16†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).
10.17†
Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form l0-Q, file number 1-15967, filed November 14, 2000).

10.18†
Supplemental Executive Benefit Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.19†
Profit Participation Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.20†
Employment Agreement, dated May 15, 2000, by and between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and Allan Z. Loren (as assumed by the Registrant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10/A-3, file number 1-15967, filed September 14, 2000).

10.21†	The Dun & Bradstreet Career Transition Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 4, 2002).
10.22†
2000 Dun & Bradstreet Corporation Replacement Plan for Certain Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.23†
2000 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.24†
The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (as amended and restated June 20, 2001) (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 1, 2001).

10.25†
2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).

10.26†
The Dun & Bradstreet Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as assumed by the Registrant) (incorporated by reference to Exhibit 10.18 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed October 20, 1999).

10.27†	Form of Limited Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.25 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998).
10.28†
The Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).

10.29†	The Dun & Bradstreet Corporation Cash Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).
10.30†	Form of Detrimental Conduct Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 4, 2002).
10.31†
Amendment to Employment Agreement, dated December 31, 2004, between Allan Z. Loren and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K, file number 1-15967, filed January 4, 2005).

Regulation S-K Exhibit Number
10.32†	Key Employees’ Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 6, 2002).
10.33†
Employment Agreement, dated December 31, 2004, between Steven W. Alesio and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K, file number 1-15967, filed January 4, 2005).

10.34
Technology Services Agreement between the Registrant and Computer Sciences Corporation, dated June 27, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 13, 2002).

10.35†	2005 and 2004 Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K, file number 1-15967, filed December 8, 2004).
10.36†
Form of Restricted Share Unit Award Agreement under the 2000 Non-employee Directors’ Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K, file number 1-15967, filed December 8, 2004).

10.37†
The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 28, 2003).

10.38†
Form of Restricted Stock Award Agreement under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.39†
Form of Stock Option Award Agreement under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.40†
Form of Restricted Stock Unit Award Agreement under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.41†
Form of Stock Option Award Agreement under the 2000 Non-employee Directors’ Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.42†
Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors’ Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.43*
Business Process Services Agreement made and effective as of October 15, 2004 by and between the Company and International Business Machines Corporation. This Exhibit has been redacted pursuant to a confidentially request under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended.

21.	Subsidiaries of the Registrant
21.1*	List of Active Subsidiaries as of December 31, 2004.
23.	Consents of Experts and Counsel
23.1*	Consent of PricewaterhouseCoopers LLP.
31.	Rule 13a-14(a)/ 15(d)-14(a) Certifications

Regulation S-K Exhibit Number
31.1*
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