Form 10-Q
period 2005-03-31
DUN & BRADSTREET CORP/NW
filed 2005-05-05
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes ☑       No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at March 31, 2005

Common Stock, par value $0.01 per share	68,105,739

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(Amounts in millions, except
	share and per share data)
Revenue	$341.3	$343.4

Operating Expenses	95.1	103.2
Selling and Administrative Expenses	155.2	152.5
Depreciation and Amortization	8.6	12.0
Restructuring Charge	10.4	10.2

Operating Costs	269.3	277.9

Operating Income	72.0	65.5

Interest Income	2.8	2.1
Interest Expense	(5.3)	(4.6)
Minority Interest	0.7	—
Other (Expense) Income — Net	(0.2)	12.5

Non-Operating (Expense) Income — Net	(2.0)	10.0

Income Before Provision for Income Taxes	70.0	75.5
Provision for Income Taxes	18.1	25.7
Equity in Net Income of Affiliates	0.2	—

Net Income	$52.1	$49.8

Basic Earnings per Share of Common Stock	$0.76	$0.69

Diluted Earnings per Share of Common Stock	$0.73	$0.66

Weighted Average Number of Shares Outstanding — Basic	68,525,000	71,869,000
Weighted Average Number of Shares Outstanding — Diluted	71,396,000	74,816,000

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(Dollar amounts in millions,
	except per share data)
Assets
Current Assets
Cash and Cash Equivalents	$295.4	$252.9
Marketable Securities	34.4	82.6
Accounts Receivable — Net of Allowance of $19.6 at March 31, 2005 and $19.4 at December 31, 2004	378.6	382.1
Other Receivables	8.1	16.8
Deferred Income Tax	16.0	15.9
Other Current Assets	16.7	11.8

Total Current Assets	749.2	762.1

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $204.2 at March 31, 2005 and $202.5 at December 31, 2004	51.3	51.2
Prepaid Pension Costs	462.2	455.3
Computer Software, Net of Accumulated Amortization of $330.9 at March 31, 2005 and $328.0 at December 31, 2004	28.4	32.4
Goodwill, Net	215.7	217.0
Deferred Income Tax	61.6	60.9
Other Non-Current Assets	53.1	56.6

Total Non-Current Assets	872.3	873.4

Total Assets	$1,621.5	$1,635.5

Current Liabilities
Accounts Payable	$32.5	$51.2
Accrued Payroll	49.5	110.8
Accrued Income Tax	17.0	22.2
Short Term Debt	299.9	—
Other Accrued and Current Liabilities	146.3	140.8
Deferred Revenue	456.8	388.6

Total Current Liabilities	1,002.0	713.6

Pension and Post-retirement Benefits	466.9	468.0
Long Term Debt	—	300.0
Other Non-Current Liabilities	102.3	99.7

Contingencies (Note 7)

Shareholders’ Equity
Preferred Stock, $0.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Series Common Stock, $0.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Common Stock, $0.01 par value per share, authorized — 200,000,000 shares — issued — 81,945,520 shares	0.8	0.8
Unearned Compensation Restricted Stock	(10.6)	(1.4)
Capital Surplus	188.7	198.2
Retained Earnings	722.4	670.3
Treasury Stock, at cost, 13,839,781 shares at March 31, 2005 and 13,331,966 shares at December 31, 2004	(597.5)	(557.6)
Cumulative Translation Adjustment	(146.4)	(149.0)
Minimum Pension Liability Adjustment	(107.1)	(107.1)

Total Shareholders’ Equity	50.3	54.2

Total Liabilities and Shareholders’ Equity	$1,621.5	$1,635.5

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in millions)
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$52.1	$49.8
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	8.6	12.0
Gain from Sales of Businesses	—	(11.7)
Income Tax Benefit due to Exercise of Stock Awards Under Incentive Plans	2.5	3.1
Stock Based Compensation	8.5	0.4
Restructuring Expense, Net	10.4	11.0
Restructuring Payments	(6.7)	(6.7)
Deferred Income Taxes, Net	1.2	1.5
Accrued Income Taxes, Net	3.2	19.6
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	4.0	8.1
Net (Increase) Decrease in Other Current Assets	(4.8)	1.3
Increase in Deferred Revenue	67.8	61.0
Decrease in Accounts Payable	(17.4)	(15.8)
Net Decrease in Accrued Liabilities	(54.3)	(47.7)
Net Decrease in Other Accrued and Current Liabilities	(5.6)	(5.9)
Changes in Non-Current Assets and Liabilities:
Increase in Other Long Term Assets	(3.9)	(13.4)
Net Increase in Long Term Liabilities	1.2	5.3
Net, Other, Non-Cash Adjustments	0.1	(0.7)

Net Cash Provided by Operating Activities	66.9	71.2

Cash Flows from Investing Activities:
Investments for Marketable Securities	(48.2)	(108.6)
Redemptions for Marketable Securities	96.4	20.9

Proceeds from Sales of Businesses, Net of Cash Divested	(1.5)	42.3
Payments for Acquisitions of Businesses, Net of Cash Acquired	(1.3)	—
Cash Settlements of Foreign Currency Contracts	(1.9)	(8.8)
Capital Expenditures	(3.1)	(3.2)
Additions to Computer Software and Other Intangibles	(1.5)	(1.7)
Net Assets Held for Sales of Businesses	—	(2.2)
Other	0.1	—

Net Cash Provided by (Used) in Investing Activities	39.0	(61.3)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(74.2)	(84.7)
Net Proceeds from Stock Plans	8.5	8.0
Net, Other	0.1	0.4

Net Cash Used in Financing Activities	(65.6)	(76.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.2	24.8

Increase (Decrease) in Cash and Cash Equivalents	42.5	(41.6)
Cash and Cash Equivalents, Beginning of Period	252.9	239.0

Cash and Cash Equivalents, End of Period	$295.4	$197.4

Supplemental Disclosure of Cash Flow Information:
Cash Paid
Income Taxes, Net of Refunds	$11.2	$5.2
Interest	$8.5	$8.6

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Note 1 — Basis of Presentation

     These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B” or “We”) Annual Report on Form 10-K for the year ended December 31, 2004. The consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. All significant inter-company transactions have been eliminated in consolidation. Where appropriate, we have reclassified certain prior period amounts to conform to our current presentation.

Note 2 — Recent Accounting Pronouncements

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Reform Act”) was signed into law. In connection with the Medicare Reform Act, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. The FSP was adopted for periods beginning after July 1, 2004. Under the FSP, if a company concludes that its defined benefit post-retirement benefit plan is actuarially equivalent to the Medicare Part D benefit, the employer should recognize subsidies from the federal government in the measurement of the accumulated post-retirement benefit obligation (“APBO”) under SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions.” The resulting reduction of the APBO should be accounted for as an actuarial gain. On January 21, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released final regulations implementing major provisions of the Medicare Reform Act of 2003. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will qualify for the direct subsidies for an additional seven years and our APBO is expected to decrease by an approximately additional $4.8 million. As a result, our 2005 post-retirement benefit cost is expected to decrease by approximately $0.7 million. Together with the impacts already included in our December 31, 2004 results, the APBO is expected to decrease by a total of $35.8 million and our plan is expected to be actuarially equivalent in 2006 until 2023.

     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) or “SFAS No. 123R,” “Share-Based Payments,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This standard requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period that an employee provides service in exchange for the award, which normally would be the vesting period. The standard has two transition application methods to choose from. They are the Modified Prospective application or Modified Retrospective application. Under the Modified Prospective application, compensation cost is recognized for new grants and modifications made after the date of the required effective date, plus the remaining unrecognized expense associated with previously issued awards that are not vested as of the date of adoption. Prior

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (continued)

periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the Modified Retrospective application, a company is required to restate its financial statements back either (a) to all prior years for which SFAS No. 123 was effective or (b) to only prior interim periods in the year in which SFAS No. 123R is adopted. In April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that Statement No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the FASB Statement). At the present time, we have no plans to change our adoption, under the Modified Prospective application, from July 1, 2005. Accordingly, we intend to expense stock options beginning in the third quarter of 2005. The annualized expense for stock options in 2005 is expected to be approximately $16 million, and therefore the Company currently expects to expense approximately $8 million in the second half of 2005.

     In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides a deduction from income for qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales. FSP No. FAS 109-1 provides guidance on the accounting implications of the Act related to the deduction for qualified domestic production activities. The deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction, if any, will be reported in the period in which the deduction is claimed on our tax return. We are currently assessing the Act’s impact and any corresponding financial impact that the adoption of FSP No. FAS 109-1 will have on our consolidated financial statements and expect to finalize our assessment by September 30, 2005.

     In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. FAS 109-2 provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act in income tax expense and deferred tax liability. We are awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Act. Therefore, we are not in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We are currently assessing the impact of applying the guidance of FSP No. FAS 109-2 on our consolidated financial statements and expect to finalize our assessment by September 30, 2005.

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

     During the first quarter of 2005, we recognized a $10.4 million net restructuring charge consisting of the following two Financial Flexibility Programs:

•	we recognized an $8.2 million restructuring charge in connection with the 2005 Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”). The charge was recorded in accordance with SFAS No. 146, “Accounting for Costs

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (continued)

Associated with Exit or Disposal Activities.” The charge included $7.9 million for severance and termination costs related to approximately 270 employees and $0.3 million for other costs to consolidate or close facilities and relocate employees. During the first quarter of 2005, approximately 160 employees were terminated in conjunction with our 2005 Financial Flexibility Program. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations. In total, we expect to record approximately $20 million to $24 million for all restructuring charges related to the 2005 Financial Flexibility Program including $17 million to $21 million for severance and termination costs related to approximately 400 positions and $3 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees.

•	in addition, we recognized a $2.2 million net restructuring charge primarily for the International Business Machines Corporation (“IBM”) outsourcing agreement in connection with the 2004 Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The charge included $5.0 million for severance and termination costs related to approximately 400 employees (partially offset by a $2.8 million post-retirement curtailment gain due to the 2004 Financial Flexibility Program employee actions discussed below). During the first quarter of 2005, approximately 200 employees were terminated in conjunction with our 2004 Financial Flexibility Program. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations. We expect to record approximately $7 million to $8 million, net of the post-retirement curtailment gain, by the end of 2005.

     In accordance with SFAS No. 106, Employers’ Accounting For Post-Retirement Benefits Other Than Pensions, we were required to recognize a curtailment gain for the post-retirement plans related to the employee actions of the 2004 Financial Flexibility Program. The curtailment accounting required us to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the layoffs. During the first quarter of 2005, we recognized a $2.8 million curtailment gain related to our post-retirement benefit plan which was recorded as an increase to earnings. This curtailment gain is included in the $2.2 million net restructuring charge recorded in the first quarter of 2005 for the 2004 Financial Flexibility Program discussed above.

     During the first quarter of 2004, we recognized a $10.2 million restructuring charge in connection with our 2004 Financial Flexibility Program in accordance with SFAS No. 146. The charge included $9.3 million for severance and termination costs related to approximately 150 employees and $0.9 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees. During the first quarter of 2004, approximately 100 employees were terminated in conjunction with the 2004 Financial Flexibility Program.

     As of March 31, 2005, we have eliminated approximately 4,500 positions (including 300 open positions) and terminated (via attrition and termination) approximately 4,200 employees under our Financial Flexibility Programs since its inception in October 2000. These figures include the 220 employees who were transitioned to IBM as part of the 2004 Financial Flexibility Program and the approximately 400 employees who were transitioned to Computer Sciences Corporation (“CSC”) as part of the 2002 Financial Flexibility Program. Under the terms of the CSC agreement, we outsourced certain technology functions in which approximately 400 of our employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (continued)

    The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2005 Financial Flexibility Program.

		Lease
		Termination
	Severance	Obligations
	and	and Other
	Termination	Exit Costs	Total
2005 Restructuring Charges
Charge Taken during First Quarter 2005	$7.9	$0.3	$8.2

Payments during First Quarter 2005	(2.4)	(0.2)	(2.6)

Balance Remaining as of March 31, 2005	$5.5	$0.1	$5.6

     The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2004 Financial Flexibility Program.

		Post-	Lease
		Retirement	Termination
	Severance	Curtailment	Obligations
	and	Charges	and Other
	Termination	(Gains)	Exit Costs	Total

2004 Restructuring Charges:
Total Charge Incurred during 2004	$28.4	$0.5	$3.1	$32.0

Charge Taken during First Quarter 2004	$9.3	$—	$0.9	$10.2
Payments during First Quarter 2004	(3.8)	—	(0.9)	(4.7)

Balance Remaining as of March 31, 2004	$5.5	$—	$—	$5.5

Charge Taken during Second Quarter 2004	$7.5	$—	$0.5	$8.0
Payments during Second Quarter 2004	(4.1)	—	—	(4.1)

Balance Remaining as of June 30, 2004	$8.9	$—	$0.5	$9.4

Charge Taken during Third Quarter 2004	$2.6	$—	$0.1	$2.7
Payments during Third Quarter 2004	(7.1)	—	(0.4)	(7.5)

Balance Remaining as of September 30, 2004	$4.4	$—	$0.2	$4.6

Charge Taken during Fourth Quarter 2004	$9.0	$0.5	$1.6	$11.1
Payments/Pension Plan and Post-Retirement Net Charges during Fourth Quarter 2004	(6.2)	(0.5)	(1.1)	(7.8)

Balance Remaining as of December 31, 2004	$7.2	$—	$0.7	$7.9

Charge Taken during First Quarter 2005	$5.0	$(2.8)	$—	$2.2

Payments/Post-Retirement Gain during First Quarter 2005	$(3.6)	$2.8	$—	$(0.8)

Balance Remaining as of March 31, 2005	$8.6	$—	$0.7	$9.3

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (continued)

Note 4 — Notes Payable and Indebtedness

     Our borrowings at March 31, 2005 and December 31, 2004, including interest rate swaps designated as hedges, are summarized below:

	March 31,	December 31,
	2005	2004
	Liability (Asset)

Fixed-rate notes	$300.3	$301.8
Fair value of interest rate swaps	(0.4)	(1.9)
Other	—	0.1

Total Debt	$299.9	$300.0

     The notes with face value of $300.0 million have a five-year term maturing in March 2006 and bear interest at a fixed annual rate of 6.625%, payable semi-annually. During the first quarter of 2005, these notes have been reclassified from long term debt to short term debt because they will mature in one year. We have entered into interest rate swap agreements to hedge a portion of this long-term debt (see Note 6 to the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed description). At March 31, 2005 and December 31, 2004, the notes and the fair value of the interest rate swaps are recorded as “Short Term Debt” and “Long Term Debt,” respectively.

Other Credit Facilities

          At March 31, 2005, we had a total of $300 million of bank credit facilities available at prevailing short-term interest rates, which will expire in September 2009. These facilities also support our commercial paper borrowings up to $300 million. We have not drawn on the facilities and we did not have any borrowings outstanding under these facilities at March 31, 2005. We also have not borrowed under our commercial paper program in 2005. We believe that cash flows generated from operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs. The facilities require the maintenance of interest coverage and total debt to EBITDA ratios (as defined in the agreement). As of March 31, 2005, we were in compliance with these requirements.

Note 5 — Reconciliation of Weighted Average Shares

	Three Months Ended
	March 31,
	2005	2004
	(Share data in
	thousands)
Weighted average number of shares — basic	68,525	71,869
Dilutive effect of shares issuable under stock options, restricted stock and performance share plans	2,639	2,811
Adjustment of shares applicable to stock options exercised during the period and performance share plans	232	136

Weighted average number of shares — diluted	71,396	74,816

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (continued)

     During the first quarter of 2005 and 2004, we repurchased 571,150 and 435,768 shares of stock for $35.0 million and $23.2 million, respectively, to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. During the first quarter of 2005, we also repurchased 640,150 shares in connection with a previously announced $400 million, two year share repurchase program for $39.2 million. During the first quarter of 2004, we also repurchased 1,139,272 shares in connection with a previously announced $200 million share repurchase program for $61.5 million.

     Options to purchase 516,154 and 710,340 shares of common stock were outstanding at March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. Our options generally expire 10 years after the grant date.

Note 6 — Comprehensive Income

     Total comprehensive income for the three months ended March 31, 2005 and 2004, which includes net income and other gains and losses that affect shareholders’ equity, was as follows:

	Three Months Ended
	March 31,
	2005	2004
Net Income	$52.1	$49.8
Other Comprehensive Income
Foreign Currency Translation Adjustment	2.6	23.1

Total Comprehensive Income	$54.7	$72.9

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

     In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin off by D&B1 of its stock in ACNielsen and Cognizant. In June 1998, D&B1 separated through a spin off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/D&B1”), and which spun off its stock in a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (continued)

two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Form 10-Q as “Moody’s/D&B2”) and which spun off its stock in a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Form 10-Q as “D&B”) (the “2000 Distribution”).

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

     Pursuant to a series of tax sharing agreements (the “Tax Sharing Agreements”), IMS and NMR are jointly and severally liable for and must pay one-half, and we and Moody’s/D&B2 are jointly and severally liable for and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from the Legacy Tax Matters (other than the matter summarized under “Amortization and Royalty Expense Deductions/Royalty Income 1997–2005,” for which we and Moody’s/D&B2 are solely responsible). Moody’s/D&B2 was contractually obligated to pay, and did pay, that $137 million in connection with the Capital Losses Matter.

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

     During the fourth quarter of 2004, the taxpayer entered into a settlement agreement with the IRS resolving this matter, for which the tax, interest, and penalties are payable to the IRS upon the receipt of the related bills.

     During the fourth quarter of 2004, and the first quarter of 2005, the IRS issued two bills to the taxpayer of record with respect to the tax years 1988 and 1990. The 1988 tax bill totaled $35.9 million, and the 1990 tax bill totaled $11.6 million. A third and final bill with respect to 1989, which we expect to receive in the first half of 2005, is anticipated to be approximately $0.6 million, based upon representations from the IRS. The taxpayer’s liability with respect to this matter is being satisfied by a combination of cash payments, and outstanding refund claims owed to us by the IRS. Therefore, of the two bills received to date, we have made total cash payments of approximately $12.8 million, including the application of $7.0 million of refunds owed to us by the IRS and before associated benefits relating to the deductibility of interest expense of $4.0 million. As a result, the cash flow impact of these payments (net of tax benefit) in the first quarter of 2005 was $15.8 million. We expect to pay approximately $0.3 million for the third and final bill. Therefore, our net impact to cash flow relating to this matter will be $16.1 million (tax, interest and penalties, net of tax benefits and inclusive of amounts in dispute with IMS/NMR as described below), which is in line with our previously disclosed expectations in our Annual Report on Form 10-K for the year ended December 31, 2004. Given that our anticipated final payment to the IRS of $0.3 million referred to above is not significant to the Company, we will no longer report on this legacy tax matter in future filings.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (continued)

     As stated above, the Tax Sharing Agreements provide that IMS and NMR are jointly and severally liable and must pay one half, and we and Moody’s/D&B2 are jointly and severally liable and must pay the other half, of tax liabilities relating to this matter. IMS and NMR have indicated to us their belief that they are not responsible for certain portions of the settlement payment. Given our indemnification obligations to Donnelley/D&B1 (the taxpayer of record), we and Moody’s/D&B2 are required to pay to the IRS on behalf of Donnelley/D&B1 any portion of the settlement amount not paid by IMS and NMR. As a result of this dispute with IMS and NMR and given our indemnification obligations to Donnelly/D&B1, we have paid the IRS approximately $4.5 million (tax and interest, net of tax benefits) in excess of our allocable share of the settlement under the terms of the Tax Sharing Agreements. We believe that the position of IMS and NMR on this allocation issue is contrary to their obligations under the Tax Sharing Agreements. If we are unable to resolve this dispute with IMS and NMR through the negotiation process contemplated by the Tax Sharing Agreements we will commence arbitration proceedings to enforce our rights to collect these amounts from IMS and NMR. While we believe we will prevail in any such arbitration, we cannot predict with certainty that we will ultimately achieve this result.

Royalty Expense Deductions — 1993–1997

     In the second quarter of 2003, we received on behalf of Donnelley/D&B1 a proposed notice of deficiency from the IRS proposing adjustments with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by Donnelley/D&Bl on its 1993–1996 tax returns. We estimate that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to us of up to $5.0 million in pending tax refunds. We also estimate that the net impact to D&B’s cash flow with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to $46.8 million (tax, interest and penalties, net of tax benefits).

     In addition, and also in the second quarter of 2003, we received on behalf of the partnership associated with the above transaction a notice of proposed adjustment from the IRS challenging the tax treatment of certain royalty payments received by the partnership in which Donnelley/D&B1 was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to Donnelley/D&B1. In January 2004, we received, on behalf of the partnership, a notice of proposed partnership adjustment, and on behalf of Donnelley/D&B1 notice of proposed adjustment (similar to those received in the second quarter of 2003) associated with Donnelley/D&Bl’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. In April 2004, we received, on behalf of Donnelley/D&B1, a proposed notice of deficiency proposing the adjustments described in the January 2004 notice. We estimate that the net impact to cash flow with respect to our share of this income for the Notices received in 2003 and 2004 could be up to $23.1 million (tax, interest, and penalties, net of tax benefits). We believe that the position of the IRS regarding the partnership is inconsistent with its position with respect to the same royalty expense deductions described above and, therefore, the IRS is unlikely to prevail on both positions. The $23.1 million referenced in this paragraph would be in addition to the $46.8 million noted above related to royalty expense deductions discussed in the previous paragraph.

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

     The Tax Sharing Agreements, which govern each of the parties’ rights and obligations under this situation, provide that, a party withholding consent to a proposed settlement shall “continue or initiate

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (continued)

further proceedings” with the IRS “at its own expense, and the liability of the party previously in control of such proceedings shall be limited to the liability that would have resulted from the proposed settlement agreement (including interest, additions to tax and penalties which have accrued at that time.)” We believe, therefore, as a result of the failure of NMR and IMS to provide their consent that in accordance with the foregoing provisions (the “Royalty Expense Indemnity & Defense Provisions”) we have effectively capped our liability for this matter with respect to tax years 1995–1996 at the amounts provided in the Royalty Expense Proposed Settlement (and related final agreement).

     Thus, we believe that the ultimate resolution of the 1995–1996 tax years will have a projected net impact to our cash flow of $38.1 million (tax, interest and penalties, net of tax benefits). We also believe that in accordance with the terms of the Tax Sharing Agreements NMR would be contractually responsible to pay any excess amounts above the Proposed Settlement that may ultimately be owing with respect to tax years 1995–1996.

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

     Although the IRS withdrew its settlement offer with respect to tax years 1995–1996, as described above, we are continuing to discuss a possible settlement of this matter with IRS representatives. If we are not successful in resolving this matter with the IRS, the IRS may issue notices preliminary to making assessments at any time. If we, on behalf of Donnelley/D&B1 and Moody’s/D&B2, were to challenge at any time, any of the IRS positions for years other than 1993 and 1994 described above in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case. It is possible that the IRS may seek to issue separate notices with respect to the inconsistent positions noted above.

Amortization and Royalty Expense Deductions/Royalty Income — 1997–2005

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

     Specifically, the IRS asserted that certain amortization expense deductions claimed by Donnelley/D&Bl and Moody’s/D&B2 on their 1997–1998 tax returns should be disallowed. We estimate

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (continued)

that the net impact to cash flow as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $62.1 million (tax, interest and penalties, net of tax benefits but not taking into account the Moody’s/D&B2 repayment to us of $36.2 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted. At the 2000 Distribution date, we paid Moody’s/D&B2 approximately $55 million in cash representing the discounted value of future tax benefits associated with this transaction. However, pursuant to the terms of the distribution agreement for the 2000 Distribution, should the transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. If the transaction was terminated at March 31, 2005, the amount of such repayment from Moody’s/D&B2 to us would be approximately $36.2 million and would decrease by approximately $4.0 million to $5.0 million per year.

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

     In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense/income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997–1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $141.9 million (tax, interest, and penalties, net of tax benefits). This $141.9 million would be in addition to the $62.1 million noted above related to the amortization expense deduction.

     We have filed protests relating to this matter with the IRS Office of Appeals. During the third quarter of 2004, we were informed by the IRS Office of Appeals that this matter was being returned to the Examination Division of the IRS for further development of the issues. We are attempting to resolve this matter with the IRS before proceeding to litigation, if necessary. If we, on behalf of Donnelley/D&B1 and Moody’s/D&B2, were to challenge, at any time, any of these IRS positions for years 1997 and 1998 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case. It is possible that the IRS may seek to issue notices with respect to both of the inconsistent positions noted above.

*      *      *      *      *

     We have considered the foregoing legacy tax matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. We have net $94.7 million of reserves recorded in the consolidated financial statements in Other Non-Current Liabilities. We believe that these reserves are adequate for our share of the liabilities in these legacy tax matters. Any payments that would be made for these exposures could be significant to our cash from operations in the period a cash payment took place, including any payments for the purpose of obtaining jurisdiction in U.S. District Court or the U.S. Court of Federal Claims to challenge any of the IRS’s positions.

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

Overview of the Lawsuit

     In July 1996, IRI filed a complaint, subsequently amended in 1997, in the U.S. District Court for the Southern District of New York, naming as defendants a company then known as The Dun & Bradstreet Corporation and now known as R.H. Donnelley (referred to in this Form 10-Q as Donnelley/D&B1), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley/D&B1.

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

     Hoover’s has approved a settlement agreement and related agreements that set forth the terms of a settlement between Hoover’s, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Hoover’s and the individual defendants for the conduct alleged in the action to be wrongful. Hoover’s would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Hoover’s

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (continued)

may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Hoover’s to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Hoover’s currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Hoover’s is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Hoover’s. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Hoover’s insurance carriers should arise, Hoover’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. There is no assurance that the court will grant final approval to the settlement.

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

     There are four counts in the Amended Complaint. Count 1 claims that we violated ERISA by not paying severance benefits to plaintiffs under our Career Transition Plan. Count 2 claims a violation of ERISA in that our sale of the RMS business to RMSC and the resulting termination of our employees constituted a prohibited discharge of the plaintiffs and/or discrimination against the plaintiffs for the “intentional purpose of interfering with their employment and/or attainment of employee benefit rights

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (continued)

which they might otherwise have attained.” Count 3 claims that the plaintiffs were materially harmed by our alleged violation of ERISA’s requirements that a summary plan description reasonably apprise participants and beneficiaries of their rights and obligations under the plans and that, therefore, undisclosed plan provisions (in this case, the actuarial deduction beneficiaries incur when they leave D&B before age 55 and elect to retire early) cannot be enforced against them. Count 4 claims that the 6.60% interest rate (the rate is actually 6.75%) used to actuarially reduce early retirement benefits is unreasonable and, therefore, results in a prohibited forfeiture of benefits under ERISA.

     In the Amended Complaint, the plaintiffs sought payment of severance benefits; equitable relief in the form of either reinstatement of employment with D&B or restoration of employee benefits (including stock options); invalidation of the actuarial reductions applied to deferred vested early retirement benefits, including invalidation of the plan rate of 6.60% (the actual rate is 6.75%) used to actuarially reduce former employees’ early retirement benefits; attorneys’ fees and such other relief as the court may deem just.

     We deny all allegations of wrongdoing and are aggressively defending the case. In September 2003, we filed a motion to dismiss Counts 1, 3 and 4 of the Amended Complaint on the ground that plaintiffs cannot prevail on those claims under any set of facts, and in February 2004, the Court heard oral argument on our motion. With respect to Count 4, the Court requested that the parties conduct limited expert discovery and submit further briefing. In November 2004, after completion of expert discovery on Count 4, we moved for summary judgment on Count 4 on the ground that an interest rate of 6.75% is reasonable as a matter of law. Briefing on that motion has now been completed. Meanwhile, on November 30, 2004 the Court issued a ruling granting our motion to dismiss Counts 1 and 3. Shortly after that ruling, plaintiffs’ counsel stipulated to dismiss Count 2 (which challenged the sale of the RMS business as an intentional interference with employee benefit rights, but which the motion to dismiss did not address). Plaintiffs’ counsel also stipulated to a dismissal of Count 1, the severance pay claim, agreeing to forego any appeal of the Court’s dismissal of that claim. Plaintiffs’ counsel did file a motion to join party plaintiffs and to amend the amended complaint to add a new count challenging the adequacy of the retirement plan’s mortality tables. The court granted the motion and we have filed our objections.

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

Note 8 — Stock-Based Compensation

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

	Three Months
	Ended March 31,
	2005	2004
Reported Net Income	$52.1	$49.8
Add: Stock compensation cost under the intrinsic method, included in net income, net of tax benefits	2.2	1.3
Deduct: Total stock compensation cost under fair-value method for all awards, net of tax benefits	(4.5)	(4.0)

Pro forma Net Income	$49.8	$47.1

Basic EPS:
As reported	$0.76	$0.69

Pro forma	$0.73	$0.65

Diluted EPS:
As reported	$0.73	$0.66

Pro forma	$0.70	$0.63

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (continued)

Note 9 — Pension and Post-retirement Benefits

     The following table sets forth the components of the net periodic cost associated with our pension plans and our post-retirement benefit obligations, pursuant to the revised requirements under SFAS No. 132 (revised).

			Post-retirement
	Pension Plans		Benefits
	for Three Months		for Three Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Service cost	$3.9	$3.4	$0.3	$0.3
Interest cost	22.2	20.0	1.2	2.7
Expected return on plan assets	(30.8)	(30.5)	—	—
Amortization of prior service cost	0.7	0.7	(2.8)	(3.7)
Recognized actuarial loss (gain)	5.9	1.8	(0.2)	1.2

Net periodic (income) cost	$1.9	$(4.6)	$(1.5)	$0.5

     We previously disclosed in the sub-section entitled “Pension Plan and Post-Retirement Benefit Plan Contribution Requirements” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2004 that we expected to contribute $26.4 million and $16.0 million to our pension plans and post-retirement benefit plan, respectively in 2005. As of March 31, 2005, we have made contributions to our pension plans and post-retirement plans of $5.7 million and $3.7 million, respectively.

     On January 21, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released final regulations implementing major provisions of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will be qualified for the direct subsidies for an additional seven years and our APBO is expected to decrease by an approximately additional $4.8 million, reflecting the updated demographics of the plan population. As a result, our 2005 post-retirement benefit cost is expected to decrease by approximately $0.7 million. Together with the impacts already included in our December 31, 2004 results, the APBO is expected to decrease by a total of $35.8 million and our plan is expected to be actuarially equivalent in 2006 until 2023.

     We also recognized a curtailment gain of $2.8 million for our post-retirement benefit plan in the first quarter of 2005 related to the 2004 Financial Flexibility Program (see detail in Note 3).

Note 10 — Segment Information

     The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. On January 1, 2005, we began managing our operations in Canada as part of our International segment. As part of this change, our results are reported under the following two segments: United States (U.S.) and International. We have conformed historical amounts to reflect the new segment structure. Our product lines are Risk Management Solutions, Sales & Marketing Solutions, Supply Management Solutions and E-Business Solutions. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenues. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (continued)

component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our on-going underlying business (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “How We Evaluate Performance” for further details). Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility Program, are not allocated to our business segments.

	Three Months
	Ended March 31,
	2005	2004
Revenues:
U.S.	$263.2	$242.2
International	78.1	101.2

Total Revenue	$341.3	$343.4

Operating Income (Loss):
U.S.	$98.1	$85.3
International	1.9	9.3

Total Divisions	100.0	94.6
Corporate and Other(1)	(28.0)	(29.1)

Operating Income	72.0	65.5
Non-Operating (Expense) Income — Net	(2.0)	10.0

Income before Provision for Income Taxes	$70.0	$75.5

(1)	The following table itemizes “Corporate and Other”

Corporate Costs	$(11.8)	$(14.8)
Transition Costs	(5.8)	(4.1)
Restructuring Expense	(10.4)	(10.2)

Total “Corporate and Other”	$(28.0)	$(29.1)

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (continued)

Supplemental Geographic and Customer Solution Set Information:

	Three Months
	Ended March 31,
	2005	2004
Geographic and Customer Solution Set Revenues:
U.S.:
Risk Management Solutions	$164.7	$154.8
Sales & Marketing Solutions	77.4	70.8
Supply Management Solutions	5.9	5.5
E-Business Solutions	15.2	11.1

Total and Core U.S. Revenue	263.2	242.2

International:
Risk Management Solutions	67.4	58.0
Sales & Marketing Solutions	9.3	11.9
Supply Management Solutions	1.0	0.7
E-Business Solutions	0.4	—

Core Revenue	78.1	70.6
Divested Businesses	—	30.6

Total International Revenue	78.1	101.2

Consolidated Operating Revenues:
Risk Management Solutions	232.1	212.8
Sales & Marketing Solutions	86.7	82.7
Supply Management Solutions	6.9	6.2
E-Business Solutions	15.6	11.1

Core Revenue	341.3	312.8
Divested Businesses	—	30.6

Total Revenue	$341.3	$343.4

	March 31,	December 31,
	2005	2004
Assets:
U.S.	$428.9	$423.3
International	471.7	499.5

Total Divisions	900.6	922.8
Corporate and Other (primarily domestic pensions and taxes)	720.9	712.7

Total Assets	$1,621.5	$1,635.5

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (continued)

	March 31,	December 31,
	2005	2004
Goodwill:
U.S.	$110.9	$110.9
International	104.8	106.1

Total Goodwill	$215.7	$217.0

Note 11 — Income Taxes

     Our effective tax rate was 25.8% for the first quarter of 2005, as compared to 34.1% for the first quarter of 2004. The effective tax rate for the first quarter of 2005 was positively impacted by a tax benefit related to the liquidation of dormant entities that remained after the sale of our businesses in the Nordic region (12.9 points) and global tax initiatives (1.6 points). The effective tax rate for the first quarter 2004 had been positively impacted by the sale of our businesses in the Nordic region (6.2 points).

Note 12 — Subsequent Events

     During April 2005, we completed the sale of an equity investment in South Africa in our International segment. We expect to receive proceeds of approximately $5.3 million and expect to recognize a pre-tax gain of approximately $3.5 million in the second quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

     We are the leading provider of global business information, tools and insight, and have enabled customers to Decide with Confidencetm for over 160 years. Our propriety DUNSRighttm quality process provides customers with quality business information. This quality information is the foundation of our solutions that customers rely on to make critical business decisions. Customers use our Risk Management Solutionstm to mitigate credit risk, increase cash flow and drive increased profitability, our Sales & Marketing Solutionstm to increase revenue from new and existing customers, and our Supply Management Solutionstm to identify purchasing savings and manage purchasing risk and improve compliance within their supply base. Our E-Business Solutionstm help customers convert prospects to clients faster.

How We Evaluate Performance

     For internal management purposes, we use total revenue excluding the revenue of divested businesses, which we refer to as “core revenue,” to manage and evaluate the performance of our business segments and to allocate resources, because this measure provides an indication of the underlying direction of changes in revenue in a single performance measure without reported revenue of international divested businesses which will not be included in future revenue. Core revenue also includes the revenue from acquired businesses from the date of acquisition. Divested business revenue for the first quarter of 2004 included in this Form 10-Q includes the revenue from our operations in:

     •      the Nordic region (Sweden, Denmark, Norway and Finland, all sold in the first quarter of 2004);

     •      India and Distribution Channels in Pakistan and the Middle East (all sold in the first quarter of 2004);

     •      Central Europe (Germany, Austria, Switzerland, Poland, Hungary and the Czech Republic, all sold in the second quarter of 2004);

     •      Iberia (Spain and Portugal, both sold in the fourth quarter of 2004); and

     •      France (sold in the fourth quarter of 2004).

     Management believes that core revenue provides valuable insight into our revenue from ongoing operations and enables investors to evaluate business performance and trends by facilitating a comparison of results of ongoing operations with past reports of financial results.

     We also isolate the effects of changes in foreign exchange rates on our revenue growth because, while we take steps to manage our exposure to foreign currency, we believe it is useful for investors to be able to compare revenue from one period to another, both with and without the effects of foreign exchange. As a result, we monitor our core revenue growth both after and before the effects of foreign exchange. Core revenue growth excluding the effects of foreign exchange is referred to as “core revenue growth before the effects of foreign exchange.” We also separately analyze core revenue growth before the effects of foreign exchange among two components, “organic core revenue growth” and “core revenue growth from acquisitions.” We analyze “organic core revenue growth” and “core revenue growth from acquisitions” because management believes this information provides an important insight into the underlying health of our business.

     We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and (charges) that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and (charges)” such as restructuring charges because they are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. For the first quarter of 2005, non-core gains and (charges) were restructuring charges of $10.4 million and tax benefits of $9.0 million recognized upon the liquidation of dormant international entities whose assets were divested as part of the International strategy. For the first quarter of 2004, non-core gains and (charges) were restructuring charges of $10.2 million and a gain on sales of operations in our Nordic region, India and Distribution Channels in Pakistan and the Middle East totaling $11.7 million. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “All Other” expenses and are not allocated to our business segments. Transition costs were $5.8 million and $4.1 million for the first quarter of 2005 and 2004, respectively.

     Similarly, when we evaluate the performance of our business as a whole, we focus on results (such as operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) before non-core gains and (charges) because they are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. It should not be concluded from our presentation of non-core gains and (charges) that the items that result in non-core gains and (charges) will not occur in the future.

     Another component of how we manage our business is “free cash flow.” We define free cash flow as net cash provided by operating activities minus capital expenditures and minus additions to computer software and other intangibles. Free cash flow measures our available cash flow for potential debt repayment, acquisitions, stock repurchases and additions to cash, cash equivalents and short term investments. We believe free cash flow to be relevant and useful to our investors as this measure is used by our management in evaluating the funding available after supporting our ongoing business operations and our portfolio of product investments. Free cash flow should not be considered as a substitute measure of net cash flows provided by operating activities. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

     We believe these measures are useful because they reflect how we manage our business. These adjustments to our generally accepted accounting principles in the United States (“GAAP”) results are made with the intent of providing both management and investors a more complete understanding of the underlying operational results and trends and our marketplace performance. The adjustments to our GAAP results discussed herein are among the primary indicators management uses as a basis for our planning and forecasting of future periods, to allocate resources, to evaluate business performance and for compensation purposes. However, these financial measures (results before non-core gains and (charges) and free cash flow) are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, operating income growth, operating margin, net income, tax rate, diluted earnings per share, or net cash provided by or used in operating activities prepared in accordance with GAAP. In addition, it should be noted that because not all companies calculate these financial measures similarly or at all, the presentation of these financial measures is not likely to be comparable to measures of other companies.

     See “Results of Operations,” below, for a discussion of our results reported on a GAAP basis.

Overview

     Our discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2005, are based upon our unaudited consolidated financial statements for that period. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. Our unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations, which appear in D&B’s Annual Report on Form 10-K for the year ended December 31, 2004.

     On January 1, 2005, we began managing our operations in Canada as part of our International segment. As part of this change, our results are reported under the following two segments: United States (U.S.) and International. We have conformed historical amounts to reflect the new segment structure.

•	The U.S. segment contributed 77% and 71% of our total revenue for the first quarter of 2005 and 2004, respectively, and contributed 77% of our core revenue for each of the first quarter of 2005 and 2004; and

•	International (which consists of operations in Canada, Europe, Asia Pacific and Latin America) contributed 23% and 29% of our total revenue for the first quarter of 2005 and 2004, respectively, and contributed 23% of our core revenue for each of the first quarter of 2005 and 2004.

     The following customer solution sets are sold in our segments:

•	Risk Management Solutions — our largest customer solution set, contributed 68% and 62% of our total revenue for the first quarter of 2005 and 2004, respectively, and contributed 68% of our core revenue for the first quarter of 2005 and 2004;

•	Sales & Marketing Solutions — our second largest customer solution set, contributed 25% and 24% of our total revenue for the first quarter of 2005 and 2004, respectively, and contributed 25% and 26% of our core revenue for the first quarter of 2005 and 2004, respectively;

•	Supply Management Solutions — contributed 2% of our total revenue and of our core revenue for the first quarter of 2005 and 2004; and

•	E-Business Solutions —contributed 5% and 3% of our total revenue for the first quarter of 2005 and 2004, respectively, and contributed 5% and 4% of our core revenue for the first quarter of 2005 and 2004, respectively.

     Our customer solution sets are discussed in greater detail in “Item 1. Business” of our Form 10-K for the year ended December 31, 2004.

     Within our Risk Management Solutions and our Sales & Marketing Solutions, we monitor the performance of our older, more “Traditional” products and our newer “Value-Added” products.

     Our Traditional Risk Management Solutions generally consist of reports derived from our database which our customers use primarily to make decisions about new credit applications. Our Traditional Risk Management Solutions constituted for the first quarter of 2005 and 2004, respectively:

•	82% and 83% of our Risk Management Solutions revenue;

•	56% and 51% of our total revenue; and

•	56% and 56% of our core revenue.

     Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted for the first quarter of 2005 and 2004, respectively:

•	18% and 17% of our Risk Management Solutions revenue;

•	12% and 11% of our total revenue; and

•	12% and 12% of our core revenue.

     Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities. Our Traditional Sales & Marketing Solutions constituted for the first quarter of 2005 and 2004, respectively:

•	47% and 48% of our Sales & Marketing Solutions revenue;

•	12% and 12% of our total revenue; and

•	12% and 12% of our core revenue.

     Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management products. Our Value-Added Sales & Marketing Solutions constituted for the first quarter of 2005 and 2004, respectively:

•	53% and 52% of our Sales & Marketing Solutions revenue;

•	13% and 12% of our total revenue; and

•	13% and 14% of our core revenue.

     By utilizing our proprietary DUNSRight™ quality process, we continue to provide customers with high quality information and business insight when they need to make confident business decisions. The DUNSRight™ quality process allows us to achieve best-in-class data quality. The process includes collecting data from multiple sources and enhancing it into insightful information that drives profitable decisions. The process consists of quality assurance plus five quality drivers: Global Data Collection, Entity Matching, the D-U-N-S® Number, Corporate Linkage, and Predictive Indicators. The DUNSRight™ quality process has been a key enabler of progress to date and will continue to be crucial to our growth going forward. Our DUNSRight™ quality process is explained in more detail in “Item 1. Business” of our Form 10-K for the year ended December 31, 2004.

Recently Issued Accounting Standards

     See Note 2 to our unaudited consolidated financial statements for disclosure of the impact that recently issued accounting standards will have on our unaudited consolidated financial statements.

Results of Operations

     The following discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, and should be read in conjunction with those financial statements and footnotes, which have been prepared in accordance with U.S. GAAP.

Consolidated Revenues

     On January 1, 2005, we began managing our operations in Canada as part of our International segment. As part of this change, our results are reported under the following two segments: United States (U.S.) and International. The operating segments reported below, U.S. and International, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

     The following tables present our revenue by segment and our revenue by customer solution set for the first quarter of 2005 and 2004. Additionally, these tables reconcile the non-GAAP measure of core revenue to the GAAP measure of total revenue.

	Three Months
	Ended March 31,
	2005	2004
	(Amounts in millions)
Revenues by Segment:
U.S.	$263.2	$242.2
International	78.1	70.6

Core Revenue	341.3	312.8
Divested Businesses	—	30.6

Total Revenue	$341.3	$343.4

	Three Months
	Ended March 31,
	2005	2004
	(Amounts in millions)
Revenues by Customer Solution Set:
Risk Management Solutions	$232.1	$212.8
Sales & Marketing Solutions	86.7	82.7
Supply Management Solutions	6.9	6.2
E-Business Solutions	15.6	11.1

Core Revenue	341.3	312.8
Divested Businesses	—	30.6

Total Revenue	$341.3	$343.4

Three Months Ended March 31, 2005

     For the first quarter of 2005, total revenue decreased $2.1 million, or 1% (2% decrease before the effect of foreign exchange). This reflects an increase of $28.5 million, or 9% (8% increase before the effect of foreign exchange) in core revenue and a $30.6 million decrease as a result of the loss of revenue associated with our divested businesses. Revenue was also positively impacted by one percentage point of growth in the first quarter of 2005 due to the acquisition of a controlling interest in RIBES S.p.A, a leading provider of business information to Italian banks, in the fourth quarter of 2004.

     On a customer solution set basis, the $28.5 million increase in core revenue in the first quarter of 2005 versus the first quarter of 2004 reflects:

•	a $19.3 million, or 9%, increase in Risk Management Solutions (7% increase before the effect of foreign exchange). The increase was driven by an increase in the U.S. of $9.9 million, or 6%, and an increase in International of $9.4 million, or 16% (10% increase before the effect of foreign exchange). Additionally, as noted above, the acquisition of a controlling interest in RIBES S.p.A in the fourth quarter 2004 contributed one percentage point of growth in the first quarter of 2005. The increase is primarily driven by the continued growth in our Self Awareness Solutions, which enables small companies to monitor their own information in the D&B database. Additionally, the increase reflects the effects of our continued growth in our Risk Management subscription plan in the United States for our customers willing to increase the level of business they do with D&B. The plan provides expanded access to our Risk Management Solutions in a way that provides more certainty over related costs, which in turn generally results in customers increasing their spending on our products. In addition, Risk Management Solutions growth in the quarter was in our Value-Added Solutions due to strength in both software sales and project activity. These drivers benefited both our Traditional and our Value-Added Risk Management Solutions. Our Traditional Risk Management Solutions grew by 9% (7% increase before the effect of foreign exchange), and our Value-Added Risk Management Solutions increased by 11% (10% increase before the effect of foreign exchange).

•	a $4.0 million, or 5%, increase in Sales & Marketing Solutions (4% increase before the effect of foreign exchange). This improvement was driven by an increase in the U.S. of $6.6 million, or 9%, partially offset by a decrease in International of $2.6 million, or 22% (25% decrease before the effect of foreign exchange). Traditional Sales & Marketing Solutions increased by 3% (2% increase before the effect of foreign exchange) reflecting improvements across most of the Traditional business. Value-Added Sales & Marketing Solutions increase of 7% (7% increase before the effect of foreign exchange) was primarily driven by our growth in U.S. Customer Information Management (“CIM”) solutions.

•	a $0.7 million, or 12%, increase in Supply Management Solutions, our smallest solution set (11% increase before the effect of foreign exchange). The increase was driven by an increase in the U.S. of $0.4 million, or 8% and in International of $0.3 million, or 47% (38% increase before the effect of foreign exchange).

•	a $4.5 million, or 40%, increase in E-Business Solutions, representing the results of Hoover’s, Inc. The increase was driven by an increase in U.S. of $4.1 million, or 37% and in International of $0.4 million. The increase in the U.S. was primarily due to continued growth in subscription revenue and strong ad sales. Also, we first began offering our Hoover’s solution to customers in Europe in the fourth quarter of 2004.

     In addition, investments in the DUNSRightTM quality process, our unique value proposition that powers all our customer solution sets, also benefited our core revenue results.

Consolidated Operating Costs

     The following table presents our consolidated operating costs and operating income for the three months ended March 31, 2005, compared to the three months ended March 31, 2004:

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in millions)
Operating Expenses	$95.1	$103.2
Selling and Administrative Expenses	155.2	152.5
Depreciation and Amortization	8.6	12.0
Restructuring Charge	10.4	10.2

Operating Costs	$269.3	$277.9

Operating Income	$72.0	$65.5

     Operating expenses decreased $8.1 million, or 8%, for the first quarter of 2005, compared to the first quarter of 2004. The decrease was primarily due to the following:

•	reduced costs associated with the sale of our divested businesses in India and Distribution Channels in Pakistan and the Middle East, Central Europe, Iberia and France, and

•	improved efficiency and a reduction in the number of employees in our data collection and fulfillment areas as a result of our process of continuous reengineering achieved through our Financial Flexibility Program.

     Selling and administrative expenses increased $2.7 million, or 2%, for the first quarter of 2005, compared to the first quarter of 2004. The increase was primarily due to additional costs related to revenue generating investments as well as additional variable costs (such as commissions and bonus) incurred as a result of increased revenues. The increase in selling and administrative costs was partially offset by administrative cost savings, such as lower compensation costs achieved through our Financial Flexibility Program and savings from of our divested businesses in India and Distribution Channels in Pakistan and the Middle East, Central Europe, Iberia and France.

     We had net pension cost of $1.9 million for the first quarter of 2005 and net pension income of $4.6 million for the first quarter of 2004. The decrease in pension income or increase in cost in 2005 was primarily due to a one-quarter-percentage-point decrease in the long-term rate of return assumption used in 2005 for our U.S. Qualified Plan and the one-quarter-percentage-point decrease in the discount rate applied to the U.S. Qualified and Non-Qualified Plans. Additionally, the increased actuarial loss included in 2005 pension cost as required by SFAS No. 87 contributed to the increase in our 2005 pension cost.

     We had post-retirement benefit income of $1.5 million for the first quarter of 2005 and post-retirement benefit cost of $0.5 million for the first quarter of 2004. The increase in post-retirement benefit income or decrease in cost in 2005 was primarily due to the enactment of the Medicare Reform Act in the third quarter of 2004 and the financial impact of related federal guidance concerning actuarial equivalency recognized in the first quarter of 2005. Additionally our 2005 post-retirement benefit income reflected fewer plan participants and drug claims rebate revenue. We consider net pension income and post-retirement benefit costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

     Depreciation and amortization decreased $3.4 million or 29% for the first quarter of 2005, compared to the first quarter of 2004. The decrease was largely driven by our business model changes which have enabled us to reduce the capital requirements of our business through continuous reengineering, leveraging partners in key markets and outsourcing capital intensive activities.

     During the first quarter of 2005, we recognized a $10.4 million net restructuring charge consisting of the following two Financial Flexibility Programs:

•	we recognized an $8.2 million restructuring charge in connection with the 2005 Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”). The charge was recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included $7.9 million for severance and termination costs related to approximately 270 employees and $0.3 million for other costs to consolidate or close facilities and relocate employees. During the first quarter of 2005, approximately 160 employees were terminated in conjunction with our 2005 Financial Flexibility Program. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations. In total, we expect to record approximately $20 million to $24 million for all restructuring charges related to the 2005 Financial Flexibility Program including $17 million to $21 million for severance and termination costs related to approximately 400 positions and $3 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees.

•	in addition, we recognized a $2.2 million net restructuring charge primarily for the International Business Machines Corporation (“IBM”) outsourcing agreement in connection with the 2004 Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The charge included $5.0 million for severance and termination costs related to approximately 400 employees (partially offset by a $2.8 million post-retirement gain due to the 2004 Financial Flexibility Program employee actions discussed below). During the first quarter of 2005, approximately 200 employees were terminated in conjunction with our 2004 Financial Flexibility Program. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations. We expect to record approximately $7 million to $8 million, net of the post-retirement curtailment gain, by the end of 2005.

     In accordance with SFAS No. 106, Employers’ Accounting for Post-Retirement Benefits Other Than Pensions, we were required to recognize a curtailment gain for the post-retirement plans related to the employee actions of the 2004 Financial Flexibility Program. The curtailment accounting required us to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the layoffs. During the first quarter of 2005, we recognized a $2.8 million curtailment gain related to our post-retirement benefit plan which was recorded as an increase to earnings. This curtailment gain is included in the $2.2 million net restructuring charge recorded in the first quarter of 2005 for the 2004 Financial Flexibility Program discussed above.

     During the first quarter of 2004, we recognized a $10.2 million restructuring charge in connection with our 2004 Financial Flexibility Program in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included $9.3 million for severance and termination costs related to approximately 150 employees and $0.9 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees. During the first quarter of 2004, approximately 100 employees were terminated in conjunction with the 2004 Financial Flexibility Program. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations.

Interest Income (Expense) — Net

     The following table presents our net interest income (expense) for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in millions)
Interest Income	$2.8	$2.1
Interest Expense	(5.3)	(4.6)

Interest Expense — Net	$(2.5)	$(2.5)

     For the first quarter of 2005, interest income increased $0.7 million and interest expense increased by $0.7 million, compared with the first quarter of 2004. The increase in interest income and interest expense was primarily due to higher interest rates.

Minority Interest

     For the first quarter of 2005, minority interest income was approximately $0.7 million which represented the minority owner's share of our net loss of our majority-owned Italian real estate data company, RIBES, S.p.A. We began consolidating this business after we acquired majority control late in the fourth quarter of 2004.

Other (Expense) Income — Net

     The following table presents our “Other (Expense) Income — Net” for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004
	(Amounts in
	millions)
Miscellaneous Other (Expense) Income — Net (a)	$(0.2)	$0.8
Gain on Sale of Investments (b)	—	11.7

Total Other (Expense) Income — Net	$(0.2)	$12.5

(a)	“Miscellaneous Other (Expense) Income — Net” decreased for the first quarter of 2005, compared to the first quarter of 2004, primarily due to lower foreign currency transaction gains.

(b)	During 2004, we sold the following businesses and recognized the following non-operating gains:

•	our operations in the Nordic region during the first quarter, resulting in a pre-tax gain of $7.9 million; and

•	our operation in India and Distribution Channels in Pakistan and the Middle East during the first quarter, resulting in a pre-tax gain of $3.8 million.

Provision for Income Taxes

     D&B’s effective tax rate was 25.8% for the first quarter of 2005, as compared to 34.1% for the first quarter of 2004. The effective tax rate for the first quarter of 2005 was positively impacted by a tax benefit related to the liquidation of dormant entities that remained after the sale of our businesses in the Nordic region (12.9 points) and global tax initiatives (1.6 points). The effective tax rate for the first quarter 2004 had been positively impacted by the sale of our businesses in the Nordic region (6.2 points).

Equity in Net Income of Affiliates

     We recorded $0.2 million as Equity in Net Income of Affiliates for the first quarter of 2005.

Earnings per Share

     We reported earnings per share, or EPS, for the three months ended March 31, 2005 and 2004, as follows:

	Three Months
	Ended March 31,
	2005	2004
Basic Earnings Per Share	$0.76	$0.69

Diluted Earnings Per Share	$0.73	$0.66

     For the first quarter of 2005, basic EPS increased 10%, compared with the first quarter of 2004, reflecting a 5% increase in net income and a 5% reduction in the weighted average number of basic shares outstanding as a result of our share repurchase program approved by the Board of Directors in February, 2005 of which we repurchased 640,150 shares in the first quarter of 2005. Diluted EPS increased 11%, compared with the first quarter of 2004, reflecting a 5% increase in net income and a 5% reduction in the weighted average number of diluted shares outstanding due to our repurchase program.

Non-Core Gains and (Charges)

     For internal management purposes, we treat certain gains and (charges) that are included in “Consolidated Operating Costs,” “Other Income (Expense) — Net” and “Provision for Income Taxes” as non-core gains and (charges). These non-core gains and (charges) are summarized in the table below. We exclude non-core gains and (charges) when evaluating our financial performance because we do not consider these items to reflect our underlying business performance.

	Three Months Ended
	March 31,
	2005	2004
Non-core gains and (charges) included in Consolidated Operating Costs:
Restructuring costs related to our Financial Flexibility Programs	$(10.4)	$(10.2)
Non-core gains and (charges) included in Other Income (Expense) — Net:
Gains on sales of operations in the Nordic region	$—	$7.9
Gains on sales of operations in India and Distribution Channels in Pakistan and the Middle East	$—	$3.8
Non-core gains and (charges) included in Provision for Income Taxes:
Tax benefits recognized upon the liquidation of dormant international entities	$9.0	$—
(Provision) Benefit for Income Taxes on the:
Restructuring costs related to our Financial Flexibility Programs	$3.3	$3.4
Gains on sales of operations in the Nordic region	$—	$1.7
Gains on sales of operations in India and Distribution Channels in Pakistan and the Middle East	$—	$(1.9)

Segment Results

     On January 1, 2005, we began managing our operations in Canada as part of our International segment. As part of this change, our results are reported under the following two segments: United States (U.S.) and International. We have conformed historical amounts to reflect the new segment structure.

     The operating segments reported below, U.S. and International, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

United States

     U.S. is our largest segment, representing 77% and 71% of total revenue for the first quarter of 2005 and 2004, respectively. U.S. also represented 77% of our core revenue for the first quarter of 2005 and 2004. Total revenue and core revenue for this segment were the same for both the first quarter of 2005 and 2004, as there were no divestitures within this segment during these periods.

     The following table presents U.S. customer solution set revenue and operating income for the first quarter of 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in millions)
Revenues:
Risk Management Solutions	$164.7	$154.8
Sales & Marketing Solutions	77.4	70.8
Supply Management Solutions	5.9	5.5
E-Business Solutions	15.2	11.1

Total and Core U.S. Revenue	$263.2	$242.2

Operating Income	$98.1	$85.3

Three Months Ended March 31, 2005

     U.S. total and core revenue increased $21.0 million, or 9%, for the first quarter of 2005 compared with the first quarter of 2004. The increase reflects growth in all of our customer solution sets.

     On a customer solutions set basis, the $21.0 million increase in total and core revenue in the first quarter of 2005 versus the first quarter of 2004 reflects:

•	a $9.9 million, or 6%, increase in Risk Management Solutions. Traditional Risk Management Solutions, which accounted for 79% of total U.S. Risk Management Solutions, increased 5%. The increase is primarily driven by the continued growth in our Self Awareness Solutions, which enables small companies to monitor their own information in the D&B database. Additionally, the increase reflects the effects of our continual growth in our Risk Management subscription plan for our customers willing to increase the level of business they do with D&B. The plan provides expanded access to our Risk Management Solutions in a way that provides more certainty over related costs, which in turn generally results in customers increasing their spending on our products. Value-Added Risk Management Solutions, which accounted for 21% of total U.S. Risk Management Solutions, increased 12%. The increase was primarily attributed to growth in our software sales and growth in our project activity, specifically growth in our file enhancements and data appends for our standard and custom data packets.

•	a $6.6 million, or 9%, increase in Sales & Marketing Solutions. Traditional Sales & Marketing Solutions, which accounted for 46% of total U.S. Sales & Marketing Solutions, increased 14%. The increase in the Traditional Sales & Marketing Solutions reflects improvements across most of the Traditional business. Our Value-Added Sales & Marketing Solutions, which accounted for 54% of total U.S. Sales & Marketing Solutions increased by 6%. The increase was primarily driven by our Customer Information Management (“CIM”) products.

•	a $0.4 million, or 8%, increase in Supply Management Solutions, our smallest solution set.

•	a $4.1 million, or 37%, increase in E-Business Solutions representing the results of Hoover’s Inc. The increase is attributed to the continued growth in subscription revenue and strong ad sales.

     In addition, investments in our DUNSRightTM quality process, our unique value proposition that powers all our customer solution sets, benefited U.S. revenue results.

     U.S. operating income for the first quarter of 2005 was $98.1 million, compared to $85.3 million for the first quarter of 2004, an increase of $12.8 million, or 15%. The increase in operating income was due to an increase in U.S. revenue for the first quarter of 2005 and the ongoing benefits of our reengineering initiatives.

International

     Our International segment represented 23% and 29% of our total revenue for the first quarter of 2005 and 2004, respectively. International represented 23% of our core revenue for the first quarter of 2005 and 2004.

     The following table presents our International customer solution set revenue and operating income for the first quarter of 2005 and 2004, respectively. Additionally, these tables reconcile the non-GAAP measure of core revenue to the GAAP measure of total revenue.

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in millions)
Revenues:
Risk Management Solutions	$67.4	$58.0
Sales & Marketing Solutions	9.3	11.9
Supply Management Solutions	1.0	0.7
E-Business Solutions	0.4	—

International Core Revenue	78.1	70.6
Divested Businesses	—	30.6

Total International Revenue	$78.1	$101.2

Operating Income	$1.9	$9.3

Three Months Ended March 31, 2005

     International total revenue decreased $23.1 million, or 23% (27% decrease before the effect of foreign exchange), for the first quarter of 2005 as compared to the first quarter of 2004, reflecting a $7.5 million, or 11% increase (5% increase before the effect of foreign exchange) in core revenue offset by a $30.6 million decrease as a result of the loss of revenue associated with our divested businesses. Revenue was positively impacted by three percentage points of growth in the first quarter of 2005 due to the acquisition of a controlling interest in RIBES S.p.A in the fourth quarter of 2004.

     On a customer solution set basis, the $7.5 million increase in International core revenue in the first quarter of 2005 versus the first quarter of 2004 reflects:

•	a $9.4 million, or 16%, increase in Risk Management Solutions (10% increase before the effect of foreign exchange). The increase in Risk Management Solutions was positively impacted by four percentage points of growth in the first quarter of 2005 due to the acquisition of a controlling interest in RIBES S.p.A in the fourth quarter of 2004. Traditional Risk Management Solutions, which accounted for 91% of total International Risk Management Solutions, increased 17% (10% increase before the effect of foreign exchange). The increase was primarily driven by an increase in product usage in Canada, Benelux, Asia Pacific and Latin America. Also, the increase was driven by growth in our monitoring solution, e-Portfolio. Value-Added Risk Management Solutions which accounted for 9% of total International Risk Management Solutions increased 10% (4% increase before the effect of foreign exchange). The increase was driven by our customers’ preference to automate their decision making process through solutions such as Global Decision Maker (GDM) and toolkit solutions. The increase in total Risk Management Solutions was partially offset by our underperformance in the United Kingdom (see below in our factors affecting International revenue for further discussion).

•	a $2.6 million, or 22%, decrease in Sales & Marketing Solutions (25% decrease before the effect of foreign exchange). Traditional Sales & Marketing Solutions, which accounted for 53% of our total International Sales & Marketing Solutions, decreased 40% (43% decrease before the effect of foreign exchange), reflecting the highly competitive local marketplace particularly in our major market, United Kingdom (see below in our factors affecting International revenue for further discussion). This decline in our Traditional Sales and Marketing Solutions was partially offset by growth in our Value-Added Sales & Marketing Solutions, which accounted for 47% of our total International Sales & Marketing Solutions, increased 16% (12% increase before the effect of foreign exchange), reflective of our efforts to migrate customers from Traditional offerings to more Value-Added Solutions.

•	a $0.3 million, or 47%, increase in Supply Management Solutions (38% increase before the effect of foreign exchange).

•	$0.4 million of revenue from E-Business Solutions. We first began offering our Hoover’s solution to customers in Europe in the fourth quarter of 2004.

     Core revenue growth in International also benefited from our investments in our DUNSRightTM quality process, our unique value proposition that powers all our customer solution sets. In addition, International core revenue growth benefited from the implementation of our international market leadership strategy, through which we have developed partnerships with strong local partners who have enhanced our DUNSRightTM quality process, resulting in an improved value proposition for our customers.

     The following factors affecting International create particular challenges to our revenue growth:

•	Our Risk Management Solutions and Sales & Marketing Solutions in the United Kingdom is below prior year performance. The two primary reasons for the under performance are (i.) insufficient focus ensuring renewals in our existing Risk Management Solutions and Sales & Marketing Solutions contracts and (ii.) instead seeking new, project-oriented business with longer selling cycles and higher attrition. We expect this under performance to continue through the second quarter of 2005.

•	Our competition is primarily local, and our customers may have greater loyalty to our local competitors.

•	Credit insurance is a significant credit risk mitigation tool in certain markets, thus reducing the demand for information-based credit risk mitigation tools, such as those offered by us.

•	In some local markets, key data elements are generally available from public-sector sources, thus reducing our data collection advantage.

     International’s operating income decreased $7.4 million, or 80%, for the first quarter of 2005 as compared to the first quarter of 2004, primarily due to the declines in revenue in United Kingdom, loss of income from our divested business in connection with our International market leadership strategy, and the effect of the Italian tax legislation on our real estate information business discussed below.

     In addition to the foregoing challenges to revenue growth in our International segment, new tax legislation in Italy is expected to increase the operating costs of our Italian real estate information business in 2005. Specifically, the law increases data acquisition costs for Italian real estate information and requires that we pay a fee each time we resell or license that data.

     Our plan is to address these incremental costs through price increases to our customers to mitigate the impact to our operating income in Italy. Accordingly, we began implementing these price increases in February 2005. As of the date of this Form 10-Q, the price increases were accepted by our customers representing approximately 75% of the revenue of our Italian real estate business. We have suspended services to those customers who have not yet accepted the price increase.

     Through price increases and reengineering efforts, we have reduced the effect of the legislation from our original estimate of $30.0 million to our current estimate of $10.0 million. We incurred $3.0 million of this in the first quarter of 2005. Our forecast regarding the impact of the tax legislation on our business is subject to a number of risks and uncertainties, including: (i) continued customer acceptance of our price increases; (ii) the impact that such price increases may have on customers’ utilization of our real estate and other products during the year; (iii) the full nature and impact of actions that we may take to mitigate the operating income impact of the legislation; and (iv) the actions of our competitors.

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

Liquidity and Financial Position

     In accordance with our Blueprint for Growth strategy, we have used our cash for three primary purposes: investments in the current business, acquisitions as appropriate, and our share repurchase program, as approved by the Board.

     We believe that cash provided by operating activities, supplemented as needed with readily available financing in the commercial paper markets are sufficient to meet our short-term and long-term needs, including the cash cost of our restructuring charges, transition costs, contractual obligations and contingencies (see Note 7), excluding the legal matters identified therein for which the exposures are not estimable. We access the commercial paper market from time to time to fund working capital needs and share repurchases. Such borrowings have been supported by our bank credit facilities.

Cash Provided by Operating Activities

     Net cash provided by operating activities decreased by $4.3 million for the first quarter of 2005 compared to the same period in 2004. This decline was driven by reductions in our accrued liabilities balances from prior year levels primarily for employee benefits (e.g., bonus, commissions, benefit payments, and earned vacation) and increased tax payments due to the settlement of one of our legacy tax matters of $15.8 million. See Note 7 – Contingencies (Tax Matters). These increased uses of cash were partially offset by higher sales, which increased our deferred revenue balance and led to increased profitability in our underlying business and higher tax refunds.

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

     Net cash provided by investing activities totaled $39.0 million in the first quarter of 2005, compared with net cash used in investing activities of $61.3 million in 2004. This change primarily relates to the following activities in both years.

          During the first quarter of 2005, we received $48.2 million from the sale of net investments in short-term marketable securities. During the first quarter of 2004, we made $87.7 million of net investments in short-term marketable securities, to improve the rate of interest we earn on our cash. During the first quarter of 2004, we sold our Nordic operations to Bonnier Affarsinformation AB. We received proceeds from the sale of $42.7 million, consisting of cash of $35.5 million, notes receivable of $5.9 million and another receivable of $1.3 million.

     During the first quarter of 2004, we sold our operations in India and our Distribution Channels in Pakistan and the Middle East for $7.7 million. We received proceeds of $7.3 million (net of withholding tax), consisting of cash of $6.5 million and an investment in the amount of $0.8 million representing a 10% remaining interest in the divested entity.

     Investments in total capital expenditures, including computer software and other intangibles were $4.6 million in the first quarter of 2005 and $4.9 million in the first quarter of 2004, primarily in the U.S. segment for both periods.

Cash Used in Financing Activities

     During the third quarter of 2004, we entered into a new multi-year credit agreement and terminated our previous multi-year and 364-day credit agreement. Our aggregate availability under the new facility is $300 million, while our aggregate availability under the terminated facilities was $275 million ($175 million under the multi-year facility and $100 million under the 364-day facility). At March 31, 2005, we had a total of $300 million of bank credit facilities available at prevailing short-term interest rates, which will expire in September 2009. These facilities also support our commercial paper borrowings up to $300 million. We have not drawn on the facilities and we did not have any borrowings outstanding under these facilities at March 31, 2005 or 2004. We also have not borrowed under our commercial paper program in 2005. We believe that cash flows generated from operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs, including any payments that may be required in connection with our Financial Flexibility Program restructuring charges discussed in Note 3 to our unaudited consolidated financial statements, to meet commitments and contractual obligations as explained in more detail in Note 12 of our Form 10-K for the year ended December 31, 2004, and to settle the contingencies discussed in Note 7 to our unaudited consolidated financial statements, excluding the matters identified therein for which the exposures are not estimable. The facilities require the maintenance of interest coverage and total debt to EBITDA ratios (each as defined in the agreement). We were in compliance with these requirements at March 31, 2005 and 2004.

     Net cash used in financing activities was $65.6 million in the first quarter of 2005 and $76.3 million in the first quarter of 2004.

     During the quarters ended March 31, 2005 and 2004 cash used in financing activities was largely attributable to the purchase of treasury shares. In the first quarter of 2005, we repurchased 571,150 shares of stock for $35.0 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the first quarter of 2005, we repurchased 640,150 shares for $39.2 million related to a previously announced $400 million two-year share repurchase program approved by our Board of Directors in February, 2005. In the first quarter of 2004, we repurchased 435,768 shares of stock for $23.2 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the first quarter of 2004, we repurchased 1,139,272 shares for $61.5 million related to a previously announced $200 million one-year share repurchase program approved by our Board of Directors in February, 2004. This program was completed by December 31, 2004.

     In the first quarter of 2005, net proceeds from our stock plans were $8.5 million, compared with $8.0 million in the first quarter of 2004.

Free Cash Flow

          We define free cash flow as net cash provided by operating activities less capital expenditures and additions to computer software and other intangibles. The following table provides a reconciliation from our net cash provided by operating activities to free cash flow:

	Three Months
	Ended March 31,
	2005	2004
Net Cash provided by Operating Activities	$66.9	$71.2
Capital Expenditures	(3.1)	(3.2)
Additions to Computer Software and Other Intangibles	(1.5)	(1.7)

Free Cash Flow	$62.3	$66.3

Future Liquidity — Sources and Uses of Funds

 Share Repurchases

          During the first quarter of 2005, we repurchased 640,150 shares for $39.2 million related to a previously announced $400 million, two-year share repurchase program, approved by our Board in February, 2005. It is our intention to repurchase the remaining $360.8 million by December 2006, subject to market and other conditions beyond our control.

          We also intend to continue to repurchase shares, subject to market conditions, to offset the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. During the first quarter of 2005, we repurchased 571,150 shares of stock for $35.0 million partially offset by $8.5 million proceeds from employees related to the stock incentive plans.

 Dividends

          We have not paid cash dividends since we separated from Moody’s in 2000 and we have decided to continue this policy.

Spin-off Obligation

     As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and D&B entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/D&B2 stock options (including Moody’s/D&B2 options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction goes to the issuing company of the stock option. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed upon treatment of the tax deductions thereunder, then the party that becomes then entitled to take the deduction may be required to indemnify the other party for the loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that appears to require that the tax deduction belongs to the employer of the optionee and not the issuer of the option. Accordingly, under the TAA, we received the benefit of additional tax deductions and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to 2003 and 2004. As a result of the TAA, we expect to make a payment of $9.2 million to Moody’s/D&B2 in the second quarter of 2005, which was fully accrued at March 31, 2005.

Potential Payments in Settlement of Tax and Legal Matters

     We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in cash payments in the amounts described in “Note 7 — Contingencies (Legal Proceedings).” We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in the matters described in Note 7 to our unaudited consolidated financial statements.

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

     Demand for our products is subject to intense competition, changes in customer preferences and, to a lesser extent, economic conditions. Our results are dependent upon our continued ability to:

•	successfully manage our outsource vendors and our strategic partners in our International segment and fully realize expected DUNSRightTM quality process improvements;

•	effectively communicate and sell the value of our DUNSRightTM quality process to our customers, improve customer satisfaction and increase penetration into existing customer accounts;

•	reallocate expenses to invest for growth through our Financial Flexibility Program;

•	accurately forecast cost increases associated with increasing revenue growth;

•	accurately forecast the cost of complying with increasing regulatory requirements, such as Sarbanes-Oxley requirements;

•	invest in our database and maintain our reputation for providing reliable data;

•	execute our plan to improve the business model of our International segment and thereby improve our global data quality while realizing improved financial performance, including operating margins, in that segment;

•	manage employee satisfaction and maintain our global expertise as we implement our Financial Flexibility Program;

•	protect against damage or interruptions affecting our database or our data centers or any unauthorized access to or use of our data by third parties;

•	develop new products or enhance existing ones to meet customer needs;

•	sustain growth in the context of our competition, including challenges to our E-Business in light of the acquisition of OneSource by I-USA, the launch of competitive products, the potential improvement of other pan-European networks in Europe, and the efforts by Equifax to grow their position in the small business decision-making market; and

•	implement pricing programs and policies that enable us to capture the additional value we provide through enhanced data and services.

          We are also subject to the effects of foreign economies, exchange rate fluctuations, U.S. and foreign legislative or regulatory requirements, and the adoption of new or changes in accounting policies and practices including pronouncements promulgated by the Financial Accounting Standards Board or other standard-setting bodies. Our results are also dependent upon the availability of data for our database, our continued use of such data at existing cost structures and unfettered by new U.S. or foreign laws or regulations regarding the use, collection or aggregation of such data by us or by third parties on whom we rely, and the ability of our strategic partners to fulfill their contractual obligations to satisfy our customers and promote and protect the D&B brand. In addition, our ability to repurchase shares is subject to market conditions, including trading volume in our stock. Developments in any of these areas could cause our results to differ materially from results that have been or may be projected. With respect to the ultimate resolution or settlement of our Tax Legacy Matters, the final amounts payable by us may differ from the estimates reflected in our current reserves due to a number of factors, including judicial, legislative and/or regulatory developments, the terms of any final settlement agreements, final interest computations, the terms of the Tax Sharing Agreements, and the other parties having a contractual obligation to pay a portion of this liability paying their allocable share on a timely basis.

     We elaborate on the above list of important factors throughout this document and in our other filings with the SEC, particularly in the section entitled “Trends, Risks and Uncertainties” below. It should be understood that it is not possible to predict or identify all risk factors. Consequently, the above list of important factors or the trends, risks and uncertainties discussed herein should not be considered to be a complete discussion of all our potential trends, risks and uncertainties. We do not undertake to update any forward-looking statement we may make from time to time.

Trends, Risks and Uncertainties

We may be unable to achieve our revenue and earnings per share growth targets.

     We have established revenue and earnings per share growth targets for 2005 and aspirations for the long term. While we made progress towards our goals and believe our initiatives to transform our business have established a platform to reach these goals, we have not yet achieved our aspiration to attain our revenue growth goals on a sustainable basis. In order to reach our aspiration, we are undertaking a number of initiatives to both increase and maintain our revenue in each of our product lines, including scaling high growth products, such as our Self-Awareness Solution. While we believe that our initiatives in each product line will be sufficient to achieve and maintain our desired revenue growth, no assurance can be made as to when or if we will be successful. A failure to reach and maintain our desired revenue growth or to continue to reach our earnings per share growth could have a material adverse effect on the market value of our common stock.

We may be unable to reduce our expense base through our Financial Flexibility program, and the related reinvestments from savings from this program may not produce the level of desired revenue growth.

     Successful execution of our Blueprint for Growth strategy will include reducing our expense base through our Financial Flexibility program, and reallocating our expense base reductions into initiatives that produce our desired revenue growth. The success of this program may be affected by our ability to implement all of the actions required under this program within the established timeframe, to enter into or amend agreements with third-party vendors to renegotiate terms beneficial to us, and to complete agreements with our local works councils and trade unions related to potential reengineering actions in certain International markets. While we have been successful at reducing our expense base to date, our reallocations into initiatives have not yet resulted in a sustained level of revenue growth over a multi-year period. If we fail to continue to reduce our expense base, or if we do not achieve our desired level of revenue growth, the market value of our common stock may suffer.

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

     Our ability to continue to compete effectively will be based upon a number of factors including:

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

     Our success depends in part on our various operations outside the United States. Our International segment accounted for 27% of our total revenue in 2004 and 23% of our total revenue in the first quarter of 2005. Our International businesses are subject to many challenges, the most significant being:

•	our Risk Management Solutions and Sales & Marketing Solutions in the United Kingdom is below prior year performance. The two primary reasons for the under performance are (i.) insufficient focus ensuring renewals in our existing Risk Management Solutions and Sales & Marketing Solutions contracts and (ii.) instead seeking new, project-oriented business with longer selling cycles and higher attrition. We expect this under performance to continue through the second quarter of 2005;

•	our competition is primarily local, and our customers may have greater loyalty to our local competitors;

•	credit insurance is a significant credit risk mitigation tool in certain markets, thus reducing the demand for information-based credit risk mitigation tools, such as those offered by us; and

•	in some markets, key data elements are generally available from public-sector sources, thus reducing our data collection advantage.

     Our International strategy includes forming strategic relationships in certain markets with third parties to improve our data quality. While we are applying methodical processes to ensure these alliances will create a competitive advantage for us, there are no assurances that these alliances will be successful.

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

     Also, we have licensed, and we may license in the future, proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by the business partners to whom we grant nonexclusive licenses, they may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. In addition, it cannot be assured that these licensees will take the same steps we have taken to prevent misappropriation of our solutions or technologies.

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

     We are involved in tax and legal proceedings, claims and litigation that arise in the ordinary course of business. As discussed in greater detail under “Note 7-Contingencies” to our unaudited Consolidated Financial Statements herein, certain of these matters could have a material effect on our results of operations, cash flows or financial position.

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

Italian Tax Legislation

     On February 1, 2005, regulations implementing new tax legislation became effective in Italy that are expected to significantly increase the cost of conducting our Italian real estate data information business. Specifically, the regulations increase data acquisition costs for Italian real estate information and require that we pay a fee each time we resell or license that data. Through price increases and reengineering efforts, we hope to mitigate the effect of the legislation. The final impact of the legislation on the operating income of our Italian business is subject to: (i) continued customer acceptance of our price increases; (ii) the impact that such price increases may have on customers’ utilization of our real estate and other products during the year; (iii) the full nature and impact of actions that we may take to mitigate the operating income impact of the legislation; and (iv) the actions of our competitors.

Changes in the legislative or regulatory environments may adversely affect our benefits plans.

     Last year, the United States District Court for the Southern District of Illinois affirmed its earlier ruling that IBM’s cash balance pension plan violated the age discrimination provisions of ERISA. IBM has announced, however, that it will appeal this decision. Therefore, it is not possible at this time to determine whether the IBM ruling will ultimately have any material effect on our cash balance plan or our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     D&B’s market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. Our 2004 consolidated financial statements included in Item 7a. “Quantitative and Qualitative disclosures About Market Risk” of our Annual Report on Form 10-K provide a more detailed discussion of the market risks affecting operations. As of March 31, 2005, no material change had occurred in our market risks, compared with the disclosure in the Form 10-K for the year ending December 31, 2004.

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

     Our management also evaluated, with the participation of our CEO and CFO, any change in our Disclosure Controls and determined that there were no changes in our Disclosure Controls during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

 Conclusions regarding Disclosure Controls

     Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the first quarter of our fiscal year ended March 31, 2005, the Disclosure Controls are effective in providing reasonable assurance that material information relating to D&B is made known to management on a timely basis during the period when our periodic reports are being prepared.

 Change in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information in response to this Item is included in Part I — Item I — “Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended March 31, 2005 of shares of equity that are registered by the Company pursuant of Section 12 of the Exchange Act;

Issuer Purchases of Equity Securities

			Total
	Total		Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(a)	per Share	Plans or Programs(a)	Plans or Programs(b)
January 1 - 31, 2005	57,000	$59.64	57,000	—
February 1 - 28, 2005	210,000	$59.69	210,000	—
March 1 - 31, 2005	944,300	$61.75	944,300	—
Total	1,211,300	$61.29	1,211,300	3,817,757

(a)	During the first quarter of 2005, we repurchased 571,150 shares of stock for $35.0 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program, was announced in July 2003, and expires in September 2006. The maximum amount authorized under the program is 6.0 million shares. Additionally, during the first quarter of 2005, we repurchased 640,150 shares for $39.2 million related to a previously announced $400 million two-year share repurchase program approved by our Board of Directors in February, 2005.

Item 6. Exhibits

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

THE DUN & BRADSTREET CORPORATION

Date: May 5, 2005	By:	/s/ Sara Mathew

Sara Mathew
Chief Financial Officer

Date: May 5, 2005	By:	/s/ Mary Jane Raymond

Mary Jane Raymond
Corporate Controller