Form 10-Q
period 2005-06-30
DUN & BRADSTREET CORP/NW
filed 2005-08-04
CIK 1115222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding at
Title of Class	June 30, 2005

Common Stock, par value $0.01 per share	67,192,188

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
The Dun & Bradstreet Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Amounts in millions, except share and per share data)
Revenue	$351.7	$349.9	$693.0	$693.3

Operating Expenses	107.0	105.3	202.1	208.5
Selling and Administrative Expenses	153.2	160.8	308.4	313.3
Depreciation and Amortization	8.8	11.2	17.4	23.2
Restructuring Charge	6.5	8.0	16.9	18.2

Operating Costs	275.5	285.3	544.8	563.2

Operating Income	76.2	64.6	148.2	130.1

Interest Income	3.1	1.8	5.9	3.9
Interest Expense	(5.0)	(5.0)	(10.3)	(9.6)
Minority Interest	(0.4)	—	0.3	—
Other Income (Expense) — Net	3.4	4.6	3.2	17.1

Non-Operating Income (Expense) — Net	1.1	1.4	(0.9)	11.4

Income Before Provision for Income Taxes	77.3	66.0	147.3	141.5
Provision for Income Taxes	30.2	26.5	48.3	52.2
Equity in Net Income of Affiliates	—	—	0.2	—

Net Income	$47.1	$39.5	$99.2	$89.3

Basic Earnings per Share of Common Stock	$0.70	$0.56	$1.46	$1.25

Diluted Earnings per Share of Common Stock	$0.67	$0.54	$1.40	$1.20

Weighted Average Number of Shares Outstanding — Basic	67,657,000	70,803,000	67,934,000	71,341,000
Weighted Average Number of Shares Outstanding — Diluted	70,387,000	73,603,000	70,634,000	74,137,000
The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(Amounts in millions,
	except share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$245.3	$252.9
Marketable Securities	69.2	82.6
Accounts Receivable — Net of Allowance of $18.5 at June 30, 2005 and $19.4 at December 31, 2004	329.9	382.1
Other Receivables	—	16.8
Deferred Income Tax	15.8	15.9
Other Current Assets	19.8	11.8

Total Current Assets	680.0	762.1

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $199.2 at June 30, 2005 and $202.5 at December 31, 2004	47.7	51.2
Prepaid Pension Costs	468.1	455.3
Computer Software, Net of Accumulated Amortization of $334.8 at June 30, 2005 and $328.0 at December 31, 2004	29.6	32.4
Goodwill, Net	212.1	217.0
Deferred Income Tax	61.4	60.9
Other Non-Current Assets	45.7	56.6

Total Non-Current Assets	864.6	873.4

Total Assets	$1,544.6	$1,635.5

Current Liabilities
Accounts Payable	$38.5	$50.2
Accrued Payroll	63.4	110.8
Accrued Income Tax	38.4	22.2
Short Term Debt	303.3	—
Other Accrued and Current Liabilities	146.2	141.8
Deferred Revenue	414.9	388.6

Total Current Liabilities	1,004.7	713.6

Pension and Post-retirement Benefits	457.6	468.0
Long Term Debt	0.4	300.0
Other Non-Current Liabilities	64.6	99.7
Contingencies (Note 7)
Shareholders’ Equity
Preferred Stock, $0.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Series Common Stock, $0.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Common Stock, $0.01 par value per share, authorized — 200,000,000 shares — issued — 81,945,520 shares	0.8	0.8
Unearned Compensation Restricted Stock	(9.0)	(1.4)
Capital Surplus	185.6	198.2
Retained Earnings	769.5	670.3
Treasury Stock, at cost, 14,753,332 shares at June 30, 2005 and 13,331,966 shares at December 31, 2004	(658.1)	(557.6)
Cumulative Translation Adjustment	(161.0)	(149.0)
Minimum Pension Liability Adjustment	(110.5)	(107.1)

Total Shareholders’ Equity	17.3	54.2

Total Liabilities and Shareholders’ Equity	$1,544.6	$1,635.5

The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,

	2005	2004

	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$99.2	$89.3
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	17.4	23.2
Gain from Sales of Businesses	(3.3)	(16.1)
Income Tax Benefit due to Exercise of Stock Awards Under Incentive Plans	4.7	4.0
Stock Based Compensation	9.6	0.7
Restructuring Expense	16.9	19.2
Restructuring Payments	(16.9)	(11.8)
Deferred Income Taxes, Net	(36.6)	(62.3)
Accrued Income Taxes, Net	33.6	69.4
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	31.5	65.3
Net Increase in Other Current Assets	(8.3)	(1.5)
Net Increase in Deferred Revenue	31.6	21.1
Net Decrease in Accounts Payable	(9.4)	(18.7)
Net Decrease in Accrued Liabilities	(30.3)	(30.6)
Net Decrease in Other Accrued and Current Liabilities	(2.7)	(3.5)
Changes in Non-Current Assets and Liabilities:
Net Increase in Other Long Term Assets	(5.0)	(21.2)
Net (Decrease) Increase in Long Term Liabilities	(10.9)	1.1
Other	0.3	0.1

Net Cash Provided by Operating Activities	121.4	127.7

Cash Flows from Investing Activities:
Investments for Marketable Securities	(99.0)	(162.5)
Redemptions for Marketable Securities	112.4	77.8
Cash Proceeds from Sales of Businesses, Net of Cash Divested	20.3	60.8
Payments for Acquisitions of Businesses, Net of Cash Acquired	(1.3)	—
Cash Settlements of Foreign Currency Contracts	(0.3)	(3.8)
Capital Expenditures	(4.5)	(5.9)
Additions to Computer Software and Other Intangibles	(5.1)	(4.0)
Net Assets Held for Sales of Businesses	—	(0.7)
Other	0.2	(1.6)

Net Cash Provided by (Used in) Investing Activities	22.7	(39.9)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(144.4)	(133.2)
Net Proceeds from Stock Plans	13.9	11.1
Spin-off Obligation	(9.2)	—
Increase in Other Short-Term Borrowings	1.3	—

Net Cash Used in Financing Activities	(138.4)	(122.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13.3)	12.5

Decrease in Cash and Cash Equivalents	(7.6)	(21.8)
Cash and Cash Equivalents, Beginning of Period	252.9	239.0

Cash and Cash Equivalents, End of Period	$245.3	$217.2

Supplemental Disclosure of Cash Flow Information:
Cash Paid
Income Taxes, Net of Refunds	$46.6	$38.6
Interest	$8.9	$9.1
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
      The financial statements of the subsidiaries included in our International segment, except for our Canadian region, reflect a quarter ended May 31, 2005, in order to facilitate timely reporting of our consolidated financial results and financial position.
      Where appropriate, we have reclassified certain prior period amounts to conform to our current presentation.

Note 2 —	Recent Accounting Pronouncements
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Reform Act”) was signed into law. In connection with the Medicare Reform Act, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. The FSP was adopted for periods beginning after July 1, 2004. Under the FSP, if a company concludes that its defined benefit post-retirement benefit plan is actuarially equivalent to the Medicare Part D benefit, the employer should recognize subsidies from the federal government in the measurement of the accumulated post-retirement benefit obligation (“APBO”) under Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions.” The resulting reduction of the APBO should be accounted for as an actuarial gain. On January 21, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released final regulations implementing major provisions of the Medicare Reform Act of 2003. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will qualify for the direct subsidies for an additional seven years and our APBO is expected to decrease by an approximately additional $4.8 million. As a result, our 2005 post-retirement benefit cost is expected to decrease by approximately $0.7 million. Together with the impacts already included in our December 31, 2004 results, the APBO is expected to decrease by a total of $35.8 million and our plan is expected to be actuarially equivalent in 2006 until 2023.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) or “SFAS No. 123R,” “Share-Based Payments,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This standard requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period that an employee provides service in exchange for the

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
award, which normally would be the vesting period. The standard has two transition application methods to choose from. They are the Modified Prospective application or Modified Retrospective application. Under the Modified Prospective application, compensation cost is recognized for new grants and modifications made after the date of the required effective date, plus the remaining unrecognized expense associated with previously issued awards that are not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the Modified Retrospective application, a company is required to restate its financial statements back either (a) to all prior years for which SFAS No. 123 was effective or (b) to only prior interim periods in the year in which SFAS No. 123R is adopted. In April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that Statement No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the FASB Statement). Accordingly, we will defer the adoption of SFAS No. 123R until January 1, 2006 at which time we will begin to utilize the Modified Prospective application.
      In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides a deduction from income for qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (“ETI”) for foreign sales. FSP No. FAS 109-1 provides guidance on the accounting implications of the Act related to the deduction for qualified domestic production activities. The deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction, if any, will be reported in the period in which the deduction is claimed on our tax return. We are currently assessing the Act’s impact and any corresponding financial impact that the adoption of FSP No. FAS 109-1 will have on our consolidated financial statements and expect to finalize our assessment by September 30, 2005.
      In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. FAS 109-2 provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act in income tax expense and deferred tax liability. The Act provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated from our controlled foreign corporations. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our senior management and approved by the board of directors. We are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States. Based on our preliminary analysis, however, we believe that the most we could repatriate is a maximum up to $250 million, with the respective tax liability ranging up to $16 million. We are currently assessing the impact of applying the guidance of FSP No. FAS 109-2 on our consolidated financial statements and expect to finalize our assessment by September 30, 2005.

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
      During the three month and six month periods ended June 30, 2005, we recognized a net restructuring charge of $6.5 million and $16.9 million, respectively, consisting of the following two Financial Flexibility Programs:

•	During the three months ended June 30, 2005, we recognized a $9.3 million restructuring charge in connection with the 2005 Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”). The charge was recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included $8.2 million for severance and termination costs related to approximately 175 employees, a $0.3 million pension plan curtailment charge and $0.8 million for other costs to consolidate or close facilities and relocate employees. During the three months ended June 30, 2005, approximately 120 employees were terminated in conjunction with our 2005 Financial Flexibility Program. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations.

During the six months ended June 30, 2005, we recognized a $17.5 million restructuring charge in connection with the 2005 Financial Flexibility program. The year-to-date charge included $16.1 million for severance and termination costs related to approximately 280 employees, a $0.3 million pension plan curtailment charge and $1.1 million for other costs to consolidate or close facilities and relocate employees. We expect to record approximately $20 million to $22 million for all restructuring charges related to the 2005 Financial Flexibility Program, including $17 million to $19 million for severance and termination costs related to approximately 400 positions and $3 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees.

•	In addition, during the three months ended June 30, 2005, we recognized a $2.8 million net restructuring gain for the International Business Machines Corporation (“IBM”) outsourcing agreement in connection with the 2004 Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The net restructuring gain included a charge of $0.1 million for severance and termination costs related to approximately 180 employees (offset by a $2.9 million post-retirement curtailment gain due to the 2004 Financial Flexibility Program employee actions discussed below). During the three months ended June 30, 2005, approximately 120 employees were terminated in conjunction with our 2004 Financial Flexibility Program. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations.

During the six months ended June 30, 2005, we recognized a $0.6 million net restructuring gain in connection with the 2004 Financial Flexibility Program. The year-to-date gain includes a $5.7 million post-retirement curtailment gain offset by $5.1 million for severance and termination costs related to approximately 580 employees. We expect to record an approximately $5 million to $6 million charge before the effects of the post-retirement curtailment gain of approximately $7 million by the end of 2005.
        In accordance with SFAS No. 106, “Employers’ Accounting For Post-Retirement Benefits Other Than Pensions,” we were required to recognize a curtailment gain for the post-retirement plans related to the employee actions of the 2004 Financial Flexibility Program. The curtailment accounting required us to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the layoffs. During the three month and six month periods ended June 30, 2005, we recognized a $2.9 million and $5.7 curtailment gain, respectively, related to our post-retirement benefit plan which was recorded as an increase to earnings. For the three month and six month periods ended June 30, 2005, this curtailment gain is included in the $6.5 million and $16.9 million net restructuring charge discussed above.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
        In accordance with SFAS No. 87, “Employers’ Accounting for Pension,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we are required to recognize a one-time curtailment charge to the U.K Pension Plan related to the headcount actions of the 2005 Financial Flexibility Program. The curtailment accounting requirement of SFAS No. 88 required us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g. full vesting). For the U.K. Pension Plan, we recognized a curtailment charge to earnings of $0.3 million in the three month and six month periods ended June 30, 2005, and is included in the $6.5 million and $16.9 million net restructuring charge discussed above.
      During the three months ended June 30, 2004, we recognized a $8.0 million restructuring charge in connection with our 2004 Financial Flexibility Program in accordance with SFAS No. 146. The charge of $7.5 million was for severance and termination costs related to approximately 125 employees who were terminated in conjunction with the 2004 Financial Flexibility Program and $0.5 million for lease termination obligations. During of the six months ended June 30, 2004, we recorded $18.2 million of restructuring charges in connection with the 2004 Financial Flexibility program. The year-to-date charge includes $16.8 million for severance and termination costs related to approximately 325 employees and $1.4 million for lease termination obligations.
      As of June 30, 2005, we have eliminated approximately 4,700 positions (including 300 open positions) and terminated (via attrition and termination) approximately 4,400 employees under our Financial Flexibility Programs since inception in October 2000. These figures include the 220 employees who were transitioned to IBM as part of the 2004 Financial Flexibility Program and the approximately 400 employees who were transitioned to Computer Sciences Corporation (“CSC”) as part of the 2002 Financial Flexibility Program. Under the terms of the CSC agreement, we outsourced certain technology functions in which approximately 400 of our employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC.
      The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2005 Financial Flexibility Program.

			Lease
			Termination
	Severance	Pension Plan	Obligations
	and	Curtailment	and Other
	Termination	Charges	Exit Costs	Total

2005 Restructuring Charges
Charge Taken during First Quarter 2005	$7.9	$—	$0.3	$8.2
Payments during First Quarter 2005	(2.4)	—	(0.2)	(2.6)

Balance of Payments Remaining as of March 31, 2005	$5.5	$—	$0.1	$5.6

Charge Taken during Second Quarter 2005	$8.2	$0.3	$0.8	$9.3
Payments/ Pension Plan Curtailment Charge during Second Quarter 2005	(5.0)	(0.3)	(0.1)	(5.4)

Balance of Payments Remaining as of June 30, 2005	$8.7	$—	$0.8	$9.5

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2004 Financial Flexibility Program.

			Lease
		Pension Plan/	Termination
	Severance	Post-retirement	Obligations
	and	Curtailment	and Other
	Termination	Charges (Gains)	Exit Costs	Total

2004 Restructuring Charges:
Charge Taken during First Quarter 2004	$9.3	$—	$0.9	$10.2
Payments during First Quarter 2004	(3.8)	—	(0.9)	(4.7)

Balance of Payments Remaining as of March 31, 2004	$5.5	$—	$—	$5.5

Charge Taken during Second Quarter 2004	$7.5	$—	$0.5	$8.0
Payments during Second Quarter 2004	(4.1)	—	—	(4.1)

Balance of Payments Remaining as of June 30, 2004	$8.9	$—	$0.5	$9.4

Charge Taken during Third Quarter 2004	$2.6	$—	$0.1	$2.7
Payments during Third Quarter 2004	(7.1)	—	(0.4)	(7.5)

Balance of Payments Remaining as of September 30, 2004	$4.4	$—	$0.2	$4.6

Charge Taken during Fourth Quarter 2004	$9.0	$0.5	$1.6	$11.1
Payments/ Pension Plan and Post-retirement Net Charges during Fourth Quarter 2004	(6.2)	(0.5)	(1.1)	(7.8)

Balance of Payments Remaining as of December 31, 2004	$7.2	$—	$0.7	$7.9

Charge/ Post-retirement Gain Taken during First Quarter 2005	$5.0	$(2.8)	$—	$2.2
Payments/ Post-retirement Gain during First Quarter 2005	(3.6)	2.8	—	(0.8)

Balance of Payments Remaining as of March 31, 2005	$8.6	$—	$0.7	$9.3

Charge/ Post-retirement Gain Taken during Second Quarter 2005	$0.1	$(2.9)	$—	$(2.8)
Payments/ Post-retirement Gain during Second Quarter 2005	(4.6)	2.9	(0.1)	(1.8)

Balance of Payments Remaining as of June 30, 2005	$4.1	$—	$0.6	$4.7

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 4 —	Notes Payable and Indebtedness
      Our borrowings at June 30, 2005 and December 31, 2004, including interest rate swaps designated as hedges, are summarized below:

	June 30,	December 31,
	2005	2004

	Liability (Asset)
Debt Maturing Within One Year:
Fixed-rate notes	$300.5	$—
Fair value of interest rate swaps	(0.6)	—
Credit Lines	2.2	—
Other	1.2	—

Total Debt Maturing Within One Year	$303.3	$—

Long Term Debt:
Fixed-rate notes	$—	$301.8
Fair value of interest rate swaps	—	(1.9)
Other	0.4	0.1

Total Debt Maturing After One Year	$0.4	$300.0

      We have outstanding notes with an aggregate face value of $300 million and five year terms, maturing in March 2006. These notes, bear interest at a fixed annual rate of 6.625% and are payable semi-annually. During the first quarter of 2005, these notes were reclassified from long term debt to short term debt because they will mature within one year. We have entered into interest rate swap agreements to hedge a portion of this debt (see Note 6 to the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed description). At June 30, 2005 and December 31, 2004, the notes and the fair value of the interest rate swaps are recorded as “Short Term Debt” and “Long Term Debt,” respectively.

Other Credit Facilities
      At June 30, 2005, we had a total of $300 million of bank credit facilities available at prevailing short term interest rates, which will expire in September 2009. These facilities also support our commercial paper borrowings up to $300 million. We have not drawn on the facilities and we did not have any borrowings outstanding under these facilities at June 30, 2005. We also have not borrowed under our commercial paper program in 2005. We believe that cash flows generated from operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short term and long term needs. The facilities require the maintenance of interest coverage and total debt to EBITDA ratios (as defined in the agreement). As of June 30, 2005, we were in compliance with these requirements.
      At June 30, 2005, certain of our international operations had non-committed lines of credit of $11.9 million and had $2.2 million of borrowings outstanding under these lines of credit. These arrangements have no material commitment fees or compensating balance requirements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 5 —	Reconciliation of Weighted Average Shares

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Share data in thousands)
Weighted average number of shares — basic	67,657	70,803	67,934	71,341
Dilutive effect of shares issuable under stock options, restricted stock and performance share plans	2,661	2,750	2,581	2,722
Adjustment of shares applicable to stock options exercised during the period and performance share plans	69	50	119	74

Weighted average number of shares — diluted	70,387	73,603	70,634	74,137

      During the three months ended June 30, 2005 and 2004, we repurchased 151,263 and 426,493 shares of stock for $9.4 million and $22.5 million, respectively, to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. During the three months ended June 30, 2005, we also repurchased 981,737 shares in connection with a previously announced $400 million, two-year share repurchase program for $60.8 million. During the three months ended June 30, 2004, we repurchased 488,107 shares in connection with a previously announced $200 million share repurchase program for $26.0 million.
      For the six months ended June 30, 2005, we repurchased 1,621,887 shares in connection with the $400 million share repurchase program for $99.9 million. Additionally, during the six months ended June 30, 2004, we repurchased 1,627,379 shares in connection with the $200 million share repurchase program for $87.6 million. For the six months ended June 30, 2005 and 2004, we repurchased 722,413 and 862,261 for $44.5 million and $45.6 million, respectively, to mitigate the dilutive effect of the shares under our stock incentive plans and Employee Stock Purchase Plan.
      Options to purchase 70,840 and 723,340 shares of common stock were outstanding at June 30, 2005 and 2004, respectively, but were not included in the year-to-date computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the quarter-to-date computation of diluted earnings per share, options to purchase 59,200 and 64,500 shares of common stock were outstanding at June 30, 2005 and 2004, respectively, but were not included in the quarter-to-date computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. Our options generally expire 10 years after the grant date.

Note 6 —	Comprehensive Income
      Total comprehensive income for the three month and six month periods ended June 30, 2005 and 2004, which includes net income and other gains and losses that affect shareholders’ equity, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net Income	$47.1	$39.5	$99.2	$89.3
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(14.6)	(13.4)	(12.0)	9.7
Minimum Pension Liability	(3.4)	(4.9)	(3.4)	(4.9)
Unrealized Gains (Losses) On Investments	—	0.4	—	0.4

Total Comprehensive Income	$29.1	$21.6	$83.8	$94.5

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 7 —	Contingencies
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
      In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin off by D&B1 of its stock in ACNielsen and Cognizant. In June 1998, D&B1 separated through a spin off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/ D&B1”), and a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Form 10-Q as “Moody’s/ D&B2”), and a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Form 10-Q as “D&B”) (the “2000 Distribution”).
Tax Matters
      Moody’s/ D&B2 and its predecessors entered into global tax-planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. As further described below, we have contractual obligations to be financially responsible for a portion of certain liabilities arising from two of these historical tax-planning initiatives (“Legacy Tax Matters”). The status of these Legacy Tax Matters is summarized below, including a settlement with respect to the matter referred to as “Royalty Expense Deductions 1993 – 1997” in July 2005 as outlined below.
      Pursuant to a series of tax sharing agreements (the “Tax Sharing Agreements”), IMS and NMR are jointly and severally liable for and must pay one-half, and we and Moody’s/ D&B2 are jointly and severally liable for and must pay the other half, of any liabilities related to the matter described below under the caption “Royalty Expense Deductions 1993-1997” and we and Moody’s/ D&B2 are each jointly and severally liable for one-half of any liabilities related to the matter described below under the caption “Amortization and Royalty Expense Deductions/ Royalty Income 1997–2005.”
      As further described below, we currently believe that we have adequate reserves for these matters and, as a result, the ultimate resolution of these Legacy Tax Matters is not expected to have a material impact on our earnings.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Royalty Expense Deductions — 1993–1997
      Beginning in the second quarter of 2003, we received a series of communications on behalf of Donnelley/ D&B1 from the IRS proposing adjustments with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by Donnelley/ D&Bl on its 1993–1997 tax returns. The IRS also challenged the tax treatment of certain royalty payments received by the partnership in which Donnelley/ D&B1 was a partner and proposed reallocating certain partnership income to Donnelley/ D&B1. We estimated that the net impact to D&B’s cash flow with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to $47.4 million (tax, interest and penalties, net of tax benefits) and that the net impact to cash flow with respect to our share of the partnership income could be up to $23.6 million (tax, interest, and penalties, net of tax benefits). We believed that the position of the IRS regarding the partnership income was inconsistent with its position with respect to the same royalty expense deductions described above and, therefore, the IRS would be unlikely to prevail on both positions. We also estimated that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to us of up to $5.0 million in pending tax refunds. We have filed a protest with respect to the 1993 and 1994 tax refunds, and we will attempt to resolve this matter with the IRS before proceeding to litigation, if necessary.
      On July 29, 2005, we received from the IRS a fully executed agreement settling this matter for tax years 1995 and 1996 (the “Settlement”). We expect that the net impact of the Settlement to our cash flow will be approximately $38.5 million (tax, interest, and penalties, net of tax benefits), which is in line with our reserves. This amount is subject to the final IRS bill(s) for this matter being consistent with the IRS’s previously-provided estimates and each of IMS, NMR and Moody’s/ D&B2 paying in a timely fashion their allocable share of the amounts due the IRS with respect to the Settlement. IMS, on behalf of itself and NMR, has indicated that it may allege various breaches of our obligations under the Tax Sharing Agreements related to our management and settlement of this matter, notwithstanding IMS’ and NMR’s consent to such Settlement. While we believe that we would prevail were IMS and NMR to pursue such claims, we cannot predict with certainty such outcome.

Amortization and Royalty Expense Deductions/ Royalty Income — 1997–2005
      In the fourth quarter of 2003, we received on behalf of Donnelley/ D&B1 and Moody’s/ D&B2, IRS notices of proposed adjustment for 1997 and 1998 with respect to a partnership transaction entered into in 1997. The IRS asserted that certain amortization expense deductions claimed by Donnelley/ D&B1, and Moody’s/ D&B2 on their 1997 and 1998 tax returns should be disallowed. In April 2004, we received IRS proposed notices of deficiency for 1997 and 1998, proposing adjustments with respect to the 1997 partnership transaction consistent with the notices of proposed adjustment.
      We filed protests relating to this matter for the 1997 and 1998 tax years with the IRS Office of Appeals. During the third quarter of 2004, we were informed by the IRS Office of Appeals that the 1997 and 1998 tax years were being returned to the Examination Division of the IRS for further development of the issues.
      In the second quarter of 2005, we received, on behalf of Moody’s/ D&B2, D&B3 and the partnership, IRS notices of proposed adjustment for 1999 — 2002, with respect to the same 1997 partnership transaction referred to above. The IRS again asserted that certain amortization expense deductions claimed by Moody’s/ D&B2 and D&B3 on their 1999 — 2002 tax returns should be disallowed. We anticipate that the IRS will issue proposed notices of deficiency for 1999 — 2002, reflecting the adjustments proposed in the notices of proposed adjustment received during the second quarter of 2005.
      In addition to the foregoing, the IRS has asserted, in the notices referred to above, that royalty expense deductions claimed by Donnelley/ D&B1, Moody’s/ D&B2, and D&B3 on their tax returns for 1997 — 2002, for royalties paid to the partnership should be disallowed. The IRS has also asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by Donnelley/ D&B1, Moody’s/ D&B2, and D&B3, including the portions of the royalties that were allocated to third-party

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
partners in the partnership, and, thus included in their taxable income. We believe that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent. If the IRS prevails on one of the positions, we believe that it is unlikely that it will prevail on the other. The IRS may seek to issue notices with respect to these inconsistent positions.
      In addition to the foregoing, and in connection with the notices received during the second quarter of 2005, the IRS has asserted that certain business expenses incurred by Moody’s/ D&B2 and D&B3 during 1999 — 2002 should be capitalized and amortized over a 15-year period, if (but only if) the proposed adjustments described above are not sustained.
      We estimate that the net impact to cash flow as a result of the disallowance of the 1997 — 2002 amortization deductions and the disallowance of such deductions claimed from 2003 to date could be up to $64.4 million (tax, interest and penalties, net of tax benefits but not taking into account the Moody’s/ D&B2 repayment to us of $35.1 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted.
      We also estimate that, with regard to the possible disallowance of deductions for royalty expenses paid to the partnership and the reallocation of royalty income from the partnership, after taking into account certain other tax benefits resulting from the IRS’ position on the partnership, it is unlikely that there will be any net impact to cash flow in addition to the amounts noted above related to the amortization expense deduction disallowance. In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997 — 2002 royalty expense deductions, and the inclusion of the reallocated royalty income for all relevant years, could be up to $143.3 million (tax, interest, and penalties, net of tax benefits). This $143.3 million would be in addition to the $64.4 million noted above related to the amortization expense deduction.
      At the time of the 2000 Distribution, we paid Moody’s/ D&B2 approximately $55 million in cash representing the discounted value of future tax benefits associated with this transaction. However, pursuant to the terms of the 2000 Distribution, should the transaction be terminated, Moody’s/ D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. If the transaction was terminated at June 30, 2005, the amount of such repayment from Moody’s/ D&B2 to us would be approximately $35.1 million and would decrease by approximately $4.0 million to $5.0 million per year.
      We are attempting to resolve this matter with the IRS before proceeding to litigation, if necessary. If we, on behalf of Donnelley/ D&B1, Moody’s/ D&B2, and D&B3 were to challenge, at any time, any of these IRS positions for years 1997 - 2002 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

Assessment of Potential Tax Matters
      We have considered the foregoing legacy tax matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. We have net $97.3 million of reserves recorded in the consolidated financial statements, made up of the following components; $38.7 million in Accrued Income Tax and $58.6 million in Other Non-Current Liabilities. We believe that these reserves are adequate for our share of the liabilities in these legacy tax matters. Any payments that would be made for these exposures could be significant to our cash from operations in the period a cash payment took place, including any payments for the purpose of obtaining jurisdiction in U.S. District Court or the U.S. Court of Federal Claims to challenge any of the IRS’s positions.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Legal Proceedings

Information Resources, Inc.

Introduction
      The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company (“VNU”), and its U.S. subsidiaries VNU, Inc., ACNielsen, AC Nielsen (US), Inc. (“ACN (US)”), and Nielsen Media Research (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, D&B does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. In the event of such default, contractual commitments undertaken by D&B in connection with various corporate reorganizations since 1996, including our spin-off from Moody’s/ D&B2 in 2000, require us to bear a portion of any amount not paid by the VNU Parties. See below “D&B’s Potential Exposure in the Lawsuit.” Moreover, as described below, on February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims. IRI filed a notice of appeal to the Second Circuit Court of Appeals on February 2, 2005. The appeal is fully briefed and no argument date has yet been set for the appeal.

Overview of the Lawsuit
      In July 1996, IRI filed a complaint, subsequently amended in 1997, in the U.S. District Court for the Southern District of New York, naming as defendants a company then known as The Dun & Bradstreet Corporation and now known as R.H. Donnelley (referred to in this Form 10-Q as Donnelley/ D&B1), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley/ D&B1.
      The amended complaint alleges various violations of United States antitrust laws under Sections 1 and 2 of the Sherman Antitrust Act. IRI’s antitrust claims allege that defendants developed and implemented a plan to undermine IRI’s ability to compete within the United States and foreign markets in North America, Latin America, Asia, Europe and Australia/ New Zealand through a series of anti-competitive practices, including: unlawfully tying/bundling services in the markets in which defendants allegedly had monopoly power with services in markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.
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
      On December 3, 2004, the Court entered In limine Order No. 1, which bars IRI from “arguing that Nielsen’s pricing practices or discounts were illegal or anti-competitive unless it can prove they involved prices below short-run average variable cost, calculated without the inclusion of Nielsen’s “Fixed Operations’ costs.” On December 17, 2004, IRI issued a press release, which said, in relevant part, “Without this evidence, IRI believes that little would be left of IRI’s case to take to trial.” IRI has asked the Court to enter a final judgment against it so that it can take an immediate appeal to the Second Circuit. The defendants did not object to this request. On February 1, 2005, the Court entered a final judgment dismissing IRI’s claims and on

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
February 2, 2005, the Court entered IRI’s notice of appeal to the Court of Appeals for the Second Circuit. The appeal is fully briefed and no argument date has yet been set for the appeal.

The Indemnity and Joint Defense Agreement
      In connection with the 1996 Distribution, Cognizant (now NMR), ACNielsen and Donnelley/ D&B1 entered into an Indemnity and Joint Defense Agreement (the “Original JDA”), pursuant to which they agreed to:

•	allocate potential liabilities that may relate to, arise out of or result from the IRI lawsuit (“IRI Liabilities”); and

•	conduct a joint defense of such action.

VNU’s and D&B’s Involvement in the Lawsuit
      In 2001, ACNielsen was acquired by VNU. VNU assumed ACNielsen’s obligations under the Original JDA.
      Under the terms of the 1998 Distribution, D&B2 assumed all potential liabilities of Donnelley/ D&B1 arising from the IRI action and agreed to indemnify Donnelly/ D&B1 in connection with such potential liabilities. Under the terms of the 2000 Distribution, D&B undertook to be jointly and severally liable with Moody’s/ D&B2 for D&B2’s obligations to Donnelley/ D&B1 under the 1998 Distribution, including for any liabilities arising under the Original JDA and arising from the IRI action itself. However, as between us and Moody’s/ D&B2, we agreed that under the 2000 Distribution, each of us and Moody’s/ D&B2 will be responsible for 50% of any payments required to be made by Moody’s/ D&B2 with respect to the IRI action under the terms of the 1998 Distribution, including legal fees or expenses related to the IRI action.

The Amended and Restated JDA
      On July 30, 2004, the VNU Parties, Donnelley/ D&B1, D&B, Moody’s/ D&B2 and IMS, entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended JDA”).
      Pursuant to the Amended JDA, any and all IRI Liabilities incurred by Donnelley/ D&B1, D&B, Moody’s/ D&B2 or IMS relating to a judgment (even if not final) or any settlement being entered into in the IRI action will be jointly and severally assumed and fully discharged exclusively by the VNU Parties. Under the Amended JDA, the VNU Parties have agreed to, jointly and severally, indemnify Donnelley/ D&B1, D&B, Moody’s/ D&B2 and IMS from and against all IRI Liabilities to which they become subject. As a result, the cap on ACNielsen’s liability for the IRI Liabilities, which the Original JDA provided for, no longer exists, and all such liabilities are the responsibility of the VNU Parties pursuant to the Amended JDA.
      In addition, the Amended JDA provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then the VNU Parties shall obtain the bond required for the appeal and shall pay the full cost of such bond.
      In connection with entering into the Amended JDA, Donnelley/ D&B1, D&B, Moody’s/ D&B2 and IMS agreed to amend certain covenants of the Original JDA to provide operational flexibility for ACNielsen going forward. In addition, the Amended JDA includes certain amendments to the covenants of ACNielsen (which, under the Amended JDA, are now also applicable to ACN (US), which we understand holds ACNielsen’s operating assets), which are designed to preserve such parties’ claim-paying ability and protect Donnelley/ D&B1, D&B, Moody’s/ D&B2 and IMS. Among other covenants, ACNielsen and ACN (US) agreed that neither they nor any of their respective subsidiaries will incur any indebtedness to any affiliated person, except indebtedness which its payment will, after a payment obligation under the Amended JDA comes due, be conditioned on, and subordinated to, the payment and performance of the obligations of such parties under the

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Amended JDA. VNU has agreed to have a process agent in New York receive on its behalf service of any process concerning the Amended JDA.

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
      Joint and several liability for the IRI action means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants. This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between the VNU Parties, Donnelly/ D&B1, D&B, Moody’s/ D&B2 and IMS.
      Accordingly, and as a result of the allocations of liability described above, in the event the VNU Parties default on their obligations under the Amended JDA, each of Moody’s/ D&B2 and D&B will be responsible for the payment of 50% of the portion of any judgment or settlement ultimately paid by Donnelley/ D&B1 (which is a defendant in the IRI action), which can be as high as all the IRI Liabilities.
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
      Hoover’s has approved a settlement agreement and related agreements that set forth the terms of a settlement between Hoover’s, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Hoover’s and the individual defendants for the conduct alleged in the action to be wrongful. Hoover’s would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Hoover’s may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Hoover’s to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Hoover’s currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Hoover’s is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Hoover’s. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Hoover’s insurance carriers should arise, Hoover’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The court ruled that the issuer defendants and the plaintiffs were required to submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have submitted to the court a revised settlement agreement consistent with the court’s opinion. The revised settlement agreement has been approved by all of the issuer defendants that are not in bankruptcy. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the court will grant final approval to the settlement.
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
      We deny all allegations of wrongdoing and are aggressively defending the case. In September 2003, we filed a motion to dismiss Counts 1, 3 and 4 of the Amended Complaint on the ground that plaintiffs cannot prevail on those claims under any set of facts, and in February 2004, the Court heard oral argument on our motion. With respect to Count 4, the court requested that the parties conduct limited expert discovery and submit further briefing. In November 2004, after completion of expert discovery on Count 4, we moved for summary judgment on Count 4 on the ground that an interest rate of 6.75% is reasonable as a matter of law. On November 30, 2004 the Court issued a ruling granting our motion to dismiss Counts 1 and 3. Shortly after that ruling, plaintiffs’ counsel stipulated to dismiss with prejudice Count 2 (which challenged the sale of the RMS business as an intentional interference with employee benefit rights, but which the motion to dismiss did not address). Plaintiffs’ counsel also stipulated to a dismissal with prejudice of Count 1, the severance pay claim, agreeing to forego any appeal of the Court’s dismissal of that claim. Plaintiffs’ counsel did file a motion to join party plaintiffs and to amend the amended complaint to add a new count challenging the adequacy of the retirement plan’s mortality tables. The court granted the motion and we filed our objections. On June 6, 2005, the court granted D&B’s motion for summary judgment as to Count 4 (the interest rate issue) and also denied the plaintiffs’ motion to further amend the Complaint to add a new claim challenging the mortality tables. On July 8, 2005, the plaintiffs filed their notice of appeal; they are appealing both the ruling granting the motion to dismiss as well as the ruling granting summary judgment.

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
Additional Matters
Base D’Informations Legales Holding S.A.S.
      In May 2005, we were contacted by Base D’Informations Legales Holding S.A.S. (“BIL Holding”), the purchaser of our French operations in October 2004, regarding allegations of improper sales related activities involving those operations, in an amount of up to €1.4 million ($1.75 million as of June 30, 2005), consisting primarily of debits to customer accounts for product usage without appropriate supporting documentation (the “Alleged Conduct”). Thereafter, on July 20, 2005, Fininfo S.A. (“Fininfo), the parent of BIL Holding, on behalf of itself, BIL Holding and its French subsidiary, submitted a written Notice of Claim under the Purchase Agreement relating to the sale transaction that, among other things, repeats the Alleged Conduct (and increased the related claims to €2.0 million ($2.5 million as of June 30, 2005)) and included a new allegation of negligent supervision of activities at D&B France prior to the sale. As a result of the foregoing Alleged Conduct, Fininfo has also requested the following based on its preliminary assessment of the matter:

•	approximately €2.5 million ($3.1 million as of June 30, 2005) in purchase price reduction due to the alleged elimination of the earn-out we recognized on the sale of our French operations in the quarter ended December 31, 2004 and a further unspecified purchase price adjustment if the equity of D&B France is ultimately determined to be below a previously agreed upon level;

•	between approximately €1.8 million and €4.4 million (between $2.3 million and $5.5 million as of June 30, 2005) in alleged lost revenues and costs associated with sales force turnover following the sale date and indemnification of alleged losses and costs resulting from future sales force turnover;

•	approximately €0.62 million ($0.78 million as of June 30, 2005) in miscellaneous expenses incurred to date as a result of this matter;

•	moral damages under French law of a minimum of approximately €3.0 million ($3.8 million as of June 30, 2005);

•	unspecified damages for lost opportunities allegedly suffered by Fininfo and its shareholders, currently estimated by Fininfo at approximately €5.0 million (currently $6.2 million as of June 30, 2005); and

•	unspecified damages for alleged lost customers, reputational harm, diminution in value of the business acquired, and other claims, including indemnification for any criminal proceedings that may be initiated against them and other direct and indirect consequential damages that might arise out of this matter.
      To date, our preliminary review of this matter, including documentation submitted and made available by BIL Holding that purports to support their allegations, is inconclusive with respect to the allegations made or claims submitted, and our review is continuing. Under the Purchase Agreement relating to the sale transaction, we have until September 3, 2005 to respond to the Notice of Claim. If we are unable to complete our review of this matter by that date, we intend to file an objection to the Notice of Claim which, under the Purchase Agreement, will trigger a period of not more than 30 days during which we are required to attempt in good faith to settle the claim. If this process is unsuccessful, the terms of the Purchase Agreement provide that the matter will be submitted to arbitration. A full and thorough investigation of the allegations made and claim submitted will require, among other things, the cooperation of Fininfo, BIL Holding, and D&B France,

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
with respect to, among other matters, our accessing documents not in our possession and people who are no longer employed by us. Accordingly, we are unable to predict the speed with which this matter will be concluded. Because our review of the matter is inconclusive with respect to the allegations made and any amounts payable in respect of these claims, no amount in respect of these claims has been accrued in our consolidated financial statements. Further, we are unable to predict at this time the final outcome of this matter or whether its resolution could materially affect our results of operations, cash flows or financial position.
      However, we have recorded a charge of $1.1 million relating to the remaining portion of the purchase price owed to us due to uncertainty regarding its collectability and $0.8 million relating to our obligation under the Purchase Agreement to indemnify BIL Holdings for accounts receivable uncollected one year after they were purchased as part of the French business.
      We also conducted, in addition to our quarterly evaluation of controls, a review of certain controls believed to be relevant to the alleged improper sales related activities in key markets and, on the basis of the Company’s review to date, believe that such controls are functioning.
Other
      In addition, in the normal course of business, D&B indemnifies other parties, including customers, lessors and parties to other transactions with D&B, with respect to certain matters. D&B has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or out of other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. D&B has also entered into indemnity obligations with its officers and directors of the Company. Additionally, in certain circumstances, D&B issues guarantee letters on behalf of our wholly owned subsidiaries for specific situations. It is not possible to determine the maximum potential amount of future payments under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by D&B under these agreements have not had a material impact on our consolidated financial statements.
Note 8 — Divestitures
      During April 2005, we sold our equity investment in a South African company. We received proceeds of $5.3 million and recognized a pre-tax gain of approximately $3.5 million in the second quarter of 2005.
Note 9 — Stock-Based Compensation
      We have stock-based compensation plans accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income for our outstanding stock options as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Also, no stock-based compensation cost is reflected in our net income for our Employee Stock Purchase Plan. The costs associated with our restricted stock grants, stock appreciation rights and restricted stock units are included in net income.
      The following table summarizes the pro forma effect of stock-based compensation on net income and net income per share as if the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” had been adopted.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Reported Net Income	$47.1	$39.5	$99.2	$89.3
Add: Stock compensation cost under the intrinsic method, included in net income, net of tax benefits	2.0	1.3	4.2	2.6
Deduct: Total stock compensation cost under fair-value method for all awards, net of tax benefits	(5.4)	(4.1)	(9.9)	(8.1)

Pro forma Net Income	$43.7	$36.7	$93.5	$83.8

Basic EPS:
As reported	$0.70	$0.56	$1.46	$1.25
Pro forma	$0.65	$0.52	$1.38	$1.17
Diluted EPS:
As reported	$0.67	$0.54	$1.40	$1.20
Pro forma	$0.62	$0.50	$1.33	$1.13
Note 10 — Pension and Post-retirement Benefits
      The following table sets forth the components of the net periodic cost associated with our pension plans and our post-retirement benefit obligations, pursuant to the revised requirements under SFAS No. 132 (revised).

	Pension Plans				Post-retirement Benefits

	For Three		For Six		For Three		For Six
	Months Ended		Months Ended		Months Ended		Months Ended
	June 30,		June 30,		June 30,		June 30,

	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$6.5	$4.0	$10.4	$7.4	$0.3	$0.4	$0.6	$0.7
Interest cost	37.3	22.2	59.5	42.2	1.2	2.7	2.4	5.4
Expected return on plan assets	(52.2)	(33.1)	(83.0)	(63.6)	—	—	—	—
Amortization of prior service cost	1.2	0.7	1.9	1.4	(2.7)	(3.7)	(5.5)	(7.4)
Recognized actuarial (gains) loss	8.3	2.7	14.2	4.5	(0.3)	1.1	(0.5)	2.3

Net periodic (income) cost	$1.1	$(3.5)	$3.0	$(8.1)	$(1.5)	$0.5	$(3.0)	$1.0

      We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 that we expected to contribute $26.4 million and $16.0 million to our pension plans and post-retirement benefit plan, respectively, in 2005. As of June 30, 2005, we have made contributions to our pension plans and post-retirement plans of $13.2 million and $6.9 million, respectively.
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
      We incurred a curtailment charge of $0.3 million for our U.K. Pension Plan related to the 2005 Financial Flexibility Program (see detail in Note 3 to the unaudited consolidated financial statements to this Form 10-Q) in the second quarter of 2005. In addition, we recognized a curtailment gain of $2.9 million and $5.7 million for our post-retirement benefit plan for the three month and six month periods ended June 30, 2005, respectively, related to the 2004 Financial Flexibility Program (see detail in Note 3 to the unaudited consolidated financial statements to this Form 10-Q).

Note 11 —	Segment Information
      The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. On January 1, 2005, we began managing our operations in Canada as part of our International segment. As part of this change, our results are reported under the following two segments: United States (U.S.) and International. We have conformed historical amounts to reflect the new segment structure. Our customer solution sets are Risk Management Solutions, Sales & Marketing Solutions, E-Business Solutions and Supply Management Solutions. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenues. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “How We Evaluate Performance” for further details). Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility Program, are not allocated to our business segments.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating Revenues:
U.S.	$253.7	$236.1	$516.9	$478.3
International	98.0	113.8	176.1	215.0

Consolidated Total	$351.7	$349.9	$693.0	$693.3

Operating Income (Loss):
U.S.	$82.3	$70.2	$180.4	$155.5
International	20.5	23.0	22.4	32.3

Total Divisions	102.8	93.2	202.8	187.8
Corporate and Other(1)	(26.6)	(28.6)	(54.6)	(57.7)

Consolidated Total	76.2	64.6	148.2	130.1
Non-Operating Income (Expense) — Net	1.1	1.4	(0.9)	11.4

Income before Provision for Income Taxes	$77.3	$66.0	$147.3	$141.5

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

(1) The following table itemizes “Corporate and Other”
Corporate Costs	$(12.0)	$(14.6)	$(23.8)	$(29.4)
Transition Costs (costs to implement our Financial Flexibility Program)	(8.1)	(6.0)	(13.9)	(10.1)
Restructuring Charge	(6.5)	(8.0)	(16.9)	(18.2)

Total “Corporate and Other”	$(26.6)	$(28.6)	$(54.6)	$(57.7)

Supplemental Geographic and Customer Solution Set Information:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30

	2005	2004	2005	2004

Customer Solution Set Revenues:
U.S.:
Risk Management Solutions	$165.3	$155.1	$330.0	$309.9
Sales & Marketing Solutions	66.8	62.7	144.2	133.5
E-Business Solutions	16.1	12.0	31.3	23.1
Supply Management Solutions	5.5	6.3	11.4	11.8

Total U.S.	253.7	236.1	516.9	478.3

International:
Risk Management Solutions	82.7	70.6	150.1	128.6
Sales & Marketing Solutions	13.6	13.2	22.9	25.1
E-Business Solutions	0.6	—	1.0	—
Supply Management Solutions	1.1	1.2	2.1	1.9

Core Revenue	98.0	85.0	176.1	155.6
Divested Businesses	—	28.8	—	59.4

Total International	98.0	113.8	176.1	215.0

Consolidated Total:
Risk Management Solutions	248.0	225.7	480.1	438.5
Sales & Marketing Solutions	80.4	75.9	167.1	158.6
E-Business Solutions	16.7	12.0	32.3	23.1
Supply Management Solutions	6.6	7.5	13.5	13.7

Consolidated Core Revenue	351.7	321.1	693.0	633.9
Divested Businesses	—	28.8	—	59.4

Consolidated Total	$351.7	$349.9	$693.0	$693.3

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	June 30,	December 31,
	2005	2004

Assets:
U.S.	$393.5	$423.3
International	465.8	499.5

Total Divisions	859.3	922.8
Corporate and Other (primarily domestic pensions and taxes)	685.3	712.7

Total Assets	$1,544.6	$1,635.5

	June 30,	December 31,
	2005	2004

Goodwill:
U.S.	$110.9	$110.9
International	101.2	106.1

Total Goodwill	$212.1	$217.0

Note 12 —	Income Taxes
      For the three months ended June 30, 2005 our effective tax rate was 39.1% as compared to 40.1% for the three months ended June 30, 2004. The effective tax rate for the three months ended June 30, 2005 was negatively impacted by the non-deductibility in some countries of certain items included within the restructuring charge (2.2 points) and positively impacted by global tax planning initiatives (4.2 points). The effective tax rate for the three months ended June 30, 2004 had been negatively impacted by a tax expense related to the sale of our Central European (Germany, Austria, Switzerland, Poland, Hungary and the Czech Republic) operations (1.1 points) and the non-deductibility of certain costs related to the sale of our Iberian (Spain and Portugal) operations (3.6 points). Such negative impact was offset by the favorable impact of a release of reserves relating to the closing of 1997 and 1998 tax years for IRS audit purposes (excluding the legacy tax matters discussed in Note 7) (2.0 points) and global tax planning initiatives (3.7 points).
      For the six months ended June 30, 2005 our effective tax rate was 32.8% as compared to 36.9% for the six months ended June 30, 2004. The effective tax rate for the six months ended June 30, 2005 was negatively impacted by the non-deductibility in some countries of certain items included within the restructuring charge (1.4 points) and positively impacted by a tax benefit related to the liquidation of dormant entities that remained after the sale of our business in the Nordic (Sweden, Denmark, Norway and Finland) region (6.2 points) and global tax planning initiatives (1.9 points). The effective tax rate for the six months ended June 30, 2004 had been negatively impacted by a tax expense related to the sale of our Central European operations (0.5 points) and the non-deductibility of certain costs related to the sale of our Iberian operations (1.9 points). The negative impact was offset by a tax benefit recorded on the sale of our Nordic operations (3.2 points) and global tax planning initiatives (1.8 points).

Note 13 —	Subsequent Events

Acquisition of LiveCapital, Inc.
      On July 22, 2005, we completed the acquisition of LiveCapital, Inc. for approximately $16 million, net of cash acquired of approximately $1 million funded with cash on hand. LiveCapital Inc. is a provider of online credit management software located in San Mateo, California.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Business Overview
      We are the leading provider of global business information, tools and insight, and have enabled customers to Decide with Confidencetm for over 160 years. Our propriety DUNSRighttm quality process provides customers with quality business information. This quality information is the foundation of our solutions that customers rely on to make critical business decisions. Customers use our Risk Management Solutionstm to mitigate credit risk, increase cash flow and drive increased profitability, our Sales & Marketing Solutionstm to increase revenue from new and existing customers, our E-Business Solutionstm to convert prospects to clients faster and our Supply Management Solutionstm to increase cash by generating ongoing savings from our customers’ suppliers and protecting our customers from serious financial, operational and regulatory risk.
      The financial statements of the subsidiaries included in our International segment, except for our Canadian region, reflect a quarter ended May 31, 2005, in order to facilitate timely reporting of our consolidated financial results and financial position.
How We Evaluate Performance
      For internal management purposes, we use total revenue excluding the revenue of divested businesses, which we refer to as “core revenue,” to manage and evaluate the performance of our business segments and to allocate resources, because this measure provides an indication of the underlying direction of changes in revenue in a single performance measure without reported revenue of international divested businesses which will not be included in future revenue. Core revenue also includes the revenue from acquired businesses from the date of acquisition. Divested business revenue for the three month and six month periods ended June 30, 2004 included in this Form 10-Q includes the revenue from our operations in:

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
      Management believes that core revenue provides valuable insight into our revenue from ongoing operations and enables investors to evaluate business performance and trends by facilitating a comparison of results of ongoing operations with prior period financial results.
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
      We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and (charges) that we believe do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and (charges)” such as restructuring charges because they are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. For the three months ended June 30, 2005, non-core gains and (charges) included restructuring charges of

$6.5 million and charges totaling $1.9 million related to a dispute on the sale of our operation in France (see Note 7 to the unaudited consolidated financial statements to this Form 10-Q for additional information related to this dispute), partially offset by a gain of $3.5 million related to the sale of a 5% investment in a South African company and $0.8 million related to the lower than expected costs related to the sale of our Iberian business during the fourth quarter of 2004. For the three months ended June 30, 2004, non-core gains and (charges) were restructuring charges of $8.0 million, an impairment charge of $1.2 million to write-down the net assets of our Iberian operations to fair market value, partially offset by a gain on the sale of our operations in Central Europe of $5.6 million. For the six months ended June 30, 2005, non-core gains and (charges) were restructuring charges of $16.9 million and charges totaling $1.9 million related to a dispute on the sale of our operation in France offset by a gain of $3.5 million related to the sale of a 5% investment in a South African company, $0.8 million related to lower than expected costs related to the sale of the Company’s Iberian business and tax benefits of $9.0 million recognized upon the liquidation of dormant international entities whose assets were divested as part of our International market leadership strategy. For the six months ended June 30, 2004, non-core gains and (charges) were restructuring charges of $18.2 million, an impairment charge of $1.2 million to write-down the net assets of our Iberian operations to fair market value, offset by gains on the sales of our operations in the Nordic region, India, and distribution channels in Pakistan and the Middle East totaling $11.7 million, and in Central Europe of $5.6 million. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “Corporate and Other” expenses and are not allocated to our business segments. Transition costs were $8.1 million and $6.0 million for the three months ended June 30, 2005 and 2004, respectively. Transition costs were $13.9 million and $10.1 million for the six months ended June 30, 2005 and 2004, respectively.
      Similarly, when we evaluate the performance of our business as a whole, we focus on results (such as operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) before non-core gains and (charges) because such non-core gains and (charges) are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. It should not be concluded from our presentation of non-core gains and (charges) that the items that result in non-core gains and (charges) will not occur in the future.
      Another component of how we manage our business is “free cash flow.” We define free cash flow as net cash provided by operating activities minus capital expenditures and minus additions to computer software and other intangibles. Free cash flow measures our available cash flow for potential debt repayment, acquisitions, stock repurchases and additions to cash, cash equivalents and short term investments. We believe free cash flow to be relevant and useful to our investors as this measure is used by our management in evaluating the funding available after supporting our ongoing business operations and our portfolio of product investments. Free cash flow should not be considered as a substitute measure of net cash flows provided by operating activities, investing activities or financing activities. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.
      We believe these measures are useful because they reflect how we manage our business. These adjustments to our generally accepted accounting principles in the United States (“GAAP”) results are made with the intent of providing both management and investors a more complete understanding of the underlying operational results, trends and our marketplace performance. The measures discussed herein are among the primary indicators that management uses as a basis for our planning and forecasting of future periods, to allocate resources, to evaluate business performance and for compensation purposes. However, these financial measures (results before non-core gains and (charges) and free cash flow) are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, operating income growth, operating margin, net income, tax rate, diluted earnings per share, or net cash provided by or used in operating activities prepared in accordance with GAAP. In addition, it should be noted that because not all companies calculate these financial measures similarly or at all, the presentation of these financial measures is not likely to be comparable to measures of other companies.
      See “Results of Operations,” below, for a discussion of our results reported on a GAAP basis.

Overview
      Our discussion and analysis of our financial condition and results of operations for the three month and six month periods ended June 30, 2005, are based upon our unaudited consolidated financial statements for those periods. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. Our unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations, which appear in D&B’s Annual Report on Form 10-K for the year ended December 31, 2004.
      On January 1, 2005, we began managing our operations in Canada as part of our International segment. As part of this change, our results are reported under the following two segments: United States (U.S.) and International (which consists of operations in Canada, Europe, Asia Pacific and Latin America). We have conformed historical amounts to reflect the new segment structure. The following table presents the contribution by segment to core revenue and total revenue for each of the three month and six month periods ended June 30, 2005 and 2004, respectively:

	Three		Six
	Months		Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Core Revenue:
U.S.	72%	74%	75%	75%
International	28%	26%	25%	25%
Total Revenue:
U.S.	72%	67%	75%	69%
International	28%	33%	25%	31%
      The following tables present contributions by customer solution sets to core revenue and total revenue for each of the three month and six month periods ended June 30, 2005 and 2004, respectively:

	Three		Six
	Months		Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Core Revenue Contributions by Customer Solution Set:
Risk Management Solutions	70%	70%	69%	69%
Sales & Marketing Solutions	23%	24%	24%	25%
E-Business Solutions	5%	4%	5%	4%
Supply Management Solutions	2%	2%	2%	2%
Total Revenue Contributions by Customer Solution Set:
Risk Management Solutions	70%	65%	69%	63%
Sales & Marketing Solutions	23%	22%	24%	23%
E-Business Solutions	5%	3%	5%	3%
Supply Management Solutions	2%	2%	2%	2%
      All of our customer solution sets are sold in each of our segments and are discussed in greater detail in “Item 1. Business” of our Form 10-K for the year ended December 31, 2004.
      Within our Risk Management Solutions and our Sales & Marketing Solutions, we monitor the performance of our “Traditional” products and our “Value-Added” products.

Risk Management Solutions
      Our Traditional Risk Management Solutions generally consist of reports derived from our database which our customers use primarily to make decisions about new credit applications. For each of the three month and six month periods ended June 30, 2005 and 2004, respectively, our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Core Revenue and Total Revenue:

	Three		Six
	Months		Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Traditional Risk Management:
Risk Management Solutions Revenue	81%	82%	82%	82%
Core Revenue	57%	57%	57%	57%
Total Revenue	57%	53%	57%	52%
      Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. For each of the three month and six month periods ended June 30, 2005 and 2004, respectively, our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Core Revenue and Total Revenue:

	Three		Six
	Months		Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Value-Added Risk Management Solutions:
Risk Management Solutions Revenue	19%	18%	18%	18%
Core Revenue	13%	13%	12%	12%
Total Revenue	13%	12%	12%	11%

Sales & Marketing Solutions
      Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities. For each of the three months and six months periods ended June 30, 2005 and 2004, respectively, our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Core Revenue and Total Revenue:

	Three		Six
	Months		Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Traditional Sales & Marketing Solutions:
Sales & Marketing Solutions Revenue	48%	51%	47%	49%
Core Revenue	11%	12%	11%	12%
Total Revenue	11%	11%	11%	11%

      Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management products. For each of the three month and six month periods ended June 30, 2005 and 2004, respectively, our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Core Revenue and Total Revenue:

	Three		Six
	Months		Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Value-Added Sales & Marketing Solutions:
Sales & Marketing Solutions Revenue	52%	49%	53%	51%
Core Revenue	12%	12%	13%	13%
Total Revenue	12%	11%	13%	12%
      By utilizing our proprietary DUNSRighttm quality process, we continue to provide customers with high quality information and business insight when they need to make confident business decisions. We believe that the DUNSRighttm quality process allows us to achieve best-in-class data quality. The process consists of quality assurance plus five quality drivers: Global Data Collection, Entity Matching, the D-U-N-S® Number, Corporate Linkage, and Predictive Indicators. The DUNSRighttm quality process has been a key enabler of progress to date and will continue to be crucial to our growth going forward. Our DUNSRighttm quality process is explained in more detail in “Item 1. Business” of our Form 10-K for the year ended December 31, 2004.
Recently Issued Accounting Standards
      See Note 2 to our unaudited consolidated financial statements included in this Form 10-Q for disclosure of the impact that recently issued accounting standards may have on our unaudited consolidated financial statements.
Results of Operations
      The following discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Form 10-Q, and should be read in conjunction with those financial statements and footnotes, which have been prepared in accordance with U.S. GAAP.

Consolidated Revenues
      On January 1, 2005, we began managing our operations in Canada as part of our International segment. As part of this change, our results are reported under the following two segments: United States (U.S.) and International.

      The following tables present our revenue by segment and our revenue by customer solution set for each of the three month and six month periods ended June 30, 2005 and 2004, respectively. Additionally, these tables reconcile the non-GAAP measure of core revenue to the GAAP measure of total revenue.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Amounts in		(Amounts in
	millions)		millions)
Revenues by Segment:
U.S.	$253.7	$236.1	$516.9	$478.3
International	98.0	85.0	176.1	155.6

Core Revenue	351.7	321.1	693.0	633.9
Divested Businesses	—	28.8	—	59.4

Total Revenue	$351.7	$349.9	$693.0	$693.3

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Amounts in		(Amounts in
	millions)		millions)
Revenues by Customer Solution Set:
Risk Management Solutions	$248.0	$225.7	$480.1	$438.5
Sales & Marketing Solutions	80.4	75.9	167.1	158.6
E-Business Solutions	16.7	12.0	32.3	23.1
Supply Management Solutions	6.6	7.5	13.5	13.7

Core Revenue	351.7	321.1	693.0	633.9
Divested Businesses	—	28.8	—	59.4

Total Revenue	$351.7	$349.9	$693.0	$693.3

Three months ended June 30, 2005 vs. three months ended June 30, 2004
      For the three months ended June 30, 2005, total revenue increased $1.8 million, or 1% (1% decrease before the effect of foreign exchange) as compared to the three months ended June 30, 2004. This reflects an increase of $30.6 million, or 10% (8% increase before the effect of foreign exchange) in core revenue and a $28.8 million decrease as a result of the loss of revenue associated with our divested businesses. The revenue increase was driven by revenue growth in the U.S. of $17.6 million, or 7%, and International of $13.0 million, or 15% (10% increase before the effect of foreign exchange). For the three months ended June 30, 2005, our Italian real estate data business contributed two percentage points of growth in core revenue with the majority of the growth due to a price increase, which is discussed further in the International segment section below, and the acquisition of a controlling interest in RIBES S.p.A in the fourth quarter of 2004.
      On a customer solution set basis, the $30.6 million increase in our core revenue for the three months ended June 30, 2005 versus the three months ended June 30, 2004 reflects:

•	a $22.3 million, or 10%, increase in Risk Management Solutions (8% increase before the effect of foreign exchange). The increase was driven by an increase in the U.S. of $10.2 million, or 7%, and an increase in International of $12.1 million, or 17% (12% increase before the effect of foreign exchange). Additionally, as noted above, our Italian real estate data business contributed five percentage points of Risk Management Solutions growth with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A. Traditional Risk Management Solutions, which accounted for 81% of total Risk Management Solutions, increased 9% (7% increase before the effect of foreign exchange). For the three months ended June 30, 2005, our Italian real estate data business contributed four percentage points of Traditional Risk Management Solutions growth with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A. Excluding the Italian real estate data business, Traditional Risk Management Solutions increased reflecting the effects of our continued growth in our Risk Management subscription plan in the United States for our customers who are willing to increase the level of business they do with us. The subscription plan provides expanded access to our Risk Management Solutions in a way that provides more certainty over related costs to our customers, which in turn generally results in customers increasing their spending on our products. The increase in Traditional Risk Management Solutions is partially offset by a decline in revenue in the United Kingdom. Our Value-Added Solutions increased by 13% (12% increase before the effect of foreign exchange) due to strength in both software sales and project activity.

•	a $4.5 million, or 6%, increase in Sales & Marketing Solutions (5% increase before the effect of foreign exchange). This improvement was driven by an increase in the U.S. of $4.1 million, or 7%, and a $0.4 million, or 3%, increase in International (1% decrease before the effect of foreign exchange). Traditional Sales & Marketing Solutions remained flat (2% decrease before the effect of foreign exchange) compared to the three months ended June 30, 2004. This reflects growth in the U.S. segment, offset by declines in growth in the United Kingdom market and our customers migrating from our traditional offerings to our Value-Added Sales & Marketing Solutions, mainly in Customer Information Management (CIM). Value-Added Sales & Marketing Solutions increased 13% (12% increase before the effect of foreign exchange) compared to the three months ended June 30, 2004.

•	a $4.7 million, or 39%, increase in E-Business Solutions, representing the results of Hoover’s, Inc. The increase was driven by an increase in U.S. revenue of $4.1 million, or 34%, and in International revenue of $0.6 million. The increase in the U.S. was primarily due to continued growth in subscription revenue and strong ad sales. Also, we first began offering our Hoover’s solution to customers in Europe in the fourth quarter of 2004.

•	a $0.9 million, or 11%, decrease in Supply Management Solutions (12% decrease before the effect of foreign exchange) due to lower customer contract renewals.

Six months ended June 30, 2005 vs. six months ended June 30, 2004
      For the six months ended June 30, 2005, total revenue decreased $0.3 million, a 2% decrease before the effect of foreign exchange, as compared to the six months ended June 30, 2004. This reflects an increase of $59.1 million, or 9% (8% increase before the effect of foreign exchange) in core revenue and a $59.4 million decrease as a result of the loss of revenue associated with our divested businesses. The revenue increase was driven by core revenue growth in the U.S. of $38.6 million, or 8%, and International of $20.5 million, or 13% (8% increase before the effect of foreign exchange). For the six months ended June 30, 2005, our Italian real estate data business contributed one percentage point of core revenue growth with the majority of the growth due to a price increase, and the acquisition of a controlling interest in RIBES S.p.A.
      On a customer solution set basis, the $59.1 million increase in our core revenue results for the six months ended June 30, 2005 versus the six months ended June 30, 2004 reflects:

•	a $41.6 million, or 10%, growth in Risk Management Solutions (8% increase before the effect of foreign exchange). The increase was driven by an increase in the U.S. of $20.1 million, or 6%, and an increase in International of $21.5 million, or 17% (11% increase before the effect of foreign exchange). Additionally, as noted above, our Italian real estate data business contributed four percentage points of Risk Management Solutions growth with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A. Traditional Risk Management Solutions, which accounted for 82% of total Risk Management Solutions, increased 9% (7% increase before the effect of foreign exchange). For the six months ended June 30, 2005, the increase in Traditional Risk Management Solutions was positively impacted by one percentage point of growth in our Italian real estate data business with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A. Excluding the Italian real estate data business, Traditional Risk

Management Solutions increased due to continued growth in our Risk Management subscription pricing plan in the United States partially offset by a decline in revenue in the United Kingdom. Our Value-Added Solutions increased by 12% (11% increase before the effect of foreign exchange) due to strength in both software sales and project activity in the U.S.

•	an $8.5 million, or 5%, increase in Sales & Marketing Solutions (5% increase before the effect of foreign exchange). Traditional Sales & Marketing Solutions increased 1% (flat before the effect of foreign exchange). The increase is due to increased growth in the U.S. primarily in our third party channels offset by a decrease in our International segment due to a highly competitive local marketplace particularly in our major market, the United Kingdom. Value-Added Sales & Marketing Solutions increased by 10% (9% increase before the effect of foreign exchange) due to the growth in CIM.

•	a $9.2 million, or 40%, increase in E-Business Solutions, representing the results of Hoover’s, Inc. The increase was driven by an increase in U.S. of $8.2 million, or 36% and in International of $1.0 million. The increase in the U.S. was primarily due to continued growth in subscription revenue and strong ad sales. Also, we first began offering our Hoover’s solution to customers in Europe in the fourth quarter of 2004.

•	a $0.2 million, or 1%, decrease in Supply Management Solutions (2% decrease before the effect of foreign exchange).

Consolidated Operating Costs
      The following table presents our consolidated operating costs and operating income for the three month and six month periods ended June 30, 2005 and 2004, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Amounts in		(Amounts in
	millions)		millions)
Operating Expenses	$107.0	$105.3	$202.1	$208.5
Selling and Administrative Expenses	153.2	160.8	308.4	313.3
Depreciation and Amortization	8.8	11.2	17.4	23.2
Restructuring Charge	6.5	8.0	16.9	18.2

Operating Costs	$275.5	$285.3	$544.8	$563.2

Operating Income	$76.2	$64.6	$148.2	$130.1

Operating Expenses
      Operating expenses increased $1.7 million, or 2%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. The increase was primarily due to recent tax legislation in Italy which has increased the operating costs of our Italian real estate data business in 2005 and the impact of foreign exchange partially offset by reduced costs associated with the sale of our divested businesses in Central Europe, Iberia and France.
      Operating expenses decreased $6.4 million or 3% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease was primarily due to (i) reduced costs associated with the sale of our divested businesses in India and Distribution Channels in Pakistan and the Middle East, Central Europe, Iberia and France; and (ii) improved efficiency and a reduction in the number of employees in our data collection and fulfillment areas as a result of our process of continuous reengineering achieved through our Financial Flexibility Program partially offset by (i) increased operating costs of our Italian real estate data business in 2005; and (ii) the impact of foreign exchange.

Selling and Administrative Expenses
      Selling and administrative expenses decreased $7.6 million, or 5%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. Selling and administrative expenses decreased $4.9 million, or 2%, for the six months ended June 30, 2005 compared with the six months ended June 30, 2004. The decrease for both the three month and six month periods ended June 30, 2005 were primarily due to the (i) reduced costs associated with the sale of our divested businesses in India and Distribution Channels in Pakistan and the Middle East, Central Europe, Iberia and France; and (ii) administrative cost savings, such as lower compensation costs achieved through our Financial Flexibility Program partially offset by (a) additional costs related to revenue generating investments as well as additional variable costs (such as commissions and bonus) incurred as a result of increased revenues; and (b) the impact of foreign exchange.
      We had net pension cost of $1.1 million and $3.0 million for the three and six month periods ended June 30, 2005, respectively, compared to net pension income of $3.5 million and $8.1 million for the three month and six month periods ended June 30, 2004, respectively. The decrease in pension income or increase in cost in 2005 was primarily due to a one-quarter-percentage-point decrease in the long-term rate of return assumption used in 2005 for our U.S. Qualified Plan and the one-quarter-percentage-point decrease in the discount rate applied to the U.S. Qualified and Non-Qualified Plans. Additionally, the increased actuarial loss included in 2005 pension cost as required by Statement of Financial Accounting Standards (“SFAS”) No. 87. Employers’ Accounting for Pension” contributed to the increase in our 2005 pension cost.
      We had post-retirement benefit income of $1.5 million and $3.0 million for the three and six month periods ended June 30, 2005, respectively, compared to post-retirement benefit cost of $0.5 million and $1.0 million for the three and six month periods ended June 30, 2004, respectively. The increase in post-retirement benefit income or decrease in cost in 2005 was primarily due to the enactment of the Medicare Reform Act in the third quarter of 2004 and the financial impact of related federal guidance concerning actuarial equivalency recognized in the first quarter of 2005. Additionally, our 2005 post-retirement benefit income reflected fewer plan participants and drug claims rebate revenue. We consider net pension income and post-retirement benefit costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization
      Depreciation and amortization decreased $2.4 million, or 21%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. Depreciation and amortization decreased $5.8 million or 25% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The decrease for both the three month and the six month periods ended June 30, 2005 is primarily driven by our business model changes which have enabled us to reduce the capital requirements of our business through continuous reengineering, leveraging partners in key markets and outsourcing capital intensive activities.

Restructuring Charge
      During the three month and six month periods ended June 30, 2005, we recognized a net restructuring charge of $6.5 million and $16.9 million, respectively, consisting of the following two Financial Flexibility Programs:

•	During the three months ended June 30, 2005, we recognized a $9.3 million restructuring charge in connection with the 2005 Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”). The charge was recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included $8.2 million for severance and termination costs related to approximately 175 employees, a $0.3 million pension plan curtailment charge and $0.8 million for other costs to consolidate or close facilities and relocate employees. During the three months ended June 30, 2005, approximately 120 employees were terminated in conjunction with our 2005 Financial Flexibility Program. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations.

During the six months ended June 30, 2005, we recognized a $17.5 million restructuring charge in connection with the 2005 Financial Flexibility program. The year-to-date charge included $16.1 million for severance and termination costs related to approximately 280 employees, a $0.3 million pension plan curtailment charge and $1.1 million for other costs to consolidate or close facilities and relocate employees. We expect to record approximately $20 million to $22 million for all restructuring charges related to the 2005 Financial Flexibility Program, including $17 million to $19 million for severance and termination costs related to approximately 400 positions and $3 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees.

•	In addition, during the three months ended June 30, 2005, we recognized a $2.8 million net restructuring gain for the International Business Machines Corporation (“IBM”) outsourcing agreement in connection with the 2004 Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The net restructuring gain included a charge of $0.1 million for severance and termination costs related to approximately 180 employees (offset by a $2.9 million post-retirement curtailment gain due to the 2004 Financial Flexibility Program employee actions discussed below). During the three months ended June 30, 2005, approximately 120 employees were terminated in conjunction with our 2004 Financial Flexibility Program. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations.

During the six months ended June 30, 2005, we recognized a $0.6 million net restructuring gain in connection with the 2004 Financial Flexibility Program. The year-to-date gain includes a $5.7 million post-retirement curtailment gain offset by $5.1 million for severance and termination costs related to approximately 580 employees. We expect to record an approximately $5 million to $6 million charge before the effects of the post-retirement curtailment gain of approximately $7 million by the end of 2005.
      In accordance with SFAS No. 106, “Employers’ Accounting For Post-Retirement Benefits Other Than Pensions,” we were required to recognize a curtailment gain for the post-retirement plans related to the employee actions of the 2004 Financial Flexibility Program. The curtailment accounting required us to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the layoffs. During the three month and six month periods ended June 30, 2005, we recognized a $2.9 million and $5.7 curtailment gain, respectively, related to our post-retirement benefit plan which was recorded as an increase to earnings. For the three month and six month periods ended June 30, 2005, this curtailment gain is included in the $6.5 million and $16.9 million net restructuring charge discussed above.
      In accordance with SFAS No. 87, “Employers’ Accounting for Pension,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we are required to recognize a one-time curtailment charge to the U.K. Pension Plan related to the headcount actions of the 2005 Financial Flexibility Program. The curtailment accounting requirement of SFAS No. 88 required us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of the layoffs (e.g. full vesting). For the U.K. Pension Plan, we recognized a curtailment charge to earnings of $0.3 million in the three month and six month periods ended June 30, 2005, and is included in the $6.5 million and $16.9 million net restructuring charge above.
      During the three months ended June 30, 2004, we recognized a $8.0 million restructuring charge in connection with our 2004 Financial Flexibility Program in accordance with SFAS No. 146. The charge of $7.5 million was for severance and termination costs related to approximately 125 employees who were terminated in conjunction with the 2004 Financial Flexibility Program and $0.5 million for lease termination obligations. During of the six months ended June 30, 2004, we recorded $18.2 million of restructuring charges in connection with the 2004 Financial Flexibility program. The year-to-date charge includes $16.8 million for severance and termination costs related to approximately 325 employees and $1.4 million for lease termination obligations.

Interest Income (Expense) — Net
      The following table presents our net interest income and expense for each of the three month and six month periods ended June 30, 2005 and 2004, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Amounts in		(Amounts in
	millions)		millions)
Interest Income	$3.1	$1.8	$5.9	$3.9
Interest Expense	(5.0)	(5.0)	(10.3)	(9.6)

Interest Expense — Net	$(1.9)	$(3.2)	$(4.4)	$(5.7)

      For the three months ended June 30, 2005, interest income increased $1.3 million and interest expense remained consistent compared with the same period in 2004. The increase in interest income is due to higher interest rates.
      For the six months ended June 30, 2005, interest income increased $2.0 million and interest expense increased $0.7 million compared with the same period in 2004. The increase in both interest income and interest expense was primarily due to higher interest rates.
Minority Interest
      For the three months ended June 30, 2005, we recorded minority interest expense of $0.4 million and for the six months ended June 30, 2005, we recorded minority interest income of $0.3 million. Minority interest represents the minority owner’s share of our net income or loss of our majority-owned Italian real estate data company, RIBES, S.p.A. We began consolidating this business after we acquired majority control late in the fourth quarter of 2004.
Other Income (Expense) — Net
      The following table presents our “Other Income (Expense) — Net” for the three month and six month periods ended June 30, 2005 and 2004, respectively:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Amounts in		(Amounts in
	millions)		millions)
Miscellaneous Other Income (Expense) — Net(a)	$0.2	$0.2	$—	1.0
Gain on the Sale of Investment in a South African Company(b)	3.5	—	3.5	—
Charge related to a dispute on the sale of our operation in France(c)	(1.1)	—	(1.1)	—
Gain on Sale of Businesses(d)	—	5.6	—	17.3
Lower costs related to the sale of the Iberian business(e)	0.8	—	0.8	—
Impairment Charge on the Net Assets of our Iberian Operations(f)	—	(1.2)	—	(1.2)

Total Other Income (Expense)—Net	$3.4	$4.6	$3.2	$17.1

(a)	“Miscellaneous Other Income — Net” decreased $1.0 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily due to lower foreign currency transaction gains.

(b)	During the three months and six month periods ended June 30, 2005, we sold a 5% investment in a South African company for a pre-tax gain of $3.5 million.

(c)	During the three month and six month periods ended June 30, 2005, we recognized a $1.1 million charge related to a dispute on the sale of our operation in France (see Note 7 to the unaudited consolidated financial statements to this Form 10-Q for additional information related to this dispute).

(d)	During the three months ended June 30, 2004, we sold our operations in Central Europe for a pre-tax gain of $5.6 million. During the six months ended June 30, 2004, we sold our operations in the (i) Nordic region for a pre-tax gain of $7.9 million, (ii) India and Distribution Channels in Pakistan and the Middle East for a pre-tax gain of $3.8 million; and (iii) Central Europe for a pre-tax gain of $5.6 million.

(e)	During the three month and six month periods ended June 30, 2005, we recorded a reversal of $0.8 million of costs as a result of lower than expected costs related to the sale of our Iberian business during the fourth quarter of 2004.

(f)	During the three months and six months ended June 30, 2004, we recorded an impairment charge of $1.2 million related to the write-down of net assets of our Iberian operations to fair market value.
Provision for Income Taxes
      For the three months ended June 30, 2005 our effective tax rate was 39.1% as compared to 40.1% for the three months ended June 30, 2004. The effective tax rate for the three months ended June 30, 2005 was negatively impacted by the non-deductibility in some countries of certain items included within the restructuring charge (2.2 points) and positively impacted by global tax planning initiatives (4.2 points). The effective tax rate for the three months ended June 30, 2004 had been negatively impacted by a tax expense related to the sale of our Central European operations (1.1 points) and the non-deductibility of certain costs related to the sale of our Iberian operations (3.6 points). Such negative impact was offset by the favorable impact of a release of reserves relating to the closing of 1997 and 1998 tax years for IRS audit purposes (excluding the legacy tax matters discussed in Note 7 to the unaudited consolidated financial statements to this Form 10-Q) (2.0 points) and global tax planning initiatives (3.7 points).
      For the six months ended June 30, 2005 our effective tax rate was 32.8% as compared to 36.9% for the six months ended June 30, 2004. The effective tax rate for the six months ended June 30, 2005 was negatively impacted by the non-deductibility in some countries of certain items included within the restructuring charge (1.4 points) and positively impacted by a tax benefit related to the liquidation of dormant entities that remained after the sale of our business in the Nordic region (6.2 points) and global tax planning initiatives (1.9 points). The effective tax rate for the six months ended June 30, 2004 had been negatively impacted by a tax expense related to the sale of our Central European operations (0.5 points) and the non-deductibility of certain costs related to the sale of our Iberian operations (1.9 points). The negative impact was offset by a tax benefit recorded on the sale of our Nordic operations (3.2 points) and global tax planning initiatives (1.8 points).
Equity in Net Income of Affiliates
      We recorded $0.2 million as Equity in Net Income of Affiliates for the six months ended June 30, 2005.
Earnings per Share
      We reported earnings per share, or EPS, for the three month and six month periods ended June 30, 2005 and 2004, respectively, as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Basic Earnings Per Share	$0.70	$0.56	$1.46	$1.25
Diluted Earnings Per Share	$0.67	$0.54	$1.40	$1.20

      For the three months ended June 30, 2005, basic EPS increased 25%, compared with the three months ended June 30, 2004, reflecting a 19% increase in net income and a 4% reduction in the weighted average number of basic shares outstanding. Diluted EPS increased 24%, compared with the three months ended June 30, 2004, reflecting a 19% increase in net income and a 4% reduction in the weighted average number of diluted shares outstanding. Shares outstanding for the three months ended June 30, 2005, were reduced as a result of our repurchase of 151,263 of common stock to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan and our repurchase of 981,737 shares in connection with our $400 million, two-year share repurchase program approved by the board of directors in February 2005.
      For the six months ended June 30, 2005, basic EPS increased 17%, compared with the six months ended June 30, 2004, reflecting a 11% increase in net income and a 5% reduction in the weighted average number of basic shares outstanding. Diluted EPS increased 17%, compared with the six months ended June 30, 2004, reflecting a 11% increase in net income and a 5% reduction in the weighted average number of diluted shares outstanding. Shares outstanding were reduced for the six months ended June 30, 2005 as a result of our repurchase of 722,413 shares of common stock to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan and our repurchase of 1,621,887 shares in connection with our $400 million, two-year share repurchase program approved by the board of directors in February 2005.

Non-Core Gains and (Charges)
      For internal management and reporting purposes, we treat certain gains and (charges) that are included in “Consolidated Operating Costs,” “Other Income (Expense) — Net” and “Provision for Income Taxes” as non-core gains and (charges). These non-core gains and (charges) are summarized in the table below. We exclude non-core gains and (charges) when evaluating our financial performance because we do not consider these items to reflect our underlying business performance.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Non-core gains and (charges) included in Consolidated Operating Costs:
Restructuring costs related to our Financial Flexibility Programs	$(6.5)	$(8.0)	$(16.9)	$(18.2)
Charge related to a dispute on the sale of our operation in France	$(0.8)	$—	$(0.8)	$—
Non-core gains and (charges) included in Other Income (Expense) — Net:
Gain on sale of an investment in a South African Company	$3.5	$—	$3.5	$—
Charge related to a dispute on the sale of our operation in France	$(1.1)	$—	$(1.1)	$—
Lower costs related to the sale of Iberia	$0.8	$—	$0.8	$—
Gains on sales of operations in the Nordic region	$—	$—	$—	$7.9
Gains on sales of operations in India and Distribution Channels in Pakistan and the Middle East	$—	$—	$—	$3.8
Gains on sales of operations in Central Europe	$—	$5.6	$—	$5.6
Impairment charge on the net assets of our Iberian Operations	$—	$(1.2)	$—	$(1.2)
Non-core gains and (charges) included in Provision for Income Taxes:
Tax benefits recognized upon the liquidation of dormant international entities	$—	$—	$9.0	$—
Restructuring costs related to our Financial Flexibility Programs	$0.6	$2.8	$3.9	$6.2
Gain on sale of an investment in a South African Company	$(1.5)	$—	$(1.5)	$—
Charge related to a dispute on the sale of our operation in France	$0.7	$—	$0.7	$—
Gains on sale of operations in the Nordic region	$—	$—	$—	$1.7
Gains on sale of operations in India and Distribution Channels in Pakistan and the Middle East	$—	$—	$—	$(1.9)
Gains on sales of operations in Central Europe	$—	$(2.7)	$—	$(2.7)
Impairment charge on the net assets of our Iberian operations	$—	$(2.0)	$—	$(2.0)
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
United States
      U.S. is our largest segment, represented 72% and 75% of our core revenue and our total revenue for the three month and six month periods ended June 30, 2005, respectively. Total revenue and core revenue for this segment were the same for both the three month and six month periods ended June 30, 2005, respectively, as there were no divestitures within this segment during these periods.
      The following table presents our U.S. revenue by customer solution set and U.S. operating income for each of the three month and six month periods ended June 30, 2005 and 2004.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Amounts in millions)
Revenues
Risk Management Solutions	$165.3	$155.1	$330.0	$309.9
Sales & Marketing Solutions	66.8	62.7	144.2	133.5
E-Business Solutions	16.1	12.0	31.3	23.1
Supply Management Solutions	5.5	6.3	11.4	11.8

U.S. Core and Total Revenue	$253.7	$236.1	$516.9	$478.3

Operating Income	$82.3	$70.2	$180.4	$155.5

Three months ended June 30, 2005 vs. three months ended June 30, 2004
      U.S. total and core revenue increased $17.6 million, or 7%, for the three months ended June 30, 2005 compared with the three months ended June 30, 2004. The increase is due to increased revenue in all of our product lines except for Supply Management Solutions.
      On a customer solutions set basis, the $17.6 million increase in total and core revenue for the three months ended June 30, 2005 versus the three months ended June 30, 2004 reflects:

•	a $10.2 million, or 7%, increase in Risk Management Solutions. Traditional Risk Management Solutions, which accounted for 77% of total U.S. Risk Management Solutions, increased 5%. The increase is primarily driven by the effects of our continued growth in our subscription plan for customers that increase the level of business they do with us. The subscription plan provides expanded access to our Risk Management Solutions in a way that provides more certainty over related costs to the customers, which in turn generally results in customers increasing their spending on our products. Value-Added Risk Management Solutions, which accounted for 23% of total U.S. Risk Management Solutions, increased 12%. The increase was primarily attributable to growth in our software sales and our project activity, specifically in the area of file enhancements and data appends for our standard and custom data packets.

•	a $4.1 million, or 7%, increase in Sales & Marketing Solutions. Traditional Sales & Marketing Solutions, which accounted for 47% of total U.S. Sales & Marketing Solutions, increased 6%. The increase in the Traditional Sales & Marketing Solutions is driven by our investments in our DUNSRighttm quality process which has increased growth in our third party channel sales. Our Value-Added Sales & Marketing Solutions, which accounted for 53% of total U.S. Sales & Marketing Solutions increased by 7%. The increase was primarily driven by our Customer Information Management (“CIM”) products.

•	a $4.1 million, or 34%, increase in E-Business Solutions representing the results of Hoover’s Inc. The increase is attributed to the continued growth in subscription revenue and strong ad sales.

•	a $0.8 million, or 12%, decrease in Supply Management Solutions, our smallest solution set due to lower customer contract renewals.
      Revenue growth also benefited from our DUNSRighttm quality process, resulting in an improved value proposition for our customers.
      U.S. operating income for the three months ended June 30, 2005 was $82.3 million, compared to $70.2 million for the three months ended June 30, 2004, an increase of $12.1 million, or 17%. The increase in operating income was due to a 7% increase in U.S. revenue for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, benefits of our Financial Flexibility Program and related investments made to drive revenue growth.

Six months ended June 30, 2005 vs. six months ended June 30, 2004
      U.S. total and core revenue increased $38.6 million, or 8%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase is due to increased revenue in all of our product lines except for Supply Management Solutions.
      On a customer solutions set basis, the $38.6 million increase in total and core revenue for the six months ended June 30, 2005 versus the six months ended June 30, 2004 reflects:

•	a $20.1 million, or 6%, increase in Risk Management Solutions. Traditional Risk Management Solutions, which accounted for 78% of total U.S. Risk Management Solutions, increased 5%. The increase is primarily driven by the effects of our continued growth in our subscription pricing plan, as discussed above. Value-Added Risk Management Solutions, which accounted for 22% of total U.S. Risk Management Solutions, increased 12%. The increase was primarily attributable to growth in our software sales and our project activity, specifically in the area of our file enhancements and data appends for our standard and custom data packets.

•	a $10.7 million, or 8%, increase in Sales & Marketing Solutions. Traditional Sales & Marketing Solutions, which accounted for 47% of total U.S. Sales & Marketing Solutions, increased 10%. The increase in Traditional Sales & Marketing Solutions is driven by our investments in our DUNSRighttm quality process which has increased growth in our third party channels. Our Value-Added Sales & Marketing Solutions, which accounted for 53% of total U.S. Sales & Marketing Solutions increased by 6%. The increase was primarily driven by our Customer Information Management (“CIM”) products.

•	an $8.2 million, or 36%, increase in E-Business Solutions representing the results of Hoover’s Inc. The increase is attributable to the continued growth in subscription revenue and strong ad sales.

•	$0.4 million, or 3%, decrease in Supply Management Solutions, our smallest solution set.
      Revenue growth also benefited from our DUNSRighttm quality process, resulting in an improved value proposition for our customers.
      U.S. operating income for the six months ended June 30, 2005 was $180.4 million, compared to $155.5 million for the six months ended June 30, 2004, an increase of $24.9 million, or 16%. The increase in operating income was due to an 8% increase in U.S. revenue for the six months ended June 30, 2005, benefits of our Financial Flexibility Program and related investments made to drive revenue growth.

International
      International represented 28% and 25% of our core revenue and 28% and 25% of our total revenue for the three month and six month periods ended June 30, 2005, respectively. The following table presents our International revenue by customer solution set and international operating income for each of the three month and six month periods ended June 30, 2005 and 2004. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Amounts in millions)
Revenues
Risk Management Solutions	$82.7	$70.6	$150.1	$128.6
Sales & Marketing Solutions	13.6	13.2	22.9	25.1
E-Business Solutions	0.6	—	1.0	—
Supply Management Solutions	1.1	1.2	2.1	1.9

International Core Revenue	98.0	85.0	176.1	155.6
Divested Businesses	—	28.8	—	59.4

Total International Revenue	$98.0	$113.8	$176.1	$215.0

Operating Income	$20.5	$23.0	$22.4	$32.3

Three months ended June 30, 2005 vs. three months ended June 30, 2004
      International total revenue decreased $15.8 million, or 14% (18% decrease before the effect of foreign exchange), for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily as a result of the divesture of businesses accounting for $28.8 million of revenue for the three months ended June 30, 2004. International core revenue increased $13.0 million or 15% (10% increase before the effect of foreign exchange), for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. For the three months ended June 30, 2005, our Italian real estate data business contributed nine percentage points of core revenue growth with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A.
      On a customer solution set basis, the $13.0 million increase in International core revenue for the three months ended June 30, 2005 versus the three months ended June 30, 2004 reflects:

•	a $12.1 million, or 17%, increase in Risk Management Solutions (12% increase before the effect of foreign exchange). Our Italian real estate data business contributed eleven percentage points of Risk Management Solutions growth with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A. Traditional Risk Management Solutions, which accounted for 90% of total International Risk Management Solutions, increased 17% (12% increase before the effect of foreign exchange). For the three months ended June 30, 2005, our Italian real estate data business contributed eleven percentage points of Traditional Risk Management Solutions growth with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A. Excluding the Italian real estate data business, Traditional Risk Management Solutions increased due to growth in most of our other International markets partially offset by a decline in revenue in the United Kingdom.

Value-Added Risk Management Solutions which accounted for 10% of total International Risk Management Solutions increased 15% (9% increase before the effect of foreign exchange). The increase was driven by our customers’ preference to automate their decision making process through solutions such as Global Decision Maker (GDM) and Data Integration Toolkit (DIT).

•	a $0.4 million, or 3%, increase in Sales & Marketing Solutions (1% decrease before the effect of foreign exchange). Traditional Sales & Marketing Solutions, which accounted for 52% of our total Interna-

tional Sales & Marketing Solutions, decreased 22% (25% decrease before the effect of foreign exchange), due to a highly competitive local marketplace particularly in the United Kingdom partially offset by an improvement in Value-Added Sales & Marketing Solutions. Our Value-Added Sales & Marketing Solutions increased 60% (54% increase before the effect of foreign exchange), due to our customers migrating from our traditional offerings to our Value-Added Sales & Marketing Solutions.

•	$0.6 million of revenue from E-Business Solutions. We first began offering our Hoover’s solution to customers in Europe in the fourth quarter of 2004.

•	a $0.1 million, or 8%, decrease in Supply Management Solutions (13% decrease before the effect of foreign exchange).

      International core revenue growth also benefited from revenue related to our international market leadership strategy. Through this strategy, we have developed partnerships with strong local partners who have enhanced our DUNSRighttm quality process, resulting in an improved value proposition for our customers.
      International operating income decreased $2.5 million, or 11%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease is primarily due to the declines in revenue in the United Kingdom and loss of income from our divested businesses partially offset by savings obtained as a result of our Financial Flexibility Program.

Six months ended June 30, 2005 vs. six months ended June 30, 2004
      International total revenue decreased $38.9 million, or 18% (23% decrease before the effect of foreign exchange), for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily as a result of our having divested certain businesses. These divested businesses accounted for $59.4 million of revenue for the six months ended June 30, 2004. International core revenue increased $20.5 million, or 13% (8% increase before the effect of foreign exchange), for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. For the six months ended June 30, 2005, our Italian real estate data business contributed six percentage points of core revenue growth with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A.
      On a customer solution set basis, the $20.5 million increase in International core revenue for the six months ended June 30, 2005 versus the six months ended June 30, 2004 reflects:

•	a $21.5 million, or 17%, increase in Risk Management Solutions (11% increase before the effect of foreign exchange). Our Italian real estate data business contributed eight percentage points of Risk Management Solutions growth with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A. Traditional Risk Management Solutions, which accounted for 91% of total International Risk Management Solutions, increased 17% (11% increase before the effect of foreign exchange). For the six months ended June 30, 2005, the increase in Traditional Risk Management Solutions was positively impacted by seven percentage points of growth in our Italian real estate data business with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A. Excluding the Italian real estate data business, the increase was further driven by growth in most of our other International markets. The increase in Traditional Risk Management Solutions was partially offset by a decline of revenue in the United Kingdom as discussed above in the three months ended June 30, 2005 versus the three months ended June 30, 2004 comparison discussion.

Value-Added Risk Management Solutions which accounted for 9% of total International Risk Management Solutions increased 13% (7% increase before the effect of foreign exchange). The increase was driven by our customers’ preference to automate their decision making process through solutions such as GDM and DIT.

•	a $2.2 million, or 9%, decrease in Sales & Marketing Solutions (12% decrease before the effect of foreign exchange). Traditional Sales & Marketing Solutions, which accounted for 52% of our total International Sales & Marketing Solutions, decreased 30% (33% decrease before the effect of foreign exchange), due to a highly competitive local marketplace particularly in the United Kingdom. This decline in our Traditional Sales and Marketing Solutions was partially offset by growth in our Value-Added Sales & Marketing Solutions, which accounted for 48% of our total International Sales & Marketing Solutions. Our Value-Added Sales & Marketing Solutions increased 39% (34% increase before the effect of foreign exchange). This is reflective of our customers migrating from our traditional offerings to our Value-Added Sales & Marketing Solutions, mainly in CIM.

•	$1.0 million of revenue from E-Business Solutions. We first began offering our Hoover’s solution to customers in Europe in the fourth quarter of 2004.

•	a $0.2 million, or 12%, increase in Supply Management Solutions (6% increase before the effect of foreign exchange).

      International operating income decreased $9.9 million, or 31%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to declines in revenue in the United Kingdom, the loss of income from our divested businesses, and the effect of the recent Italian tax legislation on the cost base for our Italian real estate data business. These factors are offset by savings obtained as a result of our Financial Flexibility Program.
      The following factors affecting International create particular challenges to our business:

•	Our competition is primarily local, and our customers may have greater loyalty to our local competitors.

•	Credit insurance is a significant credit risk mitigation tool in certain markets. This reduces the demand for information-based credit risk mitigation tools, such as those offered by us.

•	In some local markets, key data elements are generally available from public-sector sources, thus reducing our data collection advantage.

•	Our revenue from our real estate data business in Italy continues to be subject to a number of risks and uncertainties due to (i) recent tax legislation which could result in additional declines in customer usage, as customers evaluate the related price increases; (ii) competitive pressures; and (iii) future legislative actions that might further impact the economics of our operations.

The recent tax legislation in Italy has increased the operating costs of our Italian real estate data business in 2005. Specifically, the law increases data acquisition costs for Italian real estate data that we acquire to support our business.
      Our action plan to address these incremental costs and mitigate the impact to our operating income in Italy is a combination of price increases to our customers and reengineering efforts. Accordingly, we began implementing these price increases in February 2005. As of the date of this Form 10-Q, the price increases were accepted by our customers for varying periods of time and represented approximately 95% of the revenue of our Italian real estate data business. Through June 30, 2005, we have, however, observed an approximate utilization decline of approximately 20% from year-end 2004 levels. We continue to monitor our Italian operations and are continuing to consider our strategic alternatives with respect to this business.
Liquidity and Financial Position
      In accordance with our Blueprint for Growth strategy, we have used our cash for three primary purposes: investments in the current business, acquisitions as appropriate, and our share repurchase programs.
      We believe that cash provided by operating activities, supplemented as needed with readily available financing in the commercial paper markets are sufficient to meet our short-term and long-term needs, including the cash cost of our restructuring charges, transition costs, contractual obligations and contingencies (see Note 7 to the unaudited consolidated financial statements to this Form 10-Q), excluding the legal matters identified therein for which the exposures are not estimable. We access the commercial paper market from time to time to fund working capital needs and share repurchases. Such borrowings have been supported by our bank credit facilities. In addition, our $300 million debt obligation under our fixed-rate notes is repayable in March 2006. We are currently reviewing all available alternatives with respect thereto, including, the possibility of refinancing of such debt.

Cash Provided by Operating Activities
      Net cash provided by operating activities decreased by $6.3 million for the six months ended June 30, 2005 compared to the same period in 2004. This decline was driven by reductions in cash flows from accounts receivable resulting from our actions in connection with the transition to outsourcing of cash collections and increased tax payments due to the settlement of one of our legacy tax matters for $15.8 million, as previously reported in our Form 10-Q for the quarter ended March 31, 2005. These increased uses of cash were partially offset by higher sales, which increased our deferred revenue balance and led to increased profitability in our underlying business, higher tax refunds and a decline in outflows relating to accounts payable due to timing of payments.

Cash Used in Investing Activities
      Our business is not capital-intensive, and most of our spending to grow the business is funded by operating cash flow. As a result of our Financial Flexibility Program, we have sold non-core businesses and real estate assets. Proceeds from these sales have partially (or in some cases, fully) offset our capital expenditures and additions to computer software and other intangibles, as described below.
      Net cash provided by investing activities totaled $22.7 million in the six months ended June 30, 2005, compared with net cash used in investing activities of $39.9 million in six months ended June 30, 2004. This change primarily relates to the following activities in both years.
      During six months ended June 30, 2005, we received $13.4 million from the sale of net investments in short-term marketable securities. During six months ended June 30, 2004, we incurred $84.7 million of net investments in short-term marketable securities, to take advantage of tax free markets.
      During the six months ended June 30, 2005, we received net proceeds of $20.3 million related to the sale of the following:

•	In April 2005, we sold our equity investment in South Africa to Trans Union International for proceeds of $5.3 million.

•	In October 2004, we sold our operations in France to BASE D’Informations Legales Holding S.A.S. (“Bil Holding”) for $30.1 million, consisting of $15.0 million in cash, $14.0 million in other receivables, of which $12.8 million. During the six months ended June 30, 2005, we collected a majority of the receivables outstanding.

•	In May of 2004, we completed the sale of our Central European operations to Bonnier. Proceeds were $25.7 million, consisting of $18.1 million in cash and $7.6 million in other receivables, of which $5.6 million was collected in June 2004 and the remaining was collected in 2005.
      During the six months ended June 30, 2004, we received net proceeds of $60.8 million related to the sale of the following:

•	In May of 2004, we completed the sale of our Central European operations to Bonnier. Proceeds were $25.7 million, consisting of $18.1 million in cash and $7.6 million in other receivables, of which $5.6 million was collected in June 2004.

•	In February of 2004, we sold our operations in India and our Distribution Channels in Pakistan and the Middle East for $7.7 million. We received proceeds of $7.3 million (net of withholding tax), consisting of cash of $6.5 million and an investment in the amount of $0.8 million representing a 10% remaining interest in the divested entity.

•	In December of 2003, we sold our Nordic operations to Bonnier Affarsinformation AB. We received proceeds from the sale of $42.7 million, consisting of cash of $35.9 million, notes receivable of $5.9 million and another receivable of $0.9 million.

      Investments in total capital expenditures, including computer software and other intangibles were $9.6 million in the six months ended June 30, 2005 and $9.9 million in the six months ended June 30, 2004, primarily in the U.S. segment for both periods.

Cash Used in Financing Activities
      Net cash used in financing activities was $138.4 million for the six months ended June 30, 2005 and $122.1 million for the six months ended June 30, 2004.
      During the six months ended June 30, 2005 and 2004, cash used in financing activities was largely attributable to the purchase of treasury shares. In the six months ended June 30, 2005, we repurchased 722,413 shares of stock for $44.5 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the six months ended June 30, 2005, we repurchased 1,621,887 shares for $99.9 million related to a previously announced $400 million two-year share repurchase program approved by our board of directors in February, 2005. In the six months ended June 30, 2004, we repurchased 862,261 shares of stock for $45.6 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the six months ended June 30, 2004, we repurchased 1,627,379 shares for $87.6 million related to a previously announced $200 million one-year share repurchase program approved by our board of directors in February, 2004. This program was completed by December 31, 2004.
      For the six months ended June 30, 2005, net proceeds from our stock plans were $13.9 million, compared with $11.1 million for the six months ended June 30, 2004.
      As part of our spin-off from Moody’s/ D&B2 in 2000, Moody’s and D&B entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). Based on the TAA, we made a payment of $9.2 million to Moody’s/ D&B2 during the second quarter of 2005. See Future Liquidity — Sources and Uses of Funds — Spin-off Obligation for further detail.
      During the third quarter of 2004, we entered into a new multi-year credit agreement and terminated our previous multi-year and 364-day credit agreement. Our aggregate availability under the new facility is $300 million, while our aggregate availability under the terminated facilities was $275 million ($175 million under the multi-year facility and $100 million under the 364-day facility). At June 30, 2005, we had a total of $300 million of bank credit facilities available at prevailing short-term interest rates, which will expire in September 2009. These facilities also support our commercial paper borrowings up to $300 million. We have not drawn on the facilities and we did not have any borrowings outstanding under these facilities at June 30, 2005 or 2004. We also have not borrowed under our commercial paper program in 2005. We believe that cash flows generated from operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs, including any payments that may be required in connection with our Financial Flexibility Program restructuring charges discussed in Note 3 to our unaudited consolidated financial statements, to meet commitments and contractual obligations as explained in more detail in Note 12 of our Form 10-K for the year ended December 31, 2004, and to settle the contingencies discussed in Note 7 to our unaudited consolidated financial statements included in this Form 10-Q, excluding the matters identified therein for which the exposures are not estimable. The facilities require the maintenance of interest coverage and total debt to EBITDA ratios (each as defined in the agreement). We were in compliance with these requirements at June 30, 2005 and 2004.
      At June 30, 2005, certain of our international operations had non-committed lines of credit of $11.9 million and had $2.2 million of borrowings outstanding under these lines of credit. These arrangements have no material commitment fees or compensating balance requirements.

Free Cash Flow
      We define free cash flow as net cash provided by operating activities less capital expenditures and additions to computer software and other intangibles. The following table provides reconciliation from our net cash provided by operating activities to free cash flow:

	Six Months
	Ended June 30,

	2005	2004

Net Cash provided by Operating Activities	$121.4	$127.7
Capital Expenditures	(4.5)	(5.9)
Additions to Computer Software and Other Intangibles	(5.1)	(4.0)

Free Cash Flow	$111.8	$117.8

      The decrease in free cash flow is primarily attributed to the decrease in net cash provided by operating activities as described above.
Future Liquidity — Sources and Uses of Funds

Contractual Obligations
      Our $300 million debt obligation under our fixed-rate notes is repayable in March 2006. We are currently reviewing all available alternatives with respect thereto, including, the possibility of refinancing of such debt.

Acquisition of LiveCapital, Inc.
      On July 22, 2005, we completed the acquisition of LiveCapital, Inc. for approximately $16 million, net of cash acquired for approximately $1.0 million funded with cash on hand. LiveCapital is a provider of online credit management software located in San Mateo, California.

Share Repurchases
      During the six months ended June 30, 2005, we repurchased 1,621,887 shares for $99.9 million related to a previously announced $400 million, two-year share repurchase program, approved by our Board in February, 2005. It is our intention to repurchase the remaining $300.1 million by December 2006, subject to market and other conditions beyond our control.
      We also intend to continue to repurchase shares, subject to market conditions, to offset the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. During the first half of 2005, we repurchased 722,413 shares of stock for $44.5 million. Partially offsetting the cash used for repurchase is $13.9 million of proceeds from employees related to the stock incentive plans and Employee Stock Purchase Plan.

Dividends
      We have not paid cash dividends since we separated from Moody’s in 2000 and we currently have no plans to do so.

Spin-off Obligation
      As part of our spin-off from Moody’s/ D&B2 in 2000, we entered into the TAA. Under the TAA, Moody’s/ D&B2 and D&B agreed that Moody’s/ D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/ D&B2 stock options (including Moody’s/ D&B2 options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/ D&B2). Put simply, the tax deduction goes to the company that issued the stock option. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed upon treatment of the tax deductions under the TAA, then the party that becomes then entitled to take the deduction may be required to indemnify the other party for the loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that appears to require that the tax deduction belongs to the employer of the optionee and not the issuer of the option. (i.e. D&B would be entitled to deduct compensation expense associated with a D&B employee excising a Moody’s/ D&B2 option). We made a payment of $9.2 million to Moody’s/ D&B2 in the second quarter of 2005 with regard to the foregoing, we may be required to pay additional amounts in the future which we can not currently estimate.

Potential Payments in Settlement of Tax and Legal Matters
      We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business as well as claims relating to our prior operations in France. These matters are at various stages of resolution, but could ultimately result in cash payments in the amounts described in “Note 7 — Contingencies (Legal Proceedings)” in “Notes to Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q as well as payments the amount of which cannot be determined at the present time. We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in the matters described in “Note 7 — Contingencies (Legal Proceedings)” in “Notes to Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q but have not recorded any reserve for possible payments relating to claims involving our prior operations in France.
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
      Demand for our products is subject to intense competition, changes in customer preferences and, to a lesser extent, economic conditions. Our results are dependent upon our continued ability to:

•	successfully manage our strategic partners in our International segment and our outsource vendors and fully realize expected DUNSRighttm quality process improvements;

•	effectively communicate and sell the value of our DUNSRighttm quality process to our customers, improve customer satisfaction and increase penetration into existing customer accounts;

•	reallocate expenses to invest for growth through our Financial Flexibility Program;

•	accurately forecast cost increases associated with increasing revenue growth;

•	accurately forecast the cost of complying with increasing regulatory requirements, such as Sarbanes-Oxley requirements;

•	invest in our database and maintain our reputation for providing reliable data;

•	manage employee satisfaction and maintain our global expertise as we implement our Financial Flexibility Program;

•	protect against damage or interruptions affecting our database or our data centers or any unauthorized access to or use of our data by third parties or of the data that we provide to third parties;

•	develop new products or enhance existing ones to meet customer needs;

•	sustain growth in the context of our competition, including challenges to our E-Business in light of the acquisition of OneSource by I-USA, the launch of competitive products, the potential improvement of other pan-European networks in Europe, and the efforts by Equifax to grow their position in the small business decision-making market; and

•	implement pricing programs and policies that enable us to capture the additional value we provide through enhanced data and services.
      We are also subject to the effects of foreign economies, exchange rate fluctuations, U.S. and foreign legislative or regulatory requirements, and the adoption of new, or changes in, accounting policies and practices, including pronouncements promulgated by the Securities and Exchange Commission and the Financial Accounting Standards Board or other standard-setting bodies. Our results are also dependent upon the availability of data for our database, our continued use of such data at existing cost structures and unfettered by new U.S. or foreign laws or regulations regarding the use, collection or aggregation of such data by us or by third parties on whom we rely, and the ability of our strategic partners to fulfill their contractual obligations to satisfy our customers and promote and protect the D&B brand. In addition, our ability to repurchase shares is subject to market conditions, including trading volume in our stock, and our ability to repurchase securities in accordance with all applicable securities law. Developments in any of these areas could cause our results to differ materially from results that have been or may be projected. With respect to the ultimate resolution or settlement of our Tax Legacy Matters, the final amounts payable by us may differ from the estimates reflected in our current reserves due to a number of factors, including judicial, legislative and/or regulatory developments, the terms of any final settlement agreements, final interest computations, the terms of the Tax Sharing Agreements, and whether the other parties having a contractual obligation to pay a portion of this liability pay their allocable share on a timely basis.
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
      We have established revenue and earnings per share growth targets for 2005 and aspirations for the long term. While we have made progress towards our goals and believe our initiatives to transform our business have established a platform to reach these goals, we have not yet achieved our aspiration to attain our revenue growth or earnings per share growth goals on a sustainable basis. In order to reach our aspiration, we are undertaking a number of initiatives to both increase and maintain our revenue in each of our product lines, including scaling high growth products, such as our Self-Awareness Solution. While we believe that our initiatives in each product line will be sufficient to achieve and maintain our desired revenue growth, no assurance can be made as to when or if we will be successful. A failure to reach and maintain our desired revenue growth or to reach our earnings per share growth could have a material adverse effect on the market value of our common stock.

We may be unable to reduce our expense base through our Financial Flexibility program, and the related reinvestments from savings from this program may not produce the level of desired revenue growth.
      Successful execution of our Blueprint for Growth strategy will include reducing our expense base through our Financial Flexibility program, and reallocating our expense base reductions into initiatives that produce our desired revenue growth. The success of this program may be affected by our ability to implement all of the actions required under this program within the established timeframe, to enter into or amend agreements with third-party vendors to renegotiate terms beneficial to us, and to complete agreements with our local works councils and trade unions related to potential reengineering actions in certain International markets. While we have been successful at reducing our expense base to date, our reallocations into initiatives have not yet been proven to sustain revenue growth over a multi-year period. If we fail to continue to reduce our expense base, or if we do not achieve our desired level of revenue growth, the market value of our common stock may suffer.

We are dependent upon third parties for certain services.
      As part of our Financial Flexibility Programs, we have outsourced various functions, including certain of our data center operations and technology help desk and network management functions in the United States and in the United Kingdom, as well as certain portions of our data acquisition and delivery, customer service and financial processes including, among other things, cash collections and accounts payable. If one of the third-party providers were to experience financial or operational difficulties, their services to us may suffer.

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
      Our success depends in part on our ability to adapt our products to our customers’ preferences. Advances in information technology and uncertain or changing economic conditions are changing the way our customers use business information. As a result, our customers are demanding lower prices and more from our products, such as decision-making tools like credit scores and electronic delivery formats. For example, our customers have been switching from our traditional products such as the Business Information Report, or BIR, which generally offer raw information, to other lower-priced products that offer credit ratings and decisions. For the six months ending June 30, 2005, our Traditional Risk Management Solutions accounted for 57% of our total revenue. If we do not successfully adapt our products to our customers’ preferences, our business, financial condition and results of operations would be adversely affected.

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
      There can be no assurance that these or other initiatives we may undertake will be successful in attaining a consistent and sustainable level of improved International financial performance. For example, we may not reduce costs of our operations through re-engineering to the extent expected due to challenges in implementing our technology plans, or the efforts by our partner organizations to increase the value of the data they provide us may not result in significant improvements in data quality.
      If we fail to improve the financial performance of our International segment, the market value of our common stock could be materially adversely affected.

Our operations in the International segment are subject to various risks associated with operations in foreign countries.
      Our success depends in part on our various operations outside the United States. For the three months ended June 30, 2005 and 2004, our International segment accounted for 28% and 33% of total revenue. For the six months ended June 30, 2005 and 2004, our International segment accounted for 25% and 31% of total revenue. Our International business is subject to many challenges, the most significant being:

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

      Also, we have licensed, and we may license in the future, proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by the business partners to whom we grant nonexclusive licenses and by customers, they may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. In addition, it cannot be assured that these licensees and customers will take the same steps we have taken to prevent misappropriation of our solutions or technologies.

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
      We are involved in tax and legal proceedings, claims and litigation that arise in the ordinary course of business as well as claims that relate to our prior operations in France. As discussed in greater detail under “Note 7 Contingencies (Legal Proceedings)” in “Notes to Consolidated Financial Statements herein” in Part I, Item 1 of this Form 10-Q, certain of these matters could have a material effect on our results of operations, cash flows or financial position.

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

Italian Tax Legislation
      On February 1, 2005, regulations implementing new tax legislation became effective in Italy that have and are expected to continue to significantly increase the cost of conducting our Italian real estate data information business. Specifically, the regulations increase data acquisition costs for Italian real estate information and require that we pay a fee each time we resell or license that data. Through price increases and reengineering efforts, we hope to continue to mitigate the effect of the legislation. Our revenue from our real estate data business in Italy continues to be subject to a number of risks and uncertainties due to (i) recent tax legislation which could result in additional declines in customer usage, as customers evaluate the related price increases; (ii) competitive pressures; and (iii) future legislative actions that might further impact the economics of our operations.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
      D&B’s market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. Our 2004 consolidated financial statements included in Item 7a. “Quantitative and Qualitative disclosures About Market Risk” of our Annual Report on Form 10-K provide a more detailed discussion of the market risks affecting operations. As of June 30, 2005, no material change had occurred in our market risks, compared with the disclosure in the Form 10-K for the year ending December 31, 2004.

Item 4.	Controls and Procedures.
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
Conclusions regarding Disclosure Controls
      Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended June 30, 2005, the Disclosure Controls are effective at the reasonable assurance level.
Change in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      Information in response to this Item is included in Part I-Item I-“Note 7 — Contingencies” and is incorporated by reference into Part II of this quarterly report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities, and Use of Proceeds.
      The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended June 30, 2005 of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act;
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
	Total		Shares Purchased as	Maximum Number of
	Number of	Average	Part of Publicly	Shares that May yet be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased(a)	per Share	Programs(a)	Plans or Programs(a)(b)

April 1 - 30, 2005	402,700	$62.66	402,700	—
May 1 - 31, 2005	357,300	$61.30	357,300	—
June 1 - 30, 2005	373,000	$61.80	373,000	—

Total	1,133,000	$61.95	1,133,000	3,722,829

(a)	During the second quarter of 2005, we repurchased 151,263 shares of our common stock for $9.4 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in July 2003 and expires in September 2006. The maximum amount authorized under the program is 6.0 million shares. Additionally, during the second quarter of 2005, we repurchased 981,737 shares for $60.8 million related to a previously announced $400 million two-year share repurchase program approved by our board of directors and announced in February, 2005. This program expires in February, 2007.

(b)	Excludes shares that may be purchased under our two-year $400 million share repurchase program approved by our board of directors and announced in February, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders
      Our Annual Meeting of Shareholders was held on May 3, 2005. At such meeting, 62,071,257 shares of our common stock were represented in person or by proxy, which was equal to 90% of the issued and outstanding shares entitled to vote at the meeting.
      The matters voted upon and the results of the vote were as follows:
PROPOSAL NO. 1
ELECTION OF DIRECTORS
      The four directors listed below were elected to three-year terms, which will expire at the 2008 Annual Meeting of Shareholders.

	Number of Shares

Nominee	For	Withheld

Michael J. Winkler	61,761,003	310,254
Steven W. Alesio	61,732,223	339,034
Naomi O. Seligman	61,471,289	599,968
Ronald L. Kuehn, Jr.	61,431,714	639,543

PROPOSAL NO. 2
RATIFICATION OF INDEPENDENT ACCOUNTANTS
      The selection of PricewaterhouseCoopers LLP as independent accountants was ratified as follows: 61,062,395 voted in favor; 952,264 voted against; and 55,798 shares abstained.
PROPOSAL NO. 3
APPROVAL OF THE AMENDED AND RESTATED THE DUN & BRADSTREET CORPORATION 2000 STOCK INCENTIVE PLAN
      The approval of the amended and restated The Dun & Bradstreet Corporation 2000 Stock Incentive Plan was: 43,798,919 voted in favor; 18,083,262 voted against; and 189,017 shares abstained.
PROPOSAL NO. 4
APPROVAL OF THE AMENDED 2000 DUN & BRADSTREET CORPORATION NON-EMPLOYEE DIRECTORS’ STOCK INCENTIVE PLAN
      The approval of the Amended 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan was: 44,334,473 voted in favor; 17,568,313 voted against; and 167,611 shares abstained.
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

THE DUN & BRADSTREET CORPORATION

By:	/s/ Sara Mathew

Sara Mathew
Chief Financial Officer
Date: August 4, 2005

By:	/s/ Anastasios G. Konidaris

Anastasios G. Konidaris
Principal Accounting Officer
Date: August 4, 2005