Form 10-Q
period 2005-09-30
DUN & BRADSTREET CORP/NW
filed 2005-11-02
CIK 1115222

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding
Title of Class	at September 30, 2005
Common Stock, par value $0.01 per share	66,388,518

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
The Dun & Bradstreet Corporation
Consolidated Statements of Operations (Unaudited)
Amounts in millions, except share and per share data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$341.6	$333.2	$1,034.6	$1,026.5

Operating Expenses	105.7	98.4	307.8	306.9
Selling and Administrative Expenses	143.4	148.1	451.8	461.4
Depreciation and Amortization	8.6	11.1	26.0	34.3
Restructuring Charge	4.7	2.7	21.6	20.9

Operating Costs	262.4	260.3	807.2	823.5

Operating Income	79.2	72.9	227.4	203.0

Interest Income	2.2	2.1	8.1	6.0
Interest Expense	(5.4)	(4.9)	(15.7)	(14.5)
Minority Interest	(0.2)	—	0.1	—
Other Income (Expense) — Net	(2.7)	2.3	0.5	19.4

Non-Operating Income (Expense) — Net	(6.1)	(0.5)	(7.0)	10.9

Income Before Provision for Income Taxes	73.1	72.4	220.4	213.9
Provision for Income Taxes	41.8	25.2	90.1	77.4
Equity in Net Income of Affiliates	0.4	0.3	0.6	0.3

Net Income	$31.7	$47.5	$130.9	$136.8

Basic Earnings per Share of Common Stock	$0.48	$0.68	$1.95	$1.93

Diluted Earnings per Share of Common Stock	$0.46	$0.65	$1.87	$1.86

Weighted Average Number of Shares Outstanding —
Basic	66,479,000	69,924,000	67,127,000	70,867,000
Weighted Average Number of Shares Outstanding —
Diluted	69,205,000	72,685,000	69,933,000	73,571,000
The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation
Consolidated Balance Sheets
Amounts in millions, except share data

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$264.6	$252.9
Marketable Securities	—	82.6
Accounts Receivable — Net of Allowance of $19.6 at September 30, 2005 and $19.4 at December 31, 2004	301.9	382.1
Other Receivables	9.8	16.8
Deferred Income Tax	15.3	15.9
Other Current Assets	21.3	11.8

Total Current Assets	612.9	762.1

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $195.7 at September 30, 2005 and $202.5 at December 31, 2004	46.1	51.2
Prepaid Pension Costs	472.1	455.3
Computer Software, Net of Accumulated Amortization of $341.2 at September 30, 2005 and $328.0 at December 31, 2004	31.0	32.4
Goodwill, Net	222.9	217.0
Deferred Income Tax	64.6	60.9
Other Non-Current Assets	51.8	56.6

Total Non-Current Assets	888.5	873.4

Total Assets	$1,501.4	$1,635.5

Current Liabilities
Accounts Payable	$31.8	$50.2
Accrued Payroll	84.5	110.8
Accrued Income Tax	17.7	22.2
Short Term Debt	303.0	—
Other Accrued and Current Liabilities	163.6	141.8
Deferred Revenue	387.3	388.6

Total Current Liabilities	987.9	713.6

Pension and Post-retirement Benefits	441.0	468.0
Long Term Debt	0.3	300.0
Other Non-Current Liabilities	65.4	99.7
Contingencies (Note 8)
Shareholders’ Equity
Preferred Stock, $0.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Series Common Stock, $0.01 par value per share, authorized — 10,000,000 shares; — outstanding — none
Common Stock, $0.01 par value per share, authorized — 200,000,000 shares — issued — 81,945,520 shares	0.8	0.8
Unearned Compensation Restricted Stock	(7.3)	(1.4)
Capital Surplus	196.9	198.2
Retained Earnings	801.2	670.3
Treasury Stock, at cost, 15,557,002 shares at September 30, 2005 and 13,331,966 shares at December 31, 2004	(712.5)	(557.6)
Cumulative Translation Adjustment	(161.8)	(149.0)
Minimum Pension Liability Adjustment	(110.5)	(107.1)

Total Shareholders’ Equity	6.8	54.2

Total Liabilities and Shareholders’ Equity	$1,501.4	$1,635.5

The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation
Consolidated Statements of Cash Flows (Unaudited)
Amounts in millions

	Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities:
Net Income	$130.9	$136.8
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	26.0	34.3
Gain from Sales of Businesses	(0.8)	(18.2)
Income Tax Benefit due to Exercise of Stock Awards Under Incentive Plans	35.2	5.4
Stock Based Compensation	11.1	1.0
Restructuring Expense, Net and Other Asset Impairments	21.6	21.9
Restructuring Payments	(26.8)	(19.6)
Deferred Income Taxes, Net	(35.7)	(61.4)
Accrued Income Taxes, Net	3.5	82.1
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	59.7	61.7
Net Increase in Other Current Assets	(8.0)	(1.1)
Net Increase in Deferred Revenue	5.2	7.5
Net Decrease in Accounts Payable	(16.0)	(20.1)
Net Increase (Decrease) in Accrued Liabilities	1.7	(27.2)
Net Decrease in Other Accrued and Current Liabilities	(9.1)	(9.4)
Changes in Non-Current Assets and Liabilities:
Net Increase in Other Long Term Assets	(13.8)	(29.9)
Net (Decrease) Increase in Long Term Liabilities	(26.1)	10.3
Other	0.5	0.2

Net Cash Provided by Operating Activities	159.1	174.3

Cash Flows from Investing Activities:
Investments for Marketable Securities	(99.0)	(213.5)
Redemptions for Marketable Securities	181.6	136.7
Cash Proceeds from Sales of Businesses, Net of Cash Divested	18.5	56.5
Payments for Acquisitions of Businesses, Net of Cash Acquired	(17.9)	—
Cash Settlements of Foreign Currency Contracts	0.1	(2.6)
Capital Expenditures	(4.5)	(9.1)
Additions to Computer Software and Other Intangibles	(13.4)	(10.5)
Net Assets Held for Sales of Businesses	—	(5.1)
Other	0.6	(0.8)

Net Cash Provided by (Used in) Investing Activities	66.0	(48.4)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(207.6)	(189.4)
Net Proceeds from Stock Plans	18.5	14.2
Spin-off Obligation	(9.2)	—
Increase in Other Short-Term Borrowings	1.0	0.1
Other	0.3	0.2

Net Cash Used in Financing Activities	(197.0)	(174.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(16.4)	3.8

Increase (Decrease) in Cash and Cash Equivalents	11.7	(45.2)
Cash and Cash Equivalents, Beginning of Period	252.9	239.0

Cash and Cash Equivalents, End of Period	$264.6	$193.8

Supplemental Disclosure of Cash Flow Information:
Cash Paid
Income Taxes, Net of Refunds	$87.1	$44.1
Interest	$18.8	$17.6
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
     The financial statements of the subsidiaries included in our International segment, except for our Canadian region, reflect a quarter ended August 31, 2005, in order to facilitate timely reporting of our consolidated financial results and financial position.
     Where appropriate, we have reclassified certain prior period amounts to conform to our current presentation.
Note 2 — Recent Accounting Pronouncements
     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Reform Act”) was signed into law. In connection with the Medicare Reform Act, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. The FSP was adopted for periods beginning after July 1, 2004. Under the FSP, if a company concludes that its defined benefit post-retirement benefit plan is actuarially equivalent to the Medicare Part D benefit, the employer should recognize subsidies from the federal government in the measurement of the accumulated post-retirement benefit obligation (“APBO”) under Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions.” The resulting reduction of the APBO should be accounted for as an actuarial gain. On January 21, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released final regulations implementing major provisions of the Medicare Reform Act of 2003. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will qualify for the direct subsidies for an additional seven years and that our APBO decreased by, approximately, an additional $4.8 million. As a result, our 2005 post-retirement benefit cost is expected to decrease by, approximately, $0.7 million. Together with the impacts already included in our December 31, 2004 results, the APBO decreased by a total of $35.8 million and our plan is expected to be actuarially equivalent in 2006 until 2023, before the impact of the sharing strategy (see Note 14 — Subsequent Events for further detail).
     In December 2004, the FASB issued SFAS No. 123 (revised 2004) or “SFAS No. 123R,” “Share-Based Payments,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This standard requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award (with limited

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
exceptions). The cost will be recognized over the period that an employee provides service in exchange for the award, which normally would be the vesting period. The standard has two transition application methods to choose from. They are the Modified Prospective application or Modified Retrospective application. Under the Modified Prospective application, compensation cost is recognized for new grants and modifications made after the required effective date, plus the remaining unrecognized expense associated with previously issued awards that are not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the Modified Retrospective application, a company is required to restate its financial statements back either (a) to all prior years for which SFAS No. 123 was effective or (b) to only prior interim periods in the year in which SFAS No. 123R is adopted. In April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that Statement No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the FASB Statement). Accordingly, we will defer the adoption of SFAS No. 123R until January 1, 2006 at which time we will begin to utilize the Modified Prospective application.
     In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides a deduction from income for qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (“ETI”) for foreign sales. FSP No. FAS 109-1 provides guidance on the accounting implications of the Act related to the deduction for qualified domestic production activities. The deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction, if any, will be reported in the period in which the deduction is claimed on our tax return. We are currently assessing the impact of proposed Treasury regulations, which will clarify certain provisions of the Act. Until final resolution of this matter, management will be unable to determine the full impact this will have on our effective income tax rate.
     In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. FAS 109-2 provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act in income tax expense and deferred tax liability. The Act provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated from our controlled foreign corporations. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our senior management and approved by the Board of Directors. During the third quarter of fiscal year 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the Act. We expect to repatriate approximately $140 million in extraordinary dividends, as defined in the Act, during the fourth quarter of fiscal year 2005 and, accordingly, have recorded a tax liability of $9.1 million as of September 30, 2005.
Note 3 — Impact of Implementation of the Blueprint for Growth Strategy
     Restructuring Charges
     Since the launch of our Blueprint for Growth strategy, we have implemented several Financial Flexibility Programs. In each of these Programs, we identified ways to reduce our expense base, then we reallocated some of the identified spending to other areas of our operations to improve revenue growth. With each Program, we have incurred a restructuring charge, which generally consists of employee severance and termination costs, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income. These charges are

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
incurred as a result of eliminating, consolidating, standardizing, automating and/or outsourcing operations of our business. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility Programs.
     During the three month and nine month periods ended September 30, 2005, we recognized a net restructuring charge of $4.7 million and $21.6 million respectively, consisting of the following two Financial Flexibility Programs:
•	During the three months ended, September 30, 2005, we recognized a $4.5 million restructuring charge in connection with the 2005 Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”). The charge was recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included $4.1 million for severance and termination costs related to approximately 60 employees, $0.1 million pension plan curtailment charge and $0.3 million for other costs to consolidate or close facilities and relocate employees. During the three months ended September 30, 2005, approximately 44 employees were terminated in conjunction with our 2005 Financial Flexibility Program. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations.

During the nine months ended September 30, 2005, we recognized a $22.0 million of restructuring charge in connection with the 2005 Financial Flexibility program. The year-to-date charge includes $20.2 million for severance and termination costs related to approximately 340 employees, $0.4 million pension plan charge and $1.4 million in for lease termination obligations. We expect to record approximately $30.0 million to $31.0 million for all restructuring charges related to the 2005 Financial Flexibility Program including $27.0 million to $28.0 million for severance and termination costs related to approximately 400 positions and $3 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees.

•	In addition, during the three months ended September 30, 2005, we recognized a $0.2 million net restructuring charge for the International Business Machines Corporation (“IBM”) outsourcing agreement in connection with the 2004 Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The charge included $0.3 million for severance and termination costs related to approximately 50 employees partially offset by a $0.1 million post-retirement curtailment gain due to the 2004 Financial Flexibility Program employee actions discussed below. During the three months ended September 30, 2005, approximately 24 employees were terminated in conjunction with our 2004 Financial Flexibility Program. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations.

During the nine months ended September 30, 2005, we recognized $0.4 million of restructuring gain in connection with the 2004 Financial Flexibility Program. The year-to-date gain includes $5.4 million for severance and termination costs related to approximately 630 employees and $5.8 million post-retirement curtailment gain. We expect to record approximately $5 million before the effects of the post-retirement curtailment gain of approximately $6 million by the end of 2005.

In accordance with SFAS No. 106, Employers’ Accounting For Post-Retirement Benefits Other Than Pensions, we were required to recognize a curtailment gain for the post-retirement plans related to the employee actions of the 2004 Financial Flexibility Program and 2005 Financial Flexibility Program. The curtailment accounting required us to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the layoffs. During the three month and nine month periods ended September 30, 2005, we recognized a $0.1 million and $5.8 million curtailment gain, respectively, related to our post-retirement benefit plan which was recorded as an increase to earnings. For the three month and nine months ended September 30, 2005, this curtailment gain is included in the $4.7 million

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
and $21.6 million net restructuring charge recorded for the 2004 Financial Flexibility Program and 2005 Financial Flexibility Program discussed above.
     During the three months ended September 30, 2004, we recognized a $2.7 million restructuring charge in connection with our 2004 Financial Flexibility Program in accordance with SFAS No. 146. The charge of $2.6 million was for severance and termination costs related to approximately 800 employees who were terminated in conjunction with the 2004 Financial Flexibility Program and $0.1 million for lease termination obligations. During of the nine months ended September 30, 2004, we recorded $20.9 million of restructuring charges in connection with the 2004 Financial Flexibility program. The year-to-date charge includes $19.4 million for severance and termination costs related to approximately 350 employees and $1.5 million for lease termination obligations.
     As of September 30, 2005, we have eliminated approximately 4,800 positions (including 300 open positions) and terminated (via attrition and termination) approximately 4,500 employees under our Financial Flexibility Program since its inception in October 2000. These figures include the 220 employees who were transitioned to IBM as part of the 2004 Financial Flexibility Program and the approximately 400 employees who were transitioned to Computer Sciences Corporation (“CSC”) as part of the 2002 Financial Flexibility Program. Under the terms of the CSC agreement, we outsourced certain technology functions in which approximately 400 of our employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC.
     The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2005 Financial Flexibility Program.

			Lease
			Termination
	Severance	Pension Plan	Obligations
	and	Curtailment	and Other
	Termination	Charges (Gains)	Exit Costs	Total
2005 Restructuring Charges
Charge Taken during First Quarter 2005	$7.9	$—	$0.3	$8.2
Payments during First Quarter 2005	(2.4)	—	(0.2)	(2.6)

Balance Remaining as of March 31, 2005	$5.5	$—	$0.1	$5.6

Charge Taken during Second Quarter 2005	$8.2	$0.3	$0.8	$9.3
Payments/Pension Plan Curtailment Charge during Second Quarter 2005	(5.0)	(0.3)	(0.1)	(5.4)

Balance Remaining as of June 30, 2005	$8.7	$—	$0.8	$9.5

Charge Taken during Third Quarter 2005	$4.1	$0.1	$0.3	$4.5
Payments/Pension Plan Curtailment Charge during Third Quarter 2005	(6.8)	(0.1)	(0.3)	(7.2)

Balance Remaining as of September 30, 2005	$6.0	$—	$0.8	$6.8

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2004 Financial Flexibility Program.

			Lease
		Pension Plan/	Termination
	Severance	Post-retirement	Obligations
	and	Curtailment	and Other
	Termination	Charges (Gains)	Exit Costs	Total
2004 Restructuring Charges:
Charge Taken during First Quarter 2004	$9.3	$—	$0.9	$10.2
Payments during First Quarter 2004	(3.8)	—	(0.9)	(4.7)

Balance Remaining as of March 31, 2004	$5.5	$—	$—	$5.5

Charge Taken during Second Quarter 2004	$7.5	$—	$0.5	$8.0
Payments during Second Quarter 2004	(4.1)	—	—	(4.1)

Balance Remaining as of June 30, 2004	$8.9	$—	$0.5	$9.4

Charge Taken during Third Quarter 2004	$2.6	$—	$0.1	$2.7
Payments during Third Quarter 2004	(7.1)	—	(0.4)	(7.5)

Balance Remaining as of September 30, 2004	$4.4	$—	$0.2	$4.6

Charge Taken during Fourth Quarter 2004	$9.0	$0.5	$1.6	$11.1
Payments/Pension Plan and Post-retirement Net Charges during Fourth Quarter 2004	(6.2)	(0.5)	(1.1)	(7.8)

Balance Remaining as of December 31, 2004	$7.2	$—	$0.7	$7.9

Charge Taken during First Quarter 2005	$5.0	$(2.8)	$—	$2.2
Payments/Post-retirement Gain during First Quarter 2005	(3.6)	2.8	—	(0.8)

Balance Remaining as of March 31, 2005	$8.6	$—	$0.7	$9.3

Charge Taken during Second Quarter 2005	$0.1	$(2.9)	$—	$(2.8)
Payments/Post-retirement Gain during Second Quarter 2005	(4.6)	2.9	(0.1)	(1.8)

Balance Remaining as of June 30, 2005	$4.1	$—	$0.6	$4.7

Charge Taken during Third Quarter 2005	$0.3	$(0.1)	$—	$0.2
Payments/Post-retirement Gain during Third Quarter 2005	(3.0)	0.1	(0.1)	(3.0)

Balance Remaining as of September 30, 2005	$1.4	$—	$0.5	$1.9

Note 4 — Acquisitions
     On July 22, 2005, we acquired a 100% ownership interest in LiveCapital, Inc. located in San Mateo, California, with cash on hand. The results of LiveCapital Inc.’s operations have been included in our consolidated financial statements. LiveCapital, Inc. is a provider of online credit management software that enables users to manage the entire credit process within an enterprise-wide system. The acquisition is part of our ongoing effort to improve our customers’ access to our DUNSRight™ quality process, so that they can make confident business decisions.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     The transaction was valued at $17.1 million, inclusive of cash acquired of $0.5 million, and $0.3 million of transaction costs recorded in accordance with SFAS No. 141, “Business Combinations.” The acquisition was accounted for under the purchase method of accounting. As a result, we recognized goodwill and an intangible asset of $11.8 million and $1.8 million, respectively. The remaining purchase price was allocated to the acquired assets and liabilities on the basis of their respective fair values. The goodwill was assigned to our U.S. segment. The intangible asset acquired for $1.8 million was related to module technology with a useful life of four years. The acquisition would not have had a material impact on our results had the acquisition occurred at the beginning of 2005, and, as such, the pro forma results have not been presented.
     We are in the process of finalizing the valuation of the acquired deferred tax asset in connection with the acquisition. As a result, the allocation of the purchase price is subject to refinement.
Note 5 — Notes Payable and Indebtedness
     Our borrowings at September 30, 2005 and December 31, 2004, including interest rate swaps designated as hedges, are summarized below:

	September 30,	December 31,
	2005	2004
	Liability (Asset)
Debt Maturing Within One Year:
Fixed-rate notes	$300.0	$—
Fair value of interest rate swaps	(0.1)	—
Credit Lines	2.0	—
Other	1.1	—

Total Debt Maturing Within One Year	$303.0	$—

Long Term Debt:
Fixed-rate notes	$—	$301.8
Fair value of interest rate swaps	—	(1.9)
Other	0.3	0.1

Total Debt Maturing After One Year	$0.3	$300.0

     We have outstanding notes with an aggregate face value of $300 million and five year terms, maturing in March 2006. These notes bear interest at a fixed annual rate of 6.625% and are payable semi-annually. During the first quarter of 2005, these notes were reclassified from long term debt to short term debt because they will mature within one year. We have entered into interest rate swap agreements to hedge a portion of this debt (see Note 6 to the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed description). At September 30, 2005 and December 31, 2004, the notes and the fair value of the interest rate swaps are recorded as “Short Term Debt” and “Long Term Debt,” respectively.
     On September 30, 2005, we entered into an interest rate derivative transaction with an aggregate notional amount of $200 million. The objective of the hedge is to eliminate the variability of future cash flows from market changes in treasury rates in the anticipation of a future debt issuance during the first half of 2006. This transaction will be accounted for as a cash flow hedge. As such, changes in fair value of the swap that take place through the date of debt issuance will be recorded in accumulated other comprehensive income. As of September 30, 2005, the derivative transaction had no impact to accumulated other comprehensive income.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     Other Credit Facilities
     At September 30, 2005, we have $300 million of bank credit facilities available at prevailing short term interest rates, which will expire in September 2009. These facilities also support our commercial paper borrowings up to $300 million. We have not drawn on the facilities and we did not have any borrowings outstanding under these facilities at September 30, 2005. We also have not borrowed under our commercial paper program in 2005. We believe that cash flows generated from operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short term and long term needs. The facilities require the maintenance of interest coverage and total debt to EBITDA ratios (as defined in the agreement). As of September 30, 2005, we were in compliance with these requirements.
     At September 30, 2005, certain of our international operations had non-committed lines of credit of $12.8 million and had $2.0 million of borrowings outstanding under these lines of credit. These arrangements have no material commitment fees or compensating balance requirements.
Note 6 — Reconciliation of Weighted Average Shares

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Share data in thousands)	2005	2004	2005	2004
Weighted average number of shares — basic	66,479	69,924	67,127	70,867
Dilutive effect of shares issuable under stock options, restricted stock and performance share plans	2,616	2,712	2,472	2,640
Adjustment of shares applicable to stock options exercised during the period and performance share plans	110	49	334	64

Weighted average number of shares — diluted	69,205	72,685	69,933	73,571

     During the three months ended September 30, 2005 and 2004, we repurchased 201,681 and 56,739 shares of stock for $12.5 million and $3.0 million, respectively, to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. During the three months ended September 30, 2005, we also repurchased 793,494 shares in connection with the $400 million, two-year share repurchase program approved by the Board of Directors in February 2005, for $50.7 million. During the three months ended September 30, 2004, we repurchased 964,561 shares in connection with the $200 million share repurchase program, approved by the Board of Directors in February 2004, for $53.2 million.
     For the nine months ended September 30, 2005 and 2004, we repurchased 924,094 and 919,000 shares of stock for $57.0 million and $48.7 million, respectively, to mitigate the dilutive effect of the shares under our stock incentive plans and Employee Stock Purchase Plan. For the nine months ended September 30, 2005, we also repurchased 2,415,381 shares in connection with the $400 million share repurchase program for $150.6 million. Additionally, during the nine months ended September 30, 2004, we repurchased 2,591,940 shares in connection with the $200 million share repurchase program, approved by the Board of Directors in February 2004, for $140.7 million.
     For the quarter-to-date computation of diluted earnings per share, options to purchase 51,900 and 33,100 shares of common stock were outstanding at September 30, 2005 and 2004, respectively, but were not included in the quarter-to-date computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. Options to purchase 111,100 and 82,500 shares of common stock were outstanding at September 30, 2005 and 2004, respectively, but were not included in the year-to-date computation of diluted earnings per share because the options’ exercise prices

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
were greater than the average market price of the common stock. Our options generally expire 10 years after the grant date.
Note 7 — Comprehensive Income
     Total comprehensive income for the three month and nine month periods ended September 30, 2005 and 2004, which includes net income and other gains and losses that affect shareholders’ equity, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income	$31.7	$47.5	$130.9	$136.8
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(0.8)	(2.9)	(12.8)	6.8
Minimum Pension Liability	—	(1.7)	(3.4)	(6.6)
Unrealized Gains (Losses) On Investments	—	0.1	—	0.5

Total Comprehensive Income	$30.9	$43.0	$114.7	$137.5

Note 8 — Contingencies
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
     In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin off by D&B1 of its stock in ACNielsen and Cognizant. In September 1998, D&B1 separated through a spin off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/D&B1”), and a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Form 10-Q as “Moody’s/D&B2”), and a new company named The Dun & Bradstreet

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Corporation (“we” or “D&B3” and also referred to elsewhere in this Form 10-Q as “D&B”) (the “2000 Distribution”).
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
     Pursuant to a series of tax sharing agreements (the “Tax Sharing Agreements”), IMS and NMR are jointly and severally liable for and must pay one-half, and we and Moody’s/D&B2 are jointly and severally liable for and must pay the other half, of any liabilities related to the matter described below under the caption “Royalty Expense Deductions 1993-1997” and we and Moody’s/D&B2 are each jointly and severally liable for one-half of any liabilities related to the matter described below under the caption “Amortization and Royalty Expense Deductions/Royalty Income 1997-2005.”
     As further described below, we currently believe that we have adequate reserves for these matters and, as a result, the ultimate resolution of these Legacy Tax Matters is not expected to have a material impact on our earnings.
     Royalty Expense Deductions — 1993-1997
     In the third quarter of 2005, we settled this matter with the IRS with respect to tax years 1995 and 1996, which substantially resolved this matter, and, accordingly, we will no longer report on this legacy tax matter in future filings.
     Beginning in the second quarter of 2003, we received a series of communications on behalf of Donnelley/D&B1 from the IRS proposing adjustments with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by Donnelley/D&Bl on its 1993-1997 tax returns.
     On July 29, 2005, Donnelley/D&B1 (the taxpayer of record) entered into a settlement agreement with the IRS resolving the royalty expense dispute for tax years 1995 and 1996. On September 27, 2005, the IRS issued two bills to Donnelley/D&B1 with respect to this settlement. The 1995 bill totaled $53.6 million, and the 1996 bill totaled $82.2 million. Our share of this settlement was satisfied by a combination of cash payments and the application of outstanding refund claims owed to us by the IRS. Thus, with respect to the two bills received from the IRS, we made cash payments of $28.2 million after the application of $14.4 million of refunds owed to us by the IRS. Because these payments do not reflect the associated benefits related to the deductibility of interest expense of $8.1 million, the impact to cash flow of these payments in the third quarter of 2005 was $34.5 million (net of tax benefits). We also expect to pay approximately $4.7 million (net of tax benefits) to various state and local governments in resolution of this matter for tax years 1995 and 1996. Accordingly, the total impact to cash flow relating to this matter for tax years 1995 and 1996 will be $39.2 million (net of tax benefits).
     In addition to the payments described above, on October 7, 2005, we paid an additional $5.8 million to the IRS in connection with the settlement and we expect to pay a further $1.5 million. These payments arise from a dispute with IMS and NMR regarding their responsibility under the Tax Sharing Agreements for certain portions of the settlement payment owed to the IRS by Donnelley/D&B1. Our indemnification obligations to Donnelley/D&B1 require us and Moody’s/D&B2 to pay to the IRS, on behalf of Donnelley/D&B1, any portion of the settlement amount not paid by IMS and NMR. As a result of this dispute with IMS and NMR, and given our indemnification obligations to Donnelly/D&B1, we have paid, and expect to

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
pay, the further amounts identified above in excess of our allocable share of the settlement under the terms of the Tax Sharing Agreements. The impact to cash flow relating to these payments will be $5.8 million (net of tax benefits).
     With regard to tax years 1993 and 1994, the IRS has claimed a right of offset to disallow unrelated refunds belonging equally to D&B and Moody’s/D&B2 totaling $20 million. This claimed right of offset arises from the IRS’ proposed disallowance of royalty expense deductions relating to this Royalty Expense Deductions 1993-1997 matter. We have filed a protest with the IRS with respect to this proposed disallowance of these refunds. Under the Tax Sharing Agreements, IMS and NMR are jointly and severally liable for and must pay one-half, and we and Moody’s/D&B2 are jointly and severally liable for and must pay the other half, of liabilities related to this Royalty Expense Deductions 1993-1997 matter. If the IRS should ultimately prevail in its position, then we could lose our allocable share of up to $5.0 million in the anticipated benefit of the refunds, subject to each of IMS and NMR reimbursing D&B and Moody’s/D&B2 for their $5.0 million allocable shares of the lost benefit of the refunds, as we believe would be required by the Tax Sharing Agreements.
     With regard to tax year 1997, this tax year was not included as part of the settlement described above and an adverse resolution with respect to this tax year could have an additional impact to cash flow of up to $1.7 million (net of tax benefits).
     As noted above, disputes exist between D&B and Moody’s/D&B2 on the one hand and IMS and NMR on the other, with respect to various payment obligations under the Tax Sharing Agreements. We believe that the positions of IMS and NMR are contrary to their obligations under the Tax Sharing Agreements. If we are unable to resolve these disputes with IMS and NMR through the negotiation process contemplated by the Tax Sharing Agreements, we will commence arbitration proceedings to enforce our rights to collect these amounts from IMS and NMR. While we believe we will prevail in any such arbitration, we cannot predict with certainty that we will ultimately achieve this result. Notwithstanding the foregoing, we believe that the ultimate resolution of these disputes will not have a material adverse impact on our financial position, results of operations or cash flows.
     Amortization and Royalty Expense Deductions/ Royalty Income — 1997-2005
     In the fourth quarter of 2003, we received on behalf of Donnelley/D&B1 and Moody’s/D&B2, IRS notices of proposed adjustment for 1997 and 1998 with respect to a partnership transaction entered into in 1997. The IRS asserted that certain amortization expense deductions claimed by Donnelley/D&B1, and Moody’s/D&B2 on their 1997 and 1998 tax returns should be disallowed. In April 2004, we received IRS proposed notices of deficiency for 1997 and 1998, proposing adjustments with respect to the 1997 partnership transaction consistent with the notices of proposed adjustment.
     We filed protests relating to this matter for the 1997 and 1998 tax years with the IRS Office of Appeals. During the third quarter of 2004, we were informed by the IRS Office of Appeals that the 1997 and 1998 tax years were being returned to the Examination Division of the IRS for further development of the issues.
     In the second quarter of 2005, we received, on behalf of Moody’s/D&B2, D&B3 and the partnership, IRS notices of proposed adjustment for 1999-2002, with respect to the same 1997 partnership transaction referred to above. The IRS again asserted that certain amortization expense deductions claimed by Moody’s/D&B2 and D&B3 on their 1999-2002 tax returns should be disallowed. In August 2005, we received IRS proposed notices of deficiency for 1999-2002, proposing adjustments with respect to the same 1997 partnership transaction consistent with the notices of proposed adjustment. We filed protests relating to this matter for 1999-2002 with the IRS Office of Appeals.
     In addition to the foregoing, the IRS has asserted, in the notices referred to above, that royalty expense deductions claimed by Donnelley/D&B1, Moody’s/D&B2, and D&B3 on their tax returns for 1997-2002,

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
for royalties paid to the partnership should be disallowed. The IRS has also asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by Donnelley/D&B1, Moody’s/D&B2, and D&B3, including the portions of the royalties that were allocated to third-party partners in the partnership, and, thus included in their taxable income. We believe that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent. If the IRS prevails on one of the positions, we believe that it is unlikely that it will prevail on the other.
     In addition to the foregoing, and in connection with the notices received during the second quarter of 2005, the IRS has asserted that certain business expenses incurred by Moody’s/D&B2 and D&B3 during 1999-2002 should be capitalized and amortized over a 15-year period, if (but only if) the proposed adjustments described above are not sustained.
     We estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 amortization deductions and the disallowance of such deductions claimed from 2003 to date could be up to $66.6 million (tax, interest and penalties, net of tax benefits but not taking into account the Moody’s/D&B2 repayment to us of $34.0 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted.
     We also estimate that, with regard to the possible disallowance of deductions for royalty expenses paid to the partnership and the reallocation of royalty income from the partnership, after taking into account certain other tax benefits resulting from the IRS’ position on the partnership, it is unlikely that there will be any net impact to cash flow in addition to the amounts noted above related to the amortization expense deduction disallowance. In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 royalty expense deductions, and the inclusion of the reallocated royalty income for all relevant years, could be up to $144.8 million (tax, interest, and penalties, net of tax benefits). This $144.8 million would be in addition to the $66.6 million noted above related to the amortization expense deduction.
     At the time of the 2000 Distribution, we paid Moody’s/D&B2 approximately $55 million in cash representing the discounted value of future tax benefits associated with this transaction. However, pursuant to the terms of the 2000 Distribution, should the transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. If the transaction was terminated at September 30, 2005, the amount of such repayment from Moody’s/D&B2 to us would be approximately $34.0 million and would decrease by approximately $4.0 million to $5.0 million per year.
     We are attempting to resolve this matter with the IRS before proceeding to litigation, if necessary. If we, on behalf of Donnelley/D&B1, Moody’s/D&B2, and D&B3 were to challenge, at any time, any of these IRS positions for years 1997-2002 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.
     Assessment of Potential Tax Matters
     We have considered the foregoing legacy tax matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. As of September 30, 2005, we have net $72.1 million of reserves recorded in the consolidated financial statements, made up of the following components; $11.3 million in Accrued Income Tax and $60.8 million in Other Non-Current Liabilities. We believe that these reserves are adequate for our share of the liabilities in these legacy tax matters. Any payments that would be made for these exposures could be significant to our cash from operations in the

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
period a cash payment took place, including any payments for the purpose of obtaining jurisdiction in U.S. District Court or the U.S. Court of Federal Claims to challenge any of the IRS’s positions.
Legal Proceedings
     Information Resources, Inc.

     Introduction
     The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company (“VNU”), and its U.S. subsidiaries VNU, Inc., ACNielsen, AC Nielsen (US), Inc. (“ACN (US)”), and Nielsen Media Research (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, D&B does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. In the event of such default, contractual commitments undertaken by D&B in connection with various corporate reorganizations since 1996, including our spin-off from Moody’s/D&B2 in 2000, require us to bear a portion of any amount not paid by the VNU Parties. See below “D&B’s Potential Exposure in the Lawsuit.” Moreover, as described below, on February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims. IRI filed a notice of appeal to the Second Circuit Court of Appeals on February 2, 2005. The appeal is fully briefed and argument took place on October 18, 2005.
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
     On December 3, 2004, the Court entered In limine Order No. 1, which bars IRI from “arguing that Nielsen’s pricing practices or discounts were illegal or anti-competitive unless it can prove they involved prices below short-run average variable cost, calculated without the inclusion of Nielsen’s “Fixed Operations’ costs.” On December 17, 2004, IRI issued a press release, which said, in relevant part, “Without this evidence, IRI believes that little would be left of IRI’s case to take to trial.” IRI has asked the Court to enter a final

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
judgment against it so that it can take an immediate appeal to the Second Circuit. The defendants did not object to this request. On February 1, 2005, the Court entered a final judgment dismissing IRI’s claims and on February 2, 2005, the Court entered IRI’s notice of appeal to the Court of Appeals for the Second Circuit. The appeal is fully briefed and argument took place on October 18, 2005.
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
     In connection with entering into the Amended JDA, Donnelley/D&B1, D&B, Moody’s/D&B2 and IMS agreed to amend certain covenants of the Original JDA to provide operational flexibility for ACNielsen going forward. In addition, the Amended JDA includes certain amendments to the covenants of ACNielsen (which, under the Amended JDA, are now also applicable to ACN (US), which we understand holds ACNielsen’s operating assets), which are designed to preserve such parties’ claim-paying ability and protect Donnelley/ D&B1, D&B, Moody’s/D&B2 and IMS. Among other covenants, ACNielsen and ACN (US) agreed that neither they nor any of their respective subsidiaries will incur any indebtedness to any affiliated person, except

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
indebtedness which its payment will, after a payment obligation under the Amended JDA comes due, be conditioned on, and subordinated to, the payment and performance of the obligations of such parties under the Amended JDA. VNU has agreed to have a process agent in New York receive on its behalf service of any process concerning the Amended JDA.
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
     Hoover’s has approved a settlement agreement and related agreements that set forth the terms of a settlement between Hoover’s, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Hoover’s and the individual defendants for the conduct alleged in the action to be wrongful. Hoover’s would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Hoover’s may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Hoover’s to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Hoover’s currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Hoover’s is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Hoover’s. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Hoover’s insurance carriers should arise, Hoover’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement.
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
     March 2003 Action
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
     We deny all allegations of wrongdoing and are aggressively defending the case. In September 2003, we filed a motion to dismiss Counts 1, 3 and 4 of the Amended Complaint on the ground that plaintiffs cannot prevail on those claims under any set of facts, and in February 2004, the Court heard oral argument on our motion. With respect to Count 4, the court requested that the parties conduct limited expert discovery and submit further briefing. In November 2004, after completion of expert discovery on Count 4, we moved for summary judgment on Count 4 on the ground that an interest rate of 6.75% is reasonable as a matter of law. On November 30, 2004 the Court issued a ruling granting our motion to dismiss Counts 1 and 3. Shortly after that ruling, plaintiffs’ counsel stipulated to dismiss with prejudice Count 2 (which challenged the sale of the RMS business as an intentional interference with employee benefit rights, but which the motion to dismiss did not address). Plaintiffs’ counsel also stipulated to a dismissal with prejudice of Count 1, the severance pay claim, agreeing to forego any appeal of the Court’s dismissal of that claim. Plaintiffs’ counsel did file a motion to join party plaintiffs and to amend the amended complaint to add a new count challenging the adequacy of the retirement plan’s mortality tables. The court granted the motion and we filed our objections. On June 6, 2005, the court granted D&B’s motion for summary judgment as to Count 4 (the interest rate issue) and also denied the plaintiffs’ motion to further amend the Complaint to add a new claim challenging the mortality tables. On July 8, 2005, the plaintiffs filed their notice of appeal; they are appealing the ruling granting the motion to dismiss, the ruling granting summary judgment, and the denial of leave to amend their complaint.
     While we believe we have strong defenses in this matter, we are unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect our results of

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
operations, cash flows or financial position. No amount in respect of this matter has been accrued in our consolidated financial statements.
     September 2005 Action
     In addition to the foregoing proceeding, a lawsuit seeking class action status was filed in September of 2005 against us in federal court in the Northern District of Illinois on behalf of a current employee relating to our retirement plans. The complaint (the “Complaint”), seeks certification of the following putative class: current or former D&B employees (other than employees who on December 31, 2001 (i) were at least age 50 with 10 years of vesting service, (ii) had attained an age which, when added to his or her years of Vesting Service, was equal to or greater than 70; or (iii) had attained age 65), who participated in The Dun & Bradstreet Master Retirement Plan before January 1, 2002 and who have participated in The Dun & Bradstreet Corporation Retirement Account at any time since January 1, 2002.
     The Complaint estimates that the proposed class covers over 1,000 individuals.
     There are five counts in the Complaint. Count 1 claims that we violated ERISA by reducing the rate of an employee’s benefit accrual on the basis of age. Count 2 claims a violation of ERISA’s non-forfeitability requirement, because the plan allegedly conditions receipt of cash balance benefits on foregoing the early retirement benefits plaintiff earned prior to the adoption of the cash balance amendment. Count 3 claims that the cash balance plan violates ERISA’s “anti-backloading” rule. Count 4 claims that D&B failed to supply advance notice of a significant benefit decrease. Count 5 claims that D&B failed to provide an adequate Summary Plan Description.
     In the Complaint, the plaintiff seeks (1) a declaration that (a) D&B’s cash balance plan is ineffective and that the D&B Master Retirement Plan is still in force and effect, and (b) plaintiff’s benefit accrual under the cash balance plan must be unconditional and not reduced because of age, (2) an injunction (a) prohibiting the application of the cash balance plan’s reduction in the rate of benefit accruals because of age and its conditions of benefits due under the plan, and (b) ordering appropriate equitable relief to determine plan participant losses caused by D&B’s payment of benefits under the cash balance plan’s terms and requiring the payment of additional benefits as appropriate, (3) attorneys’ fees and costs, (4) interest, and (5) such other relief as the court may deem just.
     We believe we have strong defenses in this matter and we will deny all allegations of wrongdoing and aggressively defend the case.
     We are unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of this matter has been accrued in our consolidated financial statements.
Additional Matters
     Base D’Informations Legales Holding S.A.S.
     As previously discussed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, in May 2005, we were contacted by Base D’Informations Legales Holding S.A.S. (“BIL Holding”), the purchaser of our French operations in October 2004, regarding allegations of improper sales related activities involving those operations (the “Alleged Conduct”). Based on our investigation into the Alleged Conduct, including reviewing evidence that BIL Holding made available, we have concluded that the evidence presented is insufficient to substantiate the Alleged Conduct and BIL has withdrawn its allegations. The Company and BIL have reached a final resolution of this matter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results — International — Operating Income” and “— Non-Core Gains and (Charges)” in Part I, Item 2 of this Quarterly Report on Form 10-Q for

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
additional information regarding legal expenses incurred in connection with investigating and resolving this matter and costs incurred to resolve this matter, respectively.
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
Note 9 — Divestitures
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
     As part of the 2004 divestitures noted above, we established a strategic relationship in each of these countries where the buyer operates the acquired businesses under the D&B name, continues to distribute D&B-branded products and services, and provides D&B with data to support our global customer needs. All these divestitures were part of our International Segment.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Reported Net Income	$31.7	$47.5	$130.9	$136.8
Add: Stock compensation cost under the intrinsic method, included in net income, net of tax benefits	1.5	1.4	5.7	4.0
Deduct: Total stock compensation cost under fair-value method for all awards, net of tax benefits	(4.0)	(4.3)	(13.9)	(12.4)

Pro forma Net Income	$29.2	$44.6	$122.7	$128.4

Basic EPS:
As reported	$0.48	$0.68	$1.95	$1.93
Pro forma	$0.44	$0.64	$1.83	$1.81
Diluted EPS:
As reported	$0.46	$0.65	$1.87	$1.86
Pro forma	$0.42	$0.61	$1.76	$1.74
Note 11 — Pension and Post-retirement Benefits
     The following table sets forth the components of the net periodic cost associated with our pension plans and our post-retirement benefit obligations, pursuant to the requirements under SFAS No. 132 (revised).

	Pension Plans				Post-retirement Benefits
	For Three		For Nine		For Three		For Nine
	Months Ended		Months Ended		Months Ended		Months Ended
	September 30,		September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$1.8	$3.5	$12.2	$10.9	$0.3	$(0.1)	$0.9	$0.6
Interest cost	4.7	21.3	64.2	63.5	1.2	0.3	3.6	5.7
Expected return on plan assets	(4.4)	(31.0)	(87.4)	(94.6)	—	—	—	—
Amortization of prior service cost	0.4	0.7	2.3	2.1	(2.5)	(1.2)	(8.0)	(8.6)
Recognized actuarial (gains) loss	1.8	2.1	16.0	6.6	(0.3)	(2.3)	(0.8)	—

Net periodic (income) cost	$4.3	$(3.4)	$7.3	$(11.5)	$(1.3)	$(3.3)	$(4.3)	$(2.3)

     We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 that we expected to contribute $26.4 million and $16.0 million to our pension plans and post-retirement benefit plan, respectively, in 2005. As of September 30, 2005, we have made contributions to our pension plans and post-retirement plans of $22.3 million and $10.4 million, respectively.
     On January 21, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released final regulations implementing major provisions of the Medicare Prescription Drug, Improvement, and Moderniza-

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
tion Act of 2003. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will be qualified for the direct subsidies for an additional seven years and our APBO is expected to decrease by an approximately additional $4.8 million, reflecting the updated demographics of the plan population. As a result, our 2005 post- retirement benefit cost is expected to decrease by approximately $0.7 million. Together with the impacts already included in our December 31, 2004 results, the APBO decreased by a total of $35.8 million and our plan is expected to be actuarially equivalent in 2006 until 2023.
     We incurred a curtailment charge of $0.3 million for our U.K. Pension Plan in the second quarter of 2005 and $0.1 million for the U.S. Qualified Plan in the third quarter of 2005 related to the 2005 Financial Flexibility Program (see detail in Note 3 — Impact of Implementation of the Blueprint for Growth Strategy). In addition, we recognized a curtailment gain of $0.1 million and $5.8 million for our post-retirement benefit plan for the three month and nine month periods ended September 30, 2005, respectively, related to the 2004 Financial Flexibility Program (see detail in Note 3 — Impact of Implementation of the Blueprint for Growth Strategy).
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating Revenues:
U.S.	$259.0	$240.2	$775.9	$718.5
International	82.6	93.0	258.7	308.0

Consolidated Total	$341.6	$333.2	$1,034.6	$1,026.5

Operating Income (Loss):
U.S.	$87.3	$81.0	$267.7	$236.5
International	13.1	13.5	35.5	45.8

Total Divisions	100.4	94.5	303.2	282.3
Corporate and Other(1)	(21.2)	(21.6)	(75.8)	(79.3)

Consolidated Total	79.2	72.9	227.4	203.0
Non-Operating Income (Expense) — Net	(6.1)	(0.5)	(7.0)	10.9

Income before Provision for Income Taxes	$73.1	$72.4	$220.4	$213.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(1) The following table itemizes “Corporate and Other” Corporate Costs	$(12.3)	$(14.9)	$(36.1)	$(44.3)
Transition Costs (costs to implement our Financial Flexibility Program)	(4.2)	(4.0)	(18.1)	(14.1)
Restructuring Charge	(4.7)	(2.7)	(21.6)	(20.9)

Total “Corporate and Other”	$(21.2)	$(21.6)	$(75.8)	$(79.3)

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Supplemental Geographic and Customer Solution Set Information:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
Customer Solution Set Revenues:
U.S.:
Risk Management Solutions	$160.7	$149.4	$490.7	$459.3
Sales & Marketing Solutions	72.1	70.5	216.3	204.0
E-Business Solutions	17.0	12.9	48.3	36.0
Supply Management Solutions	9.2	7.4	20.6	19.2

Total U.S.	259.0	240.2	775.9	718.5

International:
Risk Management Solutions	68.9	65.9	219.0	194.5
Sales & Marketing Solutions	12.0	11.9	34.9	37.0
E-Business Solutions	0.9	—	1.9	—
Supply Management Solutions	0.8	0.9	2.9	2.8

Core Revenue	82.6	78.7	258.7	234.3
Divested Businesses	—	14.3	—	73.7

Total International	82.6	93.0	258.7	308.0

Consolidated Total:
Risk Management Solutions	229.6	215.3	709.7	653.8
Sales & Marketing Solutions	84.1	82.4	251.2	241.0
E-Business Solutions	17.9	12.9	50.2	36.0
Supply Management Solutions	10.0	8.3	23.5	22.0

Consolidated Core Revenue	341.6	318.9	1,034.6	952.8
Divested Businesses	—	14.3	—	73.7

Consolidated Total	$341.6	$333.2	$1,034.6	$1,026.5

	September 30,	December 31,
	2005	2004
Assets:
U.S.	$394.8	$423.3
International	454.3	499.5

Total Divisions	849.1	922.8
Corporate and Other (primarily domestic pensions and taxes)	652.3	712.7

Total Assets	$1,501.4	$1,635.5

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	September 30,	December 31,
	2005	2004
Goodwill:
U.S.(1)	$122.7	$110.9
International	100.2	106.1

Total Goodwill	$222.9	$217.0

(1)	The increase in goodwill in the U.S. from $110.9 million at December 31, 2004 to $122.7 million at September 30, 2005 is attributed to the acquisition of LiveCapital, Inc. in the third quarter of 2005 (see Note 4 — Acquisitions for more detail).
Note 13 — Income Taxes
     During the quarter ended September 30, 2005, we recorded an $8.6 million increase in equity for the current period realization of income tax benefits arising from certain prior year stock option exercises.
     For the three months ended September 30, 2005, our effective tax rate was 57.1%, as compared to 34.8% for the three months ended September 30, 2004. The effective tax rate for the three months ended September 30, 2005 was negatively impacted by 12.4 points for the tax associated with the adoption of FSP No. FAS 109-2 (see Note 2 — Recent Accounting Pronouncements for additional information) relating to foreign cash repatriation, by 8.6 points resulting from an increase in our tax legacy reserve for “Royalty Expense Deductions 1993-1997” (see Note 8 — Contingencies (Tax Matters) for additional information), by 1.0 point resulting from the non-deductibility in some countries of certain items included within the restructuring charge and positively impacted by 3.2 points for the interest benefit on a carry back claim and tax credit refunds. The effective tax rate for the three months ended September 30, 2004 had been positively impacted by 2.1 points for tax benefits related to the sale of our operation in Iberia and by 1.4 points for global tax planning initiatives.
     For the nine months ended September 30, 2005, our effective tax rate was 40.9% as compared to 36.2% for the nine months ended September 30, 2004. The effective tax rate for the nine months ended September 30, 2005 was negatively impacted by 4.1 points for the tax associated with the adoption of FSP No. FAS 109-2 (see Note 2 — Recent Accounting Pronouncements for additional information) relating to foreign cash repatriation, by 2.8 points resulting from an increase in our tax legacy reserve for “Royalty Expense Deductions 1993-1997” (see Note 8 — Contingencies (Tax Matters) for additional information) and by 1.2 points resulting from the non-deductibility in some countries of certain items included within the restructuring charge and positively impacted by 4.1 points for a tax deduction related to the liquidation of dormant entities that remained after the sale of our operations in the Nordic region (Sweden, Denmark, Norway, and Finland) and by 1.0 point for the interest benefit on a carry back claim and tax credit refunds. The effective tax rate for the nine months ended September 30, 2004 had been positively impacted by 1.1 points for tax benefits related to the sales of our operations in Central Europe, Iberia, India and Nordic region and positively impacted by 0.6 points for global tax planning initiatives.
Note 14 — Subsequent Events
     In connection with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, we will share 25% of the projected federal subsidies with the retirees starting in fiscal year 2006. In the future, we may consider increasing our sharing percentage as necessary in order to ensure our retiree prescription drug plan remains actuarially equivalent and continues to qualify for federal subsidies. The sharing strategy has been communicated to our retirees in October 2005 and we will account for the impact in accordance with FSP No. FAS 106-2. As a result, our APBO will increase by approximately $2 million and our annual post-retirement benefit income will decrease by approximately $1 million.

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
     The financial statements of the subsidiaries included in our International segment, except for our Canadian region, reflect a quarter ended August 31, 2005, in order to facilitate timely reporting of our consolidated financial results and financial position.
How We Evaluate Performance
     For internal management purposes, we use total revenue excluding the revenue of divested businesses, which we refer to as “core revenue,” to manage and evaluate the performance of our business segments and to allocate resources, because this measure provides an indication of the underlying direction of changes in revenue in a single performance measure without reported revenue of international divested businesses which will not be included in future revenue. Core revenue also includes the revenue from acquired businesses from the date of acquisition. International divested business revenue for the three month and nine month periods ended September 30, 2004 included in this Form 10-Q includes the revenue from our operations in:
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
     We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and (charges) that we believe do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and (charges)” such as restructuring charges because they are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. For the three months ended September 30, 2005, net pre-tax non-core gains and (charges) included restructuring charges of $4.7 million, and charges totaling $2.2 million related to the final resolution of all disputes on the sale of the Company’s French business (see “Note 8 — Contingencies (Additional Matters)” to the unaudited consolidated financial statements to this Form 10-Q for additional information related to this dispute). For the three months ended September 30, 2005, unrelated non-core charges for taxes included a $9.1 million charge related to the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (see Note 2 — Recent Accounting Pronouncements to the unaudited consolidated financial statements to this Form 10-Q for additional information) and a $6.3 million charge resulting from an increase in our tax legacy reserve for “Royalty Expense Deductions 1993-1997” (see Note 8 — Contingencies (Tax Matters) to the unaudited consolidated financial statements to this Form 10-Q for additional information). For the three months ended September 30, 2004, non-core gains and (charges) were restructuring charges of $2.7 million and a reduction of $0.8 million for the second quarter of 2004 impairment charge to reflect the fair market value of the net assets of our Iberian operations as of the end of the third quarter of 2004.
     For the nine months ended September 30, 2005, net pre-tax non-core gains and (charges) were restructuring charges of $21.6 million, and charges totaling $4.1 million related to the final resolution of all disputes on the sale of the Company’s French business, partially offset by a gain of $3.5 million related to the sale of a 5% investment in a South African company and an $0.8 million related to lower than expected costs related to the sale of the Company’s Iberian business. For the nine months ended September 30, 2005, unrelated non-core charges for taxes included a $9.1 million charge related to the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” and a $6.3 million charge resulting from an increase in our tax legacy reserve for “Royalty Expense Deductions 1993-1997,” partially offset by tax benefits of $9.0 million recognized upon the liquidation of dormant international entities whose assets were divested as part of our International market leadership strategy. For the nine months ended September 30, 2004, non-core gains and (charges) were restructuring charges of $20.9 million, and an impairment charge of $0.4 million to write-down the net assets of our Iberian operations to fair market value, offset by gains on the sales of our operations in the Nordic region of $7.9 million, India, and distribution channels in Pakistan and the Middle East of $3.8 million, and in Central Europe of $5.6 million. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “Corporate and Other” expenses and are not allocated to our business segments. Transition costs were $4.2 million and $4.0 million for the three months ended September 30, 2005 and 2004, respectively. Transition costs were $18.1 million and $14.1 million for the nine months ended September 30, 2005 and 2004, respectively.
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
Overview
     Our discussion and analysis of our financial condition and results of operations for the three month and nine month periods ended September 30, 2005, are based upon our unaudited consolidated financial statements for those periods. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. Our unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations, which appear in D&B’s Annual Report on Form 10-K for the year ended December 31, 2004.
     On January 1, 2005, we began managing our operations in Canada as part of our International segment. As part of this change, our results are reported under the following two segments: United States (U.S.) and International (which consists of operations in Canada, Europe, Asia Pacific and Latin America). We have conformed historical amounts to reflect the new segment structure. The following table presents the contribution by segment to core revenue and total revenue for each of the three month and nine month periods ended September 30, 2005 and 2004, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Core Revenue:
U.S.	76%	75%	75%	75%
International	24%	25%	25%	25%
Total Revenue:
U.S.	76%	72%	75%	70%
International	24%	28%	25%	30%

     The following tables present contributions by customer solution sets to core revenue and total revenue for each of the three month and nine month periods ended September 30, 2005 and 2004, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Core Revenue Contributions by Customer Solution Set:
Risk Management Solutions	67%	67%	69%	68%
Sales & Marketing Solutions	25%	26%	24%	26%
E-Business Solutions	5%	4%	5%	4%
Supply Management Solutions	3%	3%	2%	2%

Total Revenue Contributions by Customer Solution Set:
Risk Management Solutions	67%	65%	69%	63%
Sales & Marketing Solutions	25%	25%	24%	24%
E-Business Solutions	5%	4%	5%	4%
Supply Management Solutions	3%	2%	2%	2%
     All of our customer solution sets are sold in each of our segments and are discussed in greater detail in “Item 1. Business” of our Form 10-K for the year ended December 31, 2004.
     Within our Risk Management Solutions and our Sales & Marketing Solutions, we monitor the performance of our “Traditional” products and our “Value-Added” products.
     Risk Management Solutions
     Our Traditional Risk Management Solutions generally consist of reports derived from our database which our customers use primarily to make decisions about new credit applications. For each of the three month and nine month periods ended September 30, 2005 and 2004, respectively, our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Core Revenue and Total Revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Traditional Risk Management:
Risk Management Solutions Revenue	81%	83%	82%	82%
Core Revenue	54%	56%	56%	56%
Total Revenue	54%	54%	56%	52%
     Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. For each of the three month and nine month periods ended September 30, 2005 and 2004, respectively, our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Core Revenue and Total Revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Value-Added Risk Management Solutions:
Risk Management Solutions Revenue	19%	17%	18%	18%
Core Revenue	13%	11%	13%	12%
Total Revenue	13%	11%	13%	11%

     Sales & Marketing Solutions
     Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities. For each of the three months and nine months periods ended September 30, 2005 and 2004, respectively, our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Core Revenue and Total Revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Traditional Sales & Marketing Solutions:
Sales & Marketing Solutions Revenue	52%	52%	49%	50%
Core Revenue	13%	14%	12%	13%
Total Revenue	13%	13%	12%	12%
     Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management products. For each of the three month and nine month periods ended September 30, 2005 and 2004, respectively, our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Core Revenue and Total Revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Value-Added Sales & Marketing Solutions:
Sales & Marketing Solutions Revenue	48%	48%	51%	50%
Core Revenue	12%	12%	12%	13%
Total Revenue	12%	12%	12%	12%
     By utilizing our proprietary DUNSRightTM quality process, we continue to provide customers with high quality information and business insight when they need to make confident business decisions. We believe that the DUNSRightTM quality process allows us to achieve best-in-class data quality. The process consists of quality assurance plus five quality drivers: Global Data Collection, Entity Matching, the D-U-N-S(R) Number, Corporate Linkage, and Predictive Indicators. The DUNSRightTM quality process has been a key enabler of progress to date and will continue to be crucial to our growth going forward. Our DUNSRightTM quality process is explained in more detail in “Item 1. Business” of our Form 10-K for the year ended December 31, 2004.
Recently Issued Accounting Standards
     See Note 2 — Recent Accounting Pronouncements to our unaudited consolidated financial statements included in this Form 10-Q for disclosure of the impact that recently issued accounting standards may have on our unaudited consolidated financial statements.
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
     The following tables present our revenue by segment and our revenue by customer solution set for each of the three month and nine month periods ended September 30, 2005 and 2004, respectively. Additionally, these tables reconcile the non-GAAP measure of core revenue to the GAAP measure of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in millions)		(Amounts in millions)
Revenues by Segment:
U.S.	$259.0	$240.2	$775.9	$718.5
International	82.6	78.7	258.7	234.3

Core Revenue	341.6	318.9	1,034.6	952.8
Divested Businesses	—	14.3	—	73.7

Total Revenue	$341.6	$333.2	$1,034.6	$1,026.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in millions)		(Amounts in millions)
Revenues by Customer Solution Set:
Risk Management Solutions	$229.6	$215.3	$709.7	$653.8
Sales & Marketing Solutions	84.1	82.4	251.2	241.0
E-Business Solutions	17.9	12.9	50.2	36.0
Supply Management Solutions	10.0	8.3	23.5	22.0

Core Revenue	341.6	318.9	1,034.6	952.8
Divested Businesses	—	14.3	—	73.7

Total Revenue	$341.6	$333.2	$1,034.6	$1,026.5

     Three months ended September 30, 2005 vs. three months ended September 30, 2004
     For the three months ended September 30, 2005, total revenue increased $8.4 million, or 3% (2% increase before the effect of foreign exchange) as compared to the three months ended September 30, 2004. This reflects an increase of $22.7 million, or 7% (7% increase before the effect of foreign exchange) in core revenue and a $14.3 million decrease as a result of the loss of revenue associated with our divested businesses which were divested in 2004. The revenue increase was driven by revenue growth in the U.S. of $18.8 million, or 8%, and International of $3.9 million, or 5% (4% increase before the effect of foreign exchange). For the three months ended September 30, 2005, our Italian real estate data business contributed one percentage point of growth in core revenue with the majority of the growth due to a price increase, which is discussed further in the International segment section below, and the acquisition of a controlling interest in RIBES S.p.A in the fourth quarter of 2004.

     On a customer solution set basis, the $22.7 million increase in our core revenue for the three months ended September 30, 2005 versus the three months ended September 30, 2004 reflects:
•	a $14.3 million, or 7%, increase in Risk Management Solutions (6% increase before the effect of foreign exchange). The increase was driven by an increase in the U.S. of $11.3 million, or 8%, and an increase in International of $3.0 million, or 5% (4% increase before the effect of foreign exchange). Additionally, as noted above, our Italian real estate data business contributed one percentage point of Risk Management Solutions growth with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A.

Traditional Risk Management Solutions, which accounted for 81% of total Risk Management Solutions, increased 5% (5% increase before the effect of foreign exchange). For the three months ended September 30, 2005, our Italian real estate data business contributed two percentage points of Traditional Risk Management Solutions growth with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A. Excluding the Italian real estate data business, Traditional Risk Management Solutions increased primarily due to (i.) continued growth in our Risk Management subscription plan in the U.S. for our customers who are willing to increase the level of business they do with us and (ii.) growth in our Self Awareness Solutions in the U.S., which allows our small business customers to establish, improve and protect their own credit. The increase in Traditional Risk Management Solutions revenue is partially offset by a decline in revenue in the United Kingdom.

Our Value-Added Risk Management Solutions increased by 16% (15% increase before the effect of foreign exchange) due to higher renewal rates on software, and the sale of tailored customer solutions and services that meet our customers’ needs.

•	a $1.7 million, or 2%, increase in Sales & Marketing Solutions (2% increase before the effect of foreign exchange). This improvement was driven by an increase in the U.S. of $1.6 million, or 2%, and an increase in International of $0.1 million, or less than 1% increase.

Traditional Sales & Marketing Solutions, which accounted for 52% of Sales & Marketing Solutions, increased 2% (1% increase before the effect of foreign exchange) compared to the three months ended September 30, 2004. This reflects growth in the U.S. segment, partially offset by lower revenues resulting from a highly competitive local marketplace particularly in our major International market, the United Kingdom.

Value-Added Sales & Marketing Solutions, which accounted for 48% of Sales & Marketing Solutions, increased 2% (3% increase before the effect of foreign exchange) compared to the three months ended September 30, 2004. The increase is due to revenue from our international relationships and from our customers migrating from our traditional solutions to our Value-Added Sales & Marketing Solutions.

•	a $5.0 million, or 39%, increase in E-Business Solutions (39% increase before the effects of foreign exchange), representing the results of Hoover’s, Inc. The increase was driven by an increase in U.S. revenue of $4.1 million, or 32%, and in International revenue of $0.9 million. The increase in the U.S. was primarily due to continued growth in subscription revenue and strong ad sales. We initiated E-Business Solutions in our International segment in the fourth quarter of 2004.

•	a $1.7 million, or 21%, increase in Supply Management Solutions (21% increase before the effect of foreign exchange) is primarily due to volume growth in our customer contract renewals in the U.S.
   Nine months ended September 30, 2005 vs. nine months ended September 30, 2004
     For the nine months ended September 30, 2005, total revenue increased $8.1 million, or 1% (1% decrease before the effect of foreign exchange), as compared to the nine months ended September 30, 2004. This reflects an increase of $81.8 million, or 9% (8% increase before the effect of foreign exchange) in core revenue and a $73.7 million decrease as a result of the loss of revenue associated with our International divested businesses. The revenue increase was driven by core revenue growth in the U.S. of $57.4 million, or 8%, and an increase of International core revenue of $24.4 million, or 10% (6% increase before the effect of foreign exchange). For the nine months ended September 30, 2005, our Italian real estate data business contributed one percentage point of core revenue growth with the majority of the growth due to a price increase, and the acquisition of a controlling interest in RIBES S.p.A.
     On a customer solution set basis, the $81.8 million increase in our core revenue results for the nine months ended September 30, 2005 versus the nine months ended September 30, 2004 reflects:
•	a $55.9 million, or 9%, growth in Risk Management Solutions (7% increase before the effect of foreign exchange). The increase was driven by an increase in the U.S. of $31.4 million, or 7%, and an increase in International of $24.5 million, or 13% (9% increase before the effect of foreign exchange). Additionally, as noted above, our Italian real estate data business contributed two percentage points of Risk Management Solutions growth, with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A.

Traditional Risk Management Solutions, which accounted for 82% of total Risk Management Solutions, increased 8% (6% increase before the effect of foreign exchange). For the nine months ended September 30, 2005, the increase in Traditional Risk Management Solutions was positively impacted by two percentage points of growth in our Italian real estate data business with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A. Excluding the Italian real estate data business, Traditional Risk Management Solutions increased due to (i.) continued growth in our Risk Management subscription plan in the U.S. for our customers who are willing to increase the level of business they do with us and (ii.) growth in our Self Awareness Solutions in the U.S., which allows our small business customers to establish, improve and protect their own credit.

Our Value-Added Risk Management Solutions, which accounted for 18% of total Risk Management Solutions, increased by 13% (13% increase before the effect of foreign exchange) due to higher renewal rates on software, and the sale of tailored customer solutions and services that meet our customers’ needs.

•	a $10.2 million, or 4%, increase in Sales & Marketing Solutions (4% increase before the effect of foreign exchange). Traditional Sales & Marketing Solutions increased 1% (1% increase before the effect of foreign exchange). The increase is due to increased growth in the U.S. primarily in our third party channels partially offset by a decrease in our International segment due to a highly competitive local marketplace particularly in our major market, the United Kingdom. Value-Added Sales & Marketing Solutions increased by 7% (7% increase before the effect of foreign exchange) due to the growth in Customer Information Management (CIM) and revenue from our international relationships.

•	a $14.2 million, or 39%, increase in E-Business Solutions, (39% increase before the effects of foreign exchange), representing the results of Hoover’s, Inc. The increase was driven by an increase in U.S. revenue of $12.3 million, or 34%, and in International revenue of $1.9 million. The increase in the U.S. was primarily due to continued growth in subscription revenue and strong ad sales. We initiated E-Business Solutions in our International segment in the fourth quarter of 2004.

•	a $1.5 million, or 8%, increase in Supply Management Solutions (7% increase before the effect of foreign exchange) is primarily due to volume growth in our customer contract renewals in the U.S.

Consolidated Operating Costs
     The following table presents our consolidated operating costs and operating income for the three month and nine month periods ended September 30, 2005 and 2004, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$105.7	$98.4	$307.8	$306.9
Selling and Administrative Expenses	143.4	148.1	451.8	461.4
Depreciation and Amortization	8.6	11.1	26.0	34.3
Restructuring Charge	4.7	2.7	21.6	20.9

Operating Costs	$262.4	$260.3	$807.2	$823.5

Operating Income	$79.2	$72.9	$227.4	$203.0

     Operating Expenses
     Operating expenses increased $7.3 million, or 8%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. The increase for the three month period ended September 30, 2005, was primarily due to investments in our DUNSRightTM quality process, certain tax legislation in Italy which has increased the operating costs of our Italian real estate data business in 2005, and the impact of foreign exchange partially offset by reduced costs associated with the sale of our divested businesses in Central Europe, Iberia and France.
     Operating expenses increased $0.9 million, or less than 1%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase for the nine month period ended September 30, 2005, was primarily due to certain tax legislation in Italy which has increased the operating costs of our Italian real estate data business in 2005, investments in our DUNSRightTM quality process. and the impact of foreign exchange partially offset by reduced costs associated with the sale of our divested businesses in Central Europe, Iberia and France.
     Selling and Administrative Expenses
     Selling and administrative expenses decreased $4.7 million, or 3%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. Selling and administrative expenses decreased $9.6 million, or 2%, for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. The decrease for the three and nine month periods ended September 30, 2005 was primarily due to the (i.) reduced costs associated with the sale of our divested businesses in, Central Europe, Iberia and France; and (ii.) administrative cost savings, such as lower compensation costs achieved through our Financial Flexibility Programs partially offset by (i.) additional costs related to revenue generating investments as well as additional variable costs (such as commissions and bonus) incurred as a result of increased revenues; (ii.) legal costs related to the final resolution of all disputes on the sale of our French business (see Note 8 — Contingencies (Additional Matters) to the unaudited consolidated financial statements to this Form 10-Q for additional information), and (iii.) the impact of foreign exchange.
     We had net pension cost of $4.3 million and $7.3 million for the three and nine month periods ended September 30, 2005, respectively, compared to net pension income of $3.4 million and $11.5 million for the three month and nine month periods ended September 30, 2004, respectively. The decrease in pension income or increase in cost in 2005 was primarily due to a one-quarter percentage point decrease in the long-term rate of return assumption used in 2005 for our U.S. Qualified Plan and the one-quarter percentage point decrease in the discount rate applied to the U.S. Qualified (from January 1, 2005 to September 15, 2005) and Non-Qualified Plans. For the U.S. Qualified plan, the discount rate was further reduced by another one-half percentage point at September 15, 2005 due to a plan remeasurement related to a curtailment charge associated with our 2005 Financial Flexibility Program. Additionally, the increased actuarial loss included in our 2005 pension cost, as required by Statement of Financial Accounting Standards (“SFAS”) No. 87. Employers’ Accounting for Pension,” contributed to the increase in our 2005 pension cost.
     We had post-retirement benefit income of $1.3 million and $4.3 million for the three and nine month periods ended September 30, 2005, respectively, compared to $3.3 million and $2.3 million for the three and nine month periods ended September 30, 2004, respectively. For the three months ended September 30, 2005, the decrease of $2.0 million is due to higher post-retirement benefits for the third quarter of 2004 reflecting an adjustment associated with actuarial experience. For the nine months ended September 30, 2005, the increase of $2.0 million in post-retirement benefit income was primarily due to the enactment of the Medicare Reform Act in the third quarter of 2004 and the financial impact of related federal guidance concerning actuarial equivalency recognized in the first quarter of 2005. Additionally, our 2005 post-retirement benefit income reflected fewer plan participants and drug claims rebate revenue. We consider net pension income and post-retirement benefit costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
     Depreciation and Amortization
     Depreciation and amortization decreased $2.5 million, or 23%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. Depreciation and amortization decreased $8.3 million, or 24%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The decrease for both the three month and the nine month periods ended September 30, 2005 is primarily driven by our business model changes, which have enabled us to reduce the capital requirements of our business through continuous reengineering, leveraging partners in key markets and outsourcing capital intensive activities.
     Restructuring Charge
     During the three month and nine month periods ended September 30, 2005, we recognized a net restructuring charge of $4.7 million and $21.6 million respectively, consisting of the following two Financial Flexibility Programs:
•	During the three months ended, September 30, 2005, we recognized a $4.5 million restructuring charge in connection with the 2005 Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”). The charge was recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included $4.1 million for severance and termination costs related to approximately 60 employees, $0.1 million pension plan curtailment charge and $0.3 million for other costs to consolidate or close facilities and relocate employees. During the three months ended September 30, 2005, approximately 44 employees were terminated in conjunction with our 2005 Financial Flexibility Program. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations.

During the nine months ended September 30, 2005, we recognized a $22.0 million of restructuring charge in connection with the 2005 Financial Flexibility program. The year-to-date charge includes $20.2 million for severance and termination costs related to approximately 340 employees, $0.4 million pension plan charge and $1.4 million in for lease termination obligations. We expect to record approximately $30.0 million to $31.0 million for all restructuring charges related to the 2005 Financial Flexibility Program including $27.0 million to $28.0 million for severance and termination costs related to approximately 400 positions and $3 million for lease termination obligations and other costs to consolidate or close facilities and relocate employees.

•	In addition, during the three months ended September 30, 2005, we recognized a $0.2 million net restructuring charge for the International Business Machines Corporation (“IBM”) outsourcing agreement in connection with the 2004 Financial Flexibility Program announced in February 2004

(“2004 Financial Flexibility Program”). The charge included $0.3 million for severance and termination costs related to approximately 50 employees (offset by a $0.1 million post-retirement curtailment gain due to the 2004 Financial Flexibility Program employee actions discussed below). During the three months ended September 30, 2005, approximately 24 employees were terminated in conjunction with our 2004 Financial Flexibility Program. Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations.

During the nine months ended September 30, 2005, we recognized $0.4 million of restructuring gain in connection with the 2004 Financial Flexibility Program. The year-to-date gain includes $5.4 million for severance and termination costs related to approximately 630 employees and $5.8 million post retirement curtailment gain. We expect to record approximately $5 million before the effects of the post-retirement curtailment gain of approximately $6 million by the end of 2005.

In accordance with SFAS No. 106, Employers’ Accounting For Post-Retirement Benefits Other Than Pensions, we were required to recognize a curtailment gain for the post-retirement plans related to the employee actions of the 2004 Financial Flexibility Program and 2005 Financial Flexibility Program. The curtailment accounting required us to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the layoffs. During the three month and nine month periods ended September 30, 2005, we recognized a $0.1 million and $5.8 curtailment gain, respectively, related to our post-retirement benefit plan which was recorded as an increase to earnings. For the three month and nine months ended September 30, 2005, this curtailment gain is included in the $4.7 million and $21.6 million net restructuring charge recorded for the 2004 Financial Flexibility Program and 2005 Financial Flexibility Program discussed above.
     During the three months ended September 30, 2004, we recognized a $2.7 million restructuring charge in connection with our 2004 Financial Flexibility Program in accordance with SFAS No. 146. The charge of $2.6 million was for severance and termination costs related to approximately 800 employees who were terminated in conjunction with the 2004 Financial Flexibility Program and $0.1 million for lease termination obligations. During of the nine months ended September 30, 2004, we recorded $20.9 million of restructuring charges in connection with the 2004 Financial Flexibility program. The year-to-date charge includes $19.4 million for severance and termination costs related to approximately 350 employees and $1.5 million for lease termination obligations.
Interest Income (Expense) — Net
     The following table presents our net interest income and expense for each of the three month and nine month periods ended September 30, 2005 and 2004, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in millions)		(Amounts in millions)
Interest Income	$2.2	$2.1	$8.1	$6.0
Interest Expense	(5.4)	(4.9)	(15.7)	(14.5)

Interest Expense — Net	($3.2)	($2.8)	($7.6)	($8.5)

     For the three months ended September 30, 2005, interest income increased $0.1 million and interest expense increased $0.5 million as compared with the same period in 2004. The increase in both interest income and interest expense was primarily due to higher interest rates.
     For the nine months ended September 30, 2005, interest income increased $2.1 million and interest expense increased $1.2 million as compared with the same period in 2004. The increase in both interest income and interest expense was primarily due to higher interest rates.

Minority Interest
     For the three months ended September 30, 2005, we recorded minority interest expense of $0.2 million and for the nine months ended September 30, 2005, we recorded minority interest income of $0.1 million. Minority interest represents the minority owner’s share of our net income or loss of our majority-owned Italian real estate data company, RIBES, S.p.A. We began consolidating this business after we acquired majority control late in the fourth quarter of 2004.
Other Income (Expense) — Net
     The following table presents our “Other Income (Expense) — Net” for the three month and nine month periods ended September 30, 2005 and 2004, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in millions)		(Amounts in millions)
Miscellaneous Other Income (Expense) — Net (a)	$(0.1)	$0.3	$(0.1)	$1.3
Gain on the Sale of Investment (b)	—	1.2	3.5	1.2
Final resolution of all disputes on the sale of our French business (c)	(2.6)	—	(3.7)	—
Gain on Sale of Businesses (d)	—	—	—	17.3
Lower costs related to the sale of the Iberian business (e)	—	—	0.8	—
Impairment Charge on the Net Assets of our Iberian Operations (f)	—	0.8	—	(0.4)

Total Other Income (Expense) — Net	$(2.7)	$2.3	$0.5	$19.4

(a)	“Miscellaneous Other Income — Net” decreased $0.4 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and decreased $1.4 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in the three and nine month periods ended September 30, 2005 is primarily due to lower foreign currency transaction gains partially offset by lower bank fees.

(b)	During the nine month period ended September 30, 2005, we sold a 5% investment in a South African company for a pre-tax gain of $3.5 million. During the nine month period ended September 30, 2004, we sold an investment in the U.S. for a pre-tax gain of $1.2 million.

(c)	During the three month and nine month periods ended September 30, 2005, we recorded a $2.6 million and a $3.7 million charge, respectively, related to the final resolution of all disputes on the sale of our French business (see Note 8 — Contingencies (Additional Matters) to the unaudited consolidated financial statements to this Form 10-Q for additional information).

(d)	During the nine months ended September 30, 2004, we sold our operations in the (i.) Nordic region for a pre-tax gain of $7.9 million, (ii.) India and Distribution Channels in Pakistan and the Middle East for a pre-tax gain of $3.8 million; and (iii.) Central Europe for a pre-tax gain of $5.6 million.

(e)	During the nine months ended September 30, 2005, we recorded a reversal of $0.8 million of costs as a result of lower than expected costs related to the sale of our Iberian business during the fourth quarter of 2004.

(f)	During the three months ended September 30, 2004, we recorded a reduction of $0.8 million impairment charge made in the second quarter of 2004 in order to reflect the fair market value of the net assets of our Iberian operations as of the end of the third quarter of 2004. During the nine months ended September 30, 2004, we recorded an impairment charge of $0.4 million related to the write-down of net assets of our Iberian operations to fair market value.

Provision for Income Taxes
     For the three months ended September 30, 2005, our effective tax rate was 57.1%, as compared to 34.8% for the three months ended September 30, 2004. The effective tax rate for the three months ended September 30, 2005 was negatively impacted by 12.4 points for the tax associated with the adoption of FSP No. FAS 109-2 (see Note 2 — Recent Accounting Pronouncements for additional information) relating to foreign cash repatriation, by 8.6 points resulting from an increase in our tax legacy reserve for “Royalty Expense Deductions 1993-1997” (see Note 8 — Contingencies (Tax Matters) for additional information), by 1.0 point resulting from the non-deductibility in some countries of certain items included within the restructuring charge and positively impacted by 3.2 points for the interest benefit on a carry back claim and tax credit refunds. The effective tax rate for the three months ended September 30, 2004 had been positively impacted by 2.1 points for tax benefits related to the sale of our operation in Iberia and by 1.4 points for global tax planning initiatives.
     For the nine months ended September 30, 2005, our effective tax rate was 40.9% as compared to 36.2% for the nine months ended September 30, 2004. The effective tax rate for the nine months ended September 30, 2005 was negatively impacted by 4.1 points for the tax associated with the adoption of FSP No. FAS 109-2 (see Note 2 — Recent Accounting Pronouncements for additional information) relating to foreign cash repatriation, by 2.8 points resulting from an increase in our tax legacy reserve for “Royalty Expense Deductions 1993-1997” (see Note 8 — Contingencies (Tax Matters) for additional information) and by 1.2 points resulting from the non-deductibility in some countries of certain items included within the restructuring charge and positively impacted by 4.1 points for a tax deduction related to the liquidation of dormant entities that remained after the sale of our operations in the Nordic region (Sweden, Denmark, Norway, and Finland) and by 1.0 point for the interest benefit on a carry back claim and tax credit refunds. The effective tax rate for the nine months ended September 30, 2004 had been positively impacted by 1.1 points for tax benefits related to the sales of our operations in Central Europe, Iberia, India and Nordic region and positively impacted by 0.6 points for global tax planning initiatives.
Equity in Net Income of Affiliates
     During the three and nine month periods ended September 30, 2005, we recorded $0.4 million and $0.6 million, respectively, as compared to $0.3 million for both the three and nine month periods ended September 30, 2004.
Earnings per Share
     We reported earnings per share, or EPS, for the three month and nine month periods ended September 30, 2005 and 2004, respectively, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic Earnings Per Share	$0.48	$0.68	$1.95	$1.93
Diluted Earnings Per Share	$0.46	$0.65	$1.87	$1.86
     For the three months ended September 30, 2005, basic EPS decreased 29%, compared with the three months ended September 30, 2004, reflecting a 33% decrease in net income and a 5% reduction in the weighted average number of basic shares outstanding. Diluted EPS decreased 29%, compared with the three months ended September 30, 2004, reflecting a 33% decrease in net income and a 5% reduction in the weighted average number of diluted shares outstanding. Shares outstanding for the three months ended September 30, 2005, were reduced as a result of our repurchase of 201,681 of common stock to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan and our repurchase of 793,494 shares in connection with our $400 million, two-year share repurchase program approved by the Board of Directors in February 2005.
     For the nine months ended September 30, 2005, basic EPS increased 1%, compared with the nine months ended September 30, 2004, reflecting a 5% reduction in the weighted average number of basic shares outstanding and a 4% decrease in net income. Diluted EPS increased 1%, compared with the nine months ended September 30, 2004, reflecting a 5% reduction in the weighted average number of diluted shares outstanding and a 4% decrease in net income. Shares outstanding were reduced for the nine months ended September 30, 2005 as a result of our repurchase of 924,094 shares of common stock to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan and our repurchase 2,415,381 shares in connection with our $400 million, two-year share repurchase program approved by the Board of Directors in February 2005.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Non-core gains and (charges) included in Consolidated Operating Costs:
Restructuring costs related to our Financial Flexibility Programs	$(4.7)	$(2.7)	$(21.6)	$(20.9)
(Charge)/Gain related to final resolution of all disputes on the sale of our French business	$0.4	$—	$(0.4)	$—
Non-core gains and (charges) included in Other Income (Expense) — Net:
Gain on sale of an investment in a South African Company	$—	$—	$3.5	$—
Charge related to final resolution of all disputes on the sale of our French business	$(2.6)	$—	$(3.7)	$—
Lower costs related to the sale of Iberia	$—	$—	$0.8	$—
Gains on sales of operations in the Nordic region	$—	$—	$—	$7.9
Gains on sales of operations in India and Distribution Channels in Pakistan and the Middle East	$—	$—	$—	$3.8
Gains on sales of operations in Central Europe	$—	$—	$—	$5.6
Impairment charge on the write down on net assets of our Iberian Operations to their fair market value	$—	$0.8	$—	$(0.4)
Non-core gains and (charges) included in Provision for Income Taxes:
Tax Liability for the adoption of FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”	$(9.1)	$—	$(9.1)	$—
Increase in Legacy Tax Reserve for “Royalty Expense Deductions 1993-1997”	$(6.3)	$—	$(6.3)	$—
Tax benefits recognized upon the liquidation of dormant international entities	$—	$—	$9.0	$—
Restructuring costs related to our Financial Flexibility Programs	$1.1	$1.0	$5.0	$7.2
Gain on sale of an investment in a South African Company	$—	$—	$(1.5)	$—
Charge related to final resolution of all disputes on the sale of our French business	$0.8	$—	$1.5	$—
Gains on sale of operations in the Nordic region	$—	$—	$—	$1.7
Gains on sale of operations in India and Distribution Channels in Pakistan and the Middle East	$—	$—	$—	$(1.9)
Gains on sales of operations in Central Europe	$—	$—	$—	$(2.7)
Impairment charge on the net assets of our Iberian operations	$—	$1.3	$—	$(0.7)

Segment Results
     On January 1, 2005, we began managing our operations in Canada as part of our International segment. As part of this change, our results are reported under the following two segments: U.S. and International. We have conformed historical amounts to reflect the new segment structure.
     The operating segments reported below, U.S. and International, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.
United States
     U.S. is our largest segment, representing 76% and 75% of our core revenue and our total revenue for the three month and nine month periods ended September 30, 2005, respectively. Total revenue and core revenue for this segment were the same for both the three month and nine month periods ended September 30, 2005, respectively, as there were no divestitures within this segment during these periods.
     The following table presents our U.S. revenue by customer solution set and U.S. net operating income for each of the three month and nine month periods ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in millions)
Revenues
Risk Management Solutions	$160.7	$149.4	$490.7	$459.3
Sales & Marketing Solutions	72.1	70.5	216.3	204.0
E-Business Solutions	17.0	12.9	48.3	36.0
Supply Management Solutions	9.2	7.4	20.6	19.2

U.S. Core and Total Revenue	$259.0	$240.2	$775.9	$718.5

Net Operating Income	$87.3	$81.0	$267.7	$236.5

   Three months ended September 30, 2005 vs. three months ended September 30, 2004
     U.S. total and core revenue increased $18.8 million, or 8%, for the three months ended September 30, 2005 compared with the three months ended September 30, 2004. The increase is due to increased revenue in all of our customer solution sets.
     On a customer solutions set basis, the $18.8 million increase in total and core revenue for the three months ended September 30, 2005 versus the three months ended September 30, 2004 reflects:
•	a $11.3 million, or 8%, increase in Risk Management Solutions. Traditional Risk Management Solutions, which accounted for 79% of total U.S. Risk Management Solutions, increased 5%. There were two main drivers of this growth: (i.) the continued growth in our subscription plan for customers who are willing to increase the level of business they do with us. The subscription plan provides expanded access to our Risk Management Solutions in a way that provides more certainty over related costs to the customer, which in turn generally results in customers increasing their spend on our products; and (ii.) our Self Awareness Solutions, which allows our small business customers to establish, improve and protect their own credit. Value-Added Risk Management Solutions, which accounted for 21% of total U.S. Risk Management Solutions, increased 16%. The increase was primarily attributable to higher renewal rates on software, and the sale of tailored customer solutions and services that meet our customers’ needs, as well as the timing of customer renewals into this quarter.

•	a $1.6 million, or 2%, increase in Sales & Marketing Solutions. Traditional Sales & Marketing Solutions, which accounted for 51% of total U.S. Sales & Marketing Solutions, increased 7%. The increase is primarily attributed to the increased strength in our core solutions in this market. Our Value-Added Sales & Marketing Solutions, which accounted for 49% of total U.S. Sales & Marketing Solutions decreased by 3%. The decrease was primarily driven by a shift in the timing of customer renewals.

•	a $4.1 million, or 32%, increase in E-Business Solutions representing the results of Hoover’s Inc. The increase is attributed to the continued growth in subscription revenue and strong ad sales.

•	a $1.8 million, or 26%, increase in Supply Management Solutions, our smallest solution set, is primarily due to an increase in value in our customer contract renewals and acquisition of new customers.
     Revenue growth across all customer solution sets also benefited from our DUNSRight™ quality process, resulting in an improved value proposition for our customers.
     U.S. net operating income for the three months ended September 30, 2005 was $87.3 million, compared to $81.0 million for the three months ended September 30, 2004, an increase of $6.3 million, or 8%. The increase in operating income was due to an 8% increase in U.S. revenue for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, the benefits of our reengineering efforts offset by related investments made to drive revenue growth and the acquisition of LiveCapital, Inc.
   Nine months ended September 30, 2005 vs. nine months ended September 30, 2004
     U.S. total and core revenue increased $57.4 million, or 8%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase is due to increased revenue in all of our customer solution sets.
     On a customer solutions set basis, the $57.4 million increase in total and core revenue for the nine months ended September 30, 2005 versus the nine months ended September 30, 2004 reflects:
•	a $31.4 million, or 7%, increase in Risk Management Solutions. Traditional Risk Management Solutions, which accounted for 78% of total U.S. Risk Management Solutions, increased 5%. There were two main drivers of this growth: (i.) the continued growth in our subscription plan for customers who are willing to increase the level of business they do with us; and (ii.) our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit. Value-Added Risk Management Solutions, which accounted for 22% of total U.S. Risk Management Solutions, increased 13%. The increase was primarily attributable to higher renewal rates on software, and the sale of tailored customer solutions and services that meet our customers’ needs.

•	a $12.3 million, or 6%, increase in Sales & Marketing Solutions. Traditional Sales & Marketing Solutions, which accounted for 48% of total U.S. Sales & Marketing Solutions, increased 9%. The increase in the Traditional Sales & Marketing Solutions is driven by our investments in our DUNSRighttm quality process which has resulted in revenue growth in our third party channels as well as investments in Traditional product enhancements. Our Value-Added Sales & Marketing Solutions, which accounted for 52% of total U.S. Sales & Marketing Solutions, increased by 3%. The increase was primarily driven by our CIM products.

•	a $12.3 million, or 34%, increase in E-Business Solutions representing the results of Hoover’s Inc. The increase is attributable to the continued growth in subscription revenue and strong ad sales.

•	$1.4 million, or 8%, increase in Supply Management Solutions, our smallest solution set, is primarily due to an increase in value in our customer contract renewals.
     Revenue growth also benefited from our DUNSRight™ quality process, resulting in an improved value proposition for our customers.

     U.S. operating income for the nine months ended September 30, 2005 was $267.7 million, compared to $236.5 million for the nine months ended September 30, 2004, an increase of $31.2 million, or 13%. The increase in operating income was due to an 8% increase in U.S. revenue for the nine months ended September 30, 2005, the benefits of our reengineering efforts offset by related investments made to drive revenue growth and the acquisition of LiveCapital, Inc.
International
     International represented 24% and 25% of our total revenue and core revenue for the three month and nine month periods ended September 30, 2005, respectively. The following table presents our International revenue by customer solution set and international net operating income for each of the three month and nine month periods ended September 30, 2005 and 2004. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in millions)
Revenues
Risk Management Solutions	$68.9	$65.9	$219.0	$194.5
Sales & Marketing Solutions	12.0	11.9	34.9	37.0
E-Business Solutions	0.9	—	1.9	—
Supply Management Solutions	0.8	0.9	2.9	2.8

International Core Revenue	82.6	78.7	258.7	234.3
Divested Businesses	—	14.3	—	73.7

Total International Revenue	$82.6	$93.0	$258.7	$308.0

Net Operating Income	$13.1	$13.5	$35.5	$45.8

   Three months ended September 30, 2005 vs. three months ended September 30, 2004
     International total revenue decreased $10.4 million, or 11% (12% decrease before the effect of foreign exchange), for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily as a result of our having divested certain businesses. These divested businesses accounted for $14.3 million of revenue for the three months ended September 30, 2004. International core revenue increased $3.9 million or 5% (4% increase before the effect of foreign exchange), for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. For the three months ended September 30, 2005, our Italian real estate data business contributed four percentage points of core revenue growth with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A.
     On a customer solution set basis, the $3.9 million increase in International core revenue for the three months ended September 30, 2005 versus the three months ended September 30, 2004 reflects:
•	a $3.0 million, or 5%, increase in Risk Management Solutions (4% increase before the effect of foreign exchange), as follows:

For the three months ended September 30, 2005, Traditional Risk Management Solutions, which accounted for 88% of total International Risk Management Solutions, increased 3% (3% increase before the effect of foreign exchange). This increase was primarily attributed to our Italian real estate data business, which contributed seven percentage points of growth, with the majority of such growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A. Excluding the Italian real estate data business, Traditional Risk Management Solutions decreased due to a decline in revenue in the United Kingdom resulting primarily from the continued impact of lower customer product usage due to our insufficient focus on customer renewals in late 2004 and the first quarter of

2005 partially offset by an increase in revenue in our other International markets, primarily resulting from increased product usage by existing customers.

For the three months ended September 30, 2005, Value-Added Risk Management Solutions, which accounted for 12% of total International Risk Management Solutions, increased 14% (13% increase before the effect of foreign exchange). The increase was primarily driven by new project oriented business in our Benelux and Asia Pacific markets, partially offset by a decline in project revenue from certain of our Italian market businesses.

•	Sales & Marketing Solutions remained flat as compared to the prior year period, as follows:

For the three months ended September 30, 2005, Traditional Sales & Marketing Solutions, which accounted for 60% of our total International Sales & Marketing Solutions, decreased 21% (21% decrease before the effect of foreign exchange). Such decrease was primarily attributed to lower revenues resulting from a highly competitive marketplace in the United Kingdom.

For the three months ended September 30, 2005, our Value-Added Sales & Marketing Solutions, which accounted for 40% of our total International Sales & Marketing Solutions, increased 61% (60% increase before the effect of foreign exchange), due to revenue from our international partners and from our customers migrating from our traditional offerings to our Value-Added Sales & Marketing Solutions.

•	a $0.9 million of revenue from E-Business Solutions, which we initiated in the fourth quarter of 2004.

•	a $0.1 million, or 18%, decrease in Supply Management Solutions (19% decrease before the effect of foreign exchange).
     International core revenue growth also benefited from revenue related to our international market leadership strategy. Through this strategy, we have developed partnerships with strong local partners who have enhanced our DUNSRight™ quality process.
     Net international operating income decreased $0.4 million, or 4%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This decrease is primarily due to a decline in revenue in the United Kingdom, increased expense related to the investigation and final resolution of the dispute on the sale of our French business, increased legal expenses, the loss of income from our divested businesses and increased investments in data to drive revenue growth in certain of our international markets. The decrease is partially offset by the benefits of our reengineering efforts.
   Nine months ended September 30, 2005 vs. nine months ended September 30, 2004
     International total revenue decreased $49.3 million, or 16% (19% decrease before the effect of foreign exchange), for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily as a result of our having divested certain businesses. These divested businesses accounted for $73.7 million of revenue for the nine months ended September 30, 2004. International core revenue increased $24.4 million, or 10% (6% increase before the effect of foreign exchange), for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. For the nine months ended September 30, 2005, our Italian real estate data business contributed five percentage points of core revenue growth with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A.
     On a customer solution set basis, the $24.4 million increase in International core revenue for the nine months ended September 30, 2005 versus the nine months ended September 30, 2004 reflects:
•	a $24.5 million, or 13%, increase in Risk Management Solutions (9% increase before the effect of foreign exchange), as follows:

For the nine months ended September 30, 2005, Traditional Risk Management Solutions, which accounted for 90% of total International Risk Management Solutions, increased 13% (8% increase before the effect of foreign exchange). Such increase was primarily attributed to our Italian real estate data business, which contributed seven percentage points of growth, with the majority of such growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A. Excluding the Italian real estate data business, Traditional Risk Management Solutions was flat due to a decline in revenue in the United Kingdom resulting primarily from the continued impact of lower customer product usage due to our insufficient focus on customer renewals in late 2004 and the first quarter of 2005 offset by an increase in revenue in our other International markets, primarily resulting from increased product usage by existing customers.

For the nine months ended September 30, 2005, Value-Added Risk Management Solutions which accounted for 10% of total International Risk Management Solutions increased 14% (9% increase before the effect of foreign exchange). The increase was primarily driven by new project oriented business in our Benelux and Asia Pacific markets and royalties from our partnership relationships, partially offset by a decline in customers and customer usage in certain of our Italian businesses.

•	a $2.1 million, or 6%, decrease in Sales & Marketing Solutions (9% decrease before the effect of foreign exchange), as follows:

For the nine months ended September 30, 2005, Traditional Sales & Marketing Solutions, which accounted for 55% of our total International Sales & Marketing Solutions, decreased 27% (29% decrease before the effect of foreign exchange). Such decrease was attributed to lower revenues resulting from a highly competitive marketplace in the United Kingdom.

For the nine months ended September 30, 2005, our Value-Added Sales & Marketing Solutions, which accounted for 45% of our total International Sales & Marketing, increased 45% (41% increase before the effect of foreign exchange). This is due to revenue from our international partners and from our customers migrating from our traditional offerings to our Value-Added Sales & Marketing Solutions.

•	$1.9 million of revenue from E-Business Solutions, which we initiated in the fourth quarter of 2004.

•	Supply Management Solutions remained flat as compared to the prior year period.
     Net international operating income decreased $10.3 million, or 23%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to a decline in revenue in the United Kingdom, the loss of income from our divested businesses, increased expenses related to the investigation and final resolution of the dispute on the sale of our French business, as described in Note 8 — Contingencies (Additional Matters) to the unaudited consolidated financial statements to this Form 10-Q, increased legal expenses and increased investments in data to drive revenue growth in certain of our international markets. The decrease is partially offset by the benefits of our reengineering efforts.
     These factors are offset by savings obtained as a result of our Financial Flexibility Program.
     The following factors affecting International create particular challenges to our international business:
•	Our competition is primarily local, and our customers may have greater loyalty to our local competitors.

•	Credit insurance is a significant credit risk mitigation tool in certain markets. This reduces the demand for information-based credit risk mitigation tools, such as those offered by us.

•	In certain local markets, key data elements are generally available from public-sector sources, thus reducing our data collection advantage.

•	Our revenue from our real estate data business in Italy continues to be subject to a number of risks and uncertainties due to (i) recent tax legislation which could result in additional declines in customer usage, as customers evaluate the related price increases; (ii) competitive pressures; and (iii) future legislative actions that might further impact the economics of our operations.
     The recent tax legislation in Italy has increased the operating costs of our Italian real estate data business in 2005. Specifically, the law increases data acquisition costs for Italian real estate data that we acquire to support our business. Our action plan to address these incremental costs and mitigate the impact to our operating income in Italy has been a combination of price increases to our customers, which we implemented in February 2005, and reengineering efforts. We continue to monitor our Italian operations and are continuing to consider our strategic alternatives with respect to this business.
Liquidity and Financial Position
     In accordance with our Blueprint for Growth strategy, we have used our cash for three primary purposes: investments in the current business, acquisitions as appropriate, and our share repurchase programs.
     We believe that cash provided by operating activities, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs, including the cash cost of our restructuring charges, transition costs, contractual obligations and contingencies (see Note 8 — Contingencies to the unaudited consolidated financial statements to this Form 10-Q). In addition, our $300 million debt obligation under our fixed-rate notes is repayable in March 2006. We are currently reviewing all available alternatives with respect thereto, including, the possibility of refinancing of such debt.
     Cash Provided by Operating Activities
     Net cash provided by operating activities decreased by $15.2 million for the nine months ended September 30, 2005 compared to the same period in 2004. This decline was driven by $50.3 million of increased tax payments due to the settlement of our legacy tax matters. Also impacting the decline in cash flows from operations was spending related to restructuring which was $26.8 million in for the nine months ended September 30, 2005 compared with $19.6 million for the same period in 2004. These increased uses of cash were partially offset by higher sales, increased tax refunds and a decline in outflows relating to accounts payable and accrued liabilities due to timing of payments.
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
     Net cash provided by investing activities totaled $66.0 million in the nine months ended September 30, 2005, compared with net cash used in investing activities of $48.4 million in nine months ended September 30, 2004. This change primarily relates to the following activities in both years.
     During nine months ended September 30, 2005, we received $82.6 million from the sale of net investments in short-term marketable securities. During nine months ended September 30, 2004, we incurred $76.8 million of net investments in short-term marketable securities.
     During the nine months ended September 30, 2005, we received net proceeds of $18.5 million related to the sale of the following:
•	In April of 2005, we sold our equity investment in South Africa for proceeds of $5.3 million.

•	In October of 2004, we sold our operations in France to BASE D’Informations Legales Holding S.A.S. (“Bil Holding”) for $30.1 million, primarily consisting of $15.0 million in cash and $14.0 million in other receivables. During the nine months ended September 30, 2005, we collected a majority of the receivables outstanding.

•	In May of 2004, we completed the sale of our Central European operations to Bonnier Affarsinformation AB. Proceeds were $25.7 million, consisting of $18.1 million in cash and $7.6 million in other receivables, of which $5.6 million was collected in June 2004 and the remaining was collected in 2005.

     During the nine months ended September 30, 2005, we made payment of $17.9 million related to the following:
•	In July of 2005, we acquired LiveCapital, Inc. We paid $16.6 million, net of cash acquired of $0.5 million.

•	During 2004, we acquired an additional 16% interest in RIBES S.p.A., resulting in a 51% ownership interest in RIBES, a leading provider of business information to Italian banks for $3.4 million (net of cash acquired), of which $2.0 million was paid during the fourth quarter of 2004. The remaining $1.3 million was paid in the third quarter of 2005.
     During the nine months ended September 30, 2004, we received net proceeds of $56.5 million related to the sale of the following:
•	In May of 2004, we completed the sale of our Central European operations to Bonnier. Proceeds were $25.7 million, consisting of $18.1 million in cash and $7.6 million in other receivables, of which $5.6 million was collected in June 2004.

•	In February of 2004, we sold our operations in India and our Distribution Channels in Pakistan and the Middle East for $7.7 million. We received proceeds of $7.3 million (net of withholding tax), consisting of cash of $6.5 million and an investment in the amount of $0.8 million representing a 10% remaining interest in the divested entity.

•	In December of 2003, we sold our Nordic operations to Bonnier Affarsinformation AB. We received proceeds from the sale of $42.7 million, consisting of cash of $35.9 million, notes receivable of $5.9 million and another receivable of $0.9 million.
     Investments in total capital expenditures, including computer software and other intangibles were $17.9 million in the nine months ended September 30, 2005 and $19.6 million in the nine months ended September 30, 2004, primarily in the U.S. segment for both periods.
     Cash Used in Financing Activities
     Net cash used in financing activities was $197.0 million for the nine months ended September 30, 2005 and $174.9 million for the nine months ended September 30, 2004.
     During the nine months ended September 30, 2005 and 2004, cash used in financing activities was largely attributable to the purchase of treasury shares. In the nine months ended September 30, 2005, we repurchased 924,094 shares of stock for $57.0 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the nine months ended September 30, 2005, we repurchased 2,415,381 shares for $150.6 million related to a previously announced $400 million two-year share repurchase program approved by our Board of Directors in February, 2005. In the nine months ended September 30, 2004, we repurchased 919,000 shares of stock for $48.7 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, during the nine months ended September 30, 2004, we repurchased 2,591,940 shares for $140.7 million related to a previously announced $200 million one-year share repurchase program approved by our Board of Directors in February, 2004. This program was completed by December 31, 2004.
     For the nine months ended September 30, 2005, net proceeds from our stock plans were $18.5 million, compared with $14.2 million for the nine months ended September 30, 2004.
     As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and D&B entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). Based on the TAA, we made a payment of $9.2 million to Moody’s/D&B2 during the second quarter of 2005. See “Future Liquidity — Sources and Uses of Funds — Spin-off Obligation” for further detail.
     At September 30, 2005, certain of our international operations had non-committed lines of credit of $12.8 million and had $2.0 million of borrowings outstanding under these lines of credit. These arrangements have no material commitment fees or compensating balance requirements.

     Free Cash Flow
     We define free cash flow as net cash provided by operating activities less capital expenditures and additions to computer software and other intangibles. The following table provides reconciliation from our net cash provided by operating activities to free cash flow:

	Nine Months
	Ended
	September 30,
	2005	2004
Net Cash provided by Operating Activities	$159.1	$174.3
Capital Expenditures	(4.5)	(9.1)
Additions to Computer Software and Other Intangibles	(13.4)	(10.5)

Free Cash Flow	$141.2	$154.7

The decrease in free cash flow is primarily attributed to the decrease in net cash provided by operating activities as described above.
Future Liquidity — Sources and Uses of Funds
     Contractual Obligations
     Our $300 million debt obligation under our fixed-rate notes is repayable in March 2006. We are currently reviewing all available alternatives with respect thereto, including, the possibility of refinancing such debt.
     On September 30, 2005, we entered into an interest rate derivative transaction with an aggregate notional amount of $200 million. The objective of the hedge is to eliminate the variability of future cash flows from market changes in treasury rates in the anticipation of a future debt issuance during the first half of 2006. This transaction will be accounted for as a cash flow hedge. As such, changes in fair value of the swap that take place through the date of debt issuance will be recorded in accumulated other comprehensive income. As of September 30, 2005, the derivative transaction had no impact to accumulated other comprehensive income.
     Share Repurchases
     During the nine months ended September 30, 2005, we repurchased 2,415,381 shares for $150.6 million related to a previously announced $400 million, two-year share repurchase program, approved by our Board of Directors in February, 2005. It is our intention to repurchase the remaining $249.4 million by December 2006, subject to market and other conditions beyond our control.
     We also intend to continue to repurchase shares, subject to market conditions, to offset the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. During the first nine months of 2005, we repurchased 924,094 shares of stock for $57.0 million. Partially offsetting the cash used for repurchase is $18.5 million of proceeds from employees related to the stock incentive plans and Employee Stock Purchase Plan.
     Dividends
     We have not paid cash dividends since we separated from Moody’s in 2000 and we currently have no plans to do so.
     Spin-off Obligation
     As part of our spin-off from Moody’s/D&B2 in 2000, we entered into the TAA. Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/D&B2 stock options (including Moody’s/D&B2 options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction goes to the company that issued the stock option. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed upon treatment of the tax deductions under the TAA, then the party that becomes then entitled to take the deduction may be required to indemnify the other party for the loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that appears to require that the tax deduction belongs to the employer of the optionee and not the issuer of the option. (i.e. D&B would be entitled to deduct compensation expense associated with a D&B employee excising a Moody’s/D&B2 option). We made a payment of $9.2 million to Moody’s/D&B2 in the second quarter of 2005 with regard to the foregoing. With regard to this matter, we may be required to pay additional amounts in the future based upon interpretations by the parties of the TAA, timing of future exercises of options, the future price of the stock underlying the stock options and relevant tax rates.
     Potential Payments in Settlement of Tax and Legal Matters
     We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in cash payments in the amounts described in “Note 8 — Contingencies (Legal Proceedings)” in “Notes to Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q as well as payments the amount of which cannot be determined at the present time. We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in the matters described in “Note 8 — Contingencies (Legal Proceedings)” in “Notes to Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.
     Available Facilities
     At September 30, 2005, we had a total of $300 million of bank credit facilities available at prevailing short-term interest rates, which will expire in September 2009. These facilities also support our potential commercial paper borrowings up to $300 million. We have not drawn on the facilities and we did not have any borrowings outstanding under these facilities at September 30, 2005 or 2004. We also have not borrowed under our commercial paper program in 2005 or 2004. We believe that cash flows generated from operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs, including any payments that may be required in connection with our Financial Flexibility Program restructuring charges discussed in Note 3 — Impact of Implementation of the Blueprint for Growth Strategy to our unaudited consolidated financial statements, to meet commitments and contractual obligations as explained in more detail in Note 12 of our Form 10-K for the year ended December 31, 2004, and to settle the contingencies discussed in Note 8 to our unaudited consolidated financial statements included in this Form 10-Q, excluding the matters identified therein for which the exposures are not estimable. The facilities require the maintenance of interest coverage and total debt to EBITDA ratios (each as defined in the agreement). We were in compliance with these requirements at September 30, 2005 and 2004.
Forward-Looking Statements
     We may from time to time make written or oral forward-looking statements, including statements contained in filings with the Securities and Exchange Commission, in reports to shareholders and in press releases and investor Webcasts. You can identify these forward-looking statements by use of words like “anticipates,” “aspirations,” “believes,” “continues,” “estimates,” “expects,” “goals,” “guidance,” “intends,” “outlook,” “plans,” “projects,” “strategy,” “targets,” “will” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
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
     Demand for our products is subject to intense competition, changes in customer preferences and, to a lesser extent, economic conditions. Our results are dependent upon our continued ability to:
•	successfully manage our strategic partners in our International segment and our outsource vendors and fully realize expected DUNSRight™ quality process improvements;

•	effectively communicate and sell the value of our DUNSRight™ quality process to our customers, improve customer satisfaction and increase penetration into existing customer accounts;

•	reallocate expenses to invest for growth through our Financial Flexibility Program;

•	accurately forecast cost increases associated with increasing revenue growth;

•	accurately forecast the cost of complying with increasing regulatory requirements, such as Sarbanes-Oxley requirements;

•	invest in our database and maintain our reputation for providing reliable data;

•	manage employee satisfaction and maintain our global expertise as we implement our Financial Flexibility Program;

•	protect against damage or interruptions affecting our database or our data centers or any unauthorized access to or use of our data by third parties or of the data that we provide to third parties;

•	develop new products or enhance existing ones to meet customer needs;

•	sustain growth in the context of our competition, including challenges to our E-Business in light of the acquisition of OneSource by I-USA, the launch of competitive products, the potential improvement of other pan-European networks in Europe, and the efforts by Equifax to grow their position in the small business decision-making market; and

•	implement pricing programs and policies that enable us to capture the additional value we provide through enhanced data and services.
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
     We have established revenue and earnings per share growth targets for 2005 and aspirations for the long term. While we believe that our initiatives and investments will be sufficient to achieve and maintain such growth targets, no assurance can be made as to when or whether we will continue to be successful. A failure to reach and maintain our desired revenue growth or our earnings per share growth targets could have a material adverse effect on the market value of our common stock.

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
     As part of our Financial Flexibility Programs, we have outsourced various functions, including certain of our data center operations and technology help desk and network management functions in the United States and in the United Kingdom, as well as certain portions of our data acquisition and delivery, customer service and financial processes including, primarily, cash collections and accounts payable. If one of the third-party providers were to experience financial or operational difficulties, their services to us may suffer.
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
     Our success depends in part on our various operations outside the United States. For the three months ended September 30, 2005 and 2004, our International segment accounted for 24% and 28% of total revenue. For the nine months ended September 30, 2005 and 2004, our International segment accounted for 25% and 30% of total revenue. Our International business is subject to many challenges, the most significant being:
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
     We rely on annual contract renewals.
     We derive a substantial portion of our revenue from annual customer contracts. If we are unable to renew a significant number of these contracts, our revenue and results of operations would be harmed. In addition, our financial results from period to period may vary due to the timing of customer contract renewals.
     We deliver a significant majority of our products and services over the internet.
     We rely on the internet in the delivery of our products and services. Our business will suffer if we are unable to:
•	develop products that are understandable and easy to use over the internet;

•	minimize disruptions in our service and other system failures that can occur while using the internet and which would reduce customer satisfaction;

•	maintain cost effective distribution channels in support of increasing market penetration both domestically and in international markets.
     We may lose key business assets, including loss of data center capacity or the interruption of telecommunications links, the internet, or power sources.
     Our operations depend on our ability, as well as that of third-party service providers to whom we have outsourced several critical functions, to protect our data centers and related technology against damage from fire, power loss, telecommunications failure, natural disasters, or other disasters. The on-line services we provide are dependent on links to telecommunications providers. In addition, we generate a significant amount of our revenue through telesales centers and websites that we utilize in the acquisition of new customers, fulfillment of products and services and responding to customer inquiries. Any damage to our data centers, failure of our telecommunications links or inability to access these telesales centers or websites could cause interruptions in operations that materially adversely affect our ability to meet customers’ requirements, resulting in decreased revenue, net income and earnings per share.
     We are involved in tax and legal proceedings that could have a material effect on us.
     We are involved in tax and legal proceedings, claims and litigation that arise in the ordinary course of business. As discussed in greater detail under “Note 8 Contingencies (Legal Proceedings)” in “Notes to Consolidated Financial Statements herein” in Part I, Item 1 of this Form 10-Q, certain of these matters could have a material effect on our results of operations, cash flows or financial position.

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
     Italian Tax Legislation
     In early 2005, regulations implementing new tax legislation became effective in Italy that significantly increased the cost of conducting our Italian real estate data information business. Specifically, the regulations increase data acquisition costs for Italian real estate information and require that we pay a fee each time we resell or license that data. Through price increases and reengineering efforts, we hope to continue to mitigate the effect of the legislation. Our revenue from our real estate data business in Italy continues to be subject to a number of risks and uncertainties due to (i) such tax legislation which could result in additional declines in customer usage, as customers evaluate the related price increases; (ii) competitive pressures; and (iii) future legislative actions that might further impact the economics of our operations.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     D&B’s market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. Our 2004 consolidated financial statements included in Item 7a. “Quantitative and Qualitative disclosures About Market Risk” of our Annual Report on Form 10-K provide a more detailed discussion of the market risks affecting operations. As of September 30, 2005, no material change had occurred in our market risks, compared with the disclosure in the Form 10-K for the year ending December 31, 2004.

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
Conclusions regarding Disclosure Controls
     Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended September 30, 2005, the Disclosure Controls are effective at the reasonable assurance level.
Change in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information in response to this Item is included in Part I-Item I-“Note 8 — Contingencies” and is incorporated by reference into Part II of this quarterly report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds.
     The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended September 30, 2005 of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act;
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
	Total		Shares Purchased as	Maximum Number of
	Number of	Average	Part of Publicly	Shares that May yet be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased(a)	per Share	Programs(a)	Plans or Programs(a)(b)
July 1 - 31, 2005	338,700	$62.05	338,700	—
August 1 - 31, 2005	279,475	$64.14	279,475	—
September 1 - 30, 2005	377,000	$64.29	377,000	—

Total	995,175	$63.48	995,175	3,323,975

(a)	During the three months ended September 30, 2005, we repurchased 201,681 share of stock for $12.5 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in July 2003 and expires in September 2006. The maximum amount authorized under the program is 6.0 million shares. Additionally, during the third quarter of 2005, we repurchased 793,494 shares for $50.7 million related to a previously announced $400 million two-year share repurchase program approved by our Board of Directors in February, 2005. This program expires in February, 2007.

(b)	Excludes shares that may be purchased under our two-year $400 million share repurchase program approved by our Board of Directors and announced in February, 2005.
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

Date: November 2, 2005

By:	/s/ Anastasios G. Konidaris
Anastasios G. Konidaris
Principal Accounting Officer

Date: November 2, 2005