Form 10-K
period 2005-12-31
DUN & BRADSTREET CORP/NW
filed 2006-03-01
CIK 1115222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
Commission file number 1-15967
The Dun & Bradstreet Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	103 JFK Parkway, Short Hills, NJ (Address of principal executive offices)
22-3725387 (I.R.S. Employer Identification No.)	07078 (Zip Code)
Registrant’s telephone number, including area code: (973) 921-5500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☑          No ☐
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑
      As of June 30, 2005, the aggregate market value of all shares of Common Stock of The Dun & Bradstreet Corporation outstanding and held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2005) was approximately $4.128 billion.
      As of January 31, 2006, 66,936,840 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on May 2, 2006, are incorporated into Part III of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the registrant. Such exclusions will not be deemed to be an admission that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

i

PART I

Item 1.	Business
Overview
The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the leading provider of global business information, tools and insight, and has enabled customers to Decide with Confidence® for over 160 years. Our proprietary DUNSRight® quality process provides our customers with quality business information. This quality information is the foundation of our solutions that customers rely on to make critical business decisions. Customers use our Risk Management Solutionstm to mitigate credit risk, increase cash flow and drive increased profitability, our Sales & Marketing Solutionstm to increase revenue from new and existing customers, our E-Business Solutionstm to convert prospects to clients faster by enabling business professionals to research companies, executives and industries and our Supply Management Solutionstm to increase cash by generating ongoing savings from our customers’ suppliers and protecting our customers from serious financial, operational and regulatory risk.
Our Aspiration and Our Strategy
In October 2000, we launched a new business strategy called the Blueprint for Growth. This strategy has been successful and continues to be our roadmap for driving our performance and achieving our aspiration, which is: “To be the most trusted source of business insight so our customers can decide with confidence.” Our aspiration reflects the belief that by intensifying our customer focus, our customers will be even more successful in the marketplace.
Our Blueprint for Growth strategy has five components:

•	Brand;

•	Financial Flexibility;

•	Winning Culture;

•	Current Business; and

•	E-Business.
For the reasons described below, we believe that our Brand, our Financial Flexibility and our Winning Culture are powerful competitive advantages that drive the growth and profitability of our Current Business and E-Business.
Leverage Our Brand
We believe that the D&B® Brand stands for confidence: our customers rely on D&B when they make critical business decisions.
This confidence is the product of DUNSRight, our proprietary quality process that powers all of our customer solution sets. Through our DUNSRight quality process, our customers have access to comprehensive business information that we constantly endeavor to make more accurate, complete, timely and consistent, on a global basis. We believe that our quality process is the best in our industry.
The foundation of our DUNSRight quality process is Quality Assurance, which includes over 2,000 separate automated and manual checks to ensure that data meets our high quality standards. In addition, five Quality Drivers work sequentially to enhance the data and make it useful to our customers in making critical business decisions. Each of these quality drivers is described below:

•	First, by leveraging our core competency in Global Data Collection, we bring together data from thousands of sources worldwide and enhance it into quality information to help our customers make profitable decisions. We have the world’s largest global business database, with over 101 million business records in over 200 countries, including over 41 million business records in the United States.

We update our database more than 1.5 million times a day. As a result, we provide our customers a one-stop shop for global business data from around the world.

•	We integrate the data into our database through our patented Entity Matching process, which produces a single, more accurate picture of each business. Entity Matching ensures that disparate data elements are associated with the right businesses in our database by doing such things as allowing and correcting for variations in spelling, format, trade names and addresses.

•	We apply our nine-digit global D-U-N-S® Number as a unique means of identifying and tracking a business globally through every step in the life and activity of the business. We use the D-U-N-S Number to link headquarters, branches, parents and subsidiaries. In today’s global economy, the D-U-N-S Number has become a standard for business identification and verification. The D-U-N-S Number is exclusively ours and is never reassigned to another business. It follows a business through every phase of its life, including bankruptcy, and allows verification of information at every stage of the DUNSRight quality process.

•	We use the Corporate Linkage process to enable our customers to view their total risk or opportunity across related business entities. Corporate linkage means we view each entity in relation to its corporate family, providing our customers with increased awareness of risk exposure, new opportunities to penetrate existing customers, and increased leverage with their suppliers.

•	Finally, our Predictive Indicators use statistical analysis to rate a business’s past performance and to indicate how the business is likely to perform in the future. As an example, Predictive Indicators are used to predict the likelihood of a company going out of business or not paying its bills. By providing Predictive Indicators, we make the information in our database even more actionable for our customers.
With the power of our DUNSRight quality process at its foundation, we believe the D&B Brand is another competitive advantage that will help us achieve our aspiration.
Create Financial Flexibility
We continually seek opportunities to reallocate our spending from low-growth activities to activities that will drive revenue growth, while, at the same time, improving our profitability. We view almost every dollar that we spend as flexible. What this means is that we view very little of our costs as fixed — we make a conscious decision about every investment we make.
We call this process “Creating Financial Flexibility,” and we continually and systematically seek ways to improve our performance in terms of quality and cost. Specifically, we seek to eliminate, standardize, consolidate, and automate our business functions, or migrate them to the Web. In addition, we evaluate the possibility that we can achieve improved quality and greater efficiencies through outsourcing. We have outsourced a number of technology functions over the past several years and have recently reviewed our existing outsourcing technology arrangements for areas where we can achieve further efficiencies. For example, during 2005, we increased the scope of our technology development outsourcing with respect to scheduled maintenance of our applications and routine testing of our software.
In addition, as part of our Financial Flexibility Programs, we eliminate non-core operations; consolidate operations such as our data collection telecenters; and automate and simplify data collection handled both internally and from third-party data sources.
Since the launch of our Blueprint for Growth strategy, we have implemented Financial Flexibility Programs. In each of these programs, we identified ways to reduce our expense base and then reallocated some of the identified spending to other areas of our operations to improve revenue growth. With each program we have incurred restructuring charges (which generally consists of employee severance and termination costs, contract terminations, asset write-offs, and/or costs to terminate lease obligations less sublease income) and transition costs (which consist of other costs necessary to accomplish the process changes such as consulting fees, costs of temporary workers, relocation costs and stay bonuses).

Our Financial Flexibility Programs are continuing. On January 31, 2006, our Board of Directors approved our 2006 Financial Flexibility Program. In 2006, we will create financial flexibility through initiatives, including the following:

•	Eliminating, standardizing, and consolidating redundant technology platforms, software licenses and maintenance agreements;

•	Standardizing and consolidating customer service teams and processes to increase productivity and capacity utilization;

•	Consolidating our vendors to improve purchasing power; and

•	Improving operating efficiencies of facilities.
We expect to complete all actions under the 2006 program by December 2006. On an annualized basis, these actions are expected to create $70 million to $75 million of financial flexibility, of which approximately $50 million to $55 million will be generated in 2006, before any transition costs and restructuring charges and before any reallocation of spending. To implement these initiatives, we expect to incur transition costs of approximately $15 million. In addition, we expect to incur non-core charges, as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K, totaling $23 million to $28 million pre-tax, of which $10 million to $14 million relate to severance, approximately $9 million to $10 million relate to lease termination obligations and approximately $4 million relate to other exit costs in 2006. Approximately $36 million to $41 million of these transition costs and restructuring charges are expected to result in cash expenditures. In addition, as a result of this re-engineering program, we expect that approximately 125 to 150 positions will be eliminated globally.
As a result of our ability to provide funds for activities that drive growth while at the same time improving our profitability, we believe financial flexibility is another competitive advantage.
Build a Winning Culture
We believe that a Winning Culture is built by strong leadership that will drive results and create shareholder value. To build such leadership, we have developed and deployed a consistent, principles-based leadership model throughout our Company.
Our leadership development process ensures that team member performance goals and financial rewards are linked to our Blueprint for Growth strategy. For example, we link a component of leadership compensation to our overall financial results and require each of our team members to be certified in our DUNSRight quality process. It also enables team members, which include our management and employees, to receive ongoing feedback on their performance goals and on their leadership. All team members are expected to have personal leadership action plans that are focused on their own personal development, building on their leadership strengths and working on their areas of development.
We have a talent assessment process that provides a framework to assess and improve skill levels and performance across the organization and which acts as a tool to aid talent development and succession planning. We also have an employee survey mechanism that enables team members worldwide to give feedback on our progress in building a Winning Culture.
We believe that improving our leadership and building a Winning Culture are competitive advantages that will help us achieve our aspiration.
Enhance Our Current Business and Become an Important Player in E-Business
We have four customer solution sets: Risk Management Solutions, Sales & Marketing Solutions, E-Business Solutions and Supply Management Solutions. We believe each of our customer solution sets will contribute to our growth and enable us to achieve our aspiration.

•	Our Risk Management Solutions help customers mitigate credit risk, increase cash flow and drive increased profitability;

•	Our Sales & Marketing Solutions help customers increase revenue from new and existing customers;

•	Our E-Business Solutions help customers convert prospects to clients faster by enabling business professionals to research companies, executives and industries; and

•	Our Supply Management Solutions help customers increase their cash by generating ongoing savings from their suppliers and protecting our customers from serious financial, operational and regulatory risk.
Business Segments
We currently manage and report our business globally through two business segments:

•	United States (which consists solely of our United States or “U.S.” operations); and

•	International (which consists of our operations in Canada, Europe, Asia Pacific, and Latin America).
On January 1, 2005, we began managing our operations in Canada as part of our International segment and we have reclassified our historical financial results set forth in this Annual Report on Form 10-K to reflect this change. Prior to January 1, 2005, we reported the results of our Canadian operations together with our U.S. operations.
U.S. Our U.S. segment accounted for 75%, 71% and 67% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.
International. The International segment has offices in approximately 13 countries and has 134 independent correspondents, and through our D&B Worldwide Network conducts operations through strategic partner relationships with local players in more than 20 countries and through minority equity investments. The International segment accounted for 25%, 29% and 33% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.
As part of our ongoing effort to Enhance Our Current Business, we have been strengthening our D&B Worldwide Network through the continued implementation of a focused market leadership strategy for our International segment, through which we intend to establish a leading competitive position in every major market. We define a leading competitive position as one where we are, or we are partnered with:

•	A leading provider of Risk Management Solutions;

•	A leading provider of Sales & Marketing Solutions; and

•	Have the potential to grow both profitably.
We use different approaches to improve our competitive position from market to market worldwide. As part of this process, we evaluate our competitive position and potential in each country (or market) and determine whether we can best achieve our objectives through continued direct ownership of, and investment in, our local business, or by forming strategic relationships with local players.
Since the launch of the Blueprint for Growth strategy, we have entered into strategic relationships with strong local players in the following countries (markets), which have strengthened our DUNSRight quality process and improved our competitive position by enhancing our brand and increasing the size and quality of our database in these markets:

•	In 2001, Japan, Australia, New Zealand, Malaysia and Thailand;

•	In 2002, Korea;

•	In 2003, Indonesia, Israel and the Nordic region (Sweden, Denmark, Norway and Finland); and

•	In 2004, India, Distribution Channels in Pakistan and the Middle East, Central Europe (Germany, Austria, Switzerland, Poland, Hungary and the Czech Republic), Iberia (Spain and Portugal) and France.

Our D&B Worldwide Network enables our customers globally to make business decisions with confidence, because we incorporate data from our strategic partners that has been put through the DUNSRight quality process into our database and utilize it in our customer solutions. Our customers, therefore, have access to a more powerful database and global solution sets they can rely on to make their risk management, sales and marketing and supply management business decisions.
Acquisitions to Enhance Our Business Growth
In addition, we have from time to time, acquired complementary businesses, products and technologies. For example:

•	In 2003, we acquired Hoover’s, Inc.;

•	In 2003, we also acquired controlling interests in three privately held Italian real estate data companies and a minority interest in RIBES S.p.A.;

•	In 2004, we acquired an additional interest in RIBES S.p.A., resulting in our controlling interest of such entity; and

•	In 2005, we acquired LiveCapital, Inc.
Segment data and other information for the years ended December 31, 2005, 2004 and 2003 are included in Note 14 to our consolidated financial statements included in Item. 8 of this Annual Report on Form 10-K.
Our Customer Solutions and Services
Risk Management Solutions
Risk Management Solutions is our largest customer solution set, accounting for 66%, 62% and 58% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Within this customer solution set we offer traditional and value-added solutions. Our traditional solutions, which consist of reports from our database used primarily for making decisions about new credit applications, constituted 81% of our Risk Management Solutions revenue and 53% of our total revenue for the year ended December 31, 2005. Our value-added solutions, which constituted 19% of our Risk Management Solutions revenue and 13% of our total revenue for the year ended December 31, 2005, generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a discussion of trends in this customer solutions set.
Our Risk Management Solutions help customers increase cash flow and profitability while mitigating credit risk by helping them answer questions such as:

•	Should I extend credit to this new customer?

•	What credit limit should I set?

•	Will this customer pay me on time?

•	What is my total credit risk exposure?

•	Should I change my credit policies?

•	How can I proactively manage my cash flow?
Our principal Risk Management Solutions are:

•	Our Business Information Report, or BIR, and our Comprehensive Report, which provide overall profiles of a company, including, based on the report, financial information, payment information, history of a business, ownership details, operational information and similar information;

•	Our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit;

•	Our decisioning scores, which help assess the credit risk of a business by assigning a rating or score;

•	Our Risk Assessment Manager, or RAMtm, and enterprise Risk Assessment Manager, or eRAMtm, which help our customers manage their credit portfolios; and

•	e-Portfolio, a Web-enabled, real-time decisioning solution that helps customers minimize risk and maximize opportunity by automating their global risk policy.
In addition, certain of our solutions are available on a subscription basis. For example, in the U.S. our DNBi interactive Web-based solution offers our customers real time access to our global database, enabling them to make more timely and more confident decisions to mitigate risk and drive top line results. We also introduced a subscription plan in our European market in the second half of 2005. This new plan provides increased access to our Risk Management reports and data to help customers increase their profitability while mitigating their risk.
Sales & Marketing Solutions
Sales & Marketing Solutions is our second-largest customer solution set accounting for 27%, 26% and 25% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Within this customer solution set we offer traditional and value-added solutions. Our traditional solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. These solutions constituted 45% of our Sales & Marketing Solutions revenue and 12% of our total revenue for the year ended December 31, 2005. Our value-added solutions generally include decision-making and customer information management solutions. These value-added solutions constituted 55% of Sales & Marketing Solutions revenue and 15% of our total revenue for the year ended December 31, 2005. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion on trends in this customer solutions set.
Our Sales & Marketing Solutions help customers increase revenue from new and existing customers by helping them answer questions such as:

•	Who are my best customers?

•	How can I find prospects that look like my best customers?

•	How can I exploit untapped opportunities with my existing customers?

•	How can I allocate sales force resources to revenue growth potential?
Our principal Sales & Marketing Solutions are:

•	Our Customer Information Management Solutions, which are a suite of solutions that cleanse, integrate and enrich customer information with our DUNSRight quality process. These solutions produce a comprehensive view of the customer that powers the Customer Relationship Management (“CRM”) system and business intelligence systems used by our customers to make sales and marketing decisions;

•	Our Market Spectrumtm Web, which allows end-users easy access, through the Web, to a decision support application that provides an integrated view of customers and prospects. Market Spectrum Web is used to support accurate targeting and segmentation for marketing campaigns; and

•	Our Direct Marketing Lists, which benefit from our DUNSRight quality process to enable our customers to create an accurate and comprehensive marketing campaign.
E-Business Solutions
E-Business Solutions represents the results of Hoover’s, Inc., a business we acquired in March 2003. In addition to offering Hoover’s in the U.S., we began offering our Hoover’s solution to customers in Europe in the fourth quarter of 2004. Hoover’s accounted for 4%, 4% and 2% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. See “Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a discussion on trends in this customer solutions set.
Hoover’s provides information on public and private companies, and their executives and industries, primarily to senior executives and sales professionals worldwide. The database includes industry and company briefs, information on competitors, corporate financials, executive contact information, current news and research and analysts reports. Hoover’s subscribers primarily access the data online via Hoover’s Online.
Our E-Business Solutions help customers convert prospects to clients faster by helping them answer questions such as:

•	How do I identify prospects and better prepare for sales calls?

•	What is the prospect’s business strategy and who are its major competitors?

•	How does the prospect compare to others in their industry?

•	Who are the key senior level decision-makers?

•	How do I build a strong relationship with my customers?

•	How do I find new business opportunities and keep current on market trends and competitors?
Our principal E-Business Solutions are:

•	Our subscription solutions delivered online through Hoover’s Online (such as “Lite,” “Pro,” “Pro Plus,” “Pro Premium”) and via electronic data feeds;

•	Our advertising and e-marketing solutions provided through www.hoovers.com and related websites;

•	Licensing of Hoover’s proprietary content to third-party content providers; and

•	The Hoover’s Handbook series, a series of authoritative, printed reference materials.
Supply Management Solutions
Supply Management Solutions accounted for 3%, 2% and 3% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a discussion on trends in this customer solutions set.
Our Supply Management Solutions help our customers to increase cash by generating ongoing savings from our customers’ suppliers and protecting our customers from serious financial, operational and regulatory risk by helping them answer questions such as:

•	How much do I spend on purchasing?

•	How much business do I do with each supplier?

•	How can I minimize my purchasing costs?

•	How can I avoid supply chain disruption?

•	How can I know which suppliers are also customers?

•	How can I find suppliers to help achieve my corporate diversity objectives?

•	How do I know whether I am in compliance with regulatory acts?
Our principal Supply Management Solutions are:

•	Our Supply Data Services, which provide data content and professional services to remove duplicate records and file fragmentation as well as cleanse, enhance and enrich our customers’ supplier information;

•	Our Supplier reports, particularly our Supplier Qualifier Reporttm, which enable our customers to understand risk in their supply base by providing an in-depth business profile on an individual supplier and help customers understand the nature and performance of a supplier’s business;

•	Our Supply On-Ramptm, which is a Web-based solution that allows customers to standardize their supplier registration and evaluation process by creating a single point of entry with consistent procedures; and

•	Our Supply Optimizer®, which is an analytical software tool that provides customers with a comprehensive view of their supplier relationships: who their suppliers are, how much they are spending by business unit and what categories of customers solutions and services are being bought.
Our Sales Force
We rely primarily on our sales force of approximately 1,700 team members worldwide to sell our customers solutions, of which approximately 1,200 are in our U.S. segment and 500 are in our International segment as of December 31, 2005. Our sales force includes relationship managers and solution specialists who sell to our higher-revenue customers, teams of telesales people who sell to our lower-revenue customers and a team that sells to resellers of our solutions and our data.
We deliver our solutions primarily through the Web and other electronic methods, including desktop and enterprise application software, as well as through third-party resellers and enterprise software vendors.
Our Customers
Our principal customers are banks and other credit and financial institutions, major manufacturers and wholesalers, insurance companies and telecommunication companies. The principal customers for our E-Business Solutions are sales, marketing and business development professionals. None of our customers accounted for more than 2% of our 2005 total revenue or of the revenue of our U.S. or International business segments. Accordingly, neither we nor either of our business segments is dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on our consolidated annual results of operations or the annual results of either of our business segments.
Competition
We are subject to highly competitive conditions in all aspects of our business. A number of competitors are active in specific aspects of our business. However, we believe no competitor offers our complete line of solutions or can match our global data quality resulting from our DUNSRight quality process.
In the U.S., we are a market leader in our Risk Management Solutions business in terms of market share and revenue, including revenue from sales of third-party business credit information. We compete with our customers’ own internal business practices by continually developing more efficient alternatives to our customers risk management processes in order to capture more of their internal spend. We also directly compete with a broad range of companies, including consumer credit companies such as Equifax, Inc. and Experian Information Solutions, Inc. (“Experian”), which have traditionally offered primarily consumer information services, but now offer products that combine consumer information with business information as a tool to help customers make credit decisions with respect to small businesses.
We also compete in the U.S. with a broad range of companies offering solutions similar to our Sales & Marketing Solutions and Supply Management Solutions as well as our customers’ own purchasing departments. In our Sales & Marketing Solutions business, our direct competitors include companies such as Experian and infoUSA, Inc. (“infoUSA”). In our Supply Management Solutions business, we directly compete with consulting firms, specialty data providers and specialty software companies.
In our E-Business Solutions, Hoover’s competition varies based on the size of the customer and the level of spending available for services such as Hoover’s Online. On the high end of product pricing, Hoover’s Pro, Hoover’s Pro Plus and Hoover’s Pro Premium products compete with other business information providers such as infoUSA. On the lower end of product pricing, our Hoover’s Lite solution mainly competes with advertising-supported websites and other free or low-priced information sources, such as Yahoo! Finance and CBS MarketWatch.
Outside the U.S., the competitive environment varies by country, and in some countries we are a market leader. For example, in Europe, our direct competition is primarily local, such as Cerved in Italy and Experian in the United Kingdom (“UK”). In addition, common links exist among some of these competitors through their membership in European information network alliances, such as BIGNet (Experian), and we believe that competitors may be pursuing the establishment of their own pan-European network through direct investment, which could ultimately be positioned by them as an alternative to our D&B Worldwide Network. However, we believe we offer superior solutions when compared to these networks because of our DUNSRight quality process. In addition, the Sales & Marketing Solutions landscape is both localized and fragmented throughout Europe, where numerous local players of varying size compete for business.
We also face significant competition from the in-house operations of the businesses we seek as customers, other general and specialized credit reporting and business information services, other information and professional service providers, and credit insurers. For example, in certain International markets, such as Europe, some credit insurers have identified the provision of credit information as an additional revenue stream. In addition, business information solutions and services are becoming more readily available, principally due to the expansion of the Internet, greater availability of public data and the emergence of new providers of business information solutions and services.
As discussed in “Our Aspiration and Our Strategy” above, we believe that our Brand, our Financial Flexibility and our Winning Culture form a powerful competitive advantage.
Our ability to continue to compete effectively will be based on a number of factors, including our ability to:

•	Communicate and demonstrate to our customers the value of our proprietary DUNSRight quality process and, as a result, improve customer satisfaction;

•	Maintain and develop proprietary information and services such as analytics (e.g., scoring) and sources of data not publicly available;

•	Leverage our brand perception and the value of our D&B Worldwide Network; and

•	Attract and retain a high-performing workforce.
Intellectual Property
We own and control various intellectual property rights, such as trade secrets, confidential information, trademarks, trade names, copyrights, patents and applications therefor. These rights, in the aggregate, are of material importance to our business. We also believe that each of the D&B name and related trade names, marks and logos are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We consider our trademarks, service marks, databases, software, patents, patent applications and other intellectual property to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret, patent, etc.) and contract and liability safeguards for protection thereof throughout the world.
Unless the context indicates otherwise, the names of our branded solutions and services referred to in this Annual Report on Form 10-K are trademarks, service marks or registered trademarks or service marks owned by or licensed to us or one or more of our subsidiaries.
We own patents and patent applications both in the U.S. and in other selected countries of strategic importance to us. The patents and patent applications include claims which pertain to certain technologies which we have determined are proprietary and warrant patent protection. We believe that the protection of our innovative technology, especially technology pertaining to our proprietary DUNSRight quality process, through the filing of patent applications is a prudent business strategy and we will continue to seek to protect those assets for which we have expended substantial research and development capital. Filing of these patent applications may or may not provide us with a dominant position in the fields of technology. However, these patent applications may provide us with legal defenses should subsequent patents in these fields be issued to third parties and later asserted against us. Where appropriate, we may also consider asserting or cross-licensing our patents.
Employees
As of December 31, 2005, we employed approximately 4,350 team members worldwide, of which approximately 2,950 were in our U.S. segment and Corporate and approximately 1,400 were in our International segment. We believe that we have good relations with our employees. There are no unions in our U.S. segment. Workers Councils and Trade Unions represent a portion of our employees in the European and Latin American operations of our International segment.
Available Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Investors may read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access our SEC filings.
We make available free of charge on or through our website (www.dnb.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish the material to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.
Organizational Background of Our Company
As used in this report, except where the context indicates otherwise, the terms “D&B,” “Company,” “we,” “us,” or “our” refer to The Dun & Bradstreet Corporation and our subsidiaries.
We were incorporated in 2000 in the State of Delaware. For more information on our history, including the various spin-offs leading to our formation and our becoming a public company in September 2000, see “Item 3. Legal Proceedings.”
Item 1A.     Risk Factors
Our business model is dependent upon third parties to provide data and certain operational services, the loss of which would materially impact our business and financial results.
We rely significantly on third parties to support our business model. For example:

•	We obtain much of the data that we use from third parties, including public record sources;

•	We partner with single source providers in certain countries that support the needs of our customers around the globe and rely on our strategic partners in our D&B Worldwide Network to provide local data in countries in which we do not directly operate;

•	We have outsourced various functions, such as our technology help desk and network management functions in the U.S. and in the UK; and

•	We have also outsourced certain portions of our data acquisition and delivery, customer service and some financial processes, such as cash collections and accounts payable.
If one or more data providers were to withdraw their data, cease making it available, or not adhere to our data quality standards, our ability to provide solutions and services to our customers could be materially adversely impacted, which could result in decreased revenue, net income and earnings per share. Similarly, if one of our outsource providers, including our strategic partners, were to experience financial or operational difficulties, their services to us would suffer or they may no longer be able to provide services to us at all, materially impacting our business and financial results. In addition, we cannot be certain that we could replace our large third party vendors in a timely manner or on terms commercially reasonable to us.
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
In addition, business information solutions and services are becoming more readily available, principally due to the expansion of the Internet, greater availability of public data and the emergence of new providers of business information solutions and services. Large web search engine companies can provide low-cost alternatives to data gathering and change how our customers perform key activities such as marketing campaigns. Such companies, and other third parties which may not be readily apparent today, may become significant low-cost competitors and adversely impact the demand for our solutions and services.
Weak economic conditions also can result in customers’ seeking to utilize free or lower-cost information that is available from alternative sources such as the Internet and European Commission sponsored projects like the European Business Register. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins and loss of market share.
We are facing increased competition from consumer credit companies that offer consumer information solutions to help their customers make credit decisions regarding small businesses. In addition, consumer information companies are seeking to expand their operations more broadly into aspects of the business information space. While their presence is currently small in the business information market, given the size of the consumer market in which they play, they have scale advantages in terms of scope of operations and size of relationship with customers, which they can potentially leverage to an advantage.
Our ability to continue to compete effectively will be based upon a number of factors including our ability to:

•	Communicate and demonstrate to our customers the value of our proprietary DUNSRight quality process and, as a result, improve customer satisfaction;

•	Maintain and develop proprietary information and services such as analytics (e.g., scoring), and sources of data not publicly available;

•	Demonstrate value through our decision-making tools and integration capabilities;

•	Leverage our brand perception and the value of our D&B Worldwide Network;

•	Continue to implement the Financial Flexibility component of our strategy and effectively reallocate our spending to activities that drive revenue growth;

•	Deliver reliable and high-quality business information through various media and distribution channels in formats tailored to customer requirements;

•	Attract and retain a high-performing workforce;

•	Enhance our existing services and introduce new services; and

•	Improve our International business model and data quality through the successful management of strategic partner relationships in our International segment that are part of our D&B Worldwide Network.
We may not be able to successfully complete undertaking various initiatives in our International segment that are critical to increasing our international revenues and enhancing our operating margins.
We are undertaking a number of initiatives in our International Segment that are primarily focused on improving our competitive position, growing our revenues and improving our operating margins.
Examples of initiatives we are currently undertaking or will seek to undertake in the near future include:

•	Implementing subscription plan pricing for customers to increase their access to our Risk Management reports and data, to help them increase profitability while mitigating risk;

•	Improving the management of our D&B Worldwide Network in order to, among other things, optimize revenue and profits realized by the sale of data collected by strategic partner organizations in certain markets; and

•	Implementing specific process re-engineering projects designed to improve efficiency and productivity in our business.
These and other initiatives we undertake may not be successful in attaining a consistent and sustainable level of improved International financial performance. For example, we may not be able to reduce costs of our operations through re-engineering to the extent expected due to challenges in implementing our technology plans, or the efforts by our partner organizations to increase the value of the data they provide us may not result in significant improvements in data quality.
If we fail to improve the performance of our International segment, the market value of our common stock could be materially adversely affected.
We rely on annual contract renewals for a substantial part of our revenue and our quarterly results may be significantly impacted by the timing of these renewals.
We derive a substantial portion of our revenue from annual customer contracts. If we are unable to renew a significant number of these contracts, our revenue and results of operations would be harmed. In addition, our results of operations from period to period may vary due to the timing of customer contract renewals.
Changes in the legislative, regulatory and commercial environments in which we operate may adversely impact our ability to collect, manage, aggregate and use data.
Certain types of information we gather, compile and publish are subject to regulation by governmental authorities in certain markets in which we operate, particularly in Europe and other international markets. In addition, there is increasing awareness and concern among the general public regarding marketing and privacy matters, particularly as they relate to individual privacy interests and the ubiquity of the Internet. These concerns may result in new laws and regulations. In general, compliance with existing laws and regulations has not to date seriously affected our business, financial condition or results of operations. Nonetheless, future laws and regulations with respect to the collection, management and use of information, and adverse publicity or litigation concerning the commercial use of such information, could affect our operations. This could result in substantial regulatory compliance or litigation expense or a loss of revenue.
In addition, governmental agencies may seek, from time to time, to increase the fees or taxes that we must pay to acquire, use and/or redistribute data that such governmental agencies collect. While we would seek to pass along any such price increases to our customers, there is no guarantee that we would be able to do so, given competitive pressures or other considerations. In addition, any such price increases to our customers may result in reduced usage by our customers and/or loss of market share.
We may be unable to achieve our revenue and earnings per share growth targets, which could negatively impact our stock price.
We have established revenue and earnings per share growth targets for 2006 and aspirations for 2007. Our growth is dependent upon successfully executing our strategy to reduce our expense base and reallocating a portion of the savings into new initiatives with higher revenue growth. Our initiatives and investments may not be sufficient to achieve and maintain such growth targets. A failure to reach and maintain our desired revenue growth or our earnings per share growth targets could have a material adverse affect on the market value of our common stock.
We may be unable to adapt successfully to changes in our customers’ preferences for our solutions, which could adversely impact our revenues.
Our success depends in part on our ability to adapt our solutions to our customers’ preferences. Advances in information technology and uncertain or changing economic conditions are changing the way our customers use business information. As a result, our customers are demanding both lower prices and more features from our solutions, such as decision-making tools like credit scores and electronic delivery formats. If we do not successfully adapt our solutions to our customers’ preferences, our business, financial condition and results of operations would be materially adversely affected. Specifically, for our larger customers, our continued success will be dependent on our ability to satisfy more of their needs by providing solutions beyond data, such as enhanced analytics and assisting with their data integration efforts. For our smaller customers, our success will depend in part on our ability to simplify our solutions and pricing offerings and enhancing our marketing efforts to these customers.
To address customer needs for pricing certainty and increased access to our solutions, in the fourth quarter of 2003 we began to rollout a subscription pricing plan. The subscription pricing plan provides expanded access to our Risk Management Solutions in a way that provides more certainty over related costs to the customer, which in turn generally results in customers increasing their spend on our solutions. This plan has been an important driver of our growth in 2005. Our success moving forward is dependent, in part, on the continued penetration of this offering and the successful rollout of similar programs in various markets around the world. Similarly, our continued success is dependent on customers’ acceptance of DNBi.
Our operations in the International segment are subject to various risks associated with operations in foreign countries, which could adversely impact our operating results.
Our success depends in part on our various operations outside the United States. For the three years ended December 31, 2005, 2004 and 2003, our International segment accounted for 25%, 29% and 33% of total revenue. Our International business is subject to many challenges, the most significant being:

•	Our competition is primarily local, and our customers may have greater loyalty to our local competitors;

•	Credit insurance is a significant credit risk mitigation tool in certain markets, thus reducing the demand for our Risk Management Solutions; and

•	In some markets, key data elements are generally available from public-sector sources, thus reducing a customers’ need to purchase our data.
Our International strategy includes forming strategic partner relationships in certain markets with third parties to improve our data quality. We form and manage these strategic partner alliances to create a competitive advantage for us over the long term, however, these strategic partnerships may not be successful.

The issue of data privacy is an increasingly important area of public policy in various International markets, and we operate in an evolving regulatory environment that could adversely impact aspects of our business or the business of our partners on whom we depend.
Our operating results could also be negatively affected by a variety of other factors affecting our foreign operations, many of which are beyond our control. These factors include currency fluctuations, economic, political or regulatory conditions in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in International business activities generally include, among others:

•	Longer accounts receivable payment cycles;

•	The costs and difficulties of managing international operations and strategic partnership alliances; and

•	The need to comply with a broader array of regulatory and licensing requirements, the failure of which could result in fines, penalties or business suspensions.
A failure in the integrity of our database could harm our brand and result in a loss of sales and an increase in legal claims.
The reliability of our solutions is dependent upon the integrity of the data in our global database. We have in the past been subject to customer and third-party complaints and lawsuits regarding our data, which have occasionally been resolved by the payment of money damages. A failure in the integrity of our database could harm us by exposing us to customer or third-party claims or by causing a loss of customer confidence in our solutions.
Also, we have licensed, and we may license in the future, proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by the business partners to whom we grant non-exclusive licenses and by customers, they may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. In addition, it cannot be assured that these licensees and customers will take the same steps we have taken to prevent misappropriation of our data solutions or technologies.
We may lose key business assets, including loss of data center capacity or the interruption of telecommunications links, the Internet, or power sources which could significantly impede our ability to do business.
Our operations depend on our ability, as well as that of third-party service providers to whom we have outsourced several critical functions, to protect data centers and related technology against damage from fire, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), natural disasters, or other disasters. The on-line services we provide are dependent on links to telecommunications providers. In addition, we generate a significant amount of our revenue through telesales centers and websites that we utilize in the acquisition of new customers, fulfillment of solutions and services and responding to customer inquiries. We may not have sufficient redundant operations to cover a loss or failure in all of these areas in a timely manner. Any damage to our data centers, failure of our telecommunications links or inability to access these telesales centers or websites could cause interruptions in operations that materially adversely affect our ability to meet customers’ requirements, resulting in decreased revenue, net income and earnings per share.
We are involved in tax and legal proceedings that could have a material adverse impact on us.
We are involved in tax and legal proceedings, claims and litigations that arise in the ordinary course of business. As discussed in greater detail under “Note 13 Contingencies (Legal Proceedings)” in “Notes to Consolidated Financial Statements” herein in Part II, Item 8 of this Annual Report on Form 10-K, certain of these matters could have a material adverse impact on our results of operations, cash flows or financial position.

We may be unable to reduce our expense base through our Financial Flexibility Program, and the related reinvestments from savings from this program may not produce the level of desired revenue growth which would negatively impact our financial results.
Successful execution of our Blueprint for Growth strategy includes reducing our expense base through our Financial Flexibility Program, and reallocating our expense base reductions into initiatives to produce our desired revenue growth. The success of this program may be affected by:

•	Our ability to implement all of the actions required under this program within the established timeframe;

•	Our ability to implement actions which require process or technology changes to reduce our expense base;

•	Entering into or amending agreements with third-party vendors to renegotiate terms beneficial to us;

•	Managing third-party vendor relationships effectively;

•	Completing agreements with our local works councils and trade unions related to potential reengineering actions in certain International markets; and

•	Maintaining quality around key business processes utilizing our reduced and/or outsourced resources.
If we fail to reduce our expense base, or if we do not achieve our desired level of revenue growth from new initiatives, the market value of our common stock may suffer.
We may not be able to attract and retain qualified personnel which could impact the quality of our performance and customer satisfaction.
Our success also depends on our continuing ability to attract, retain and motivate highly qualified personnel at all levels and to appropriately utilize the time and resources of such personnel. Competition for this personnel is intense, and we may not be able to retain our key personnel or attract, assimilate or retain other highly qualified personnel in the future. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications.
Acquisitions may disrupt or otherwise have a negative impact on our business.
As part of our strategy, we may seek to acquire other complementary businesses, products and technologies. Acquisitions are subject to the following risks:

•	Acquisitions may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;

•	We may not be able to integrate successfully the services, content, products and personnel of any acquisition into our operations; and

•	We may not derive the revenue improvements, cost savings and other intended benefits of any acquisition.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
Our executive offices are located at 103 JFK Parkway, Short Hills, New Jersey, in a 123,000-square-foot property that we lease. This property also serves as the executive offices of our U.S. segment.
Our other properties are geographically distributed to meet sales and operating requirements worldwide. We generally consider these properties to be both suitable and adequate to meet current operating requirements, and most of the space is being utilized. As of December 31, 2005, the most important of these other properties include the following sites:

•	a 302,000-square-foot leased space in Bethlehem, Pennsylvania, which houses various sales, finance and data acquisition personnel (approximately one-third of this space is subleased to a third party);

•	a 147,000-square-foot office building that we own in Parsippany, New Jersey, housing personnel from our U.S. sales, marketing and technology groups (approximately one-third of this space is leased to a third party);

•	a 78,000-square-foot office building that is leased in Austin, Texas, which houses a majority of Hoover’s employees; and

•	a 70,000-square-foot leased space in High Wycombe, England, which houses operational and technology services for Europe and serves as the executive office for our European operations.
In addition to the above locations, we also conduct operations from 43 other offices located throughout the U.S., of which 42 are leased, and 33 non-U.S. office locations, of which 32 are leased.

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
In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin-off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin off by D&B1 of its stock in ACNielsen and Cognizant. In September 1998, D&B1 separated through a spin off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/ D&B1”), and a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin-off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Annual Report on Form 10-K as “Moody’s/D&B2”), and a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Annual Report on Form 10-K as “D&B”) (the “2000 Distribution”).
Tax Matters
Moody’s/ D&B2 and its predecessors entered into global tax-planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. As further described below, we undertook contractual obligations to be financially responsible for a portion of certain liabilities arising from certain historical tax-planning initiatives (“Legacy Tax Matters”).
As of the end of 2005, settlement agreements have been executed with the IRS with respect to the Legacy Tax Matters previously referred to in our SEC filings as “Utilization of Capital Losses” and “Royalty Expense Deductions.” With respect to the Utilization of Capital Losses matter, the settlement agreement resolved the matter in its entirety. For the Royalty Expense Deductions matter, the settlement covered tax years 1995 and 1996, which represented approximately 90% of the total potential liability to the IRS, including penalties. We believe we are adequately reserved for the remaining exposure. In addition, with respect to these two settlement agreements, we believe that IMS and NMR did not pay their allocable share to the IRS under applicable agreements. Under our agreement with Donnelley/ D&B1, we and Moody’s were each required to cover the shortfall, and each of us paid to the IRS approximately $12.8 million in excess of our respective allocable shares. If we are unable to resolve our dispute with IMS and NMR through the negotiation process contemplated by our agreements, we will commence arbitration to enforce our rights and collect these amounts from IMS and NMR. We believe that the resolution of the remaining exposure to the IRS under the Royalty Expense Deduction matter and the foregoing disputes with IMS and NMR will not have a material adverse impact on D&B’s financial position, results of operations or cash flows.
Our remaining Legacy Tax Matter is referred to as “Amortization and Royalty Expense Deductions/Royalty Income — 1997-2005”.
Beginning in the fourth quarter of 2003, we received a series of notices with respect to a partnership agreement entered into in 1997. In these notices the IRS asserted, among other things, that certain amortization expense deductions claimed by Donnelley/D&B1, Moody’s/D&B2 and D&B3 on applicable tax returns for years 1997-2002 should be disallowed. In addition to the foregoing, the IRS has asserted that royalty expense deductions claimed for 1997-2002 for royalties paid to the partnership should be disallowed. We have filed protests with the IRS with respect to these notices. The IRS has also asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by the taxpayers, including the portions of the royalties that were allocated to third-party partners in the partnership, and thus included in their taxable income. We believe that the IRS’ positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent. If the IRS prevails on one of the positions, we believe that it is unlikely that it will prevail on the other. In addition to the foregoing, the IRS has asserted that certain business expenses incurred by Moody’s/D&B2 and D&B3 during 1999-2002 should be capitalized and amortized over a 15-year period, if (but only if) the proposed adjustments described above are not sustained.
We estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 amortization expense deductions and the disallowance of such deductions claimed from 2003 to date could be up to $69.0 million (tax, interest and penalties, net of tax benefits but not taking into account the Moody’s/ D&B2 repayment to us of $32.9 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates would increase at a rate of approximately $2.3 million per quarter (including potential penalties) as future amortization expenses are deducted. We anticipate making a deposit to the IRS of approximately $40 million in the first quarter of 2006 in order to stop the accrual of statutory interest on potential tax deficiencies up to or equal to that amount with respect to tax years 1997-2002. This deposit would not impact our free cash flow and will be a component of other assets on our consolidated balance sheet.
We also estimate that, with regard to the possible disallowance of deductions for royalty expenses paid to the partnership and the reallocation of royalty income from the partnership, after taking into account certain other tax benefits resulting from the IRS’ position on the partnership, it is unlikely that there will be any net impact to cash flow in addition to the amounts noted above related to the amortization expense deduction disallowance. In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 royalty expense deductions, and the inclusion of the reallocated royalty income for all relevant years, could be up to $146.5 million (tax, interest, and penalties, net of tax benefits). This $146.5 million would be in addition to the $69.0 million noted above related to the amortization expense deduction.
At the time of the 2000 Distribution, we paid Moody’s/D&B2 approximately $55.0 million in cash representing the discounted value of future tax benefits associated with this transaction. Pursuant to the terms of the 2000 Distribution, should the transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. If the transaction was terminated at December 31, 2005, the amount of such repayment from Moody’s/D&B2 to us would be approximately $32.9 million and would decrease by approximately $4.0 million to $5.0 million per year.
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
We have considered the foregoing Legacy Tax Matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. As of December 31, 2005, we have net $69.2 million of reserves recorded in the consolidated financial statements, made up of the following components: $6.0 million in Accrued Income Tax and $63.2 million in Other Non-Current Liabilities. We believe that these reserves are adequate for our share of the liabilities in these Legacy Tax Matters. Any payments that would be made for these exposures could be significant to our cash from operations in the period a cash payment took place, including any payments for the purpose of obtaining jurisdiction in U.S. District Court or the U.S. Court of Federal Claims to challenge any of the IRS’s positions.
Information Resources, Inc.
      On or about February 16, 2006, this antitrust lawsuit was settled and mutual releases were signed by the parties. The dismissal of the lawsuit is subject to Court approval and the mutual releases are being held in escrow pending dismissal of the lawsuit. As more fully explained below, we were fully indemnified for this matter and therefore did not contribute to the settlement payment.
      Under an Amended Joint Defense Agreement, VNU N.V., a publicly-traded Dutch company and certain of its U.S. subsidiaries (collectively, the “VNU Parties”), assumed exclusive joint and several liability for any judgment or settlement of this lawsuit. Because of this indemnity obligation, D&B did not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties defaulted on their obligations, which did not occur. Accordingly, the VNU Parties paid the entire settlement amount of $55 million.
      By way of background, in 1996, IRI filed a complaint, subsequently amended in 1997, in federal court in New York that named as defendants a company then known as The Dun & Bradstreet Corporation and now known as R.H. Donnelley (referred to in this Annual Report on Form 10-K as Donnelley/ D&B1), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley/ D&B1. The amended complaint alleged various violations of US antitrust laws. IRI sought damages in excess of $650 million, which IRI asked to be trebled, as well as punitive damages and attorneys fees.
      As noted above, we did not contribute to the settlement payment and, therefore, the resolution of this matter did not impact our results of operations, cash flows or financial position. No amount in respect of this matter had been accrued in our consolidated financial statements.
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
A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934, as amended, against Hoover’s and the Individual Defendants. Plaintiffs allege that the underwriter defendant agreed to allocate stock in Hoover’s IPO to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices above the IPO price. Plaintiffs allege that the Prospectus for Hoover’s IPO was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. On July 15, 2002, Hoover’s moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Hoover’s. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the case involving Hoover’s.
Hoover’s has approved a settlement agreement and related agreements that set forth the terms of a settlement between Hoover’s, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Hoover’s and the Individual Defendants for the conduct alleged in the action to be wrongful. Hoover’s would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Hoover’s may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Hoover’s to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Hoover’s currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Hoover’s is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Hoover’s. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Hoover’s insurance carriers should arise, Hoover’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement. A further hearing with regard to the settlement is scheduled for April 24, 2006.
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
Pension Plan Litigation

March 2003 Action
In March 2003, a lawsuit seeking class action status was filed against us in federal court in Connecticut on behalf of 46 specified former employees relating to our retirement plans. As noted below, during the fourth quarter of 2004, most of the counts in the complaint were dismissed. The complaint, as amended in July 2003 (the “Amended Complaint”), sets forth the following putative class:

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
We deny all allegations of wrongdoing and are aggressively defending the case. In September 2003, we filed a motion to dismiss Counts 1, 3 and 4 of the Amended Complaint on the ground that plaintiffs cannot prevail on those claims under any set of facts, and in February 2004, the Court heard oral argument on our motion. With respect to Count 4, the court requested that the parties conduct limited expert discovery and submit further briefing. In November 2004, after completion of expert discovery on Count 4, we moved for summary judgment on Count 4 on the ground that an interest rate of 6.75% is reasonable as a matter of law. On November 30, 2004, the Court issued a ruling granting our motion to dismiss Counts 1 and 3. Shortly after that ruling, plaintiffs’ counsel stipulated to dismiss with prejudice Count 2 (which challenged the sale of the RMS business as an intentional interference with employee benefit rights, but which the motion to dismiss did not address). Plaintiffs’ counsel also stipulated to a dismissal with prejudice of Count 1, the severance pay claim, agreeing to forego any appeal of the Court’s dismissal of that claim. Plaintiffs’ counsel did file a motion to join party plaintiffs and to amend the Amended Complaint to add a new count challenging the adequacy of the retirement plan’s mortality tables. The Court granted the motion and we filed our objections. On June 6, 2005, the Court granted D&B’s motion for summary judgment as to Count 4 (the interest rate issue) and also denied the plaintiffs’ motion to further amend the Amended Complaint to add a new claim challenging the mortality tables. On July 8, 2005, the plaintiffs filed their notice of appeal; they are appealing the ruling granting the motion to dismiss, the ruling granting summary judgment, and the denial of leave to amend their Amended Complaint. Oral Argument before the Second Circuit took place on February 15, 2006. A decision is expected within six weeks.

While we believe we have strong defenses in this matter, we are unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of this matter has been accrued in our consolidated financial statements.

September 2005 Action
In addition to the foregoing proceeding, a lawsuit seeking class action status was filed in September of 2005 against us in federal court in the Northern District of Illinois on behalf of a current employee relating to our retirement plans. The complaint (the “Complaint”) seeks certification of the following putative class: Current or former D&B employees (other than employees who on December 31, 2001 (i) were at least age 50 with 10 years of vesting service, (ii) had attained an age which, when added to his or her years of vesting service, was equal to or greater than 70; or (iii) had attained age 65), who participated in The Dun & Bradstreet Master Retirement Plan before January 1, 2002 and who have participated in The Dun & Bradstreet Corporation Retirement Account at any time since January 1, 2002.
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
A Motion to Transfer Venue to the District of New Jersey was filed on January 27, 2006. A decision is expected by the end of March 2006.
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
Other
In addition, in the normal course of business, D&B indemnifies other parties, including customers, lessors and parties to other transactions with D&B, with respect to certain matters. D&B has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or arising out of other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. D&B has also entered into indemnity obligations with its officers and directors of the Company. Additionally, in certain circumstances, D&B issues guarantee letters on behalf of our wholly owned subsidiaries for specific situations. It is not possible to determine the maximum potential amount of future payments under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by D&B under these agreements have not had a material impact on our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 3,706 shareholders of record as of December 31, 2005.
The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown:

	2005		2004

	High	Low	High	Low

First Quarter	$62.69	$55.04	$57.01	$47.85
Second Quarter	$64.71	$58.97	$56.19	$50.97
Third Quarter	$66.27	$61.08	$59.50	$51.45
Fourth Quarter	$67.88	$62.30	$60.80	$56.00
We did not pay any dividends on our common stock during the years ended December 31, 2005 and 2004 and we do not currently have plans to pay dividends to shareholders in 2006.
Issuer Purchases of Equity Securities
The following table provides information about purchases made by or on our behalf during the quarter ended December 31, 2005 of shares of equity that are registered pursuant to Section 12 of the Exchange Act:

				Maximum Number	Approximate Dollar
				of Currently	Value of Currently
			Total Number of	Authorized Shares	Authorized Shares
			Shares Purchased	that May Yet Be	that May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or	the Plans or
Period	Purchased(a)(b)	per Share	or Programs(a)(b)	Programs(a)	Programs(b)

October 1-31, 2005	281,200	$65.35	281,200	—	—
November 1-30, 2005	534,200	$64.28	534,200	—	—
December 1-31, 2005	542,800	$65.03	542,800	—	—

Quarter Ended December 31, 2005	1,358,200	$64.80	1,358,200	2,730,234	$200,000,000

(a)	During the fourth quarter of 2005, we repurchased 593,741 shares of stock for $38.6 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in July 2003 and expires in September 2006. The maximum amount authorized for repurchase under this program is 6.0 million shares, of which 3,269,766 shares have been repurchased as of December 31, 2005.

(b)	During the fourth quarter of 2005, we repurchased 764,459 shares for $49.4 million related to a previously announced $400 million two-year share repurchase program approved by our board in February, 2005. This program expires in February 2007. We have repurchased $200.0 million in shares under this program as of December 31, 2005. On January 31, 2006, our Board of Directors approved the addition of $100 million to this repurchase program.

Item 6.	Selected Financial Data
Five-Year Selected Financial Data

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Amounts in millions, except per share data)
Results of Operations:
Operating Revenues	$1,443.6	$1,414.0	$1,386.4	$1,275.6	$1,304.6
Costs and Expenses(1)	1,079.6	1,095.2	1,094.6	1,019.7	1,081.0

Operating Income	364.0	318.8	291.8	255.9	223.6
Non-Operating (Expense) Income — Net(2)	(9.9)	22.0	(11.4)	(16.7)	30.0

Income from Continuing Operations before Provision for Income Taxes	354.1	340.8	280.4	239.2	253.6
Provision for Income Taxes	133.6	129.2	106.2	94.1	100.2
Equity in Net Income (Losses) of Affiliates	0.7	0.2	0.3	(1.7)	(3.5)

Net Income	$221.2	$211.8	$174.5	$143.4	$149.9

Basic Earnings Per Share of Common Stock	$3.31	$3.01	$2.37	$1.93	$1.89

Diluted Earnings Per Share of Common Stock	$3.19	$2.90	$2.30	$1.87	$1.84

Other Data:
Weighted Average Number of Shares Outstanding — Basic	66.8	70.4	73.5	74.5	79.4
Weighted Average Number of Shares Outstanding — Diluted	69.4	73.1	75.8	76.9	81.5
Balance Sheet:
Total Assets	$1,613.4	$1,635.5	$1,624.7	$1,527.7	$1,462.6
Long-Term Debt	$0.1	$300.0	$299.9	$299.9	$299.6
Equity	$77.6	$54.2	$48.4	$(18.8)	$(19.0)

(1)	2005 included a charge of $30.7 million for restructuring related to the 2005 and 2004 Financial Flexibility Programs and a charge of $0.4 million for the final resolution of all disputes on the sale of our French business. 2004 included a charge of $32.0 million for restructuring related to the 2004 Financial Flexibility Program. 2003 included charges of $17.4 million for restructuring related to the 2003 Financial Flexibility Program and $13.8 million for the loss on the sale of our High Wycombe, England facility. 2002 included a charge of $30.9 million for restructuring related to the 2002 Financial Flexibility Program. 2001 included charges of $28.8 million for restructuring related to the 2001 Financial Flexibility Program, $6.2 million resulting from an impairment of capitalized software and the write-off of certain assets made obsolete or redundant during 2001, $1.0 million of asset write-offs for the World Trade Center attack and $6.5 million resulting from an impairment of our Murray Hill facility, which we sold during 2002. Partially offsetting these charges in 2001, was a $7.0 million reversal of excess accrued reorganization costs incurred in connection with the separation of D&B and Moody’s in 2000 (the “2000 Distribution”).

(2)	2005 included a $3.5 million gain on the sale of a 5% investment in a South African company, a $0.8 million gain as a result of lower costs related to the 2004 sale of Iberia (Spain and Portugal) and a charge of $3.7 million for the final resolution of all disputes on the sale of our French business. 2004 included gains on the sales of operations in the Nordic region (Sweden, Denmark, Norway and Finland) of $7.9 million; India and Distribution Channels in Pakistan and the Middle East of $3.8 million; Central Europe (Germany, Switzerland, Poland, Hungary and Czech Republic) of $5.6 million; France of $12.9 million; and Iberia (Spain and Portugal) of $0.1 million. 2003 included gains of $7.0 million on the settlement of an insurance claim to recover losses related to the events of September 11, 2001 and $1.8 million on the sale of equity interests in our Singapore business. Partially offsetting these gains was a $4.3 million loss on the sale of our Israel business. 2002 included gains of $2.6 million on the sale of a portion of our equity interest in our Singapore operation and $2.4 million on the sale of our Korean operation, partially offset by a charge of $2.9 million for the write-off of our remaining investment in Avantrust LLC. 2001 included gains of $36.4 million for the sale of our Receivable Management Services business, $17.7 million for the sale of a majority stake in our Australia/ New Zealand operations and $2.2 million for the sale of a major portion of our minority investment in a South African company. These gains were partially offset by a charge of $6.1 million for the write-off of certain investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
How We Manage Our Business
For internal management purposes, we refer to “core revenue” which we calculate as total revenue less the revenue of divested businesses. Core revenue is used to manage and evaluate the performance of our business segments and to allocate resources because this measure provides an indication of the underlying direction of changes in revenue in a single performance measure. Core revenue does not include reported revenue of divested businesses since they are not included in future revenue. Divested business revenue for the three years of results included in this Annual Report on Form 10-K includes the revenue from our operations in:

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
These divested businesses have been classified as “Divestitures” in Note 3 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. Management believes that this measure provides valuable insight into our revenue from ongoing operations and enables investors to evaluate business performance and trends by facilitating a comparison of results of ongoing operations with past reports of financial results.
We also isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both with and without the effects of foreign exchange. As a result, we monitor our core revenue growth both after and before the effects of foreign exchange. Core revenue growth excluding the effects of foreign exchange is referred to as “revenue growth before the effects of foreign exchange.”
We further analyze core revenue growth before the effects of foreign exchange among two components, “organic core revenue growth” and “core revenue growth from acquisitions.” We analyze “organic core revenue growth” and “core revenue growth from acquisitions” because management believes this information provides an important insight into the underlying health of our business. Core revenue includes the revenue from acquired businesses from the date of acquisition. In addition, with respect to our Italian real estate data business, we analyze core revenue both before and after the impact of price increases.
We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and (charges)” because such charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and (charges) are our restructuring charges, which result from a foundational element of our growth strategy that we refer to as financial flexibility. Through financial flexibility, management identifies opportunities to improve the performance of the business in terms of quality, efficiency and cost, in order to generate savings primarily to invest for growth. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on such measures and a significant percentage weight is placed upon such measures in determining whether performance objectives have been achieved. Management believes that by eliminating restructuring charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “Corporate and Other” expenses and are not allocated to our business segments. (See Note 14 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for financial information regarding our segments).
Similarly, when we evaluate the performance of our business as a whole, we focus on results (such as operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) before non-core gains and charges because such non-core gains and charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations and may drive behavior that does not ultimately maximize shareholder value. It should not be concluded from our presentation of non-core gains and charges that the items that result in non-core gains and charges will not occur in the future.
Other components of how we manage our business are “free cash flow” and “net debt position”:
•	We define free cash flow as net cash provided by operating activities minus capital expenditures and additions to computer software and other intangibles. Free cash flow measures our available cash flow for potential debt repayment, acquisitions, stock repurchases and additions to cash, cash equivalents and short-term investments. We believe free cash flow to be relevant and useful to our investors as this measure is used by our management in evaluating the funding available after supporting our ongoing business operations and our portfolio of product investments.

•	We define net debt position as cash, cash equivalents and marketable securities minus short-term debt and long-term debt. We believe net debt position to be relevant and useful to our investors as this measure is used by our management in evaluating our liquidity on a global consolidated basis.
Free cash flow and net debt position should not be considered as a substitute measure for net cash flows provided by operating activities, investing activities or financing activities, or cash, cash equivalents, marketable securities, short-term debt and long-term debt, respectively. Therefore, we believe it is important to view free cash flow and net debt position as complements to our consolidated statements of cash flows and consolidated balance sheets, respectively.
The adjustments discussed herein to our results as determined under generally accepted accounting principles in the United States (“GAAP”) are among the primary indicators management uses as a basis for our planning and forecasting of future periods, to allocate resources, to evaluate business performance and, as noted above, for compensation purposes. However, these financial measures (results before non-core gains and charges and free cash flow) are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, operating income growth, operating margin, net income, tax rate, diluted earnings per share, or net cash provided by operating activities, investing activities and financing activities prepared in accordance with GAAP. In addition, it should be noted that because not all companies calculate these financial measures similarly or at all, the presentation of these financial measures is not likely to be comparable to measures of other companies.

See “Results of Operations,” below, for a discussion of our results reported on a GAAP basis.
Overview
On January 1, 2005, we began managing and reporting our operations in Canada as part of our International segment. As part of this change, our results are reported under the following two segments:

•	United States (“U.S.”); and

•	International (which consists of operations in Europe, Canada, Asia Pacific, and Latin America).
The financial statements of our subsidiaries outside the United States and Canada reflect a fiscal year ended November 30 to facilitate timely reporting of our consolidated financial results and financial position.
Prior to January 1, 2005, we reported our business through the following segments:

•	North America (which consisted of operations in the United States and Canada); and

•	International (which consisted of operations in Europe, Asia Pacific, and Latin America).
In accordance with GAAP, throughout this Annual Report on Form 10-K, we have reclassified prior period presentations to conform to our current segment reporting.
The following table presents the contribution by segment to core revenue and total revenue:

	For the Years Ended
	December 31,

	2005	2004	2003

Core Revenue:
U.S.	75%	75%	76%
International	25%	25%	24%
Total Revenue:
U.S.	75%	71%	67%
International	25%	29%	33%
The following table presents the contribution by customer solution set to core revenue and total revenue:

	For the Years Ended
	December 31,

	2005	2004	2003

Core Revenue:
Risk Management Solutions	66%	66%	67%
Sales & Marketing Solutions	27%	28%	28%
E-Business Solutions	4%	3%	2%
Supply Management Solutions	3%	3%	3%
Total Revenue(1):
Risk Management Solutions	66%	62%	58%
Sales & Marketing Solutions	27%	26%	25%
E-Business Solutions	4%	4%	2%
Supply Management Solutions	3%	2%	3%

(1)	Divested businesses contributed 6% and 12% of our total revenue for the years December 31, 2004 and 2003, respectively. There were no divestitures for the year ended December 31, 2005.
These customer solution sets are discussed in greater detail in “Item 1. Business.”
Within our Risk Management Solutions and Sales & Marketing Solutions, we monitor the performance of our “Traditional” products and our “Value-Added” products.

Risk Management Solutions
Our Traditional Risk Management Solutions generally consist of reports derived from our database which our customers use primarily to make decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended
	December 31,

	2005	2004	2003

Risk Management Solutions Revenue	81%	82%	81%
Total Revenue	53%	51%	47%
Core Revenue	53%	54%	54%
Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended
	December 31,

	2005	2004	2003

Risk Management Solutions Revenue	19%	18%	19%
Total Revenue	13%	11%	11%
Core Revenue	13%	12%	12%
Sales & Marketing Solutions
Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended
	December 31,

	2005	2004	2003

Sales & Marketing Solutions Revenue	45%	47%	51%
Total Revenue	12%	12%	13%
Core Revenue	12%	13%	14%
Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management products. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended
	December 31,

	2005	2004	2003

Sales & Marketing Solutions Revenue	55%	53%	49%
Total Revenue	15%	15%	12%
Core Revenue	15%	15%	14%
Our Flexible Business Model and Restructuring
Since the launch of our Blueprint for Growth strategy, we have implemented Financial Flexibility Programs. In each of these Programs, we identified ways to reduce our expense base, then reallocated some of the identified spending to other areas of our operations to improve revenue growth. With each program we have incurred a restructuring charges (which generally consists of employee severance and termination costs, contract terminations, asset write-offs, and/or costs to terminate lease obligations, less assumed sublease income) and transition costs (which consist of other costs necessary to accomplish the process changes such as consulting fees, costs of temporary workers, relocation costs and stay bonuses).
Our Financial Flexibility Programs are continuing. On January 31, 2006, our Board of Directors approved our 2006 Financial Flexibility Program. This Program will create financial flexibility through initiatives including the following:

•	Eliminating, standardizing, and consolidating redundant technology platforms, software licenses and maintenance agreements;

•	Standardizing and consolidating customer service teams and processes to increase productivity and capacity utilization;

•	Consolidating our vendors to improve purchasing power; and

•	Improving operating efficiencies of facilities.
We expect to complete all actions under the 2006 program by December 2006. On an annualized basis, these actions are expected to create $70 million to $75 million of financial flexibility, of which approximately $50 million to $55 million will be generated in 2006, before any transition costs and restructuring charges and before any reallocation of spending. To implement these initiatives, we expect to incur transition costs of approximately $15 million. In addition, we expect to incur non-core charges, totaling $23 million to $28 million pre-tax, of which $10 million to $14 million relate to severance, approximately $9 million to $10 million relate to lease termination obligations and approximately $4 million relate to other exit costs in 2006. Approximately $36 million to $41 million of these transition costs and restructuring charges are expected to result in cash expenditures. In addition, as a result of this re-engineering program, we expect that approximately 125 to 150 positions will be eliminated globally.
Our Critical Accounting Policies and Estimates
In preparing our consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. Of those policies, we consider the policies described below to be critical because they are both most important to the portrayal of our financial condition and results, and they require management’s subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
If actual results ultimately differ from previous estimates, the actual results could have a material impact on such period.
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

Pension and Postretirement Benefit Obligations
We offer substantially all of our U.S.-based employees coverage in a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”). The defined benefit plan covers active and retired employees including retired individuals from spin-off companies (see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further discussion of spin-off companies). Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. We also maintain supplemental and excess plans in the United States (the “U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 73% and 15% of our pension obligations, respectively, at December 31, 2005. Our employees in certain of our international operations are also provided retirement benefits through defined benefit plans representing the remaining balance of our pension obligations.
In addition to providing pension benefits, we provide various health care and life insurance benefits for retirees. U.S. based employees who retire with 10 years of vesting service after age 45 are eligible to receive benefits. Postretirement benefit costs and obligations are determined actuarially.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” our pension benefit obligations and the related effects on operations are calculated using actuarial assumptions and methodologies. Other postretirement benefits (i.e., health care) are accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and are also dependent on the application of our assumptions by our outside actuaries. The key assumptions used in the measurement of the pension and postretirement obligations and net periodic pension and postretirement costs are;

•	Expected long-term rate of return on pension plan assets — which is based on current and expected asset allocations as well as expected returns on asset categories of plan investments;

•	Discount rate — which is used to measure the present value of pension plan obligations and postretirement health care obligations. The discount rates are derived by using a yield curve approach which matches projected plan benefit payment streams with an applicable yield curve developed from high quality bond portfolios;

•	Rates of compensation increase and cash balance accumulation/conversion rates — which are based on an evaluation of internal plans and external market indicators; and

•	Health care cost trends — which are based on historical cost data, the near-term outlook and an assessment of likely long-term trends.
We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement benefit costs. The factor with the most immediate impact on our financial statements is a change in the expected long-term rate of return on pension plan assets for the U.S. Qualified Plan. For 2006, we will lower this assumption to 8.25% from 8.50% in 2005 and from 8.75% in 2004. The 8.25% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2005, the plan was 66% invested in publicly traded equity securities, 26% invested in debt securities and 8% invested in real estate investments. We expect this one-quarter percentage-point decrease in the long-term rate of return will reduce our 2006 annual operating income by approximately $3.1 million by reducing our net periodic pension income.
Changes in the discount rate, rate of compensation increase and cash balance accumulation/conversion rates also have an effect on our annual operating income. The discount rate is adjusted at each remeasurement date while other assumptions are reviewed annually, based on the factors noted above. For example, as of December 31, 2005, for all of our U.S. pension plans, we lowered the discount rate to 5.50% from 5.75% used at December 31, 2004. We expect that this one-quarter-percentage-point decrease in the discount rate applied with respect to the U.S. Qualified and Non-Qualified Plans will reduce our 2006 annual operating income by approximately $4.4 million by reducing our net periodic pension income. As of December 31, 2005, we increased the discount rate for our Postretirement Benefit Plan to 5.30% from 5.25% used at December 31, 2004. The discount rate has a minimal effect on the postretirement cost and, therefore, we do not expect this five basis point increase in the discount rate to have a significant impact on our 2006 annual operating income.
Differences between the assumptions stated above and actual experience could affect our pension and other postretirement benefit costs. When actual plan experience differs from the assumptions used, actuarial gains or losses arise in accordance with SFAS No. 87 and SFAS No. 106. These gains and losses are aggregated and amortized generally over the average future service periods of employees to the extent that such gains or losses exceed a “corridor” as defined in SFAS No. 87. The purpose of the corridor is to average the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-plan basis. For all of our pension plans, total unrecognized actuarial losses as of December 31, 2005 and 2004 were $597.0 million and $551.7 million, respectively, of which $392.7 million and $360.6 million, respectively, was attributable to the U.S. Qualified Plan, $114.0 million and $99.1 million, respectively, was attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. (Also see discussion in Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K). We expect to recognize such losses in our 2006 net periodic pension cost of approximately $21.2 million, $6.8 million and $2.2 million, for the U.S. Qualified Plan, U.S. Non-Qualified Plans and non-U.S. plans, respectively, compared to $16.7 million, $6.6 million and $1.9 million, respectively, in 2005. The increased amortization of actuarial loss of $4.5 million related to the U.S. Qualified Plan, which will be included in our pension cost in 2006, is primarily due to higher amortization of unrecognized actuarial losses exceeding the corridor threshold under SFAS No. 87 at January 1, 2006.
Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. We recorded net periodic cost for our pension plans of $12.9 million for 2005 and net periodic pension income of $11.7 million and $18.2 million for the years 2004 and 2003, respectively. A major component of the net periodic pension cost is the expected return on plan assets, which was $119.2 million, $126.8 million and $128.1 million in 2005, 2004 and 2003, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. In 2005, 2004 and 2003, we recorded investment gains of $112.6 million, $128.0 million and $235.6 million, respectively, in our pension plans, of which $90.2 million, $116.2 million and $228.6 million, respectively, were attributable to the U.S. Qualified Plan and $22.4 million, $11.8 million and $7.0 million, respectively, were attributable to the non-U.S. plans. At January 1, 2006, the market-related value of plan assets of our U.S. Qualified Plan and the non-U.S. plans was $1,285.3 million and $137.5 million, respectively, which excludes $25.0 million of unrecognized investment loss and $4.7 million of unrecognized investment gain, respectively, from prior periods. If the unrecognized losses are not recovered in future years, our market-related value of assets will decrease, causing our expected return on plan assets to fall and our net periodic pension costs to rise.
Changes in the funded status of our pension plans could result in a significant future charge to our equity. Under the requirements of SFAS No. 87, if the plan asset value falls below the related accumulated benefit obligation, we would be required to record a minimum pension liability for the difference between the two amounts and reverse our prepaid pension cost. This charge would be recorded against a component of shareholders’ equity, net of applicable deferred taxes. We recognized charges of $5.6 million, $14.0 million and $5.9 million, net of applicable taxes, to shareholders’ equity for minimum pension liabilities related to our U.S. Non-Qualified Plans and non-U.S. plans for 2005, 2004 and 2003, respectively.
The U.S. Qualified Plan, our principal plan, is currently over-funded. The excess of the fair value of plan assets over the related accumulated benefit obligation was $102.0 million at December 31, 2005, compared with $120.9 million at December 31, 2004. The prepaid pension cost associated with this plan was $470.4 million and $452.3 million at December 31, 2005 and December 31, 2004, respectively.
A change in the discount rate assumption could result in a change in the funded status of our pension plans by changing the amount of the accumulated benefit obligation. For the U.S. Qualified Plan, every one-quarter percentage-point increase or decrease in the discount rate reduces or increases our accumulated benefit obligation by approximately $39.0 million. For the Non-Qualified Plans, every one-quarter percentage-point increase or decrease in the discount rate reduces or increases our accumulated benefit obligation by approximately $6.0 million.
For information on pension and Postretirement Benefit Plan contribution requirements, please see “Future Liquidity — Sources and Uses of Funds — Pension Plan and Postretirement Benefit Plan Contribution Requirements” in the Contractual Cash Obligations table included in this Annual Report on Form 10-K.

Also see Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for more information regarding costs of, and assumptions for, our pension and postretirement benefit obligations and costs.

Contingencies and Litigation
We establish reserves in connection with tax and legal proceedings, claims and litigation when it is probable that a loss has been incurred and the amount of loss is reasonably estimable. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analyses of multiple forecasts that often depend on judgments concerning potential actions by third parties and regulators. This is an inherently subjective and complex process, and actual results may differ from our estimates by material amounts. For more information, see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Revenue Recognition
Our Risk Management Solutions are generally sold under monthly or annual contracts that enable a customer to purchase our information solutions during the period of contract at prices per an agreed price list, up to the contracted dollar limit. Revenue on these contracts is recognized as solutions are delivered to the customer, based on the per-solution price. Any additional solutions purchased over this limit may be subject to pricing variations and revenue is recognized as the solutions are delivered. If customers do not use the full value of their contract and forfeit the unused portion, we recognize the forfeited amount as revenue at contract expiration.
We have fixed price subscription contracts for larger customers that allow those customers unlimited use within predefined ranges, subject to certain conditions. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year.
Revenue related to services provided over the contract term, such as monitoring services, is recognized ratably over the contract period, which is typically one year.
For Sales & Marketing Solutions and Supply Management Solutions, we generally recognize revenue upon delivery of the information file to the customer. For arrangements that include periodic updates to that information file over the contract term, the portion of the revenue related to updates expected to be delivered is deferred as a liability on the balance sheet and recognized as the updates are delivered, usually on a quarterly or monthly basis. For subscription solutions that provide continuous access to our generic marketing information and business reference databases, as well as any access fees or hosting fees related to enabling customers’ access to our information, revenue is recognized ratably over the term of the contract, which is typically one year.
We have certain solution offerings that are sold as multi-element arrangements. The multiple elements may include information files, file updates for certain solutions, software, services, trademarks and/or other intangibles. Revenue for each element is recognized when that element is delivered to the customer, based upon the relative fair value for each element. For offerings that include software that is considered to be more than incidental, we recognize revenue when a non-cancelable license agreement has been signed and the software has been shipped and installed. Maintenance revenue, which consists of fees for ongoing support and software updates, is recognized ratably over the term of the contract, which is typically one year, when the maintenance for the software is considered significant. When maintenance is insignificant, we recognize the revenue when the agreement is signed and the software is shipped.
Revenue from consulting and training services is recognized as the services are performed.
For E-Business Solutions, which consists of Hoover’s, Inc., we provide subscription solutions that provide continuous access to our business information databases. Revenue is recognized ratably over the term of the contract, which is generally one year. Any additional solutions purchased are recognized once they are delivered and billed to the customer.

Amounts billed in advance are recorded as a liability on the balance sheet. The deferred revenue is recognized as the services are performed.
Recently Issued Accounting Standards
See Note 2 — Recent Accounting Pronouncements to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for disclosure of the impact that recently issued accounting standards may have on our audited consolidated financial statements.
Results of Operations
The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. They should be read in conjunction with the consolidated financial statements and related footnotes set forth in Item 8 of this Annual Report on Form 10-K, which have been prepared in accordance with GAAP.

Consolidated Revenue
The following table presents our revenue by segment:

	For the Years Ended December 31,

	2005	2004	2003

	(Amounts in millions)
Revenue:
U.S.	$1,087.8	$1,004.9	$927.6
International	355.8	329.6	286.1

Core Revenue	1,443.6	1,334.5	1,213.7
Divested Businesses	—	79.5	172.7

Total Revenue	$1,443.6	$1,414.0	$1,386.4

The following table presents our revenue by customer solution set:

	For the Years Ended December 31,

	2005	2004	2003

	(Amounts in millions)
Revenue:
Risk Management Solutions	$953.2	$882.0	$804.3
Sales & Marketing Solutions	382.8	368.2	342.4
E-Business Solutions	70.0	50.0	29.0
Supply Management Solutions	37.6	34.3	38.0

Core Revenue	1,443.6	1,334.5	1,213.7
Divested Businesses	—	79.5	172.7

Total Revenue	$1,443.6	$1,414.0	$1,386.4

Year ended December 31, 2005 vs. Year ended December 31, 2004
Total revenue increased $29.6 million, or 2% (1% increase before the effect of foreign exchange), for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase in total revenue was primarily driven by an increase in total U.S. revenue of $82.9 million, or 8% increase, partially offset by a decrease in total International revenue of $53.3 million, or 13% decrease (15% decrease before the effect of foreign exchange).

This $29.6 million increase is primarily attributed to:

•	growth in the U.S. subscription plan for existing customers willing to increase the level of business they do with us. The subscription plan provides our customers’ unlimited use of our Risk Management reports and data, within pre-defined ranges, provided such customers commit to an increased level of spend from their historical levels;

•	growth in our E-Business Solutions, representing the results of Hoover’s, Inc. The increase was primarily due to continued growth in subscription revenue and increased advertising sales;

•	growth in our Italian real estate data business, which contributed two percentage points of total revenue growth, mainly due to a price increase and the acquisition of a controlling interest in RIBES S.p.A., a leading provider of business information to Italian banks; and

•	an increase in our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit;
partially offset by:

•	our having divested certain businesses in 2004, which accounted for $79.5 million of revenue for the year ended December 31, 2004; and

•	a decrease in revenues from our United Kingdom (“UK”) market.
Core revenue, which reflects total revenue less revenue from divested businesses, increased $109.1 million or 8% (8% increase before the effect of foreign exchange), for the year ended December 31, 2005, as compared to the year ended December 31, 2004.

Customer Solution Set
On a customer solution set basis, the $109.1 million increase in core revenue reflects:

•	a $71.2 million, or 8%, increase in Risk Management Solutions (7% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $42.7 million, or 7%, and growth in International of $28.5 million, or 11% (8% increase before the effect of foreign exchange). International includes our Italian real estate data business, which contributed two percentage points of total Risk Management Solutions growth with the majority of the growth due to a price increase and the acquisition of a controlling interest in RIBES S.p.A.;

•	a $14.6 million, or 4%, increase in Sales & Marketing Solutions (4% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $19.2 million, or 6%, partially offset by a decrease in International of $4.6 million, or 8% (9% decrease before the effect of foreign exchange);

•	a $20.0 million, or 40%, increase in E-Business Solutions (40% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $17.3 million, or 35%, and growth in International of $2.7 million. We first began offering our Hoover’s solution to customers in Europe in the fourth quarter of 2004; and

•	a $3.3 million, or 10%, increase in Supply Management Solutions, (9% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $3.7 million, or 13%, partially offset by a decrease in International of $0.4 million or 11% (12% decrease before the effect of foreign exchange).
Year ended December 31, 2004 vs. Year ended December 31, 2003
Total revenue increased $27.6 million, or 2% (1% decrease before the effect of foreign exchange), for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The increase in total revenue was primarily driven by an increase in total U.S. revenue of $77.3 million, or 8%, partially offset by a decrease in total International revenue of $49.7 million, or 11% (19% decrease before the effect of foreign exchange).
This $27.6 million increase is primarily attributed to:

•	an increase in our Self Awareness Solutions, which allows our small business customers to establish, improve and protect their own credit;

•	growth in the U.S. subscription plan for existing customers that are willing to increase the level of business they do with us; and

•	acquisitions of Hoover’s, Inc., in the first quarter of 2003, and our Italian real estate data companies in the second quarter of 2003;
partially offset by:

•	our having divested certain businesses, which for the two years ended December 31, 2004 and 2003, accounted for $79.5 million and $172.7 million of revenue, respectively.
Core revenue, which reflects total revenue less revenue from divested businesses, increased $120.8 million, or 10% (8% increase before the effect of foreign exchange), for the year ended December 31, 2004, as compared to the year ended December 31, 2003.

Customer Solution Set
On a customer solution set basis, the $120.8 million increase in core revenue reflects:

•	a $77.7 million, or 10%, increase in Risk Management Solutions (7% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $35.7 million, or 6%, and growth in International of $42.0 million, or 18% (9% increase before the effect of foreign exchange);

•	a $25.8 million, or 8%, increase in Sales & Marketing Solutions (6% decrease before the effect of foreign exchange). The increase was driven by growth in the U.S. of $24.1 million, or 8%, and growth in International of $1.7 million, or 3% (6% decrease before the effect of foreign exchange);

•	a $21.0 million, or 72%, increase in E-Business Solutions, representing the results of Hoover’s, Inc. The increase was driven by growth in the U.S. of $20.9 million, or 72%, which includes twenty percentage points of growth from the purchase accounting adjustments on the 2003 results. We acquired Hoover’s, Inc. in the first quarter of 2003. This increase was also driven by $0.1 million of International revenue. We first began offering Hoover’s solution to customers in Europe in the fourth quarter of 2004; and

•	a $3.7 million, or 10%, decline in Supply Management Solutions (11% decrease before the effect of foreign exchange). The decrease was driven by a decline in the U.S. of $3.4 million, or 11%, and a decrease in growth in International of $0.3 million, or 2% (10% decrease before the effect of foreign exchange).

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income:

	For the Years Ended December 31,

	2005	2004	2003

	(Amounts in millions)
Operating Expenses	$412.0	$403.9	$433.3
Selling and Administrative Expenses	600.8	612.0	579.9
Depreciation and Amortization	36.1	47.3	64.0
Restructuring Charges	30.7	32.0	17.4

Operating Costs	$1,079.6	$1,095.2	$1,094.6

Operating Income	$364.0	$318.8	$291.8

As described above in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Manage Our Business,” when we evaluate the performance of our business as a whole, we focus on our operating income (and, therefore, operating costs) before non-core gains and (charges), because we do not view these items as reflecting our underlying business operations. We have identified under the caption “Non-Core Gains and (Charges)” below, such non-core gains and charges that are included in our GAAP results.
Operating Expenses
Operating expenses increased by $8.1 million, or 2%, for the year ended December 31, 2005 as compared to December 31, 2004. The increase was primarily due to the following:

•	certain tax legislation in Italy which has increased the operating costs of our Italian real estate data business in 2005;

•	investments in our DUNSRight quality process; and

•	the impact of foreign exchange;
partially offset by:

•	reduced costs as a result of the sale of our divested businesses to strategic partners in 2004 as part of our international market leadership strategy; and

•	improved efficiency and a reduction in the number of employees as a result of our process of continuous reengineering.
Operating expenses decreased by $29.4 million, or 7%, for the year ended December 31, 2004 as compared to December 31, 2003. The decrease was primarily due to the following:

•	improved efficiency and a reduction in the number of employees in our data collection, fulfillment and technology areas as a result of our process of continuous reengineering;

•	reduced costs as a result of the sale of our divested businesses to strategic partners in 2003 and 2004 as part of our international market leadership strategy; and

•	a $13.8 million loss on the sale of a building in High Wycombe, England in July 2003 with no comparable loss in 2004;
partially offset by:

•	an increased expense base as a result of the acquisition of three Italian real estate data companies; and

•	the impact of foreign exchange.

Selling and Administrative Expenses
Selling and administrative expenses decreased $11.2 million, or 2%, for the year ended December 31, 2005 as compared to December 31, 2004. The decrease was primarily due to the following:

•	reduced costs associated with the sale of our divested businesses; and

•	administrative cost savings, such as lower compensation costs achieved through our Financial Flexibility Programs and lower spending for Sarbanes-Oxley related expenses;
partially offset by:

•	the impact of foreign exchange.
Selling and administrative expenses increased $32.1 million, or 6%, for the year ended December 31, 2004 as compared to December 31, 2003. The increase was primarily due to the following:

•	additional costs related to revenue-generating investments as well as additional variable costs (such as commissions and bonuses) incurred as a result of increased revenues;

•	consulting costs associated with our reengineering initiatives and costs associated with achieving compliance with Sarbanes-Oxley requirements;

•	an increase in our expense base as a result of the acquisition of three Italian real estate data companies; and

•	the impact of foreign exchange;
partially offset by:

•	cost savings, such as lower compensation costs, achieved through our Financial Flexibility Programs; and

•	the sale of our divested businesses to strategic partners in 2003 and 2004 as part of our international market leadership strategy.
We had a net pension cost of $12.9 million for the year ended December 31, 2005 and net pension income of $11.7 million and $18.2 million for the years ended December 31, 2004 and 2003, respectively, for all of our global pension plans. The increase in pension cost or decrease in pension income from 2003 to 2005 was primarily due to increased actuarial loss amortizations included in annual expense as required by SFAS No. 87. Actuarial loss amortizations included in annual pension expense for all global plans were $25.2 million, $11.4 million and $8.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, of which $23.3 million, $8.1 million and $5.4 million was attributable, respectively for such years, to our U.S. plans. The losses subject to amortization are primarily the result of asset losses from 2000 through 2002, and the impact of lower discount rates. Additionally, a one-quarter percentage-point decrease in the long-term rate of return assumption for our U.S. Qualified Plan, and a three-quarter percent decrease in the discount rate used to value our U.S. plans also contributed to the increase in expense during the period. We lowered the long-term rate of return assumption to 8.50% in 2005 from 8.75% for the years ended December 31, 2004 and 2003. The discount rate used to measure the pension costs for our U.S. plans for the years ended December 31, 2005, 2004 and 2003 was 5.75%, 6.00% and 6.50%, respectively.
We expect that the net pension cost will be approximately $25.4 million in 2006 for all of our global pension plans. The increase in pension cost from 2005 to 2006 is primarily driven by increased actuarial loss amortization included in 2006, a one-quarter percentage-point decrease in the long-term rate of return for our U.S. Qualified Plan, and a one-quarter percentage-point decrease in the discount rate applied to our U.S. plans at January 1, 2006.
We had postretirement benefit income of $5.7 million and $3.0 million for the years ended December 31, 2005 and 2004, respectively, and postretirement benefit costs of $14.9 million for the year ended December 31, 2003. The increase in postretirement benefit income or decrease in cost for the years ended December 31, 2005 and 2004 was due to the employer contribution cap that we put in place effective at January 1, 2004 as well as the impact of Medicare Reform Act. Specifically, in the fourth quarter of 2003, we amended our Postretirement Benefit Plan and starting January 1, 2004, we began to limit the amount of our insurance premium contribution based on the amount we contributed in 2003 per retiree. This change is expected to reduce our annual postretirement benefit costs by approximately $11 million a year for five to six years, starting in 2004. The impact of the Medicare Reform Act in the third quarter of 2004 also contributed to the decreased postretirement benefit cost. Postretirement benefit income was greater in 2005 than in 2004 primarily due to the savings from Medicare Reform for a full year as well as an actuarial gain from the 2005 plan valuation.
We expect postretirement benefit income will be approximately $3 million for the year ended December 31, 2006. The expected decrease in 2006 postretirement benefit income is primarily due to a portion of the negative unrecognized prior service cost recognized immediately in 2005 as a one-time curtailment gain as a result of the 2004 and 2005 Financial Flexibility Program. The curtailment gain is included within “Restructuring Charges.”
We consider net pension income and postretirement benefit costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs. See the discussion of “Our Critical Accounting Policies and Estimates — Pension and Postretirement Benefit Obligations,” above, and Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
Depreciation and Amortization
Depreciation and amortization decreased $11.2 million, or 24%, for the year ended December 31, 2005 as compared to December 31, 2004. This decrease is primarily driven by changes in our business model, which have enabled us to reduce the capital requirements of our business through continuous reengineering, leveraging strategic partners in key markets and outsourcing capital intensive activities.
Depreciation and amortization decreased $16.7 million, or 26%, for the year ended December 31, 2004 as compared to December 31, 2003. This decrease was largely driven by changes in our business model which have enabled us to reduce the capital requirements of our business through continuous reengineering, leveraging strategic partners in key markets and outsourcing capital intensive activities. Also, contributing to the decrease was the sale of our building in High Wycombe, England, in July 2003. The decrease for the year ended December 31, 2004 as compared to December 31, 2003 was partially offset by the acquisition of three Italian real estate data companies and the impact of foreign exchange.
Restructuring Charge
During the year ended December 31, 2005, we recorded a $30.8 million restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”) and a $0.1 million net restructuring gain in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The restructuring charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The curtailments were recorded in accordance with SFAS No. 87, “Employers’ Accounting for Pension,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The components of these charges and gains included:

•	severance and termination costs of $23.3 million associated with approximately 425 employees related to the 2005 Financial Flexibility Program and $5.7 million associated with approximately 310 employees related to the 2004 Financial Flexibility Program;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $4.7 million related to the 2005 Financial Flexibility Program;

•	curtailment charges of $3.1 million related to our pension plans and an immediate reduction to ongoing pension income of $3.4 million related to the U.S. Qualified Plan resulting from employee actions for the 2005 Financial Flexibility Program. In accordance with SFAS No. 87 and SFAS No. 88 we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations and the pension plan was required to be re-measured which reduced our periodic pension income; and

•	curtailment gains of $3.7 million and $5.8 million related to the U.S. postretirement benefit plan resulting from employee actions for the 2005 Financial Flexibility Program and 2004 Financial Flexibility Program, respectively. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.
At December 31, 2005, all actions under these programs were substantially completed.
During the year ended December 31, 2004, we recorded $32.0 million of restructuring charges in connection with the 2004 Financial Flexibility Program. The components of the restructuring charges included:

•	severance and termination costs of $28.4 million associated with approximately 900 employees;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.1 million;

•	curtailment charges (in accordance with SFAS No. 87 and SFAS No. 88) of $0.9 million and an immediate reduction to ongoing pension income of $3.3 million related to our pension plans; and

•	curtailment gain (in accordance with SFAS No. 106) of $3.7 million related to the U.S. postretirement benefit plan.
In October 2004, as part of the 2004 Financial Flexibility Program, we entered into an agreement with International Business Machines Corporation (“IBM”) to outsource certain portions of our data acquisition and delivery, customer service and financial processes. Under the terms of the agreement, approximately 220 employees who primarily performed certain customer service functions in the United States, Canada, United Kingdom and the Netherlands were transitioned to IBM. We made total payments of approximately $1.8 million to IBM as full satisfaction of any of our existing liabilities for future severance benefits related to the transitioned employees. The severance benefits for the employees who transitioned to IBM are included in the restructuring charges for the years ended December 31, 2005 and 2004.
During the year ended December 31, 2004, approximately 650 employees (including 220 employees who transitioned to IBM as part of the outsourcing agreement discussed below) were terminated in connection with the 2004 Financial Flexibility Program. During the year ended December 31, 2005, approximately 310 employees were terminated in connection with the 2004 Financial Flexibility Program which resulted in 960 employees terminated for this program in total.
During the year ended December 31, 2003, we recorded $17.4 million of restructuring charges in connection with the Financial Flexibility Program announced in February 2003 (“2003 Financial Flexibility Program”). The components of the restructuring charges included:

•	severance and termination costs of $16.6 million associated with approximately 500 employees;

•	lease termination obligations of $0.3 million; and

•	curtailment charge (in accordance with SFAS No. 87 and SFAS No. 88) of $0.5 million related to the U.S. Qualified Plan.
During the year ended December 31, 2003, all of the approximately 500 employees had been terminated in connection with the 2003 Financial Flexibility Program.
See Note 3 to our consolidated financial statements included in Item. 8 of this Annual Report on Form 10-K.

Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) — Net:”

	For the Years Ended
	December 31,

	2005	2004	2003

	(Amounts in millions)
Interest Income	$10.6	$8.4	$4.2
Interest Expense	(21.1)	(18.9)	(18.6)

Interest Income (Expense) — Net	$(10.5)	$(10.5)	$(14.4)

Interest income increased $2.2 million, or 26%, for the year ended December 31, 2005 as compared to December 31, 2004, primarily due to higher investment balances in marketable securities, as well as higher interest rates. Interest income increased $4.2 million, or 100%, for the year ended December 31, 2004 as compared to December 31, 2003, primarily due to higher investment balances in cash and marketable securities, as well as higher interest rates.
We expect a significant reduction in interest income in 2006, due to a decision to target lower cash balances.
Interest expense increased by $2.2 million, or 11%, for the year ended December 31, 2005 as compared to December 31, 2004, primarily due to higher interest rates. Interest expense increased by $0.3 million, or 2%, for the year ended December 31, 2004 as compared to December 31, 2003, primarily due to higher interest rates.
Other Income (Expense) — Net
The following table presents the components of “Other Income (Expense) — Net:”

	For the Years Ended
	December 31,

	2005	2004	2003

	(Amounts in millions)
Miscellaneous Other Income (Expense) — Net(a)	$—	$1.0	$(1.9)
Gains (Losses) on Sales of Businesses(b)	—	30.3	(2.5)
Gains on Sales of Investments(c)	3.5	1.2	0.4
Final Resolution of All Disputes on the Sale of our French Business(d)	(3.7)	—	—
Lower Costs Related to the Sale of the Iberian Business(e)	0.8	—	—
Insurance Recovery(f)	—	—	7.0

Other Income (Expense) — Net	$0.6	$32.5	$3.0

(a)	“Miscellaneous Other Income (Expense) — Net” decreased for the year ended December 31, 2005 as compared to December 31, 2004, primarily due to lower foreign currency transaction gains partially offset by lower bank fees. “Miscellaneous Other Income (Expense) — Net” increased for the year ended December 31, 2004 as compared to December 31, 2003, primarily due to foreign currency transaction gains.

(b)	During the year ended December 31, 2004, we sold the following businesses and recognized the following non-operating gains:

•	our operation in France during the fourth quarter, resulting in a pre-tax gain of $12.9 million;

•	our operations in Iberia (Spain and Portugal) during the fourth quarter, resulting in a pre-tax gain of $0.1 million;

•	our operations in Central Europe (Germany, Austria, Switzerland, Poland, Hungary and the Czech Republic) during the second quarter, resulting in a pre-tax gain of $5.6 million;

•	our operations in the Nordic region (Sweden, Denmark, Norway and Finland) during the first quarter, resulting in a pre-tax gain of $7.9 million; and

•	our operation in India and Distribution Channels in Pakistan and the Middle East during the first quarter, resulting in a pre-tax gain of $3.8 million.

During the year ended December 31, 2003, we sold the following businesses and recognized the following non-operating gains (losses):

•	our operation in Israel, resulting in a pre-tax loss of $4.3 million; and

•	the equity interest in our Singapore investment, resulting in a pre-tax gain of $1.8 million.

(c)	During the year ended December 31, 2005, we sold a 5% investment in a South African company for a pre-tax gain of $3.5 million. During the year ended December 31, 2004, we sold an investment in the U.S. for a pre-tax gain of $1.2 million. During the year ended December 31, 2003, we sold an investment in Italy for a pre-tax gain of $0.4 million.

(d)	During the year ended December 31, 2005, we recorded a $3.7 million charge, related to the final resolution of all disputes on the sale of our French business.

(e)	During the year ended December 31, 2005, we recorded a reversal of $0.8 million of costs as a result of lower than expected costs related to the sale of our Iberian business.

(f)	During the year ended December 31, 2003, we recorded a settlement on an insurance claim to recover losses related to the events of September 11, 2001.
Provision for Income Taxes
For the year ended December 31, 2005, our effective tax rate was 37.8% as compared to 37.9% for the year ended December 31, 2004. The effective tax rate for 2005 as compared to 2004 was positively impacted by 4.5 points for foreign income taxes primarily related to the liquidation of dormant international entities that remained after the sale of our divested businesses in the Nordic region (Sweden, Denmark, Norway and Finland) and Iberia, by 0.7 points for interest expense on tax reserves, and by 0.1 points for global tax initiatives and was negatively impacted by 2.6 points for the tax associated with the repatriation of foreign cash in connection with the adoption of Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (see Note 2 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), by 0.8 points resulting from the non-deductibility in some countries of certain items included within the restructuring charges and by 1.0 point for state and local income taxes. The effective tax rate for the year ended December 31, 2004 had been positively impacted by 0.8 points related to research and development tax credits.
For the year ended December 31, 2004, our effective tax rate remained the same at 37.9% as compared to the year ended December 31, 2003. The effective tax rate for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was positively impacted by 0.5 points for foreign income taxes primarily related to tax benefits in the UK, by 0.1 points for valuation allowances primarily related to capital and net operating losses, and by 0.9 points for research and development tax credits, and was negatively impacted by 1.4 points for interest expense on tax reserves and by 0.1 points for other items.
Equity in Net Income (Loss) of Affiliates
We recorded $0.7 million, $0.2 million and $0.3 million as Equity in Net Income of Affiliates for the years ended December 31, 2005, 2004 and 2003, respectively.

Earnings Per Share
We reported the following earnings per share (“EPS”):

	For the Years Ended
	December 31,

	2005	2004	2003

Basic Earnings Per Share	$3.31	$3.01	$2.37

Diluted Earnings Per Share	$3.19	$2.90	$2.30

Basic EPS and diluted EPS each increased 10% for the year ended December 31, 2005 as compared to the year ended December 31, 2004, reflecting a 5% reduction in the weighted average number of shares outstanding and a 4% increase in net income. Basic EPS and diluted EPS increased 27% and 26%, respectively, for the year ended December 31, 2004 as compared to the year ended December 31, 2003, reflecting a 4% reduction in the weighted average number of shares outstanding and a 21% increase in net income. Shares outstanding were reduced as a result of our repurchase of shares, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Position — Cash Used in Financing Activities.”
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

	For the Years Ended December 31,

	2005	2004	2003

	(Amounts in millions)
Non-core gains and (charges) included in Operating Costs:
Restructuring costs related to our Financial Flexibility Programs	$(30.7)	$(32.0)	$(17.4)
Final resolution of all disputes on the sale of our French business	$(0.4)	$—	$—
Loss on the sale of High Wycombe, England building	$—	$—	$(13.8)
Non-core gains and (charges) included in Other Income (Expense) — Net:
Gain on sale of an investment in a South African Company	$3.5	$—	$—
Final resolution of all disputes on the sale of our French business	$(3.7)	$—	$—
Lower costs related to the sale of Iberia	$0.8	$—	$—
Gains on sales of operations in the Nordic region, Central Europe, Iberia, France and India, and Distribution Channels in Pakistan and the Middle East	$—	$30.3	$—
Insurance recovery related to the events of September 11, 2001	$—	$—	$7.0
Non-core gains and (charges) included in Provision for Income Taxes:
Increase in Tax Legacy Reserve for “Utilization of Capital Losses — 1989-1990”	$—	$(4.5)	$—
Restructuring costs related to our Financial Flexibility Programs	$8.1	$11.2	$5.8
Tax benefits recognized upon the liquidation of dormant international entities	$16.3	$—	$—
Gain on sale of an investment in a South African Company	$(1.5)	$—	$—

	For the Years Ended December 31,

	2005	2004	2003

	(Amounts in millions)
Final resolution of all disputes on the sale of our French business	$1.5	$—	$—
Tax charge related to our repatriation of foreign cash	$(9.3)	$—	$—
Increase in Tax Legacy Reserve for “Royalty Expense Deductions 1993-1997”	$(6.3)	$—	$—
Tax Legacy Refund for “Utilization of Capital Losses — 1989-1990”	$0.9	$—	$—
Loss on the sale of High Wycombe, England building	$—	$—	$2.7
Gains on sales of operations in the Nordic region, Central Europe, Iberia, France and India, and Distribution Channels in Pakistan and the Middle East	$—	$(10.9)	$—
Insurance recovery related to the events of September 11, 2001	$—	$—	$(2.7)
Segment Results
The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. On January 1, 2005, we began managing and reporting our operations in Canada as part of our International segment. As part of this change, our results are reported under the following two segments: U.S. and International. We have conformed historical amounts to reflect the new segment structure.

United States
U.S. is our largest segment, representing 75%, 71% and 67% of our total revenue for the years ending December 31, 2005, 2004 and 2003, respectively, and 75%, 75%, and 76% of our core revenue for the years ending December 31, 2005, 2004 and 2003, respectively.
There were no divestitures within this segment during the years ended December 31, 2005, 2004 and 2003. The following table presents our U.S. revenue by customer solution set and U.S. operating income:

	For the Years Ended December 31,

	2005	2004	2003

	(Amounts in millions)
Revenue:
Risk Management Solutions	$655.7	$613.0	$577.3
Sales & Marketing Solutions	331.5	312.3	288.2
E-Business Solutions	67.2	49.9	29.0
Supply Management Solutions	33.4	29.7	33.1

Total and Core U.S. Revenue	$1,087.8	$1,004.9	$927.6

Operating Income	$405.5	$354.9	$320.3

Year ended December 31, 2005 vs. Year ended December 31, 2004

U.S. Overview
U.S. total and core revenue increased $82.9 million, or 8%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase is primarily due to increased revenue in all of our customer solution sets.

U.S. Customer Solution Set
On a customer solutions set basis, the $82.9 million increase in core revenue for the year ended December 31, 2005 as compared to the year ended December 31, 2004 reflects:

Risk Management Solutions

•	a $42.7 million, or 7%, increase in Risk Management Solutions. For the year ended December 31, 2005, Traditional Risk Management Solutions, which accounted for 77% of total U.S. Risk Management Solutions, increased 5%. There were two main drivers of this growth:

•	the continued growth in our subscription plan for existing customers who are willing to increase the level of business they do with us. The subscription plan provides our customers’ unlimited use of our Risk Management reports and data, within pre-defined ranges, provided such customers commit to an increased level of spend from their historical levels; and

•	our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit.

•	For the year ended December 31, 2005, Value-Added Risk Management Solutions, which accounted for 23% of total U.S. Risk Management Solutions, increased 15%. The increase was primarily attributable to higher renewal rates on software, and the sale of tailored, customized solutions and services that meet our customers’ needs.

Sales & Marketing Solutions

•	a $19.2 million, or 6%, increase in Sales & Marketing Solutions. For the year ended December 31, 2005, Traditional Sales & Marketing Solutions, which accounted for 43% of total U.S. Sales & Marketing Solutions, increased 7%. The increase was primarily driven by growth in our third party channels.

•	For the year ended December 31, 2005, Value-Added Sales & Marketing Solutions, which accounted for 57% of total U.S. Sales & Marketing Solutions increased by 6%. The increase was primarily driven by new customer acquisition and retention rates in our existing customer base.

E-Business Solutions

•	a $17.3 million, or 35%, increase in E-Business Solutions, representing the results of Hoover’s, Inc. The increase was primarily due to continued growth in subscription revenue and increased advertising sales.

Supply Management Solutions

•	a $3.7 million, or 13%, increase in Supply Management Solutions is due to an increase in acquisition of new customers and increased value of our customer contract renewals.
U.S. operating income for the year ended December 31, 2005 was $405.5 million, as compared to $354.9 million for the year ended December 31, 2004, an increase of $50.6 million, or 14%. The increase in operating income was due to an 8% increase in U.S. revenue for the year ended December 31, 2005 and the benefits of our reengineering efforts, partially offset by related investments made to drive revenue growth.
Year ended December 31, 2004 vs. Year ended December 31, 2003

U.S. Overview
U.S. total and core revenue increased $77.3 million, or 8%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase is primarily driven by increases in our three largest customer solution sets.

U.S. Customer Solution Set
On a customer solutions set basis, the $77.3 million increase in total and core revenue for the year ended December 31, 2004 as compared to the year ended December 31, 2003 reflects:

Risk Management Solutions

•	a $35.7 million, or 6%, increase in Risk Management Solutions. For the year ended December 31, 2004, Traditional Risk Management Solutions, which accounted for 79% of total U.S. Risk Management Solutions, increased 7%. There were two main drivers of this growth:

•	our Self Awareness Solutions; and

•	the subscription plan we introduced in the United States in the fourth quarter of 2003.

•	For the year ended December 31, 2004, Value-Added Risk Management Solutions, which accounted for 21% of total U.S. Risk Management Solutions, increased only 4%, due to product and customer care execution problems.

Sales & Marketing Solutions

•	a $24.1 million, or 8%, increase in Sales & Marketing Solutions. For the year ended December 31, 2004, Value-Added Solutions revenue, which accounted for 57% of total U.S. Sales & Marketing Solutions, increased 21%. There were two main drivers of this growth:

•	double-digit growth in our Customer Information Management (“CIM”) solutions; and

•	our planned migration of our customers from our Traditional solutions to our more automated Value-Added Solutions.

•	For the year ended December 31, 2004, our Value-Added Sales & Marketing Solutions growth was partially offset by the 5% decrease in Traditional Sales & Marketing Solutions, which accounted for 43% of total U.S. Sales & Marketing Solutions. The decline was primarily attributed to continued weakness in certain of our Traditional list and label businesses.

E-Business Solutions

•	a $20.9 million, or 72%, increase in E-Business Solutions, representing the results of Hoover’s, Inc. The increase was primarily due to continued growth in subscription revenue and the benefit of our marketing efforts, which have driven increased traffic to the Hoover’s Web site and strong ad sales. Additionally, this increase includes twenty percentage points of growth from the purchase accounting adjustments on the 2003 results.

Supply Management Solutions

•	a $3.4 million, or 11%, decrease in Supply Management Solutions. This decline was primarily due to product delivery and customer renewal issues.
U.S. operating income increased $34.6 million, or 11%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003, primarily due to the increase in revenue and the benefits of our reengineering initiatives, partially offset by increased investments to drive revenue growth.

International
International represented 25%, 29% and 33% of our total revenue for the three years ending December 31, 2005, 2004 and 2003, respectively, and 25%, 25% and 24% of our core revenue for the three years ending December 31, 2005, 2004 and 2003, respectively. The following table presents our International revenue by customer solution set and International operating income:
Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue.

	For the Years Ended
	December 31,

	2005	2004	2003

	(Amounts in millions)
Revenue:
Risk Management Solutions	$297.5	$269.0	$227.0
Sales & Marketing Solutions	51.3	55.9	54.2
E-Business Solutions	2.8	0.1	—
Supply Management Solutions	4.2	4.6	4.9

Core International Revenue	355.8	329.6	286.1
Divested Businesses	—	79.5	172.7

Total International Revenue	$355.8	$409.1	$458.8

Operating Income	$62.2	$74.7	$69.5

Year ended December 31, 2005 vs. Year ended December 31, 2004

International Overview
International total revenue decreased $53.3 million, or 13% (15% decrease before the effect of foreign exchange), for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The decline is primarily a result of:

•	our having divested certain businesses, which for the year ended December 31, 2004, accounted for $79.5 million of revenue; and

•	a decrease in revenues from our United Kingdom (“UK”) market;
partially offset by:

•	our Italian real estate data business, which contributed six percentage points of revenue growth, mainly due to a price increase and the acquisition of a controlling interest in RIBES S.p.A., a leading provider of business information to Italian banks; and

•	an aggregate increase in revenue from our other International markets.
International core revenue, which reflects International total revenue less revenue from businesses divested in 2004, increased $26.2 million or 8% (6% increase before the effect of foreign exchange), for the year ended December 31, 2005, as compared to the year ended December 31, 2004.

International Customer Solution Set
On a customer solution set basis, the $26.2 million increase in International core revenue for the year ended December 31, 2005 versus the year ended December 31, 2004 reflects:

Risk Management Solutions

•	a $28.5 million, or 11%, increase in Risk Management Solutions (8% increase before the effect of foreign exchange). For the year ended December 31, 2005, Traditional Risk Management Solutions,

which accounted for 89% of International Risk Management Solutions, increased 10% (8% increase before the effect of foreign exchange). This growth was attributable primarily to:

•	our Italian real estate data business, which contributed eight percentage points of such growth, mainly due to a price increase and the acquisition of a controlling interest in RIBES S.p.A.; and

•	an increase in revenue in our other International markets, primarily resulting from increased product usage by existing customers;
   partially offset by:

•	a decrease in revenue in the UK resulting primarily from the continued impact of lower customer product usage due to our insufficient focus on customer renewals in late 2004 and the first quarter of 2005.
In the second half of 2005, we introduced a subscription plan in our European markets, leveraging our success in rolling out a similar program in the U.S. This new plan provides our customers’ unlimited use, within pre-defined ranges, of our Risk Management reports and data, provided such customers commit to an increased level of spend from their historical levels. We believe that the subscription plan will be an important contribution to our revenue growth in future years.

•	For the year ended December 31, 2005, Value-Added Risk Management Solutions, which accounted for 11% of total International Risk Management Solutions, increased 14% (12% increase before the effect of foreign exchange). The increase was primarily driven by new project oriented business in our Canadian and Asia Pacific markets.

Sales & Marketing Solutions

•	a $4.6 million, or 8%, decrease in Sales & Marketing Solutions (9% decrease before the effect of foreign exchange). For the year ended December 31, 2005, Traditional Sales & Marketing Solutions, which accounted for 56% of our International Sales & Marketing Solutions, decreased 24% (25% decrease before the effect of foreign exchange). Such decrease was primarily attributed to lower revenues in the UK, resulting from a highly competitive marketplace.

•	For the year ended December 31, 2005, our Value-Added Sales & Marketing Solutions, which accounted for 44% of our total International Sales & Marketing Solutions, increased 23% (22% increase before the effect of foreign exchange). This was primarily attributable to an increase in purchases by customers’ utilizing our new value- added solutions and revenue from our international partners.

E-Business Solutions

•	International revenue also benefited from $2.8 million of revenue from E-Business Solutions. We first began offering our Hoover’s solution to customers in Europe in the fourth quarter of 2004.

Supply Management Solutions

•	a $0.4 million, or 11% decrease in Supply Management Solutions (12% decrease before the effect of foreign exchange).
International operating income decreased $12.5 million, or 17%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily due to:

•	a decline in revenue in the UK;

•	the loss of income from our divested businesses; and

•	increased expenses related to the investigation and final resolution of a dispute arising out of the sale of our French business;

partially offset by:

•	the benefits of our reengineering efforts; and

•	an increase in revenue from other International markets.
The following factors affecting International create particular challenges to our international business:

•	Our competition is primarily local, and our customers may have greater loyalty to our local competitors;

•	Credit insurance is a significant credit risk mitigation tool in certain markets. This reduces the demand for our Risk Management Solutions;

•	In certain local markets, key data elements are generally available from public-sector sources, thus reducing a customers’ need to purchase our data; and

•	Governmental agencies, which may seek, from time to time, to increase the fees or taxes that we must pay to acquire, use and/or redistribute data. For example:

•	In February 2005, regulations implementing new tax legislation became effective in Italy that significantly increased data acquisition costs for our Italian real estate data business and required that we pay a fee each time we resell that data. In response to this, we instituted a combination of price increases to our customers and reengineering efforts. As a result, both our revenue and our operating costs increased, without a material impact to our operating income. We believe that aspects of the regulations are illegal and, therefore, are challenging them in court and with anti-trust authorities. We cannot predict the outcome of these efforts.

•	Similar to its actions at the end of 2004, which led to the February 2005 regulations set forth above, the Italian government is considering legislation that could seek to increase the data acquisition costs and re-use fees for other public data that we currently use to support our Italian Risk Management Solutions business. At this time we cannot predict whether any such legislation will be enacted or its final form or the impact of any such legislation on our results of operations.
We continue to monitor our Italian operations and we are continuing to consider our strategic alternatives with respect to this business.
As we continue to implement our international market leadership strategy, we will continue to use different approaches to improve our competitive position from market to market worldwide. In some markets, we are investing to strengthen our position, either through organic growth or by acquisition. In other markets, we have established strategic relationships to strengthen our global data coverage and our customer value propositions. Additionally, we will continue to leverage our DUNSRight quality process to establish leadership positions in our International markets.
Year ended December 31, 2004 vs. Year ended December 31, 2003

International Overview
International total revenue decreased $49.7 million, or 11% (19% decrease before the effect of foreign exchange), for the year ended December 31, 2004, as compared to the year ended December 31, 2003, primarily as a result of:

•	our having divested certain businesses, which, for the two years ended December 31, 2004 and 2003, accounted for $79.5 million and $172.7 million of revenue, respectively;
partially offset by:

•	the success of our monitoring solution, e-Portfolio; and

•	the impact of having a full year of revenue from our 2003 acquisitions of Italian real estate data companies, which contributed two percentage points of growth in 2004.

International core revenue, which reflects International total revenue less revenue from businesses divested, increased $43.5 million or 15% (6% increase before the effect of foreign exchange), for the year ended December 31, 2004, as compared to the year ended December 31, 2003.

International Customer Solution Set
On a customer solution set basis, the $43.5 million increase in International core revenue for the year ended December 31, 2004 as compared to the year ended December 31, 2003 reflects:

Risk Management Solutions

•	a $42.0 million, or 18%, increase in Risk Management Solutions (9% increase before the effect of foreign exchange). For the year ended December 31, 2004, Traditional Risk Management Solutions, which accounted for 90% of total International Risk Management Solutions, increased 19% (9% increase before the effect of foreign exchange). The two main drivers of this growth were:

•	the success of our monitoring solution, e-Portfolio; and

•	the full-year benefit from our acquisition of the Italian real estate data companies, which contributed two percentage points of the growth in Traditional Risk Management Solutions.

•	For the year ended December 31, 2004, our Value-Added Risk Management Solutions, which accounted for 10% of total International Risk Management Solutions, increased 17% (8% increase before the effect of foreign exchange). This increase was driven by our customers’ preference to continue to automate their decisioning processes through solutions such as Global Decision Makertm, and to integrate existing systems using our Toolkit solutions.

Sales & Marketing Solutions

•	a $1.7 million, or 3%, increase in Sales & Marketing Solutions (6% decrease before the effect of foreign exchange). For the year ended December 31, 2004, Traditional Sales & Marketing Solutions, which accounted for 67% of our total International Sales & Marketing Solutions, increased 7% (3% decrease before the effect of foreign exchange), reflecting the highly competitive local marketplace for traditional solutions.

•	For the year ended December 31, 2004, our Value-Added Sales & Marketing Solutions, which accounted for 33% of our total International Sales & Marketing Solutions, decreased 4% (11% decrease before the effect of foreign exchange). Such decrease was primarily attributed to our need to:

•	enhance our value propositions for our customers by offering the same value-added solutions that have been successfully leveraged in our U.S. segment; and

•	our focus on migrating our customers to value-added solutions from traditional solutions.

E-Business Solutions

•	$0.1 million of revenue from E-Business Solutions. We first began offering our Hoover’s solution to customers in Europe in the fourth quarter of 2004.

Supply Management Solutions

•	a $0.3 million, or 2%, decrease in Supply Management Solutions (10% decrease before the effect of foreign exchange).
International operating income increased $5.2 million, or 7%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003, primarily due to:

•	the increase in core revenue;

•	reduced operating expenses as a result of divested businesses;

•	the benefits of our reengineering initiatives; and

•	the positive effect of foreign exchange.
Market Risk
We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of certain of our investments.
We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use short-term foreign exchange forward contracts to hedge short-term foreign currency-denominated loans, investments and certain third party and intercompany transactions and, from time to time, we have used foreign exchange option contracts to reduce our international earnings exposure to adverse changes in foreign currency exchange rates. In addition, we use interest rate swap agreements to hedge a portion of the interest rate exposure on our outstanding fixed-rate notes, as discussed under “Interest Rate Risk,” below.
A discussion of our accounting policies for financial instruments is included in the summary of significant accounting policies in Note 1 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K, and further disclosure relating to financial instruments is included in Note 7 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Interest Rate Risk
Our objective in managing exposure to interest rates is to limit the impact of interest rate changes on earnings, cash flows and financial position and to lower overall borrowing costs. To achieve these objectives, we maintain a policy that floating rate debt be managed within a minimum and maximum range of our total debt exposure. To achieve our policy objectives, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps.
In 2001, we issued $300 million in principal of five-year, fixed-rate notes that mature in March 2006 (see Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K). In connection with that note issuance, we entered into fixed to floating interest rate swap agreements in the third quarter of 2001 with notional principal amounts totaling $100 million (see Note 7 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), and designated these swaps as fair value hedges against the long-term, fixed-rate notes. The arrangement is considered a highly effective hedge and therefore, the accounting for these hedges has no impact on earnings. The changes in the fair value of the hedge and the designated portion of the notes are reflected in our consolidated balance sheets. At December 31, 2005, we had no floating-rate debt outstanding.
During September 2005, we entered into an interest rate derivative transaction with the objective of hedging a portion of the variability of future cash flows from market changes in treasury rates in the anticipation of a future debt issuance during the first half of 2006. This transaction was accounted for as a cash flow hedge. As such, changes in fair value of the swap that take place through the date of debt issuance are recorded in accumulated other comprehensive income. As of December 31, 2005, the derivative transaction had a mark-to-market value of $0.8 million recorded to accumulated other comprehensive income.

Foreign Exchange Risk
We have offices in 13 countries outside the U.S. and conduct operations through minority equity investments and strategic relationships with local players in more than 20 additional countries. Our International operations generated approximately 25% and 29% of total revenue for the years ended December 31, 2005 and 2004, respectively. Approximately 29% and 31% of our assets, as of December 31, 2005 and 2004, respectively, were located outside the U.S., and no country outside the U.S., other than the UK, had a significant concentration of our aggregate cash balances.

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
We use short-term foreign exchange forward and option contracts to implement our hedging strategies. Typically, these contracts have maturities of twelve months or less. These contracts are executed with creditworthy institutions and are denominated primarily in the British pound sterling and the Euro. The gains and losses on the forward contracts associated with the balance sheet position hedges are recorded in “Other Income (Expense) — Net” in our consolidated financial statements and are essentially offset by the gains and losses on the underlying foreign currency transactions. The gains and losses on the forward contracts associated with net investment hedges are recorded in “Cumulative Translation Adjustment” in our consolidated financial statements.
As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term forward foreign exchange contracts. In addition, from time to time we use foreign exchange option contracts to hedge certain foreign earnings and foreign exchange forward contracts to hedge certain net investment positions. As of December 31, 2005 and 2004, there were no option contracts outstanding. The underlying transactions and the corresponding forward exchange and option contracts are marked to market at the end of each quarter, and are reflected within our consolidated financial statements.
At December 31, 2005 and 2004, we had a notional amount of approximately $212.1 million and $241.4 million, respectively, of foreign exchange forward contracts outstanding that offset foreign currency-denominated intercompany loans. Gains and losses associated with these contracts were $0.2 million and $0.5 million, respectively, at December 31, 2005, $0.4 million and $1.0 million, respectively, at December 31, 2004, and $0.7 million and $0.2 million, respectively, at December 31, 2003. In addition, at December 2004, we had $91.9 million of foreign exchange forward contracts outstanding associated with our international investments. Losses associated with these contracts were $3.6 million at December 31, 2004. These contracts typically have various expiration dates within three months of entry into such contracts.
If exchange rates on average were to increase 10% from year-end levels, the unrealized loss would be approximately $6.3 million. If exchange rates on average were to decrease 10% from year-end levels, the unrealized gain would be approximately $7.7 million. However, the estimated potential gain and loss on these contracts is expected to be offset substantially by changes in the dollar value of the underlying transactions.
Subsequent to the completion of our $150.0 million foreign cash repatriation in the fourth quarter of 2005, we had a notional amount of approximately $170.8 million in foreign exchange forward contracts outstanding, with net unrealized gain of $0.1 million. If exchange rates on average were to increase 10% from those levels, the unrealized loss would be approximately $8.7 million. If exchange rates on average were to decrease 10% from those levels, the unrealized gain would be approximately $10.9 million. However, the estimated potential gain and loss on these contracts is expected to be offset substantially by changes in the dollar value of the underlying transactions.
Liquidity and Financial Position
In accordance with our Blueprint for Growth strategy, we have used our cash for three primary purposes: investments in the current business, acquisitions, as appropriate, and our share repurchase programs.
We believe that cash provided by operating activities, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs, including the cash cost of our restructuring charges, transition costs, contractual obligations and contingencies (see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), excluding the legal matters identified therein for which the exposures are not estimable. In addition, our $300 million debt obligation under our fixed-rate notes is repayable in March 2006, and we believe that we will refinance such debt during the first half of 2006. We have the ability to access the short-term borrowings market from time to time to fund working capital needs, acquisitions and share repurchases, if needed. Such borrowings would be supported by our bank credit facilities.
Cash Flow for the Years Ended December 31, 2005, 2004 and 2003

Cash Provided by Operating Activities
Net cash provided by operating activities was $261.5 million, $267.6 million and $235.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Year ended December 31, 2005 vs. Year ended December 31, 2004
Net cash provided by operating activities decreased by $6.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. This decline was driven by increased tax payments due to the settlement of certain legacy tax matters. In addition, restructuring payments for the year ended December 31, 2005 related to our Financial Flexibility Programs were higher than those made for the year ended December 31, 2004. Partially offsetting these increased uses of cash were increased profitability of our underlying business, increased tax refunds, a decline in outflows in accrued liabilities due to timing of amounts due and an increase in deferred revenue resulting from higher sales.

Year ended December 31, 2004 vs. Year ended December 31, 2003
Net cash provided by operating activities increased by $31.9 million to $267.6 million for the year ending December 31, 2004 as compared to the year ended December 31, 2003, primarily due to the increased profitability of our underlying business and improved working capital primarily due to an increase in deferred revenue resulting from higher sales and a slight improvement to trade days sales outstanding in accounts receivable. In addition, restructuring payments made for the year ended December 31, 2004 related to our Financial Flexibility Program actions were lower than those made for the year ended December 31, 2003. Partially offsetting these increases were increased payments relating to taxes for the year ended December 31, 2004 and the impact of a $7.0 million receipt for the settlement of the World Trade Center business interruption claim we filed in 2002 and tax refunds of $7.0 million relating to the 1998 spin-off of R.H. Donnelley, which were both received during the year ended December 31, 2003.

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
Net cash used in investing activities was $54.1 million, $39.2 million and $65.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Year ended December 31, 2005 vs. Year ended December 31, 2004
Net cash used in investing activities totaled $54.1 million for the year ended December 31, 2005, compared with net cash used in investing activities of $39.2 million for the year ended December 31, 2004. This increase primarily relates to the following activities in both years.
During the year ended December 31, 2005, we increased our net investment in marketable securities by $26.8 million. During the year ended December 31, 2004, we increased our net investment in marketable securities by $70.8 million.

For the years ended December 31, 2005 and 2004, we received net proceeds of $16.5 million and $65.8 million, respectively, primarily due to the sale of the following:

•	During the first quarter of 2005, we sold our equity investment in South Africa for net proceeds of $5.0 million.

•	During the second quarter of 2005, we collected the remaining $2.0 million other receivables balance related to the sale in May 2004 of our Central European operations to Bonnier Affarsinformation AB (“Bonnier”). Proceeds were $25.7 million, consisting of $18.1 million in cash and $7.6 million in other receivables, of which $5.6 million was collected in June 2004.

•	During the year ended December 31, 2005, we collected $9.5 million related to the sale in October 2004 of our operations in France to Base D’Informations Legales Holding S.A.S. (“BIL Holding”). Proceeds from the sale were $30.1 million, primarily consisting of $15.0 million in cash ($2.1 million net of cash divested), $14.0 million in other receivables and $1.1 million in other assets.

•	During the first quarter of 2004, we sold our operations in India and our Distribution Channels in Pakistan and the Middle East for $7.7 million. We received proceeds of $7.3 million (net of withholding tax), consisting of cash of $6.5 million and an investment in the amount of $0.8 million representing a 10% remaining interest in the divested entity.

•	During the first quarter of 2004, we sold our operations in the Nordic region to Bonnier. We received proceeds from the sale of $42.7 million, consisting of cash of $35.9 million, notes receivable of $5.9 million, of which $0.8 million had been collected in 2004 and another receivable of $0.9 million. In the second quarter of 2004, we wrote-off the other receivable of $0.9 million related to this transaction.

•	During the second quarter of 2004, we completed the sale of our Central European operations to Bonnier. Proceeds were $25.7 million, consisting of $18.1 million in cash ($7.6 million net of cash divested) and $7.6 million in other receivables, of which $5.6 million was collected in June 2004.

•	During the fourth quarter of 2004, we completed the sale of our operations in Iberia. Proceeds from the sale of our Iberian operations to Informa S.A. were $13.5 million which consisted of $13.2 million in cash ($6.3 million net of cash divested) and $0.3 million in other assets.
For the years ended December 31, 2005 and 2004, we made payments of $18.1 million and $2.0 million, respectively, primarily due to the following:

•	During the third quarter of 2005, we acquired LiveCapital, Inc. We paid $16.7 million, net of cash acquired of $0.5 million.

•	During the third quarter of 2005, we paid the remaining balance of $1.4 million to RIBES S.p.A relating to the 2004 acquisition of an additional 16% interest in RIBES S.p.A. This additional interest resulted in a 51% ownership interest in RIBES S.p.A. During the fourth quarter of 2004, we acquired the additional 16% interest in RIBES S.p.A. for $3.4 million (net of cash acquired), of which $2.0 million was paid during the fourth quarter of 2004. For the year ended December 31, 2003, we invested $1.9 million to acquire 17.5% of RIBES S.p.A.
Investments in total capital expenditures, including computer software and other intangibles were $28.6 million and $28.8 million, for the year ended December 31, 2005 and 2004, respectively, primarily in the U.S. segment for both periods.
Cash settlements of our foreign currency contracts for our hedged transactions were $2.0 million cash inflow for the year ended December 31, 2005 as compared to a cash outflow of $4.8 million for the year ended December 31, 2004. See Note 7 to the consolidated financial statements in Item 8. of this Annual Report on Form 10-K related to our financial instruments.

Year ended December 31, 2004 vs. Year ended December 31, 2003
Net cash used in investing activities totaled $39.2 million for the year ended December 31, 2004, compared with $65.3 million for the year ended December 31, 2003. This change primarily relates to the following activities in both years.
During the year ended December 31, 2004, we increased our net investment in marketable securities by $70.8 million. During the year ended December 31, 2003, we had a net redemption of $4.3 million in marketable securities.
During the years December 31, 2004 and 2003, we received net proceeds of $65.8 million and $83.8 million, respectively, related to the sale of the following:

•	During the first quarter of 2004, we sold our operations in India and our Distribution Channels in Pakistan and the Middle East for $7.7 million. We received proceeds of $7.3 million (net of withholding tax), consisting of cash of $6.5 million and an investment in the amount of $0.8 million representing a 10% remaining interest in the divested entity.

•	During the second quarter of 2004, we completed the sale of our Central European operations to Bonnier. Proceeds were $25.7 million, consisting of $18.1 million in cash ($7.6 million net of cash divested) and $7.6 million in other receivables, of which $5.6 million was collected in June 2004.

•	During the fourth quarter of 2004, we completed the sale of our operations in France and Iberia. Proceeds from the sale of our operations in France to BIL Holding were $30.1 million which consisted of $15.0 million in cash ($2.1 million net of cash divested), $14.0 million in other receivables, and $1.1 million in other assets. Proceeds from the sale of our Iberian operations to Informa S.A. were $13.5 million which consisted of $13.2 million in cash ($6.3 million net of cash divested) and $0.3 million in other assets.

•	During the first quarter of 2004, we sold our operations in the Nordic region to Bonnier. We received proceeds from the sale of $42.7 million, consisting of cash of $35.9 million, notes receivable of $5.9 million of which $0.8 million had been collected in 2004 and another receivable of $0.9 million. In the second quarter of 2004, we wrote-off the other receivable of $0.9 million related to this transaction.

•	During the year ended December 31, 2003, we received proceeds of $80.2 million from the sale of our European headquarters building in High Wycombe, England.

•	During the year ended December 31, 2003, we received $1.9 million in connection with the sale of our interest in Singapore in the third quarter of 2003, collection of $1.3 million on a note receivable received during the sale of our Korean operations in the fourth quarter of 2002, and $0.4 million received in connection with the sale of our equity interest in our Italian operations during the first quarter of 2003.
For the years ended December 31, 2004 and 2003, we made payments of $2.0 million and $98.0 million, respectively, related to the following:

•	We acquired an additional 16% of RIBES S.p.A., a leading provider of business information to Italian banks for $3.4 million (net of cash acquired), of which $2.0 million was paid during the fourth quarter of 2004. For the year ended December 31, 2003, we invested $1.9 million to acquire 17.5% of RIBES S.p.A.

•	During 2003, we used $92.5 million of cash generated from operations to acquire Hoover’s, Inc. and $5.5 million to obtain a controlling interest in three Italian real estate data companies, net of cash acquired.
Investments in total capital expenditures, including computer software, and other intangibles were $28.8 million and $30.3 million for the years ended December 31, 2004 and 2003, respectively, primarily in the U.S. segment for both periods.

Cash settlements of our foreign currency contracts for our hedged transactions were $4.8 million cash outflow for the year ended December 31, 2004 as compared to a cash outflow of $14.6 million for the year ended December 31, 2003. See Note 7 to the consolidated financial statements in Item 8. of this Annual Report on Form 10-K related to our financial instruments.

Cash Used in Financing Activities
Net cash used in financing activities was $241.2 million, $233.5 million and $132.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
We have notes with a face value of $300 million and a five-year term maturing in March 2006. These notes bear interest at a fixed annual rate of 6.625%, payable semi-annually. During the first quarter of 2005, these notes were reclassified from long-term debt to short-term debt because they will mature within one year. Since the third quarter of 2001, we have entered into interest rate swap agreements to hedge a portion of this long-term debt (see Note 7 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K). The weighted average interest rates on the long-term notes, including the benefit of the swaps on December 31, 2005 and 2004, were 6.21% and 5.62%, respectively. The notes and the fair value of the interest rate swaps are recorded as “Short-Term Debt” and “Long-Term Debt,” at December 31, 2005 and 2004, respectively.
At December 31, 2005 and 2004, we had a total of $300 million of bank credit facilities available at prevailing short-term interest rates, which will expire in September 2009. These facilities also support our commercial paper borrowings. We have not drawn on the facilities and we did not have any borrowings outstanding under these facilities at December 31, 2005 and 2004. We also have not borrowed under our commercial paper program for the years ended December 31, 2005 and 2004. The facility requires the maintenance of interest coverage and total debt to EBITDA ratios (each as defined in the agreement). We were in compliance with these requirements at December 31, 2005 and 2004.
We believe that cash flows generated from operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs, including any payments that may be required in connection with our Financial Flexibility Program restructuring charges discussed in Note 3 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K; to meet commitments and contractual obligations as presented in Note 12 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K, and to settle or resolve the contingencies discussed in Note 13 to consolidated financial statements included in Item 8. of this Annual Report on Form 10-K, excluding our legal matters identified therein for which the exposures are not estimable.

Year ended December 31, 2005 vs. Year ended December 31, 2004
Net cash used in financing activities was $241.2 million for the year December 31, 2005 and $233.5 million for December 31, 2004.
During the years ended December 31, 2005 and 2004, respectively, cash used in financing activities was largely attributable to the purchase of treasury shares. For the year ended December 31, 2005, we repurchased 1,517,835 shares of our stock for $95.6 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, we repurchased 3,179,840 shares for $200.0 million related to a previously announced $400 million two-year share repurchase program approved by our Board of Directors in February 2005. For the year ended December 31, 2004, we repurchased 971,654 shares of stock for $51.8 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, we repurchased 3,601,986 shares for $200.0 million related to a $200 million one-year share repurchase program approved by our Board of Directors in February 2004. This program was completed by December 31, 2004.
For the year ended December 31, 2005, net proceeds from our employee stock plans were $64.5 million, compared to $18.0 million for the year ended December 31, 2004. The increase was driven by increased stock option exercise activity during 2005.

As part of our spin-off from Moody’s/ D&B2 in 2000, Moody’s and D&B entered into a Tax Allocation Agreement dated as of September 30, 2000. Based on the Tax Allocation Agreement, we made a payment of $9.2 million to Moody’s/ D&B2 during the second quarter of 2005. See “Future Liquidity — Sources and Uses of Funds — Contractual Cash Obligations” for further detail.

Year ended December 31, 2004 vs. Year ended December 31, 2003
Net cash used in financing activities was $233.5 million for the year ended December 31, 2004 and $132.8 million for the year ended December 31, 2003.
During the years ended December 31, 2004 and 2003, respectively, cash used in financing activities was largely attributable to the purchase of treasury shares. For the year ended December 31, 2004, we repurchased 971,654 shares of our stock for $51.8 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, we repurchased 3,601,986 shares for $200.0 million related to a previously announced $200 million one-year share repurchase program approved by our Board of Directors in February 2004. For the year ended December 31, 2003, we repurchased 1,381,276 shares of stock for $56.1 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. Additionally, for the year ended December 31, 2003, we repurchased 2,377,924 shares for $100.0 million to complete a previously announced $100 million two-year share repurchase program approved by our Board in October 2002. This program was completed by December 31, 2003.
For the year ended December 31, 2004, net proceeds from our employee stock plans were $18.0 million, compared with $23.4 million for the year ended December 31, 2003.
Future Liquidity — Sources and Uses of Funds

Contractual Cash Obligations
The following table quantifies as of December 31, 2005, our contractual obligations that will require the use of cash in the future.

	Payments Due by Period

Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter

	(Amounts in millions)
Short-Term Debt(1)	$300.0	$300.0	$—	$—	$—	$—	$—
Operating Leases(2)	$88.2	$23.0	$17.4	$14.1	$10.9	$8.4	$14.4
Obligations to Outsourcers(3)	$540.3	$91.8	$82.4	$82.6	$81.7	$80.4	$121.4
Pension and Other Postretirement Benefits Payments/Contributions(4)	$1,082.5	$44.8	$36.3	$32.6	$31.8	$33.7	$903.3
Spin-off Obligation(5)	$35.0	$35.0	$—	$—	$—	$—	$—

(1)	Our $300 million debt obligation under our fixed-rate notes is repayable in March 2006. On September 30, 2005, we entered into an interest rate derivative transaction with an aggregate notional amount of $200 million. The objective of the hedge is to mitigate the variability of future cash flows from market changes in treasury rates in the anticipation of a future debt issuance during the first half of 2006. This transaction has been accounted for as a cash flow hedge. As such, changes in fair value of the swap that take place through the date of debt issuance are recorded in accumulated other comprehensive income. At December 31, 2005, the derivative had a fair value of approximately $0.8 million.

(2)	Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three years. These computer and other equipment leases are frequently renegotiated or otherwise changed as the lease terms expire and as advancements in computer technology present opportunities to lower costs and improve performance.

(3)	In July 2002, we outsourced certain technology functions to CSC under a 10-year agreement, which we may terminate for a fee at any time and under certain conditions. Under the terms of the agreement, CSC is responsible for the data center operations, technology help desk, network management functions and for certain application development and maintenance in the U.S. and UK. For the year ended December 31, 2005, we incurred $65.4 million under this contract and have a remaining commitment of approximately $436 million.

In December 2003, we signed a three-year agreement with ICT Group, Inc. (“ICT”), effective January 2004, to outsource certain marketing calling activities. We may terminate this agreement for a fee at any time. Under the terms of the agreement, ICT will be responsible for performing certain marketing and credit-calling activities previously performed by D&B’s own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year. For the year ended December 31, 2005, we incurred $5.2 million under this contract and have a remaining commitment of approximately $3 million.

On October 15, 2004, we entered into a seven-year outsourcing agreement with IBM. Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery, customer service, and financial processes to IBM. In addition, we may terminate this agreement for a fee at any time. For the year ended December 31, 2005, we incurred $24.4 million under this contract and have a remaining commitment of approximately $80 million.

(4)	Pension and Other Postretirement Benefits Payments/Contributions:

Represents projected contributions to our non-U.S. defined benefit plans as well as projected benefit payments related to our unfunded plans, including the U.S. Non-Qualified Plans and our postretirement benefit plan. We do not expect to make any contributions to our U.S. Qualified Plan. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of 2005 and include benefits attributable to estimated future employee service. A closed group approach is used in calculating the projected benefit payments, assuming that only the participants who are currently in the valuation population are included in the projection and the projected benefits continue for up to approximately 99 years.

(5)	As part of our spin-off from Moody’s/ D&B2 in 2000, Moody’s and us entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). Under the TAA, Moody’s/ D&B2 and D&B agreed that Moody’s/ D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/ D&B2 stock options (including Moody’s/ D&B2 options exercised by D&B employees) and we would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/ D&B2). In other words, the tax deduction goes to the company that issued the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed upon treatment of the tax deductions thereunder, then the party that becomes entitled under such new guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to indemnify the other party for its loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that appear to require that the tax deduction belongs to the employer of the optionee and not the issuer of the option. Accordingly, under the TAA, we received the benefit of additional tax deductions and under the TAA we may be required to reimburse Moody’s/ D&B2 for the loss of income tax deductions relating to 2002 to 2005 of approximately $35.0 million in the aggregate for such years. This potential reimbursement is a reduction to shareholders’ equity and has no impact on EPS.

Capital Structure
Every year we examine our capital structure and review our plans. For 2006, we have made decisions to target:
•	returning all excess cash to shareholders; and

•	maintaining our current debt rating.

In the past, we had chosen to keep excess cash on our balance sheet so it would be available to us as we worked through our legacy matters. Given that we have significantly reduced our exposure to these matters and have visibility into our cash requirements for 2006, we are comfortable with the position of no excess cash on hand. In addition, we have the ability to access the short-term borrowings market from time to time to fund working capital needs, acquisitions and share repurchases, if needed. Such borrowings would be supported by our bank credit facilities. The lower cash position will decrease our interest income in 2006.

Share Repurchases and Dividends
On January 31, 2006, our Board of Directors approved the addition of $100 million to our existing $400 million two-year special share repurchase program, of which $200.0 million was repurchased during the year ended December 31, 2005. The program is to be completed by the end of fiscal year 2006 and we plan to buy a total of $300 million under our special share repurchase program in 2006. This amount is in addition to the existing repurchase program to offset the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Plan. For the year ended December 31, 2005, we repurchased 3,179,840 shares associated with this two-year special share repurchase program at an aggregate cost of $200.0 million.
In addition, we continued to repurchase shares, subject to market conditions, to offset the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. For the year ended December 31, 2005, we repurchased 1,517,835 shares of stock for $95.6 million. Partially offsetting the cash used for repurchase is $64.5 million of net proceeds from employees related to the stock incentive plans and Employee Stock Purchase Plan. In 2006, we expect to see a significant increase in share repurchases to offset dilution from our equity plans.
We did not pay any dividends on our common stock during the years ended December 31, 2005 and 2004, respectively, and we do not currently have plans to pay dividends to shareholders in 2006.

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

Financial Flexibility Program
On January 31, 2006, our Board of Directors approved our 2006 Financial Flexibility Program. Through this program, we will create financial flexibility through a number of initiatives in 2006, including:

•	Eliminating, standardizing, and consolidating redundant technology platforms, software licenses and maintenance agreements;

•	Standardizing and consolidating customer service teams and processes to increase productivity and capacity utilization;

•	Consolidating our vendors to improve purchasing power; and

•	Improving operating efficiencies of facilities.
We expect to complete all actions under the 2006 program by December 2006. On an annualized basis, these actions are expected to create $70 million to $75 million of financial flexibility, of which approximately $50 million to $55 million will be generated in 2006, before any transition costs and restructuring charges and before any reallocation of spending. To implement these initiatives, we expect to incur transition costs of approximately $15 million. In addition, we expect to incur non-core charges totaling $23 million to $28 million pre-tax, of which $10 million to $14 million relate to severance, approximately $9 million to $10 million relate to lease termination obligations and approximately $4 million relate to other exit costs in 2006.

Approximately $36 million to $41 million of these transition costs and restructuring charges are expected to result in cash expenditures. In addition, as a result of this re-engineering program, we expect that approximately 125 to 150 positions will be eliminated globally.

Pension Plan and Postretirement Benefit Plan Contribution Requirements
For financial statement reporting purposes, the funded status of our pension plans, as determined in accordance with GAAP, was a surplus of $76.2 million for the U.S. Qualified Plan, a deficit of $247.4 million for the U.S. Non-Qualified Plans, and a deficit of $55.5 million for the non-U.S. plans at December 31, 2005, as compared to a surplus of $89.8 million, a deficit of $231.0 million, and a deficit of $58.4 million, respectively for such plans, at December 31, 2004. The reduction in funded status of the U.S. plans was due primarily to the higher projected benefit obligation at December 31, 2005 driven by a lower discount rate and other assumption changes and experience loss during the year, partially offset by the gains in the plans’ equity investments. This is detailed further in Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
For funding purposes, as governed by the Internal Revenue Service regulations, we are not required to contribute to the U.S. Qualified Plan, the largest of our plans in 2006, as the plan is considered “fully funded” under the provisions of the Internal Revenue Code.
If the U.S. Qualified Plan asset returns are flat and the assets decline by the amount of benefits paid to plan participants, and all other factors affecting when contributions are required remain the same, we would not be required to make contributions to this plan until 2010. If plan assets appreciate between now and 2010, the need to make a required contribution would be delayed beyond 2010. If plan assets depreciate, we could be required to make contributions sooner than 2010. In addition, if the U.S. Congress renews the Pension Funding Equity Act, we could delay contributions beyond 2010, assuming there is no return on plan assets. (This Act includes a provision governing the Current Liability Interest Rate to be used beginning in 2004 for calculating the Additional Funding Requirement under the Internal Revenue Code. However, the Act provides only two years of relief). Currently there are two pension reform bills in Congress that have been passed separately in the House and in the Senate. If either of these is passed into law, a contribution to the Retirement Account could be due sooner than 2010. Whether or not contributions are required, we may voluntarily make contributions to this plan sooner than 2010, if allowable under Internal Revenue Code funding provisions.
We expect to continue to make cash contributions to our other pension plans for the year ended December 31, 2006. The expected 2006 contribution is approximately $32.4 million, compared to $32.2 million in 2005. In addition, we expect to make benefit payments related to our postretirement benefit plan of approximately $12.4 million for the year ended December 31, 2006, compared to $14.7 million for the year ended December 31 2005. See the table of Contractual Cash Obligations above for projected contributions and benefit payments beyond 2006.

Off-Balance Sheet Arrangements and Related Party Transactions
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements. Additionally, we have not engaged in any significant related-party transactions.

Foreign Earnings Repatriation
During the third quarter of fiscal year 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the American Jobs Creation Act of 2004. During the fourth quarter of fiscal year 2005, we repatriated $150.0 million in extraordinary dividends, as defined in the Act, and accordingly have recorded a tax liability of $9.3 million as of December 31, 2005. The $150.0 million of cash funds repatriated will be invested in the business to drive growth and to pay U.S. salary and wages pursuant to our Domestic Reinvestment Program approved by our Board of Directors.

Forward-Looking Statements
We may from time to time make written or oral “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in filings with the Securities and Exchange Commission, in reports to shareholders and in press releases and investor Webcasts. These forward-looking statements can be identified by the use of words like “anticipates,” “aspirations,” “believes,” “continues,” “estimates,” “expects,” “goals,” “guidance,” “intends,” “plans,” “projects,” “strategy,” “targets,” “will” and other words of similar meaning. They can also be identified by the fact that they do not relate strictly to historical or current facts.
We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in, or remain invested in, our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying in the following paragraphs important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements.
The following important factors could cause actual results to differ materially from those projected in such forward-looking statements:

•	We rely significantly on third parties to support critical components of our business model in a continuous and high quality manner, including third-party data providers, strategic partners in our D&B Worldwide Network, and outsourcing partners;

•	Demand for our products is subject to intense competition, changes in customer preferences and, to a lesser extent, economic conditions which impact customer behavior;

•	The profitability of our International segment depends on our ability to identify and execute on various initiatives, such as the implementation of subscription plan pricing and successfully managing our D&B Worldwide Network, and our ability to identify and contend with various challenges present in foreign markets, such as local competition and the availability of public records at no cost;

•	Our ability to renew large contracts and the timing thereof may impact our results of operations from period to period;

•	Our results, including operating income, are subject to the effects of foreign economies, exchange rate fluctuations and U.S. and foreign legislative or regulatory requirements, and the adoption of new or changes in accounting policies and practices, including pronouncements by the Financial Accounting Standards Board or other standard setting bodies;

•	Our solutions and brand image are dependent upon the integrity of our global database and the continued availability thereof through the internet and by other means, as well as our ability to protect key assets, such as data center capacity;

•	We are involved in various tax matters and legal proceedings, the outcomes of which are unknown and uncertain with respect to the impact on our cash flow and profitability;

•	Our ability to successfully implement our Blueprint for Growth Strategy requires that we successfully reduce our expense base through our Financial Flexibility Program, and reallocate certain of the expense base reductions into initiatives that produce desired revenue growth;

•	Our future success requires that we attract and retain qualified personnel in regions throughout the world;

•	Our ability to repurchase shares is subject to market conditions, including trading volume in our stock, and our ability to repurchase securities in accordance with applicable securities laws;

•	Our projection for free cash flow in 2006 is dependent upon our ability to generate revenue, our collection processes, customer payment patterns and the amount and timing of payments related to the tax and other matters and legal proceedings in which we are involved; and

•	Our ability to acquire and successfully integrate other complimentary businesses, products and technologies into our existing business, without significant disruption to our existing business or to our financial results.
We elaborate on the above list of important factors throughout this document and in our other filings with the SEC, particularly in the discussion of our Risk Factors in Item 1A of this Annual Report on Form 10-K. It should be understood that it is not possible to predict or identify all risk factors. Consequently, the above list of important factors and the Risk Factors discussed in this Annual Report on the Form 10-K should not be considered to be a complete discussion of all our potential trends, risks and uncertainties. Except as otherwise required by federal securities laws, we do not undertake to update any forward-looking statement we may make from time to time.
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Information in response to this Item is set forth under the caption “Market Risk” in Item 7, in this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data
Index to Financial Statements and Schedules

Page(s)

Management’s Responsibility for Financial Statements	62
Management’s Report on Internal Control Over Financial Reporting	62
Report of Independent Registered Public Accounting Firm	63
Consolidated Financial Statements:
At December 31, 2005 and 2004:
Consolidated Balance Sheets	66
For the years ended December 31, 2005, 2004 and 2003:
Consolidated Statements of Operations	65
Consolidated Statements of Cash Flows	67
Consolidated Statements of Shareholders’ Equity	68
Notes to Consolidated Financial Statements	69

Schedules
These schedules are omitted as they are not required or inapplicable or because the required information is provided in our consolidated financial statements, including the notes to our consolidated financial statements.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS
Management is responsible for the preparation of the consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present our financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the financial statements amounts that are based on estimates and judgements which it believes are reasonable under the circumstances.
The independent registered public accounting firm audits our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent review of the fairness of reported operating results and financial position.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management designed our internal control systems in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principals generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Our internal control systems are augmented by written policies, an organizational structure providing for division of responsibilities, careful selection and training of qualified financial personnel and a program of internal audits.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of The Dun & Bradstreet Corporation:
We have completed integrated audits of The Dun & Bradstreet Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions based on our audits, are presented below.

Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation at December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Notes 2, 5 and 10, the Company adopted the provisions of FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” in 2004, and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” in 2005.

Internal control over financial reporting
Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing on page 62, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/    PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 28, 2006

THE DUN & BRADSTREET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2005	2004	2003

	(Dollar amounts in millions,
	except per share data)
Operating Revenues	$1,443.6	$1,414.0	$1,386.4

Operating Expenses	412.0	403.9	433.3
Selling and Administrative Expenses	600.8	612.0	579.9
Depreciation and Amortization	36.1	47.3	64.0
Restructuring Expense	30.7	32.0	17.4

Operating Costs	1,079.6	1,095.2	1,094.6

Operating Income	364.0	318.8	291.8

Interest Income	10.6	8.4	4.2
Interest Expense	(21.1)	(18.9)	(18.6)
Other Income — Net	0.6	32.5	3.0

Non-Operating (Expense) Income — Net	(9.9)	22.0	(11.4)

Income before Provision for Income Taxes	354.1	340.8	280.4
Provision for Income Taxes	133.6	129.2	106.2
Equity in Net Income of Affiliates	0.7	0.2	0.3

Net Income	$221.2	$211.8	$174.5

Basic Earnings Per Share of Common Stock	$3.31	$3.01	$2.37

Diluted Earnings Per Share of Common Stock	$3.19	$2.90	$2.30

Weighted Average Number of Shares Outstanding — Basic	66,843,000	70,415,000	73,490,000

Weighted Average Number of Shares Outstanding — Diluted	69,415,000	73,104,000	75,826,000

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,

	2005	2004

	(Dollar amounts in millions,
	except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$195.3	$252.9
Marketable Securities	109.4	82.6
Accounts Receivable — Net of Allowance of $22.0 at December 31, 2005 and $19.4 at December 31, 2004	380.3	382.1
Other Receivables	36.0	16.8
Deferred Income Tax	22.3	15.9
Other Current Assets	16.0	11.8

Total Current Assets	759.3	762.1

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $190.2 at December 31, 2005 and $202.5 at December 31, 2004	44.2	51.2
Prepaid Pension Costs	470.8	455.3
Computer Software, Net of Accumulated Amortization of $315.9 at December 31, 2005 and $328.0 at December 31, 2004	32.0	32.4
Goodwill	220.2	217.0
Deferred Income Tax	37.9	60.9
Other Non-Current Assets	49.0	56.6

Total Non-Current Assets	854.1	873.4

Total Assets	$1,613.4	$1,635.5

Current Liabilities
Accounts Payable	$43.9	$50.2
Accrued Payroll	108.7	110.8
Accrued Income Tax	1.5	22.2
Short-Term Debt	300.8	—
Other Accrued and Current Liabilities	160.5	141.8
Deferred Revenue	413.7	388.6

Total Current Liabilities	1,029.1	713.6

Pension and Postretirement Benefits	432.6	468.0
Long-Term Debt	0.1	300.0
Other Non-Current Liabilities	74.0	99.7

Total Liabilities	1,535.8	1,581.3

Commitments and Contingencies (Note 12 and Note 13)
Shareholders’ Equity
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized — 500,000 shares; — outstanding — none	—	—
Preferred Stock, $0.01 par value per share, authorized — 9,500,000 shares; — outstanding — none	—	—
Series Common Stock, $0.01 par value per share, authorized — 10,000,000 shares; — outstanding — none	—	—
Common Stock, $0.01 par value per share, authorized — 200,000,000 shares; — issued — 81,945,520	0.8	0.8
Unearned Compensation Restricted Stock	(5.4)	(1.4)
Capital Surplus	183.8	198.2
Retained Earnings	891.5	670.3
Treasury Stock, at cost, 14,888,499 shares at December 31, 2005 and 13,331,966 shares at December 31, 2004	(705.5)	(557.6)
Cumulative Translation Adjustment	(175.7)	(149.0)
Minimum Pension Liability Adjustment	(112.7)	(107.1)
Other Comprehensive Income	0.8	—

Total Shareholders’ Equity	77.6	54.2

Total Liabilities and Shareholders’ Equity	$1,613.4	$1,635.5

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,

	2005	2004	2003

	(Dollar amounts in millions)
Cash Flows from Operating Activities:
Net Income	$221.2	$211.8	$174.5
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	36.1	47.3	64.0
Loss from Sale of Real Estate	—	—	13.8
(Gain) Loss from Sales of Businesses and Investments	(0.6)	(31.5)	2.1
Income Tax Benefit due to Exercise of Stock Incentive Plans	74.7	6.9	12.4
Amortization of Restricted Stock	12.3	1.4	2.1
Restructuring Expense	30.7	32.0	17.4
Restructuring Payments	(32.5)	(27.5)	(30.0)
Deferred Income Taxes, Net	(4.0)	71.1	35.5
Accrued Income Taxes, Net	(39.4)	(16.5)	10.6
Changes in Current Assets and Liabilities:
Increase in Accounts Receivable	(23.7)	(8.5)	(9.3)
Net (Increase) Decrease in Other Current Assets	(5.2)	8.4	(1.2)
Increase in Deferred Revenue	37.1	28.3	3.5
(Decrease) Increase in Accounts Payable	(2.8)	0.2	—
Net Increase (Decrease) in Accrued Liabilities	16.4	(6.9)	(24.9)
Net Decrease in Other Accrued and Current Liabilities	(6.0)	(6.8)	(7.2)
Changes in Non-Current Assets and Liabilities:
Increase in Other Long-Term Assets	(18.4)	(37.5)	(36.7)
Net (Decrease) Increase in Long-Term Liabilities	(34.8)	(4.8)	9.4
Net, Other Non-Cash Adjustments	0.4	0.2	(0.3)

Net Cash Provided by Operating Activities	261.5	267.6	235.7

Cash Flows from Investing Activities:
Proceeds from Sales of Real Estate	—	—	80.2
Investments in Marketable Securities	(225.6)	(223.2)	(0.2)
Redemptions of Marketable Securities	198.8	152.4	4.5
Proceeds from Sales of Businesses, Net of Cash Divested	16.5	65.8	3.6
Payments for Acquisitions of Businesses, Net of Cash Acquired	(18.1)	(2.0)	(98.0)
Cash Settlements of Foreign Currency Contracts	2.0	(4.8)	(14.6)
Capital Expenditures	(5.7)	(12.1)	(11.0)
Additions to Computer Software and Other Intangibles	(22.9)	(16.7)	(19.3)
Net Assets Held for Sales of Businesses	—	—	(9.9)
Investments in Unconsolidated Affiliates	—	—	(1.9)
Net, Other	0.9	1.4	1.3

Net Cash Used in Investing Activities	(54.1)	(39.2)	(65.3)

Cash Flows from Financing Activities:
Payments for Purchase of Treasury Shares	(295.6)	(251.8)	(156.1)
Net Proceeds from Stock Plans	64.5	18.0	23.4
Spin-off Obligation	(9.2)	—	—
Decrease in Short-Term Borrowings	(1.0)	—	—
Net, Other	0.1	0.3	(0.1)

Net Cash Used in Financing Activities	(241.2)	(233.5)	(132.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(23.8)	19.0	9.5

(Decrease) Increase in Cash and Cash Equivalents	(57.6)	13.9	47.1
Cash and Cash Equivalents, Beginning	252.9	239.0	191.9

Cash and Cash Equivalents, End	$195.3	$252.9	$239.0

Supplemental Disclosure of Cash Flow Information:
Cash Paid Year to Date for:
Income Taxes, Net of Refunds	$102.4	$67.6	$47.5
Interest	$19.0	$17.2	$17.2
The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the Years Ended December 31, 2005

								Mark-to-
	Common	Unearned					Minimum	Market
	Stock	Compensation				Cumulative	Pension	Interest	Total	Comprehensive
	($0.01 Par	Restricted	Capital	Retained	Treasury	Translation	Liability	Rate	Shareholders’	Income
	Value)	Stock	Surplus	Earnings	Stock	Adjustment	Adjustment	Derivative	Equity	(Loss)

	(Dollar amounts in millions, except per share data)
Balance, January 1, 2003	$0.8	$(0.6)	$218.7	$284.0	$(240.3)	$(194.2)	$(87.2)	$—	$(18.8)

Net Income				174.5					174.5	$174.5
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (1,545,362)		(5.1)	(14.3)		51.5				32.1
Treasury Shares Reissued Under Employee Stock Purchase Plan (108,440)					3.6				3.6
Treasury Shares Acquired (3,759,200)					(156.1)				(156.1)
Amortization of Restricted Stock Awards		2.1							2.1
Restricted Stock Surrendered		0.3			(0.3)				—
Change in Cumulative Translation Adjustment						16.9			16.9	16.9
Change in Minimum Pension Liability Adjustment							(5.9)		(5.9)	(5.9)

Total Comprehensive Income										$185.5

Balance, December 31, 2003	0.8	(3.3)	204.4	458.5	(341.6)	(177.3)	(93.1)	—	48.4

Net Income				211.8					211.8	$211.8
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (836,381)		0.5	(6.9)		32.0				25.6
Treasury Shares Reissued Under Employee Stock Purchase Plan (97,295)			0.7		3.8				4.5
Treasury Shares Acquired (4,573,640)					(251.8)				(251.8)
Amortization of Restricted Stock Awards		1.4							1.4
Change in Cumulative Translation Adjustment						28.3			28.3	28.3
Change in Minimum Pension Liability Adjustment							(14.0)		(14.0)	(14.0)

Total Comprehensive Income										$226.1

Balance, December 31, 2004	0.8	(1.4)	198.2	670.3	(557.6)	(149.0)	(107.1)	—	54.2

Net Income				221.2					221.2	$221.2
Treasury Shares Reissued Under Stock Options, Deferred, and Other Compensation Plans and Restricted Stock Plan (3,046,981)		(16.3)	(15.2)		143.5				112.0
Treasury Shares Reissued Under Employee Stock Purchase Plan (94,161)			0.8		4.2				5.0
Treasury Shares Acquired (4,697,675)					(295.6)				(295.6)
Amortization of Restricted Stock Awards		12.3							12.3
Change in Cumulative Translation Adjustment						(26.7)			(26.7)	(26.7)
Change in Minimum Pension Liability Adjustment							(5.6)		(5.6)	(5.6)
Mark-to-Market Interest Rate Derivative								0.8	0.8	0.8

Total Comprehensive Income										$189.7

Balance, December 31, 2005	$0.8	$(5.4)	$183.8	$891.5	$(705.5)	$(175.7)	$(112.7)	$0.8	$77.6

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
(Tabular dollar amounts in millions, except per share data)

Note 1.	Description of Business and Summary of Significant Accounting Policies
Description of Business. The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) provides global business information, tools and insight, and has enabled customers to Decide with Confidence® for over 160 years. Our proprietary DUNSRight® quality process provides our customers with quality business information. This quality information is the foundation of our solutions that customers rely on to make critical business decisions. Customers use our Risk Management Solutionstm to mitigate credit risk, increase cash flow and drive increased profitability, our Sales & Marketing Solutionstm to increase revenue from new and existing customers, our E-Business Solutionstm to convert prospects to clients faster by enabling business professionals to research companies, executives and industries and our Supply Management Solutionstm to increase cash by generating ongoing savings from our customers’ suppliers and protecting our customers from serious financial, operational and regulatory risk.
Basis of Presentation. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. As discussed throughout this Note 1, we base our estimates on historical experience, current conditions and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates and assumptions include valuation allowances for receivables and deferred income tax assets; liabilities for potential tax deficiencies and potential litigation claims and settlements; assets and obligations related to employee benefits; allocation of the purchase price in acquisition accounting; long-term asset and amortization recoverability; revenue deferrals; and restructuring charges. We review estimates and assumptions periodically and reflect the revisions in the consolidated financial statements in the period in which we determine any revisions to be necessary. Actual results could differ from those estimates under different assumptions or conditions.
The consolidated financial statements include our accounts, as well as those of our subsidiaries and investments in which we have a controlling interest. Investments in companies over which we have significant influence but not a controlling interest are carried under the equity method. Investments over which we do not have significant influence are recorded at cost. We periodically review our investments to determine if there has been any impairment judged to be other than temporary. Such impairments are recorded as write-downs in the statement of operations.
All intercompany transactions and balances have been eliminated in consolidation.
The financial statements of our subsidiaries outside the United States and Canada reflect a fiscal year ended November 30 to facilitate timely reporting of our consolidated financial results and financial position.
Certain prior-year amounts have been reclassified to conform to the current year presentation.
Significant Accounting Policies
Revenue Recognition. Our Risk Management Solutions are generally sold under monthly or annual contracts that enable a customer to purchase our information solutions during the period of contract at prices per an agreed price list, up to the contracted dollar limit. Revenue on these contracts is recognized as solutions are delivered to the customer based on the per-solution price. Any additional solutions purchased over this limit may be subject to pricing variations and revenue is recognized as the solutions are delivered. If customers do not use the full value of their contract and forfeit the unused portion, we recognize the forfeited amount as revenue at contract expiration.

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
We have fixed price subscription contracts for larger customers that allow those customers unlimited use within predefined ranges, subject to certain conditions. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year.
Revenue related to services provided over the contract term, such as monitoring services, is recognized ratably over the contract period, which is typically one year.
For Sales & Marketing Solutions and Supply Management Solutions, we generally recognize revenue upon delivery of the information file to the customer. For arrangements that include periodic updates to that information file over the contract term, the portion of the revenue related to updates expected to be delivered is deferred and recognized as the updates are delivered, usually on a quarterly or monthly basis. For subscription solutions that provide continuous access to our generic marketing information and business reference databases, as well as any access fees or hosting fees related to enabling customers access to our information, revenue is recognized ratably over the term of the contract, which is typically one year.
We have certain solution offerings that are sold as multi-element arrangements. The multiple elements may include information files, file updates for certain solutions, software and/or services. Revenue for each element is recognized when that element is delivered to the customer based upon the relative fair value for each element. For offerings that include software that is considered to be more than incidental, we recognize revenue when a non-cancelable license agreement has been signed, the software has been shipped and installed. Maintenance revenues, which consist of fees for ongoing support and software updates, are recognized ratably over the term of the contract, typically one year, when the maintenance for the software is considered significant. When maintenance is insignificant, we recognize the revenue associated with the software and maintenance when the agreement is signed and product is shipped.
Revenues from consulting and training services are recognized as the services are performed.
For E-Business Solutions, which includes Hoover’s, Inc., we provide subscription solutions that provide continuous access to our business information databases. Revenue is recognized ratably over the term of the contract, which is generally one year. Any additional solutions purchased are recognized once they are delivered and billed to the customer.
      Amounts billed in advance are recorded as deferred revenue on the balance sheet. The deferred revenue is recognized as the services are performed.
Sales Cancellations. In determining sales cancellation allowances, we analyze historical trends, customer-specific factors, current economic trends and changes in customer demand.
Allowance For Bad Debts. With respect to estimating bad debt allowances, we analyze the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends.
Restructuring Charges. We account for restructuring charges initiated after December 31, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with restructuring activities, including severance and lease termination obligations, and other related exit costs. Under SFAS No. 146, we establish a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related exit costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.
Prior to January 1, 2003, we accounted for our restructuring activities in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

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
Marketable Securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” certain of our marketable securities are classified as “available for sale” and are reported at fair value, with net unrealized gains and losses reported in shareholders’ equity. The fair value of the marketable securities is based on quoted market prices. Realized gains and losses on marketable securities are determined using the specific identification method.
Marketable “available for sale” securities classified as current assets were $109.4 million and $82.6 million at December 31, 2005 and 2004, respectively.
Restricted Assets. At December 31, 2005 and 2004, the restricted assets solely consisted of cash and cash equivalents. Such amounts are included in “Other Non-Current Assets.” We had restricted assets of $13.6 million and $12.5 million at December 31, 2005 and 2004, respectively, held in grantor trusts primarily to fund certain pension obligations (see Note 10 to these consolidated financial statements included in this Annual Report on Form 10-K).
Property, Plant and Equipment. Property, plant and equipment are stated at cost, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are depreciated principally using the straight-line method. Buildings are depreciated over a period of 40 years. Equipment is depreciated over a period of three to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. The property, plant and equipment depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $10.9 million, $13.2 million and $17.6 million, respectively.

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
Computer Software. We account for computer software used in our business in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, certain computer software costs related to software sold to customers are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Capitalized computer software costs are amortized over its estimated useful life, typically three to five years, and are reported at the lower of unamortized cost or net realizable value. We review the valuation of capitalized software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include significant changes in the manner of use of the assets or strategic decisions made relating to future plans for those assets, as well as consideration of future operating results, significant negative industry trends or economic trends. The computer software amortization expense for the three years ended December 31, 2005, 2004 and 2003 was $22.7 million, $31.6 million and $43.1 million, respectively.
Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangibles with an indefinite life are not subject to regular periodic amortization.
Instead, the carrying amount of the goodwill and intangibles is tested for impairment at least annually, and between annual tests if events or circumstances warrant such a test. An impairment loss would be recognized if the carrying amount exceeded the fair value.
We consider our segments, U.S. and International, as our reporting units under SFAS No. 142 for consideration of potential impairment of goodwill. Goodwill and indefinite-lived intangibles are tested for impairment at least annually, or if an event or circumstance indicates that an impairment loss has been incurred. We assess the recoverability of our goodwill at the reporting unit level.
For goodwill, we perform a two-step impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the market approach. Under the market approach, we estimate the fair value based on market multiples of revenue. If the market value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and no further test is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit exceeds its implied fair value, we record an impairment loss equal to the difference.
For indefinite-lived intangibles, other than goodwill, the estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets. An impairment is recognized if the carrying value exceeds the fair value. Based on our analyses at December 31, 2005 and 2004, no impairment charges related to goodwill and other intangible assets with indefinite lives have been recognized.
Other intangibles, which primarily include customer lists and relationships, resulting from acquisitions are being amortized over three to 15 years using the straight-line method. Other Intangibles amortization expense for the three years ended December 31, 2005, 2004, and 2003 was $2.5 million, $2.5 million, and $3.3 million, respectively.
The value of our customer lists in our Italian real estate data business in our International segment was negatively impacted by tax legislation enacted in Italy in 2005. This tax legislation increased the operating costs of our Italian real estate data business. For the year December 31, 2005, we recorded an impairment charge to our operating costs of $0.4 million related to customer lists.
Foreign Currency Translation. For all operations outside the United States where we have designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For these countries where we designate the local currency as the functional currency, translation adjustments are accumulated in a separate component of shareholders’ equity. Transaction gains and losses are recognized in

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
earnings in “Other Income (Expense) — Net.” Transaction gains were $1.0 million and $5.1 million for the years ended December 31, 2005 and 2004, respectively, and transaction losses were $0.3 million for the year ended December 31, 2003.
Earnings Per Share of Common Stock. In accordance with SFAS No. 128, “Earnings Per Share” (“EPS”), basic EPS is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted EPS is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. The difference between basic and diluted EPS is solely attributable to stock options and restricted stock programs. We use the treasury stock method to calculate the impact of outstanding stock options.
Stock-Based Compensation. Our stock-based compensation plans are described more fully in Note 11 to these consolidated financial statements included in this Annual Report on Form 10-K. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income for our outstanding stock options as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Also, no stock-based compensation cost is reflected in our net income for our Employee Stock Purchase Plan. The cost associated with our restricted stock grants, stock appreciation rights and restricted stock units is included in net income.
The following table summarizes the pro forma effect of stock-based compensation on net income and net income per share as if the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” had been adopted.

	For the Years Ended
	December 31,

	2005	2004	2003

Net Income, as reported	$221.2	$211.8	$174.5
Add: Stock compensation cost included in net income, net of tax benefits	7.3	6.7	1.8
Deduct: Total stock compensation cost under fair-value method for all awards, net of tax benefits	(17.5)	(17.2)	(10.5)

Pro forma Net Income	$211.0	$201.3	$165.8

Basic EPS:
As reported	$3.31	$3.01	$2.37
Pro forma	$3.16	$2.86	$2.25
Diluted EPS:
As reported	$3.19	$2.90	$2.30
Pro forma	$3.04	$2.75	$2.18

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Expected dividend yield	0%	0%	0%
Expected stock volatility	30%	30%	30%
Risk-free interest rate	4.19%	3.83%	2.94%
Expected holding period (years)	6.9	7.0	4.9
Weighted average fair value of options granted	$25.14	$21.66	$11.08
Financial Instruments. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.
We use foreign exchange forward and option contracts to hedge cross-border intercompany transactions and certain non-U.S. earnings. These forward and option contracts are marked-to-market and gains and losses are recorded as other income or expense. In addition, foreign exchange forward contracts are used to hedge certain of our foreign net investments. The gains and losses associated with these contracts are recorded in “Cumulative Translation Adjustments,” a component of shareholders’ equity.
We use interest rate swap agreements to hedge long-term fixed-rate debt. When executed, we designate the swaps as fair-value hedges and assess whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. We formally document all relationships between hedging instruments and hedged items, and we have documented policies for management of our exposures. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of interest expense. The effectiveness of hedge accounting is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively.
We entered into an interest rate derivative transaction in 2005 with the objective to mitigate the variability of future cash flows from market changes in treasury rates in the anticipation of a future debt issuance during the first half of 2006. This transaction is accounted for as a cash flow hedge. As such, changes in fair value of the swap that take place through the date of debt issuance are recorded in accumulated other comprehensive income.
Note 2.  Recent Accounting Pronouncements
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Reform Act”) was signed into law. The Medicare Reform Act expands Medicare, primarily by adding a prescription drug benefit for medicare-eligibles starting in 2006. The Medicare Reform Act provides employers currently providing postretirement prescription drug benefits with a range of options for coordinating with the new government-sponsored program potentially to reduce this benefit, including providing for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law (“sharing strategy”). In connection with the Medicare Reform Act, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. The FSP was adopted for periods beginning after July 1, 2004. Under the FSP, if a company concludes that its defined benefit post-retirement benefit plan is actuarially equivalent to the Medicare Part D benefit, the employer should recognize subsidies from the federal government in the measurement of the accumulated postretirement benefit obligation (“APBO”) under SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions.” The

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
resulting reduction of the APBO should be accounted for as an actuarial gain. On January 21, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released final regulations implementing major provisions of the Medicare Reform Act of 2003. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our postretirement benefit plan will qualify for the direct subsidies for an additional seven years and that our APBO decreased by, approximately, an additional $5.8 million. As a result, our 2005 postretirement benefit cost decreased by, approximately, $2.5 million. The APBO as of December 31, 2005 decreased by a total of $37.1 million and our plan is expected to be actuarially equivalent in 2006 until 2023, before the impact of the sharing strategy.
In December 2004, the FASB issued SFAS No. 123 (revised 2004) or “SFAS No. 123R,” “Share-Based Payments,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This standard requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period that an employee provides service in exchange for the award, which normally would be the vesting period. The standard has two transition application methods to choose from. They are the Modified Prospective application or Modified Retrospective application. Under the Modified Prospective application, compensation cost is recognized for new grants and modifications made after the required effective date, plus the remaining unrecognized expense associated with previously issued awards that are not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the Modified Retrospective application, a company is required to restate its financial statements back either (a) to all prior years for which SFAS No. 123 was effective or (b) to only prior interim periods in the year in which SFAS No. 123R is adopted. In April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that Statement No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the FASB Statement). Accordingly, we have deferred the adoption of SFAS No. 123R until January 1, 2006 at which time we began to utilize the Modified Prospective application. Based on management assumptions, utilizing the Black Scholes model, we anticipate a full year impact to our Consolidated Statement of Operations of approximately $14 million in expenses. In addition, SFAS No. 123R also requires the benefits of tax deductions in excess of tax impact of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The total change in cash and cash equivalents will remain the same.
In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides a deduction from income for qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (“ETI”) for foreign sales. FSP No. FAS 109-1 provides guidance on the accounting implications of the Act related to the deduction for qualified domestic production activities. The deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction, if any, will be reported in the period in which the deduction is claimed on our tax return. Until final treasury regulations are issued on this matter, management will be unable to determine the full impact, if any, this will have on our effective income tax rate.

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. FAS 109-2 provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act in income tax expense and deferred tax liability. The Act provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated from our controlled foreign corporations. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our senior management and approved by the Board of Directors. During the third quarter of fiscal year 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the Act. During the fourth quarter of fiscal year 2005, we repatriated approximately $150.0 million in extraordinary dividends, as defined in the Act, and accordingly have recorded a tax liability of $9.3 million as of December 31, 2005.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The guidance in APB No. 29 is based on the underlying principle that the measurement of exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. However, APB No. 29 included certain exceptions to that principle, including a requirement that exchanges of similar productive assets should be recorded at the carrying amount of the asset relinquished. SFAS No. 153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance. Only nonmonetary exchanges in which an entity’s future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance. SFAS No. 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on our financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the accounting and reporting requirements for a change in accounting principle. APB Opinion 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” are superseded by SFAS No. 154 which requires retrospective application to prior periods’ financial statements of changes in an accounting principle. SFAS No. 154 applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 also defines a restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will apply the requirements of SFAS No. 154 on any changes in principle made on or after January 1, 2006. We do not anticipate that the adoption of this statement will have a material impact on our financial statements.
In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and established standards for determining the circumstances under which a variable interest entity (“VIE”) should be consolidated with its primary beneficiary. FIN No. 46 also requires disclosure about VIEs that we are not required to consolidate but in which we have a significant variable interest. In December 2003, the FASB issued FIN No. 46R which made some revisions and replaced the original FIN No. 46. The adoption of FIN No. 46R in the first quarter of 2004 did not have an impact on our consolidated financial statements as we did not have any VIE’s.
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
Note 3. Impact of Implementation of the Blueprint for Growth Strategy

Restructuring Charges
Since the launch of our Blueprint for Growth strategy, we have implemented Financial Flexibility Programs. In each of these Programs, we identified ways to reduce our expense base, then we reallocated some of the identified spending to other areas of our operations to improve revenue growth. With each Program, we have incurred restructuring charges (which generally consists of employee severance and termination costs, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income). These charges are incurred as a result of eliminating, consolidating, standardizing, automating and/or outsourcing operations of our business. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility Programs.
During the year ended December 31, 2005, we recorded a $30.8 million restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”) and a $0.1 million net restructuring gain in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The restructuring charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The curtailments were recorded in accordance with SFAS No. 87, “Employers’ Accounting for Pension,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The components of these charges and gains included:

•	severance and termination costs of $23.3 million associated with approximately 425 employees related to the 2005 Financial Flexibility Program and $5.7 million associated with approximately 310 employees related to the 2004 Financial Flexibility Program;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $4.7 million related to the 2005 Financial Flexibility Program;

•	curtailment charges of $3.1 million related to our pension plans and an immediate reduction to ongoing pension income of $3.4 million related to the U.S. Qualified Plan resulting from employee actions for the 2005 Financial Flexibility Program. In accordance with SFAS No. 87 and SFAS No. 88 we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations and the pension plan was required to be re-measured which reduced our periodic pension income; and

•	curtailment gains of $3.7 million and $5.8 million related to the U.S. postretirement benefit plan resulting from employee actions for the 2005 Financial Flexibility Program and 2004 Financial Flexibility Program, respectively. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.
At December 31, 2005, all actions under these programs were substantially completed.

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
During the year ended December 31, 2004, we recorded $32.0 million of restructuring charges in connection with the 2004 Financial Flexibility Program. The components of the restructuring charges included:

•	severance and termination costs of $28.4 million associated with approximately 900 employees;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.1 million;

•	curtailment charges (in accordance with SFAS No. 87 and SFAS No. 88) of $0.9 million and an immediate reduction to ongoing pension income of $3.3 million related to our pension plans; and

•	curtailment gain (in accordance with SFAS No. 106) of $3.7 million related to the U.S. postretirement benefit plan.
In October 2004, as part of the 2004 Financial Flexibility Program, we entered into an agreement with International Business Machines Corporation (“IBM”) to outsource certain portions of our data acquisition and delivery, customer service, and financial processes. Under the terms of the agreement, approximately 220 employees who primarily performed certain customer service functions in the United States, Canada, United Kingdom and the Netherlands were transitioned to IBM. We made total payments of approximately $1.8 million to IBM as full satisfaction of any of our existing liabilities for future severance benefits related to the transitioned employees. The severance benefits for the employees who transitioned to IBM are included in the restructuring charges for the year ended December 31, 2005 and 2004.
During the year ended December 31, 2004, approximately 650 employees (including 220 employees who transitioned to IBM as part of the outsourcing agreement discussed below) were terminated in connection with the 2004 Financial Flexibility Program. During the year ended December 31, 2005, approximately 310 employees were terminated in connection with the 2004 Financial Flexibility Program which resulted in 960 employees terminated for this program in total.
During the year ended December 31, 2003, we recorded $17.4 million of restructuring charges in connection with the Financial Flexibility Program announced in February 2003 (“2003 Financial Flexibility Program”). The components of the restructuring charges included:

•	severance and termination costs of $16.6 million associated with approximately 500 employees;

•	lease termination obligations of $0.3 million; and

•	curtailment charge (in accordance with SFAS No. 87 and SFAS No. 88) of $0.5 million related to the U.S. Qualified Plan.
During the year ended December 31, 2003, all of the approximately 500 employees had been terminated in connection with the 2003 Financial Flexibility Program.
As of December 31, 2005, we have eliminated approximately 4,900 positions which included 300 open positions and terminated (via attrition and termination) approximately 4,600 employees under our Financial Flexibility Programs since inception in October 2000. These figures include the 220 employees who were transitioned to IBM as part of the 2004 Financial Flexibility Program and the approximately 400 employees who were transitioned to Computer Sciences Corporation (“CSC”) as part of the 2002 Financial Flexibility Program. Under the terms of the CSC agreement, we outsourced certain technology functions in which approximately 400 of our employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC.

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2005 Financial Flexibility Program.

		Pension Plan/	Lease
		Postretirement	Termination
	Severance	Curtailment	Obligations
	and	Charges	and Other
	Termination	(Gains)	Exit Costs	Total

2005 Restructuring Charges
Charge Taken during First Quarter 2005	$7.9	$—	$0.3	$8.2
Payments during First Quarter 2005	(2.4)	—	(0.2)	(2.6)

Balance Remaining as of March 31, 2005	$5.5	$—	$0.1	$5.6

Charge Taken during Second Quarter 2005	$8.2	$0.3	$0.8	$9.3
Payments/Pension Plan Curtailment Charge during Second Quarter 2005	(5.0)	(0.3)	(0.1)	(5.4)

Balance Remaining as of June 30, 2005	$8.7	$—	$0.8	$9.5

Charge Taken during Third Quarter 2005	$4.1	$0.1	$0.3	$4.5
Payments/Pension Plan Curtailment Charge during Third Quarter 2005	(6.8)	(0.1)	(0.3)	(7.2)

Balance Remaining as of September 30, 2005	$6.0	$—	$0.8	$6.8

Charge Taken during Fourth Quarter 2005	$3.1	$2.4	$3.3	$8.8
Payments/Pension Plan and Postretirement Curtailment, Net Charges during Fourth Quarter 2005	(2.2)	(2.4)	(3.1)	(7.7)

Balance Remaining as of December 31, 2005	$6.9	$—	$1.0	$7.9

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2004 Financial Flexibility Program.

		Pension Plan/	Lease
		Postretirement	Termination
	Severance	Curtailment	Obligations
	and	Charges	and Other
	Termination	(Gains)	Exit Costs	Total

2004 Restructuring Charges:
Charge Taken during First Quarter 2004	$9.3	$—	$0.9	$10.2
Payments during First Quarter 2004	(3.8)	—	(0.9)	(4.7)

Balance Remaining as of March 31, 2004	$5.5	$—	$—	$5.5

Charge Taken during Second Quarter 2004	$7.5	$—	$0.5	$8.0
Payments during Second Quarter 2004	(4.1)	—	—	(4.1)

Balance Remaining as of June 30, 2004	$8.9	$—	$0.5	$9.4

Charge Taken during Third Quarter 2004	$2.6	$—	$0.1	$2.7
Payments during Third Quarter 2004	(7.1)	—	(0.4)	(7.5)

Balance Remaining as of September 30, 2004	$4.4	$—	$0.2	$4.6

Charge Taken during Fourth Quarter 2004	$9.0	$0.5	$1.6	$11.1
Payments/ Pension Plan and Postretirement Net Charges during Fourth Quarter 2004	(6.2)	(0.5)	(1.1)	(7.8)

Balance Remaining as of December 31, 2004	$7.2	$—	$0.7	$7.9

Charge Taken during First Quarter 2005	$5.0	$(2.8)	$—	$2.2
Payments/ Postretirement Gain during First Quarter 2005	(3.6)	2.8	—	(0.8)

Balance Remaining as of March 31, 2005	$8.6	$—	$0.7	$9.3

Charge Taken during Second Quarter 2005	$0.1	$(2.9)	$—	$(2.8)
Payments/ Postretirement Gain during Second Quarter 2005	(4.6)	2.9	(0.1)	(1.8)

Balance Remaining as of June 30, 2005	$4.1	$—	$0.6	$4.7

Charge Taken during Third Quarter 2005	$0.3	$(0.1)	$—	$0.2
Payments/ Postretirement Gain during Third Quarter 2005	(3.0)	0.1	(0.1)	(3.0)

Balance Remaining as of September 30, 2005	$1.4	$—	$0.5	$1.9

Charge Taken during Fourth Quarter 2005	$0.3	$—	$—	$0.3
Payments during Fourth Quarter 2005	(0.8)	—	(0.2)	(1.0)

Balance Remaining as of December 31, 2005	$0.9	$—	$0.3	$1.2

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2003 Financial Flexibility Program.

	Severance		Lease
	and	Pension	Termination
	Termination	Curtailment	Obligations	Total

2003 Restructuring Charges:
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

Additionally, on January 31, 2006, our Board of Directors approved our 2006 Financial Flexibility Program (see Note 17 to our consolidated financial statements included in this Annual Report of Form 10-K).

Divestitures
As part of our Blueprint for Growth Strategy, we implemented our international market leadership strategy which has led to various dispositions over the years.
On October 4, 2004, we sold our operations in Iberia to Informa S.A for $13.5 million, primarily consisting of cash, and recognized a pre-tax gain of $0.1 million in 2004 in “Other Income (Expense) — Net.” Our Iberian operations generated approximately $24 million of revenue in 2003. During the year ended December 31, 2005, we recorded a $0.8 million gain in “Other Income (Expense)— Net” related to lower costs on the sale of Iberia.
On October 1, 2004, we completed the sale of our operation in France to Base D’Informations Legales Holding S.A.S. (“BIL Holding”) for $30.1 million, consisting of $15.0 million in cash, $14.0 million in other receivables and $1.1 million in other assets. We recognized a pre-tax gain of $12.9 million in the fourth quarter of 2004 in “Other Income (Expense) — Net.” Our French operation generated approximately $38 million of revenue in 2003. In May 2005, we were contacted by BIL Holding, regarding allegations of improper sales

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
related activities involving those operations consisting primarily of debits to customer accounts for product usage without appropriate documentation (the “Alleged Conduct”). Based on our investigation into the Alleged Conduct, including reviewing evidence that BIL Holding made available, we concluded that the evidence presented was insufficient to substantiate the Alleged Conduct and BIL Holding withdrew its allegations. In addition, we resolved the specified post-closing purchase adjustments under the purchase and sale agreement. The final resolution of the BIL Holding allegations and the post closing purchase price adjustments resulted in charges of $3.7 million and $0.4 million, respectively, recorded within “Other Income (Expense) — Net” and “Operating Costs,” respectively, for the year ended December 31, 2005.
On May 10, 2004, we sold our operations in Germany, Austria, Switzerland, Poland, Hungary and the Czech Republic (“Central European Operations”) to Bonnier Affarsinformation AB (“Bonnier”) for $25.7 million, consisting of $18.1 million in cash and $7.6 million in other receivables, of which $5.6 million has been collected in 2004 and the remaining balance of $2.0 million was collected in 2005. We recognized a pre-tax gain of $5.6 million in the second quarter of 2004 in “Other Income (Expense) — Net.” Our Central European Operations generated approximately $52 million in revenue in 2003.
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
During the third quarter of 2003, we sold our operations in Israel. We recorded a pre-tax loss of $4.3 million in “Other Income (Expense) — Net.”
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
As part of the divestitures noted above, we established a strategic relationship in each of these countries where the buyer operates the acquired businesses under the D&B name, continues to distribute D&B-branded products and services, and provides us with data to support our global customer needs. All these divestitures were part of our International segment.

Other Transactions
During the first quarter of 2005, we sold our equity investment in a South African company. We received proceeds of $5.3 million and recognized a pre-tax gain of approximately $3.5 million in the second quarter of 2005 in “Other Income (Expense) — Net.”
During the third quarter of 2003, we sold our equity interest in our Singapore investment and recognized a pre-tax gain of $1.8 million in “Other Income (Expense) — Net.”
During the third quarter of 2003, we sold our High Wycombe, England, building and received proceeds of $80.2 million. We continue to occupy a portion of the building under a multi-year lease after the sale. We recognized a pre-tax loss on the sale of the building of $13.8 million within “Operating Costs.”

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
Note 4. Acquisitions

LiveCapital, Inc.
During the third quarter of 2005, we acquired a 100% ownership interest in LiveCapital, Inc., located in San Mateo, California, with cash on hand. The results of LiveCapital Inc.’s, operations have been included in our consolidated financial statements. LiveCapital, Inc. is a provider of online credit management software that enables users to manage the entire credit process within an enterprise-wide system. The acquisition is part of our ongoing effort to improve our customers’ access to our DUNSRight quality process, so that they can make confident business decisions.
The transaction was valued at $17.2 million, inclusive of cash acquired of $0.5 million, and $0.3 million of transaction costs recorded in accordance with SFAS No. 141, “Business Combinations.” The acquisition was accounted for under the purchase method of accounting. As a result, we recognized goodwill and intangible assets of $11.9 million and $1.8 million, respectively. The remaining purchase price was allocated to the acquired tangible assets and liabilities on the basis of their respective fair values. The goodwill was assigned to our U.S. segment. The intangible asset acquired for $1.8 million was related to module technology with a useful life of four years. The acquisition would not have had a material impact on our results had the acquisition occurred at the beginning of 2005 and 2004, and, as such, the pro forma results have not been presented.
We are in the process of finalizing the valuation of the acquired deferred tax asset in connection with the acquisition. As a result, the allocation of the purchase price is subject to future adjustment.

Italian Real Estate Data Companies
During the second quarter of 2003, we paid $6.2 million to acquire controlling interests in three privately held Italian real estate data companies: 100% interest in Italservice Bologna S.r.l. and Datanet S.r.l. and a 51% interest in RDS S.r.l. In addition, we paid $1.9 million to acquire 17.5% of RIBES S.p.A., a leading provider of business information to Italian banks. Together with the 17.5% interest held by our subsidiary, Datahouse, we had a 35% interest at December 31, 2003. During the fourth quarter of 2004, we acquired an additional 16% of RIBES S.p.A. for $4.0 million, resulting in a 51% interest at December 31, 2004. The transaction was funded with cash on hand.
These three Italian acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141. The purchase price for controlling interests in the three companies, together with the capitalized transaction costs allowed under SFAS No. 141, was allocated to the acquired assets and liabilities on the basis of their respective fair values. As a result, goodwill of $7.2 million was recognized and assigned to our International segment. No separately identifiable intangible assets were acquired. During the first quarter of 2004, we recorded a purchase accounting adjustment. This adjustment reduced goodwill by $0.9 million.
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
The transaction was valued at $7.00 per share in cash, for a total of $119.4 million. In addition, we capitalized $3.3 million of transaction costs in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the acquired assets and

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
liabilities on the basis of their respective fair values. As a result, we recognized goodwill and intangible assets of $66.4 million and $14.5 million, respectively. The goodwill was assigned to our U.S. segment. Of the $14.5 million of acquired intangible assets, $5.1 million was assigned to trademarks and trade names that are not subject to amortization, and $9.4 million was assigned to subscriber relationships and licensing agreements with useful lives from one to five years. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2003 is not material, and as such, pro forma results have not been presented.
In 2004, we recorded purchase accounting adjustments which increased deferred tax assets and reduced goodwill by $7.1 million. The majority of the adjustments represents recognition of additional net operating loss carryovers as a result of an Internal Revenue Service pronouncement.
All the acquisitions noted above were part of our Blueprint for Growth strategy to enhance our current business through value-creating acquisitions. In addition, all the acquisitions noted above were stock acquisitions, and as a result there was no goodwill deductible for tax purposes.
Note 5. Income Taxes
Income before provision for income taxes consisted of:

	For the Years Ended
	December 31,

	2005	2004	2003

U.S.	$314.8	$253.6	$246.4
Non-U.S.	39.3	87.2	34.0

Income Before Provision for Income Taxes	$354.1	$340.8	$280.4

The provision (benefit) for income taxes consisted of:

	For the Years Ended
	December 31,

	2005	2004	2003

Current Tax Provision (Benefit):
U.S. federal	$105.0	$81.2	$50.5
State and local	12.4	12.2	6.9
Non-U.S.	(3.6)	25.3	17.4

Total current tax provision	113.8	118.7	74.8

Deferred Tax Provision (Benefit):
U.S. federal	15.4	11.5	32.1
State and local	2.8	0.3	5.8
Non-U.S.	1.6	(1.3)	(6.5)

Total deferred tax provision	19.8	10.5	31.4

Provision for Income Taxes	$133.6	$129.2	$106.2

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes.

	For the Years Ended
	December 31,

	2005	2004	2003

Statutory tax rate:	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal tax benefit	4.0	3.0	3.0
Non-U.S. taxes	(5.1)	(2.1)	(1.6)
Valuation allowance	0.2	0.5	0.6
Interest	1.6	2.3	0.9
Tax credits	(0.1)	(0.9)	—
Repatriation of foreign cash, including state taxes	2.6	—	—
Other	(0.4)	0.1	—

Effective Tax Rate	37.8%	37.9%	37.9%

Income taxes paid were approximately $115.5 million, $74.2 million and $59.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Income taxes refunded were approximately $13.1 million, $6.6 million, and $11.7 million for the years ended December 31, 2005, 2004 and 2003 respectively.
Deferred tax assets (liabilities) are comprised of the following:

	At December 31,

	2005	2004

Deferred Tax Assets:
Operating Losses	$63.0	$61.2
Fixed Assets	0.2	4.8
Intangibles	13.5	25.7
Restructuring Costs	4.0	4.1
Bad Debts	6.0	6.1
Accrued Expenses	13.9	9.4
Investments	16.4	20.3
Minimum Pension Liability	62.9	59.8
Other	0.9	4.2

Total Deferred Tax Assets	180.8	195.6
Valuation Allowance	(52.0)	(55.9)

Net Deferred Tax Assets	128.8	139.7

Deferred Tax Liabilities:
Tax Leasing Transactions	(1.0)	(3.0)
Postretirement Benefits	(76.3)	(59.9)

Total Deferred Tax Liabilities	(77.3)	(62.9)

Net Deferred Tax Assets	$51.5	$76.8

We have not provided for U.S. deferred income taxes or foreign withholding taxes on $254.6 million of undistributed earnings of our non-U.S. subsidiaries as of December 31, 2005, since we intend to reinvest these earnings indefinitely. Additionally, we have not determined the tax liability if such earnings were remitted to

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
the U.S., as the determination of such liability is not practicable. See Note 1 to these consolidated financial statements included in this Annual Report on Form 10-K for our significant accounting policy related to income taxes.
We have federal, state and local, and foreign tax loss carry forwards, the tax effect of which was $63.0 million as of December 31, 2005. Approximately $46.7 million of these tax benefits have an indefinite carry forward period. Of the remainder, $1.6 million expire in 2006, and $14.7 million expire at various times between 2007 and 2024.
We have established a valuation allowance against non-U.S. net operating losses in the amount of $42.6 million, $43.4 million, and $76.4 million, for the years ended December 31, 2005, 2004, and 2003, respectively, that in the opinion of management, are more likely than not to expire before we can utilize them.
During the fourth quarter of fiscal year 2005, we repatriated approximately $150.0 million in extraordinary dividends, as defined in the American Jobs Creation Act, and accordingly have recorded a tax liability of $9.3 million as of December 31, 2005. See Note 2 to these consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the foreign cash repatriation.

Note 6.	Notes Payable and Indebtedness
Our borrowings including interest rate swaps designated as hedges, are summarized below:

	At December 31,

	2005	2004

	Liability (Asset)

Debt Maturing Within One Year:
Fixed-rate notes	$300.0	$—
Other	0.8	—

Total Debt Maturing Within One Year	$300.8	$—

Debt Maturity After One Year:
Long-term, fixed-rate notes	$—	$301.8
Fair value of interest rate swaps	—	(1.9)
Other	0.1	0.1

Total Debt Maturing After One Year	$0.1	$300.0

The notes with a face value of $300 million have a five-year term maturing in March 2006 and bear interest at a fixed annual rate of 6.625%, payable semi-annually. During the first quarter of 2005, these notes were reclassified from long-term debt to short-term debt because they will mature within one year. Since the third quarter of 2001, we entered into interest rate swap agreements to hedge a portion of this long-term debt (see Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K). The weighted average interest rates on the long-term notes, including the benefit of the swaps on December 31, 2005 and 2004, were 6.21% and 5.62%, respectively. The notes and the fair value of the interest rate swaps are recorded as “Short-Term Debt” and “Long-Term Debt,” at December 31, 2005 and 2004, respectively.
On September 30, 2005, we entered into an interest rate derivative transaction with an aggregate notional amount of $200 million. The objective of the hedge is to mitigate the variability of future cash flows from market changes in treasury rates in the anticipation of future debt issuance during the first half of 2006. This transaction is accounted for as a cash flow hedge. As such, changes in fair value of the swap that take place through the date of debt issuance are recorded in accumulated other comprehensive income.

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)

Other Credit Facilities
At December 31, 2005 and 2004, we had a total of $300 million of bank credit facilities available at prevailing short-term interest rates, which will expire in September 2009. These facilities also support our commercial paper borrowings up to $300 million. We have not drawn on the facilities and we did not have any borrowings outstanding under these facilities at December 31, 2005 and 2004. We also have not borrowed under our commercial paper program for the years ended December 31, 2005 and 2004. The facility requires the maintenance of interest coverage and total debt to EBITDA ratios (each as defined in the agreement). We were in compliance with these requirements at December 31, 2005 and 2004.
At December 31, 2005 and 2004, certain of our international operations also had non-committed lines of credit of $17.2 million and $5.9 million, respectively. We had no borrowings outstanding under these lines of credit as of December 31, 2005 and 2004. These arrangements have no material commitment fees or compensating balance requirements.
At December 31, 2005, we are contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $7.9 million.
Interest paid totaled $19.0 million, $17.2 million and $17.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Note 7. Financial Instruments with Off-Balance Sheet Risks
We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use short-term foreign exchange forward contracts to hedge short-term foreign currency denominated loans, investments and certain third party and intercompany transactions and, from time to time, we have used foreign exchange option contracts to reduce our international earnings exposure to adverse changes in currency exchange rates. In addition, we use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding fixed-rate notes and in anticipation of future debt issuance, as discussed under “Interest Rate Risk Management,” below.
We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2005 and 2004, in our opinion, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at December 31, 2005 and 2004, due to the fact that we sell to a large number of customers in different geographical locations.

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
In connection with the $300 million, five-year, fixed-rate note maturing March 2006, we entered into fixed-to-floating (LIBOR rate indexed) interest rate swap agreements in the third quarter of 2001 with a notional principal amount totaling $100 million, and designated these swaps as fair-value hedges against the long-term fixed rate notes. The arrangement is considered a highly effective hedge, and therefore the

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
accounting for these hedges has no impact on earnings. The changes in the fair value of the hedge and the designated portion of the notes are reflected in our consolidated balance sheets. At December 31, 2005 and 2004, we had no floating-rate debt outstanding.
On September 30, 2005, in connection with the above $300 million note maturing in March 2006, we entered into an interest rate derivative transaction with an aggregate notional amount of $200 million. The objective of the transaction is to hedge a portion of the variability of future cash flows from changes in treasury rates in anticipation of a debt issuance during the first half of 2006. This transaction is accounted for as a cash flow hedge. As such, changes in fair value of the swap that take place through the date of debt issuance are recorded in accumulated other comprehensive income. For the year ended December 31, 2005, we recorded an $0.8 million gain in accumulated other comprehensive income.

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
As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term forward foreign exchange contracts. In addition, from time to time we use foreign exchange option contracts to hedge certain foreign earnings and foreign exchange forward contracts to hedge certain net investment positions. As of December 31, 2005 and 2004, there were no option contracts outstanding. The underlying transactions and the corresponding forward exchange and option contracts are marked to market at the end of each quarter, and are reflected within our consolidated financial statements.
At December 31, 2005 and 2004, we had a notional amount of approximately $212.1 million and $241.4 million, respectively, of foreign exchange forward contracts outstanding that offset foreign currency denominated intercompany loans. Gains and losses associated with these contracts were $0.2 million and $0.5 million, respectively, at December 31, 2005, $0.4 million and $1.0 million, respectively, at December 31, 2004, and $0.7 million and $0.2 million, respectively, at December 31, 2003. In addition, at December 2004, we had $91.9 million of foreign exchange forward contracts outstanding associated with our international investments. Losses associated with these contracts were $3.6 million at December 31, 2004. These contracts typically have various expiration dates within three months of entry into such contracts.

Fair Value of Financial Instruments
At December 31, 2005 and 2004, our financial instruments included cash and cash equivalents (including commercial paper investments), marketable securities, accounts receivable, other receivables, accounts payable, short-term and long-term borrowings and foreign exchange forward contracts.
At December 31, 2005 and 2004, the fair values of cash and cash equivalents, marketable securities, accounts receivable, other receivables and accounts and notes payable approximated carrying value due to the

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair-value disclosures, determined based on third-party quotes from financial institutions, are as follows:

	At December 31, 2005		At December 31, 2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Asset) Liability	(Asset) Liability	(Asset) Liability	(Asset) Liability

Short-term debt	$300.0	$300.7	$—	$—

Long-term debt	$—	$—	$301.9	$309.0

Risk management contracts:
Interest rate swaps (long- term)	$—	$—	$(1.9)	$(1.9)
Interest rate derivative	(0.8)	(0.8)	—	—
Foreign exchange forwards (short-term) — Net	0.3	0.3	4.1	4.1

	$(0.5)	$(0.5)	$2.2	$2.2

Note 8. Capital Stock
The total number of shares of all classes of stock that we have authority to issue under our Certificate of Incorporation is 220,000,000 shares, of which 200,000,000 shares, par value $0.01 per share, represent Common Stock (the “Common Stock”); 10,000,000 shares, par value $0.01 per share, represent Preferred Stock (the “Preferred Stock”); and 10,000,000 shares, par value $0.01 per share, represent Series Common Stock (the “Series Common Stock”). The Preferred Stock and the Series Common Stock can be issued with varying terms, as determined by our Board of Directors. Our Board of Directors has designated 500,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock, par value $0.01 per share.
On September 30, 2000, we separated from Moody’s, and 81,213,520 shares of our Common Stock were distributed to the shareholders of Moody’s/ D&B2 (see Note 13 to these consolidated financial statements included in this Annual Report on Form 10-K for further discussion on Moody’s/ D&B2). Since we have been treated as the successor entity for accounting purposes, our historical financial statements reflect the recapitalization in connection with the 2000 Distribution (see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the 2000 Distribution), including the elimination of treasury shares (which shares became treasury shares of Moody’s) and the authorization of our Common Stock, Preferred Stock and Series Common Stock.
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
Under the Rights Agreement, each share of our Common Stock has a right that trades with the stock until the right becomes exercisable. Each right entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $125 per one one-thousandth of a share, subject to adjustment. The rights will generally not be exercisable until a person or group (an “Acquiring Person”) acquires beneficial ownership of, or commences a tender offer or

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
exchange offer that would result in such person or group having beneficial ownership of 15% or more of the outstanding Common Stock.
In the event that any person or group becomes an Acquiring Person, each right will thereafter entitle its holder (other than the Acquiring Person) to receive, upon exercise of a right and payment of the adjusted purchase price, that number of shares of our Common Stock having a market value of two times the purchase price.
In the event that, after a person or group has become an Acquiring Person, we are acquired by another person in a merger or other business combination transaction, or 50% or more of our consolidated assets or earning power are sold, each right will entitle its holder (other than the Acquiring Person) to receive, upon exercise, that number of shares of common stock of the person with whom we have engaged in the foregoing transaction (or its parent) having a market value of two times the purchase price.
We may redeem the rights, which expire on August 15, 2010, for $0.01 per right, under certain circumstances.
Note 9. Reconciliation of Weighted Average Shares

	For the Years Ended
	December 31,

	2005	2004	2003

	(Share data in thousands)
Weighted average number of shares — basic	66,843	70,415	73,490
Dilutive effect of shares issuable under stock option and restricted stock programs	1,711	2,625	2,213
Adjustment of shares applicable to stock options exercised and restricted stock vesting during the period	861	64	123

Weighted average number of shares — diluted	69,415	73,104	75,826

Options to purchase 95,300, 73,546 and 158,540 shares of common stock were outstanding at December 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. Our options generally expire 10 years after the grant date.
Our share repurchases were as follows:

	For the Years Ended December 31,

	2005			2004			2003

Program	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount

Share Repurchase Program	3,179,840	(a)	$200.0	3,601,986	(b)	$200.0	2,377,924	(c)	$100.0
Repurchases to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan	1,517,835		95.6	971,654		51.8	1,381,276		56.1

Total Repurchases	4,697,675		$295.6	4,573,640		$251.8	3,759,200		$156.1

(a)	Repurchased under the $400 million, two-year share repurchase program approved by the Board of Directors in February 2005.

(b)	Repurchased under the $200 million, one-year share repurchase program approved by the Board of Directors in February 2004.

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)

(c)	Repurchased under the $100 million, two-year share repurchase program approved by the Board of Directors in October 2002.
Note 10. Pension and Postretirement Benefits
We offer substantially all of our U.S.-based employees coverage in a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”). The defined benefit plan covers active and retired employees including retired individuals from spin-off companies (see Note 13 to these consolidated financial statements included in this Annual Report on Form 10-K for further discussion of spin-off companies). The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranges from 3% to 12.5%, based on age and service. Amounts allocated under the plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. We also maintain supplemental and excess plans in the United States (the “U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 73% and 15% of our pension obligation, respectively, at December 31, 2005. Our employees in certain of our international operations are also provided retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.
In addition to providing pension benefits, we provide various health care and life insurance benefits for retired employees. U.S.-based employees who retire with 10 years of vesting service after age 45 are eligible to receive benefits. Postretirement benefit costs and obligations are also determined actuarially.
Certain of our non-U.S.-based employees receive postretirement benefits through government-sponsored or administered programs.
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

			Postretirement
	Pension Plans		Benefits

	2005	2004	2005	2004

Change in Benefit Obligations:
Benefit obligation at January 1	$(1,564.1)	$(1,455.3)	$(123.2)	$(162.1)
Service cost	(16.7)	(14.7)	(1.1)	(0.9)
Interest cost	(87.4)	(86.1)	(4.8)	(7.6)
Benefits paid	96.9	86.6	20.7	20.2
Plan amendment	(1.1)	(0.9)	(8.1)	—
Impact of curtailment gain (loss)	7.5	3.0	—	(0.3)
Plan participant contributions	(0.9)	(0.8)	(6.0)	(5.5)
Actuarial gain (loss)	(45.9)	(30.2)	25.7	33.0
Assumption change	(33.6)	(47.5)	—	—
Effect of changes in foreign currency exchange rates	16.1	(18.2)	—	—

Benefit obligation at December 31	$(1,629.2)	$(1,564.1)	$(96.8)	$(123.2)

Change in Plan Assets:
Fair value of plan assets at January 1	$1,364.5	$1,289.9	$—	$—
Actual return on plan assets	112.6	128.0	—	—
Employer contribution	32.2	19.1	14.7	14.7
Plan participant contributions	0.9	0.8	6.0	5.5
Benefits paid	(96.9)	(86.6)	(20.7)	(20.2)
Effect of changes in foreign currency exchange rates	(10.8)	13.3	—	—

Fair value of plan assets at December 31	$1,402.5	$1,364.5	$—	$—

Reconciliation of Funded Status to Total Amount Recognized:
Funded status of plan	$(226.7)	$(199.6)	$(96.8)	$(123.2)
Unrecognized actuarial loss (gain)	597.0	551.7	(28.6)	(4.9)
Unrecognized prior service cost	12.5	16.7	(24.0)	(51.9)

Net amount recognized	$382.8	$368.8	$(149.4)	$(180.0)

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)

			Postretirement
	Pension Plans		Benefits

	2005	2004	2005	2004

Amounts Recognized in the Consolidated Balance Sheets:
Prepaid pension costs	$470.8	$455.3	$—	$—
Accrued pension and postretirement benefits	(274.8)	(268.3)	(149.4)	(180.0)
Intangible assets	11.1	14.9	—	—
Accumulated other comprehensive income	175.7	166.9	—	—

Net amount recognized	$382.8	$368.8	$(149.4)	$(180.0)

Accumulated Benefit Obligation	$1,575.3	$1,511.6	N/A	N/A

Increase in minimum liability included in Other Comprehensive Income — Pretax	$8.8	$22.3	N/A	N/A

The amount recorded in “Accumulated Other Comprehensive Income” is included in our Consolidated Statements of Shareholders’ Equity as “Minimum Pension Liability Adjustment,” net of tax. The associated deferred tax assets were $63.0 million and $59.8 million for the years ended December 31, 2005 and 2004, respectively. We recorded a “Change in Minimum Pension Liability Adjustment” of $5.6 million and $14.0 million, net of applicable tax, in the years ended December 31, 2005 and 2004, respectively.
Grantor Trusts are used to fund the U.S. Non-Qualified Plans. While our Non-Qualified plans are largely unfunded, at December 31, 2005 and 2004, the balances in these trusts were approximately $13.6 million and $12.5 million, respectively, included as components of other non-current assets in the consolidated balance sheet.
As of December 31, 2005 and 2004, our pension plans have aggregate unrecognized losses of $597.0 million and $551.7 million, respectively. These unrecognized losses represent the cumulative effect since the inception of SFAS No. 87 of demographic and investment experience, as well as assumption changes that have been made in measuring the plans’ liabilities. At December 31, 2005 and 2004, approximately $20.3 million and $96.9 million of this total unrecognized loss, respectively, was excluded when determining the loss amortization because it represents deferred asset experience not yet reflected in the market-related value of plan assets. The remaining unrecognized loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the inactive participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from 11 to 14 years for the U.S. plans and 15 to 37 years for the non-U.S. plans. For certain of our non-U.S. plans, almost all of the plan participants are inactive. In addition, the postretirement benefit plan had a $28.6 million and $4.9 million unrecognized gain as of December 31, 2005 and 2004, respectively. It will be amortized into expense in the same manner as described above. The amortization period approximates 10 years.

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)

Additional Minimum Pension Liability
Under SFAS No. 87, we are required to recognize an additional minimum pension liability for pension plans with accumulated benefit obligations in excess of plan assets. At December 31, 2005 and 2004, our unfunded accumulated benefit obligations and the related projected benefit obligations were as follows:

	2005	2004

Accumulated benefit obligation	$417.0	$379.3
Fair value of plan assets	142.2	111.0

Unfunded Accumulated Benefit Obligation	$274.8	$268.3

Projected Benefit Obligation	$445.1	$397.7

The unfunded accumulated benefit obligations at December 31, 2005 consisted of $228.2 million and $46.6 million related to our U.S. Non-Qualified Plans and non-U.S. defined benefit plans, respectively. The unfunded accumulated benefit obligations at December 31, 2004 consisted of $218.9 million and $49.4 million related to our U.S. Non-Qualified Plans and non-U.S. defined benefit plans, respectively.

Net Periodic Pension Costs
The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations:

	Pension Plans			Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Components of Net Periodic Cost:
Service cost	$16.7	$14.7	$13.9	$1.1	$0.9	$1.2
Interest cost	87.4	86.1	84.6	4.8	7.6	14.3
Expected return on plan assets	(119.2)	(126.8)	(128.1)	—	—	—
Amortization of prior service cost	2.8	2.9	3.2	(10.6)	(11.4)	(2.4)
Recognized actuarial loss (gain)	25.2	11.4	8.2	(1.0)	(0.1)	1.8

Net Periodic (Income) Cost	$12.9	$(11.7)	$(18.2)	$(5.7)	$(3.0)	$14.9

In addition, we incurred curtailment charges of $3.1 million, $1.3 million and $0.5 million for our pension plans for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, we recognized curtailment gains of $9.5 million and $3.7 million for our postretirement benefit plan for the years ended December 31, 2005 and 2004, respectively.
We apply our long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension expense. The market-related value of assets recognizes short-term fluctuations in the fair value of assets over a period of five years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost, as provided under SFAS No. 87. Since the market-related value of assets recognizes gains or losses over a five-year-period, the future value of assets will be impacted as previously deferred gains or losses are recorded. At December 31, 2005 and 2004, the market-related value of assets of our pension plans was $1,422.8 million and $1,461.4 million, respectively, which exceeded the fair value of the plan assets by $20.3 million and $96.9 million, respectively.

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
The following table sets forth the assumptions we used to determine our pension plan and postretirement benefit plan obligations for December 31, 2005 and 2004.

			Postretirement
	Pension Plans		Benefits

	2005	2004	2005	2004

Weighted average discount rate	5.43%	5.71%	5.30%	5.25%
Weighted average rate of compensation increase	3.66%	3.67%	N/A	N/A
Cash balance accumulation/conversion rate	4.75%	5.00%	N/A	N/A
The following table sets forth the assumptions we used to determine net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003.

	Pension Plans			Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Weighted average discount rate	5.63%	5.98%	6.44%	5.08%	6.00%	6.45%
Weighted average expected long-term return on plan assets	8.41%	8.66%	8.65%	N/A	N/A	N/A
Weighted average rate of compensation increase	3.66%	3.65%	3.65%	N/A	N/A	N/A
Cash balance accumulation/conversion rate	5.00%	5.00%	4.75%	N/A	N/A	N/A
The expected long-term rate of return assumption was 8.50%, 8.75% and 8.75% for the years ended December 31, 2005, 2004 and 2003, respectively, for the U.S. Qualified Plan, our principal pension plan. For the year ended December 31, 2006, we will lower the expected long-term rate of return assumption to 8.25% for the U.S. Qualified Plan. This assumption is based on the plan’s target asset allocation of 65% equity securities, 29% debt securities and 6% real estate. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.
The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans.

	Asset		Target Asset
	Allocations		Allocations

	2005	2004	2005	2004

Equity securities	67%	68%	65%	65%
Debt securities	26	26	29	29
Real estate	7	6	6	6

Total	100%	100%	100%	100%

The U.S. Qualified Plan, our principal plan, employs a total return investment approach in which a mix of equity, debt and real estate investments are used to maximize the long-term return on plan assets at a prudent level of risk. The plan’s target asset allocation is 65% equity securities (range of 60% to 70%), 29% debt securities (range of 24% to 34%) and 6% real estate (range of 3% to 9%). The target allocation is controlled by periodic rebalancing back to target. Plan assets are invested using a combination of active and passive (indexed) investment strategies. Active strategies employ multiple investment management firms.

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
The plan’s equity securities are diversified across U.S. and non-U.S. stocks. The active investment managers employ a range of investment styles and approaches that are combined in a way that compensates for capitalization and style biases versus benchmark indices. The plan’s debt securities are diversified principally among securities issued or guaranteed by the U.S. government or its agencies, mortgage-backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the U.S. by non-U.S. banks and corporations. Generally, up to 10% of the debt securities may be invested in securities rated lower than A. The plan’s real estate investments are made through a commingled equity real estate fund of U.S. properties diversified by property type and geographic location.
Investment risk is controlled through diversification among multiple asset classes, managers, styles and securities. Risk is further controlled at the investment manager level by requiring managers to follow formal written investment guidelines and by assigning them excess return and tracking error targets. Investment results and risk are measured and monitored on an ongoing basis and quarterly investment reviews are conducted. The plan’s active investment managers are prohibited from investing plan assets in equity or debt securities issued or guaranteed by us. In addition, we are not part of any index fund in which the plan invests.
We use the discount rate to measure the present value of pension plan obligations and postretirement health care obligations at year-end as well as to calculate next year’s pension income or cost. It is derived by using a yield curve approach which matches projected plan benefit payment streams with an applicable yield curve developed from high quality bond portfolios. The rate is adjusted at each remeasurement date, based on the factors noted above. As of December 31, 2005, for all of our U.S. pension plans we lowered the discount rate to 5.50% from 5.75% used at December 31, 2004.
We expect to contribute $32.4 million to our Non-Qualified U.S. plans and non-U.S. pension plans and $12.4 million to our postretirement benefit plan for the year ended December 31, 2006. We do not expect to contribute to the U.S. Qualified Plan.
The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2015. Actual benefit payments may differ from expected benefit payments. These amounts are reflected net of expected plan participant contributions.

		Postretirement Benefits

		Gross	Gross
		Expected	Expected	Net Expected
	Pension Plans	Benefit Payment	Subsidy	Benefit Payment

2006	$96.0	$14.9	$2.5	$12.4
2007	$89.0	$14.3	$2.8	$11.5
2008	$86.3	$13.6	$3.0	$10.6
2009	$87.7	$13.0	$3.2	$9.8
2010	$91.7	$12.5	$3.4	$9.1
2011-2015	$489.9	$55.5	$18.5	$37.0
For measurement purposes, a 12.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2006. The rate was assumed to decrease gradually to 5.0% by 2013 and remain at that level thereafter.
Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

	1% Point

	Increase	Decrease

Benefit obligation at end of year	$0.7	$(1.4)
Service cost plus interest cost	$—	$(0.1)

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
In the fourth quarter of 2003, an amendment was made to D&B’s Postretirement Benefit Plan and starting January 1, 2004, we began to limit the amount of our insurance premium contribution based on the amount we contributed for the year ended December 31, 2003 per retiree. This change is expected to reduce our postretirement benefit obligation by approximately $71.4 million, subject to changes in economic conditions and actual plan experience. This non-cash reduction will be amortized over five to six years, starting in 2004. This change has reduced the annual postretirement benefit costs by approximately $11 million for the years ended December 31, 2005 and 2004.
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Reform Act”) was signed into law. The Medicare Reform Act expands Medicare, primarily by adding a prescription drug benefit for medicare-eligibles starting in 2006. The Medicare Reform Act provides employers currently providing postretirement prescription drug benefits with a range of options for coordinating with the new government-sponsored program potentially to reduce this benefit, including providing for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. In connection with the Medicare Reform Act, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006.
Under the FSP, if a company concludes that its defined benefit postretirement benefit plan is actuarially equivalent to the Medicare Part D benefit, the employer should recognize subsidies from the federal government in the measurement of the accumulated postretirement benefit obligation (“APBO”) under SFAS No. 106. The resulting reduction of the APBO should be accounted for as an actuarial gain. D&B adopted the FSP for periods beginning after July 1, 2004.
On January 21, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released final regulations implementing major provisions of the Medicare Reform Act of 2003. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our postretirement benefit plan will qualify for the direct subsidies in 2006 until 2023 and the APBO decreased by $37.1 million, including the $33.1 million related to the subsidy and $4.0 million related to the impact of the future participant opt-out assumption as participants seek more affordable drug coverage under Medicare Part D benefit. Of the $37.1 million, $31.3 million was reflected in December 31, 2004 results and the remaining balance in December 31, 2005 results. As a result of the implementation of Medicare Reform Act, our 2005 and 2004 postretirement benefit cost decreased by approximately $2.5 million and $1.3 million, respectively, including the reduction in interest cost of $1.8 million for the year ended December 31, 2005 and $1.1 million for the year ended December 31, 2004, and the increase in recognized actuarial gain of $0.7 million for the year ended December 31, 2005 and $0.2 million for the year ended December 31, 2004.
In the fourth quarter of 2005, we communicated to our retirees we would share 25% of the projected federal subsidies with the retirees starting in fiscal year 2006. In the future, we may consider increasing our sharing percentage as necessary in order to ensure our retiree prescription drug plan remains actuarially equivalent and continues to qualify for federal subsidies. The impact of sharing was accounted for in accordance with FSP No. FAS 106-2. As a result, our APBO increased by approximately $1.5 million and our annual postretirement benefit income will decrease by approximately $1.0 million for the year ended December 31, 2006.
Effective April 1, 2004, an amendment was made to the UK final pay defined benefit pension plan. After the amendment, the final pay defined benefit plan was closed to new participants. Under the revised defined

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
benefit plan, the method used to accrue pension benefits is based on career average salary, which would reduce plan members’ future benefit. Existing participants in the revised defined benefit plan are required to increase their contributions. Existing participants under the defined benefit plan also have the option to participate in a defined contribution plan which will offer enhanced benefits.

Profit Participation Plan
We have a profit participation plan covering substantially all U.S. employees that provides for an employee salary deferral contribution and employer contributions. Employees may contribute up to 16% of their pay. We contribute an amount equal to 50% of an employee’s first 6% of contributions, up to a maximum of 3% of the employee’s salary. We also make contributions to the plan if certain financial performance objectives are met, based on performance over a one-year period (“Supplemental Match”). We recognized expense associated with our employer contributions to the plan of $7.4 million, $10.4 million, and $8.7 million for the year ended December 31, 2005, 2004 and 2003, respectively.
In February 2006, we communicated to our employees that in 2006 we would eliminate the supplemental match provision.

Note 11.	Employee Stock Plans
Under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (“2000 SIP”) and Non-Employee Directors’ Stock Incentive Plan (“2000 DSIP”), we have granted options to certain employees and non-employee directors to purchase shares of our common stock at the market price on the date of the grant. Options granted under the 2000 SIP prior to February 9, 2004 generally vest in three equal installments, beginning on the third anniversary of the grant. Options granted under the 2000 SIP on or after February 9, 2004 generally vest in four equal installments beginning on the first anniversary of the grant. Options granted under the 2000 DSIP generally vest 100% on the first anniversary of the grant. All options generally expire 10 years from the date of the grant. The 2000 SIP and 2000 DSIP provide for the granting of up to 9.7 million and 0.3 million shares of our common stock, respectively.
Under The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (“ESPP”), which became effective October 2000, we are authorized to sell up to 1.5 million shares of our common stock to our eligible employees of which 906,114 remain available for future purchases at December 31, 2005. Under the terms of the ESPP, employees may have up to 10% of their earnings withheld to purchase our common stock. The purchase price of the stock on the date of purchase is 85% of the average high and low sale prices of shares on the New York Stock Exchange on the last trading day of the month. Under the ESPP, we sold 94,161, 97,295, and 108,440 shares to employees for the years ended December 31, 2005, 2004 and 2003, respectively.
We apply APB No. 25 and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for stock option grants under the plans or purchases under the ESPP (See Note 1 to these consolidated financial statements included in this Annual Report on Form 10-K for the pro forma effect disclosure under the provisions of SFAS No. 123).
Options outstanding at December 31, 2005 were originally granted during the years 1996 through 2005 and are exercisable over periods ending not later than 2015. At December 31, 2005, 2004 and 2003, options for 3,115,172 shares, 3,991,434 shares, and 3,479,627 shares of our common stock, respectively, were exercisable, and 3,111,171 shares, 3,646,883 shares, and 3,650,541 shares of our common stock, respectively, were available for future grants under the stock option plans.

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
Changes in stock options for the three years ended December 31, 2005 are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price($)

Options outstanding at January 1, 2003	9,692,241	21.99
Granted	1,895,645	35.15
Exercised	(1,414,827)	14.07
Surrendered or expired	(969,939)	28.40

Options outstanding at December 31, 2003	9,203,120	25.25

Granted	816,286	53.75
Exercised	(877,619)	16.68
Surrendered or expired	(841,314)	32.01

Options outstanding at December 31, 2004	8,300,473	28.20

Granted	632,908	61.17
Exercised	(2,764,625)	21.79
Surrendered or expired	(428,131)	39.96

Options outstanding at December 31, 2005	5,740,625	34.05

The annual stock options awarded to employees are generally granted in February of the following year after the approval of the compensation program and Business Plan. For the years ended December 31, 2005, 2004 and 2003, the annual stock options awarded to employees were 358,500, 470,400 and 628,440 at an exercise price of $71.28, $60.54 and $53.30, respectively.
The following table summarizes information about stock options outstanding at December 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price

$10.59-$17.59	915,938	3.0 Years	$14.52	915,938	$14.52
$23.72-$27.94	1,424,919	5.0 Years	$24.13	1,254,011	$23.99
$31.36-$35.81	1,213,941	6.9 Years	$34.12	168,404	$34.08
$36.16-$42.05	920,194	6.2 Years	$36.94	476,520	$36.22
$48.07-$59.86	674,125	8.2 Years	$53.65	300,299	$53.58
$60.54-$66.09	591,508	9.2 Years	$61.21	—	—

Total	5,740,625			3,115,172

The 2000 SIP and 2000 DSIP plans also provide for the granting of stand-alone stock appreciation rights (“SARs”) and limited stock appreciation rights (“LSARs”) in tandem with stock options to certain key employees and non-employee directors. At December 31, 2005, 2004 and 2003, 1,087,840, 3,685,680, and 3,326,200 shares of LSARs attached to stock options were outstanding, respectively, which are exercisable only if, and to the extent that, the related option is exercisable, and only upon the occurrence of specified contingent events. Beginning in 2005 LSARs are no longer being granted. For the years ended December 31, 2005 and 2004, no SARs were granted, and during 2003, 4,600 SARs were granted. At December 31, 2005, 2004, and 2003, 10,918, 17,736, and 57,235 shares of SARs were outstanding, respectively, and we have

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
recognized the associated expense of $0.1 million, $0.5 million, and $0.6 million within “Operating Costs” for the years ended December 31, 2005, 2004 and 2003, respectively. Compensation expense for stock appreciation rights is measured as the amount by which the quoted market value of the shares of our common stock exceeds the base unit price at the date of the grant. Changes, either increases or decreases, in the quoted market value of these shares between the date of grant and at the end of each subsequent quarter result in a change in the measure of compensation for the rights. The compensation expense is recognized proportionally over the vesting period.
For the years ended December 31, 2005 and 2003, 310,834 and 147,870 shares of restricted stock were granted and for the year ended December 31, 2004 no shares of restricted stock were granted. For the years ended December 31, 2005, 2004, and 2003, 28,303, 14,420 and 11,300 shares of restricted stock were forfeited, respectively. The restrictions on the majority of such shares lapse over a period of three years from date of the grant, and the cost is charged to compensation expense ratably. We record compensation expense for the amortization of restricted stock issued to employees, utilizing the intrinsic-value method, which would result in the same amount of compensation expense that would be recognized as if we had applied the fair value recognition provisions of SFAS No. 123. We recognized compensation expense recorded under APB No. 25 associated with the restricted stock of $6.0 million, $1.4 million, and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
For the years ended December 31, 2005, 2004 and 2003, 57,834 shares, 9,238 shares, and 27,550 shares of restricted stock units were granted, respectively. For the years ended December 31, 2005, 2004 and 2003, 14,585 shares, 2,660 shares, and 2,290 shares of restricted stock units were forfeited, respectively. The restrictions on the majority of such shares lapse over a period of three years from the date of the grant. We recognized expense associated with the restricted stock units of $1.4 million, $0.6 million, and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Beginning in 2004, certain employees were provided an opportunity to receive an award of restricted stock or restricted stock units in the future. That award is contingent on performance against the same goals that drive payout of the annual bonus plan. These awards will be granted, if at all, after the one year performance goal has been met and will then vest over a three-year period. For the years ended December 31, 2005 and 2004, we recognized expense associated with the restricted stock opportunity of $4.4 million and $8.3 million, respectively.
Note 12. Lease Commitments and Contractual Obligations
Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three years. These computer and other equipment leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable and non-cancelable) were $26.6 million, $32.8 million and $34.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
In July 2002, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”) under a 10-year agreement, which we may terminate for a fee at any time effective after July 2003 and under certain other conditions. Under the terms of the agreement, CSC is responsible for the data center operations, technology help desk and network management functions in the United States and United Kingdom and for certain application development and maintenance through July 31, 2012. The obligation under the contract is based on our historical and expected future level of usage and volume. If our future volume changes, payments under the contract could vary up or down based on specified formulas. Charges are subject to increases to partially offset inflation. We incurred costs of $65.4 million, $63.0 million and $58.9 million under this contract for the years ended December 31, 2005, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
In December 2003, we signed a three year agreement with ICT Group, Inc., effective January 2004, to outsource certain marketing calling activities. We may terminate this agreement for a fee at any time. Under the terms of the agreement, ICT is responsible for performing certain marketing and credit calling activities previously performed by our own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year. We incurred costs of $5.2 million and $5.6 million under this contract for the years ended December 31, 2005 and 2004, respectively.
On October 15, 2004, we entered into a seven-year outsourcing agreement with IBM. Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery, customer service, and financial processes to IBM. In addition, we may terminate this agreement for a fee at any time. We incurred costs of $24.4 million and $2.2 million under this contract for the years ended December 31, 2005 and 2004, respectively.
The following table quantifies our future contractual obligations as discussed above as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total

Operating Leases	$23.0	$17.4	$14.1	$10.9	$8.4	$14.4	$88.2
Obligations to Outsourcers	$91.8	$82.4	$82.6	$81.7	$80.4	$121.4	$540.3
Excludes pension obligations in which funding requirements are uncertain and long-term contingent liabilities. Our obligations with respect to pension and postretirement medical benefit plans are described in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K. Our long-term contingent liabilities with respect to tax and legal matters are discussed in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

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
In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin-off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin off by D&B1 of its stock in ACNielsen and Cognizant. In September 1998, D&B1 separated through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
(“Donnelley/ D&B1”), and a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Annual Report on Form 10-K as “Moody’s/ D&B2”), and a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Annual Report on Form 10-K as “D&B”) (the “2000 Distribution”).
Tax Matters
Moody’s/D&B2 and its predecessors entered into global tax-planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. As further described below, we undertook contractual obligations to be financially responsible for a portion of certain liabilities arising from certain historical tax-planning initiatives (“Legacy Tax Matters”).
As of the end of 2005, settlement agreements have been executed with the IRS with respect to the Legacy Tax Matters previously referred to in our SEC filings as “Utilization of Capital Losses” and “Royalty Expense Deductions.” With respect to the Utilization of Capital Losses matter, the settlement agreement resolved the matter in its entirety. For the Royalty Expense Deductions matter, the settlement covered tax years 1995 and 1996, which represented approximately 90% of the total potential liability to the IRS, including penalties. We believe we are adequately reserved for the remaining exposure. In addition, with respect to these two settlement agreements, we believe that IMS and NMR did not pay their allocable share to the IRS under applicable agreements. Under our agreement with Donnelley/D&B1, we and Moody’s were each required to cover the shortfall, and each of us paid to the IRS approximately $12.8 million in excess of our respective allocable shares. If we are unable to resolve our dispute with IMS and NMR through the negotiation process contemplated by our agreements, we will commence arbitration to enforce our rights and collect these amounts from IMS and NMR. We believe that the resolution of the remaining exposure to the IRS under the Royalty Expense Deduction matter and the foregoing disputes with IMS and NMR will not have a material adverse impact on D&B’s financial position, results of operations or cash flows.
Our remaining Legacy Tax Matter is referred to as “Amortization and Royalty Expense Deductions/Royalty Income — 1997-2005”.
Beginning in the fourth quarter of 2003, we received a series of notices with respect to a partnership agreement entered into in 1997. In these notices the IRS asserted, among other things, that certain amortization expense deductions claimed by Donnelley/D&B1, Moody’s/D&B2 and D&B3 on applicable tax returns for years 1997-2002 should be disallowed. In addition to the foregoing, the IRS has asserted that royalty expense deductions claimed for 1997-2002 for royalties paid to the partnership should be disallowed. We have filed protests with the IRS with respect to these notices. The IRS has also asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by the taxpayers, including the portions of the royalties that were allocated to third-party partners in the partnership, and thus included in their taxable income. We believe that the IRS’ positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent. If the IRS prevails on one of the positions, we believe that it is unlikely that it will prevail on the other. In addition to the foregoing, the IRS has asserted that certain business expenses incurred by Moody’s/D&B2 and D&B3 during 1999-2002 should be capitalized and amortized over a 15-year period, if (but only if) the proposed adjustments described above are not sustained.
We estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 amortization expense deductions and the disallowance of such deductions claimed from 2003 to date could be up to $69.0 million (tax, interest and penalties, net of tax benefits but not taking into account the Moody’s/

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
D&B2 repayment to us of $32.9 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates would increase at a rate of approximately $2.3 million per quarter (including potential penalties) as future amortization expenses are deducted. We anticipate making a deposit to the IRS of approximately $40 million in the first quarter of 2006 in order to stop the accrual of statutory interest on potential tax deficiencies up to or equal to that amount with respect to tax years 1997-2002. This deposit would not impact our free cash flow and will be a component of other assets on our consolidated balance sheet.
We also estimate that, with regard to the possible disallowance of deductions for royalty expenses paid to the partnership and the reallocation of royalty income from the partnership, after taking into account certain other tax benefits resulting from the IRS’ position on the partnership, it is unlikely that there will be any net impact to cash flow in addition to the amounts noted above related to the amortization expense deduction disallowance. In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 royalty expense deductions, and the inclusion of the reallocated royalty income for all relevant years, could be up to $146.5 million (tax, interest, and penalties, net of tax benefits). This $146.5 million would be in addition to the $69.0 million noted above related to the amortization expense deduction.
At the time of the 2000 Distribution, we paid Moody’s/D&B2 approximately $55.0 million in cash representing the discounted value of future tax benefits associated with this transaction. Pursuant to the terms of the 2000 Distribution, should the transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. If the transaction was terminated at December 31, 2005, the amount of such repayment from Moody’s/D&B2 to us would be approximately $32.9 million and would decrease by approximately $4.0 million to $5.0 million per year.
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
We have considered the foregoing Legacy Tax Matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. As of December 31, 2005, we have net $69.2 million of reserves recorded in the consolidated financial statements, made up of the following components: $6.0 million in Accrued Income Tax and $63.2 million in Other Non-Current Liabilities. We believe that these reserves are adequate for our share of the liabilities in these Legacy Tax Matters. Any payments that would be made for these exposures could be significant to our cash from operations in the period a cash payment took place, including any payments for the purpose of obtaining jurisdiction in U.S. District Court or the U.S. Court of Federal Claims to challenge any of the IRS’s positions.
Legal Proceedings
   Information Resources, Inc.
      On or about February 16, 2006, this antitrust lawsuit was settled and mutual releases were signed by the parties. The dismissal of the lawsuit is subject to Court approval and the mutual releases are being held in escrow pending dismissal of the lawsuit. As more fully explained below, we were fully indemnified for this matter and therefore did not contribute to the settlement payment.
      Under an Amended Joint Defense Agreement, VNU N.V., a publicly-traded Dutch company and certain of its U.S. subsidiaries (collectively, the “VNU Parties”), assumed exclusive joint and several liability for any judgment or settlement of this lawsuit. Because of this indemnity obligation, D&B did not have any exposure

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
to a judgment or settlement of this lawsuit unless the VNU Parties defaulted on their obligations, which did not occur. Accordingly, the VNU Parties paid the entire settlement amount of $55 million.
      By way of background, in 1996, IRI filed a complaint, subsequently amended in 1997, in federal court in New York that named as defendants a company then known as The Dun & Bradstreet Corporation and now known as R.H. Donnelley (referred to in this Annual Report on Form 10-K as Donnelley/D&B1), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley/D&B1. The amended complaint alleged various violations of US antitrust laws. IRI sought damages in excess of $650 million, which IRI asked to be trebled, as well as punitive damages and attorneys fees.
      As noted above, we did not contribute to the settlement payment and, therefore, the resolution of this matter did not impact our results of operations, cash flows or financial position. No amount in respect of this matter had been accrued in our consolidated financial statements.
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
A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934, as amended, against Hoover’s and the Individual Defendants. Plaintiffs allege that the underwriter defendant agreed to allocate stock in Hoover’s IPO to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices above the IPO price. Plaintiffs allege that the Prospectus for Hoover’s IPO was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. On July 15, 2002, Hoover’s moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Hoover’s. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the case involving Hoover’s.
Hoover’s has approved a settlement agreement and related agreements that set forth the terms of a settlement between Hoover’s, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Hoover’s and the Individual Defendants for the conduct alleged in the action to be wrongful. Hoover’s would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Hoover’s may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Hoover’s to

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Hoover’s currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Hoover’s is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Hoover’s. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Hoover’s insurance carriers should arise, Hoover’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement. A further hearing with regard to the settlement is scheduled for April 24, 2006.
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
We deny all allegations of wrongdoing and are aggressively defending the case. In September 2003, we filed a motion to dismiss Counts 1, 3 and 4 of the Amended Complaint on the ground that plaintiffs cannot prevail on those claims under any set of facts, and in February 2004, the Court heard oral argument on our motion. With respect to Count 4, the court requested that the parties conduct limited expert discovery and submit further briefing. In November 2004, after completion of expert discovery on Count 4, we moved for summary judgment on Count 4 on the ground that an interest rate of 6.75% is reasonable as a matter of law. On November 30, 2004, the Court issued a ruling granting our motion to dismiss Counts 1 and 3. Shortly after that ruling, plaintiffs’ counsel stipulated to dismiss with prejudice Count 2 (which challenged the sale of the RMS business as an intentional interference with employee benefit rights, but which the motion to dismiss did not address). Plaintiffs’ counsel also stipulated to a dismissal with prejudice of Count 1, the severance pay claim, agreeing to forego any appeal of the Court’s dismissal of that claim. Plaintiffs’ counsel did file a motion to join party plaintiffs and to amend the Amended Complaint to add a new count challenging the adequacy of the retirement plan’s mortality tables. The Court granted the motion and we filed our objections. On June 6, 2005, the Court granted D&B’s motion for summary judgment as to Count 4 (the interest rate issue) and also denied the plaintiffs’ motion to further amend the Amended Complaint to add a new claim challenging the mortality tables. On July 8, 2005, the plaintiffs filed their notice of appeal; they are appealing the ruling granting the motion to dismiss, the ruling granting summary judgment, and the denial of leave to amend their Amended Complaint. Oral Argument before the Second Circuit took place on February 15, 2006. A decision is expected within six weeks.
While we believe we have strong defenses in this matter, we are unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. No amount in respect of this matter has been accrued in our consolidated financial statements.

September 2005 Action
In addition to the foregoing proceeding, a lawsuit seeking class action status was filed in September of 2005 against us in federal court in the Northern District of Illinois on behalf of a current employee relating to our retirement plans. The complaint (the “Complaint”) seeks certification of the following putative class: Current or former D&B employees (other than employees who on December 31, 2001 (i) were at least age 50 with 10 years of vesting service, (ii) had attained an age which, when added to his or her years of vesting service, was equal to or greater than 70; or (iii) had attained age 65), who participated in The Dun & Bradstreet Master Retirement Plan before January 1, 2002 and who have participated in The Dun & Bradstreet Corporation Retirement Account at any time since January 1, 2002.
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
A Motion to Transfer Venue to the District of New Jersey was filed on January 27, 2006. A decision is expected by the end of March 2006.
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
Other
In addition, in the normal course of business, D&B indemnifies other parties, including customers, lessors and parties to other transactions with D&B, with respect to certain matters. D&B has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or arising out of other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. D&B has also entered into indemnity obligations with its officers and directors of the Company. Additionally, in certain circumstances, D&B issues guarantee letters on behalf of our wholly owned subsidiaries for specific situations. It is not possible to determine the maximum potential amount of future payments under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by D&B under these agreements have not had a material impact on our consolidated financial statements.
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

	Year Ended December 31,

	2005	2004	2003

Operating Revenues:
U.S.	$1,087.8	$1,004.9	$927.6
International	355.8	409.1	458.8

Consolidated Total	$1,443.6	$1,414.0	$1,386.4

Operating Income (Loss):
U.S.	$405.5	$354.9	$320.3
International	62.2	74.7	69.5

Total Divisions	467.7	429.6	389.8
Corporate and Other(1)	(103.7)	(110.8)	(98.0)

Consolidated Total	364.0	318.8	291.8
Non-Operating (Expense) Income — Net	(9.9)	22.0	(11.4)

Income before Provision for Income Taxes	$354.1	$340.8	$280.4

Depreciation and Amortization:(2)
U.S.	$27.2	$35.4	$40.8
International	8.6	11.2	19.9

Total Divisions	35.8	46.6	60.7
Corporate and Other	0.3	0.7	3.3

Consolidated Total	$36.1	$47.3	$64.0

Capital Expenditures:
U.S.	$4.0	$6.6	$7.6
International	1.6	5.3	3.4

Total Divisions	5.6	11.9	11.0
Corporate and Other	0.1	0.2	—

Consolidated Total	$5.7	$12.1	$11.0

Additions to Computer Software and Other Intangibles:
U.S.	$18.1	$14.0	$16.5
International	4.8	2.6	2.8

Total Divisions	22.9	16.6	19.3
Corporate and Other	—	0.1	—

Consolidated Total	$22.9	$16.7	$19.3

Assets:
U.S.	$452.8	$423.3	$423.5
International	464.2	499.5	574.4

Total Divisions	917.0	922.8	997.9
Corporate and Other (primarily domestic pensions and taxes)	696.4	712.7	626.8

Consolidated Total	$1,613.4	$1,635.5	$1,624.7

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)

	Year Ended December 31,

	2005	2004	2003

Goodwill:(3)
U.S.	$122.9	$110.9	$118.0
International	97.3	106.1	138.9

Consolidated Total	$220.2	$217.0	$256.9

Supplemental Geographic and Customer Solution Set Information:
Long-Lived Assets:
U.S.	$568.2	$577.0	$637.6
International	125.1	140.3	172.7

Consolidated Total	$693.3	$717.3	$810.3

Customer Solution Set Revenues:
U.S.:
Risk Management Solutions	$655.7	$613.0	$577.3
Sales & Marketing Solutions	331.5	312.3	288.2
E-Business Solutions	67.2	49.9	29.0
Supply Management Solutions	33.4	29.7	33.1

Total U.S. Core Revenue	1,087.8	1,004.9	927.6
Divested Businesses	—	—	—

Total U.S. Revenue	1,087.8	1,004.9	927.6

International:
Risk Management Solutions	297.5	269.0	227.0
Sales & Marketing Solutions	51.3	55.9	54.2
E-Business Solutions	2.8	0.1	—
Supply Management Solutions	4.2	4.6	4.9

Total International Core Revenue	355.8	329.6	286.1
Divested Businesses	—	79.5	172.7

Total International Revenue	355.8	409.1	458.8

Consolidated Total:
Risk Management Solutions	953.2	882.0	804.3
Sales & Marketing Solutions	382.8	368.2	342.4
E-Business Solutions	70.0	50.0	29.0
Supply Management Solutions	37.6	34.3	38.0

Consolidated Total Core Revenue	1,443.6	1,334.5	1,213.7
Divested Businesses	—	79.5	172.7

Consolidated Total Revenue	$1,443.6	$1,414.0	$1,386.4

(1)	The following table itemizes “Corporate and Other”:

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)

	Year Ended December 31,

	2005	2004	2003

Operating Income (Loss):
Corporate Costs	$(51.5)	$(58.2)	$(44.5)
Transition Costs (Costs to implement our Financial Flexibility Program)	(21.5)	(20.6)	(22.3)
Restructuring Expense	(30.7)	(32.0)	(17.4)
Loss on High Wycombe Building Sale	—	—	(13.8)

Total “Corporate and Other”	$(103.7)	$(110.8)	$(98.0)

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software, and Other Intangibles.

(3)	The increase in goodwill in the U.S. from $110.9 million at December 31, 2004 to $122.9 million at December 31, 2005 is attributable to the acquisition of LiveCapital, Inc. (see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K). The decrease in goodwill in International from $106.1 million at December 31, 2004 to $97.3 million at December 31, 2005 is attributable to the negative impact of foreign currency translation.

The decrease in goodwill in the U.S. from $118.0 million at December 31, 2003 to $110.9 million at December 31, 2004 is primarily attributed to an adjustment for additional net operating loss carryovers from the Hoover’s acquisition that resulted from an Internal Revenue Service pronouncement. The decrease in goodwill in International from $138.9 million at December 31, 2003 to $106.1 million at December 31, 2004 is primarily attributed to the sales of operations in Iberia, France, Central Europe, the Nordic Region and India (see Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K), partially offset by the positive effect of foreign currency translation and the acquisition of a controlling interest in RIBES S.p.A (see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K).

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
Note 15. Supplemental Financial Data
Other Accrued and Current Liabilities:

	At December 31,

	2005	2004

Restructuring Accruals	$9.4	$9.3
Professional Fees	27.4	27.5
Operating Expenses	27.0	31.5
Spin-Off Obligation(1)	35.0	21.3
Other Accrued Liabilities	61.7	52.2

	$160.5	$141.8

(1)	As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and us entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/D&B2 stock options (including Moody’s/D&B2 options exercised by D&B employees) and we would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/D&B2). In other words, the tax deduction goes to the company that issued the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed upon treatment of the tax deductions thereunder, then the party that becomes entitled under such new guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to indemnify the other party for its loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that appear to require that the tax deduction belongs to the employer of the optionee and not the issuer of the option. Accordingly, under the TAA, we received the benefit of additional tax deductions and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to 2002 to 2005 of approximately $35.0 million in the aggregate for such years. This potential reimbursement is a reduction to Shareholders’ Equity and has no impact on EPS.
Property, Plant and Equipment at cost — Net:

	At December 31,

	2005	2004

Land	$4.7	$4.7
Buildings	29.2	29.1
Machinery and Equipment	176.7	196.3

	210.6	230.1
Less: Accumulated Depreciation	173.6	186.9

	37.0	43.2
Leasehold Improvements, less:
Accumulated Amortization of $16.6 and $15.6	7.2	8.0

	$44.2	$51.2

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
Other Income (Expense) — Net:

	For the Years Ended
	December 31,

	2005	2004	2003

Miscellaneous Other Income (Expense) — Net	$—	$1.0	$(1.9)
Gain on Sales of Investments	3.5	1.2	0.4
Final resolution of all disputes on the sale of our French business	(3.7)	—	—
Gains (Losses) on Sales of Businesses(2)	—	30.3	(2.5)
Lower costs related to the sale of the Iberian business	0.8	—	—
Insurance Recovery	—	—	7.0

	$0.6	$32.5	$3.0

(2)	See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.
Computer Software and Goodwill:

	Computer
	Software	Goodwill

January 1, 2004	$47.2	$256.9
Additions at cost	16.4	—
Amortization	(31.4)	—
Divestitures	(0.1)	(44.0)
Acquisitions	0.9	(3.8)
Other(3)	(0.6)	7.9

December 31, 2004	32.4	217.0
Additions at cost	24.6	—
Amortization	(23.1)	—
Acquisitions(4)	—	11.1
Other(3)	(1.9)	(7.9)

December 31, 2005	$32.0	$220.2

(3)	Impact of foreign currency fluctuations.

(4)	Primarily due to the acquisition of LiveCapital, Inc. — See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.
Other Intangibles (included in Other Non-Current Assets):

		Trademarks,
	Customer	Patents and
	Lists	Other	Total

January 1, 2004	$7.6	$5.2	$12.8
Additions at cost	3.1	—	3.1
Amortization	(2.5)	—	(2.5)
Disposals	—	1.4	1.4
Other(5)	0.2	0.3	0.5

December 31, 2004	8.4	6.9	15.3

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)

		Trademarks,
	Customer	Patents and
	Lists	Other	Total

Acquisitions(4)	—	1.8	1.8
Amortization	(2.5)	—	(2.5)
Write-offs	(0.4)	—	(0.4)
Other(5)	(0.3)	(0.2)	(0.5)

December 31, 2005	$5.2	$8.5	$13.7

(5)	Impact of foreign currency fluctuations.
Allowance for Doubtful Accounts:

January 1, 2003	$23.0
Additions charged to costs and expenses	4.1
Write-offs	(5.3)

December 31, 2003	21.8
Additions charged to costs and expenses	6.5
Write-offs	(7.9)
Divestitures	(1.9)
Other	0.9

December 31, 2004	19.4
Additions charged to costs and expenses	6.0
Write-offs	(2.5)
Other	(0.9)

December 31, 2005	$22.0

Deferred Tax Asset Valuation Allowance:
January 1, 2003	$56.8
Additions charged (credited) to costs and expenses	21.9
Additions charged (credited) to other accounts(6)	(2.3)

December 31, 2003	76.4
Additions charged (credited) to costs and expenses	9.3
Additions charged (credited) due to divestitures	(29.1)
Additions charged (credited) to other accounts(6)	(0.7)

December 31, 2004	55.9
Additions charged (credited) to costs and expenses	0.5
Additions charged (credited) due to foreign currency fluctuations(7)	(4.4)

December 31, 2005	$52.0

(6)	Amount represents a decrease to goodwill associated with the Datahouse acquisition. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(7)	Amount represents a decrease in Deferred Tax Asset and Deferred Tax Valuation Allowance due to foreign currency fluctuations.

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)
Note 16. Quarterly Financial Data (Unaudited)

	For the Three-Months Ended

	March 31	June 30	September 30	December 31	Full Year

2005
Operating Revenues:
U.S.	$263.2	$253.7	$259.0	$311.9	$1,087.8
International	78.1	98.0	82.6	97.1	355.8

Consolidated Operating Revenues	$341.3	$351.7	$341.6	$409.0	$1,443.6

Operating Income (Loss):
U.S.	$98.1	$82.3	$87.3	$137.8	$405.5
International	1.9	20.5	13.1	26.7	62.2

Total Divisions	100.0	102.8	100.4	164.5	467.7
Corporate and Other(1)	(28.0)	(26.6)	(21.2)	(27.9)	(103.7)

Consolidated Operating Income	$72.0	$76.2	$79.2	$136.6	$364.0

Net Income	$52.1	$47.1	$31.7	$90.3	$221.2

Basic Earnings Per Share of Common Stock(2)	$0.76	$0.70	$0.48	$1.37	$3.31

Diluted Earnings Per Share of Common Stock(2)	$0.73	$0.67	$0.46	$1.32	$3.19

2004
Operating Revenues:
U.S.	$242.2	$236.1	$240.2	$286.4	$1,004.9
International	101.2	113.8	93.0	101.1	409.1

Consolidated Operating Revenues	$343.4	$349.9	$333.2	$387.5	$1,414.0

Operating Income (Loss):
U.S.	$85.3	$70.2	$81.0	$118.4	$354.9
International	9.3	23.0	13.5	28.9	74.7

Total Divisions	94.6	93.2	94.5	147.3	429.6
Corporate and Other(1)	(29.1)	(28.6)	(21.6)	(31.5)	(110.8)

Consolidated Operating Income	$65.5	$64.6	$72.9	$115.8	$318.8

Net Income	$49.8	$39.5	$47.5	$75.0	$211.8

Basic Earnings Per Share of Common Stock(2)	$0.69	$0.56	$0.68	$1.09	$3.01

Diluted Earnings Per Share of Common Stock(2)	$0.66	$0.54	$0.65	$1.04	$2.90

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)

(1)	The following table itemizes the components of the “Corporate and Other” category of Operating Income (Loss)

	For the Three Months Ended

	March 31	June 30	September 30	December 31	Full Year

Operating Income (Loss):
2005:
Corporate Costs	$(11.8)	$(12.0)	$(12.3)	$(15.4)	$(51.5)
Restructuring Expense	(10.4)	(6.5)	(4.7)	(9.1)	(30.7)
Transition Costs (Costs to implement our Financial Flexibility Program)	(5.8)	(8.1)	(4.2)	(3.4)	(21.5)

Total	$(28.0)	$(26.6)	$(21.2)	$(27.9)	$(103.7)

2004:
Corporate Costs	$(14.8)	$(14.6)	$(14.9)	$(13.9)	$(58.2)
Restructuring Expense	(10.2)	(8.0)	(2.7)	(11.1)	(32.0)
Transition Costs (Costs to implement our Financial Flexibility Program)	(4.1)	(6.0)	(4.0)	(6.5)	(20.6)

Total	$(29.1)	$(28.6)	$(21.6)	$(31.5)	$(110.8)

(2)	The number of weighted average shares outstanding changes as common shares are issued for employee benefit plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.
Note 17.  Subsequent Events

Addition to Existing Share Repurchase Program
On January 31, 2006, our Board of Directors approved the addition of $100 million to our existing $400 million two-year share repurchase program, of which $200.0 million was repurchased during the year ended December 31, 2005. We expect that the share repurchase program will be funded from cash provided by operating activities, supplemented as needed with readily available financing arrangements. The program is to be completed by the end of fiscal year 2006 and we plan to buy a total of $300 million under our special share repurchase program in 2006. This amount is in addition to our existing repurchase program to offset the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Plan. For the year ended December 31, 2005, we repurchased 3,179,840 shares under this program at an aggregate cost of $200.0 million.

Financial Flexibility Program
On January 31, 2006, the Board of Directors approved our 2006 Financial Flexibility Program. Through this program, we will create financial flexibility through a number of initiatives in 2006, including:

•	Eliminating, standardizing, and consolidating redundant technology platforms, software licenses and maintenance agreements;

•	Standardizing and consolidating customer service teams and processes to increase productivity and capacity utilization;

Notes to Consolidated Financial Statements — (Continued)
(Tabular dollar amounts in millions, except per share data)

•	Consolidating our vendors to improve purchasing power; and

•	Improving operating efficiencies of facilities.
We expect to complete all actions under the 2006 program by December 2006. On an annualized basis, these actions are expected to create $70 million to $75 million of financial flexibility, of which approximately $50 million to $55 million will be generated in 2006, before any transition costs and restructuring charges and before any reallocation of spending. To implement these initiatives, we expect to incur transition costs of approximately $15 million. In addition, we expect to incur non-core charges totaling $23 million to $28 million pre-tax, of which $10 million to $14 million relate to severance, approximately $9 million to $10 million relate to lease termination obligations and approximately $4 million relate to other exit costs in 2006. Approximately $36 million to $41 million of these transition costs and restructuring charges are expected to result in cash expenditures. In addition, as a result of this re-engineering program, we expect that approximately 125 to 150 positions will be eliminated globally.

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

Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within D&B have been detected. Judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individual acts, by collusion of two or more people, or by management override. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Our Disclosure Controls are designed to provide reasonable assurance of achieving their objectives.

Conclusions regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of our fiscal year ended December 31, 2005, our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and Management's Statement of Management's Responsibility for Financial Statements are contained in Item 8 of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm
The attestation report of our independent registered public accounting firm on our management’s assessment of internal control over financial reporting is contained in Item 8 of this Annual Report Form 10-K.

Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
The information required to be filed by this Item 10. “Directors and Executive Officers of the Registrant,” is incorporated herein by reference from our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after D&B’s fiscal year end of December 31, 2005 (the “Proxy Statement”).

Item 11.	Executive Compensation
The information required to be filed by this Item 11. “Executive Compensation,” is incorporated herein by reference from our Proxy Statement. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be filed by this Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is incorporated herein by reference from our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
The information required to be filed by this Item 13. “Certain Relationships and Related Transactions,” is incorporated herein by reference from our Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required to be filed by this Item 14. “Principal Accountant Fees and Services,” is incorporated herein by reference from our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) List of documents filed as part of this report.
(1) Financial Statements.
See Index to Financial Statements and Schedules in Part II, Item 8 of this Form 10-K.
(2) Financial Statement Schedules.
None.
(b) Exhibits.
See Index to Exhibits of this Annual Report on the Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2006.

The Dun & Bradstreet Corporation
(Registrant)

By:	/s/ Steven W. Alesio
Steven W. Alesio
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 28, 2006.

/s/ Steven W. Alesio Steven W. Alesio	Director, Chairman and Chief Executive Officer (principal executive officer)

/s/ Sara Mathew Sara Mathew	Chief Financial Officer and President, D&B International (principal financial officer)

/s/ Anastasios G. Konidaris Anastasios G. Konidaris	Senior Vice President, Finance Operations (principal accounting officer)

/s/ John W. Alden John W. Alden	Director

/s/ Christopher J. Coughlin Christopher J. Coughlin	Director

/s/ James N. Fernandez James N. Fernandez	Director

/s/ Ronald L. Kuehn, Jr. Ronald L. Kuehn, Jr.	Director

/s/ Victor A. Pelson Victor A. Pelson	Director

/s/ Sandra E. Peterson Sandra E. Peterson	Director

/s/ Michael R. Quinlan Michael R. Quinlan	Director

/s/ Naomi O. Seligman Naomi O. Seligman	Director

/s/ Michael J. Winkler Michael J. Winkler	Director

INDEX TO EXHIBITS

Exhibit
Number

3	Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of the Registrant, as amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000) and Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, dated as of August 15, 2000, between the Registrant (f.k.a. The New D&B Corporation) and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, file number 1-15967, filed September 15, 2000).

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10, file number 1-15967, filed June 27, 2000).

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, file number 1-15967, filed September 11, 2000).

4.2	Rights Agreement, dated as of August 15, 2000, between the Registrant (f.k.a. The New D&B Corporation) and EquiServe Trust Company, N.A., as Rights Agent, which includes the Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A thereto, the Form of Right Certificate as Exhibit B thereto and the Summary of Rights to Purchase Preferred Shares as Exhibit C thereto (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, file number 1-15967, filed September 15, 2000).

4.3	Five-Year Credit Agreement, dated September 1, 2004, among The Dun & Bradstreet Corporation, the Borrowing Subsidiaries Party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of Tokyo-Mitsubishi Trust Company and Citicorp USA, Inc., as Syndication Agents, The Bank of New York and Suntrust Bank, as Documentation Agents and the Lenders Party thereto (incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K, file number 1-15967, filed September 3, 2004).

4.4	Indenture dated as of March 22, 2001 by and between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 15, 2001).

4.5	Forms of 6.625% Senior Notes due 2006 (incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 15, 2001).

10	Material Contracts

10.1	Distribution Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).

10.2	Tax Allocation Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).

10.3	Employee Benefits Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K, file number 1- 15967, filed October 4, 2000).

10.4	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).

10.5	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to R.H. Donnelley Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 8-K, file number 1-15967, filed October 4, 2000).

Exhibit
Number

10.6		Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

10.7		Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

10.8		Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

10.9		Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.10		Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.11		Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.12		Amended and Restated Indemnity and Joint Defense Agreement among the Registrant, VNU, N.V., VNU, Inc. ACNielsen Corporation, AC Nielsen (U.S.), Inc., Nielsen Media Research, Inc., R.H. Donnelley Corporation, Moody’s Corporation and IMS Health Incorporated (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 4, 2004).

10.13		Amended and Restated Agreement of Limited Partnership of D&B Investors L.P., dated April 1, 1997 (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

10.14		D&B Guaranty, dated as of April 1, 1997, given by The Dun & Bradstreet Corporation in favor of Utrecht-America Finance Co. and Leiden Inc. (as assumed by the Registrant) (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10	.15†	The Dun & Bradstreet Executive Transition Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10	.16†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10	.17†	Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10	.18†	Supplemental Executive Benefit Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

Exhibit
Number

10	.19†	Profit Participation Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10	.20†	The Dun & Bradstreet Corporation Non-Employee Directors’ Deferred Compensation Plan (as Amended and Restated effective December 6, 2005) (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K, file number 1-15967, filed December 12, 2005).

10	.21†	The Dun & Bradstreet Career Transition Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 4, 2002).

10	.22†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10	.23†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10	.24†	The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (as amended and restated May 3, 2005) (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K, file number 1-15967, filed May 9, 2005).

10	.25†	2000 Dun & Bradstreet Corporation NonEmployee Directors’ Stock Incentive Plan, as amended May 3, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K, file number 1-15967, filed May 9, 2005).

10	.26†	The Dun & Bradstreet Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as assumed by the Registrant) (incorporated by reference to Exhibit 10.18 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed October 20, 1999).

10	.27†	Form of Limited Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.25 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998).

10	.28†	The Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 22, 2001).

10	.29†	The Dun & Bradstreet Corporation Cash Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).

10	.30†	Form of Detrimental Conduct Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 4, 2002).

10	.31†*	Form of 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan Restricted Stock Unit Award.

10	.32†	Key Employees’ Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 6, 2002).

10	.33†	Employment Agreement, dated December 31, 2004, between Steven W. Alesio and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K, file number 1-15967, filed January 4, 2005).

10.34		Technology Services Agreement between the Registrant and Computer Sciences Corporation, dated June 27, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 13, 2002).

10	.35†	2006 Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K, file number 1-15967, filed December 12, 2005).

Exhibit
Number

10	.36†	Form of Restricted Share Unit Award Agreement under the 2000 Non-employee Directors’ Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K, file number 1-15967, filed December 8, 2004).

10	.37†	The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 28, 2003).

10	.38†	Form of Restricted Stock Award Agreement under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10	.39†	Form of Stock Option Award Agreement under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10	.40†	Form of Restricted Stock Unit Award Agreement under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10	.41†	Form of Stock Option Award Agreement under the 2000 Non-employee Directors’ Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10	.42†	Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors’ Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.43		Business Process Services Agreement made and effective as of October 15, 2004 by and between the Company and International Business Machines Corporation. This Exhibit has been redacted pursuant to a confidentially request under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended.

21		Subsidiaries of the Registrant

21	.1*	Subsidiaries of the Registrant as of December 31, 2005.

23		Consents of Experts and Counsel

23	.1*	Consent of Independent Registered Public Accounting Firm.

31		Rule 13a-14(a)/15(d)-14(a) Certifications

31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Section 1350 Certifications

32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Represents a management contract or compensatory plan.