Form 10-Q
period 2006-03-31
DUN & BRADSTREET CORP/NW
filed 2006-05-05
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-15967
The Dun & Bradstreet Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-3725387

(State of incorporation)	(I.R.S. Employer Identification No.)

103 JFK Parkway, Short Hills, NJ	07078

(Address of principal executive offices	(Zip Code)
Registrant’s telephone number, including area code: (973) 921-5500
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one:)
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding at
Title of Class	March 31, 2006

Common Stock, par value $0.01 per share	66,285,112

THE DUN & BRADSTREET CORPORATION
INDEX TO FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
Consolidated Statements of Operations for the Three-Months Ended March 31, 2006 and 2005 (Unaudited)		1
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (Unaudited)		2
Consolidated Statements of Cash Flows for the Three-Months Ended March 31, 2006 and 2005 (Unaudited)		3
Notes to Consolidated Financial Statements (Unaudited)		4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	42
PART II. OTHER INFORMATION		43
Item 1.	Legal Proceedings	43
Item 2.	Unregistered Sales of Equity Securities, and Use of Proceeds	43
Item 5.	Other Information	44
Item 6.	Exhibits	45
SIGNATURES		46
Exhibits
Exhibit 10.1 — Form of Detrimental Conduct Agreement.
Exhibit 10.2 — Executive Retirement Plan of the Dun & Bradstreet Corporation.
Exhibit 10.3 — The Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan.
Exhibit 10.4 — Forms of Change in Control Severance Agreements.
Exhibit-31.1: Certification
Exhibit-31.2: Certification
Exhibit-32.1: Certification
Exhibit-32.2: Certification
EX-10.1: FORM OF DETRIMENTAL CONDUCT AGREEMENT
EX-10.2: EXECUTIVE RETIREMENT PLAN
EX-10.3: COVERED EMPLOYEE CASH INCENTIVE PLAN
EX-10.4: FORMS OF CHANGE IN CONTROL SEVERANCE AGREEMENTS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation
Consolidated Statements of Operations

	Three Months
	Ended March 31,

	2006	2005

	(Unaudited)
	(Amounts in
	millions, except
	per share data)
Revenue	$367.2	$341.3
Operating Expenses	109.4	95.1
Selling and Administrative Expenses	158.9	155.2
Depreciation and Amortization	6.5	8.6
Restructuring Charge	6.4	10.4

Operating Costs	281.2	269.3

Operating Income	86.0	72.0

Interest Income	2.7	2.8
Interest Expense	(5.4)	(5.3)
Minority Interest	(0.1)	0.7
Other (Expense) Income — Net	(0.5)	(0.2)

Non-Operating (Expense) Income — Net	(3.3)	(2.0)

Income Before Provision for Income Taxes	82.7	70.0
Provision for Income Taxes	31.3	18.1
Equity in Net Income of Affiliates	0.1	0.2

Net Income	$51.5	$52.1

Basic Earnings per Share of Common Stock	$0.77	$0.76

Diluted Earnings per Share of Common Stock	$0.75	$0.73

Weighted Average Number of Shares Outstanding — Basic	66.4	68.5
Weighted Average Number of Shares Outstanding — Diluted	68.4	71.4
The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation
Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005

	(Unaudited)
	(Amounts in millions, except
	per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$126.1	$195.3
Marketable Securities	103.2	109.4
Accounts Receivable — Net of Allowance of $21.6 at March 31, 2006 and $22.0 at December 31, 2005	372.3	380.3
Other Receivables	32.2	36.0
Deferred Income Tax	24.2	22.3
Other Current Assets	15.4	16.0

Total Current Assets	673.4	759.3

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $193.7 at March 31, 2006 and $190.2 at December 31, 2005	43.3	44.2
Prepaid Pension Costs	472.6	470.8
Computer Software, Net of Accumulated Amortization of $322.4 at March 31, 2006 and $315.9 at December 31, 2005	32.7	32.0
Goodwill	222.6	220.2
Deferred Income Tax	39.5	37.9
Other Non-Current Assets	92.2	49.0

Total Non-Current Assets	902.9	854.1

Total Assets	$1,576.3	$1,613.4

LIABILITIES
Current Liabilities
Accounts Payable	$32.7	$43.9
Accrued Payroll	56.8	108.7
Accrued Income Tax	0.3	1.5
Short-Term Debt	1.1	300.8
Other Accrued and Current Liabilities	147.1	160.5
Deferred Revenue	476.2	413.7

Total Current Liabilities	714.2	1,029.1

Pension and Postretirement Benefits	431.7	432.6
Long-Term Debt	299.3	0.1
Other Non-Current Liabilities	73.2	74.0

Total Liabilities	1,518.4	1,535.8

Commitments and Contingencies (Note 7)
Shareholders’ Equity
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized — 0.5 shares; — outstanding — none	—	—
Preferred Stock, $0.01 par value per share, authorized — 9.5 shares; — outstanding — none	—	—
Series Common Stock, $0.01 par value per share, authorized — 10.0 shares; — outstanding — none	—	—
Common Stock, $0.01 par value per share, authorized — 200.0 shares — issued — 81.9 shares	0.8	0.8
Unearned Compensation	—	(5.4)
Capital Surplus	179.9	183.8
Retained Earnings	942.9	891.5
Treasury Stock, at cost, 15.7 shares at March 31, 2006 and 14.9 shares at December 31, 2005	(786.5)	(705.5)
Cumulative Translation Adjustment	(171.4)	(175.7)
Minimum Pension Liability Adjustment	(112.7)	(112.7)
Other Comprehensive Income	4.9	0.8

Total Shareholders’ Equity	57.9	77.6

Total Liabilities and Shareholders’ Equity	$1,576.3	$1,613.4

The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

	2006	2005

	(Dollar amounts in
	millions)
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$51.5	$52.1
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	6.5	8.6
Income Tax Benefit from Stock-Based Awards	23.8	2.5
Excess Tax Benefit on Stock-Based Awards	(18.1)	—
Amortization of Stock-Based Awards	8.5	8.5
Restructuring Expense	6.4	10.4
Restructuring Payments	(3.9)	(6.7)
Deferred Income Taxes, Net	0.8	1.2
Accrued Income Taxes, Net	2.4	3.2
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	7.1	4.0
Net Decrease (Increase) in Other Current Assets	3.0	(4.8)
Increase in Deferred Revenue	60.7	67.8
Decrease in Accounts Payable	(15.0)	(17.4)
Net Decrease in Accrued Liabilities	(49.0)	(54.3)
Net Decrease in Other Accrued and Current Liabilities	(6.7)	(5.6)
Changes in Non-Current Assets and Liabilities:
Increase in Other Long-Term Assets	(38.6)	(3.9)
Net (Increase) Decrease in Long-Term Liabilities	(3.5)	1.2
Net, Other Non-Cash Adjustments	0.3	0.1

Net Cash Provided by Operating Activities	36.2	66.9

Cash Flows from Investing Activities:
Investments in Marketable Securities	(139.6)	(48.2)
Redemptions of Marketable Securities	145.8	96.4
Proceeds from Sales of Businesses, Net of Cash Divested	—	(1.5)
Payments for Acquisitions of Businesses, Net of Cash Acquired	(7.6)	(1.3)
Cash Settlements of Foreign Currency Contracts	(0.2)	(1.9)
Capital Expenditures	(1.6)	(3.1)
Additions to Computer Software and Other Intangibles	(4.1)	(1.5)
Net, Other	(0.5)	0.1

Net Cash (Used in) Provided by Investing Activities	(7.8)	39.0

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(122.5)	(74.2)
Net Proceeds from Stock-Based Awards	20.0	8.5
Spin-Off Obligation	(20.9)	—
Payment of Debt	(300.0)	—
Proceeds from Issuance of Long-Term Debt	299.2	—
Payment of Bond Issue Costs	(2.2)	—
Termination of Interest Rate Derivative	5.0	—
Excess Tax Benefit on Stock-Based Awards	18.1	—
Net, Other	0.8	0.1

Net Cash Used in Financing Activities	(102.5)	(65.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.9	2.2

(Decrease) Increase in Cash and Cash Equivalents	(69.2)	42.5
Cash and Cash Equivalents, Beginning of Period	195.3	252.9

Cash and Cash Equivalents, End of Period	$126.1	$295.4

Supplemental Disclosure of Cash Flow Information:
Cash Paid
Income Taxes, Net of Refunds	$4.3	$11.2
Interest	$10.1	$8.5
The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts in millions, except per share data)

Note 1 —	Basis of Presentation
      These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B” or “We”) Annual Report on Form 10-K for the year ended December 31, 2005. The consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. All significant inter-company transactions have been eliminated in consolidation.

Significant Accounting Policies
      In preparing our consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. During the three months ended March 31, 2006, we updated the significant accounting policy titled “Stock-Based Compensation” as follows:

Stock-Based Awards
      On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) or “SFAS No. 123R,” “Share-Based Payments,” requiring the recognition of compensation expense in the income statement related to the fair value of our employee stock options. Determining the fair value of stock options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. For further detail on Stock-Based Awards, see Note 8 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Note 2 —	Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This standard requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period that an employee provides service in exchange for the award, which normally would be the vesting period. The standard has two transition application methods to choose from. They are the Modified Prospective application or Modified Retrospective application. Under the Modified Prospective application, compensation cost is recognized for new grants and modifications made after the required effective date, plus the remaining unrecognized expense associated with previously issued awards that are not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the Modified Retrospective application, a company is required to restate its financial statements back either (a) to all prior years for which SFAS No. 123 was effective or (b) to only prior interim periods in the year in which SFAS No. 123R is adopted. In April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that deferred the required effective date of SFAS No. 123R. The SEC rule states that SFAS No. 123R is effective for

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)
registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of the beginning of the first quarter after June 15, 2005 (as prescribed originally by the FASB Statement). Accordingly, we deferred the adoption of SFAS No. 123R until January 1, 2006 at which time we began to utilize the Modified Prospective application. During the three months ended March 31, 2006, we incurred additional expenses of approximately $4.0 million related to stock options and our Employee Stock Purchase Plan (“ESPP”). In addition, SFAS No. 123R also requires the benefits of tax deductions in excess of the tax impact of recognized compensation expense to be reported as cash flows from financing activities, rather than cash flows from operating activities. As a result, we reclassified $18.1 million from net cash flows from operating activities to net cash used in financing activities during the three months ended March 31, 2006.
      In December 2004, the FASB issued (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides a deduction from income for qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (“ETI”) for foreign sales. FSP No. FAS 109-1 provides guidance on the accounting implications of the Act related to the deduction for qualified domestic production activities. The deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction, if any, will be reported in the period in which the deduction is claimed on our tax return. Until final U.S. treasury regulations are issued on this matter, management will be unable to determine the full impact, if any, this will have on our effective income tax rate.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the accounting and reporting requirements for a change in accounting principle. APB Opinion 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” are superseded by SFAS No. 154, which requires retrospective application to prior periods’ financial statements of changes in an accounting principle. SFAS No. 154 applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 also defines a restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in the first quarter of 2006 did not have an impact on our consolidated financial statements.
Note 3 — Impact of Implementation of the Blueprint for Growth Strategy

Restructuring Charges
      Since the launch of our Blueprint for Growth strategy, we have implemented Financial Flexibility Programs. In each of these Programs, we identified ways to reduce our expense base, then we reallocated some of the identified spending to other areas of our operations to improve revenue growth. With each Program, we have incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income). These charges are incurred as a result of eliminating, consolidating, standardizing, automating and/or outsourcing operations of our business. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility Programs.
      During the three months ended March 31, 2006, we recorded a $4.6 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)
Program”), a $2.0 million restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”) and a $0.2 million net restructuring curtailment gain in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The restructuring charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The curtailment gain was recorded in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The components of these charges and gains included:

•	severance and termination costs of $4.6 million associated with approximately 50 positions related to the 2006 Financial Flexibility Program and $1.7 million associated with approximately 25 positions related to the 2005 Financial Flexibility Program;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.3 million related to the 2005 Financial Flexibility Program; and

•	curtailment gain of $0.2 million related to the U.S. postretirement benefit plan resulting from employee termination actions for the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.
      During the three months ended March 31, 2005, we recorded an $8.2 million restructuring charge in connection with the 2005 Financial Flexibility Program and a $2.2 million net restructuring charge primarily for the International Business Machines Corporation (“IBM”) outsourcing agreement in connection with the 2004 Financial Flexibility Program. The restructuring charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The components of these charges and gains included:

•	severance and termination costs of $7.9 million associated with approximately 270 positions related to the 2005 Financial Flexibility Program and $5.0 million associated with approximately 400 positions related to the 2004 Financial Flexibility Program;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.3 million related to the 2005 Financial Flexibility Program; and

•	curtailment gain of $2.8 million related to the U.S. postretirement benefit plan resulting from employee termination actions for the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.
      Since the launch of our Blueprint for Growth Strategy, we have eliminated approximately 4,900 positions through March 31, 2006 which included 300 open positions and terminated (via attrition and termination) approximately 4,600 employees under our Financial Flexibility Programs since inception in October 2000. These figures include the 220 employees who were transitioned to IBM as part of the 2004 Financial Flexibility Program and the approximately 400 employees who were transitioned to Computer Sciences Corporation (“CSC”) as part of the 2002 Financial Flexibility Program. Under the terms of the CSC agreement, we outsourced certain technology functions in which approximately 400 of our employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)
      The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2006 Financial Flexibility Program.

			Lease
		Pension Plan/	Termination
	Severance	Postretirement	Obligations
	and	Curtailment	and Other
	Termination	Charges (Gains)	Exit Costs	Total

2006 Restructuring Charges
Charge Taken during First Quarter 2006	$4.6	$—	$—	$4.6
Payments during First Quarter 2006	(0.8)	—	—	(0.8)

Balance Remaining as of March 31, 2006	$3.8	$—	$—	$3.8

      The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization to date related to our 2005 Financial Flexibility Program.

			Lease
		Pension Plan/	Termination
	Severance	Postretirement	Obligations
	and	Curtailment	and Other
	Termination	Charges (Gains)	Exit Costs	Total

2005 Restructuring Charges
Charge Taken during First Quarter 2005	$7.9	$—	$0.3	$8.2
Payments during First Quarter 2005	(2.4)	—	(0.2)	(2.6)

Balance Remaining as of March 31, 2005	$5.5	$—	$0.1	$5.6

Charge Taken during Second Quarter 2005	$8.2	$0.3	$0.8	$9.3
Payments/ Pension Plan Curtailment Charge during Second Quarter 2005	(5.0)	(0.3)	(0.1)	(5.4)

Balance Remaining as of June 30, 2005	$8.7	$—	$0.8	$9.5

Charge Taken during Third Quarter 2005	$4.1	$0.1	$0.3	$4.5
Payments/ Pension Plan Curtailment Charge during Third Quarter 2005	(6.8)	(0.1)	(0.3)	(7.2)

Balance Remaining as of September 30, 2005	$6.0	$—	$0.8	$6.8

Charge Taken during Fourth Quarter 2005	$3.1	$2.4	$3.3	$8.8
Payments/ Pension Plan and Postretirement Curtailment, Net Charges during Fourth Quarter 2005	(2.2)	(2.4)	(3.1)	(7.7)

Balance Remaining as of December 31, 2005	$6.9	$—	$1.0	$7.9

Charge Taken during First Quarter 2006	$1.7	$—	$0.3	$2.0
Payments during First Quarter 2006	(2.7)	—	—	(2.7)

Balance Remaining as of March 31, 2006	$5.9	$—	$1.3	$7.2

      All actions under the 2004 Financial Flexibility Program were substantially completed.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 4 —	Notes Payable and Indebtedness
      Our borrowings are summarized below:

	March 31,	December 31,
	2006	2005

Debt Maturing Within One Year:
Fixed-rate Notes	$—	$300.0
Other Credit Facilities	0.5	—
Other	0.6	0.8

Total Debt Maturing Within One Year	$1.1	$300.8

Debt Maturing After One Year:
Long-term, Fixed-rate Notes (Net of $0.8 million discount as of March 31, 2006)	$299.2	$—
Other	0.1	0.1

Total Debt Maturing After One Year	$299.3	$0.1

Fixed Rate Notes
      In March 2006, we issued senior notes with a face value of $300 million that mature on March 14, 2011, (the “2011 notes”) bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our existing $300 million notes which matured on March 15, 2006. The 2011 notes are recorded as “Long-Term Debt” in our consolidated balance sheet at March 31, 2006. The $300 million notes that matured on March 15, 2006 were recorded as “Short-Term Debt” at December 31, 2005.
      The 2011 notes were issued at a discount of $0.8 million and we incurred underwriting and other fees in the amount of approximately $2.2 million. These costs are being amortized over the life of the 2011 notes. The 2011 note imposes certain limitations on the Company such as liens, sale and leasebacks, consolidation, merger and sale of assets. The 2011 note does not contain any financial covenants.
      On September 30, 2005 and February 10, 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in treasury rates in the anticipation of the above referenced debt issuance. These transactions were accounted for as cash flow hedges, and, as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in accumulated other comprehensive income. In connection with the issuance of the 2011 notes, these interest rate derivative transactions were executed, resulting in proceeds of approximately $5.0 million at the date of terminations. The proceeds are recorded in other comprehensive income and will be amortized over the life of the 2011 notes.

Other Credit Facilities
      At March 31, 2006 and December 31, 2005, we had a total of $300 million of bank credit facilities available at prevailing short-term interest rates, which will expire in September 2009. These facilities also support our commercial paper borrowings up to $300 million. We have not drawn on the facilities and we did not have any borrowings outstanding under these facilities at March 31, 2006 and December 31, 2005. We also have not borrowed under our commercial paper program as of March 31, 2006 and December 31, 2005. The facility requires the maintenance of interest coverage and total debt to EBITDA ratios (each as defined in the agreement). We were in compliance with these requirements at March 31, 2006 and December 31, 2005.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)
      At March 31, 2006 and December 31, 2005, certain of our international operations had non-committed lines of credit of $17.4 million and $17.2 million, respectively. We had borrowings of $0.5 million outstanding under these lines of credit at March 31, 2006 and there were no borrowings outstanding at December 31, 2005. These arrangements have no material commitment fees and no compensating balance requirements.
      At March 31, 2006, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $7.9 million.
      Interest paid totaled $10.1 million and $8.5 million for the three months ended March 31, 2006 and 2005, respectively.

Note 5 —	Reconciliation of Weighted Average Shares

	Three Months
	Ended
	March 31,

	2006	2005

	(Share data
	in millions)
Weighted average number of shares — basic	66.4	68.5
Dilutive effect of shares issuable under our stock incentive plans	1.8	2.6
Adjustment of shares applicable to awards exercised during the period	0.2	0.3

Weighted average number of shares — diluted	68.4	71.4

      Stock-based awards to acquire 1.1 million and 0.5 million shares of common stock were outstanding at March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these equity awards being anti-dilutive. Our options generally expire 10 years after the grant date.
      Our share repurchases were as follows:

	For Three Months Ended March 31,

	2006			2005

Program	Shares		$ Amount	Shares		$ Amount

	(Share data in millions)
Share Repurchase Program	1.3	(a)	$91.9	0.6	(a)	$39.2
Repurchases to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP	0.4		30.6	0.6		35.0

Total Repurchases	1.7		$122.5	1.2		$74.2

(a)	Repurchased under the $400 million, two-year share repurchase program approved by the Board of Directors in February 2005. On January 31, 2006, our Board of Directors approved the addition of $100 million to this program.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 6 —	Comprehensive Income
      Total comprehensive income for the three months ended March 31, 2006 and 2005, which includes net income and other gains and losses that affect shareholders’ equity, was as follows:

	Three Months
	Ended March 31,

	2006	2005

Net Income	$51.5	$52.1
Other Comprehensive Income:
Foreign Currency Translation Adjustment	4.3	2.6
Unrealized Gains On Investments	4.1	—

Total Comprehensive Income	$59.9	$54.7

Note 7 —	Contingencies
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
      In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin off by D&B1 of its stock in ACNielsen and Cognizant. In June 1998, D&B1 separated through a spin off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/D&B1”), and which spun off its stock in a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Quarterly Report on Form 10-Q as “Moody’s/D&B2”) and which spun off its stock in a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Quarterly Report on Form 10-Q as “D&B”) (the “2000 Distribution”).

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
      Our remaining Legacy Tax Matter is referred to as “Amortization and Royalty Expense Deductions/ Royalty Income — 1997-2006”.
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
      We estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 amortization expense deductions and the disallowance of such deductions claimed from 2003 to date could be up to $71.6 million (tax, interest and penalties, net of tax benefits but not taking into account the Moody’s/D&B2 repayment to us of $31.8 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates would increase at a rate of approximately $2.6 million per quarter (including potential penalties) as future amortization expenses are deducted. On March 3, 2006 we made a deposit to the IRS of approximately $39.8 million in order to stop the accrual of statutory interest on potential tax deficiencies up to or equal to that amount with respect to tax years 1997-2002.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)
      We also estimate that, with regard to the possible disallowance of deductions for royalty expenses paid to the partnership and the reallocation of royalty income from the partnership, after taking into account certain other tax benefits resulting from the IRS’ position on the partnership, it is unlikely that there will be any net impact to cash flow in addition to the amounts noted above related to the amortization expense deduction disallowance. In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 royalty expense deductions, and the inclusion of the reallocated royalty income for all relevant years, could be up to $148.2 million (tax, interest, and penalties, net of tax benefits). This $148.2 million would be in addition to the $71.6 million noted above related to the amortization expense deduction.
      At the time of the 2000 Distribution, we paid Moody’s/D&B2 approximately $55.0 million in cash representing the discounted value of future tax benefits associated with this transaction. Pursuant to the terms of the 2000 Distribution, should the transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. If the transaction was terminated at March 31, 2006 , the amount of such repayment from Moody’s/D&B2 to us would be approximately $31.8 million and would decrease by approximately $4.0 million to $5.0 million per year.
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
      We have considered the foregoing Legacy Tax Matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. As of March 31, 2006, we have net $71.2 million of reserves recorded in the consolidated financial statements, made up of the following components: $6.0 million in Accrued Income Tax and $65.2 million in Other Non-Current Liabilities. We believe that these reserves are adequate for our share of the liabilities in these Legacy Tax Matters. Any payments that would be made for these exposures could be significant to our cash from operations in the period a cash payment took place, including any payments for the purpose of obtaining jurisdiction in U.S. District Court or the U.S. Court of Federal Claims to challenge any of the IRS’s positions.
* * * * *
Legal Proceedings

Information Resources, Inc.
      On or about February 16, 2006, this antitrust lawsuit was settled and mutual releases were signed by the parties. On March 7, 2006, the Second Circuit Court of Appeals approved the dismissal of the lawsuit and the mutual releases were delivered to the parties. As more fully explained below, we were indemnified for this matter and therefore did not contribute to the settlement payment.
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
      By way of background, in 1996, IRI filed a complaint, subsequently amended in 1997, in federal court in New York that named as defendants a company then know as The Dun & Bradstreet Corporation and now known as R.H. Donnelley (referred to in this Quarterly Report on Form 10-Q as Donnelley/ D&B1), A.C.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)
Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly-owned subsidiary of Donnelley/ D&B1. The amended complaint alleged various violations of US antitrust laws. IRI sought damages in excess of $650 million, which IRI asked to be trebled, as well as punitive damages and attorneys’ fees.
      As noted above, we did not contribute to the settlement payment and, therefore, the resolution of this matter did not impact our results of operations, cash flows or financial position. No amount in respect of this matter had been accrued in our consolidated financial statements and we will no longer report on this matter in future filings.

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
      A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934, as amended, against Hoover’s and the Individual Defendants. Plaintiffs allege that the underwriter defendant agreed to allocate stock in Hoover’s IPO to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices above the IPO price. Plaintiffs allege that the Prospectus for Hoover’s IPO was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. On July 15, 2002, Hoover’s moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Hoover’s. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the case involving Hoover’s.
      Hoover’s has approved a settlement agreement and related agreements that set forth the terms of a settlement between Hoover’s, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Hoover’s and the Individual Defendants for the conduct alleged in the action to be wrongful. Hoover’s would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Hoover’s may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase, one of the underwriter defendants, and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)
the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. It is anticipated that any potential financial obligation of Hoover’s to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Hoover’s currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Hoover’s is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Hoover’s. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Hoover’s insurance carriers should arise, Hoover’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, Hoovers’ maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on April 24, 2006, but has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement.
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
      There are four counts in the Amended Complaint. Count 1 claims that we violated ERISA by not paying severance benefits to plaintiffs under our Career Transition Plan. Count 2 claims a violation of ERISA in that our sale of the RMS business to RMSC and the resulting termination of our employees constituted a prohibited discharge of the plaintiffs and/or discrimination against the plaintiffs for the “intentional purpose of

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)
interfering with their employment and/or attainment of employee benefit rights which they might otherwise have attained.” Count 3 claims that the plaintiffs were materially harmed by our alleged violation of ERISA’s requirements that a summary plan description reasonably apprise participants and beneficiaries of their rights and obligations under the plans and that, therefore, undisclosed plan provisions (in this case, the actuarial deduction beneficiaries incur when they leave D&B before age 55 and elect to retire early) cannot be enforced against them. Count 4 claims that the 6.60% interest rate (the actual rate is 6.75%) used to actuarially reduce early retirement benefits is unreasonable and, therefore, results in a prohibited forfeiture of benefits under ERISA.
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
      We deny all allegations of wrongdoing and are aggressively defending the case. In September 2003, we filed a motion to dismiss Counts 1, 3 and 4 of the Amended Complaint on the ground that plaintiffs cannot prevail on those claims under any set of facts, and in February 2004, the Court heard oral argument on our motion. With respect to Count 4, the court requested that the parties conduct limited expert discovery and submit further briefing. In November 2004, after completion of expert discovery on Count 4, we moved for summary judgment on Count 4 on the ground that an interest rate of 6.75% is reasonable as a matter of law. On November 30, 2004, the Court issued a ruling granting our motion to dismiss Counts 1 and 3. Shortly after that ruling, plaintiffs’ counsel stipulated to dismiss with prejudice Count 2 (which challenged the sale of the RMS business as an intentional interference with employee benefit rights, but which the motion to dismiss did not address). Plaintiffs’ counsel also stipulated to a dismissal with prejudice of Count 1, the severance pay claim, agreeing to forego any appeal of the Court’s dismissal of that claim. Plaintiffs’ counsel did file a motion to join party plaintiffs and to amend the Amended Complaint to add a new count challenging the adequacy of the retirement plan’s mortality tables. We objected to the attempt to add a new claim. On June 6, 2005, the Court granted D&B’s motion for summary judgment as to Count 4 (the interest rate issue) and also denied the plaintiffs’ motion to further amend the Amended Complaint to add a new claim challenging the mortality tables. On July 8, 2005, the plaintiffs filed their notice of appeal; they are appealing the ruling granting the motion to dismiss, the ruling granting summary judgment, and the denial of leave to amend their Amended Complaint. Oral argument before the Second Circuit took place on February 15, 2006, and we are awaiting a decision.
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

September 2005 Action
      In addition to the foregoing proceeding, a lawsuit seeking class action status was filed in September of 2005 against us in federal court in the Northern District of Illinois on behalf of a current employee relating to our retirement plans. The complaint (the “Complaint”) seeks certification of the following putative class:

•	Current or former D&B employees (other than employees who on December 31, 2001 (i) were at least age 50 with 10 years of vesting service, (ii) had attained an age which, when added to his or her years of vesting service, was equal to or greater than 70; or (iii) had attained age 65), who participated in The Dun & Bradstreet Master Retirement Plan before January 1, 2002 and who have participated in The Dun & Bradstreet Corporation Retirement Account at any time since January 1, 2002.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)
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
      A Motion to Transfer Venue to the District of New Jersey was filed on January 27, 2006 and was granted on March 31, 2006.
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
Note 8 — Stock-Based Awards
      On January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective transition method. Prior to the adoption of SFAS No. 123R, we applied APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Accordingly, no compensation cost was recognized for grants under the stock option programs.
      Under the Modified Prospective method, compensation cost associated with the stock option programs recognized for the three months ended March 31, 2006 includes (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, and (b) compensation cost for stock options granted

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)
subsequent to January 1, 2006, based on the grant date fair value under SFAS No. 123R. SFAS No. 123R also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. As a result, we have adjusted for this cumulative effect and recognized a reduction in stock-based compensation of $0.5 million pre-tax, related to our restricted stock and restricted stock unit programs. As required under the Modified Prospective method, results for prior periods have not been restated.
      For periods prior to the adoption of SFAS No. 123R, the following table summarized the pro forma effect of stock-based compensation on net income and net income per share as if the fair value expenses recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” has been adopted, as follows:

For the Three
Months Ended
March 31, 2005

Reported Net Income	$52.1
Add: Stock compensation cost, included in net income, net of tax benefits	2.2
Deduct: Total stock compensation cost under fair-value method for all awards, net of tax benefits	(4.5)

Pro forma Net Income	$49.8

Basic EPS:
As reported	$0.76

Pro forma	$0.73

Diluted EPS:
As reported	$0.73

Pro forma	$0.70

Stock Option Programs
      Under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (“2000 SIP”) and Non-Employee Directors’ Stock Incentive Plan (“2000 DSIP”), we have granted stock options to certain employees and non-employee directors to purchase shares of our common stock at the market price on the date of the grant. Stock options granted under the 2000 SIP prior to February 9, 2004 generally vest in three equal installments, beginning on the third anniversary of the grant. Stock options granted under the 2000 SIP on or after February 9, 2004 generally vest in four equal installments beginning on the first anniversary of the grant. Stock options granted under the 2000 DSIP generally vest 100% on the first anniversary of the grant. All stock options generally expire 10 years from the date of the grant. The 2000 SIP and 2000 DSIP provide for the granting of up to 9.7 million and 0.3 million shares of our common stock, respectively.
      Accordingly, compensation cost is recognized on a straight-line basis over the vesting period. For stock options granted after adoption of SFAS No. 123R, the compensation cost is recognized over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved. We recognized $3.7 million expense for the three months ended March 31, 2006 associated with stock option awards. Total income tax benefit associated with the stock option program was $1.4 million for the three months ended March 31, 2006.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)
      The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.

For the Three
Months Ended
March 31, 2006

Expected stock price volatility	23%
Expected dividends	0%
Expected terms (in years)	6.21
Weighted-average risk-free interest	4.55%
      Expected volatilities are derived from the historical volatility of our common stock. Expected terms are determined using the simplified method for estimating expected option life, as prescribed under Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest for corresponding expected terms of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
      A summary of stock option activity under the stock option programs as of March 31, 2006 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Stock Options	Shares	Exercise Price Per Share	Contractual Term (in years)	Intrinsic Value

Outstanding at January 1, 2006	5,740,625	$34.05
Granted	381,470	$71.26
Exercised	731,898	$25.33
Forfeited or expired	104,797	$40.46
Outstanding at March 31, 2006	5,285,400	$37.82	6.3	$205.4
Exercisable at March 31, 2006	3,052,193	$29.87	5.2	$142.9
      The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $34.2 million, which includes D&B and Moody’s employees that exercised D&B options. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the separation of D&B and Moody’s Corporation in September 2000.
      A summary of the status of our nonvested stock options as of March 31, 2006 is presented below:

		Weighted-Average
		Grant Date
Nonvested Stock Options	Shares	Fair Value Per Share

Nonvested at January 1, 2006	2,625,453	$15.83
Granted	381,470	$24.47
Vested	668,919	$14.93
Forfeited	104,797	$14.23
Nonvested at March 31, 2006	2,233,207	$17.66
      Total unrecognized compensation cost related to nonvested stock options was $26.8 million at March 31, 2006. This cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of stock options vested during the three months ended March 31, 2006 was $10.0 million.
      Cash received from stock option exercises for the three months ended March 31, 2006 and 2005 was $18.5 million and $7.2 million, respectively. The expected tax benefit associated with the tax deductions from

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)
stock option exercises totaled $20.4 million and $2.5 million for the three months ended March 31, 2006 and 2005, respectively, including D&B employees exercising both D&B and Moody’s stock options.
Restricted Stock and Restricted Stock Unit Programs
      The adoption of SFAS No. 123R did not change our accounting for restricted stock and restricted stock units. The cost associated with our restricted stock and restricted stock units has been included in net income. The fair value of restricted stock and restricted stock units is determined based on the closing trading price of our common stock on the grant date.
      Prior to 2004, restricted stock and restricted stock units grants were generally vested on a cliff basis over three years of service. Compensation cost associated with these awards is generally recognized on a straight-line basis over three years. Beginning in 2004, certain employees were provided an opportunity to receive an award of restricted stock or restricted stock unit in the future. That award is contingent on performance against the same goals that drive payout of the annual bonus plan. The restricted stock or restricted stock units will be granted, if at all, after the one year performance goal has been met and will then vest over a three-year period on a graded basis. Compensation cost associated with these grants is recognized on a graded-vesting basis over four years, including the performance period. Total expense associated with restricted stock, restricted stock units and restricted stock opportunity was $1.8 million (including a reduction of expense of $0.5 million related to accumulated effect of forfeiture assumption) and $3.4 million for the three-month period ended March 31, 2006 and 2005, respectively. Total income tax benefit associated with restricted stock, restricted stock units and restricted stock opportunity was $0.5 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively.
      A summary of the status of our restricted stock and restricted stock units as of March 31, 2006 is presented below:

		Weighted-Average	Weighted-Average
Restricted Stock/		Grant-Date	Remaining	Aggregate
Restricted Stock Units	Shares	Fair Value Per Share	Contractual Term (in years)	Intrinsic Value

Nonvested Shares at January 1, 2004	220,446	$32.57
Granted	9,231	$54.09
Vested	45,318	$25.62
Forfeited	17,080	$35.29
Nonvested at January 1, 2005	167,279	$35.36	1.1	$10.0
Granted	368,668	$60.60
Vested	90,295	$48.26
Forfeited	42,888	$53.44
Nonvested at January 1, 2006	402,764	$53.64	1.6	$27.0
Granted	213,146	$72.12
Vested	127,426	$45.51
Forfeited	13,608	$63.70
Nonvested at March 31, 2006	474,876	$63.83	2.2	$36.4
      Total unrecognized compensation cost related to nonvested awards was $23.4 million at March 31, 2006. This cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares vested during the three months ended March 31, 2006 was $9.0 million. The tax benefit associated with the tax deductions from vested shares totaled $3.4 million for the three months ended March 31, 2006.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)
Employee Stock Purchase Plan
      Under the ESPP, our employees can purchase our common stock at a 15% discount from market value, subject to certain limitations as set forth in the ESPP. In the three months ended March 31, 2006, we recognized expense associated with such purchases under the ESPP of $0.3 million.
Note 9 — Pension and Postretirement Benefits
      The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations.

			Postretirement
	Pension Plans for		Benefits for
	Three Months		Three Months
	Ended March 31,		Ended March 31,

	2006	2005	2006	2005

Service cost	$4.5	$3.9	$0.2	$0.3
Interest cost	21.7	22.2	1.2	1.2
Expected return on plan assets	(28.3)	(30.8)	—	—
Amortization of prior service cost	0.5	0.7	(1.9)	(2.8)
Recognized actuarial loss (gain)	7.9	5.9	(0.4)	(0.2)

Net periodic cost (income)	$6.3	$1.9	$(0.9)	$(1.5)

      We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 that we expected to contribute $32.4 million and $12.4 million to our Non-Qualified U.S. and non-U.S. pension plans and the U.S. postretirement benefit plan, respectively in 2006. As of March 31, 2006, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans and postretirement benefit plan of $6.0 million and $3.0 million, respectively.
      We also recognized a curtailment gain of $0.2 million for our postretirement benefit plan in the three months ended March 31, 2006 related to the 2004 Financial Flexibility Program (see detail in Note 3 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q).
Note 10 — Segment Information
      The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. Our results are reported and managed under the following two segments: United States (U.S.) and International (which consists of operations in Canada, Europe, Asia Pacific and Latin America). Our customer solution sets are Risk Management Solutionstm, Sales & Marketing Solutionstm, E-Business Solutionstm and Supply Management Solutionstm. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenues during the three months ended March 31, 2006 and 2005. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “How We Manage Our Business” for further details). Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility Program, are not allocated to our business segments.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

	Three Months
	Ended
	March 31,

	2006	2005

Operating Revenue:
U.S.	$286.0	$263.2
International	81.2	78.1

Consolidated Total	$367.2	$341.3

Operating Income (Loss):
U.S.	$103.7	$98.1
International	8.7	1.9

Total Divisions	112.4	100.0
Corporate and Other(1)	(26.4)	(28.0)

Consolidated Total	86.0	72.0
Non-Operating Income (Expense) — Net	(3.3)	(2.0)

Income Before Provision for Income Taxes	$82.7	$70.0

Supplemental Geographic and Customer Solution Set Information:

	Three Months
	Ended
	March 31,

	2006	2005
Customer Solution Set Revenues:
U.S.:
Risk Management Solutions	$176.1	$164.7
Sales & Marketing Solutions	83.6	77.4
E-Business Solutions	19.6	15.2
Supply Management Solutions	6.7	5.9

Total U.S. Revenue	286.0	263.2

International:
Risk Management Solutions	67.8	67.4
Sales & Marketing Solutions	11.5	9.3
E-Business Solutions	1.0	0.4
Supply Management Solutions	0.9	1.0

Total International Revenue	81.2	78.1

Consolidated Total:
Risk Management Solutions	243.9	232.1
Sales & Marketing Solutions	95.1	86.7
E-Business Solutions	20.6	15.6
Supply Management Solutions	7.6	6.9

Consolidated Total Revenue	$367.2	$341.3

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

	March 31,	December 31,
	2006	2005
Assets:
U.S.	$465.1	$452.8
International	338.2	464.2

Total Divisions	803.3	917.0
Corporate and Other (primarily domestic pensions and taxes)	773.0	696.4

Total Assets	$1,576.3	$1,613.4

	March 31,	December 31,
	2006	2005
Goodwill: (2)
U.S.	$124.3	$122.9
International	98.3	97.3

Total Goodwill	$222.6	$220.2

(1)	The following table itemizes “Corporate and Other”:

	Three Months
	Ended
	March 31,

	2006	2005

Corporate Costs	$(15.5)	$(11.8)
Transition Costs (Costs to implement our Financial Flexibility Program)	(4.5)	(5.8)
Restructuring Expense	(6.4)	(10.4)

Total “Corporate and Other”	$(26.4)	$(28.0)

(2)	The increase in goodwill in the U.S. from $122.9 million at December 31, 2005 to $124.3 million at March 31, 2006 is attributable to the acquisition of Open Ratings, (see Note 12 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q) and a purchase accounting adjustment for the LiveCapital, Inc. acquisition of $0.2 million related to the fair value of net assets acquired. The increase in goodwill in International from $97.3 million at December 31, 2005 to $98.3 million at March 31, 2006 is attributable to the positive impact of foreign currency translation.
Note 11 — Income Taxes
      For the three months ended March 31, 2006, our effective tax rate was 37.9% as compared to 25.8% for the three months ended March 31, 2005. The effective tax rate for the three months ended March 31, 2006, was positively impacted by 1.1 points for the benefit of a reduction in interest expense due to lower tax reserves, by 0.7 points for items permanently excluded for federal and state income tax purposes and by 0.6 points for other tax items.
      The effective tax rate for the three months ended March 31, 2005 was 25.8% which was positively impacted by 12.9 points for foreign income taxes primarily related to the liquidation of dormant entities that remained after the sale of our divested businesses in the Nordic region (Sweden, Denmark, Norway and Finland) and by 1.6 points for global tax initiatives.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)
Note 12 — Acquisitions

Open Ratings
      During the three months ended March 31, 2006, we acquired a 100% ownership interest in Open Ratings with cash on hand. Open Ratings is located in Waltham, Massachusetts. The results of Open Ratings’ operations have been included in our consolidated financial statements since the date of acquisition. Open Ratings provides web-based supply risk management solutions to leading manufacturing companies. We believe that the addition of Open Ratings’ solutions to our Supply Management Solutions product suite will provide our customers with a more comprehensive supply management solution.
      The transaction was valued at $8.3 million, subject to net working capital adjustment, inclusive of cash acquired of $0.4 million and $0.2 million of transaction costs recorded in accordance with SFAS No. 141, “Business Combinations.” The acquisition was accounted for under the purchase method of accounting. As a result, we recognized goodwill and intangible assets of $1.6 million and $4.9 million, respectively. The remaining purchase price was allocated to acquired tangible assets and liabilities on the basis of their respective fair values. The goodwill was assigned to our U.S. segment. Of the $4.9 million in acquired intangible assets, $1.3 million was assigned to Open Ratings online reports, $1.1 million was assigned to customer contract backlog, $1.9 million was assigned to customer relationships and $0.6 million was assigned to technology. These intangible assets are subject to amortization with useful lives from two to seventeen years. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2006 is not material, and as such, pro forma results have not been presented.
      We are in the process of finalizing the valuation of the acquired deferred tax asset in connection with the acquisition. As a result, the allocation of the purchase price is subject to future adjustment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
      The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the leading provider of global business information, tools and insight, and has enabled customers to Decide with Confidence® for over 165 years. Our proprietary DUNSRight® quality process provides our customers with quality business information. This quality information is the foundation of our solutions that customers rely on to make critical business decisions. Customers use our Risk Management Solutionstm to mitigate credit risk, increase cash flow and drive increased profitability, our Sales & Marketing Solutionstm to increase revenue from new and existing customers, our E-Business Solutionstm to convert prospects to clients faster by enabling business professionals to research companies, executives and industries and our Supply Management Solutionstm to increase cash by generating ongoing savings from our customers’ suppliers and protecting our customers from serious financial, operational and regulatory risk.
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
      Management believes that this measure provides valuable insight into our revenue from ongoing operations and enables investors to evaluate business performance and trends by facilitating a comparison of results of ongoing operations with past reports of financial results. During the three months ended March 31, 2006 and 2005, there were no divestitures.
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
      We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and (charges)” because such charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and (charges) are our restructuring charges, which result from a foundational element of our growth strategy that we refer to as financial flexibility. Through financial flexibility, management identifies opportunities to improve the performance of the business in terms of quality, efficiency and cost, in order to generate savings primarily to invest for growth. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on such measures and a significant percentage weight is placed upon such measures in determining whether performance objectives have been achieved. Management believes that by eliminating restructuring charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “Corporate and Other” expenses and are not allocated to our business segments. (See Note 10 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for financial information regarding our segments).
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
      The adjustments discussed herein to our results as determined under generally accepted accounting principles in the United States (“GAAP”) are among the primary indicators management uses as a basis for our planning and forecasting of future periods, to allocate resources, to evaluate business performance and, as noted above, for compensation purposes. However, these financial measures (results before non-core gains and charges, free cash flow and net debt position) are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, operating income growth, operating margin, net income, tax rate, diluted earnings per share, net cash provided by operating activities, investing activities and financing activities, cash, cash equivalents, marketable securities, short-term debt and long-term debt prepared in accordance with GAAP. In addition, it should be noted that because not all companies calculate these financial measures similarly, or at all, the presentation of these financial measures is not likely to be comparable to measures of other companies.
      See “Results of Operations,” below, for a discussion of our results reported on a GAAP basis.
Overview
      Our discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2006 and 2005 are based upon our unaudited consolidated financial statements for those periods. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. Our unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations, which appear in our Annual Report on Form 10-K for the year ended December 31, 2005.
      Total revenue and core revenue were the same for both the three months ended March 31, 2006 and 2005, as there were no divestitures during these periods. Therefore, our discussion of our results of operations for the three months ended March 31, 2006 and 2005, references only our core revenue.
      We manage and report our operations under the following two segments: United States (U.S.) and International.

•	The U.S. segment contributed 78% and 77% of our core revenue for the three months ended March 31, 2006 and 2005, respectively; and

•	The International segment (which consists of operations in Canada, Europe, Asia Pacific and Latin America) contributed 22% and 23% of our core revenue for the three months ended March 31, 2006 and 2005, respectively.
      The unaudited financial statements of our subsidiaries outside the United States and Canada reflect a quarter ended February 28th to facilitate timely reporting of our unaudited consolidated financial results and financial position.
      The following customer solution sets are sold in our segments:

•	Risk Management Solutions — contributed 66% and 68% of our core revenue for the three months ended March 31, 2006 and 2005, respectively.

•	Sales & Marketing Solutions — contributed 26% and 25% of our core revenue for the three months ended March 31, 2006 and 2005, respectively.

•	E-Business Solutions — contributed 6% and 5% of our core revenue for the three months ended March 31, 2006 and 2005, respectively.

•	Supply Management Solutions — contributed 2% of core revenue for each of the three months ended March 31, 2006 and 2005.
      Our customer solution sets are discussed in greater detail in “Item 1. Business” of our Form 10-K for the year ended December 31, 2005.
      Within our Risk Management Solutions and our Sales & Marketing Solutions, we monitor the performance of our “Traditional” products and our “Value-Added” products.

Risk Management Solutions
      Our Traditional Risk Management Solutions generally consist of reports derived from our database which our customers use primarily to make decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of revenue for the three months ended March 31, 2006 and 2005, respectively:

•	80% and 82% of our Risk Management Solutions revenue; and

•	53% and 56% of our core revenue.
      Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of revenue for the three months ended March 31, 2006 and 2005, respectively:

•	20% and 18% of our Risk Management Solutions revenue; and

•	13% and 12% of our core revenue.

Sales & Marketing Solutions
      Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of revenue for the three months ended March 31, 2006 and 2005, respectively:

•	44% and 47% of our Sales & Marketing Solutions revenue; and

•	12% of our core revenue in each period.
      Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management products. Our Value-Added Sales & Marketing Solutions constituted the following percentages of revenue for the three months ended March 31, 2006 and 2005, respectively:

•	56% and 53% of our Sales & Marketing Solutions revenue; and

•	14% and 13% of our core revenue.
Critical Accounting Policies and Estimates
      In preparing our consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. During the three months ended March 31, 2006, we updated the following critical accounting policy as follows:

Stock-Based Awards
      On January 1, 2006, we adopted SFAS No. 123R “Share-Based Payment” requiring the recognition of compensation expense in the income statement related to the fair value of our employee stock options. Determining the fair value of stock options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. For further detail on Stock-Based Awards, see Note 8 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Standards
      See Note 2 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosure of the impact that recently issued accounting standards will have on our unaudited consolidated financial statements.
Results of Operations
      The following discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in Item 1. of this Quarterly Report on Form 10-Q, which have been prepared in accordance with generally accepted accounting principles in the United States of America.

Consolidated Revenues
      Our results are reported under the following two operating segments: United States (U.S.) and International for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

      The following tables present our revenue by segment and our revenue by customer solution set for the three months ended March 31, 2006 and 2005.

	Three Months
	Ended March 31,

	2006	2005

	(Amounts in
	millions)
Revenues by Segment:
U.S.	$286.0	$263.2
International	81.2	78.1

Core Revenue	$367.2	$341.3

	Three Months
	Ended March 31,

	2006	2005

	(Amounts in
	millions)
Revenues by Customer Solution Set:
Risk Management Solutions	$243.9	$232.1
Sales & Marketing Solutions	95.1	86.7
E-Business Solutions	20.6	15.6
Supply Management Solutions	7.6	6.9

Core Revenue	$367.2	$341.3

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005
      Core revenue increased $25.9 million, or 8% (9% increase before the effect of foreign exchange). The increase in core revenue was primarily driven by an increase in U.S. revenue of $22.8 million, or 9%, and an increase in International revenue of $3.1 million, or 4% (11% increase before the effect of foreign exchange).
      This $25.9 million increase is primarily attributed to:

•	growth in our Risk Management Solutions in the U.S. primarily related to (i) growth in each of our subscription plans for our Preferred Pricing Agreement and for our Preferred Pricing Agreement with DNBi, from existing customers willing to increase the level of business they do with us; and (ii) an increase in our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit;

•	pricing increases in our Italian real estate data business in response to local legislation in February 2005, which contributed approximately one percentage point of revenue growth;

•	growth in our Sales & Marketing Solutions in the U.S. primarily due to higher purchases; and

•	growth in our E-Business Solutions, representing the results of Hoover’s, Inc. The increase was primarily due to continued growth in subscription revenue and increased advertising sales.

Customer Solution Sets
      On a customer solution set basis, the $25.9 million increase in core revenue for the three months ended March 31, 2006 versus March 31, 2005 reflects:

•	an $11.8 million, or 5%, increase in Risk Management Solutions (7% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $11.4 million, or 7%, and growth in International of $0.4 million, or 1% (8% increase before the effect of foreign exchange);

•	an $8.4 million, or 10%, increase in Sales & Marketing Solutions (10% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $6.2 million, or 8%, and an increase in International of $2.2 million, or 23% (30% increase before the effect of foreign exchange);

•	a $5.0 million, or 33%, increase in E-Business Solutions (33% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $4.4 million, or 29%, and growth in International of $0.6 million; and

•	a $0.7 million, or 10%, increase in Supply Management Solutions (11% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $0.8 million, or 14%, partially offset by a decrease in International of $0.1 million or 13% (5% decrease before the effect of foreign exchange).
Consolidated Operating Costs
      The following table presents our consolidated operating costs and operating income for the three months ended March 31, 2006, compared to the three months ended March 31, 2005:

	Three Months
	Ended March 31,

	2006	2005

	(Amounts in
	millions)
Operating Expenses	$109.4	$95.1
Selling and Administrative Expenses	158.9	155.2
Depreciation and Amortization	6.5	8.6
Restructuring Charge	6.4	10.4

Operating Costs	$281.2	$269.3

      Operating expenses increased $14.3 million, or 15%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. The increase was primarily due to the following:

•	investments in our DUNSRight quality process and investments in DNBi, our interactive, web-based subscription service;

•	certain tax legislation in Italy which has increased the operating costs of our Italian real estate data business;

•	higher pension costs and lower postretirement benefit income (see below for further discussion); and

•	the effect of the adoption of SFAS No. 123R (see below for further discussion);
      partially offset by

•	the impact of foreign exchange; and

•	improved efficiency and a reduction in the number of employees as a result of our process of continuous reengineering.
      Selling and administrative expenses increased $3.7 million, or 2%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. The increase was primarily due to the following:

•	additional costs related to revenue generating investments as well as additional variable costs (such as commissions and bonuses) incurred as a result of increased revenues;

•	higher pension costs and lower postretirement benefit income (see below for further discussion); and

•	the effect of the adoption of SFAS No. 123R (see below for further discussion);
      partially offset by

•	administrative cost savings, such as lower compensation costs achieved as a result of our process of continuous reengineering; and

•	the impact of foreign exchange.
      As discussed above, operating and selling and administrative expenses were impacted by the following:

•	We had net pension cost of $6.3 million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively. The increase in cost was primarily driven by increased actuarial loss amortization included in 2006, a one-quarter-percentage-point decrease in the long-term rate of return assumption used in 2006 for our U.S. Qualified Plan and a one-quarter-percentage-point decrease in the discount rate applied to our U.S. plans.

•	We had postretirement benefit income of $0.9 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in income was primarily due to a portion of the unrecognized prior service cost being recognized immediately in 2005 as a one-time curtailment gain as a result of the 2004 and 2005 Financial Flexibility Program, precluding income recognition in the 2006 comparable period. The curtailment gain is included within “Restructuring Charges.” We consider net pension income and postretirement benefit costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

•	On January 1, 2006, we adopted SFAS No. 123R, requiring the recognition of compensation cost on a straight-line basis over the vesting period for our stock options. We have selected the modified prospective method of transition and therefore, prior periods have not been restated. Prior to January 1, 2006, we applied APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option programs. Accordingly, no compensation cost was recognized for grants under the stock option programs prior to January 1, 2006.

•	For the three months ended March 31, 2006, we recognized expense of $3.7 million associated with our option programs and $0.3 million associated with our Employee Stock Purchase Plan (“ESPP”). We expect total expense associated with our stock option programs and ESPP of approximately $14 million in 2006. Additionally, we recognized expense associated with restricted stock, restricted stock unit and restricted stock opportunity of $1.8 million and $3.4 million for the three months ended March 31, 2006 and 2005, respectively. The lower expense in 2006 was primarily due to the forfeiture assumption required after January 1, 2006 in accordance with SFAS No. 123R, including a cumulative effective adjustment (to reflect adjustments to previously recognized compensation expense for awards outstanding at the adoption date of SFAS No. 123R that we do not expect to vest), as well as lower restricted stock opportunities awarded to employees in 2006. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
      Depreciation and amortization decreased $2.1 million or 24% for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. The decrease was largely driven by our business model changes which have enabled us to reduce the capital requirements of our business through continuous reengineering, leveraging partners in key markets and outsourcing capital intensive activities.
      During the three months ended March 31, 2006, we recorded a $4.6 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”), a $2.0 million restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”) and a $0.2 million net restructuring curtailment gain in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The restructuring charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The curtailment gain was recorded in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The components of these charges and gains included:

•	severance and termination costs of $4.6 million associated with approximately 50 positions related to the 2006 Financial Flexibility Program and $1.7 million associated with approximately 25 positions related to the 2005 Financial Flexibility Program;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.3 million related to the 2005 Financial Flexibility Program; and

•	curtailment gain of $0.2 million related to the U.S. postretirement benefit plan resulting from employee termination actions for the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.
      During the three months ended March 31, 2005, we recognized an $8.2 million restructuring charge in connection with the 2005 Financial Flexibility Program and we recognized a $2.2 million net restructuring charge primarily for the International Business Machines Corporation (“IBM”) outsourcing agreement in connection with the 2004 Financial Flexibility Program. The charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The components of these charges and gains included:

•	severance and termination costs of $7.9 million associated with approximately 270 positions related to the 2005 Financial Flexibility Program and $5.0 million associated with approximately 400 positions related to the 2004 Financial Flexibility Program;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.3 million related to the 2005 Financial Flexibility Program; and

•	curtailment gain of $2.8 million related to the U.S. postretirement benefit plan resulting from employee termination actions for the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.
      Since the launch of our Blueprint for Growth Strategy, we have eliminated approximately 4,900 positions through March 31, 2006, which included 300 open positions and terminated (via attrition and termination) approximately 4,600 employees under our Financial Flexibility Programs since inception in October 2000. These figures include the 220 employees who were transitioned to IBM as part of the 2004 Financial Flexibility Program and the approximately 400 employees who were transitioned to Computer Sciences Corporation (“CSC”) as part of the 2002 Financial Flexibility Program. Under the terms of the CSC agreement, we outsourced certain technology functions in which approximately 400 of our employees who performed data center operations, technology help desk and network management functions in the United States and in the United Kingdom were transitioned to CSC.
Interest Income (Expense) — Net
      The following table presents our interest income (expense) for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,

	2006	2005

	(Amounts in
	millions)
Interest Income	$2.7	$2.8
Interest Expense	(5.4)	(5.3)

Interest Income (Expense) — Net	$(2.7)	$(2.5)

      For the three months ended March 31, 2006, interest income decreased $0.1 million and interest expense increased by $0.1 million, compared with the three months ended March 31, 2005. The decrease in interest income was primarily due to lower interest bearing investments for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.
      The increase in interest expense was primarily due to higher interest rates on the variable portion of our $300 million fixed-rate notes that matured in March 2006. On March 14, 2006, we issued $300 million in fixed rate notes maturing in March 2011 and bearing a lower rate of interest then the $300 million in debt we then retired on March 15, 2006 using the proceeds of our recent issuance (see Note 4 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q).
Minority Interest
      For the three months ended March 31, 2006, minority interest loss was approximately $0.1 million which represented the minority owner’s share of our estimated net income of our majority-owned Italian real estate data company, RIBES, S.p.A. For the three months ended March 31, 2005, minority interest income was approximately $0.7 million which represented the minority owner’s share of our estimated 2005 net loss of our majority-owned Italian real estate data company, RIBES, S.p.A.
Other (Expense) Income — Net
      The following table presents our “Other (Expense) Income — Net” for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,

	2006	2005

	(Amounts in
	millions)
Miscellaneous Other (Expense) Income — Net(a)	$(0.5)	$(0.2)

Total Other (Expense) Income — Net	$(0.5)	$(0.2)

(a)	“Miscellaneous Other (Expense) Income — Net” increased for the three months ended March 31, 2006, compared to three months ended March 31, 2005, primarily due to higher foreign currency transaction gains and lower bank fees, partially offset by higher dividends received on our equity investments.
Provision for Income Taxes
      For the three months ended March 31, 2006, our effective tax rate was 37.9% as compared to 25.8% for the three months ended March 31, 2005. The effective tax rate for the three months ended March 31, 2006, was positively impacted by 1.1 points for the benefit of a reduction in interest expense due to lower tax reserves, by 0.7 points for items permanently excluded for federal and state income tax purposes and by 0.6 points for other tax items.
      The effective tax rate for the three months ended March 31, 2005 was 25.8% which was positively impacted by 12.9 points for foreign income taxes primarily related to the liquidation of dormant entities that remained after the sale of our divested businesses in the Nordic region (Sweden, Denmark, Norway and Finland) and by 1.6 points for global tax initiatives.
Equity in Net Income of Affiliates
      We recorded $0.1 million as “Equity in Net Income of Affiliates” for the three months ended March 31, 2006 as compared to $0.2 million for the three months ended March 31, 2005.

Earnings per Share
      We reported earnings per share, or “EPS,” for the three months ended March 31, 2006 and 2005, as follows:

	Three Months
	Ended March 31,

	2006	2005

Basic Earnings Per Share	$0.77	$0.76

Diluted Earnings Per Share	$0.75	$0.73

      For the three months ended March 31, 2006, basic EPS increased 1% and diluted EPS increased 3%, compared with the three months ended March 31, 2005, primarily due to a 3% reduction in the weighted average number of basic shares outstanding as a result of our share repurchase programs. Our $400 million, two-year share repurchase program was approved by our Board of Directors in February 2005. On January 31, 2006, our Board of Directors approved the addition of $100 million to this program. For the three months ended March 31, 2006, we repurchased 1.3 million shares of common stock under this share repurchase program. In addition, the diluted earnings per share was impacted by our repurchases of 0.4 million shares of common stock to mitigate the dilutive effect of the shares issued under our stock incentive programs and ESPP.
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

	Three Months
	Ended March 31,

	2006	2005

Non-core gains and (charges) included in Consolidated Operating Costs:
Restructuring costs related to our Financial Flexibility Programs	$(6.4)	$(10.4)
Non-core gains and (charges) included in Provision for Income Taxes:
Tax benefits recognized upon the liquidation of dormant international entities	$—	$9.0
(Provision) Benefit for Income Taxes:
Restructuring costs related to our Financial Flexibility Programs	$2.2	$3.3
Segment Results
      Our results are reported under the following two segments: United States (U.S.) and International. The operating segments reported below, U.S. and International, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

United States
      U.S. is our largest segment, representing 78% and 77% of core revenue for the three months ended March 31, 2006 and 2005, respectively.

      The following table presents U.S. revenue by customer solution set and U.S. operating income for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,

	2006	2005

	(Amounts in
	millions)
Revenue:
Risk Management Solutions	$176.1	$164.7
Sales & Marketing Solutions	83.6	77.4
E-Business Solutions	19.6	15.2
Supply Management Solutions	6.7	5.9

Core U.S. Revenue	$286.0	$263.2

Operating Income	$103.7	$98.1

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

U.S. Overview
      U.S. core revenue increased $22.8 million, or 9%, for the three months ended March 31, 2006 compared with the three months ended March 31, 2005. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets
      On a customer solution set basis, the $22.8 million increase in U.S. core revenue for the three months ended March 31, 2006 versus the three months ended March 31, 2005 reflects:

Risk Management Solutions

•	an $11.4 million, or 7%, increase in Risk Management Solutions.

Traditional Risk Management Solutions, which accounted for 77% of total U.S. Risk Management Solutions, increased 4%. There were two main drivers of this growth:

•	continued growth of each of our Preferred Pricing Agreement and Preferred Pricing Agreement with DNBi subscription plans, from existing customers who are willing to increase the level of business they do with us. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, within pre-defined ranges, provided such customers commit to an increased level of spend from their historical levels; and

•	our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit.

Value-Added Risk Management Solutions, which accounted for 23% of total U.S. Risk Management Solutions, increased 18%. The increase was primarily attributed to higher sales and the timing of completion of tailored customized solutions and services.

Sales & Marketing Solutions

•	a $6.2 million, or 8%, increase in Sales & Marketing Solutions.

Traditional Sales & Marketing Solutions, which accounted for 43% of total U.S. Sales & Marketing Solutions, increased 1%. The increase in the Traditional Sales & Marketing Solutions reflects higher purchase commitments from our third party channels.

Our Value-Added Sales & Marketing Solutions, which accounted for 57% of total U.S. Sales & Marketing Solutions, increased by 14%. The increase was primarily driven by higher purchases from our existing customers.

E-Business Solutions

•	a $4.4 million, or 29%, increase in E-Business Solutions, representing continued strength in Hoover’s subscription and advertising sales.

Supply Management Solutions

•	a $0.8 million, or 14%, increase in Supply Management Solutions, on a small base, which includes six points of growth associated with our Open Ratings acquisition.
      U.S. operating income for the three months ended March 31, 2006 was $103.7 million, compared to $98.1 million for the three months ended March 31, 2005, an increase of $5.6 million, or 6%. The increase in operating income was primarily attributed to an increase in U.S. revenue for the three months ended March 31, 2006 and the benefits of our reengineering efforts, partially offset by higher pension costs and lower postretirement benefit income, the effect of the adoption of SFAS No. 123R and the impact of increased costs associated with data purchases from our International segment.

International
      International represented 22% and 23% of our core revenue for the three months ended March 31, 2006 and 2005, respectively. The following table presents our International revenue by customer solution set and International operating income:

	Three Months
	Ended March 31,

	2006	2005

	(Amounts in
	millions)
Revenue:
Risk Management Solutions	$67.8	$67.4
Sales & Marketing Solutions	11.5	9.3
E-Business Solutions	1.0	0.4
Supply Management Solutions	0.9	1.0

Core International Revenue	$81.2	$78.1

Operating Income	$8.7	$1.9

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

International Overview
      International core revenue increased $3.1 million, or 4% (11% increase before the effect of foreign exchange), for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005 due, in part, to poor operating performance in the first quarter of 2005. The increase is primarily a result of:

•	our Italian real estate data business, which contributed three percentage points of revenue growth, mainly due to a price increase in February 2005; and

•	an increase in revenue from each of our United Kingdom (“UK”) and Asia Pacific markets. The increase in revenue in the UK is due, in part, to poor operating performance in the first quarter of 2005;

      partially offset by:

•	the negative impact of foreign exchange.

International Customer Solution Sets
      On a customer solution set basis, the $3.1 million increase in International core revenue for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005 reflects:

Risk Management Solutions
      Risk Management Solutions increased $0.4 million, or 1% (8% increase before the effect of foreign exchange), reflecting:

•	Traditional Risk Management Solutions, which accounted for 89% of International Risk Management Solutions, decreased approximately 1% (6% increase before the effect of foreign exchange), reflecting six points of growth from our Italian real estate data price increase in February 2005.

•	Value-Added Risk Management Solutions, which accounted for 11% of International Risk Management Solutions, increased approximately 20% (22% increase before the effect of foreign exchange) driven mainly by higher-value project-oriented business in our UK market.

Sales & Marketing Solutions
      Sales & Marketing Solutions increased $2.2 million, or 23% (30% increase before the effect of foreign exchange), reflecting:

•	Traditional Sales & Marketing Solutions, which accounted for 53% of International Sales & Marketing Solutions, increased approximately 24% (31% increase before the effect of foreign exchange), reflecting increased purchases in our UK market resulting from larger customer commitments made in the fourth quarter of 2005 and a lower rate of cancellations in the first quarter of 2006 as compared to the prior year period.

•	Value-Added Sales & Marketing Solutions, which accounted for 47% of International Sales & Marketing Solutions, increased approximately 22% (30% increase before the effect of foreign exchange) primarily attributed to a shift in the timing of a customer renewal from the fourth quarter of 2005 into the first quarter of 2006 and an increase in purchases by customers’ in our Asia Pacific market.

E-Business Solutions

•	a $0.6 million increase in E-Business Solutions, from $0.4 million for the three months ended March 31, 2005 to $1.0 million for the three months ended March 31, 2006. The increase is primarily attributed to increased market penetration of our Hoover’s solutions to customers in Europe.

Supply Management Solutions

•	a $0.1 million, or 13% decrease, in Supply Management Solutions (5% decrease before the effect of foreign exchange).

      International operating income increased $6.8 million for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, primarily due to:

•	an increase in core revenue;

•	the benefits of our prior reengineering efforts which improved our efficiency; and

•	data sales to our U.S. segment, as referenced earlier;

      partially offset by:

•	investments in our DUNSRight quality process.
      Certain additional factors affecting International create particular challenges to our international business. For example:

•	Governmental agencies, which may seek, from time to time, to increase the fees or taxes that we must pay to acquire, use and/or redistribute data. For example:

•	During the first quarter of 2005, regulations implementing new tax legislation became effective in Italy that significantly increased data acquisition costs for our Italian real estate data business and required that we pay a fee each time we resell that data. In response to this, we instituted a combination of price increases to our customers and reengineering efforts. As a result, both our revenue and our operating costs increased, without a material impact to our operating income. We believe that aspects of the regulations are illegal and, therefore, are challenging them in court and with anti-trust authorities. We cannot predict the outcome of these efforts.

•	In addition, in the first quarter of 2006, the Italian government enacted legislation to further regulate the reuse of other public data that we currently use to support our Italian Risk Management Solutions business. Based on our assessment of the legislation and discussions with relevant authorities, we currently believe that this legislation will not have a material impact on our revenue, operating expenses, financial condition or results of operations.
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
      The following important factors could cause actual results to differ materially from those projected in such forward-looking statements:

•	We rely significantly on third parties to support critical components of our business model in a continuous and high quality manner, including third party data providers, strategic partners in our WorldWide network, and outsourcing partners;

•	Demand for our products is subject to intense competition, changes in customer preferences and, to a lesser extent, economic conditions which impact customer behavior;

•	The profitability of our International segment depends on our ability to identify and execute on various initiatives, such as the implementation of subscription plan pricing and successfully managing our

WorldWide Network, and to identify and contend with various challenges present in foreign markets, such as local competition and the availability of public records at no cost;

•	Our ability to renew large contracts and the timing thereof may impact our results of operations from period to period;

•	Our results, including operating income, are subject to the effects of foreign economies, exchange rate fluctuations and U.S. and foreign legislative or regulatory requirements, and the adoption of new or changes in accounting policies and practices, including pronouncements by the Financial Accounting Standards Board or other standard setting bodies;

•	Our solutions and brand image are dependent upon the integrity of our global database and the continued availability thereof through the internet and by other means, as well as our ability to protect key assets, such as data center capacity;

•	We are involved in various tax matters and legal proceedings, the outcomes of which are unknown and uncertain with respect to the impact on our cash flow and profitability;

•	Our ability to successfully implement our Blueprint for Growth Strategy requires that we successfully reduce our expense base through our Financial Flexibility Program, and reallocate certain of the expense base reductions into initiatives that produce desired revenue growth;

•	Our future success requires that we attract and retain qualified personnel in regions throughout the world;

•	Our ability to repurchase shares is subject to market conditions, including trading volume in our common stock, and our ability to repurchase securities in accordance with applicable securities laws;

•	Our projection for free cash flow in 2006 is dependent upon our ability to generate revenue, our collection processes, customer payment patterns, the amount and timing of payments related to the tax and other matters and legal proceedings in which we are involved, and the timing and volume of stock option exercises; and

•	Our ability to acquire and successfully integrate other complimentary businesses, products and technologies into our existing business, without significant disruption to our existing business or to our financial results.

      We elaborate on the above list of important factors in our other filings with the SEC, particularly in the discussion of our Risk Factors in Item 1A. of our Annual Report on the Form 10-K for the year ended December 31, 2005. It should be understood that it is not possible to predict or identify all risk factors. Consequently, the above list of important factors and the Risk Factors discussed in our Annual Report on the Form 10-K should not be considered to be a complete discussion of all of our potential trends, risks and uncertainties. Except as otherwise required by federal securities laws, we do not undertake to update any forward-looking statement we may make from time to time.
Liquidity and Financial Position
      In accordance with our Blueprint for Growth strategy, we have used our cash for three primary purposes: investing in the current business, acquisitions as appropriate, and our share repurchase programs, as approved by our Board of Directors.
      We believe that cash provided by operating activities, supplemented as needed with readily available financing arrangements, is sufficient to meet our short-term and long-term needs, including the cash costs of our restructuring charges, transition costs, contractual obligations and contingencies (see Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q), excluding the legal matters identified therein for which exposures are not estimable. In addition, on March 15, 2006 we refinanced our then outstanding $300 million senior fixed-rate notes (see Note 4 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q). We have the ability to access the short-term borrowings market from time to time to fund our working capital needs, acquisitions and share repurchases, if needed. Such borrowings would be supported by our bank credit facilities, if needed.

Cash Provided by Operating Activities
      Net cash provided by operating activities decreased by $30.7 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This decline was driven by an increase in our Other Non-Current Assets from prior year levels primarily for a deposit with the IRS related to legacy tax matters in order to stop the accrual of statutory interest on potential tax deficiencies. See “Note 7 — Contingencies (Tax Matters)” to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, the implementation of SFAS No. 123R required the benefits of tax deductions in excess of the tax impact of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows by $18.1 million for the three months ended March 31, 2006. Included in the $18.1 million, was $8.5 million associated with the exercise of 0.4 million of Moody’s stock options. This effect will be partially offset by lower tax payments in the second quarter of 2006.

Cash Used in Investing Activities
      Our business is not capital-intensive, and most of our spending to grow the business is funded by operating cash flow. As a result of our Financial Flexibility Programs, we have sold non-core businesses and real estate assets. Proceeds from these sales have partially (or in some cases, fully) offset our capital expenditures and additions to computer software and other intangibles.
      Net cash used in investing activities totaled $7.8 million for the three months ended March 31, 2006, compared with net cash in investing activities of $39.0 million for the three months ended March 31, 2005. This change primarily relates to the following activities:

•	During the three months ended March 31, 2006, we acquired Open Ratings for approximately $8.0 million, inclusive of cash acquired of $0.4 million, funded with cash on hand. See Note 12 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

•	During the three months ended March 31, 2006, we had $6.2 million of net redemptions in short-term marketable securities, as compared to $48.2 million during the three months ended March 31, 2005.
      Investments in total capital expenditures, including computer software and other intangibles, were $5.7 million in the three months ended March 31, 2006 and $4.6 million in the three months ended March 31, 2005. Such investments were primarily in the U.S. segment for our investments in DNBi, our interactive, web-based subscription service.
      Cash settlements of our foreign currency contracts for our hedged transactions resulted in a $0.2 million outflow during the three months ended March 31, 2006 as compared to a $1.9 million outflow during the three months ended March 31, 2005.

Cash Used in Financing Activities
      Net cash used in financing activities was $102.5 million for the three months ended March 31, 2006 and $65.6 million for the three months ended March 31, 2005.
      During the three months ended March 31, 2006 and 2005, cash used in financing activities was largely attributable to the purchase of treasury shares. For the three months ended March 31, 2006, we repurchased 0.4 million shares of common stock for $30.6 million to mitigate the dilutive effect of the shares issued under our stock incentive programs and ESPP. Additionally, during the three months ended March 31, 2006, we repurchased 1.3 million shares of common stock for $91.9 million related to a previously announced $400 million, two-year share repurchase program approved by our Board of Directors in February, 2005. On

January 31, 2006, our Board of Directors approved the addition of $100 million to this program. For the three months ended March 31, 2005, we repurchased 0.6 million shares of common stock for $35.0 million to mitigate the dilutive effect of the shares issued under our stock incentive programs and ESPP. Additionally, during the three months ended March 31, 2005, we repurchased 0.6 million shares of common stock for $39.2 million related to the share repurchase program.
      For the three months ended March 31, 2006, net proceeds from our stock-based awards were $20.0 million, compared with $8.5 million for the three months ended March 31, 2005. The increase was driven by increased stock option exercise activity during the three months ended March 31, 2006.
      In addition, the implementation of SFAS No. 123R, effective January 1, 2006, requires the benefits of tax deductions in excess of the tax impact of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows by $18.1 million for the three months ended March 31, 2006.
      As part of our spin-off from Moody’s/ D&B2 in 2000, we entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). Under the TAA, Moody’s/ D&B2 and D&B agreed that Moody’s/ D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/ D&B2 stock options (including Moody’s/ D&B2 options exercise by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/ D&B2). Put simply, the tax deduction goes to the issuing company of the stock option. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed upon treatment of the tax deductions under the TAA, then the party that then becomes entitled to take the deduction may be required to indemnify the other party for the loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that require that that tax deduction belongs to the employer of the optionee and not the issuer of the option. (i.e. D&B would be entitled to deduct compensation expense associated with a D&B employee exercising a Moody’s/ D&B2 option). During the three months ended March 31, 2006, we made a payment of approximately $20.9 million to Moody’s/ D&B2 under the TAA which was fully accrued as of December 31, 2005.
      In March 2006, we issued senior notes with a face value of $300 million that mature on March 14, 2011 bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our existing $300 million notes which matured on March 15, 2006. The senior fixed rate notes maturing in 2011 are recorded as Long-Term Debt in our consolidated balance sheet at March 31, 2006. The 2011 note imposes certain limitations on the Company such as liens, sale and leasebacks, consolidation, merger and sale of assets. The 2011 note does not contain any financial covenants.
      During the three months ended March 31, 2006, we had a total of $300 million of bank credit facilities available at prevailing short-term interest rates, which will expire in September 2009. These facilities also support our commercial paper borrowings up to $300 million. We have not drawn on the facilities and we did not have any borrowings outstanding under these facilities at March 31, 2006 or 2005. We also have not borrowed under our commercial paper program in 2006. The facilities require the maintenance of interest coverage and total debt to EBITDA ratios (each as defined in the agreement). We were in compliance with these requirements at March 31, 2006 and 2005. We believe that cash flows generated from operations, supplemented as needed with readily available financing arrangements, are sufficient to meet our short-term and long-term needs, including any payments that may be required in connection with our Financial Flexibility Program restructuring charges discussed in Note 3 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, to meet commitments and contractual obligations as explained in more detail in Note 12 of our Form 10-K for the year ended December 31, 2005, and to settle the contingencies discussed in Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, excluding the matters identified therein for which the exposures are not estimable.
      At March 31, 2006 and December 31, 2005, certain of our international operations also had non-committed lines of credit of $17.4 million and $17.2 million, respectively. We had borrowings of $0.5 million outstanding under these lines of credit at March 31, 2006 and there were no borrowings outstanding at

December 31, 2005. These arrangements have no material commitment fees or compensating balance requirements.
      On September 30, 2005 and February 10, 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in treasury rates in the anticipation of a future debt issuance during the first half of 2006. These transactions were accounted for as a cash flow hedge, and, as such, changes in fair value of the related swap that took place through the date of debt issuance were recorded in Accumulated Other Comprehensive income. In connection with the issuance of our $300 million fixed-rate notes maturing in 2011, these interest rate transactions were terminated resulting in proceeds of $5.0 million. The proceeds are recorded in Other Comprehensive Income and will be amortized over the life of the $300 million notes due on March 14, 2011.
Future Liquidity — Sources and Uses of Funds

Share Repurchases and Dividends
      On January 31, 2006, our Board of Directors approved the addition of $100 million to our existing $400 million, two-year share repurchase program. During the three months ended March 31, 2006, we repurchased 1.3 million shares of common stock for $91.9 million. We believe that we will repurchase the remaining $208.1 million under this program by December 31, 2006, subject to market and other conditions beyond our control.
      We also intend to continue to repurchase shares, subject to volume limitations, to offset the dilutive effect of the shares issued under our stock incentive programs and ESPP. During the three months ended March 31, 2006, we repurchased 0.4 million shares of common stock for $30.6 million, which was partially offset by $20.0 million proceeds from employees related to the stock incentive programs.

Spin-off Obligation
      As part of our spin-off from Moody’s/ D&B2 in 2000, we entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA). Under the TAA, Moody’s/ D&B2 and D&B agreed that Moody’s/ D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/ D&B2 stock options (including Moody’s/ D&B2 options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/ D&B2). Put simply, the tax deduction goes to the issuing company of the stock option. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed upon treatment of the tax deductions under TAA, then the party that then becomes entitled to take the deduction may be required to indemnify the other party for the loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that require that that tax deduction belongs to the employer of the optionee and not the issuer of the option. (i.e. D&B would be entitled to deduct compensation expense associated with a D&B employee exercising a Moody’s/ D&B2 option). During the three months ended March 31, 2006, we made a payment of approximately $20.9 million to Moody’s/ D&B2 under the TAA which was fully accrued as of December 31, 2005. In addition, under the TAA, we received the benefit of additional tax deductions and we may be required to reimburse Moody’s/ D&DB2 for the loss of income tax deductions relating to 2002 and the first quarter of 2006 of approximately $21.6 million in the aggregate. This potential reimbursement is a reduction to shareholders’ equity. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA, timing of future exercises of options, the future price of the stock underlying the stock options and relevant tax rates.
      As of March 31, 2006, current and former employees of D&B held 1.7 million Moody’s stock options. These stock options had a weighted average exercise price of $11.15 and a remaining contractual life ranging from one to four years as of March 31, 2006. All of these options are currently exercisable.

Potential Payments in Settlement of Tax and Legal Matters
      We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in cash payments in the amounts described in “Note 7 — Contingencies (Legal Proceedings)” in this Quarterly Form 10-Q, as well, as payments, the amount of which cannot be determined at the present time. We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in these matters.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. Our 2005 consolidated financial statements included in Item 7a. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K provide a more detailed discussion of the market risks affecting operations. As of March 31, 2006, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ending December 31, 2005.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls
      We evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).
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

Conclusions regarding Disclosure Controls
      Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended March 31, 2006, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
      There was no change in our internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      Information in response to this Item is included in Part I — Item I — “Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
      The following table provides information about purchases made by or on behalf during the quarter ended March 31, 2006 of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act:

				Maximum	Approximate
				Number of	Dollar Value of
				Currently	Currently
			Total Number of	Authorized	Authorized
			Shares Purchased	Shares that May	Shares that May
	Total		as Part of	Yet Be	Yet Be
	Number of	Average	Publicly	Purchased	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans	Under the Plans
Period	Purchased(a)	per Share	or Programs(a)	or Programs(b)	or Programs(b)

(Amounts in millions, except per share data)
January 1-31, 2006	0.3	$71.81	0.3	—	$—
February 1-28, 2006	0.6	$71.59	0.6	—	—
March 1-31, 2006	0.8	$74.05	0.8	—	—

Quarter Ended March 31, 2006	1.7	$72.80	1.7	2.3	$208.1

(a)	During the three months ended March 31, 2006, we repurchased 0.4 million shares of common stock for $30.6 million to mitigate the dilutive effect of the shares issued under our stock incentive programs and Employee Stock Purchase Plan. This program was announced in July 2003 and expires in September 2006. The maximum amount authorized under the program is 6.0 million shares. Additionally, during the three months ended March 31, 2006, we repurchased 1.3 million shares of common stock for $91.9 million related to a previously announced two-year share repurchase program approved by our Board of Directors in February 2005. This program expires in February 2007.

(b)	Excludes shares that may be purchased under our $400 million, two-year share repurchase program approved by our Board of Directors and announced in February 2005. In January 2006, our Board of Directors approved the addition of $100 million to our existing $400 million, two-year share repurchase program, which was announced in February 2005, and $291.9 million was repurchased through March 31, 2006. The total program expires in February 2007.

Item 5.	Other Information

Form of Detrimental Conduct Agreement
      We have a detrimental conduct program under which employees who received equity-based awards are required to sign an agreement upon receipt of such awards. This agreement requires employees to return a portion of the amounts received pursuant to such awards if, during their employment and for one year thereafter (two years in the case of executive officers on the global leadership team), they engage in “detrimental conduct,” which includes working for a competitor, disclosing confidential information and acting otherwise than in the interests of the Company. We periodically review and revise our Form of Detrimental Conduct Agreement and we have included our current Form of Detrimental Conduct Agreement as an Exhibit to this Quarterly Report on Form 10-Q.

Executive Retirement Plan of the Dun & Bradstreet Corporation
      In May 2006, we approved The Executive Retirement Plan of the Dun & Bradstreet Corporation, a non-qualified plan, which provides certain retirement income benefits to certain of our executive officers. This plan is similar to our existing Supplemental Executive Plan, which applies to other executive officers. Retirement income benefits are just one element of our compensation program for executive officers. A description of our compensation program elements can be found in our Proxy Statement filed with the Securities and Exchange Commission on March 23, 2006 (the “Proxy”) and in future Proxy Statement filings with the SEC. We have included The Executive Retirement Plan of the Dun & Bradstreet Corporation as an Exhibit to this Quarterly Report on Form 10-Q.

Re-Approval of the Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan
      At our Annual Meeting of Shareholders held on May 2, 2006, shareholders voted upon and re-approved our Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan (the “Plan”). The Board of Directors previously adopted the Plan on October 18, 2000, which provides for annual performance-based bonuses to executive officers whose compensation may be subject to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”). The Plan was initially approved by shareholders at the 2001 Annual Meeting of Shareholders on April 27, 2001.
      The Tax Code requires resubmission of the Plan to shareholders for re-approval within five years of initial approval to ensure that compensation awarded under the plan can continue to qualify as tax deductible “performance-based” compensation under Section 162(m) of the Tax Code. No changes were proposed to the Plan in connection with the re-approval thereof. Additional information concerning the re-approval of the Plan was “previously reported” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934) in the Proxy, and we have included the Plan as an Exhibit to this Quarterly Report on Form 10-Q.

Forms of Change in Control Severance Agreements
      Pursuant to the terms of change in control severance agreements with the Company, the Executive Officers (as set forth in our Proxy) who are direct reports to our Chairman & CEO, will be provided certain benefits upon actual or constructive termination of employment in the event of a potential change in control or change in control of the Company. If, following a potential change in control or change in control, the executive is terminated other than for cause or by reason of death, disability or normal retirement, or the executive terminates employment for good reason (generally, an unfavorable change in employment status, compensation or benefits or a required relocation), the executive shall be entitled to receive: (i) a lump-sum payment equal to three times the sum of salary plus the annual target bonus then in effect; (ii) continuation of welfare benefits and certain perquisites for three years; (iii) retiree medical and life insurance benefits starting at age 55; (iv) outplacement consulting in the amount of 20% of the sum of salary plus the annual target bonus then in effect, but not exceeding $100,000; (v) immediate vesting of certain entitlements; (vi) a prorated annual target bonus for the year in which the change in control occurs and a full target bonus for all other bonus plans in effect at the time of termination; and (vii) payment of any excise taxes due in respect of the foregoing benefits. Regarding all other members of the global leadership team, if, following a potential change in control or change in control, the executive is terminated other than for cause or by reason of death, disability or normal retirement, or the executive terminates employment for good reason (generally, an unfavorable change in employment status, compensation or benefits or a required relocation), the executive shall be entitled to receive the same benefits as the direct report executive officers, as described above, except that: (i) the lump-sum payment will be equal to two times the sum of salary plus the annual target bonus then in effect; (ii) the continuation of welfare benefits and certain perquisites will be for only two years; and (iii) outplacement consulting will be in the amount of 15% of the sum salary plus annual target bonus then in effect, but not exceeding $50,000. We periodically review and revise our Forms of Change in Control Severance Agreements and we have included our current Forms of Change in Control Severance Agreements as an Exhibit to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits
      +Exhibit 10.1 — Form of Detrimental Conduct Agreement.
      +Exhibit 10.2 — Executive Retirement Plan of the Dun & Bradstreet Corporation.
      +Exhibit 10.3 — The Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan.
      +Exhibit 10.4 — Forms of Change in Control Severance Agreements.
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
      + Represents a management contract or compensatory plan.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ Sara Mathew

Sara Mathew
Chief Financial Officer
Date: May 5, 2006

By:	/s/ Anastasios G. Konidaris

Anastasios G. Konidaris
Principal Accounting Officer
Date: May 5, 2006