Form 10-Q
period 2006-06-30
DUN & BRADSTREET CORP/NW
filed 2006-08-04
CIK 1115222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding at
Title of Class	June 30, 2006

Common Stock, par value $0.01 per share	62,816,105

THE DUN & BRADSTREET CORPORATION

INDEX TO FORM 10-Q

		Page

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Consolidated Statements of Operations for the Three Month and Six Month Periods Ended June 30, 2006 and 2005 (Unaudited)	1
	Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005 (Unaudited)	2
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	3
	Notes to Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54
Item 4.	Controls and Procedures	54
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities, and Use of Proceeds	55
Item 4.	Submission of Matters to a Vote of Security Holders	55
Item 5.	Other Information	56
Item 6.	Exhibits	57
	SIGNATURES	58
Exhibits
Exhibit-10.1: Form of Indemnification Agreement
Exhibit-31.1: Certification
Exhibit-31.2: Certification
Exhibit-32.1: Certification
Exhibit-32.2: Certification
EX-10.1: FORM OF IDENTIFICATION AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
	(Amounts in millions, except per share data)

Revenue	$367.4	$351.7	$734.6	$693.0

Operating Expenses	117.7	107.0	227.1	202.1
Selling and Administrative Expenses	153.0	153.2	311.9	308.4
Depreciation and Amortization	7.5	8.8	14.0	17.4
Restructuring Charge	3.6	6.5	10.0	16.9

Operating Costs	281.8	275.5	563.0	544.8

Operating Income	85.6	76.2	171.6	148.2

Interest Income	1.6	3.1	4.3	5.9
Interest Expense	(4.2)	(5.0)	(9.6)	(10.3)
Minority Interest (Loss) Income	(0.1)	(0.4)	(0.2)	0.3
Other Income (Expense) — Net	0.4	3.4	(0.1)	3.2

Non-Operating (Expense) Income — Net	(2.3)	1.1	(5.6)	(0.9)

Income Before Provision for Income Taxes	83.3	77.3	166.0	147.3
Provision for Income Taxes	31.2	30.2	62.5	48.3
Equity in Net Income of Affiliates	0.1	—	0.2	0.2

Net Income	$52.2	$47.1	$103.7	$99.2

Basic Earnings per Share of Common Stock	$0.81	$0.70	$1.59	$1.46

Diluted Earnings per Share of Common Stock	$0.79	$0.67	$1.54	$1.40

Weighted Average Number of Shares Outstanding — Basic	64.3	67.7	65.3	67.9
Weighted Average Number of Shares Outstanding — Diluted	66.1	70.4	67.1	70.6

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(Amounts in millions, except per share data)

ASSETS
Current Assets
Cash and Cash Equivalents	$117.1	$195.3
Marketable Securities	—	109.4
Accounts Receivable, Net of Allowance of $21.8 at June 30, 2006 and $22.0 at December 31, 2005	328.5	380.3
Other Receivables	36.9	36.0
Deferred Income Tax	32.1	22.3
Other Current Assets	19.8	16.0

Total Current Assets	534.4	759.3

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $194.4 at June 30, 2006 and $190.2 at December 31, 2005	43.3	44.2
Prepaid Pension Costs	476.0	470.8
Computer Software, Net of Accumulated Amortization of $337.9 at June 30, 2006 and $315.9 at December 31, 2005	42.1	32.0
Goodwill	227.1	220.2
Deferred Income Tax	34.9	37.9
Other Non-Current Assets	92.1	49.0

Total Non-Current Assets	915.5	854.1

Total Assets	$1,449.9	$1,613.4

LIABILITIES
Current Liabilities
Accounts Payable	$33.9	$43.9
Accrued Payroll	71.2	108.7
Accrued Income Tax	0.2	1.5
Short-Term Debt	0.4	300.8
Other Accrued and Current Liabilities	165.6	160.5
Deferred Revenue	449.3	413.7

Total Current Liabilities	720.6	1,029.1

Pension and Postretirement Benefits	430.7	432.6
Long-Term Debt	354.3	0.1

Other Non-Current Liabilities	78.7	74.0

Total Liabilities	1,584.3	1,535.8

Contingencies (Note 7)

Shareholders’ Equity
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized — 0.5 shares; outstanding — none	—	—
Preferred Stock, $0.01 par value per share, authorized — 9.5 shares; outstanding — none	—	—
Series Common Stock, $0.01 par value per share, authorized — 10.0 shares; outstanding — none	—	—
Common Stock, $0.01 par value per share, authorized — 200.0 shares; issued — 81.9 shares	0.8	0.8
Unearned Compensation	—	(5.4)
Capital Surplus	185.5	183.8
Retained Earnings	995.2	891.5
Treasury Stock, at cost, 19.1 shares at June 30, 2006 and 14.9 shares at December 31, 2005	(1,045.9)	(705.5)
Cumulative Translation Adjustment	(162.0)	(175.7)
Minimum Pension Liability Adjustment	(112.7)	(112.7)
Other Comprehensive Income	4.7	0.8

Total Shareholders’ Equity	(134.4)	77.6

Total Liabilities and Shareholders’ Equity	$1,449.9	$1,613.4

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
	(Amounts in millions)

Cash Flows from Operating Activities:
Net Income	$103.7	$99.2
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	14.0	17.4
Gain from Sales of Businesses	—	(3.3)
Income Tax Benefit from Stock-Based Awards	31.3	4.7
Excess Tax Benefit on Stock-Based Awards	(25.1)	—
Equity-Based Compensation	11.1	6.7
Restructuring Charge	10.0	16.9
Restructuring Payments	(7.6)	(16.9)
Deferred Income Taxes, Net	(2.7)	(36.6)
Accrued Income Taxes, Net	(0.8)	33.6
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	58.8	31.5
Increase in Other Current Assets	(0.4)	(8.3)
Increase in Deferred Revenue	27.9	31.6
Decrease in Accounts Payable	(12.1)	(9.4)
Decrease in Accrued Liabilities	(21.3)	(27.4)
Decrease in Other Accrued and Current Liabilities	(3.7)	(2.7)
Changes in Non-Current Assets and Liabilities:
Increase in Other Long-Term Assets	(41.9)	(5.0)
Decrease in Long-Term Liabilities	(3.9)	(10.9)
Net, Other Non-Cash Adjustments	0.6	0.3

Net Cash Provided by Operating Activities	137.9	121.4

Cash Flows from Investing Activities:
Investments in Marketable Securities	(149.6)	(99.0)
Redemptions of Marketable Securities	259.0	112.4
Proceeds from Sales of Businesses, Net of Cash Divested	—	20.3
Payments for Acquisitions of Businesses, Net of Cash Acquired	(8.3)	(1.3)
Cash Settlements of Foreign Currency Contracts	(0.8)	(0.3)
Capital Expenditures	(4.2)	(4.5)
Additions to Computer Software and Other Intangibles	(16.8)	(5.1)
Net, Other	0.2	0.2

Net Cash Provided by Investing Activities	79.5	22.7

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(396.6)	(144.4)
Net Proceeds from Stock-Based Awards	25.6	13.9
Spin-off Obligation	(20.9)	(9.2)
Payment of Debt	(300.0)	—
Proceeds from Issuance of Long-Term Debt	299.2	—
Proceeds from Borrowings on Credit Facilities	55.0	1.3
Payment of Bond Issue Costs	(2.2)	—
Termination of Interest Rate Derivatives	5.0	—
Excess Tax Benefit on Stock-Based Awards	25.1	—
Net, Other	(0.2)	—

Net Cash Used in Financing Activities	(310.0)	(138.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	14.4	(13.3)

Decrease in Cash and Cash Equivalents	(78.2)	(7.6)
Cash and Cash Equivalents, Beginning of Period	195.3	252.9

Cash and Cash Equivalents, End of Period	$117.1	$245.3

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Income Taxes, Net of Refunds	$34.8	$46.6
Interest	$10.1	$8.9

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts in millions, except per share data)

Note 1 — Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B”, “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2005. The consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included.

All significant inter-company transactions have been eliminated in consolidation.

The financial statements of the subsidiaries outside the United States (“U.S.”) and Canada reflect three month and six month periods ended May 31, 2006, in order to facilitate timely reporting of our unaudited consolidated financial results and financial position.

Where appropriate, we have reclassified certain prior period amounts to conform to our current presentation.

Significant Accounting Policies

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. During the six months ended June 30, 2006, we updated the significant accounting policy titled “Stock-Based Compensation” as follows:

Stock-Based Awards

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) or “SFAS No. 123R,” “Share-Based Payments,” requiring the recognition of compensation expense in the income statement related to the fair value of our employee stock options and our 15% discount from market value, subject to limitations, under our Employee Stock Purchase Plan (“ESPP”). Determining the fair value of stock options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. For further detail on Stock-Based Awards, see Note 9 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Note 2 —	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” or “FIN 48,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We plan to adopt the provisions of FIN 48 as required on January 1, 2007. The cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. We are currently assessing the impact the adoption of FIN 48 will have on our consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the accounting and reporting requirements for a change in accounting principle. Accounting Principle Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” are superseded by SFAS No. 154, which requires retrospective application to prior periods’ financial statements for changes in an accounting principle. SFAS No. 154 applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 also defines a restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in the first quarter of 2006 did not have an impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This standard requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period that an employee provides service in exchange for the award, which normally would be the vesting period. We adopted SFAS No. 123R on January 1, 2006, as required by the U.S. Securities and Exchange Commission (“SEC”), under the Modified Prospective application method. During the three and six month periods ended June 30, 2006, we incurred additional expenses of approximately $3.4 million and $7.4 million, respectively, related to stock options and our ESPP. In addition, SFAS No. 123R also requires the benefits of tax deductions in excess of the tax impact of recognized compensation expense to be reported as cash flows from financing activities, rather than cash flows from operating activities. As a result, we reclassified $25.1 million from net cash flows from operating activities to net cash used in financing activities during the six months ended June 30, 2006.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides a deduction from income for qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (“ETI”) for foreign sales. In December 2004, the FASB issued Financial Statement Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP No. FAS 109-1 provides guidance on the accounting implications of the Act related to the deduction for qualified domestic production activities. The deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. In May 2006, the Treasury and the Internal Revenue Service issued final regulations relating to the domestic production activities. Based on these regulations, during the six months ended June 30, 2006, we recorded tax benefits relating to this deduction in our effective tax rate of approximately $0.5 million, of which $0.3 million related to the six months ended June 30, 2006 and $0.2 million related to the year ended December 31, 2005. We anticipate recording a tax benefit of approximately $0.7 million (inclusive of the $0.2 million related to the year ended December 31, 2005) for the year ended December 31, 2006.

Note 3 —	Impact of Implementation of the Blueprint for Growth Strategy

Restructuring Charge

Since the launch of our Blueprint for Growth strategy, we have implemented Financial Flexibility Programs. In each of these Programs, we identified ways to reduce our expense base and reallocated most of the identified spending to other areas of our operations to improve revenue growth. With each Program, we have incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations,

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

asset write-offs, and/or costs to terminate lease obligations less assumed sublease income). These charges are incurred as a result of eliminating, consolidating, standardizing, automating and/or outsourcing operations of our business. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility Programs.

For the three month and six month periods ended June 30, 2006 and 2005, the restructuring charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations. The curtailment gains were recorded in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and the curtailment charges were recorded in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

During the three months ended June 30, 2006, we recorded a $3.5 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”), a $0.2 million net restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”) and a $0.1 million restructuring gain in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The components of these charges and gains included:

•	severance and termination costs of $2.6 million associated with approximately 100 employees related to the 2006 Financial Flexibility Program and $0.3 million associated with approximately 10 employees related to the 2005 Financial Flexibility Program. During the three months ended June 30, 2006, approximately 100 positions and 10 positions were eliminated in conjunction with our 2006 Financial Flexibility Program and 2005 Financial Flexibility Program, respectively;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.9 million related to the 2006 Financial Flexibility Program; and

•	curtailment gains of $0.1 million related to the U.S. postretirement benefit plan resulting from employee termination actions for the 2005 Financial Flexibility Program and $0.1 million related to the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

During the three months ended June 30, 2005, we recorded a $9.3 million restructuring charge in connection with the 2005 Financial Flexibility Program and a $2.8 million net restructuring gain for the International Business Machines Corporation (“IBM”) outsourcing agreement in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•	severance and termination costs of $8.2 million associated with approximately 175 employees related to the 2005 Financial Flexibility Program and $0.1 million associated with approximately 180 employees related to the 2004 Financial Flexibility Program. During the three months ended June 30, 2005, approximately 120 positions were eliminated in conjunction with each of our 2005 Financial Flexibility Program and 2004 Financial Flexibility Program;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.8 million related to the 2005 Financial Flexibility Program;

•	curtailment charge of $0.3 million related to our United Kingdom (“UK”) pension plan for the 2005 Financial Flexibility Program. In accordance with SFAS No. 87 and SFAS No. 88, we were required to recognize a one-time curtailment charge to the UK pension plan related to the headcount actions of the 2005

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

Financial Flexibility Program. The curtailment accounting requirement of SFAS No. 88 required us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of employee termination actions, such as full vesting; and

•	curtailment gain of $2.9 million related to the U.S. postretirement benefit plan resulting from employee termination actions for the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

During the six months ended June 30, 2006, we recorded an $8.1 million restructuring charge in connection with the 2006 Financial Flexibility Program, a $2.2 million net restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.3 million net restructuring curtailment gain in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•	severance and termination costs of $7.2 million associated with approximately 100 employees related to the 2006 Financial Flexibility Program and $2.0 million associated with approximately 25 employees related to the 2005 Financial Flexibility Program. During the six months ended June 30, 2006, approximately 125 positions and 20 positions were eliminated in conjunction with our 2006 Financial Flexibility Program and 2005 Financial Flexibility Program, respectively;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.9 million related to the 2006 Financial Flexibility Program and $0.3 million related to the 2005 Financial Flexibility Program; and

•	curtailment gains of $0.1 million for the 2005 Financial Flexibility Program and $0.3 million for the 2004 Financial Flexibility Program related to the U.S. postretirement benefit plan resulting from employee termination actions. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

During the six months ended June 30, 2005, we recorded a $17.5 million restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.6 million net restructuring gain in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•	severance and termination costs of $16.1 million associated with approximately 280 employees related to the 2005 Financial Flexibility Program and $5.1 million associated with approximately 580 employees related to the 2004 Financial Flexibility Program. During the six months ended June 30, 2005, approximately 280 positions and 220 positions were terminated in conjunction with our 2005 Financial Flexibility Program and 2004 Financial Flexibility Program, respectively;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.1 million related to the 2005 Financial Flexibility Program;

•	curtailment charge of $0.3 million related to our UK pension plan for the 2005 Financial Flexibility Program. In accordance with SFAS No. 87 and SFAS No. 88, we were required to recognize a one-time curtailment charge to the UK pension plan related to the headcount actions of the 2005 Financial Flexibility Program. The curtailment accounting requirement of SFAS No. 88 required us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of employee termination actions, such as full vesting; and

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

•	curtailment gain of $5.7 million related to the U.S. postretirement benefit plan resulting from employee termination actions for the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

Since the launch of our Blueprint for Growth Strategy, we have eliminated approximately 5,000 positions through June 30, 2006, which included 300 open positions, and approximately 4,700 employees were terminated (via attrition and termination) under our Financial Flexibility Programs since inception in October 2000. These figures include the 220 employees who were transitioned to IBM as part of the 2004 Financial Flexibility Program and approximately 400 employees who were transitioned to Computer Sciences Corporation (“CSC”) as part of the 2002 Financial Flexibility Program. Under the terms of the CSC agreement, we outsourced certain technology functions in which approximately 400 of our employees who performed data center operations, technology help desk and network management functions in the U.S. and in the UK were transitioned to CSC.

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2006 Financial Flexibility Program.

			Lease
		Pension Plan/	Termination
	Severance	Postretirement	Obligations
	and	Curtailment	and Other
	Termination	Charges (Gains)	Exit Costs	Total

2006 Restructuring Charges
Charge Taken during First Quarter 2006	$4.6	$—	$—	$4.6
Payments during First Quarter 2006	(0.8)	—	—	(0.8)

Balance Remaining as of March 31, 2006	$3.8	$—	$—	$3.8

Charge Taken during Second Quarter 2006	$2.6	$—	$0.9	$3.5
Payments during Second Quarter 2006	(1.7)	—	(0.1)	(1.8)

Balance Remaining as of June 30, 2006	$4.7	$—	$0.8	$5.5

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2005 Financial Flexibility Program.

			Lease
		Pension Plan/	Termination
	Severance	Postretirement	Obligations
	and	Curtailment	and Other
	Termination	Charges (Gains)	Exit Costs	Total

2005 Restructuring Charges
Charge Taken during First Quarter 2005	$7.9	$—	$0.3	$8.2
Payments during First Quarter 2005	(2.4)	—	(0.2)	(2.6)

Balance Remaining as of March 31, 2005	$5.5	$—	$0.1	$5.6

Charge Taken during Second Quarter 2005	$8.2	$0.3	$0.8	$9.3
Payments/Pension Plan Curtailment Charge during Second Quarter 2005	(5.0)	(0.3)	(0.1)	(5.4)

Balance Remaining as of June 30, 2005	$8.7	$—	$0.8	$9.5

Charge Taken during Third Quarter 2005	$4.1	$0.1	$0.3	$4.5
Payments/Pension Plan Curtailment Charge during Third Quarter 2005	(6.8)	(0.1)	(0.3)	(7.2)

Balance Remaining as of September 30, 2005	$6.0	$—	$0.8	$6.8

Charge Taken during Fourth Quarter 2005	$3.1	$2.4	$3.3	$8.8
Payments/Pension Plan and Postretirement Curtailment, Net Charges during Fourth Quarter 2005	(2.2)	(2.4)	(3.1)	(7.7)

Balance Remaining as of December 31, 2005	$6.9	$—	$1.0	$7.9

Charge Taken during First Quarter 2006	$1.7	$—	$0.3	$2.0
Payments during First Quarter 2006	(2.7)	—	—	(2.7)

Balance Remaining as of March 31, 2006	$5.9	$—	$1.3	$7.2

Charge (Gain) Taken during Second Quarter 2006	$0.3	$(0.1)	$—	$0.2
Payments/Postretirement Curtailment Gain during Second Quarter 2006	(1.4)	0.1	(0.2)	(1.5)

Balance Remaining as of June 30, 2006	$4.8	$—	$1.1	$5.9

Actions under the 2004 Financial Flexibility Program have been substantially completed.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 4 —	Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	June 30,	December 31,
	2006	2005

Debt Maturing Within One Year:
Fixed-Rate Notes	$—	$300.0
Other	0.4	0.8

Total Debt Maturing Within One Year	$0.4	$300.8

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of $0.7 million discount as of June 30, 2006)	$299.3	$—
Other Credit Facilities	55.0	—
Other	—	0.1

Total Debt Maturing After One Year	$354.3	$0.1

Fixed-Rate Notes

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our existing $300 million notes which matured on March 15, 2006. The 2011 notes of $299.3 million, net of $0.7 million of discount, are recorded as “Long-Term Debt” in our consolidated balance sheet at June 30, 2006. The $300 million notes that matured on March 15, 2006 were recorded as “Short-Term Debt” at December 31, 2005.

The 2011 notes were issued at a discount of $0.8 million and we incurred underwriting and other fees in the amount of approximately $2.2 million. These costs are being amortized over the life of the 2011 notes. The 2011 notes contain certain covenants that limit our ability to create liens, enter into sale and leasebacks transactions and consolidate, merge or sell assets to another entity. The 2011 notes do not contain any financial covenants.

On September 30, 2005 and February 10, 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the above referenced debt issuance. These transactions were accounted for as cash flow hedges, and as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in accumulated other comprehensive income. In connection with the issuance of the 2011 notes, these interest rate derivative transactions were terminated, resulting in proceeds of approximately $5.0 million at the dates of termination. The proceeds are recorded in other comprehensive income and will be amortized over the life of the 2011 notes.

Other Credit Facilities

At June 30, 2006 and December 31, 2005, we had a $300 million bank credit facility available at prevailing short-term interest rates, which expires in September 2009. At June 30, 2006, we had $55.0 million of borrowings outstanding under this facility with a weighted average interest rate of 5.44%. We borrowed under our facility during the six months ended June 30, 2006 primarily to fund our share repurchase program. We had not drawn on the facility and we did not have any borrowings outstanding under this facility at December 31, 2005. This facility also supports our commercial paper borrowings up to $300 million. We also have not borrowed under our commercial paper program as of June 30, 2006 and December 31, 2005. The facility requires the maintenance of

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

interest coverage and total debt to EBITDA ratios (each as defined in the agreement). We were in compliance with these requirements at June 30, 2006 and December 31, 2005.

Other

At June 30, 2006 and December 31, 2005, we had $0.4 million and $0.8 million, respectively, of capital lease obligations maturing within one year. At December 31, 2005, we had $0.1 million of capital lease obligations maturing after one year.

At June 30, 2006 and December 31, 2005, certain of our international operations had non-committed lines of credit of $15.6 million and $17.2 million, respectively. There were no borrowings outstanding under these lines of credit at June 30, 2006 and December 31, 2005. These arrangements have no material commitment fees and no compensating balance requirements.

At June 30, 2006 and December 31, 2005, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $4.8 million and $7.9 million, respectively.

During the three months ended June 30, 2006, no interest payments were made and during the six months ended June 30, 2006 interest paid totaled $10.1 million. Interest paid totaled $0.4 million and $8.9 million for the three month and six month periods ended June 30, 2005, respectively.

Note 5 —	Reconciliation of Weighted Average Shares Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Share data in millions)

Weighted average number of shares outstanding — basic	64.3	67.7	65.3	67.9
Dilutive effect of shares issuable under our stock incentive plans	1.7	2.6	1.6	2.6
Adjustment of shares applicable to awards exercised during the period	0.1	0.1	0.2	0.1

Weighted average number of shares outstanding — diluted	66.1	70.4	67.1	70.6

Stock-based awards to acquire 0.5 million and 0.1 million shares of common stock were outstanding at June 30, 2006 and 2005, respectively, but were not included in the quarter-to-date computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these equity awards being anti-dilutive. Stock-based awards to acquire 0.8 million and 0.1 million shares of common stock were outstanding at June 30, 2006 and 2005, respectively, but were not included in the year-to-date computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these equity awards being anti-dilutive. Our stock options generally expire 10 years after the grant date.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

Our share repurchases were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2006			2005			2006			2005
Program	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
	(Share data in millions)

Share Repurchase Program	1.6	(a)	$119.3	1.0	(a)	$60.8	2.9	(a)	$211.2	1.6	(a)	$99.9
Repurchases to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP	2.1		154.8	0.1		9.4	2.5		185.4	0.7		44.5

Total Repurchases	3.7		$274.1	1.1		$70.2	5.4		$396.6	2.3		$144.4

(a)	Repurchased under our $400 million, two-year share repurchase program approved by the Board of Directors in February 2005. On January 31, 2006, our Board of Directors approved the addition of $100 million to this program, raising this program amount to $500 million.

Additionally, on August 1, 2006, our Board of Directors approved a new $200 million one-year share repurchase program and a four-year five million share repurchase program. See note 14 to our unaudited consolidated financial statement included in this Quarterly Report Form 10-Q.

Note 6 —	Comprehensive Income

Total comprehensive income for the three month and six month periods ended June 30, 2006 and 2005, which includes net income and other gains and losses that affect shareholders’ equity, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Income	$52.2	$47.1	$103.7	$99.2
Other Comprehensive Income:
Foreign Currency Translation Adjustment	9.4	(14.6)	13.7	(12.0)
Minimum Pension Liability	—	(3.4)	—	(3.4)
Unrealized (Losses) Gains on Investments	(0.2)	—	3.9	—

Total Comprehensive Income	$61.4	$29.1	$121.3	$83.8

Note 7 —	Contingencies

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

Our remaining Legacy Tax Matter is referred to as “Amortization and Royalty Expense Deductions/Royalty Income — 1997-2006.”

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

We estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 amortization expense deductions and the disallowance of such deductions claimed from 2003 to date could be up to $73.6 million (tax, interest and penalties, net of tax benefits but not taking into account the Moody’s/D&B2 repayment to us of $30.7 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates would increase at a rate of approximately $2.0 million per quarter (including potential penalties) as future amortization expenses are deducted. On March 3, 2006, we made a deposit to the IRS of approximately $39.8 million in order to stop the accrual of statutory interest on potential tax deficiencies up to or equal to that amount with respect to tax years 1997-2002.

We also estimate that, with regard to the possible disallowance of deductions for royalty expenses paid to the partnership and the reallocation of royalty income from the partnership, after taking into account certain other tax benefits resulting from the IRS’ position on the partnership, it is unlikely that there will be any net impact to cash flow in addition to the amounts noted above related to the amortization expense deduction disallowance. In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 royalty expense deductions, and the inclusion of the reallocated royalty income for all relevant years, could be up to $150 million (tax, interest and penalties, net of tax benefits). This $150 million would be in addition to the $73.6 million noted above related to the amortization expense deduction.

At the time of the 2000 Distribution, we paid Moody’s/D&B2 approximately $55.0 million in cash representing the discounted value of future tax benefits associated with this transaction. Pursuant to the terms of the 2000 Distribution, should the transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. If the transaction was terminated at June 30, 2006, the amount of such repayment from Moody’s/D&B2 to us would be approximately $30.7 million and would decrease by approximately $4.0 million to $5.0 million per year.

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

We have considered the foregoing Legacy Tax Matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. As of June 30, 2006, we have net $68.2 million of reserves recorded in the consolidated financial statements, made up of the following components: $0.9 million in Accrued Income Tax and $67.3 million in Other Non-Current Liabilities. We believe that these reserves are adequate for our share of the liabilities in these Legacy Tax Matters. Any payments that would be made for these exposures could be significant to our cash from operations in the period a cash payment took place, including any payments for the purpose of obtaining jurisdiction in U.S. District Court or the U.S. Court of Federal Claims to challenge any of the IRS’ positions.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

* * * * *

Legal Proceedings

Hoover’s — Initial Public Offering Litigation

On November 15, 2001, a putative shareholder class action lawsuit was filed against Hoover’s, certain of its then current and former officers and directors (the “Individual Defendants”), and one of the investment banks that was an underwriter of Hoover’s July 1999 initial public offering (“IPO”). The lawsuit was filed in the U.S. District Court for the Southern District of New York and purports to be a class action filed on behalf of purchasers of the stock of Hoover’s during the period from July 20, 1999 through December 6, 2000.

A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934, as amended, against Hoover’s and the Individual Defendants. Plaintiffs allege that the underwriter defendant agreed to allocate stock in Hoover’s IPO to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices above the IPO price. Plaintiffs allege that the Prospectus for Hoover’s IPO was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. On July 15, 2002, Hoover’s moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Hoover’s. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The underwriter defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the case involving Hoover’s.

Hoover’s has approved a settlement agreement and related agreements that set forth the terms of a settlement between Hoover’s, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Hoover’s and the Individual Defendants for the conduct alleged in the action to be wrongful. Hoover’s would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Hoover’s may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase, one of the underwriter defendants, and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers would be potentially liable for is $575 million. It is anticipated that any potential financial obligation of Hoover’s to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Hoover’s currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Hoover’s is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Hoover’s. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Hoover’s insurance carriers should arise, Hoover’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, Hoover’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

would be less than $2 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the underwriter defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on April 24, 2006, but has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement.

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

We have denied all allegations of wrongdoing and are aggressively defending the case. In September 2003, we filed a motion to dismiss Counts 1, 3 and 4 of the Amended Complaint on the ground that plaintiffs cannot prevail on those claims under any set of facts, and in February 2004, the Court heard oral argument on our motion. With respect to Count 4, the court requested that the parties conduct limited expert discovery and submit further briefing. In November 2004, after completion of expert discovery on Count 4, we moved for summary judgment on Count 4 on the ground that an interest rate of 6.75% is reasonable as a matter of law. On November 30, 2004, the Court issued a ruling granting our motion to dismiss Counts 1 and 3. Shortly after that ruling, plaintiffs’ counsel stipulated to dismiss with prejudice Count 2 (which challenged the sale of the RMS business as an intentional interference with employee benefit rights, but which the motion to dismiss did not address). Plaintiffs’ counsel also stipulated to a dismissal with prejudice of Count 1, the severance pay claim, agreeing to forego any appeal of the Court’s dismissal of that claim. Plaintiffs’ counsel did file a motion to join party plaintiffs and to amend the Amended Complaint to add a new count challenging the adequacy of the retirement plan’s mortality tables. We objected to the attempt to add a new claim. On June 6, 2005, the Court granted D&B’s motion for summary judgment as to Count 4 (the interest rate issue) and also denied the plaintiffs’ motion to further amend the Amended Complaint to add a new claim challenging the mortality tables. On July 8, 2005, the plaintiffs filed their notice of appeal; they are appealing the ruling granting the motion to dismiss, the ruling granting summary judgment, and the denial of leave to amend their Amended Complaint. Oral argument before the Second Circuit took place on February 15, 2006, and we are awaiting a decision.

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

A Motion to Transfer Venue to the District of New Jersey was filed on January 27, 2006 and was granted on March 31, 2006. The action was transferred to the District of New Jersey, and, on June 5, 2006, plaintiff filed an Amended Complaint, which omitted the claim for violation of ERISA’s non-forfeitability requirement and added a claim for breach of fiduciary duty based on allegedly misleading plan communications. On July 5, 2006, we filed a Motion to Dismiss, pursuant to Fed.R.Civ.P. 12(b)(6), on the grounds that (i) the complaint is barred by the statute of limitations and the doctrine of laches, (ii) the cash balance plan does not discriminate on the basis of age, (iii) the cash balance plan does not violate ERISA’s anti-backloading rule, (iv) D&B complied with ERISA § 204(h) by providing sufficient advance notice of the plan amendment, (v) D&B’s Summary Plan Description fully complies with the requirements of ERISA, and (vi) plaintiff failed to state a claim for breach of fiduciary duty.

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

As part of our Blueprint for Growth Strategy, we implemented our international market leadership strategy which has led to various dispositions over the years. During the second quarter of 2005, we sold our equity investment in a South African company. We received proceeds of $5.3 million and recognized a pre-tax gain of approximately $3.5 million in the second quarter of 2005 in “Other Income (Expense) - Net.”

Note 9 —	Stock-Based Awards

On January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective transition method. Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations in accounting for our plans. Accordingly, no compensation cost was recognized for grants under the stock option programs.

Under the Modified Prospective method, compensation cost associated with the stock option programs recognized for the three month and six month periods ended June 30, 2006 includes (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, and (b) compensation cost for stock options granted subsequent to January 1, 2006, based on the grant-date fair value under SFAS No. 123R. SFAS No. 123R also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. As a result, we have

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

adjusted for this cumulative effect and recognized a reduction in stock-based compensation of $0.5 million pre-tax, related to our restricted stock and restricted stock unit programs during the three months ended March 31, 2006. As required under the Modified Prospective method, results for prior periods have not been restated.

For periods prior to the adoption of SFAS No. 123R, the following table summarizes the pro forma effect of stock-based compensation on net income and net income per share as if the fair value expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” had been adopted, as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Reported Net Income	$47.1	$99.2
Add: Stock compensation cost, included in net income, net of tax benefits	2.0	4.2
Deduct: Total stock-based compensation cost under fair-value method for all awards, net of tax benefits	(5.4)	(9.9)

Pro forma Net Income	$43.7	$93.5

Basic EPS:
As reported	$0.70	$1.46

Pro forma	$0.65	$1.38

Diluted EPS:
As reported	$0.67	$1.40

Pro forma	$0.62	$1.33

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

Accordingly, compensation cost is recognized on a straight-line basis over the vesting period. For stock options granted after the adoption of SFAS No. 123R, the compensation cost is recognized over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved. The total expense associated with stock option awards recognized during the three month and six month periods ended June 30, 2006 was $3.2 million and $6.9 million, respectively. Total income tax benefit associated with the stock option program for the three month and six month periods ended June 30, 2006 was $1.1 million and $2.5 million, respectively.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.

	Three	Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006

Expected stock price volatility	23%	23%
Expected dividends	0%	0%
Expected terms (in years)	6.27	6.22
Weighted average risk-free interest rate	4.94%	4.59%

Expected volatilities are derived from the historical volatility of our common stock. Expected terms are determined using the simplified method for estimating expected option life, as prescribed under Staff Accounting Bulletin (“SAB”) No. 107. The risk-free interest rate for corresponding expected terms of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity under the stock option programs as of June 30, 2006 is presented below:

			Weighted Average
		Weighted Average	Remaining
		Exercise Price	Contractual Term	Aggregate
Stock Options	Shares	Per Share	(in years)	Intrinsic Value

Outstanding at January 1, 2006	5,740,625	$34.05
Granted	432,370	$71.79
Exercised	(983,710)	$26.12
Forfeited or expired	(318,209)	$43.42

Outstanding at June 30, 2006	4,871,076	$38.39	6.1	$153.3
Exercisable at June 30, 2006	2,906,862	$30.35	5.0	$114.3

The total intrinsic value of stock options exercised during the three month and six month periods ended June 30, 2006 was $11.1 million and $45.3 million, respectively, and includes D&B and Moody’s employees that exercised D&B options. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the separation of D&B and Moody’s Corporation in September 2000.

A summary of the status of our nonvested stock options as of June 30, 2006 is presented below:

		Weighted Average
		Grant Date
		Fair Value
Nonvested Stock Options	Shares	Per Share

Nonvested at January 1, 2006	2,625,453	$15.83
Granted	432,370	$24.77
Vested	(775,400)	$14.81
Forfeited	(318,209)	$15.72

Nonvested at June 30, 2006	1,964,214	$18.23

Total unrecognized compensation cost related to nonvested stock options at June 30, 2006 was $23.6 million. This cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of stock options vested during the three month and six month periods ended June 30, 2006 was $1.5 million and $11.5 million, respectively.

Cash received from stock option exercises for the three months ended June 30, 2006 and 2005 was $3.9 million and $4.1 million, respectively. Cash received from stock option exercises for the six months ended June 30, 2006

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

and 2005 was $22.4 million and $11.3 million, respectively. The expected tax benefit associated with the tax deductions from stock option exercises totaled $7.3 million and $2.2 million for the three months ended June 30, 2006 and 2005, respectively. The expected tax benefit associated with the tax deductions from stock option exercises totaled $27.7 million and $4.7 million for the six months ended June 30, 2006 and 2005, respectively. The expected tax benefit includes D&B employees exercising both D&B and Moody’s stock options.

Restricted Stock and Restricted Stock Unit Programs

The adoption of SFAS No. 123R did not change our accounting for restricted stock and restricted stock units. The cost associated with our restricted stock and restricted stock units has been included in net income. The fair value of restricted stock and restricted stock units is determined based on the average of high and low trading prices of our common stock on the grant date.

Prior to 2004, restricted stock and restricted stock unit grants were generally vested on a cliff basis over three years of service. Compensation cost associated with these awards is generally recognized on a straight-line basis over three years. Beginning in 2004, certain employees were provided an opportunity to receive an award of restricted stock or restricted stock units in the future. That award is contingent on performance against the same goals that drive payout of the annual bonus plan. The restricted stock or restricted stock units will be granted, if at all, after the one year performance goal has been met and will then vest over a three-year period on a graded basis. Compensation cost associated with these grants is recognized on a graded-vesting basis over four years, including the performance period. Total expense associated with restricted stock, restricted stock units and restricted stock opportunity was $1.9 million and $3.3 million for the three months ended June 30, 2006 and 2005, respectively. Total expense associated with restricted stock, restricted stock units and restricted stock opportunity was $3.7 million (including a reduction of expense of $0.5 million related to accumulated effect of forfeiture assumption) and $6.7 million for the six months ended June 30, 2006 and 2005, respectively. Total income tax benefit associated with restricted stock, restricted stock units and restricted stock opportunity was $0.7 million and $1.3 million for the three months ended June 30, 2006 and 2005, respectively. Total income tax benefit associated with restricted stock, restricted stock units and restricted stock opportunity was $1.2 million and $2.6 million for the six months ended June 30, 2006 and 2005, respectively.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

A summary of the status of our nonvested restricted stock and restricted stock units as of June 30, 2006 is presented below:

		Weighted Average	Weighted Average
		Grant-Date	Remaining
Restricted Stock/		Fair Value	Contractual Term	Aggregate
Restricted Stock Units	Shares	Per Share	(in years)	Intrinsic Value

Nonvested Shares at January 1, 2004	220,446	$32.57
Granted	9,231	$54.09
Vested	(45,318)	$25.62
Forfeited	(17,080)	$35.29

Nonvested at January 1, 2005	167,279	$35.36	1.1	$10.0
Granted	368,668	$60.60
Vested	(90,295)	$48.26
Forfeited	(42,888)	$53.44

Nonvested at January 1, 2006	402,764	$53.64	1.6	$27.0
Granted	213,407	$72.13
Vested	(129,867)	$45.43
Forfeited	(43,860)	$63.69

Nonvested at June 30, 2006	442,444	$63.97	2.0	$30.8

Total unrecognized compensation cost related to nonvested awards was $20.3 million at June 30, 2006. This cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the three month and six month periods ended June 30, 2006 was $0.3 million and $9.3 million, respectively. The tax benefit associated with the tax deductions from vested shares for the three month and six month periods ended June 30, 2006 was $0.2 million and $3.6 million, respectively. The tax benefit associated with the tax deductions from vested shares for each of the three month and six month periods ended June 30, 2005 was $2.1 million.

Employee Stock Purchase Plan

Under the ESPP, our employees can purchase our common stock at a 15% discount from market value, subject to certain limitations as set forth in the ESPP. The total expense recognized for the three month and six month periods ended June 30, 2006 was $0.2 million and $0.5 million, respectively.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 10 —	Pension and Postretirement Benefits

The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$4.5	$6.5	$9.0	$10.4	$0.3	$0.3	$0.5	$0.6
Interest cost	21.8	37.3	43.5	59.5	1.2	1.2	2.4	2.4
Expected return on plan assets	(28.4)	(52.2)	(56.7)	(83.0)	—	—	—	—
Amortization of prior service cost	0.6	1.2	1.1	1.9	(1.9)	(2.7)	(3.8)	(5.5)
Recognized actuarial losses (gains)	7.9	8.3	15.8	14.2	(0.5)	(0.3)	(0.9)	(0.5)

Net periodic cost (income)	$6.4	$1.1	$12.7	$3.0	$(0.9)	$(1.5)	$(1.8)	$(3.0)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 that we expected to contribute $32.4 million and $12.4 million to our Non-Qualified U.S. and non-U.S. pension plans and the U.S. postretirement benefit plan, respectively in 2006. As of June 30, 2006, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans and postretirement benefit plan of $15.9 million and $6.3 million, respectively. For the three month and six month periods ended June 30, 2006, we received government subsidies of $0.5 million related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

We also recognized a curtailment gain of $0.2 million and $0.4 million for our postretirement benefit plan for the three month and six month periods ended June 30, 2006, respectively. For the three months ended June 30, 2006, $0.1 million was related to each of the 2005 Financial Flexibility Program and 2004 Financial Flexibility Program. For the six months ended June 30, 2006, $0.1 million and $0.3 million was related to the 2005 Financial Flexibility Program and the 2004 Financial Flexibility Program, respectively (see detail in Note 3 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q).

For the three month and six month periods ended June 30, 2005, we incurred a curtailment charge of $0.3 million for our UK pension plan related to the 2005 Financial Flexibility Program. In addition, we recognized a curtailment gain of $2.9 million and $5.7 million for our postretirement benefit plan for the three month and six month periods ended June 30, 2005, respectively, related to the 2004 Financial Flexibility Program.

Note 11 —	Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. Our results are reported and managed under the following two segments: U.S. and International (which consists of operations in Canada, Europe, Asia Pacific and Latin America). Our customer solution sets are Risk Management Solutionstm, Sales & Marketing Solutionstm, E-Business Solutionstm and Supply Management Solutionstm. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenues during the three month and six month periods ended June 30, 2006 and 2005. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “How We Manage Our Business” in this Quarterly Report on Form 10-Q for further details). Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees,

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

relocation costs and stay bonuses incurred to implement our Financial Flexibility Programs, are not allocated to our business segments.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Operating Revenue:
U.S.	$271.2	$253.7	$557.2	$516.9
International	96.2	98.0	177.4	176.1

Consolidated Total	$367.4	$351.7	$734.6	$693.0

Operating Income (Loss):
U.S.	$87.8	$82.3	$191.5	$180.4
International	23.7	20.5	32.4	22.4

Total Divisions	111.5	102.8	223.9	202.8
Corporate and Other(1)	(25.9)	(26.6)	(52.3)	(54.6)

Consolidated Total	85.6	76.2	171.6	148.2
Non-Operating (Expense) Income, Net	(2.3)	1.1	(5.6)	(0.9)

Income before Provision for Income Taxes	$83.3	$77.3	$166.0	$147.3

(1)	The following table itemizes “Corporate and Other:”

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Corporate Costs	$(17.5)	$(12.0)	$(33.0)	$(23.8)
Transition Costs (costs to implement our Financial Flexibility Program)	(4.8)	(8.1)	(9.3)	(13.9)
Restructuring Expense	(3.6)	(6.5)	(10.0)	(16.9)

Total Corporate and Other	$(25.9)	$(26.6)	$(52.3)	$(54.6)

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Customer Solution Set Revenue:
U.S.:
Risk Management Solutions	$169.7	$165.3	$345.8	$330.0
Sales & Marketing Solutions	73.7	66.8	157.3	144.2
E-Business Solutions	20.2	16.1	39.8	31.3
Supply Management Solutions	7.6	5.5	14.3	11.4

Total U.S. Revenue	271.2	253.7	557.2	516.9

International:
Risk Management Solutions	79.2	82.7	147.0	150.1
Sales & Marketing Solutions	14.5	13.6	26.0	22.9
E-Business Solutions	1.3	0.6	2.3	1.0
Supply Management Solutions	1.2	1.1	2.1	2.1

Total International Revenue	96.2	98.0	177.4	176.1

Consolidated Total:
Risk Management Solutions	248.9	248.0	492.8	480.1
Sales & Marketing Solutions	88.2	80.4	183.3	167.1
E-Business Solutions	21.5	16.7	42.1	32.3
Supply Management Solutions	8.8	6.6	16.4	13.5

Consolidated Total Revenue	$367.4	$351.7	$734.6	$693.0

	June 30,	December 31,
	2006	2005

Assets:
U.S.	$420.1	$452.8
International	375.6	464.2

Total Divisions	795.7	917.0
Corporate and Other (primarily domestic pensions and taxes)	654.2	696.4

Total Assets	$1,449.9	$1,613.4

	June 30,	December 31,
	2006	2005

Goodwill(2):
U.S.	$124.4	$122.9
International	102.7	97.3

Total Goodwill	$227.1	$220.2

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

(2)	The increase in goodwill in the U.S. from $122.9 million at December 31, 2005 to $124.4 million at June 30, 2006 is attributable to the acquisition of Open Ratings (see Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q), and a purchase accounting adjustment for our prior acquisition of LiveCapital, Inc. of $0.2 million related to the fair value of net assets acquired. The increase in goodwill in International from $97.3 million at December 31, 2005 to $102.7 million at June 30, 2006 is attributable to the positive impact of foreign currency translation.

Note 12 —	Income Taxes

For the three months ended June 30, 2006, our effective tax rate was 37.5% as compared to 39.1% for the three months ended June 30, 2005. The effective tax rate for the three months ended June 30, 2006 was positively impacted by 1.0 point for the benefit of a reduction in interest expense due to lower tax reserves, by 0.7 points for items permanently excluded for federal and state income tax purposes, by 0.5 points related to a deduction from income for qualified domestic production activities (see Note 2 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q), by 0.5 points for other tax items and negatively impacted by 0.9 points related to legacy tax matters. The effective tax rate for the three months ended June 30, 2005 was negatively impacted by 2.2 points for the non-deductibility in some countries of certain items included within the restructuring charge and positively impacted by 2.4 points for global tax planning initiatives.

For the six months ended June 30, 2006, our effective tax rate was 37.7% as compared to 32.8% for the six months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 was positively impacted by 1.0 point for the benefit of a reduction in interest expense due to lower tax reserves, by 0.6 points for items permanently excluded for federal and state income tax purposes, by 0.2 points related to a deduction from income for qualified domestic production activities (see Note 2 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q), by 0.5 points for other tax items and negatively impacted by 0.5 points related to legacy tax matters. The effective tax rate for the six months ended June 30, 2005 was negatively impacted by 1.4 points for the non-deductibility in some countries of certain items included within the restructuring charge and positively impacted by 6.2 points for the tax benefits related to the liquidation of dormant entities that remained after the sale of our business in the Nordic (Sweden, Denmark, Norway and Finland) region and by 1.9 points for global tax planning initiatives.

Note 13 —	Acquisitions

Open Ratings

During the three months ended March 31, 2006, we acquired a 100% interest in Open Ratings with cash on hand. Open Ratings is located in Waltham, Massachusetts. The results of Open Ratings’ operations have been included in our consolidated financial statements since the date of acquisition. Open Ratings provides web-based supply risk management solutions to leading manufacturing companies. We believe that the addition of Open Ratings’ solutions to our Supply Management Solutions product suite will provide our customers with a more comprehensive supply management solution.

The transaction was valued at $8.3 million, subject to net working capital adjustment, inclusive of cash acquired of $0.4 million and $0.2 million of transaction costs recorded in accordance with SFAS No. 141, “Business Combinations.” The acquisition was accounted for under the purchase method of accounting. As a result, we recognized goodwill and intangible assets of $1.6 million and $4.9 million, respectively. The remaining purchase price was allocated to acquired tangible assets and liabilities on the basis of their respective fair values. The

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

goodwill was assigned to our U.S. segment. Of the $4.9 million in acquired intangible assets, $1.3 million was assigned to Open Ratings online reports, $1.1 million was assigned to backlog, $1.9 million was assigned to customer relationships and $0.6 million was assigned to technology. These intangible assets are subject to amortization with useful lives from two to seventeen years. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2006 is not material, and as such, pro forma results have not been presented.

We are in the process of finalizing the valuation of the acquired deferred tax asset in connection with the acquisition. As a result, the allocation of the purchase price is subject to future adjustment.

Note 14 —	Subsequent Events

New Product and Technology Outsourcing Agreements

On August 2, 2006, we announced that we had signed new product and technology outsourcing agreements with Acxiom® Corporation that will significantly increase the speed, data processing capacity and matching capabilities we provide our U.S. sales and marketing customers.

Under the terms of the agreements, our global business marketing information database will be powered by Acxiom’s superior grid computing platform. In addition, we will leverage Acxiom’s data integration competencies to enhance our ability to provide insight on one hundred percent of our U.S. sales and marketing customers’ commercial inquiries. We will manage all the selling efforts for this product suite. We expect our customers will benefit from faster project turnaround and a higher degree of business insight, allowing them to better meet their sales and marketing needs.

New $200 Million One-Year Share Repurchase Program and Four-Year, Five Million Share Repurchase Program to Offset Dilution

On August 1, 2006, our Board of Directors approved a new $200 million one-year share repurchase program. The new $200 million share repurchase program is in addition to our existing two-year $500 million share repurchase program commenced in the first quarter of 2005. The new share repurchase program will commence upon completion of the $500 million share repurchase program, and we anticipate that the new $200 million share repurchase program will be completed within twelve months after its initiation.

On August 1, 2006, our Board of Directors approved a new four-year, five million share repurchase program to offset dilution. This new five million share repurchase program will commence upon the completion of the current program we have in place to offset dilution which is set to expire in September 2006.

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

Management believes that this measure provides valuable insight into our revenue from ongoing operations and enables investors to evaluate business performance and trends by facilitating a comparison of results of ongoing operations with past reports of financial results. During the three month and six month periods ended June 30, 2006 and 2005, there were no divestitures.

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

We further analyze core revenue growth before the effects of foreign exchange among two components, “organic core revenue growth” and “core revenue growth from acquisitions.” We analyze “organic core revenue growth” and “core revenue growth from acquisitions” because management believes this information provides an important insight into the underlying health of our business. Core revenue includes the revenue from acquired businesses from the date of acquisition. In addition, we analyze core revenue both before and after the financial results of our Italian real estate data business because of the distortion of comparability of financial results due to significant price increases implemented in 2005 in response to legislative changes and the uncertainty of other regulatory changes. Management believes this information provides an important insight into the underlying health of our business.

We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and (charges)” because such charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and (charges) are our restructuring charges, which result from a foundational element of our growth strategy that we refer to as financial flexibility. Through financial flexibility, management identifies opportunities to improve the performance of the business in terms of quality, efficiency and cost, in order to generate savings primarily to invest for growth. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on such measures and a significant percentage weight is placed upon such measures in determining whether performance objectives have been achieved. Management believes that by eliminating restructuring charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long-term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “Corporate and Other” expenses and are not allocated to our business segments. See Note 11 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for financial information regarding our segments.

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

We also use “free cash flow” to manage our business. We define free cash flow as net cash provided by operating activities minus capital expenditures and additions to computer software and other intangibles. Free cash flow measures our available cash flow for potential debt repayment, acquisitions, stock repurchases and additions to cash, cash equivalents and short-term investments. We believe free cash flow to be relevant and useful to our investors as this measure is used by our management in evaluating the funding available after supporting our ongoing business operations and our portfolio of product investments.

Free cash flow should not be considered as a substitute measure for, or superior to, net cash flows provided by operating activities, investing activities or financing activities. Therefore, we believe it is important to view free cash flow as a complement to our consolidated statements of cash flows.

The adjustments discussed herein to our results as determined under generally accepted accounting principles in the United States of America (“GAAP”) are among the primary indicators management uses as a basis for our planning and forecasting of future periods, to allocate resources, to evaluate business performance and, as noted above, for compensation purposes. However, these financial measures (results before non-core gains and (charges) and free cash flow, are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, operating income growth, operating margin, net income, tax rate, diluted earnings per share, net cash provided by operating activities, investing activities and financing activities prepared in accordance with GAAP. In addition, it should be noted that because not all companies calculate these financial measures similarly, or at all, the presentation of these financial measures is not likely to be comparable to measures of other companies.

See “Results of Operations” below for a discussion of our results reported on a GAAP basis.

Overview

Our discussion and analysis of our financial condition and results of operations for the three month and six month periods ended June 30, 2006 and 2005, are based upon our unaudited consolidated financial statements for those periods. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. Our unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations, which appear in our Annual Report on Form 10-K for the year ended December 31, 2005.

Total revenue and core revenue were the same for both the three month and six month periods ended June 30, 2006 and 2005, as there were no divestitures during these periods. Therefore, our discussion of our results of operations for the three month and six month periods ended June 30, 2006 and 2005, references only our core revenue results.

We manage and report our operations under the following two segments: United States (U.S.) and International (which consists of operations in Canada, Europe, Asia Pacific and Latin America).

The following table presents the contribution by segment to core revenue for the three month and six month periods ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Core Revenue:
U.S.	74%	72%	76%	75%
International	26%	28%	24%	25%

The unaudited financial statements of our subsidiaries outside the U.S. and Canada reflect three month and six month periods ended May 31 to facilitate timely reporting of our unaudited consolidated financial results and financial position.

The following tables present contributions by customer solution sets to core revenue for the three month and six month periods ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Core Revenue Contributions by Customer Solution Set:
Risk Management Solutions	68%	70%	67%	69%
Sales & Marketing Solutions	24%	23%	25%	24%
E-Business Solutions	6%	5%	5%	5%
Supply Management Solutions	2%	2%	3%	2%

Our customer solution sets are discussed in greater detail in “Item 1. Business” of our Form 10-K for the year ended December 31, 2005.

Within our Risk Management Solutions and our Sales & Marketing Solutions, we monitor the performance of our “Traditional” products and our “Value-Added” products.

Risk Management Solutions

Our Traditional Risk Management Solutions generally consist of reports derived from our database which our customers use primarily to make decisions about new credit applications. For the three month and six month periods ended June 30, 2006 and 2005, respectively, our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Traditional Risk Management:
Risk Management Solutions Revenue	81%	81%	81%	82%
Core Revenue	55%	57%	54%	57%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. For the three month and six month periods ended June 30, 2006 and 2005, respectively, our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Value-Added Risk Management Solutions:
Risk Management Solutions Revenue	19%	19%	19%	18%
Core Revenue	13%	13%	13%	12%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities. For the three month and six month periods ended June 30, 2006 and 2005, respectively, our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Traditional Sales & Marketing Solutions:
Sales & Marketing Solutions Revenue	45%	48%	45%	47%
Core Revenue	11%	11%	11%	11%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management products. For the three month and six month periods ended June 30, 2006 and 2005, respectively, our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Value-Added Sales & Marketing Solutions:
Sales & Marketing Solutions Revenue	55%	52%	55%	53%
Core Revenue	13%	12%	14%	13%

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. During the six months ended June 30, 2006, we updated the following critical accounting policy as follows:

Stock-Based Awards

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments” requiring the recognition of compensation expense in the income statement related to the fair value of our employee stock options and our 15% discount from market value, subject to limitations, under our Employee Stock Purchase Plan (“ESPP”). Determining the fair value of stock options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. For further detail on Stock-Based Awards, see Note 9 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Note 2 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosure of the impact that recently issued accounting standards will have on our unaudited consolidated financial statements.

Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP.

Consolidated Revenues

Our results are reported under the following two operating segments: U.S. and International for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

The following tables present our revenue by segment and our revenue by customer solution set for each of the three month and six month periods ended June 30, 2006 and 2005, respectively.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Amounts in millions)

Revenues by Segment:
U.S.	$271.2	$253.7	$557.2	$516.9
International	96.2	98.0	177.4	176.1

Core Revenue	$367.4	$351.7	$734.6	$693.0

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Amounts in millions)

Revenues by Customer Solution Set:
Risk Management Solutions	$248.9	$248.0	$492.8	$480.1
Sales & Marketing Solutions	88.2	80.4	183.3	167.1
E-Business Solutions	21.5	16.7	42.1	32.3
Supply Management Solutions	8.8	6.6	16.4	13.5

Core Revenue	$367.4	$351.7	$734.6	$693.0

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

Core revenue increased $15.7 million, or 4% (5% increase before the effect of foreign exchange). The increase in core revenue was primarily driven by an increase in U.S. revenue of $17.5 million, or 7%, partially offset by a decrease in International revenue of $1.8 million, or 2% (1% increase before the effect of foreign exchange).

This $15.7 million increase is primarily attributed to:

•	growth in our Sales & Marketing Solutions primarily due to higher purchases;

•	growth in our E-Business Solutions, representing the results of Hoover’s, Inc. The increase was primarily due to continued growth in subscription revenue; and

•	growth in our Risk Management Solutions in the U.S. primarily related to (i) growth in each of our subscription plans for our Preferred Pricing Agreement and for our Preferred Pricing Agreement with DNBi, from existing customers willing to increase the level of business they do with us; and (ii) an increase in our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit;

partially offset by:

•	a decline in revenue resulting from an expiration of both a five-year licensing arrangement and an outsourcing arrangement with Receivable Management Services, Inc. in April 2006;

•	the impact of a retroactive price increase as of February 2005 within our Italian real estate data business that was implemented and recognized during the second quarter of 2005;

•	a shift in product mix to some of our newer value-added products where a larger portion of revenue is recognized over the term of the contract versus up-front, at contract signing; and

•	the negative impact of foreign exchange.

Customer Solution Sets

On a customer solution set basis, the $15.7 million increase in core revenue for the three months ended June 30, 2006 versus the three months ended June 30, 2005 reflects:

•	a $0.9 million, or less than 1%, increase in Risk Management Solutions (2% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $4.4 million, or 3%, partially offset by a decline in revenue in our International market of $3.5 million, or 4% (1% decrease before the effect of foreign exchange).

•	a $7.8 million, or 10%, increase in Sales & Marketing Solutions (10% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $6.9 million, or 10%, and an increase in International of $0.9 million, or 6% (9% increase before the effect of foreign exchange);

•	a $4.8 million, or 29%, increase in E-Business Solutions (29% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $4.1 million, or 25%, and growth in International of $0.7 million; and

•	a $2.2 million, or 32%, increase in Supply Management Solutions (33% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $2.1 million, or 38%, and an increase in International of $0.1 million, or 1% (6% increase before the effect of foreign exchange).

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

Core revenue increased $41.6 million, or 6% (7% increase before the effect of foreign exchange). The increase in core revenue was primarily driven by an increase in U.S. revenue of $40.3 million, or 8%, and an increase in International revenue of $1.3 million, or 1% (6% increase before the effect of foreign exchange).

This $41.6 million increase is primarily attributed to:

•	growth in our Sales & Marketing Solutions primarily due to higher purchases;

•	growth in our Risk Management Solutions in the U.S. primarily related to (i) growth in each of our subscription plans for our Preferred Pricing Agreement and for our Preferred Pricing Agreement with DNBi, from existing customers willing to increase the level of business they do with us; and (ii) an increase in our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit;

•	growth in our E-Business Solutions, representing the results of Hoover’s, Inc. The increase was primarily due to continued growth in subscription revenue; and

•	growth in our Supply Management Solutions, primarily as a result of the acquisition of Open Ratings in the first quarter of 2006.

Customer Solution Sets

On a customer solution set basis, the $41.6 million increase in core revenue for the six months ended June 30, 2006 versus the six months ended June 30, 2005 reflects:

•	a $12.7 million, or 3%, increase in Risk Management Solutions (4% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $15.8 million, or 5%, partially offset by a decline in revenue in our International market of $3.1 million, or 2% (3% increase before the effect of foreign exchange);

•	a $16.2 million, or 10%, increase in Sales & Marketing Solutions (10% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $13.1 million, or 9%, and an increase in International of $3.1 million, or 13% (18% increase before the effect of foreign exchange);

•	a $9.8 million, or 31%, increase in E-Business Solutions (31% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $8.5 million, or 27%, and growth in International of $1.3 million; and

•	a $2.9 million, or 20%, increase in Supply Management Solutions (22% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $2.9 million, or 25%. International remained flat as compared to the prior year period.

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three month and six month periods ended June 30, 2006 and 2005, respectively.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Amounts in millions)

Operating Expenses	$117.7	$107.0	$227.1	$202.1
Selling and Administrative Expenses	153.0	153.2	311.9	308.4
Depreciation and Amortization	7.5	8.8	14.0	17.4
Restructuring Charge	3.6	6.5	10.0	16.9

Operating Costs	$281.8	$275.5	$563.0	$544.8

Operating Income	$85.6	$76.2	$171.6	$148.2

Operating Expenses

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

Operating expenses increased $10.7 million, or 10%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. The increase was primarily due to the following:

•	higher pension costs and lower postretirement benefit income (see below for further discussion);

•	investments in our DUNSRight quality process and investments in DNBi, our interactive, web-based subscription service;

•	increased costs associated with the acquisition of Open Ratings in the first quarter of 2006; and

•	the effect of the adoption of SFAS No. 123R (see below for further discussion);

partially offset by:

•	the impact of foreign exchange; and

•	improved efficiency and a reduction in the number of employees as a result of our process of continuous reengineering.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

Operating expenses increased $25.0 million, or 12%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The increase was primarily due to the following:

•	investments in our DUNSRight quality process and investments in DNBi, our interactive, web-based subscription service;

•	higher pension costs and lower postretirement benefit income (see below for further discussion);

•	certain tax legislation in Italy which has increased the operating costs of our Italian real estate data business;

•	the effect of the adoption of SFAS No. 123R (see below for further discussion); and

•	increased costs associated with the acquisition of Open Ratings in the first quarter of 2006;

partially offset by:

•	the impact of foreign exchange; and

•	improved efficiency and a reduction in the number of employees as a result of our process of continuous reengineering.

Selling and Administrative Expenses

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

Selling and administrative expenses decreased $0.2 million, or less than 1%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. The decrease was primarily due to the following:

•	administrative cost savings, such as lower compensation costs achieved as a result of our process of continuous reengineering; and

•	the impact of foreign exchange;

partially offset by:

•	the effect of the adoption of SFAS No. 123R (see below for further discussion);

•	higher pension costs and lower postretirement benefit income (see below for further discussion); and

•	additional costs related to revenue generating investments as well as additional variable costs (such as commissions and bonuses) incurred as a result of increased revenues.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

Selling and administrative expenses increased $3.5 million, or 1%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The increase was primarily due to the following:

•	higher pension costs and lower postretirement benefit income (see below for further discussion);

•	the effect of the adoption of SFAS No. 123R (see below for further discussion); and

•	additional costs related to revenue generating investments as well as additional variable costs (such as commissions and bonuses) incurred as a result of increased revenues;

partially offset by:

•	administrative cost savings, such as lower compensation costs achieved as a result of our process of continuous reengineering; and

•	the impact of foreign exchange.

As discussed above, operating and selling and administrative expenses were impacted by the following:

•	We had net pension cost of $6.4 million and $12.7 million for the three month and six month periods ended June 30, 2006, respectively, compared to $1.1 million and $3.0 million for the three month and six month periods ended June 30, 2005, respectively. The increase in cost was primarily driven by increased actuarial loss amortization included in 2006, a one-quarter percentage point decrease in the long-term rate of return assumption used in 2006 for our U.S. Qualified Plan and a one-quarter percentage point decrease in the discount rate applied to our U.S. plans.

•	We had postretirement benefit income of $0.9 million and $1.8 million for the three month and six month periods ended June 30, 2006, respectively, compared to $1.5 million and $3.0 million for the three month and six month periods ended June 30, 2005, respectively. The decrease in income was primarily due to a portion of the unrecognized prior service cost being recognized immediately in 2005 as a one-time curtailment gain as a result of the 2005 Financial Flexibility Program and 2004 Financial Flexibility Program, precluding income recognition in the 2006 comparable period. The curtailment gain is included within “Restructuring Charges.” We consider net pension income and postretirement benefit costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

•	On January 1, 2006, we adopted SFAS No. 123 (revised 2004) or SFAS No. 123R, requiring the recognition of compensation cost over the vesting period for our stock-based awards. We have selected the Modified Prospective method of transition and therefore, prior periods have not been restated. Prior to January 1, 2006, we applied Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans. Accordingly, no compensation cost was recognized for grants under the stock option plans and ESSP.

•	For the three month and six month periods ended June 30, 2006, we recognized compensation expense of $3.2 million and $6.9 million, respectively, associated with our stock option plans, and $0.2 million and $0.5 million, respectively, associated with our ESPP. We expect total compensation expense associated with our option plans and ESPP of approximately $14 million in 2006. Additionally, we recognized expense associated with restricted stock, restricted stock units and restricted stock opportunity of $1.9 million and $3.3 million for the three month periods ended June 30, 2006 and 2005, respectively, and $3.7 million and $6.7 million for the six month periods ended June 30, 2006 and 2005, respectively. The lower expense in 2006 for restricted stock, restricted stock units and restricted stock opportunity was primarily due to the forfeiture assumption required after January 1, 2006, in accordance with SFAS No. 123R, including a cumulative effective adjustment (to reflect adjustments to previously recognized compensation expense for awards outstanding at the adoption date of SFAS No. 123R that we do not expect to vest), higher expense reversal as a result of higher forfeitures activity related to unvested shares, as well as lower restricted stock opportunities awarded to employees in 2006. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization decreased $1.3 million, or 16%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. Depreciation and amortization decreased $3.4 million, or 20%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The decrease for both the three month and six month periods ended June 30, 2006 was primarily driven by the reduced capital requirements of our business in prior periods which has more recently been partially offset by increased costs in revenue generating investments as well as capital costs for newly leased facilities.

Restructuring Charge

For the three month and six month periods ended June 30, 2006 and 2005, the restructuring charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations. The curtailment gains were recorded in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and the curtailment charges were recorded in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

During the three months ended June 30, 2006, we recorded a $3.5 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”), a $0.2 million net restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”) and a $0.1 million restructuring gain in connection with the Financial

Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The components of these charges and gains included:

•	severance and termination costs of $2.6 million associated with approximately 100 employees related to the 2006 Financial Flexibility Program and $0.3 million associated with approximately 10 employees related to the 2005 Financial Flexibility Program. During the three months ended June 30, 2006, approximately 100 positions and 10 positions, were eliminated in conjunction with our 2006 Financial Flexibility Program and 2005 Financial Flexibility Program, respectively;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.9 million related to the 2006 Financial Flexibility Program; and

•	a curtailment gain of $0.1 million related to the U.S. postretirement benefit plan resulting from employee termination actions for the 2005 Financial Flexibility Program and $0.1 million related to the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

During the three months ended June 30, 2005, we recorded a $9.3 million restructuring charge in connection with the 2005 Financial Flexibility Program and a $2.8 million net restructuring gain for the International Business Machines Corporation (“IBM”) outsourcing agreement in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•	severance and termination costs of $8.2 million associated with approximately 175 employees related to the 2005 Financial Flexibility Program and $0.1 million associated with approximately 180 employees related to the 2004 Financial Flexibility Program. During the three months ended June 30, 2005, approximately 120 positions were eliminated in conjunction with each of our 2005 Financial Flexibility Program and 2004 Financial Flexibility Program;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.8 million related to the 2005 Financial Flexibility Program;

•	a curtailment charge of $0.3 million related to our United Kingdom (“UK”) pension plan for the 2005 Financial Flexibility Program. In accordance with SFAS No. 87 and SFAS No. 88, we were required to recognize a one-time curtailment charge to the UK pension plan related to the headcount actions of the 2005 Financial Flexibility Program. The curtailment accounting requirement of SFAS No. 88 required us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of employee termination actions, such as full vesting; and

•	a curtailment gain of $2.9 million related to the U.S. postretirement benefit plan resulting from employee termination actions for the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

During the six months ended June 30, 2006, we recorded an $8.1 million restructuring charge in connection with the 2006 Financial Flexibility Program, a $2.2 million net restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.3 million net restructuring curtailment gain in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•	severance and termination costs of $7.2 million associated with approximately 100 employees related to the 2006 Financial Flexibility Program and $2.0 million associated with approximately 25 employees related to the 2005 Financial Flexibility Program. During the six months ended June 30, 2006, approximately 125 positions and 20 positions were eliminated in conjunction with our 2006 Financial Flexibility Program and 2005 Financial Flexibility Program, respectively;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.9 million related to the 2006 Financial Flexibility Program and $0.3 million related to the 2005 Financial Flexibility Program; and

•	curtailment gains of $0.1 million for the 2005 Financial Flexibility Program and $0.3 million for the 2004 Financial Flexibility Program related to the U.S. postretirement benefit plan resulting from employee termination actions. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

During the six months ended June 30, 2005, we recorded a $17.5 million restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.6 million net restructuring gain in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•	severance and termination costs of $16.1 million associated with approximately 280 employees related to the 2005 Financial Flexibility Program and $5.1 million associated with approximately 580 employees related to the 2004 Financial Flexibility Program. During the six month period ended June 30, 2005, approximately 280 positions and 220 positions were terminated in conjunction with our 2005 Financial Flexibility Program and 2004 Financial Flexibility Program, respectively;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.1 million related to the 2005 Financial Flexibility Program;

•	a curtailment charge of $0.3 million related to our UK pension plan for the 2005 Financial Flexibility Program. In accordance with SFAS No. 87 and SFAS No. 88, we were required to recognize a one-time curtailment charge to the UK pension plan related to the headcount actions of the 2005 Financial Flexibility Program. The curtailment accounting requirement of SFAS No. 88 required us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of employee termination actions, such as full vesting; and

•	a curtailment gain of $5.7 million related to the U.S. postretirement benefit plan resulting from employee termination actions for the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

Interest Expense — Net

The following table presents our net interest expense for the three month and six month periods ended June 30, 2006 and 2005, respectively.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Amounts in millions)

Interest Income	$1.6	$3.1	$4.3	$5.9
Interest Expense	(4.2)	(5.0)	(9.6)	(10.3)

Interest Expense — Net	$(2.6)	$(1.9)	$(5.3)	$(4.4)

For the three months ended June 30, 2006, interest income and interest expense decreased $1.5 million and $0.8 million, respectively, compared with the same period in 2005. The decrease in interest income is primarily attributable to fewer interest bearing investments during the three months ended June 30, 2006, partially offset by higher interest rates, as compared to the three months ended June 30, 2005. The decrease in interest expense is primarily attributable to lower interest rates associated with our $300 million fixed-rate notes that we issued in March 2006 compared to higher interest rates associated with our $300 million fixed-rate notes that matured in March 2006. On March 15, 2006, we issued $300 million in fixed-rate notes maturing in 2011, bearing a lower rate of interest than the $300 million in debt we retired on March 15, 2006, using the proceeds of our recent issuance (see Note 4 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q).

For the six months ended June 30, 2006, interest income and interest expense decreased $1.6 million and $0.7 million, respectively, compared with the same period in 2005. The decrease in interest income is primarily attributable to fewer interest bearing investments during the six months ended June 30, 2006, partially offset by higher interest rates, as compared to the six months ended June 30, 2005. The decrease in interest expense is primarily attributable to lower interest rates associated with our $300 million fixed-rate notes that mature in March 2011, as discussed in the paragraph above.

Minority Interest

For the three month and six month periods ended June 30, 2006, we recorded minority interest loss of $0.1 million and $0.2 million, respectively, compared to $0.4 million of minority interest loss and $0.3 million of minority interest income for the three and six months ended June 30, 2005, respectively. Minority interest represents the minority owner’s share of our net income or loss of our majority-owned Italian real estate data company, RIBES, S.p.A.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three month and six month periods ended June 30, 2006 and 2005, respectively.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Amounts in millions)

Miscellaneous Other Income (Expense) — Net	$0.4	$0.2	$(0.1)	$—
Gain on the Sale of Investment in a South African Company(a)	—	3.5	—	3.5
Charge related to a dispute on the sale of our Operation in France(b)	—	(1.1)	—	(1.1)
Lower costs related to the sale of the Iberian business(c)	—	0.8	—	0.8

Other Income (Expense) — Net	$0.4	$3.4	$(0.1)	$3.2

(a)	During the three and six months ended June 30, 2005, we sold a 5% investment in a South African company for a pre-tax gain of $3.5 million.

(b)	During the three and six months ended June 30, 2005, we recorded a $1.1 million charge related to a dispute on the sale of our operation in France (see Note 13 to our Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion).

(c)	During the three and six months ended June 30, 2005, we recorded a reversal of $0.8 million of accrued costs as a result of lower than expected costs related to the sale of our Iberian business during the fourth quarter of 2004.

Provision for Income Taxes

For the three months ended June 30, 2006, our effective tax rate was 37.5% as compared to 39.1% for the three months ended June 30, 2005. The effective tax rate for the three months ended June 30, 2006 was positively impacted by 1.0 point for the benefit of a reduction in interest expense due to lower tax reserves, by 0.7 points for items permanently excluded for federal and state income tax purposes, by 0.5 points related to a deduction from income for qualified domestic production activities (see Note 2 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q), by 0.5 points for other tax items and negatively impacted by 0.9 points related to legacy tax matters. The effective tax rate for the three months ended June 30, 2005 was negatively impacted by 2.2 points for the non-deductibility in some countries of certain items included within the restructuring charge and positively impacted by 2.4 points for global tax planning initiatives.

For the six months ended June 30, 2006, our effective tax rate was 37.7% as compared to 32.8% for the six months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 was positively impacted by 1.0 point for the benefit of a reduction in interest expense due to lower tax reserves, by 0.6 points for items permanently excluded for federal and state income tax purposes, by 0.2 points related to a deduction from income for qualified domestic production activities (see Note 2 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q), by 0.5 points for other tax items and negatively impacted by 0.5 points related to legacy tax matters. The effective tax rate for the six months ended June 30, 2005 was negatively impacted by 1.4 points for the non-deductibility in some countries of certain items included within the restructuring charge and positively impacted by 6.2 points for the tax benefits related to the liquidation of dormant entities that remained after the sale of our business in the Nordic (Sweden, Denmark, Norway and Finland) region and by 1.9 points for global tax planning initiatives.

Equity in Net Income of Affiliates

We recorded $0.1 million as “Equity in Net Income of Affiliates” for the three months ended June 30, 2006. We recorded $0.2 million as “Equity in Net Income of Affiliates” for each of the six months ended June 30, 2006 and 2005.

Earnings per Share

We reported earnings per share, or “EPS,” for the three month and six month periods ended June 30, 2006 and 2005, as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Basic Earnings Per Share	$0.81	$0.70	$1.59	$1.46

Diluted Earnings Per Share	$0.79	$0.67	$1.54	$1.40

For the three months ended June 30, 2006, basic EPS increased 16%, compared with the three months ended June 30, 2005, primarily due to an 11% increase in net income and a 5% reduction in the weighted average number of basic shares outstanding as a result of our share repurchase programs. Diluted EPS increased 18%, compared with the three months ended June 30, 2005, primarily due to an 11% increase in net income and a 6% reduction in the weighted average number of diluted shares outstanding as a result of our share repurchase programs. Our $400 million, two-year share repurchase program was approved by our Board of Directors in February 2005. On January 31, 2006, our Board of Directors approved the addition of $100 million to this program, raising this program amount to $500 million. For the three months ended June 30, 2006, we repurchased 1.6 million shares of common stock under this share repurchase program. In addition, diluted EPS was impacted by our repurchases of 2.1 million shares of common stock to mitigate the effect of shares issued under our stock incentive programs and ESPP.

For the six months ended June 30, 2006, basic EPS increased 9%, compared with the six months ended June 30, 2005, primarily due to a 5% increase in net income and a 4% reduction in the weighted average number of basic shares outstanding as a result of our share repurchase programs. Diluted EPS increased 10%, compared with the six months ended June 30, 2005, primarily due to a 5% increase in net income and a 5% reduction in the weighted average number of diluted shares outstanding as a result of our share repurchase programs. For the six months ended June 30, 2006, we repurchased 2.9 million shares of common stock under this share repurchase program. In addition, diluted EPS was impacted by our repurchases of 2.5 million shares of common stock to mitigate the effect of shares issued under our stock incentive programs and ESPP.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Amounts in millions)

Non-Core gains and (charges) included in Consolidated Operating Costs:
Restructuring charges related to our Financial Flexibility Programs	$(3.6)	$(6.5)	$(10.0)	$(16.9)
Charge related to a dispute on the sale of operation in France	—	(0.8)	—	(0.8)
Non-Core gains and (charges) included in Other Income (Expense) - Net:
Gain on sale of an investment in a South African Company	—	3.5	—	3.5
Charge related to a dispute on the sale of operation in France	—	(1.1)	—	(1.1)
Lower costs related to the sale of Iberia	—	0.8	—	0.8
Non-Core gains and (charges) included in Provision for Income Taxes:
Tax Benefits recognized upon the liquidation of dormant international entities	—	—	—	9.0
Restructuring charges related to our Financial Flexibility Programs	1.4	0.6	3.6	3.9
Gain on sale of an investment in a South African Company	—	(1.5)	—	(1.5)
Charge related to a dispute on the sale of operation in France	—	0.7	—	0.7
Charge in Tax Legacy for “Royalty Expense Deductions 1993-1997”	(0.8)	—	(0.8)	—

Segment Results

Our results are reported under the following two segments: U.S. and International. The operating segments reported below, U.S. and International, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

United States

U.S., our largest segment, represented 74% and 76% of our core revenue for the three month and six month periods ended June 30, 2006, respectively, as compared to 72% and 75% of our core revenue for the three month and six month periods ended June 30, 2005, respectively.

The following table presents our U.S. revenue by customer solution set and U.S. operating income for each of the three month and six month periods ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Amounts in millions)

Revenues
Risk Management Solutions	$169.7	$165.3	$345.8	$330.0
Sales & Marketing Solutions	73.7	66.8	157.3	144.2
E-Business Solutions	20.2	16.1	39.8	31.3
Supply Management Solutions	7.6	5.5	14.3	11.4

Core U.S. Revenue	$271.2	$253.7	$557.2	$516.9

Operating Income	$87.8	$82.3	$191.5	$180.4

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

U.S. Overview

U.S. core revenue increased $17.5 million, or 7%, for the three months ended June 30, 2006, compared with the three months ended June 30, 2005. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $17.5 million increase in U.S. core revenue for the three months ended June 30, 2006 versus the three months ended June 30, 2005 reflects:

Risk Management Solutions

•	a $4.4 million, or 3%, increase in Risk Management Solutions.

Traditional Risk Management Solutions, which accounted for 77% of total U.S. Risk Management Solutions, increased 3%. There were two main drivers of this growth:

•	continued growth of each of our Preferred Pricing Agreement and Preferred Pricing Agreement with DNBi subscription plans, from existing customers who are willing to increase the level of business they do with us. These subscription plans provide our customers with unlimited use during the contract period of our Risk Management reports and data, provided such customers commit to an increased level of spend from their historical levels; and

•	continued growth of our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit;

partially offset by:

•	the expiration in April 2006 of our five-year licensing arrangement with Receivable Management Services, Inc.

Value-Added Risk Management Solutions, which accounted for 23% of total U.S. Risk Management Solutions, increased 2%. The primary drivers of this growth were:

•	new customer acquisitions; and

•	higher purchases from existing customers;

partially offset by:

•	a shift in product mix to some of our newer value-added products where a larger portion of revenue is recognized over the term of the contract versus up-front, at contract signing; and

•	a decline in revenue as a result of the expiration in April 2006 of a five-year arrangement entered into in connection with the five-year licensing arrangement referenced above.

We believe that we will continue to experience a greater percentage of sales on new solutions where revenue will be recognized in subsequent quarters. As a result, quarterly revenue will continue to be impacted by recognition of deferred revenue from prior quarter sales and the deferral of revenue into subsequent periods.

Sales & Marketing Solutions

•	a $6.9 million, or 10%, increase in Sales & Marketing Solutions.

Traditional Sales & Marketing Solutions, which accounted for 45% of total U.S. Sales & Marketing Solutions, increased 5%. The increase in the Traditional Sales & Marketing Solutions was primarily driven by new customer acquisition and increased demand in our existing customers.

Our Value-Added Sales & Marketing Solutions, which accounted for 55% of total U.S. Sales & Marketing Solutions, increased 15%. The increase was primarily driven by higher purchases from our existing customers.

E-Business Solutions

•	a $4.1 million, or 25%, increase in E-Business Solutions, representing continued strength in Hoover’s subscription sales.

Supply Management Solutions

•	a $2.1 million, or 38%, increase in Supply Management Solutions, on a small base, which includes twenty one points of growth associated with our Open Ratings acquisition.

U.S. operating income for the three months ended June 30, 2006 was $87.8 million, compared to $82.3 million for the three months ended June 30, 2005, an increase of $5.5 million, or 7%. The increase in operating income was primarily attributed to an increase in U.S. revenue for the three months ended June 30, 2006 and the benefits of our reengineering efforts, partially offset by higher pension costs and lower postretirement benefit income, costs associated with our revenue generating investments, the impact of increased costs associated with data purchases from our International segment, increased costs associated with the acquisition of Open Ratings in the first quarter of 2006 and the effect of the adoption of SFAS No. 123R.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

U.S. Overview

U.S. core revenue increased $40.3 million, or 8%, for the six months ended June 30, 2006 compared with the six months ended June 30, 2005. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $40.3 million increase in U.S. core revenue for the six months ended June 30, 2006 versus the six months ended June 30, 2005 reflects:

Risk Management Solutions

•	a $15.8 million, or 5%, increase in Risk Management Solutions.

Traditional Risk Management Solutions, which accounted for 77% of total U.S. Risk Management Solutions, increased 4%. There were two main drivers of this growth:

•	continued growth of each of our Preferred Pricing Agreement and Preferred Pricing Agreement with DNBi subscription plans, from existing customers who are willing to increase the level of business they do with us. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, provided such customers commit to an increased level of spend from their historical levels; and

•	continued growth of our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit;

partially offset by:

•	the expiration in April 2006 of our five-year licensing arrangement with Receivable Management Services, Inc.

Value-Added Risk Management Solutions, which accounted for 23% of total U.S. Risk Management Solutions, increased 10%. The primary drivers of this growth were:

•	new customer acquisitions; and

•	higher purchases from existing customers;

partially offset by:

•	a decline in revenue as a result of an expiration in April 2006 of a five-year arrangement entered into in connection with the five-year licensing arrangement referenced above; and

•	a shift in product mix to some of our newer value-added products where a larger portion of revenue is recognized over the term of the contract versus up-front, at contract signing.

Sales & Marketing Solutions

•	a $13.1 million, or 9%, increase in Sales & Marketing Solutions.

Traditional Sales & Marketing Solutions, which accounted for 44% of total U.S. Sales & Marketing Solutions, increased 3%. This was driven by new customer acquisition and increased demand from our existing customers.

Our Value-Added Sales & Marketing Solutions, which accounted for 56% of total U.S. Sales & Marketing Solutions, increased 15%. The increase was primarily driven by higher purchases from our existing customers.

E-Business Solutions

•	an $8.5 million, or 27%, increase in E-Business Solutions, representing continued strength in Hoover’s subscription sales.

Supply Management Solutions

•	a $2.9 million, or 25%, increase in Supply Management Solutions, on a small base, which includes thirteen points of growth associated with our Open Ratings acquisition.

U.S. operating income for the six months ended June 30, 2006 was $191.5 million, compared to $180.4 million for the six months ended June 30, 2005, an increase of $11.1 million, or 6%. The increase in operating income was primarily attributed to an increase in U.S. revenue for the six months ended June 30, 2006 and the benefits of our reengineering efforts, partially offset by higher pension costs and lower postretirement benefit income, costs associated with our revenue generating investments, the impact of increased costs associated with data purchases from our International segment, increased costs associated with the acquisition of Open Ratings in the first quarter of 2006 and the effect of the adoption of SFAS No. 123R.

International

International represented 26% and 24% of our core revenue for the three month and six month periods ended June 30, 2006, respectively, as compared to 28% and 25% of our core revenue for the three month and six month periods ended June 30, 2005, respectively.

The following table presents our International revenue by customer solution set and International operating income.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Amounts in millions)

Revenue:
Risk Management Solutions	$79.2	$82.7	$147.0	$150.1
Sales & Marketing Solutions	14.5	13.6	26.0	22.9
E-Business Solutions	1.3	0.6	2.3	1.0
Supply Management Solutions	1.2	1.1	2.1	2.1

Core International Revenue	$96.2	$98.0	$177.4	$176.1

Operating Income	$23.7	$20.5	$32.4	$22.4

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

International Overview

International core revenue decreased $1.8 million, or 2% (1% increase before the effect of foreign exchange), for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. The decrease is primarily a result of:

•	the impact of a retroactive price increase as of February 2005 within our Italian real estate data business that was implemented and recognized during the second quarter of 2005; and

•	a decrease in revenue in our Italian real estate data business due to decline in product usage by Italian tax collectors.

These items had a negative five point impact on our International core revenue which was partially offset by:

•	increased revenue in our UK market, due in part to poor operating performance in the second quarter of 2005 and higher product usage from a key global customer;

•	increased revenues from our international partners attributable to royalty payments, fulfillment services on behalf of our partnerships and product usage; and

•	increased revenue in the Asia Pacific markets stemming from a contract signed in the first half of 2006.

International Customer Solution Sets

On a customer solution set basis, the $1.8 million decrease in International core revenue for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005 reflects:

Risk Management Solutions

•	a decrease in Risk Management Solutions of $3.4 million, or 4% (1% decrease before the effect of foreign exchange), reflecting:

Traditional Risk Management Solutions, which accounted for 89% of International Risk Management Solutions, decreased 5% (2% decrease before the effect of foreign exchange). This decrease is primarily a result of:

•	the impact of a retroactive price increase as of February 2005 within our Italian real estate data business that was implemented and recognized during the second quarter of 2005; and

•	a decrease in revenue in our Italian real estate data business due to decreased product usage by Italian tax collectors.

These items had a negative six point impact on our International Traditional Risk Management Solutions revenue partially offset by:

•	increased revenue in our UK market due to higher product usage from a key global customer.

Value-Added Risk Management Solutions, which accounted for 11% of International Risk Management Solutions, increased 4% (5% increase before the effect of foreign exchange) driven mainly by higher-value project-oriented business in our UK and Benelux markets.

Sales & Marketing Solutions

•	an increase in Sales & Marketing Solutions of $0.9 million, or 6% (9% increase before the effect of foreign exchange), reflecting:

Traditional Sales & Marketing Solutions, which accounted for 49% of International Sales & Marketing Solutions, decreased 1% (2% increase before the effect of foreign exchange), reflecting the highly competitive local marketplace for traditional solutions.

Value-Added Sales & Marketing Solutions, which accounted for 51% of International Sales & Marketing Solutions, increased 15% (18% increase before the effect of foreign exchange) primarily attributed to royalty revenues from our international partnerships and an increase in purchases by customers in our Asia Pacific market.

E-Business Solutions

•	a $0.7 million increase in E-Business Solutions, from $0.6 million for the three months ended June 30, 2005 to $1.3 million for the three months ended June 30, 2006. The increase is primarily attributed to increased market penetration of our Hoover’s solutions to customers in Europe.

Supply Management Solutions

•	a $0.1 million, or 1%, increase in Supply Management Solutions (6% increase before the effect of foreign exchange).

International operating income for the three months ended June 30, 2006 was $23.7 million, compared to $20.5 million for the three months ended June 30, 2005, an increase of $3.2 million, or 16%, primarily due to:

•	an increase in core revenue;

•	the benefits of our prior reengineering efforts which improved our efficiency; and

•	data sales to our U.S. segment;

partially offset by:

•	investments in our DUNSRight quality process.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

International Overview

International core revenue increased $1.3 million, or 1% (6% increase before the effect of foreign exchange), for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. The increase is primarily a result of:

•	increased revenue in our UK market, due in part to poor operating performance in the second quarter of 2005 and higher product usage from a key global customer;

•	increased revenue in the Asia Pacific markets stemming from a contract signed in the first half of 2006; and

•	increased revenues from our international partners attributable to royalty payments, fulfillment services on behalf of our partnerships and product usage;

partially offset by:

•	the negative impact of foreign exchange.

International Customer Solution Sets

On a customer solution set basis, the $1.3 million increase in International core revenue for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005 reflects:

Risk Management Solutions

•	a decrease in Risk Management Solutions of $3.1 million, or 2% (3% increase before the effect of foreign exchange), reflecting:

Traditional Risk Management Solutions, which accounted for 89% of International Risk Management Solutions, decreased 3% (2% increase before the effect of foreign exchange) reflecting the negative impact of foreign exchange offset by increased usage in the UK market and customer acquisitions in the Asia Pacific market. The increase in both the UK and Asia Pacific markets was partially offset by a decrease in product usage in the Benelux market.

Value-Added Risk Management Solutions, which accounted for 11% of International Risk Management Solutions, increased 11% (12% increase before the effect of foreign exchange) driven mainly by higher-value project-oriented business in our UK and our Benelux markets.

Sales & Marketing Solutions

•	an increase in Sales & Marketing Solutions of $3.1 million, or 13% (18% increase before the effect of foreign exchange), reflecting:

Traditional Sales & Marketing Solutions, which accounted for 51% of International Sales & Marketing Solutions, increased 9% (13% increase before the effect of foreign exchange), reflecting increased purchases in our UK market resulting from larger customer commitments made in the fourth quarter of 2005 and a lower rate of cancellations in the first quarter of 2006 as compared to the prior year period.

Value-Added Sales & Marketing Solutions, which accounted for 49% of International Sales & Marketing Solutions, increased 18% (23% increase before the effect of foreign exchange). The increase was primarily attributed to:

•	royalty revenues from our international partnerships;

•	a shift in the timing of a customer renewal from the fourth quarter of 2005 into the first quarter of 2006; and

•	an increase in purchases by customers in our Asia Pacific market.

E-Business Solutions

•	a $1.3 million increase in E-Business Solutions, from $1.0 million for the six months ended June 30, 2005 to $2.3 million for the six months ended June 30, 2006. The increase is primarily attributed to increased market penetration of our Hoover’s solutions to customers in Europe.

Supply Management Solutions

•	Supply Management Solutions remained flat as compared to the prior year period.

International operating income for the six months ended June 30, 2006 was $32.4 million as compared to $22.4 million for the six months ended June 30, 2005 an increase of $10.0 million or 45%, primarily due to:

•	an increase in core revenue;

•	the benefits of our prior reengineering efforts which improved our efficiency; and

•	data sales to our U.S. segment;

partially offset by:

•	investments in our DUNSRight quality process.

Certain additional factors affecting our International segment create particular challenges to our international business. For example:

•	Governmental agencies, which may seek, from time-to-time, to increase the fees or taxes that we must pay to acquire, use and/or redistribute data. For example:

The reported results herein reflect significant price increases to customers of our Italian real estate data business that we implemented during the second quarter of 2005. These price increases were implemented to offset new regulations that significantly increased data acquisition costs for our Italian real estate data business and required that we pay a fee each time we resell that data. We believe that aspects of the regulations principally related to the resale fees are illegal. Therefore, we are challenging such regulations in court and with anti-trust authorities and, pending such resolution, we have been withholding certain payments to the government and establishing appropriate reserves. We cannot predict the outcome of our challenges or the ultimate resolution of this matter.

Forward-Looking Statements

We may from time-to-time make written or oral “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in filings with the Securities and Exchange Commission, in reports to shareholders and in press releases and investor Webcasts. These forward-looking statements can be identified by the use of words like “anticipates,” “aspirations,” “believes,” “continues,” “estimates,” “expects,” “goals,” “guidance,” “intends,” “plans,” “projects,” “strategy,” “targets,” “will” and other words of similar meaning. They can also be identified by the fact that they do not relate strictly to historical or current facts.

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

The following important factors could cause actual results to differ materially from those projected in such forward-looking statements:

•	We rely significantly on third parties to support critical components of our business model in a continuous and high quality manner, including third party data providers, strategic partners in our WorldWide Network, and outsourcing partners;

•	Demand for our products is subject to intense competition, changes in customer preferences and, to a lesser extent, economic conditions which impact customer behavior;

•	The profitability of our International segment depends on our ability to identify and execute on various initiatives, such as the implementation of subscription plan pricing and successfully managing our WorldWide Network, and to identify and contend with various challenges present in foreign markets, such as local competition and the availability of public records at no cost;

•	Our ability to renew large contracts, the related revenue recognition and the timing thereof may impact our results of operations from period-to-period;

•	Our results, including operating income, are subject to the effects of foreign economies, exchange rate fluctuations and U.S. and foreign legislative or regulatory requirements, and the adoption of new or changes in accounting policies and practices, including pronouncements by the Financial Accounting Standards Board or other standard setting bodies;

•	Our solutions and brand image are dependent upon the integrity of our global database and the continued availability thereof through the internet and by other means, as well as our ability to protect key assets, such as data center capacity;

•	We are involved in various tax matters and legal proceedings, the outcomes of which are unknown and uncertain with respect to the impact on our cash flow and profitability;

•	Our ability to successfully implement our Blueprint for Growth Strategy requires that we successfully reduce our expense base through our Financial Flexibility Program, and reallocate certain of the expense base reductions into initiatives that produce desired revenue growth;

•	Our future success requires that we attract and retain qualified personnel in regions throughout the world;

•	Our ability to repurchase shares is subject to market conditions, including trading volume in our common stock, and our ability to repurchase securities in accordance with applicable securities laws;

•	Our projection for free cash flow in 2006 is dependent upon our ability to generate revenue, our collection processes, customer payment patterns, the amount and timing of payments related to the tax and other matters and legal proceedings in which we are involved, and the timing and volume of stock option exercises; and

•	Our ability to acquire and successfully integrate other complimentary businesses, products and technologies into our existing business, without significant disruption to our existing business or to our financial results.

We elaborate on the above list of important factors in our other filings with the SEC, particularly in the discussion of our Risk Factors in Item 1A. of our Annual Report on the Form 10-K for the year ended December 31, 2005. It should be understood that it is not possible to predict or identify all risk factors. Consequently, the above list of important factors and the Risk Factors discussed in our Annual Report on the Form 10-K should not be considered to be a complete discussion of all of our potential trends, risks and uncertainties. Except as otherwise required by federal securities laws, we do not undertake to update any forward-looking statement we may make from time-to-time.

Liquidity and Financial Position

In accordance with our Blueprint for Growth strategy, we have used our cash for three primary purposes: investing in the current business, acquisitions as appropriate, and our share repurchase programs, as approved by our Board of Directors.

We believe that cash provided by operating activities, supplemented as needed with a readily available financing arrangement, is sufficient to meet our short-term and long-term needs, including the cash cost of our restructuring charges (see Note 3 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q), transition costs, contractual obligations and contingencies (see Note 7 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q), excluding the legal matters identified therein for which exposures are not estimable. In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our existing $300 million notes which matured on March 15, 2006 (see Note 4 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q). We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases, when needed. Such borrowings would be supported by our bank credit facilities, when needed.

Cash Provided by Operating Activities

Net cash provided by operating activities totaled $137.9 million for the six months ended June 30, 2006 and $121.4 million for the six months ended June 30, 2005. The $16.5 million increase was primarily driven by an increase in collections of accounts receivable as compared to the prior period. Additionally, there was an increase in income tax benefits received during the six months ended June 30, 2006 related to a higher volume of stock option exercises, lower restructuring payments and a collection of a third party receivable.

These cash inflows were partially offset by an increase in our Other Non-Current Assets from prior year primarily due to a deposit made to the IRS in order to stop the accrual of statutory interest on potential tax deficiencies related to the legacy tax matters discussed in Note 7 — Contingencies (Tax Matters) to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q. Additionally, the implementation of SFAS No. 123R required the benefits of tax deductions in excess of the tax impact of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. As a result, this requirement reduced net operating cash flows and increased net financing cash flows by $25.1 million for the six months ended June 30, 2006. Included in the $25.1 million, was $11.9 million associated with the exercise of 0.6 million of Moody’s stock options.

Cash Used in Investing Activities

Our business is not capital-intensive and most of our spending to grow the business is funded by operating cash flow. As a result of our Financial Flexibility Programs, we have sold non-core businesses and real estate assets. Proceeds from these sales have partially (or in some cases, fully) offset our capital expenditures and additions to computer software and other intangibles.

Net cash provided by investing activities totaled $79.5 million for the six months ended June 30, 2006 and $22.7 million for the six months ended June 30, 2005. The $56.8 million change primarily reflects the following activities:

•	During the six months ended June 30, 2006, we had $109.4 million of net redemptions in short-term marketable securities, as compared to $13.4 million during the six months ended June 30, 2005.

•	During the six months ended June 30, 2006, we acquired Open Ratings for approximately $8.0 million, inclusive of cash acquired of $0.4 million, funded with cash on hand. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

•	During the six months ended June 30, 2005, we had $20.3 million in net proceeds relating to the sale of various businesses in prior periods, including the sale of our operations in France and Central Europe and our investment in South Africa. We did not have any proceeds for the six months ended June 30, 2006, as we did not have any divestitures during 2006.

Investments in total capital expenditures, including computer software and other intangibles were $21.0 million in the six months ended June 30, 2006 and $9.6 million in the six months ended June 30, 2005. Such investments were primarily in the U.S. segment for investments such as our DUNSRight quality process and DNBi, our interactive web-based subscription notice.

Cash settlements of our foreign currency contracts resulted in a $0.8 million outflow during the six months ended June 30, 2006 as compared to a $0.3 million outflow during the six months ended June 30, 2005.

Cash Used in Financing Activities

Net cash used in financing activities was $310.0 million for the six months ended June 30, 2006 and $138.4 million for the six months ended June 30, 2005, a $171.6 million change. As set forth below, this change primarily relates to share repurchases, stock-based proceeds from stock option exercises, spin-off obligations and contractual obligations.

Share Repurchases

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, we repurchased 2.5 million shares of common stock for $185.4 million during the six months ended June 30, 2006, compared to the repurchase of 0.7 million shares of common stock for $44.5 million during the six months ended June 30, 2005.

On January 31, 2006, our Board of Directors approved the addition of $100 million to our existing $400 million two-year share repurchase program, which was approved by our Board of Directors in February 2005. This raised the program to a total of $500 million. During the six months ended June 30, 2006, we repurchased 2.9 million shares of common stock for $211.2 million under this share program as compared to the repurchase of 1.6 million shares of common stock for $99.9 million during the six months ended June 30, 2005.

During the six months ended June 30, 2006, we borrowed $55.0 million under our facilities to fund our share repurchase program.

Stock-based Programs

For the six months ended June 30, 2006, net proceeds from our stock-based awards were $25.6 million, compared with $13.9 million for the six months ended June 30, 2005. The increase was driven by increased stock options exercise activity as a result of increased stock price during the six months ended June 30, 2006.

In addition, the implementation of SFAS No. 123R, effective January 1, 2006, requires the benefits of tax deductions in excess of the tax impact of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows by $25.1 million for the six months ended June 30, 2006.

Spin-off Obligations

As part of our spin-off from Moody’s/D&B2 in 2000, we entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/D&B2 stock options (including Moody’s/D&B2 options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction goes to the issuing company of the stock option. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed upon treatment of the tax deductions under the TAA, then the party that becomes then entitled to take the deduction may be required to indemnify the other party for the loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that appears to require that the tax deduction belongs to the employer of the optionee and not the issuer of the option (i.e., D&B would be entitled to deduct compensation expense associated with D&B employee exercising a Moody’s/D&B2 option). During the six months ended June 30, 2006, we made a payment of approximately $20.9 million to Moody’s/D&B2 under the TAA which was fully accrued as of December 31, 2005.

Contractual Obligations

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our existing $300 million notes which matured on March 15, 2006. The 2011 notes of $299.3 million, net of $0.7 million of discount, are recorded as “Long-Term Debt” in our consolidated balance sheet at June 30, 2006. The $300 million notes that matured on March 15, 2006 were recorded as “Short-Term Debt” at December 31, 2005.

The 2011 notes were issued at a discount of $0.8 million and we incurred underwriting and other fees in the amount of approximately $2.2 million. These costs are being amortized over the life of the 2011 notes. The 2011 notes contain certain covenants that limit our ability to create liens, enter into sale and leasebacks transactions and consolidate, merge or sell assets to another entity. The 2011 notes do not contain any financial covenants.

On September 30, 2005 and February 10, 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the above referenced debt issuance. These transactions were accounted for as cash flow hedges, and as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in accumulated other comprehensive income. In connection with the issuance of the 2011 notes, these interest rate derivative transactions were terminated, resulting in proceeds of approximately $5.0 million at the dates of termination. The proceeds are recorded in other comprehensive income and will be amortized over the life of the 2011 notes.

At June 30, 2006 and 2005, we had a $300 million bank credit facility available at prevailing short-term interest rates, which expires in September 2009. At June 30, 2006, we have drawn $55.0 million of borrowings outstanding under these facilities with a weighted average interest rate of 5.44%. We borrowed under this facility during the six months ended June 30, 2006 primarily to fund our share repurchase program. We had not drawn on this facility and we did not have any borrowings outstanding under these facilities at June 30, 2005. This facility also supports our commercial paper borrowings up to $300 million. We also have not borrowed under our commercial paper program as of June 30, 2006 and 2005. The facility requires the maintenance of interest coverage and total debt to EBITDA ratios (each as defined in the agreement). We were in compliance with these requirements at June 30, 2006 and June 30, 2005.

At June 30, 2006 and 2005, certain of our international operations had non-committed lines of credit of $15.6 million and $11.9 million, respectively. There were no borrowings outstanding under these lines of credit at June 30, 2006 as compared to $2.2 million of borrowings outstanding under these lines of credit at June 30, 2005. These arrangements have no material commitment fees and no compensating balance requirements.

At June 30, 2006 and 2005, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $4.8 million and $4.9 million, respectively.

During the three months ended June 30, 2006, no interest payments were made and during the six months ended June 30, 2006, interest paid totaled $10.1 million. Interest paid totaled $0.4 million and $8.9 million for the three month and six month periods ended June 30, 2005, respectively.

Future Liquidity — Sources and Uses of Funds

Share Repurchases

On January 31, 2006, our Board of Directors approved the addition of $100 million to our existing $400 million two-year special share repurchase program, raising this program amount to $500 million. During the six months ended June 30, 2006, we repurchased 2.9 million shares for $211.2 million. We believe that we will repurchase the remaining $88.8 million under this program by December 31, 2006, subject to market and other conditions beyond our control.

We also intend to continue to repurchase shares, subject to volume limitations, to offset the dilutive effect of the shares issued under our stock incentive plans and ESPP. During the six months ended June 30, 2006, we repurchased 2.5 million shares of common stock for $185.4 million, which was partially offset by $25.6 million of proceeds from employees related to the stock incentive plans.

On August 1, 2006, our Board of Directors approved a new $200 million one-year share repurchase program. The new $200 million share repurchase program is in addition to our existing two-year $500 million share repurchase program commenced in the first quarter of 2005. The new program will commence upon completion of the $500 million program, and we anticipate that the new $200 million program will be completed within twelve months after its initiation.

On August 1, 2006, our Board of Directors approved a new four-year five million share repurchase program to offset dilution. This new five million share repurchase program will commence upon the completion of the current program we have in place to offset dilution which is set to expire in September 2006.

Spin-off Obligations

As part of our spin-off from Moody’s/D&B2 in 2000, we entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/D&B2 stock options (including Moody’s/D&B2 options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction goes to the issuing company of the stock option. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed upon treatment of the tax deductions under TAA, then the party that then becomes entitled to take the deduction may be required to indemnify the other party for the loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that require that the tax deduction belongs to the employer of the optionee and not the issuer of the option (i.e., D&B would be entitled to deduct compensation expense associated with a D&B employee exercising a Moody’s/D&B2 option). During the six months ended June 30, 2006, we made a payment of approximately $20.9 million to Moody’s/D&B2 under the TAA which was fully accrued as of December 31, 2005. In addition, under the TAA, we received the benefit of additional tax deductions and we may be required to reimburse Moody’s/D&DB2 for the loss of income tax deductions relating to 2002 and the six months ended June 30, 2006 of approximately $25.0 million in the aggregate. This potential reimbursement is a reduction to shareholders’ equity. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA, timing of future exercises of options, the future price of the stock underlying the stock options and relevant tax rates.

As of June 30, 2006, current and former employees of D&B held 1.6 million Moody’s stock options. These stock options had a weighted average exercise price of $11.21 and a remaining contractual life ranging from one to four years as of June 30, 2006. All of these options are currently exercisable.

Potential Payments in Settlement of Tax and Legal Matters

We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in cash payments in the amounts described in Note 7 — Contingencies (Legal Proceedings) to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, as well as payments, the amount of which cannot be determined at the present time. We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in these matters.

Contractual Obligations

We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases, if needed.

Other Matters

During the first quarter of 2005, regulations implementing new tax legislation became effective in Italy that significantly increased data acquisition costs for our Italian real estate data business and required that we pay a fee each time we resell that data. In response to this, we instituted significant price increases to our customers. We have been challenging the legality of such regulations and pending the resolution of our challenges, we have been withholding certain payments to the government and establishing appropriate reserves. We cannot predict the outcome of our challenges or the ultimate resolution of this matter, but do not believe that any such resolution will have a material impact on our consolidated cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

D&B’s market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. Our 2005 consolidated financial statements included in Item 7a. “Quantitative and Qualitative disclosures About Market Risk” of our Annual Report on Form 10-K provide a more detailed discussion of the market risks affecting operations. As of June 30, 2006, no material change had occurred in our market risks, compared with the disclosure in the Form 10-K for the year ending December 31, 2005.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended June 30, 2006, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in Part I-Item I-“Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.

As discussed above, we are experiencing a shift in our product mix as an increasing number of customers adopt products which have a larger portion of revenue recognized over the term of the contract, rather than up front, at contract signing. The following Risk Factor is being updated and amends the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

We rely on annual contract renewals for a substantial part of our revenue and our quarterly results may be significantly impacted by the timing of these renewals or a shift in product mix that results in a change in the timing of revenue recognition.

We derive a substantial portion of our revenue from annual customer contracts. If we are unable to renew a significant number of these contracts, our revenue and results of operations would be harmed. In addition, our results of operations from period to period may vary due to the timing of customer contract renewals. As contracts are renewed, we have, and may continue to experience a shift in product mix underlying such contracts. This could result in the deferral of increased amounts of revenue into future periods as a larger portion of revenue is recognized over the term of our contracts rather than upfront at contract signing. Although this may cause our financial results from period to period to vary substantially, such change in revenue recognition will not change the total revenue recognized over the life of our contracts.

Item 2.	Unregistered Sales of Equity Securities, and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended June 30, 2006 of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum	Approximate
				Number of	Dollar Value of
				Currently	Currently
			Total Number of	Authorized	Authorized
			Shares Purchased	Shares that May	Shares that May
	Total		as part of	Yet Be	Yet Be
	Number of	Average	Publicly	Purchased	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans	Under the Plans
Period	Purchased(a)	Per Share	or Programs(a)	or Programs(b)	or Programs
(Amounts in millions, except per share data)

April 1-30, 2006	0.9	$76.85	0.9	—	$—
May 1-31, 2006	1.4	$75.38	1.4	—	—
June 1-30, 2006	1.4	$70.47	1.4	—	—

Quarter Ended June 30, 2006	3.7	$73.87	3.7	0.2	$88.8

(a)	During the three months ended June 30, 2006, we repurchased 2.1 million shares of common stock for $154.8 million to mitigate the dilutive effect of the shares issued under our stock incentive programs and Employee Stock Purchase Plan. This program was announced in July 2003 and expires in September 2006. The maximum amount authorized under the program is 6.0 million shares. Additionally, during the three months ended June 30, 2006, we repurchased 1.6 million shares of common stock for $119.3 million related to a previously announced two-year share repurchased program approved by our Board of Directors in February 2005. This program expires in February 2007.

(b)	Excludes shares that may be purchased under our $400 million, two-year share repurchase program approved by our Board of Directors and announced in February, 2005. In January 2006, our Board of Directors approved the addition of $100 million to this $400 million program, raising this program amount to $500 million, and $411.2 million was repurchased through June 30, 2006. The total program expires in February 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 2, 2006. At such meeting, 60,781,519 shares of our common stock were represented in person or by proxy, which was equal to 91% of the issued and outstanding shares entitled to vote at the meeting.

The matters voted upon and the results of the vote were as follows:

PROPOSAL NO. 1

ELECTION OF DIRECTORS

The three directors listed below were elected to three-year terms, which will expire at the 2009 Annual Meeting of Shareholders.

	Number of Shares
Nominee	For	Withheld

James N. Fernandez	60,598,605	182,914
Sandra E. Peterson	60,590,774	190,745
Michael R. Quinlan	60,378,194	403,325

PROPOSAL NO. 2

RATIFICATION OF APPOINTMENT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The selection of PricewaterhouseCoopers LLP as independent registered public accounting firm was ratified as follows: 60,663,032 voted in favor; 116,530 voted against; and 31,955 shares abstained.

PROPOSAL NO. 3

RE-APPROVAL OF THE DUN & BRADSTREET CORPORATION
COVERED EMPLOYEE CASH INCENTIVE PLAN

The Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan was re-approved as follows: 59,584,804 voted in favor; 1,007,419 voted against; and 165,399 shares abstained.

There were no broker non-votes on any of the above matters.

Item 5.	Other Information

Indemnification Agreements

On August 1, 2006, our Board of Directors approved a form of Indemnification Agreement to be executed with each of the members of our Board of Directors and which may be used with each of our executive officers and other select employees on an ongoing basis. Such agreements are specifically authorized by Delaware law and our Restated Certification of Incorporation. The Indemnification Agreement contains more detailed and comprehensive indemnification provisions than in our Restated Certificate of Incorporation, including specific procedures for requesting or receiving advance payment of legal fees and indemnification payments, as well as certain dispute resolution mechanisms. The form of Indemnification Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

New Product and Technology Outsourcing Agreements

On August 2, 2006, we announced that we had signed new product and technology outsourcing agreements with Acxiom® Corporation that will significantly increase the speed, data processing capacity and matching capabilities we provide our U.S. sales and marketing customers.

Under the terms of the agreements, our global business marketing information database will be powered by Acxiom’s superior grid computing platform. In addition, we will leverage Acxiom’s data integration competencies to enhance our ability to provide insight on one hundred percent of our U.S. sales and marketing customers’ commercial inquiries. We will manage all the selling efforts for this product suite. We expect our customers will benefit from faster project turnaround and a higher degree of business insight, allowing them to better meet their sales and marketing needs.

Item 6.	Exhibits

+	Exhibit 10.1 — Form of Indemnification Agreement.

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

Date: August 4, 2006

By:	/s/ Anastasios G. Konidaris
Anastasios G. Konidaris
Principal Accounting Officer

Date: August 4, 2006