Form 10-Q
period 2006-09-30
DUN & BRADSTREET CORP/NW
filed 2006-11-03
CIK 1115222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding at
Title of Class	September 30, 2006

Common Stock,	61,412,488
$0.01 par value per share

THE DUN & BRADSTREET CORPORATION

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
		(Unaudited)
	(Amounts in millions, except per share data)

Revenue	$359.2	$341.6	$1,093.8	$1,034.6
Operating Expenses	114.5	105.7	341.6	307.8
Selling and Administrative Expenses	145.8	143.4	457.7	451.8
Depreciation and Amortization	8.2	8.6	22.2	26.0
Restructuring Charge	14.2	4.7	24.2	21.6

Operating Costs	282.7	262.4	845.7	807.2

Operating Income	76.5	79.2	248.1	227.4

Interest Income	1.3	2.2	5.6	8.1
Interest Expense	(5.1)	(5.4)	(14.7)	(15.7)
Minority Interest Income (Expense)	(0.2)	(0.2)	(0.4)	0.1
Other Income (Expense) — Net	(0.4)	(2.7)	(0.5)	0.5

Non-Operating Income (Expense) — Net	(4.4)	(6.1)	(10.0)	(7.0)

Income Before Provision for Income Taxes	72.1	73.1	238.1	220.4
Provision for Income Taxes	26.4	41.8	88.9	90.1
Equity in Net Income of Affiliates	0.1	0.4	0.3	0.6

Net Income	$45.8	$31.7	$149.5	$130.9

Basic Earnings per Share of Common Stock	$0.74	$0.48	$2.33	$1.95

Diluted Earnings per Share of Common Stock	$0.72	$0.46	$2.27	$1.87

Weighted Average Number of Shares Outstanding — Basic	61.7	66.5	64.1	67.1
Weighted Average Number of Shares Outstanding — Diluted	63.4	69.2	65.9	69.9

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2006	2005
	(Unaudited)
(Amounts in millions, except per share data)

ASSETS
Current Assets
Cash and Cash Equivalents	$138.9	$195.3
Marketable Securities	—	109.4
Accounts Receivable, Net of Allowance of $19.7 at September 30, 2006 and $22.0 at December 31, 2005	307.1	380.3
Other Receivables	25.7	36.0
Deferred Income Tax	33.6	22.3
Other Current Assets	21.2	16.0

Total Current Assets	526.5	759.3

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $183.6 at September 30, 2006 and $190.2 at December 31, 2005	45.4	44.2
Prepaid Pension Costs	475.1	470.8
Computer Software, Net of Accumulated Amortization of $340.0 at September 30, 2006 and $315.9 at December 31, 2005	52.0	32.0
Goodwill	227.8	220.2
Deferred Income Tax	34.3	37.9
Other Non-Current Assets	89.6	49.0

Total Non-Current Assets	924.2	854.1

Total Assets	$1,450.7	$1,613.4

LIABILITIES
Current Liabilities
Accounts Payable	$37.0	$43.9
Accrued Payroll	87.9	108.7
Accrued Income Tax	—	1.5
Short-Term Debt	0.1	300.8
Other Accrued and Current Liabilities	173.4	160.5
Deferred Revenue	430.8	413.7

Total Current Liabilities	729.2	1,029.1

Pension and Postretirement Benefits	428.3	432.6
Long-Term Debt	400.4	0.1
Other Non-Current Liabilities	80.7	74.0

Total Liabilities	1,638.6	1,535.8

Contingencies (Note 7)

Shareholders’ Equity
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized — 0.5 shares; outstanding — none	—	—
Preferred Stock, $0.01 par value per share, authorized — 9.5 shares; outstanding — none	—	—
Series Common Stock, $0.01 par value per share, authorized — 10.0 shares; outstanding — none	—	—
Common Stock, $0.01 par value per share, authorized — 200.0 shares; issued — 81.9 shares	0.8	0.8
Unearned Compensation	—	(5.4)
Capital Surplus	184.3	183.8
Retained Earnings	1,041.0	891.5
Treasury Stock, at cost, 20.5 shares at September 30, 2006 and 14.9 shares at December 31, 2005	(1,147.5)	(705.5)
Cumulative Translation Adjustment	(158.2)	(175.7)
Minimum Pension Liability Adjustment	(112.7)	(112.7)
Other Comprehensive Income	4.4	0.8

Total Shareholders’ Equity	(187.9)	77.6

Total Liabilities and Shareholders’ Equity	$1,450.7	$1,613.4

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(Amounts in millions)

Cash Flows from Operating Activities:
Net Income	$149.5	$130.9
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	22.2	26.0
Gain from Sales of Businesses	—	(0.8)
Income Tax Benefit from Stock-Based Awards	37.0	35.2
Excess Tax Benefit on Stock-Based Awards	(30.2)	—
Equity-Based Compensation	15.7	9.2
Restructuring Charge	24.2	21.6
Restructuring Payments	(13.3)	(26.8)
Deferred Income Taxes, Net	(3.9)	(35.7)
Accrued Income Taxes, Net	10.7	3.5
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	80.7	59.7
Increase in Other Current Assets	(0.9)	(8.0)
Increase in Deferred Revenue	9.0	5.2
Decrease in Accounts Payable	(9.1)	(16.0)
(Decrease) Increase in Accrued Liabilities	(5.4)	3.6
Decrease in Other Accrued and Current Liabilities	(8.1)	(9.1)
Changes in Non-Current Assets and Liabilities:
Increase in Other Long-Term Assets	(38.9)	(13.8)
Decrease in Long-Term Liabilities	(5.9)	(26.1)
Other, Net	1.8	0.5

Net Cash Provided by Operating Activities	235.1	159.1

Cash Flows from Investing Activities:
Investments in Marketable Securities	(149.6)	(99.0)
Redemptions of Marketable Securities	259.0	181.6
Proceeds from Sales of Businesses, Net of Cash Divested	—	18.5
Payments for Acquisitions of Businesses, Net of Cash Acquired	(8.3)	(17.9)
Cash Settlements of Foreign Currency Contracts	(2.5)	0.1
Capital Expenditures	(9.2)	(4.5)
Additions to Computer Software and Other Intangibles	(31.2)	(13.4)
Other, Net	0.1	0.6

Net Cash Provided by Investing Activities	58.3	66.0

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(511.6)	(207.6)
Net Proceeds from Stock-Based Awards	30.8	18.5
Spin-off Obligation	(20.9)	(9.2)
Payment of Debt	(300.0)	—
Proceeds from Issuance of Long-Term Debt	299.2	—
Proceeds from Borrowings on Credit Facilities	207.5	2.0
Payments of Borrowings on Credit Facilities	(106.5)	(1.0)
Payment of Bond Issue Costs	(2.2)	—
Termination of Interest Rate Derivatives	5.0	—
Excess Tax Benefit on Stock-Based Awards	30.2	—
Other, Net	0.2	0.3

Net Cash Used in Financing Activities	(368.3)	(197.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	18.5	(16.4)

Decrease in Cash and Cash Equivalents	(56.4)	11.7
Cash and Cash Equivalents, Beginning of Period	195.3	252.9

Cash and Cash Equivalents, End of Period	$138.9	$264.6

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Income Taxes, Net of Refunds	$45.1	$87.1
Interest	$19.1	$18.8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts in millions, except per share data)

Note 1 — Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2005. The consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.

All significant inter-company transactions have been eliminated in consolidation.

The financial statements of the subsidiaries outside the United States (“U.S.”) and Canada reflect three month and nine month periods ended August 31, 2006 and 2005, in order to facilitate timely reporting of our unaudited consolidated financial results.

Where appropriate, we have reclassified certain prior period amounts to conform to our current presentation.

Significant Accounting Policies

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. During the nine months ended September 30, 2006, we updated the significant accounting policy titled “Stock-Based Compensation” as follows:

Stock-Based Awards

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) or “SFAS No. 123R,” or “Share-Based Payments,” requiring the recognition of compensation expense in the income statement related to the fair value of our employee stock options and our 15% discount from market value, subject to limitations, under our Employee Stock Purchase Plan (“ESPP”). Determining the fair value of stock options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. For further detail on Stock-Based Awards, see Note 9 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Note 2 — Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” or “SFAS No. 158,” which requires the recognition of the underfunded or overfunded status of defined benefit postretirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. As of September 30, 2006, we currently estimate that we will reduce our total assets by approximately $230 million

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

to $250 million, our total liabilities by approximately $20 million to $30 million and our shareholders’ equity by approximately $210 million to $220 million, net of tax of approximately $115 million to $125 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or “SFAS No. 157,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) in the United States of America and expands fair value measurement disclosures. SFAS No. 157 does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact the adoption of SFAS No. 157 will have, if any, on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or “SAB No. 108,” which provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the third quarter of 2006 did not have an impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109,” or “FIN 48,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation sets forth a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We plan to adopt the provisions of FIN 48 as required on January 1, 2007. The cumulative effect of applying FIN 48, if any, will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. We are currently assessing the impact, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or “SFAS No. 154,” which changes the accounting and reporting requirements for a change in accounting principle. Accounting Principle Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” are superseded by SFAS No. 154, which requires retrospective application to prior periods’ financial statements of changes in an accounting principle. SFAS No. 154 applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 also defines a restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in the first quarter of 2006 did not have an impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This standard requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period that an employee provides service in exchange for the award, which normally would be the vesting period. We adopted SFAS No. 123R on January 1, 2006, as required by the SEC, under the Modified Prospective method. During the three month and nine month periods ended September 30, 2006, we incurred additional expenses of approximately $3.1 million and $10.5 million, respectively, related to stock options and our ESPP. In addition, SFAS No. 123R also requires the benefits of tax deductions in excess of the tax impact of recognized compensation expense to be reported as cash flows from financing activities, rather than cash

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

flows from operating activities. As a result, we reclassified $30.2 million from net cash flows from operating activities to net cash used in financing activities during the nine months ended September 30, 2006.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides a deduction from income for qualified domestic production activities, which will be phased in from 2005 through 2010. The Act also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales. In December 2004, the FASB issued Financial Statement Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP No. FAS 109-1 provides guidance on the accounting implications of the Act related to the deduction for qualified domestic production activities. The deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. In May 2006, the Treasury and the Internal Revenue Service issued final regulations relating to the domestic production activities. Based on these regulations, during the nine months ended September 30, 2006, we recorded tax benefits relating to this deduction in our effective tax rate of approximately $0.6 million, of which $0.4 million related to the nine months ended September 30, 2006 and $0.2 million related to the year ended December 31, 2005. We anticipate recording a tax benefit of approximately $0.7 million (inclusive of the $0.2 million related to the year ended December 31, 2005) for the year ended December 31, 2006.

Note 3	— Impact of Implementation of the Blueprint for Growth Strategy

Restructuring Charge

Since the launch of our Blueprint for Growth Strategy, we have implemented Financial Flexibility Programs. In each of these Programs, we identified ways to reduce our expense base and reallocated some of the identified spending to other areas of our operations to drive revenue growth. With each Program, we have incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income). These charges are incurred as a result of eliminating, consolidating, standardizing, automating and/or outsourcing operations of our business. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility Programs.

For the three month and nine month periods ended September 30, 2006 and 2005 the restructuring charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146 the current period charge represents the liabilities incurred during the quarter for each of these obligations. The curtailment gains were recorded in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and the curtailment charges were recorded in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

During the three months ended September 30, 2006, we recorded a $14.0 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”) and a $0.2 million restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”). The components of these charges included:

•	severance and termination costs of $4.5 million associated with approximately 100 employees related to the 2006 Financial Flexibility Program and $0.1 million associated with approximately 5 employees related to the 2005 Financial Flexibility Program. During the three months ended September 30, 2006, approximately 50 positions were eliminated in conjunction with our 2006 Financial Flexibility Program; and

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $9.5 million and $0.1 million related to the 2006 Financial Flexibility Program and 2005 Financial Flexibility Program, respectively.

During the three months ended September 30, 2005, we recorded a $4.5 million restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.2 million net restructuring charge for the International Business Machines Corporation (“IBM”) outsourcing agreement in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The components of these charges and gains included:

•	severance and termination costs of $4.1 million associated with approximately 60 employees related to the 2005 Financial Flexibility Program and $0.3 million associated with approximately 50 employees related to the 2004 Financial Flexibility Program. During the three months ended September 30, 2005, approximately 44 positions and 24 positions were eliminated in conjunction with our 2005 Financial Flexibility Program and 2004 Financial Flexibility Program, respectively;

•	other costs to consolidate or close facilities and other exit costs of $0.3 million related to the 2005 Financial Flexibility Program;

•	curtailment charge of $0.1 million related to our U.S. Qualified Plan for the 2005 Financial Flexibility Program. In accordance with SFAS No. 87 and SFAS No. 88, we were required to recognize a one-time curtailment charge to the U.S. Qualified Plan related to the headcount actions of the 2005 Financial Flexibility Program. The curtailment accounting requirement of SFAS No. 88 required us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of employee termination actions, such as full vesting; and

•	curtailment gain of $0.1 million related to our U.S. postretirement benefit plan resulting from employee termination actions for the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

During the nine months ended September 30, 2006, we recorded a $22.1 million restructuring charge in connection with the 2006 Financial Flexibility Program, a $2.4 million net restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.3 million net restructuring curtailment gain in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•	severance and termination costs of $11.7 million associated with approximately 150 employees related to the 2006 Financial Flexibility Program and $2.1 million associated with approximately 25 employees related to the 2005 Financial Flexibility Program. During the nine months ended September 30, 2006, approximately 180 positions and 25 positions were eliminated in conjunction with our 2006 Financial Flexibility Program and 2005 Financial Flexibility Program, respectively. As part of the ongoing reengineering effort, approximately 20 new positions were created and filled due to office consolidations, relocations and job function changes under our 2006 Financial Flexibility Program;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $10.4 million related to the 2006 Financial Flexibility Program and $0.4 million related to the 2005 Financial Flexibility Program; and

•	curtailment gains of $0.1 million for the 2005 Financial Flexibility Program and $0.3 million for the 2004 Financial Flexibility Program related to our U.S. postretirement benefit plan resulting from employee

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

termination actions. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

During the nine months ended September 30, 2005, we recorded a $22.0 million restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.4 million net restructuring gain in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•	severance and termination costs of $20.2 million associated with approximately 340 employees related to the 2005 Financial Flexibility Program and $5.4 million associated with approximately 630 employees related to the 2004 Financial Flexibility Program. During the nine month period ended September 30, 2005, approximately 325 positions and 340 positions were eliminated in conjunction with our 2005 Financial Flexibility Program and 2004 Financial Flexibility Program, respectively;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.4 million related to the 2005 Financial Flexibility Program;

•	curtailment charge of $0.3 million related to our UK Pension Plan and $0.1 million related to our U.S. Qualified Plan for the 2005 Financial Flexibility Program. In accordance with SFAS No. 87 and SFAS No. 88 we were required to recognize a one-time curtailment charge to our plans related to the headcount actions of the 2005 Financial Flexibility Program. The curtailment accounting requirement of SFAS No. 88 required us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of employee termination actions, such as full vesting; and

•	curtailment gain of $5.8 million related to our U.S. postretirement benefit plan resulting from employee termination actions for the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

Since the launch of our Blueprint for Growth Strategy, we have eliminated approximately 5,000 positions through September 30, 2006, which included approximately 300 open positions, and approximately 4,700 employees that were terminated (via attrition and termination) under our Financial Flexibility Programs. These figures include the 220 employees who were transitioned to IBM as part of the 2004 Financial Flexibility Program and approximately 400 employees who were transitioned to Computer Sciences Corporation (“CSC”) as part of the 2002 Financial Flexibility Program. Under the terms of the CSC agreement, we outsourced certain technology functions in which approximately 400 of our employees who performed data center operations, technology help desk and network management functions in the U.S. and in the UK were transitioned to CSC.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2006 Financial Flexibility Program.

			Lease
		Pension Plan/	Termination
	Severance	Postretirement	Obligations
	and	Curtailment	and Other
	Termination	Charges (Gains)	Exit Costs	Total

2006 Restructuring Charges
Charge Taken during First Quarter 2006	$4.6	$—	$—	$4.6
Payments during First Quarter 2006	(0.8)	—	—	(0.8)

Balance Remaining as of March 31, 2006	$3.8	$—	$—	$3.8

Charge Taken during Second Quarter 2006	$2.6	$—	$0.9	$3.5
Payments during Second Quarter 2006	(1.7)	—	(0.1)	(1.8)

Balance Remaining as of June 30, 2006	$4.7	$—	$0.8	$5.5

Charge Taken during Third Quarter 2006	$4.5	$—	$9.5	$14.0
Payments during Third Quarter 2006	(2.3)	—	(2.0)	(4.3)

Balance Remaining as of September 30, 2006	$6.9	$—	$8.3	$15.2

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2005 Financial Flexibility Program.

			Lease
		Pension Plan/	Termination
	Severance	Postretirement	Obligations
	and	Curtailment	and Other
	Termination	Charges (Gains)	Exit Costs	Total

2005 Restructuring Charges
Charge Taken during First Quarter 2005	$7.9	$—	$0.3	$8.2
Payments during First Quarter 2005	(2.4)	—	(0.2)	(2.6)

Balance Remaining as of March 31, 2005	$5.5	$—	$0.1	$5.6

Charge Taken during Second Quarter 2005	$8.2	$0.3	$0.8	$9.3
Payments/Pension Plan Curtailment Charge during Second Quarter 2005	(5.0)	(0.3)	(0.1)	(5.4)

Balance Remaining as of June 30, 2005	$8.7	$—	$0.8	$9.5

Charge Taken during Third Quarter 2005	$4.1	$0.1	$0.3	$4.5
Payments/Pension Plan Curtailment Charge during Third Quarter 2005	(6.8)	(0.1)	(0.3)	(7.2)

Balance Remaining as of September 30, 2005	$6.0	$—	$0.8	$6.8

Charge Taken during Fourth Quarter 2005	$3.1	$2.4	$3.3	$8.8
Payments/Pension Plan and Postretirement Curtailment, Net Charges during Fourth Quarter 2005	(2.2)	(2.4)	(3.1)	(7.7)

Balance Remaining as of December 31, 2005	$6.9	$—	$1.0	$7.9

Charge Taken during First Quarter 2006	$1.7	$—	$0.3	$2.0
Payments during First Quarter 2006	(2.7)	—	—	(2.7)

Balance Remaining as of March 31, 2006	$5.9	$—	$1.3	$7.2

Charge Taken during Second Quarter 2006	$0.3	$(0.1)	$—	$0.2
Payments during Second Quarter 2006	(1.4)	0.1	(0.2)	(1.5)

Balance Remaining as of June 30, 2006	$4.8	$—	$1.1	$5.9

Charge Taken during Third Quarter 2006	$0.1	$—	$0.1	$0.2
Payments during Third Quarter 2006	(1.2)	—	—	(1.2)

Balance Remaining as of September 30, 2006	$3.7	$—	$1.2	$4.9

Actions under the 2004 Financial Flexibility Program have been substantially completed.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	September 30,	December 31,
	2006	2005

Debt Maturing Within One Year:
Fixed-Rate Notes	$—	$300.0
Other	0.1	0.8

Total Debt Maturing Within One Year	$0.1	$300.8

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of $0.7 million discount as of September 30, 2006)	$299.3	$—
Credit Facilities	101.0	—
Other	0.1	0.1

Total Debt Maturing After One Year	$400.4	$0.1

Fixed-Rate Notes

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our existing $300 million notes which matured on March 15, 2006. The 2011 notes of $299.3 million, net of $0.7 million of discount, are recorded as “Long-Term Debt” in our consolidated balance sheet at September 30, 2006. The $300 million notes that matured on March 15, 2006 were recorded as “Short-Term Debt” at December 31, 2005.

The 2011 notes were issued at a discount of $0.8 million and we incurred underwriting and other fees in the amount of approximately $2.2 million. These costs are being amortized over the life of the 2011 notes. The 2011 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. The 2011 notes do not contain any financial covenants.

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

Credit Facilities

At September 30, 2006 and December 31, 2005, we had a $300 million bank credit facility available at prevailing short-term interest rates, which expires in September 2009. At September 30, 2006, we had $101.0 million of borrowings outstanding under this facility with a weighted average interest rate of 5.61%. We borrowed under our facility during the nine months ended September 30, 2006 primarily to fund our share repurchase program. We had not drawn on the facility and we did not have any borrowings outstanding under this facility at December 31, 2005. This facility also supports our commercial paper borrowings up to $300 million (reduced by borrowed amounts outstanding under the facility). We had not borrowed under our commercial paper

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

program as of September 30, 2006 and December 31, 2005. The facility requires the maintenance of interest coverage and total debt to EBITDA ratios (each as defined in the agreement). We were in compliance with these requirements at September 30, 2006 and December 31, 2005.

Other

At September 30, 2006 and December 31, 2005, we had $0.1 million and $0.8 million, respectively, of capital lease obligations maturing within one year. At September 30, 2006 and December 31, 2005, we had $0.1 million of capital lease obligations maturing after one year.

At September 30, 2006 and December 31, 2005, certain of our international operations had non-committed lines of credit of $15.1 million and $17.2 million, respectively. There were no borrowings outstanding under these lines of credit at September 30, 2006 and December 31, 2005. These arrangements have no material commitment fees and no compensating balance requirements.

At September 30, 2006 and December 31, 2005, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $4.9 million and $7.9 million, respectively.

During the three month and nine month periods ended September 30, 2006, interest paid totaled $9.0 million and $19.1 million, respectively. During the three month and nine month periods ended September 30, 2005, interest paid totaled $9.9 million and $18.8 million, respectively.

Note 5 — Reconciliation of Weighted Average Shares Outstanding

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Share data in millions)

Weighted average number of shares outstanding — basic	61.7	66.5	64.1	67.1
Dilutive effect of our stock incentive programs	1.7	2.7	1.8	2.8

Weighted average number of shares outstanding — diluted	63.4	69.2	65.9	69.9

Stock-based awards to acquire 0.9 million and 0.1 million shares of common stock were outstanding at September 30, 2006 and 2005, respectively, but were not included in the quarterly or year-to-date computations of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our stock options generally expire 10 years after the grant date.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

Our share repurchases were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Program	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount
	(Share data in millions)

Share Repurchase Program(a)	1.2	$88.8	0.8	$50.7	4.1	$300.0	2.4	$150.6
Repurchases to mitigate the dilutive effect of the shares issued under our stock incentive programs and ESPP(b)	0.4	26.2	0.2	12.5	2.9	211.6	0.9	57.0

Total Repurchases	1.6	$115.0	1.0	$63.2	7.0	$511.6	3.3	$207.6

(a)	Repurchased under a previously announced two-year share repurchase program approved by our Board of Directors in February 2005. This program was completed in September 2006.

Additionally, in August 2006, our Board of Directors approved a new $200 million one-year share repurchase program. As of September 30, 2006, no shares have been repurchased under this program. We commenced the new one-year, $200 million share repurchase program in October 2006 and anticipate that this program will be completed within twelve months.

(b)	During the three months ended September 30, 2006, we repurchased 0.2 million shares of common stock for $14.3 million under a plan announced in July 2003 to mitigate the dilutive effect of the shares issued under our stock incentive programs and ESPP. During the nine months ended September 30, 2006, we repurchased 2.7 million shares for $199.7 million under this program. This program was announced in July 2003 and was completed in September 2006 when the maximum amount of 6.0 million shares authorized under the program were repurchased.

Additionally, during the three months ended September 30, 2006, we repurchased 0.2 million shares of common stock for $11.9 million under a plan announced in August 2006 to mitigate the dilutive effect of the shares issued under our stock incentive programs and ESPP. This program expires in August 2010. The maximum amount authorized under the program is 5.0 million shares.

Note 6 — Comprehensive Income

Total comprehensive income for the three month and nine month periods ended September 30, 2006 and 2005, which includes net income and other gains and losses that affect shareholders’ equity, was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Income	$45.8	$31.7	$149.5	$130.9
Other Comprehensive Income:
Foreign Currency Translation Adjustment	3.8	(0.8)	17.5	(12.8)
Minimum Pension Liability	—	—	—	(3.4)
Unrealized (Losses) Gains on Investments	(0.3)	—	3.6	—

Total Comprehensive Income	$49.3	$30.9	$170.6	$114.7

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

In November 1996, the Company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin-off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin-off by D&B1 of its stock in ACNielsen and Cognizant. In June 1998, D&B1 separated through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/D&B1”), and a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin-off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Quarterly Report on Form 10-Q as “Moody’s/D&B2”), a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Quarterly Report on Form 10-Q as “D&B”) (the “2000 Distribution”).

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

As of the end of 2005, settlement agreements have been executed with the IRS with respect to the Legacy Tax Matters previously referred to in our SEC filings as “Utilization of Capital Losses” and “Royalty Expense Deductions.” With respect to the Utilization of Capital Losses matter, the settlement agreement resolved the matter in its entirety. For the Royalty Expense Deductions matter, the settlement covered tax years 1995 and 1996, which represented approximately 90% of the total potential liability to the IRS, including penalties. We believe we are adequately reserved for the remaining exposure. In addition, with respect to these two settlement agreements, we believe that IMS and NMR did not pay their allocable share to the IRS under applicable agreements. Under our agreement with Donnelley/D&B1, we and Moody’s were each required to cover the shortfall, and each of us paid to the IRS approximately $12.8 million in excess of our respective allocable shares. We were unable to resolve our dispute with IMS and NMR through the negotiation process contemplated by our agreements, and so we

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

commenced arbitration to enforce our rights and collect amounts owed by IMS and NMR with respect to the Utilization of Capital Losses matter. We may also commence arbitration against IMS and NMR with respect to amounts owed by them with respect to the Royalty Expense Deductions matter. We believe that the resolution of the remaining exposure to the IRS under the Royalty Expense Deductions matter and the foregoing disputes with IMS and NMR will not have a material adverse impact on D&B’s financial position, results of operations or cash flows.

Our remaining Legacy Tax Matter is referred to as “Amortization and Royalty Expense Deductions/Royalty Income — 1997-2006.”

Beginning in the fourth quarter of 2003, we received several notices from the IRS asserting that:

•	certain amortization expense deductions related to a 1997 partnership transaction and claimed by Donnelley/D&B1, Moody’s/D&B2 and D&B3 on tax returns for 1997-2002 should be disallowed;

•	deductions claimed for 1997-2002 for royalties paid to the partnership should be disallowed; and

•	the entire amount of royalties so received by the partnership should be included in the royalty income of Donnelley/D&B1, Moody’s/D&B2 and D&B3, including the portions of the royalties that had been allocated to third-party partners in the partnership and thus included in their taxable incomes.

Finally, the IRS has asserted alternatively that, if the proposed adjustments described above are not sustained, certain business expenses incurred by Moody’s/D&B2 and D&B3 during 1999-2002 should be capitalized and amortized over a 15-year period.

We estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 amortization expense deductions and the disallowance of such deductions claimed from 2003 to date could be up to $75.6 million (tax, interest and penalties, net of tax benefits but not taking into account the Moody’s/D&B2 repayment to us of $29.5 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates, would increase at a rate of approximately $2.0 million per quarter (including potential penalties) as future amortization expenses are deducted. On March 3, 2006, we made a deposit to the IRS of approximately $39.8 million in order to stop the accrual of statutory interest on additional taxes allegedly due for the 1997 — 2002 tax years.

We believe that the IRS’ positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent. If the IRS prevails on one of the positions, we believe it is unlikely that it will prevail on the other. We therefore estimate that the possible disallowance of deductions for royalty expenses paid to the partnership and the reallocation of royalty income from the partnership, after taking into account certain other tax benefits resulting from the IRS’ position, will not likely have a net impact to cash flow. In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 royalty expense deductions, and the inclusion of the reallocated royalty income for all relevant years, could be up to $152 million (tax, interest and penalties, net of tax benefits). This $152 million would be in addition to the $75.6 million noted above.

At the time of the 2000 Distribution, we paid Moody’s/D&B2 approximately $55.0 million, but should the 1997 partnership transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. For example, if the transaction was terminated at September 30, 2006, the amount of such repayment from Moody’s/D&B2 to us would have been approximately $29.5 million. The amount of such repayment will decrease by approximately $4.0 million to $5.0 million per year.

We have filed protests with the IRS Office of Appeals contesting the IRS’ assertions. We have also been attempting to resolve this matter with the IRS before proceeding to litigation. If we were to challenge any of the IRS’ positions in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts would need to be paid in advance for the court to have jurisdiction over the case.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

We have considered the foregoing Legacy Tax Matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. As of September 30, 2006, we have $70.2 million of net reserves recorded in the consolidated financial statements, made up of the following components: $0.9 million in Accrued Income Tax and $69.3 million in Other Non-Current Liabilities. We believe that these reserves are adequate for our share of the liabilities in these Legacy Tax Matters. Any payments that would be made for these exposures could be significant to our cash from operations in the period a cash payment takes place, including any payments for the purpose of obtaining jurisdiction in U.S. District Court or the U.S. Court of Federal Claims to challenge any of the IRS’ positions.

Legal Proceedings

Hoover’s — Initial Public Offering Litigation.

On November 15, 2001, a putative shareholder class action lawsuit was filed against Hoover’s, certain of its then current and former officers and directors (the “Individual Defendants”), and one of the underwriters of Hoover’s July 1999 initial public offering (“IPO”). The lawsuit was filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of Hoover’s stock between July 20, 1999 and December 6, 2000. The operative Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against Hoover’s and the Individual Defendants. Plaintiffs allege that the underwriter allocated stock in Hoover’s IPO to certain investors in exchange for commissions and agreements by those investors to make additional purchases of stock in the aftermarket at prices above the IPO price. Plaintiffs allege that the prospectus for Hoover’s IPO was false and misleading because it did not disclose these arrangements. The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. Hoover’s moved to dismiss all claims against it but the motion was denied. In 2004, the Court certified a class in six of the approximately 300 actions, intending to provide strong guidance regarding the remaining cases. The Second Circuit Court of Appeals has granted the underwriters leave to appeal this decision. Plaintiffs have not yet moved to certify a class in the case involving Hoover’s.

Hoover’s has approved a settlement agreement that requires Hoover’s to agree to undertake certain responsibilities, including agreeing to assign away claims it may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for all of the approximately 300 cases. Thus, if the underwriters settle for at least $1 billion, no payment will be required by the issuers, but if the underwriters settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase, one of the underwriters, and the plaintiffs reached a preliminary agreement for a $425 million settlement. If the settlement is approved by the Court, the issuers’ insurers would be potentially liable for $575 million. It is anticipated that any potential financial obligation of Hoover’s will be covered by existing insurance. Hoover’s currently is not aware of any material limitations on the expected recovery from its insurance carriers and we do not expect that the settlement will involve any payment by Hoover’s. If material limitations on the expected recovery should arise, Hoover’s maximum financial obligation to plaintiffs is less than $3.4 million. If the JPMorgan Chase settlement is approved, Hoover’s maximum financial obligation would be less than $2 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement involving Hoover’s. The Court held a fairness hearing regarding that settlement on April 24, 2006, but has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement. If the settlement is ultimately approved and implemented in its current form, Hoover’s exposure, if any, would be covered by existing insurance. If the settlement is not approved, we cannot predict the final outcome of this matter. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

Pension Plan Litigation.

March 2003 Action

In March 2003, a lawsuit seeking class action status was filed in federal court in Connecticut on behalf of 46 specified former employees relating to our retirement plans. The putative class may be larger in that it includes current D&B employees who are participants in The Dun & Bradstreet Corporation Retirement Account and were previously participants in its predecessor plan, The Dun & Bradstreet Master Retirement Plan (“MRP”); current employees of Receivable Management Services Corporation (“RMSC”) who are participants in The Dun & Bradstreet Corporation Retirement Account and were previously participants in the MRP; former employees of D&B or D&B’s Receivable Management Services (“RMS”) operations who received a deferred vested retirement benefit under either The Dun & Bradstreet Corporation Retirement Account or the MRP; and former employees of RMS whose employment with D&B terminated after the sale of the RMS operations but who are not employees of RMSC and who, during their employment with D&B, were “Eligible Employees” for purposes of The Dun & Bradstreet Career Transition Plan.

There are four counts in the Amended Complaint. Count 1 claims that we violated ERISA by not paying severance benefits under our Career Transition Plan. Count 2 claims that our sale of the RMS business to RMSC and the resulting termination of our employees constituted a prohibited discharge of the plaintiffs and/or discrimination against the plaintiffs for the purpose of interfering with their employment and/or benefit rights in a violation of ERISA. Count 3 claims that our summary plan description failed to reasonably apprise participants and beneficiaries of their rights and obligations under the plans and that, therefore, the actuarial reduction beneficiaries incur when they leave D&B before age 55 and elect to retire early cannot be enforced against them. Count 4 claims that the interest rate used to actuarially reduce early retirement benefits is unreasonable and, therefore, results in a prohibited forfeiture of benefits under ERISA. The plaintiffs sought payment of severance benefits; equitable relief in the form of either reinstatement of employment with D&B or restoration of employee benefits (including stock options); invalidation of the actuarial reductions applied to deferred vested early retirement benefits, including invalidation of the plan interest rate used to actuarially reduce former employees’ early retirement benefits; attorneys’ fees and such other relief as the court may deem just.

In September 2003, we filed a motion to dismiss Counts 1, 3 and 4 of the Amended Complaint. The Court granted the motion to dismiss Counts 1 and 3, and requested that the parties conduct limited expert discovery and submit further briefing regarding Count 4. In November 2004, after completion of expert discovery on Count 4, we moved for summary judgment on Count 4 on the ground that the interest rate is reasonable as a matter of law. Plaintiffs’ counsel stipulated to dismiss with prejudice Count 2. Plaintiffs’ counsel filed a motion to amend the Amended Complaint to add a new count challenging the adequacy of the retirement plan’s mortality tables, which we opposed. On June 6, 2005, the Court granted D&B’s motion for summary judgment as to Count 4 (the interest rate issue) and also denied the plaintiffs’ motion to further amend the Amended Complaint. On July 8, 2005, the plaintiffs appealed the ruling granting the motion to dismiss Count 3, the ruling granting summary judgment on Count 4, and the denial of leave to amend their Amended Complaint. Oral argument before the Second Circuit took place on February 15, 2006, and we are awaiting a decision.

September 2005 Action

A lawsuit seeking class action status was filed in September 2005 in federal court in the Northern District of Illinois on behalf of a current employee relating to our retirement plans. The putative class may be larger in that it includes current or former D&B employees who were not grandfathered under The Dun & Bradstreet Master Retirement Plan and who participated in The Dun & Bradstreet Master Retirement Plan before January 1, 2002 and who have participated in The Dun & Bradstreet Corporation Retirement Account at any time since January 1, 2002. A Motion to Transfer Venue to the District of New Jersey was filed on January 27, 2006 and was granted on March 31, 2006.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

There are five counts in the Complaint. Count 1 claims that we violated ERISA by reducing the rate of an employee’s benefit accrual on the basis of age. Count 2 claims that the cash balance plan violates ERISA’s “anti-backloading” rule. Count 3 claims that D&B failed to supply advance notice of a significant benefit decrease. Count 4 claims that D&B failed to provide an adequate Summary Plan Description. Count 5 claims breach of fiduciary duty based on allegedly misleading plan communications. The plaintiff seeks (1) a declaration that (a) D&B’s cash balance plan is ineffective and that the D&B Master Retirement Plan is still in force and effect, and (b) plaintiff’s benefit accrual under the cash balance plan must be unconditional and not reduced because of age, (2) an injunction (a) prohibiting the application of the cash balance plan’s reduction in the rate of benefit accruals because of age and its conditions of benefits due under the plan, and (b) ordering appropriate equitable relief to determine plan participant losses caused by D&B’s payment of benefits under the cash balance plan’s terms and requiring the payment of additional benefits as appropriate, (3) attorneys’ fees and costs, (4) interest, and (5) such other relief as the court may deem just.

On July 5, 2006, we filed a Motion to Dismiss, pursuant to Fed.R.Civ.P. 12(b)(6), on the grounds that (i) the complaint is barred by the statute of limitations and the doctrine of laches, (ii) the cash balance plan does not discriminate on the basis of age, (iii) the cash balance plan does not violate ERISA’s anti-backloading rule, (iv) D&B complied with ERISA § 204(h) by providing sufficient advance notice of the plan amendment, (v) D&B’s Summary Plan Description fully complies with the requirements of ERISA, and (vi) plaintiff failed to state a claim for breach of fiduciary duty. Plaintiff filed his opposition to the Motion to Dismiss on September 11, 2006. We filed our reply October 11, 2006 and are awaiting a decision.

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

Note 9 — Stock-Based Awards

On January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective method. Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations in accounting for our plans. Accordingly, no compensation cost was recognized for grants under the stock option programs and ESPP.

Under the Modified Prospective method, compensation cost associated with the stock option programs recognized for the three month and nine month periods ended September 30, 2006 includes (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, and (b) compensation cost for stock options

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

granted subsequent to January 1, 2006, based on the grant-date fair value under SFAS No. 123R. SFAS No. 123R also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. As a result, we have adjusted for this cumulative effect and recognized a pre-tax reduction in stock-based compensation of $0.5 million, related to our restricted stock and restricted stock unit programs during the first quarter of 2006. As required under the Modified Prospective method, results for prior periods have not been restated.

For periods prior to the adoption of SFAS No. 123R, the following table summarizes the pro forma effect of stock-based compensation on net income and net income per share as if the fair value expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” had been adopted.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Reported Net Income	$31.7	$130.9
Add: Stock compensation cost under the intrinsic method, included in net income, net of tax benefits	1.5	5.7
Deduct: Total stock compensation cost under fair value method for all awards, net of tax benefits	(4.0)	(13.9)

Pro forma Net Income	$29.2	$122.7

Basic Earnings Per Share:
As reported	$0.48	$1.95
Pro forma	$0.44	$1.83
Diluted Earnings Per Share:
As reported	$0.46	$1.87
Pro forma	$0.42	$1.76

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

Accordingly, compensation cost is recognized on a straight-line basis over the vesting period. For stock options granted after the adoption of SFAS No. 123R, the compensation cost is recognized over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved. The total expense associated with stock option awards recognized during the three month and nine month periods ended September 30, 2006 was $2.9 million and $9.8 million, respectively. Total income tax benefit associated with the stock option programs for the three month and nine month periods ended September 30, 2006 was $1.1 million and $3.6 million, respectively.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three	Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006

Expected stock price volatility	22%	23%
Expected dividend yield	0%	0%
Expected terms (in years)	6.25	6.22
Weighted average risk-free interest rate	4.73%	4.61%

Expected volatilities are derived from the historical volatility of our common stock. Expected terms are determined using the simplified method for estimating expected option life, as prescribed under SAB No. 107. The risk-free interest rate for corresponding expected terms of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity under the stock option programs as of September 30, 2006 is presented below:

			Weighted Average
		Weighted Average	Remaining
		Exercise Price	Contractual Term	Aggregate
Stock Options	Shares	Per Share	(in years)	Intrinsic Value

Outstanding at January 1, 2006	5,740,625	$34.05
Granted	474,170	$71.69
Exercised	(1,150,716)	$25.58
Forfeited or expired	(382,795)	$43.72

Outstanding at September 30, 2006	4,681,284	$39.16	5.9	$167.7
Exercisable at September 30, 2006	2,838,810	$31.09	4.9	$124.6

The total intrinsic value of stock options exercised during the three month and nine month periods ended September 30, 2006 was $8.2 million and $53.6 million, respectively, and includes D&B and Moody’s employees that exercised D&B stock options. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the separation of D&B and Moody’s Corporation in September 2000.

A summary of the status of our nonvested stock options as of September 30, 2006 is presented below:

		Weighted Average
		Grant-Date
		Fair Value
Nonvested Stock Options	Shares	Per Share

Nonvested at January 1, 2006	2,625,453	$15.83
Granted	474,170	$24.72
Exercised	(874,354)	$14.68
Forfeited	(382,795)	$15.82

Nonvested at September 30, 2006	1,842,474	$18.67

Total unrecognized compensation cost related to nonvested stock options at September 30, 2006 was $20.1 million. This cost is expected to be recognized over a weighted average period of 2.4 years. The total

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

fair value of stock options vested during the three month and nine month periods ended September 30, 2006 was $1.3 million and $12.8 million, respectively.

Cash received from stock option exercises for the three months ended September 30, 2006 and 2005 was $4.2 million and $3.9 million, respectively. Cash received from stock option exercises for the nine months ended September 30, 2006 and 2005 was $26.6 million and $15.2 million, respectively. The expected tax benefit associated with the tax deductions from stock option exercises totaled $5.6 million and $28.4 million for the three months ended September 30, 2006 and 2005, respectively. The expected tax benefit associated with the tax deductions from stock option exercises totaled $33.3 million and $33.1 million for the nine months ended September 30, 2006 and 2005, respectively. The expected tax benefit includes D&B employees exercising both D&B and Moody’s stock options.

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

Prior to 2004, restricted stock and restricted stock unit grants were generally vested on a cliff basis over three years of service. Compensation cost associated with these awards are generally recognized on a straight-line basis over three years. Beginning in 2004, certain employees were provided an opportunity to receive an award of restricted stock or restricted stock units in the future. That award is contingent on performance against the same goals that drive payout of the annual bonus plan. The restricted stock or restricted stock units will be granted, if at all, after the one-year performance goals have been met and will then vest over a three-year period on a graded basis. Compensation cost associated with these grants is recognized on a graded-vesting basis over four years, including the performance period. Total expense associated with restricted stock, restricted stock units and restricted stock opportunity was $1.5 million and $2.4 million for the three months ended September 30, 2006 and 2005, respectively. Total expense associated with restricted stock, restricted stock units and restricted stock opportunity was $5.2 million (including a reduction of expense of $0.5 million related to accumulated effect of forfeiture assumption) and $9.1 million for the nine months ended September 30, 2006 and 2005, respectively. Total income tax benefit associated with restricted stock, restricted stock units and restricted stock opportunity was $0.6 million and $0.9 million for the three months ended September 30, 2006 and 2005, respectively. Total income tax benefit associated with restricted stock, restricted stock units and restricted stock opportunity was $1.8 million and $3.5 million for the nine months ended September 30, 2006 and 2005, respectively.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

A summary of the status of our nonvested restricted stock and restricted stock units as of September 30, 2006 is presented below:

		Weighted Average	Weighted Average
		Grant-Date	Remaining
Restricted Stock/		Fair Value	Contractual Term	Aggregate
Restricted Stock Units	Shares	Per Share	(in years)	Intrinsic Value

Nonvested shares at January 1, 2004	220,446	$32.57
Granted	9,231	$54.09
Vested	(45,318)	$25.62
Forfeited	(17,080)	$35.29

Nonvested shares at January 1, 2005	167,279	$35.36	1.1	$10.0
Granted	368,668	$60.60
Vested	(90,295)	$48.26
Forfeited	(42,888)	$53.44

Nonvested shares at January 1, 2006	402,764	$53.64	1.6	$27.0
Granted	292,847	$71.09
Vested	(135,403)	$45.46
Forfeited	(59,485)	$64.32

Nonvested shares at September 30, 2006	500,723	$64.79	2.0	$37.5

Total unrecognized compensation cost related to nonvested awards was $20.4 million at September 30, 2006. This cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the three month and nine month periods ended September 30, 2006 was $0.4 million and $9.7 million, respectively. The total fair value of shares vested during the nine month periods ended September 30, 2005 was $5.6 million. The expected tax benefit associated with the tax deductions from vested shares for the three month and nine month periods ended September 30, 2006 was $0.1 million and $3.7 million, respectively. The expected tax benefit associated with the tax deductions from vested shares for the nine month period ended September 30, 2005 was $2.1 million.

Employee Stock Purchase Plan

Under the ESPP, our employees can purchase our common stock at a 15% discount from market value, subject to certain limitations as set forth in the ESPP. The total expense recognized for the three month and nine month periods ended September 30, 2006 was $0.2 million and $0.7 million, respectively.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 10 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$5.2	$1.8	$14.2	$12.2	$0.2	$0.3	$0.7	$0.9
Interest cost	21.9	4.7	65.4	64.2	1.1	1.2	3.5	3.6
Expected return on plan assets	(28.4)	(4.4)	(85.1)	(87.4)	—	—	—	—
Amortization of prior service cost	0.6	0.4	1.7	2.3	(1.7)	(2.5)	(5.5)	(8.0)
Recognized actuarial losses (gains)	8.0	1.8	23.8	16.0	(0.5)	(0.3)	(1.4)	(0.8)

Net periodic cost (income)	$7.3	$4.3	$20.0	$7.3	$(0.9)	$(1.3)	$(2.7)	$(4.3)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 that we expected to contribute $32.4 million and $12.4 million to our Non-Qualified U.S. and non-U.S. pension plans and the U.S. postretirement benefit plan, respectively in 2006. As of September 30, 2006, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans and the U.S. postretirement benefit plan of $20.4 million and $9.1 million, respectively. For the three month and nine month periods ended September 30, 2006, we received government subsidies of $0.9 million and $1.4 million, respectively, related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

We also recognized a curtailment gain of $0.4 million for our postretirement benefit plan for the nine month period ended September 30, 2006, of which $0.3 million was related to the 2004 Financial Flexibility Program and $0.1 million was related to the 2005 Financial Flexibility Program (see detail in Note 3 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q).

We incurred a curtailment charge of $0.3 million for our UK Pension Plan in the second quarter of 2005 and $0.1 million for the U.S. Qualified Plan in the third quarter of 2005 related to the 2005 Financial Flexibility Program. In addition, we recognized a curtailment gain of $0.1 million and $5.8 million for our U.S. postretirement benefit plan for the three month and nine month periods ended September 30, 2005, respectively, related to the 2004 Financial Flexibility Program.

Note 11 — Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. Our results are reported and managed under the following two segments: U.S. and International (which consists of operations in Canada, Europe, Asia Pacific and Latin America). Our customer solution sets are Risk Management SolutionsTM, Sales & Marketing SolutionsTM, E-Business SolutionsTM and Supply Management SolutionsTM. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenues during the three month and nine month periods ended September 30, 2006 and 2005. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “How We Manage Our Business” in this Quarterly Report on Form 10-Q for further details). Additionally, transition costs, which are period costs such

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility Programs, are not allocated to our business segments.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Operating Revenue:
U.S.	$271.2	$259.0	$828.4	$775.9
International	88.0	82.6	265.4	258.7

Consolidated Total	$359.2	$341.6	$1,093.8	$1,034.6

Operating Income (Loss):
U.S.	$94.0	$87.3	$285.5	$267.7
International	16.3	13.1	48.7	35.5

Total Divisions	110.3	100.4	334.2	303.2
Corporate and Other(1)	(33.8)	(21.2)	(86.1)	(75.8)

Consolidated Total	76.5	79.2	248.1	227.4
Non-Operating Income (Expense), Net	(4.4)	(6.1)	(10.0)	(7.0)

Income before Provision for Income Taxes	$72.1	$73.1	$238.1	$220.4

(1)	The following table itemizes “Corporate and Other”

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Corporate Costs	$(15.0)	$(12.3)	$(48.0)	$(36.1)
Transition Costs (costs to implement our Financial Flexibility Programs)	(4.6)	(4.2)	(13.9)	(18.1)
Restructuring Expense	(14.2)	(4.7)	(24.2)	(21.6)

Total Corporate and Other	$(33.8)	$(21.2)	$(86.1)	$(75.8)

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Customer Solution Set Revenue:
U.S.:
Risk Management Solutions	$165.3	$160.7	$511.1	$490.7
Sales & Marketing Solutions	73.3	72.1	230.6	216.3
E-Business Solutions	20.6	17.0	60.4	48.3
Supply Management Solutions	12.0	9.2	26.3	20.6

Total U.S. Revenue	271.2	259.0	828.4	775.9

International:
Risk Management Solutions	74.5	68.9	221.5	219.0
Sales & Marketing Solutions	11.0	12.0	37.0	34.9
E-Business Solutions	1.4	0.9	3.7	1.9
Supply Management Solutions	1.1	0.8	3.2	2.9

Total International Revenue	88.0	82.6	265.4	258.7

Consolidated Total:
Risk Management Solutions	239.8	229.6	732.6	709.7
Sales & Marketing Solutions	84.3	84.1	267.6	251.2
E-Business Solutions	22.0	17.9	64.1	50.2
Supply Management Solutions	13.1	10.0	29.5	23.5

Consolidated Total Revenue	$359.2	$341.6	$1,093.8	$1,034.6

	September 30,	December 31,
	2006	2005

Assets:
U.S.	$421.5	$452.8
International	390.1	464.2

Total Divisions	811.6	917.0
Corporate and Other (primarily domestic pensions and taxes)	639.1	696.4

Total Assets	$1,450.7	$1,613.4

	September 30,	December 31,
	2006	2005

Goodwill(2):
U.S.	$125.1	$122.9
International	102.7	97.3

Total Goodwill	$227.8	$220.2

(2)	The increase in goodwill in the U.S. from $122.9 million at December 31, 2005 to $125.1 million at September 30, 2006 is attributable to the acquisition of Open Ratings (see Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q), and purchase accounting adjustments for our prior acquisition of LiveCapital, Inc. of $0.8 million related to the fair

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

value of deferred taxes acquired offset by $0.2 million related to the write-down to fair value of net assets acquired. The increase in goodwill in International from $97.3 million at December 31, 2005 to $102.7 million at September 30, 2006 is attributable to the positive impact of foreign currency translation.

Note 12 — Income Taxes

For the three months ended September 30, 2006, our effective tax rate was 36.7% as compared to 57.1% for the three months ended September 30, 2005. The effective tax rate for the three months ended September 30, 2006 was positively impacted by 1.7 points related to revisions of prior year estimates, by 0.7 points for items permanently excluded for federal and state income tax purposes and by 0.2 points for other tax items. The effective tax rate for the three months ended September 30, 2005 had been negatively impacted by 12.4 points for the tax associated with the adoption of FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” or “FSP No. 109-2,” relating to foreign cash repatriation, by 8.6 points resulting from an increase in our legacy reserve for “Royalty Expense Deductions 1993 — 1997” (see Note 7 — Contingencies (Tax Matters) for additional information), and positively impacted by 3.2 points for the interest benefit on a carry back claim and tax credit refunds.

For the nine months ended September 30, 2006, our effective tax rate was 37.4% as compared to 40.9% for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2006 was positively impacted by 0.7 points for items permanently excluded for federal and state income tax purposes. The effective tax rate for the nine months ended September 30, 2005 had been negatively impacted by 4.1 points for the tax associated with the adoption of FSP No. FAS 109-2 relating to foreign cash repatriation, by 2.8 points resulting from an increase in our legacy reserve for “Royalty Expense Deductions 1993-1997” (see Note 7 — Contingencies (Tax Matters) for additional information) and by 1.0 point resulting from the non-deductibility in some countries of certain items included within the restructuring charge and positively impacted by 4.1 points for a tax deduction related to the liquidation of dormant entities that remained after the sale of our operations in the Nordic region (Sweden, Denmark, Norway and Finland), and by 1.0 point for the interest benefit on a carry back claim and tax credit refunds.

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

The transaction was valued at $8.3 million, subject to net working capital adjustment, inclusive of cash acquired of $0.4 million and $0.2 million of transaction costs recorded in accordance with SFAS No. 141, “Business Combinations.” The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $1.6 million and $4.9 million, respectively. The goodwill was assigned to our U.S. segment. Of the $4.9 million in acquired intangible assets, $1.3 million was assigned to Open Ratings online reports, $1.1 million was assigned to backlog, $1.9 million was assigned to customer relationships and $0.6 million was assigned to technology. These intangible assets are subject to amortization with useful lives from two to seventeen years. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2006 is not material, and as such, pro forma results have not been presented.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(Tabular dollar amounts in millions, except per share data)

We are in the process of finalizing the valuation of the acquired deferred tax asset in connection with the acquisition. As a result, the allocation of the purchase price is subject to future adjustment.

LiveCapital, Inc.

During the third quarter of 2005, we acquired a 100% ownership interest in LiveCapital, Inc., located in San Mateo, California, with cash on hand. The results of LiveCapital, Inc.’s operations have been included in our consolidated financial statements. LiveCapital, Inc. is a provider of online credit management software that enables users to manage the entire credit process within an enterprise-wide system. The acquisition is part of our ongoing effort to improve our customers’ access to our DUNSRight quality process, so that they can make confident business decisions.

The transaction was valued at $17.2 million, inclusive of cash acquired of $0.5 million, and $0.3 million of transaction costs recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $11.9 million and $1.8 million, respectively. During the nine months ended September 30, 2006, purchase accounting adjustments of $0.8 million related to the fair value of deferred taxes acquired offset by $0.2 million related to the write-down to fair value of net assets acquired were recorded. The goodwill was assigned to our U.S. segment. The intangible asset acquired for $1.8 million was related to module technology with a useful life of four years. The acquisition would not have had a material impact on our results had the acquisition occurred at the beginning of 2005, and, as such, the pro forma results have not been presented.

Note 14 — Subsequent Events

Joint Venture in China

In November 2006, we signed an agreement with Huaxia International Credit Consulting Co. Limited — a leading provider of business information and credit management services in China — to establish a new joint venture called Huaxia D&B China. We will be the majority shareholder in the new venture, which we expect will commence business in early December, subject to completion of certain regulatory and contractual conditions.

Huaxia D&B China is expected to significantly improve our quality and coverage of commercial data in China and enhance our competitive position in the Asia-Pacific market. The joint venture will leverage the parent companies’ best-in-class data collection capabilities and our Worldwide Network to deliver superior commercial insight and value to customers around the world. The new entity will distribute both our and co-branded products and solutions throughout China. In addition, the parent companies will jointly develop new business information and credit management solutions.

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

How We Manage Our Business

For internal management purposes, we refer to “core revenue” which we calculate as total revenue less revenue of divested businesses. Core revenue is used to manage and evaluate the performance of our business segments and to allocate resources because this measure provides an indication of the underlying direction of changes in revenue in a single performance measure. Core revenue does not include reported revenue of divested businesses since they are not included in future revenue.

Management believes that this measure provides valuable insight into our revenue from ongoing operations and enables investors to evaluate business performance and trends by facilitating a comparison of results of ongoing operations with past reports of financial results. During the three month and nine month periods ended September 30, 2006 and 2005, there were no divestitures.

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

We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and (charges) that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and (charges)” because such gains and (charges) are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and (charges) are our restructuring charges, which result from a foundational element of our growth strategy that we refer to as financial flexibility. Through financial flexibility, management identifies opportunities to improve the performance of the business in terms of quality, efficiency and cost, in order to generate savings primarily to invest for growth. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on such measures and a significant percentage weight is placed upon such measures in determining whether performance objectives have been achieved. Management believes that by eliminating restructuring charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long-term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “Corporate and Other” expenses and are not allocated to our business segments. See Note 11 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for financial information regarding our segments.

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

The adjustments discussed herein to our results as determined under generally accepted accounting principles in the United States of America (“GAAP”) are among the primary indicators management uses as a basis for our planning and forecasting of future periods, to allocate resources, to evaluate business performance and, as noted above, for compensation purposes. However, these financial measures (results before non-core gains and (charges)) and free cash flow, are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, operating income growth, operating margin, net income, tax rate, diluted earnings per share, net cash provided by operating activities, investing activities and financing activities prepared in accordance with GAAP. In addition, it should be noted that because not all companies calculate these financial measures similarly, or at all, the presentation of these financial measures is not likely to be comparable to measures of other companies.

See “Results of Operations” below for a discussion of our results reported on a GAAP basis.

Overview

Our discussion and analysis of our financial condition and results of operations for the three month and nine month periods ended September 30, 2006 and 2005, are based upon our unaudited consolidated financial statements for those periods. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. Our unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations, which appear in our Annual Report on Form 10-K for the year ended December 31, 2005.

Total revenue and core revenue were the same for both the three month and nine month periods ended September 30, 2006 and 2005, as there were no divestitures during these periods. Therefore, our discussion of our results of operations for the three month and nine month periods ended September 30, 2006 and 2005, references only our core revenue results.

We manage and report our operations under the following two segments: United States (U.S.) and International (which consists of operations in Canada, Europe, Asia Pacific and Latin America).

The unaudited financial statements of our subsidiaries outside the U.S. and Canada reflect three month and nine month periods ended August 31 to facilitate the timely reporting of our unaudited consolidated financial results and financial position.

The following table presents the contribution by segment to core revenue for the three month and nine month periods ended September 30, 2006 and 2005, respectively.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Core Revenue:
U.S.	76%	76%	76%	75%
International	24%	24%	24%	25%

The following tables present contributions by customer solution set to core revenue for the three month and nine month periods ended September 30, 2006 and 2005, respectively.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Core Revenue Contributions by Customer Solution Set:
Risk Management Solutions	67%	67%	67%	69%
Sales & Marketing Solutions	23%	25%	24%	24%
E-Business Solutions	6%	5%	6%	5%
Supply Management Solutions	4%	3%	3%	2%

Our customer solution sets are discussed in greater detail in “Item 1. Business” of our Form 10-K for the year ended December 31, 2005.

Within our Risk Management Solutions and our Sales & Marketing Solutions, we monitor the performance of our “Traditional” products and our “Value-Added” products.

Risk Management Solutions

Our Traditional Risk Management Solutions generally consist of reports derived from our database which our customers use primarily to make decisions about credit applications. For the three month and nine month periods ended September 30, 2006 and 2005, respectively, our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Traditional Risk Management Solutions:
Risk Management Solutions Revenue	81%	81%	81%	82%
Core Revenue	54%	54%	54%	56%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. For the three month and nine month periods ended September 30, 2006 and 2005, respectively, our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Value-Added Risk Management Solutions:
Risk Management Solutions Revenue	19%	19%	19%	18%
Core Revenue	13%	13%	13%	13%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities. For the three month and nine month periods ended September 30, 2006 and 2005, respectively, our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Traditional Sales & Marketing Solutions:
Sales & Marketing Solutions Revenue	52%	52%	47%	49%
Core Revenue	12%	13%	11%	12%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management products. For the three month and nine month periods ended September 30, 2006 and 2005, respectively, our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Value-Added Sales & Marketing Solutions:
Sales & Marketing Solutions Revenue	48%	48%	53%	51%
Core Revenue	11%	12%	13%	12%

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. During the nine months ended September 30, 2006, we updated the following critical accounting policy as follows:

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

Recently Issued Accounting Standards

See Note 2 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosure of the impact that recent accounting pronouncements may have on our unaudited consolidated financial statements.

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

Consolidated Revenues

Our results are reported under the following two operating segments, U.S. and International, for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

The following tables present our revenue by segment and our revenue by customer solution set for the three month and nine month periods ended September 30, 2006 and 2005, respectively.

			Nine Months
	Three Months		Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in millions)

Revenue by Segment:
U.S.	$271.2	$259.0	$828.4	$775.9
International	88.0	82.6	265.4	258.7

Core Revenue	$359.2	$341.6	$1,093.8	$1,034.6

			Nine Months
	Three Months		Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in millions)

Revenue by Customer Solution Set:
Risk Management Solutions	$239.8	$229.6	$732.6	$709.7
Sales & Marketing Solutions	84.3	84.1	267.6	251.2
E-Business Solutions	22.0	17.9	64.1	50.2
Supply Management Solutions	13.1	10.0	29.5	23.5

Core Revenue	$359.2	$341.6	$1,093.8	$1,034.6

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

Core revenue increased $17.6 million, or 5% (4% increase before the effect of foreign exchange). The increase in core revenue was primarily driven by an increase in U.S. revenue of $12.2 million, or 5%, and an increase in International revenue of $5.4 million, or 7% (3% increase before the effect of foreign exchange).

This $17.6 million increase is primarily attributed to:

•	growth in our Risk Management Solutions in the U.S. primarily related to growth in each of our subscription plans for our Preferred Pricing Agreement and for our Preferred Pricing Agreement with DNBi, from existing customers willing to increase the level of business they do with us;

•	growth in our E-Business Solutions, representing the results of Hoover’s, Inc. The increase was primarily due to continued growth in subscription revenue; and

•	growth in our Supply Management Solutions in the U.S. primarily due to higher renewal rates and recognition of revenue associated with our Open Ratings acquisition;

partially offset by:

•	a decline in revenue resulting from an expiration of both a five-year licensing arrangement and an outsourcing arrangement with Receivable Management Services, Inc. in April 2006.

Customer Solution Sets

On a customer solution set basis, the $17.6 million increase in core revenue for the three months ended September 30, 2006 versus the three months ended September 30, 2005 reflects:

•	a $10.2 million, or 4%, increase in Risk Management Solutions (3% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $4.6 million, or 3%, and an increase in revenue in International of $5.6 million, or 8% (4% increase before the effect of foreign exchange);

•	a $0.2 million increase in Sales & Marketing Solutions (flat both before and after the effect of foreign exchange). The increase was driven by growth in the U.S. of $1.2 million, or 2%, partially offset by a decrease in International of $1.0 million, or 7% (10% decrease before the effect of foreign exchange);

•	a $4.1 million, or 23%, increase in E-Business Solutions (23% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $3.6 million, or 21%, and growth in International of $0.5 million; and

•	a $3.1 million, or 31%, increase in Supply Management Solutions (30% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $2.8 million, or 30%, and an increase in International of $0.3 million, or 40% (35% increase before the effect of foreign exchange).

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

Core revenue increased $59.2 million, or 6% (6% increase before the effect of foreign exchange). The increase in core revenue was primarily driven by an increase in U.S. revenue of $52.5 million, or 7%, and an increase in International revenue of $6.7 million, or 3% (5% increase before the effect of foreign exchange).

This $59.2 million increase is primarily attributed to:

•	growth in our Risk Management Solutions in the U.S. primarily related to (i) growth in each of our subscription plans for our Preferred Pricing Agreement and for our Preferred Pricing Agreement with DNBi, from existing customers willing to increase the level of business they do with us; and (ii) an increase in our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit;

•	growth in our Sales & Marketing Solutions primarily due to higher purchases;

•	growth in our E-Business Solutions, representing the results of Hoover’s, Inc. The increase was primarily due to continued growth in subscription revenue; and

•	growth in our Supply Management Solutions, primarily as a result of the acquisition of Open Ratings in the first quarter of 2006;

partially offset by:

•	a decline in revenue resulting from an expiration of both a five-year licensing arrangement and an outsourcing arrangement with Receivable Management Services, Inc. in April 2006.

Customer Solution Sets

On a customer solution set basis, the $59.2 million increase in core revenue for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005 reflects:

•	a $22.9 million, or 3%, increase in Risk Management Solutions (4% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $20.4 million, or 4%, and an increase in revenue in International of $2.5 million, or 1% (3% increase before the effect of foreign exchange);

•	a $16.4 million, or 7%, increase in Sales & Marketing Solutions (7% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $14.3 million, or 7%, and an increase in International of $2.1 million, or 6% (8% increase before the effect of foreign exchange);

•	a $13.9 million, or 28%, increase in E-Business Solutions (28% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $12.1 million, or 25%, and growth in International of $1.8 million; and

•	a $6.0 million, or 25%, increase in Supply Management Solutions (25% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $5.7 million, or 27%, and International growth of $0.3 million, or 7% (11% increase before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three month and nine month periods ended September 30, 2006 and 2005, respectively.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Amounts in millions)

Operating Expenses	$114.5	$105.7	$341.6	$307.8
Selling and Administrative Expenses	145.8	143.4	457.7	451.8
Depreciation and Amortization	8.2	8.6	22.2	26.0
Restructuring Charge	14.2	4.7	24.2	21.6

Operating Costs	$282.7	$262.4	$845.7	$807.2

Operating Income	$76.5	$79.2	$248.1	$227.4

Operating Expenses

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

Operating expenses increased $8.8 million, or 8%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. The increase was primarily due to the following:

•	investments in our DUNSRight quality process and investments in DNBi, our interactive, web-based subscription service;

•	increased costs associated with the acquisition of Open Ratings in the first quarter of 2006;

•	higher pension costs and lower postretirement benefit income (see below for further discussion);

•	the effect of the adoption of SFAS No. 123R (see below for further discussion); and

•	the impact of foreign exchange;

partially offset by:

•	savings from our process of reengineering.

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

Operating expenses increased $33.8 million, or 11%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The increase was primarily due to the following:

•	investments in our DUNSRight quality process and investments in DNBi, our interactive, web-based subscription service;

•	higher pension costs and lower postretirement benefit income (see below for further discussion);

•	increased costs associated with the acquisition of Open Ratings in the first quarter of 2006; and

•	the effect of the adoption of SFAS No. 123R (see below for further discussion);

partially offset by:

•	savings from our process of reengineering; and

•	the impact of foreign exchange.

Selling and Administrative Expenses

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

Selling and administrative expenses increased $2.4 million, or 2%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. The increase was primarily due to the following:

•	additional costs related to revenue generating investments as well as additional variable costs (such as commissions) incurred as a result of increased revenues;

•	the effect of the adoption of SFAS No. 123R (see below for further discussion);

•	higher pension costs and lower postretirement benefit income (see below for further discussion); and

•	the impact of foreign exchange;

partially offset by:

•	savings from our process of reengineering; and

•	increased costs in 2005 related to the investigation and final resolution of the dispute on the sale of our French business with no comparable costs in 2006 and lower legal costs in 2006.

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

Selling and administrative expenses increased $5.9 million, or 1%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The increase was primarily due to the following:

•	additional costs related to revenue generating investments as well as additional variable costs (such as commissions) incurred as a result of increased revenues;

•	higher pension costs and lower postretirement benefit income (see below for further discussion); and

•	the effect of the adoption of SFAS No. 123R (see below for further discussion);

partially offset by:

•	savings from our process of reengineering;

•	the impact of foreign exchange; and

•	increased costs in 2005 related to the investigation and final resolution of the dispute on the sale of our French business with no comparable costs in 2006 and lower legal costs in 2006.

As discussed above, operating and selling and administrative expenses were impacted by the following:

•	We had net pension costs of $7.3 million and $20.0 million for the three month and nine month periods ended September 30, 2006, respectively, compared to $4.3 million and $7.3 million for the three month and nine month periods ended September 30, 2005, respectively. The increase in cost was primarily driven by increased actuarial loss amortization included in 2006, a one-quarter percentage point decrease in the long-term rate of return assumption used in 2006 for our U.S. Qualified Plan and a one-quarter percentage point decrease in the discount rate applied to our U.S. plans.

•	We had postretirement benefit income of $0.9 million and $2.7 million for the three month and nine month periods ended September 30, 2006, respectively, compared to $1.3 million and $4.3 million for the three month and nine month periods ended September 30, 2005, respectively. The decrease in income was primarily due to a portion of the unrecognized prior service cost being recognized immediately in 2005 as a one-time curtailment gain as a result of the 2005 Financial Flexibility Program and 2004 Financial Flexibility Program, precluding income recognition in the 2006 comparable period. The curtailment gain is included within “Restructuring Charges.” We consider pension and postretirement benefit income/costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

•	On January 1, 2006, we adopted SFAS No. 123 (revised 2004) or SFAS No. 123R, requiring the recognition of compensation cost over the vesting period for our stock-based awards. We have selected the Modified Prospective method of transition and therefore, prior periods have not been restated. Prior to January 1, 2006, we applied Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option programs. Accordingly, no compensation cost was recognized for grants under the stock option programs.

•	For the three month and nine month periods ended September 30, 2006, we recognized compensation expense of $2.9 million and $9.8 million, respectively, associated with our stock option programs, and $0.2 million and $0.7 million, respectively, associated with our ESPP. We expect total compensation expense associated with our stock option programs and ESPP of approximately $14 million in 2006. Additionally, we recognized expense associated with restricted stock, restricted stock units and restricted stock opportunity of $1.5 million and $5.2 million for the three month and nine month periods ended September 30, 2006, respectively, and $2.4 million and $9.1 million for the three month and nine month periods ended September 30, 2005, respectively. The lower expense in 2006 was primarily due to the forfeiture assumption required after January 1, 2006 in accordance with SFAS No. 123R, including a cumulative effective adjustment (to reflect adjustments to previously recognized compensation expense for awards outstanding at the adoption date of SFAS No. 123R that we do not expect to vest), higher expense reversal as a result of higher forfeitures activity related to unvested shares, as well as lower restricted stock opportunities awarded to employees in 2006 and 2005. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization decreased $0.4 million, or 5%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Depreciation and amortization decreased $3.8 million, or 15%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The decrease for both the three month and nine month periods ended September 30, 2006 was primarily driven by the reduced capital requirements of our business in prior periods which has more recently been partially offset by increased costs in revenue generating investments as well as capital costs for newly leased facilities.

Restructuring Charge

For the three month and nine month periods ended September 30, 2006 and 2005 the restructuring charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal

Activities.” Under SFAS No. 146 the current period charge represents the liabilities incurred during the quarter for each of these obligations. The curtailment gains were recorded in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and the curtailment charges were recorded in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

During the three months ended September 30, 2006, we recorded a $14.0 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”) and $0.2 million restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”). The components of these charges included:

•	severance and termination costs of $4.5 million associated with approximately 100 employees related to the 2006 Financial Flexibility Program and $0.1 million associated with approximately 5 employees related to the 2005 Financial Flexibility Program. During the three months ended September 30, 2006, approximately 50 positions were eliminated in conjunction with our 2006 Financial Flexibility Program; and

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $9.5 million and $0.1 million related to the 2006 Financial Flexibility Program and 2005 Financial Flexibility Program, respectively.

During the three months ended September 30, 2005, we recorded a $4.5 million restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.2 million net restructuring charge for the International Business Machines Corporation (“IBM”) outsourcing agreement in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The components of these charges and gains included:

•	severance and termination costs of $4.1 million associated with approximately 60 employees related to the 2005 Financial Flexibility Program and $0.3 million associated with approximately 50 employees related to the 2004 Financial Flexibility Program. During the three months ended September 30, 2005, approximately 44 positions and 24 positions were eliminated in conjunction with our 2005 Financial Flexibility Program and 2004 Financial Flexibility Program, respectively;

•	other costs to consolidate or close facilities and other exit costs of $0.3 million related to the 2005 Financial Flexibility Program;

•	curtailment charge of $0.1 million related to our U.S. Qualified Plan for the 2005 Financial Flexibility Program. In accordance with SFAS No. 87 and SFAS No. 88, we were required to recognize a one-time curtailment charge to the U.S. Qualified Plan related to the headcount actions of the 2005 Financial Flexibility Program. The curtailment accounting requirement of SFAS No. 88 required us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of employee termination actions, such as full vesting; and

•	curtailment gain of $0.1 million related to our U.S. postretirement benefit plan resulting from employee termination actions for the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

Nine Months Ended September 30, 2006 vs. the Nine Months Ended September 30, 2005

During the nine months ended September 30, 2006, we recorded a $22.1 million restructuring charge in connection with the 2006 Financial Flexibility Program, a $2.4 million net restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.3 million net restructuring curtailment gain in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•	severance and termination costs of $11.7 million associated with approximately 150 employees related to the 2006 Financial Flexibility Program and $2.1 million associated with approximately 25 employees related to the 2005 Financial Flexibility Program. During the nine months ended September 30, 2006, approximately 180 positions and 25 positions were eliminated in conjunction with our 2006 Financial Flexibility Program and 2005 Financial Flexibility Program, respectively. As part of the ongoing reengineering effort, approximately 20 new positions were created and filled due to office consolidations, relocations and job function changes under our 2006 Financial Flexibility Program;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $10.4 million related to the 2006 Financial Flexibility Program and $0.4 million related to the 2005 Financial Flexibility Program; and

•	curtailment gains of $0.1 million for the 2005 Financial Flexibility Program and $0.3 million for the 2004 Financial Flexibility Program related to our U.S. postretirement benefit plan resulting from employee termination actions. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

During the nine months ended September 30, 2005, we recorded a $22.0 million restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.4 million net restructuring gain in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•	severance and termination costs of $20.2 million associated with approximately 340 employees related to the 2005 Financial Flexibility Program and $5.4 million associated with approximately 630 employees related to the 2004 Financial Flexibility Program. During the nine months period ended September 30, 2005, approximately 325 positions and 340 positions were terminated in conjunction with our 2005 Financial Flexibility Program and 2004 Financial Flexibility Program, respectively;

•	lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.4 million related to the 2005 Financial Flexibility Program;

•	curtailment charge of $0.3 million related to our UK Pension Plan and $0.1 million related to our U.S. Qualified Plan for the 2005 Financial Flexibility Program. In accordance with SFAS No. 87 and SFAS No. 88 we were required to recognize a one-time curtailment charge to our plans related to the headcount actions of the 2005 Financial Flexibility Program. The curtailment accounting requirement of SFAS No. 88 required us to recognize immediately a pro-rata portion of the unrecognized prior service cost and the cost of any special charges related to benefit enhancements that might occur as a result of employee termination actions, such as full vesting; and

•	curtailment gain of $5.8 million related to our U.S. postretirement benefit plan resulting from employee termination actions for the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

Interest Expense — Net

The following table presents our net interest expense for the three month and nine month periods ended September 30, 2006 and 2005, respectively.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in millions)

Interest Income	$1.3	$2.2	$5.6	$8.1
Interest Expense	(5.1)	(5.4)	(14.7)	(15.7)

Interest Expense — Net	$(3.8)	$(3.2)	$(9.1)	$(7.6)

For the three months ended September 30, 2006, interest income and interest expense decreased $0.9 million and $0.3 million, respectively, compared with the same period in 2005. The decrease in interest income is primarily attributable to fewer interest bearing investments during the three months ended September 30, 2006, partially offset by higher interest rates, as compared to the three months ended September 30, 2005. The decrease in interest expense is primarily attributable to lower interest rates associated with our $300 million fixed-rate notes that we issued in March 2006 compared to higher interest rates associated with our $300 million fixed-rate notes that matured in March 2006, partially offset by higher outstanding borrowings on our credit facility during 2006 (see Note 4 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q).

For the nine months ended September 30, 2006, interest income and interest expense decreased $2.5 million and $1.0 million, respectively, compared with the same period in 2005. The decrease in interest income is primarily attributable to fewer interest bearing investments during the nine months ended September 30, 2006, partially offset by higher interest rates, as compared to the nine months ended September 30, 2005. The decrease in interest expense is primarily attributable to lower interest rates associated with our $300 million fixed-rate notes that mature in March 2011, partially offset by higher outstanding borrowings on our credit facility during 2006.

Minority Interest

For the three month and nine month periods ended September 30, 2006, we recorded minority interest expense of $0.2 million and $0.4 million, respectively, compared to $0.2 million of minority interest expense and $0.1 million of minority interest income for the three month and nine month periods ended September 30, 2005, respectively. Minority interest represents the minority owner’s share of our net income or expense of our majority-owned Italian real estate data company, RIBES, S.p.A.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three month and nine month periods ended September 30, 2006 and 2005, respectively.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in millions)

Miscellaneous Other Income (Expense) — Net	$(0.4)	$(0.1)	$(0.5)	$(0.1)
Gain on the sale of investment in a South African company(a)	—	—	—	3.5
Final resolution of all disputes on the sale of our French business(b)	—	(2.6)	—	(3.7)
Lower costs related to the sale of the Iberian business(c)	—	—	—	0.8

Other Income (Expense) — Net	$(0.4)	$(2.7)	$(0.5)	$0.5

(a)	During the nine months ended September 30, 2005, we sold our 5% investment in a South African company for a pre-tax gain of $3.5 million.

(b)	During the three month and nine month periods ended September 30, 2005, we recorded a $2.6 million and a $3.7 million charge, respectively, related to the final resolution of all disputes on the sale of our French business (see Note 13 to our Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion).

(c)	During the nine months ended September 30, 2005, we recorded a reversal of $0.8 million of accrued costs as a result of lower than expected costs related to the sale of our Iberian business during the fourth quarter of 2004.

Provision for Income Taxes

For the three months ended September 30, 2006, our effective tax rate was 36.7% as compared to 57.1% for the three months ended September 30, 2005. The effective tax rate for the three months ended September 30, 2006 was positively impacted by 1.7 points related to revisions of prior year estimates, by 0.7 points for items permanently excluded for federal and state income tax purposes and by 0.2 points for other tax items. The effective tax rate for the three months ended September 30, 2005 had been negatively impacted by 12.4 points for the tax associated with the adoption of FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” or “FSP No. 109-2,” relating to foreign cash repatriation, by 8.6 points resulting from an increase in our legacy reserve for “Royalty Expense Deductions 1993 — 1997” (see Note 7 — Contingencies (Tax Matters) for additional information), and positively impacted by 3.2 points for the interest benefit on a carry back claim and tax credit refunds.

For the nine months ended September 30, 2006, our effective tax rate was 37.4% as compared to 40.9% for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2006 was positively impacted by 0.7 points for items permanently excluded for federal and state income tax purpose. The effective tax rate for the nine months ended September 30, 2005 had been negatively impacted by 4.1 points for the tax associated with the adoption of FSP No. FAS 109-2 relating to foreign cash repatriation, by 2.8 points resulting from an increase in our legacy reserve for “Royalty Expense Deductions 1993-1997” (see Note 7 — Contingencies (Tax Matters) for additional information) and by 1.0 point resulting from the non-deductibility in some countries of certain items included within the restructuring charge and positively impacted by 4.1 points for a tax deduction related to the liquidation of dormant entities that remained after the sale of our operations in the Nordic region (Sweden, Denmark, Norway and Finland), and by 1.0 point for the interest benefit on a carry back claim and tax credit refunds.

Equity in Net Income of Affiliates

We recorded $0.1 million and $0.4 million as “Equity in Net Income of Affiliates” for the three months ended September 30, 2006 and 2005, respectively. We recorded $0.3 million and $0.6 million as “Equity in Net Income of Affiliates” for the nine months ended September 30, 2006 and 2005, respectively.

Earnings per Share

We reported earnings per share, or “EPS,” for the three month and nine month periods ended September 30, 2006 and 2005, as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Basic Earnings Per Share	$0.74	$0.48	$2.33	$1.95

Diluted Earnings Per Share	$0.72	$0.46	$2.27	$1.87

For the three months ended September 30, 2006, basic EPS increased 54%, compared with the three months ended September 30, 2005, primarily due to a 44% increase in net income and a 7% reduction in the weighted average number of basic shares outstanding as a result of our share repurchase programs. Diluted EPS increased 57%, compared with the three months ended September 30, 2005, primarily due to a 44% increase in net income and an 8% reduction in the weighted average number of diluted shares outstanding as a result of our share repurchase programs. During the three months ended September 30, 2006, we repurchased 0.4 million shares of common stock for $26.2 million under our Board of Directors approved share repurchase programs to mitigate the dilutive effect of the shares issued under our stock incentive programs and ESPP. Additionally, during the three months ended September 30, 2006 we repurchased 1.2 million shares of common stock for $88.8 million under our Board of Directors approved share repurchase program.

Additionally, in August 2006, our Board of Directors approved a new one-year $200 million share repurchase program. As of September 30, 2006, no shares have been repurchased under this program. We commenced the new one-year $200 million share repurchase program in October 2006 and anticipate that this program will be completed within twelve months.

For the nine months ended September 30, 2006, basic EPS increased 20%, compared with the nine months ended September 30, 2005, primarily due to a 14% increase in net income and a 5% reduction in the weighted average number of basic shares outstanding as a result of our share repurchase programs. Diluted EPS increased

21%, compared with the nine months ended September 30, 2005, primarily due to a 14% increase in net income and a 6% reduction in the weighted average number of diluted shares outstanding as a result of our share repurchase programs. For the nine months ended September 30, 2006, we repurchased 4.1 million shares of common stock under our share repurchase programs. In addition, diluted EPS was impacted by our repurchases of 2.9 million shares of common stock to mitigate the effect of shares issued under our stock incentive programs and ESPP.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in millions)

Non-Core gains and (charges) included in Consolidated
Operating Costs:
Restructuring charges related to our Financial Flexibility Programs	$(14.2)	$(4.7)	$(24.2)	$(21.6)
Final resolution of all disputes on the sale of our French business	—	0.4	—	(0.4)
Non-Core gains and (charges) included in Other Income (Expense) - Net:
Gain on sale of a 5% investment in a South African Company	—	—	—	3.5
Final resolution of all disputes on the sale of our French business	—	(2.6)	—	(3.7)
Lower costs related to the sale of Iberia (Spain and Portugal)	—	—	—	0.8
Non-Core gains and (charges) included in Provision for Income Taxes:
Tax Liability for the adoption of FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”	—	(9.1)	—	(9.1)
Charge/Increase in Legacy Tax Reserve for “Royalty Expense Deductions 1993-1997”		(6.3)	(0.8)	(6.3)
Tax Benefits recognized upon the liquidation of dormant international corporation	—	—	—	9.0
Restructuring charges related to our Financial Flexibility Programs	4.8	1.1	8.4	5.0
Gain on sale of a 5% investment in a South African Company	—	—	—	(1.5)
Final resolution of all disputes on the sale of our French business	—	0.8	—	1.5

Segment Results

Our results are reported under the following two segments: U.S. and International. The operating segments reported below, U.S. and International, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

United States

U.S., our largest segment, represented 76% of our core revenue for the three month and nine month periods ended September 30, 2006, as compared to 76% and 75% of our core revenue for the three month and nine month periods ended September 30, 2005, respectively.

The following table presents our U.S. revenue by customer solution set and U.S. operating income for the three month and nine month periods ended September 30, 2006 and 2005.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in millions)

Revenue:
Risk Management Solutions	$165.3	$160.7	$511.1	$490.7
Sales & Marketing Solutions	73.3	72.1	230.6	216.3
E-Business Solutions	20.6	17.0	60.4	48.3
Supply Management Solutions	12.0	9.2	26.3	20.6

Core U.S. Revenue	$271.2	$259.0	$828.4	$775.9

Operating Income	$94.0	$87.3	$285.5	$267.7

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

U.S. Overview

U.S. core revenue increased $12.2 million, or 5%, for the three months ended September 30, 2006, compared with the three months ended September 30, 2005. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $12.2 million increase in U.S. core revenue for the three months ended September 30, 2006 versus the three months ended September 30, 2005 reflects:

Risk Management Solutions

•	a $4.6 million, or 3%, increase in Risk Management Solutions.

Traditional Risk Management Solutions, which accounted for 78% of total U.S. Risk Management Solutions, increased 2%. The primary drivers of this growth were:

•	continued growth of each of our Preferred Pricing Agreement and Preferred Pricing Agreement with DNBi subscription plans, from existing customers who are willing to increase the level of business they do with us. These subscription plans provide our customers with unlimited use during the contract period of our Risk Management reports and data, provided such customers commit to an increased level of spend from their historical levels; and

•	higher purchases from our existing customers;

partially offset by:

•	the expiration in April 2006 of our five-year licensing arrangement with Receivable Management Services, Inc.

Value-Added Risk Management Solutions, which accounted for 22% of total U.S. Risk Management Solutions, increased 8%. The primary drivers of this growth were new customer acquisitions and higher purchases from existing customers partially offset by a decline in revenue as a result of an expiration in April 2006 of a five-year arrangement entered into in connection with the five-year licensing arrangement referenced above.

We believe that we will continue to experience a greater percentage of sales on new solutions where revenue will be recognized in subsequent quarters. As a result, we believe that quarterly revenue will continue to be positively impacted by the recognition of deferred revenue from prior quarter sales, offset by the deferral of current sales revenue into subsequent periods.

Sales & Marketing Solutions

•	a $1.2 million, or 2%, increase in Sales & Marketing Solutions.

Traditional Sales & Marketing Solutions, which accounted for 50% of total U.S. Sales & Marketing Solutions, decreased 1%.

The decrease in the Traditional Sales & Marketing Solutions was primarily driven by a shifting in the timing of renewals into the fourth quarter of 2006 partially offset by increased demand from our existing customers.

Our Value-Added Sales & Marketing Solutions, which accounted for 50% of total U.S. Sales & Marketing Solutions, increased 4%. The increase was primarily driven by higher purchases from our existing customers, partially offset by a shifting in the timing of renewals into the fourth quarter of 2006.

E-Business Solutions

•	a $3.6 million, or 21%, increase in E-Business Solutions, representing continued growth primarily in Hoover’s subscription sales.

Supply Management Solutions

•	a $2.8 million, or 30%, increase in Supply Management Solutions, on a small base, primarily due to higher renewal rates and recognition of revenue associated with our Open Ratings acquisition.

U.S. operating income for the three months ended September 30, 2006 was $94.0 million, compared to $87.3 million for the three months ended September 30, 2005, an increase of $6.7 million, or 8%. The increase in operating income was primarily attributed to an increase in U.S. revenue for the three months ended September 30, 2006, savings from our process of reengineering, partially offset by higher pension costs and lower postretirement benefit income, costs associated with our revenue generating investments, the effect of the adoption of SFAS No. 123R, and increased costs associated with the acquisition of Open Ratings in the first quarter of 2006.

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

U.S. Overview

U.S. core revenue increased $52.5 million, or 7%, for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $52.5 million increase in U.S. core revenue for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005 reflects:

Risk Management Solutions

•	a $20.4 million, or 4%, increase in Risk Management Solutions.

Traditional Risk Management Solutions, which accounted for 77% of total U.S. Risk Management Solutions, increased 3%. There were two main drivers of this growth:

•	continued growth of each of our Preferred Pricing Agreement and Preferred Pricing Agreement with DNBi subscription plans, from existing customers who are willing to increase the level of business they do with us. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, provided such customers commit to an increased level of spend from their historical levels; and

•	higher purchases from our existing customers;

partially offset by:

•	the expiration in April 2006 of our five-year licensing arrangement with Receivable Management Services, Inc.

Value-Added Risk Management Solutions, which accounted for 23% of total U.S. Risk Management Solutions, increased 9%. The primary drivers of this growth were new customer acquisitions and higher purchases from existing customers partially offset by a shift in product mix to some of our newer value-added products where a larger portion of revenue is recognized over the term of the contract versus up-front, at signing and a decline in revenue as a result of an expiration in April 2006 of a five-year arrangement entered into in connection with the five-year licensing arrangement referenced above.

Sales & Marketing Solutions

•	a $14.3 million, or 7%, increase in Sales & Marketing Solutions.

Traditional Sales & Marketing Solutions, which accounted for 46% of total U.S. Sales & Marketing Solutions, increased 2%. This was driven by increased demand from our existing customers.

Our Value-Added Sales & Marketing Solutions, which accounted for 54% of total U.S. Sales & Marketing Solutions, increased 11%. The increase was primarily driven by higher purchases from our existing customers.

E-Business Solutions

•	a $12.1 million, or 25%, increase in E-Business Solutions, representing continued growth primarily in Hoover’s subscription sales.

Supply Management Solutions

•	a $5.7 million, or 27%, increase in Supply Management Solutions, on a small base, primarily due to higher renewal rates and recognition of revenue associated with our Open Ratings acquisition.

U.S. operating income for the nine months ended September 30, 2006 was $285.5 million, compared to $267.7 million for the nine months ended September 30, 2005, an increase of $17.8 million, or 7%. The increase in operating income was primarily attributed to an increase in U.S. revenue for the nine months ended September 30, 2006 and savings from our process of reengineering, partially offset by higher pension costs and lower postretirement benefit income, costs associated with our revenue generating investments, the effect of the adoption of SFAS No. 123R, the impact of increased costs associated with data purchases from our International segment, and increased costs associated with the acquisition of Open Ratings in the first quarter of 2006.

International

International represented 24% of our core revenue for the three month and nine month periods ended September 30, 2006, respectively, as compared to 24% and 25% of our core revenue for the three month and nine month periods ended September 30, 2005, respectively.

The following table presents our International revenue by customer solution set and International operating income.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in millions)

Revenue:
Risk Management Solutions	$74.5	$68.9	$221.5	$219.0
Sales & Marketing Solutions	11.0	12.0	37.0	34.9
E-Business Solutions	1.4	0.9	3.7	1.9
Supply Management Solutions	1.1	0.8	3.2	2.9

Core International Revenue	$88.0	$82.6	$265.4	$258.7

Operating Income	$16.3	$13.1	$48.7	$35.5

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

International Overview

International core revenue increased $5.4 million, or 7% (3% increase before the effect of foreign exchange), for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. The increase is primarily a result of:

•	increased revenue in our UK market due primarily from higher product usage from a key global customer; and

•	increased revenues from our international partners attributable to royalty payments, fulfillment services on behalf of our partnerships and product usage;

partially offset by:

•	a decline in the traditional Risk Management Solutions in certain of our International markets.

International Customer Solution Sets

On a customer solution set basis, the $5.4 million increase in International core revenue for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005 reflects:

Risk Management Solutions

•	an increase in Risk Management Solutions of $5.6 million, or 8% (4% decrease before the effect of foreign exchange), reflecting:

Traditional Risk Management Solutions, which accounted for 89% of International Risk Management Solutions, increased 10% (7% increase before the effect of foreign exchange). This increase is primarily a result of increased revenue in our UK market due to higher product usage from a key global customer, partially offset by a general decline in Traditional Risk Management Solutions usage in certain of our International markets. In addition, in the Italian Real Estate data business, volume is down versus the prior comparable quarter due to our price increase and decreased product usage by our tax collector data business.

Value-Added Risk Management Solutions, which accounted for 11% of International Risk Management Solutions, decreased 9% (13% decrease before the effect of foreign exchange) primarily due to lower project-oriented business in our Asia Pacific markets.

Sales & Marketing Solutions

•	a decrease in Sales & Marketing Solutions of $1.0 million, or 7% (10% decrease before the effect of foreign exchange), reflecting:

Traditional Sales & Marketing Solutions, which accounted for 68% of International Sales & Marketing Solutions, increased 5% (2% increase before the effect of foreign exchange), on a small base, reflecting the highly competitive local marketplace for traditional solutions.

Value-Added Sales & Marketing Solutions, which accounted for 32% of International Sales & Marketing Solutions, decreased 26% (27% decrease before the effect of foreign exchange) due primarily to a higher level of one-time projects in the third quarter of 2005 as compared to the third quarter of 2006.

E-Business Solutions

•	a $0.5 million increase in E-Business Solutions, from $0.9 million for the three months ended September 30, 2005 to $1.4 million for the three months ended September 30, 2006. The increase is primarily attributed to increased market penetration of our Hoover’s solutions to customers in Canada.

Supply Management Solutions

•	a $0.3 million, or 40%, increase in Supply Management Solutions (35% increase before the effect of foreign exchange).

International operating income for the three months ended September 30, 2006 was $16.3 million, compared to $13.1 million for the three months ended September 30, 2005, an increase of $3.2 million, or 25%, primarily due to:

•	an increase in core revenue; and

•	increased costs in 2005 related to the investigation and final resolution of the dispute on the sale of our French business with no comparable costs in 2006 and lower legal costs in 2006;

partially offset by:

•	increased selling expenses related to increased revenue; and

•	the impact of increased costs associated with data purchases for our global customers.

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

International Overview

International core revenue increased $6.7 million, or 3% (5% increase before the effect of foreign exchange), for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The increase is primarily a result of:

•	increased revenue in our UK market, due in part to poor operating performance in the first half of 2005 and higher product usage in 2006 from a key global customer;

•	increased revenue in the Asia Pacific markets stemming from a contract signed in the first half of 2006; and

•	increased revenues from our international partners attributable to royalty payments, fulfillment services on behalf of our partnerships and product usage;

partially offset by:

•	a decline in the traditional Risk Management Solutions in certain of our International markets.

International Customer Solution Sets

On a customer solution set basis, the $6.7 million increase in International core revenue for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005 reflects:

Risk Management Solutions

•	an increase in Risk Management Solutions of $2.5 million, or 1% (3% increase before the effect of foreign exchange), reflecting:

Traditional Risk Management Solutions, which accounted for 89% of International Risk Management Solutions, increased 1% (3% increase before the effect of foreign exchange) primarily due to:

•	increased revenue in our UK market due to higher product usage from a key global customer; and

•	higher revenue in our Asia Pacific market due to higher license fees and revenue from our international partner;

partially offset by:

•	a decline in usage in certain of our International markets.

Value-Added Risk Management Solutions, which accounted for 11% of International Risk Management Solutions, increased 4% (3% increase before the effect of foreign exchange) driven mainly by higher-value project-oriented business in our UK and our Benelux markets partially offset by lower project-oriented business in our Asia Pacific markets.

Sales & Marketing Solutions

•	an increase in Sales & Marketing Solutions of $2.1 million, or 6% (8% increase before the effect of foreign exchange), reflecting:

Traditional Sales & Marketing Solutions, which accounted for 56% of International Sales & Marketing Solutions, increased 8% (9% increase before the effect of foreign exchange), reflecting a lower rate of cancellations in the first quarter of 2006 as compared to the prior year period.

Value-Added Sales & Marketing Solutions, which accounted for 44% of International Sales & Marketing Solutions, increased 4% (7% increase before the effect of foreign exchange). The increase was primarily attributed to:

•	royalty revenues from our international partnerships;

•	a shift in the timing of a customer renewal from the fourth quarter of 2005 into the first quarter of 2006; and

•	an increase in purchases by customers in our Asia Pacific market.

E-Business Solutions

•	a $1.8 million increase in E-Business Solutions, from $1.9 million for the nine months ended September 30, 2005 to $3.7 million for the nine months ended September 30, 2006, is primarily attributed to increased market penetration of our Hoover’s solutions to customers in Europe and Canada.

Supply Management Solutions

•	a $0.3 million, or 7%, increase in Supply Management Solutions (11% increase before the effect of foreign exchange).

International operating income for the nine months ended September 30, 2006 was $48.7 million as compared to $35.5 million for the nine months ended September 30, 2005, an increase of $13.2 million, or 38%, primarily due to:

•	an increase in core revenue;

•	increased data sales to our U.S. segment;

•	increased costs in 2005 related to the investigation and final resolution of the dispute on the sale of our French business with no comparable costs in 2006 and lower legal costs in 2006; and

•	savings from our process of reengineering;

partially offset by:

•	increased selling expenses related to increased revenues; and

•	the impact of increased costs associated with data purchases for our global customers.

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

The following important factors could cause actual results to differ materially from those projected in such forward-looking statements:

•	We rely significantly on third parties to support critical components of our business model in a continuous and high quality manner, including third party data providers, strategic partners in our WorldWide Network, and outsourcing partners;

•	Demand for our products is subject to intense competition, changes in customer preferences and, to a lesser extent, economic conditions which impact customer behavior;

•	The profitability of our International segment depends on our ability to identify and execute on various initiatives, such as the implementation of subscription plan pricing and successfully managing our WorldWide Network, and to identify and contend with various challenges present in foreign markets, such as local competition and the availability of public records at no cost;

•	Our ability to renew large contracts, the related revenue recognition and the timing thereof may impact our results of operations from period-to-period;

•	Our results, including operating income, are subject to the effects of foreign economies, exchange rate fluctuations, U.S. and foreign legislative or regulatory requirements, such as the implementation of fees or taxes that we must pay to acquire, use and/or redistribute data, and the adoption of new or changes in accounting policies and practices, including pronouncements by the Financial Accounting Standards Board or other standard setting bodies;

•	Our solutions and brand image are dependent upon the integrity of our global database and the continued availability thereof through the internet and by other means, as well as our ability to protect key assets, such as data center capacity;

•	We are involved in various tax matters and legal proceedings, the outcomes of which are unknown and uncertain with respect to the impact on our cash flow and profitability;

•	Our ability to successfully implement our Blueprint for Growth Strategy requires that we successfully reduce our expense base through our Financial Flexibility Program, and reallocate certain of the expense base reductions into initiatives that produce desired revenue growth;

•	Our future success requires that we attract and retain qualified personnel in regions throughout the world;

•	Our ability to repurchase shares is subject to market conditions, including trading volume in our common stock, and our ability to repurchase securities in accordance with applicable securities laws;

•	Our projection for free cash flow in 2006 is dependent upon our ability to generate revenue, our collection processes, customer payment patterns, the amount and timing of payments related to the tax and other matters and legal proceedings in which we are involved, and the timing and volume of stock option exercises; and

•	Our ability to acquire and successfully integrate other complimentary businesses, products and technologies into our existing business, without significant disruption to our existing business or to our financial results.

We elaborate on the above list of important factors in our other filings with the SEC, particularly in the discussion of our Risk Factors in Item 1A. of our Annual Report on the Form 10-K for the year ended December 31, 2005 and Quarterly Reports on Form 10-Q. It should be understood that it is not possible to predict or identify all risk factors. Consequently, the above list of important factors and the Risk Factors discussed in our Annual Report on the Form 10-K should not be considered to be a complete discussion of all of our potential trends, risks and uncertainties. Except as otherwise required by federal securities laws, we do not undertake to update any forward-looking statement we may make from time-to-time.

Liquidity and Financial Position

In accordance with our Blueprint for Growth Strategy, we have used our cash for three primary purposes: investing in the current business, acquisitions as appropriate, and our share repurchase programs as approved by our Board of Directors.

We believe that cash provided by operating activities, supplemented as needed with a readily available financing arrangement, is sufficient to meet our short-term and long-term needs excluding the legal matters identified therein for which exposures cannot be estimated. In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our existing $300 million notes which matured on March 15, 2006 (see Note 4 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q). We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases, when needed. Such borrowings would be supported by our bank credit facilities, when needed.

  Cash Provided by Operating Activities

Net cash provided by operating activities totaled $235.1 million for the nine months ended September 30, 2006 and $159.1 million for the nine months ended September 30, 2005. The $76.0 million increase was primarily driven by lower tax payments, higher operating income and an increase in collections of accounts receivable as compared to the prior period. Additionally, this was favorably impacted by lower restructuring payments and a decline in outflows relating to accounts payable due to the timing of payments.

These cash inflows were partially offset by an increase in our Other Non-Current Assets from the prior year primarily due to a deposit made to the IRS in order to stop the accrual of statutory interest on potential tax deficiencies related to the legacy tax matters discussed in Note 7 — Contingencies (Tax Matters) to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q. Additionally, the implementation of SFAS No. 123R required the benefits of tax deductions in excess of the tax impact of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. As a result, this requirement reduced net operating cash flows and increased net financing cash flows by $30.2 million for the nine months ended September 30, 2006. Included in the $30.2 million, was $14.8 million associated with the exercise of 0.7 million Moody’s stock options.

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

Net cash provided by investing activities totaled $58.3 million for the nine months ended September 30, 2006 and $66.0 million for the nine months ended September 30, 2005. The $7.7 million change primarily reflects the following activities:

•	During the nine months ended September 30, 2006, we had $109.4 million of net redemptions in short-term marketable securities, as compared to $82.6 million during the nine months ended September 30, 2005.

•	During the nine months ended September 30, 2006, we acquired Open Ratings. The transaction was valued at $8.3 million, subject to net working capital adjustment, inclusive of cash acquired of $0.4 million and $0.2 million of transaction costs. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

During the nine months ended September 30, 2005, we had $18.5 million in net proceeds relating to the following:

•	In April of 2005, we sold our equity investment in South Africa for proceeds of $5.3 million.

•	In October of 2004, we sold our operations in France to BASE D’Informations Legales Holding S.A.S. (“Bil Holding”) for $30.1 million, primarily consisting of $15.0 million in cash and $14.0 million in other receivables. During the nine months ended September 30, 2005, we collected a majority of the receivables outstanding.

•	In May of 2004, we completed the sale of our Central European operations to Bonnier Affarsinformation AB. Proceeds were $25.7 million, consisting of $18.1 million in cash and $7.6 million in other receivables, of which $5.6 million was collected in June 2004 and the remaining was collected in 2005.

During the nine months ended September 30, 2005, we made payments of $17.9 million related to the following:

•	In July of 2005, we acquired LiveCapital, Inc. We paid $16.6 million, net of cash acquired of $0.5 million.

•	During 2004, we acquired an additional 16% interest in RIBES S.p.A., resulting in a 51% ownership interest in RIBES, a leading provider of business information to Italian banks for $3.4 million (net of cash acquired), of which $2.0 million was paid during the fourth quarter of 2004 and the remaining was paid in the third quarter of 2005.

Investments in total capital expenditures, including computer software and other intangibles, were $40.4 million in the nine months ended September 30, 2006 and $17.9 million in the nine months ended September 30, 2005. Such investments were primarily in the U.S. segment for investments such as our DUNSRight quality process and DNBi, our interactive web-based subscription product, and in the International segment, the major investments were for a new UK facility and the Worldwide Partnership Network.

Cash settlements of our foreign currency contracts resulted in a $2.5 million outflow during the nine months ended September 30, 2006 as compared to a $0.1 million inflow during the nine months ended September 30, 2005.

Cash Used in Financing Activities

Net cash used in financing activities was $368.3 million for the nine months ended September 30, 2006 and $197.0 million for the nine months ended September 30, 2005, a $171.3 million change. As set forth below, this change primarily relates to share repurchases, stock-based proceeds from stock option exercises, spin-off obligations and contractual obligations.

Share Repurchases

In order to mitigate the dilutive effect of the shares issued under our stock incentive programs and ESPP, we repurchased 2.9 million shares of common stock for $211.6 million during the nine months ended September 30, 2006, compared to the repurchase of 0.9 million shares of common stock for $57.0 million during the nine months ended September 30, 2005.

On August 1, 2006, our Board of Directors approved a new four-year, five million share repurchase program to offset dilution under our stock incentive programs and ESPP. During the nine months ended September 30, 2006, we have repurchased 0.2 million shares of common stock for $11.9 million under this program.

On January 31, 2006, our Board of Directors approved the addition of $100 million to our existing $400 million two-year share repurchase program, which was approved by our Board of Directors in February 2005. This raised the program to a total of $500 million. During the nine months ended September 30, 2006, we repurchased 4.1 million shares of common stock for $300.0 million under this share repurchase program as compared to the repurchase of 2.4 million shares of common stock for $150.6 million during the nine months ended September 30, 2005. This program was completed during the third quarter of 2006.

During the nine months ended September 30, 2006, we borrowed $207.5 million and repaid $106.5 million under our credit facilities primarily to fund our share repurchase program.

Stock-Based Programs

For the nine months ended September 30, 2006, net proceeds from our stock-based awards were $30.8 million, compared with $18.5 million for the nine months ended September 30, 2005. The increase was driven by increased stock options exercise activity primarily as a result of increased stock price during the nine months ended September 30, 2006.

In addition, the implementation of SFAS No. 123R, effective January 1, 2006, requires the benefits of tax deductions in excess of the tax impact of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows by $30.2 million for the nine months ended September 30, 2006.

Spin-off Obligations

As part of our spin-off from Moody’s/D&B2 in 2000, we entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/D&B2 stock options (including Moody’s/D&B2 options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction goes to the issuing company of the stock option. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed upon treatment of the tax deductions under the TAA, then the party that becomes then entitled to take the deduction may be required to indemnify the other party for the loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that appears to require that the tax deduction belongs to the employer of the optionee and not the issuer of the option (i.e., D&B would be entitled to deduct compensation expense associated with D&B employee exercising a Moody’s/D&B2 option). During the nine months ended September 30, 2006, we made a payment of approximately $20.9 million to Moody’s/D&B2 under the TAA which was fully accrued as of December 31, 2005. During the nine months ended September 30, 2005, we made a payment of approximately $9.2 million to Moody’s/D&B2 under the TAA.

Contractual Obligations

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our existing $300 million notes which matured on March 15, 2006. The 2011 notes of $299.3 million, net of $0.7 million of discount, are recorded as “Long-Term Debt” in our consolidated balance sheet at September 30, 2006. The $300 million notes that matured on March 15, 2006 were recorded as “Short-Term Debt” at December 31, 2005.

The 2011 notes were issued at a discount of $0.8 million and we incurred underwriting and other fees in the amount of approximately $2.2 million. These costs are being amortized over the life of the 2011 notes. The 2011 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. The 2011 notes do not contain any financial covenants.

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

At September 30, 2006 and September 30, 2005, we had a $300 million bank credit facility available at prevailing short-term interest rates, which expires in September 2009. At September 30, 2006, we had $101.0 million of borrowings outstanding under this facility with a weighted average interest rate of 5.61%. We borrowed under our facility during the nine months ended September 30, 2006 primarily to fund our share repurchase program. We had not drawn on the facility and we did not have any borrowings outstanding under this facility at September 30, 2005. This facility also supports our commercial paper borrowings up to $300 million (reduced by borrowed amounts under the facility). We also had not borrowed under our commercial paper program as of September 30, 2006 and 2005. The facility requires the maintenance of interest coverage and total debt to EBITDA ratios (each as defined in the agreement). We were in compliance with these requirements at September 30, 2006 and September 30, 2005.

At September 30, 2006 and September 30, 2005, certain of our international operations had non-committed lines of credit of $15.1 million and $12.8 million, respectively. There were no borrowings outstanding under these lines of credit at September 30, 2006 as compared to $2.0 million of borrowings under these lines of credit at September 30, 2005. These arrangements have no material commitment fees and no compensating balance requirements.

At September 30, 2006 and 2005, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $4.9 million.

During the three month and nine month periods ended September 30, 2006, interest paid totaled $9.0 million and $19.1 million, respectively. During the three month and nine month periods ended September 30, 2005, interest paid totaled $9.9 million and $18.8 million, respectively.

Future Liquidity — Sources and Uses of Funds

Share Repurchases

We intend to continue to repurchase shares, subject to volume limitations, to offset the dilutive effect of the shares issued under our stock incentive programs and ESPP. During the nine months ended September 30, 2006, we repurchased 2.9 million shares of common stock for $211.6 million, which was partially offset by $30.8 million of proceeds from employees related to the stock incentive programs and ESPP.

On August 1, 2006, our Board of Directors approved a new $200 million, one-year share repurchase program. The new $200 million share repurchase program is in addition to our existing two-year, $500 million share repurchase program that commenced in the first quarter of 2005. The new program commenced during the fourth quarter of 2006 and we anticipate that the new $200 million program will be completed within twelve months after its initiation.

On August 1, 2006, our Board of Directors approved a new four-year, five million share repurchase program to offset dilution. We intend to continue to repurchase shares, subject to volume limitations, under this program. During the nine months ended September 30, 2006, we have repurchased 0.2 million shares of common stock for $11.9 million.

Spin-off Obligations

As part of our spin-off from Moody’s/D&B2 in 2000, we entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/D&B2 stock options (including Moody’s/D&B2 options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction goes to the issuing company of the stock option. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed upon treatment of the tax deductions under TAA, then the party that then becomes entitled to take the deduction may be required to indemnify the other party for the loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that require that the tax deduction belongs to the employer of the optionee and not the issuer of the option (i.e., D&B would be entitled to deduct compensation expense associated with a D&B employee exercising a Moody’s/D&B2 option). During the nine months ended September 30, 2006, we made a payment of approximately $20.9 million to Moody’s/D&B2 under the TAA which was fully accrued as of December 31, 2005. In addition, under the TAA, we received the benefit of additional tax deductions and we may be required to reimburse Moody’s/D&DB2 for the loss of income tax deductions relating to 2002 and the nine months ended September 30, 2006 of approximately $27.3 million in the aggregate. This potential reimbursement is a reduction to shareholders’ equity. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA, timing of future exercises of options, the future price of the stock underlying the stock options and relevant tax rates.

As of September 30, 2006, current and former employees of D&B held 1.4 million Moody’s stock options. These stock options had a weighted average exercise price of $11.33 and a remaining contractual weighted average life of two years as of September 30, 2006. All of these options are currently exercisable.

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

Other Matters

During the first quarter of 2005, regulations implementing new tax legislation became effective in Italy that significantly increased data acquisition costs for our Italian real estate data business (“Real Estate Data”) and required that we pay a fee each time we resell that data. In response to this, we instituted significant price increases to our customers. We have been challenging the legality of such regulations and pending the resolution of our challenges, we have been withholding certain payments to the government and establishing appropriate reserves. We cannot predict the outcome of our challenges or the ultimate resolution of this matter, but do not believe that any such resolution will have a material impact on our consolidated cash flows. As part of its annual budget process, on September 29, 2006, the Italian government introduced its draft budget legislation for Parliamentary approval. The draft legislation purports, among other things, to replace effective January 1, 2007, the re-use tax described above with a flat tax increase of at least 20% on Real Estate Data that is acquired with an intent to re-use. We are in the process of reviewing the draft legislation, but currently believe that such legislation, if adopted in its present form and with reasonable implementing regulations, will not have a material adverse impact on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

D&B’s market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. Our 2005 consolidated financial statements included in “Item 7a. Quantitative and Qualitative disclosures About Market Risk” of our Annual Report on Form 10-K provide a more detailed discussion of the market risks affecting operations. As of September 30, 2006, no material change had occurred in our market risks, compared with the disclosure in the Annual Report on Form 10-K for the year ending December 31, 2005.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended September 30, 2006, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in “Part I-Item I Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.

Investor Day.

On September 15, 2006, we held an “Investor Day” during which we presented to our stockholders our Blueprint for Growth Strategy and certain of our financial expectations for the future. The following Risk Factor is being updated and amends the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

We may be unable to achieve our financial growth targets, which could negatively impact our stock price.

We have established revenue and earnings per share growth targets for 2006 and financial aspirations through 2010. Our growth is dependent upon successfully executing our strategy to reduce our expense base and reallocating a portion of the savings into new initiatives with higher revenue growth. Our initiatives and investments may not be sufficient to achieve and maintain such growth targets. A failure to reach and maintain our desired financial growth targets could have a material adverse affect on the market value of our common stock.

Italian Government Decree

In October 2006, the Italian Government issued a decree which, among other things, imposed a new tax on our Italian real estate monitoring service. The following Risk Factor is being updated and amends the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Changes in the legislative, regulatory and commercial environments in which we operate may adversely impact our ability to collect, manage, aggregate and use data.

Certain types of information we gather, compile and publish are subject to regulation by governmental authorities in certain markets in which we operate, particularly in Europe and other international markets. In addition, there is increasing awareness and concern among the general public regarding marketing and privacy matters, particularly as they relate to individual privacy interests and the ubiquity of the Internet. These concerns may result in new laws and regulations. In general, compliance with existing laws and regulations has not to date materially affected our business, financial condition or results of operations. Nonetheless, future laws and regulations with respect to the collection, management and use of information, and adverse publicity or litigation concerning the commercial use of such information, could affect our operations. This could result in substantial regulatory compliance or litigation expense or a loss of revenue.

In addition, governmental agencies may seek, from time to time, to increase the fees or taxes that we must pay to acquire, use and/or redistribute data that such governmental agencies collect. While we would seek to pass along any such price increases to our customers or provide alternative services, there is no guarantee that we would be able to do so, given competitive pressures or other considerations. In addition, any such price increases or alternative services may result in reduced usage by our customers and/or loss of market share. For example, in October 2006, the Italian Government issued a decree which, among other things, increased by approximately 500% the cost of certain data that supports our Italian real estate monitoring service. In response to this increase we temporarily suspended this service and are working with customers to develop alternate solutions that are not dependent on this data. In addition, we have commenced legal and other challenges to this price increase. We cannot predict the outcome of our challenges or the market response to any replacement solutions that we may offer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended September 30, 2006 of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum	Approximate
				Number of	Dollar Value of
				Currently	Currently
			Total Number of	Authorized	Authorized
			Shares Purchased	Shares that May	Shares that May
			as part of	Yet Be	Yet Be
	Total	Average	Publicly	Purchased	Purchased
	Number of	Price Paid	Announced Plans	Under the Plans	Under the Plans or
Period	Shares	Per Share	or Programs(a)	or Programs(b)	Programs(c)
(Amounts in millions, except per share data)

July 1-31, 2006	0.5	$67.81	0.5	—	$—
August 1-31, 2006	0.4	$68.11	0.4	—	—
September 1-30, 2006	0.7	$72.52	0.7	—	—

	1.6	$69.85	1.6	4.8	$200.0

(a)	During the three months ended September 30, 2006, we repurchased 0.4 million shares of common stock for $26.2 million under our Board of Directors approved share repurchase programs to mitigate the dilutive effect of the shares issued under our stock incentive programs and Employee Stock Purchase Plan.

Additionally, during the three months ended September 30, 2006 we repurchased 1.2 million shares of common stock for $88.8 million under our Board of Directors approved share repurchase program.

(b)	During the three months ended September 30, 2006, we repurchased 0.2 million shares of common stock for $14.3 million under a program announced in July 2003 to mitigate the dilutive effect of the shares issued under our stock incentive programs and ESPP. This program was announced in July 2003 and was completed in September 2006 when the maximum amount of 6.0 million authorized under the program were repurchased.

Additionally, during the three months ended September 30, 2006, we repurchased 0.2 million shares of common stock for $11.9 million under a program announced in August 2006 to mitigate the dilutive effect of the shares issued under our stock incentive programs and ESPP. This program expires in August 2010. The maximum amount authorized under the program is 5.0 million shares.

(c)	During the three months ended September 30, 2006, we repurchased 1.2 million shares of common stock for $88.8 million related to a previously announced two-year share repurchase program approved by our Board of Directors in February 2005. This program was completed in September 2006.

Additionally, in August 2006, our Board of Directors approved a new one-year, $200 million share repurchase program. As of September 30, 2006, no shares have been repurchased under this program. We commenced the new one-year $200 million share repurchase program in October 2006 and anticipate that this program will be completed within twelve months.

Item 6.	Exhibits

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

Date: November 3, 2006

By:	/s/ Anastasios G. Konidaris
Anastasios G. Konidaris
Principal Accounting Officer

Date: November 3, 2006