Form 10-K
period 2006-12-31
DUN & BRADSTREET CORP/NW
filed 2007-02-28
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of all shares of Common Stock of The Dun & Bradstreet Corporation outstanding and held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2006) was approximately $4.361 billion.

As of January 31, 2007, 60,001,274 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on May 2, 2007, are incorporated into Part III of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the registrant. Such exclusions will not be deemed to be an admission that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

i

PART I

Item 1.	Business

Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for over 165 years. Our global commercial database contains more than 110 million business records. The database is enhanced by our proprietary DUNSRight® quality process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

We provide customers with four solution sets, which meet a diverse set of customer needs globally. Customers use our Risk Management Solutions™ to mitigate credit risk, increase cash flow and drive increased profitability; our Sales & Marketing Solutions™ to increase revenue from new and existing customers; our E-Business Solutions™ to convert prospects into clients faster by enabling business professionals to research companies, executives and industries; and our Supply Management Solutions™ to increase cash by generating ongoing savings from our customers’ suppliers and by protecting our customers from serious financial, operational and regulatory risk.

Our Aspiration and Our Strategy

In October 2000, we launched a business strategy called the “Blueprint for Growth.” This strategy has been successful in driving our performance over the past six years.

In September 2006 we updated our Blueprint for Growth strategy and articulated our strategic choices for the future. Our new strategy reflects that D&B is a company that has been and remains committed to delivering Total Shareholder Return (“TSR”). To achieve this objective, we are focused on three key drivers of TSR, which include: delivering profitable revenue growth; maintaining a disciplined approach to deploying our free cash flow; and delivering consistent performance over time. These have been the central drivers of our success and they will remain the key areas of focus for us going forward.

To deliver profitable revenue growth, we made a fundamental strategic choice to remain focused on the commercial marketplace, and to continue being the world’s largest and best provider of insight about businesses. This is reflected in our aspiration, which is “to be the most trusted source of commercial insight so our customers can decide with confidence.”

Within the commercial insight market, we have identified three strategic stakes to increase growth for the future. These stakes include:

•

Growing our global Risk Management Solutions, which is our largest solution set, by strengthening our data capabilities and by playing a larger role in delivering predictive analytics and platforms to our customers;

•	Growing our Sales and Marketing Solutions globally by focusing on the higher growth space of commercial data integration; and

•

Growing our Internet Solutions (“E-Business”) by continuing to invest in Hoover’s—our online database solution that provides information on public and private companies, their executives and industries—while also investing in one or two new platforms that will leverage and complement our Hoover’s offering.

In executing against these strategic stakes, we intend to grow our Risk Management Solutions, Sales and Marketing Solutions and E-Business Solutions organically—by investing in areas such as data and technology—and by pursuing strategic acquisitions. We do not believe that our Supply Management Solutions business will be a growth priority for us going forward, however we will continue to report on this solution set separately through 2007.

Our Blueprint for Growth strategy relies on four core competitive advantages that support our commitment to driving total shareholder return and our aspiration to be the most trusted source of commercial insight so our customers can decide with confidence. These core competitive advantages include our:

•	Trusted Brand;

•	Financial Flexibility;

•	Winning Culture; and

•	DUNSRight Quality Process.

For the reasons described below, we believe that these core competitive advantages will continue to drive our growth and profitability going forward.

Trusted Brand

The D&B® Brand is steeped in tradition that dates back to the founding of our company in 1841. We believe that the D&B Brand is unique in the marketplace, standing for trust and confidence in commercial insight; our customers rely on D&B and the quality of our Brand when they make critical business decisions.

Financial Flexibility

Financial Flexibility is an ongoing process by which we seek to reallocate our spending from low-growth or low-value activities to activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. As part of this process, we view almost every dollar that we spend as flexible. What this means is that we view very little of our costs as fixed—we make a conscious decision about every investment we make. By approaching our cost base in this way, we are able to continually and systematically identify ways to improve our performance in terms of quality and cost. In executing our Financial Flexibility process we seek to eliminate, standardize, consolidate and automate our business functions. In addition, we evaluate the possibility that we can achieve improved quality and greater efficiencies through outsourcing.

Winning Culture

Our culture is focused on developing strong leaders, because we believe that great leadership drives great results and helps increase Total Shareholder Return. To build such leadership, we have developed and deployed a consistent, principles-based leadership model throughout our Company.

Our quarterly leadership development process ensures that team member performance goals and financial rewards are linked to our Blueprint for Growth strategy. We link a component of leadership compensation to our overall financial results. Our leadership development process also enables team members, which include our management and employees, to receive ongoing feedback on their performance goals and on their leadership. All team members are expected to have personal leadership action plans that are focused on their own personal development, building on their leadership strengths and working on their areas of development.

We have a talent assessment process that provides a framework to assess and improve skill levels and performance across the organization and which acts as a tool to aid talent development and succession planning. We also have an employee survey mechanism that enables team members worldwide to give feedback on our progress in building a Winning Culture.

DUNSRight Quality Process

DUNSRight is our proprietary quality process that powers all of our customer solution sets and serves as our key strategic differentiator as a commercial insight company.

The foundation of our DUNSRight quality process is Quality Assurance, which includes over 2,000 separate automated and manual checks to ensure that data meets our high quality standards.

In addition, our five DUNSRight Quality Drivers work sequentially to enhance the data and make it useful to our customers in making critical business decisions.

The process works as follows:

•	Global Data Collection brings together data from a variety of sources worldwide

•	We integrate the data into our database through our patented Entity Matching, which produces a single, more accurate picture of each business

•	We apply the D-U-N-S® Number as a unique means of identifying and tracking a business globally throughout every step in the life and activity of the business

•	We use Corporate Linkage to enable our customers to view their total risk or opportunity across related businesses

•	Finally, our Predictive Indicators use statistical analysis to rate a business’ past performance and to predict how a business is likely to perform in the future.

Business Segments

We currently manage and report our business globally through two business segments:

•	United States (which consists solely of our United States or “U.S.” operations); and

•	International (which consists of our operations in Canada, Europe, Asia Pacific and Latin America).

On January 1, 2005, we began managing our operations in Canada as part of our International segment and we have reclassified our historical financial results set forth in Item 8. of this Annual Report on Form 10-K to reflect this change. Prior to January 1, 2005, we reported the results of our Canadian operations together with our U.S. operations.

U.S. Our U.S. segment accounted for 76%, 75% and 71% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

International. We conduct business internationally through our wholly-owned subsidiaries, independent correspondents, strategic partner relationships through our D&B Worldwide Network and through minority equity investments. The International segment accounted for 24%, 25% and 29% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Since the launch of the Blueprint for Growth strategy, we have entered into strategic relationships with strong local players throughout the world who have become part of our D&B Worldwide Network. Our D&B Worldwide Network enables our customers globally to make business decisions with confidence, because we incorporate data from our strategic partners that has been put through the DUNSRight quality process into our database and utilize it in our customer solutions. Our customers, therefore, have access to a more powerful database and global solution sets they can rely on to make their risk management, sales and marketing and supply management business decisions.

In addition, we have from time-to-time, acquired complementary businesses, products and technologies. For example:

•	In 2004, we acquired an additional interest in RIBES S.p.A., resulting in our controlling interest of such entity;

•	In 2005, we acquired LiveCapital, Inc.;

•	In 2006, we acquired Open Ratings, Inc.; and

•	In 2006, we established a joint venture in China with Huaxia International Credit Consulting Co. Ltd.

Segment data and other information for the years ended December 31, 2006, 2005 and 2004 are included in Note 14 to our consolidated financial statements included in Item. 8 of this Annual Report on Form 10-K.

Our Customer Solutions and Services

Risk Management Solutions

Risk Management Solutions is our largest customer solution set, accounting for 64%, 66% and 62% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Within this customer solution set we offer traditional and value-added solutions. Our traditional solutions, which consist of reports from our database used primarily for making decisions about new credit applications, constituted 80% of our Risk Management Solutions revenue and 51% of our total revenue for the year ended December 31, 2006. Our value-added solutions, which constituted 20% of our Risk Management Solutions revenue and 13% of our total revenue for the year ended December 31, 2006, generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion of trends in this customer solutions set.

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

Our principal Risk Management Solutions are:

•

Our Business Information Report, or BIR, our Comprehensive Report, and our International Report, which provide overall profiles of a company, including, based on the report, financial information, payment information, history of a business, ownership details, operational information and similar information;

•	Our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit;

•	Our decisioning scores, which help assess the credit risk of a business by assigning a rating or score;

•	Our Risk Assessment Manager, or RAM™, and enterprise Risk Assessment Manager, or eRAM™, which help our customers manage their credit portfolios; and

•

DNBi, our interactive, customizable Web application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis.

Certain of our solutions are available on a subscription pricing basis in the U.S., such as our Preferred Pricing Agreement with DNBi, and in certain of our International markets. Our subscription pricing plans, which continue to represent an increasing proportion of our revenue, provide increased access to our Risk Management reports and data to help customers increase their profitability while mitigating their risk.

Sales & Marketing Solutions

Sales & Marketing Solutions is our second-largest customer solution set accounting for 27%, 27% and 26% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Within this customer solution set we offer traditional and value-added solutions. Our traditional solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. These solutions constituted 43% of our Sales & Marketing Solutions revenue and 12% of our total revenue for the year ended December 31, 2006. Our value-added solutions generally include decision-making and customer information management solutions. These value-added solutions constituted 57% of Sales & Marketing Solutions revenue and 15% of our total revenue for the year ended December 31, 2006. We have taken actions with respect to our Sales & Marketing Solutions during 2006 to enhance our commercial data integration business. For example, we signed new product and technology outsourcing agreements with a third party that will significantly increase the speed, data processing capacity and matching capabilities we provide our U.S. sales and marketing customers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion on trends in this customer solutions set.

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

Our principal Sales & Marketing Solutions are:

•

Our Customer Information Management Solutions, which are a suite of solutions that cleanse, integrate and enrich customer information with our DUNSRight quality process. These solutions produce a comprehensive view of the customer that powers the Customer Relationship Management (“CRM”) system and business intelligence systems used by our customers to make sales and marketing decisions. We recently launched our new D&B Optimizer service, which combines our customer information management solution with a third party’s computing power and additional business information resources to give our customers greater insight into all of their customer relationships;

•	Our Direct Marketing Lists, which benefit from our DUNSRight quality process to enable our customers to create an accurate and comprehensive marketing campaign; and

•

Our Market Spectrum® Web, which allows end-users easy access, through the Web, to a decision support application that provides an integrated view of customers and prospects. Market Spectrum Web is used to support accurate targeting and segmentation for marketing campaigns.

E-Business Solutions

E-Business Solutions represents the results of Hoover’s, Inc., a business we acquired in March 2003. In addition to offering Hoover’s in the U.S., we began offering our Hoover’s solution to customers in Europe in the fourth quarter of 2004. Hoover’s accounted for 6%, 4%, and 4% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion on trends in this customer solutions set.

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

Our E-Business Solutions help customers convert prospects to clients faster by helping them answer questions such as:

•	How do I identify prospects and better prepare for sales calls?

•	What is the prospect’s business strategy and who are its major competitors?

•	How does the prospect compare to others in their industry?

•	Who are the key senior-level decision makers?

•	How do I build a strong relationship with my customers?

•	How do I find new business opportunities and keep current on market trends and competitors?

Our principal E-Business Solutions are:

•	Our subscription solutions delivered online through Hoover’s Online (such as “Pro Premium,” “Pro Plus,” “Pro,” and “Lite”) and via electronic data feeds;

•	Our advertising and e-marketing solutions provided through www.hoovers.com and related Websites;

•	Licensing of Hoover’s proprietary content to third-party content providers; and

•	The Hoover’s Handbook series, a series of authoritative, printed reference materials.

Supply Management Solutions

Supply Management Solutions accounted for 3%, 3%, and 2% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion on trends in this customer solutions set.

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

•

Our Supplier reports, particularly our Supplier Qualifier Report™, which enable our customers to understand risk in their supply base by providing an in-depth business profile on an individual supplier and help customers understand the nature and performance of a supplier’s business;

•

Our DNBi Supply Management solution which is an interactive, web-based supply risk management solution that enables our customers to monitor, assess and mitigate risk in order to proactively manage their supply base and make intelligent decisions that ensure continuous delivery of high-quality supplier goods; and

•

Our Supply On-Ramp™, which is a Web-based solution that allows customers to standardize their supplier registration and evaluation process by creating a single point of entry with consistent procedures.

Our Sales Force

We rely primarily on our sales force of approximately 1,700 team members worldwide to sell our customers solutions, of which approximately 1,200 were in our U.S. segment and 500 were in our International segment as of December 31, 2006. Our sales force includes relationship managers and solution specialists who sell to our higher-revenue customers, teams of telesales people who sell to our lower-revenue customers and a team that sells to resellers of our solutions and our data.

We deliver our solutions primarily through the Web and other electronic methods, including desktop and enterprise application software, as well as through third-party resellers and enterprise software vendors.

Our Customers

We believe that different size customers have different needs and require different skill sets to service them. Accordingly, we have adopted a go-to-market sales strategy that focuses on distinct groups categorized internally as large customers, middle market customers and small market customers. Our large customers are those having spend with us of $1.0 million or more, while our middle market customers are those having spend with us of between $20,000 and $1.0 million and our small market customers are those having spend with us of $20,000 or less. Our principal customers within these groups are banks and other credit and financial institutions, manufacturers, wholesalers, insurance companies and telecommunication companies, as well as sales, marketing and business development professionals. None of our customers accounted for more than 2% of our 2006 total revenue or of the revenue of our U.S. or International business segments. Accordingly, neither we nor either of our business segments is dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on our consolidated annual results of operations or the annual results of either of our business segments.

Competition

We are subject to highly competitive conditions in all aspects of our business. A number of competitors are active in specific aspects of our business. However, we believe no competitor offers our complete line of solutions or can match our global data quality resulting from our DUNSRight quality process.

In the U.S., we are a market leader in our Risk Management Solutions business in terms of market share and revenue, including revenue from sales of third-party business credit information. We compete with our customers’ own internal business practices by continually developing more efficient alternatives to our customers’ risk management processes in order to capture more of their internal spend. We also directly compete with a broad range of companies, including consumer credit companies such as Equifax, Inc. and Experian Information Solutions, Inc. (“Experian”), which have traditionally offered primarily consumer information services, but now offer products that combine consumer information with business information as a tool to help customers make credit decisions with respect to small businesses.

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

Outside the U.S., the competitive environment varies by country, and in some countries we are a market leader. For example, in Europe, our direct competition is primarily local, such as Cerved in Italy and Experian in the United Kingdom. In addition, common links exist among some of these competitors through their membership in European information network alliances, such as BIGNet (Experian) and we believe that competitors may be pursuing the establishment of their own pan-European network through direct investment, which could ultimately be positioned by them as an alternative to our D&B Worldwide Network. However, we believe we offer superior solutions when compared to these networks because of our DUNSRight quality process. In addition, the Sales & Marketing Solutions landscape is both localized and fragmented throughout Europe, where numerous local players of varying size compete for business.

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

As discussed in “Our Aspiration and Our Strategy” above, we believe that our Trusted Brand, our Financial Flexibility, our Winning Culture and our DUNSRight Quality Process form a powerful competitive advantage.

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

Intellectual Property

We own and control various intellectual property rights, such as trade secrets, confidential information, trademarks, trade names, copyrights, patents and applications therefore. These rights, in the aggregate, are of material importance to our business. We also believe that each of the D&B name and related trade names, marks and logos are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We consider our trademarks, service marks, databases, software, patents, patent applications and other intellectual property to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret, patent, etc.) and contract and liability safeguards for protection thereof throughout the world.

Unless the context indicates otherwise, the names of our branded solutions and services referred to in Item 8. of this Annual Report on Form 10-K are trademarks, service marks or registered trademarks or service marks owned by or licensed to us or one or more of our subsidiaries.

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

Employees

As of December 31, 2006, we employed approximately 4,400 team members worldwide, of which approximately 2,900 were in our U.S. segment and Corporate and approximately 1,500 were in our International segment. We believe that we have good relations with our employees. There are no unions in our U.S. segment. Workers Councils and Trade Unions represent a portion of our employees in the European and Latin American operations of our International segment.

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

We make available free of charge on or through our website (www.dnb.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish the material to, the SEC. The information on our website or on our Hoover’s website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Organizational Background of Our Company

As used in this report, except where the context indicates otherwise, the terms “D&B,” “Company,” “we,” “us,” or “our” refer to The Dun & Bradstreet Corporation and our subsidiaries.

We were incorporated in 2000 in the State of Delaware. For more information on our history, including the various spin-offs leading to our formation and our becoming a public company in September 2000, see “Item 8. Note 13. Contingencies.”

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

•	We have outsourced various functions, such as our technology help desk and network management functions in the U.S. and the UK; and

•	We have also outsourced certain portions of our data acquisition and delivery, customer service and some financial processes, such as cash collections.

If one or more data providers were to withdraw their data, cease making it available, substantially increase the cost of their data, or not adhere to our data quality standards, our ability to provide solutions and services to our customers could be materially adversely impacted, which could result in decreased revenue, operating income and earnings per share. Similarly, if one of our outsource providers, including our strategic partners, were to experience financial or operational difficulties, their services to us would suffer or they may no longer be able to provide services to us at all, materially impacting our business and financial results. In addition, we cannot be certain that we could replace our large third-party vendors in a timely manner or on terms commercially reasonable to us.

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

Our ability to continue to compete effectively will be based upon a number of factors, including our ability to:

•	Communicate and demonstrate to our customers the value of our proprietary DUNSRight quality process and, as a result, improve customer satisfaction;

•	Maintain and develop proprietary information and services such as analytics (e.g., scoring), and sources of data not publicly available;

•	Demonstrate value through our decision-making tools and integration capabilities;

•	Leverage our brand perception and the value of our D&B Worldwide Network;

•	Continue to implement the Financial Flexibility component of our strategy and effectively reallocate our spending to activities that drive revenue growth;

•	Deliver reliable and high-quality business information through various media and distribution channels in formats tailored to customer requirements;

•	Adopt and maintain an effective information technology infrastructure to support product delivery as customer needs and preferences change and competitors offer more sophisticated products;

•	Attract and retain a high-performance workforce;

•	Enhance our existing services and introduce new services; and

•	Improve our International business model and data quality through the successful management of strategic partner relationships in our International segment that are part of our D&B Worldwide Network.

We rely on annual contract renewals for a substantial part of our revenue and our quarterly results may be significantly impacted by the timing of these renewals or a shift in product mix that results in a change in the timing of revenue recognition.

We derive a substantial portion of our revenue from annual customer contracts. If we are unable to renew a significant number of these contracts, our revenue and results of operations would be harmed. In addition, our results of operations from period-to-period may vary due to the timing of customer contract renewals. As contracts are renewed, we have, and may continue to experience, a shift in product mix underlying such contracts. This could result in the deferral of increased amounts of revenue into future periods as a larger portion of revenue is recognized over the term of our contracts rather than upfront at contract signing. Although this may cause our financial results from period-to-period to vary substantially, such change in revenue recognition will not change the total revenue recognized over the life of our contracts.

Changes in the legislative, regulatory and commercial environments in which we operate may adversely impact our ability to collect, manage, aggregate and use data and may impact our financial results.

Certain types of information we gather, compile and publish are subject to regulation by governmental authorities in certain markets in which we operate, particularly in our international markets. In addition, there is increasing awareness and concern among the general public regarding marketing and privacy matters, particularly as they relate to individual privacy interests and the ubiquity of the Internet. These concerns may result in new laws and regulations. In general, compliance with existing laws and regulations has not to date materially affected our business, financial condition or results of operations. Nonetheless, future laws and regulations with respect to the collection, management and use of information, and adverse publicity or litigation concerning the commercial use of such information, could affect our operations. This could result in legislative or regulatory limitations being imposed on our operations, increased compliance or litigation expense and/or loss of revenue.

In addition, governmental agencies may seek, from time-to-time, to increase the fees or taxes that we must pay to acquire, use and/or redistribute data that such governmental agencies collect. While we would seek to pass along any such price increases to our customers or provide alternative services, there is no guarantee that we would be able to do so, given competitive pressures or other considerations. In addition, any such price increases or alternative services may result in reduced usage by our customers and/or loss of market share. For example, in October 2006, the Italian Government issued a decree that, among other things, increased the cost of certain data that supports our Italian real estate monitoring service. In response to this increase we temporarily suspended this service and have since launched alternate solutions that are not dependent on this data. In addition, we have commenced legal and other challenges to this price increase. We cannot predict the outcome of our challenges or the market response to replacement solutions that we may offer from time-to-time.

Our business performance might not be sufficient for us to meet the full year financial guidance that we provide publicly.

We provide full-year financial guidance to the public which is based upon our assumptions regarding our financial performance. This includes, for example, assumptions regarding our ability to grow revenue and to provide profitable operating income. We believe that our financial guidance provides investors and analysts with a better understanding of our view of our near term financial performance. Such financial guidance may not always be accurate, however, due to our inability to meet the assumptions we make and the impact on our financial performance that could occur as a result of the various risks and uncertainties to our business as set forth in these risk factors and in our public filings with the SEC. If we fail to meet the full-year financial guidance that we provide or if we find it necessary to revise such guidance downward as we conduct our operations throughout the year, the market value of our common stock could be materially adversely affected.

We may be unable to achieve our financial aspirations, which could negatively impact our stock price.

We have established financial aspirations for the 2008 through 2010 timeframe with respect to the financial performance that we believe would be achieved based upon our planned business strategy for the next several years. These financial aspirations can only be achieved if the assumptions underlying our business strategy are fully realized—some of which we cannot control (e.g. market growth rates, macroeconomic conditions and customer preferences). As part of our annual planning process we will review these assumptions and we intend to provide our financial guidance to shareholders on an annual basis.

We may be unable to adapt successfully to changes in our customers’ preferences for our solutions, which could adversely impact our revenues.

Our success depends in part on our ability to adapt our solutions to our customers’ preferences. Advances in information technology and uncertain or changing economic conditions are changing the way our customers use and purchase business information. As a result, our customers are demanding both lower prices and more features from our solutions, such as decision-making tools like credit scores and electronic delivery formats. If we do not successfully adapt our solutions to our customers’ preferences, our business, financial condition and results of operations would be materially adversely affected. Specifically, for our larger customers, our continued success will be dependent on our ability to satisfy more of their needs by providing solutions beyond data, such as enhanced analytics and assisting with their data integration efforts. For our smaller customers, our success will depend in part on our ability to simplify our solutions and pricing offerings and enhance our marketing efforts to these customers.

To address customer needs for pricing certainty and increased access to our solutions, we provide subscription pricing plans through our Preferred Pricing Agreement and our Preferred Pricing Agreement with DNBi. These subscription pricing plans provide expanded access to our Risk Management Solutions in a way that provides more certainty over related costs to the customer, which in turn, generally results in customers increasing their spend on our solutions. These plans have been an important driver of our growth in 2005 and

2006. Our success moving forward is dependent, in part, on the continued penetration of these offerings and the successful rollout of similar programs in various markets around the world. Similarly, our continued success is dependent on customers’ acceptance of our DNBi offering.

Our operations in the International segment are subject to various risks associated with operations in foreign countries, which could adversely impact our operating results.

Our success depends in part on our various operations outside the United States. For the three years ended December 31, 2006, 2005 and 2004, our International segment accounted for 24%, 25% and 29% of total revenue. Our International business is subject to many challenges, the most significant being:

•	Our competition is primarily local, and our customers may have greater loyalty to our local competitors;

•	Credit insurance is a significant credit risk mitigation tool in certain markets, thus reducing the demand for our Risk Management Solutions; and

•	In some markets, key data elements are generally available from public-sector sources, thus reducing a customer’s need to purchase our data.

Our International strategy includes forming strategic partner relationships in certain markets with third parties to improve our data quality. We form and manage these strategic partner alliances to create a competitive advantage for us over the long term, however, these strategic partnerships may not be successful or may be subject to ownership change.

In September 2001, we formed a strategic relationship covering Australia and New Zealand (“D&B Australasia”). This strategic relationship contributed less than one percent of our total revenue in 2006 and contributed less than 3.5 million of the more than 110 million business records contained in our global commercial database. The shareholders of D&B Australasia are considering a sale of their controlling interest in the company (D&B has a small minority interest as a shareholder). We believe that we have appropriate contractual protections to prevent the shares of D&B Australasia from being acquired by any of our global competitors; however, there can be no assurance that a potential buyer of such shares won’t seek to contest the enforceability of these protections. As such we will take the necessary actions to ensure we protect our brand and ensure an ongoing supply of DUNSRight quality data for our global customers.

The issue of data privacy is an increasingly important area of public policy in various International markets, and we operate in an evolving regulatory environment that could adversely impact aspects of our business or the business of our partners on whom we depend.

Our operating results could also be negatively affected by a variety of other factors affecting our foreign operations, many of which are beyond our control. These factors may include currency fluctuations, economic, political or regulatory conditions, competition from government agencies in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in International business activities generally include, among others:

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

Our operations depend on our ability, as well as that of third-party service providers to whom we have outsourced several critical functions, to protect data centers and related technology against damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), natural disasters, or other disasters. The on-line services we provide are dependent on links to telecommunications providers. In addition, we generate a significant amount of our revenue through telesales centers and websites that we utilize in the acquisition of new customers, fulfillment of solutions and services and responding to customer inquiries. We may not have sufficient redundant operations to cover a loss or failure in all of these areas in a timely manner. Any damage to our data centers, failure of our telecommunications links or inability to access these telesales centers or websites could cause interruptions in operations that materially adversely affect our ability to meet customers’ requirements, resulting in decreased revenue, operating income and earnings per share.

We are involved in tax and legal proceedings that could have a material adverse impact on us.

We are involved in tax and legal proceedings, claims and litigations that arise in the ordinary course of business. As discussed in greater detail under “Note 13. Contingencies—Legal Proceedings” in “Notes to Consolidated Financial Statements” in Part II, Item 8. of this Annual Report on Form 10-K, certain of these matters could have a material adverse impact on our results of operations, cash flows or financial position.

We may be unable to reduce our expense base through our Financial Flexibility Program, and the related reinvestments from savings from this program may not produce the level of desired revenue growth which would negatively impact our financial results.

Successful execution of our strategy includes reducing our expense base through our Financial Flexibility Program, and reallocating our expense base reductions into initiatives to produce our desired revenue growth. The success of this program may be affected by:

•	Our ability to continually adapt and improve our organizational design and efficiency to meet the changing needs of our business and our customers;

•	Our ability to implement all of the actions required under this program within the established time frame;

•	Our ability to implement actions that require process or technology changes to reduce our expense base;

•	Entering into or amending agreements with third-party vendors to renegotiate terms beneficial to us;

•	Managing third-party vendor relationships effectively;

•	Completing agreements with our local works councils and trade unions related to potential reengineering actions in certain International markets; and

•	Maintaining quality around key business processes utilizing our reduced and/or outsourced resources.

If we fail to reduce our expense base, or if we do not achieve our desired level of revenue growth from new initiatives, the market value of our common stock may suffer.

We may not be able to attract and retain qualified personnel which could impact the quality of our performance and customer satisfaction.

Our success also depends on our continuing ability to attract, retain and motivate highly qualified personnel at all levels and to appropriately utilize the time and resources of such personnel. Competition for these personnel is intense, and we may not be able to retain our key personnel or attract, assimilate or retain other highly qualified personnel in the future. We have from time-to-time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications.

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

Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey, in a 123,000-square-foot property that we lease. This property also serves as the executive offices of our U.S. segment.

Our other properties are geographically distributed to meet sales and operating requirements worldwide. We generally consider these properties to be both suitable and adequate to meet current operating requirements. As of December 31, 2006, the most important of these other properties include the following sites:

•	A 178,300-square-foot leased office building in Center Valley, Pennsylvania, which houses various sales, finance, fulfillment and data acquisition personnel;

•

A 147,000-square-foot office building that we own in Parsippany, New Jersey, housing personnel from our U.S. sales, marketing and technology groups (approximately one-third of this building is leased to a third party);

•	A 78,000-square-foot leased office building in Austin, Texas, which houses a majority of Hoover’s employees; and

•	A 79,060-square-foot leased space in Marlow, England, which houses our UK business, International Technology and International Partnership teams.

In addition to the above locations, we also conduct operations in other offices across the globe, all of which are leased.

Item 3.	Legal Proceedings

Information in response to this Item is included in “Part II-Item 8. Note 13—Contingencies” and is incorporated by reference into Part I of this Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 3,480 shareholders of record as of December 31, 2006.

The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown:

	2006		2005
	High	Low	High	Low
First Quarter	$76.68	$67.70	$62.69	$55.04
Second Quarter	$78.18	$67.96	$64.71	$58.97
Third Quarter	$75.19	$65.50	$66.27	$61.08
Fourth Quarter	$84.25	$74.28	$67.88	$62.30

We did not pay any dividends on our common stock during the years ended December 31, 2006 and 2005. On February 1, 2007, we announced that our Board of Directors approved the initiation of a dividend and declared our first quarterly cash dividend of $0.25 per share. This initial cash dividend is payable on March 29, 2007, to shareholders of record at the close of business on March 8, 2007.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2006 of shares of equity that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(Amounts in millions, except per share data)
October 1-31, 2006	0.1	$75.02	0.1	—	$—
November 1-30, 2006	0.7	$81.56	0.7	—	—
December 1-31, 2006	1.0	$83.06	1.0	—	—

	1.8	$81.89	1.8	3.9	$125.0

(a)	During the three months ended December 31, 2006, we repurchased 0.9 million shares of common stock for $76.1 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in August 2006 and expires in August 2010. The maximum number of shares authorized for repurchase under this program is 5.0 million shares, of which 1.1 million shares have been repurchased as of December 31, 2006.
(b)	During the three months ended December 31, 2006, we repurchased 0.9 million shares of common stock for $75.0 million related to a previously announced $200 million, one-year share repurchase program approved by our Board of Directors in August 2006. We commenced this share repurchase program in October 2006 and anticipate that this program will be completed by October 2007. This share repurchase program expires one year from the date of commencement.

FINANCIAL PERFORMANCE COMPARISON GRAPH*

SINCE DECEMBER 31, 2001

In accordance with SEC rules, the graph below compares the Company’s cumulative total shareholder return against the cumulative total return of the Standard & Poor’s MidCap 400 Index and a published industry index starting on December 31, 2001. On October 20, 2000, the Company’s Common Stock commenced regular-way trading on the NYSE. On that date, the company then know as The Dun & Bradstreet Corporation (“Old D&B”) separated into two publicly traded companies: the “new” Dun & Bradstreet Corporation (i.e., the company to which this Annual Report on Form 10-K relates) and Moody’s Corporation. The separation of the two companies was accomplished through a tax-free distribution by Old D&B of the shares of Common Stock of the Company (the “Spin-Off”). Old D&B then changed its name to “Moody’s Corporation.”

As an industry index, the Company chose the S&P MidCap Diversified Commercial & Professional Services Index (previously named the S&P 400 MidCap Diversified Commercial Services—Specialized Index), a subset of the S&P MidCap 400 Index that includes companies that provide business-to-business services.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

AMONG D&B, S&P MIDCAP DIVERSIFIED COMMERCIAL &

PROFESSIONAL SERVICES AND S&P MIDCAP 400 INDEX

* Assumes $100 invested on December 31, 2001, and reinvestment of dividends.

Item 6.	Selected Financial Data

Five-Year Selected Financial Data

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in millions, except per share data)
Results of Operations:
Operating Revenues	$1,531.3	$1,443.6	$1,414.0	$1,386.4	$1,275.6
Costs and Expenses(1)	1,128.9	1,079.6	1,095.2	1,094.6	1,019.7

Operating Income	402.4	364.0	318.8	291.8	255.9
Non-Operating Income (Expense)—Net(2)	(13.5)	(9.9)	22.0	(11.4)	(16.7)

Income from Continuing Operations before Provision for
Income Taxes	388.9	354.1	340.8	280.4	239.2
Provision for Income Taxes(3)	146.8	133.6	129.2	106.2	94.1
Minority Interest Income (Expense)(4)	(1.8)	—	—	—	—
Equity in Net Income (Loss) of Affiliates	0.4	0.7	0.2	0.3	(1.7)

Net Income	$240.7	$221.2	$211.8	$174.5	$143.4

Basic Earnings Per Share of Common Stock	$3.81	$3.31	$3.01	$2.37	$1.93

Diluted Earnings Per Share of Common Stock	$3.70	$3.19	$2.90	$2.30	$1.87

Other Data:
Weighted Average Number of Shares Outstanding—Basic	63.2	66.8	70.4	73.5	74.5
Weighted Average Number of Shares Outstanding—Diluted	65.1	69.4	73.1	75.8	76.9
Balance Sheet:
Total Assets	$1,360.1	$1,613.4	$1,635.5	$1,624.7	$1,527.7
Long-Term Debt	$458.9	$0.1	$300.0	$299.9	$299.9
Equity	$(399.1)	$77.6	$54.2	$48.4	$(18.8)

(1)	2006 included a charge of $25.5 million for restructuring related to the 2006, 2005 and 2004 Financial Flexibility Programs. 2005 included a charge of $30.7 million for restructuring related to the 2005 and 2004 Financial Flexibility Programs and a charge of $0.4 million for the final resolution of all disputes on the sale of our French business. 2004 included a charge of $32.0 million for restructuring related to the 2004 Financial Flexibility Program. 2003 included charges of $17.4 million for restructuring related to the 2003 Financial Flexibility Program and $13.8 million for the loss on the sale of our High Wycombe, England, facility. 2002 included a charge of $30.9 million for restructuring related to the 2002 Financial Flexibility Program.
(2)	2005 included a $3.5 million gain on the sale of a 5% investment in a South African company, a $0.8 million gain as a result of lower costs related to the 2004 sale of Iberia (Spain and Portugal) and a charge of $3.7 million for the final resolution of all disputes on the sale of our French business. 2004 included gains on the sales of operations in the Nordic region (Sweden, Denmark, Norway and Finland) of $7.9 million; India and Distribution Channels in Pakistan and the Middle East of $3.8 million; Central Europe (Germany, Switzerland, Poland, Hungary and Czech Republic) of $5.6 million; France of $12.9 million; and Iberia (Spain and Portugal) of $0.1 million. 2003 included gains of $7.0 million on the settlement of an insurance claim to recover losses related to the events of September 11, 2001 and $1.8 million on the sale of equity interests in our Singapore business. Partially offsetting these gains was a $4.3 million loss on the sale of our Israeli business. 2002 included gains of $2.6 million on the sale of a portion of our equity interest in our Singapore operation and $2.4 million on the sale of our Korean operation, partially offset by a charge of $2.9 million for the write-off of our remaining investment in Avantrust LLC.

(3)	2006 included a charge of $0.8 million related to a the tax legacy matter referred to as “Royalty Expense Deductions 1993-1997” in Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. 2005 included a gain of $16.3 million related to tax benefits recognized upon the liquidation of dormant international entities whose assets were divested as part of our international strategy, a $9.3 million tax charge related to our repatriation of foreign cash, a $6.3 million charge resulting from an increase in the tax legacy reserve for the matter referred to as “Royalty Expense Deductions 1993-1997” and a $0.9 million refund related to the legacy tax matter referred to as “Utilization of Capital Losses 1989-1990.” 2004 included a charge for taxes of $4.5 million related to the settlement of the tax matter referred to as “Utilization of Capital Losses 1989-1990.”
(4)	2006 included a minority interest expense primarily related to our investment in the Italian real estate data company, RIBES, S.p.A. Minority interest represents the minority owner’s share of the net income of our majority-owned Italian real estate data company, RIBES, S.p.A. See Note 4 to our consolidated financial statements included in Item 8. of this Annual Report of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

How We Manage Our Business

For internal management purposes, we refer to “core revenue,” which we calculate as total operating revenue less the revenue of divested businesses. Core revenue is used to manage and evaluate the performance of our business segments and to allocate resources because this measure provides an indication of the underlying changes in revenue in a single performance measure. Core revenue does not include reported revenue of divested businesses since they are not included in future revenue. Divested business revenue included in our financial results is as follows:

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

These divested businesses have been classified as “Divestitures” in Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. Management believes that the measure of core revenue provides valuable insight into our revenue from ongoing operations and enables investors to evaluate business performance and trends by facilitating a comparison of results of ongoing operations with past reports of financial results. During the years ended December 31, 2006 and 2005, there were no divestitures.

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

We further analyze core revenue growth before the effects of foreign exchange among two components, “organic core revenue growth” and “core revenue growth from acquisitions.” We analyze “organic core revenue growth” and “core revenue growth from acquisitions” because management believes this information provides an important insight into the underlying health of our business. Core revenue includes the revenue from acquired businesses from the date of acquisition. In addition, for the years ended December 31, 2006 and 2005, we analyze core revenue both before and after the results of our Italian real estate data business because of the distortion of comparability of results due to significant price increases in response to legislative changes and the uncertainty of other regulatory changes. Management believes this information provides an important insight into the underlying health of our business.

We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and charges” because such charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and charges are our restructuring charges, which result from a foundational element of our growth strategy that we refer to as Financial Flexibility. Through Financial Flexibility, management identifies opportunities to improve the performance of the business in terms of quality, efficiency and cost, in order to generate savings primarily to invest for growth. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on such measures and a significant percentage weight is placed upon such measures in determining whether performance objectives have been achieved. Management believes that by eliminating restructuring charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long-term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “Corporate and Other” expenses and are not allocated to our business segments. See Note 14 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for financial information regarding our segments.

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

Overview

On January 1, 2005, we began managing and reporting our operations in Canada as part of our International segment. As part of this change, our results are reported under the following two segments:

•	United States (“U.S.”); and

•	International (which consists of operations in Europe, Canada, Asia Pacific and Latin America).

The financial statements of our subsidiaries outside the U.S. and Canada reflect a fiscal year ended November 30 to facilitate timely reporting of our consolidated financial results and financial position.

Prior to January 1, 2005, we reported our business through the following segments:

•	North America (which consisted of operations in the U.S. and Canada); and

•	International (which consisted of operations in Europe, Asia Pacific and Latin America).

In accordance with GAAP, throughout this Annual Report on Form 10-K, we have reclassified prior period presentations to conform to our current segment reporting.

The following table presents the contribution by segment to core revenue and total revenue:

	For the Years Ended December 31,
	2006	2005	2004
Core Revenue:
U.S.	76%	75%	75%
International	24%	25%	25%

Total Revenue:
U.S.	76%	75%	71%
International	24%	25%	29%

The following table presents the contribution by customer solution set to core revenue and total revenue:

	For the Years Ended December 31,
	2006	2005	2004
Core Revenue:
Risk Management Solutions	64%	66%	66%
Sales & Marketing Solutions	27%	27%	28%
E-Business Solutions	6%	4%	3%
Supply Management Solutions	3%	3%	3%

Total Revenue(1):
Risk Management Solutions	64%	66%	62%
Sales & Marketing Solutions	27%	27%	26%
E-Business Solutions	6%	4%	4%
Supply Management Solutions	3%	3%	2%

(1)	Divested businesses contributed 6% of our total revenue for the year December 31, 2004. There were no divestitures during the years ended December 31, 2006 and 2005.

These customer solution sets are discussed in greater detail under the caption “Business” in Item 1. of this Annual Report of Form 10-K.

Within our Risk Management Solutions and Sales & Marketing Solutions, we monitor the performance of our “Traditional” products and our “Value-Added” products.

Risk Management Solutions

Our Traditional Risk Management Solutions generally consist of reports from our database which our customers use primarily to make decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2006	2005	2004
Risk Management Solutions Revenue	80%	81%	82%
Total Revenue	51%	53%	51%
Core Revenue	51%	53%	54%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2006	2005	2004
Risk Management Solutions Revenue	20%	19%	18%
Total Revenue	13%	13%	11%
Core Revenue	13%	13%	12%

Certain of our solutions, such as DNBi, are available on a subscription pricing basis in the U.S. and are comprised of both traditional and value-added components.

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2006	2005	2004
Sales & Marketing Solutions Revenue	43%	45%	47%
Total Revenue	12%	12%	12%
Core Revenue	12%	12%	13%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management products. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2006	2005	2004
Sales & Marketing Solutions Revenue	57%	55%	53%
Total Revenue	15%	15%	15%
Core Revenue	15%	15%	15%

Our Flexible Business Model and Restructuring

Since the launch of our Blueprint for Growth Strategy, we have implemented Financial Flexibility Programs. Financial Flexibility is an ongoing process by which we seek to reallocate our spending from low-growth or low-value activities to other activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. With each program we have incurred restructuring charges (which generally consists of employee severance and termination costs, contract terminations, asset write-offs, and/or costs to terminate lease obligations, less assumed sublease income) and transition costs (which consist of other costs necessary to accomplish the process changes such as consulting fees, costs of temporary workers, relocation costs and stay bonuses).

On January 9, 2007, we announced our 2007 Financial Flexibility Program. Our 2007 Financial Flexibility Program is designed to significantly reduce the complexity of our business. This program will create financial flexibility through several initiatives, including the following:

•

Organizational Design: this initiative is intended to improve the efficiency of how we are organized and how we operate as a business by addressing spans of control, organizational layers and the effectiveness of leadership processes;

•

Product and Technology Complexity: this initiative is intended to simplify our product and technology environment by reducing product complexity and proliferation as well as eliminating and consolidating systems and technology infrastructure;

•	Sales Force Effectiveness: this initiative is intended to improve our sales force tools, reduce the non-selling time of our sales force and enhance our new customer acquisition activities; and

•	Other Efficiency Measures: this initiative is intended to improve the operating efficiencies of our facilities, reduce our purchasing costs and simplify our data collection and product delivery.

We expect to complete all actions under the 2007 program by December 2007. On an annualized basis, these actions are expected to create $80 million to $85 million of financial flexibility, of which approximately $60 million to $65 million will be generated in 2007, before any transition costs and restructuring charges and before any reallocation of savings generated by the initiatives. To implement these initiatives, we expect to incur transition costs of approximately $13 million to $15 million. In addition, we expect to incur restructuring charges, totaling $30 million to $35 million pre-tax, of which $27 million to $32 million relate to severance, approximately $1 million relates to lease termination obligations and approximately $2 million relate to other exit costs in 2007. Approximately $42 million to $49 million of these transition costs and restructuring charges are expected to result in cash expenditures. As a result of this reengineering program, we expect that approximately 400 positions will be eliminated globally.

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

If actual results in a given period ultimately differ from previous estimates, the actual results could have a material impact on such period.

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

Pension and Postretirement Benefit Obligations

We offer substantially all of our U.S.-based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”). The U.S. Qualified Plan covers active and retired employees including retired individuals from spin-off companies (see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further discussion of spin-off companies). Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. We also maintain supplemental and excess plans in the United States (the “U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 69% and 14% of our pension obligations, respectively, at December 31, 2006. Our employees in certain of our international operations are also provided retirement benefits through defined benefit plans representing the remaining balance of our pension obligations.

In addition to providing pension benefits, we provide various health care and life insurance benefits for retirees. U.S.-based employees, who retire with 10 years of vesting service after age 45, are eligible to receive benefits. Postretirement benefit costs and obligations are determined actuarially.

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” amended by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” our pension benefit obligations and the related effects on operations are calculated using actuarial assumptions and methodologies. Other postretirement benefits (i.e., health care) are accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” amended by SFAS No. 158, and are also dependent on the application of our assumptions by outside actuaries. The key assumptions used in the measurement of the pension and postretirement obligations and net periodic pension and postretirement cost are:

•	Expected long-term rate of return on pension plan assets — which is based on a target asset allocation as well as expected returns on asset categories of plan investments;

•

Discount rate — which is used to measure the present value of pension plan obligations and postretirement health care obligations. The discount rates are derived using a yield curve approach which matches projected plan benefit payment streams with bond portfolios reflecting actual liability duration unique to our plans;

•	Rates of compensation increase and cash balance accumulation/conversion rates — which are based on an evaluation of internal plans and external market indicators; and

•	Health care cost trends — which are based on historical cost data, the near-term outlook and an assessment of likely long-term trends.

We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement benefit costs. The factor with the most immediate impact on our consolidated financial statements is a change in the expected long-term rate of return on pension plan assets for the U.S. Qualified Plan. For 2007, we will continue to use an expected long-term rate of return of 8.25%. This assumption was 8.25%, 8.50% and 8.75% in 2006, 2005 and 2004, respectively. The 8.25% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2006, the plan was 65% invested in publicly traded equity securities, 28% invested in debt securities and 7% invested in real estate investments. Every one-quarter percentage-point increase or decrease in the long-term rate of return increases or reduces our annual operating income by approximately $3.2 million by increasing or reducing our net periodic pension income.

Changes in the discount rate, rate of compensation increase and cash balance accumulation/conversion rates also have an effect on our annual operating income. Based on the factors noted above, the discount rate is adjusted at each remeasurement date while other assumptions are reviewed annually. For our U.S. plans and Postretirement Benefit Plan, every one-quarter-percentage-point increase or decrease in the discount rate reduces or increases our pension cost and postretirement cost by approximately $4.6 million and $0.1 million, respectively. As of December 31, 2006, for all of our U.S. pension plans and our Postretirement Benefit Plan, we increased the discount rate to 5.84% and 5.64% from 5.50% and 5.30% used at December 31, 2005, respectively.

Differences between the assumptions stated above and actual experience could affect our pension and other postretirement benefit costs. When actual plan experience differs from the assumptions used, actuarial gains or losses arise in accordance with SFAS No. 87 and SFAS No. 106, as amended by SFAS No. 158. These gains and losses are aggregated and amortized generally over the average future service periods of employees to the extent that such gains or losses exceed a “corridor” as defined in SFAS No. 87. The purpose of the corridor is to reduce the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-plan basis. For all of our pension plans, total actuarial losses that have not been recognized in our pension costs as of December 31, 2006 and 2005 were $503.8 million and $597.0 million, respectively, of which $274.5 million and $392.7 million, respectively, were attributable to the U.S. Qualified Plan, $98.1 million and $114.0 million, respectively, were attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. (See discussion in Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.) We expect to recognize a portion of such losses in our 2007 net periodic pension cost of approximately $17.6 million, $5.7 million and $3.7 million, for the U.S. Qualified Plan, U.S. Non-Qualified Plans and non-U.S. plans, respectively, compared to $22.4 million, $6.8 million and $2.3 million, respectively, in 2006. The lower amortization of actuarial loss in 2007 of $4.8 million and $1.1 million related to the U.S. Qualified Plan and the U.S. Non-Qualified Plans, respectively, which will be included in our pension cost in 2007, is primarily due to lower amortization of unrecognized actuarial losses exceeding the corridor threshold under SFAS No. 87 at January 1, 2007, primarily resulting from a higher discount rate and better 2006 plan asset performance. The higher amortization of actuarial loss of $1.4 million in 2007 related to our non-U.S. plans is primarily due to higher amortization of unrecognized actuarial losses as a result of adopting new mortality tables and a lower discount rate at January 1, 2007.

Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. We recorded net periodic cost for our pension plans of $27.0 million and $13.3 million for the years ended December 31, 2006 and 2005, respectively, and net periodic pension income of $11.7 million for 2004. A major component of the net periodic pension cost is the expected return on plan assets, which was $113.5 million, $119.2 million and $126.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. For the years ended December 31, 2006, 2005 and 2004, we recorded investment gains of $175.5 million, $112.6 million and $128.0 million, respectively, in our pension plans, of which $157.1 million, $90.2 million and $116.2 million, respectively, were attributable to the U.S. Qualified Plan and $18.4 million, $22.4 million and $11.8 million, respectively, were attributable to the non-U.S. plans. At January 1, 2007, the market-related value of plan assets of our U.S. Qualified Plan and the non-U.S. plans was $1,296.0 million and $171.3 million, respectively, compared with the fair value of its plan assets of $1,349.5 million and $185.2 million, respectively.

Changes in the funded status of our pension plans could result in fluctuation in our shareholders’ equity. We adopted SFAS No. 158 as of December 31, 2006 and we are required to recognize the funded status of our benefit plans as a liability or an asset, on a plan-by-plan basis, with an offsetting adjustment to “Accumulated Other Comprehensive Income,” or “AOCI,” in shareholders’ equity, net of tax. Accordingly, the amounts recognized in equity represent unrecognized gains/losses and prior service costs. We recognized charges of $182.7 million, net of applicable deferred taxes, to our shareholders’ equity in connection with the adoption of SFAS No. 158. Subsequent to the adoption of SFAS No. 158, the previously unrecognized actuarial gains and losses and prior service costs included in the shareholders’ equity would be amortized out of equity based on an actuarial calculation each period. Gains and losses and prior service costs that arise during the year will be recognized as a component of AOCI.

A change in the discount rate assumption could result in a change in the funded status of our benefit plans by changing the amount of the benefit obligation. For the U.S. Qualified Plan, every one-quarter percentage-point increase or decrease in the discount rate reduces or increases our projected benefit obligation by approximately $40.9 million. For the U.S. Non-Qualified Plans, every one-quarter percentage-point increase or decrease in the discount rate reduces or increases our projected benefit obligation by approximately $7.6 million.

For information on pension and postretirement benefit plan contribution requirements, please see “Future Liquidity—Sources and Uses of Funds—Pension Plan and Postretirement Benefit Plan Contribution Requirements.” See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for more information regarding costs of, and assumptions for, our pension and postretirement benefit obligations and costs.

Stock-Based Compensation

Our stock-based compensation programs are described more fully in Note 11 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. On January 1, 2006, we adopted SFAS No. 123 (revised 2004) “Share-Based Payments,” or “SFAS No. 123R,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, or “APB No. 25,” using the Modified Prospective method.

Under the Modified Prospective method, compensation cost associated with the stock option programs recognized for the year ended December 31, 2006 includes (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for stock options granted subsequent to January 1, 2006, based on the grant-date fair value under SFAS No. 123R. SFAS No. 123R also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reductions in expense as they occur. As a result, we have adjusted for this cumulative effect and recognized a pre-tax reduction in stock-based compensation of $0.5 million related to our restricted stock and restricted stock unit programs during the first quarter of 2006. As required under the Modified Prospective method, results for prior periods have not been restated.

Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations in accounting for our plans. Accordingly, no compensation cost was recognized for grants under the stock option programs and Employee Stock Purchase Plan (“ESPP”) prior to January 1, 2006.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on the historical volatility rate of our common stock. Beginning in 2006, the expected term was determined using the simplified method for estimating the expected option life, as prescribed under Staff Accounting Bulletin or “SAB” No. 107, “Share-Based Payments,” or “SAB No. 107.” Prior to 2006, the expected term was estimated using historical patterns and management’s judgment. The risk-free interest rate for the corresponding expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. We estimate the amount of stock-based awards expected to be forfeited prior to vesting. For stock options granted prior to SFAS No. 123R, the compensation expense is recognized on a straight-line basis over the vesting period. For stock options granted after the adoption of SFAS No. 123R, the compensation expense is recognized on a straight-line basis over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our share-based compensation expense, operating income, net income and earnings per share.

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

We also have fixed price subscription contracts for customers that allow those customers unlimited use within predefined ranges, subject to certain conditions. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year.

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

For E-Business Solutions, which consists of Hoover’s, Inc., we provide subscription solutions that provide continuous access to our business information databases. Revenue is recognized ratably over the term of the contract, which is generally one year. Any additional solutions purchased are recognized once they are delivered to the customer.

Amounts billed in advance are recorded as a liability on the balance sheet as deferred revenue and are recognized as the services are performed.

Recently Issued Accounting Standards

See Note 2 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for disclosure of the impact that recently issued accounting standards may have on our audited consolidated financial statements.

Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. They should be read in conjunction with the consolidated financial statements and related footnotes set forth in Item 8. of this Annual Report on Form 10-K, which have been prepared in accordance with GAAP.

Consolidated Revenue

The following table presents our revenue by segment:

	For the Years Ended December 31,
	2006	2005	2004
	(Amounts in millions)
Revenue:
U.S. .	$1,164.2	$1,087.8	$1,004.9
International	367.1	355.8	329.6

Core Revenue	1,531.3	1,443.6	1,334.5
Divested Businesses	—	—	79.5

Total Revenue	$1,531.3	$1,443.6	$1,414.0

The following table presents our revenue by customer solution set:

	For the Years Ended December 31,
	2006	2005	2004
	(Amounts in millions)
Revenue:
Risk Management Solutions	$985.5	$953.2	$882.0
Sales & Marketing Solutions	412.2	382.8	368.2
E-Business Solutions	88.7	70.0	50.0
Supply Management Solutions	44.9	37.6	34.3

Core Revenue	1,531.3	1,443.6	1,334.5
Divested Businesses	—	—	79.5

Total Revenue	$1,531.3	$1,443.6	$1,414.0

Year ended December 31, 2006 vs. Year ended December 31, 2005

Total revenue increased $87.7 million, or 6% (both before and after the effect of foreign exchange), for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase was driven by an increase in total U.S. revenue of $76.4 million, or 7%, and an increase in total International revenue of $11.3 million, or 3% (both before and after the effect of foreign exchange).

This $87.7 million increase is primarily attributed to:

•

Growth in our Risk Management Solutions in the U.S. primarily related to growth in each of our subscription plans for Preferred Pricing Agreement and for Preferred Pricing Agreement with DNBi, from existing customers willing to increase the level of business they do with us;

•	Increased demand from our existing customer base in our Sales & Marketing Solutions;

•	Growth in our E-Business Solutions, representing the results of Hoover’s, Inc. The increase was primarily due to continued growth in subscription revenue; and

•

Growth in our Supply Management Solutions, primarily in the U.S., due to new customers and includes eleven percentage points of growth as a result of the acquisition of Open Ratings in the first quarter of 2006;

partially offset by:

•	A decline in our Italian real estate data business (see our International Overview for further discussion); and

•	A decline in revenue resulting from an expiration of both a five-year licensing arrangement and an outsourcing arrangement with Receivable Management Services, Inc., in April 2006.

Customer Solution Set

On a customer solution set basis, the $87.7 million increase in total revenue reflects:

•

A $32.3 million, or 3%, increase in Risk Management Solutions (both before and after the effect of foreign exchange). The increase was driven by growth in the U.S. of $29.0 million, or 4%, and growth in International of $3.3 million, or 1% (both before and after the effect of foreign exchange);

•

A $29.4 million, or 8%, increase in Sales & Marketing Solutions (both before and after the effect of foreign exchange). The increase was driven by growth in the U.S. of $24.3 million, or 7%, and an increase in International of $5.1 million, or 10% (both before and after the effect of foreign exchange);

•

A $18.7 million, or 27%, increase in E-Business Solutions (both before and after the effect of foreign exchange). The increase was driven by growth in the U.S. of $16.0 million, or 24%, and growth in International of $2.7 million, or 97% (96% increase before the effect of foreign exchange); and

•

A $7.3 million, or 19%, increase in Supply Management Solutions (20% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $7.1 million, or 21%, and an increase in International of $0.2 million, or 3% (4% increase before the effect of foreign exchange).

Year ended December 31, 2005 vs. Year ended December 31, 2004

Total revenue increased $29.6 million, or 2% (1% increase before the effect of foreign exchange), for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase in total revenue was primarily driven by an increase in total U.S. revenue of $82.9 million, or 8%, partially offset by a decrease in total International revenue of $53.3 million, or 13% (15% decrease before the effect of foreign exchange).

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

•	An increase in our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit;

partially offset by:

•	Our having divested certain businesses in 2004, which accounted for $79.5 million of revenue for the year ended December 31, 2004; and

•	A decrease in revenue from our United Kingdom (“UK”) market.

Core revenue, which reflects total revenue less revenue from divested businesses, increased $109.1 million, or 8% (both before and after the effect of foreign exchange), for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

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

•

A $14.6 million, or 4%, increase in Sales & Marketing Solutions (both before and after the effect of foreign exchange). The increase was driven by growth in the U.S. of $19.2 million, or 6%, partially offset by a decrease in International of $4.6 million, or 8% (9% decrease before the effect of foreign exchange);

•

A $20.0 million, or 40%, increase in E-Business Solutions (both before and after the effect of foreign exchange). The increase was driven by growth in the U.S. of $17.3 million, or 35%, and growth in International of $2.7 million. We first began offering our Hoover’s solution to customers in Europe in the fourth quarter of 2004; and

•

A $3.3 million, or 10%, increase in Supply Management Solutions (9% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $3.7 million, or 13%, partially offset by a decrease in International of $0.4 million, or 11% (12% decrease before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income:

	For the Years Ended December 31,
	2006	2005	2004
	(Amounts in millions)
Operating Expenses	$451.1	$412.0	$403.9
Selling and Administrative Expenses	619.0	600.8	612.0
Depreciation and Amortization	33.3	36.1	47.3
Restructuring Charge	25.5	30.7	32.0

Operating Costs	$1,128.9	$1,079.6	$1,095.2

Operating Income	$402.4	$364.0	$318.8

As described above in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Manage Our Business,” when we evaluate the performance of our business as a whole, we focus on our operating income (and, therefore, operating costs) before non-core gains and charges, because we do not view these items as reflecting our underlying business operations. We have identified under the caption “Non-Core Gains and (Charges)” below, such non-core gains and charges that are included in our GAAP results.

Operating Expenses

Operating expenses increased by $39.1 million, or 10%, for the year ended December 31, 2006 as compared to December 31, 2005. The increase was primarily due to the following:

•

Costs associated with revenue generating investments in connection with our strategy, such as Acxiom (which will significantly increase the speed, data processing capacity and matching capabilities we provide our U.S. sales and marketing customers), and our DUNSRight quality process and investments in DNBi, our interactive, web-based subscription service;

•	Higher pension costs and lower postretirement benefit income (see section titled pension and postretirement for further discussion);

•	Increased costs associated with the acquisition of Open Ratings in the first quarter of 2006; and

•	The effect of the adoption of SFAS No. 123R (see section titled stock-based compensation for further discussion);

partially offset by:

•

An accrual reversal in our Italian real estate data business, which we recognized in the fourth quarter of 2006. The accrual reversal was the result of the successes in challenging the validity of certain tax increases and related legislative developments impacting the cost of our data acquisition from the Italian government (see section titled International Overview for further discussion);

•	Savings from our continuous process of reengineering; and

•	The impact of foreign exchange.

Operating expenses increased by $8.1 million, or 2%, for the year ended December 31, 2005 as compared to December 31, 2004. The increase was primarily due to the following:

•	Certain tax legislation in Italy which had increased the operating costs of our Italian real estate data business in 2005;

•	Investments in our DUNSRight quality process; and

•	The impact of foreign exchange;

partially offset by:

•	Reduced costs as a result of the sale of our divested businesses to strategic partners in 2004 as part of our international market leadership strategy; and

•	Improved efficiency and a reduction in the number of employees as a result of our continuous process of reengineering.

Selling and Administrative Expenses

Selling and administrative expenses increased $18.2 million, or 3%, for the year ended December 31, 2006 as compared to December 31, 2005. The increase was primarily due to the following:

•	Additional costs related to revenue generating investments as well as additional variable costs (such as commissions) incurred as a result of increased revenues;

•	Higher pension costs and lower postretirement benefit income (see section titled pension and postretirement for further discussion); and

•	The effect of the adoption of SFAS No. 123R (see section titled stock-based compensation for further discussion);

partially offset by:

•	Savings from our continuous process of reengineering;

•

Increased costs in 2005 related to the investigation and final resolution of the dispute on the sale of our French business with no comparable costs in 2006 and lower legal costs generally in 2006; and

•	The impact of foreign exchange.

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

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension and Postretirement

We had a net pension cost of $27.0 million and $13.3 million for the years ended December 31, 2006 and 2005, respectively, and net pension income of $11.7 million for the year ended December 31, 2004, for our pension plans globally. The increase in pension cost or decrease in pension income from 2004 through 2006 was primarily due to increased actuarial loss amortizations included in annual expense as required by SFAS No. 87. Actuarial loss amortizations included in annual pension expense for all global plans were $31.5 million, $25.2 million and $11.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, of which $29.2 million, $23.3 million and $8.2 million were attributable to our U.S. plans. The losses subject to amortization are primarily the result of asset losses from 2000 through 2002, and the impact of lower discount rates. Additionally, a decrease in the long-term rate of return assumption for our U.S. Qualified Plan also contributed to the increase in expense during the period. The long-term rate of return assumption was 8.25%, 8.50% and 8.75% for the years ended December 31, 2006, 2005 and 2004, respectively. The discount rate used to measure the pension costs for our U.S. plans for the years ended December 31, 2006, 2005 and 2004 was 5.50%, 5.65% and 6.00%, respectively.

We expect that the net pension cost in 2007 will be approximately $23.4 million for all of our global pension plans. The decrease in pension cost from 2006 to 2007 is primarily driven by a thirty four basis points increase in the discount rate applied to our U.S. plans at January 1, 2007 and lower actuarial loss amortization included in 2007.

We had postretirement benefit income of $3.5 million, $5.7 million and $3.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Lower postretirement benefit income for the year ended December 31, 2006 compared with the year ended December 31, 2005, was primarily due to lower negative prior service cost amortizations recognized in 2006 postretirement benefit income because of accelerated recognition of prior service cost as a one-time curtailment gain in 2005 associated with the 2004 and 2005 Financial Flexibility Programs. The curtailment gain is included within “Restructuring Charges.” The increase in postretirement benefit income from the year ended December 31, 2004 to the year ended December 31, 2005, was primarily due to the savings from the Medicare Reform Act which was implemented in the third quarter of 2004 versus a full-year impact in 2005, as well as an actuarial gain from the 2005 plan valuation.

We expect postretirement benefit income will be approximately $3.6 million in 2007.

We consider net pension cost and postretirement benefit income to be part of our compensation costs, and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs. See the discussion of “Our Critical Accounting Policies and Estimates — Pension and Postretirement Benefit Obligations,” above, and Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R, which required us to recognize stock-based compensation for our stock option programs and ESPP. We have selected the modified prospective method and, therefore, prior periods have not been restated. Prior to January 1, 2006, we applied APB No. 25 and related interpretations in accounting for our stock option programs. Accordingly, no compensation cost was recognized for grants under the stock option programs or the ESPP.

For the years ended December 31, 2006 and 2005, we recognized stock–based compensation expense of $20.8 million and $11.9 million, respectively. For the year ended December 31, 2006, our total compensation expense was comprised of $12.7 million of stock option expense, $0.1 million of stock appreciation rights expense, $0.9 million of ESPP expense and $7.1 million (net of $0.5 million related to the accumulated effect of forfeiture assumptions) of restricted stock, restricted stock units and restricted stock opportunity expense.

The restricted stock, restricted stock units and restricted stock opportunity expense for the year ended December 31, 2006 was $7.1 million (net of $0.5 million related to the accumulated effect of forfeiture assumptions) as compared to $11.8 million for the year ended December 31, 2005. The decrease was due to higher expense reversal as a result of higher forfeitures activity related to unvested shares, as well as lower restricted stock opportunities awarded to employees in 2006 versus 2005. In addition, the lower expense was further reduced by the forfeiture assumption required by SFAS No. 123R, including a cumulative effective adjustment (to reflect adjustments to previously recognized compensation expense for awards outstanding at the adoption date of SFAS No. 123R that we do not expect to vest).

We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization decreased $2.8 million, or 8%, for the year ended December 31, 2006 as compared to December 31, 2005. This decrease was primarily driven by the reduced capital requirements in our business in prior years, which has more recently been partially offset by increased costs in revenue generating investments as well as capital costs for newly leased facilities.

Depreciation and amortization decreased $11.2 million, or 24%, for the year ended December 31, 2005 as compared to December 31, 2004. This decrease was primarily driven by changes in our business model in prior years, which enabled us to reduce the capital requirements of our business through our continuous process of reengineering, leveraging strategic partners in key markets and outsourcing capital intensive activities.

Restructuring Charge

During the year ended December 31, 2006, we recorded a $23.4 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”), a $2.4 million net restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”) and a $0.3 million net restructuring curtailment gain in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The components of these charges and gains included:

•

Severance and termination costs of $13.0 million associated with approximately 175 employees related to the 2006 Financial Flexibility Program and $2.1 million associated with approximately 25 employees related to the 2005 Financial Flexibility Program. During the year ended December 31, 2006, approximately 200 positions and 25 positions were eliminated in conjunction with our 2006 Financial Flexibility Program and 2005 Financial Flexibility Program, respectively;

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

At December 31, 2006, all actions under these programs were substantially completed.

During the year ended December 31, 2005, we recorded a $30.8 million restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.1 million net restructuring gain in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•

Severance and termination costs of $23.3 million associated with approximately 425 employees related to the 2005 Financial Flexibility Program and $5.7 million associated with approximately 310 employees related to the 2004 Financial Flexibility Program. During the year ended December 31, 2005, approximately 370 positions and 340 positions were terminated in conjunction with our 2005 Financial Flexibility Program and 2004 Financial Flexibility Program, respectively;

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $4.7 related to the 2005 Financial Flexibility Program;

•

Curtailment charges of $3.1 million related to our pension plans and an immediate reduction to ongoing pension income of $3.4 million related to the U.S. Qualified Plan resulting from employee actions for the 2005 Financial Flexibility Program. In accordance with SFAS No. 87 and SFAS No. 88, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations and the pension plan was required to be re-measured which reduced our periodic pension income; and

•

Curtailment gains of $3.7 million and $5.8 million related to the U.S. postretirement benefit plan resulting from employee actions for the 2005 Financial Flexibility Program and the 2004 Financial Flexibility Program, respectively. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

During the year ended December 31, 2004, we recorded $32.0 million of restructuring charges in connection with the 2004 Financial Flexibility Program. The components of the restructuring charges included:

•	Severance and termination costs of $28.4 million associated with approximately 900 employees;

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.1 million;

•	Curtailment charges (in accordance with SFAS No. 87 and SFAS No. 88) of $0.9 million and an immediate reduction to ongoing pension income of $3.3 million related to our pension plans; and

•	Gain (in accordance with SFAS No. 106) of $3.7 million related to the U.S. postretirement benefit plan.

In October 2004, as part of the 2004 Financial Flexibility Program, we entered into an agreement with International Business Machines Corporation (“IBM”) to outsource certain portions of our data acquisition and delivery, customer service, and financial processes. Under the terms of the agreement, approximately 220 employees who primarily performed certain customer service functions in the United States, Canada, the United Kingdom and the Netherlands were transitioned to IBM. We made total payments of approximately $1.8 million to IBM as full satisfaction of any of our existing liabilities for future severance benefits related to the transitioned employees. The severance benefits for the employees who transitioned to IBM are included in the restructuring charges for the years ended December 31, 2005 and 2004.

During the year ended December 31, 2004, approximately 650 employees (including 220 employees who transitioned to IBM as part of the outsourcing agreement discussed above) were terminated in connection with the 2004 Financial Flexibility Program. During the year ended December 31, 2005, approximately 310 employees were terminated in connection with the 2004 Financial Flexibility Program which resulted in 960 employees terminated for this program in total.

As of December 31, 2006, we have eliminated approximately 5,100 positions which included 350 open positions, and approximately 4,750 employees (via attrition and termination) under our Financial Flexibility Programs. These figures include the 220 employees who were transitioned to IBM as part of the 2004 Financial Flexibility Program and approximately 400 employees who were transitioned to Computer Sciences Corporation (“CSC”) as part of the Financial Flexibility Program announced in February 2002. Under the terms of the CSC agreement, we outsourced certain technology functions in which approximately 400 of our employees who performed data center operations, technology help desk and network management functions in the U.S. and in the UK were transitioned to CSC.

Interest Income (Expense)—Net

The following table presents our “Interest Income (Expense) — Net:”

	For the Years Ended December 31,
	2006	2005	2004
	(Amounts in millions)
Interest Income	$7.3	$10.6	$8.4
Interest Expense	(20.3)	(21.1)	(18.9)

Interest Income (Expense) — Net	$(13.0)	$(10.5)	$(10.5)

Interest income decreased $3.3 million, or 31%, for the year ended December 31, 2006 as compared to December 31, 2005, primarily due to fewer interest-bearing investments during the year ended December 31, 2006, partially offset by higher interest rates. Interest income increased $2.2 million, or 26%, for the year ended December 31, 2005 as compared to December 31, 2004, primarily due to higher investment balances in marketable securities, as well as higher interest rates.

Interest expense decreased by $0.8 million, or 4%, for the year ended December 31, 2006 as compared to December 31, 2005, primarily due to lower interest rates associated with our $300 million fixed-rate notes that we issued in March 2006 compared to higher interest rates associated with our $300 million fixed-rate notes that matured in March 2006 (see Note 6 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), partially offset by higher outstanding borrowings on our credit facility during 2006. Interest expense increased by $2.2 million, or 11%, for the year ended December 31, 2005 as compared to December 31, 2004, primarily due to higher interest rates.

Other Income (Expense) — Net

The following table presents the components of “Other Income (Expense) — Net:”

	For the Years Ended December 31,
	2006	2005	2004
	(Amounts in millions)
Miscellaneous Other Income (Expense) — Net(a)	$(0.5)	$—	$1.0
Gain on Sales of Businesses(b)	—	—	30.3
Gain on the Sales of Investments(c)	—	3.5	1.2
Final Resolution of All Disputes on the Sale of our French Business(d)	—	(3.7)	—
Lower Costs Related to the Sale of the Iberian Business(e)	—	0.8	—

Other Income (Expense) — Net	$(0.5)	$0.6	$32.5

(a)	“Miscellaneous Other Income (Expense) — Net” decreased for the year ended December 31, 2006 as compared to December 31, 2005, primarily due to increased foreign currency transaction losses partially offset by lower bank fees. “Miscellaneous Other Income (Expense)—Net” decreased for the year ended December 31, 2005 as compared to December 31, 2004, primarily due to lower foreign currency transaction gains partially offset by lower bank fees.
(b)	During the year ended December 31, 2004, we sold the following businesses and recognized the following non-operating gains:

•	Our operation in France during the fourth quarter, resulting in a pre-tax gain of $12.9 million;

•	Our operations in Iberia (Spain and Portugal) during the fourth quarter, resulting in a pre-tax gain of $0.1 million;

•	Our operations in Central Europe (Germany, Austria, Switzerland, Poland, Hungary and the Czech Republic) during the second quarter, resulting in a pre-tax gain of $5.6 million;

•	Our operations in the Nordic region (Sweden, Denmark, Norway and Finland) during the first quarter, resulting in a pre-tax gain of $7.9 million; and

•	Our operation in India and Distribution Channels in Pakistan and the Middle East during the first quarter, resulting in a pre-tax gain of $3.8 million.
(c)	During the year ended December 31, 2005, we sold a 5% investment in a South African company for a pre-tax gain of $3.5 million. During the year ended December 31, 2004, we sold an investment in the U.S. for a pre-tax gain of $1.2 million.
(d)	During the year ended December 31, 2005, we recorded a $3.7 million charge, related to the final resolution of all disputes on the sale of our French business.
(e)	During the year ended December 31, 2005, we recorded a reversal of $0.8 million of costs as a result of lower than expected costs related to the sale of our Iberian business.

Provision for Income Taxes

For each of the years ended December 31, 2006 and 2005, our effective tax rate was 37.8%. The effective tax rate for 2006, as compared to 2005, was positively impacted by 1.3 points for decreased interest expense on income tax reserves and by 0.6 points for lower state income taxes. The effective tax rate for the year ended December 31, 2005 had been positively impacted by 4.5 points for foreign income taxes primarily related to the liquidation of dormant international entities that remained after the sale of our divested businesses in the Nordic region and Iberia and was negatively impacted by 2.6 points for the tax associated with the repatriation of foreign cash in connection with the adoption of Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, or (“FSP”) No. FAS 109-2. See Note 2 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10K.

For the year ended December 31, 2005, our effective tax rate was 37.8% as compared to 37.9% for the year ended December 31, 2004. The effective tax rate for 2005, as compared to 2004, was positively impacted by 4.5 points for foreign income taxes primarily related to the liquidation of dormant International entities that remained after the sale of our divested businesses in the Nordic region (Sweden, Denmark, Norway and Finland) and Iberia, by 0.7 points for interest expense on tax reserves, and by 0.1 points for global tax initiatives and was negatively impacted by 2.6 points for the tax associated with the repatriation of foreign cash in connection with the adoption of FSP No. FAS 109-2, (see Note 2 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), by 0.8 points resulting from the non-deductibility in some countries of certain items included within the restructuring charges and by 1.0 point for state and local income taxes. The effective tax rate for the year ended December 31, 2004 had been positively impacted by 0.8 points related to research and development tax credits.

Minority Interest Income (Expense)

For the year ended December 31, 2006, we recorded minority interest expense of $1.8 million. Minority interest represents the minority owner’s share of net income of our majority-owned Italian real estate data company, RIBES, S.p.A.

Equity in Net Income of Affiliates

We recorded $0.4 million, $0.7 million and $0.2 million as Equity in Net Income of Affiliates for the years ended December 31, 2006, 2005 and 2004, respectively.

Earnings Per Share

We reported the following earnings per share (“EPS”):

	For the Years Ended December 31,
	2006	2005	2004
Basic Earnings Per Share	$3.81	$3.31	$3.01

Diluted Earnings Per Share	$3.70	$3.19	$2.90

For the year ended December 31, 2006, basic EPS increased 15%, compared with the year ended December 31, 2005, due to a 9% increase in net income and a 5% reduction in the weighted average number of basic shares outstanding as a result of our share repurchase programs. For the year ended December 31, 2006, diluted EPS increased 16%, compared with the year ended December 31, 2005, due to a 9% increase in net income and a 6% reduction in the weighted average number of diluted shares outstanding as a result of our share repurchase programs. For the year ended December 31, 2006, we repurchased 5.1 million shares of common stock for $375.0 million under our Board of Directors approved share repurchase programs. In addition, basic and diluted EPS were impacted by our repurchases of 3.8 million shares of common stock for $287.7 million under our Board of Directors approved share repurchase programs to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

For the year ended December 31, 2005, basic EPS and diluted EPS increased 10%, compared with the year ended December 31, 2004, primarily due to a 4% increase in net income and a 5% reduction in the weighted average number of basic shares and diluted shares outstanding as a result of our share repurchase programs. For the year ended December 31, 2005, we repurchased 3.2 million shares of common stock for $200.0 million under our Board of Directors approved share repurchase programs. In addition, basic and diluted EPS were impacted by our repurchases of 1.5 million shares of common stock for $95.6 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP (see “Liquidity and Financial Position—Cash Used in Financing Activities”).

Non-Core Gains and (Charges)

For internal management purposes, we treat certain gains and charges that are included in “Consolidated Operating Costs,” “Other Income (Expense)—Net” and “Provision for Income Taxes” as non-core gains and charges. These non-core gains and charges are summarized in the table below. We exclude non-core gains and charges when evaluating our financial performance because we do not consider these items to reflect our underlying business performance.

	For the Years Ended December 31,
	2006	2005	2004
	(Amounts in millions)
Non-Core gains and (charges) included in Consolidated Operating Costs:
Restructuring charges related to our Financial Flexibility Programs	$(25.5)	$(30.7)	$(32.0)
Final resolution of all disputes on the sale of our French business	$—	$(0.4)	$—
Non-Core gains and (charges) included in Other Income (Expense)—Net:
Gain on sale of an investment in a South African Company	$—	$3.5	$—
Final resolution of all disputes on the sale of our French business	$—	$(3.7)	$—
Lower costs related to the sale of Iberia (Spain and Portugal)	$—	$0.8	$—
Gains on sales of operations in the Nordic region, Central Europe, Iberia, France and India, and Distribution Channels in Pakistan and the Middle East	$—	$—	$30.3
Non-Core gains and (charges) included in Provision for Income Taxes:
Increase in Legacy Tax Reserve for “Utilization of Capital Losses—1989–1990”	$—	$—	$(4.5)
Tax charge related to our repatriation of foreign cash	$—	$(9.3)	$—
Charge/Increase in Legacy Tax Reserve for “Royalty Expense Deductions 1993–1997”	$(0.8)	$(6.3)	$—
Tax Benefits recognized upon the liquidation of dormant International entities	$—	$16.3	$—
Restructuring charges related to our Financial Flexibility Programs	$8.6	$8.1	$11.2
Gain on sale of an investment in a South African Company	$—	$(1.5)	$—
Final resolution of all disputes on the sale of our French business	$—	$1.5	$—
Tax Legacy Refund for “Utilization of Capital Losses—1989–1990”	$—	$0.9	$—
Gains on sales of operations in the Nordic region, Central Europe, Iberia, France and India, and Distribution Channels in Pakistan and the Middle East	$—	$—	$(10.9)

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

U.S.

U.S. is our largest segment, representing 76%, 75% and 71% of our total revenue for the years ending December 31, 2006, 2005 and 2004, respectively, and 76%, 75% and 75% of our core revenue for the years ending December 31, 2006, 2005 and 2004, respectively.

There were no divestitures within this segment during the years ended December 31, 2006, 2005 and 2004. The following table presents our core revenue by customer solution set and U.S. operating income.

	For the Years Ended December 31,
	2006	2005	2004
	(Amounts in millions)
Revenue:
Risk Management Solutions	$684.7	$655.7	$613.0
Sales & Marketing Solutions	355.8	331.5	312.3
E-Business Solutions	83.2	67.2	49.9
Supply Management Solutions	40.5	33.4	29.7

Core U.S. Revenue	$1,164.2	$1,087.8	$1,004.9

Operating Income	$425.8	$405.5	$354.9

Year ended December 31, 2006 vs. Year ended December 31, 2005

U.S. Overview

U.S. total and core revenue increased $76.4 million, or 7%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase is due to increased revenue in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $76.4 million increase in core revenue for the year ended December 31, 2006 as compared to the year ended December 31, 2005 reflects:

Risk Management Solutions

•	A $29.0 million, or 4%, increase in Risk Management Solutions.

For the year ended December 31, 2006, Traditional Risk Management Solutions, which accounted for 76% of total U.S. Risk Management Solutions, increased 4%. There were two main drivers of this growth:

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

For the year ended December 31, 2006, Value-Added Risk Management Solutions, which accounted for 24% of total U.S. Risk Management Solutions, increased 7%. The primary drivers of this growth were:

•	New customer acquisitions and higher purchases from our existing customers;

partially offset by:

•	A decline in revenue as a result of an expiration in April 2006 of a five-year arrangement entered into in connection with the five-year licensing arrangement referenced above; and

•	A shift in product mix to some of our newer value-added products where a larger portion of revenue is recognized over the term of the contract versus up-front, at signing.

We believe that we will continue to experience a greater percentage of sales on new solutions where revenue will be recognized in subsequent quarters. As a result, we believe that quarterly revenue will continue to be positively impacted by the recognition of deferred revenue from prior quarter sales, offset by the deferral of current sales revenue into subsequent periods.

Sales & Marketing Solutions

•	A $24.3 million, or 7%, increase in Sales & Marketing Solutions.

For the year ended December 31, 2006, Traditional Sales & Marketing Solutions, which accounted for 41% of total U.S. Sales & Marketing Solutions, increased 3%. The increase was primarily driven by new customer acquisitions and increased demand from our existing customer base.

For the year ended December 31, 2006, Value-Added Sales & Marketing Solutions, which accounted for 59% of total U.S. Sales & Marketing Solutions, increased 11%. The increase was primarily driven by increased demand from our existing customer base.

E-Business Solutions

•

A $16.0 million, or 24%, increase in E-Business Solutions, representing the results of Hoover’s, Inc. The increase was primarily due to continued growth in subscription revenue and increased advertising sales.

Supply Management Solutions

•	A $7.1 million, or 21%, increase in Supply Management Solutions, on a small base, due to new customers and includes twelve points of percentage growth associated with our Open Ratings acquisition.

Operating Income

U.S. operating income for the year ended December 31, 2006 was $425.8 million, as compared to $405.5 million for the year ended December 31, 2005, an increase of $20.3 million, or 5%. The increase in operating income was primarily attributed to an increase in U.S. revenue for the year ended December 31, 2006, and savings from our continuous process of reengineering partially offset by costs associated with our revenue generating investments such as Acxiom (which will significantly increase the speed, data processing capacity and matching capabilities we provide our U.S. sales and marketing customers), higher pension costs and lower postretirement benefit income, the effect of the adoption of SFAS No. 123R, the impact of increased costs associated with data purchases from our international partners and increased costs associated with the acquisition of Open Ratings in the first quarter of 2006.

Year ended December 31, 2005 vs. Year ended December 31, 2004

U.S. Overview

U.S. total and core revenue increased $82.9 million, or 8%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase is due to increased revenue in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solutions set basis, the $82.9 million increase in core revenue for the year ended December 31, 2005 as compared to the year ended December 31, 2004, reflects:

Risk Management Solutions

•	A $42.7 million, or 7%, increase in Risk Management Solutions.

For the year ended December 31, 2005, Traditional Risk Management Solutions, which accounted for 77% of total U.S. Risk Management Solutions, increased 5%. There were two main drivers of this growth:

•

The continued growth in our subscription plan for existing customers who are willing to increase the level of business they do with us. The subscription plan provides our customers unlimited use of our Risk Management reports and data, within pre-defined ranges, provided such customers commit to an increased level of spend from their historical levels; and

•	Our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit.

For the year ended December 31, 2005, Value-Added Risk Management Solutions, which accounted for 23% of total U.S. Risk Management Solutions, increased 15%. The increase was primarily attributable to higher renewal rates on software, and the sale of customized solutions and services that meet our customers’ needs.

Sales & Marketing Solutions

•	A $19.2 million, or 6%, increase in Sales & Marketing Solutions.

For the year ended December 31, 2005, Traditional Sales & Marketing Solutions, which accounted for 43% of total U.S. Sales & Marketing Solutions, increased 7%. The increase was primarily driven by growth in our third party channels.

For the year ended December 31, 2005, Value-Added Sales & Marketing Solutions, which accounted for 57% of total U.S. Sales & Marketing Solutions, increased by 6%. The increase was primarily driven by new business acquisition and retained business in our existing customer base.

E-Business Solutions

•

A $17.3 million, or 35%, increase in E-Business Solutions, representing the results of Hoover’s, Inc. The increase was primarily due to continued growth in subscription revenue and increased advertising sales.

Supply Management Solutions

•	A $3.7 million, or 13%, increase in Supply Management Solutions due to an increase in acquisition of new customers and increased value of our customer contract renewals.

Operating Income

U.S. operating income for the year ended December 31, 2005 was $405.5 million, as compared to $354.9 million for the year ended December 31, 2004, an increase of $50.6 million, or 14%. The increase in operating income was due to an 8% increase in U.S. revenue for the year ended December 31, 2005, and the benefits of our continuous process of reengineering efforts, partially offset by related investments made to drive revenue growth.

International

International represented 24%, 25% and 29% of our total revenue for the three years ending December 31, 2006, 2005 and 2004, respectively, and 24%, 25% and 25% of our core revenue for the three years ending December 31, 2006, 2005 and 2004, respectively. The following table presents our International revenue by customer solution set and International operating income. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set and operating income.

	For the Years Ended December 31,
	2006	2005	2004
	(Amounts in millions)
Revenue:
Risk Management Solutions	$300.8	$297.5	$269.0
Sales & Marketing Solutions	56.4	51.3	55.9
E-Business Solutions	5.5	2.8	0.1
Supply Management Solutions	4.4	4.2	4.6

Core International Revenue	367.1	355.8	329.6
Divested Businesses	—	—	79.5

Total International Revenue	$367.1	$355.8	$409.1

Operating Income	$83.3	$62.2	$74.7

Year ended December 31, 2006 vs. Year ended December 31, 2005

International Overview

Total revenue and core revenue were the same for the years ended December 31, 2006 and 2005, as there were no divestitures during these periods. Therefore, our discussion of our results of operations for the years ended December 31, 2006 and 2005, references only our core revenue results.

International core revenue increased $11.3 million, or 3% (both before and after the effect of foreign exchange), for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase is primarily a result of:

•	Increased revenue in our UK market, due in part to poor operating performance in the first half of 2005 and higher product usage in 2006 from a key global customer;

•	Increased revenue in our Asia Pacific markets due to a shift in the timing of a customer renewal from the fourth quarter of 2005 into the first quarter of 2006 and higher license fee revenue;

•	Increased revenue from our international partners attributable to royalty payments, fulfillment services on behalf of our partnerships and product usage; and

•	Increased revenue from our E-Business Solutions primarily attributable to increased market penetration of our Hoover’s solution;

partially offset by:

•	A decline in our traditional Risk Management Solutions, primarily related to our Italian real estate data business (see below for further discussion).

International Customer Solution Sets

On a customer solution set basis, the $11.3 million increase in International core revenue for the year ended December 31, 2006, as compared to the year ended December 31, 2005, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $3.3 million, or 1% (both before and after the effect of foreign exchange), reflecting:

Traditional Risk Management Solutions, which accounted for 88% of International Risk Management Solutions, was flat compared with prior year (1% increase before the effect of foreign exchange). We experienced increased revenue in our UK market due in part to poor operating performance in the first half of 2005 and higher product usage in 2006 from a key global customer. Also, we recognized increased revenue from our international partnerships and increased license fee revenue from our Asia Pacific markets. This increase was partially offset by a general decline in product usage primarily in our Italian real estate data business. This decline in product usage resulted from certain tax legislation in Italy impacting a subset of our customers (e.g., tax collectors and our monitoring service business).

Value-Added Risk Management Solutions, which accounted for 12% of International Risk Management Solutions, increased 8% (5% increase before the effect of foreign exchange) driven mainly by higher-value project-oriented business in certain of our International markets, partially offset by a loss in customers in our Italian market which resulted in lower renewals and lower project-oriented business.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $5.1 million, or 10% (both before and after the effect of foreign exchange), reflecting:

Traditional Sales & Marketing Solutions, which accounted for 58% of International Sales & Marketing Solutions, increased 14% (15% increase before the effect of foreign exchange), reflecting a lower rate of cancellations in the first quarter of 2006 as compared to the prior year period and increased purchases from certain global customers in our Asia Pacific markets.

Value-Added Sales & Marketing Solutions, which accounted for 42% of International Sales & Marketing Solutions, increased 6% (3% increase before the effect of foreign exchange) due primarily to royalty revenue from our international partnerships, a shift in the timing of a customer renewal from the fourth quarter of 2005 into the first quarter of 2006 and an increase in purchases by customers in our Asia Pacific markets. This increase was partially offset by lower project-oriented business.

E-Business Solutions

•

An increase in E-Business Solutions of $2.7 million, or 97% (96% before the effect of foreign exchange). The increase is primarily attributed to increased market penetration of our Hoover’s solutions to customers in Europe and Canada.

Supply Management Solutions

•	An increase in Supply Management Solutions of $0.2 million, or 3% (4% increase before the effect of foreign exchange).

Operating Income

International operating income for the year ended December 31, 2006 was $83.3 million, compared to $62.2 million for the year ended December 31, 2005, an increase of $21.1 million, or 34%, primarily due to:

•	An increase in core revenue;

•

A $7.5 million accrual reversal in our Italian real estate data business, which we recognized in the fourth quarter of 2006. The accrual reversal was the result of the successes in challenging the validity of certain tax increases and related legislative developments impacting the cost of our data acquisition from the Italian government.

•	Increased data sales to our U.S. segment;

•

Increased costs in 2005 related to the investigation and final resolution of the dispute on the sale of our French business with no comparable costs in 2006 and generally lower legal costs in 2006; and

•	Savings from our continuous process of reengineering;

partially offset by:

•	Increased selling expenses related to increased revenue; and

•	The impact of increased costs associated with data purchases from our international partners.

Certain additional factors affecting our International segment create particular challenges for our International business. For example, our results have been, and may continue to be, significantly impacted by legislative changes affecting the fees charged by the Italian government to acquire and/or re-use data, as well as the possibility that government agencies may seek to enter the market and compete with our services.

Specifically, the reported results herein reflect significant price increases to customers of our Italian real estate data business that we implemented during the second quarter of 2005. These price increases were implemented to offset new regulations that significantly increased data acquisition costs for our Italian real estate data business and required that we paid a fee each time we resold that data. We challenged such regulations in court and with anti-trust authorities, sustaining significant legal and management costs; withheld certain payments to the government and established the appropriate reserves. In the fourth quarter of 2006, we released a portion of the reserves as a result of successes in challenging the validity of certain tax increases and related legislative developments. We continue to actively monitor the status of this and other legislative developments. We also intend to pursue favorable resolution of this matter. Consistent with our financial flexibility model to the extent we are successful and are able to pursue all or a portion of the remaining $8.0 million accrual, we will look for opportunities to reinvest these amounts in the business to fund our growth strategy.

Year ended December 31, 2005 vs. Year ended December 31, 2004

International Overview

International total revenue decreased $53.3 million, or 13% (15% decrease before the effect of foreign exchange), for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The decline is primarily a result of:

•	Our having divested certain businesses, which for the year ended December 31, 2004, accounted for $79.5 million of revenue; and

•	A decrease in revenue from our UK market;

partially offset by:

•

Our Italian real estate data business, which contributed six percentage points of revenue growth, mainly due to a price increase and the acquisition of a controlling interest in RIBES S.p.A., a leading provider of business information to Italian banks; and

•	An aggregate increase in revenue from our other International markets.

International core revenue, which reflects International total revenue less revenue from businesses divested in 2004, increased $26.2 million, or 8% (6% increase before the effect of foreign exchange), for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

International Customer Solution Sets

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

For the year ended December 31, 2005, Traditional Sales & Marketing Solutions, which accounted for 56% of our International Sales & Marketing Solutions, decreased 24% (25% decrease before the effect of foreign exchange). Such decrease was primarily attributed to lower revenue in the UK, resulting from a highly competitive marketplace.

For the year ended December 31, 2005, our Value-Added Sales & Marketing Solutions, which accounted for 44% of our total International Sales & Marketing Solutions, increased 23% (22% increase before the effect of foreign exchange). This was primarily attributable to an increase in purchases by customers’ utilizing our new value-added solutions and revenue from our international partners.

E-Business Solutions

•	International revenue also benefited from $2.8 million of revenue from E-Business Solutions. We first began offering our Hoover’s solution to customers in Europe in the fourth quarter of 2004.

Supply Management Solutions

•	A $0.4 million, or 11%, decrease in Supply Management Solutions (12% decrease before the effect of foreign exchange).

Operating Income

International operating income decreased $12.5 million, or 17%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily due to:

•	A decline in revenue in the UK;

•	The loss of income from our divested businesses; and

•	Increased expenses related to the investigation and final resolution of a dispute arising out of the sale of our French business;

partially offset by:

•	The benefits of our continuous process of reengineering efforts; and

•	An increase in revenue from other International markets.

Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of certain of our investments.

We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use short-term foreign exchange forward contracts to hedge short-term foreign currency denominated loans, investments and certain third-party and intercompany transactions and, from time-to-time, we have used foreign exchange option contracts to reduce our international earnings exposure to adverse changes in foreign currency exchange rates. In addition, from time-to-time, we use interest rate instruments to hedge a portion of the interest rate exposure on our outstanding fixed-rate notes, as discussed under “Interest Rate Risk” below.

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

Interest Rate Risk

Our objective in managing exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps.

On September 30, 2005 and February 10, 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in anticipation of the debt issuance discussed below. These transactions were accounted for as cash flow hedges, and as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in “Accumulated Other Comprehensive Income.” In connection with the issuance of the 2011 notes, these interest rate derivative transactions were terminated, resulting in proceeds of approximately $5.0 million at the date of termination. The proceeds are recorded in “Accumulated Other Comprehensive Income” and are being amortized over the life of the 2011 notes.

In connection with the $300 million, five-year, fixed-rate senior note maturing March 2006, we entered into fixed to floating (LIBOR rate indexed) interest rate swap agreements in the third quarter of 2001 with a notional principal amount totaling $100 million, and designated these swaps as fair-value hedges against the long-term, fixed-rate notes. The arrangement was considered a highly effective hedge, and therefore the accounting for these hedges had no impact on earnings. The changes in the fair value of the hedge and the designated portion of the notes were reflected in our consolidated balance sheets. In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then outstanding $300 million notes which matured on March 15, 2006. The swap agreements expired in March 2006 contemporaneous with the note repayment.

At December 31, 2006 and 2005, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which expires in September 2009. At December 31, 2006 we had $159.5 million of floating-rate debt outstanding under this facility. At December 31, 2005, we had no floating-rate debt outstanding under this facility.

Foreign Exchange Risk

We have numerous offices in countries outside the U.S. and conduct operations in various countries through minority equity investments and strategic relationships with local players. Our International operations generated approximately 24% and 25% of our total revenue for the years ended December 31, 2006 and 2005, respectively. Approximately 31% and 29% of our assets as of December 31, 2006 and 2005, respectively, were located outside the U.S., and no country outside the U.S., other than the UK, had a significant concentration of our aggregate cash balances.

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

We use short-term, foreign exchange forward and option contracts to implement our hedging strategies. Typically, these contracts have maturities of twelve months or less. These contracts are executed with creditworthy institutions and are denominated primarily in the British pound sterling, the Euro and Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions and International earnings hedges are recorded in “Other Income (Expense) — Net” in our consolidated financial statements and are essentially offset by the gains and losses on the underlying foreign currency transactions. The gains and losses on the forward contracts associated with net investment hedges, if any, are recorded as cumulative translation adjustment, a component of “Accumulated Other Comprehensive Income” in our consolidated financial statements.

As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term forward foreign exchange contracts. In addition, from time-to-time, we use foreign exchange option contracts to hedge certain foreign earnings and foreign exchange forward contracts to hedge certain net investment positions. As of December 31, 2006, there were $25.4 million in option contracts outstanding. The underlying transactions and the corresponding forward exchange and option contracts are mark-to-market at the end of each quarter, and are reflected within our consolidated financial statements.

At December 31, 2006 and 2005, we had a notional amount of approximately $184.5 million and $212.1 million, respectively, of foreign exchange forward contracts outstanding that offset foreign currency denominated intercompany loans. Gains and losses associated with these contracts were $0.4 million and $0.9 million, respectively, at December 31, 2006, $0.2 million and $0.5 million, respectively, at December 31, 2005, and $0.4 million and $1.0 million, respectively, at December 31, 2004. In addition, at December 31, 2004, we had $91.9 million of foreign exchange forward contracts outstanding associated with our international investments. Losses associated with these contracts were $3.6 million at December 31, 2004. These contracts typically have various expiration dates within three months of entry into such contracts.

If exchange rates on average were to increase 10% from year-end levels, the unrealized loss would be approximately $12.8 million. If exchange rates on average were to decrease 10% from year-end levels, the unrealized gain would be approximately $14.5 million. However, the estimated potential gain and loss on these contracts is expected to be substantially offset by changes in the dollar value of the underlying transactions.

Liquidity and Financial Position

In connection with our commitment to delivering Total Shareholder Return (“TSR”), we will remain highly disciplined in the use of our shareholders’ cash, maintaining three key priorities for the use of this cash:

•	First, making ongoing investments in the business to drive organic growth;

•	Second, continuing to look at value-accretive acquisitions to enhance our capabilities and accelerate our growth; and

•	Third, continuing to return cash to shareholders.

We believe that cash provided by operating activities, supplemented as needed with readily available financing arrangements, is sufficient to meet our short-term needs, including the cash cost of restructuring charges, transition costs, contractual obligations and contingencies (see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), excluding the legal matters identified therein for which exposures cannot be estimated. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued commitment to TSR. For example, in March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011, bearing interest at a fixed annual rate of 5.50%, payable semi-annually. These proceeds were used to repay our existing $300 million notes that matured on March 15, 2006 (see Note 6 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K). We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases, when needed. Such borrowings would be supported by our bank revolving credit facility, when needed.

Cash Provided by Operating Activities

Net cash provided by operating activities was $304.9 million, $261.5 million and $267.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Year ended December 31, 2006 vs. Year ended December 31, 2005

Net cash provided by operating activities increased by $43.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was primarily driven by lower tax payments as a result of the settlement of a certain legacy tax matter in 2005, and, in 2006, the increased net income of our underlying business excluding the impact of non-cash gains and losses, an increase in deferred revenue resulting from higher sales and collection of a third-party receivable. Additionally, we experienced lower restructuring payments in 2006.

Our cash inflows were partially offset by an increase in our Other Long-Term Assets in 2006 primarily due to a deposit made to the IRS in order to stop the accrual of statutory interest on potential tax deficiencies related to the legacy tax matters discussed in Note 13—Contingencies (Tax Matters) to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. The implementation of SFAS No. 123R required the benefits of tax deductions in excess of the tax impact of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. As a result, this requirement reduced net operating cash flows and increased net financing cash flows by $39.6 million for the year ended December 31, 2006. Included in the $39.6 million, was $19.2 million associated with the exercise of 1.0 million Moody’s stock options. In addition, we experienced an increase in accounts receivable as a result of higher sales in the fourth quarter of 2006 as well as the extension of longer terms to customers as compared to the prior year period and a decrease in accounts payable due to the timing of payments.

Year ended December 31, 2005 vs. Year ended December 31, 2004

Net cash provided by operating activities decreased by $6.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. This decline was driven by increased tax payments due to the settlement of certain legacy tax matters in 2005. In addition, restructuring payments for the year ended December 31, 2005 related to our Financial Flexibility Programs were higher than those made for the year ended December 31, 2004. Partially offsetting these increased uses of cash, during 2005, we experienced increased net income of our underlying business excluding the impact of non-cash gains and losses, increased tax refunds, a decline in our cash outflows in accrued liabilities due to the timing of amounts due and an increase in deferred revenue resulting from higher sales.

Cash Provided by (Used in) Investing Activities

Our business is not capital-intensive, and most of our spending to grow the business is funded by operating cash flow. As a result of our Financial Flexibility Programs, we have sold non-core businesses and real estate assets in prior years. Proceeds from these sales have partially (or in some cases, fully) offset our capital expenditures and additions to computer software and other intangibles. In 2006, capital expenditures and additions to computer software and other intangibles were funded by operating cash flows.

Net cash provided by investing activities was $47.3 million for the year ended December 31, 2006, as compared to net cash used in investing activities of $54.1 million and $39.2 million for the years ended December 31, 2005 and 2004, respectively.

Year ended December 31, 2006 vs. Year ended December 31, 2005

Net cash provided by investing activities totaled $47.3 million for the year ended December 31, 2006, compared with net cash used in investing activities of $54.1 million for the year ended December 31, 2005. The $101.4 million increase primarily reflects the following activities:

•

During the year ended December 31, 2006, we had $109.4 million of net redemptions in short-term marketable securities, as compared to a net increase in our investment in marketable securities of $26.8 million during the year ended December 31, 2005;

•	Reduced acquisition payments in 2006 as compared to 2005 as follows:

•

During the year ended December 31, 2006, we acquired Open Ratings for approximately $8.3 million, inclusive of cash acquired of $0.4 million and $0.3 million of transaction costs. See Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K;

•

During the year ended December 31, 2006, we made a payment of $1.3 million related to a new joint venture. We signed an agreement in November 2006 with Huaxia International Credit Consulting Co. Limited, a leading provider of business information and credit management services in China, to establish a new joint venture called Huaxia D&B China. We will be the majority shareholder in the new joint venture;

•	In 2005, we acquired Live Capital, Inc. We paid $16.7 million net of cash acquired of $0.5 million;

•	In 2005, we received net proceeds from divestitures and the sale of an investment in South Africa; and

•	In addition, in 2005, we increased our investment in RIBES S.p.A (see below for further discussion).

partially offset by:

•	Increased capital expenditures for the year ended December 31, 2006 as compared to December 31, 2005 (see below for further discussion).

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

For the years ended December 31, 2005 and 2004, we received net proceeds of $16.5 million and $65.8 million, respectively, primarily due to the sale of the following:

•	During the first quarter of 2005, we sold our equity investment in South Africa for net proceeds of $5.0 million;

•

During the second quarter of 2005, we collected the remaining $2.0 million other receivables balance related to the sale in May 2004 of our Central European operations to Bonnier Affarsinformation AB (“Bonnier”). Proceeds were $25.7 million, consisting of $18.1 million in cash and $7.6 million in other receivables, of which $5.6 million was collected in June 2004;

•

During the year ended December 31, 2005, we collected $9.5 million related to the sale in October 2004 of our operations in France to Base D’Informations Legales Holding S.A.S. (“BIL Holding”). Proceeds from the sale were $30.1 million, primarily consisting of $15.0 million in cash ($2.1 million net of cash divested), $14.0 million in other receivables and $1.1 million in other assets;

•

During the first quarter of 2004, we sold our operations in India and our Distribution Channels in Pakistan and the Middle East for $7.7 million. We received proceeds of $7.3 million (net of withholding tax), consisting of cash of $6.5 million and an investment in the amount of $0.8 million representing a 10% remaining interest in the divested entity;

•

During the first quarter of 2004, we sold our operations in the Nordic region to Bonnier. We received proceeds from the sale of $42.7 million, consisting of cash of $35.9 million, notes receivable of $5.9 million, of which $0.8 million had been collected in 2004 and another receivable of $0.9 million. In the second quarter of 2004, we wrote off the other receivable of $0.9 million related to this transaction;

•

During the second quarter of 2004 we completed the sale of our Central European operations to Bonnier. Proceeds were $25.7 million, consisting of $18.1 million in cash ($7.6 million net of cash divested) and $7.6 million in other receivables, of which $5.6 million was collected in June 2004; and

•

During the fourth quarter of 2004, we completed the sale of our operations in Iberia. Proceeds from the sale of our Iberian operations to Informa S.A. were $13.5 million which consisted of $13.2 million in cash ($6.3 million net of cash divested) and $0.3 million in other assets.

For the years ended December 31, 2005 and 2004, we made payments of $18.1 million and $2.0 million, respectively, primarily due to the following:

•	During the third quarter of 2005 we acquired LiveCapital, Inc. We paid $16.7 million, net of cash acquired of $0.5 million; and

•

During the third quarter of 2005, we paid the remaining balance of $1.4 million to RIBES S.p.A relating to the 2004 acquisition of an additional 16% interest in RIBES S.p.A. This additional interest resulted in a 51% controlling interest in RIBES S.p.A. During the fourth quarter of 2004, we acquired the additional 16% interest in RIBES S.p.A. for $3.4 million (net of cash acquired), of which $2.0 million was paid during the fourth quarter of 2004. For the year ended December 31, 2003, we invested $1.9 million to acquire 17.5% of RIBES S.p.A.

Capital Expenditures

Investments in capital expenditures and additions to computer software and other intangibles were $53.0 million, $28.6 million and $28.8 million, for the years ended December 31, 2006, 2005 and 2004, respectively. The $24.4 million increase from the year ended December 31, 2006 compared to the year ended December 31, 2005, was driven by our U.S. segment due to increased investments in our DUNSRight quality process and DNBi, our interactive web-based subscription product, as well as, in our International segment, where the majority of capital investments were primarily for a new UK facility and the D&B Worldwide network. We anticipate an increase in capital expenditures in 2007, though at a level not to exceed 5% of revenue, consistent with our TSR strategy.

Cash Settlements

Cash settlements of our foreign currency contracts for our hedged transactions resulted in $0.8 million of cash outflow, $2.0 million of cash inflow and $4.8 million of cash outflow for the years ended December 31, 2006, 2005 and 2004, respectively. See Note 7 to the consolidated financial statements in Item 8. of this Annual Report on Form 10-K related to our financial instruments.

Cash Used in Financing Activities

Net cash used in financing activities was $431.5 million, $241.2 million and $233.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. As set forth below for all years, these changes primarily relate to share repurchases, stock-based proceeds from stock option exercises and spin-off obligations.

Share Repurchases

In connection with our commitment to TSR, our Board of Directors has approved certain share repurchase programs, as follows:

•

In February 2004, our Board of Directors approved a $200 million, one-year share repurchase program. For the year ended December 31, 2004, we repurchased 3.6 million shares of common stock for $200.0 million under this program. This program was completed in December 2004.

•

In February 2005, our Board of Directors approved a $400 million, two-year share repurchase program. During the year ended December 31, 2005, we repurchased 3.2 million shares for $200.0 million under this program.

•

In January 2006, our Board of Directors approved the addition of $100 million to the $400 million, two-year program for a total of $500 million. During the year ended December 31, 2006, we repurchased 4.2 million shares of common stock for $300.0 million. The program was completed in September 2006.

•

In August 2006, our Board of Directors approved a new $200 million, one-year share repurchase program which commenced in October 2006. During the year ended December 31, 2006, we repurchased 0.9 million shares of common stock for $75.0 million under this share repurchase program. We anticipate this program will be completed by October 2007.

In addition, in order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, we have the following share repurchase programs in place:

•

In July 2003, we announced a three-year, six million share repurchase program to offset dilution under our stock incentive plans and ESPP. During the years ended December 31, 2006, 2005 and 2004, we repurchased 2.7 million shares of common stock for $199.8 million, 1.5 million shares of common stock for $95.6 million and 1.0 million shares of common stock for $51.8 million under this program, respectively. This program was completed in September 2006.

•

In August 2006, our Board of Directors approved a new four-year, five million share repurchase program to offset dilution under our stock incentive plans and ESPP. During the year ended December 31, 2006, we repurchased 1.1 million shares of common stock for $87.9 million under this program.

During the year ended December 31, 2006, we borrowed $385.2 million and repaid $225.7 million under our credit facility primarily to fund our share repurchase programs.

Stock-based Programs

For the year ended December 31, 2006, net proceeds from our exercised stock-based awards were $50.5 million compared with $64.5 million for the year ended December 31, 2005. The decrease was primarily attributed to fewer stock options being exercised partially offset by an increase in the weighted average exercise price of stock options. For the year ended December 31, 2005, net proceeds from our exercised stock-based awards were $64.5 million compared with $18.0 million for the year ended December 31, 2004. The increase was primarily driven by increased stock option exercise activity in 2005 as compared to 2004.

In addition, the implementation of SFAS No. 123R, effective January 1, 2006, requires the benefits of tax deductions in excess of the tax impact of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased financing cash flows by $39.6 million for the year ended December 31, 2006.

Spin-off Obligations

As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and D&B entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). Based on the TAA, we made a payment of $20.9 million to Moody’s/D&B2 in 2006 under the TAA which was fully accrued as of December 31, 2005. During the year ended December 31, 2005, we made a payment of approximately $9.2 million to Moody’s/D&B2 under the TAA. See “Future Liquidity—Sources and Uses of Funds—Contractual Obligations” for further detail.

Contractual Obligations

Debt

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011, bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our existing $300 million notes bearing interest at a fixed annual rate of 6.625%, payable semi-annually, which matured in March 2006.

Credit Facility

In September 2004, we entered into a $300 million bank revolving credit facility which bears interest at prevailing short-term interest rates and will expire in September 2009. This facility also supports our commercial paper borrowings. At December 31, 2006, we had $159.5 million of borrowings outstanding under this facility. We had not drawn on the facility and did not have any borrowings outstanding under the facility for the years ended December 31, 2005 and 2004. We did not borrow under our commercial paper program for the years ended December 31, 2006, 2005 or 2004. The bank credit facility requires the maintenance of interest coverage and total debt to earnings before income, tax depreciation and amortization ratios (each as defined in the facility). We were in compliance with these requirements for the years ended December 31, 2006, 2005 and 2004. See Note 6 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Future Liquidity—Sources and Uses of Funds

Contractual Cash Obligations

The following table quantifies, as of December 31, 2006, our contractual obligations that will require the use of cash in the future.

Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
	(Amounts in millions)
Long-Term Debt(1)	$458.9	$—	$—	$159.5	$—	$299.4	$—
Operating Leases(2)	$167.0	$33.9	$27.3	$23.7	$18.4	$16.6	$47.1
Obligations to Outsourcers(3)	$500.8	$95.5	$93.3	$92.6	$88.8	$84.7	$45.9
Pension and Other Postretirement Benefits Payments/Contributions(4)	$1,012.4	$39.4	$35.7	$34.7	$36.4	$43.6	$822.6
Spin-off Obligation(5)	$28.5	$28.5	$—	$—	$—	$—	$—

(1)	$299.4 million represents our senior notes with a face value of $300 million that mature in March 2011, net of a $0.6 million discount, bearing interest at a fixed annual rate of 5.50%, payable semi-annually. $159.5 million represents our borrowings outstanding under our bank credit facility at short-term interest rates.
(2)	Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three years. These computer and other equipment leases are frequently renegotiated or otherwise changed as the lease terms expire and as advancements in computer technology present opportunities to lower costs and improve performance.
(3)	In July 2002, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”) under a 10-year agreement, which we may terminate for a fee at any time and under certain conditions. Under the terms of the agreement, CSC is responsible for the data center operations, technology help desk, network management functions and for certain application development and maintenance in the U.S. and UK. For the year ended December 31, 2006, we incurred $76.1 million under this contract and have a remaining commitment of approximately $409 million. The obligation under the contract is based on our historical and expected future level of usage and volume. If our future volume changes, payments under the contract could vary up or down based on specified formulas. Charges are subject to increases to partially offset inflation.

In December 2003, we signed a three-year agreement with ICT Group, Inc. (“ICT”), effective January 2004, to outsource certain marketing call center activities, which contains a renewal option for up to a one-year period. We elected to renew for such one-year period. Under the terms of the agreement, ICT will be responsible for performing certain marketing and credit-calling activities previously performed by D&B’s own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year. For the year ended December 31, 2006, we incurred $4.1 million under this contract and have a remaining commitment of approximately $3 million.

In October 2004, we signed a seven-year outsourcing agreement with IBM. Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery, customer service and financial processes to IBM. We may terminate this agreement for a fee at any time. For the year ended December 31, 2006, we incurred $25.5 million under this contract and have a remaining commitment of approximately $60 million.

In July 2006, we signed new product and technology outsourcing agreements with Acxiom Corporation that will significantly increase the speed, data processing capacity and matching capabilities we provide our U.S. sales and marketing customers. We incurred fulfillment costs of $1.5 million in 2006 and have a remaining commitment of approximately $21 million.

(4)	Represents projected contributions to our non-U.S. defined benefit plans as well as projected benefit payments related to our unfunded plans, including the U.S. Non-Qualified Plans and our postretirement benefit plan. We do not expect to make any contributions to our U.S. Qualified Plan. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of 2006 and include benefits attributable to estimated future employee service. A closed group approach is used in calculating the projected benefit payments, assuming only the participants who are currently in the valuation population are included in the projection and the projected benefits continue for up to approximately 99 years.
(5)	As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and D&B entered into the TAA dated as of September 30, 2000. Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/D&B2 stock options (including Moody’s/D&B2 options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual who exercised the options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to indemnify the other party for its loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that appear to require that the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct compensation expense associated with a D&B employee exercising a Moody’s/D&B2 option). During the year ended December 31, 2006, we made a payment of approximately $20.9 million to Moody’s/D&B2 under the TAA that was fully accrued as of December 31, 2005. In addition, under the TAA, we received the benefit of additional tax deductions and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to 2002 to 2006 of approximately $28.5 million in the aggregate for such years. This potential reimbursement is a reduction to shareholders’ equity. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA, timing of future exercises of options, the future price of stock underlying the stock options and relevant tax rates. As of December 31, 2006, current and former employees of D&B held 1.2 million Moody stock options. These stock options had a weighted average exercise price of $11.47 and a remaining, weighted average contractual life of two-years as of December 31, 2006. All of these options are currently exercisable.

Capital Structure

Every year we examine our capital structure and review our plans. During 2007, in connection with our commitment to TSR, we anticipate continued share repurchases and have initiated a quarterly cash dividend of $0.25 per share payable on March 29, 2007, to shareholders of record on the close of business on March 8, 2007, as declared by our Board of Directors on January 29, 2007.

We believe that cash provided by operating activities, supplemented as needed with readily available financing arrangements, is sufficient to meet our short-term needs, including the cash cost of restructuring charges, transition costs, contractual obligations and contingencies, excluding the legal matters identified herein for which exposures cannot be estimated.

As we execute our long-term TSR strategy, which contemplates strategic acquisitions, we may require or consider additional financing to fund our TSR strategy. We regularly evaluate market conditions, our liquidity profile and various financing alternatives for opportunities to enhance our financial flexibility. While we feel confident that such financing arrangements are available to us, there can be no guarantee that we will be able to access new sources of liquidity when required.

Share Repurchases and Dividends

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, our Board of Directors approved in August 2006, a new four-year, five million share repurchase program. During the year ended December 31, 2006, we repurchased 1.1 million shares of common stock for $87.9 million under this program with 3.9 million shares remaining to be repurchased.

In August 2006, our Board of Directors approved a new $200 million, one-year share repurchase program which commenced in October 2006. During the year ended December 31, 2006, we repurchased 0.9 million shares of common stock for $75.0 million under this share repurchase program with $125.0 million remaining to be repurchased. We commenced this share repurchase program in October 2006 and anticipate that this program will be completed by October 2007. This share repurchase program expires one year from the date of commencement. We may consider initiating a new repurchase program on or around that time.

We did not pay any dividends on our common stock during the years ended December 31, 2006 and 2005, respectively. On February 1, 2007, we announced that our Board of Directors approved the initiation of a dividend and declared our first quarterly cash dividend of $0.25 per share. This initial cash dividend is payable on March 29, 2007, to shareholders of record at the close of business on March 8, 2007.

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

Financial Flexibility Program

On January 9, 2007, we announced our 2007 Financial Flexibility Program. Our 2007 Financial Flexibility Program is designed to significantly reduce the complexity of our business. This program will create financial flexibility through several initiatives, including the following:

•

Organizational Design: this initiative is intended to improve the efficiency of how we are organized and how we operate as a business by addressing spans of control, organizational layers and the effectiveness of leadership processes;

•

Product and Technology Complexity: this initiative is intended to simplify our product and technology environment by reducing product complexity and proliferation as well as eliminating and consolidating systems and technology infrastructure;

•	Sales Force Effectiveness: this initiative is intended to improve our sales force tools, reduce the non-selling time of our sales force and enhance our new customer acquisition activities; and

•	Other Efficiency Measures: this initiative is intended to improve the operating efficiencies of our facilities, reduce our purchasing costs and simplify our data collection and product delivery.

We expect to complete all actions under the 2007 program by December 2007. On an annualized basis, these actions are expected to create $80 million to $85 million of financial flexibility, of which approximately $60 million to $65 million will be generated in 2007, before any transition costs and restructuring charges and before any reallocation of savings generated by the initiatives. To implement these initiatives, we expect to incur transition costs of approximately $13 million to $15 million. In addition, we expect to incur restructuring charges, totaling $30 million to $35 million pre-tax, of which $27 million to $32 million relate to severance, approximately $1 million relates to lease termination obligations and approximately $2 million relate to other exit costs in 2007. Approximately $42 million to $49 million of these transition costs and restructuring charges are expected to result in cash expenditures. As a result of this reengineering program, we expect that approximately 400 positions will be eliminated globally.

Pension Plan and Postretirement Benefit Plan Contribution Requirements

For financial statement reporting purposes, the funded status of our pension plans, as determined in accordance with GAAP, had a surplus of $199.0 million for the U.S. Qualified Plan, a deficit of $235.0 million for the U.S. Non-Qualified Plans, and a deficit of $106.0 million for the non-U.S. plans at December 31, 2006, as compared to a surplus of $76.2 million, a deficit of $247.4 million, and a deficit of $62.1 million, respectively for such plans, at December 31, 2005. The improvement in the funded status of the U.S. plans was due primarily to the lower projected benefit obligation at December 31, 2006, driven by a higher discount rate and the gains in the plans’ equity and real estate investments. The decrease in funded status of the non-U.S. plans was primarily due to a higher projected benefit obligation at December 31, 2006, driven by a lower discount rate, the application of updated mortality tables and other assumptions, partially offset by the gains in plan asset performance. See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

For funding purposes, as governed by the Internal Revenue Service regulations, we are not required to contribute to the U.S. Qualified Plan, the largest of our six plans, in 2007 as the plan was considered “fully funded” under the provisions of the Internal Revenue Code for the 2006 plan year.

In August 2006, the Pension Protection Act of 2006 (“PPA 2006”) was signed into law. One of the principal changes under this legislation relates to the way assets and liabilities are valued to determine required pension contributions. The majority of the changes are effective in 2008. At the current date, there are still factors that need to be clarified or defined in the guidance by the regulatory bodies to fully analyze the impact of PPA 2006 on our plans. Based on the current understanding of the legislative changes, if the U.S. Qualified Plan asset returns are flat and the assets decline by the amount of benefits paid to plan participants, and all other factors affecting when contributions are required remain the same, we would not be required to make contributions to this plan until 2010. If plan assets appreciate between now and 2010, the need to make a required contribution would be delayed beyond 2010. If plan assets depreciate between now and 2010, we could be required to make contributions sooner than 2010.

We expect to continue to make cash contributions to our other pension plans during the year ended December 31, 2007. The expected 2007 contribution is approximately $26.6 million, compared to $33.7 million in 2006. In addition, we expect to make benefit payments related to our postretirement benefit plan of approximately $12.8 million during the year ended December 31, 2007, compared to $11.9 million during the year ended December 31, 2006. See the Contractual Obligations table above for projected contributions and benefit payments beyond 2007.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. Additionally, we have not engaged in any significant related-party transactions.

Forward-Looking Statements

We may from time-to-time make written or oral “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in filings with the Securities and Exchange Commission, in reports to shareholders and in press releases and investor Web casts. These forward-looking statements can be identified by the use of words like “anticipates,” “aspirations,” “believes,” “continues,” “estimates,” “expects,” “goals,” “guidance,” “intends,” “plans,” “projects,” “strategy,” “targets,” “will” and other words of similar meaning. They can also be identified by the fact that they do not relate strictly to historical or current facts.

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

•

Our results are subject to the effects of foreign economies, exchange rate fluctuations, legislative or regulatory requirements, such as the adoption of new or changes in accounting policies and practices, including pronouncements by the Financial Accounting Standards Board or other standard setting bodies, and the implementation or modification of fees or taxes that we must pay to acquire, use, and/or redistribute data. In particular, our results have been, and may continue to be, significantly impacted by legislative changes affecting the fees charged by the Italian government to acquire and/or re-use data.

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

•

Our ability to successfully implement our Blueprint for Growth Strategy requires that we successfully reduce our expense base through our Financial Flexibility Program, and reallocate certain of the expense-base reductions into initiatives that produce desired revenue growth;

•	Our future success requires that we attract and retain qualified personnel in regions throughout the world;

•	Our ability to repurchase shares is subject to market conditions, including trading volume in our stock, and our ability to repurchase shares in accordance with applicable securities laws;

•

Our ability to acquire and successfully integrate other complimentary businesses, products and technologies into our existing business, without significant disruption to our existing business or to our financial results; and

•

Our projection for free cash flow in 2007 is dependent upon our ability to generate revenue, our collection processes, customer payment patterns, the timing and volume of stock option exercises and the amount and timing of payments related to the tax and other matters and legal proceedings in which we are involved.

We elaborate on the above list of important factors throughout this document and in our other filings with the SEC, particularly in the discussion of our Risk Factors in Item 1A. of this Annual Report on Form 10-K. It should be understood that it is not possible to predict or identify all risk factors. Consequently, the above list of important factors and the Risk Factors discussed in Item 1A. of this Annual Report on the Form 10-K should not be considered to be a complete discussion of all of our potential trends, risks and uncertainties. Except as otherwise required by federal securities laws, we do not undertake to update any forward-looking statement we may make from time-to-time.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth under the caption “Market Risk” in Item 7. of this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Schedules

Schedules are omitted as they are not required or inapplicable or because the required information is provided in our consolidated financial statements, including the notes to our consolidated financial statements.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation of the consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the consolidated financial statements reasonably present our financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the consolidated financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

An independent registered public accounting firm audits our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and provides an objective, independent review of the fairness of reported operating results and financial position.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of The Dun & Bradstreet Corporation:

We have completed integrated audits of The Dun & Bradstreet Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation at December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2, 10 and 11, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and SFAS No. 123R,” “Share-Based Payments,” in 2006. In addition, the Company adopted the provisions of FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” in 2005 and FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” in 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing on page 63, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 28, 2007

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(Amounts in millions, except per share data)
Operating Revenues	$1,531.3	$1,443.6	$1,414.0

Operating Expenses	451.1	412.0	403.9
Selling and Administrative Expenses	619.0	600.8	612.0
Depreciation and Amortization	33.3	36.1	47.3
Restructuring Charge	25.5	30.7	32.0

Operating Costs	1,128.9	1,079.6	1,095.2

Operating Income	402.4	364.0	318.8

Interest Income	7.3	10.6	8.4
Interest Expense	(20.3)	(21.1)	(18.9)
Other Income (Expense)—Net	(0.5)	0.6	32.5

Non-Operating Income (Expense)—Net	(13.5)	(9.9)	22.0

Income Before Provision for Income Taxes	388.9	354.1	340.8
Provision for Income Taxes	146.8	133.6	129.2
Minority Interest Income (Expense)	(1.8)	—	—
Equity in Net Income (Loss) of Affiliates	0.4	0.7	0.2

Net Income	$240.7	$221.2	$211.8

Basic Earnings Per Share of Common Stock	$3.81	$3.31	$3.01

Diluted Earnings Per Share of Common Stock	$3.70	$3.19	$2.90

Weighted Average Number of Shares Outstanding — Basic	63.2	66.8	70.4

Weighted Average Number of Shares Outstanding — Diluted	65.1	69.4	73.1

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2006	2005
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$138.4	$195.3
Marketable Securities	—	109.4
Accounts Receivable, Net of Allowance of $21.5 at December 31, 2006 and $22.0 at December 31, 2005	415.0	374.3
Other Receivables	10.5	6.0
Prepaid Taxes	47.9	36.0
Deferred Income Tax	11.2	22.3
Other Current Assets	22.0	16.0

Total Current Assets	645.0	759.3

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $145.4 at December 31, 2006 and $190.2 at December 31, 2005	50.7	44.2
Prepaid Pension Costs	199.0	470.8
Computer Software, Net of Accumulated Amortization of $330.4 at December 31, 2006 and $315.9 at December 31, 2005	54.4	32.0
Goodwill	228.2	220.2
Deferred Income Tax	106.1	37.9
Deposit	39.8	—
Other Non-Current Assets	36.9	49.0

Total Non-Current Assets	715.1	854.1

Total Assets	$1,360.1	$1,613.4

LIABILITIES
Current Liabilities
Accounts Payable	$40.3	$43.9
Accrued Payroll	129.0	108.7
Accrued Income Tax	2.8	1.5
Short-Term Debt	0.1	300.8
Other Accrued and Current Liabilities (Note 15)	165.9	160.5
Deferred Revenue	467.4	413.7

Total Current Liabilities	805.5	1,029.1

Pension and Postretirement Benefits	416.3	432.6
Long-Term Debt	458.9	0.1
Other Non-Current Liabilities	75.9	73.3

Total Liabilities	1,756.6	1,535.1

Contingencies (Note 12 and 13)
Minority Interest Liability	2.6	0.7
Shareholders’ Equity
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized — 0.5 shares; outstanding — none	—	—
Preferred Stock, $0.01 par value per share, authorized — 9.5 shares; outstanding — none	—	—
Series Common Stock, $0.01 par value per share, authorized — 10.0 shares; outstanding — none	—	—
Common Stock, $0.01 par value per share, authorized — 200.0 shares; issued — 81.9 shares	0.8	0.8
Unearned Compensation	—	(5.4)
Capital Surplus	186.8	183.8
Retained Earnings	1,132.2	891.5
Treasury Stock, at cost, 21.8 shares at December 31, 2006 and 14.9 shares at December 31, 2005	(1,265.9)	(705.5)
Accumulated Other Comprehensive Income	(453.0)	(287.6)

Total Shareholders’ Equity	(399.1)	77.6

Total Liabilities and Shareholders’ Equity	$1,360.1	$1,613.4

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$240.7	$221.2	$211.8
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	33.3	36.1	47.3
Gain from Sales of Businesses	—	(0.6)	(31.5)
Income Tax Benefit from Stock-Based Awards	49.5	74.7	6.9
Excess Tax Benefit on Stock-Based Awards	(39.6)	—	—
Equity-Based Compensation	20.8	11.9	10.9
Restructuring Charge	25.5	30.7	32.0
Restructuring Payments	(21.4)	(32.5)	(27.5)
Deferred Income Taxes, Net	8.1	(4.0)	71.1
Accrued Income Taxes, Net	34.5	(39.4)	(16.5)
Changes in Current Assets and Liabilities:
(Increase) in Accounts Receivable	(34.5)	(23.7)	(8.5)
Net (Increase) Decrease in Other Current Assets	(0.9)	(5.2)	8.4
Increase in Deferred Revenue	44.1	37.1	28.3
(Decrease) Increase in Accounts Payable	(9.9)	(2.8)	0.2
Net Increase (Decrease) in Accrued Liabilities	8.4	16.8	(16.4)
Net (Decrease) in Other Accrued and Current Liabilities	(4.0)	(6.0)	(6.8)
Changes in Non-Current Assets and Liabilities:
Net Increase in Other Long-Term Assets	(40.6)	(18.4)	(37.5)
Net Decrease in Long-Term Liabilities	(11.8)	(34.8)	(4.8)
Net, Other Non-Cash Adjustments	2.7	0.4	0.2

Net Cash Provided by Operating Activities	304.9	261.5	267.6

Cash Flows from Investing Activities:
Investments in Marketable Securities	(149.6)	(225.6)	(223.2)
Redemptions of Marketable Securities	259.0	198.8	152.4
Proceeds from Sales of Businesses, Net of Cash Divested	0.8	16.5	65.8
Payments for Acquisitions of Businesses, Net of Cash Acquired	(9.6)	(18.1)	(2.0)
Cash Settlements of Foreign Currency Contracts	(0.8)	2.0	(4.8)
Capital Expenditures	(11.6)	(5.7)	(12.1)
Additions to Computer Software and Other Intangibles	(41.4)	(22.9)	(16.7)
Net, Other	0.5	0.9	1.4

Net Cash Provided by (Used in) Investing Activities	47.3	(54.1)	(39.2)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(662.7)	(295.6)	(251.8)
Net Proceeds from Stock-Based Awards	50.5	64.5	18.0
Spin-off Obligation	(20.9)	(9.2)	—
Payment of Debt	(300.0)	—	—
Proceeds from Issuance of Long-Term Debt	299.2	—	—
Proceeds from Borrowings on Credit Facilities	385.2	2.0	—
Payments of Borrowings on Credit Facilities	(225.7)	(3.0)	—
Payment of Bond Issue Costs	(2.2)	—	—
Excess Tax Benefit on Stock-Based Awards	39.6	—	—
Net, Other	5.5	0.1	0.3

Net Cash Used in Financing Activities	(431.5)	(241.2)	(233.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	22.4	(23.8)	19.0

(Decrease) Increase in Cash and Cash Equivalents	(56.9)	(57.6)	13.9
Cash and Cash Equivalents, Beginning of Period	195.3	252.9	239.0

Cash and Cash Equivalents, End of Period	$138.4	$195.3	$252.9

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$54.8	$102.4	$67.6
Interest	$20.8	$19.0	$17.2

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the Years Ended December 31, 2006, 2005 and 2004
						Accumulated Other Comprehensive Income
	Common Stock ($0.01 Par Value)	Unearned Compensation Restricted Stock	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	SFAS 158 Initial Adoption Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total Shareholders’ Equity	Comprehensive Income (Loss)
	(Dollar amounts in millions)

Balance, January 1, 2004	$0.8	$(3.3)	$204.4	$458.5	$(341.6)	$(177.3)	$—	$(93.1)	$—	$48.4

Net Income				211.8						211.8	$211.8
Equity-Based Plans		1.9	(6.2)		35.8					31.5
Treasury Shares Acquired					(251.8)					(251.8)
Change in Cumulative Translation Adjustment						28.3				28.3	28.3
Change in Minimum Pension Liability Adjustment								(14.0)		(14.0)	(14.0)

Total Comprehensive Income											$226.1

Balance, December 31, 2004	0.8	(1.4)	198.2	670.3	(557.6)	(149.0)		(107.1)	—	54.2

Net Income				221.2						221.2	$221.2
Equity-Based Plans		(4.0)	(14.4)		147.7					129.3
Treasury Shares Acquired					(295.6)					(295.6)
Change in Cumulative Translation Adjustment						(26.7)				(26.7)	(26.7)
Change in Minimum Pension Liability Adjustment								(5.6)		(5.6)	(5.6)
Mark-to-Market Interest Rate Derivative									0.8	0.8	0.8

Total Comprehensive Income											$189.7

Balance, December 31, 2005	0.8	(5.4)	183.8	891.5	(705.5)	(175.7)	—	(112.7)	0.8	77.6

Net Income				240.7						240.7	$240.7
Equity-Based Plans		5.4	3.0		102.3					110.7
Treasury Shares Acquired					(662.7)					(662.7)
SFAS 158 Initial Adoption Adjustment (Note 10)							(182.7)			(182.7)
Change in Cumulative Translation Adjustment						22.2				22.2	22.2
Derivative Financial Instrument, net of tax of $1.2									2.1	2.1	2.1
Change in Minimum Pension Liability Adjustment (Note 10)								(7.0)		(7.0)	(7.0)

Total Comprehensive Income											$258.0

Balance, December 31, 2006	$0.8	$—	$186.8	$1,132.2	$(1,265.9)	$(153.5)	$(182.7)	$(119.7)	$2.9	$(399.1)

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Tabular dollar amounts in millions, except per share data)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for over 165 years. Our global commercial database contains more than 110 million business records. The database is enhanced by our proprietary DUNSRight® quality process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

We provide customers with four solution sets, which meet a diverse set of customer needs globally. Customers use: our Risk Management Solutions™ to mitigate credit risk, increase cash flow and drive increased profitability; our Sales & Marketing Solutions™ to increase revenue from new and existing customers; our E-Business Solutions™ to convert prospects into clients faster by enabling business professionals to research companies, executives and industries; and our Supply Management Solutions™ to increase cash by generating ongoing savings from our customers’ suppliers and by protecting our customers from serious financial, operational and regulatory risk.

Basis of Presentation. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. As discussed throughout this Note 1, we base our estimates on historical experience, current conditions and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates and assumptions include: valuation allowances for receivables and deferred income tax assets; liabilities for potential tax deficiencies and potential litigation claims and settlements; assets and obligations related to employee benefits; allocation of the purchase price in acquisition accounting; long-term asset and amortization recoverability; revenue deferrals; and restructuring charges. We review estimates and assumptions periodically and reflect the revisions in the consolidated financial statements in the period in which we determine any revisions to be necessary. Actual results could differ from those estimates under different assumptions or conditions.

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

The financial statements of our subsidiaries outside the United States (“U.S.”) and Canada reflect a fiscal year ended November 30, 2006, 2005 and 2004, in order to facilitate timely reporting of our consolidated financial results and financial position.

Where appropriate, we have reclassified certain prior-year amounts to conform to the current year presentation.

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

We have fixed price subscription contracts for customers that allow those customers unlimited use within predefined ranges, subject to certain conditions. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year.

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

For E-Business Solutions, which includes Hoover’s, Inc., we provide subscription solutions that provide continuous access to our business information databases. Revenue is recognized ratably over the term of the contract, which is generally one year. Any additional solutions purchased are recognized once they are delivered to the customer.

Amounts billed in advance are recorded as liability on the balance sheet as deferred revenue and recognized as the services are performed.

Sales Cancellations. In determining sales cancellation allowances, we analyze historical trends, customer-specific factors, current economic trends and changes in customer demand.

Restructuring Charges. We account for restructuring charges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or “SFAS No. 146,” which addresses financial accounting and reporting for costs associated with restructuring activities, including severance and lease termination obligations, and other related exit costs. Under SFAS No. 146, we establish a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related exit costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Employee Benefit Plans. We offer defined benefit pension plans to substantially all of our employees in our operations in the U.S. as well as certain of our International operations. The plans provide benefits that are based on the employees’ average annual compensation, age and years of service. We also provide various health care and life insurance benefits for our retired employees. We use actuarial assumptions to calculate pension and benefit costs as well as pension assets and liabilities included in our consolidated financial statements. See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report of Form 10-K.

Income Taxes. Income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes,” or “SFAS No. 109,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. We have established a valuation allowance for deferred tax assets for which realization is not likely. In assessing the valuation allowance, we have considered future taxable income and ongoing prudent and feasible tax planning strategies.

Legal and Tax Contingencies. We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we have recorded reserves in the consolidated financial statements. In other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, we are unable to make a reasonable estimate of a liability, if any. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

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

We did not have any marketable “available for sale” securities classified as current assets at December 31, 2006 and we had $109.4 million at December 31, 2005.

Accounts Receivable and Allowance for Bad Debts. Accounts receivable are recorded at the invoiced amount and do not bear interest. With respect to estimating the allowance for bad debts, we analyze the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends.

Restricted Assets. At December 31, 2006 and 2005, restricted assets solely consisted of cash and cash equivalents. Such amounts are included in “Other Non-Current Assets.” We had restricted assets of $9.2 million and $13.6 million at December 31, 2006 and 2005, respectively, held in grantor trusts primarily to fund certain pension obligations. See Note 10 to these consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Property, Plant and Equipment. Property, plant and equipment are stated at cost, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated using the straight-line method.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Buildings are depreciated over a period of 40 years. Equipment is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Property, plant and equipment depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $10.4 million, $10.9 million and $13.2 million, respectively. As of December 31, 2006, we acquired approximately $6.1 million of furniture and equipment primarily related to our Center Valley, PA facility, which was included in accounts payable on the accompanying consolidated balance sheet as of December 31, 2006, and is therefore excluded from the consolidated statement of cash flows for the year ended December 31, 2006.

Computer Software. We account for computer software used in our business in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, certain computer software costs related to software sold to customers are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Capitalized computer software costs are amortized over its estimated useful life, typically three to five years, and are reported at the lower of unamortized cost or net realizable value. We review the valuation of capitalized software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include significant changes in the manner of use of the assets or strategic decisions made relating to future plans for those assets, as well as consideration of future operating results, significant negative industry trends or economic trends. The computer software amortization expense for the years ended December 31, 2006, 2005 and 2004 was $19.3 million, $22.7 million and $31.6 million, respectively.

Goodwill and Other Intangible Assets. Goodwill and intangible assets represent the excess of costs over fair value of assets of businesses acquired. We account for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or “SFAS No. 142.” Goodwill and intangibles with an indefinite life are not subject to regular periodic amortization. Instead, the carrying amount of the goodwill and indefinite-lived intangibles is tested for impairment at least annually, and between annual tests if events or circumstances warrant such a test. An impairment loss would be recognized if the carrying amount exceeded the fair value.

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

For indefinite-lived intangibles, other than goodwill, the estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets. An impairment is recognized if the carrying value exceeds the fair value. Based on our assessments at December 31, 2006 and 2005, no impairment charges related to goodwill and indefinite-lived intangible assets have been recognized.

Other intangibles, which primarily include customer lists and relationships, resulting from acquisitions are being amortized over three to fifteen years based on their estimated useful life using the straight-line method. Other Intangibles amortization expense for the years ended December 31, 2006, 2005, and 2004 was $3.6 million, $2.5 million, and $2.5 million, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The value of our customer lists in our Italian real estate data business was negatively impacted by tax legislation enacted in Italy in 2005. This tax legislation increased the operating costs of our Italian real estate data business. For the year December 31, 2005, we recorded an impairment charge to our operating costs of $0.4 million related to customer lists.

Foreign Currency Translation. For all operations outside the United States where we have designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For those countries where we designate the local currency as the functional currency, translation adjustments are accumulated in a separate component of shareholders’ equity. Transaction gains and losses are recognized in earnings in “Other Income (Expense)—Net.” Transaction losses were $1.2 million for the year ended December 31, 2006, and transaction gains were $1.0 million and $5.1 million for the years ended December 31, 2005 and 2004, respectively.

Earnings Per Share of Common Stock. In accordance with SFAS No. 128, “Earnings Per Share” (“EPS”), basic EPS is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted EPS is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. The difference between basic and diluted EPS is solely attributable to stock options and restricted stock programs. We use the treasury stock method to calculate the impact of outstanding stock options and restricted stock.

Stock-Based Compensation. Our stock-based compensation programs are described more fully in Note 11 to these consolidated financial statements included in this Annual Report on Form 10-K. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payments,” or “SFAS No. 123R,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or “APB No. 25,” using the Modified Prospective method.

Under the Modified Prospective method, compensation cost associated with the stock option programs recognized for the year ended December 31, 2006 includes (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for stock options granted subsequent to January 1, 2006, based on the grant-date fair value under SFAS No. 123R. SFAS No. 123R also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reductions in expense as they occur. As a result, we have adjusted for this cumulative effect and recognized a pre-tax reduction in stock-based compensation of $0.5 million related to our restricted stock and restricted stock unit programs during the first quarter of 2006. As required under the Modified Prospective method, results for prior periods have not been restated.

Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations in accounting for our plans. Accordingly, no compensation cost was recognized for grants under the stock option programs and Employee Stock Purchase Plan (“ESPP”) prior to January 1, 2006.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on the historical volatility rate of our common stock. Beginning in 2006, the expected term was determined using the simplified method for estimating the expected option life, as prescribed under Staff Accountants Bulletin No. 107, “Share-Based Payments,” or “SAB No. 107”. Prior to 2006, the expected term was estimated using historical patterns and management’s judgment. The risk-free interest rate for the corresponding expected term of the stock option

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

is based on the U.S. Treasury yield curve in effect at the time of grant. We estimate the amount of stock-based awards expected to be forfeited prior to vesting. For stock options granted prior to SFAS No. 123R, the compensation expense is recognized on a straight-line basis over the vesting period. For stock options granted after the adoption of SFAS No. 123R, the compensation expense is recognized on a straight-line basis over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our share-based compensation expense, operating income, net income and earnings per share.

Financial Instruments. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

We use foreign exchange forward and option contracts to hedge cross-border intercompany transactions and certain non-U.S. earnings. These forward and option contracts are mark-to-market and gains and losses are recorded as other income or expense. In addition, foreign exchange forward contracts are used to hedge certain of our foreign net investments. The gains and losses associated with these contracts are recorded in “Cumulative Translation Adjustments,” a component of shareholders’ equity.

We use interest rate swap agreements to hedge long-term fixed-rate debt. When executed, we designate the swaps as fair-value hedges and assess whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. We formally document all relationships between hedging instruments and hedged items, and we have documented policies for management of our exposures. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of interest expense. The effectiveness of hedge accounting is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively. See Note 7 to these consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Note 2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” or “SFAS No. 158,” which requires the recognition of the underfunded or overfunded status of defined benefit postretirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. For the year ended December 31, 2006, we reduced our total assets by $186.1 million, our total liabilities by $3.4 million and our shareholders’ equity by $182.7 million, net of tax of $107.3 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or “SFAS No. 157,” which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands fair value measurement disclosures. SFAS No. 157 does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact the adoption of SFAS No. 157 will have, if any, on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission, or “SEC,” issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or “SAB No. 108,” which provides interpretative guidance on how the effects of the carryover or

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” or “FIN 48,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48, if any, will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. We expect to adopt FIN 48 on January 1, 2007 as required and anticipate recording an adjustment to retained earnings from approximately $30 million to approximately $40 million relating to the cumulative effect of applying FIN 48.

In December 2004, the FASB issued SFAS No. 123R which supersedes APB No. 25. This standard requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period that an employee provides service in exchange for the award, which normally would be the vesting period. We adopted SFAS No. 123R on January 1, 2006 under the Modified Prospective application. As a result of the adoption of SFAS No. 123R, the Company’s results for the year ended December 31, 2006 included incremental stock-based compensation expense of $13.1 million, net of a pre-tax reduction in stock-based compensation expense of $0.5 million related to the accumulated effect of forfeiture assumptions on our restricted stock and restricted stock unit programs.

In addition, SFAS No. 123R also requires the benefits of tax deductions in excess of tax impact of recognized compensation expense to be reported as cash flows from financing activities, rather than cash flows from operating activities. As a result, we reclassified $39.6 million from net cash flows from operating activities to net cash flows provided by financing activities during the year ended December 31, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or “SFAS No. 154,” which changes the accounting and reporting requirements for a change in accounting principle. APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” are superseded by SFAS No. 154 which requires the retrospective application to prior periods’ financial statements of changes in an accounting principle. SFAS No. 154 applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 also defines a restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in the first quarter of 2006 did not have an impact on our consolidated financial statements.

In October 2004, the American Job Creations Act of 2004 (the “Act”) was signed into law. The Act provides a deduction from income for qualified domestic production activities, which is being phased in from 2005 through 2010. The Act also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales. In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Production Activities Provided by the American Jobs Creation Act of 2004,” or “FSP No. FAS 109-1.” FSP No. FAS 109-1 provides guidance on the accounting implications of the Act related to the deduction for qualified domestic production activities. The deduction will be treated as a “special deduction” as described in SFAS No. 109. In May 2006, the Treasury and the Internal Revenue Service issued final regulations relating to the domestic production activities. Based on these regulations, during the year ended December 31, 2006, we recorded a tax benefit relating to this deduction in our effective tax rate of approximately $1.0 million (inclusive of $0.2 million related to the year ended December 31, 2005).

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” or “FSP No. FAS 109-2.” FSP No. FAS 109-2 provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act in income tax expense and deferred tax liability. The Act provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated from our controlled foreign corporations. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by our senior management and approved by the Board of Directors. During the third quarter of fiscal year 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the Act. During the fourth quarter of fiscal year 2005, we repatriated approximately $150.0 million in extraordinary dividends, as defined in the Act, and accordingly have recorded a tax liability of $9.3 million as of December 31, 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” or “SFAS No. 153,” which amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” or “APB No. 29.” The guidance in APB No. 29 is based on the underlying principle that the measurement of exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. However, APB No. 29 included certain exceptions to that principle, including a requirement that exchanges of similar productive assets should be recorded at the carrying amount of the asset relinquished. SFAS No. 153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance. Only nonmonetary exchanges in which an entity’s future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance. SFAS No. 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on our financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or “EITF No. 03-1.” EITF No. 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and disclosure requirements relating to those impairments. The adoption of EITF No. 03-1 in the first quarter of 2004 did not have an impact on our consolidated financial statements.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Reform Act”) was signed into law. The Medicare Reform Act expands Medicare, primarily by adding a prescription drug benefit for medicare-eligibles starting in 2006. The Medicare Reform Act provides employers currently providing postretirement prescription drug benefits with a range of options for coordinating with the new government-sponsored program potentially to reduce this benefit, including providing for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law (“sharing strategy”). In connection with the Medicare Reform Act, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” or “FSP No. FAS 106-2.” FSP No. FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

entitled to receive subsidies from the federal government beginning in 2006. FSP No. FAS 106-2, was adopted for periods beginning after July 1, 2004. Under FSP No. FAS 106-2, if a company concludes that its defined benefit postretirement benefit plan is actuarially equivalent to the Medicare Part D benefit, the employer should recognize subsidies from the federal government in the measurement of the accumulated postretirement benefit obligation (“APBO”) under SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions.” The resulting reduction of the APBO should be accounted for as an actuarial gain. On January 21, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released final regulations implementing major provisions of the Medicare Reform Act of 2003. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our postretirement benefit plan was expected to be actuarially equivalent from 2006 until 2023, before the impact of the sharing strategy. As a result, our 2005 postretirement benefit cost decreased by approximately $2.5 million. The APBO as of December 31, 2005 decreased by $37.1 million.

In December 2003, the U.S. SEC issued SAB No. 104, “Revenue Recognition,” or “SAB No. 104,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements,” or “SAB No. 101.” The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“FAQ”) issued with SAB No. 101. The adoption of SAB No. 104 in the first quarter of 2004 did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” or “FIN No. 46,” which amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and established standards for determining the circumstances under which a variable interest entity (“VIE”) should be consolidated with its primary beneficiary. FIN No. 46 also requires disclosure about VIEs that we are not required to consolidate but in which we have a significant variable interest. In December 2003, the FASB issued FIN No. 46R which made some revisions and replaced the original FIN No. 46. The adoption of FIN No. 46R in the first quarter of 2004 did not have an impact on our consolidated financial statements as we did not have any VIE’s.

Note 3. Impact of Implementation of the Blueprint for Growth Strategy

Restructuring Charges

Since the launch of our Blueprint for Growth Strategy, we have implemented Financial Flexibility Programs. Financial Flexibility is an ongoing process by which we seek to reallocate our spending from low-growth or low-value activities to other activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. With each program, we have incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income). These charges are incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility Programs.

For the years ended December 31, 2006, 2005 and 2004, the restructuring charges were recorded in accordance with SFAS No. 146. Under SFAS No. 146 the current period charge represents the liabilities incurred during the year for each of these obligations. The curtailment gains were recorded in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and the curtailment charges

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

were recorded in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

During the year ended December 31, 2006, we recorded a $23.4 million restructuring charge in connection with Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”), a $2.4 million net restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”) and a $0.3 million net restructuring curtailment gain in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The components of these charges and gains included:

•

Severance and termination costs of $13.0 million associated with approximately 175 employees related to the 2006 Financial Flexibility Program and $2.1 million associated with approximately 25 employees related to the 2005 Financial Flexibility Program. During the year ended December 31, 2006, approximately 200 positions and 25 positions were eliminated in conjunction with our 2006 Financial Flexibility Program and 2005 Financial Flexibility Program, respectively;

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

At December 31, 2006, all actions under these programs were substantially completed.

During the year ended December 31, 2005, we recorded a $30.8 million restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.1 million net restructuring gain in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•

Severance and termination costs of $23.3 million associated with approximately 425 employees related to the 2005 Financial Flexibility Program and $5.7 million associated with approximately 310 employees related to the 2004 Financial Flexibility Program. During the year ended December 31, 2005, approximately 370 positions and 340 positions were eliminated in conjunction with our 2005 Financial Flexibility Program and 2004 Financial Flexibility Program, respectively;

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $4.7 related to the 2005 Financial Flexibility Program;

•

Curtailment charges of $3.1 million related to our pension plans and an immediate reduction to ongoing pension income of $3.4 million related to the U.S. Qualified Plan resulting from employee actions for the 2005 Financial Flexibility Program. In accordance with SFAS No. 87 and SFAS No. 88, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations, and the pension plan was required to be re-measured which reduced our periodic pension income; and

•

Curtailment gains of $3.7 million and $5.8 million related to the U.S. postretirement benefit plan resulting from employee actions for the 2005 Financial Flexibility Program and 2004 Financial Flexibility Program, respectively. In accordance with SFAS No. 106, we were required to recognize

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

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

During the year ended December 31, 2004, approximately 650 employees (including 220 employees who transitioned to IBM as part of the outsourcing agreement discussed above) were terminated in connection with the 2004 Financial Flexibility Program.

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2006 Financial Flexibility Program.

	Severance and Termination	Pension Plan/ Postretirement Curtailment Charges (Gains)	Lease Termination Obligations and Other Exit Costs	Total
2006 Restructuring Charges
Charge Taken during First Quarter 2006	$4.6	$—	$—	$4.6
Payments during First Quarter 2006	(0.8)	—	—	(0.8)

Balance Remaining as of March 31, 2006	$3.8	$—	$—	$3.8

Charge Taken during Second Quarter 2006	$2.6	$—	$0.9	$3.5
Payments during Second Quarter 2006	(1.7)	—	(0.1)	(1.8)

Balance Remaining as of June 30, 2006	$4.7	$—	$0.8	$5.5

Charge Taken during Third Quarter 2006	$4.5	$—	$9.5	$14.0
Payments during Third Quarter 2006	(2.3)	—	(2.0)	(4.3)

Balance Remaining as of September 30, 2006	$6.9	$—	$8.3	$15.2

Charge Taken during Fourth Quarter 2006	$1.3	$—	$—	$1.3
Payments during Fourth Quarter 2006	(2.9)	—	(3.0)	(5.9)

Balance Remaining as of December 31, 2006	$5.3	$—	$5.3	$10.6

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2005 Financial Flexibility Program.

	Severance and Termination	Pension Plan/ Postretirement Curtailment Charges (Gains)	Lease Termination Obligations and Other Exit Costs	Total
2005 Restructuring Charges
Charge Taken during First Quarter 2005	$7.9	$—	$0.3	$8.2
Payments during First Quarter 2005	(2.4)	—	(0.2)	(2.6)

Balance Remaining as of March 31, 2005	$5.5	$—	$0.1	$5.6

Charge Taken during Second Quarter 2005	$8.2	$0.3	$0.8	$9.3
Payments/Pension Plan Curtailment Charge during Second Quarter 2005	(5.0)	(0.3)	(0.1)	(5.4)

Balance Remaining as of June 30, 2005	$8.7	$—	$0.8	$9.5

Charge Taken during Third Quarter 2005	$4.1	$0.1	$0.3	$4.5
Payments/Pension Plan Curtailment Charge during Third Quarter 2005	(6.8)	(0.1)	(0.3)	(7.2)

Balance Remaining as of September 30, 2005	$6.0	$—	$0.8	$6.8

Charge Taken during Fourth Quarter 2005	$3.1	$2.4	$3.3	$8.8
Payments/Pension Plan and Postretirement Curtailment, Net Charges during Fourth Quarter 2005	(2.2)	(2.4)	(3.1)	(7.7)

Balance Remaining as of December 31, 2005	$6.9	$—	$1.0	$7.9

Charge Taken during First Quarter 2006	$1.7	$—	$0.3	$2.0
Payments during First Quarter 2006	(2.7)	—	—	(2.7)

Balance Remaining as of March 31, 2006	$5.9	$—	$1.3	$7.2

Charge Taken during Second Quarter 2006	$0.3	$(0.1)	$—	$0.2
Payments/Pension Plan and Postretirement Curtailment, Net during Second Quarter 2006	(1.4)	0.1	(0.2)	(1.5)

Balance Remaining as of June 30, 2006	$4.8	$—	$1.1	$5.9

Charge Taken during Third Quarter 2006	$0.1	$—	$0.1	$0.2
Payments during Third Quarter 2006	(1.2)	—	—	(1.2)

Balance Remaining as of September 30, 2006	$3.7	$—	$1.2	$4.9

Charge Taken during Fourth Quarter 2006	$—	$—	$—	$—
Payments during Fourth Quarter 2006	(1.8)	—	(0.3)	(2.1)

Balance Remaining as of December 31, 2006	$1.9	$—	$0.9	$2.8

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2004 Financial Flexibility Program.

	Severance and Termination	Pension Plan/ Postretirement Curtailment Charges (Gains)	Lease Termination Obligations and Other Exit Costs	Total
2004 Restructuring Charges
Charge Taken during First Quarter 2004	$9.3	$—	$0.9	$10.2
Payments during First Quarter 2004	(3.8)	—	(0.9)	(4.7)

Balance Remaining as of March 31, 2004	$5.5	$—	$—	$5.5

Charge Taken during Second Quarter 2004	$7.5	$—	$0.5	$8.0
Payments/Pension Plan Curtailment Charge during Second Quarter 2004	(4.1)	—	—	(4.1)

Balance Remaining as of June 30, 2004	$8.9	$—	$0.5	$9.4

Charge Taken during Third Quarter 2004	$2.6	$—	$0.1	$2.7
Payments/Pension Plan Curtailment Charge during Third Quarter 2004	(7.1)	—	(0.4)	(7.5)

Balance Remaining as of September 30, 2004	$4.4	$—	$0.2	$4.6

Charge Taken during Fourth Quarter 2004	$9.0	$0.5	$1.6	$11.1
Payments/Pension Plan and Postretirement Curtailment, Net Charges during Fourth Quarter 2004	(6.2)	(0.5)	(1.1)	(7.8)

Balance Remaining as of December 31, 2004	$7.2	$—	$0.7	$7.9

Charge Taken during First Quarter 2005	$5.0	$(2.8)	$—	$2.2
Payments during First Quarter 2005	(3.6)	2.8	—	(0.8)

Balance Remaining as of March 31, 2005	$8.6	$—	$0.7	$9.3

Charge Taken during Second Quarter 2005	$0.1	$(2.9)	$—	$(2.8)
Payments/Postretirement Gain during Second Quarter 2005	(4.6)	2.9	(0.1)	(1.8)

Balance Remaining as of June 30, 2005	$4.1	$—	$0.6	$4.7

Charge Taken during Third Quarter 2005	$0.3	$(0.1)	$—	$0.2
Payments/Postretirement Gain during Third Quarter 2005	(3.0)	0.1	(0.1)	(3.0)

Balance Remaining as of September 30, 2005	$1.4	$—	$0.5	$1.9

Charge Taken during Fourth Quarter 2005	$0.3	$—	$—	$0.3
Payments during Fourth Quarter 2005	(0.8)	—	(0.2)	(1.0)

Balance Remaining as of December 31, 2005	$0.9	$—	$0.3	$1.2

Charge Taken during First Quarter 2006	$—	$(0.2)	$—	$(0.2)
Payments/Pension Plan and Postretirement Curtailment, Net during First Quarter 2006	(0.2)	0.2	(0.2)	(0.2)

Balance Remaining as of March 31, 2006	$0.7	$—	$0.1	$0.8

Charge Taken during Second Quarter 2006	$—	$(0.1)	$—	$(0.1)
Payments/Pension Plan and Postretirement Curtailment, Net during Second Quarter 2006	(0.2)	0.1	—	(0.1)

Balance Remaining as of June 30, 2006	$0.5	$—	$0.1	$0.6

Charge Taken during Third Quarter 2006	$—	$—	$—	$—
Payments during Third Quarter 2006	(0.2)	—	—	(0.2)

Balance Remaining as of September 30, 2006	$0.3	$—	$0.1	$0.4

Charge Taken during Fourth Quarter 2006	$—	$—	$—	$—
Payments during Fourth Quarter 2006	(0.1)	—		(0.1)

Balance Remaining as of December 31, 2006	$0.2	$—	$0.1	$0.3

Additionally, on January 9, 2007 we announced our 2007 Financial Flexibility Program (see Note 18 to our consolidated financial statements included in Item 8. of this Annual Report of Form 10-K).

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 4. Acquisitions

Open Ratings

During the first quarter of 2006, we acquired a 100% ownership interest in Open Ratings with cash on hand. Open Ratings is located in Waltham, Massachusetts. The results of Open Ratings’ operations have been included in our consolidated financial statements since the date of acquisition. Open Ratings provides web-based supply risk management solutions to leading manufacturing companies. We believe that the addition of Open Ratings’ solutions to our Supply Management Solutions product suite provides our customers with a more comprehensive supply management solution.

The transaction was valued at $8.3 million, inclusive of cash acquired of $0.4 million and $0.3 million of transaction costs recorded in accordance with SFAS No. 141, “Business Combinations,” or SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $1.6 million and $4.9 million, respectively. The goodwill was assigned to our U.S. segment. Of the $4.9 million in acquired intangible assets, $1.3 million was assigned to Open Ratings online reports, $1.1 million was assigned to backlog, $1.9 million was assigned to customer relationships and $0.6 million was assigned to technology. These intangible assets are subject to amortization with useful lives from two to seventeen years. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2006 is not material, and as such, pro forma results have not been presented.

We are in the process of finalizing the valuation of the acquired deferred tax asset in connection with the acquisition. As a result, the allocation of the purchase price is subject to future adjustment.

LiveCapital, Inc.

During the third quarter of 2005, we acquired a 100% ownership interest in LiveCapital, Inc., located in San Mateo, California, with cash on hand. The results of LiveCapital Inc.’s, operations have been included in our consolidated financial statements since the date of acquisition. LiveCapital, Inc. is a provider of online credit management software that enables users to manage the entire credit process within an enterprise-wide system. The acquisition is part of our ongoing effort to improve our customers’ access to our DUNSRight quality process, so that they can make confident business decisions.

The transaction was valued at $17.2 million, inclusive of cash acquired of $0.5 million and $0.3 million of transaction costs recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and an intangible asset of $11.9 million and $1.8 million, respectively. The goodwill was assigned to our U.S. segment. The intangible asset acquired for $1.8 million was related to module technology with a useful life of four years. During the year ended December 31, 2006, we recorded purchase accounting adjustments to goodwill of $0.8 million related to the fair value of deferred taxes acquired and $0.2 million related to the collection of assets acquired which were previously written-down. The acquisition would not have had a material impact on our results had the acquisition occurred at the beginning of 2005, and, as such, pro forma results have not been presented.

RIBES S.p.A.

During the fourth quarter of 2004, we acquired an additional 16% of RIBES S.p.A., a leading provider of business information to Italian banks, for $4.0 million, resulting in a 51% controlling interest at December 31, 2004. The transaction was funded with cash on hand.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

This RIBES S.p.A. acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141. The purchase price for controlling interest, together with the capitalized transaction costs allowed under SFAS No. 141, was allocated to the acquired assets and liabilities on the basis of their respective fair values. As a result, goodwill of $7.2 million was recognized and assigned to our International segment. No separately identifiable intangible assets were acquired. During the first quarter of 2004, we recorded a purchase accounting adjustment which reduced goodwill by $0.9 million. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2004 is not material, and as such, pro forma results have not been presented.

All the acquisitions noted above were stock acquisitions, and as a result there was no goodwill deductible for tax purposes.

Note 5. Income Taxes

Income before provision for income taxes consisted of:

	For the Years Ended December 31,
	2006	2005	2004
U.S.	$316.8	$314.8	$253.6
Non-U.S.	72.1	39.3	87.2

Income Before Provision for Income Taxes	$388.9	$354.1	$340.8

The provision (benefit) for income taxes consisted of:

	For the Years Ended December 31,
	2006	2005	2004
Current Tax Provision (Benefit):
U.S. federal	$69.8	$105.0	$81.2
State and local	13.7	12.4	12.2
Non-U.S.	16.4	(3.6)	25.3

Total current tax provision	99.9	113.8	118.7

Deferred Tax Provision (Benefit):
U.S. federal	31.3	15.4	11.5
State and local	6.2	2.8	0.3
Non-U.S.	9.4	1.6	(1.3)

Total deferred tax provision	46.9	19.8	10.5

Provision for Income Taxes	$146.8	$133.6	$129.2

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes.

	For the Years Ended December 31,
	2006	2005	2004
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal tax benefit	3.4	4.0	3.0
Non-U.S. taxes	(1.2)	(5.1)	(2.1)
Valuation allowance	0.5	0.2	0.5
Interest	0.3	1.6	2.3
Tax credits and deductions	(0.3)	(0.1)	(0.9)
Repatriation of foreign cash, including state taxes	—	2.6	—
Other	0.1	(0.4)	0.1

Effective Tax Rate	37.8%	37.8%	37.9%

Income taxes paid were approximately $61.9 million, $115.5 million and $74.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Income taxes refunded were approximately $7.1 million, $13.1 million, and $6.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred tax assets (liabilities) are comprised of the following:

	At December 31,
	2006	2005
Deferred Tax Assets:
Operating Losses	$51.7	$63.0
Fixed Assets	2.4	0.2
Intangibles	0.9	13.5
Restructuring Costs	3.6	4.0
Bad Debts	5.8	6.0
Accrued Expenses	7.5	13.9
Investments	15.6	16.4
Minimum Pension Liability (includes adoption of SFAS No. 158)	172.6	62.9
Other	—	0.9

Total Deferred Tax Assets	260.1	180.8
Valuation Allowance	(52.5)	(52.0)

Net Deferred Tax Assets	207.6	128.8

Deferred Tax Liabilities:
Postretirement Benefits	(89.8)	(76.3)
Tax Leasing Transactions	—	(1.0)
Other	(2.4)	—

Total Deferred Tax Liabilities	(92.2)	(77.3)

Net Deferred Tax Assets	$115.4	$51.5

We have not provided for U.S. deferred income taxes or foreign withholding taxes on $304.7 million of undistributed earnings of our non-U.S. subsidiaries as of December 31, 2006, since we intend to reinvest these earnings indefinitely. Additionally, we have not determined the tax liability if such earnings were remitted to the

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

U.S., as the determination of such liability is not practicable. See Note 1 to these consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for our significant accounting policy related to income taxes.

We have federal, state and local, and foreign tax loss carry forwards, the tax effect of which was $51.7 million as of December 31, 2006. Approximately $44.3 million of these tax benefits have an indefinite carry forward period. The remainder of $7.4 million expires at various times between 2008 and 2025.

We have established a valuation allowance against non-U.S. net operating losses in the amount of $35.8 million, $42.6 million and $43.4 million for the years ended December 31, 2006, 2005, and 2004, respectively, that in the opinion of our management, are more likely than not to expire before we can utilize them.

During the fourth quarter of fiscal year 2005, we repatriated approximately $150.0 million in extraordinary dividends, as defined in the American Jobs Creation Act, and accordingly have recorded a tax liability of $9.3 million as of December 31, 2005. See Note 2 to these consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Note 6. Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	At December 31,
	2006	2005
Debt Maturing Within One Year:
Fixed-Rate Notes	$—	$300.0
Other	0.1	0.8

Total Debt Maturing Within One Year	$0.1	$300.8

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of $0.6 million discount as of December 31, 2006)	$299.4	$—
Credit Facilities	159.5	—
Other	—	0.1

Total Debt Maturing After One Year	$458.9	$0.1

Fixed-Rate Notes

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our existing $300 million notes, bearing interest at a fixed annual rate of 6.625%, that matured on March 15, 2006. The 2011 notes of $299.4 million, net of $0.6 million discount, are recorded as “Long-Term Debt” in our consolidated balance sheet at December 31, 2006. The $300 million notes that matured on March 15, 2006 were recorded as “Short-Term Debt” at December 31, 2005.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

On September 30, 2005 and February 10, 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the above referenced debt issuance. These transactions were accounted for as cash flow hedges, and as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in “Accumulated Other Comprehensive Income.” In connection with the issuance of the 2011 notes, these interest rate derivative transactions were terminated, resulting in proceeds of approximately $5.0 million at the date of termination. The proceeds are recorded in “Accumulated Other Comprehensive Income” and are being amortized over the life of the 2011 notes. The weighted average interest rate on the long-term notes, including the benefit of the swaps was 6.21% on December 31, 2005. The notes and the fair value of the interest rate swaps were recorded as “Short-Term Debt” at December 31, 2005.

Credit Facilities

At December 31, 2006 and 2005, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which expires in September 2009. At December 31, 2006, we had $159.5 million of borrowings outstanding under this facility with a weighted average interest rate of 5.84%. We borrowed under our facility during the year ended December 31, 2006 primarily to fund our share repurchase program. We had not drawn on the facility and we did not have any borrowings outstanding under this facility at December 31, 2005. This facility also supports our commercial paper borrowings up to $300 million (limited by borrowed amounts outstanding under the facility). We had not borrowed under our commercial paper program as of December 31, 2006 and 2005. The facility requires the maintenance of interest coverage and total debt to earnings before income, taxes, depreciation and amortization ratios (each as defined in the agreement). We were in compliance with these requirements at December 31, 2006 and 2005.

Other

At December 31, 2006 and 2005, we had $0.1 million and $0.8 million, respectively, of capital lease obligations maturing within one year. At December 31, 2005, we had $0.1 million of capital lease obligations maturing after one year.

At December 31, 2006 and 2005, certain of our international operations had non-committed lines of credit of $14.9 million and $17.2 million, respectively. There were no borrowings outstanding under these lines of credit at December 31, 2006 and 2005. These arrangements have no material commitment fees and no compensating balance requirements.

At December 31, 2006 and 2005, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $5.6 million and $7.9 million, respectively.

Interest paid totaled $20.8 million, $19.0 million and $17.2 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Note 7. Financial Instruments with Off-Balance Sheet Risks

We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use short-term foreign exchange forward contracts to hedge short-term foreign currency-denominated loans, investments and certain third party and intercompany transactions and, from time-to-time, we have used foreign exchange option contracts to reduce our international earnings exposure to adverse changes in currency exchange rates. In addition, from time-to-time, we use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding fixed-rate notes and in anticipation of future debt issuance, as discussed under “Interest Rate Risk Management” below.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2006 and 2005, in our opinion, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at December 31, 2006 and 2005, due to the fact that we sell to a large number of customers in different geographical locations.

Interest Rate Risk Management

Our objective in managing exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps.

In connection with the $300 million, five-year, fixed-rate notes which matured in March 2006, we entered into fixed to floating (LIBOR rate indexed) interest rate swap agreements in the third quarter of 2001 with a notional principal amount totaling $100 million, and designated these swaps as fair-value hedges against the long-term, fixed-rate notes. The arrangement was considered a highly effective hedge, and therefore the accounting for these hedges has no impact on earnings. The changes in the fair value of the hedge and the designated portion of the notes were reflected in our consolidated balance sheets. In March 2006, we issued senior notes (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our existing $300 million notes, bearing interest at a fixed annual rate of 6.625%, which matured on March 15, 2006. The swap agreements also expired in March 2006 contemporaneous with the note repayment.

On September 30, 2005 and February 10, 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the above referenced debt issuance. These transactions were accounted for as cash flow hedges, and as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in “Accumulated Other Comprehensive Income.” In connection with the issuance of the 2011 notes, these interest rate derivative transactions were terminated, resulting in proceeds of approximately $5.0 million at the date of termination. The proceeds are recorded in “Accumulated Other Comprehensive Income” and will be amortized over the life of the 2011 notes.

At December 31, 2006 and 2005, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which expires in September 2009. At December 31, 2006 we had $159.5 million of floating-rate debt outstanding under this facility. At December 31, 2005, we had no floating-rate debt outstanding under this facility.

Foreign Exchange Risk Management

Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our International operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our International earnings and investments. We use short-term, foreign exchange forward and option contracts to implement our hedging strategies. Typically, these contracts have maturities of twelve months

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

or less. These contracts are executed with creditworthy institutions and are denominated primarily in the British pound sterling, the Euro and Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions hedge are recorded in “Other Income (Expense)—Net” in our consolidated financial statements and are essentially offset by the gains and losses on the underlying foreign currency transactions. In addition, the gains and losses on the forward contracts associated with net investment hedges, if any, are recorded as cumulative translation adjustment, a component of “Accumulated Other Comprehensive Income” in our consolidated financial statements.

As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term forward foreign exchange contracts. In addition, from time-to-time, we use foreign exchange option contracts to hedge certain foreign earnings and foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding forward exchange and option contracts are mark-to-market at the end of each quarter and are reflected within our consolidated financial statements.

At December 31, 2006, there were $25.4 million in option contracts outstanding and there was no gain or loss associated with these contracts. At December 31, 2006 and 2005, we had a notional amount of approximately $184.5 million and $212.1 million, respectively, of foreign exchange forward contracts outstanding that offset foreign currency denominated intercompany loans. Gains and losses associated with these contracts were $0.4 million and $0.9 million, respectively, at December 31, 2006, $0.2 million and $0.5 million, respectively, at December 31, 2005, and $0.4 million and $1.0 million, respectively, at December 31, 2004. In addition, at December 31, 2004, we had $91.9 million of foreign exchange forward contracts outstanding associated with our international investments. Losses associated with these contracts were $3.6 million at December 31, 2004. These contracts typically have various expiration dates within three months of entry into such contracts.

Fair Value of Financial Instruments

At December 31, 2006 and 2005, our financial instruments included cash and cash equivalents (including commercial paper investments), marketable securities, accounts receivable, other receivables, accounts payable, short-term and long-term borrowings and foreign exchange forward contracts.

At December 31, 2006 and 2005, the fair values of cash and cash equivalents, marketable securities, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair-value disclosures, determined based on third-party quotes from financial institutions, are as follows:

	2006		2005
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term debt	$—	$—	$300.0	$300.7

Long-term debt	$299.4	$300.0	$—	$—

Risk management contracts:
Interest rate derivative	$—	$—	$(0.8)	$(0.8)
Foreign exchange forwards (short-term)—Net	0.5	0.5	0.3	0.3

	$0.5	$0.5	$(0.5)	$(0.5)

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

In August 2000, in connection with our separation from Moody’s (see Note 13 to these consolidated financial statements included in Item 8 of this Annual Report on Form 10-K), we entered into a Rights Agreement with Computershare Limited, formerly known as EquiServe Trust Company, N.A., designed to:

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

We may redeem the rights, which expire on August 15, 2010, for $0.01 per right, under certain circumstances.

Note 9. Reconciliation of Weighted Average Shares

	For the Years Ended December 31,
	2006	2005	2004
	(Share data in millions)
Weighted average number of shares outstanding—basic	63.2	66.8	70.4
Dilutive effect of our stock incentive programs	1.9	2.6	2.7

Weighted average number of shares outstanding—diluted	65.1	69.4	73.1

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Stock-based awards to acquire 0.8 million, 0.1 million, and 0.1 million shares of common stock were outstanding at December 31, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire 10 years after the grant date.

Our share repurchases were as follows:

	For the Years Ended December 31,
	2006			2005			2004
Program	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
	(Share data in millions)
Share Repurchase Programs	5.1	(a)(b)	$375.0	3.2	(a)	$200.0	3.6	(c)	$200.0
Repurchases to mitigate the dilutive effect of the shares issued under our stock incentive programs and ESPP	3.8	(d)(e)	287.7	1.5	(d)	95.6	1.0	(d)	51.8

Total Repurchases	8.9		$662.7	4.7		$295.6	4.6		$251.8

(a)	Repurchased under a previously announced $500 million, two-year share repurchase program approved by our Board of Directors in February 2005. During the year ended December 31, 2006, we repurchased 4.2 million shares of common stock for $300.0 million. The program was completed in September 2006.
(b)	In August 2006, our Board of Directors approved a new $200 million, one-year share repurchase program which commenced in October 2006. During the year ended December 31, 2006, we repurchased 0.9 million shares of common stock for $75.0 million under this share repurchase program. We anticipate this program will be completed by October 2007.
(c)	Repurchased under the $200 million, one-year share repurchase program approved by our Board of Directors in February 2004.
(d)	In July 2003, we announced a three-year, six million share repurchase program to offset dilution under our stock incentive plans and employee stock purchase plan (“ESPP”). During the year ended December 31, 2006, we repurchased 2.7 million shares of common stock for $199.8 million. This program was completed in September 2006.
(e)	In August 2006, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. For the year ended December 31, 2006, we repurchased 1.1 million shares for $87.9 million under this new program.

Note 10. Pension and Postretirement Benefits

We offer substantially all of our U.S.-based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”). The defined benefit plan covers active and retired employees including retired individuals from spin-off companies (see Note 13 to these consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further discussion of spin-off companies). The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranges from 3% to 12.5%, based on age and service. Amounts allocated under the plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. We also maintain supplemental and excess plans in the United States (the “U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 69% and 14% of our pension obligation, respectively, at December 31, 2006. Our employees in certain of our international operations are also provided retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

In addition to providing pension benefits, we provide various health care and life insurance benefits for retired employees. U.S.-based employees, who retire with 10 years of vesting service after age 45, are eligible to receive benefits. Postretirement benefit costs and obligations are also determined actuarially.

Certain of our non-U.S.-based employees receive postretirement benefits through government-sponsored or administered programs.

On May 1, 2006, we added a new supplemental pension plan in the U.S. for certain key employees.

We use an annual measurement date of December 31 for our U.S. and Canada plans and November 30 for other non-U.S. plans.

On December 31, 2006, we adopted SFAS No. 158 which requires the recognition of the underfunded or overfunded status of defined benefit postretirement plans (other than multi-employer plans) as an asset or a liability in the statement of financial position. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of “Accumulated Other Comprehensive Income” in shareholders’ equity. Additional minimum pension liabilities and related intangible assets are derecognized upon adoption of the new standard. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position, with limited exceptions. The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006.

	Before Application of SFAS No. 158	SFAS No. 158 Adjustment	After Application of SFAS No. 158
Prepaid Pension Costs	$482.2	$(283.2)	$199.0
Deferred Income Tax	$(1.2)	$107.3	$106.1
Other Non-Current Assets	$47.1	$(10.2)	$36.9
Accrued Payroll	$110.6	$18.4	$129.0
Pension and Postretirement Benefits	$438.1	$(21.8)	$416.3
Accumulated Other Comprehensive Income	$(270.3)	$(182.7)	$(453.0)

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Benefit Obligation and Plan Assets

The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also reconciles the funded status of these obligations to the amounts reflected in our financial statements, and identifies the line items in our consolidated balance sheets where the related assets and liabilities are recorded.

	Pension Plans		Postretirement Benefits
	2006	2005	2006	2005
Change in Benefit Obligations:
Benefit obligation at January 1	$(1,638.2)	$(1,572.1)	$(96.8)	$(123.2)
Service cost	(19.0)	(16.8)	(0.7)	(1.1)
Interest cost	(87.7)	(87.8)	(5.1)	(4.8)
Benefits paid	97.9	97.3	21.3	20.7
Direct subsidies received	—	—	(2.5)	—
Plan amendment	(4.5)	(1.1)	—	(8.1)
Impact of curtailment gain (loss)	—	7.5	0.1	—
Plan participant contributions	(0.7)	(0.9)	(6.9)	(6.0)
Actuarial gain (loss)	(61.7)	(46.8)	(3.1)	25.7
Assumption change	65.0	(33.6)	2.4	—
Effect of changes in foreign currency exchange rates	(27.8)	16.1	—	—

Benefit obligation at December 31	$(1,676.7)	$(1,638.2)	$(91.3)	$(96.8)

Change in Plan Assets:
Fair value of plan assets at January 1	$1,404.9	$1,366.7	$—	$—
Actual return on plan assets	175.5	112.6	—	—
Employer contributions	33.7	32.8	11.9	14.7
Direct subsidies received	—	—	2.5	—
Plan participant contributions	0.7	0.9	6.9	6.0
Benefits paid	(97.9)	(97.3)	(21.3)	(20.7)
Effect of changes in foreign currency exchange rates	17.8	(10.8)	—	—

Fair value of plan assets at December 31	$1,534.7	$1,404.9	$—	$—

	Pension Plans		Postretirement Benefits
	At December 31,
	2006	2005	2006	2005
Reconciliation of Funded Status to Total Amount Recognized:
Funded status of plan	$(142.0)	$(233.3)	$(91.3)	$(96.8)
Unrecognized actuarial loss (gain)	—	597.0	—	(28.6)
Unrecognized prior service cost	—	12.5	—	(24.0)

Net amount recognized	$(142.0)	$376.2	$(91.3)	$(149.4)

Amounts Recognized in the Consolidated Balance Sheets:
Prepaid pension costs	$199.0	$470.8	$—	$—
Accrued pension and postretirement benefits	(323.4)	(281.4)	(78.5)	(137.9)
Accrued payroll	(17.6)	—	(12.8)	(11.5)
Intangible assets	—	11.1	—	—
Accumulated other comprehensive income	N/A	175.7	N/A	N/A

Net amount recognized	$(142.0)	$376.2	$(91.3)	$(149.4)

Accumulated Benefit Obligation	$1,601.9	$1,583.6	N/A	N/A

Increase in minimum pension liability included in Accumulated Other Comprehensive Income—net of tax of $3.6 and $3.2 at December 31, 2006 and 2005, respectively	$7.0	$5.6	N/A	N/A

Amount Recognized in accumulated other comprehensive income associated with SFAS No. 158 adoption consists of:
Actuarial (gain) loss	$503.8	N/A	$(26.1)	N/A
Prior service cost (credit)	14.9	N/A	(16.2)	N/A

Total amount recognized	$518.7	N/A	$(42.3)	N/A

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Grantor Trusts are used to fund the U.S. Non-Qualified Plans. At December 31, 2006 and 2005, the balances in these trusts were approximately $9.2 million and $13.6 million, respectively, included as components of “Other Non-Current Assets” in the consolidated balance sheets.

As of December 31, 2006 and 2005, our pension plans have an aggregate of $503.8 million and $597.0 million, respectively, of actuarial losses that have not yet been included in net periodic benefit cost. These losses represent the cumulative effect since the inception of SFAS No. 87 of demographic and investment experience, as well as assumption changes that have been made in measuring the plans’ liabilities. The deferred asset gain or loss is not yet reflected in the market-related value of plan assets is excluded in determining the loss amortization. At December 31, 2006 and 2005, our pension plans had approximately $67.4 million of deferred asset gain and $20.3 million of deferred asset loss which is excluded from determining the loss amortization. The remaining loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the inactive participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from 11 to 18 years for the U.S. plans and 10 to 37 years for the non-U.S. plans. For certain of our non-U.S. plans, almost all of the plan participants are inactive. In addition, the postretirement benefit plan had a $26.1 million and $28.6 million of actuarial gain as of December 31, 2006 and 2005, respectively. It will be amortized into expense in the same manner as described above. The amortization period approximates 10 years.

Underfunded or Unfunded Accumulated Benefit Obligations

At December 31, 2006 and 2005, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation were as follows:

	2006	2005
Accumulated benefit obligation	$464.2	$424.3
Fair value of plan assets	162.4	143.3

Unfunded Accumulated Benefit Obligation	$301.8	$281.0

Projected Benefit Obligation	$502.3	$453.0

The underfunded or unfunded accumulated benefit obligations at December 31, 2006 consisted of $212.9 million and $88.9 million related to our U.S. Non-Qualified Plans and non-U.S. defined benefit plans, respectively. The underfunded or unfunded accumulated benefit obligations at December 31, 2005 consisted of $228.2 million and $52.8 million related to our U.S. Non-Qualified Plans and non-U.S. defined benefit plans, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Net Periodic Pension Costs

The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations:

	Pension Plans			Postretirement Benefits
	For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Cost:
Service cost	$19.0	$16.7	$14.7	$0.7	$1.1	$0.9
Interest cost	87.7	87.8	86.1	5.1	4.8	7.6
Expected return on plan assets	(113.5)	(119.2)	(126.8)	—	—	—
Amortization of prior service cost	2.3	2.8	2.9	(7.5)	(10.6)	(11.4)
Recognized actuarial loss (gain)	31.5	25.2	11.4	(1.8)	(1.0)	(0.1)

Net Periodic (Income) Cost	$27.0	$13.3	$(11.7)	$(3.5)	$(5.7)	$(3.0)

Estimated 2007 amortization from Accumulated Other Comprehensive Income
Actuarial loss (gain)	$27.0	N/A	N/A	$(1.8)	N/A	N/A
Prior service cost	1.7	N/A	N/A	(7.5)	N/A	N/A

Total	$28.7	N/A	N/A	$(9.3)	N/A	N/A

In addition, we incurred a curtailment charge of $3.1 million and $1.3 million for our pension plans for the years ended December 31, 2005 and 2004, respectively. Also, we recognized a curtailment gain of $0.4 million, $9.5 million and $3.7 million for our postretirement benefit plan for the years ended December 31, 2006, 2005 and 2004, respectively.

We apply our long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension expense. The market-related value of assets recognizes short-term fluctuations in the fair value of assets over a period of five years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost, as provided under SFAS No. 87. Since the market-related value of assets recognizes gains or losses over a five-year-period, the future value of assets will be impacted as previously deferred gains or losses are amortized. At December 31, 2006 and 2005, the market-related value of assets of our pension plans was $1,467.3 million and $1,425.2 million, respectively, compared with the fair value of the plan assets of $1,534.7 million and $1,404.9 million, respectively.

The following table sets forth the assumptions we used to determine our pension plan and postretirement benefit plan obligations for December 31, 2006 and 2005.

	Pension Plans		Postretirement Benefits
	2006	2005	2006	2005
Weighted average discount rate	5.63%	5.43%	5.64%	5.30%
Weighted average rate of compensation increase	3.68%	3.66%	N/A	N/A
Cash balance accumulation/conversion rate	4.75%	4.75%	N/A	N/A

The following table sets forth the assumptions we used to determine net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004.

	Pension Plans			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted average discount rate	5.38%	5.63%	5.98%	5.30%	5.08%	6.00%
Weighted average expected long-term return on plan assets	7.95%	8.41%	8.66%	N/A	N/A	N/A
Weighted average rate of compensation increase	3.65%	3.66%	3.65%	N/A	N/A	N/A
Cash balance accumulation/conversion rate	4.75%	5.00%	5.00%	N/A	N/A	N/A

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The expected long-term rate of return assumption was 8.25%, 8.50% and 8.75% for the years ended December 31, 2006, 2005 and 2004, respectively, for the U.S. Qualified Plan, our principal pension plan. For the year ended December 31, 2007, we will continue to apply an 8.25% expected long-term rate of return assumption to the U.S. Qualified Plan. This assumption is based on the plan’s 2007 target asset allocation of 65% equity securities, 29% debt securities and 6% real estate. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans.

	Asset Allocations		Target Asset Allocations
	For the Years Ended December 31,		For the Years Ended December 31,
	2006	2005	2006	2005
Equity securities	65%	67%	65%	65%
Debt securities	29%	26%	30%	29%
Real estate	6%	7%	5%	6%

Total	100%	100%	100%	100%

The U.S. Qualified Plan, our principal plan, employs a total return investment approach in which a mix of equity, debt and real estate investments are used to maximize the long-term return on plan assets at a prudent level of risk. The plan’s target asset allocation is 65% equity securities (range of 60% to 70%), 29% debt securities (range of 24% to 34%) and 6% real estate (range of 3% to 9%). The plans actual allocation is controlled by periodic rebalancing back to target. Plan assets are invested using a combination of active and passive (indexed) investment strategies. Active strategies employ multiple investment management firms.

The plan’s equity securities are diversified across U.S. and non-U.S. stocks. The active investment managers employ a range of investment styles and approaches that are combined in a way that compensates for capitalization and style biases versus benchmark indices. The plan’s debt securities are diversified principally among securities issued or guaranteed by the U.S. government or its agencies, mortgage-backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the U.S. by non-U.S. banks and corporations. Generally, up to 10% of the actively managed debt securities may be invested in securities rated below investment grade. The plan’s real estate investments are made through a commingled equity real estate fund of U.S. properties diversified by property type and geographic location.

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

We use the discount rate to measure the present value of pension plan obligations and postretirement health care obligations at year-end as well as to calculate next year’s pension income or cost. It is derived by using a

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

yield curve approach which matches projected plan benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The rate is adjusted at each remeasurement date, based on the factors noted above.

We expect to contribute $26.6 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $12.8 million to our postretirement benefit plan for the year ended December 31, 2007. We do not expect to contribute to the U.S. Qualified Plan.

The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2016. Actual benefit payments may differ from expected benefit payments. These amounts are reflected net of expected plan participant contributions.

	Pension Plans	Postretirement Benefits
		Gross Expected Benefit Payment	Gross Expected Subsidy	Net Expected Benefit Payment
2007	$91.9	$15.5	$2.7	$12.8
2008	$88.8	$14.8	$2.9	$11.9
2009	$89.4	$14.2	$3.1	$11.1
2010	$93.4	$13.7	$3.4	$10.3
2011	$101.9	$13.1	$3.5	$9.6
2012-2016	$521.7	$57.5	$18.8	$38.7

For measurement purposes, a 13.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2007. The rate is assumed to decrease gradually to 5.0% by 2015 and remain at that level thereafter.

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

	1% Point
	Increase	Decrease
Benefit obligation at end of year	$0.6	$—
Service cost plus interest cost	$0.1	$—

In the fourth quarter of 2003, an amendment was made to D&B’s Postretirement Benefit Plan and starting January 1, 2004, we began to limit the amount of our insurance premium contribution based on the amount we contributed for the year ended December 31, 2003 per retiree. This change reduced our postretirement benefit obligation by approximately $71.4 million. This non-cash reduction is being amortized over five to six years, which started in 2004. This change has reduced the annual postretirement benefit costs by approximately $9.0 million for the year ended December 31, 2006 and $11.0 million for the years ended December 31, 2005 and 2004.

On December 8, 2003, the Medicare Reform Act was signed into law. The Act expanded Medicare, primarily by adding a prescription drug benefit for medicare-eligibles starting in 2006. The Act provides employers currently providing postretirement prescription drug benefits with a range of options for coordinating with the new government-sponsored program to potentially reduce this benefit, including providing for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. In connection with the Medicare Reform Act, the FASB issued FSP No. FAS 106-2, which provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and were therefore entitled to receive subsidies from the federal government beginning in 2006.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Under the FSP No. FAS 106-2, if a company concludes that its defined benefit postretirement benefit plan is actuarially equivalent to the Medicare Part D benefit, the employer should recognize subsidies from the federal government in the measurement of the accumulated postretirement benefit obligation (“APBO”) under SFAS No. 106. The resulting reduction of the APBO should be accounted for as an actuarial gain. We adopted FSP No. FAS 106-2 for periods beginning after July 1, 2004.

On January 21, 2005, the CMS released final regulations implementing major provisions of the Medicare Reform Act of 2003. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we assessed the financial impact of the regulations and concluded that our postretirement benefit plans qualify for the direct subsidies in 2006 until 2023 and that APBO decreased by $37.1 million, including the $33.1 million related to the subsidy and $4.0 million related to the impact of the future participant opt-out assumption as participants seek more affordable drug coverage under the Medicare Part D benefit. Of the $37.1 million, $31.3 million was reflected in our December 31, 2004 results and the remaining balance was reflected in our December 31, 2005 results. As a result of the implementation of Medicare Reform Act, postretirement benefit cost decreased by approximately $2.9 million, $2.5 million and $1.3 million, including the reduction in interest cost of $1.9 million, $1.8 million and $1.1 million, for the years ended December 31, 2006, 2005 and 2004, respectively, and the increase in recognized actuarial gain of $1.0 million, $0.7 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In the fourth quarter of 2005, we communicated to our retirees we would share 25% of the projected federal subsidies with the retirees starting in fiscal year 2006. In the future, we may consider increasing our sharing percentage as necessary in order to ensure our retiree prescription drug plan remains actuarially equivalent and continues to qualify for federal subsidies. The impact of sharing was accounted for in accordance with FSP No. FAS 106-2. As a result, our APBO increased by approximately $1.5 million and as a result of such increase, our 2006 annual postretirement benefit income decreased by approximately $0.8 million.

Effective, April 1, 2004, an amendment was made to the UK final pay defined benefit pension plan. After the amendment, the final pay defined benefit plan was closed to new participants. Under the revised defined benefit plan, the method used to accrue pension benefits is based on career average salary, which would reduce plan members’ future benefit. Existing participants in the revised defined benefit plan are required to increase their contributions. Existing participants under the defined benefit plan also have the option to participate in a defined contribution plan which will offer enhanced benefits.

Profit Participation Plan

We have a profit participation plan covering substantially all U.S. employees that provides for an employee salary deferral contribution and employer contributions. Employees may contribute up to 50% of their pay on a pre-tax basis subject to IRS limitations. In addition, employees age 50 or older are allowed to contribute additional pre-tax “catch-up” contributions. We contribute an amount equal to 50% of an employee’s first 6% of contributions, up to a maximum of 3% of the employee’s salary. We also made contributions to the plan if certain financial performance objectives are met, based on performance over a one-year period (“Supplemental Match”). The Supplemental Match provision was eliminated in 2006. We recognized expense associated with our employer contributions to the plan of $7.0 million, $7.4 million, and $10.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 11. Employee Stock Plans

On January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective method. Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations in accounting for our programs.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Accordingly, no compensation cost was recognized for grants under the stock option programs and ESPP prior to January 1, 2006.

Under the Modified Prospective method, compensation cost associated with the stock option programs recognized for the year ended December 31, 2006 includes (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for stock options granted subsequent to January 1, 2006, based on the grant-date fair value under SFAS No. 123R. SFAS No. 123R also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reductions in expense as they occur. As a result, we have adjusted for this cumulative effect and recognized a pre-tax reduction in stock-based compensation of $0.5 million related to our restricted stock and restricted stock unit programs during the first quarter of 2006. As required under the Modified Prospective method, results for prior periods have not been restated.

As a result of the adoption of SFAS No. 123R, our results for the year ended December 31, 2006 included incremental stock-based compensation expense of $13.1 million, net of a pre-tax reduction in stock-based compensation expense of $0.5 million related to the accumulated effect of forfeiture assumptions on our restricted stock and restricted stock unit programs. Therefore, as a result of our adoption of SFAS No. 123R, our income before provision for income taxes and our net income for the year ending December 31, 2006 were reduced by $13.1 million and $8.2 million, respectively. The impact of the adoption on basic and diluted earning per share in 2006 was $0.13 per share and $0.12 per share, respectively. The total stock-based compensation expense recognized for the years ending December 31, 2006, 2005 and 2004 was $20.8 million, $11.9 million and $10.9 million, respectively. The total tax benefit associated with our stock-based compensation programs was $7.0 million, $4.6 million and $4.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

For periods prior to the adoption of SFAS No. 123R, the following table summarizes the pro forma effect of stock-based compensation on net income and net income per share as if the fair value expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” had been adopted.

	For the Years Ended December 31,
	2005	2004
Reported Net Income	$221.2	$211.8
Add: Stock compensation cost under the intrinsic value method, included in net income, net of tax benefits	7.3	6.7
Deduct: Total stock compensation cost under fair value method for all awards, net of tax benefits	(17.5)	(17.2)

Pro forma Net Income	$211.0	$201.3

Basic EPS:
As reported	$3.31	$3.01
Pro forma	$3.16	$2.86
Diluted EPS:
As reported	$3.19	$2.90
Pro forma	$3.04	$2.75

Our practice has been to settle all awards issued under the stock incentive plans and ESPP through the issuance of treasury shares. In addition, we have in place share repurchase programs to mitigate the dilutive effect of the shares issued under these plans.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Stock Incentive Plans

The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (“2000 SIP”) and Non-Employee Directors’ Stock Incentive Plan (“2000 DSIP”) allow for the granting of stock-based awards, such as, but not limited to, stock options, restricted stock and restricted stock units, to certain employees and non-employee directors. The 2000 SIP and 2000 DSIP provide for the granting of up to 9.7 million and 0.3 million shares of our common stock, respectively. At December 31, 2006, 2005 and 2004, 2,557,155 shares, 3,036,082 shares, and 3,532,036 shares of our common stock, respectively, were available for future grants under the 2000 SIP and 21,187 shares, 75,089 shares, and 114,847 shares of our common stock, respectively, were available for future grants under the 2000 DSIP.

Stock Option Programs

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

For stock options granted prior to the adoption of SFAS No. 123R, compensation expense is recognized on a straight-line basis over the vesting period. For stock options granted after the adoption of SFAS No. 123R, the compensation expense is recognized on a straight-line basis over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved. The total compensation expense and associated tax benefit related to our stock option programs for the year ended December 31, 2006 was $12.7 million and $4.7 million, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	2006	2005	2004
Expected stock price volatility	23%	30%	30%
Expected dividends	0%	0%	0%
Expected terms (in years)	6.22	6.90	7.00
Weighted average risk-free interest rate	4.61%	4.19%	3.83%
Weighted average fair value of options granted	$24.72	$25.14	$21.66

Expected volatilities are derived from the historical volatility of our common stock. Beginning in 2006, the expected term was determined using the simplified method for estimating expected option life, as prescribed under SAB No. 107. Prior to 2006, the expected term was estimated using historical patterns and management’s judgment. The risk-free interest rate for the corresponding expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Changes in stock options for the three years ended December 31, 2006 are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	9,203,120	$25.25
Granted	816,286	$53.75
Exercised	(877,619)	$16.68
Forfeited or expired	(841,314)	$32.01

Outstanding at December 31, 2004	8,300,473	$28.20

Granted	632,908	$61.17
Exercised	(2,764,625)	$21.79
Forfeited or expired	(428,131)	$39.96

Outstanding at December 31, 2005	5,740,625	$34.05

Granted	474,170	$71.69
Exercised	(1,743,546)	$28.08
Forfeited or expired	(542,427)	$47.08

Outstanding at December 31, 2006	3,928,822	$39.43	5.8	$170.4

Exercisable and unvested expected to vest at December 31, 2006	3,709,557	$38.48	5.6	$164.4
Exercisable at December 31, 2006	2,454,046	$31.15	4.7	$126.7

Stock options outstanding at December 31, 2006 were originally granted during the years 1997 through 2006 and are exercisable over periods ending no later than 2016. At December 31, 2005 and 2004, stock options for 3,115,172 shares and 3,991,434 shares of our common stock, respectively, were exercisable.

The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $81.6 million and includes D&B stock options exercised by both D&B and Moody’s employees. See Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further discussion on the separation of D&B and Moody’s Corporation in September 2000.

The annual award of stock options to employees is generally granted in February of the following year, after the approval of the compensation program and Business Plan. For the years ended December 31, 2006, 2005 and 2004, the annual stock options awarded to employees were 297,500, 358,500 and 470,400 at an exercise price of $88.04, $71.28 and $60.54, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$12.91–$ 16.89	405,490	2.2 Years	$15.08	405,490	$15.08
$23.72–$ 27.94	775,480	4.0 Years	$23.86	775,480	$23.86
$31.36–$ 35.81	898,485	5.9 Years	$34.12	403,251	$34.01
$36.16–$ 42.05	636,608	5.2 Years	$36.91	555,997	$36.43
$48.07–$ 59.86	343,506	7.2 Years	$53.53	180,934	$53.60
$60.54–$ 67.98	456,183	8.3 Years	$61.52	132,307	$61.38
$70.74–$ 77.35	413,070	9.2 Years	$71.83	587	$73.71

Total	3,928,822			2,454,046

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Total unrecognized compensation cost related to nonvested stock options at December 31, 2006 was $16.4 million. This cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of stock options vested during the year ended December 31, 2006 was $15.5 million.

Cash received from the exercise of D&B stock options for the year ended December 31, 2006 was $45.4 million. The expected tax benefit associated with the tax deduction from the exercise of stock options totaled $45.7 million for the year ended December 31, 2006. The expected tax benefit includes both D&B and Moody’s stock options exercised by D&B employees.

The 2000 SIP and 2000 DSIP plans also provide for the granting of stand-alone stock appreciation rights (“SARs”) and limited stock appreciation rights (“LSARs”) in tandem with stock options to certain key employees and non-employee directors.

SARs generally vest in three equal installments, beginning on the third anniversary of the grant and generally expire 10 years from the date of grant. At December 31, 2006, 2005, and 2004, 5,384, 10,918 and 17,736 SARs were outstanding, respectively, and we have recognized the associated compensation expense of $0.1 million, $0.1 million, and $0.5 million within “Operating Costs” for the years ended December 31, 2006, 2005 and 2004, respectively. Compensation expense for SARs is measured as the amount by which the quoted market value of our common stock exceeds the grant price at each reporting date. The compensation expense is recognized proportionally over the vesting period. The total intrinsic value of SARs exercised during the year ended December 31, 2006 was $0.5 million. The expected tax benefit associated with the tax deduction from the exercise of SARs was not significant during the year ending December 31, 2006. Subsequent to the year ended December 31, 2003, no SARs have been granted.

At December 31, 2006, 2005 and 2004, 1,057,840, 1,087,840 and 3,685,680 LSARs attached to stock options were outstanding, respectively. Outstanding LSARs are exercisable only if, and to the extent that, the related option is exercisable, and only upon the occurrence of specified contingent events. Subsequent to the year ended December 31, 2005, LSARs are no longer being granted by the company.

Restricted Stock and Restricted Stock Unit Programs

The adoption of SFAS No. 123R did not change our accounting for restricted stock and restricted stock units. The compensation expense associated with our restricted stock and restricted stock units has been included in net income. The fair value of restricted stock and restricted stock units is determined based on the average of high and low trading prices of our common stock on the date of grant.

Beginning in 2004, certain employees were provided an opportunity to receive an award of restricted stock or restricted stock units in the future. That award is contingent on performance against the same goals that drive payout under the annual cash incentive plan. The restricted stock or restricted stock units will be granted, if at all, after the one-year performance goals have been met and will then vest over a three-year period on a graded basis. Compensation expense associated with these grants is recognized on a graded-vesting basis over four years, including the performance period.

Prior to 2004, restricted stock and restricted stock unit grants to employees generally vest on a cliff basis over three years of service. Compensation expense associated with these awards are generally recognized on a straight-line basis over three years.

In addition, from time-to-time, in order to attract and retain executive talent, the company issues special grants of restricted stock or restricted stock units. These grants generally vest over a three-year period on a graded basis. Compensation expense associated with these grants is recognized on a straight-line basis over the life of the award.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Our non-employee directors receive grants of restricted stock units as part of their annual equity retainer. These grants vest on a cliff basis three years from the date of grant. Compensation expense associated with these awards is generally recognized in the year the award is granted.

Total compensation expense associated with restricted stock, restricted stock units and restricted stock opportunity was $7.1 million (net of $0.5 million related to the accumulated effect of forfeiture assumptions), $11.8 million and $10.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The expected total tax benefit associated with restricted stock, restricted stock units and restricted stock opportunity was $2.3 million, $4.5 million and $4.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

A summary of the status of our nonvested restricted stock and restricted stock units as of December 31, 2006 is presented below:

Restricted Stock/Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested shares at December 31, 2003	220,446	$32.57
Granted	9,231	$54.09
Vested	(45,318)	$25.62
Forfeited	(17,080)	$35.29

Nonvested shares at December 31, 2004	167,279	$35.36	1.1	$10.0
Granted	368,668	$60.60
Vested	(90,295)	$48.26
Forfeited	(42,888)	$53.44

Nonvested shares at December 31, 2005	402,764	$53.64	1.6	$27.0
Granted	305,670	$71.31
Vested	(137,355)	$45.58
Forfeited	(114,320)	$65.60

Nonvested shares at December 31, 2006	456,759	$64.90	1.7	$37.8

The annual restricted stock and restricted stock units awarded to employees are generally granted in February following the conclusion of the fiscal year for which the performance-based restricted stock opportunity goals were measured and attained. For the years ended December 31, 2006, 2005 and 2004, the annual restricted stock and restricted stock units awarded to employees were 156,472 shares, 209,456 shares and 352,089 shares, respectively.

Total unrecognized compensation cost related to nonvested restricted stock and restricted stock units at December 31, 2006 was $16.7 million. This cost is expected to be recognized over a weighted average period of 2.6 years.

The total fair value of restricted stock and restricted stock units vesting during the years ended December 31, 2006, 2005 and 2004 was $9.8 million, $5.6 million and $2.3 million, respectively. The expected tax benefit associated with the tax deduction from the vesting of restricted stock and restricted stock units totaled $3.8 million, $2.2 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan

Under The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (“ESPP”) we are authorized to sell up to 1.5 million shares of our common stock to our eligible employees of which 823,289 remain available for future purchases at the year ended December 31, 2006.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Under the terms of the ESPP, our employees can purchased our common stock at a 15% discount from market value, subject to certain limitations as set forth in the ESPP. The purchase price of the stock on the date of purchase is 85% of the average high and low sale prices of our shares on the New York Stock Exchange on the last trading day of the month. Under the ESPP, we sold 82,825, 94,161 and 97,295 shares to employees for the years ended December 31, 2006, 2005 and 2004, respectively. The total compensation expense related to our ESPP for the year ended December 31, 2006 was $0.9 million. Cash received from employees participating in the ESPP for the year ended December 31, 2006 was $5.1 million.

Note 12. Lease Commitments and Contractual Obligations

Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three years. These computer and other equipment leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable and non-cancelable) were $33.9 million, $26.6 million and $32.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In July 2002, we outsourced certain technology functions to CSC under a 10-year agreement, which we may terminate for a fee at any time and under certain other conditions. Under the terms of the agreement, CSC is responsible for the data center operations, technology help desk and network management functions in the U.S. and UK and for certain application development and maintenance through July 31, 2012. The obligation under the contract is based on our historical and expected future level of usage and volume. If our future volume changes, payments under the contract could vary up or down based on specified formulas. Charges are subject to increases to partially offset inflation. We incurred costs of $76.1 million, $65.4 million and $63.0 million under this contract for the years ended December 31, 2006, 2005 and 2004, respectively.

In December 2003, we signed a three-year agreement with ICT Group, Inc. (“ICT”), effective January 2004, to outsource certain marketing call center activities, which contains a renewal option for up to a one year period. We elected to renew for such one year period. Under the terms of the agreement, ICT will be responsible for performing certain marketing and credit-calling activities previously performed by D&B’s own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year. We incurred costs of $4.1 million, $5.2 million and $5.6 million under this contract for the years ended December 31, 2006, 2005 and 2004, respectively.

In October 2004, we signed a seven-year outsourcing agreement with IBM. Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery, customer service, and financial processes to IBM. We may terminate this agreement for a fee at any time. We incurred costs of $25.5 million, $24.4 million and $2.2 million under this contract for the years ended December 31, 2006, 2005 and 2004, respectively.

In July 2006, we signed new product and technology outsourcing agreements with Acxiom Corporation that will significantly increase the speed, data processing capacity and matching capabilities we provide our U.S. sales and marketing customers. We incurred fulfillment costs of $1.5 million for the year ended December 31, 2006.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table quantifies our future contractual obligations as discussed above as of December 31, 2006.

Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases	$33.9	$27.3	$23.7	$18.4	$16.6	$47.1	$167.0
Obligations to Outsourcers	$95.5	$93.3	$92.6	$88.8	$84.7	$45.9	$500.8

The table above excludes pension obligations in which funding requirements are uncertain and excludes long-term contingent liabilities. Our obligations with respect to pension and postretirement medical benefit plans are described in Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. Our long-term contingent liabilities with respect to tax and legal matters are discussed in Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. Our obligations with respect to senior notes and credit facilities are discussed in Note 6 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. Our obligations with respect to spin-off obligations are discussed in Note 15 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Note 13. Contingencies

We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we have recorded reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to the probability of the outcome and/or amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly. It is possible that the ultimate resolution of our liabilities and contingencies could be at amounts that are different from our currently recorded reserves and that such differences could be material.

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

In November 1996, the Company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin-off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin-off by D&B1 of its stock in ACNielsen and Cognizant. In June 1998, D&B1 separated through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/D&B1”), and a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin-off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Annual Report on Form 10-K as “Moody’s/D&B2”), a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Annual Report on Form 10-K as “D&B”) (the “2000 Distribution”).

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

As of the end of 2005, settlement agreements have been executed with the IRS with respect to the Legacy Tax Matters previously referred to in our SEC filings as “Utilization of Capital Losses” and “Royalty Expense Deductions.” With respect to the Utilization of Capital Losses matter, the settlement agreement resolved the matter in its entirety. For the Royalty Expense Deductions matter, the settlement covered tax years 1995 and 1996, which represented approximately 90% of the total potential liability to the IRS, including penalties. We believe we are adequately reserved for the remaining exposure. In addition, with respect to these two settlement agreements, we believe that IMS and NMR did not pay their allocable share to the IRS under applicable agreements. Under our agreement with Donnelley/D&B1, we and Moody’s were each required to cover the shortfall, and each of us paid to the IRS approximately $12.8 million in excess of our respective allocable shares. We were unable to resolve our dispute with IMS and NMR through the negotiation process contemplated by our agreements, and so we commenced arbitration to enforce our rights and collect amounts owed by IMS and NMR with respect to the Utilization of Capital Losses matter. We may also commence arbitration against IMS and NMR with respect to amounts owed by them with respect to the Royalty Expense Deductions matter. We believe that the resolution of the remaining exposure to the IRS under the Royalty Expense Deductions matter and the foregoing disputes with IMS and NMR will not have a material adverse impact on D&B’s financial position, results of operations or cash flows.

Our remaining Legacy Tax Matter is referred to as “Amortization and Royalty Expense Deductions/Royalty Income—1997-2006”

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

We protested the proposed adjustments described above to the IRS on a timely basis.

The IRS also asserted, in the alternative, that, if the proposed adjustments described above are not sustained, certain business expenses incurred by Moody’s/D&B2 and D&B3 during 1999-2002 should be capitalized and amortized over a 15-year period.

We estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 amortization expense deductions and the disallowance of such deductions claimed from 2003 to date could be up to $77.6 million (tax, interest and penalties, net of tax benefits but not taking into account the Moody’s/D&B2 repayment to us of $28.4 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates, would increase at a rate of approximately $2.0 million per quarter (including potential penalties) as future amortization expenses are deducted. On March 3, 2006, we made a deposit to the IRS of $39.8 million in order to stop the accrual of statutory interest on additional taxes allegedly due for the 1997-2002 tax years.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

We believe that the IRS’ positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent. If the IRS prevails on one of the positions, we believe it is unlikely that it will prevail on the other. We therefore estimate that the possible disallowance of deductions for royalty expenses paid to the partnership and the reallocation of royalty income from the partnership, after taking into account certain other tax benefits resulting from the IRS’ position, will not likely have a net impact to cash flow. In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 royalty expense deductions, and the inclusion of the reallocated royalty income for all relevant years, could be up to $154.2 million (tax, interest and penalties, net of tax benefits). This $154.2 million would be in addition to the $77.6 million noted above.

At the time of the 2000 Distribution, we paid Moody’s/D&B2 approximately $55.0 million, but should the 1997 partnership transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. For example, if the transaction was terminated at December 31, 2006, the amount of such repayment from Moody’s/D&B2 to us would have been approximately $28.4 million. The amount of such repayment will decrease by approximately $4.0 million to $5.0 million per year.

As a result of recent procedural developments, we believe there are technical infirmities in the IRS’ ability to assess and collect tax with respect to the 1997-2002 tax periods. We expect the IRS will challenge this position by issuing a notice asserting additional taxes are owed. We have not adjusted amounts we have accrued with respect to this matter.

If the IRS were to issue a notice asserting additional taxes are owed, we could contest the assessment in one of several venues. If we were to contest the assessments in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts, as discussed above, would need to be paid in advance for the court to have jurisdiction over the case. The payment might be satisfied, in part, by a conversion of the $39.8 million deposit described above.

We have considered the foregoing Legacy Tax Matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. As of December 31, 2006, we have $72.6 million of net reserves recorded in the consolidated financial statements, made up of the following components: $1.0 million in Accrued Income Tax and $71.6 million in Other Non-Current Liabilities. We believe that these reserves are adequate for our share of the liabilities in these Legacy Tax Matters. Any payments that would be made for these exposures could be significant to our cashflow from operations in the period a cash payment takes place, including any payments for the purpose of obtaining jurisdiction in U.S. District Court or the U.S. Court of Federal Claims to challenge any of the IRS’ positions.

Legal Proceedings

Hoover’s—Initial Public Offering Litigation.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. Hoover’s moved to dismiss all claims against it but the motion was denied. In 2004, the Court certified a class in six of the approximately 300 actions (the “focus cases”), intending to provide strong guidance regarding the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in the focus cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the case involving Hoover’s.

Hoover’s has approved a settlement agreement that requires Hoover’s to agree to undertake certain responsibilities, including agreeing to assign away claims it may have against its underwriters. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, the district court held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

The settlement agreement, if it is ultimately approved by the Court, also provides a guaranteed recovery of $1 billion to plaintiffs for all of the approximately 300 cases. Thus, if the underwriters settle for at least $1 billion, no payment will be required by the issuers, but if the underwriters settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement to settle for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JPMorgan Chase preliminary agreement, if approved, would offset the insurers’ obligation to cover the remainder of plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JP Morgan settlement, or $212.5 million. Therefore, if the JP Morgan Chase preliminary agreement to settle is preliminarily and then finally approved by the Court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. However, future settlements with other underwriters would further reduce that liability. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan Chase preliminary agreement. If material limitations on the expected recovery should arise, Hoover’s maximum financial obligation to plaintiffs is less than $3.4 million. However, if the JPMorgan Chase preliminary agreement is preliminarily and then finally approved, Hoover’s maximum financial obligation would be less than $2.7 million.

There is no assurance that the court will grant final approval to the issuers’ settlement. If the issuers’ settlement is ultimately approved and implemented in its current form, Hoover’s exposure, if any, would be covered by existing insurance. If the issuers’ settlement is not approved, we cannot predict the final outcome of this matter. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.

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

September 2005 Action

A lawsuit seeking class action status was filed in September 2005 in federal court in the Northern District of Illinois on behalf of a former employee relating to our retirement plans. The putative class may be larger in that it includes current or former D&B employees who were not grandfathered under The Dun & Bradstreet Master Retirement Plan and who participated in The Dun & Bradstreet Master Retirement Plan before January 1, 2002 and who have participated in The Dun & Bradstreet Corporation Retirement Account at any time since January 1, 2002. A Motion to Transfer Venue to the District of New Jersey was filed on January 27, 2006 and was granted on March 31, 2006.

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

On July 5, 2006, we filed a Motion to Dismiss, pursuant to Fed.R.Civ.P. 12(b)(6). On January 26, 2007, the Court issued a decision granting in part and denying in part our Motion to Dismiss. The Court dismissed Counts 1 and 2 with prejudice on the merits, holding that the D&B Plan did not reduce the rate of benefit accrual on the basis of age and that the Plan did not violate ERISA’s anti-backloading rule. The Court dismissed without prejudice Counts 3 and 4, holding that plaintiff had failed to plead extraordinary circumstances, which are a necessary element of a claim for violation of ERISA’s disclosure requirements, but allowed plaintiff to file an amended complaint restating the claims within 45 days. The Court denied our Motion to Dismiss with respect to Count 5.

We filed our Answer to Count 5 on February 9, 2007. Plaintiff’s amended complaint is due by March 12, 2007. Discovery is ongoing.

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

Note 14. Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. On January 1, 2005, we began managing our operations in Canada as part of our International segment. As part of this change, our results are reported under the following two segments: U.S. and International (which consists of operations in Canada, Europe, Asia Pacific and Latin America). Our customer solution sets are Risk Management Solutions™, Sales & Marketing Solutions™, E-Business Solutions™ and Supply Management Solutions™. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenues. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “How We Manage Our Business” in this Form 10-K for further details. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility Programs, are not allocated to our business segments.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Operating Revenue:
U.S.	$1,164.2	$1,087.8	$1,004.9
International	367.1	355.8	409.1

Consolidated Total	$1,531.3	$1,443.6	$1,414.0

Operating Income (Loss):
U.S.	$425.8	$405.5	$354.9
International(1)	83.3	62.2	74.7

Total Divisions	509.1	467.7	429.6
Corporate and Other(2)	(106.7)	(103.7)	(110.8)

Consolidated Total	402.4	364.0	318.8
Non-Operating Income (Expense), Net	(13.5)	(9.9)	22.0

Income before Provision for Income Taxes	$388.9	$354.1	$340.8

Depreciation and Amortization:(3)
U.S.	$24.6	$27.2	$35.4
International	8.5	8.6	11.2

Total Divisions	33.1	35.8	46.6
Corporate and Other	0.2	0.3	0.7

Consolidated Total	$33.3	$36.1	$47.3

Capital Expenditures:
U.S.	$4.2	$4.0	$6.6
International	7.4	1.6	5.3

Total Divisions	11.6	5.6	11.9
Corporate and Other	—	0.1	0.2

Consolidated Total	$11.6	$5.7	$12.1

Additions to Computer Software and Other Intangibles:
U.S.	$32.3	$18.1	$14.0
International	9.1	4.8	2.6

Total Divisions	41.4	22.9	16.6
Corporate and Other	—	—	0.1

Consolidated Total	$41.4	$22.9	$16.7

	At December 31,
	2006	2005	2004
Assets:
U.S.	$513.3	$452.8	$423.3
International	424.9	464.2	499.5

Total Divisions	938.2	917.0	922.8
Corporate and Other (primarily domestic pensions and taxes)	421.9	696.4	712.7

Consolidated Total	$1,360.1	$1,613.4	$1,635.5

Goodwill(4):
U.S.	$125.1	$122.9	$110.9
International	103.1	97.3	106.1

Consolidated Total	$228.2	$220.2	$217.0

(1)	We had a $7.5 million accrual reversal in our Italian real estate data business, which we recognized in the fourth quarter of 2006. The accrual reversal was the result of the successes in challenging the validity of certain tax increases and related legislative developments impacting the cost of our data acquisition from the Italian government.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

(2)	The following table itemizes “Corporate and Other”:

	For the Years Ended December 31,
	2006	2005	2004
Corporate Costs	$(64.3)	$(51.5)	$(58.2)
Transition Costs (costs to implement our Financial Flexibility Programs)	(16.9)	(21.5)	(20.6)
Restructuring Expense	(25.5)	(30.7)	(32.0)

Total Corporate and Other	$(106.7)	$(103.7)	$(110.8)

(3)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software, and Other Intangibles.
(4)	The increase in goodwill in the U.S. from $122.9 million at December 31, 2005 to $125.1 million at December 31, 2006 is attributable to the acquisition of Open Ratings (see Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K) which amounted to $1.6 million and purchase accounting adjustments for our acquisition of LiveCapital, Inc. amounting to $0.8 million related to the fair value of deferred taxes acquired, offset by $0.2 million related to the collection of assets acquired, which were previously written-down. The increase in goodwill in International from $97.3 million at December 31, 2005 to $103.1 million at December 31, 2006 is attributable to an adjustment to the deferred tax asset valuation allowance of Datahouse, one of our Italian operations, of $1.3 million and the impact of foreign currency translation.

The increase in goodwill in the U.S. from $110.9 million at December 31, 2004 to $122.9 million at December 31, 2005 is attributable to the acquisition of LiveCapital, Inc. (see Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K). The decrease in goodwill in International from $106.1 million at December 31, 2004 to $97.3 million at December 31, 2005 is attributable to the negative impact of foreign currency translation.

Supplemental Geographic and Customer Solution Set Information:

	At December 31,
	2006	2005	2004
Long-Lived Assets:
U.S.	$463.7	$568.2	$577.0
International	136.4	125.1	140.3

Consolidated Total	$600.1	$693.3	$717.3

	For the Years Ended December 31,
	2006	2005	2004
Customer Solution Set Revenue:
U.S.:
Risk Management Solutions	$684.7	$655.7	$613.0
Sales & Marketing Solutions	355.8	331.5	312.3
E-Business Solutions	83.2	67.2	49.9
Supply Management Solutions	40.5	33.4	29.7

Total U.S. Revenue	1,164.2	1,087.8	1,004.9

International:
Risk Management Solutions	300.8	297.5	269.0
Sales & Marketing Solutions	56.4	51.3	55.9
E-Business Solutions	5.5	2.8	0.1
Supply Management Solutions	4.4	4.2	4.6

Total International Core Revenue	367.1	355.8	329.6
Divested Businesses	—	—	79.5

Total International Revenue	367.1	355.8	409.1

Consolidated Total:
Risk Management Solutions	985.5	953.2	882.0
Sales & Marketing Solutions	412.2	382.8	368.2
E-Business Solutions	88.7	70.0	50.0
Supply Management Solutions	44.9	37.6	34.3

Consolidated Core Revenue	1,531.3	1,443.6	1,334.5
Divested Businesses	—	—	79.5

Consolidated Total Revenue	$1,531.3	$1,443.6	$1,414.0

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 15. Supplemental Financial Data

Other Accrued and Current Liabilities:

	At December 31,
	2006	2005
Restructuring Accruals	$13.7	$9.4
Professional Fees	45.1	27.4
Operating Expenses	26.7	27.0
Spin-Off Obligation(1)	28.5	35.0
Other Accrued Liabilities	51.9	61.7

	$165.9	$160.5

(1)	As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and us entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/D&B2 stock options (including Moody’s/D&B2 options exercised by D&B employees) and we would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/D&B2). In other words, the tax deduction goes to the company that issued the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed upon treatment of the tax deductions thereunder, then the party that becomes entitled under such new guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to indemnify the other party for its loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that appear to require that the tax deduction belongs to the employer of the optionee and not the issuer of the option. In addition, under the TAA, we received the benefit of additional tax deductions and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to 2002 to 2006 of approximately $28.5 million in the aggregate for such years. This potential reimbursement is a reduction to shareholders’ equity. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA, timing of future exercises of options, the future price of stock underlying the stock options and relevant tax rates. As of December 31, 2006, current and former employees of D&B held 1.2 million Moody stock options. These stock options had a weighted average exercise price of $11.47 and a remaining weighted average contractual life of two-years as of December 31, 2006. All of these options are currently exercisable.

Property, Plant and Equipment at cost—Net:

	At December 31,
	2006	2005
Land	$4.7	$4.7
Buildings	29.3	29.2
Furniture and Equipment(2)	138.2	176.7

	172.2	210.6
Less: Accumulated Depreciation	132.2	173.6

	40.0	37.0
Leasehold Improvements, less:
Accumulated Amortization of $13.2 and $16.6	10.7	7.2

	$50.7	$44.2

(2)	Includes $6.1 million of furniture acquired in the fourth quarter of 2006 for which payment has not been made.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Other Income (Expense) — Net:

	For the Years Ended December 31,
	2006	2005	2004
Miscellaneous Other Income (Expense) — Net	$(0.5)	$—	$1.0
Gain on Sales on Investments	—	3.5	1.2
Final resolution of all disputes on the sale of our French business	—	(3.7)	—
Gains on Sales of Businesses(3)	—	—	30.3
Lower costs related to the sale of the Iberian business	—	0.8	—

	$(0.5)	$0.6	$32.5

(3)	See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Computer Software and Goodwill:

	Computer Software	Goodwill
January 1, 2005	$32.4	$217.0
Additions at cost	24.6	—
Amortization(4)	(23.1)	—
Acquisitions(5)	—	11.1
Other(6)	(1.9)	(7.9)

December 31, 2005	32.0	220.2
Additions at cost	41.2	—
Amortization(4)	(19.7)	—
Acquisitions(5)	—	1.6
Other(6)	0.9	6.4

December 31, 2006	$54.4	$228.2

(4)	Includes $0.4 million for both 2006 and 2005 of amortization recorded in our transition expense as part of our Financial Flexibility Program.
(5)	Primarily due to the acquisition of Open Ratings in 2006 and LiveCapital, Inc. in 2005. See Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
(6)	Primarily due to the impact of foreign currency fluctuations, an adjustment to the deferred tax asset valuation allowance of Datahouse of $1.3 million and purchase accounting adjustments for our 2005 acquisition of LiveCapital, Inc. of $0.8 million related to the fair value of deferred taxes acquired, offset by $0.2 million related to the collection of assets acquired, which were previously written-down.

Other Intangibles (included in Other Non-Current Assets):

	Customer Lists	Trademarks, Patents and Other	Total
January 1, 2005	$8.4	$6.9	$15.3
Acquisitions(5)	—	1.8	1.8
Amortization	(2.3)	(0.2)	(2.5)
Write-offs	(0.4)	—	(0.4)
Other(7)	(0.3)	(0.2)	(0.5)

December 31, 2005	5.4	8.3	13.7
Acquisitions(5)	—	4.9	4.9
Amortization	(2.2)	(1.4)	(3.6)
Other(7)	0.2	0.1	0.3

December 31, 2006	$3.4	$11.9	$15.3

(7)	Primarily due to the impact of foreign currency fluctuations.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Allowance for Doubtful Accounts:

January 1, 2004	$21.8
Additions charged to costs and expenses	6.5
Write-offs	(7.9)
Divestitures	(1.9)
Other	0.9

December 31, 2004	19.4
Additions charged to costs and expenses	6.0
Write-offs	(2.5)
Other	(0.9)

December 31, 2005	22.0
Additions charged to costs and expenses	5.3
Write-offs	(6.7)
Other	0.9

December 31, 2006	$21.5

Deferred Tax Asset Valuation Allowance:

January 1, 2004	$76.4
Additions charged (credited) to costs and expenses	9.3
Additions charged (credited) due to divestitures	(29.1)
Additions charged (credited) to other accounts(8)	(0.7)

December 31, 2004	55.9
Additions charged (credited) to costs and expenses	0.5
Additions charged (credited) due to foreign currency fluctuations	(4.4)

December 31, 2005	52.0
Additions charged (credited) to costs and expenses	(0.9)
Additions charged (credited) due to foreign currency fluctuations	2.7
Additions charged (credited) to other accounts(8)	(1.3)

December 31, 2006	$52.5

(8)	Amount represents an adjustment to the deferred tax asset valuation allowance of $1.3 million associated with the Datahouse acquisition.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 16. Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2006
Operating Revenue:
U.S.	$286.0	$271.2	$271.2	$335.8	$1,164.2
International	81.2	96.2	88.0	101.7	367.1

Consolidated Operating Revenue	$367.2	$367.4	$359.2	$437.5	$1,531.3

Operating Income (Loss):
U.S.	$103.7	$87.8	$94.0	$140.3	$425.8
International	8.7	23.7	16.3	34.6	83.3

Total Divisions	112.4	111.5	110.3	174.9	509.1
Corporate and Other(1)	(26.4)	(25.9)	(33.8)	(20.6)	(106.7)

Consolidated Operating Income	$86.0	$85.6	$76.5	$154.3	$402.4

Net Income	$51.5	$52.2	$45.8	$91.2	$240.7

Basic Earnings Per Share of Common Stock(2)	$0.77	$0.81	$0.74	$1.50	$3.81

Diluted Earnings Per Share of Common Stock(2)	$0.75	$0.79	$0.72	$1.46	$3.70

2005
Operating Revenue:
U.S.	$263.2	$253.7	$259.0	$311.9	$1,087.8
International	78.1	98.0	82.6	97.1	355.8

Consolidated Operating Revenue	$341.3	$351.7	$341.6	$409.0	$1,443.6

Operating Income (Loss):
U.S.	$98.1	$82.3	$87.3	$137.8	$405.5
International	1.9	20.5	13.1	26.7	62.2

Total Divisions	100.0	102.8	100.4	164.5	467.7
Corporate and Other(1)	(28.0)	(26.6)	(21.2)	(27.9)	(103.7)

Consolidated Operating Income	$72.0	$76.2	$79.2	$136.6	$364.0

Net Income	$52.1	$47.1	$31.7	$90.3	$221.2

Basic Earnings Per Share of Common Stock(2)	$0.76	$0.70	$0.48	$1.37	$3.31

Diluted Earnings Per Share of Common Stock(2)	$0.73	$0.67	$0.46	$1.32	$3.19

(1)	The following table itemizes the components of the “Corporate and Other” category of Operating Income (Loss).

	For the Three Months Ended				Full Year
	March 31,	June 30,	September 30,	December 31,
2006
Corporate Costs	$(15.5)	$(17.5)	$(15.0)	$(16.3)	$(64.3)
Transition Costs (costs to implement our Financial Flexibility Programs)	(4.5)	(4.8)	(4.6)	(3.0)	(16.9)
Restructuring Expense	(6.4)	(3.6)	(14.2)	(1.3)	(25.5)

Total Corporate and Other	$(26.4)	$(25.9)	$(33.8)	$(20.6)	$(106.7)

2005
Corporate Costs	$(11.8)	$(12.0)	$(12.3)	$(15.4)	$(51.5)
Transition Costs (costs to implement our Financial Flexibility Programs)	(5.8)	(8.1)	(4.2)	(3.4)	(21.5)
Restructuring Expense	(10.4)	(6.5)	(4.7)	(9.1)	(30.7)

Total Corporate and Other	$(28.0)	$(26.6)	$(21.2)	$(27.9)	$(103.7)

(2)	The number of weighted average shares outstanding changes as common shares are issued for employee benefit plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 17. Divestitures

On October 4, 2004, we sold our operations in Iberia to Informa S.A for $13.5 million, primarily consisting of cash, and recognized a pre-tax gain of $0.1 million in 2004 in “Other Income (Expense)—Net.” Our Iberian operations generated approximately $24.0 million of revenue in 2003. During the year ended December 31, 2005, we recorded a $0.8 million gain in “Other Income (Expense)—Net” related to lower costs on the sale of Iberia.

On October 1, 2004, we completed the sale of our operation in France to Base D’Informations Legales Holding S.A.S. (“BIL Holding”) for $30.1 million, consisting of $15.0 million in cash, $14.0 million in other receivables and $1.1 million in other assets. We recognized a pre-tax gain of $12.9 million in the fourth quarter of 2004 in “Other Income (Expense)—Net.” Our French operation generated approximately $38.0 million of revenue in 2003. In May 2005, we were contacted by BIL Holding, regarding allegations of improper sales related activities involving those operations consisting primarily of debits to customer accounts for product usage without appropriate documentation (the “Alleged Conduct”). Based on our investigation into the Alleged Conduct, including reviewing evidence that BIL Holding made available, we concluded that the evidence presented was insufficient to substantiate the Alleged Conduct and BIL Holding withdrew its allegations. In addition, we resolved the specified post-closing purchase adjustments under the purchase and sale agreement. The final resolution of the BIL Holding allegations and the post closing purchase price adjustments resulted in charges of $3.7 million and $0.4 million recorded within “Other Income (Expense)—Net” and “Operating Costs,” respectively, for the year ended December 31, 2005.

On May 10, 2004, we sold our operations in Germany, Austria, Switzerland, Poland, Hungary and the Czech Republic (“Central European Operations”) to Bonnier Affarsinformation AB (“Bonnier”) for $25.7 million, consisting of $18.1 million in cash and $7.6 million in other receivables, of which $5.6 million was collected in 2004 and the remaining balance of $2.0 million was collected in 2005. We recognized a pre-tax gain of $5.6 million in the second quarter of 2004 in “Other Income (Expense)—Net.” Our Central European Operations generated approximately $52.0 million of revenue in 2003.

On February 29, 2004, we sold our operations in India and our Distribution Channels in Pakistan and the Middle East for $7.7 million. We received proceeds of $7.3 million (net of withholding tax), consisting of cash of $6.5 million and an investment of $0.8 million, representing a 10% interest in the newly formed entity. We recognized a pre-tax gain of $3.8 million in “Other Income (Expense)—Net” in the first quarter of 2004. In 2003, revenue generated from these operations and distribution channels was approximately $6.4 million.

As part of the divestitures noted above, we established a strategic relationship in each of these countries where the buyer operates the acquired businesses under the D&B name, continues to distribute D&B-branded products and services, and provides us with data to support our global customer needs. All these divestitures were part of our International segment.

Other Transactions

During the first quarter of 2005, we sold our equity investment in a South African company. We received proceeds of $5.3 million and recognized a pre-tax gain of approximately $3.5 million in the second quarter of 2005 in “Other Income (Expense)—Net.”

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 18. Subsequent Events

Financial Flexibility Program

On January 9, 2007, we announced our 2007 Financial Flexibility Program. Our 2007 Financial Flexibility Program is designed to significantly reduce the complexity of our business. This Program will create financial flexibility through several initiatives, including the following:

•

Organizational Design: this initiative is intended to improve the efficiency of how we are organized and how we operate as a business by addressing spans of control, organizational layers and the effectiveness of leadership processes;

•

Product and Technology Complexity: this initiative is intended to simplify our product and technology environment by reducing product complexity and proliferation as well as eliminating and consolidating systems and technology infrastructure;

•	Sales Force Effectiveness: this initiative is intended to improve our sales force tools, reduce the non-selling time of our sales force and enhance our new customer acquisition activities; and

•	Other Efficiency Measures: this initiative is intended to improve the operating efficiencies of our facilities, reduce our purchasing costs and simplify our data collection and product delivery.

We expect to complete all actions under the 2007 program by December 2007. On an annualized basis, these actions are expected to create $80 million to $85 million of financial flexibility, of which approximately $60 million to $65 million will be generated in 2007, before any transition costs and restructuring charges and before any reallocation of savings generated by the initiatives. To implement these initiatives, we expect to incur transition costs of approximately $13 million to $15 million. In addition, we expect to incur restructuring charges, totaling $30 million to $35 million pre-tax, of which $27 million to $32 million relate to severance, approximately $1 million relates to lease termination obligations and approximately $2 million relate to other exit costs in 2007. Approximately $42 million to $49 million of these transition costs and restructuring charges are expected to result in cash expenditures. As a result of this re-engineering program, we expect that approximately 400 positions will be eliminated globally.

Dividend Declaration

On February 1, 2007, we announced that our Board of Directors approved the initiation of a dividend and declared our first quarterly cash dividend of $0.25 per share. This initial cash dividend is payable on March 29, 2007, to shareholders of record at the close of business on March 8, 2007.

Item 9.	Changes in and Disagreements with Accountants on Auditing and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of our fiscal year ended December 31, 2006, our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and Management’s Statement of Management’s Responsibility for Financial Statements are contained in Item 8 of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of our independent registered public accounting firm on our management’s assessment of internal control over financial reporting is contained in Item 8. of this Annual Report Form 10-K.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required to be furnished by this Item 10. “Directors and Executive Officers and Corporate Governance,” is incorporated herein by reference from our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after D&B’s fiscal year end of December 31, 2006 (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required to be furnished by this Item 11. “Executive Compensation,” is incorporated herein by reference from our Proxy Statement. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished by this Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is incorporated herein by reference from our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be furnished by this Item 13. “Certain Relationships and Related Transactions and Director Independence,” is incorporated herein by reference from our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required to be furnished by this Item 14. “Principal Accountant Fees and Services,” is incorporated herein by reference from our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report.

(1) Financial Statements.

See Index to Financial Statements and Schedules in Part II, Item 8. of this Form 10-K.

(2) Financial Statement Schedules.

None.

(b) Exhibits.

See Index to Exhibits in this Annual Report on the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

The Dun & Bradstreet Corporation (Registrant)

By:	/s/ STEVEN W. ALESIO
Steven W. Alesio Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 28, 2007.

/s/ STEVEN W. ALESIO Steven W. Alesio	Director, Chairman and Chief Executive Officer (principal executive officer)

/s/ SARA MATHEW Sara Mathew	Chief Financial Officer and President, D&B U.S. (principal financial officer)

/s/ ANASTASIOS G. KONIDARIS Anastasios G. Konidaris	Senior Vice President, Finance Operations (principal accounting officer)

/s/ JOHN W. ALDEN John W. Alden	Director

/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Director

/s/ JAMES N. FERNANDEZ James N. Fernandez	Director

/s/ RONALD L. KUEHN, JR. Ronald L. Kuehn, Jr.	Director

/s/ VICTOR A. PELSON Victor A. Pelson	Director

/s/ SANDRA E. PETERSON Sandra E. Peterson	Director

/s/ MICHAEL R. QUINLAN Michael R. Quinlan	Director

/s/ NAOMI O. SELIGMAN Naomi O. Seligman	Director

/s/ MICHAEL J. WINKLER Michael J. Winkler	Director

INDEX TO EXHIBITS

Exhibit

Number

3.	Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of the Registrant, as amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000) and Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, dated as of August 15, 2000, between the Registrant (f.k.a. The New D&B Corporation) and Computershare Limited (f.k.a. EquiServe Trust Company, N.A.), as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, file number 1-15967, filed September 15, 2000).

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10, file number 1-15967, filed June 27, 2000).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, file number 1-15967, filed September 11, 2000).

4.2	Rights Agreement, dated as of August 15, 2000, between the Registrant (f.k.a. The New D&B Corporation) and Computershare Limited (f.k.a. EquiServe Trust Company, N.A.), as Rights Agent, which includes the Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A thereto, the Form of Right Certificate as Exhibit B thereto and the Summary of Rights to Purchase Preferred Shares as Exhibit C thereto (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, file number 1-15967, filed September 15, 2000).

4.3	Five-Year Credit Agreement, dated September 1, 2004, among The Dun & Bradstreet Corporation, the Borrowing Subsidiaries Party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of Tokyo-Mitsubishi Trust Company and Citicorp USA, Inc., as Syndication Agents, The Bank of New York and Suntrust Bank, as Documentation Agents and the Lenders Party thereto (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, file number 1-15967, filed September 3, 2004).

4.4	Indenture dated as of March 22, 2001 by and between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 15, 2001).

4.5	Forms of 6.625% Senior Notes due 2006 (incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 15, 2001).

4.6	Indenture, dated as of March 14, 2006, between the Dun & Bradstreet Corporation and The Bank of New York, including the Form of 5.50% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 14, 2006).

10.	Material Contracts

10.1	Distribution Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

10.2	Tax Allocation Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

10.3	Employee Benefits Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, file number 1- 15967, filed October 4, 2000).

10.4	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

10.5	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to R.H. Donnelley Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

10.6	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

10.7	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

10.8	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

10.9	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.10	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.11	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.12	Amended and Restated Indemnity and Joint Defense Agreement among the Registrant, VNU, N.V., VNU, Inc. ACNielsen Corporation, AC Nielsen (U.S.), Inc., Nielsen Media Research, Inc., R.H. Donnelley Corporation, Moody’s Corporation and IMS Health Incorporated (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 4, 2004).

10.13	Amended and Restated Agreement of Limited Partnership of D&B Investors L.P., dated April 1, 1997 (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

10.14	D&B Guaranty, dated as of April 1, 1997, given by The Dun & Bradstreet Corporation in favor of Utrecht-America Finance Co. and Leiden Inc. (as assumed by the Registrant) (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.15†	The Dun & Bradstreet Executive Transition Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.16†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.17†	Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.18†	Supplemental Executive Benefit Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.19†	Profit Participation Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.20†	The Dun & Bradstreet Corporation Non-Employee Directors’ Deferred Compensation Plan (as Amended and Restated effective December 6, 2005) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 12, 2005).

10.21†	The Dun & Bradstreet Career Transition Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 4, 2002).

10.22†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.23†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.24†	The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (as amended and restated May 3, 2005) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed May 9, 2005).

10.25†	2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan, as amended May 3, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed May 9, 2005).

10.26†	The Dun & Bradstreet Corporation Non-Funded Deferred Compensation Plan for Non-Employee Directors (as assumed by the Registrant) (incorporated by reference to Exhibit 10.18 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed October 20, 1999).

10.27†	Form of Limited Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.25 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998).

10.28†	The Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.29†	The Dun & Bradstreet Corporation Cash Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).

10.30†	Form of Detrimental Conduct Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.31†	Form of Restricted Share Unit Award Agreement under the 2000 Non-Employee Directors’ Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 8, 2004).

10.32†	Key Employees’ Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 6, 2002).

10.33†	Employment Agreement, dated December 31, 2004, between Steven W. Alesio and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed January 4, 2005).

10.34	Technology Services Agreement between the Registrant and Computer Sciences Corporation, dated June 27, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 13, 2002).

10.35†*	Form of International Stock Option Award under the 2000 Stock Incentive Plan.

10.36†	Form of Restricted Share Unit Award Agreement under the 2000 Non-employee Directors’ Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 8, 2004).

10.37†	The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 28, 2003).

10.38†	Form of Restricted Stock Award Agreement under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.39†	Form of Stock Option Award Agreement under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.40†	Form of Restricted Stock Unit Award Agreement under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.41†	Form of Stock Option Award Agreement under the 2000 Non-employee Directors’ Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.42†	Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors’ Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.43	Business Process Services Agreement made and effective as of October 15, 2004 by and between the Company and International Business Machines Corporation (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 14, 2005). This Exhibit has been redacted pursuant to a confidentially request under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended.

10.44†	Executive Retirement Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.45†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 4, 2006).

10.46†*	Form of Restricted Stock Award Agreement, effective February 23, 2007, under the 2000 Employee Stock Incentive Plan.

10.47†*	Form of International Restricted Stock Unit Award Agreement, effective February 23, 2007, under the 2000 Employee Stock Incentive Plan.

10.48†*	Form of Restricted Stock Unit Award Agreement, effective February 23, 2007, under the 2000 Non-employee Directors’ Stock Incentive Plan.

21.	Subsidiaries of the Registrant

21.1*	Subsidiaries of the Registrant as of December 31, 2006.

23.	Consents of Experts and Counsel

23.1*	Consent of Independent Registered Public Accounting Firm.

31.	Rule 13a-14(a)/15(d)-14(a) Certifications

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Represents a management contract or compensatory plan