Form 10-Q
period 2007-03-31
DUN & BRADSTREET CORP/NW
filed 2007-05-04
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at March 31, 2007
Common Stock, par value $0.01 per share	59,404,096

THE DUN & BRADSTREET CORPORATION

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Amounts in millions, except per share data)
Operating Revenues	$392.3	$367.2
Operating Expenses	117.4	109.4
Selling and Administrative Expenses	165.3	158.9
Depreciation and Amortization	9.4	6.5
Restructuring Charge	14.8	6.4

Operating Costs	306.9	281.2

Operating Income	85.4	86.0

Interest Income	1.5	2.7
Interest Expense	(6.4)	(5.4)
Other Income (Expense) - Net	5.9	(0.5)

Non-Operating Income (Expense) - Net	1.0	(3.2)

Income Before Provision for Income Taxes	86.4	82.8
Provision for Income Taxes	33.8	31.3
Minority Interest Income (Expense)	—	(0.1)
Equity in Net Income of Affiliates	0.1	0.1

Net Income	$52.7	$51.5

Basic Earnings Per Share of Common Stock	$0.89	$0.77

Diluted Earnings Per Share of Common Stock	$0.87	$0.75

Weighted Average Number of Shares Outstanding - Basic	59.4	66.4
Weighted Average Number of Shares Outstanding - Diluted	60.9	68.4

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	March 31, 2007	December 31, 2006
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$139.6	$138.4
Accounts Receivable, Net of Allowance of $19.8 at March 31, 2007 and $21.5 at December 31, 2006	409.1	415.0
Other Receivables	6.3	10.5
Prepaid Taxes	—	47.9
Deferred Income Tax	11.5	11.2
Other Current Assets	21.9	22.0

Total Current Assets	588.4	645.0

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $147.4 at March 31, 2007 and $145.4 at December 31, 2006	49.7	50.7
Prepaid Pension Costs	206.2	199.0
Computer Software, Net of Accumulated Amortization of $334.5 at March 31, 2007 and $330.4 at December 31, 2006	57.3	54.4
Goodwill	254.6	228.2
Deferred Income Tax	90.8	106.1
Deposit	39.8	39.8
Other Non-Current Assets	105.4	36.9

Total Non-Current Assets	803.8	715.1

Total Assets	$1,392.2	$1,360.1

LIABILITIES
Current Liabilities
Accounts Payable	$35.9	$40.3
Accrued Payroll	85.0	129.0
Accrued Income Tax	—	2.8
Short-Term Debt	0.1	0.1
Other Accrued and Current Liabilities (Note 12)	178.9	165.9
Deferred Revenue	526.8	467.4

Total Current Liabilities	826.7	805.5

Pension and Postretirement Benefits	410.1	416.3
Long-Term Debt	484.1	458.9
Liabilities for Unrecognized Tax Benefits	106.7	54.4
Other Non-Current Liabilities	22.4	21.5

Total Liabilities	1,850.0	1,756.6

Contingencies (Note 7)
Minority Interest Liability	4.6	2.6
Shareholders’ Equity
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	190.5	186.8
Retained Earnings (Note 13)	1,135.9	1,132.2
Treasury Stock, at cost, 22.5 shares at March 31, 2007 and 21.8 shares at December 31, 2006	(1,344.6)	(1,265.9)
Accumulated Other Comprehensive Income	(445.0)	(453.0)

Total Shareholders’ Equity	(462.4)	(399.1)

Total Liabilities and Shareholders’ Equity	$1,392.2	$1,360.1

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$52.7	$51.5
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9.4	6.5
Amortization of Unrecognized Pension Loss	7.7	—
Gain from Sales of Businesses	(5.8)	—
Income Tax Benefit from Stock-Based Awards	11.7	23.8
Excess Tax Benefit on Stock-Based Awards	(9.9)	(18.1)
Equity-Based Compensation	7.6	5.8
Restructuring Charge	14.8	6.4
Restructuring Payments	(8.1)	(3.9)
Deferred Income Taxes, Net	51.9	0.8
Accrued Income Taxes, Net	(27.8)	2.4
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	11.2	7.1
Net Decrease in Other Current Assets	0.3	3.0
Increase in Deferred Revenue	57.3	60.7
Decrease in Accounts Payable	(1.2)	(15.0)
Net Decrease in Accrued Liabilities	(35.8)	(46.3)
Net Decrease in Other Accrued and Current Liabilities	(4.1)	(6.7)
Changes in Non-Current Assets and Liabilities:
Net Increase in Other Long-Term Assets	(5.5)	(38.6)
Net Decrease in Long-Term Liabilities	(6.6)	(3.5)
Net, Other Adjustments	(0.2)	0.3

Net Cash Provided by Operating Activities	119.6	36.2

Cash Flows from Investing Activities:
Investments in Marketable Securities	—	(139.6)
Redemptions of Marketable Securities	—	145.8
Payments for Acquisitions of Businesses, Net of Cash Acquired	(29.8)	(7.6)
Cash Settlements of Foreign Currency Contracts	(0.6)	(0.2)
Capital Expenditures	(6.5)	(1.6)
Additions to Computer Software and Other Intangibles	(8.5)	(4.1)
Net, Other	0.2	(0.5)

Net Cash Used in Investing Activities	(45.2)	(7.8)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(105.6)	(122.5)
Net Proceeds from Stock-Based Awards	10.3	20.0
Spin-off Obligation	—	(20.9)
Payment of Debt	—	(300.0)
Proceeds from Issuance of Long-Term Debt	—	299.2
Payment of Dividend	(14.9)	—
Proceeds from Borrowings on Credit Facilities	122.7	—
Payments of Borrowings on Credit Facilities	(97.5)	—
Payment of Bond Issue Costs	—	(2.2)
Termination of Interest Rate Derivatives	—	5.0
Excess Tax Benefit on Stock-Based Awards	9.9	18.1
Net, Other	0.3	0.8

Net Cash Used in Financing Activities	(74.8)	(102.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.6	4.9

Increase (Decrease) in Cash and Cash Equivalents	1.2	(69.2)
Cash and Cash Equivalents, Beginning of Period	138.4	195.3

Cash and Cash Equivalents, End of Period	$139.6	$126.1

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$(2.0)	$4.3
Interest	$10.6	$10.1

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Note 1 — Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2006. The consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.

All significant inter-company transactions have been eliminated in consolidation.

The financial statements of the subsidiaries outside the United States (“U.S.”) and Canada reflect three month periods ended February 28, 2007 and 2006, in order to facilitate the timely reporting of our unaudited consolidated financial results and financial position.

Where appropriate, we have reclassified certain prior period amounts to conform to our current presentation.

Significant Accounting Policies

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. During the three months ended March 31, 2007, we updated our significant accounting policies as follows:

Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Standard Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” or “FIN 48,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” or “SFAS No. 109.” We utilize a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Stock-Based Compensation

In connection with the issuance of a dividend in the first quarter of 2007, we updated our dividend assumption in our Black-Scholes valuation model from 0% at December 31, 2006 to 1.1% at March 31, 2007, in calculating the fair value of our employee stock options. We have estimated the dividend yield assumption by dividing the anticipated dividend payment by the stock price on the grant date.

Note 2 — Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” or “SFAS No. 159.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire arrangements and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurement,” or “SFAS No. 157.” We are currently assessing the impact the adoption of SFAS No. 159 will have, if any, on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the U.S. (“GAAP”) and expands fair value measurement disclosures. SFAS No. 157 does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact the adoption of SFAS No. 157 will have, if any, on our consolidated financial statements.

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. As a result of the adoption, we recognized an increase of approximately $34.1 million (net of tax benefits) in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. See Note 8 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information regarding income taxes.

Note 3 — Impact of Implementation of the Blueprint for Growth Strategy

Restructuring Charge

Since the launch of our Blueprint for Growth Strategy, we have implemented Financial Flexibility Programs. Financial Flexibility is an ongoing process by which we seek to reallocate our spending from low-growth or low–value activities to other activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. With each program, we have incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income). These charges are incurred as a result of eliminating, consolidating, standardizing, and/or automating our business functions. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility Programs.

For the three months ended March 31, 2007 and 2006, the restructuring charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or “SFAS No. 146.” Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations. For the three months ended March 31, 2006, the curtailment was recorded in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or “SFAS No. 106.”

During the three months ended March 31, 2007, we recorded a $14.3 million restructuring charge in connection with the Financial Flexibility Program announced in January 2007 (“2007 Financial Flexibility Program”) and a $0.5 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”). The components of these charges included:

•

Severance and termination costs of $14.3 million associated with approximately 175 employees, of which approximately 50 employees will exit the business in subsequent quarters, related to the 2007 Financial Flexibility Program and $0.5 million associated with approximately 15 employees related to the 2006 Financial Flexibility Program. During the three months ended March 31, 2007, we eliminated approximately 275 positions which included 150 open positions, and approximately 125 employees were terminated in conjunction with our 2007 Financial Flexibility Program. Approximately 10 positions were eliminated in conjunction with our 2006 Financial Flexibility Program.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

During the three months ended March 31, 2006, we recorded a $4.6 million restructuring charge in connection with the 2006 Financial Flexibility Program, a $2.0 million restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”) and a $0.2 million net restructuring gain in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The components of these charges and gains included:

•

Severance and termination costs of $4.6 million associated with approximately 50 employees related to the 2006 Financial Flexibility Program and $1.7 million associated with approximately 25 employees related to the 2005 Financial Flexibility Program;

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.3 million related to the 2005 Financial Flexibility Program; and

•

A curtailment gain of $0.2 million related to the U.S. postretirement benefit plan resulting from employee actions for the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2007 Financial Flexibility Program.

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
2007 Restructuring Charges
Charge Taken during First Quarter 2007	$14.3	$—	$14.3
Payments during First Quarter 2007	(2.7)	—	(2.7)

Balance Remaining as of March 31, 2007	$11.6	$—	$11.6

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2006 Financial Flexibility Program.

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
2006 Restructuring Charges
Charge Taken during First Quarter 2006	$4.6	$—	$4.6
Payments during First Quarter 2006	(0.8)	—	(0.8)

Balance Remaining as of March 31, 2006	$3.8	$—	$3.8

Charge Taken during Second Quarter 2006	$2.6	$0.9	$3.5
Payments during Second Quarter 2006	(1.7)	(0.1)	(1.8)

Balance Remaining as of June 30, 2006	$4.7	$0.8	$5.5

Charge Taken during Third Quarter 2006	$4.5	$9.5	$14.0
Payments during Third Quarter 2006	(2.3)	(2.0)	(4.3)

Balance Remaining as of September 30, 2006	$6.9	$8.3	$15.2

Charge Taken during Fourth Quarter 2006	$1.3	$—	$1.3
Payments during Fourth Quarter 2006	(2.9)	(3.0)	(5.9)

Balance Remaining as of December 31, 2006	$5.3	$5.3	$10.6

Charge Taken during First Quarter 2007	$0.5	$—	$0.5
Payments during First Quarter 2007	(2.8)	(1.7)	(4.5)

Balance Remaining as of March 31, 2007	$3.0	$3.6	$6.6

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	At March 31, 2007	At December 31, 2006
Debt Maturing Within One Year:
Other	$0.1	$0.1

Total Debt Maturing Within One Year	$0.1	$0.1

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.6 million discount as of March 31, 2007 and December 31, 2006)	$299.4	$299.4
Credit Facilities	184.7	159.5

Total Debt Maturing After One Year	$484.1	$458.9

Fixed-Rate Notes

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million notes, bearing interest at a fixed annual rate of 6.625% that matured on March 15, 2006. The 2011 notes of $299.4 million, net of $0.6 million remaining discount, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheets at March 31, 2007 and December 31, 2006.

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

Credit Facilities

At March 31, 2007 and December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007 as discussed below. This facility otherwise would have expired in September 2009. At March 31, 2007, we had $184.7 million of borrowings outstanding under this facility with a weighted average interest rate of 5.67%. At December 31, 2006, we had $159.5 million of borrowings outstanding under this facility with a weighted average interest rate of 5.84%. We borrowed under our facility from time-to-time during the three months ended March 31, 2007 to fund our share repurchases, working capital needs and the acquisition of First Research. See Note 11 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information regarding this acquisition. This facility also supported our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We had not borrowed under our commercial paper program as of March 31, 2007 and December 31, 2006. The credit facility required the maintenance of interest coverage and total debt to earnings before income taxes, depreciation and amortization ratios (each as defined in the credit agreement). We were in compliance with these requirements at March 31, 2007 and December 31, 2006.

On April 19, 2007, we entered into a new $500 million, five-year credit agreement and terminated our then existing $300 million, five-year credit agreement as noted above. See Note 14 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information regarding this credit facility.

Other

        At March 31, 2007 and December 31, 2006, certain of our international operations had non-committed lines of credit of $15.1 million and $14.9 million, respectively. There were no borrowings outstanding under these lines of credit at March 31, 2007 and December 31, 2006. These arrangements have no material commitment fees and no compensating balance requirements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

At March 31, 2007 and December 31, 2006, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $5.6 million.

Interest paid totaled $10.6 million and $10.1 million during the three months ended March 31, 2007 and 2006, respectively.

Note 5 — Reconciliation of Weighted Average Shares Outstanding

	At March 31,
	2007	2006
	(Share data in millions)
Weighted average number of shares outstanding - basic	59.4	66.4
Dilutive effect of our stock incentive programs	1.5	2.0

Weighted average number of shares outstanding- diluted	60.9	68.4

In addition, stock-based awards to acquire 0.3 million and 1.1 million shares of common stock were outstanding at March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire 10 years after the grant date.

Our share repurchases were as follows:

	For the Three Months Ended March 31,
	2007			2006
Program	Shares		$ Amount	Shares		$ Amount
Share Repurchase Programs	0.8	(a)	$68.7	1.3	(b)	$91.9
Repurchases to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan (“ESPP”)	0.4	(c)	36.9	0.4	(d)	30.6

Total Repurchases	1.2		$105.6	1.7		$122.5

(a) In August 2006, our Board of Directors approved a new $200 million, one-year share repurchase program which commenced in October 2006. We anticipate this program will be completed in the third quarter of 2007.

(b) In February 2005, our Board of Directors approved an additional $100 million to our then existing $400 million, two-year share repurchase program announced in February 2004. This program was completed in September 2006.

(c) In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This program expires in August 2010.

(d) In July 2003, our Board of Directors approved a three-year, six million share repurchase program to mitigate dilution under our stock incentive plans and ESPP. This program was completed in August 2006.

In May 2007, we announced that the Board of Directors authorized a new $200 million, one-year share repurchase program to commence upon the completion of the program referenced in note (a) above. See Note 14 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information regarding this new share repurchase program.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Note 6 — Comprehensive Income

Total comprehensive income for the three month periods ended March 31, 2007 and 2006, which includes net income and other gains and losses that affect shareholders’ equity, was as follows:

	Three Months Ended March 31,
	2007	2006
Net Income	$52.7	$51.5
Other Comprehensive Income:
Foreign Currency Translation Adjustment	0.6	4.3
Amortization of Unrecognized Pension Loss	7.7	—
Unrealized (Losses) Gains on Investments	(0.3)	4.1

Total Comprehensive Income	$60.7	$59.9

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

        As of the end of 2005, settlement agreements have been executed with the Internal Revenue Service (“IRS”) with respect to the Legacy Tax Matters previously referred to in our SEC filings as “Utilization of Capital Losses” and “Royalty Expense Deductions.” With respect to the Utilization of Capital Losses matter, the settlement agreement resolved the matter in its entirety. For the Royalty Expense Deductions matter, the settlement covered tax years 1995 and 1996, which represented approximately 90% of the total potential liability to the IRS, including penalties. We believe we are adequately reserved for the remaining exposure. In addition, with respect to these two settlement agreements, we believe that IMS and NMR did not pay their allocable share to the IRS under applicable agreements. Under our agreement with Donnelley/D&B1, we and Moody’s were each required to cover the shortfall, and each of us paid to the IRS approximately $12.8 million in excess of our respective allocable shares. We were unable to resolve our dispute with IMS and NMR through the negotiation process contemplated by our agreements, and so we commenced arbitration to enforce our rights and collect amounts owed by IMS and NMR with respect to the Utilization of Capital Losses matter. We may also commence arbitration against IMS and NMR with respect to amounts owed by them with respect to the Royalty Expense Deductions matter. We believe that the resolution of the remaining exposure to the IRS under the Royalty Expense Deductions matter and the foregoing disputes with IMS and NMR will not have a material adverse impact on D&B’s financial position, results of operations or cash flows.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Our remaining Legacy Tax Matter is referred to as “Amortization and Royalty Expense Deductions/Royalty Income—1997-2007”

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

We estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 amortization expense deductions and the disallowance of such deductions claimed from 2003 to date could be up to $79.8 million (tax, interest and penalties, net of tax benefits but not taking into account the Moody’s/D&B2 repayment to us of $27.2 million described below). This transaction is scheduled to expire in 2012 and, unless terminated by us, the net impact to cash flow, based on current interest rates and tax rates, would increase at a rate of approximately $2.2 million per quarter (including potential penalties) as future amortization expenses are deducted. On March 3, 2006, we made a deposit to the IRS of $39.8 million in order to stop the accrual of statutory interest on additional taxes allegedly due for the 1997-2002 tax years.

We believe that the IRS’ positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent. If the IRS prevails on one of the positions, we believe it is unlikely that it will prevail on the other. We therefore estimate that the possible disallowance of deductions for royalty expenses paid to the partnership and the reallocation of royalty income from the partnership, after taking into account certain other tax benefits resulting from the IRS’ position, will not likely have a net impact to cash flow. In the unlikely event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, we estimate that the net impact to cash flow as a result of the disallowance of the 1997-2002 royalty expense deductions, and the inclusion of the reallocated royalty income for all relevant years, could be up to $156.4 million (tax, interest and penalties, net of tax benefits). This $156.4 million would be in addition to the $79.8 million noted above.

At the time of the 2000 Distribution, we paid Moody’s/D&B2 approximately $55.0 million (which represented 50% of the future cash benefits from this matter), but should the 1997 partnership transaction be terminated, Moody’s/D&B2 would be required to repay us an amount equal to the discounted value of its 50% share of the related future tax benefits. For example, if the transaction was terminated at March 31, 2007, the amount of such repayment from Moody’s/D&B2 to us would have been approximately $27.2 million representing the remaining unrecognized cash benefits from this matter. The amount of such repayment will decrease by approximately $4.0 million to $5.0 million per year.

As a result of recent procedural developments, we believe and have communicated to the IRS that there are technical infirmities in the IRS’ ability to assess and collect tax with respect to the 1997-2002 tax periods. We expect the IRS will challenge this position by issuing a notice asserting additional taxes are owed. We have not adjusted amounts we have accrued with respect to this matter.

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

We have considered the foregoing Legacy Tax Matters and the merits of the legal defenses and the various contractual obligations in our overall assessment of potential tax liabilities. As of March 31, 2007, we have $77.7 million of net reserves recorded in the consolidated financial statements, made up of the following components: $123.8 million in other non-current liabilities less $46.1 million in other long-term assets. The other long-term assets of $46.1 million is due from Moody’s/D&B2, pursuant to its contractual obligations for these Legacy Tax Matters, as described above. The other long-term asset is not related to the $55.0 million that was paid to Moody’s/DB2 at the time of the 2000 Distribution.

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

Legal Proceedings

Hoover’s—Initial Public Offering Litigation

On November 15, 2001, a putative shareholder class action lawsuit was filed against Hoover’s Inc. (“Hoover’s”), certain of its then current and former officers and directors (the “Individual Defendants”), and one of the underwriters of Hoover’s July 1999 initial public offering (“IPO”). The lawsuit was filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of Hoover’s stock between July 20, 1999 and December 6, 2000. The operative Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against Hoover’s and the Individual Defendants. Plaintiffs allege that the underwriter allocated stock in Hoover’s IPO to certain investors in exchange for commissions and agreements by those investors to make additional purchases of stock in the aftermarket at prices above the IPO price. Plaintiffs allege that the prospectus for Hoover’s IPO was false and misleading because it did not disclose these arrangements.

The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. Hoover’s moved to dismiss all claims against it but the motion was denied. In 2004, the District Court certified a class in six of the approximately 300 actions (the “focus cases”), intending to provide strong guidance regarding the remaining cases. The underwriter defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On January 5, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. Plaintiffs have not yet moved to certify a class in the case involving Hoover’s.

Hoover’s has approved a settlement agreement that requires Hoover’s to agree to undertake certain responsibilities, including agreeing to assign away claims it may have against its underwriters. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the settlement, which has not yet been finally approved by the Court, because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process. The district court has stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints.

There is no assurance that the District Court will grant final approval to the issuers’ settlement. If the issuers’ settlement is ultimately approved and implemented in its current form, Hoover’s exposure, if any, would be covered by existing insurance. If the issuers’ settlement is not approved, we cannot predict the final outcome of this matter. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.

Pension Plan Litigation

March 2003 Action

In March 2003, a lawsuit seeking class action status was filed in Federal Court in the District of Connecticut on behalf of 46 specified former employees relating to our retirement plans. The putative class may be larger in that it includes current D&B employees who are participants in The Dun & Bradstreet Corporation Retirement Account and were previously participants in its predecessor plan, The Dun & Bradstreet Master Retirement Plan (“MRP”); current employees of Receivable Management Services Corporation (“RMSC”) who are participants in The Dun & Bradstreet Corporation Retirement Account and were previously participants in the MRP; former employees of D&B or D&B’s Receivable Management Services (“RMS”) operations who received a deferred vested retirement benefit under either The Dun & Bradstreet Corporation Retirement Account or the MRP; and former employees of RMS whose employment with D&B terminated after the sale of the RMS operations but who are not employees of RMSC and who, during their employment with D&B, were “Eligible Employees” for purposes of The Dun & Bradstreet Career Transition Plan.

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

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

In September 2003, we filed a motion to dismiss Counts 1, 3 and 4 of the Amended Complaint. The District Court granted the motion to dismiss Counts 1 and 3, and requested that the parties conduct limited expert discovery and submit further briefing regarding Count 4. In November 2004, after completion of expert discovery on Count 4, we moved for summary judgment on Count 4 on the ground that the interest rate is reasonable as a matter of law. Plaintiffs’ counsel stipulated to dismiss with prejudice Count 2. Plaintiffs’ counsel filed a motion to amend the Amended Complaint to add a new count challenging the adequacy of the retirement plan’s mortality tables, which we opposed. On June 6, 2005, the District Court granted D&B’s motion for summary judgment as to Count 4 (the interest rate issue) and also denied the plaintiffs’ motion to further amend the Amended Complaint.

On July 8, 2005, the plaintiffs appealed the ruling granting the motion to dismiss Count 3, the ruling granting summary judgment on Count 4, and the denial of leave to amend their Amended Complaint. Oral argument before the Second Circuit took place on February 15, 2006, and on March 29, 2007 the Second Circuit issued an opinion affirming the judgment of the District Court dismissing the case. Unless there is a further appeal by the plaintiffs in this matter, this will be the last time we report on this case.

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

We filed our Answer to Count 5 on February 9, 2007. Prior to the plaintiff’s filing of an Amended Complaint, the matter was resolved, and Plaintiff has dismissed the case with prejudice. As this matter has been resolved, we will no longer report on this case.

Other Matters

In addition, in the normal course of business, and including without limitation, our merger and acquisition activities and financing transactions, D&B indemnifies other parties, including customers, lessors and parties to other transactions with D&B, with respect to certain matters. D&B has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or arising out of other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. D&B has also entered into indemnity obligations with its officers and directors of the Company. Additionally, in certain circumstances, D&B issues guarantee letters on behalf of our wholly-owned subsidiaries for specific situations. It is not possible to determine the maximum potential amount of future payments under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by D&B under these agreements have not had a material impact on our consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Note 8 — Income Taxes

Effective Tax Rate

For the three months ended March 31, 2007, our effective tax rate was 39.1% as compared to 37.9% for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, was negatively impacted by 0.5 points due to higher interest expense on tax liabilities for uncertain tax positions and by 0.7 points for a tax incurred in Asia Pacific related to our Huaxia D&B China joint venture.

Adoption of FIN 48

In July 2006, the FASB issued FIN 48. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recognized an increase of approximately $34.1 million (net of tax benefits) in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The total amount of unrecognized tax benefits as of January 1, 2007 is $136.5 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $127.6 million (net of tax benefits).

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examinations by tax authorities for years prior to 1997. With few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2003 for U.S. federal, state and local jurisdictions, and for years prior to 2001 for foreign jurisdictions. We were recently informed by the IRS of their intentions to commence an audit of the 2003, 2004 and 2005 tax periods.

See Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for a Legacy Tax Matter referred to as “Amortization and Royalty Expense Deductions/Royalty Income – 1997 – 2007” which the IRS has proposed adjustments to our income tax returns for 1997 through 2002. We believe there are technical infirmities in the IRS’s ability to assess and collect tax with respect to these tax periods based on expiration of the statute of limitations. We expect the IRS will challenge this position by issuing a notice asserting additional taxes are owed. However, we believe it is reasonably possible that the unrecognized tax benefits relating to this Legacy Tax Matter will significantly decrease within 12 months, resulting in a non-cash reduction in our unrecognized tax benefits of approximately $56 million.

We increased our total unrecognized tax benefits by $3.5 million during the three months ended March 31, 2007.

We recognize interest accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest as of January 1, 2007 was $12.2 million (net of tax benefits). The total amount of interest expense recognized in the three month period ended March 31, 2007 was $1.0 million (net of tax benefits).

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans for the Three Months Ended March 31,		Postretirement Benefits for the Three Months Ended March 31,
	2007	2006	2007	2006
Components of Net Periodic Cost:
Service cost	$4.7	$4.5	$0.1	$0.2
Interest cost	22.9	21.8	1.3	1.2
Expected return on plan assets	(28.9)	(28.4)	—	—
Amortization of prior service cost (credit)	0.5	0.5	(1.9)	(1.9)
Recognized actuarial loss (gain)	6.7	7.9	(0.4)	(0.4)

Net Periodic (Income) Cost	$5.9	$6.3	$(0.9)	$(0.9)

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, that we expect to contribute $26.6 million and $12.8 million to our Non-Qualified U.S. and non-U.S. pension plans and the U.S. postretirement benefit plan, respectively in 2007. As of March 31, 2007, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans and the U.S. postretirement benefit plan of $7.2 million and $3.6 million, respectively.

We also recognized a curtailment gain of $0.2 million for our postretirement benefit plan during the three months ended March 31, 2006 related to our 2004 Financial Flexibility Program. See Note 3 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information.

See Note 14 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information on our employee benefit plans.

Note 10 — Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. We manage our operations and our results are reported under the following two segments: U.S. and International (which consists of operations in Canada, Europe, Asia Pacific and Latin America). Our customer solution sets are Risk Management Solutions ™, Sales & Marketing Solutions ™, E-Business Solutions ™ and Supply Management Solutions ™. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenues. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “How We Manage Our Business” in this Form 10-Q for further details. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility Programs, are not allocated to our business segments.

	Three Months Ended March 31,
	2007	2006
Operating Revenue:
U.S.	$302.5	$286.0
International	89.8	81.2

Consolidated Total	$392.3	$367.2

Operating Income (Loss):
U.S.	$109.1	$103.7
International	10.8	8.7

Total Divisions	119.9	112.4
Corporate and Other(1)	(34.5)	(26.4)

Consolidated Total	85.4	86.0
Non-Operating Income (Expense), Net	1.0	(3.2)

Income before Provision for Income Taxes	$86.4	$82.8

(1)	The following table itemizes “Corporate and Other:”

	Three Months Ended March 31,
	2007	2006
Corporate Costs	$(16.8)	$(15.5)
Transition Costs (costs to implement our Financial Flexibility Programs)	(2.9)	(4.5)
Restructuring Expense	(14.8)	(6.4)

Total Corporate and Other	$(34.5)	$(26.4)

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	Three Months Ended March 31,
	2007	2006
Customer Solution Set Revenue:
U.S.:
Risk Management Solutions	$181.6	$176.1
Sales & Marketing Solutions	89.6	83.6
E-Business Solutions	22.9	19.6
Supply Management Solutions	8.4	6.7

Total U.S. Revenue	302.5	286.0

International:
Risk Management Solutions	73.1	67.8
Sales & Marketing Solutions	14.2	11.5
E-Business Solutions	1.8	1.0
Supply Management Solutions	0.7	0.9

Total International Revenue	89.8	81.2

Consolidated Total:
Risk Management Solutions	254.7	243.9
Sales & Marketing Solutions	103.8	95.1
E-Business Solutions	24.7	20.6
Supply Management Solutions	9.1	7.6

Consolidated Core Revenue	$392.3	$367.2

	At March 31, 2007	At December 31, 2006
Assets:
U.S.	$539.3	$513.3
International	420.4	424.9

Total Divisions	959.7	938.2
Corporate and Other (primarily domestic pensions and taxes)	432.5	421.9

Consolidated Total	$1,392.2	$1,360.1

Goodwill(2):
U.S.	$144.3	$125.1
International	110.3	103.1

Consolidated Total	$254.6	$228.2

(2)	The increase in goodwill in the U.S. segment from $125.1 million at December 31, 2006 to $144.3 million at March 31, 2007 is attributable to: (i) the acquisition of First Research (see Note 11 to our unaudited consolidated financials statements included in Item 1. of this Quarterly Report on Form 10-Q) which amounted to $17.2 million; and (ii) the final purchase accounting adjustment of $2.0 million for deferred tax assets attributable to the first quarter 2006 acquisition of Open Ratings. The increase in goodwill in the International segment from $103.1 million at December 31, 2006 to $110.3 million at March 31, 2007, is attributable to: (i) the Huaxia D&B China joint venture (see Note 11 to our unaudited consolidated financials statements included in Item 1. of this Quarterly Report on Form 10-Q) which amounted to $7.0 million; and (ii) the positive impact of foreign currency translation.

Note 11 — Acquisitions

First Research

        During the first quarter of 2007, we acquired 100% of the outstanding capital stock of First Research with cash drawn down from our credit facility, for an upfront payment of $22.5 million and a potential earn-out of up to an additional $4.0 million based on the achievement of certain 2007 and 2008 financial performance metrics. First Research is based in Raleigh, North Carolina. The results of First Research operations have been included in our consolidated financial statements since the date of acquisition. First Research provides editorial-based industry insight for its customers on over 220 industries via the Internet. As part of our Internet strategy, we are investing in Hoover’s to increase the value we deliver to our customers and accelerate the growth of our Internet business. Through this acquisition, we believe that we will better meet the needs of our Hoover’s customers and expand our reach to new customers.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

The transaction was valued at $23.1 million, inclusive of cash acquired of $0.7 million, a working capital adjustment of $0.3 million, subject to seller’s approval, and transaction costs of $0.3 million recorded in accordance with SFAS No. 141, “Business Combinations,” or “SFAS No. 141.” The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $17.2 million and $6.3 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $6.3 million of acquired intangible assets, $5.2 million was assigned to subscriber relationships, $1.0 million was assigned to proprietary products and $0.1 million was assigned to tradename. These acquired intangible assets, with useful lives of eighteen months to eight years, are being amortized over a weighted average useful life of 5.5 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and as such, pro forma results have not been presented.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed in connection with the acquisition. As a result, the allocation of the purchase price is subject to future adjustment.

Huaxia D&B China Joint Venture

During the first quarter of 2007, we entered into an agreement with Huaxia International Credit Consulting Co. Limited (“HICC”) and established a new joint venture to trade under the name Huaxia D&B China. HICC is a leading provider of business information and credit management services in China. Under the agreement, each shareholder contributed its existing business into the joint venture and we have a 51% majority ownership interest. The results of the joint venture operations have been included in our consolidated financial statements since the date of formation.

The transaction was accounted for under Emerging Issues Task Force (“EITF”) 01-2 “Interpretations of APB Opinion No. 29,” or “EITF 01-2,” and Accounting Principles Board Opinion (“APB”) No. 29 “Accounting for Nonmonetary Transactions,” or “APB 29.” The transaction was valued at $9.0 million, inclusive of transaction costs of $2.0 million. Pursuant to EITF 01-2 and APB 29, we were required to recognize a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount. The purchase price was allocated to tangible assets and liabilities on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $7.0 million and $3.8 million, respectively. The goodwill was assigned to our Asia Pacific reporting unit. Of the $3.8 million of acquired intangible assets, $1.5 million was assigned to customer relationships, $0.6 million was assigned to tradename and $1.7 million was assigned to database. These acquired intangible assets, with useful lives of one to eight years, are being amortized over a weighted average useful life of 4.2 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. In connection with this transaction, we also entered into a guarantee agreement for $5 million with a related party who is a major shareholder of HICC and which serves as a guarantor. The guarantee provides that HICC and its related parties will perform their obligations in accordance with the terms of the joint venture. This guarantee is recorded as an intangible asset being amortized over an estimated useful life of ten years. The impact the transaction would have had on our results had the transaction occurred at the beginning of 2007 is not material, and as such, pro forma results have not been presented.

We are currently in the process of finalizing the transaction costs and the valuation of the assets acquired and liabilities assumed. As a result, the allocation of the purchase price is subject to future adjustment.

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

The transaction was valued at $8.4 million, inclusive of cash acquired of $0.4 million and $0.3 million of transaction costs recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $3.6 million and $4.9 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $4.9 million in acquired intangible assets, $1.3 million was assigned to Open Ratings online reports, $1.1 million was assigned to backlog, $1.9 million was assigned to customer relationships and $0.6 million was assigned to technology. These intangible assets are subject to amortization with useful lives from two to seventeen years. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2006 is not material, and as such, pro forma financial results have not been presented. The purchase price allocated to goodwill is inclusive of a $2.0 million deferred tax adjustment related to finalizing the purchase price allocation during the three months ended March 31, 2007.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Note 12 — Other Accrued and Current Liabilities

	March 31, 2007	December 31, 2006
Restructuring Accruals	$20.3	$13.7
Professional Fees	45.2	45.1
Operating Expenses	22.8	26.7
Spin-Off Obligation(1)	31.8	28.5
Other Accrued Liabilities	58.8	51.9

	$178.9	$165.9

(1)	As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and D&B entered into the TAA dated as of September 30, 2000. Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/D&B2 stock options (including Moody’s/D&B2 options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual who exercised the options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to indemnify the other party for its loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that appear to provide that the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with a D&B employee exercising a Moody’s/D&B2 option). We have filed tax returns for 2001 through 2005, and made estimated tax deposits for 2006, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating for tax years 2002 to 2006 of approximately $31.8 million in the aggregate for such years. This potential reimbursement would be accounted for as a reduction to shareholders’ equity. During the three months ended March 31, 2007, we did not make a payment to Moody’s/D&B2. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of options, the future price of stock underlying the stock options and relevant tax rates. As of March 31, 2007, current and former employees of D&B held 1.0 million Moody’s stock options. These stock options had a weighted average exercise price of $11.47 and a remaining, weighted average contractual life of two years. All of these options are currently exercisable.

Note 13 — Retained Earnings

Balance, December 31, 2006	$1,132.2
Net Income for the three months ended March 31, 2007	52.7
Dividend declared ($0.25 per common share)	(14.9)
Adoption of FIN 48	(34.1)

Balance, March 31, 2007	$1,135.9

Note 14 — Subsequent Events

Credit Facility

On April 19, 2007, we entered into a new five-year credit agreement and we terminated our then existing five-year credit agreement. We have $500 million of aggregate availability under the new facility, while our aggregate availability under the terminated facility was $300 million. Borrowings under the new facility will be available at prevailing short-term interest rates. The new facility expires in April 2012 and requires the maintenance of interest coverage and total debt to EBITDA ratios. On April 19, 2007, we borrowed $182.7 million under our new five-year credit agreement and utilized such proceeds to pay down the amounts outstanding under our then existing five-year facility immediately prior to termination. The new $500 million credit facility will provide us the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Acquisition

In April 2007, we acquired substantially all of the assets of n2 Check Limited, a credit and risk management company based in Kent, UK for approximately $4.3 million and a potential earn-out of up to approximately $4.0 million based on the achievement of certain financial performance metrics for the 12 month periods ending March 31, 2008 and 2009. n2 Check is a provider of credit and risk management data to small and mid-size businesses in the UK. The results of n2 Check will be included in our second quarter financial statements.

Share Repurchase Program

On May 3, 2007, we announced that the Board of Directors authorized a new $200 million, one-year share repurchase program. The new $200 million program will commence after completion of the current $200 million program approved by the Board of Directors in August 2006, which has $56.3 million remaining and which we anticipate to be completed in the third quarter of 2007. We anticipate that the new $200 million program will be completed within twelve months of its initiation.

Dividend Declaration

On May 3, 2007, we announced that our Board of Directors approved the declaration of a dividend of $0.25 per share for the second quarter of 2007. This cash dividend is payable on June 15, 2007, to shareholders of record at the close of business on May 31, 2007.

Employee Benefit Plans

On April 12, 2007, we announced to our team members that we have taken the following actions with respect to our U.S. benefit plans:

•

We have amended our Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”) effective June 30, 2007. Any pension benefit that has been accrued through such date under the U.S. Qualified Plan will be “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan. All non-vested U.S. Qualified Plan participants who are actively employed as of June 30, 2007 will be immediately vested on July 1, 2007.

•

We have amended our 401(k) Plan (the “401k Plan”) effective July 1, 2007 to increase the Company match formula from 50% to 100% of a team member’s contributions and to increase the maximum match to seven percent (7%), from six percent (6%), of such team member’s eligible compensation, subject to certain 401k Plan limitations.

On an annualized basis, we believe that these actions will not have a material impact on our operating income and will result in a decrease to our cash flow from operating activities of approximately $11.0 million to $13.0 million, primarily as a result of the increased match under the 401(k) Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence ® for over 165 years. Our global commercial database contains more than 110 million business records. The database is enhanced by our proprietary DUNSRight ® quality process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

We provide customers with four solution sets, which meet a diverse set of customer needs globally. Customers use our: Risk Management Solutions ™ to mitigate credit risk, increase cash flow and drive increased profitability; our Sales & Marketing Solutions™ to increase revenue from new and existing customers; our E-Business Solutions ™ to convert prospects into clients faster by enabling business professionals to research companies, executives and industries; and our Supply Management Solutions ™ to increase cash by generating ongoing savings from our customers’ suppliers and by protecting our customers from serious financial, operational and regulatory risk.

How We Manage Our Business

For internal management purposes, we refer to “core revenue,” which we calculate as total operating revenue less the revenue of divested businesses. Core revenue is used to manage and evaluate the performance of our business segments and to allocate resources because this measure provides an indication of the underlying changes in revenue in a single performance measure. Core revenue does not include reported revenue of divested businesses since they are not included in future revenue. Management believes that the measure of core revenue provides valuable insight into our revenue from ongoing operations and enables investors to evaluate business performance and trends by facilitating a comparison of results of ongoing operations with past reports of financial results. There is no divested business revenue included in our financial results as there were no divestitures during the three months ended March 31, 2007 and 2006.

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

We further analyze core revenue growth before the effects of foreign exchange among two components, “organic core revenue growth” and “core revenue growth from acquisitions.” We analyze “organic core revenue growth” and “core revenue growth from acquisitions” because management believes this information provides an important insight into the underlying health of our business. Core revenue includes the revenue from acquired businesses from the date of acquisition. In addition, we analyze core revenue both before and after the results of our Italian real estate data business because of the distortion of comparability of results of legislative changes and the uncertainty of other regulatory changes. Management believes this information provides an important insight into the underlying health of our business.

We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and charges” because such charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and charges are our restructuring charges, which result from a foundational element of our growth strategy that we refer to as Financial Flexibility. Through Financial Flexibility, management identifies opportunities to improve the performance of the business in terms of quality, efficiency and cost, in order to generate savings primarily to invest for growth. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on such measures and a significant percentage weight is placed upon such measures in determining whether performance objectives have been achieved. Management believes that by eliminating restructuring charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long-term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “Corporate and Other” expenses and are not allocated to our business segments. See Note 10 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for financial information regarding our segments.

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

Overview

Total revenue and core revenue were the same for the three months ended March 31, 2007 and 2006, as there were no divestitures during these periods. Therefore, our discussion of our results of operations for the three month periods ended March 31, 2007 and 2006, references only our core revenue results.

Our results are reported under the following two segments:

•	United States (“U.S.”); and

•	International (which consists of operations in Europe, Canada, Asia Pacific and Latin America).

The financial statements of our subsidiaries outside the U.S. and Canada reflect a fiscal quarter ended February 28 to facilitate the timely reporting of our consolidated financial results and financial position.

The following table presents the contribution by segment to core revenue:

	Three Months Ended March 31,
	2007	2006
Revenue:
U.S.	77%	78%
International	23%	22%

The following tables present contributions by customer solution set to core revenue for the three month periods ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
	2007	2006
Revenue by Customer Solution Set:
Risk Management Solutions	65%	66%
Sales & Marketing Solutions	27%	26%
E-Business Solutions	6%	6%
Supply Management Solutions	2%	2%

Our customer solution sets are discussed in greater detail in Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Risk Management Solutions

Our Traditional Risk Management Solutions generally consist of reports derived from our database which our customers use primarily to make decisions about credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	Three Months Ended March 31,
	2007	2006
Risk Management Solutions Revenue	80%	80%
Core Revenue	52%	53%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	Three Months Ended March 31,
	2007	2006
Risk Management Solutions Revenue	20%	20%
Core Revenue	13%	13%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	Three Months Ended March 31,
	2007	2006
Sales & Marketing Solutions Revenue	43%	44%
Core Revenue	12%	12%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management products. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	Three Months Ended March 31,
	2007	2006
Sales & Marketing Solutions Revenue	57%	56%
Core Revenue	15%	14%

Critical Accounting Policies and Estimates

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2006. During the three months ended March 31, 2007, we updated our critical accounting policies as follows:

Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Standard Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” or “FIN 48,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” or “SFAS No. 109.” We utilize a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Stock-Based Compensation

In connection with the issuance of a dividend in the first quarter of 2007, we updated our dividend assumption in our Black-Scholes valuation model from 0% at December 31, 2006 to 1.1% at March 31, 2007, in calculating the fair value of our employee stock options. We have estimated the dividend yield assumption by dividing the anticipated dividend payment by the stock price on the grant date.

Recently Issued Accounting Standards

See Note 2 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for disclosure of the impact that recent accounting pronouncements may have on our unaudited consolidated financial statements.

Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in Item 1. of this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP.

Consolidated Revenue

The following table presents our revenue by segment:

	Three Months Ended March 31,
	2007	2006
	(Amounts in millions)
Revenue:
U.S.	$302.5	$286.0
International	89.8	81.2

Core Revenue	$392.3	$367.2

The following table presents our revenue by customer solution set:

	Three Months Ended March 31,
	2007	2006
	(Amounts in millions)
Revenue:
Risk Management Solutions	$254.7	$243.9
Sales & Marketing Solutions	103.8	95.1
E-Business Solutions	24.7	20.6
Supply Management Solutions	9.1	7.6

Core Revenue	$392.3	$367.2

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

Core revenue increased $25.1 million, or 7% (5% increase before the effect of foreign exchange). The increase in core revenue was primarily driven by an increase in U.S. revenue of $16.5 million, or 6%, and an increase in International revenue of $8.6 million, or 11% (3% increase before the effect of foreign exchange).

This $25.1 million increase is primarily attributed to:

•

Growth in each of our subscription plans for our Preferred Pricing Agreement and for our Preferred Pricing Agreement with DNBi from existing customers willing to increase the level of business they do with us;

•	Growth in our E-Business Solutions, primarily representing the results of Hoover’s, Inc. The increase was primarily due to continued growth in subscription revenue;

•	Higher purchases from our existing customers; and

•	The positive impact of foreign exchange;

partially offset by:

•	A decline in revenue resulting from an expiration, in April 2006, of both a five-year licensing arrangement and an outsourcing arrangement with Receivable Management Services, Inc.; and

•	A decline in product usage in our Italian real estate data business. This decline in product usage in Italy resulted from certain legislative changes which impacted our monitoring service business.

Customer Solution Sets

On a customer solution set basis, the $25.1 million increase in core reflects:

•

A $10.8 million, or 4%, increase in Risk Management Solutions (2% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $5.5 million, or 3%, and an increase in revenue in International of $5.3 million, or 8% (flat before the effect of foreign exchange);

•

An $8.7 million, or 9%, increase in Sales & Marketing Solutions (8% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $6.0 million, or 7%, and an increase in revenue in International of $2.7 million, or 24% (16% increase before the effect of foreign exchange);

•

A $4.1 million, or 19%, increase in E-Business Solutions (both after and before the effect of foreign exchange). The increase was driven by growth in the U.S. of $3.3 million, or 17%, and an increase in revenue in International of $0.8 million, or 63% (51% increase before the effect of foreign exchange); and

•

A $1.5 million, or 21%, increase in Supply Management Solutions (20% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $1.7 million, or 26%, partially offset by a decrease in International of $0.2 million, or 20% (26% decrease before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three month periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(Amounts in millions)
Operating Expenses	$117.4	$109.4
Selling and Administrative Expenses	165.3	158.9
Depreciation and Amortization	9.4	6.5
Restructuring Charge	14.8	6.4

Operating Costs	$306.9	$281.2

Operating Income	$85.4	$86.0

As described above in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Manage Our Business,” when we evaluate the performance of our business as a whole, we focus on our operating income (and, therefore, operating costs) before non-core gains and charges, because we do not view these items as reflecting our underlying business operations. We have identified under the caption “Non-Core Gains and (Charges)” below, such non-core gains and charges that are included in our GAAP results.

Operating Expenses

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

Operating expenses increased $8.0 million, or 7%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The increase was primarily due to the following:

•	Costs associated with our revenue generating investments in connection with our strategy, such as with Acxiom Corporation (“Acxiom”);

•	The impact of foreign exchange; and

•	Increased technology costs associated with our contractual partnership agreements relating to our WorldWide Network;

partially offset by:

•	Savings from our process of reengineering; and

•	Lower costs of data purchases within our Italian real estate data business.

Selling and Administrative Expenses

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

Selling and administrative expenses increased $6.4 million, or 4%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase was primarily due to the following:

•	Increased selling expenses related to increased revenue, costs associated with revenue generating investments such as with our Huaxia D&B China joint venture; and

•	The impact of foreign exchange;

partially offset by:

•	Savings from our continuous process of reengineering.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension and Postretirement

We had net pension cost of $5.9 million and $6.3 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in cost was primarily driven by lower actuarial loss amortization included in the three months ended March 31, 2007, and a 34 basis point increase in the discount rate applied to our U.S. plans, partially offset by increased pension cost in our International plan primarily driven by a 32 basis point decrease in the discount rate applied to our UK plan.

We had postretirement benefit income of $0.9 million for the three months ended March 31, 2007 and 2006. We consider net pension costs and postretirement benefit income to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

In connection with our actions related to our U.S. benefit plans, as discussed in Note 14 to our unaudited consolidated financial statements included Item 1. of this Quarterly Report on Form 10-Q, our estimated pension costs for the year ending December 31, 2007 will be reduced by approximately $11.0 million. Prior to the pension freeze we expected the net pension cost for the year ending December 31, 2007 to be approximately $23.4 million. Subsequent to the pension freeze we expect the net pension cost for the year ending December 31, 2007 to be approximately $12.4 million for all of our global pension plans.

In addition, we anticipate recording a curtailment charge of approximately $3.2 million and incurring approximately $6.0 million of incremental costs as a result of the amendment to our 401(k) plan as discussed in Note 14 to our unaudited consolidated financials statements included Item 1. of this Quarterly Report on Form 10-Q.

Stock-Based Compensation

For the three months ended March 31, 2007 and 2006, we recognized expense of $4.3 million and $3.7 million, respectively, associated with our stock option programs. The increase was primarily due to lower expenses associated with forfeitures for terminated employees. Additionally, we recognized expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards of $3.0 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively. The $1.2 million increase was primarily due to the addition of the 2007 grant, lower expenses associated with terminated employees and a cumulative accounting adjustment included in the three months ended March 31, 2006 expense to reflect adjustments to previously recognized compensation expense for awards outstanding at the adoption date of SFAS No. 123R that we do not expect to vest. Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.3 million for the three months ended March 31, 2007 and 2006.

We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization increased $2.9 million, or 44%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The increase for the three month period ended March 31, 2007 was primarily driven by the increased capital costs in revenue generating investments and capital costs for facilities leased in 2006.

Restructuring Charge

During the three months ended March 31, 2007, we recorded a $14.3 million restructuring charge in connection with the Financial Flexibility Program announced in January 2007 (“2007 Financial Flexibility Program”) and a $0.5 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”). The components of these charges included:

•

Severance and termination costs of $14.3 million associated with approximately 175 employees, of which approximately 50 employees will exit the business in subsequent quarters, related to the 2007 Financial Flexibility Program and $0.5 million associated with approximately 15 employees related to the 2006 Financial Flexibility Program. During the three months ended March 31, 2007, we eliminated approximately 275 positions which included 150 open positions, and approximately 125 employees were terminated in conjunction with our 2007 Financial Flexibility Program. Approximately 10 positions were eliminated in conjunction with our 2006 Financial Flexibility Program.

During the three months ended March 31, 2006, we recorded a $4.6 million restructuring charge in connection with the 2006 Financial Flexibility Program, a $2.0 million restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”) and a $0.2 million net restructuring gain in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The components of these charges and gains included:

•

Severance and termination costs of $4.6 million associated with approximately 50 employees related to the 2006 Financial Flexibility Program and $1.7 million associated with approximately 25 employees related to the 2005 Financial Flexibility Program;

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.3 million related to the 2005 Financial Flexibility Program; and

•

A curtailment gain of $0.2 million related to the U.S. postretirement benefit plan resulting from employee actions for the 2004 Financial Flexibility Program. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

As of March 31, 2007, we have eliminated approximately 5,400 positions which included approximately 525 open positions, and approximately 4,875 employees were terminated under our Financial Flexibility Programs.

Interest Expense — Net

The following table presents our net interest expense for the three month periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(Amounts in millions)
Interest Income	$1.5	$2.7
Interest Expense	(6.4)	(5.4)

Interest Income (Expense) - Net	$(4.9)	$(2.7)

For the three months ended March 31, 2007, interest income decreased $1.2 million compared to the three months ended March 31, 2006. The decrease in interest income is primarily attributable to fewer interest bearing investments during the three months ended March 31, 2007, partially offset by higher interest rates, as compared to the three months ended March 31, 2006.

For the three months ended March 31, 2007, interest expense increased $1.0 million compared to the three months ended March 31, 2006. The increase in interest expense is primarily attributable to higher outstanding borrowings on our credit facility during the three months ended March 31, 2007, partially offset by lower interest rates associated with our $300 million fixed-rate notes that we issued in March 2006 compared to higher interest rates associated with our $300 million fixed-rate notes that matured in March 2006. See Note 4 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three month periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(Amounts in millions)
Miscellaneous Other Income (Expense) - Net (a)	$0.1	$(0.5)
Gain on Huaxia D&B China Joint Venture (b)	5.8	—

Other Income (Expense) - Net	$5.9	$(0.5)

(a)	Miscellaneous Other Income (Expense) – Net increased for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to the adoption of FIN 48. See Note 8 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information.

(b)	During the three months ended March 31, 2007, we entered into an agreement with Huaxia International Credit Consulting Co. Limited (“HICC”) and established a new joint venture to trade under the name Huaxia D&B China. Pursuant to Emerging Issues Task Force 01-2 “Interpretations of APB Opinion No. 29,” or “EITF 01-2,” and Accounting Principles Board Opinion No. 29 “Accounting for Nonmonetary Transactions,” or “APB 29,” we were required to recognize a gain of $5.8 million related to minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

Provision for Income Taxes

For the three months ended March 31, 2007, our effective tax rate was 39.1% as compared to 37.9% for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was negatively impacted by 0.5 points due to higher interest expense on tax liabilities for uncertain tax positions and by 0.7 points for a tax incurred in Asia Pacific related to our Huaxia D&B China joint venture.

Equity in Net Income of Affiliates

We recorded $0.1 million as Equity in Net Income of Affiliates for the three month periods ended March 31, 2007 and 2006.

Earnings per Share

We reported earnings per share, or “EPS,” for the three month periods ended March 31, 2007 and 2006, as follows:

	Three Months Ended March 31,
	2007	2006
Basic Earnings Per Share	$0.89	$0.77

Diluted Earnings Per Share	$0.87	$0.75

For the three months ended March 31, 2007, basic EPS increased 16%, compared with the three months ended March 31, 2006, primarily due to a 3% increase in net income and an 11% reduction in the weighted average number of basic shares outstanding as a result of our share repurchase programs. For the three months ended March 31, 2007, diluted EPS increased 16%, compared with the three months ended March 31, 2006, due to a 3% increase in net income and an 11% reduction in the weighted average number of diluted shares outstanding as a result of our share repurchase programs. During the three months ended March 31, 2007, we repurchased 0.8 million shares of common stock for $68.7 million under Board of Directors approved share repurchase program. In addition, we repurchased 0.4 million shares of common stock for $36.9 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

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

	Three Months Ended March 31,
	2007	2006
	(Amounts in millions)
Non-Core gains and (charges) included in Consolidated Operating Costs:
Restructuring charges related to our Financial Flexibility Programs	$(14.8)	$(6.4)
Settlement of International payroll tax matter related to a divested entity	$(0.8)	$—
Non-Core gains and (charges) included in Other Income (Expense) - Net:
Effect of the adoption of FIN 48 on Legacy Tax Matters	$0.5	$—
Gain on Huaxia D&B China Joint Venture	$5.8	$—
Non-Core gains and (charges) included in Provision for Income Taxes:
Restructuring charges related to our Financial Flexibility Programs	$5.6	$2.2
Effect of the adoption of FIN 48 on Legacy Tax Matters	$(0.5)	$—
Settlement of International payroll tax matter related to a divested entity	$0.2	$—
Gain on Huaxia D&B China Joint Venture	$(2.9)	$—

Segment Results

Our results are reported under the following two segments: U.S. and International. The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

United States

U.S. is our largest segment representing 77% and 78% of our core revenue for the three month periods ended March 31, 2007 and 2006, respectively.

The following table presents our core revenue by customer solution set and U.S. operating income.

	Three Months Ended March 31,
	2007	2006
	(Amounts in millions)
Revenue:
Risk Management Solutions	$181.6	$176.1
Sales & Marketing Solutions	89.6	83.6
E-Business Solutions	22.9	19.6
Supply Management Solutions	8.4	6.7

Core U.S. Revenue	$302.5	$286.0

Operating Income	$109.1	$103.7

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

U.S. Overview

U.S. core revenue increased $16.5 million, or 6%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $16.5 million increase in core revenue for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, reflects:

Risk Management Solutions

•	A $5.5 million, or 3%, increase in Risk Management Solutions.

For the three months ended March 31, 2007, Traditional Risk Management Solutions, which accounted for 77% of total U.S. Risk Management Solutions, increased 3%. The primary drivers of this growth were:

•

Continued growth of each of our Preferred Pricing Agreement and Preferred Pricing Agreement with DNBi subscription plans, from existing customers who are willing to increase the level of business they do with us, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, within pre-defined ranges, provided such customers commit to an increased level of spend from their historical levels; and

•	Higher purchases from our existing customers;

partially offset by:

•	A decrease in purchases of our older legacy solutions primarily due to our customers shifting to our subscription plan solutions; and

•	The expiration in April 2006 of our five-year licensing arrangement with Receivable Management Services, Inc.

For the three months ended March 31, 2007, Value-Added Risk Management Solutions, which accounted for 23% of total U.S. Risk Management Solutions, increased 2%. The primary drivers of this growth were:

•	The positive impact of the recognition of deferred revenue from prior period sales; and

•	Higher purchases from our existing customers;

partially offset by:

•	A shift in product mix to our traditional product Preferred Pricing Agreement and to our Preferred Pricing Agreement with DNBi subscription plans subscription plans (as noted above); and

•	A decline in revenue as a result of an expiration in April 2006 of a five-year arrangement entered into in connection with the five-year licensing arrangement referenced above.

We believe that we will continue to experience a greater percentage of sales on new solutions where revenue will be recognized in subsequent quarters. As a result, we believe that quarterly revenue will continue to be positively impacted by the recognition of deferred revenue from prior quarter sales, offset by the deferral of revenue from current sales into subsequent periods.

Sales & Marketing Solutions

•	A $6.0 million, or 7%, increase in Sales & Marketing Solutions.

For the three months ended March 31, 2007, Traditional Sales & Marketing Solutions, which accounted for 42% of total U.S. Sales & Marketing Solutions, increased 5%. The increase was primarily driven by higher purchases from our existing customers.

For the three months ended March 31, 2007, Value-Added Sales & Marketing Solutions, which accounted for 58% of total U.S. Sales & Marketing Solutions, increased 9%. The increase was primarily driven by higher purchases from our existing customers.

E-Business Solutions

•

A $3.3 million, or 17%, increase in E-Business Solutions, representing the results of Hoover’s, Inc. and First Research, Inc. The increase was primarily due to continued growth in subscription revenue.

Supply Management Solutions

•	A $1.7 million, or 27%, increase in Supply Management Solutions, on a small base, primarily due to nineteen percentage points of growth associated with our Open Ratings acquisition.

U.S. Operating Income

U.S. operating income for the three months ended March 31, 2007 was $109.1 million, compared to $103.7 million for the three months ended March 31, 2006, an increase of $5.4 million, or 5%. The increase in operating income was primarily attributed to an increase in U.S. revenue for the three months ended March 31, 2007 and the impact of lower costs associated with data purchases from our International segment, partially offset by increased costs associated with our revenue generating investments in connection with our strategy, such as with Acxiom and increased data costs from third parties.

International

International represented 23% of our core revenue for the three month period ended March 31, 2007, as compared to 22% of our core revenue for the three month period ended March 31, 2006. The following table presents our International revenue by customer solution set and International operating income.

	Three Months Ended March 31,
	2007	2006
	(Amounts in millions)
Revenue:
Risk Management Solutions	$73.1	$67.8
Sales & Marketing Solutions	14.2	11.5
E-Business Solutions	1.8	1.0
Supply Management Solutions	0.7	0.9

Core International Revenue	$89.8	$81.2

Operating Income	$10.8	$8.7

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

International Overview

International core revenue increased $8.6 million, or 11% (3% increase before the effect of foreign exchange), for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The increase is primarily a result of:

•	The positive impact of foreign exchange;

•	Increased revenues from higher levels of project oriented business;

•	Increased revenues from our international partners attributable to royalty payments, fulfillment services on behalf of our partnerships and product usage; and

•	Increased revenue from our Asia Pacific markets specifically our Huaxia D&B China joint venture;

partially offset by:

•	A decline in the traditional Risk Management Solutions in our Italian real estate data business and declined in usage in the U.K. as a result of lower product usage from a key global customer.

International Customer Solution Sets

On a customer solution set basis, the $8.6 million increase in International core revenue for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $5.3 million, or 8% (flat before the effect of foreign exchange), reflecting:

For the three months ended March 31, 2007, Traditional Risk Management Solutions, which accounted for 87% of International Risk Management Solutions, increased 6% (2% decrease before the effect of foreign exchange). The increase in Traditional Risk Management solutions is primarily due to the impact of foreign exchange. Overall, Traditional Risk Management solutions experienced:

•

A decline in product usage in our Italian real estate data business. This decline in product usage in Italy resulted from certain legislative changes which impacted our monitoring service business; and

•	Decreased usage in the UK market as a result of lower product usage from a key global customer;

partially offset by:

•	Increased revenue from our subscription plans;

•	Increased revenue from our international partnerships; and

•	Increased revenue from our Asia Pacific markets specifically our Huaxia D&B China joint venture.

For the three months ended March 31, 2007, Value-Added Risk Management Solutions, which accounted for 13% of International Risk Management Solutions, increased 23% (16% increase before the effect of foreign exchange) primarily due to higher project-oriented business in our UK and Benelux markets.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $2.7 million, or 24% (16% increase before the effect of foreign exchange), reflecting:

For the three months ended March 31, 2007, Traditional Sales & Marketing Solutions, which accounted for 49% of International Sales & Marketing Solutions, increased 16% (8% increase before the effect of foreign exchange). This increase was attributed to increased project oriented business.

For the three months ended March 31, 2007, Value-Added Sales & Marketing Solutions, which accounted for 51% of International Sales & Marketing Solutions, increased 32% (25% increase before the effect of foreign exchange) due primarily to a higher level of project-oriented business in the UK, Italian and Benelux markets, and the positive impact of the recognition of deferred revenue from prior period sales.

E-Business Solutions

•

An increase in E-Business Solutions of $0.8 million, or 63% (51% increase before the effect of foreign exchange). The increase is primarily attributed to increased market penetration of our Hoover’s solutions to customers in Europe and Canada.

Supply Management Solutions

•	A decrease in Supply Management Solutions of $0.2 million, or 20% (26% decrease before the effect of foreign exchange).

International Operating Income

International operating income for the three months ended March 31, 2007 was $10.8 million, compared to $8.7 million for the three months ended March 31, 2006, an increase of $2.1 million, or 24%, primarily due to:

•	Lower costs as a result of our prior reengineering efforts, which improved our efficiency;

•	Lower costs of data purchases, in particular lower data costs associated with our Italian real estate data business; and

•	An increase in core revenue;

partially offset by:

•	Increased selling expenses related to increased revenue and costs associated with revenue generating investments such as with our Huaxia D&B China joint venture;

•	Increased technology costs associated with our contractual partnership agreements relating to our Worldwide Network; and

•	The lower data purchases from our U.S. segment.

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

We elaborate on the above list of important factors in our other filings with the SEC, particularly in the discussion of our Risk Factors in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Reports on Form 10-Q. It should be understood that it is not possible to predict or identify all risk factors. Consequently, the above list of important factors and the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, should not be considered to be a complete discussion of all of our potential trends, risks and uncertainties. Except as otherwise required by federal securities laws, we do not undertake any obligation to update any forward-looking statement we may make from time-to-time.

Liquidity and Financial Position

In connection with our commitment to delivering Total Shareholder Return (“TSR”), we will remain disciplined in the use of our shareholders’ cash, maintaining three key priorities for the use of this cash:

•	First, making ongoing investments in the business to drive organic growth;

•	Second, continuing to look at value-accretive acquisitions to enhance our capabilities and accelerate our growth; and

•	Third, continuing to return cash to shareholders.

We believe that cash provided by operating activities, supplemented as needed with readily available financing arrangements, is sufficient to meet our short-term needs, including the cash cost of restructuring charges, transition costs, contractual obligations and contingencies (see Note 7 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued commitment to TSR. For example, in March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011, bearing interest at a fixed annual rate of 5.50%, payable semi-annually. These proceeds were used to repay our existing $300 million notes that matured on March 15, 2006 (see Note 4 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q). We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. Such borrowings would be supported by our bank revolving credit facility, when needed.

Cash Provided by Operating Activities

Net cash provided by operating activities was $119.6 million and $36.2 million for the three months ended March 31, 2007 and 2006, respectively. The $83.4 million increase was primarily driven by:

•

A decline in our Other Long-Term Assets primarily due to a deposit made to the IRS in 2006 to stop the accrual of statutory interest on potential tax deficiencies related to the legacy tax matters discussed in Note 7—Contingencies (Tax Matters) to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q;

•	Timing of payments of accounts payable and accrued liabilities (e.g., bonus, commission and benefits, etc.) compared to the prior period;

•

A lower SFAS No. 123R windfall reclass from net cash flows from operating activities to cash flows from financing activities for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, due to a decrease in volume of stock option exercises in the current period;

•	A decrease in income tax payments; and

•	An increase in collections of accounts receivable as a result of higher sales in 2006 compared to prior period.

Cash Used in Investing Activities

Net cash used in investing activities was $45.2 million for the three months ended March 31, 2007, as compared to $7.8 million for the three months ended March 31, 2006. The $37.4 million increase primarily reflects the following activities:

During the three months ended March 31, 2007, we completed the following acquisitions and investments:

•

We acquired First Research for $22.5 million with cash drawn from our credit facilities, inclusive of cash acquired of $0.7 million (see Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q for further information);

•

In connection with the formation of Huaxia D&B China joint venture in which D&B is the majority shareholder, we made a payment of $1.0 million for a controlling premium, as well as a payment of $5.0 million for a guarantee arrangement to a related party who is a major shareholder of HICC, inclusive of cash acquired of $0.1 million. (see Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q for further information); and

•	We also spent $2.1 million for other investments in our International segment during the first quarter of 2007.

During the three months ended March 31, 2006, we acquired Open Ratings for $8.0 million with cash on hand, inclusive of cash acquired of $0.4 million (see Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q for further information).

•

Increased capital expenditures and additions to computer software and other intangibles of $9.3 million for the three months ended March 31, 2007 as compared to March 31, 2006. This was primarily driven by increased investments in our U.S. segment such as Acxiom (which will significantly increase the speed, data processing capacity and matching capabilities we will provide our U.S. sales and marketing customers) and in our International segment, where the majority of capital investments were primarily for the D&B Worldwide Network; and

•	A decrease in net redemptions of marketable securities of $6.2 million. We did not have any investments or redemptions of marketable securities for the three months ended March 31, 2007.

Cash Used in Financing Activities

Net cash used in financing activities was $74.8 million and $102.5 million for the three months ended March 31, 2007 and 2006, respectively. As set forth below, these changes primarily relate to share repurchases, contractual obligations, payment of dividends, stock-based proceeds from stock option exercises and spin-off obligations.

Share Repurchases

During the three months ended March 31, 2007, we repurchased 0.8 million shares of common stock for $68.7 million under the share repurchase program. During the three months ended March 31, 2006, we repurchased 1.3 million shares of common stock for $91.9 million under share repurchase program. See Note 5 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q for further information.

In addition, in order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, we have share repurchase programs in place. During the three months ended March 31, 2007, we repurchased 0.4 million shares of common stock for $36.9 million under this program. During the three months ended March 31, 2006, we repurchased 0.4 million shares of common stock for $30.6 million. See Note 5 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q for further information.

Contractual Obligations

Debt

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011, bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our existing $300 million notes bearing interest at a fixed annual rate of 6.625%, payable semi-annually, which matured in March 2006. We did not issue any debt during the three months ended March 31, 2007.

Credit Facility

At March 31, 2007 and December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which was terminated on April 19, 2007. This facility otherwise would have expired in September 2009. At March 31, 2007, we had $184.7 million of borrowings outstanding under this facility. This facility also supports our commercial paper borrowings. We had not drawn on the facility and did not have any borrowings outstanding under the facility for the three months ended March 31, 2006.

Dividends

On February 1, 2007, we announced that our Board of Directors approved the initiation of a dividend and declared our first quarterly cash dividend of $0.25 per share. A first quarter cash dividend of $14.9 million was paid on March 29, 2007, to shareholders of record at the close of business on March 8, 2007. We did not pay any dividends on our common stock during the three months ended March 31, 2006.

Stock-based Programs

For the three months ended March 31, 2007, net proceeds from stock-based awards were $10.3 million compared with $20.0 million for the three months ended March 31, 2006. The decrease was primarily attributed to a decrease in the volume of stock option exercises in the current period.

In addition, the implementation of SFAS No. 123R, effective January 1, 2006, requires the benefits of tax deductions in excess of the tax impact of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased financing cash flows by $9.9 million for the three months ended March 31, 2007 and $18.1 million for the three months ended March 31, 2006. Included in the $9.9 million, was $4.2 million associated with the exercise of 0.2 million Moody’s stock options.

Spin-off Obligations

As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and D&B entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). During the three months ended March 31, 2007, we did not make a payment to Moody’s/D&B2. We made a payment of $20.9 million to Moody’s/D&B2 during the three months ended March 31, 2006 under the TAA which was fully accrued as of December 31, 2005. See “Future Liquidity—Sources and Uses of Funds—Spin-Off Obligation” for further detail.

Future Liquidity—Sources and Uses of Funds

Credit Facility

On April 19, 2007, we entered into a new five-year credit agreement and terminated our existing five-year credit agreement. We have $500 million of aggregate availability under the new facility, while our aggregate availability under the terminated facility was $300 million. Borrowings under the new facility will be available at prevailing short-term interest rates. The new facility expires in April 2012 and requires the maintenance of interest coverage and total debt to EBITDA ratios. On April 19, 2007, we borrowed $182.7 million under our new five-year credit agreement and utilized such proceeds to pay down the amounts under our then outstanding five-year facility immediately prior to its termination.

Share Repurchases and Dividends

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, our Board of Directors approved in August 2006, a new four-year, five million share repurchase program. During the three months ended March 31, 2007, we repurchased 0.4 million shares of common stock for $36.9 million under this program with 3.5 million shares remaining to be repurchased.

In August 2006, our Board of Directors approved a $200 million, one-year share repurchase program which commenced in October 2006. During the three months ended March 31, 2007, we repurchased 0.8 million shares of common stock for $68.7 million under this share repurchase program with $56.3 million remaining to be repurchased. We commenced this share repurchase program in October 2006 and anticipate that this program will be completed in the third quarter of 2007. This share repurchase program expires one year from the date of commencement.

On May 3, 2007, we announced that the Board of Directors authorized a new $200 million, one-year share repurchase program. The new $200 million program will commence after completion of the current $200 million program approved by the Board of Directors in August 2006, which has $56.3 million remaining. We anticipate that the new $200 million program will be completed within twelve months of its initiation.

On May 3, 2007, we announced that our Board of Directors declared the payment of a cash dividend of $0.25 per share for the second quarter of 2007. This cash dividend is payable on June 15, 2007, to shareholders of record at the close of business on May 31, 2007.

Spin-off Obligation

As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and D&B entered into the TAA dated as of September 30, 2000. Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/D&B2 stock options (including Moody’s/D&B2 options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual who exercised the options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to indemnify the other party for its loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that appear to provide that the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with a D&B employee exercising a Moody’s/D&B2 option). We have filed tax returns for 2001 through 2005, and made estimated tax deposits for 2006, consistent with the IRS rulings. We received (or believe we are due) the benefit of additional tax deduction and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating for tax years 2002 to 2006 of approximately $31.8 million in the aggregate for such years. This potential reimbursement would be accounted for as a reduction to shareholders’ equity. During the three months ended March 31, 2007, we did not make a payment to Moody’s/D&B2. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of options, the future price of stock underlying the stock options and relevant tax rates. As of March 31, 2007, current and former employees of D&B held 1.0 million Moody’s stock options. These stock options had a weighted average exercise price of $11.47 and a remaining, weighted average contractual life of two years. All of these options are currently exercisable.

Potential Payments in Tax and Legal Matters

We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Part I — Item I Note 7 to our unaudited consolidated financial statements included in Item I. of our Quarterly Report on Form 10-Q and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q. We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in these matters.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. Our 2006 consolidated financial statements included in Item 7a. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2006, provide a more detailed discussion of the market risks affecting operations. As of March 31, 2007, no material change had occurred in our market risks, compared with the disclosure in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended March 31, 2007, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in “Part I — Item I — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended March 31, 2007 of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(Amounts in millions, except per share data)
January 1-31, 2007	0.2	$84.20	0.2	—	$—
February 1-28, 2007	0.6	$87.65	0.6	—	—
March 1-31, 2007	0.4	$89.20	0.4	—	—

	1.2	$87.64	1.2	3.5	$56.3

(a)	During the three months ended March 31, 2007, we repurchased 0.4 million shares of common stock for $36.9 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in August 2006 and expires in August 2010. The maximum number of shares authorized for repurchase under this program is 5.0 million shares, of which 1.5 million shares have been repurchased as of March 31, 2007.

(b)	During the three months ended March 31, 2007, we repurchased 0.8 million shares of common stock for $68.7 million related to a previously announced $200 million, one-year share repurchase program approved by our Board of Directors in August 2006. We commenced this share repurchase program in October 2006 and anticipate that this program will be completed in the third quarter of 2007. This share repurchase program expires one year from the date of commencement.

Item 5.	Other Information

Amendment to 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan

At the Company’s Annual Meeting of Shareholders held on May 2, 2007, shareholders voted upon and approved an amendment to the 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan (the “Plan”) authorizing an additional 400,000 shares of Common Stock for issuance thereunder. The Plan was amended to allow the Company to continue to grant Awards (as described in the Plan) under the Company’s non-employee director compensation program. The amendment was effective upon approval.

Additional information concerning the amendment to the Plan was “previously reported” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934) in the Company’s definitive proxy statement dated March 26, 2007, relating to the Annual Meeting of Shareholders held on May 2, 2007, filed with the Securities and Exchange Commission on March 26, 2007 (the “Proxy Statement”).

A copy of the Plan, as amended, is included as Exhibit 10.1 to this quarterly report on Form 10-Q and is incorporated herein by reference.

Amendment to Stock Ownership Guidelines

Effective May 1, 2007, we amended our stock ownership guidelines to remove the requirement that executives must retain for a one-year holding period 50% of the net shares of Common Stock received upon the exercise of options. A complete description of our stock ownership guidelines is included in our Proxy Statement. We amended our stock ownership guidelines to ensure that they continue to align the interest of our key executives with our stockholders.

Amendment to Supplemental Executive Benefit Plan and Executive Retirement Plan of the Dun & Bradstreet Corporation

In May 2007, our Compensation and Benefits Committee approved the following actions with respect to our compensation program for our executive officers:

•

Participation in our Supplemental Executive Benefit Plan (the “SEBP”) will be “frozen” effective July 1, 2007 and all participants then active under the SEBP will become participants under our Executive Retirement Plan (the “ERP”). The SEBP is a non-qualified unfunded pension plan that was offered to certain of our key management employees pursuant to which they accumulated certain retirement income benefits. A description of the SEBP can be found in our Proxy Statement. Participants under the SEBP at the time benefits are frozen will continue to derive the benefit of future salary increases in calculating amounts ultimately to be paid out under the SEBP and they will receive the greater of the benefit that would be received under the frozen SEBP (taking into account such future salary increases) or benefits then payable under the ERP. A copy of the SEBP, as amended, is included as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

•

Our Executive Retirement Plan was amended to change the early retirement reduction factors set forth therein. The ERP is a non-qualified plan, which provides certain retirement income benefits to certain of our key management employees. The ERP provides an annual benefit equal to 4% of a participant’s average final compensation for each of the first 10 years of service for a maximum benefit of 40%. A participant is 100% vested in the applicable benefit upon completion of 5 years of service while a member of the plan. The benefit payment from the ERP is offset by any pension benefits earned on any other pension plan sponsored by D&B or one of its affiliates and the participant’s Social Security retirement benefit. A copy of the ERP, as amended, is included as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Retirement income benefits are just one element of our compensation program for executive officers. A description of our compensation program elements can be found in our Proxy Statement and in future Proxy Statement filings with the SEC.

Item 6.	Exhibits

+Exhibit 10.1 — 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan, as amended May 2, 2007.

+Exhibit 10.2. — Supplemental Executive Benefit Plan of The Dun & Bradstreet Corporation, as amended May 1, 2007.

+Exhibit 10.3 — Execution Retirement Plan of The Dun & Bradstreet Corporation, as amended May 1, 2007.

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

THE DUN & BRADSTREET CORPORATION

By:	/s/ Anastasios G. Konidaris
Anastasios G. Konidaris
Senior Vice President and Chief Financial Officer

Date: May 4, 2007

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer

Date: May 4, 2007