Form 10-Q
period 2007-06-30
DUN & BRADSTREET CORP/NW
filed 2007-08-07
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer   ☑            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at June 30, 2007
Common Stock, par value $0.01 per share	58,845,123

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in millions, except per share data)
Operating Revenues	$396.8	$367.4	$789.1	$734.6
Operating Expenses	118.8	117.7	236.2	227.1
Selling and Administrative Expenses	169.6	153.0	334.9	311.9
Depreciation and Amortization	10.2	7.5	19.6	14.0
Restructuring Charge	4.9	3.6	19.7	10.0

Operating Costs	303.5	281.8	610.4	563.0

Operating Income	93.3	85.6	178.7	171.6

Interest Income	1.6	1.6	3.1	4.3
Interest Expense	(6.5)	(4.2)	(12.9)	(9.6)
Other Income (Expense) - Net	1.7	0.4	7.6	(0.1)

Non-Operating Income (Expense) - Net	(3.2)	(2.2)	(2.2)	(5.4)

Income Before Provision for Income Taxes	90.1	83.4	176.5	166.2
Provision for Income Taxes	2.6	31.2	36.4	62.5
Minority Interest Income (Expense)	(0.2)	(0.1)	(0.2)	(0.2)
Equity in Net Income of Affiliates	0.3	0.1	0.4	0.2

Net Income	$87.6	$52.2	$140.3	$103.7

Basic Earnings Per Share of Common Stock	$1.49	$0.81	$2.38	$1.59

Diluted Earnings Per Share of Common Stock	$1.46	$0.79	$2.32	$1.54

Weighted Average Number of Shares Outstanding - Basic	58.6	64.3	59.0	65.3
Weighted Average Number of Shares Outstanding - Diluted	60.2	66.1	60.5	67.1

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	June 30, 2007	December 31, 2006
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$154.8	$138.4
Accounts Receivable, Net of Allowance of $19.8 at June 30, 2007 and $21.5 at December 31, 2006	379.8	415.0
Other Receivables	7.8	10.5
Prepaid Taxes	4.8	47.9
Deferred Income Tax	13.8	11.2
Other Current Assets	24.4	22.0

Total Current Assets	585.4	645.0

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $151.1 at June 30, 2007 and $145.4 at December 31, 2006	49.4	50.7
Prepaid Pension Costs	258.0	199.0
Computer Software, Net of Accumulated Amortization of $332.8 at June 30, 2007 and $330.4 at December 31, 2006	69.3	54.4
Goodwill	259.7	228.2
Deferred Income Tax	64.7	106.1
Deposit	39.8	39.8
Other Receivables	38.7	—
Other Non-Current Assets	52.9	36.9

Total Non-Current Assets	832.5	715.1

Total Assets	$1,417.9	$1,360.1

LIABILITIES
Current Liabilities
Accounts Payable	$35.3	$40.3
Accrued Payroll	99.3	129.0
Accrued Income Tax	—	2.8
Short-Term Debt	0.1	0.1
Other Accrued and Current Liabilities (Note 12)	199.0	165.9
Deferred Revenue	520.1	467.4

Total Current Liabilities	853.8	805.5

Pension and Postretirement Benefits	404.3	416.3
Long-Term Debt	475.8	458.9
Liabilities for Unrecognized Tax Benefits	84.0	54.4
Other Non-Current Liabilities	24.8	21.5

Total Liabilities	1,842.7	1,756.6

Contingencies (Note 7)
Minority Interest Liability	4.8	2.6
Shareholders’ Equity
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	174.8	186.8
Retained Earnings (Note 13)	1,208.8	1,132.2
Treasury Stock, at cost, 23.1 shares at June 30, 2007 and 21.8 shares at December 31, 2006	(1,404.8)	(1,265.9)
Accumulated Other Comprehensive Income	(409.2)	(453.0)

Total Shareholders’ Equity	(429.6)	(399.1)

Total Liabilities and Shareholders’ Equity	$1,417.9	$1,360.1

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2007	2006
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$140.3	$103.7
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	19.6	14.0
Amortization of Unrecognized Pension Loss	9.0	—
Gain from Sales of Businesses	(6.7)	—
Income Tax Benefit from Stock-Based Awards	22.0	31.3
Excess Tax Benefit on Stock-Based Awards	(17.0)	(25.1)
Equity-Based Compensation	13.7	11.1
Restructuring Charge	19.7	10.0
Restructuring Payments	(18.9)	(7.6)
Deferred Income Taxes, Net	(62.0)	(2.7)
Accrued Income Taxes, Net	49.3	(0.8)
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	42.6	58.8
Net Increase in Other Current Assets	(2.5)	(0.4)
Increase in Deferred Revenue	46.0	27.9
Decrease in Accounts Payable	(1.8)	(12.1)
Net Decrease in Accrued Liabilities	(4.0)	(21.3)
Net Decrease in Other Accrued and Current Liabilities	(0.1)	(3.7)
Changes in Non-Current Assets and Liabilities :
Net Increase in Other Long-Term Assets	(10.5)	(41.9)
Net Decrease in Long-Term Liabilities	(1.7)	(3.9)
Net, Other Non-Cash Adjustments	(0.5)	0.6

Net Cash Provided by Operating Activities	236.5	137.9

Cash Flows from Investing Activities:
Investments in Marketable Securities	—	(149.6)
Redemptions of Marketable Securities	—	259.0
Proceeds from Sales of an Investment	0.8	—
Payments for Acquisitions of Businesses, Net of Cash Acquired	(36.7)	(8.3)
Cash Settlements of Foreign Currency Contracts	(0.6)	(0.8)
Capital Expenditures	(9.1)	(4.2)
Additions to Computer Software and Other Intangibles	(24.0)	(16.8)
Net, Other	0.3	0.2

Net Cash (Used in) Provided by Investing Activities	(69.3)	79.5

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(180.5)	(396.6)
Net Proceeds from Stock-Based Awards	18.9	25.6
Spin-off Obligation	—	(20.9)
Payment of Debt	—	(300.0)
Proceeds from Issuance of Long-Term Debt	—	299.2
Payments of Dividends	(29.6)	—
Proceeds from Borrowings on Credit Facilities	374.4	55.0
Payments of Borrowings on Credit Facilities	(357.5)	—
Payment of Bond Issue Costs	—	(2.2)
Termination of Interest Rate Derivatives	—	5.0
Excess Tax Benefit on Stock-Based Awards	17.0	25.1
Net, Other	0.2	(0.2)

Net Cash Used in Financing Activities	(157.1)	(310.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	6.3	14.4

Increase (Decrease) in Cash and Cash Equivalents	16.4	(78.2)
Cash and Cash Equivalents, Beginning of Period	138.4	195.3

Cash and Cash Equivalents, End of Period	$154.8	$117.1

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$27.1	$34.8
Interest	$12.7	$10.1

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Note 1 — Basis of Presentation

These interim unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the audited consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2006. The consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”) for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.

All significant inter-company transactions have been eliminated in consolidation.

The financial statements of the subsidiaries outside the U.S. and Canada reflect three month and six month periods ended May 31, 2007 and 2006, in order to facilitate the timely reporting of our unaudited consolidated financial results and financial position.

Where appropriate, we have reclassified certain prior period amounts to conform to our current presentation.

Significant Accounting Policies

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. During the six months ended June 30, 2007, we updated our significant accounting policies as follows:

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

    Stock-Based Compensation

In connection with our dividend payments, we updated our dividend yield assumption in our Black-Scholes valuation model from 0% at December 31, 2006 to 1.1% at June 30, 2007, in calculating the fair value of our employee stock options. We have estimated the dividend yield assumption by dividing the anticipated annual dividend payment by the stock price on the grant date.

Note 2 — Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” or “EITF No. 06-11,” that an entity should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in Additional Paid in Capital (“APIC”). The amount recognized in APIC should be included in the APIC pool. When an entity’s estimate of forfeitures increases or actual forfeitures exceed its estimates, the amount of tax benefits previously recognized in APIC should be reclassified into the income statement. The amount reclassified is limited to the APIC pool balance on the reclassification date. EITF No. 06-11 would apply prospectively to the income tax benefits of dividends declared on affected securities in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is permitted as of the beginning of a fiscal year for which interim financial statements or annual financial statements have not been issued. We are currently assessing the impact that the adoption of EITF No. 06-11 will have, if any, on our consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Tabular dollar amounts in millions, except per share data)

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, or “FSP FIN 48-1,” which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” or “SFAS 159.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire arrangements and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements,” or “SFAS No. 157.” We are currently assessing the impact that the adoption of SFAS No. 159 will have, if any, on our consolidated financial statements.

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

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately $34.1 million (net of tax benefits) in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. See Note 8 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information regarding income taxes.

Note 3 — Impact of Implementation of the Blueprint for Growth Strategy

Restructuring Charge

Since the launch of our Blueprint for Growth Strategy, we have implemented Financial Flexibility Programs. Financial Flexibility is an ongoing process by which we seek to reallocate our spending from low-growth or low–value activities to other activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. With each program, we have incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income) and in certain instances pension or postretirement curtailments. These charges are incurred as a result of eliminating, consolidating, standardizing, and/or automating our business functions. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility Programs.

For the three month and six month periods ended June 30, 2007 and 2006, the restructuring charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or “SFAS No. 146.” Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations. For the three month and six month periods ended June 30, 2006, the curtailment was recorded in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or “SFAS No. 106.”

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Tabular dollar amounts in millions, except per share data)

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

During the three months ended June 30, 2007, we recorded a $4.0 million restructuring charge in connection with the Financial Flexibility Program announced in January 2007 (“2007 Financial Flexibility Program”) and $0.9 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”). The components of these charges included:

•

Severance and termination costs of $3.0 million associated with approximately 100 employees related to the 2007 Financial Flexibility Program. Of these 100 employees, 75 employees have exited the Company and 25 employees will exit the Company in future quarters;

•	Severance and termination costs of $0.1 million associated with approximately 5 employees, who all have exited the Company, related to the 2006 Financial Flexibility Program; and

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.0 million related to the 2007 Financial Flexibility Program and $0.8 million related to the 2006 Financial Flexibility Program.

During the three months ended June 30, 2007, we eliminated approximately 150 positions, which included approximately 75 open positions and the 75 employees referenced above who were terminated in conjunction with our 2007 Financial Flexibility Program. In addition, during the three months ended June 30, 2007, approximately 5 positions were eliminated in conjunction with our 2006 Financial Flexibility Program.

During the three months ended June 30, 2006, we recorded a $3.5 million restructuring charge in connection with the 2006 Financial Flexibility Program, a $0.2 million net restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”) and a $0.1 million restructuring gain in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The components of these charges and gains included:

•	Severance and termination costs of $2.6 million associated with approximately 100 employees, who all have exited the Company, related to the 2006 Financial Flexibility Program;

•	Severance and termination costs of $0.3 million associated with approximately 10 employees, who all have exited the Company, related to the 2005 Financial Flexibility Program;

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.9 million related to the 2006 Financial Flexibility Program; and

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

During the three months ended June 30, 2006, approximately 100 employees were terminated in conjunction with our 2006 Financial Flexibility Program. In addition, during the three months ended June 30, 2006, approximately 10 employees were terminated in conjunction with our 2005 Financial Flexibility Program.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

During the six months ended June 30, 2007, we recorded an $18.3 million restructuring charge in connection with the 2007 Financial Flexibility Program and $1.4 million restructuring charge in connection with the 2006 Financial Flexibility Program. The components of these charges included:

•

Severance and termination costs of $17.3 million associated with approximately 200 employees, related to the 2007 Financial Flexibility Program. Of these 200 employees, 175 employees have exited the Company and 25 employees will exit the Company in future quarters.

•	Severance and termination costs of $0.6 million associated with approximately 15 employees, who all have exited the Company, related to the 2006 Financial Flexibility Program; and

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.0 million related to the 2007 Financial Flexibility Program and $0.8 million related to the 2006 Financial Flexibility Program.

        During the six months ended June 30, 2007, we eliminated approximately 425 positions, which included approximately 225 open positions and the 200 employees referenced above who were terminated in conjunction with our 2007 Financial Flexibility Program. In addition, during the six months ended June 30, 2007, approximately 15 employees were eliminated in conjunction with our 2006 Financial Flexibility Program.

During the six months ended June 30, 2006, we recorded an $8.1 million restructuring charge in connection with the 2006 Financial Flexibility Program, a $2.2 million net restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.3 million net restructuring curtailment gain in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•	Severance and termination costs of $7.2 million associated with approximately 100 employees, who have exited the Company, related to the 2006 Financial Flexibility Program;

•	Severance and termination costs of $2.0 million associated with approximately 25 employees, who have exited the Company, related to the 2005 Financial Flexibility Program;

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.9 million related to the 2006 Financial Flexibility Program and $0.3 million related to the 2005 Financial Flexibility Program; and

•

Curtailment gains of $0.1 million for the 2005 Financial Flexibility Program and $0.3 million for the 2004 Financial Flexibility Program related to the U.S. postretirement benefit plan resulting from employee termination actions, respectively. In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or “SFAS No. 106,” we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

During the six months ended June 30, 2006, approximately 125 employees were terminated in conjunction with our 2006 Financial Flexibility Program. In addition, during the six months ended June 30, 2006, approximately 20 employees were terminated in conjunction with our 2005 Financial Flexibility Program.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2007 Financial Flexibility Program.

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges
Charge Taken during First Quarter 2007	$14.3	$—	$14.3
Payments during First Quarter 2007	(2.7)	—	(2.7)

Balance Remaining as of March 31, 2007	$11.6	$—	$11.6

Charge Taken during Second Quarter 2007	$3.0	$1.0	$4.0
Payments during Second Quarter 2007	(5.7)	(0.8)	(6.5)

Balance Remaining as of June 30, 2007	$8.9	$0.2	$9.1

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2006 Financial Flexibility Program.

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges
Charge Taken during First Quarter 2006	$4.6	$—	$4.6
Payments during First Quarter 2006	(0.8)	—	(0.8)

Balance Remaining as of March 31, 2006	$3.8	$—	$3.8

Charge Taken during Second Quarter 2006	$2.6	$0.9	$3.5
Payments during Second Quarter 2006	(1.7)	(0.1)	(1.8)

Balance Remaining as of June 30, 2006	$4.7	$0.8	$5.5

Charge Taken during Third Quarter 2006	$4.5	$9.5	$14.0
Payments during Third Quarter 2006	(2.3)	(2.0)	(4.3)

Balance Remaining as of September 30, 2006	$6.9	$8.3	$15.2

Charge Taken during Fourth Quarter 2006	$1.3	$—	$1.3
Payments during Fourth Quarter 2006	(2.9)	(3.0)	(5.9)

Balance Remaining as of December 31, 2006	$5.3	$5.3	$10.6

Charge Taken during First Quarter 2007	$0.5	$—	$0.5
Payments during First Quarter 2007	(2.8)	(1.7)	(4.5)

Balance Remaining as of March 31, 2007	$3.0	$3.6	$6.6

Charge Taken during Second Quarter 2007	$0.1	$0.8	$0.9
Payments during Second Quarter 2007	(2.1)	(1.9)	(4.0)

Balance Remaining as of June 30, 2007	$1.0	$2.5	$3.5

Actions under the 2005 Financial Flexibility Program have been substantially completed.

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	June 30, 2007	December 31, 2006
Debt Maturing Within One Year:
Other	$0.1	$0.1

Total Debt Maturing Within One Year	$0.1	$0.1

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.6 million discount as of June 30, 2007 and December 31, 2006)	$299.4	$299.4
Credit Facilities	176.4	159.5

Total Debt Maturing After One Year	$475.8	$458.9

Fixed-Rate Notes

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes, bearing interest at a fixed annual rate of 6.625% that matured on March 15, 2006. The 2011 notes of $299.4 million, net of $0.6 million remaining discount, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheets at June 30, 2007 and December 31, 2006.

The 2011 notes were issued at a discount of $0.8 million and, in connection with the issuance, we incurred underwriting and other fees in the amount of approximately $2.2 million. These costs are being amortized over the life of the 2011 notes. The 2011 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. The 2011 notes do not contain any financial covenants.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Tabular dollar amounts in millions, except per share data)

On September 30, 2005 and February 10, 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the above referenced debt issuance. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in “Accumulated Other Comprehensive Income.” In connection with the issuance of the 2011 notes, these interest rate derivative transactions were terminated, resulting in proceeds of approximately $5.0 million at the date of termination. The proceeds are recorded in “Accumulated Other Comprehensive Income,” and are being amortized over the life of the 2011 notes.

Credit Facilities

At December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007 and then entered into a new $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the new $500 million credit facility will be available at prevailing short-term interest rates. The new facility requires, and the terminated facility required, the maintenance of interest coverage and total debt to earnings before income taxes, depreciation and amortization (“EBITDA”) ratios (each defined in each credit agreement, respectively). We were in compliance with these requirements at June 30, 2007 and December 31, 2006.

On April 19, 2007, we borrowed $182.7 million under our new $500 million credit facility and utilized such proceeds to pay down the amounts outstanding under our then existing $300 million credit facility immediately prior to termination. The new $500 million credit facility will provide us the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases.

At June 30, 2007, we had $176.4 million of borrowings outstanding under the new $500 million credit facility with a weighted average interest rate of 5.74%. At December 31, 2006, we had $159.5 million of borrowings outstanding under the $300 million credit facility with a weighted average interest rate of 5.84%. We borrowed under these facilities from time-to-time during the six months ended June 30, 2007 to fund our share repurchases, working capital needs and the acquisition of First Research. See Note 11 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information regarding this acquisition. The $500 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We had not borrowed under our commercial paper program as of June 30, 2007 or December 31, 2006.

Other

At June 30, 2007 and December 31, 2006, certain of our international operations had non-committed lines of credit of $15.3 million and $14.9 million, respectively. There were no borrowings outstanding under these lines of credit at June 30, 2007 or December 31, 2006. These arrangements have no material commitment fees and no compensating balance requirements.

At June 30, 2007 and December 31, 2006, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $5.6 million.

Interest paid totaled $2.1 million and $12.7 million during the three month and six month periods ended June 30, 2007, respectively. During the three months ended June 30, 2006, no interest payments were made. During the six months ended June 30, 2006, $10.1 million of interest payments were made.

Note 5 — Reconciliation of Weighted Average Shares Outstanding

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Share data in millions)
Weighted average number of shares outstanding - basic	58.6	64.3	59.0	65.3
Dilutive effect of our stock incentive plans	1.6	1.8	1.5	1.8

Weighted average number of shares outstanding - diluted	60.2	66.1	60.5	67.1

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Tabular dollar amounts in millions, except per share data)

Stock-based awards to acquire 0.4 million and 0.5 million shares of common stock were outstanding at June 30, 2007 and 2006, respectively, but were not included in the quarter-to-date computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Stock-based awards to acquire 0.3 million and 0.8 million shares of common stock were outstanding at June 30, 2007 and 2006, respectively, but were not included in the year-to-date computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our stock options generally expire ten years from the grant date.

Our share repurchases were as follows:

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2007			2006			2007			2006
Program	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
	(Share data in millions)
Share Repurchase Programs	0.5	(a)	$47.1	1.6	(b)	$119.3	1.3	(a)	$115.8	2.9	(b)	$211.2
Repurchases to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan	0.3	(c)	27.8	2.1	(d)	154.8	0.7	(c)	64.7	2.5	(d)	185.4

Total Repurchases	0.8		$74.9	3.7		$274.1	2.0		$180.5	5.4		$396.6

(a)	In August 2006, our Board of Directors approved a $200 million, one-year share repurchase program which commenced in October 2006. This program was completed in the third quarter of 2007.

(b)	In February 2005, our Board of Directors approved an additional $100 million to our then existing $400 million, two-year share repurchase program announced in February 2004. This program was completed in September 2006.

(c)	In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan (the “ESPP”). This program expires in August 2010.

(d)	In July 2003, our Board of Directors approved a three-year, six million share repurchase program to mitigate dilution under our stock incentive plans and ESPP. This program was completed in August 2006.

In May 2007, our Board of Directors authorized a new $200 million, one-year share repurchase program. The new $200 million program commenced in July 2007 upon the completion of the then existing $200 million program which had $9.2 million remaining as of June 30, 2007. We anticipate that the new $200 million program will be completed within twelve months of its initiation.

Note 6 — Comprehensive Income

Total comprehensive income for the three month and six month periods ended June 30, 2007 and 2006, which includes net income and other gains and losses that affect shareholders’ equity, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income	$87.6	$52.2	$140.3	$103.7
Other Comprehensive Income:
Foreign Currency Translation Adjustment	4.1	9.4	4.7	13.7
Pension Adjustment, Net of tax effect of $21.5 and $22.7 for the three month and six month periods ended June 30, 2007, respectively	32.4	—	34.1	—
Unrealized Gains (Losses) on Investments	(0.2)	(0.2)	(0.5)	3.9

Total Comprehensive Income	$123.9	$61.4	$178.6	$121.3

In addition, for the three month and six month periods ended June 30, 2007, we recognized $4.1 million and $9.0 million, respectively, into pension cost related to deferred pension loss, which was previously included in “Accumulated Other Comprehensive Income.” The associated tax was $1.6 million and $3.6 million for the three month and six month periods ended June 30, 2007, respectively.

Note 7 — Contingencies

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Tabular dollar amounts in millions, except per share data)

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

In November 1996, the Company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin-off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin-off by D&B1 of its stock in ACNielsen and Cognizant. In June 1998, D&B1 separated through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/D&B1”), and a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). In September 2000, D&B2 separated through a spin-off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Quarterly Report on Form 10-Q as “Moody’s/D&B2”), and a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Quarterly Report on Form 10-Q as “D&B”) (the “2000 Distribution”).

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

Our remaining Legacy Tax Matter is referred to as “Amortization and Royalty Expense Deductions/Royalty Income—1997-2007” (the “1997 Transaction”)

During 2003, the Internal Revenue Service challenged certain amortization expense and royalty expense deductions taken with respect to the 1997 Transaction, and also allocated certain royalties received by the partnership established in connection with the 1997 Transaction as taxable income to the taxpayers, including D&B. In addition, on March 3, 2006, D&B and Moody’s/D&B2 each made a deposit to the IRS of $39.8 million in order to stop the accrual of statutory interest on additional taxes allegedly due for the 1997-2002 tax years.

        As previously reported in our Current Report on Form 8-K, filed with the SEC on July 23, 2007, we believe there are technical infirmities in the IRS’ ability to assess and collect tax with respect to the 1997-2002 tax periods. Despite this, in June 2007, we received three Notices of Deficiency (“Notices”) from the IRS relating to tax years 1997, 1998, 2001 and 2002. These Notices were sent to D&B, Donnelley/D&B1 and Moody’s/D&B2, the taxpayers of record during these tax years for the matters addressed in the Notices. By these Notices, the IRS determined deficiencies against the taxpayers in the aggregate amount of $15.8 million in taxes and penalties for these tax years, all of which are for items unrelated to the 1997 Transaction. Because the taxpayers do not intend to appeal the deficiencies contained in the Notices to the Tax Court, no additional deficiencies can be assessed for the 1997-2002 tax years for any matter. With interest, the deficiencies total approximately $24 million, of which D&B’s share is approximately $16 million and Moody’s/D&B2’s share is approximately $8 million

We and Moody’s/D&B2, on behalf of all three taxpayers, have asked the IRS to return those portions of the deposits that exceed the amount of the determined deficiencies in tax and penalties, plus interest. The balances will be left as deposits. Specifically, at this time we have asked for a return of approximately $24 million of our $39.8 million deposit and left approximately $16 million on deposit. Moody’s has asked for a return of approximately $32 million of its $39.8 million deposit and left approximately $8 million on deposit. D&B also expects to ask the IRS for a return of the balance of its deposit (approximately $16 million). If and to the extent we are successful in this request, we will report a further non-core gain and a further return of cash.

In light of the foregoing developments, we are reversing $45.0 million of net reserves associated with the 1997-2002 tax years, predominately related to the 1997 Transaction, and increasing our reserves by $13.8 million (net of taxes) for our share of the deficiencies. These actions result in a net gain of $31.2 million.

We will no longer report on this matter in our periodic filings.

After making the foregoing adjustments, we believe that our remaining reserves for Legacy Tax Matters are adequate. As of June 30, 2007, we have $46.7 million of net reserves recorded in the consolidated financial statements, made up of the following components: $77.7 million in other non-current liabilities less $31.0 million in other long-term assets. The other long-term asset of $31.0 million is due from Moody’s/D&B2, pursuant to its contractual obligations for these Legacy Tax Matters.

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

The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. Hoover’s moved to dismiss all claims against it but the motion was denied. In 2004, the District Court certified a class in six of the approximately 300 actions (the “focus cases”), intending to provide strong guidance regarding the remaining cases. The underwriter defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. Plaintiffs have not yet moved to certify a class in the case involving Hoover’s.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Tabular dollar amounts in millions, except per share data)

Prior to the Second Circuit’s decision, Hoover’s had approved a settlement agreement and related agreements that set forth the terms of a settlement between Hoover’s, the purported plaintiff class and the vast majority of the other approximately 300 issuer defendants. These agreements were submitted to the Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 22, 2007, the plaintiffs and the issuers agreed to a stipulation terminating the proposed settlement, subject to court approval. The Court approved the stipulation terminating the settlement on June 25, 2007. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.

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

Note 8 — Income Taxes

Effective Tax Rate

For the three months ended June 30, 2007, our effective tax rate was 2.9% as compared to 37.5% for the three months ended June 30, 2006. The effective tax rate for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, was positively impacted by 34.6 points for the release of tax reserves for uncertain tax positions (see Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q) and by 0.5 points relating to our global tax planning initiatives, and negatively impacted by 0.5 points due to higher interest expense on tax liabilities for uncertain tax positions and by 0.9 points for other tax items. The effective tax rate for the three months ended June 30, 2006 had been negatively impacted by 0.9 points related to Legacy Tax Matters.

For the six months ended June 30, 2007, our effective tax rate was 20.6% as compared to 37.7% for the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, was positively impacted by 17.7 points for the release of tax reserves for uncertain tax positions (see Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q) and by 0.3 points relating to our global tax planning initiatives, and negatively impacted by 0.5 points due to higher interest expense on tax liabilities for uncertain tax positions, by 0.4 points for a tax incurred in Asia Pacific related to our Huaxia D&B China joint venture and by 0.5 points for other tax items. The effective tax rate for the six months ended June 30, 2006 had been negatively impacted by 0.5 points related to Legacy Tax Matters.

Adoption of FIN 48

In July 2006, the FASB issued FIN 48. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.

We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recognized an increase of approximately $34.1 million (net of tax benefits) in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The total amount of unrecognized tax benefits as of January 1, 2007 was $136.5 million. The amount of unrecognized tax benefits that, if recognized, would have impacted the effective tax rate was $127.6 million (net of tax benefits).

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Tabular dollar amounts in millions, except per share data)

See Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for a Legacy Tax Matter referred to as “Amortization and Royalty Expense Deductions/Royalty Income – 1997 – 2007.” As previously reported in our Quarterly Report on Form 10-Q for the period ending March 31, 2007, we believe there are technical infirmities in the IRS’ ability to assess and collect tax with respect to the 1997-2002 tax periods. Despite this, in June 2007, we received three Notices of Deficiency (“Notices”) from the IRS relating to tax years 1997, 1998, 2001 and 2002. These Notices were sent to D&B, Donnelley/D&B1 and Moody’s/D&B2, the taxpayers of record during these tax years for the matters addressed in the Notices. By these Notices, the IRS determined deficiencies against the taxpayers in the aggregate amount of $15.8 million in taxes and penalties for these tax years, all of which are for items unrelated to the 1997 Transaction. Because the taxpayers do not intend to appeal the deficiencies contained in the Notices to the Tax Court, no additional deficiencies can be assessed for the 1997-2002 tax years for any matter. With interest, the deficiencies total approximately $24 million, of which D&B’s share is approximately $16 million and Moody’s/D&B2’s share is approximately $8 million.

As a result of the events described above, we decreased our total unrecognized tax benefits by $14.3 million (net of increases) during the six months ended June 30, 2007. Therefore, the total amount of unrecognized tax benefits as of June 30, 2007 is $122.2 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $93.2 million (net of tax benefits). We do not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next 12 months.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal, state and local jurisdictions, we are no longer subject to examinations by tax authorities for years prior to 2003. In foreign jurisdictions, we are no longer subject to examinations by tax authorities for years prior to 2001 for foreign jurisdictions. We have been informed by the IRS of their intentions to commence an audit of the 2003, 2004 and 2005 tax periods.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of accrued interest as of January 1, 2007 was $12.2 million (net of tax benefits). The total amount of interest expense recognized in the three month and six month periods June 30, 2007 was $0.7 million (net of tax benefits) and $1.7 million (net of tax benefits), respectively. As a result of the events described above, the total amount of accrued interest as of June 30, 2007 was $8.1 million.

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Components of Net Periodic Cost:
Service cost	$4.1	$4.6	$8.8	$9.1	$0.2	$0.3	$0.3	$0.5
Interest cost	22.8	21.9	45.7	43.7	1.1	1.2	2.4	2.4
Expected return on plan assets	(29.3)	(28.4)	(58.2)	(56.8)	—	—	—	—
Amortization of prior service cost (credit)	0.4	0.6	0.9	1.1	(1.8)	(1.9)	(3.7)	(3.8)
Recognized actuarial (gain) loss	5.9	7.9	12.6	15.8	(0.4)	(0.5)	(0.8)	(0.9)

Net Periodic (Income) Cost	$3.9	$6.6	$9.8	$12.9	$(0.9)	$(0.9)	$(1.8)	$(1.8)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, that we expect to contribute $26.6 million and $12.8 million to our Non-Qualified U.S. and non-U.S. pension plans and the U.S. postretirement benefit plan, respectively in 2007. As of June 30, 2007, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans and postretirement benefit plan of $12.8 million and $6.7 million, respectively.

For the three month and six month periods ended June 30, 2007, we recognized $4.1 million and $9.0 million, respectively, into pension cost related to deferred pension loss, which was previously included in “Accumulated Other Comprehensive Income.” The associated tax for the three month and six month periods ended June 30, 2007 was $1.6 million and $3.6 million, respectively.

Effective June 30, 2007, we amended The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”). Any pension benefit that had been accrued through such date under the U.S. Qualified Plan was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan. All non-vested U.S. Qualified Plan participants who were actively employed as of June 30, 2007 were immediately vested on

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Tabular dollar amounts in millions, except per share data)

July 1, 2007. As a result, we recognized a curtailment charge of $3.2 million during the three month and six month periods ended June 30, 2007. We also remeasured all of our U.S. pension plans, inclusive of updated demographic data, as a result of this plan change in accordance with SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” and recognized pre-tax income of $54.0 million in “Other Comprehensive Income” to reflect changes in the funded status of our U.S. pension plans on the remeasurement date. The associated tax was $21.5 million. Together with the $2.8 million recognized in the first quarter of 2007, as a result of a remeasurement of one of our U.S. Non-Qualified plans due to a reduction in future service years, we recognized pre-tax income of $56.8 million in “Other Comprehensive Income,” with an associated tax of $22.7 million. No curtailment was recognized in the first quarter of 2007.

We have also amended our 401(k) Plan (the “401k Plan”) effective July 1, 2007, to increase our match formula from 50% to 100% of a team member’s contributions and to increase the maximum match to seven percent (7%), from six percent (6%), of such team member’s eligible compensation, subject to certain 401k Plan limitations.

We also recognized a curtailment gain of $0.2 million and $0.4 million for our postretirement benefit plan during the three month and six month periods ended June 30, 2006, respectively. For the three months ended June 30, 2006, $0.1 million was related to each of the 2005 Financial Flexibility Program and 2004 Financial Flexibility Program. For the six months ended June 30, 2006, $0.1 million and $0.3 million was related to the 2005 Financial Flexibility Program and the 2004 Financial Flexibility Program, respectively. See Note 3 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information.

Note 10 — Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. We manage our operations and our results are reported under the following two segments: U.S. and International (which consists of operations in Europe, Canada, Asia Pacific and Latin America). Our customer solution sets are Risk Management Solutions ™, Sales & Marketing Solutions ™, E-Business Solutions ™ and Supply Management Solutions ™. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenues. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “How We Manage Our Business” in this Form 10-Q for further details. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility Programs, are not allocated to our business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenue:
U.S.	$291.6	$271.2	$594.1	$557.2
International	105.2	96.2	195.0	177.4

Consolidated Total	$396.8	$367.4	$789.1	$734.6

Operating Income (Loss):
U.S.	$96.0	$87.8	$205.1	$191.5
International	24.9	23.7	35.7	32.4

Total Divisions	120.9	111.5	240.8	223.9
Corporate and Other(1)	(27.6)	(25.9)	(62.1)	(52.3)

Consolidated Total	93.3	85.6	178.7	171.6
Non-Operating Income (Expense), Net	(3.2)	(2.2)	(2.2)	(5.4)

Income before Provision for Income Taxes	$90.1	$83.4	$176.5	$166.2

(1)	The following table itemizes “Corporate and Other:”

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Tabular dollar amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Corporate Costs	$(19.6)	$(17.5)	$(36.4)	$(33.0)
Transition Costs (costs to implement our Financial Flexibility Programs)	(3.1)	(4.8)	(6.0)	(9.3)
Restructuring Expense	(4.9)	(3.6)	(19.7)	(10.0)

Total Corporate and Other	$(27.6)	$(25.9)	$(62.1)	$(52.3)

Supplemental Geographic and Customer Solution Set Information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Customer Solution Set Revenue:
U.S.:
Risk Management Solutions	$177.7	$169.7	$359.3	$345.8
Sales & Marketing Solutions	80.0	73.7	169.6	157.3
E-Business Solutions	24.6	20.2	47.5	39.8
Supply Management Solutions	9.3	7.6	17.7	14.3

Total U.S. Revenue	291.6	271.2	594.1	557.2

International:
Risk Management Solutions	85.0	79.2	158.1	147.0
Sales & Marketing Solutions	17.7	14.5	31.9	26.0
E-Business Solutions	1.7	1.3	3.5	2.3
Supply Management Solutions	0.8	1.2	1.5	2.1

Total International Revenue	105.2	96.2	195.0	177.4

Consolidated Total:
Risk Management Solutions	262.7	248.9	517.4	492.8
Sales & Marketing Solutions	97.7	88.2	201.5	183.3
E-Business Solutions	26.3	21.5	51.0	42.1
Supply Management Solutions	10.1	8.8	19.2	16.4

Consolidated Core Revenue	$396.8	$367.4	$789.1	$734.6

	At June 30, 2007	At December 31, 2006
Assets:
U.S.	$512.7	$513.3
International	462.8	424.9

Total Divisions	975.5	938.2
Corporate and Other (primarily domestic pensions and taxes)	442.4	421.9

Consolidated Total	$1,417.9	$1,360.1

Goodwill(2):
U.S.	$144.4	$125.1
International	115.3	103.1

Consolidated Total	$259.7	$228.2

(2)	The increase in goodwill in the U.S. segment from $125.1 million at December 31, 2006 to $144.4 million at June 30, 2007 is primarily attributable to: (i) the acquisition of First Research (see Note 11 to our unaudited consolidated financials statements included in Item 1. of this Quarterly Report on Form 10-Q) which amounted to $17.2 million; and (ii) the final purchase accounting adjustment of $2.0 million for deferred tax assets attributable to our acquisition of Open Ratings during the three months ended March 31, 2006. The increase in goodwill in the International segment from $103.1 million at December 31, 2006 to $115.3 million at June 30, 2007, is attributable to: (i) the Huaxia D&B China joint venture (see Note 11 to our unaudited consolidated financials statements included in Item 1. of this Quarterly Report on Form 10-Q) which amounted to $7.3 million; (ii) the acquisition of n2 Check (see Note 11 to our unaudited consolidated financials statements included in Item 1. of this Quarterly Report on Form 10-Q) which amounted to $3.2 million; and (iii) a $1.7 million positive impact of foreign currency translation.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 11 — Acquisitions

n2 Check Limited

During the second quarter of 2007, we acquired substantially all of the assets of n2 Check Limited, a credit and risk management company based in Kent, United Kingdom (“UK”) for an upfront payment of $4.3 million and a potential earn-out of up to $4.0 million based on certain financial performance metrics for the 12 month periods ending March 31, 2008 and 2009. The results of n2 Check have been included in our consolidated financial statements since the date of acquisition. n2 Check is a provider of credit and risk management data to small and mid-size businesses in the UK.

The transaction was valued at $5.2 million, inclusive of transaction costs of $0.9 million, recorded in accordance with SFAS No. 141, “Business Combinations,” or “SFAS No. 141.” The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $3.2 million and $3.3 million, respectively. The goodwill was assigned to our UK reporting unit. Of the $3.3 million of acquired intangible assets, $1.6 million was assigned to customer relationships, $1.1 million was assigned to tradename, and $0.6 million was assigned to technology. These intangible assets, with useful lives from five to fourteen years, are being amortized over a weighted-average useful life of 12.3 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed in connection with the acquisition. As a result, the allocation of the purchase price is subject to future adjustment.

First Research

During the first quarter of 2007, we acquired 100% of the outstanding capital stock of First Research with borrowings under our credit facility, for an upfront payment of $22.5 million and a potential earn-out of up to an additional $4.0 million based on the achievement of certain 2007 and 2008 financial performance metrics. First Research is based in Raleigh, North Carolina. The results of First Research’s operations have been included in our consolidated financial statements since the date of acquisition. First Research provides editorial-based industry insight for its customers on over 220 industries via the Internet. As part of our Internet strategy, we are investing in Hoover’s to increase the value we deliver to our customers and accelerate the growth of our Internet business. Through this acquisition, we believe that we will better meet the needs of our Hoover’s customers and expand our reach to new customers.

The transaction was valued at $23.0 million, inclusive of cash acquired of $0.7 million, a working capital adjustment of $0.2 million, subject to seller’s approval, and transaction costs of $0.3 million recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $17.2 million and $6.3 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $6.3 million of acquired intangible assets, $5.2 million was assigned to subscriber relationships, $1.0 million was assigned to proprietary products and $0.1 million was assigned to tradename. These acquired intangible assets, with useful lives of eighteen months to eight years, are being amortized over a weighted average useful life of 5.5 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

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

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Tabular dollar amounts in millions, except per share data)

business information and credit management services in China. Under the agreement, each shareholder contributed its existing business into the joint venture and we have a 51% majority ownership interest. The results of the joint venture operations have been included in our consolidated financial statements since the date of formation.

The transaction was accounted for under SFAS No. 141, EITF 01-2 “Interpretations of APB Opinion No. 29,” or “EITF 01-2,” and Accounting Principles Board Opinion (“APB”) No. 29 “Accounting for Nonmonetary Transactions,” or “APB 29.” The transaction was valued at $9.3 million, inclusive of transaction costs of $2.4 million. Pursuant to EITF 01-2 and APB 29, we were required to recognize a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount. The purchase price was allocated to tangible assets and liabilities on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $7.3 million and $3.8 million, respectively. The goodwill was assigned to our Asia Pacific reporting unit. Of the $3.8 million of acquired intangible assets, $1.5 million was assigned to customer relationships, $0.6 million was assigned to tradename and $1.7 million was assigned to database. These acquired intangible assets, with useful lives of one to eight years, are being amortized over a weighted average useful life of 4.2 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. In connection with this transaction, we also entered into a guarantee agreement for $5 million with a related party who is a major shareholder of HICC and which serves as a guarantor. The guarantee provides that HICC and its related parties will perform their obligations in accordance with the terms of the joint venture. This guarantee is recorded as an intangible asset being amortized over an estimated useful life of ten years. The impact the transaction would have had on our results had the transaction occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

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

The transaction was valued at $8.4 million, inclusive of cash acquired of $0.4 million and $0.3 million of transaction costs recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $3.6 million and $4.9 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $4.9 million in acquired intangible assets, $1.3 million was assigned to Open Ratings online reports, $1.1 million was assigned to backlog, $1.9 million was assigned to customer relationships and $0.6 million was assigned to technology. These intangible assets are subject to amortization with useful lives from two to seventeen years and are being amortized over a weighted average useful life of 7.8 years. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2006 is not material, and, as such, pro forma financial results have not been presented. The purchase price allocated to goodwill is inclusive of a $2.0 million deferred tax adjustment related to finalizing the purchase price allocation during the three months ended March 31, 2007.

The n2 Check Limited acquisition was an asset acquisition and, as a result, the associated goodwill is deductible for tax purposes. The First Research and Open Ratings Limited acquisitions were stock acquisitions, and as a result there is no goodwill deductible for tax purposes.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 12 — Other Accrued and Current Liabilities

	At June 30, 2007	At December 31, 2006
Restructuring Accruals	$14.5	$13.7
Professional Fees	61.2	45.1
Operating Expenses	29.7	26.7
Spin-Off Obligation(1)	33.3	28.5
Other Accrued Liabilities	60.3	51.9

	$199.0	$165.9

(1)	As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and D&B entered into the Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/D&B2 stock options (including Moody’s/D&B2 stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual who exercised the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to indemnify the other party for its loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that appear to provide that the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with a D&B employee exercising a Moody’s/D&B2 option). We have filed tax returns for 2001 through 2005, and made estimated tax deposits for 2006 and 2007, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to the tax years 2002 to 2007 of approximately $33.3 million in the aggregate for such years. This potential reimbursement would be accounted for as a reduction to shareholders’ equity. During the six months ended June 30, 2007, we did not make a payment to Moody’s/D&B2. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of June 30, 2007, current and former employees of D&B held 0.9 million Moody’s stock options. These stock options had a weighted average exercise price of $11.46 and a remaining weighted average contractual life of two years. All of these stock options are currently exercisable.

Note 13 — Retained Earnings

Balance, December 31, 2006	$1,132.2
Net Income for the six months ended June 30, 2007	140.3
Dividends declared ($0.25 per common share), per quarter	(29.6)
Adoption of FIN 48 at January 1, 2007	(34.1)

Balance, June 30, 2007	$1,208.8

Note 14 — Subsequent Events

Dividend Declaration

In August 2007, our Board of Directors approved the declaration of a dividend of $0.25 per share for the third quarter of 2007. This cash dividend is payable on September 17, 2007, to shareholders of record at the close of business on August 31, 2007.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Tabular dollar amounts in millions, except per share data)

Acquisition

In July 2007, we acquired substantially all of the assets and assumed certain liabilities related to the educational division of Automation Research, Inc. D/B/A MKTG Services, an Ohio corporation (“MKTG Services”), for $3.0 million, subject to a working capital adjustment. MKTG Services is a provider of educational sales and marketing solutions. The results of the MKTG Services acquisition will be included in our third quarter financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence ® for over 165 years. Our global commercial database contains more than 115 million business records. The database is enhanced by our proprietary DUNSRight ® quality process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

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

How We Manage Our Business

For internal management purposes, we refer to “core revenue,” which we calculate as total operating revenue less the revenue of divested businesses. Core revenue is used to manage and evaluate the performance of our business segments and to allocate resources because this measure provides an indication of the underlying changes in revenue in a single performance measure. Core revenue does not include reported revenue of divested businesses since they are not included in future revenue. Management believes that the measure of core revenue provides valuable insight into our revenue from ongoing operations and enables investors to evaluate business performance and trends by facilitating a comparison of results of ongoing operations with past reports of financial results. There is no divested business revenue included in our financial results as there were no divestitures during the six month periods ended June 30, 2007 and 2006.

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

We further analyze core revenue growth before the effects of foreign exchange among two components, “organic core revenue growth” and “core revenue growth from acquisitions.” We analyze “organic core revenue growth” and “core revenue growth from acquisitions” because management believes this information provides an important insight into the underlying health of our business. Core revenue includes the revenue from acquired businesses from the date of acquisition, while organic does not. In addition, we analyze core revenue both before and after the results of our Italian real estate data business because of the distortion of comparability of results of legislative changes and the uncertainty of other regulatory changes. Management believes this information provides an important insight into the underlying health of our business.

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

Overview

Total revenue and core revenue were the same for the three month and six month periods ended June 30, 2007 and 2006, as there were no divestitures during these periods. Therefore, our discussion of our results of operations for the three month and six month periods ended June 30, 2007 and 2006, references only our core revenue results.

Our results are reported under the following two segments:

•	United States (“U.S.”); and

•	International (which consists of operations in Europe, Canada, Asia Pacific and Latin America).

The financial statements of our subsidiaries outside the U.S. and Canada reflect a fiscal quarter ended May 31 to facilitate the timely reporting of our consolidated financial results and financial position.

The following table presents the contribution by segment to core revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
U.S.	73%	74%	75%	76%
International	27%	26%	25%	24%

The following tables present contributions by customer solution set to core revenue for the three month and six month periods ended June 30, 2007 and 2006, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue by Customer Solution Set:
Risk Management Solutions	66%	68%	66%	67%
Sales & Marketing Solutions	25%	24%	26%	25%
E-Business Solutions	7%	6%	6%	5%
Supply Management Solutions	2%	2%	2%	3%

Our customer solution sets are discussed in greater detail in “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Risk Management Solutions

Our Traditional Risk Management Solutions generally consist of reports derived from our database which our customers use primarily to make decisions about credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk Management Solutions Revenue	80%	81%	80%	81%
Core Revenue	53%	55%	53%	54%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk Management Solutions Revenue	20%	19%	20%	19%
Core Revenue	13%	13%	13%	13%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales & Marketing Solutions Revenue	44%	45%	43%	45%
Core Revenue	11%	11%	11%	11%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management products. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales & Marketing Solutions Revenue	56%	55%	57%	55%
Core Revenue	14%	13%	15%	14%

Critical Accounting Policies and Estimates

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006. During the six months ended June 30, 2007, we updated our critical accounting policies as follows:

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

Stock-Based Compensation

In connection with our dividend payments, we updated our dividend yield assumption in our Black-Scholes valuation model from 0% at December 31, 2006 to 1.1% at June 30, 2007, in calculating the fair value of our employee stock options. We have estimated the dividend yield assumption by dividing the anticipated annual dividend payment by the stock price on the grant date.

Recently Issued Accounting Standards

See Note 2 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for disclosure of the impact that recent accounting pronouncements may have on our unaudited consolidated financial statements.

Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in Item 1. of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2006, all of which have been prepared in accordance with GAAP.

Consolidated Revenue

The following table presents our revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in millions)
Revenue:
U.S.	$291.6	$271.2	$594.1	$557.2
International	105.2	96.2	195.0	177.4

Core Revenue	$396.8	$367.4	$789.1	$734.6

The following table presents our revenue by customer solution set:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in millions)
Revenue:
Risk Management Solutions	$262.7	$248.9	$517.4	$492.8
Sales & Marketing Solutions	97.7	88.2	201.5	183.3
E-Business Solutions	26.3	21.5	51.0	42.1
Supply Management Solutions	10.1	8.8	19.2	16.4

Core Revenue	$396.8	$367.4	$789.1	$734.6

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

Core revenue increased $29.4 million, or 8% (6% increase before the effect of foreign exchange). The increase in core revenue was primarily driven by an increase in U.S. revenue of $20.4 million, or 8%, and an increase in International revenue of $9.0 million, or 9% (2% increase before the effect of foreign exchange). Our acquisitions contributed one percentage point of this growth for the three months ended June 30, 2007.

This $29.4 million increase is primarily attributed to:

•

Growth in each of our subscription plans for our Preferred Pricing Agreement and for our Preferred Pricing Agreement with DNBi from existing customers willing to increase the level of business they do with us;

•	The positive impact of foreign exchange;

•	Higher levels of project-oriented business; and

•	Higher purchases from our existing customers;

partially offset by:

•	Decreased usage in the UK market, primarily as a result of lower product usage from a key global customer.

Customer Solution Sets

On a customer solution set basis, the $29.4 million increase in core revenue reflects:

•

A $13.8 million, or 6%, increase in Risk Management Solutions (3% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $8.0 million, or 5%, and an increase in revenue in International of $5.8 million, or 7% (1% decrease before the effect of foreign exchange);

•

A $9.5 million, or 11%, increase in Sales & Marketing Solutions (10% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $6.3 million, or 9%, and an increase in revenue in International of $3.2 million, or 22% (15% increase before the effect of foreign exchange);

•

A $4.8 million, or 23%, increase in E-Business Solutions (22% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $4.4 million, or 22%, and an increase in revenue in International of $0.4 million, or 38% (28% increase before the effect of foreign exchange); and

•

A $1.3 million, or 15%, increase in Supply Management Solutions (both before and after the effect of foreign exchange). The increase was driven by growth in the U.S. of $1.7 million, or 23%, partially offset by a decrease in International of $0.4 million, or 33% (38% decrease before the effect of foreign exchange).

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

Core revenue increased $54.5 million, or 7% (6% increase before the effect of foreign exchange). The increase in core revenue was primarily driven by an increase in U.S. revenue of $36.9 million, or 7%, and an increase in International revenue of $17.6 million, or 10% (2% increase before the effect of foreign exchange). Our acquisitions contributed one percentage point of this growth for the six months ended June 30, 2007.

This $54.5 million increase is primarily attributed to:

•

Growth in each of our subscription plans for our Preferred Pricing Agreement and for our Preferred Pricing Agreement with DNBi from existing customers willing to increase the level of business they do with us;

•	The positive impact of foreign exchange;

•	Higher levels of project-oriented business; and

•	Higher purchases from our existing customers;

partially offset by:

•	Decreased usage in the UK market, primarily as a result of lower product usage from a key global customer;

•	A decline in revenue resulting from an expiration, in April 2006, of both a five-year licensing arrangement and an outsourcing arrangement with Receivable Management Services, Inc.; and

•	A decline in product usage in our Italian real estate data business. This decline in product usage in Italy resulted from certain legislative changes which impacted our monitoring service business.

Customer Solution Sets

On a customer solution set basis, the $54.5 million increase in core revenue reflects:

•

A $24.6 million, or 5%, increase in Risk Management Solutions (3% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $13.5 million, or 4%, and an increase in revenue in International of $11.1 million, or 8% (flat before the effect of foreign exchange);

•

An $18.2 million, or 10%, increase in Sales & Marketing Solutions (9% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $12.3 million, or 8%, and an increase in revenue in International of $5.9 million, or 23% (16% increase before the effect of foreign exchange);

•

An $8.9 million, or 21%, increase in E-Business Solutions (20% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $7.7 million, or 19%, and an increase in revenue in International of $1.2 million, or 49% (39% increase before the effect of foreign exchange); and

•

A $2.8 million, or 18%, increase in Supply Management Solutions (17% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $3.4 million, or 24%, partially offset by a decrease in International of $0.6 million, or 27% (33% decrease before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three month and six month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in millions)
Operating Expenses	$118.8	$117.7	$236.2	$227.1
Selling and Administrative Expenses	169.6	153.0	334.9	311.9
Depreciation and Amortization	10.2	7.5	19.6	14.0
Restructuring Charge	4.9	3.6	19.7	10.0

Operating Costs	$303.5	$281.8	$610.4	$563.0

Operating Income	$ 93.3	$ 85.6	$178.7	$171.6

Operating Expenses

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

Operating expenses increased $1.1 million, or 1%, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. The increase was primarily due to the following:

•	Costs associated with investments to enhance our strategic capabilities, such as with Acxiom Corporation (“Acxiom”);

•	The impact of foreign exchange; and

•	Increased technology costs arising from obligations under our D&B Worldwide Network agreements;

partially offset by:

•	Reengineering savings; and

•	Lower costs of data purchases within our Italian real estate data business.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

Operating expenses increased $9.1 million, or 4%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The increase was primarily due to the following:

•	Costs associated with investments to enhance our strategic capabilities, such as with Acxiom;

•	The impact of foreign exchange; and

•	Increased technology costs arising from obligations under our D&B Worldwide Network agreements;

partially offset by:

•	Lower costs of data purchases within our Italian real estate data business; and

•	Reengineering savings.

Selling and Administrative Expenses

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

Selling and administrative expenses increased $16.6 million, or 11%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase was primarily due to the following:

•

Increased selling expenses related to costs associated with investments to enhance our strategic capabilities, such as with our Huaxia D&B China joint venture and our acquisition of First Research; and

•	The impact of foreign exchange;

partially offset by:

•	Reengineering savings.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

Selling and administrative expenses increased $23.0 million, or 7%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase was primarily due to the following:

•

Increased selling expenses related to costs associated with investments to enhance our strategic capabilities, such as with our Huaxia D&B China joint venture and our acquisition of First Research; and

•	The impact of foreign exchange;

partially offset by:

•	Reengineering savings.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension and Postretirement

We had net pension cost of $3.9 million and $9.8 million for the three month and six month periods ended June 30, 2007, respectively. We had net pension cost of $6.6 million and $12.9 million for the three month and six month periods ended June 30, 2006, respectively. The decrease in cost in the 2007 periods was primarily driven by lower actuarial loss amortization included in the three month and six month periods ended June 30, 2007, and a 34 basis point increase and a 49 basis point increase in the discount rate applied to our U.S. plans in the three month period ended March 31, 2007 and the three month period ended June 30, 2007, respectively, partially offset by increased pension cost in our International plans primarily driven by a 32 basis point decrease in the discount rate applied to our UK plan.

We had postretirement benefit income of $0.9 million for each of the three month periods ended June 30, 2007 and 2006, and $1.8 million for each of the six month periods ended June 30, 2007 and 2006. We consider net pension costs and postretirement benefit income to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

In connection with our actions related to our U.S. benefit plans, as discussed in Note 9 to our unaudited consolidated financials statements included in Item 1. of this Quarterly Report on Form 10-Q, we recorded a curtailment charge $3.2 million in the three month and six month periods ended June 30, 2007. Our estimated pension costs for the year ending December 31, 2007 will be reduced by approximately $12.8 million. Prior to the pension freeze referenced in Note 9 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q, we expected the net pension cost for the year ending December 31, 2007 to be approximately $23.4 million. Subsequent to such pension freeze we expect the net pension cost for the year ending December 31, 2007 to be approximately $10.6 million for all of our global pension plans.

In addition, we anticipate incurring approximately $5.6 million of incremental costs as a result of the amendment to our 401(k) Plan as discussed in Note 9 to our unaudited consolidated financials statements included in Item 1. of this Quarterly Report on Form 10-Q.

Stock-Based Compensation

For the three month and six month periods ended June 30, 2007, we recognized total stock-based compensation expense of $6.1 million and $13.7 million, respectively, compared to $5.3 million and $11.1 million for the three month and six month periods ended June 30, 2006, respectively.

Expense associated with our stock option programs was $2.3 million and $6.6 million for the three month and six month periods ended June 30, 2007, respectively, compared to $3.2 million and $6.9 million for the three month and six month periods ended June 30, 2006, respectively. The decrease was primarily due to fewer unvested shares outstanding in 2007, partially offset by lower expenses associated with forfeitures for terminated employees.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $3.5 million and $6.5 million for the three month and six month periods ended June 30, 2007, respectively, compared to $1.9 million and $3.7 million for the three month and six month periods ended June 30, 2006, respectively. The increase was primarily due to the addition of the 2007 grant, lower expenses associated with terminated employees and a cumulative accounting adjustment included in the three months ended March 31, 2006 expense to reflect adjustments to previously recognized compensation expense for awards outstanding at the adoption date of SFAS No. 123R “Stock-Based Compensation,” that we do not expect to vest.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.3 million and $0.6 million for the three month and six month periods ended June 30, 2007, respectively, compared to $0.2 million and $0.5 million for the three month and six month periods ended June 30, 2006, respectively.

We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization increased $2.7 million, or 37%, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. Depreciation and amortization increased $5.6 million, or 40%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The increase for the three month and six month periods ended June 30, 2007, was primarily driven by the increased capital costs in revenue generating investments to enhance our strategic capabilities and amortization of acquired intangible assets.

Restructuring Charge

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

During the three months ended June 30, 2007, we recorded a $4.0 million restructuring charge in connection with the Financial Flexibility Program announced in January 2007 (“2007 Financial Flexibility Program”) and $0.9 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”). The components of these charges included:

•

Severance and termination costs of $3.0 million associated with approximately 100 employees related to the 2007 Financial Flexibility Program. Of these 100 employees, 75 employees have exited the Company and 25 employees will exit the Company in future quarters;

•	Severance and termination costs of $0.1 million associated with approximately 5 employees, who all have exited the Company, related to the 2006 Financial Flexibility Program; and

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.0 million related to the 2007 Financial Flexibility Program and $0.8 million related to the 2006 Financial Flexibility Program.

During the three months ended June 30, 2007, we eliminated approximately 150 positions, which included approximately 75 open positions and the 75 employees referenced above who were terminated in conjunction with our 2007 Financial Flexibility Program. In addition, during the three months ended June 30, 2007, approximately 5 positions were eliminated in conjunction with our 2006 Financial Flexibility Program.

During the three months ended June 30, 2006, we recorded a $3.5 million restructuring charge in connection with the 2006 Financial Flexibility Program, a $0.2 million net restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”) and a $0.1 million restructuring gain in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The components of these charges and gains included:

•	Severance and termination costs of $2.6 million associated with approximately 100 employees, who all have exited the Company, related to the 2006 Financial Flexibility Program;

•	Severance and termination costs of $0.3 million associated with approximately 10 employees, who all have exited the Company, related to the 2005 Financial Flexibility Program;

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.9 million related to the 2006 Financial Flexibility Program; and

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

During the three months ended June 30, 2006, approximately 100 employees were terminated in conjunction with our 2006 Financial Flexibility Program. In addition, during the three months ended June 30, 2006, approximately 10 employees were terminated in conjunction with our 2005 Financial Flexibility Program.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

During the six months ended June 30, 2007, we recorded an $18.3 million restructuring charge in connection with the 2007 Financial Flexibility Program and $1.4 million restructuring charge in connection with the 2006 Financial Flexibility Program. The components of these charges included:

•

Severance and termination costs of $17.3 million associated with approximately 200 employees related to the 2007 Financial Flexibility Program. Of these 200 employees, 175 employees have exited the Company and 25 employees will exit the Company in future quarters;

•	Severance and termination costs of $0.6 million associated with approximately 15 employees, who all have exited the Company, related to the 2006 Financial Flexibility Program; and

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.0 million related to the 2007 Financial Flexibility Program and $0.8 million related to the 2006 Financial Flexibility Program.

During the six months ended June 30, 2007, we eliminated approximately 425 positions, which included approximately 225 open positions and the 200 employees referenced above who were terminated in conjunction with our 2007 Financial Flexibility Program. In addition, during the six months ended June 30, 2007, approximately 15 positions were eliminated in conjunction with our 2006 Financial Flexibility Program.

During the six months ended June 30, 2006, we recorded an $8.1 million restructuring charge in connection with the 2006 Financial Flexibility Program, a $2.2 million net restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.3 million net restructuring curtailment gain in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•	Severance and termination costs of $7.2 million associated with approximately 100 employees, who all have exited the Company, related to the 2006 Financial Flexibility Program;

•	Severance and termination costs of $2.0 million associated with approximately 25 employees, who all have exited the Company, related to the 2005 Financial Flexibility Program;

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.9 million related to the 2006 Financial Flexibility Program and $0.3 million related to the 2005 Financial Flexibility Program; and

•

Curtailment gains of $0.1 million for the 2005 Financial Flexibility Program and $0.3 million for the 2004 Financial Flexibility Program related to the U.S. postretirement benefit plan resulting from employee termination actions, respectively. In accordance with SFAS No. 106, we were required to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the employee terminations.

During the six months ended June 30, 2006, approximately 125 employees were terminated in conjunction with our 2006 Financial Flexibility Program. In addition, during the six months ended June 30, 2006, approximately 20 employees were terminated in conjunction with our 2005 Financial Flexibility Program.

As of June 30, 2007, we have eliminated approximately 5,550 positions, which includes approximately 600 open positions, and approximately 4,950 employees terminated under our Financial Flexibility Programs.

Interest Expense — Net

The following table presents our “Interest Income (Expense) – Net” for the three month and six month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in millions)
Interest Income	$1.6	$1.6	$3.1	$4.3
Interest Expense	(6.5)	(4.2)	(12.9)	(9.6)

Interest Income (Expense) - Net	$(4.9)	$(2.6)	$(9.8)	$(5.3)

For the three months ended June 30, 2007, interest income remained flat and interest expense increased $2.3 million compared to the three months ended June 30, 2006. The increase in interest expense is primarily attributable to higher outstanding borrowings on our credit facility during the three months ended June 30, 2007. See Note 4 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information.

For the six months ended June 30, 2007, interest income decreased $1.2 million and interest expense increased $3.3 million, compared to the six months ended June 30, 2006. The decrease in interest income is primarily attributable to fewer interest bearing investments during the six months ended June 30, 2007, partially offset by higher interest rates, as compared to the six months ended June 30, 2006. The increase in interest expense is primarily attributable to higher outstanding borrowings on our credit facility during the six months ended June 30, 2007, partially offset by lower interest rates associated with our $300 million fixed-rate notes that we issued in March 2006 compared to higher interest rates associated with our $300 million fixed-rate notes that matured in March 2006.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three month and six month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in millions)
Miscellaneous Other Income (Expense) - Net(a)	$0.9	$0.4	$1.0	$(0.1)
Gain on Huaxia D&B China Joint Venture(b)	—	—	5.8	—
Gain on the Sale of an Investment(c)	0.8	—	0.8	—

Other Income (Expense) - Net	$1.7	$0.4	$7.6	$(0.1)

(a)	Miscellaneous Other Income (Expense) – Net increased for the three month and six month periods ended June 30, 2007, compared to the three month and six month periods ended June 30, 2006, primarily due to the adoption of FIN 48. See Note 8 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information.

(b)	During the three months ended March 31, 2007, we entered into an agreement with Huaxia International Credit Consulting Co. Limited (“HICC”) and established a new joint venture to trade under the name Huaxia D&B China. We recognized a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

(c)	During the three months ended June 30, 2007, we recorded a gain related to the sale of an investment in Australia.

Provision for Income Taxes

For the three months ended June 30, 2007, our effective tax rate was 2.9% as compared to 37.5% for the three months ended June 30, 2006. The effective tax rate for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, was positively impacted by 34.6 points for the release of tax reserves for uncertain tax positions (see Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q) and by 0.5 points relating to our global tax planning initiatives, and negatively impacted by 0.5 points due to higher interest expense on tax liabilities for uncertain tax positions and by 0.9 points for other tax items. The effective tax rate for the three months ended June 30, 2006 had been negatively impacted by 0.9 points related to Legacy Tax Matters.

For the six months ended June 30, 2007, our effective tax rate was 20.6% as compared to 37.7% for the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, was positively impacted by 17.7 points for the release of tax reserves for uncertain tax positions (see Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q) and by 0.3 points relating to our global tax planning initiatives, and negatively impacted by 0.5 points due to higher interest expense on tax liabilities for uncertain tax positions, by 0.4 points for a tax incurred in Asia Pacific related to our Huaxia D&B China joint venture and by 0.5 points for other tax items. The effective tax rate for the six months ended June 30, 2006 had been negatively impacted by 0.5 points related to Legacy Tax Matters.

Adoption of FIN 48

We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recognized an increase of approximately $34.1 million (net of tax benefits) in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The total amount of unrecognized tax benefits as of January 1, 2007 was $136.5 million. The amount of unrecognized tax benefits that, if recognized, would have impacted the effective tax rate was $127.6 million (net of tax benefits).

See Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for a Legacy Tax Matter referred to as “Amortization and Royalty Expense Deductions/Royalty Income – 1997 – 2007.” As previously reported in our Quarterly Report on Form 10-Q for the period ending March 31, 2007, we believe there are technical infirmities in the IRS’ ability to assess and collect tax with respect to the 1997-2002 tax periods. Despite this, in June 2007, we received three Notices of Deficiency (“Notices”) from the IRS relating to tax years 1997, 1998, 2001 and 2002. These Notices were sent to D&B, R.H. Donnelley Corporation (“Donnelley/D&B1”) and Moody’s/D&B2, the taxpayers of record during these tax years for the matters addressed in the Notices. By these Notices, the IRS determined deficiencies against the taxpayers in the aggregate amount of $15.8 million in taxes and penalties for these tax years, all of which are for items unrelated to the 1997 Transaction. Because the taxpayers do not intend to appeal the deficiencies contained in the Notices to the Tax Court, no additional deficiencies can be assessed for the 1997-2002 tax years for any matter. With interest, the deficiencies total approximately $24 million, of which D&B’s share is approximately $16 million and Moody’s/D&B2’s share is approximately $8 million.

As a result of the events described above, we decreased our total unrecognized tax benefits by $14.3 million (net of increases) during the six months ended June 30, 2007. Therefore, the total amount of unrecognized tax benefits as of June 30, 2007 is $122.2 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $93.2 million (net of tax benefits). We do not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next 12 months.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of accrued interest as of January 1, 2007 was $12.2 million (net of tax benefits). The total amount of interest expense recognized in the three month and six month periods June 30, 2007 was $0.7 million (net of tax benefits) and $1.7 million (net of tax benefits), respectively. As a result of the events described above, the total amount of accrued interest as of June 30, 2007 was $8.1 million.

Equity in Net Income of Affiliates

We recorded $0.3 million and $0.4 million as Equity in Net Income of Affiliates for the three month and six month periods ended June 30, 2007, respectively, compared to $0.1 million and $0.2 million for the three month and six month periods ended June 30, 2006, respectively.

Earnings per Share

We reported earnings per share, or “EPS,” for the three month and six month periods ended June 30, 2007 and 2006, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic Earnings Per Share	$1.49	$0.81	$2.38	$1.59

Diluted Earnings Per Share	$1.46	$0.79	$2.32	$1.54

For the three months ended June 30, 2007, basic EPS increased 84%, compared with the three months ended June 30, 2006, due to a 68% increase in net income, primarily from the release of tax reserves for uncertain tax positions (see Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q), and a 9% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the three months ended June 30, 2007, diluted EPS increased 85%, compared with the three months ended June 30, 2006, due to a 68% increase in net income, primarily from the release of tax reserves for uncertain tax positions, and a 9% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases. During the three months ended June 30, 2007, we repurchased 0.5 million shares of common stock for $47.1 million under our Board of Directors approved share repurchase program. In addition, we repurchased 0.3 million shares of common stock for $27.8 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

For the six months ended June 30, 2007, basic EPS increased 50%, compared with the six months ended June 30, 2006, due to a 35% increase in net income, primarily from the release of tax reserves for uncertain tax positions and a 10% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the six months ended June 30, 2007, diluted EPS increased 51%, compared with the six months ended June 30, 2006, due to a 35% increase in net income, primarily from the release of tax reserves for uncertain tax positions and a 10% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases. During the six months ended June 30, 2007, we repurchased 1.3 million shares of common stock for $115.8 million under our Board of Directors approved share repurchase program. In addition, we repurchased 0.7 million shares of common stock for $64.7 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in millions)
Non-Core gains and (charges) included in Consolidated Operating Costs:
Restructuring charges related to our Financial Flexibility Programs	$(4.9)	$(3.6)	$(19.7)	$(10.0)
Settlement of International payroll tax matter related to a divested entity	$—	$—	$(0.8)	$—
Non-Core gains and (charges) included in Other Income (Expense)- Net:
Effect of the adoption of FIN 48 on Legacy Tax Matters	$0.4	$—	$0.9	$—
Gain on Huaxia D&B China Joint Venture	$—	$—	$5.8	$—
Gain on sale of an investment in Australia	$0.8	$—	$0.8	$—
Non-Core gains and (charges) included in Provision for Income Taxes:
Tax Reserve True-up for the Settlement of 1997-2002 tax years, primarily related to the “Amortization of Royalty Expense/Deductions/Royalty Income 1997-2007” transaction	$31.2	$—	$31.2	$—
Charge/Increase in Legacy Tax Reserve for “Royalty Expense Deductions 1993-1997”	$—	$(0.8)	$—	$(0.8)
Gain on sale of an investment in Australia	$(0.3)	$—	$(0.3)	$—
Restructuring charges related to our Financial Flexibility Programs	$1.8	$1.4	$7.4	$3.6
Effect of the adoption of FIN 48 on Legacy Tax Matters	$(0.4)	$—	$(0.9)	$—
Settlement of International payroll tax matter related to a divested entity	$—	$—	$0.2	$—
Gain on Huaxia D&B China Joint Venture	$—	$—	$(2.9)	$—

Segment Results

Our results are reported under the following two segments: U.S. and International. The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

United States

The U.S. is our largest segment representing 73% and 75% of our core revenue for the three month and six month periods ended June 30, 2007, respectively, as compared to 74% and 76% of our core revenue for the three month and six month periods ended June 30, 2006.

The following table presents our U.S. core revenue by customer solution set and U.S. operating income for the three month and six month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in millions)
Revenue:
Risk Management Solutions	$177.7	$169.7	$359.3	$345.8
Sales & Marketing Solutions	80.0	73.7	169.6	157.3
E-Business Solutions	24.6	20.2	47.5	39.8
Supply Management Solutions	9.3	7.6	17.7	14.3

Core Revenue	$291.6	$271.2	$594.1	$557.2

Operating Income	$96.0	$87.8	$205.1	$191.5

U.S. Overview

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

U.S. core revenue increased $20.4 million, or 8%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $20.4 million increase in core revenue for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, reflects:

Risk Management Solutions

•	An $8.0 million, or 5%, increase in Risk Management Solutions.

For the three months ended June 30, 2007, Traditional Risk Management Solutions, which accounted for 78% of total U.S. Risk Management Solutions, increased 6%. The primary drivers of this growth were:

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

•	Higher purchases from our existing customers;

partially offset by:

•	A decrease in purchases of our older legacy solutions primarily due to our customers shifting to our subscription plan solutions.

For the three months ended June 30, 2007, Value-Added Risk Management Solutions, which accounted for 22% of total U.S. Risk Management Solutions, remained flat. Value-Added Risk Management Solutions experienced growth in our project-oriented business offset by a shift in product mix to our Preferred Pricing Agreement and to our Preferred Pricing Agreement with DNBi subscription plans (as noted above).

We believe that we will continue to experience a greater percentage of sales on new solutions where revenue will be recognized in subsequent quarters. As a result, we believe that quarterly revenue will continue to be positively impacted by the recognition of deferred revenue from prior quarter sales, offset by the deferral of revenue from current sales into subsequent periods.

Sales & Marketing Solutions

•	A $6.3 million, or 9%, increase in Sales & Marketing Solutions.

For the three months ended June 30, 2007, Traditional Sales & Marketing Solutions, which accounted for 41% of total U.S. Sales & Marketing Solutions, increased 1%. The increase was primarily driven by higher purchase commitments.

For the three months ended June 30, 2007, Value-Added Sales & Marketing Solutions, which accounted for 59% of total U.S. Sales & Marketing Solutions, increased 15%. The increase was primarily driven by higher purchases from our existing customers resulting from our global business marketing information database powered by Acxiom’s grid computing platform.

E-Business Solutions

•

A $4.4 million, or 22%, increase in E-Business Solutions, primarily representing the results of Hoover’s, Inc. The increase was driven by continued growth in subscription revenue at Hoover’s and six percentage points of growth associated with the acquisition of First Research, Inc.

Supply Management Solutions

•	A $1.7 million, or 23%, increase in Supply Management Solutions, on a small base.

U.S. Operating Income

U.S. operating income for the three months ended June 30, 2007 was $96.0 million, compared to $87.8 million for the three months ended June 30, 2006, an increase of $8.2 million, or 9%. The increase in operating income was primarily attributed to an increase in U.S. revenue for the three months ended June 30, 2007, partially offset by increased costs associated with investments to enhance our strategic capabilities and the impact from our recent acquisition of First Research.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

U.S. core revenue increased $36.9 million, or 7%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $36.9 million increase in core revenue for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, reflects:

Risk Management Solutions

•	A $13.5 million, or 4%, increase in Risk Management Solutions.

For the six months ended June 30, 2007, Traditional Risk Management Solutions, which accounted for 78% of total U.S. Risk Management Solutions, increased 5%. The primary drivers of this growth were:

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

For the six months ended June 30, 2007, Value-Added Risk Management Solutions, which accounted for 22% of total U.S. Risk Management Solutions, increased 1%. The primary drivers of this growth were:

•	Higher purchases from our existing customers;

partially offset by:

•	A shift in product mix to our Preferred Pricing Agreement and to our Preferred Pricing Agreement with DNBi subscription plans (as noted above); and

•	A decline in revenue as a result of the expiration in April 2006 of a five-year outsourcing arrangement entered into in connection with the five-year licensing arrangement referenced above.

Sales & Marketing Solutions

•	A $12.3 million, or 8%, increase in Sales & Marketing Solutions.

For the six months ended June 30, 2007, Traditional Sales & Marketing Solutions, which accounted for 42% of total U.S. Sales & Marketing Solutions, increased 3%. The increase was primarily driven by higher purchases from our existing customers.

For the six months ended June 30, 2007, Value-Added Sales & Marketing Solutions, which accounted for 58% of total U.S. Sales & Marketing Solutions, increased 12%. The increase was primarily driven by higher purchases from our existing customers through our global business marketing information database powered by Acxiom’s grid computing platform.

E-Business Solutions

•

A $7.7 million, or 19%, increase in E-Business Solutions, primarily representing the results of Hoover’s, Inc. The increase was driven by continued growth in subscription revenue at Hoover’s and three percentage points of growth associated with our acquisition of First Research, Inc.

Supply Management Solutions

•	A $3.4 million, or 24%, increase in Supply Management Solutions, on a small base. The acquisition of Open Ratings contributed seven percentage points of such growth.

U.S. Operating Income

U.S. operating income for the six months ended June 30, 2007 was $205.1 million, compared to $191.5 million for the six months ended June 30, 2006, an increase of $13.6 million, or 7%. The increase in operating income was primarily attributed to an increase in U.S. revenue for the six months ended June 30, 2007, partially offset by increased costs associated with investments to enhance our strategic capabilities and the impact from our recent acquisition of First Research.

International

International represented 27% and 25% of our core revenue for the three month and six month periods ended June 30, 2007, respectively, as compared to 26% and 24% of our core revenue for the three month and six month periods ended June 30, 2006.

The following table presents our International core revenue by customer solution set and International operating income for the three month and six month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in millions)
Revenue:
Risk Management Solutions	$85.0	$79.2	$158.1	$147.0
Sales & Marketing Solutions	17.7	14.5	31.9	26.0
E-Business Solutions	1.7	1.3	3.5	2.3
Supply Management Solutions	0.8	1.2	1.5	2.1

Core Revenue	$105.2	$96.2	$195.0	$177.4

Operating Income	$24.9	$23.7	$35.7	$32.4

International Overview

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

International core revenue increased $9.0 million, or 9% (2% increase before the effect of foreign exchange), for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The establishment of our Huaxia D&B China Joint Venture and the acquisition of substantially all of the assets of n2 Check Limited in the UK contributed two percentage points of such growth for the three months ended June 30, 2007.

The increase is primarily a result of:

•	The positive impact of foreign exchange;

•	Increased revenues from higher levels of project-oriented business; and

•	Increased revenue from sales to our D&B Worldwide Network, specifically driven by our Asia Pacific Partnership region;

partially offset by:

•	Decreased usage in the UK market, primarily as a result of lower product usage from a key global customer.

International Customer Solution Sets

On a customer solution set basis, the $9.0 million increase in International core revenue for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $5.8 million, or 7% (1% decrease before the effect of foreign exchange), reflecting:

For the three months ended June 30, 2007, Traditional Risk Management Solutions, which accounted for 85% of International Risk Management Solutions, increased 2% (6% decrease before the effect of foreign exchange). The increase in Traditional Risk Management solutions is primarily due to the positive impact of foreign exchange offset by decreased usage in the UK market, primarily as a result of lower product usage from a key global customer.

For the three months ended June 30, 2007, Value-Added Risk Management Solutions, which accounted for 15% of International Risk Management Solutions, increased 51% (40% increase before the effect of foreign exchange) primarily due to higher project-oriented business in our UK and Benelux markets.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $3.2 million, or 22% (15% increase before the effect of foreign exchange), reflecting:

For the three months ended June 30, 2007, Traditional Sales & Marketing Solutions, which accounted for 55% of International Sales & Marketing Solutions, increased 37% (27% increase before the effect of foreign exchange). This was primarily attributed to increased project-oriented business in most of our International markets.

For the three months ended June 30, 2007, Value-Added Sales & Marketing Solutions, which accounted for 45% of International Sales & Marketing Solutions, increased 8% (4% increase before the effect of foreign exchange) due primarily to a higher level of project-oriented business in most of our International markets.

E-Business Solutions

•	An increase in E-Business Solutions of $0.4 million, or 38% (28% increase before the effect of foreign exchange), on a small base.

Supply Management Solutions

•	A decrease in Supply Management Solutions of $0.4 million, or 33% (38% decrease before the effect of foreign exchange), on a small base.

Operating Income

International operating income for the three months ended June 30, 2007 was $24.9 million, compared to $23.7 million for the three months ended June 30, 2006, an increase of $1.2 million, or 5%, primarily due to:

•	Lower costs as a result of our reengineering efforts;

•	Lower costs of data purchases within our Italian real estate data business;

•	An increase in core revenue; and

•	The positive impact of foreign exchange;

partially offset by:

•	Increased technology costs arising from our obligations under the D&B Worldwide Network agreements; and

•	Increased selling expenses related to increased revenue and costs associated with our Huaxia D&B China Joint Venture and the acquisition of substantially all of the assets of n2 Check in the U.K.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

International core revenue increased $17.6 million, or 10% (2% increase before the effect of foreign exchange), for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The establishment of our Huaxia D&B China Joint Venture and the acquisition of substantially all of the assets of n2 Check Limited in the UK contributed one percentage point of such growth for the six months ended June 30, 2007.

The increase is primarily a result of:

•	The positive impact of foreign exchange;

•	Increased revenues from higher levels of project-oriented business; and

•	Increased revenues from our D&B Worldwide Network attributable to royalty payments, fulfillment services and product usage;

partially offset by:

•	Decreased usage in the UK market, primarily as a result of lower product usage from a key global customer; and

•	A decline in product usage in our Italian real estate data business. This decline in product usage in Italy resulted from certain legislative changes which impacted our monitoring business.

International Customer Solution Sets

On a customer solution set basis, the $17.6 million increase in International core revenue for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006 reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $11.1 million, or 8% (flat before the effect of foreign exchange), reflecting:

For the six months ended June 30, 2007, Traditional Risk Management Solutions, which accounted for 86% of International Risk Management Solutions, increased 4% (4% decrease before the effect of foreign exchange). The increase in Traditional Risk Management Solutions is primarily due to the positive impact of foreign exchange. Overall, Traditional Risk Management solutions experienced:

•	Decreased usage in the UK market, primarily as a result of lower product usage from a key global customer; and

•	A decline in product usage in our Italian real estate data business. This decline in product usage in Italy resulted from certain legislative changes which impacted our monitoring business;

partially offset by:

•	Increased revenue from our D&B Worldwide Network.

For the six months ended June 30, 2007, Value-Added Risk Management Solutions, which accounted for 14% of International Risk Management Solutions, increased 38% (29% increase before the effect of foreign exchange) driven mainly by higher-value project-oriented business in our UK and our Benelux markets.

Sales & Marketing Solutions

•	Sales & Marketing Solutions increased $5.9 million, or 23% (16% increase before the effect of foreign exchange), reflecting:

For the six months ended June 30, 2007, Traditional Sales & Marketing Solutions, which accounted for 52% of International Sales & Marketing Solutions, increased approximately 28% (18% increase before the effect of foreign exchange). The increase was primarily attributed to:

•	The positive impact of foreign exchange;

•	Increased revenues from higher levels of project-oriented business; and

•	Increased revenue from sales to our D&B Worldwide Network, specifically driven by our Asia Pacific Partnership region.

For the six months ended June 30, 2007, Value-Added Sales & Marketing Solutions, which accounted for 48% of International Sales & Marketing Solutions, increased approximately 18% (13% increase before the effect of foreign exchange) due primarily to higher levels of project-oriented business in certain International markets.

E-Business Solutions

•	An increase in E-Business Solutions of $1.2 million, or 49% (39% before the effect of foreign exchange), on a small base.

Supply Management Solutions

•	A decrease in Supply Management Solutions of $0.6 million, or 27% (33% decrease before the effect of foreign exchange), on a small base.

Operating Income

International operating income for the six months ended June 30, 2007 was $35.7 million, compared to $32.4 million for the six months ended June 30, 2006, an increase of $3.3 million, or 10%, primarily due to:

•	Lower costs as a result of our reengineering efforts;

•	Lower costs of data purchases, in particular lower data costs associated with our Italian real estate data business;

•	An increase in core revenue; and

•	The positive impact of foreign exchange;

partially offset by:

•	Increased selling expenses related to increased revenue and costs associated with our Huaxia D&B China Joint Venture and the acquisition of substantially all of the assets of n2 Check; and

•	Increased technology costs arising from obligations under our D&B Worldwide Network agreements.

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

•

Our results are subject to the effects of foreign economies, exchange rate fluctuations, legislative or regulatory requirements, such as the adoption of new or changes in accounting policies and practices, including pronouncements by the Financial Accounting Standards Board or other standard setting bodies, and the implementation or modification of fees or taxes that we must pay to acquire, use, and/or redistribute data. In particular, our results have been, and may continue to be, significantly impacted by legislative changes affecting the fees charged by the Italian government to acquire and/or re-use data;

•

Our solutions and brand image are dependent upon the integrity and security of our global database and the continued availability thereof through the Internet and by other means, as well as our ability to protect key assets, such as our data centers;

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

Liquidity and Financial Position

In connection with our commitment to delivering Total Shareholder Return (“TSR”), we will remain disciplined in the use of our shareholders’ cash, maintaining three key priorities for the use of this cash:

•	First, making ongoing investments in the business to drive organic growth;

•	Second, continuing to look at acquisitions that we believe will be value-accretive to enhance our capabilities and accelerate our growth; and

•	Third, continuing to return cash to shareholders.

We believe that cash provided by operating activities, supplemented as needed with readily available financing arrangements, is sufficient to meet our short-term needs, including the cash cost of restructuring charges, transition costs, contractual obligations and contingencies (see Note 7 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued commitment to TSR. For example, at June 30, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007, and entered into a new $500 million, five-year credit facility. Borrowings under the new facility will be available at prevailing short-term interest rates. On April 19, 2007, we borrowed $182.7 million under our new five-year credit agreement and utilized such proceeds to pay down the amounts outstanding under our then existing $300 million credit facility immediately prior to termination. See Note 4 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q. We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. Such borrowings would be supported by our credit facility, when needed.

Cash Provided by Operating Activities

Net cash provided by operating activities was $236.5 million and $137.9 million for the six months ended June 30, 2007 and 2006, respectively. The $98.6 million increase was primarily driven by:

•

A decline in our Other Long-Term Assets primarily due to a deposit made to the IRS in 2006 to stop the accrual of statutory interest on potential tax deficiencies related to the legacy tax matters discussed in Note 7—Contingencies (Tax Matters) to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q;

•	Higher sales in 2007 partially offset by increased collections;

•	Timing of payments of accounts payable and accrued liabilities (e.g., commission and benefits, etc.) compared to the prior period; and

•

A lower SFAS No. 123R windfall reclassification from net cash flows from operating activities to cash flows from financing activities for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, due to a decrease in the volume of stock option exercises in the current period;

partially offset by:

•	An increase in restructuring payments compared to the prior period.

Cash Used in Investing Activities

Net cash used in investing activities was $69.3 million for the six months ended June 30, 2007, as compared to net cash provided by investing activities of $79.5 million for the six months ended June 30, 2006. The $148.8 million decrease primarily reflects the following activities:

•	A decrease in net redemptions of marketable securities of $109.4 million. We did not have any investments or redemptions of marketable securities for the six months ended June 30, 2007.

During the six months ended June 30, 2007, we completed the following acquisitions, investments and dispositions:

•

We acquired First Research for $22.5 million with borrowings under our credit facility, inclusive of cash acquired of $0.7 million. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q for further information;

•

In connection with the formation of our Huaxia D&B China joint venture in which D&B is the majority shareholder, we made a net payment of $1.0 million for a controlling premium, inclusive of cash acquired of $0.1 million, as well as a payment of $5.0 million for a guarantee arrangement to a related party who is a major shareholder of HICC. We also made payments of $2.0 million related to deal costs. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q for further information;

•

We acquired substantially all of the assets of n2 Check Limited for approximately $4.3 million. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q for further information;

•	We also spent $2.5 million for other investments during the six months ended June 30, 2007; and

•	We sold an investment in Australia for $0.8 million.

During the six months ended June 30, 2006, we acquired Open Ratings for $8.4 million with cash on hand, inclusive of cash acquired of $0.4 million. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q for further information.

Capital expenditures and additions to computer software and other intangibles increased $12.1 million for the six months ended June 30, 2007 as compared to June 30, 2006. This was primarily driven by increased investments, such as Acxiom, in our U.S. segment (which will significantly increase the speed, data processing capacity and matching capabilities we will provide our U.S. sales and marketing customers) and in our International segment, where our capital investments were primarily for enhancements in the D&B Worldwide Network.

Cash Used in Financing Activities

Net cash used in financing activities was $157.1 million and $310.0 million for the six months ended June 30, 2007 and 2006, respectively. As set forth below, this change primarily relates to share repurchases, payment of dividends, spin-off obligations, contractual obligations and stock-based proceeds from stock option exercises.

Share Repurchases

During the six months ended June 30, 2007, we repurchased 1.3 million shares of common stock for $115.8 million under our share repurchase programs. During the six months ended June 30, 2006, we repurchased 2.9 million shares of common stock for $211.2 million under our share repurchase programs. See Note 5 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q for further information.

In addition, in order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, we have share repurchase programs in place. During the six months ended June 30, 2007, we repurchased 0.7 million shares of common stock for $64.7 million under this program. During the six months ended June 30, 2006, we repurchased 2.5 million shares of common stock for $185.4 million under this program. See Note 5 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q for further information.

Dividends

The total amount of dividends paid during the six months ended June 30, 2007 was $29.6 million. We did not pay any dividends on our common stock during the six months ended June 30, 2006.

Spin-off Obligations

As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and D&B entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). During the six months ended June 30, 2007, we did not make a payment to Moody’s/D&B2 under the TAA.

We made a payment of $20.9 million to Moody’s/D&B2 during the six months ended June 30, 2006 under the TAA which was fully accrued as of December 31, 2005. See “Future Liquidity—Sources and Uses of Funds—Spin-Off Obligation” for further details.

Contractual Obligations

Debt

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011, bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our existing $300 million senior notes bearing interest at a fixed annual rate of 6.625%, payable semi-annually, which matured in March 2006. We did not issue any debt during the six months ended June 30, 2007.

Credit Facility

At December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007 and entered into a new $500 million, five-year credit facility. On April 19, 2007, we borrowed $182.7 million under our new $500 million credit facility and utilized such proceeds to pay down the amounts outstanding under our then existing $300 million credit facility immediately prior to termination. The new $500 million credit facility will provide us the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. At June 30, 2007, we had $176.4 million of borrowings outstanding under the new $500 million credit facility. At June 30, 2006, we had $55.0 million of borrowings outstanding under the $300 million credit facility.

Stock-based Programs

For the six months ended June 30, 2007, net proceeds from stock-based awards were $18.9 million compared to $25.6 million for the six months ended June 30, 2006. The decrease was primarily attributed to a decrease in the volume of stock option exercises in the 2007 period.

In addition, the implementation of SFAS No. 123R, effective January 1, 2006, requires the benefits of tax deductions in excess of the tax impact of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased financing cash flows by $17.0 million for the six months ended June 30, 2007 and $25.1 million for the six months ended June 30, 2006. Included in the $17.0 million, was $6.5 million associated with the exercise of 0.3 million Moody’s stock options.

Future Liquidity—Sources and Uses of Funds

Share Repurchases and Dividends

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, our Board of Directors approved in August 2006, a new four-year, five million share repurchase program. During the six months ended June 30, 2007, we repurchased 0.7 million shares of common stock for $64.7 million under this program with 3.2 million shares remaining to be repurchased.

In August 2006, our Board of Directors approved a $200 million, one-year share repurchase program which commenced in October 2006. During the six months ended June 30, 2007, we repurchased 1.3 million shares of common stock for $115.8 million under this share repurchase program with $9.2 million remaining to be repurchased as of June 30, 2007. This program was completed in the third quarter of 2007.

In May 2007, our Board of Directors authorized a new $200 million, one-year share repurchase program. The new $200 million program commenced in July 2007 upon completion of the then existing $200 million program. We anticipate that the new $200 million program will be completed within twelve months of its initiation.

In August 2007, our Board of Directors approved the declaration of a dividend of $0.25 per share for the third quarter of 2007. This cash dividend is payable on September 17, 2007, to shareholders of record at the close of business on August 31, 2007.

Spin-off Obligation

As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and D&B entered into the TAA dated as of September 30, 2000. Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct compensation expense associated with the exercise of Moody’s/D&B2 stock options (including Moody’s/D&B2 stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual who exercised the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to indemnify the other party for its loss of such deduction. The IRS issued rulings discussing an employer’s entitlement to stock option deductions after a spin-off or liquidation that appear to provide that the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with a D&B employee exercising a Moody’s/D&B2 option). We have filed tax returns for 2001 through 2005, and made estimated tax deposits for 2006 and 2007, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating for tax years 2002 to 2007 of approximately $33.3 million in the aggregate for such years. This potential reimbursement would be accounted for as a reduction to shareholders’ equity. During the six months ended June 30, 2007, we did not make a payment to Moody’s/D&B2. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of June 30, 2007, current and former employees of D&B held 0.9 million Moody’s stock options. These stock options had a weighted average exercise price of $11.46 and a remaining, weighted average contractual life of two years. All of these stock options are currently exercisable.

Potential Payments in Tax and Legal Matters

We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Note 7 to our unaudited consolidated financial statements included in Part I. Item 1. of this Quarterly Report on Form 10-Q, and which is incorporated by reference into Part II of this Quarterly Report on Form 10-Q. We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in these matters.

FIN 48

We adopted FIN 48 as of January 1, 2007. As a result, in addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2006, we have a total amount of unrecognized tax benefits of $122.2 million as of June 30, 2007. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $95.4 million.

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

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of June 30, 2007, no material change had occurred in our market risks, compared with the disclosure in the Annual Report on Form 10-K for the year ended December 31, 2006 included in Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

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

Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended June 30, 2007, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended June 30, 2007, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
		(Amounts in millions, except per share data)
April 1-30, 2007	0.4	$90.51	0.4	—	$—
May 1-31, 2007	0.2	$94.17	0.2	—	—
June 1-30, 2007	0.2	$101.12	0.2	—	—

	0.8	$93.93	0.8	3.2	$9.2

(a)	During the three months ended June 30, 2007, we repurchased 0.3 million shares of common stock for $27.8 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in August 2006 and expires in August 2010. The maximum number of shares authorized for repurchase under this program is 5.0 million shares, of which 1.8 million shares have been repurchased as of June 30, 2007.

(b)	During the three months ended June 30, 2007, we repurchased 0.5 million shares of common stock for $47.1 million related to a previously announced $200 million, one-year share repurchase program approved by our Board of Directors in August 2006. We commenced this share repurchase program in October 2006 and completed this program in the third quarter of 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 2, 2007. At such meeting, 54,066,639 shares of our common stock were represented in person or by proxy, which was equal to 90.93% of the issued and outstanding shares entitled to vote at the meeting.

The matters voted upon and the results of the vote were as follows:

PROPOSAL NO. 1

ELECTION OF DIRECTORS

The three directors listed below were elected to three-year terms, which will expire at the 2010 Annual Meeting of Shareholders.

	Number of Shares
Nominee	For	Withheld
John W. Alden	53,588,124	478,515
Christopher J. Couglin	53,609,036	457,603
Victor A. Pelson	53,595,463	471,176

PROPOSAL NO. 2

RATIFICATION OF APPOINTMENT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm was ratified as follows: 53,994,638 voted in favor; 45,888 voted against; and 26,113 shares abstained.

PROPOSAL NO. 3

AMENDMENT TO THE 2000 DUN & BRADSTREET CORPORATION

NON-EMPLOYEE DIRECTORS’ STOCK INCENTIVE PLAN

An Amendment to the 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan was approved as follows: 47,138,232 voted in favor; 2,965,304 voted against; and 140,535 shares abstained.

There were 3,822,568 broker non-votes on Proposal No. 3. There were no broker non-votes on either Proposal No. 1 or Proposal No. 2.

Item 5.	Other Information

Effective June 29, 2007, we entered into Amendment No. 1 to the Employment Agreement of Steven W. Alesio, our Chairman and Chief Executive Officer. The purpose of such amendment was to provide the Company with the flexibility to amend its Supplemental Executive Retirement Plan in certain limited ways with Mr. Alesio’s written consent. The Amendment No. 1 to the Employment Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

+Exhibit 10.1 —	Amendment No. 1 to the Employment Agreement made by and between Steven W. Alesio and The Dun & Bradstreet Corporation effective June 29, 2007.

Exhibit 31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ Anastasios G. Konidaris
Anastasios G. Konidaris
Senior Vice President and Chief Financial Officer

Date: August 7, 2007

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer

Date: August 7, 2007