Form 10-Q
period 2007-09-30
DUN & BRADSTREET CORP/NW
filed 2007-11-06
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at September 30, 2007
Common Stock, par value $0.01 per share	57,968,495

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in millions, except per share data)
Revenues	$389.9	$359.2	$1,179.0	$1,093.8

Operating Expenses	112.9	114.5	349.1	341.6
Selling and Administrative Expenses	166.1	145.8	501.0	457.7
Depreciation and Amortization	10.8	8.2	30.4	22.2
Restructuring Charge	1.1	14.2	20.8	24.2

Operating Costs	290.9	282.7	901.3	845.7

Operating Income	99.0	76.5	277.7	248.1

Interest Income	2.4	1.3	5.5	5.6
Interest Expense	(6.9)	(5.1)	(19.8)	(14.7)
Other Income (Expense) - Net	0.1	(0.4)	7.7	(0.5)

Non-Operating Income (Expense) - Net	(4.4)	(4.2)	(6.6)	(9.6)

Income Before Provision for Income Taxes	94.6	72.3	271.1	238.5
Provision for Income Taxes	37.8	26.4	74.2	88.9
Minority Interest Income (Expense)	(1.1)	(0.2)	(1.3)	(0.4)
Equity in Net Income of Affiliates	0.4	0.1	0.8	0.3

Net Income	$56.1	$45.8	$196.4	$149.5

Basic Earnings Per Share of Common Stock	$0.97	$0.74	$3.35	$2.33

Diluted Earnings Per Share of Common Stock	$0.94	$0.72	$3.27	$2.27

Weighted Average Number of Shares Outstanding - Basic	58.1	61.7	58.7	64.1
Weighted Average Number of Shares Outstanding - Diluted	59.6	63.4	60.2	65.9

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	September 30, 2007	December 31, 2006
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$166.6	$138.4
Accounts Receivable, Net of Allowance of $20.3 at September 30, 2007 and $21.5 at December 31, 2006	347.7	415.0
Other Receivables	7.6	10.5
Prepaid Taxes	—	47.9
Deferred Income Tax	16.2	11.2
Other Current Assets	24.5	22.0

Total Current Assets	562.6	645.0

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $141.8 at September 30, 2007 and $145.4 at December 31, 2006	49.1	50.7
Prepaid Pension Costs	268.3	199.0
Computer Software, Net of Accumulated Amortization of $337.3 at September 30, 2007 and $330.4 at December 31, 2006	80.3	54.4
Goodwill	261.4	228.2
Deferred Income Tax	63.6	106.1
Deposit	39.8	39.8
Other Receivables	40.7	—
Other Non-Current Assets	53.2	36.9

Total Non-Current Assets	856.4	715.1

Total Assets	$1,419.0	$1,360.1

LIABILITIES
Current Liabilities
Accounts Payable	$40.5	$40.3
Accrued Payroll	117.6	129.0
Accrued Income Tax	5.3	2.8
Short-Term Debt	—	0.1
Other Accrued and Current Liabilities (Note 12)	186.1	165.9
Deferred Revenue	474.6	467.4

Total Current Liabilities	824.1	805.5

Pension and Postretirement Benefits	401.8	416.3
Long-Term Debt	546.2	458.9
Liabilities for Unrecognized Tax Benefits	88.1	54.4
Other Non-Current Liabilities	25.7	21.5

Total Liabilities	1,885.9	1,756.6

Contingencies (Note 7)
Minority Interest Liability	5.8	2.6
Shareholders’ Equity
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	178.8	186.8
Retained Earnings (Note 13)	1,250.4	1,132.2
Treasury Stock, at cost, 24.0 shares at September 30, 2007 and 21.8 shares at December 31, 2006	(1,498.3)	(1,265.9)
Accumulated Other Comprehensive Income	(404.4)	(453.0)

Total Shareholders’ Equity	(472.7)	(399.1)

Total Liabilities and Shareholders’ Equity	$1,419.0	$1,360.1

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$196.4	$149.5
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	30.4	22.2
Amortization of Unrecognized Pension Loss	12.5	—
Gain from Sales of Businesses	(6.7)	—
Income Tax Benefit from Stock-Based Awards	30.1	37.0
Excess Tax Benefit on Stock-Based Awards	(23.7)	(30.2)
Equity-Based Compensation	19.9	15.7
Restructuring Charge	20.8	24.2
Restructuring Payments	(26.9)	(13.3)
Deferred Income Taxes, Net	(61.4)	(3.9)
Accrued Income Taxes, Net	60.1	10.7
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	78.3	80.7
Net Increase in Other Current Assets	(2.6)	(0.9)
(Decrease) Increase in Deferred Revenue	(2.1)	9.0
Increase (Decrease) in Accounts Payable	3.2	(9.1)
Net Increase (Decrease) in Accrued Liabilities	10.7	(5.4)
Net Decrease in Other Accrued and Current Liabilities	(4.2)	(8.1)
Changes in Non-Current Assets and Liabilities:
Net Increase in Other Long-Term Assets	(20.6)	(38.9)
Net Decrease in Long-Term Liabilities	(4.5)	(5.9)
Net, Other Non-Cash Adjustments	(0.4)	1.8

Net Cash Provided by Operating Activities	309.3	235.1

Cash Flows from Investing Activities:
Investments in Marketable Securities	—	(149.6)
Redemptions of Marketable Securities	—	259.0
Proceeds from Sales of Businesses, Net of Cash Divested	0.8	—
Payments for Acquisitions of Businesses, Net of Cash Acquired	(40.9)	(8.3)
Cash Settlements of Foreign Currency Contracts	(0.9)	(2.5)
Capital Expenditures	(11.2)	(9.2)
Additions to Computer Software and Other Intangibles	(41.4)	(31.2)
Net, Other	0.4	0.1

Net Cash (Used in) Provided by Investing Activities	(93.2)	58.3

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(289.6)	(511.6)
Net Proceeds from Stock-Based Awards	24.8	30.8
Spin-off Obligation	—	(20.9)
Payment of Debt	—	(300.0)
Proceeds from Issuance of Long-Term Debt	—	299.2
Payments of Dividends	(44.1)	—
Proceeds from Borrowings on Credit Facilities	506.7	207.5
Payments of Borrowings on Credit Facilities	(419.5)	(106.5)
Payment of Bond Issue Costs	—	(2.2)
Termination of Interest Rate Derivatives	—	5.0
Excess Tax Benefit on Stock-Based Awards	23.7	30.2
Net, Other	0.1	0.2

Net Cash Used in Financing Activities	(197.9)	(368.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	10.0	18.5

Increase (Decrease) in Cash and Cash Equivalents	28.2	(56.4)
Cash and Cash Equivalents, Beginning of Period	138.4	195.3

Cash and Cash Equivalents, End of Period	$166.6	$138.9

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$45.5	$45.1
Interest	$23.4	$19.1

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

The financial statements of the subsidiaries outside the U.S. and Canada reflect three month and nine month periods ended August 31, 2007 and 2006, in order to facilitate the timely reporting of our unaudited consolidated financial results and financial position.

Where appropriate, we have reclassified certain prior period amounts to conform to our current presentation.

Significant Accounting Policies

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. During the nine months ended September 30, 2007, we updated our significant accounting policies as follows:

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

Stock-Based Compensation

In connection with our dividend payments, we updated our dividend yield assumption in our Black-Scholes valuation model from 0% for the year ended December 31, 2006 to 1.1% for the nine months ended September 30, 2007, in calculating the fair value of our employee stock options. We have estimated the dividend yield assumption by dividing the anticipated annual dividend payment by the stock price on the grant date.

Note 2 — Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” or “EITF No. 06-11,” that an entity should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in Additional Paid in Capital (“APIC”). The amount recognized in APIC should be included in the APIC pool. When an entity’s estimate of forfeitures increases or actual forfeitures exceed its estimates, the amount of tax benefits previously recognized in APIC should be reclassified into the statement of operations. The amount reclassified is limited to the APIC pool balance on the reclassification date. EITF No. 06-11 would apply prospectively to the income tax benefits of dividends declared on affected securities in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is permitted as of the beginning of a fiscal year for which interim financial statements or annual financial statements have not been issued. We are currently assessing the impact that the adoption of EITF No. 06-11 will have, if any, on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, or “FSP FIN 48-1,” which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48, as of January 1, 2007, is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.

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

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately $34.1 million (net of tax benefits) in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 8 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information regarding income taxes.

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

For the three month and nine month periods ended September 30, 2007 and 2006, the restructuring charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or “SFAS No. 146.” Under SFAS No. 146, the current period charge represents the liabilities incurred during the quarter for each of these obligations. For the nine months ended September 30, 2006, a curtailment was recorded in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or “SFAS No. 106.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

During the three months ended September 30, 2007, we recorded a $1.0 million restructuring charge in connection with the Financial Flexibility Program announced in January 2007 (“2007 Financial Flexibility Program”) and a $0.1 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”). The components of these charges included:

•

Severance and termination costs of $1.0 million associated with approximately 30 employees related to the 2007 Financial Flexibility Program. Of these 30 employees, 20 employees have exited the Company and 10 employees will exit the Company in future quarters; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.1 million related to the 2006 Financial Flexibility Program.

During the three months ended September 30, 2007, we eliminated approximately 40 positions, which included approximately 20 open positions and the 20 employees referenced above who were terminated in conjunction with our 2007 Financial Flexibility Program.

During the three months ended September 30, 2006, we recorded a $14.0 million restructuring charge in connection with the 2006 Financial Flexibility Program and a $0.2 million restructuring charge in connection with the 2005 Financial Flexibility Program. The components of these charges included:

•

Severance and termination costs of $4.5 million associated with approximately 100 employees related to the 2006 Financial Flexibility Program. Of these 100 employees, 50 employees have exited the Company and 50 employees exited the Company in subsequent quarters;

•	Severance and termination costs of $0.1 million associated with approximately 5 employees related to the 2005 Financial Flexibility Program. All 5 employees have exited the Company;

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $9.5 million and $0.1 million related to the 2006 Financial Flexibility Program and 2005 Financial Flexibility Program, respectively.

During the three months ended September 30, 2006, we eliminated approximately 50 positions in conjunction with our 2006 Financial Flexibility Program.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

During the nine months ended September 30, 2007, we recorded a $19.3 million restructuring charge in connection with the 2007 Financial Flexibility Program and a $1.5 million restructuring charge in connection with the 2006 Financial Flexibility Program. The components of these charges included:

•

Severance and termination costs of $18.3 million associated with approximately 220 employees, related to the 2007 Financial Flexibility Program. Of these 220 employees, 210 employees have exited the Company and 10 employees will exit the Company in future quarters;

•	Severance and termination costs of $0.6 million associated with approximately 15 employees, who all have exited the Company, related to the 2006 Financial Flexibility Program; and

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.0 million related to the 2007 Financial Flexibility Program and $0.9 million related to the 2006 Financial Flexibility Program.

During the nine months ended September 30, 2007, we eliminated approximately 460 positions, which included approximately 240 open positions and the 220 employees referenced above who were terminated in conjunction with our 2007 Financial Flexibility Program. In addition, during the nine months ended September 30, 2007, approximately 15 employees were eliminated in conjunction with our 2006 Financial Flexibility Program.

During the nine months ended September 30, 2006, we recorded a $22.1 million restructuring charge in connection with the 2006 Financial Flexibility Program, a $2.4 million net restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.3 million net restructuring curtailment gain in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The components of these charges and gains included:

•

Severance and termination costs of $11.7 million associated with approximately 150 employees, related to the 2006 Financial Flexibility Program. Of these 150 employees, 110 employees have exited the Company and 40 employees exited the Company in subsequent quarters;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

•	Severance and termination costs of $2.1 million associated with approximately 25 employees related to the 2005 Financial Flexibility Program. All 25 employees have exited the Company;

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

During the nine months ended September 30, 2006, we eliminated approximately 180 positions, which included approximately 30 open positions and the 150 employees referenced above who were terminated in conjunction with our 2006 Financial Flexibility Program. In addition, during the nine months ended September 30, 2006, we eliminated approximately 25 employees in connection with our 2005 Financial Flexibility Program.

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2007 Financial Flexibility Program.

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges
Charge Taken during First Quarter 2007	$14.3	$—	$14.3
Payments during First Quarter 2007	(2.7)	—	(2.7)

Balance Remaining as of March 31, 2007	$11.6	$—	$11.6

Charge Taken during Second Quarter 2007	$3.0	$1.0	$4.0
Payments during Second Quarter 2007	(5.7)	(0.8)	(6.5)

Balance Remaining as of June 30, 2007	$8.9	$0.2	$9.1

Charge Taken during Third Quarter 2007	$1.0	$—	$1.0
Payments during Third Quarter 2007	(4.6)	(0.1)	(4.7)

Balance Remaining as of September 30, 2007	$5.3	$0.1	$5.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2006 Financial Flexibility Program.

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges
Charge Taken during First Quarter 2006	$4.6	$—	$4.6
Payments during First Quarter 2006	(0.8)	—	(0.8)

Balance Remaining as of March 31, 2006	$3.8	$—	$3.8

Charge Taken during Second Quarter 2006	$2.6	$0.9	$3.5
Payments during Second Quarter 2006	(1.7)	(0.1)	(1.8)

Balance Remaining as of June 30, 2006	$4.7	$0.8	$5.5

Charge Taken during Third Quarter 2006	$4.5	$9.5	$14.0
Payments during Third Quarter 2006	(2.3)	(2.0)	(4.3)

Balance Remaining as of September 30, 2006	$6.9	$8.3	$15.2

Charge Taken during Fourth Quarter 2006	$1.3	$—	$1.3
Payments during Fourth Quarter 2006	(2.9)	(3.0)	(5.9)

Balance Remaining as of December 31, 2006	$5.3	$5.3	$10.6

Charge Taken during First Quarter 2007	$0.5	$—	$0.5
Payments during First Quarter 2007	(2.8)	(1.7)	(4.5)

Balance Remaining as of March 31, 2007	$3.0	$3.6	$6.6

Charge Taken during Second Quarter 2007	$0.1	$0.8	$0.9
Payments during Second Quarter 2007	(2.1)	(1.9)	(4.0)

Balance Remaining as of June 30, 2007	$1.0	$2.5	$3.5

Charge Taken during Third Quarter 2007	$—	$0.1	$0.1
Payments during Third Quarter 2007	(0.6)	(2.5)	(3.1)

Balance Remaining as of September 30, 2007	$0.4	$0.1	$0.5

Actions under the 2005 Financial Flexibility Program have been substantially completed.

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	September 30, 2007	December 31, 2006
Debt Maturing Within One Year:
Other	$—	$0.1

Total Debt Maturing Within One Year	$—	$0.1

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.5 million and $0.6 million discount as of September 30, 2007 and December 31, 2006, respectively)	$299.5	$299.4
Credit Facilities	246.7	159.5

Total Debt Maturing After One Year	$546.2	$458.9

Fixed-Rate Notes

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes, bearing interest at a fixed annual rate of 6.625% that matured on March 15, 2006. The 2011 notes of $299.5 million and $299.4 million, net of $0.5 million and $0.6 million remaining discount, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheets at September 30, 2007 and December 31, 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

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

Credit Facilities

At December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007, and then entered into a new $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. The facility requires, and the terminated facility required, the maintenance of interest coverage and total debt to earnings before income taxes, depreciation and amortization (“EBITDA”) ratios (each defined in each credit agreement, respectively). We were in compliance with these covenants at September 30, 2007 and December 31, 2006.

On April 19, 2007, we borrowed $182.7 million under our $500 million credit facility to pay down the amounts outstanding under our then existing $300 million credit facility immediately prior to termination. The $500 million credit facility will provide us the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases.

At September 30, 2007, we had $246.7 million of borrowings outstanding under the $500 million credit facility with a weighted average interest rate of 5.65%. At December 31, 2006, we had $159.5 million of borrowings outstanding under the $300 million credit facility with a weighted average interest rate of 5.84%. We borrowed under these facilities from time-to-time during the nine months ended September 30, 2007 to fund our share repurchases, working capital needs and the acquisition of First Research. See Note 11 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information regarding this acquisition. The $500 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We had not borrowed under our commercial paper program as of September 30, 2007 or December 31, 2006.

Other

At September 30, 2007 and December 31, 2006, certain of our international operations had non-committed lines of credit of $15.4 million and $14.9 million, respectively. There were no borrowings outstanding under these lines of credit at September 30, 2007 or December 31, 2006. These arrangements have no material commitment fees and no compensating balance requirements.

At September 30, 2007 and December 31, 2006, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $5.6 million.

Interest paid totaled $10.7 million and $23.4 million during the three month and nine month periods ended September 30, 2007, respectively. During the three month and nine month periods ended September 30, 2006, interest paid totaled $9.0 million and $19.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 5 — Reconciliation of Weighted Average Shares Outstanding

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Share data in millions)
Weighted average number of shares outstanding-basic	58.1	61.7	58.7	64.1
Dilutive effect of our stock incentive plans	1.5	1.7	1.5	1.8

Weighted average number of shares outstanding-diluted	59.6	63.4	60.2	65.9

Stock-based awards to acquire 0.4 million and 0.9 million shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but were not included in the quarterly computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Stock-based awards to acquire 0.3 million and 0.9 million shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but were not included in the year-to-date computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our stock options generally expire ten years from the grant date.

Our share repurchases were as follows:

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2007			2006			2007			2006
Program	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
	(Share data in millions)
Share Repurchase Programs	0.9	(a)	$84.2	1.2	(b)	$88.8	2.2	(a)	$200.0	4.1	(b)	$300.0
Repurchases to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan	0.2	(c)	$24.9	0.4	(d)	26.2	0.9	(c)	89.6	2.9	(d)	211.6

Total Repurchases	1.1		$109.1	1.6		$115.0	3.1		$289.6	7.0		$511.6

(a) In August 2006, our Board of Directors approved a $200 million, one-year share repurchase program which began in October 2006. We repurchased 0.1 million and 1.4 million shares of common stock for $9.2 million and $125.0 under this program during the three month and nine month periods ended September 30, 2007, respectively. This program was completed in July 2007.

In May 2007, our Board of Directors approved a new $200 million, one-year share repurchase program, which began in July 2007 upon the completion of the then existing $200 million program. We repurchased 0.8 million shares of common stock for $75.0 million under the new $200 million repurchase program during the three month and nine month periods ended September 30, 2007. We anticipate that the new $200 million program will be completed within twelve months of its initiation.

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

(d) In July 2003, our Board of Directors approved a three-year, six million share repurchase program to mitigate dilution under our stock incentive plans and ESPP. This program was completed in August 2006. We repurchased 0.2 million and 2.7 million shares of common stock for $14.3 million and $199.7 million under this program during the three months and nine months ended September 30, 2006, respectively.

In addition, during the three months ended September 30, 2006 we repurchased 0.2 million shares of common stock for $11.9 million under our Board of Directors approved four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 6 — Comprehensive Income

Total comprehensive income for the three month and nine month periods ended September 30, 2007 and 2006, which includes net income and other gains and losses that affect shareholders’ equity, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$56.1	$45.8	$196.4	$149.5
Other Comprehensive Income:
Foreign Currency Translation Adjustment	3.0	3.8	7.7	17.5
Pension Adjustment, Net of tax effect of $22.7 for the nine months ended September 30, 2007	—	—	34.1	—
Unrealized Gains (Losses) on Investments	(0.3)	(0.3)	(0.8)	3.6

Total Comprehensive Income	$58.8	$49.3	$237.4	$170.6

For the three month and nine month periods ended September 30, 2007, we recognized $3.5 million and $12.5 million, respectively, of pension cost related to deferred pension loss, which was previously included in “Accumulated Other Comprehensive Income.” The associated tax was $1.3 million and $4.9 million for the three month and nine month periods ended September 30, 2007, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

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

With respect to our remaining Legacy Tax Matter, referred to as “Amortization and Royalty Expense Deductions/Royalty Income – 1997-2007,” we previously reported that the IRS issued three Notices of Deficiency in the aggregate amount of $15.8 million in taxes and penalties, which together with interest totaled $24 million. D&B’s share of such amount, with interest, was approximately $16 million. No additional deficiencies can be assessed for the 1997-2002 tax years for any matter. Furthermore, in July 2007, we asked the IRS to return approximately $24 million of a $39.8 million deposit we had made with the IRS in March 2006 to stop the accrual of statutory interest on additional taxes allegedly due for the 1997-2002 tax years, and we left the remaining $16 million on deposit. We also expect to ask the IRS for a return of the balance of our deposit (approximately $16 million). If and to the extent we are successful in this request, we will report a further gain and a further return of cash.

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

The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. Hoover’s moved to dismiss all claims against it but the motion was denied. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six “focus” cases, which are intended to serve as test cases. Plaintiffs selected these six cases, which do not include Hoover’s. On April 6, 2007, the Second Circuit denied the petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s decision, the majority of issuers, including Hoover’s, had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. If plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against Hoover’s in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in the Hoover’s case. The amended complaints against the focus case issuers include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.

Other Matters

In the normal course of business, and including without limitation, our merger and acquisition activities and financing transactions, D&B indemnifies other parties, including customers, lessors and parties to other transactions with D&B, with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

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

Note 8 — Income Taxes

Effective Tax Rate

For the three months ended September 30, 2007, our effective tax rate was 40.0% as compared to 36.7% for the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, was negatively impacted by 2.7 points due to the impact of revaluing the net deferred tax assets in the United Kingdom (“UK”) as a result of a UK tax law change, enacted in Q3 2007, and by 0.3 points related to other tax items and positively impacted by 0.9 points due to global tax planning initiatives. The effective tax rate for the three months ended September 30, 2006 was positively impacted by 1.1 points related to revisions of prior year estimates and by 0.1 points for other tax items.

For the nine months ended September 30, 2007, our effective tax rate was 27.4% as compared to 37.4% for the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, was positively impacted by 11.5 points for the release of tax reserves for uncertain tax positions and by 0.1 points for other tax items and negatively impacted by 1.0 point due to the impact of revaluing the net deferred tax assets in the UK as a result of a UK tax law change, enacted in Q3 2007, and by 0.6 points due to higher interest expense on tax liabilities for uncertain tax positions.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recognized an increase of approximately $34.1 million, net of tax benefits, in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The total amount of unrecognized tax benefits as of January 1, 2007 was $136.5 million. The amount of unrecognized tax benefits that, if recognized, would have impacted the effective tax rate was $127.6 million, net of tax benefits.

The total amount of unrecognized tax benefits as of September 30, 2007 is $125.5 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $96.4 million, net of tax benefits. We do not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next 12 months.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal, state and local jurisdictions, we are no longer subject to examinations by tax authorities for years prior to 2003. In foreign jurisdictions, we are no longer subject to examinations by tax authorities for years prior to 2001. We have been informed by the IRS of their intentions to commence an audit of the 2003, 2004 and 2005 tax periods.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of accrued interest as of January 1, 2007 was $12.2 million, net of tax benefits. The total amount of interest expense recognized in the three month and nine month periods ended September 30, 2007 was $0.9 million, net of tax benefits, and $2.6 million, net of tax benefits,, respectively. As a result of the events described above, the total amount of accrued interest as of September 30, 2007 was $9.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic (income) cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans				Postretirement Benfits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Components of Net Periodic Cost:
Service cost	$1.4	$5.2	$10.2	$14.3	$0.2	$0.2	$0.5	$0.7
Interest cost	22.7	22.0	68.4	65.7	1.2	1.1	3.6	3.5
Expected return on plan assets	(29.4)	(28.4)	(87.6)	(85.2)	—	—	—	—
Amortization of prior service cost (credit)	0.3	0.6	1.2	1.7	(1.9)	(1.7)	(5.6)	(5.5)
Recognized actuarial (gain) loss	5.5	7.9	18.1	23.7	(0.4)	(0.5)	(1.2)	(1.4)

Net Periodic (Income) Cost	$0.5	$7.3	$10.3	$20.2	$(0.9)	$(0.9)	$(2.7)	$(2.7)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, that we expect to contribute $26.6 million and $12.8 million to our Non-Qualified U.S. and non-U.S. pension plans and the U.S. postretirement benefit plan, respectively in 2007. As of September 30, 2007, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans and postretirement benefit plan of $18.9 million and $11.3 million, respectively.

For the three month and nine month periods ended September 30, 2007, we recognized $3.5 million and $12.5 million, respectively, into pension cost related to deferred pension loss, which was previously included in “Accumulated Other Comprehensive Income.” The associated tax for the three month and nine month periods ended September 30, 2007 was $1.3 million and $4.9 million, respectively.

Effective June 30, 2007, we amended The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”). Any pension benefit that had been accrued through such date under the U.S. Qualified Plan was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan. All non-vested U.S. Qualified Plan participants who were actively employed as of June 30, 2007 were immediately vested on July 1, 2007. As a result, we recognized a curtailment charge of $3.2 million during the second quarter of 2007. We also remeasured all of our U.S. pension plans, inclusive of updated demographic data, as a result of this plan change in accordance with SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” and recognized pre-tax income of $54.0 million in “Other Comprehensive Income” to reflect changes in the funded status of our U.S. pension plans on the remeasurement date. The associated tax was $21.5 million. Together with the $2.8 million recognized in the first quarter of 2007, as a result of a remeasurement of one of our U.S. Non-Qualified plans due to a reduction in future service years, we recognized pre-tax income of $56.8 million in “Other Comprehensive Income,” with an associated tax of $22.7 million. No curtailment was recognized in the first quarter of 2007.

We have also amended our 401(k) Plan (the “401k Plan”) effective July 1, 2007, to increase our match formula from 50% to 100% of a team member’s contributions and to increase the maximum match to seven percent (7%), from six percent (6%), of such team member’s eligible compensation, subject to certain 401k Plan limitations.

We also recognized a curtailment gain of $0.4 million for our postretirement benefit plan during the nine month period ended September 30, 2006, of which $0.3 million was related to the 2004 Financial Flexibility Program and $0.1 million was related to the 2005 Financial Flexibility Program. See Note 3 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information.

Note 10 — Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. We manage our operations and our results are reported under the following two segments: U.S. and International (which consists of operations in Europe, Canada, Asia Pacific and Latin America). Our customer solution sets are Risk Management Solutions ™, Sales & Marketing Solutions ™, E-Business Solutions ™ and Supply Management Solutions ™. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. See Item 2. Management’s Discussion

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

and Analysis of Financial Condition and Results of Operations, under the heading “How We Manage Our Business” in this Quarterly Report on Form 10-Q for further details. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility Programs, are not allocated to our business segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
U.S.	$291.9	$271.2	$886.0	$828.4
International	98.0	88.0	293.0	265.4

Consolidated Total	$389.9	$359.2	$1,179.0	$1,093.8

Operating Income (Loss):
U.S.	$102.8	$94.0	$307.9	$285.5
International	17.7	16.3	53.4	48.7

Total Divisions	120.5	110.3	361.3	334.2
Corporate and Other(1)	(21.5)	(33.8)	(83.6)	(86.1)

Consolidated Total	99.0	76.5	277.7	248.1
Non-Operating Income (Expense), Net	(4.4)	(4.2)	(6.6)	(9.6)

Income before Provision for Income Taxes	$94.6	$72.3	$271.1	$238.5

(1)	The following tables summarize “Corporate and Other:”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Corporate Costs	$(17.3)	$(15.0)	$(53.6)	$(48.0)
Transition Costs (costs to implement our Financial Flexibility Programs)	(3.1)	(4.6)	(9.2)	(13.9)
Restructuring Expense	(1.1)	(14.2)	(20.8)	(24.2)

Total Corporate and Other	$(21.5)	$(33.8)	$(83.6)	$(86.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Customer Solution Set Revenue:
U.S.:
Risk Management Solutions	$174.3	$165.3	$533.6	$511.1
Sales & Marketing Solutions	79.9	73.3	249.5	230.6
E-Business Solutions	25.4	20.6	72.9	60.4
Supply Management Solutions	12.3	12.0	30.0	26.3

Total U.S. Revenue	291.9	271.2	886.0	828.4

International:
Risk Management Solutions	81.3	74.5	239.4	221.5
Sales & Marketing Solutions	13.7	11.0	45.6	37.0
E-Business Solutions	1.8	1.4	5.3	3.7
Supply Management Solutions	1.2	1.1	2.7	3.2

Total International Revenue	98.0	88.0	293.0	265.4

Consolidated Total:
Risk Management Solutions	255.6	239.8	773.0	732.6
Sales & Marketing Solutions	93.6	84.3	295.1	267.6
E-Business Solutions	27.2	22.0	78.2	64.1
Supply Management Solutions	13.5	13.1	32.7	29.5

Consolidated Core Revenue	$389.9	$359.2	$1,179.0	$1,093.8

	At September 30, 2007	At December 31, 2006
Assets:
U.S.	$501.3	$513.3
International	468.3	424.9

Total Divisions	969.6	938.2
Corporate and Other (primarily domestic pensions and taxes)	449.4	421.9

Consolidated Total	$1,419.0	$1,360.1

Goodwill(2):
U.S.	$145.3	$125.1
International	116.1	103.1

Consolidated Total	$261.4	$228.2

(2)	The increase in goodwill in the U.S. segment from $125.1 million at December 31, 2006 to $145.3 million at September 30, 2007 is primarily attributable to: (i) the acquisition of First Research and the Education Division of Automation Research, Inc. D/B/A MKTG Services (“MKTG Services”) which amounted to $17.2 million and $0.8 million, respectively; and (ii) the final purchase accounting adjustment of $2.0 million for deferred tax liabilities attributable to the acquisition of Open Ratings during the three months ended March 31, 2006. The increase in goodwill in the International segment from $103.1 million at December 31, 2006 to $116.1 million at September 30, 2007, is attributable to: (i) the Huaxia D&B China joint venture which amounted to $7.3 million; (ii) the acquisition of n2 Check Limited (“n2 Check”) which amounted to $3.2 million; and (iii) the $2.5 million positive impact of foreign currency translation. For further discussions of our acquisitions see Note 11 to our unaudited consolidated financials statements included in Item 1. of this Quarterly Report on Form 10-Q.

Note 11 — Acquisitions

MKTG Services

During the third quarter of 2007, we acquired substantially all of the assets and assumed certain liabilities related to the Education Division of MKTG Services for $3.5 million. The results of MKTG Services have been included in our consolidated financial statements since the date of acquisition. MKTG Services was a provider of educational sales and marketing solutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The transaction was valued at $3.6 million, inclusive of transaction costs of $0.1 million and a working capital adjustment of $0.5 million, recorded in accordance with SFAS No. 141, “Business Combinations,” or “SFAS No. 141.” The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $0.8 million and $2.3 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $2.3 million of acquired intangible assets, $1.8 million was assigned to customer relationships, $0.3 million was assigned to technology and $0.2 million was assigned to database. These intangible assets, with useful lives from three to eight years, are being amortized over a weighted-average useful life of 7.3 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed in connection with the acquisition. As a result, the allocation of the purchase price is subject to future adjustment.

n2 Check

During the second quarter of 2007, we acquired substantially all of the assets of n2 Check, a credit and risk management company based in Kent, UK for an upfront payment of $4.3 million and a potential earn-out of up to $4.0 million based on certain financial performance metrics for the 12 month periods ending March 31, 2008 and 2009. The results of n2 Check have been included in our consolidated financial statements since the date of acquisition. n2 Check was a provider of credit and risk management data to small and mid-size businesses in the UK.

The transaction was valued at $5.2 million, inclusive of transaction costs of $0.9 million, recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $3.2 million and $3.3 million, respectively. The goodwill was assigned to our UK reporting unit. Of the $3.3 million of acquired intangible assets, $1.6 million was assigned to customer relationships, $1.1 million was assigned to tradename and $0.6 million was assigned to technology. These intangible assets, with useful lives from five to fourteen years, are being amortized over a weighted-average useful life of 12.3 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed in connection with the acquisition. As a result, the allocation of the purchase price is subject to future adjustment.

First Research

During the first quarter of 2007, we acquired 100% of the outstanding capital stock of First Research with borrowings under our credit facility, for an upfront payment of $22.5 million and a potential earn-out of up to an additional $4.0 million based on the achievement of certain 2007 and 2008 financial performance metrics. First Research is based in Raleigh, North Carolina. The results of First Research’s operations have been included in our consolidated financial statements since the date of acquisition. First Research was a provider of editorial-based industry insight for its customers on over 220 industries via the Internet. As part of our Internet strategy, we are investing in Hoover’s to increase the value we deliver to our customers and accelerate the growth of our Internet business. Through this acquisition, we believe that we will better meet the needs of our Hoover’s customers and expand our reach to new customers.

The transaction was valued at $23.0 million, inclusive of cash acquired of $0.7 million, a working capital adjustment of $0.2 million and transaction costs of $0.3 million recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $17.2 million and $6.3 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $6.3 million of acquired intangible assets, $5.2 million was assigned to subscriber relationships, $1.0 million was assigned to proprietary products and $0.1 million was assigned to tradename. These acquired intangible assets, with useful lives of eighteen months to eight years, are being amortized over a weighted average useful life of 5.5 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

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

Open Ratings

During the three months ended March 31, 2006, we acquired a 100% ownership interest in Open Ratings with cash on hand. Open Ratings is located in Waltham, Massachusetts. The results of Open Ratings’ operations have been included in our consolidated financial statements since the date of acquisition. Open Ratings was a provider web-based supply risk management solutions to leading manufacturing companies. We believe that the addition of Open Ratings’ solutions to our Supply Management Solutions product suite provides our customers with a more comprehensive supply management solution.

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

The n2 Check and MKTG Services were asset acquisitions and, as a result, the associated goodwill is deductible for tax purposes. The First Research and Open Ratings acquisitions were stock acquisitions, and as a result there is no goodwill deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 12 — Other Accrued and Current Liabilities

	At September 30, 2007	At December 31, 2006
Restructuring Accruals	$7.6	$13.7
Professional Fees	59.3	45.1
Operating Expenses	25.1	26.7
Spin-Off Obligation(1)	33.9	28.5
Other Accrued Liabilities	60.2	51.9

	$186.1	$165.9

(1)	As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement dated September 30, 2000 (the “TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual who exercised the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that under the circumstances applicable to us the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options). We have filed tax returns for 2001 through 2006, and made estimated tax deposits for 2007, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating for tax years 2002 to 2007 of approximately $33.9 million in the aggregate for such years. This potential reimbursement would be accounted for as a reduction to shareholders’ equity. During the nine months ended September 30, 2007, we did not make a payment to Moody’s/D&B2. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of September 30, 2007, current and former employees of D&B held 0.8 million Moody’s stock options. These stock options had a weighted average exercise price of $11.47 and a remaining, weighted average contractual life of one and a half years. All of these stock options are currently exercisable.

Note 13 — Retained Earnings

Balance, December 31, 2006	$1,132.2
Net Income for the nine months ended September 30, 2007	196.4
Dividends declared ($0.25 per common share, per quarter)	(44.1)
Adoption of FIN 48 at January 1, 2007	(34.1)

Balance, September 30, 2007	$1,250.4

Note 14 — Subsequent Events

Dividend Declaration

In November 2007, our Board of Directors approved the declaration of a dividend of $0.25 per share for the fourth quarter of 2007. This cash dividend will be payable on December 14, 2007, to shareholders of record at the close of business on November 30, 2007.

Acquisition

In October 2007, we acquired Purisma, Incorporated (“Purisma”), with borrowings under our credit facility, for $48 million, subject to a working capital adjustment. Purisma is based in Redwood City, California and is a leading provider of commercial data integration software solutions and master data management platforms. From the date of acquisition, the results of Purisma will be included in our consolidated financial statements.

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

We provide customers with four solution sets, which meet a diverse set of customer needs globally. Customers use our: Risk Management Solutions ™ to mitigate credit risk, increase cash flow and drive increased profitability; our Sales & Marketing Solutions ™ to increase revenue from new and existing customers; our E-Business Solutions ™ to convert prospects into clients faster by enabling business professionals to research companies, executives and industries; and our Supply Management Solutions ™ to increase cash by generating ongoing savings from our customers’ suppliers and by protecting our customers from serious financial, operational and regulatory risk.

How We Manage Our Business

For internal management purposes, we refer to “core revenue,” which we calculate as total operating revenue less the revenue of divested businesses. Core revenue is used to manage and evaluate the performance of our business segments and to allocate resources because this measure provides an indication of the underlying changes in revenue in a single performance measure. Core revenue does not include reported revenue of divested businesses since they are not included in future revenue. Management believes that the measure of core revenue provides valuable insight into our revenue from ongoing operations and enables investors to evaluate business performance and trends by facilitating a comparison of results of ongoing operations with past reports of financial results. There is no divested business revenue included in our financial results as there were no divestitures during the nine month periods ended September 30, 2007 and 2006.

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

Overview

Total revenue and core revenue were the same for the three month and nine month periods ended September 30, 2007 and 2006, as there were no divestitures during these periods. Therefore, our discussion of our results of operations for the three month and nine month periods ended September 30, 2007 and 2006, references only our core revenue results.

Our results are reported under the following two segments:

•	United States (“U.S.”); and

•	International (which consists of operations in Europe, Canada, Asia Pacific and Latin America).

The financial statements of our subsidiaries outside the U.S. and Canada reflect a fiscal quarter ended August 31 to facilitate the timely reporting of our consolidated financial results and financial position.

The following table presents the contribution by segment to core revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
U.S.	75%	76%	75%	76%
International	25%	24%	25%	24%

The following tables present contributions by customer solution set to core revenue for the three month and nine month periods ended September 30, 2007 and 2006, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue by Customer Solution Set:
Risk Management Solutions	66%	67%	66%	67%
Sales & Marketing Solutions	24%	23%	25%	24%
E-Business Solutions	7%	6%	6%	6%
Supply Management Solutions	3%	4%	3%	3%

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

Risk Management Solutions

Our Traditional Risk Management Solutions generally consist of reports derived from our database which our customers use primarily to make decisions about credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Risk Management Solutions Revenue	80%	81%	80%	81%
Core Revenue	53%	54%	53%	54%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Risk Management Solutions Revenue	20%	19%	20%	19%
Core Revenue	13%	13%	13%	13%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and direct marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Sales & Marketing Solutions Revenue	47%	52%	45%	47%
Core Revenue	11%	12%	11%	11%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management products. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Sales & Marketing Solutions Revenue	53%	48%	55%	53%
Core Revenue	13%	11%	14%	13%

Critical Accounting Policies and Estimates

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006. During the nine months ended September 30, 2007, we updated our critical accounting policies as follows:

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

Stock-Based Compensation

In connection with our dividend payments, we updated our dividend yield assumption in our Black-Scholes valuation model from 0% for the year ended December 31, 2006 to 1.1% for the nine months ended September 30, 2007, in calculating the fair value of our employee stock options. We have estimated the dividend yield assumption by dividing the anticipated annual dividend payment by the stock price on the grant date.

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

Consolidated Revenue

The following table presents our revenue by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in millions)
Revenue:
U.S.	$291.9	$271.2	$886.0	$828.4
International	98.0	88.0	293.0	265.4

Core Revenue	$389.9	$359.2	$1,179.0	$1,093.8

The following table presents our revenue by customer solution set:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in millions)
Revenue:
Risk Management Solutions	$255.6	$239.8	$773.0	$732.6
Sales & Marketing Solutions	93.6	84.3	295.1	267.6
E-Business Solutions	27.2	22.0	78.2	64.1
Supply Management Solutions	13.5	13.1	32.7	29.5

Core Revenue	$389.9	$359.2	$1,179.0	$1,093.8

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

Core revenue increased $30.7 million, or 9% (7% increase before the effect of foreign exchange). The increase in core revenue was primarily driven by an increase in U.S. revenue of $20.7 million, or 8%, and an increase in International revenue of $10.0 million, or 11% (5% increase before the effect of foreign exchange).

Our acquisitions contributed one percentage point of this growth for the three months ended September 30, 2007. In addition, this increase is primarily attributed to:

•	The positive impact of foreign exchange;

•	Higher levels of project-oriented business; and

•

Growth in each of our subscription plans for our Preferred Pricing Agreement and for our Preferred Pricing Agreement with DNBi from existing customers willing to increase the level of business they do with us; and

•	Higher purchases from our existing customers;

partially offset by:

•	Decreased usage in the United Kingdom (“UK”) market, primarily as a result of lower product usage from a key global customer.

Customer Solution Sets

On a customer solution set basis, the $30.7 million increase in core revenue reflects:

•

A $15.8 million, or 7%, increase in Risk Management Solutions (5% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $9.0 million, or 5%, and an increase in revenue in International of $6.8 million, or 9% (3% increase before the effect of foreign exchange);

•

A $9.3 million, or 11%, increase in Sales & Marketing Solutions (10% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $6.6 million, or 9%, and an increase in revenue in International of $2.7 million, or 23% (16% increase before the effect of foreign exchange);

•

A $5.2 million, or 24%, increase in E-Business Solutions (23% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $4.8 million, or 23%, and an increase in revenue in International of $0.4 million, or 27% (18% increase before the effect of foreign exchange); and

•

A $0.4 million, or 3%, increase in Supply Management Solutions (2% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $0.3 million, or 2%, and an increase in International of $0.1 million, or 15% (7% increase before the effect of foreign exchange).

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

Core revenue increased $85.2 million, or 8% (6% increase before the effect of foreign exchange). The increase in core revenue was primarily driven by an increase in U.S. revenue of $57.6 million, or 7%, and an increase in International revenue of $27.6 million, or 10% (3% increase before the effect of foreign exchange).

Our acquisitions contributed one percentage point of this growth for the nine months ended September 30, 2007. In addition, this increase is primarily attributed to:

•

Growth in each of our subscription plans for our Preferred Pricing Agreement and for our Preferred Pricing Agreement with DNBi from existing customers willing to increase the level of business they do with us;

•	The positive impact of foreign exchange;

•	Higher purchases from our existing customers;

•	Continued growth in subscription revenue at Hoover’s; and

•	Higher levels of project-oriented business;

partially offset by:

•	Decreased usage in the UK market, primarily as a result of lower product usage from a key global customer.

Customer Solution Sets

On a customer solution set basis, the $85.2 million increase in core revenue reflects:

•

A $40.4 million, or 6%, increase in Risk Management Solutions (3% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $22.5 million, or 4%, and an increase in revenue in International of $17.9 million, or 8% (1% increase before the effect of foreign exchange);

•

A $27.5 million, or 10%, increase in Sales & Marketing Solutions (9% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $18.9 million, or 8%, and an increase in revenue in International of $8.6 million, or 23% (16% increase before the effect of foreign exchange);

•

A $14.1 million, or 22%, increase in E-Business Solutions (21% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $12.5 million, or 21%, and an increase in revenue in International of $1.6 million, or 41% (31% increase before the effect of foreign exchange); and

•

A $3.2 million, or 11%, increase in Supply Management Solutions (both before and after the effect of foreign exchange). The increase was driven by growth in the U.S. of $3.7 million, or 14%, partially offset by a decrease in International of $0.5 million, or 12% (19% decrease before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three month and nine month periods ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in millions)
Operating Expenses	$112.9	$114.5	$349.1	$341.6
Selling and Administrative Expenses	166.1	145.8	501.0	457.7
Depreciation and Amortization	10.8	8.2	30.4	22.2
Restructuring Charge	1.1	14.2	20.8	24.2

Operating Costs	$290.9	$282.7	$901.3	$845.7

Operating Income	$99.0	$76.5	$277.7	$248.1

Operating Expenses

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

Operating expenses decreased $1.6 million, or 1%, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. The decrease was primarily due to the following:

•	Lower costs of data purchases within our Italian real estate data business; and

•	Reengineering savings;

partially offset by:

•	Costs associated with investments to enhance our strategic capabilities, such as with Acxiom Corporation (“Acxiom”);

•	The impact of foreign exchange; and

•	Increased technology costs arising from obligations under our D&B Worldwide Network agreements.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

Operating expenses increased $7.5 million, or 2%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The increase was primarily due to the following:

•	Costs associated with investments to enhance our strategic capabilities, such as with Acxiom;

•	The impact of foreign exchange; and

•	Increased technology costs arising from obligations under our D&B Worldwide Network agreements;

partially offset by:

•	Lower costs of data purchases within our Italian real estate data business; and

•	Reengineering savings.

Selling and Administrative Expenses

Selling and administrative expenses increased $20.3 million, or 14%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Selling and administrative expenses increased $43.3 million, or 9%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase in both periods was primarily due to the following:

•

Increased selling expenses related to costs associated with investments to enhance our strategic capabilities, such as with our Huaxia D&B China joint venture and our acquisition of First Research; and

•	The impact of foreign exchange;

partially offset by:

•	Reengineering savings.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension and Postretirement

We had net pension cost of $0.5 million and $10.3 million for the three month and nine month periods ended September 30, 2007, respectively. We had net pension cost of $7.3 million and $20.2 million for the three month and nine month periods ended September 30, 2006, respectively. The decrease in cost in the 2007 periods was primarily driven by lower actuarial loss amortization included in the three month and nine month periods ended September 30, 2007, a 34 basis point increase and a 49 basis point increase in the discount rate applied to our U.S. plans in the first quarter of 2007 and the second and third quarter of 2007, respectively, and the elimination of service cost as a result of the pension plan freeze in the second quarter of 2007 (see below for further detail). These decreases were partially offset by increased pension cost in our International plans primarily driven by a 32 basis point decrease in the discount rate applied to our UK plan.

We had postretirement benefit income of $0.9 million for each of the three month periods ended September 30, 2007 and 2006 and $2.7 million for each of the nine month periods ended September 30, 2007 and 2006. We consider net pension costs and postretirement benefit income to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

In connection with our actions related to our U.S. benefit plans, as discussed in Note 9 to our unaudited consolidated financials statements included in Item 1. of this Quarterly Report on Form 10-Q, we recorded a curtailment charge $3.2 million in the second quarter of 2007. Our estimated pension costs for the year ending December 31, 2007 will be reduced by approximately $12.7 million. Prior to the pension freeze referenced in Note 9 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q, we expected the net pension cost for the year ending December 31, 2007 to be approximately $23.4 million. Subsequent to such pension freeze we expect the net pension cost for the year ending December 31, 2007 to be approximately $10.7 million for all of our global pension plans.

In addition, we anticipate incurring approximately $5.4 million of incremental costs as a result of the amendment to our 401(k) Plan as discussed in Note 9 to our unaudited consolidated financials statements included in Item 1. of this Quarterly Report on Form 10-Q.

Stock-Based Compensation

For the three month and nine month periods ended September 30, 2007, we recognized total stock-based compensation expense of $6.2 million and $19.9 million, respectively, compared to $4.6 million and $15.7 million for the three month and nine month periods ended September 30, 2006, respectively.

Expense associated with our stock option programs was $2.6 million and $9.2 million for the three month and nine month periods ended September 30, 2007, respectively, compared to $2.9 million and $9.8 million for the three month and nine month periods ended September 30, 2006, respectively. The decrease was primarily due to fewer unvested stock options outstanding to be expensed in 2007, partially offset by lower expenses associated with forfeitures for terminated employees.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $3.4 million and $9.9 million for the three month and nine month periods ended September 30, 2007, respectively, compared to $1.5 million and $5.2 million for the three month and nine month periods ended September 30, 2006, respectively. The increase was primarily due to the addition of the 2007 grant, lower expenses associated with terminated employees and a cumulative accounting adjustment included in the three months ended March 31, 2006 expense to reflect adjustments to previously recognized compensation expense for awards outstanding at the adoption date of SFAS No. 123R “Stock-Based Compensation,” that we do not expect to vest.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million and $0.8 million for the three month and nine month periods ended September 30, 2007, respectively, compared to $0.2 million and $0.7 million for the three month and nine month periods ended September 30, 2006, respectively.

We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization increased $2.6 million, or 32%, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. Depreciation and amortization increased $8.2 million, or 37%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The increase for the three month and nine month periods ended September 30, 2007, was primarily driven by the increased capital costs in revenue generating investments to enhance our strategic capabilities and amortization of acquired intangible assets.

Restructuring Charge

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

During the three months ended September 30, 2007, we recorded a $1.0 million restructuring charge in connection with the Financial Flexibility Program announced in January 2007 (“2007 Financial Flexibility Program”) and a $0.1 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”). The components of these charges included:

•

Severance and termination costs of $1.0 million associated with approximately 30 employees related to the 2007 Financial Flexibility Program. Of these 30 employees, 20 employees have exited the Company and 10 employees will exit the Company in future quarters; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.1 million related to the 2006 Financial Flexibility Program.

During the three months ended September 30, 2007, we eliminated approximately 40 positions, which included approximately 20 open positions and the 20 employees referenced above who were terminated in conjunction with our 2007 Financial Flexibility Program.

During the three months ended September 30, 2006, we recorded a $14.0 million restructuring charge in connection with the 2006 Financial Flexibility Program and a $0.2 million restructuring charge in connection with the 2005 Financial Flexibility Program. The components of these charges included:

•

Severance and termination costs of $4.5 million associated with approximately 100 employees related to the 2006 Financial Flexibility Program. Of these 100 employees, 50 employees have exited the Company and 50 employees exited the Company in subsequent quarters;

•	Severance and termination costs of $0.1 million associated with approximately 5 employees related to the 2005 Financial Flexibility Program. All 5 employees have exited the Company;

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $9.5 million and $0.1 million related to the 2006 Financial Flexibility Program and 2005 Financial Flexibility Program, respectively.

During the three months ended September 30, 2006, we eliminated approximately 50 positions in conjunction with our 2006 Financial Flexibility Program.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

During the nine months ended September 30, 2007, we recorded a $19.3 million restructuring charge in connection with the 2007 Financial Flexibility Program and a $1.5 million restructuring charge in connection with the 2006 Financial Flexibility Program. The components of these charges included:

•

Severance and termination costs of $18.3 million associated with approximately 220 employees, related to the 2007 Financial Flexibility Program. Of these 220 employees, 210 employees have exited the Company and 10 employees will exit the Company in future quarters;

•	Severance and termination costs of $0.6 million associated with approximately 15 employees, who all have exited the Company, related to the 2006 Financial Flexibility Program; and

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.0 million related to the 2007 Financial Flexibility Program and $0.9 million related to the 2006 Financial Flexibility Program.

During the nine months ended September 30, 2007, we eliminated approximately 460 positions, which included approximately 240 open positions and the 220 employees referenced above who were terminated in conjunction with our 2007 Financial Flexibility Program. In addition, during the nine months ended September 30, 2007, approximately 15 employees were eliminated in conjunction with our 2006 Financial Flexibility Program.

During the nine months ended September 30, 2006, we recorded a $22.1 million restructuring charge in connection with the 2006 Financial Flexibility Program, a $2.4 million net restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.3 million net restructuring curtailment gain in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The components of these charges and gains included:

•

Severance and termination costs of $11.7 million associated with approximately 150 employees, related to the 2006 Financial Flexibility Program. Of these 150 employees, 110 employees have exited the Company and 40 employees exited the Company in subsequent quarters;

•	Severance and termination costs of $2.1 million associated with approximately 25 employees related to the 2005 Financial Flexibility Program. All 25 employees have exited the Company;

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

During the nine months ended September 30, 2006, approximately 180 positions, which included approximately 30 open positions and the 150 employees referenced above who were terminated in conjunction with our 2006 Financial Flexibility Program. In addition, during the nine months ended September 30, 2006, we eliminated approximately 25 employees in connection with our 2005 Financial Flexibility Program.

As of September 30, 2007, we have eliminated approximately 5,600 positions, which includes approximately 625 open positions, and approximately 4,975 employees terminated under all of our Financial Flexibility Programs.

Interest Income (Expense) — Net

The following table presents our “Interest Income (Expense) – Net” for the three month and nine month periods ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
		(Amounts in millions)
Interest Income	$2.4	$1.3	$5.5	$5.6
Interest Expense	(6.9)	(5.1)	(19.8)	(14.7)

Interest Income (Expense) - Net	$(4.5)	$(3.8)	$(14.3)	$(9.1)

For the three months ended September 30, 2007, interest income increased $1.1 million and interest expense increased $1.8 million compared to the three months ended September 30, 2006. The increase in interest income is primarily attributable to higher interest bearing investments and higher interest rates during the three months ended September 30, 2007. The increase in interest expense is primarily attributable to higher outstanding borrowings on our credit facility during the three months ended September 30, 2007. See Note 4 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information.

For the nine months ended September 30, 2007, interest income decreased $0.1 million and interest expense increased $5.1 million, compared to the nine months ended September 30, 2006. The decrease in interest income is primarily attributable to fewer interest bearing investments during the nine months ended September 30, 2007, partially offset by higher interest rates, as compared to the nine months ended September 30, 2006. The increase in interest expense is primarily attributable to higher outstanding borrowings on our credit facility during the nine months ended September 30, 2007, partially offset by lower interest rates associated with our $300 million fixed-rate notes that we issued in March 2006 compared to higher interest rates associated with our $300 million fixed-rate notes that matured in March 2006.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three month and nine month periods ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in millions)
Miscellaneous Other Income (Expense) - Net(a)	$0.1	$(0.4)	$1.1	$(0.5)
Gain on Huaxia D&B China Joint Venture(b)	—	—	5.8	—
Gain on the Sale of an Investment(c)	—	—	0.8	—

Other Income (Expense) - Net	$0.1	$(0.4)	$7.7	$(0.5)

(a)	Miscellaneous Other Income (Expense) – Net increased for the three month and nine month periods ended September 30, 2007, compared to the three month and nine month periods ended September 30, 2006, primarily due to the adoption of FIN 48. See Note 8 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information.
(b)	During the three months ended March 31, 2007, we entered into an agreement with Huaxia International Credit Consulting Co. Limited and established a new joint venture to trade under the name Huaxia D&B China. We recognized a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.
(c)	During the three months ended June 30, 2007, we recorded a gain related to the sale of an investment in Australia.

Provision for Income Taxes

For the three months ended September 30, 2007, our effective tax rate was 40.0% as compared to 36.7% for the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, was negatively impacted by 2.7 points due to the impact of revaluing the net deferred tax assets in the United Kingdom (“UK”) as a result of a UK tax law change, enacted in Q3 2007, and by 0.3 points related to other tax items and positively impacted by 0.9 points due to global tax planning initiatives. The effective tax rate for the three months ended September 30, 2006 was positively impacted by 1.1 points related to revisions of prior year estimates and by 0.1 points for other tax items.

For the nine months ended September 30, 2007, our effective tax rate was 27.4% as compared to 37.4% for the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, was positively impacted by 11.5 points for the release of tax reserves for uncertain tax positions and by 0.1 points for other tax items and negatively impacted by 1.0 point due to the impact of revaluing the net deferred tax assets in the UK as a result of a UK tax law change, enacted in Q3 2007, and by 0.6 points due to higher interest expense on tax liabilities for uncertain tax positions.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recognized an increase of approximately $34.1 million, net of tax benefits, in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The total amount of unrecognized tax benefits as of January 1, 2007 was $136.5 million. The amount of unrecognized tax benefits that, if recognized, would have impacted the effective tax rate was $127.6 million, net of tax benefits.

The total amount of unrecognized tax benefits as of September 30, 2007 is $125.5 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $96.4 million, net of tax benefits. We do not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next 12 months.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal, state and local jurisdictions, we are no longer subject to examinations by tax authorities for years prior to 2003. In foreign jurisdictions, we are no longer subject to examinations by tax authorities for years prior to 2001. We have been informed by the IRS of their intentions to commence an audit of the 2003, 2004 and 2005 tax periods.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of accrued interest as of January 1, 2007 was $12.2 million, net of tax benefits. The total amount of interest expense recognized in the three month and nine month periods ended September 30, 2007 was $0.9 million, net of tax benefits, and $2.6 million, net of tax benefits, respectively. As a result of the events described above, the total amount of accrued interest as of September 30, 2007 was $9.0 million.

Equity in Net Income of Affiliates

We recorded $0.4 million and $0.8 million as Equity in Net Income of Affiliates for the three month and nine month periods ended September 30, 2007, respectively, compared to $0.1 million and $0.3 million for the three month and nine month periods ended September 30, 2006, respectively.

Earnings per Share

We reported earnings per share, or “EPS,” for the three month and nine month periods ended September 30, 2007 and 2006, as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Basic Earnings Per Share	$0.97	$0.74	$3.35	$2.33

Diluted Earnings Per Share	$0.94	$0.72	$3.27	$2.27

For the three months ended September 30, 2007, basic EPS increased 31%, compared with the three months ended September 30, 2006, due to a 23% increase in net income, increased operating performance and a 6% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the three months ended September 30, 2007, diluted EPS increased 31%, compared with the three months ended September 30, 2006, due to a 23% increase in net income, increased operating performance and a 6% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases. During the three months ended September 30, 2007, we repurchased 0.9 million shares of common stock for $84.2 million under our Board of Directors approved share repurchase programs. In addition, we repurchased 0.2 million shares of common stock for $24.9 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

For the nine months ended September 30, 2007, basic EPS increased 44%, compared with the nine months ended September 30, 2006, due to a 31% increase in net income, primarily from the release of tax reserves for uncertain tax positions, increased operating performance and an 8% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the nine months ended September 30, 2007, diluted EPS increased 44%, compared with the nine months ended September 30, 2006, due to a 31% increase in net income, primarily from the release of tax reserves for uncertain tax positions, increased operating performance and a 9% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases. During the nine months ended September 30, 2007, we repurchased 2.2 million shares of common stock for $200.0 million under our Board of Directors approved share repurchase programs. In addition, we repurchased 0.9 million shares of common stock for $89.6 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2007	2006	2007	2006
		(Amounts in millions)
Non-Core gains and (charges) included in Consolidated Operating Costs:
Restructuring charges related to our Financial Flexibility Programs	$(1.1)	$(14.2)	$(20.8)	$(24.2)
Settlement of International payroll tax matter related to a divested entity	$—	$—	$(0.8)	$—
Non-Core gains and (charges) included in Other Income (Expense)-Net:
Effect of the adoption of FIN 48 on Legacy Tax Matters	$0.4	$—	$1.3	$—
Gain on Huaxia D&B China Joint Venture	$—	$—	$5.8	$—
Gain on sale of an investment in Australia	$—	$—	$0.8	$—
Non-Core gains and (charges) included in Provision for Income Taxes:

Tax Reserve True-up for the Settlement of 1997-2002 tax years, primarily related to the “Amortization of Royalty Expense/Deductions/Royalty Income 1997-2007” transaction	$—	$—	$31.2	$—
Charge/Increase in Legacy Tax Reserve for “Royalty Expense Deductions 1993-1997”	$—	$—	$—	$(0.8)
Gain on sale of an investment in Australia	$—	$—	$(0.3)	$—
Restructuring charges related to our Financial Flexibility Programs	$0.4	$4.8	$7.8	$8.4
Effect of the adoption of FIN 48 on Legacy Tax Matters	$(0.4)	$—	$(1.3)	$—
Settlement of International payroll tax matter related to a divested entity	$—	$—	$0.2	$—
Gain on Huaxia D&B China Joint Venture	$—	$—	$(2.9)	$—
Impact of revaluing the net deferred tax assets in the UK as a result of a UK tax law change, enacted in Q3 2007, which reduces the general UK tax rate from 30% to 28%	$(2.5)	$—	$(2.5)	$—

Segment Results

Our results are reported under the following two segments: U.S. and International. The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

United States

The U.S. is our largest segment representing 75% of our core revenue for the three month and nine month periods ended September 30, 2007, as compared to 76% of our core revenue for the three month and nine month periods ended September 30, 2006.

The following table presents our U.S. core revenue by customer solution set and U.S. operating income for the three month and nine month periods ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
		(Amounts in millions)
Revenue:
Risk Management Solutions	$174.3	$165.3	$533.6	$511.1
Sales & Marketing Solutions	79.9	73.3	249.5	230.6
E-Business Solutions	25.4	20.6	72.9	60.4
Supply Management Solutions	12.3	12.0	30.0	26.3

Core Revenue	$291.9	$271.2	$886.0	$828.4

Operating Income	$102.8	$94.0	$307.9	$285.5

U.S. Overview

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

U.S. core revenue increased $20.7 million, or 8%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $20.7 million increase in core revenue for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, reflects:

Risk Management Solutions

•	A $9.0 million, or 5%, increase in Risk Management Solutions.

For the three months ended September 30, 2007, Traditional Risk Management Solutions, which accounted for 79% of total U.S. Risk Management Solutions, increased 7%. The primary drivers of this growth were:

•

Continued growth of our Preferred Pricing Agreement with DNBi subscription plans from existing customers who are willing to increase the level of business they do with us, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, within pre-defined ranges, provided such customers commit to an increased level of spend from their historical levels;

partially offset by:

•	A decrease in purchases of our older legacy solutions primarily due to our customers shifting to our subscription plan solutions.

For the three months ended September 30, 2007, Value-Added Risk Management Solutions, which accounted for 21% of total U.S. Risk Management Solutions, remained flat. Value-Added Risk Management Solutions experienced growth in our project-oriented business offset by a shift in product mix to our Preferred Pricing Agreement with DNBi subscription plans (as noted above).

We believe that we will continue to experience a greater percentage of sales on new solutions where revenue will be recognized in subsequent quarters. As a result, we believe that quarterly revenue will continue to be positively impacted by the recognition of deferred revenue from prior quarter sales, offset by the deferral of revenue from current sales into subsequent periods.

Sales & Marketing Solutions

•	A $6.6 million, or 9%, increase in Sales & Marketing Solutions.

For the three months ended September 30, 2007, Traditional Sales & Marketing Solutions, which accounted for 45% of total U.S. Sales & Marketing Solutions, decreased 2%. The decrease was primarily driven by lower purchase commitments, partially offset by two points of revenue growth associated with our acquisition of the Education Division of Automation Research, Inc. D/B/A MKTG Services (“MKTG Services”).

For the three months ended September 30, 2007, Value-Added Sales & Marketing Solutions, which accounted for 55% of total U.S. Sales & Marketing Solutions, increased 20%. The increase was primarily driven by higher purchases from our existing customers resulting from our global business marketing information database powered by Acxiom’s grid computing platform.

E-Business Solutions

•

A $4.8 million, or 23%, increase in E-Business Solutions, primarily representing the results of Hoover’s. The increase was driven by continued growth in subscription revenue at Hoover’s and eight percentage points of growth associated with the acquisition of First Research.

Supply Management Solutions

•	A $0.3 million, or 2%, increase in Supply Management Solutions, on a small base.

U.S. Operating Income

U.S. operating income for the three months ended September 30, 2007 was $102.8 million, compared to $94.0 million for the three months ended September 30, 2006, an increase of $8.8 million, or 10%. The increase in operating income was primarily attributed to an increase in U.S. revenue for the three months ended September 30, 2007, partially offset by increased costs associated with investments to enhance our strategic capabilities and the impact from our recent acquisition of First Research.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

U.S. core revenue increased $57.6 million, or 7%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $57.6 million increase in core revenue for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, reflects:

Risk Management Solutions

•	A $22.5 million, or 4%, increase in Risk Management Solutions.

For the nine months ended September 30, 2007, Traditional Risk Management Solutions, which accounted for 78% of total U.S. Risk Management Solutions, increased 5%. The primary drivers of this growth were:

•

Continued growth of our Preferred Pricing Agreement with DNBi subscription plans from existing customers who are willing to increase the level of business they do with us, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, within pre-defined ranges, provided such customers commit to an increased level of spend from their historical levels;

partially offset by:

•	A decrease in purchases of our older legacy solutions primarily due to our customers shifting to our subscription plan solutions; and

•	The expiration in April 2006 of our five-year licensing arrangement with Receivable Management Services, Inc.

For the nine months ended September 30, 2007, Value-Added Risk Management Solutions, which accounted for 22% of total U.S. Risk Management Solutions, increased 1%. The primary drivers of this growth were:

•	Higher purchases from our existing customers;

partially offset by:

•	A shift in product mix to our to our Preferred Pricing Agreement with DNBi subscription plans (as noted above); and

•	A decline in revenue as a result of the expiration in April 2006 of a five-year outsourcing arrangement entered into in connection with the five-year licensing arrangement referenced above.

We believe that we will continue to experience a greater percentage of sales on new solutions where revenue will be recognized in subsequent quarters. As a result, we believe that quarterly revenue will continue to be positively impacted by the recognition of deferred revenue from prior quarter sales, offset by the deferral of revenue from current sales into subsequent periods.

Sales & Marketing Solutions

•	An $18.9 million, or 8%, increase in Sales & Marketing Solutions.

For the nine months ended September 30, 2007, Traditional Sales & Marketing Solutions, which accounted for 43% of total U.S. Sales & Marketing Solutions, increased 1%. The increase was primarily driven by revenue associated with our acquisition of MKTG Services.

For the nine months ended September 30, 2007, Value-Added Sales & Marketing Solutions, which accounted for 57% of total U.S. Sales & Marketing Solutions, increased 14%. The increase was primarily driven by higher purchases from our existing customers from our global business marketing information database powered by Acxiom’s grid computing platform.

E-Business Solutions

•

A $12.5 million, or 21%, increase in E-Business Solutions, primarily representing the results of Hoover’s. The increase was driven by continued growth in subscription revenue at Hoover’s and five percentage points of growth associated with our acquisition of First Research.

Supply Management Solutions

•	A $3.7 million, or 14%, increase in Supply Management Solutions, on a small base. The acquisition of Open Ratings contributed four percentage points of growth.

U.S. Operating Income

U.S. operating income for the nine months ended September 30, 2007 was $307.9 million, compared to $285.5 million for the nine months ended September 30, 2006, an increase of $22.4 million, or 8%. The increase in operating income was primarily attributed to an increase in U.S. revenue for the nine months ended September 30, 2007, partially offset by increased costs associated with investments to enhance our strategic capabilities and the impact from our recent acquisition of First Research.

International

International represented 25% of our core revenue for each of the three month and nine month periods ended September 30, 2007, as compared to 24% of our core revenue for the three month and nine month periods ended September 30, 2006.

The following table presents our International core revenue by customer solution set and International operating income for the three month and nine month periods ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
		(Amounts in millions)
Revenue:
Risk Management Solutions	$81.3	$74.5	$239.4	$221.5
Sales & Marketing Solutions	13.7	11.0	45.6	37.0
E-Business Solutions	1.8	1.4	5.3	3.7
Supply Management Solutions	1.2	1.1	2.7	3.2

Core Revenue	$98.0	$88.0	$293.0	$265.4

Operating Income	$17.7	$16.3	$53.4	$48.7

International Overview

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

International core revenue increased $10.0 million, or 11% (5% increase before the effect of foreign exchange), for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.

The establishment of our Huaxia D&B China Joint Venture and the acquisition of substantially all of the assets of n2 Check Limited (“n2 Check”) in the UK contributed three percentage points of growth for the three months ended September 30, 2007. In addition, the increase is primarily a result of:

•	The positive impact of foreign exchange;

•	Increased revenue from higher levels of project-oriented business; and

•	Increased revenue from sales to members of our D&B Worldwide Network;

partially offset by:

•	Decreased usage in the UK market, primarily as a result of lower product usage from a key global customer.

International Customer Solution Sets

On a customer solution set basis, the $10.0 million increase in International core revenue for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $6.8 million, or 9% (3% increase before the effect of foreign exchange), reflecting:

For the three months ended September 30, 2007, Traditional Risk Management Solutions, which accounted for 84% of International Risk Management Solutions, increased 3% (3% decrease before the effect of foreign exchange). The increase in Traditional Risk Management solutions is primarily due to the positive impact of foreign exchange offset by decreased usage in the UK market, primarily as a result of lower product usage from a key global customer. The establishment of our Huaxia D&B China Joint Venture and the acquisition of substantially all of the assets of n2 Check in the UK contributed three percentage points of growth for the three months ended September 30, 2007.

For the three months ended September 30, 2007, Value-Added Risk Management Solutions, which accounted for 16% of International Risk Management Solutions, increased 63% (52% increase before the effect of foreign exchange) primarily due to higher project-oriented business in our UK and Benelux markets and royalty arrangements with members of our D&B Worldwide Network.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $2.7 million, or 23% (16% increase before the effect of foreign exchange), reflecting:

For the three months ended September 30, 2007, Traditional Sales & Marketing Solutions, which accounted for 61% of International Sales & Marketing Solutions, increased 8% (1% increase before the effect of foreign exchange). This was primarily attributed to the positive impact of foreign exchange. The establishment of our Huaxia D&B China Joint Venture contributed seven percentage points of growth for the three months ended September 30, 2007.

For the three months ended September 30, 2007, Value-Added Sales & Marketing Solutions, which accounted for 39% of International Sales & Marketing Solutions, increased 56% (48% increase before the effect of foreign exchange) due primarily to a higher level of project-oriented business in most of our International markets.

E-Business Solutions

•	An increase in E-Business Solutions of $0.4 million, or 27% (18% increase before the effect of foreign exchange), on a small base.

Supply Management Solutions

•	An increase in Supply Management Solutions of $0.1 million, or 15% (7% increase before the effect of foreign exchange), on a small base.

Operating Income

International operating income for the three months ended September 30, 2007 was $17.7 million, compared to $16.3 million for the three months ended September 30, 2006, an increase of $1.4 million, or 9%, primarily due to:

•	Lower costs of data purchases primarily within our Italian real estate data business. This decline is a result of certain tax legislation enacted in 2006;

•	An increase in core revenue;

•	Lower costs as a result of our reengineering efforts; and

•	The positive impact of foreign exchange;

partially offset by:

•	Increased technology costs associated with our D&B Worldwide Network; and

•	Increased selling expenses related to increased revenue and costs associated with our Huaxia D&B China Joint Venture and the acquisition of substantially all of the assets of n2 Check in the UK.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

International core revenue increased $27.6 million, or 10% (3% increase before the effect of foreign exchange), for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

The establishment of our Huaxia D&B China Joint Venture and the acquisition of substantially all of the assets of n2 Check in the UK contributed two percentage points of growth for the nine months ended September 30, 2007. In addition, the increase is primarily a result of:

•	The positive impact of foreign exchange;

•	Increased revenue from higher levels of project-oriented business in our Benelux, Italian and International Partnership markets;

•	The positive impact of the recognition of deferred revenue from prior quarter sales; and

•	Increased revenue from our D&B Worldwide Network attributable to royalty payments, fulfillment services and product usage;

partially offset by:

•	Decreased usage in the UK market, primarily as a result of lower product usage from a key global customer; and

•	A decline in product usage in our Italian real estate data business due to certain legislative changes which impacted our monitoring business.

International Customer Solution Sets

On a customer solution set basis, the $27.6 million increase in International core revenue for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006 reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $17.9 million, or 8% (1% increase before the effect of foreign exchange), reflecting:

For the nine months ended September 30, 2007, Traditional Risk Management Solutions, which accounted for 86% of International Risk Management Solutions, increased 4% (4% decrease before the effect of foreign exchange). The increase in Traditional Risk Management Solutions is primarily due to the positive impact of foreign exchange. Overall, Traditional Risk Management solutions experienced:

•	Decreased usage in the UK market, primarily as a result of lower product usage from a key global customer; and

•	A decline in product usage in our Italian real estate data business due to certain legislative changes which impacted our monitoring business;

partially offset by:

•	Increased revenue from members of our D&B Worldwide Network attributable to royalty payments, fulfillment services and product usage.

The establishment of our Huaxia D&B China Joint Venture and the acquisition of substantially all of the assets of n2 Check in the UK contributed two percentage points of growth for the nine months ended September 30, 2007.

For the nine months ended September 30, 2007, Value-Added Risk Management Solutions, which accounted for 14% of International Risk Management Solutions, increased 46% (37% increase before the effect of foreign exchange) driven mainly by higher-value project-oriented business in our UK and our Benelux markets.

Sales & Marketing Solutions

•	Sales & Marketing Solutions increased $8.6 million, or 23% (16% increase before the effect of foreign exchange), reflecting:

For the nine months ended September 30, 2007, Traditional Sales & Marketing Solutions, which accounted for 55% of International Sales & Marketing Solutions, increased approximately 21% (12% increase before the effect of foreign exchange). The increase was primarily attributed to:

•	The positive impact of foreign exchange; and

•	Increased revenue from higher levels of project-oriented business in our Asia Pacific markets.

The establishment of our Huaxia D&B China Joint Venture contributed five percentage points of growth for the nine months ended September 30, 2007.

For the nine months ended September 30, 2007, Value-Added Sales & Marketing Solutions, which accounted for 45% of International Sales & Marketing Solutions, increased approximately 26% (21% increase before the effect of foreign exchange) due primarily to higher levels of project-oriented business in most International markets.

E-Business Solutions

•	An increase in E-Business Solutions of $1.6 million, or 41% (31% increase before the effect of foreign exchange), on a small base.

Supply Management Solutions

•	A decrease in Supply Management Solutions of $0.5 million, or 12% (19% decrease before the effect of foreign exchange), on a small base.

Operating Income

International operating income for the nine months ended September 30, 2007 was $53.4 million, compared to $48.7 million for the nine months ended September 30, 2006, an increase of $4.7 million, or 10%, primarily due to:

•	Lower costs of data purchases primarily within our Italian real estate data business due to certain tax legislation enacted in 2006;

•	Lower costs as a result of our reengineering efforts;

•	An increase in core revenue; and

•	The positive impact of foreign exchange;

partially offset by:

•	Increased selling expenses related to increased revenue and costs associated with our Huaxia D&B China Joint Venture and the acquisition of substantially all of the assets of n2 Check in the UK; and

•	Increased technology costs associated with our D&B Worldwide Network.

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

Liquidity and Financial Position

In connection with our commitment to delivering Total Shareholder Return, we will remain disciplined in the use of our shareholders’ cash, maintaining three key priorities for the use of this cash:

•	First, making ongoing investments in the business to drive organic growth;

•	Second, continuing to look at acquisitions that we believe ultimately will be value-accretive to enhance our capabilities and accelerate our growth; and

•	Third, continuing to return cash to shareholders.

We believe that cash provided by operating activities, supplemented as needed with readily available financing arrangements, is sufficient to meet our short-term needs, including the cash cost of restructuring charges, transition costs, contractual obligations and contingencies (see Note 7 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued commitment to Total Shareholder Return. For example, at September 30, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007, and entered into a new $500 million, five-year credit facility. Borrowings under the new facility will be available at prevailing short-term interest rates. On April 19, 2007, we borrowed $182.7 million under our new five-year credit agreement and utilized such proceeds to pay down the amounts outstanding under our then existing $300 million credit facility immediately prior to termination. See Note 4 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q. We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. Such borrowings would be supported by our credit facility, when needed.

Cash Provided by Operating Activities

Net cash provided by operating activities was $309.3 million and $235.1 million for the nine months ended September 30, 2007 and 2006, respectively. The $74.2 million increase was primarily driven by:

•	Higher net income;

•	Timing of payments of accounts payable and accrued liabilities (e.g., commission and benefits, etc.) compared to the prior period; and

•

A decline in our Other Long-Term Assets primarily due to a deposit made to the IRS in 2006 to stop the accrual of statutory interest on potential tax deficiencies related to the legacy tax matters discussed in Note 7—Contingencies (Tax Matters) to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q;

partially offset by:

•	An increase in restructuring payments associated with our Financial Flexibility Program compared to the prior period.

Cash Used in Investing Activities

Net cash used in investing activities was $93.2 million for the nine months ended September 30, 2007, as compared to net cash provided by investing activities of $58.3 million for the nine months ended September 30, 2006. The $151.5 million decrease primarily reflects the following activities:

•	A decrease in net redemptions of marketable securities of $109.4 million. We did not have any investments or redemptions of marketable securities for the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, we completed the following acquisitions, investments and dispositions:

•

We acquired First Research for $22.2 million with borrowings under our credit facility, inclusive of a working capital adjustment of $0.2 million and payments of $0.2 million related to deal costs. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q for further information;

•

In connection with the formation of our Huaxia D&B China joint venture in which D&B is the majority shareholder, we made a net payment of $1.0 million for a controlling premium, inclusive of cash acquired of $0.1 million, as well as a payment of $5.0 million for a guarantee arrangement to a related party who is a major shareholder of Huaxia International Credit Consulting Co. Limited. We also made payments of $2.0 million related to deal costs. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q;

•

We acquired substantially all of the assets of n2 Check for approximately $4.3 million. We also made payments of $0.3 million of deal costs. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q for further information;

•	We acquired substantially all the assets and assumed certain liabilities related to MKTG Services for $3.5 million, inclusive of a working capital adjustment of $0.5 million;

•	We spent $2.5 million for other investments during the nine months ended September 30, 2007; and

•	We sold an investment in Australia for $0.8 million.

During the nine months ended September 30, 2006, we acquired Open Ratings for $8.4 million with cash on hand, inclusive of cash acquired of $0.4 million. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q for further information.

Capital expenditures and additions to computer software and other intangibles increased $12.2 million for the nine months ended September 30, 2007 as compared to September 30, 2006. This was primarily driven by increased investments, such as DNBi, DUNSRight quality process and Acxiom, in our U.S. segment and our capital investments, primarily for enhancements in the D&B Worldwide Network, in our International segment.

Cash Used in Financing Activities

Net cash used in financing activities was $197.9 million and $368.3 million for the nine months ended September 30, 2007 and 2006, respectively. As set forth below, this $170.4 million change relates primarily to share repurchases, spin-off obligations, payments of dividends and contractual obligations.

Share Repurchases

During the nine months ended September 30, 2007, we repurchased 3.1 million shares of common stock for $289.6 million. The share repurchases are comprised of the following programs:

•

In August 2006, our Board of Directors approved a $200 million, one-year share repurchase program which began in October 2006. We repurchased 1.4 million shares of common stock for $125.0 under this program during the nine months ended September 30, 2007. This program was completed in July 2007.

•

In May 2007, our Board of Directors approved a new $200 million, one-year share repurchase program, which began in July 2007 upon the completion of the then existing $200 million program. We repurchased 0.8 million shares of common stock for $75.0 million under the new $200 million repurchase program during the nine months ended September 30, 2007. We anticipate that the new $200 million program will be completed within twelve months of its initiation.

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 0.9 million shares of common stock for $89.6 million under this program during the nine months ended September 30, 2007. This program expires in August 2010.

During the nine months ended September 30, 2006, we repurchased 7.0 million shares of common stock for $511.6 million. The share repurchases are comprised of the following programs:

•

In February 2005, our Board of Directors approved an additional $100 million to our then existing $400 million, two-year share repurchase program announced in February 2004. We repurchased 4.1 million shares of common stock for $300.0 million under this program during the nine months ended September 30, 2006. This program was completed in September 2006.

•

In July 2003, our Board of Directors approved a three-year, six million share repurchase program to mitigate dilution under our stock incentive plans and ESPP. This program was completed in August 2006. We repurchased 2.7 million shares of common stock for $199.7 million under this program during the nine months ended September 30, 2006.

•

In addition, during the nine months ended September 30, 2006 we repurchased 0.2 million shares of common stock for $11.9 million under our Board of Directors approved four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP.

See Note 5 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q for further information.

Spin-off Obligations

As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and D&B entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). During the nine months ended September 30, 2007, we did not make a payment to Moody’s/D&B2 under the TAA.

We made a payment of $20.9 million to Moody’s/D&B2 during the nine months ended September 30, 2006 under the TAA which was fully accrued as of December 31, 2005. See “Future Liquidity—Sources and Uses of Funds—Spin-Off Obligation” for further details.

Dividends

The total amount of dividends paid during the nine months ended September 30, 2007 was $44.1 million. We did not pay any dividends on our common stock during the nine months ended September 30, 2006.

Contractual Obligations

Debt

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011, bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes bearing interest at a fixed annual rate of 6.625%, payable semi-annually, which matured in March 2006. We did not issue any debt during the nine months ended September 30, 2007.

Credit Facility

At December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007 and entered into a new $500 million, five-year credit facility. On April 19, 2007, we borrowed $182.7 million under our new $500 million credit facility and utilized such proceeds to pay down the amounts outstanding under our then existing $300 million credit facility immediately prior to termination. The new $500 million credit facility will provide us the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. At September 30, 2007, we had $246.7 million of borrowings outstanding under the new $500 million credit facility. At September 30, 2006, we had $101.0 million of borrowings outstanding under the $300 million credit facility.

Future Liquidity—Sources and Uses of Funds

Share Repurchases and Dividends

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, our Board of Directors approved in August 2006, a new four-year, five million share repurchase program. During the nine months ended September 30, 2007, we repurchased 0.9 million shares of common stock for $89.6 million under this program with 3.0 million shares remaining to be repurchased.

In May 2007, our Board of Directors approved a new $200 million, one-year share repurchase program which commenced in July 2007. During the nine months ended September 30, 2007, we repurchased 0.8 million for $75.0 million under this new program with $125.0 million remaining to be purchased.

In November 2007, our Board of Directors approved the declaration of a dividend of $0.25 per share for the fourth quarter of 2007. This cash dividend will be payable on December 14, 2007, to shareholders of record at the close of business on November 30, 2007.

Spin-off Obligation

As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s/D&B2 and D&B entered into the TAA. Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual who exercised the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that under the circumstances applicable to us the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options). We have filed tax returns for 2001 through 2006, and made estimated tax deposits for 2007, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating for tax years 2002 to 2007 of approximately $33.9 million in the aggregate for such years. This potential reimbursement would be accounted for as a reduction to shareholders’ equity. During the nine months ended September 30, 2007, we did not make a payment to Moody’s/D&B2. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of September 30, 2007, current and former employees of D&B held 0.8 million Moody’s stock options. These stock options had a weighted average exercise price of $11.47 and a remaining, weighted average contractual life of one and a half years. All of these stock options are currently exercisable.

Potential Payments in Tax and Legal Matters

We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Note 7 to our unaudited consolidated financial statements included in Part I. Item 1. of this Quarterly Report on Form 10-Q, and which is incorporated by reference into Part II. of this Quarterly Report on Form 10-Q. We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in these matters.

Initiatives to Drive Long-Term Growth

The following initiatives, which directly support our long-term growth strategy, have closed or are expected to close in the fourth quarter of 2007.

Risk Management: Japanese Joint Venture Agreement

We have signed an agreement which expands our risk management business in Japan. We established a new joint venture with our existing Japanese partner, Tokyo Shoko Research (“TSR”). We will be the majority shareholder in the joint venture, which will trade under the name Dun & Bradstreet TSR Ltd. This new joint venture will allow us to expand upon our existing business in Japan by extending the depth of our risk management offerings to large business customers and global multinationals. The joint venture will begin business operations in fiscal 2008, subject to the completion of customary closing requirements.

Commercial Data Integration: Acquisition of Purisma

We acquired Purisma, Incorporated (“Purisma”), a provider of commercial data integration (“CDI”) software solutions for $48 million, which we funded through our existing credit facility. This acquisition will provide software capabilities that will enable us to further penetrate the fast-growing CDI marketplace. Purisma provides a strong strategic fit with D&B as its data hub and CDI software appliance are built to leverage our database, simplifying the integration of our data with our customers’ internal systems, further embedding our solutions behind our customer’s firewall.

FIN 48

We adopted FIN 48 as of January 1, 2007. As a result, in addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2006, we have a total amount of unrecognized tax benefits of $125.5 million as of September 30, 2007. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $100.2 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of September 30, 2007, no material change had occurred in our market risks, compared with the disclosure in the Annual Report on Form 10-K for the year ended December 31, 2006 included in Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended September 30, 2007, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended September 30, 2007, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(Amounts in millions, except per share data)
July 1-31, 2007	0.2	$104.28	0.2	—	$—
August 1-31, 2007	0.7	$93.91	0.7	—	—
September 1-30, 2007	0.2	$98.00	0.2	—	—

	1.1	$96.38	1.1	3.0	$125.0

(a)	During the three months ended September 30, 2007, we repurchased 0.2 million shares of common stock for $24.9 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in August 2006 and expires in August 2010. The maximum number of shares authorized for repurchase under this program is 5.0 million shares, of which 2.0 million shares have been repurchased as of September 30, 2007.

(b)	During the three months ended September 30, 2007, we repurchased 0.1 million shares of common stock for $9.2 million related to a previously announced $200 million, one-year share repurchase program approved by our Board of Directors in August 2006. This program was completed in July 2007.

In addition, during the three months ended September 30, 2007, we repurchased 0.8 million shares of common stock for $75.0 million related to a previously announced $200 million, one-year repurchase program approved by our Board of Directors in May 2007. We anticipate that this $200 million program will be completed within twelve months of its initiation.

Item 5. Other Information

We have amended our Career Transition Plan (the “CTP”), to be effective January 1, 2008. The CTP is the plan we utilize to provide severance benefits to our U.S. based team members. We believe that the CTP, as amended, is closer to current prevailing market practices with respect to the payment of severance benefits. The Transition Plan, as amended and restated effective January 1, 2008 is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

+Exhibit 10.1	—	The Dun & Bradstreet Career Transition Plan, as amended and restated effective January 1, 2008.

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ Anastasios G. Konidaris
Anastasios G. Konidaris
Senior Vice President and Chief Financial Officer

Date: November 6, 2007

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer

Date: November 6, 2007