Form 10-K
period 2007-12-31
DUN & BRADSTREET CORP/NW
filed 2008-02-25
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of all shares of Common Stock of The Dun & Bradstreet Corporation outstanding and held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 29, 2007) was approximately $6.027 billion.

As of January 31, 2008, 56,632,402 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on May 6, 2008, are incorporated into Part III of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the registrant. Such exclusions will not be deemed to be an admission that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

PART I

Item 1. Business

Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our” or the “Company”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for over 166 years. Our global commercial database contains more than 125 million business records. The database is enhanced by our proprietary DUNSRight® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

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

Our Aspiration and Our Strategy

In October 2000, we launched a business strategy called the “Blueprint for Growth.” This strategy has been successful in driving our performance over the past seven years.

In September 2006, we updated our Blueprint for Growth strategy and articulated our strategic choices for the future. Our updated strategy reflects that D&B is a company that has been and remains committed to delivering Total Shareholder Return (“TSR”). To achieve this objective, we remain focused on three key drivers of TSR, which include: delivering profitable revenue growth; maintaining a disciplined approach to deploying our free cash flow; and delivering consistent performance over time. These have been the central drivers of our success and they will remain the key areas of focus for us going forward.

To deliver profitable revenue growth, we have made a fundamental strategic choice to remain focused on the commercial marketplace, and to continue being the world’s largest and best provider of insight about businesses. This is reflected in our aspiration, which is “To be the most trusted source of commercial insight so our customers can decide with confidence.”

Within the commercial insight market, we have identified three strategic stakes to increase growth for the future. We continue to execute against these stakes, which include:

•

Growing our global Risk Management Solutions, which is our largest solution set, by strengthening our data capabilities and by playing a larger role in delivering predictive analytics and platforms to our customers;

•	Growing our Sales and Marketing Solutions globally by focusing on the higher growth space of commercial data integration; and

•

Growing our Internet Solutions (“E-Business”) by continuing to invest in Hoover’s, Inc. (“Hoover’s”) —our online database solution that provides information on public and private companies, their executives and industries—while also investing in new platforms that will leverage and complement our Hoover’s offering.

In executing against these strategic stakes, we are focused on growing our Risk Management Solutions, Sales and Marketing Solutions and E-Business Solutions both organically—by investing in areas such as data and technology—and by pursuing strategic acquisitions. We do not believe that our Supply Management Solutions business will be a growth priority for us going forward.

Our Blueprint for Growth strategy relies on four core competitive advantages that support our commitment to driving TSR and our aspiration to be the most trusted source of commercial insight so our customers can decide with confidence. These core competitive advantages include our:

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

Financial Flexibility

Financial Flexibility is an ongoing process that reallocates our spending from low-growth or low-value activities to activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. As part of this process, we view almost every dollar that we spend as flexible. What this means is that we view little of our costs as fixed—we make a conscious decision about every investment we make. By approaching our cost base in this way, we are able to continually and systematically identify ways to improve our performance in terms of quality and cost. In executing our Financial Flexibility process we seek to eliminate, standardize, consolidate and automate our business functions. In addition, we evaluate the possibility that we can achieve improved quality and greater efficiencies through outsourcing.

Winning Culture

Our culture is focused on developing strong leaders, because we believe that great leadership drives great results, improves customer satisfaction and helps increase TSR. To build such leadership, we have developed and deployed a consistent, principles-based leadership model throughout our Company.

Our quarterly leadership development process ensures that team member performance goals and financial rewards are linked to our Blueprint for Growth strategy. In addition, we link a component of the compensation of each of our senior leaders to our overall financial results. Our leadership development process also enables team members, which include our management and employees, to receive ongoing feedback on their performance goals and on their leadership. All team members are expected to have personal leadership action plans that are focused on their own personal development, building on their leadership strengths and working on their areas of development.

We have a talent assessment process that provides a framework to assess and improve skill levels and performance across the organization and which acts as a tool to aid talent development and succession planning. We also administer an employee engagement survey that enables team members worldwide to provide feedback on areas that will improve their performance, drive customer satisfaction and evolve our winning culture.

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

The process works as follows:

•	Global Data Collection brings together data from a variety of sources worldwide;

•	We integrate the data into our database through our patented Entity Matching, which produces a single, more accurate picture of each business;

•	We apply the D-U-N-S® Number as a unique means of identifying and tracking a business globally throughout every step in the life and activity of the business;

•	We use Corporate Linkage to enable our customers to view their total risk or opportunity across related businesses; and

•	Finally, our Predictive Indicators use statistical analysis to rate a business’ past performance and to predict how a business is likely to perform in the future.

Segments

We currently manage and report our business globally through two segments:

•	United States (“U.S.”); and

•	International (which consists of our operations in Europe, Canada, Asia Pacific and Latin America).

On January 1, 2005, we began managing our operations in Canada as part of our International segment and we have reclassified our historical financial results set forth in Item 8. of this Annual Report on Form 10-K to reflect this change. Prior to January 1, 2005, we reported the results of our Canadian operations together with our U.S. operations.

On December 27, 2007, we sold our Italian real estate business which was a part of our International segment and we have reclassified the historical financial results of the Italian real estate business as discontinued operations as set forth in this Annual Report on Form 10-K to reflect this reclassification. The financial statements for our subsidiaries outside the U.S. and Canada reflect a fiscal year ended November 30, in order to facilitate timely reporting of our consolidated financial results and financial position. Accordingly, the related assets and liabilities of our Italian real estate business have been classified as held for sale in the balance sheet and we will record the resulting gain from the sale in the first quarter of 2008.

U.S . Our U.S. segment accounted for 78%, 79% and 79% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

International. We conduct business internationally through our wholly-owned subsidiaries, independent correspondents, strategic relationships through our D&B Worldwide Network® and through joint ventures and minority equity investments. The International segment, which primarily represents revenue generated through our subsidiaries, accounted for 22%, 21% and 21% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Since the launch of the Blueprint for Growth strategy, we have entered into strategic relationships with strong local players throughout the world who have become part of our D&B Worldwide Network. Our D&B Worldwide Network enables our customers globally to make business decisions with confidence, because we incorporate data from the members of the D&B Worldwide Network that has been put through the DUNSRight Quality Process into our database and utilize it in our customer solutions. Our customers, therefore, have access to a more powerful database and global solution sets they can rely on to make their risk management, sales and marketing and supply management business decisions.

In addition, we have from time-to-time, acquired complementary businesses, products and technologies. For example:

•	In 2005, we acquired LiveCapital, Inc.;

•	In 2006, we acquired Open Ratings, Inc.;

•

In 2007, we acquired First Research, Inc., Purisma Incorporated, AllBusiness.com, Inc. and substantially all of the assets of n2Check Limited and substantially all of the assets and certain liabilities of the Education Division of Automation Research, Inc., d/b/a MKTG Services; and

•	In 2007, we established joint ventures in China with Huaxia International Credit Consulting Co. Ltd. and in Japan with Tokyo Shoko Research.

Segment data and other information for the years ended December 31, 2007, 2006 and 2005 are included in Note 14 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Our Customer Solutions and Services

Risk Management Solutions

Risk Management Solutions is our largest customer solution set, accounting for 61%, 63% and 64% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Within this customer solution set we offer traditional and value-added solutions. Our traditional solutions, which consist of reports from our database used primarily for making decisions about new credit applications, constituted 78% of our Risk Management Solutions revenue and 48% of our total revenue for the year ended December 31, 2007. Our value-added solutions, which constituted 22% of our Risk Management Solutions revenue and 13% of our total revenue for the year ended December 31, 2007, generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of trends in this customer solutions set.

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

Our principal Risk Management Solutions are:

•

Our Business Information Report, or BIR, our Comprehensive Report, and our International Report, which provide overall profiles of a company, including, based on the report type, financial information, payment information, history of a business, ownership details, operational information and similar information;

•

DNBi®, our interactive, customizable Web application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis;

•	Our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit; and

•	Our decisioning scores, which help assess the credit risk of a business by assigning a rating or score.

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

Sales & Marketing Solutions

Sales & Marketing Solutions is our second-largest customer solution set accounting for 29%, 28% and 28% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Within this customer solution set we offer traditional and value-added solutions. Our traditional solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. These solutions constituted 42% of our Sales & Marketing Solutions revenue and 12% of our total revenue for the year ended December 31, 2007. Our value-added solutions generally include decision-making and customer information management solutions. These value-added solutions constituted 58% of Sales & Marketing Solutions revenue and 17% of our total revenue for the year ended December 31, 2007.

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

Our principal Sales & Marketing Solutions are:

•

Our solutions for Customer Data Integration, which are a suite of solutions that cleanse, identify and enrich customer information with our DUNSRight Quality Process. Our D&B Optimizer solution, for example, uses our DUNSRight Quality Process to transform customer prospects and files into up-to-date, accurate and actionable commercial insight, enabling a single customer view across multiple systems and touchpoints, such as marketing and billing databases and better enabling a customer to make sales and marketing decisions; and

•	Our Direct Marketing Lists, which benefit from our DUNSRight Quality Process to enable our customers to create an accurate and comprehensive marketing campaign.

E-Business Solutions

E-Business Solutions represents the results of our Hoover’s, Inc., including the First Research division of Hoover’s, and AllBusiness.com businesses. E-Business Solutions accounted for 7%, 6% and 5% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion on trends in this customer solutions set.

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

First Research is a leading Internet provider of editorial-based industry insight, specifically tailored toward sales professionals. Through this acquisition, D&B has been able to enhance its Hoover’s solutions with deeper industry-specific content, providing sales professionals with higher quality data and more comprehensive insight.

AllBusiness.com is an online media and e-commerce company that leverages its proprietary publishing platform and a broad range of content to help users run their small businesses. AllBusiness.com operates one of the leading business information sites on the Web. Its content helps professionals save time and money by addressing real-world business questions and presenting practical solutions.

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

Our principal E-Business Solutions are:

•

Our subscription solutions delivered online through Hoover’s Online (such as “Pro Premium,” “Pro Plus,” “Pro,” “Lite,” “Executive,” and our new First Research industry data solution) and via electronic data feeds;

•	Our advertising and e-marketing solutions provided through www.hoovers.com, www.AllBusiness.com and related Websites;

•	Licensing of Hoover’s proprietary content to third-party content providers; and

•	The Hoover’s Handbook series, a series of authoritative, printed reference materials.

Supply Management Solutions

Supply Management Solutions accounted for 3% our total revenue for each of the years ended December 31, 2007, 2006 and 2005, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion on trends in this customer solutions set.

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

•

Our Supplier reports, particularly our Supplier Qualifier Report™, which enables our customers to understand risk in their supply base by providing an in-depth business profile on an individual supplier and help customers understand the nature and performance of a supplier’s business;

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

Our Sales Force

We rely primarily on our sales force of approximately 1,900 team members worldwide to sell our customers solutions, of which approximately 1,300 were in our U.S. segment and 600 were in our International segment as of December 31, 2007. Our sales force includes relationship managers and solution specialists who sell to our higher-revenue customers, teams of telesales people who sell to our lower-revenue customers and a team that sells to resellers of our solutions and our data.

We deliver our solutions primarily through the Web and other electronic methods, including desktop and enterprise application software, as well as through third-party resellers and enterprise software vendors.

Our Customers

We believe that different size customers have different needs and require different skill sets to service them. Accordingly, we have adopted a go-to-market sales strategy that focuses on distinct groups categorized internally as large customers, middle market customers and small market customers. Our large customers are those having spend with us of $1.0 million or more, while our middle market customers are those having spend with us of between $20,000 and $1.0 million and our small market customers are those having spend with us of $20,000 or less. Our principal customers within these groups are banks and other credit and financial institutions, manufacturers, wholesalers, insurance companies and telecommunication companies, as well as sales, marketing and business development professionals. None of our customers accounted for more than 2% of our 2007 total revenue or of the revenue of our U.S. or International segments. Accordingly, neither we nor either of our segments is dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on our consolidated annual results of operations or the annual results of either of our segments.

Competition

We are subject to highly competitive conditions in all aspects of our business. A number of competitors are active in specific aspects of our business. However, we believe no competitor offers our complete line of solutions or can match our global data quality resulting from our DUNSRight Quality Process.

In the U.S., we are a market leader in our Risk Management Solutions business in terms of market share and revenue, including revenue from sales of third-party business credit information. We compete with our customers’ own internal business practices by continually developing more efficient alternatives to our customers’ risk management processes to capture more of their internal spend. We also directly compete with a broad range of companies, including consumer credit companies such as Equifax, Inc. and Experian Information Solutions, Inc. (“Experian”), which have traditionally offered primarily consumer information services, but now offer products that combine consumer information with business information as a tool to help customers make credit decisions with respect to small businesses.

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

In our E-Business Solutions, Hoover’s competition varies based on the size of the customer and the level of spending available for services such as Hoover’s Online. On the high end of product pricing, Hoover’s Pro, Hoover’s Pro Plus and Hoover’s Pro Premium products compete with other business information providers such as infoUSA. On the lower end of product pricing, our Hoover’s Lite solution mainly competes with advertising-supported Websites and other free or low-priced information sources, such as Yahoo! Finance and MarketWatch, Inc.

Outside the U.S., the competitive environment varies by country, and in some countries we are a market leader. For example, in Europe, our direct competition is primarily local, such as Cerved in Italy and Experian in the United Kingdom (“UK”). In addition, common links exist among some of these competitors through their membership in European information network alliances, such as BIGNet (Experian) and we believe that competitors may be pursuing the establishment of their own pan-European network through direct investment (e.g., Coface), which could ultimately be positioned by them as an alternative to our D&B Worldwide Network. However, we believe we offer superior solutions when compared to these networks because of our DUNSRight Quality Process. In addition, the Sales & Marketing Solutions landscape is both localized and fragmented throughout Europe, where numerous local players of varying size compete for business.

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

Employees

As of December 31, 2007, we employed approximately 4,900 team members worldwide, of which approximately 3,000 were in our U.S. segment and Corporate and approximately 1,900 were in our International segment. We believe that we have good relations with our employees. There are no unions in our U.S. segment. Workers Councils and Trade Unions represent a portion of our employees in the European and Latin American operations of our International segment.

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

We make available free of charge on or through our website (www.dnb.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish the material to, the SEC. The information on our website, on our Hoover’s website or on our related websites is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Organizational Background of Our Company

As used in this report, except where the context indicates otherwise, the terms “D&B,” “Company,” “we,” “us,” or “our” refer to The Dun & Bradstreet Corporation and our subsidiaries.

We were incorporated in 2000 in the State of Delaware. For more information on our history, including the various spin-offs leading to our formation and our becoming a public company in September 2000, see Note 13 in Item 8. of this Annual Report on Form 10-K.

Item 1A. Risk	Factors

Our business model is dependent upon third parties to provide data and certain operational services, the loss of which would materially impact our business and financial results.

We rely significantly on third parties to support our business model. For example:

•	We obtain much of the data that we use from third parties, including public record sources;

•

We utilize single source providers in certain countries that support the needs of our customers around the globe and rely on members of our D&B Worldwide Network to provide local data in countries in which we do not directly operate;

•	We have outsourced various functions, such as our technology help desk and network management functions in the U.S. and the UK; and

•	We have also outsourced certain portions of our data acquisition and delivery and customer service processes.

If one or more data providers were to withdraw their data, cease making it available, substantially increase the cost of their data, or not adhere to our data quality standards, our ability to provide solutions and services to our customers could be materially adversely impacted, which could materially impact our business and financial results. Similarly, if one of our outsource providers, including third parties with whom we have strategic relationships, were to experience financial or operational difficulties, their services to us would suffer or they may no longer be able to provide services to us at all, materially impacting our business and financial results. In addition, we cannot be certain that we could replace our large third-party vendors in a timely manner or on terms commercially reasonable to us.

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

Weak economic conditions also can result in customers seeking to utilize free or lower-cost information that is available from alternative sources such as the Internet and European Commission sponsored projects like the European Business Register. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins and loss of market share.

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

Our ability to continue to compete effectively will be based upon a number of factors, including our ability to:

•	Communicate and demonstrate to our customers the value of our proprietary DUNSRight Quality Process and, as a result, improve customer satisfaction;

•	Maintain and develop proprietary information and services such as analytics (e.g., scoring), and sources of data not publicly available;

•	Demonstrate value through our decision-making tools and integration capabilities;

•	Leverage our brand perception and the value of our D&B Worldwide Network;

•	Continue to implement the Financial Flexibility component of our strategy and effectively reallocate our spending to activities that drive revenue growth;

•	Deliver reliable and high-quality business information through various media and distribution channels in formats tailored to customer requirements;

•	Adopt and maintain an effective information technology infrastructure to support product delivery as customer needs and preferences change and competitors offer more sophisticated products;

•	Attract and retain a high-performance workforce;

•	Enhance our existing services and introduce new services; and

•	Improve our International business model and data quality through the successful management in our International segment of the members of our D&B Worldwide Network.

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

Also, we have licensed, and we may license in the future, proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by the third parties to whom we grant non-exclusive licenses and by customers, they may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. In addition, it cannot be assured that these licensees and customers will take the same steps we have taken to prevent misappropriation of our data solutions or technologies.

Our brand and reputation are key assets and competitive advantages of our Company and our business may be affected by how we are perceived in the marketplace.

Our brand and its attributes are key assets of the Company. Our ability to attract and retain customers is highly dependent upon the external perceptions of our level of data quality, business practices and overall financial condition. Negative perceptions or publicity regarding these matters could damage our reputation with customers and the public, which could make it difficult for us to attract and maintain customers. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in higher regulatory or legislative scrutiny. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially impact our business and financial results.

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

Certain types of information we gather, compile and publish are subject to regulation by governmental authorities in certain markets in which we operate, particularly in our international markets. In addition, there is increasing awareness and concern among the general public regarding marketing and privacy matters, particularly as they relate to individual privacy interests and the ubiquity of the Internet. These concerns may result in new laws and regulations. In general, compliance with existing laws and regulations has not to date materially impacted our business and financial results. Nonetheless, future laws and regulations with respect to the collection, management and use of information, and adverse publicity or litigation concerning the commercial use of such information, could materially impact our business and financial results. This could result in legislative or regulatory limitations being imposed on our operations, increased compliance or litigation expense and/or loss of revenue.

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

We have established financial aspirations for the 2008 through 2010 time frame with respect to the financial performance that we believe would be achieved based upon our planned business strategy for the next several years. These financial aspirations can only be achieved if the assumptions underlying our business strategy are fully realized—some of which we cannot control (e.g., market growth rates, macroeconomic conditions and customer preferences). As part of our annual planning process we will review these assumptions and we intend to provide our financial guidance to shareholders on an annual basis.

We may be unable to adapt successfully to changes in our customers’ preferences for our solutions, which could adversely impact our revenues.

Our success depends in part on our ability to adapt our solutions to our customers’ preferences. Advances in information technology and uncertain or changing economic conditions are changing the way our customers use and purchase business information. As a result, our customers are demanding both lower prices and more features from our solutions, such as decision-making tools like credit scores and electronic delivery formats. If we do not successfully adapt our solutions to our customers’ preferences, our business and financial results would be materially adversely impacted. Specifically, for our larger customers, our continued success will be dependent on our ability to satisfy more of their needs by providing solutions beyond data, such as enhanced analytics and assisting with their data integration efforts. For our smaller customers, our success will depend in part on our ability to simplify our solutions and pricing offerings, to enhance our marketing efforts to these customers and to improve our service to them.

To address customer needs for pricing certainty and increased access to our solutions, we provide subscription pricing plans through our Preferred Pricing Agreement and our Preferred Pricing Agreement with DNBi. These subscription pricing plans provide expanded access to our Risk Management Solutions in a way that provides more certainty over related costs to the customer, which, in turn, generally results in customers increasing their spend on our solutions. These plans have been an important driver of our growth in 2007, 2006 and 2005. Our success moving forward is dependent, in part, on the continued penetration of these offerings and the successful rollout of similar programs in various markets around the world. Similarly, our continued success is dependent on customers’ acceptance of our DNBi offering.

Acquisitions, joint ventures or similar strategic relationships may disrupt or otherwise have a negative impact on our business and financial results.

As part of our strategy, we may seek to acquire other complementary businesses, products and technologies or enter into joint ventures or similar strategic relationships. These transactions are subject to the following risks:

•	Acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;

•	We may not be able to integrate successfully the services, content, products and personnel of any such transaction into our operations;

•	We may not derive the revenue improvements, cost savings and other intended benefits of any such transaction; and

•

Risks, exposures and liabilities of acquired entities or other third parties with whom we undertake a transaction, that arise from such third parties’ activities prior to undertaking a transaction with us.

Our business performance might not be sufficient for us to meet the full year financial guidance that we provide publicly.

We provide full-year financial guidance to the public which is based upon our assumptions regarding our expected financial performance. This includes, for example, assumptions regarding our ability to grow revenue, to provide profitable operating income, to achieve desired tax rates and to generate cash. We believe that our financial guidance provides investors and analysts with a better understanding of our view of our near term financial performance. Such financial guidance may not always be accurate, however, due to our inability to meet the assumptions we make and the impact on our financial performance that could occur as a result of the various risks and uncertainties to our business as set forth in these risk factors and in our public filings with the SEC or otherwise. If we fail to meet the full-year financial guidance that we provide or if we find it necessary to revise such guidance as we conduct our operations throughout the year, the market value of our common stock could be materially adversely affected.

We have no direct management control over third-party members of the D&B Worldwide Network who conduct business under the D&B brand name in local markets.

The D&B Worldwide Network is comprised of both wholly owned subsidiaries and third-party members who conduct business under the D&B brand name in local markets. While third-party member participation in the D&B Worldwide Network is controlled by commercial services agreements and the use of our trademarks is controlled by license agreements, we have no direct management control over these members beyond the terms of the agreements. As a result, actions or inactions taken by these third-party members may have a material impact on our business and financial results. For example, one or more third-party members may:

•	Provide a product or service that does not adhere to our data quality standards;

•	Fail to comply with D&B brand and communications standards;

•	Engage in illegal or unethical business practices;

•	Elect not to support new or revised products and services or other strategic initiatives; or

•	Fail to execute other data or distribution contract requirements.

Such actions or inactions may have an impact on customer confidence in the D&B brand globally, which could materially adversely impact our business and financial results.

We may not be able to attract and retain qualified personnel, including members of our sales force, which could impact the quality of our performance and customer satisfaction.

Our success and financial results also depend on our continuing ability to attract, retain and motivate highly qualified personnel at all levels, including members of our sales force on whom we rely for the vast majority of our revenue, and to appropriately use the time and resources of such individuals. Competition for these individuals is intense, and we may not be able to retain our key personnel or key members of our sales teams, or attract, assimilate or retain other highly qualified individuals in the future. We have from time-to-time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees, including members of our sales force, with appropriate qualifications.

We may lose key business assets or suffer interruptions in product delivery, including loss of data center capacity or the interruption of telecommunications links, the Internet, or power sources which could significantly impede our ability to do business.

Our operations depend on our ability, as well as that of third-party service providers to whom we have outsourced several critical functions, to protect data centers and related technology against damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), natural disasters, or other disasters. The on-line services we provide are dependent on links to telecommunications providers. In addition, we generate a significant amount of our revenue through telesales centers and websites that we use in the acquisition of new customers, fulfillment of solutions and services and responding to customer inquiries. We may not have sufficient redundant operations or change management processes in connection with our introduction of new Web-based products or services to prevent a loss or failure in all of these areas in a timely manner. Any damage to our data centers, failure of our telecommunications links or inability to access these telesales centers or websites could cause interruptions in operations that adversely affect our ability to meet customers’ requirements and materially impact our business and financial results.

Our operations in the International segment are subject to various risks associated with operations in foreign countries, which could materially impact our business and financial results.

Our success depends in part on our various operations outside the United States. For the three years ended December 31, 2007, 2006 and 2005, our International segment accounted for 22%, 21% and 21% of total revenue. Our International business is subject to many challenges, the most significant being:

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

Our International strategy includes the leveraging of our D&B Worldwide Network to improve our data quality. We form and manage these strategic alliances to create a competitive advantage for us over the long term; however, these strategic relationships may not be successful or may be subject to ownership change.

The issue of data privacy is an increasingly important area of public policy in various International markets, and we operate in an evolving regulatory environment that could adversely impact aspects of our business or the business of third parties on whom we depend.

Our operating results could also be negatively affected by a variety of other factors affecting our foreign operations, many of which are beyond our control. These factors may include currency fluctuations, economic, political or regulatory conditions, competition from government agencies in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in International business activities generally include, among others:

•	Longer accounts receivable payment cycles;

•	The costs and difficulties of managing International operations and strategic alliances, including the D&B Worldwide Network; and

•	The need to comply with a broader array of regulatory and licensing requirements, the failure of which could result in fines, penalties or business suspensions.

We may be unable to reduce our expense base through our Financial Flexibility Program, and the related reinvestments from savings from this program may not produce the level of desired revenue growth which would materially impact our business and financial results.

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

If we fail to reduce our expense base, or if we do not achieve our desired level of revenue growth from new initiatives, our business and financial results would be materially impacted.

We are involved in tax and legal proceedings that could have a material adverse impact on us.

We are involved in tax and legal proceedings, claims and litigations that arise in the ordinary course of business. As discussed in greater detail under “Note 13. Contingencies” in “Notes to Consolidated Financial Statements” in Part II, Item 8. of this Annual Report on Form 10-K, certain of these matters could materially impact our business and financial results.

Item 1B. Unresolved	Staff Comments

Not applicable.

Item 2. Properties

Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey, in a 123,000-square-foot property that we lease. This property also serves as the executive offices of our U.S. segment.

Our other properties are geographically distributed to meet sales and operating requirements worldwide. We generally consider these properties to be both suitable and adequate to meet current operating requirements. As of December 31, 2007, the most important of these other properties include the following sites:

•	A 178,300-square-foot leased office building in Center Valley, Pennsylvania, which houses various sales, finance, fulfillment and data acquisition personnel;

•

A 147,000-square-foot office building that we own in Parsippany, New Jersey, housing personnel from our U.S. sales, marketing and technology groups (approximately one-third of this building is leased to a third party);

•	A 78,000-square-foot leased office building in Austin, Texas, which houses a majority of Hoover’s employees; and

•	A 79,060-square-foot leased space in Marlow, England, which houses our UK business, International technology and certain other international teams.

In addition to the above locations, we also conduct operations in other offices across the globe, all of which are leased.

Item 3. Legal	Proceedings

Information in response to this Item is included in Part II, Item 8. “Note 13. Contingencies” and is incorporated by reference into Part I of this Annual Report on Form 10-K.

Item 4. Submission	of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 3,300 shareholders of record as of December 31, 2007.

The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown:

	2007		2006
	High	Low	High	Low
First Quarter	$91.51	$82.28	$76.68	$67.70
Second Quarter	$104.62	$89.69	$78.18	$67.96
Third Quarter	$106.63	$90.08	$75.19	$65.50
Fourth Quarter	$99.68	$86.26	$84.25	$74.28

We paid dividends of $58.4 million during the year ended December 31, 2007. We did not pay any dividends on our common stock during the years ended December 31, 2006 and 2005. In December 2007, our Board of Directors approved the declaration of a $0.30 per share dividend for the first quarter of 2008. This cash dividend is payable March 17, 2008, to shareholders of record at the close of business on February 29, 2008.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2007 of shares of equity that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
		(Amounts in millions, except per share data)
October 1 - 31, 2007	0.2	$97.37	0.2	—	$—
November 1 - 30, 2007	0.8	$88.59	0.8	—	—
December 1 - 31, 2007	0.3	$89.98	0.3	—	—

	1.3	$89.99	1.3	2.7	$26.8

(a)	During the three months ended December 31, 2007, we repurchased 0.3 million shares of common stock for $20.7 million to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This repurchase program was announced in August 2006 and expires in August 2010. The maximum number of shares authorized for repurchase under this program is 5.0 million shares, of which 2.3 million shares have been repurchased as of December 31, 2007.

(b)	During the three months ended December 31, 2007, we repurchased 1.0 million shares of common stock for $98.2 million related to a $200 million, one-year share repurchase program approved by our Board of Directors in May 2007. This program was completed in February 2008.

FINANCIAL PERFORMANCE COMPARISON GRAPH*

SINCE DECEMBER 31, 2002

In accordance with SEC rules, the graph below compares the Company’s cumulative total shareholder return against the cumulative total return of the Standard & Poor’s MidCap 400 Index and a published industry index starting on December 31, 2002. Our past performance may not be indicative of future performance.

As an industry index, the Company chose the S&P MidCap Diversified Commercial & Professional Services Index (previously named the S&P 400 MidCap Diversified Commercial Services—Specialized Index), a subset of the S&P MidCap 400 Index that includes companies that provide business-to-business services.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

AMONG D&B, THE S&P MIDCAP DIVERSIFIED COMMERCIAL &

PROFESSIONAL SERVICES INDEX AND THE S&P MIDCAP 400 INDEX

*	Assumes $100 invested on December 31, 2002, and reinvestment of dividends.

Item 6. Selected	Financial Data

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in millions, except per share data)
Results of Operations:
Operating Revenues	$1,599.2	$1,474.9	$1,380.0	$1,370.2	$1,351.5
Costs and Expenses(1)	1,173.6	1,081.2	1,015.4	1,054.1	1,061.3

Operating Income	425.6	393.7	364.6	316.1	290.2
Non-Operating Income (Expense)—Net(2)	0.7	(13.3)	(9.7)	22.0	(11.6)

Income from Continuing Operations Before Provision for Income Taxes	426.3	380.4	354.9	338.1	278.6
Provision for Income Taxes(3)	135.8	142.1	133.1	128.2	105.7
Minority Interest Income (Expense)(4)	0.9	—	—	—	—
Equity in Net Income (Loss) of Affiliates	1.3	0.4	0.7	—	0.3

Income from Continuing Operations	292.7	238.7	222.5	209.9	173.2
Income (Loss) from Discontinued Operations(5)	5.4	2.0	(1.3)	1.9	1.3

Net Income	$298.1	$240.7	$221.2	$211.8	$174.5

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$5.03	$3.77	$3.33	$2.98	$2.36
Income (Loss) from Discontinued Operations	0.09	0.04	(0.02)	0.03	0.01

Net Income	$5.12	$3.81	$3.31	$3.01	$2.37

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$4.90	$3.67	$3.21	$2.87	$2.28
Income (Loss) from Discontinued Operations	0.09	0.03	(0.02)	0.03	0.02

Net Income	$4.99	$3.70	$3.19	$2.90	$2.30

Other Data:
Weighted Average Number of Shares Outstanding—Basic	58.3	63.2	66.8	70.4	73.5
Weighted Average Number of Shares Outstanding—Diluted	59.8	65.1	69.4	73.1	75.8

Cash Dividends Paid per Common Share	$1.00	$—	$—	$—	$—
Cash Dividends Declared per Common Share	$1.30	$—	$—	$—	$—
Balance Sheet:
Total Assets	$1,658.8	$1,360.1	$1,613.4	$1,635.5	$1,624.7
Long-Term Debt	$724.8	$458.9	$0.1	$300.0	$299.9
Equity	$(423.0)	$(399.1)	$77.6	$54.2	$48.4

(1)	2007 included a charge of $25.1 million for restructuring related to the 2007, 2006 and 2005 Financial Flexibility Programs and a charge of $0.8 million related to the settlement of an International payroll tax matter related to a divested entity. 2006 included a charge of $25.5 million for restructuring related to the 2006, 2005 and 2004 Financial Flexibility Programs. 2005 included a charge of $30.7 million for restructuring related to the 2005 and 2004 Financial Flexibility Programs and a charge of $0.4 million for the final resolution of all disputes on the sale of our French business. 2004 included a charge of $32.0 million for restructuring related to the 2004 Financial Flexibility Program. 2003 included charges of $17.4 million for restructuring related to the 2003 Financial Flexibility Program and $13.8 million for the loss on the sale of our High Wycombe, England facility.

(2)	2007 included a gain of $5.8 million related to our joint venture with Huaxia International Credit Consulting Co. Limited, or “Huaxia/D&B China Joint Venture,” a gain of $13.2 million related to our joint venture with Tokyo Shoko Research or “Tokyo Shoko Research/D&B Japan Joint Venture,” a gain of $1.6 million related to the effect of Legacy Tax Matters and a net gain of $0.9 million on the sale of other investments. 2005 included a $3.5 million gain on the sale of a 5% investment in a South African company, a $0.8 million gain as a result of lower costs related to the 2004 sale of operations in Iberia (Spain and Portugal) and a charge of $3.7 million for the final resolution of all disputes on the sale of our French business. 2004 included gains on the sales of operations in the Nordic region (Sweden, Denmark, Norway and Finland) of $7.9 million, India and Distribution Channels in Pakistan and the Middle East of $3.8 million, Central Europe (Germany, Switzerland, Poland, Hungary and Czech Republic) of $5.6 million, France of $12.9 million and Iberia (Spain and Portugal) of $0.1 million. 2003 included gains of $7.0 million on the settlement of an insurance claim to recover losses related to the events of September 11, 2001 and $1.8 million on the sale of equity interests in our Singapore business. Partially offsetting these gains in 2003 was a $4.3 million loss on the sale of our Israeli business.

(3)	2007 was impacted by the tax reserve true-up of $31.2 million for the settlement of 1997-2002 tax years, primarily related to the “Amortization of Royalty Expense Deductions/Royalty Income 1997-2007” transaction, and a $2.5 million impact as a result of revaluing of the net deferred tax assets in the UK as a result of a UK tax law change, enacted in the third quarter of 2007, which reduces the general UK tax rate from 30% to 28%, the impact of tax incurred in Asia Pacific related to the gains on our Huaxia/D&B China Joint Venture and Tokyo Shoko Research/D&B Japan Joint Venture of $2.9 million and $8.3 million, respectively, a $1.6 million effect related to Legacy Tax Matters, an impact on the settlement of an International payroll tax matter of $0.2 million related to a divested entity, and $0.3 million impact on the sale of other investments. 2006 included a charge of $0.8 million related to the Legacy Tax Matter referred to as “Royalty Expense Deduction 1993-1997.” 2005 included a gain of $16.3 million related to tax benefits recognized upon the liquidation of dormant International entities whose assets were divested as part of our International strategy, a $9.3 million tax charge related to our repatriation of foreign cash, a $6.3 million charge resulting from an increase in the tax legacy reserve for the matter referred to as “Royalty Expense Deductions 1993-1997” and a $0.9 million refund related to the Legacy Tax Matter referred to as “Utilization of Capital Losses 1989-1990.” 2004 included a charge for taxes of $4.5 million related to the settlement of the tax matter referred to as “Utilization of Capital Losses 1989-1990.”

(4)	2007 included minority interest expense of $0.9 million related to the minority owner’s share of net income of our Huaxia/D&B China Joint Venture. See Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

(5)	On December 27, 2007, we completed the sale of our Italian real estate business which was a part of our International segment and we have reclassified the historical financial results of the Italian real estate business as discontinued operations as set forth in this Annual Report on Form 10-K to reflect this reclassification. The financial statements for our subsidiaries outside the U.S. and Canada reflect a fiscal year ended November 30, in order to facilitate timely reporting of our consolidated financial results and financial position. Accordingly, the related assets and liabilities of our Italian real estate business have been classified as held for sale in the balance sheet and we will record the resulting gain from the sale in the first quarter of 2008.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

How We Manage Our Business

For internal management purposes, we refer to “core revenue,” which we calculate as total operating revenue less the revenue of divested businesses. Core revenue is used to manage and evaluate the performance of our segments and to allocate resources because this measure provides an indication of the underlying changes in revenue in a single performance measure. Core revenue does not include reported revenue of divested businesses since they are not included in future revenue.

On December 27, 2007, we completed the sale of our Italian real estate business which was a part of our International segment and we have reclassified the historical financial results of the Italian real estate business as discontinued operations as set forth in this Annual Report on Form 10-K to reflect this reclassification. The financial statements for our subsidiaries outside the U.S. and Canada reflect a fiscal year ended November 30, 2007, 2006, and 2005, in order to facilitate timely reporting of our consolidated financial results and financial position. Accordingly, the related assets and liabilities of our Italian real estate business have been classified as held for sale in the balance sheet and we will record the resulting gain from the sale in the first quarter of 2008.

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

We have historically from time-to-time and we may continue to further analyze core revenue growth before the effects of foreign exchange among two components, “organic core revenue growth” and “core revenue growth from acquisitions.” We analyze “organic core revenue growth” and “core revenue growth from acquisitions” because management believes this information provides insight into the underlying health of our business. Core revenue includes the revenue from acquired businesses from the date of acquisition.

We evaluate the performance of our segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate segment performance “before non-core gains and charges” because such charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and charges are our restructuring charges, which result from a foundational element of our growth strategy that we refer to as Financial Flexibility. Through Financial Flexibility, management identifies opportunities to improve the performance of the business in terms of quality, efficiency and cost, in order to generate savings primarily to invest for growth. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on such measures and a significant percentage weight is placed upon such measures in determining whether performance objectives have been achieved. Management believes that by eliminating restructuring charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long-term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “Corporate and Other” expenses and are not allocated to our segments. See Note 14 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for financial information regarding our segments.

Similarly, when we evaluate the performance of our business as a whole, we focus on results (such as operating income, operating income growth, operating margin, net income, tax rate (defined as provision for income taxes divided by income before income taxes) and diluted earnings per share) before non-core gains and charges because such non-core gains and charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations and may drive behavior that does not ultimately maximize shareholder value. It should not be concluded from our presentation of non-core gains and charges that the items that result in non-core gains and charges will not occur in the future.

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

We manage and report our operations under the following two segments:

•	United States (“U.S.”); and

•	International (which consists of operations in Europe, Canada, Asia Pacific and Latin America).

The financial statements of our subsidiaries outside the U.S. and Canada reflect a fiscal year ended November 30 to facilitate the timely reporting of our consolidated financial results and financial position.

Total revenue and core revenue were the same for the years ended December 31, 2007, 2006 and 2005. Therefore, our discussion of our results of operations for the years ended December 31, 2007, 2006 and 2005, references only our core revenue results.

The following table presents the contribution by segment of core revenue results.

	For the Years Ended December 31,
	2007	2006	2005
Revenue:
U.S.	78%	79%	79%
International	22%	21%	21%

The following table presents the contribution by customer solution set to core revenue.

	For the Years Ended December 31,
	2007	2006	2005
Revenue by Customer Solution Set:
Risk Management Solutions	61%	63%	64%
Sales & Marketing Solutions	29%	28%	28%
E-Business Solutions	7%	6%	5%
Supply Management Solutions	3%	3%	3%

These customer solution sets are discussed in greater detail in Item 1. “Business” of this Annual Report on Form 10-K.

Within our Risk Management Solutions and Sales & Marketing Solutions, we monitor the performance of our “Traditional” products and our “Value-Added” products.

Risk Management Solutions

Our Traditional Risk Management Solutions generally consist of reports from our database used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Years Ended December 31,
	2007	2006	2005
Risk Management Solutions Revenue	78%	79%	79%
Core Revenue	48%	50%	51%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Years Ended December 31,
	2007	2006	2005
Risk Management Solutions Revenue	22%	21%	21%
Core Revenue	13%	13%	13%

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

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	For the Years Ended December 31,
	2007	2006	2005
Sales & Marketing Solutions Revenue	42%	43%	45%
Core Revenue	12%	12%	13%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	For the Years Ended December 31,
	2007	2006	2005
Sales & Marketing Solutions Revenue	58%	57%	55%
Core Revenue	17%	16%	15%

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

An integral component of our strategy is creating financial flexibility to fund investments for growth and to create shareholder value.

Through our Financial Flexibility Program we continually and systematically seek ways to improve our performance in terms of quality and cost. Specifically, we seek to eliminate, standardize, consolidate and automate our business functions. As a part of each program, we have incurred a restructuring charge, which generally consists of, among other things, employee severance and termination costs. We also have incurred transition costs, which generally consist of other costs necessary to accomplish the process changes such as consulting fees, cost of temporary workers, relocation costs and stay bonuses.

Our 2008 Financial Flexibility Program, which was approved on January 24, 2008, builds on efforts initiated in 2007 to reduce significantly the complexity of our business, a process that we anticipate continuing over the next several years. Specifically, in 2008, we will continue to address complexity reduction and create financial flexibility through several initiatives including the following:

•

Enhancing Organizational Effectiveness: this initiative is intended to reduce organizational complexity and improve the efficiency of how we are organized and how we operate as a business by continuing to address spans of control, consolidating like functions and eliminating non-essential activities;

•

Simplifying our Products and Technology: this initiative is intended to simplify the various platforms and products we offer our customers and moving to fewer and easier to use web-based platforms like DNBi and Hoover’s and eliminating and consolidating systems and technology infrastructure;

•

Streamlining Data Collection and Product Ordering: this initiative is intended to standardize and automate processes to drive efficiencies and quality to support our overall DUNSRight data strategy; and

•

Improving Overall Business Effectiveness: this initiative is intended to improve the efficiencies of our operations by centralizing management of key cost drivers, vendor consolidation and contract renegotiation. In addition, we are focusing on driving revenue growth by reducing the non-selling time of our sales force, enhancing our new customer acquisition activities and go-to-market approaches.

On an annualized basis, the actions under our 2008 Financial Flexibility Program are expected to create $75 million to $80 million of financial flexibility, of which approximately $60 million to $65 million will be generated in 2008, before any transition costs and restructuring charges and before any reallocation of savings generated by the initiatives. We expect all actions under our 2008 program to be completed by December 2008. To implement these initiatives we expect to incur transition costs of approximately $13 million to $15 million in 2008.

In addition, we expect to incur restructuring charges totaling $20 million to $25 million pre-tax, of which $18 million to $23 million relate to severance, approximately $1 million relate to lease termination obligations and approximately $1 million relate to other exit costs in 2008.

Approximately $30 million to $40 million of these transition costs and restructuring charges are expected to result in cash expenditures. As a result of this financial flexibility program we expect that approximately 300-350 positions will be eliminated globally.

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

Pension and Postretirement Benefit Obligations

We previously offered substantially all of our U.S.-based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”). The defined benefit plan covers active and retired employees including retired individuals from spin-off companies (see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further discussion of spin-off companies). The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranges from 3% to 12.5%, based on age and service. Amounts allocated under the plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. We also maintain supplemental and excess plans in the United States (the “U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 69% and 14% of our pension obligation, respectively, at December 31, 2007. Effective June 30, 2007, we amended the U.S. Qualified Plan and one of the U.S. Non-Qualified Plans, known as the U.S. Pension Benefit Equalization Plan (the “PBEP”). Any pension benefit that had been accrued through such date under the two plans was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan and the PBEP. Our employees in certain of our International operations are also provided retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

We also provide various health care and life insurance benefits for retirees. U.S.-based employees, who retire with 10 years of vesting service after age 45, are eligible to receive benefits. Postretirement benefit costs and obligations are determined actuarially.

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” amended by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” our pension benefit obligations and the related effects on operations are calculated using actuarial assumptions and methodologies. Other postretirement benefits (i.e., health care) are accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” amended by SFAS No. 158, and are also dependent on the application of our assumptions by outside actuaries. The key assumptions used in the measurement of the pension and postretirement obligations and net periodic pension and postretirement cost are:

•	Expected long-term rate of return on pension plan assets—which is based on a target asset allocation as well as expected returns on asset categories of plan investments;

•

Discount rate—which is used to measure the present value of pension plan obligations and postretirement health care obligations. The discount rates are derived using a yield curve approach which matches projected plan benefit payment streams with bond portfolios reflecting actual liability duration unique to our plans;

•	Rates of compensation increase and cash balance accumulation/conversion rates—which are based on an evaluation of internal plans and external market indicators; and

•	Health care cost trends—which are based on historical cost data, the near-term outlook and an assessment of likely long-term trends.

We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement benefit costs. The factor with the most immediate impact on our consolidated financial statements is a change in the expected long-term rate of return on pension plan assets for the U.S. Qualified Plan. For 2008, we will continue to use an expected long-term rate of return of 8.25%. This assumption was 8.25%, 8.25% and 8.50% in 2007, 2006 and 2005, respectively. The 8.25% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2007, the plan was 65% invested in publicly traded equity securities, 29% invested in debt securities and 6% invested in real estate investments. Every one-quarter percentage-point increase or decrease in the long-term rate of return increases or reduces our annual operating income by approximately $3.3 million by increasing or reducing our net periodic pension income.

Changes in the discount rate, rate of compensation increase and cash balance accumulation/conversion rates also have an effect on our annual operating income. Based on the factors noted above, the discount rate is adjusted at each remeasurement date while other assumptions are reviewed annually. For our U.S. plans and Postretirement Benefit Plan, every one-quarter-percentage-point increase or decrease in the discount rate reduces or increases our pension cost and postretirement cost by approximately $4.0 million and $0.1 million, respectively. As of December 31, 2007, for all of our U.S. pension plans and our Postretirement Benefit Plan, we increased the discount rate to 6.37% and 6.11% from 5.84% and 5.64% used at December 31, 2006, respectively.

Differences between the assumptions stated above and actual experience could affect our pension and other postretirement benefit costs. When actual plan experience differs from the assumptions used, actuarial gains or losses arise in accordance with SFAS No. 87 and SFAS No. 106, as amended by SFAS No. 158. These gains and losses are aggregated and amortized generally over the average future service periods of employees to the extent that such gains or losses exceed a “corridor” as defined in SFAS No. 87. The purpose of the corridor is to reduce the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-plan basis. For all of our pension plans, total actuarial losses that have not been recognized in our pension costs as of December 31, 2007 and 2006 were $378.8 million and $503.8 million, respectively, of which $220.1 million and $274.5 million, respectively, were attributable to the U.S. Qualified Plan, $77.4 million and $98.1 million, respectively, were attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. (See discussion in Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.) We expect to recognize a portion of such losses in our 2008 net periodic pension cost of approximately $10.0 million, $4.9 million and $2.5 million, for the U.S. Qualified Plan, U.S. Non-Qualified Plans and non-U.S. plans, respectively, compared to $14.3 million, $5.4 million and $3.8 million, respectively, in 2007. The lower amortization of actuarial loss in 2008 of $4.3 million and $0.5 million related to the U.S. Qualified Plan and the U.S. Non-Qualified Plans, respectively, which will be included in our pension cost in 2008, is primarily due to lower amortization of unrecognized actuarial losses exceeding the corridor threshold under SFAS No. 87 at January 1, 2008, primarily resulting from higher discount rates applied to the pension plans at December 31, 2007 as discussed above.

Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. We recorded net periodic pension cost for our pension plans of $10.7 million, $27.0 million and $13.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. A major component of the net periodic pension cost is the expected return on plan assets, which was $117.1 million, $113.5 million and $119.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic pension cost. For the years ended December 31, 2007, 2006 and 2005, we recorded investment gains of $105.7 million, $175.5 million and $112.6 million, respectively, in our pension plans, of which $91.2 million, $157.1 million and $90.2 million, respectively, were attributable to the U.S. Qualified Plan and $14.6 million, $18.4 million and $22.4 million, respectively, were attributable to the non-U.S. plans. At January 1, 2008, the market-related value of plan assets of our U.S. Qualified Plan and the non-U.S. plans was $1,358.1 million and $201.5 million, respectively, compared with the fair value of its plan assets of $1,371.6 million and $217.4 million, respectively.

Changes in the funded status of our pension plans could result in fluctuation in our shareholders’ equity. We adopted SFAS No. 158 as of December 31, 2006 and we are required to recognize the funded status of our benefit plans as a liability or an asset, on a plan-by-plan basis, with an offsetting adjustment to “Accumulated Other Comprehensive Income,” or “AOCI,” in shareholders’ equity, net of tax. Accordingly, the amounts recognized in equity represent unrecognized gains/losses and prior service costs. We recognized charges of $182.7 million, net of applicable deferred taxes, to our shareholders’ equity in connection with the adoption of SFAS No. 158. Subsequent to the adoption of SFAS No. 158, the previously unrecognized actuarial gains and losses and prior service costs included in the shareholders’ equity would be amortized out of equity based on an actuarial calculation each period. Gains and losses and prior service costs that arise during the year will be recognized as a component of comprehensive income which is a component of AOCI. We recorded a net income of $79.3 million in AOCI, net of applicable tax, in 2007 related to the actuarial gain/loss and prior service cost arising during the period and the amortization of such items.

A change in the discount rate assumption could result in a change in the funded status of our benefit plans by changing the amount of the benefit obligation. For the U.S. Qualified Plan, every one-quarter percentage-point increase or decrease in the discount rate reduces or increases our projected benefit obligation by approximately $34.2 million. For the U.S. Non-Qualified Plans, every one-quarter percentage-point increase or decrease in the discount rate reduces or increases our projected benefit obligation by approximately $6.5 million.

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

Under the Modified Prospective method, compensation cost associated with the stock option programs recognized for the years ended December 31, 2007 and 2006 includes (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for stock options granted subsequent to January 1, 2006, based on the grant-date fair value under SFAS No. 123R. SFAS No. 123R also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reductions in expense as they occur. As a result, we have adjusted for this cumulative effect and recognized a pre-tax reduction in stock-based compensation of $0.5 million related to our restricted stock and restricted stock unit programs during the first quarter of 2006. As required under the Modified Prospective method, results for prior periods have not been restated.

Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations in accounting for our plans. Accordingly, no compensation cost was recognized for grants under the stock option programs and Employee Stock Purchase Plan (“ESPP”) prior to January 1, 2006.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on the historical volatility rate of our common stock. Beginning in 2006, the expected term was determined using the simplified method for estimating the expected option life, as prescribed under Staff Accounting Bulletin or “SAB” No. 107, “Share-Based Payments,” or “SAB No. 107.” The risk-free interest rate for the corresponding expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. We estimate the amount of stock-based awards expected to be forfeited prior to vesting. For stock options granted prior to SFAS No. 123R, the compensation expense is recognized on a straight-line basis over the vesting period. For stock options granted after the adoption of SFAS No. 123R, the compensation expense is recognized on a straight-line basis over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our share-based compensation expense, operating income, net income and earnings per share.

In connection with our dividend payments, we updated our dividend yield assumption in our Black-Scholes valuation model from 0% for the year ended December 31, 2006 to 1.1% for the year ended December 31, 2007, in calculating the fair value of our employee stock options. We have estimated the dividend yield assumption by dividing the anticipated annual dividend payment by the stock price on the grant date.

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

Revenue Recognition

Our Risk Management Solutions are generally sold under fixed price subscription contracts that allow those customers unlimited use within predefined ranges, subject to certain conditions. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year.

For arrangements that include periodic updates to that information file over the contract term, the portion of the revenue related to updates expected to be delivered is deferred as a liability on the balance sheet and recognized as the updates are delivered, usually on a quarterly or monthly basis.

We also have monthly or annual contracts that enable a customer to purchase our information solutions during the period of contract at prices per an agreed price list, up to the contracted dollar limit. Revenue on these contracts is recognized as solutions are delivered to the customer, based on the per-solution price. Any additional solutions purchased over this limit may be subject to pricing variations and revenue is recognized as the solutions are delivered. If customers do not use the full value of their contract and forfeit the unused portion, we recognize the forfeited amount as revenue at contract expiration.

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

Our E-Business Solutions consists of Hoover’s, Inc., which includes Hoover’s, First Research division and AllBusiness.com, Inc. Hoover’s and First Research provide subscription solutions that allow continuous access to our business information databases. Revenue is recognized ratably over the term of the contract, which is generally one year. Any additional solutions purchased are recognized upon delivery to the customer. AllBusiness.com provides online media and e-commerce products that provide advertisers the ability to target small business customers. Revenue is recognized as solutions are delivered to the customer over the contract period.

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

Consolidated Revenue

The following table presents our revenue by segment:

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)
Revenue:
U.S.	$1,248.3	$1,164.2	$1,087.8
International	350.9	310.7	292.2

Core Revenue	$1,599.2	$1,474.9	$1,380.0

The following table presents our revenue by customer solution set:

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)
Revenue:
Risk Management Solutions	$981.0	$929.1	$889.6
Sales & Marketing Solutions	459.5	412.2	382.8
E-Business Solutions	107.5	88.7	70.0
Supply Management Solutions	51.2	44.9	37.6

Core Revenue	$1,599.2	$1,474.9	$1,380.0

Year ended December 31, 2007 vs. Year ended December 31, 2006

Core revenue increased $124.3 million, or 8% (7% increase before the effect of foreign exchange), for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was driven by an increase in total U.S. revenue of $84.1 million, or 7%, and an increase in total International revenue of $40.2 million, or 13% (5% increase before the effect of foreign exchange). Our acquisitions contributed one percentage point of this growth for year ended December 31, 2007.

This $124.3 million increase is primarily attributed to:

•	Higher purchases from our existing customers;

•	The positive impact of foreign exchange;

•

Growth in each of our subscription plans for our Preferred Pricing Agreement and for our Preferred Pricing Agreement with DNBi from existing customers willing to increase the level of business they do with us;

•	Continued growth in subscription revenue at Hoover’s; and

•	Higher levels of project-oriented business in our Sales & Marketing Solutions;

partially offset by:

•	Decreased usage in the UK market, primarily as a result of lower product usage from a key global customer.

Customer Solution Set

On a customer solution set basis, the $124.3 million increase in core revenue reflects:

•

A $51.9 million, or 6%, increase in Risk Management Solutions (4% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $27.0 million, or 4%, and growth in International of $24.9 million, or 10% (2% increase before the effect of foreign exchange);

•

A $47.3 million, or 12%, increase in Sales & Marketing Solutions (10% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $33.7 million, or 10%, and an increase in International of $13.6 million, or 24% (16% increase before the effect of foreign exchange);

•

An $18.8 million, or 21%, increase in E-Business Solutions (both before and after the effect of foreign exchange). The increase was driven by growth in the U.S. of $17.2 million, or 21%, and growth in International of $1.6 million, or 29% (20% increase before the effect of foreign exchange); and

•

A $6.3 million, or 14%, increase in Supply Management Solutions (13% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $6.2 million, or 15%, and an increase in International of $0.1 million, or 2% (7% decrease before the effect of foreign exchange).

Year ended December 31, 2006 vs. Year ended December 31, 2005

Core revenue increased $94.9 million, or 7% (both before and after the effect of foreign exchange), for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase in core revenue was primarily driven by an increase in total U.S. revenue of $76.4 million, or 7%, and an increase in total International revenue of $18.5 million, or 6% (both before and after the effect of foreign exchange).

This $94.9 million increase is primarily attributed to:

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

Customer Solution Set

On a customer solution set basis, the $94.9 million increase in core revenue reflects:

•

A $39.5 million, or 5%, increase in Risk Management Solutions (4% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $29.0 million, or 4%, and growth in International of $10.5 million, or 5% (4% increase before the effect of foreign exchange);

•

A $29.4 million, or 8%, increase in Sales & Marketing Solutions (both before and after the effect of foreign exchange). The increase was driven by growth in the U.S. of $24.3 million, or 7%, and an increase in International of $5.1 million, or 10% (both before and after the effect of foreign exchange);

•

An $18.7 million, or 27%, increase in E-Business Solutions (both before and after the effect of foreign exchange). The increase was driven by growth in the U.S. of $16.0 million, or 24%, and an increase in International of $2.7 million, or 97% (96% increase before the effect of foreign exchange); and

•

A $7.3 million, or 19%, increase in Supply Management Solutions (20% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $7.1 million, or 21%, and growth in International of $0.2 million, or 3% (4% increase before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income:

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)
Operating Expenses	$430.4	$410.9	$355.8
Selling and Administrative Expenses	671.5	612.7	594.3
Depreciation and Amortization	46.6	32.1	34.6
Restructuring Charge	25.1	25.5	30.7

Operating Costs	$1,173.6	$1,081.2	$1,015.4

Operating Income	$425.6	$393.7	$364.6

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

Operating Expenses

Year ended December 31, 2007 vs. Year ended December 31, 2006

Operating expenses increased by $19.5 million, or 5%, for the year ended December 31, 2007 as compared to December 31, 2006. The increase was primarily due to the following:

•

Costs associated with investments in DNBi, our interactive, web-based subscription service, our investments in our DUNSRight Quality Process and our investments to enhance our strategic capabilities, such as with Acxiom Corporation (“Acxiom”), in order to significantly increase the speed, data processing capacity and matching capabilities we provide our U.S. sales and marketing customers;

•	The impact of foreign exchange; and

•	Increased technology costs arising from obligations under our D&B Worldwide Network agreements;

partially offset by:

•	Lower costs as a result of our reengineering efforts.

Year ended December 31, 2006 vs. Year ended December 31, 2005

Operating expenses increased by $55.1 million, or 16%, for the year ended December 31, 2006 as compared to December 31, 2005. The increase was primarily due to the following:

•	Costs associated with investments in connection with our strategy, such as Acxiom and our DUNSRight Quality Process as well as investments in DNBi;

•	Higher pension costs and lower postretirement benefit income (see section Pension, Postretirement and Profit Participation Plan below for further discussion);

•	Increased costs associated with the acquisition of Open Ratings in the first quarter of 2006; and

•	The effect of the adoption of SFAS No. 123R (see section Stock-Based Compensation below for further discussion);

partially offset by:

•	Lower costs as a result of our reengineering efforts; and

•	The impact of foreign exchange.

Selling and Administrative Expenses

Year ended December 31, 2007 vs. Year ended December 31, 2006

Selling and administrative expenses increased $58.8 million, or 10%, for the year ended December 31, 2007 as compared to December 31, 2006. The increase was primarily due to the following:

•

Increased selling expenses primarily related to costs associated with investments to enhance our strategic capabilities, such as with our Huaxia/D&B China joint venture or “Huaxia/D&B China Joint Venture” and our recent acquisitions; and

•	The impact of foreign exchange;

partially offset by:

•	Lower costs as a result of our reengineering efforts.

Year ended December 31, 2006 vs. Year ended December 31, 2005

Selling and administrative expenses increased $18.4 million, or 3%, for the year ended December 31, 2006 as compared to December 31, 2005. The increase was primarily due to the following:

•	Additional costs related to investments as well as additional variable costs (such as commissions) incurred as a result of increased revenues;

•	Higher pension costs and lower postretirement benefit income (see section Pension, Postretirement and Profit Participation Plan below for further discussion); and

•	The effect of the adoption of SFAS No. 123R (see section Stock-Based Compensation below for further discussion);

partially offset by:

•	Lower costs as a result of our reengineering efforts;

•

Increased costs in 2005 related to the investigation and final resolution of the dispute on the sale of our French business with no comparable costs in 2006 and lower legal costs generally in 2006; and

•	The impact of foreign exchange.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and Profit Participation Plan

We had a net pension cost of $10.7 million, $27.0 million and $13.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, for our pension plans globally. The fluctuation in the pension cost was due to the following:

•	Lower pension costs in 2007 were primarily due to the elimination of service costs as a result of the pension plan freeze in the U.S. for the U.S. Qualified Plan and PBEP effective June 30, 2007.

•

Actuarial loss amortization included in annual pension expense as required by SFAS No. 87 and the impact of the discount rates were also major factors in driving the pension costs to fluctuate from year-to-year. The higher the discount rate, the lower the pension cost. Actuarial loss amortization included in annual pension expense for all global plans was $23.5 million, $31.5 million and $25.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, of which $19.7 million, $29.2 million and $23.3 million were attributable to our U.S. plans for the years ended December 31, 2007, 2006 and 2005, respectively.

•

Lastly, a decrease in the long-term rate of return assumption for our U.S. Qualified Plan also contributed to the increase in expense from 2005 to 2006. The long-term rate of return assumptions were 8.25%, 8.25% and 8.50% for the years ended December 31, 2007, 2006 and 2005, respectively. The discount rate used to measure the pension costs for our U.S. plans for the years ended December 31, 2007, 2006 and 2005 was 5.84%, 5.50% and 5.65%, respectively.

We expect that the net pension income in 2008 will be approximately $2.4 million for all of our global pension plans. The decrease in pension cost or increase in pension income from 2007 to 2008 is primarily driven by a 53 basis points and 100 basis points increase in the discount rate applied to our U.S. plans and the major International plans, respectively, at January 1, 2008 and lower actuarial loss amortization included in 2008.

We had postretirement benefit income of $3.5 million, $3.5 million and $5.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Lower postretirement benefit income for the years ended December 31, 2007 and 2006 compared with the year ended December 31, 2005, was primarily due to lower negative prior service cost amortizations recognized in 2007 and 2006 included in postretirement benefit income due to the accelerated recognition of prior service cost as a one-time curtailment gain in 2005 associated with the 2005 and 2004 Financial Flexibility Programs. The curtailment gain is included within “Restructuring Charges.”

We expect postretirement benefit income will be approximately $3.5 million in 2008.

We had expense associated with our profit participation plan (“401(k) Plan”) of $12.0 million, $7.0 million and $7.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in expense in 2007 was due to the amendment of our matching policy in the profit participation plan effective July 1, 2007, to increase our match formula from 50% to 100% of a team member’s contributions and to increase the maximum match to seven percent (7%) from six percent (6%), of such team member’s eligible compensation, subject to certain 401(k) Plan limitations.

We consider net pension cost and postretirement benefit income to be part of our compensation costs, and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs. See the discussion of “Our Critical Accounting Policies and Estimates—Pension and Postretirement Benefit Obligations,” above, and Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R, which requires us to recognize stock-based compensation for our stock option programs and ESPP. We have selected the modified prospective method and, therefore, prior periods have not been restated. Prior to January 1, 2006, we applied APB No. 25 and related interpretations in accounting for our stock option programs. Accordingly, no compensation cost was recognized for grants under the stock option programs or the ESPP.

For the years ended December 31, 2007, 2006 and 2005, we recognized total stock-based compensation expense of $25.9 million, $20.8 million and $11.9 million, respectively.

For the years ended December 31, 2007 and 2006, we recognized expense associated with our stock option programs of $11.9 million and $12.7 million, respectively. The decrease was primarily due to fewer unvested stock options outstanding expensed in 2007 partially offset by fewer forfeitures associated with fewer terminated employees in 2007 as compared to 2006.

For the years ended December 31, 2007, 2006 and 2005, we recognized expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards of $13.1 million, $7.1 million (net of $0.5 million related to the accumulated effect of forfeiture assumptions) and $11.8 million, respectively. The increase in 2007 was primarily due to the addition of the 2007 grant, fewer forfeitures associated with fewer terminated employees in 2007 as compared to 2006 and a cumulative accounting adjustment included in the three months ended March 31, 2006 expense to reflect adjustments to previously recognized compensation expense for awards outstanding at the adoption date of SFAS No. 123R that we do not expect to vest.

For each of the years ended December 31, 2007 and 2006, we recognized expense associated with our ESPP of $0.9 million.

We recognized expense associated with our stock appreciation rights of approximately $0.1 million for each of the years ended December 31, 2006 and 2005.

We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Year ended December 31, 2007 vs. Year ended December 31, 2006

Depreciation and amortization increased $14.5 million, or 45%, for the year ended December 31, 2007 as compared to December 31, 2006. This increase was primarily driven by the increased capital costs in investments to enhance our strategic capabilities and amortization of acquired intangible assets resulting from our acquisitions.

Year ended December 31, 2006 vs. Year ended December 31, 2005

Depreciation and amortization decreased $2.5 million, or 7%, for the year ended December 31, 2006 as compared to December 31, 2005. This decrease was primarily driven by the reduced capital requirements in our business in prior years, which was partially offset by increased costs in investments as well as capital costs for newly leased facilities.

Restructuring Charge

During the year ended December 31, 2007, we recorded a $23.1 million restructuring charge in connection with the Financial Flexibility Program announced in January 2007 (“2007 Financial Flexibility Program”), a $1.5 million restructuring charge in connection with the Financial Flexibility Program announced in February

2006 (“2006 Financial Flexibility Program”) and a $0.5 million restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”). The components of these charges included:

•

Severance and termination costs of $22.1 million associated with approximately 300 employees related to the 2007 Financial Flexibility Program. Of these 300 employees, 270 employees have exited the Company and 30 employees will exit the Company in future quarters;

•	Severance and termination costs of $0.6 million associated with approximately 15 employees related to the 2006 Financial Flexibility Program. All 15 employees have exited the Company; and

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.0 million related to the 2007 Financial Flexibility Program, $0.9 million related to the 2006 Financial Flexibility Program, and $0.5 million related to the 2005 Financial Flexibility Program.

At December 31, 2007, all actions under the 2007 Financial Flexibility Program were substantially completed.

During the year ended December 31, 2006, we recorded a $23.4 million restructuring charge in connection with the 2006 Financial Flexibility Program, a $2.4 million net restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.3 million net restructuring curtailment gain in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The components of these charges and gains included:

•	Severance and termination costs of $13.0 million associated with approximately 175 employees related to the 2006 Financial Flexibility Program. All 175 employees have exited the Company;

•	Severance and termination costs of $2.1 million associated with approximately 25 employees related to the 2005 Financial Flexibility Program. All 25 employees have exited the Company;

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

At December 31, 2006, all actions under the 2006 Financial Flexibility Program were substantially completed.

During the year ended December 31, 2005, we recorded a $30.8 million restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.1 million net restructuring gain in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•

Severance and termination costs of $23.3 million associated with approximately 425 employees related to the 2005 Financial Flexibility Program. Of these 425 employees, 400 employees have exited the Company and 25 employees exited the Company in future quarters;

•

Severance and termination costs of $5.7 million associated with approximately 310 employees related to the 2004 Financial Flexibility Program. Of these 310 employees, 300 employees have exited the Company and 10 employees exited the Company in future quarters;

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

As of December 31, 2007, we have eliminated approximately 5,675 positions which included 625 open positions, and approximately 5,050 employees (via attrition and termination) under all of our Financial Flexibility Programs.

Interest Income (Expense)—Net

The following table presents our “Interest Income (Expense)—Net:”

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)
Interest Income	$7.3	$7.3	$10.6
Interest Expense	(28.3)	(20.3)	(21.1)

Interest Income (Expense)—Net	$(21.0)	$(13.0)	$(10.5)

Interest income remained flat at $7.3 million for the years ended December 31, 2007 and 2006, primarily due to fewer interest-bearing investments during the year ended December 31, 2007, offset by higher interest rates during the year ended December 31, 2007. Interest income decreased $3.3 million, or 31%, for the year ended December 31, 2006 as compared to December 31, 2005, primarily due to fewer interest-bearing investments during the year ended December 31, 2006, partially offset by higher interest rates.

Interest expense increased by $8.0 million, or 39%, for the year ended December 31, 2007 as compared to December 31, 2006, primarily attributable to higher outstanding borrowings on our credit facility during the year ended December 31, 2007, partially offset by lower interest rates associated with our $300 million fixed-rate notes that we issued in March 2006 compared to higher interest rates associated with our $300 million fixed-rate notes that matured in March 2006 (see Note 6 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K). Interest expense decreased by $0.8 million, or 4%, for the year ended December 31, 2006 as compared to December 31, 2005, primarily due to lower interest rates associated with our $300 million fixed-rate notes that we issued in March 2006 compared to higher interest rates associated with our $300 million fixed-rate notes that matured in March 2006 (see Note 6 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), partially offset by higher outstanding borrowings on our credit facility during 2006.

Other Income (Expense)—Net

The following table presents the components of “Other Income (Expense)—Net:”

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)
Miscellaneous Other Income (Expense)—Net(a)	$1.8	$(0.3)	$0.2
Gain associated with Huaxia/D&B China Joint Venture(b)	5.8	—	—
Gain associated with Tokyo Shoko Research/D&B Japan Joint Venture(c)	13.2	—	—
Net Gain (Loss) on the Sale of Other Investments	0.9	—	3.5
Final Resolution of All Disputes on the Sale of our French Business	—	—	(3.7)
Lower Costs Related to the Sale of the Iberian Business	—	—	0.8

Other Income (Expense)—Net	$21.7	$(0.3)	$0.8

(a)	Miscellaneous Other Income (Expense)—Net increased for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to Legacy Tax Matters. See Note 5 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information. Miscellaneous Other Income (Expense)—Net decreased for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to increased foreign currency transaction losses partially offset by lower bank fees.

(b)	During the year ended December 31, 2007, we entered into an agreement with Huaxia International Credit Consulting Co. Limited and established a new joint venture to do business as Huaxia/D&B China. We recognized a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

(c)	During the year ended December 31, 2007, we entered into an agreement with Tokyo Shoko Research and established a new joint venture or “Tokyo Shoko Research/D&B Japan Joint Venture” to do business as Dun & Bradstreet TSR Ltd. We recognized a gain of $13.2 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

Provision for Income Taxes

Effective Tax Rate for the Year Ended December 31, 2005	37.5%
Impact of Decreased Interest Expense on Income Tax Reserves	(1.3)%
Impact of Lower State Income Taxes	(0.6)%
Impact of Liquidation of Dormant International Entities	4.5%
Impact of the Repatriation of Foreign Cash	(2.6)%
Other	(0.1)%

Effective Tax Rate for the Year Ended December 31, 2006	37.4%
Impact of the Release of Tax Reserves for Uncertain Tax Positions	(7.3)%
Impact of Tax Incurred in Connection with Huaxia/D&B China Joint Venture and Tokyo Shoko Research/D&B Joint Venture	1.1%
Impact of Revaluing the Net Deferred Tax Assets in the UK as a result of Change in UK Tax Law, enacted in the third quarter of 2007	0.6%
Other	0.1%

Effective Tax Rate for the Year Ended December 31, 2007	31.9%

Minority Interest Income (Expense)

For the year ended December 31, 2007, we recorded minority interest income of $0.9 million. Minority interest represents the minority owner’s share of the net loss in our Huaxia/D&B China Joint Venture.

Equity in Net Income of Affiliates

We recorded $1.3 million, $0.4 million and $0.7 million as Equity in Net Income of Affiliates for the years ended December 31, 2007, 2006 and 2005, respectively.

Discontinued Operations

On December 27, 2007, we completed the sale of our Italian real estate business which was a part of our International segment and we have reclassified the historical financial results of the Italian real estate business as discontinued operations. We recorded $5.4 million and $2.0 million of Income from Discontinued Operations, net of income tax expense for the years ended December 31, 2007 and 2006, respectively. We recorded a $1.3 million Loss from Discontinued Operations, net of income tax expense for the year ended December 31, 2005. The financial statements for our subsidiaries outside the U.S. and Canada reflect a fiscal year ended November 30, in order to facilitate timely reporting of our consolidated financial results and financial position. Accordingly, the related assets and liabilities of our Italian real estate business have been classified as held for sale in the balance sheet and we will record the resulting gain from the sale in the first quarter of 2008.

Earnings Per Share

We reported the following earnings per share (“EPS”):

	For the Years Ended December 31,
	2007	2006	2005
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$5.03	$3.77	$3.33
Income (Loss) from Discontinued Operations	0.09	0.04	(0.02)

Net Income	$5.12	$3.81	$3.31

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$4.90	$3.67	$3.21
Income (Loss) from Discontinued Operations	0.09	0.03	(0.02)

Net Income	$4.99	$3.70	$3.19

For the year ended December 31, 2007, basic EPS increased 34%, compared with the year ended December 31, 2006, due to a 24% increase in net income and an 8% reduction in the weighted average number of basic shares outstanding as a result of our share repurchase programs. For the year ended December 31, 2007, diluted EPS increased 35%, compared with the year ended December 31, 2006, due to a 24% increase in net income and an 8% reduction in the weighted average number of diluted shares outstanding as a result of our share repurchase programs. For the year ended December 31, 2007, we repurchased 3.3 million shares of common stock for $298.2 million under our Board of Directors approved share repurchase programs. In addition, basic and diluted EPS were impacted by our repurchases of 1.2 million shares of common stock for $110.3 million under our Board of Directors approved share repurchase programs to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

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

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)
Non-Core gains and (charges) included in Consolidated Operating Costs:
Restructuring charges related to our Financial Flexibility Programs	$(25.1)	$(25.5)	$(30.7)
Settlement of International payroll tax matter related to a divested entity	$(0.8)	$—	$—
Final resolution of all disputes on the sale of our French business	$—	$—	$(0.4)
Non-Core gains and (charges) included in Other Income (Expense)—Net:
Effect of Legacy Tax Matters	$1.6	$—	$—
Gain associated with Huaxia/D&B China Joint Venture	$5.8	$—	$—
Gain associated with Tokyo Shoko Research/D&B Japan Joint Venture	$13.2	$—	$—
Net Gain (Loss) on the Sale of Other Investments	$0.9	$—	$3.5
Final resolution of all disputes on the sale of our French business	$—	$—	$(3.7)
Lower costs related to the sale of our operations in Iberia (Spain and Portugal)	$—	$—	$0.8
Non-Core gains and (charges) included in Provision for Income Taxes:
Tax charge related to our repatriation of foreign cash	$—	$—	$(9.3)
Tax Reserve True-up for the Settlement of 1997-2002 tax years, primarily related to the “Amortization of Royalty Expense/Deductions/Royalty Income 1997-2007” transaction	$31.2	$—	$—
Charge/Increase in Legacy Tax Reserve for “Royalty Expense Deductions 1993-1997”	$—	$(0.8)	$(6.3)
Tax Benefits recognized upon the liquidation of dormant International entities	$—	$—	$16.3
Net Gain (Loss) on the Sale of Other Investments	$(0.3)	$—	$(1.5)
Restructuring charges related to our Financial Flexibility Programs	$9.4	$8.6	$8.1
Effect of Legacy Tax Matters	$(1.6)	$—	$—
Settlement of International payroll tax matter related to a divested entity	$0.2	$—	$—
Gain associated with Huaxia/D&B China Joint Venture	$(2.9)	$—	$—
Gain associated with Tokyo Shoko Research/D&B Japan Joint Venture	$(8.3)	$—	$—
Impact of revaluing the Net Deferred Tax Assets in the UK as a result of a UK tax law change, enacted in the third quarter of 2007, which reduces the general UK tax rate from 30% to 28%	$(2.5)	$—	$—
Final resolution of all disputes on the sale of our French business	$—	$—	$1.5
Tax Legacy Refund for “Utilization of Capital Losses—1989-1990”	$—	$—	$0.9

Segment Results

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. Our results are reported under the following two segments: U.S. and International.

U.S.

The U.S. is our largest segment representing 78% of our core revenue for the year ended December 31, 2007, and 79% of our core revenue for each of the years ending December 31, 2006 and 2005.

The following table presents our U.S. core revenue by customer solution set and U.S. operating income for the years ended December 31, 2007, 2006 and 2005.

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)
Revenue:
Risk Management Solutions	$711.7	$684.7	$655.7
Sales & Marketing Solutions	389.5	355.8	331.5
E-Business Solutions	100.4	83.2	67.2
Supply Management Solutions	46.7	40.5	33.4

Core U.S. Revenue	$1,248.3	$1,164.2	$1,087.8

Operating Income	$466.0	$425.8	$405.5

Year ended December 31, 2007 vs. Year ended December 31, 2006

U.S. Overview

U.S. core revenue increased $84.1 million, or 7%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $84.1 million increase in core revenue for the year ended December 31, 2007 as compared to the year ended December 31, 2006, reflects:

Risk Management Solutions

•	A $27.0 million, or 4%, increase in Risk Management Solutions.

For the year ended December 31, 2007, Traditional Risk Management Solutions, which accounted for 77% of total U.S. Risk Management Solutions, increased 5%. The primary drivers of this growth were:

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

•	Higher purchase commitments from existing customers;

partially offset by:

•	A decrease in purchases of our older legacy solutions primarily due to our customers shifting to our subscription plan solutions; and

•	The expiration in April 2006 of our five-year licensing arrangement with Receivable Management Services, Inc.

For the year ended December 31, 2007, Value-Added Risk Management Solutions, which accounted for 23% of total U.S. Risk Management Solutions, increased 1%. The primary drivers of this growth were:

•	Higher purchases from our existing customers;

partially offset by:

•	A shift in product mix to our Preferred Pricing Agreement with DNBi subscription plans (as noted above); and

•	A decline in revenue as a result of the expiration in April 2006 of a five-year outsourcing arrangement entered into in connection with the five-year licensing arrangement referenced above.

We believe that we will continue to experience a greater percentage of sales on new solutions where revenue will be recognized in subsequent quarters. As a result, we believe that quarterly revenue will continue to be positively impacted by the recognition of deferred revenue from prior quarter sales, offset by the deferral of revenue from current sales into subsequent periods.

Sales & Marketing Solutions

•	A $33.7 million, or 10%, increase in Sales & Marketing Solutions.

For the year ended December 31, 2007, Traditional Sales & Marketing Solutions, which accounted for 39% of total U.S. Sales & Marketing Solutions, increased 3%. The increase was primarily driven by higher commitments from our existing customers, new customer acquisitions and revenue associated with our acquisition of the Education Division of Automation Research, Inc. d/b/a MKTG Services, which provided one percentage point of growth.

For the year ended December 31, 2007, Value-Added Sales & Marketing Solutions, which accounted for 61% of total U.S. Sales & Marketing Solutions, increased 14%. The increase was primarily driven by higher purchases from our existing customers resulting from our global business marketing information database powered by Acxiom’s grid computing platform.

E-Business Solutions

•

A $17.2 million, or 21%, increase in E-Business Solutions, primarily representing the results of Hoover’s. The increase was driven by continued growth in subscription revenue at Hoover’s and six percentage points of growth associated with our acquisition of First Research and AllBusiness.com, Inc.

Supply Management Solutions

•

A $6.2 million, or 15%, increase in Supply Management Solutions, on a small base. The increase was primarily driven by increased commitments from an existing customer base, and revenue associated with our acquisition of Open Ratings. The acquisition of Open Ratings contributed two percentage points of growth.

U.S. Operating Income

U.S. operating income for the year ended December 31, 2007 was $466.0 million, compared to $425.8 million for the year ended December 31, 2006, an increase of $40.2 million, or 10%. The increase in operating income was primarily attributed to:

•	An increase in U.S. revenue for the year ended December 31, 2007;

partially offset by:

•	Increased costs associated with our strategic investments; and

•	Increased costs associated with our recent acquisitions.

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

Operating Income

U.S. operating income for the year ended December 31, 2006 was $425.8 million, as compared to $405.5 million for the year ended December 31, 2005, an increase of $20.3 million, or 5%. The increase in operating income was primarily attributed to:

•	An increase in U.S. revenue for the year ended December 31, 2006; and

•	Lower costs as result of our reengineering efforts;

partially offset by:

•	Costs associated with our investments such as Acxiom (which increases the speed, data processing capacity and matching capabilities we provide our U.S. sales and marketing customers);

•	Higher pension costs and lower postretirement benefit income;

•	The effect of the adoption of SFAS No. 123R;

•	The impact of increased costs associated with data purchases from our D&B Worldwide Network; and

•	Increased costs associated with the acquisition of Open Ratings in the first quarter of 2006.

International

International represented 22% of our core revenue for the year ended December 31, 2007, and 21% of our core revenue for each of the years ending December 31, 2006 and 2005. The following table presents our International revenue by customer solution set and International operating income.

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)
Revenue:
Risk Management Solutions	$269.3	$244.4	$233.9
Sales & Marketing Solutions	70.0	56.4	51.3
E-Business Solutions	7.1	5.5	2.8
Supply Management Solutions	4.5	4.4	4.2

Core International Revenue	$350.9	$310.7	$292.2

Operating Income	$69.0	$74.6	$62.8

Year ended December 31, 2007 vs. Year ended December 31, 2006

International Overview

International core revenue increased $40.2 million, or 13% (5% increase before the effect of foreign exchange), for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

The establishment of our Huaxia/D&B China Joint Venture and the acquisition of substantially all of the assets of n2 Check Limited (“n2 Check”) in the UK contributed two percentage points of growth for the year ended December 31, 2007. In addition, the increase is primarily a result of:

•	The positive impact of foreign exchange;

•	Increased revenue from higher levels of project-oriented business primarily across our Asia Pacific, Italy and Benelux markets;

•	Increased revenue from our D&B Worldwide Network attributable to royalty payments, fulfillment services and product usage; and

•	The positive impact of the recognition of deferred revenue from prior quarter sales primarily in our Benelux market;

partially offset by:

•	Decreased usage in the UK market, primarily as a result of lower product usage from a key global customer.

International Customer Solution Sets

On a customer solution set basis, the $40.2 million increase in International core revenue for the year ended December 31, 2007, as compared to the year ended December 31, 2006, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $24.9 million, or 10% (2% increase before the effect of foreign exchange), reflecting:

For the year ended December 31, 2007, Traditional Risk Management Solutions, which accounted for 82% of International Risk Management Solutions, increased 5% (3% decrease before the effect of foreign exchange). The increase in Traditional Risk Management Solutions is primarily due to the positive impact of foreign exchange. Overall, Traditional Risk Management Solutions experienced:

•	Decreased usage in the UK market, primarily as a result of lower product usage from a key global customer;

partially offset by:

•	Increased revenue from members of our D&B Worldwide Network attributable to royalty payments, fulfillment services and product usage;

•	The positive impact of the recognition of deferred revenue from prior quarter sales primarily in our Benelux market; and

•	Increased product usage in our Asia Pacific market.

The establishment of our Huaxia/D&B China Joint Venture and the acquisition of substantially all of the assets of n2 Check in the UK contributed two percentage points of growth for the year ended December 31, 2007.

For the year ended December 31, 2007, Value-Added Risk Management Solutions, which accounted for 18% of International Risk Management Solutions, increased 44% (34% increase before the effect of foreign exchange) driven mainly by higher-value project-oriented business in our UK and Benelux markets, plus increased royalty payments from our D&B Worldwide Network.

Sales & Marketing Solutions

•	Sales & Marketing Solutions increased $13.6 million, or 24% (16% increase before the effect of foreign exchange), reflecting:

For the year ended December 31, 2007, Traditional Sales & Marketing Solutions, which accounted for 57% of International Sales & Marketing Solutions, increased 23% (14% increase before the effect of foreign exchange). The increase is primarily attributed to:

•	The positive impact of foreign exchange; and

•	Increased revenue from higher levels of project-oriented business in most International markets.

The establishment of our Huaxia/D&B China Joint Venture contributed five percentage points of growth for the year ended December 31, 2007.

For the year ended December 31, 2007, Value-Added Sales & Marketing Solutions, which accounted for 43% of International Sales & Marketing Solutions, increased 25% (19% increase before the effect of foreign exchange). The increase is primarily attributed to:

•	Higher levels of project-oriented business in our Asia Pacific and Benelux markets; and

•	The positive impact of foreign exchange.

E-Business Solutions

•	An increase in E-Business Solutions of $1.6 million, or 29% (20% increase before the effect of foreign exchange), on a small base.

Supply Management Solutions

•	An increase in Supply Management Solutions of $0.1 million, or 2% (7% decrease before the effect of foreign exchange), on a small base.

Operating Income

International operating income for the year ended December 31, 2007 was $69.0 million, compared to $74.6 million for the year ended December 31, 2006, a decrease of $5.6 million, or 8%, primarily due to:

•

Increased selling expenses primarily related to increased revenue and costs associated with our Huaxia/D&B China Joint Venture and the acquisition of substantially all of the assets of n2 Check in the UK;

•	Investment in new products, product enhancements and data purchases (excluding our UK market); and

•	Increased technology costs associated with our D&B Worldwide Network;

partially offset by:

•	An increase in core revenue;

•	Lower costs as a result of our reengineering efforts;

•	The positive impact of foreign exchange; and

•	Lower costs of data purchases within our UK market.

Year ended December 31, 2006 vs. Year ended December 31, 2005

International Overview

International core revenue increased $18.5 million, or 6% (both before and after the effect of foreign exchange), for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase is primarily a result of:

•	Increased revenue in our UK market, due in part to poor operating performance in the first half of 2005 and higher product usage in 2006 from a key global customer;

•	Increased revenue in our Asia Pacific markets due to a shift in the timing of a customer renewal from the fourth quarter of 2005 into the first quarter of 2006 and higher license fee revenue;

•	Increased revenue from our D&B Worldwide Network attributable to royalty payments, fulfillment services and product usage; and

•	Increased revenue from our E-Business Solutions primarily attributable to increased market penetration of our Hoover’s solution;

partially offset by:

•	A decline in our Traditional Risk Management Solutions.

International Customer Solution Sets

On a customer solution set basis, the $18.5 million increase in International core revenue for the year ended December 31, 2006, as compared to the year ended December 31, 2005, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $10.5 million, or 5% (4% increase before the effect of foreign exchange), reflecting:

For the year ended December 31, 2006, Traditional Risk Management Solutions, which accounted for 86% of International Risk Management Solutions, increased 4% (both before and after the effect of foreign exchange). We experienced increased revenue in our UK market due in part to poor operating performance in the first half of 2005 and higher product usage in 2006 from a key global customer. Also, we recognized increased revenue from our D&B Worldwide Network and increased license fee revenue from our Asia Pacific markets.

For the year ended December 31, 2006, Value-Added Risk Management Solutions, which accounted for 14% of International Risk Management Solutions, increased 8% (5% increase before the effect of foreign exchange) driven mainly by higher-value project-oriented business in certain of our International markets, partially offset by a loss in customers in our Italian market which resulted in lower renewals and lower project-oriented business.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $5.1 million, or 10% (both before and after the effect of foreign exchange), reflecting:

For the year ended December 31, 2006, Traditional Sales & Marketing Solutions, which accounted for 58% of International Sales & Marketing Solutions, increased 14% (15% increase before the effect of foreign exchange), reflecting a lower rate of cancellations in the first quarter of 2006 as compared to the prior year period and increased purchases from certain global customers in our Asia Pacific markets.

For the year ended December 31, 2006, Value-Added Sales & Marketing Solutions, which accounted for 42% of International Sales & Marketing Solutions, increased 6% (3% increase before the effect of foreign exchange) due primarily to royalty revenue from our D&B Worldwide Network, a shift in the timing of a customer renewal from the fourth quarter of 2005 into the first quarter of 2006 and an increase in purchases by customers in our Asia Pacific markets. This increase was partially offset by lower project-oriented business.

E-Business Solutions

•

An increase in E-Business Solutions of $2.7 million, or 97% (96% increase before the effect of foreign exchange). The increase is primarily attributed to increased market penetration of our Hoover’s solutions to customers in Europe and Canada.

Supply Management Solutions

•	An increase in Supply Management Solutions of $0.2 million, or 3% (4% increase before the effect of foreign exchange).

Operating Income

International operating income for the year ended December 31, 2006 was $74.6 million, compared to $62.8 million for the year ended December 31, 2005, an increase of $11.8 million, or 19%, primarily due to:

•	An increase in core revenue;

•	Increased data sales to our U.S. segment;

•

Increased costs in 2005 related to the investigation and final resolution of the dispute on the sale of our French business with no comparable costs in 2006 and generally lower legal costs in 2006; and

•	Lower costs as a result of our reengineering efforts;

partially offset by:

•	Increased selling expenses related to increased revenue; and

•	The impact of increased costs associated with data purchases from our D&B Worldwide Network.

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

On September 30, 2005 and February 10, 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the below referenced debt issuance. These transactions were accounted for as cash flow hedges, and as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in “Accumulated Other Comprehensive Income.” In connection with the issuance of senior notes (the “2011 notes”), these interest rate derivative transactions were terminated, resulting in proceeds of approximately $5.0 million at the date of termination. The proceeds are recorded in “Accumulated Other Comprehensive Income” and will be amortized over the life of the 2011 notes.

In connection with the $300 million, five-year, fixed-rate notes which matured in March 2006, we entered into fixed to floating (LIBOR rate indexed) interest rate swap agreements in the third quarter of 2001 with a notional principal amount totaling $100 million, and designated these swaps as fair-value hedges against the long-term, fixed-rate notes. The arrangement was considered a highly effective hedge, and therefore the accounting for these hedges has no impact on earnings. The changes in the fair value of the hedge and the designated portion of the notes were reflected in our consolidated balance sheets. In March 2006, we issued the 2011 notes, bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our existing $300 million notes, bearing interest at a fixed annual rate of 6.625%, which matured on March 15, 2006. The swap agreements also expired in March 2006 contemporaneous with the note repayment.

In January 2008, we entered into a series of rate locks with a notional value of $400 million to hedge treasury rate volatility in anticipation of a future debt issuance.

At December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007, and then entered into a new $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. At December 31, 2007 and December 31, 2006, we had $425.3 million and $159.5 million of floating-rate debt outstanding under the $500 million facility and $300 million facility, respectively.

A 0.1 basis point increase/decrease in the weighted average interest rate on our outstanding debt during the year ended December 31, 2007, would result in an incremental increase/decrease in annual interest expense of approximately $2.8 million.

On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. See Note 18 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Foreign Exchange Risk Management

We have numerous offices in countries outside the U.S. and conduct operations in various countries through minority equity investments and strategic relationships with local players. Our International operations generated approximately 22% and 21% of our core revenue for the years ended December 31, 2007 and 2006, respectively. Approximately 35% and 31% of our assets as of December 31, 2007 and 2006, respectively, were located outside the U.S.

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

At December 31, 2007 and December 31, 2006, there were $54.1 million and $25.4 million in option contracts outstanding. At December 31, 2007 and 2006, we had a notional amount of approximately $185.4 million and $184.5 million, respectively, of foreign exchange forward contracts outstanding that offset foreign currency denominated intercompany loans. Gains and losses associated with these contracts were $0.4 million and $0.4 million, respectively, at December 31, 2007, $0.4 million and $0.9 million, respectively, at December 31, 2006, and $0.2 million and $0.5 million, respectively, at December 31, 2005.

If exchange rates on average were to increase 10% from year-end levels, without the benefit of having hedging activities, the unrealized loss would be approximately $15.1 million. If exchange rates on average were to decrease 10% from year-end levels, without the benefit of having hedging activities, the unrealized gain would be approximately $18.4 million. However, the estimated potential gain and loss on these contracts is expected to be substantially offset by changes in the dollar value of the underlying transactions.

Liquidity and Financial Position

In connection with our focus on delivering Total Shareholder Return (“TSR”), we will remain disciplined in the use of our shareholders’ cash, maintaining three key priorities for the use of this cash:

•	First, making ongoing investments in the business to drive growth;

•	Second, acquisitions that we believe will be value-accretive to enhance our capabilities and accelerate our growth; and

•	Third, continuing to return cash to shareholders.

We believe that cash provided by operating activities, supplemented as needed with readily available financing arrangements, is sufficient to meet our short-term needs, including the cash cost of restructuring charges, transition costs, contractual obligations and contingencies (see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), excluding the legal matters identified in said note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on TSR. We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. Such borrowings would be supported by our credit facility, when needed.

The following discussions are on a continuing operations basis and therefore exclude the results of the Italian real estate business. See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities was $384.6 million, $290.8 million and $261.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Year ended December 31, 2007 vs. Year ended December 31, 2006

Net cash provided by operating activities increased by $93.8 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was primarily driven by:

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses;

•	Increased collections resulting from the timing of sales. Fourth quarter sales in 2007 occurred earlier in the quarter as compared to sales later in the fourth quarter of 2006;

•

A lower SFAS 123R windfall reclassification from net cash flows from operating activities to cash flows from financing activities for the year ended December 31, 2007, as compared to the year ended December 31, 2006, due to a decrease in the volume of stock option exercises in the current period;

•

A decline in our other long-term assets primarily due to a deposit made to the IRS in 2006 to stop the accrual of statutory interest on potential tax deficiencies related to the legacy tax matters discussed in Note 13—Contingencies (Tax Matters) to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K partially offset by higher 2007 pension income; and

•	Timing of payments of accounts payable and accrued liabilities (e.g., royalty, relocation, our D&B Worldwide Network and data related expenses);

partially offset by:

•	An increase in restructuring payments compared to the prior period.

Year ended December 31, 2006 vs. Year ended December 31, 2005

Net cash provided by operating activities increased by $29.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was primarily driven by:

•	Lower tax payments as a result of the settlement of a certain legacy tax matter in 2005;

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses;

•	An increase in deferred revenue resulting from higher sales and the collection of a third-party receivable; and

•	Lower restructuring payments compared to the prior period;

partially offset by:

•

An increase in our other long-term assets in 2006 primarily due to a deposit made to the IRS in order to stop the accrual of statutory interest on potential tax deficiencies related to the legacy tax matters as discussed above;

•

The implementation of SFAS No. 123R required the benefits of tax deductions in excess of the tax impact of recognized compensation expense to be reported as financing activities from continuing operations cash flow, rather than as operating activities from continuing operations cash flow. As a result, this requirement reduced net operating activities from continuing operations cash flows and increased net financing activities from continuing operations cash flows by $39.6 million for the year ended December 31, 2006. Included in the $39.6 million, was $19.2 million associated with the exercise of 1.0 million Moody’s stock options;

•	An increase in accounts receivable as a result of higher sales in the fourth quarter of 2006 as well as the extension of longer terms to customers as compared to the prior year period; and

•	A decrease in accounts payable due to the timing of payments.

Cash Provided by (Used in) Investing Activities from Continuing Operations

Net cash used in investing activities was $216.4 million for the year ended December 31, 2007, as compared to net cash provided by investing activities of $48.1 million for the year ended December 31, 2006. Net cash used in investing activities was $52.2 million for the year ended December 31, 2005.

Year ended December 31, 2007 vs. Year ended December 31, 2006

Net cash used in investing activities was $216.4 million for the year ended December 31, 2007, as compared to cash provided by investing activities of $48.1 million for the year ended December 31, 2006. The $264.5 million decrease primarily reflects the following activities:

•

During the year ended December 31, 2007, in connection with our initiatives to drive long-term growth, we spent $146.5 million on acquisitions/joint ventures and other investments, net of cash acquired, as compared to $9.6 million, net of cash acquired, during the year ended December 31, 2006. See Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information;

•

During the year ended December 31, 2006, we had net redemptions of marketable securities of $109.4 million. We did not have any investments or redemptions of marketable securities during the year ended December 31, 2007; and

•

Capital expenditures and additions to computer software and other intangibles increased $19.9 million for the year ended December 31, 2007 as compared to December 31, 2006. This increase was primarily driven by increased investments, such as DNBi, DUNSRight Quality Process and Acxiom in our U.S. segment and our capital investments, primarily for enhancements in the D&B Worldwide Network in our International segment.

Year ended December 31, 2006 vs. Year ended December 31, 2005

Net cash provided by investing activities totaled $48.1 million for the year ended December 31, 2006, compared with net cash used in investing activities of $52.2 million for the year ended December 31, 2005. The $100.3 million increase primarily reflects the following activities:

•

During the year ended December 31, 2006, we had $109.4 million of net redemptions in short-term marketable securities, as compared to a net increase in our investment in marketable securities of $26.8 million during the year ended December 31, 2005;

•

During the year ended December 31, 2006, we spent $9.6 million on acquisitions and other investments, net of cash acquired, compared to $16.8 million, net of cash acquired, during the year ended December 31, 2005;

•	In 2005, we received net proceeds from divestitures and the sale of an investment in South Africa; and

•

Capital expenditures and additions to computer software and other intangibles increased $24.3 million for the year ended December 31, 2006 as compared to December 31, 2005. This increase was driven by our

U.S. segment due to increased investments in our DUNSRight Quality Process, DNBi, our interactive web-based subscription products, as well as in our International segment, where the majority of capital investments were primarily for a new UK facility and the D&B Worldwide Network.

Cash Used in Financing Activities from Continuing Operations

Net cash used in financing activities was $143.0 million, $431.5 million and $240.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. As set forth below for all these years, these changes primarily relate to share repurchases, spin-off obligations, payments of dividends, stock-based proceeds from stock option exercises, contractual obligations and net borrowings under our credit facility.

Share Repurchases

During the year ended December 31, 2007, we repurchased 4.5 million shares of common stock for $408.5 million under our share repurchase programs. The share repurchases are comprised of the following programs:

•

In May 2007, our Board of Directors approved a new $200 million, one-year share repurchase program, which began in July 2007 upon the completion of the then existing $200 million program. We purchased 1.9 million shares of common stock for $173.2 million under the new $200 million program during the year ended December 31, 2007. This program was completed in February 2008;

•

In August 2006, our Board of Directors approved a $200 million, one-year share repurchase program which began in October 2006. We repurchased 1.4 million shares of common stock for $125.0 million under this program during the year ended December 31, 2007. This program was completed in July 2007; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 1.2 million shares of common stock for $110.3 million during the year ended December 31, 2007. This program expires in August 2010.

During the year ended December 31, 2006, we repurchased 8.9 million shares of common stock for $662.7 million. The share repurchases are comprised of the following programs:

•

In January 2006, our Board of Directors approved an additional $100 million to our then existing $400 million, two-year share repurchase program announced in February 2005. We repurchased 4.2 million shares of common stock for $300.0 million under this program during the year ended December 31, 2006. This program was completed in September 2006;

•

In August 2006, our Board of Directors approved a $200 million, one-year share repurchase program which began in October 2006. During the year ended December 31, 2006, we repurchased 0.9 million shares of common stock for $75.0 million under this share repurchase program;

•

In July 2003, our Board of Directors approved a three-year, six million share repurchase program to mitigate dilution under our stock incentive plans and ESPP. This program was completed in August 2006. We repurchased 2.7 million shares of common stock for $199.8 million under this program during the year ended December 31, 2006; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 1.1 million shares of common stock for $87.9 million during the year ended December 31, 2006.

During the year ended December 31, 2005, we repurchased 4.7 million shares of common stock for $295.6 million. The share repurchases are comprised of the following programs:

•

In February 2005, our Board of Directors approved a $400 million, two-year share purchase program. We repurchased 3.2 million shares of common stock for $200.0 million under this program during the year ended December 31, 2005; and

•

In July 2003, our Board of Directors approved a three-year, six million share repurchase program to mitigate dilution under our stock incentive plans and ESPP. We repurchased 1.5 million shares of common stock for $95.6 million under this program during the year ended December 31, 2005.

Spin-off Obligations

As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s and D&B entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). During the year ended December 31, 2007, we did not make a payment to Moody’s/the Dun & Bradstreet Corporation (“D&B2”) under the TAA.

We made payments of $20.9 million and $9.2 million to Moody’s/D&B2 during the years ended December 31, 2006 and 2005, respectively, under the TAA which was fully accrued as of December 31, 2005. See “Future Liquidity—Sources and Uses of Funds” for further details.

Dividends

The total amount of dividends paid during the year ended December 31, 2007 was $58.4 million. We did not pay any dividends on our common stock during the years ended December 31, 2006 and 2005.

Stock-based Programs

For the year ended December 31, 2007, net proceeds from stock-based awards were $31.3 million compared to $50.5 million for the year ended December 31, 2006. The decrease was primarily attributed to a decrease in the volume of stock option exercises in the 2007 as compared to the prior period.

In addition, the implementation of SFAS No. 123R, effective January 1, 2006, requires the benefits of tax deductions in excess of the tax impact of recognized compensation expense to be reported as financing activities from continuing operations cash flow, rather than as operating activities from continuing operations cash flow. This requirement reduced net operating activities from continuing operations cash flows and increased financing activities from continuing operations cash flows by $26.4 million for the year ended December 31, 2007 and $39.6 million for the year ended December 31, 2006. Included in the $26.4 million and $39.6 million, was $9.7 million and $19.2 million associated with the exercise of 0.6 million and 1.0 million Moody’s stock options for the years ended December 31, 2007 and 2006, respectively.

For the year ended December 31, 2006, net proceeds from stock-based awards were $50.5 million compared to $64.5 million for the year ended December 31, 2005. The decrease was primarily attributed to fewer stock options being exercised partially offset by an increase in the weighted average exercise price of stock options exercised.

Contractual Obligations

Debt

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011, bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes bearing interest at a fixed annual rate of 6.625%, payable semi-annually, which matured in March 2006. We did not issue any debt during the year ended December 31, 2007.

Credit Facility

At December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007 and entered into a $500 million, five-year credit facility. On April 19, 2007, we borrowed $182.7 million under our $500 million credit facility and utilized such proceeds to pay down the amounts outstanding under our then existing $300 million credit facility immediately prior to termination. The $500 million credit facility will provide us the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. At December 31, 2007, we had $425.3 million of borrowings outstanding under the $500 million credit facility. At December 31, 2006, we had $159.5 million of borrowings outstanding under the $300 million credit facility.

On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility bringing the total facility to $650 million. See Note 18 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Future Liquidity—Sources and Uses of Funds

Contractual Cash Obligations

The following table quantifies, as of December 31, 2007, our contractual obligations that will require the use of cash in the future.

Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter	All Other
	(Amounts in millions)
Long-Term Debt(1)	$724.8	$—	$—	$—	$299.5	$425.3	$—	$—
Operating Leases(2)	$139.0	$29.1	$22.9	$19.3	$17.3	$15.5	$34.9	$—
Obligations to Outsourcers(3)	$453.8	$114.8	$109.4	$93.7	$89.7	$45.9	$0.3	$—
Pension and Other Postretirement Benefits Payments/Contributions(4)	$921.4	$34.5	$36.2	$38.0	$44.8	$34.8	$733.1	$—
Spin-off Obligation(5)	$19.9	$19.9	$—	$—	$—	$—	$—	$—
Unrecognized Tax Benefits(6)	$90.6	$—	$—	$—	$—	$—	$—	$90.6

(1)	$299.5 million represents our senior notes with a face value of $300 million that mature in March 2011, net of a $0.5 million discount, bearing interest at a fixed annual rate of 5.50%, payable semi-annually. $425.3 million represents our borrowings outstanding under our bank credit facility at short-term interest rates.

(2)	Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three years and five years, respectively. These computer and other equipment leases are frequently renegotiated or otherwise changed as the lease terms expire and as advancements in computer technology present opportunities to lower costs and improve performance.

(3)	In July 2002, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”) under a 10-year agreement, which we may terminate for a fee at any time and under certain conditions. Under the terms of the agreement, CSC is responsible for the data center operations, technology help desk, network management functions and for certain application development and maintenance in the U.S. and UK. For the year ended December 31, 2007, we incurred $80.4 million under this contract and have a remaining commitment of approximately $343 million. The obligation under the contract is based on our historical and expected future level of usage and volume. If our future volume changes, payments under the contract could vary up or down based on specified formulas. Charges are subject to increases to partially offset inflation.

In December 2003, we signed a three-year agreement with ICT Group, Inc. (“ICT”), effective January 2004, to outsource certain marketing call center activities, which contains two renewal options for up to a one-year period. The agreement was amended effective September 2007 to be extended through 2011. Under the terms of the agreement, ICT will be responsible for performing certain marketing and credit-calling activities previously performed by D&B’s own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year. For the year ended December 31, 2007, we incurred $4.5 million under this contract and have a remaining commitment of approximately $12 million.

In October 2004, we signed a seven-year outsourcing agreement with International Business Machines Corporation (“IBM”). Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery, customer service and financial processes to IBM. We may terminate this agreement for a fee at any time. For the year ended December 31, 2007, we incurred $30.7 million under this contract and have a remaining commitment of approximately $49 million.

In July 2006, we signed four-year product and technology outsourcing agreements with Acxiom Corporation in order to significantly increase the speed, data processing capacity and matching capabilities we provide our U.S. sales and marketing customers. For the year ended December 31, 2007, we incurred fulfillment costs of $6.6 million and have a remaining commitment of approximately $16 million.

(4)	Represents projected contributions to our non-U.S. defined benefit plans as well as projected benefit payments related to our unfunded plans, including the U.S. Non-Qualified Plans and our postretirement benefit plan. We do not expect to make any contributions to our U.S. Qualified Plan. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of 2007 and include benefits attributable to estimated future employee service. A closed group approach is used in calculating the projected benefit payments, assuming only the participants who are currently in the valuation population are included in the projection and the projected benefits continue for up to approximately 99 years.

(5)	As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s/D&B2 and D&B entered into a TAA. Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual who exercised the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that under the circumstances applicable to us the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options). We have filed tax returns for 2001 through 2006, and made estimated tax deposits for 2007, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to tax years 2003 to 2007 of approximately $19.9 million in the aggregate for such years. This potential reimbursement would be accounted for as a reduction to shareholders’ equity. During the year ended December 31, 2006, we made a payment of $20.9 million to Moody’s/D&B2 under the TAA that was fully accrued for as of December 31, 2005. During the year ended December 31, 2007, we did not make a payment to Moody’s/D&B2. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of December 31, 2007, current and former employees of D&B held 0.6 million Moody’s stock options. These stock options had a weighted average exercise price of $11.66 and a remaining, weighted average contractual life of one and a half years. All of these stock options are currently exercisable.

(6)	We adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” or “FIN 48,” as of January 1, 2007. We have a total amount of unrecognized tax benefits of $131.8 million for the year ending December 31, 2007. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $90.6 million. As we can not make reliable estimates regarding the timing of the cash flows by period, we have included FIN 48 liabilities within the “All Other” column in the table above.

Capital Structure

Every year we examine our capital structure and review our plans. During 2008, in connection with our focus on TSR, we anticipate continued share repurchases and have initiated a quarterly cash dividend of $0.30 per share payable on March 17, 2008, to shareholders of record on the close of business on February 29, 2008, as approved by our Board of Directors in December 2007.

We believe that cash provided by operating activities, supplemented as needed with readily available financing arrangements, is sufficient to meet our short-term needs, including the cash cost of restructuring charges, transition costs, contractual obligations and contingencies, excluding the legal matters identified herein for which exposures cannot be estimated.

As we execute our long-term TSR strategy, which contemplates strategic acquisitions, we may require or consider additional financing to fund our TSR strategy. We regularly evaluate market conditions, our liquidity profile and various financing alternatives for opportunities to enhance our capital structure. While we feel confident that such financing arrangements are available to us, there can be no guarantee that we will be able to access new sources of liquidity when required.

On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. See Note 18 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

In January 2008, we entered into a series of rate locks with a notional value of $400 million to hedge treasury rate volatility in anticipation of a future debt issuance.

Share Repurchases and Dividends

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, our Board of Directors approved in August 2006, a new four-year, five million share repurchase program. During the year ended December 31, 2007, we repurchased 1.2 million shares of common stock for $110.3 million under this program with 2.7 million shares remaining to be repurchased.

In May 2007, our Board of Directors approved a new $200 million, one-year share repurchase program, which commenced in July 2007. During the year ended December 31, 2007, we repurchased 1.9 million shares of common stock for $173.2 million under this new program with $26.8 million remaining available for purchases as of such date.

In December 2007, our Board of Directors approved a new $400 million, two-year share repurchase program. The new $400 million program began in February 2008, upon the completion of the existing $200 million program which had $26.8 million remaining as of December 31, 2007. We anticipate that the new $400 million program will be completed within twenty-four months of its commencement.

In December 2007, our Board of Directors approved the declaration of a $0.30 per share for the first quarter of 2008. This cash dividend is payable on March 17, 2008, to shareholders of record at the close of business on February 29, 2008.

Potential Payments in Tax and Legal Matters

We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in these matters.

Financial Flexibility Program

An integral component of our strategy is creating financial flexibility to fund investments for growth and to create shareholder value.

Through our Financial Flexibility Program we continually and systematically seek ways to improve our performance in terms of quality and cost. Specifically, we seek to eliminate, standardize, consolidate and automate our business functions. As a part of each program, we have incurred a restructuring charge, which generally consists of, among other things, employee severance and termination costs. We also have incurred transition costs, which generally consist of other costs necessary to accomplish the process changes such as consulting fees, cost of temporary workers, relocation costs and stay bonuses.

Our 2008 Financial Flexibility Program, which was approved on January 24, 2008, builds on efforts initiated in 2007 to reduce significantly the complexity of our business, a process that we anticipate continuing over the next several years. Specifically, in 2008, we will continue to address complexity reduction and create financial flexibility through several initiatives including the following:

•

Enhancing Organizational Effectiveness: this initiative is intended to reduce organizational complexity and improve the efficiency of how we are organized and how we operate as a business by continuing to address spans of control, consolidating like functions and eliminating non-essential activities;

•

Simplifying our Products and Technology: this initiative is intended to simplify the various platforms and products we offer our customers and moving to fewer and easier to use web-based platforms like DNBi and Hoover’s and eliminating and consolidating systems and technology infrastructure;

•

Streamlining Data Collection and Product Ordering: this initiative is intended to standardize and automate processes to drive efficiencies and quality to support our overall DUNSRight data strategy; and

•

Improving Overall Business Effectiveness: this initiative is intended to improve the efficiencies of our operations by centralizing management of key cost drivers, vendor consolidation and contract renegotiation. In addition, we are focusing on driving revenue growth by reducing the non-selling time of our sales force, enhancing our new customer acquisition activities and go-to-market approaches.

On an annualized basis, the actions under our 2008 Financial Flexibility Program are expected to create $75 million to $80 million of financial flexibility, of which approximately $60 million to $65 million will be generated in 2008, before any transition costs and restructuring charges and before any reallocation of savings generated by the initiatives. We expect all actions under our 2008 program to be completed by December 2008. To implement these initiatives we expect to incur transition costs of approximately $13 million to $15 million in 2008.

In addition, we expect to incur restructuring charges totaling $20 million to $25 million pre-tax, of which $18 million to $23 million relate to severance, approximately $1 million relate to lease termination obligations and approximately $1 million relate to other exit costs in 2008.

Approximately $30 million to $40 million of these transition costs and restructuring charges are expected to result in cash expenditures. As a result of this financial flexibility program we expect that approximately 300-350 positions will be eliminated globally.

Pension Plan and Postretirement Benefit Plan Contribution Requirements

For financial statement reporting purposes, the funded status of our pension plans, as determined in accordance with GAAP, had a surplus of $274.7 million for the U.S. Qualified Plan, a deficit of $217.1 million for the U.S. Non-Qualified Plans, and a deficit of $60.0 million for the non-U.S. plans at December 31, 2007, as compared to a surplus of $199.0 million, a deficit of $235.0 million, and a deficit of $106.0 million, respectively for such plans, at December 31, 2006. The improvement in the funded status of the U.S. plans was primarily due to a higher discount rate at December 31, 2007 and the curtailment impact associated with the plan freeze in 2007. The improvement was negatively impacted by a change in mortality table assumption for our U.S. plans. The improvement in funded status of the non-U.S. plans was primarily due to a lower projected benefit obligation at December 31, 2007, primarily driven by a higher discount rate. See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

For funding purposes, as governed by the Internal Revenue Service regulations, we are not required to contribute to the U.S. Qualified Plan, the largest of our six plans, in 2008 as the plan was considered “fully funded” under the provisions of the Internal Revenue Code for the 2007 plan year.

In August 2006, the Pension Protection Act of 2006 (“PPA 2006”) was signed into law. One of the principal changes under this legislation relates to the way assets and liabilities are valued to determine required pension contributions. The majority of the changes are effective in 2008. At the current date, there are still factors that need to be clarified or defined in the guidance by the regulatory bodies to fully analyze the impact of PPA 2006 on our plans. Based on the current understanding of the legislative changes, if the U.S. Qualified Plan asset returns are flat and the assets decline by the amount of benefits paid to plan participants, and all other factors affecting when contributions are required remain the same, we would not be required to make contributions to this plan until 2012. If plan assets appreciate between now and 2012, the need to make a required contribution would be delayed beyond 2012. If plan assets depreciate between now and 2012, we could be required to make contributions sooner than 2012.

We expect to continue to make cash contributions to our other pension plans during the year ended December 31, 2008. The expected 2008 contribution is approximately $23.5 million, compared to $30.9 million in 2007. In addition, we expect to make benefit payments related to our postretirement benefit plan of approximately $11.0 million during the year ended December 31, 2008, compared to $13.4 million during the year ended December 31, 2007. See the Contractual Cash Obligations table above for projected contributions and benefit payments beyond 2008.

In addition, we expect 2008 cash contributions to the 401(k) Plan to be approximately $21.0 million compared to $12.0 million in 2007.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. Additionally, we have not engaged in any significant related-party transactions.

Forward-Looking Statements

We may from time-to-time make written or oral “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in filings with the Securities and Exchange Commission, in reports to shareholders and in press releases and investor Web casts. These forward-looking statements can be identified by the use of words like “anticipates,” “aspirations,” “believes,” “continues,” “estimates,” “expects,” “goals,”

“guidance,” “intends,” “plans,” “projects,” “strategy,” “targets,” “commits,” “will” and other words of similar meaning. They can also be identified by the fact that they do not relate strictly to historical or current facts.

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

The following important factors could cause actual results to differ materially from those projected in such forward-looking statements:

•

We rely significantly on third parties to support critical components of our business model in a continuous and high quality manner, including third-party data providers, strategic third-party members in our D&B Worldwide Network, and third parties with whom we have outsourcing arrangements;

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

•	Our ability to maintain the integrity of our brand and reputation, which we believe are key assets and competitive advantages;

•	Our ability to renew large contracts, the related revenue recognition and the timing thereof may impact our results of operations from period-to-period;

•

Our results are subject to the effects of foreign economies, exchange rate fluctuations, legislative or regulatory requirements, such as the adoption of new or changes in accounting policies and practices, including pronouncements by the Financial Accounting Standards Board or other standard setting bodies, and the implementation or modification of fees or taxes that we must pay to acquire, use, and/or redistribute data;

•	Our ability to introduce new Web-based solutions or services in a seamless way and without disruption to existing solutions such as DNBi;

•

Our ability to acquire and successfully integrate other complementary businesses, products and technologies into our existing business, without significant disruption to our existing business or to our financial results;

•

The continued adherence by third-party members of our D&B Worldwide Network to our data quality standards, our brand and communication standards and to the terms and conditions of our commercial services arrangements;

•	Our future success requires that we attract and retain qualified personnel, including members of our sales force, in regions throughout the world;

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

•

Our ability to successfully implement our Blueprint for Growth Strategy requires that we successfully reduce our expense base through our Financial Flexibility initiatives, and reallocate certain of the expense-base reductions into initiatives that produce desired revenue growth;

•	We are involved in various tax matters and legal proceedings, the outcomes of which are unknown and uncertain with respect to the impact on our cash flow and profitability;

•	Our ability to repurchase shares is subject to market conditions, including trading volume in our stock, and our ability to repurchase shares in accordance with applicable securities laws; and

•

Our projection for free cash flow is dependent upon our ability to generate revenue, our collection processes, customer payment patterns, the timing and volume of stock option exercises and the amount and timing of payments related to the tax and other matters and legal proceedings in which we are involved.

We elaborate on the above list of important factors throughout this document and in our other filings with the SEC, particularly in the discussion of our Risk Factors in Item 1A. of this Annual Report on Form 10-K. It should be understood that it is not possible to predict or identify all risk factors. Consequently, the above list of important factors and the Risk Factors discussed in Item 1A. of this Annual Report on Form 10-K should not be considered to be a complete discussion of all of our potential trends, risks and uncertainties. Except as otherwise required by federal securities laws, we do not undertake any obligation to update any forward-looking statement we may make from time-to-time.

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

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation of the consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the consolidated financial statements reasonably present our financial position and results of operations in conformity with generally accepted accounting principles in the United States of America. Management also has included in the consolidated financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

An independent registered public accounting firm audits our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and their report is provided herein.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management designed our internal control systems in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of The Dun & Bradstreet Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation at December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing on page 65. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 5, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” In addition, as discussed in Notes 2, 10 and 11, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and SFAS No. 123R, “Share-Based Payments,” in 2006.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 25, 2008

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions, except per share data)
Revenues	$1,599.2	$1,474.9	$1,380.0

Operating Expenses	430.4	410.9	355.8
Selling and Administrative Expenses	671.5	612.7	594.3
Depreciation and Amortization	46.6	32.1	34.6
Restructuring Charge	25.1	25.5	30.7

Operating Costs	1,173.6	1,081.2	1,015.4

Operating Income	425.6	393.7	364.6

Interest Income	7.3	7.3	10.6
Interest Expense	(28.3)	(20.3)	(21.1)
Other Income (Expense)—Net	21.7	(0.3)	0.8

Non-Operating Income (Expense)—Net	0.7	(13.3)	(9.7)

Income from Continuing Operations Before Provision for Income Taxes	426.3	380.4	354.9
Provision for Income Taxes	135.8	142.1	133.1
Minority Interest Income (Expense)	0.9	—	—
Equity in Net Income of Affiliates	1.3	0.4	0.7

Income from Continuing Operations	$292.7	$238.7	$222.5

Income (Loss) from Discontinued Operations, Net of Income Taxes of $5.2, $4.7 and $0.5 for the Years Ended December 31, 2007, 2006 and 2005, respectively	5.4	2.0	(1.3)

Net Income	$298.1	$240.7	$221.2

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$5.03	$3.77	$3.33
Income (Loss) from Discontinued Operations	0.09	0.04	(0.02)

Net Income	$5.12	$3.81	$3.31

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$4.90	$3.67	$3.21
Income (Loss) from Discontinued Operations	0.09	0.03	(0.02)

Net Income	$4.99	$3.70	$3.19

Weighted Average Number of Shares Outstanding—Basic	58.3	63.2	66.8

Weighted Average Number of Shares Outstanding—Diluted	59.8	65.1	69.4

Cash Dividends Paid per Common Share	$1.00	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$175.8	$127.7
Accounts Receivable, Net of Allowance of $19.0 at December 31, 2007 and $20.3 at December 31, 2006	445.6	398.4
Other Receivables	9.9	10.3
Prepaid Taxes	0.9	47.9
Deferred Income Tax	18.5	8.3
Current Assets from Discontinued Operations Held for Sale	40.6	29.1
Other Current Assets	27.0	23.3

Total Current Assets	718.3	645.0

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $141.6 at December 31, 2007 and $142.0 at December 31, 2006	50.3	50.5
Prepaid Pension Costs	275.2	199.0
Computer Software, Net of Accumulated Amortization of $334.5 at December 31, 2007 and $322.5 at December 31, 2006	87.9	53.6
Goodwill	343.8	225.0
Deferred Income Tax	41.7	105.6
Deposit	16.8	39.8
Other Receivables	42.7	—
Assets from Discontinued Operations Held for Sale	—	6.6
Other Non-Current Assets	82.1	35.0

Total Non-Current Assets	940.5	715.1

Total Assets	$1,658.8	$1,360.1

LIABILITIES
Current Liabilities
Accounts Payable	$30.5	$37.3
Accrued Payroll	125.5	127.0
Accrued Income Tax	14.4	1.9
Current Liabilities from Discontinued Operations Held for Sale	31.0	22.2
Short-Term Debt	—	0.1
Other Accrued and Current Liabilities (Note 15)	177.3	150.3
Deferred Revenue	531.3	466.7

Total Current Liabilities	910.0	805.5

Pension and Postretirement Benefits	350.5	414.7
Long-Term Debt	724.8	458.9
Liabilities for Unrecognized Tax Benefits	79.3	54.4
Liabilities from Discontinued Operations Held for Sale	—	4.5
Other Non-Current Liabilities	30.7	21.2

Total Liabilities	2,095.3	1,759.2

Contingencies (Note 13)

Minority Interest Liability	3.6	—

Shareholders’ Equity
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized—0.5 shares; outstanding—none	—	—
Preferred Stock, $0.01 par value per share, authorized—9.5 shares; outstanding—none	—	—
Series Common Stock, $0.01 par value per share, authorized—10.0 shares; outstanding—none	—	—
Common Stock, $0.01 par value per share, authorized—200.0 shares; issued—81.9 shares	0.8	0.8
Capital Surplus	196.4	186.8
Retained Earnings	1,320.7	1,132.2
Treasury Stock, at cost, 25.1 shares at December 31, 2007 and 21.8 shares at December 31, 2006	(1,603.8)	(1,265.9)
Accumulated Other Comprehensive Income (Loss)	(354.2)	(453.0)

Total Shareholders’ Equity	(440.1)	(399.1)

Total Liabilities and Shareholders’ Equity	$1,658.8	$1,360.1

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$298.1	$240.7	$221.2
Less: Net Income (Loss) from Discontinued Operations	5.4	2.0	(1.3)

Net Income from Continuing Operations	$292.7	$238.7	$222.5
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	46.6	32.1	34.6
Amortization of Unrecognized Pension Loss	15.9	—	—
Gain (Loss) from Sales of Businesses	(19.9)	—	(0.6)
Income Tax Benefit from Stock-Based Awards	33.8	49.5	74.7
Excess Tax Benefit on Stock-Based Awards	(26.4)	(39.6)	—
Equity-Based Compensation	25.9	20.8	11.9
Restructuring Charge	25.1	25.5	30.7
Restructuring Payments	(31.2)	(21.1)	(31.9)
Deferred Income Taxes, Net	(38.7)	0.4	0.2
Accrued Income Taxes, Net	88.4	41.8	(43.3)
Changes in Current Assets and Liabilities:
Increase in Accounts Receivable	(30.0)	(43.3)	(18.0)
Net Increase in Other Current Assets	(4.1)	(1.8)	(5.5)
Increase in Deferred Revenue	44.3	44.1	37.4
Decrease in Accounts Payable	(5.4)	(9.2)	(2.2)
Net Increase in Accrued Liabilities	16.1	8.3	10.2
Net Decrease in Other Accrued and Current Liabilities	(0.1)	(3.6)	(6.4)
Changes in Non-Current Assets and Liabilities:
Net Increase in Other Long-Term Assets	(28.1)	(40.6)	(18.4)
Net Decrease in Long-Term Liabilities	(16.2)	(11.9)	(34.7)
Net, Other Non-Cash Adjustments	(4.1)	0.7	0.2

Net Cash Provided by Operating Activities from Continuing Operations	384.6	290.8	261.4
Net Cash Provided by Operating Activities from Discontinued Operations	9.3	14.1	0.1

Net Cash Provided by Operating Activities	393.9	304.9	261.5

Cash Flows from Investing Activities:
Investments in Marketable Securities	—	(149.6)	(225.6)
Redemptions of Marketable Securities	—	259.0	198.8
Proceeds from Sales of Businesses, Net of Cash Divested	2.0	0.8	16.5
Payments for Acquisitions of Businesses, Net of Cash Acquired	(146.5)	(9.6)	(16.8)
Cash Settlements of Foreign Currency Contracts	(0.3)	(0.8)	2.0
Capital Expenditures	(13.7)	(11.6)	(5.7)
Additions to Computer Software and Other Intangibles	(58.4)	(40.6)	(22.2)
Net, Other	0.5	0.5	0.8

Net Cash (Used in) Provided by Investing Activities from Continuing Operations	(216.4)	48.1	(52.2)
Net Cash (Used in) Provided by Investing Activities from Discontinued Operations	(0.8)	(0.8)	(1.9)

Net Cash (Used in) Provided by Investing Activities	(217.2)	47.3	(54.1)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(408.5)	(662.7)	(295.6)
Net Proceeds from Stock-Based Awards	31.3	50.5	64.5
Spin-off Obligation	—	(20.9)	(9.2)
Payment of Debt	—	(300.0)	—
Proceeds from Issuance of Long-Term Debt	—	299.2	—
Payments of Dividends	(58.4)	—	—
Proceeds from Borrowings on Credit Facilities	750.7	385.2	2.9
Payments of Borrowings on Credit Facilities	(484.9)	(225.7)	(3.0)
Payment of Bond Issue Costs	—	(2.2)	—
Termination of Interest Rate Derivatives	—	5.0	—
Excess Tax Benefit on Stock-Based Awards	26.4	39.6	—
Net, Other	0.4	0.5	0.1

Net Cash Used in Financing Activities from Continuing Operations	(143.0)	(431.5)	(240.3)
Net Cash Used in Financing Activities from Discontinued Operations	—	—	(0.9)

Net Cash Used in Financing Activities	(143.0)	(431.5)	(241.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	17.6	22.4	(23.8)

Increase (Decrease) in Cash and Cash Equivalents	51.3	(56.9)	(57.6)
Cash and Cash Equivalents, Beginning of Period	138.4	195.3	252.9

Cash and Cash Equivalents, End of Period	$189.7	$138.4	$195.3
Cash and Cash Equivalents of Discontinued Operations, End of Period	13.9	10.7	2.7

Cash and Cash Equivalents of Continuing Operations, End of Period	$175.8	$127.7	$192.6

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$52.4	$50.5	$102.0
Interest	$27.9	$20.8	$18.9

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	For the Years Ended December 31, 2007, 2006 and 2005
						Accumulated Other Comprehensive Income
	Common Stock ($0.01 Par Value)	Unearned Compensation Restricted Stock	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	SFAS 158 Pension Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total Shareholders’ Equity	Comprehensive Income (Loss)
	(Dollar amounts in millions, except per share data)
Balance, January 1, 2005	$0.8	$(1.4)	$198.2	$670.3	$(557.6)	$(149.0)	$—	$(107.1)	$—	$54.2

Net Income				221.2						221.2	$221.2
Equity-Based Plans		(4.0)	(14.4)		147.7					129.3
Treasury Shares Acquired					(295.6)					(295.6)
Change in Cumulative Translation Adjustment						(26.7)				(26.7)	(26.7)
Change in Minimum Pension Liability Adjustment								(5.6)		(5.6)	(5.6)
Mark-to-Market Interest Rate Derivative									0.8	0.8	0.8

Total Comprehensive Income											$189.7

Balance, December 31, 2005	0.8	(5.4)	183.8	891.5	(705.5)	(175.7)	—	(112.7)	0.8	77.6

Net Income				240.7						240.7	$240.7
Equity-Based Plans		5.4	3.0		102.3					110.7
Treasury Shares Acquired					(662.7)					(662.7)
SFAS 158 Initial Adoption Adjustment (Note 10)							(182.7)			(182.7)
Change in Cumulative Translation Adjustment						22.2				22.2	22.2
Derivative Financial Instrument, net of tax of $1.2									2.1	2.1	2.1
Change in Minimum Pension Liability (Note 10) Adjustment								(7.0)		(7.0)	(7.0)

Total Comprehensive Income											$258.0

Balance, December 31, 2006	0.8	—	186.8	1,132.2	(1,265.9)	(153.5)	(182.7)	(119.7)	2.9	(399.1)

Net Income				298.1						298.1	$298.1
Equity-Based Plans			3.1		70.6					73.7
Treasury Shares Acquired					(408.5)					(408.5)
Pension Adjustments (Note 10)							79.3			79.3	79.3
Dividend Declared				(75.5)						(75.5)
FIN 48 Adoption				(34.1)						(34.1)
Adjustments to Legacy Tax Matters			6.5							6.5
Change in Cumulative Translation Adjustment						20.5				20.5	20.5
Derivative Financial Instrument, net of tax of $0.1									(1.0)	(1.0)	(1.0)

Total Comprehensive Income											$396.9

Balance, December 31, 2007	$0.8	$—	$196.4	$1,320.7	$(1,603.8)	$(133.0)	$(103.4)	$(119.7)	$1.9	$(440.1)

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Tabular dollar amounts in millions, except per share data)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for over 166 years. Our global commercial database contains more than 125 million business records. The database is enhanced by our proprietary DUNSRight® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

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

Basis of Presentation. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. As discussed throughout this Note 1, we base our estimates on historical experience, current conditions and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates and assumptions include: valuation allowances for receivables and deferred income tax assets; liabilities for potential tax exposure and potential litigation claims and settlements; assets and obligations related to employee benefits; allocation of the purchase price in acquisition accounting; long-term asset and amortization recoverability; revenue deferrals; and restructuring charges. We review estimates and assumptions periodically and reflect the revisions in the consolidated financial statements in the period in which we determine any revisions to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions.

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

The financial statements of our subsidiaries outside the United States (“U.S.”) and Canada reflect a fiscal year ended November 30, in order to facilitate timely reporting of our consolidated financial results and financial position.

Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation. On December 27, 2007, we sold our Italian real estate business which was a part of our International segment and we have reclassified the historical financial results of the Italian real estate business as discontinued operations. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K. Accordingly, the related assets and liabilities of our Italian real estate business have been classified as held for sale in the balance sheet and we will record the resulting gain from the sale in the first quarter of 2008.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Significant Accounting Policies

Revenue Recognition. Our Risk Management Solutions are generally sold under fixed price subscription contracts that allow those customers unlimited use within predefined ranges, subject to certain conditions. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year.

For arrangements that include periodic updates to that information file over the contract term, the portion of the revenue related to updates expected to be delivered is deferred as a liability on the balance sheet and recognized as the updates are delivered, usually on a quarterly or monthly basis.

We also have monthly or annual contracts that enable a customer to purchase our information solutions during the period of contract at prices per an agreed price list, up to the contracted dollar limit. Revenue on these contracts is recognized as solutions are delivered to the customer, based on the per-solution price. Any additional solutions purchased over this limit may be subject to pricing variations and revenue is recognized as the solutions are delivered. If customers do not use the full value of their contract and forfeit the unused portion, we recognize the forfeited amount as revenue at contract expiration.

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

Our E-Business Solutions consists of Hoover’s, Inc., which includes Hoover’s, First Research division and AllBusiness.com, Inc. Hoover’s and First Research provide subscription solutions that allow continuous access to our business information databases. Revenue is recognized ratably over the term of the contract, which is generally one year. Any additional solutions purchased are recognized upon delivery to the customer. AllBusiness.com provides online media and e-commerce products that provide advertisers the ability to target small business customers. Revenue is recognized as solutions are delivered to the customer over the contract period.

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

Employee Benefit Plans. We provide various defined benefit plans to our employees as well as healthcare and life insurance benefits to our retired employees. We use actuarial assumptions to calculate pension and benefit costs as well as pension assets and liabilities included in our consolidated financial statements in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” or “SFAS No. 87,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or “SFAS No. 106,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” or “SFAS No. 158.” See Note 10 to our consolidated financial statements included in this Annual Report of Form 10-K.

Income Taxes. Income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes,” or “SFAS No. 109,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. We have established a valuation allowance for deferred tax assets for which realization is more likely than not. In assessing the valuation allowance, we have considered future taxable income and ongoing prudent and feasible tax planning strategies.

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

Restricted Assets. At December 31, 2007 and 2006, restricted assets solely consisted of cash and cash equivalents. Such amounts are included in “Other Non-Current Assets.” We had restricted assets of $8.0 million and $9.2 million at December 31, 2007 and 2006, respectively, held in grantor trusts primarily to fund certain pension obligations. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

Property, Plant and Equipment. Property, plant and equipment are stated at cost, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated using the straight-line method. Buildings are depreciated over a period of 40 years. Equipment is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Property, plant and equipment depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $10.6 million, $10.0 million and $10.6 million, respectively. As of December 31, 2006, we acquired approximately $6.1 million of furniture and equipment primarily related to our Center Valley, PA facility, which was included in accounts payable on the accompanying consolidated balance sheet as of December 31, 2006, and was therefore excluded from the consolidated statement of cash flows for the year ended December 31, 2006 and included in our consolidated statement of cash flows for the year ended December 31, 2007.

Computer Software. We account for computer software used in our business in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, certain computer software costs related to software sold to customers are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Capitalized computer software costs are amortized over its estimated useful life, typically three to five years, and are reported at the lower of unamortized cost or net realizable value. We review the valuation of capitalized software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include significant changes in the manner of use of the assets or strategic decisions made relating to future plans for those assets, as well as consideration of future operating results, significant negative industry trends or economic trends. The computer software amortization expense for the years ended December 31, 2007, 2006 and 2005 was $28.7 million, $18.7 million and $21.9 million, respectively. As of December 31, 2007, we acquired approximately $3.1 million of computer software, which was included in accounts payable on the accompanying consolidated balance sheet as of December 31, 2007, and was therefore excluded from the consolidated statement of cash flows for the year ended December 31, 2007.

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

We assess the recoverability of our goodwill at the reporting unit level. We consider our operating segments, U.S. and International, as our reporting units under SFAS No. 142 for consideration of potential impairment of goodwill. For goodwill, we perform a two-step impairment test. In the first step, we compare the

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the market approach. Under the market approach, we estimate the fair value based on market multiples of revenue. If the market value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and no further test is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit exceeds its implied fair value, we record an impairment loss equal to the difference.

For indefinite-lived intangibles, other than goodwill, the estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets. An impairment is recognized if the carrying value exceeds the fair value. Based on our assessments, no impairment charges related to goodwill and indefinite-lived intangible assets have been recognized at December 31, 2007, 2006 and 2005.

Other intangibles, which primarily include customer lists and relationships, resulting from acquisitions are being amortized over one to fifteen years based on their estimated useful life using the straight-line method. Other intangibles amortization expense for the years ended December 31, 2007, 2006, and 2005 was $7.3 million, $3.4 million and $2.1 million, respectively.

Future amortization of acquired intangible assets as of December 31, 2007 is as follows:

Total	2008	2009	2010	2011	2012	Thereafter
$59.5	$9.5	$8.3	$7.9	$7.7	$5.5	$20.6

The value of our customer lists in our Italian real estate business was negatively impacted by tax legislation enacted in Italy in 2005. This tax legislation increased the operating costs of our Italian real estate business. For the year December 31, 2005, we recorded an impairment charge of $0.4 million related to customer lists.

Foreign Currency Translation. For all operations outside the U.S. where we have designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For those countries where we designate the local currency as the functional currency, translation adjustments are accumulated in a separate component of shareholders’ equity. Transaction gains and losses are recognized in earnings in “Other Income (Expense)—Net.” Transaction gains were $0.2 million for the year ended December 31, 2007, transaction losses were $1.2 million for the year ended December 31, 2006, and transaction gains were $1.0 million for the year ended December 31, 2005.

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

Stock-Based Compensation. Our stock-based compensation programs are described more fully in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K. On January 1, 2006, we adopted SFAS No. 123 (revised 2004) “Share-Based Payments,” or “SFAS No. 123R,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” or “APB No. 25,” using the Modified Prospective method.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on the historical volatility rate of our common stock. Beginning in 2006, the expected term was determined using the simplified method for estimating the expected option life, as prescribed under Staff Accounting Bulletin or “SAB” No. 107, “Share-Based Payments,” or “SAB No. 107,” which was amended by issued SAB No. 110, “Year-End Help for Expensing Stock Options,” or “SAB No. 110.” The risk-free interest rate for the corresponding expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. We estimate the amount of stock-based awards expected to be forfeited prior to vesting. For stock options granted prior to SFAS No. 123R, the compensation expense is recognized on a straight-line basis over the vesting period. For stock options granted after the adoption of SFAS No. 123R, the compensation expense is recognized on a straight-line basis over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved. If factors change we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our share-based compensation expense, operating income, net income and earnings per share.

In connection with our dividend payments, we updated our dividend yield assumption in our Black-Scholes valuation model from 0% for the year ended December 31, 2006 to 1.1% for the year ended December 31, 2007, in calculating the fair value of our employee stock options. We have estimated the dividend yield assumption by dividing the anticipated annual dividend payment by the stock price on the grant date.

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

We use interest rate swap agreements to hedge long-term fixed-rate debt. When executed, we designate the swaps as fair-value hedges and assess whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. We formally document all relationships between hedging instruments and hedged items, and we have documented policies for management of our exposures. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of interest

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

expense. The effectiveness of hedge accounting is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively. See Note 7 to these consolidated financial statements included in this Annual Report on Form 10-K.

Note 2. Recent Accounting Pronouncements

In December 2007, the Securities and Exchange Commission, or “SEC,” issued SAB No. 110 which provides interpretative guidance regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Therefore, we will continue to use the “simplified” method in developing our estimate of expected term of “plain vanilla” share options.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or “SFAS No. 141(R).” This statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS No. 141(R) is prohibited. We will adopt SFAS No. 141(R) in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” or “SFAS No. 160.” SFAS No. 160 establishes accounting and reporting standards that require: the ownership interests in subsidiaries held by third parties other than the parent; the amount of consolidated net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS No. 160 also establishes disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, however application of SFAS No. 160’s disclosure and presentation requirement is retroactive. Earlier adoption of SFAS No. 160 is prohibited. We will adopt SFAS No. 160 in the first quarter of 2009. We are currently assessing the impact that the adoption of SFAS No. 160 will have, if any, on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” or “EITF No. 06-11,” that an entity should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in Additional Paid in Capital (“APIC”). The amount recognized in APIC should be included in the APIC pool. When an entity’s estimate of forfeitures increases or actual forfeitures exceed its estimates, the amount of tax benefits previously recognized in APIC should be reclassified into the statement of operations. The amount reclassified is limited to the APIC pool balance on the reclassification date. EITF No. 06-11 would apply prospectively to the income tax benefits of dividends declared on affected securities in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is permitted as of the beginning of a fiscal year for which interim financial statements or annual financial statements have not been issued. We anticipate that our adoption of EITF 06-11, as of January 1, 2008, will not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued “SFAS No. 158” which requires the recognition of the underfunded or overfunded status of defined benefit postretirement plans (other than multiemployer plans) as an asset or liability in the statement of financial position and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. For the year ended December 31, 2006, we reduced our total assets by $186.1 million, our total liabilities by $3.4 million and our shareholders’ equity by $182.7 million, net of tax of $107.3 million.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands fair value measurement disclosures. SFAS No. 157 does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact that the adoption of SFAS No. 157 will have, if any, on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or “SAB No. 108,” which provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

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

For the years ended December 31, 2007, 2006 and 2005, the restructuring charges were recorded in accordance with SFAS No. 146. Under SFAS No. 146 the current period charge represents the liabilities incurred during the year for each of these obligations. The curtailment gains were recorded in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and the curtailment charges were recorded in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

During the year ended December 31, 2007, we recorded a $23.1 million restructuring charge in connection with the Financial Flexibility Program announced in January 2007 (“2007 Financial Flexibility Program”), a $1.5 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”) and a $0.5 million restructuring charge in connection with the Financial Flexibility Program announced in February 2005 (“2005 Financial Flexibility Program”). The components of these charges included:

•

Severance and termination costs of $22.1 million associated with approximately 300 employees related to the 2007 Financial Flexibility Program. Of these 300 employees, 270 employees have exited the Company and 30 employees will exit the Company in future quarters;

•	Severance and termination costs of $0.6 million associated with approximately 15 employees related to the 2006 Financial Flexibility Program. All 15 employees have exited the Company; and

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.0 million related to the 2007 Financial Flexibility Program, $0.9 million related to the 2006 Financial Flexibility Program, and $0.5 million related to the 2005 Financial Flexibility Program.

At December 31, 2007, all actions under the 2007 Financial Flexibility Program were substantially completed.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

During the year ended December 31, 2006, we recorded a $23.4 million restructuring charge in connection with the 2006 Financial Flexibility Program, a $2.4 million net restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.3 million net restructuring curtailment gain in connection with the Financial Flexibility Program announced in February 2004 (“2004 Financial Flexibility Program”). The components of these charges and gains included:

•	Severance and termination costs of $13.0 million associated with approximately 175 employees related to the 2006 Financial Flexibility Program. All 175 employees have exited the Company;

•	Severance and termination costs of $2.1 million associated with approximately 25 employees related to the 2005 Financial Flexibility Program. All 25 employees have exited the Company;

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

At December 31, 2006, all actions under the 2006 Financial Flexibility Program were substantially completed.

During the year ended December 31, 2005, we recorded a $30.8 million restructuring charge in connection with the 2005 Financial Flexibility Program and a $0.1 million net restructuring gain in connection with the 2004 Financial Flexibility Program. The components of these charges and gains included:

•

Severance and termination costs of $23.3 million associated with approximately 425 employees related to the 2005 Financial Flexibility Program. Of these 425 employees, 400 employees have exited the Company and 25 employees exited the Company in future quarters;

•

Severance and termination costs of $5.7 million associated with approximately 310 employees related to the 2004 Financial Flexibility Program. Of these 310 employees, 300 employees have exited the Company and 10 employees exited the Company in future quarters;

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

At December 31, 2005, all actions under the 2005 Financial Flexibility Program were substantially completed.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2007 Financial Flexibility Program.

	Severance and Termination	Pension Plan/ Postretirement Curtailment Charges (Gains)	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges
Charge Taken during the Year Ended December 31, 2007	$22.1	$—	$1.0	$23.1
Payments during the Year Ended December 31, 2007	(16.3)	—	(0.9)	(17.2)

Balance Remaining as of December 31, 2007	$5.8	$—	$0.1	$5.9

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2006 Financial Flexibility Program.

	Severance and Termination	Pension Plan/ Postretirement Curtailment Charges (Gains)	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges
Charge Taken during the Year Ended December 31, 2006	$13.0	$—	$10.4	$23.4
Payments during the Year Ended December 31, 2006	(7.7)	—	(5.1)	(12.8)

Balance Remaining as of December 31, 2006	$5.3	$—	$5.3	$10.6

Charge Taken during the Year Ended December 31, 2007	$0.6	$—	$0.9	$1.5
Payments during the Year Ended December 31, 2007	(5.7)	—	(6.2)	(11.9)

Balance Remaining as of December 31, 2007	$0.2	$—	$—	$0.2

The following table sets forth, in accordance with SFAS No. 146, the restructuring reserves and utilization related to our 2005 Financial Flexibility Program.

	Severance and Termination	Pension Plan/ Postretirement Curtailment Charges (Gains)	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges
Charge Taken during the Year Ended December 31, 2005	$23.3	$2.8	$4.7	$30.8
Payments/Pension Plan and Postretirement Curtailment, Net during the Year Ended December 31, 2005	(16.4)	(2.8)	(3.7)	(22.9)

Balance Remaining as of December 31, 2005	$6.9	$—	$1.0	$7.9

Charge Taken during the Year Ended December 31, 2006	$2.1	$(0.1)	$0.4	$2.4
Payments/Pension Plan and Postretirement Curtailment, Net during the Year Ended December 31, 2006	(7.1)	0.1	(0.5)	(7.5)

Balance Remaining as of December 31, 2006	$1.9	$—	$0.9	$2.8

Charge Taken during the Year Ended December 31, 2007	$—	$—	$0.5	$0.5
Payments during the Year Ended December 31, 2007	(1.9)	—	(1.4)	(3.3)

Balance Remaining as of December 31, 2007	$—	$—	$—	$—

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Additionally, on January 28, 2008 we announced our 2008 Financial Flexibility Program. See Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

Note 4. Acquisitions

Tokyo Shoko Research/D&B Japan Joint Venture

During the fourth quarter of 2007, we entered into an agreement with our existing Japanese partner Tokyo Shoko Research (“TSR”) to establish a joint venture (“Tokyo Shoko Research/D&B Japan Joint Venture”) to do business as Dun & Bradstreet TSR Ltd. TSR is a leading provider of business information database on Japanese businesses. Under the agreement, each shareholder contributed its existing large customer business into the joint venture and we have a 60% majority ownership interest. Additionally, we transferred our small customer business in Japan to TSR. The joint venture will begin business operations in fiscal 2008. The results of the joint venture operations will be included in our 2008 financial statements.

The transaction was accounted for under SFAS No. 141, EITF No. 01-2 “Interpretations of APB Opinion No. 29,” or “EITF No. 01-2,” APB No. 29 “Accounting for Nonmonetary Transactions,” or “APB No. 29.” The transaction was valued at $13.2 million, inclusive of transaction costs of $1.4 million. Pursuant to EITF No. 01-2 and APB No. 29, we were required to recognize a gain of $13.2 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount. The purchase price was allocated to tangible assets and liabilities on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible asset of $9.3 million and $12.4 million, respectively. The goodwill was assigned to our International reporting unit. The $12.4 million acquired intangible asset was assigned to customer relationships and amortized over its useful life of ten years. It was recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

We are in the process of finalizing the transaction costs and the valuation of the assets acquired and liabilities assumed. As a result, the allocation of the purchase price is subject to future adjustment.

AllBusiness.com, Inc.

During the fourth quarter of 2007, we acquired 100% ownership of AllBusiness.com, Inc. (“AllBusiness.com”) with borrowings under our credit facility. AllBusiness.com is an online media and e-commerce company. We bought AllBusiness.com in an effort to expand our Internet business. The results of AllBusiness.com have been included in our consolidated financial statements since the date of acquisition.

The transaction was valued at $58.1 million, inclusive of cash acquired of $1.8 million and transaction costs of $2.0 million, recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $41.2 million and $10.0 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $10.0 million of acquired intangible assets, $7.1 million was assigned to advertiser relationships, $1.3 million was assigned to technology, $0.9 million was assigned to trade name, $0.4 million was assigned to proprietary content, $0.2 million was assigned to contracts and $0.1 million was assigned to non-compete agreements. These intangible assets, with useful lives from two to ten years, are being amortized over a weighted-average useful life of 6.2 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed in connection with the acquisition. As a result, the allocation of the purchase price is subject to future adjustment.

Purisma, Incorporated

During the fourth quarter of 2007, we acquired 100% ownership of Purisma, Incorporated (“Purisma”) with borrowings under our credit facility. Purisma is a provider of commercial data integration (“CDI”) software solutions. Purisma provides software capabilities that will enable us to further penetrate the fast-growing CDI marketplace. Purisma provides a strategic fit with us as its data hub and CDI software appliance are built to leverage our database, simplifying the integration of our data with customers’ internal systems and further embedding our solutions behind the customer firewall. The results of Purisma have been included in our consolidated financial statements since the date of acquisition.

The transaction was valued at $49.6 million, inclusive of cash acquired of $0.1 million, transaction costs of $1.5 million and a working capital adjustment of $0.1 million, recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $34.4 million and $10.7 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $10.7 million of acquired intangible assets, $9.1 million was assigned to technology, $0.5 million was assigned to customer relationships, $0.7 million was assigned to maintenance contracts and $0.4 million was assigned to backlog. These intangible assets, with useful lives from one to nine years, are being amortized over a weighted-average useful life of 7.2 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

We are in the process of finalizing the valuation of the assets acquired and liabilities assumed in connection with the acquisition. As a result, the allocation of the purchase price is subject to future adjustment.

Education Division of Automation Research, Inc. d/b/a MKTG Services

During the third quarter of 2007, we acquired substantially all of the assets and assumed certain liabilities related to the Education Division of Automation Research, Inc. d/b/a MKTG Services (“MKTG Services”) for $3.5 million with cash on hand. The results of MKTG Services have been included in our consolidated financial statements since the date of acquisition. MKTG Services was a provider of educational sales and marketing services.

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

The transaction was valued at $4.7 million, inclusive of transaction costs of $0.3 million, recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $2.7 million and $3.3 million, respectively. The goodwill was assigned to our International reporting unit. Of the $3.3 million of acquired intangible assets, $1.6 million was assigned to customer relationships, $1.1 million was assigned to trade name and $0.6 million was assigned to technology. These intangible assets, with useful lives from five to fourteen years, are being amortized over a weighted-average useful life of 12.3 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed in connection with the acquisition. As a result, the allocation of the purchase price is subject to future adjustment.

First Research, Inc.

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

The transaction was valued at $23.0 million, inclusive of cash acquired of $0.7 million, a working capital adjustment of $0.2 million and transaction costs of $0.3 million recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $17.2 million and $6.3 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $6.3 million of acquired intangible

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

assets, $5.2 million was assigned to subscriber relationships, $1.0 million was assigned to proprietary products and $0.1 million was assigned to trade name. These acquired intangible assets, with useful lives of eighteen months to eight years, are being amortized over a weighted average useful life of 5.5 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed in connection with the acquisition. As a result, the allocation of the purchase price is subject to future adjustment.

Huaxia/D&B China Joint Venture

During the first quarter of 2007, we entered into an agreement with Huaxia International Credit Consulting Co. Limited (“HICC”) and established a new joint venture or “Huaxia/D&B China Joint Venture” to do business as Huaxia/D&B China. HICC is a leading provider of business information and credit management services in China. Under the agreement, each shareholder contributed its existing business into the joint venture and we have a 51% majority ownership interest. The results of the joint venture operations have been included in our consolidated financial statements since the date of formation.

The transaction was accounted for under SFAS No. 141, EITF No. 01-2, and APB No. 29. The transaction was valued at $9.3 million, inclusive of transaction costs of $2.4 million. Pursuant to EITF No. 01-2 and APB No. 29, we were required to recognize a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount. The purchase price was allocated to tangible assets and liabilities on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $7.3 million and $3.8 million, respectively. The goodwill was assigned to our International reporting unit. Of the $3.8 million of acquired intangible assets, $1.5 million was assigned to customer relationships, $0.6 million was assigned to trade name and $1.7 million was assigned to database. These acquired intangible assets, with useful lives of one to eight years, are being amortized over a weighted average useful life of 4.2 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. In connection with this transaction, we also entered into a guarantee agreement for $5 million with a related party who is a major shareholder of HICC and which serves as a guarantor. The guarantee provides that HICC and its related parties will perform their obligations in accordance with the terms of the joint venture. This guarantee is recorded as an intangible asset being amortized over an estimated useful life of ten years. The impact the transaction would have had on our results had the transaction occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

We are currently in the process of finalizing the transaction costs and the valuation of the assets acquired and liabilities assumed. As a result, the allocation of the purchase price is subject to future adjustment.

Open Ratings, Inc.

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

The transaction was valued at $8.4 million, inclusive of cash acquired of $0.4 million and $0.3 million of transaction costs recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as intangible assets of $4.9 million. Of the $4.9 million in acquired intangible assets, $1.3 million was assigned to Open Ratings online reports, $1.1 million was assigned to backlog, $1.9 million was assigned to customer relationships and $0.6 million was assigned to technology. These intangible assets are subject to amortization with useful lives from two to seventeen years and are being amortized over a weighted average useful life of 7.8 years. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2006 is not material, and, as such, pro forma financial results have not been presented. The purchase price is inclusive of a net $1.6 million deferred tax adjustment during the year ended December 31, 2007.

Treatment of Goodwill

The acquisitions of n2 Check and MKTG Services were asset acquisitions and, as a result, the associated goodwill is deductible for tax purposes. The Purisma, AllBusiness.com, First Research and Open Ratings acquisitions were stock acquisitions, and as a result there is no goodwill deductible for tax purposes. Additionally, the goodwill associated with both the Huaxia/D&B China Joint Venture and Tokyo Shoko Research/D&B Japan Joint Venture is not deductible for tax purposes.

Note 5. Income Taxes

Income before provision for income taxes consisted of:

	For the Years Ended December 31,
	2007	2006	2005
U.S.	$322.9	$316.8	$314.8
Non-U.S.	103.4	63.6	40.1

Income Before Provision for Income Taxes	$426.3	$380.4	$354.9

The provision (benefit) for income taxes consisted of:

	For the Years Ended December 31,
	2007	2006	2005
Current Tax Provision (Benefit):
U.S. federal	$64.5	$69.8	$105.0
State and local	18.5	13.7	12.4
Non-U.S.	26.9	13.8	(5.4)

Total current tax provision	109.9	97.3	112.0

Deferred Tax Provision (Benefit):
U.S. federal	18.2	31.3	15.4
State and local	2.1	6.2	2.8
Non-U.S.	5.6	7.3	2.9

Total deferred tax provision	25.9	44.8	21.1

Provision for Income Taxes	$135.8	$142.1	$133.1

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes.

	For the Years Ended December 31,
	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal tax benefit	3.1	3.4	4.0
Non-U.S. taxes	1.2	(1.6)	(5.4)
Valuation allowance	(0.2)	0.5	0.2
Interest	0.8	0.3	1.6
Tax credits and Deductions	(0.7)	(0.3)	(0.1)
Repatriation of foreign cash, including state taxes	—	—	2.6
Release of tax contingencies related to uncertain tax positions	(7.2)	—	—
Other	(0.1)	0.1	(0.4)

Effective Tax Rate	31.9%	37.4%	37.5%

Income taxes paid were approximately $74.4 million, $57.6 million and $115.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Income taxes refunded were approximately $22.0 million, $7.1 million, and $13.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2007	2006
Deferred Tax Assets:
Operating Losses	$59.6	$51.5
Fixed Assets	4.7	2.5
Intangibles	—	0.9
Restructuring Costs	4.5	3.6
Bad Debts	5.8	5.6
Accrued Expenses	17.7	4.8
Investments	16.1	15.6
Minimum Pension Liability	128.2	172.6

Total Deferred Tax Assets	236.6	257.1
Valuation Allowance	(48.9)	(52.7)

Net Deferred Tax Assets	187.7	204.4

Deferred Tax Liabilities:
Postretirement Benefits	(96.4)	(89.8)
Intangibles	(33.1)	—
Other	(6.7)	(2.4)

Total Deferred Tax Liabilities	(136.2)	(92.2)

Net Deferred Tax Assets	$51.5	$112.2

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

We have not provided for U.S. deferred income taxes or foreign withholding taxes on $244.5 million of undistributed earnings of our non-U.S. subsidiaries as of December 31, 2007, since we intend to reinvest these earnings indefinitely. Additionally, we have not determined the tax liability if such earnings were remitted to the U.S., as the determination of such liability is not practicable. See Note 1 to these consolidated financial statements included in this Annual Report on Form 10-K for our significant accounting policy related to income taxes.

We have federal, state and local, and foreign tax loss carry forwards, the tax effect of which was $59.6 million as of December 31, 2007. Approximately $37.0 million of these tax benefits have an indefinite carry forward period. The remainder of $22.6 million expires at various times between 2009 and 2026.

We have established a valuation allowance against US and non-U.S. net operating losses in the amount of $31.2 million, $35.8 million and $42.6 million for the years ended December 31, 2007, 2006, and 2005, respectively, that in the opinion of our management, are more likely than not to expire before we can utilize them.

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

The total amount of gross unrecognized tax benefits as of December 31, 2007 is $131.8 million. The following is a reconciliation of the gross unrecognized tax benefits.

Gross Unrecognized Tax Benefits as of January 1, 2007	$136.5
Additions for Prior Years’ Tax Positions	47.3
Additions for Current Years’ Tax Positions	15.4
Settlements with Taxing Authorities	(11.1)
Reduction Due to Expired Statutue of Limitations	(56.3)

Gross Unrecognized Tax Benefits as of December 31, 2007	$131.8

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $102.4 million, net of tax benefits. We do not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next twelve months.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal, state and local jurisdictions, we are no longer subject to examinations by tax authorities for the years prior to 2003. In foreign jurisdictions, we are no longer subject to examinations by tax authorities for years prior to 2001. We have been informed by the Internal Revenue Service (“IRS”) of their intentions to commence an audit of the 2003, 2004 and 2005 tax periods.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of accrued interest as of January 1, 2007 was $12.2 million, net of tax benefits. As a result of the decreases in total unrecognized tax benefits primarily relating to the reduction of expired statute of limitations during the year, the total amount of accrued interest was $7.5 million, net of tax benefits at December 31, 2007. The total amount of interest expense recognized for the year ended December 31, 2007 was $3.6 million, net of tax benefits.

Note 6. Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	December 31,
	2007	2006
Debt Maturing Within One Year:
Other	$—	$0.1

Total Debt Maturing Within One Year	$—	$0.1

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.5 million and $0.6 million discount as of December 31, 2007 and 2006, respectively)	$299.5	$299.4
Credit Facilities	425.3	159.5

Total Debt Maturing After One Year	$724.8	$458.9

Fixed-Rate Notes

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes, bearing interest at a fixed annual rate of 6.625% that matured on March 15, 2006. The 2011 notes of $299.5 million and $299.4 million, net of $0.5 million and $0.6 million remaining discount, are recorded as “Long-Term Debt” in our consolidated balance sheets at December 31, 2007 and December 31, 2006, respectively.

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

On September 30, 2005 and February 10, 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the above referenced debt issuance. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in “Accumulated Other Comprehensive Income.” In connection with the issuance of the 2011 notes, these interest rate derivative

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

transactions were terminated, resulting in proceeds of approximately $5.0 million at the date of termination. The proceeds are recorded in “Accumulated Other Comprehensive Income,” and are being amortized over the life of the 2011 notes. See Note 18 to our audited consolidated financial statements included in this Annual Report on Form 10-K for further information regarding interest rate transactions entered into subsequent to December 31, 2007.

Credit Facilities

At December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007, and then entered into a new $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. The facility requires, and the terminated facility required, the maintenance of interest coverage and total debt to earnings before income taxes, depreciation and amortization (“EBITDA”) ratios (each defined in each credit agreement, respectively). We were in compliance with these covenants at December 31, 2007 and December 31, 2006.

On April 19, 2007, we borrowed $182.7 million under our $500 million credit facility to pay down the amounts outstanding under our then existing $300 million credit facility immediately prior to termination. The $500 million credit facility will provide us the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases.

At December 31, 2007, we had $425.3 million of borrowings outstanding under the $500 million credit facility with a weighted average interest rate of 5.0%. At December 31, 2006, we had $159.5 million of borrowings outstanding under the $300 million credit facility with a weighted average interest rate of 5.84%. We borrowed under these facilities from time-to-time during the year ended December 31, 2007 to fund our share repurchases, working capital needs and our acquisitions. See Note 4 to our audited consolidated financial statements included in this Annual Report on Form 10-K for further information regarding this acquisition. The $500 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We had not borrowed under our commercial paper program as of December 31, 2007 or December 31, 2006.

Other

At December 31, 2007, we had no capital lease obligations outstanding. At December 31, 2006, we had $0.1 million of capital lease obligations maturing within one year.

At December 31, 2007 and 2006, certain of our International operations had non-committed lines of credit of $7.7 million and $7.2 million, respectively. There were no borrowings outstanding under these lines of credit at December 31, 2007 and 2006. These arrangements have no material commitment fees and no compensating balance requirements.

We were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $5.6 million at both December 31, 2007 and 2006.

Interest paid on all debt totaled $27.9 million, $20.8 million and $19.0 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 7. Financial Instruments with Off-Balance Sheet Risks

We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use short-term foreign exchange forward contracts to hedge short-term foreign currency-denominated loans, investments and certain third-party and intercompany transactions and, from time-to-time, we have used foreign exchange option contracts to reduce our International earnings exposure to adverse changes in foreign currency exchange rates. In addition, from time-to-time, we use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding fixed-rate notes and in anticipation of future debt issuance, as discussed under “Interest Rate Risk Management” below.

We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2007 and 2006, in our opinion, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at December 31, 2007 and 2006, because we sell to a large number of customers in different geographical locations.

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

On September 30, 2005 and February 10, 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the below referenced debt issuance. These transactions were accounted for as cash flow hedges, and as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in “Accumulated Other Comprehensive Income.” In connection with the issuance of the 2011 notes, these interest rate derivative transactions were terminated, resulting in proceeds of approximately $5.0 million at the date of termination. The proceeds are recorded in “Accumulated Other Comprehensive Income” and will be amortized over the life of the 2011 notes.

In connection with the $300 million, five-year, fixed-rate notes which matured in March 2006, we entered into fixed to floating (LIBOR rate indexed) interest rate swap agreements in the third quarter of 2001 with a notional principal amount totaling $100 million, and designated these swaps as fair-value hedges against the long-term, fixed-rate notes. The arrangement was considered a highly effective hedge, and therefore the accounting for these hedges has no impact on earnings. The changes in the fair value of the hedge and the designated portion of the notes were reflected in our consolidated balance sheets. In March 2006, we issued the 2011 notes, bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our existing $300 million notes, bearing interest at a fixed annual rate of 6.625%, which matured on March 15, 2006. The swap agreements also expired in March 2006 contemporaneous with the note repayment.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

In January 2008, we entered into a series of rate locks with a notional value of $400 million to hedge treasury rate volatility in anticipation of a future debt issuance.

At December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007, and then entered into a new $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. At December 31, 2007 and December 31, 2006, we had $425.3 million and $159.5 million of floating-rate debt outstanding under the $500 million facility and $300 million facility, respectively.

A 0.1 basis point increase/decrease in the weighted average interest rate on our outstanding debt during the year ended December 31, 2007, would result in an incremental increase/decrease in annual interest expense of approximately $2.8 million.

On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. See Note 18 to our consolidated financial statements in this Annual Report on Form 10-K.

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

At December 31, 2007 and December 31, 2006, there were $54.1 million and $25.4 million in option contracts outstanding. At December 31, 2007 and 2006, we had a notional amount of approximately $185.4 million and $184.5 million, respectively, of foreign exchange forward contracts outstanding that offset foreign currency denominated intercompany loans. Gains and losses associated with these contracts were $0.4 million and $0.4 million, respectively, at December 31, 2007, $0.4 million and $0.9 million, respectively, at December 31, 2006, and $0.2 million and $0.5 million, respectively, at December 31, 2005.

Fair Value of Financial Instruments

At December 31, 2007 and 2006, our financial instruments included cash and cash equivalents (including commercial paper investments), accounts receivable, other receivables, accounts payable, short-term and long-term borrowings and foreign exchange forward contracts.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

At December 31, 2007 and 2006, the fair values of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair-value disclosures, determined based on third-party quotes from financial institutions, are as follows:

	December 31,
	2007		2006
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term debt	$—	$—	$—	$—

Long-term debt	$299.5	$307.1	$299.4	$300.0

Risk management contracts:
Foreign exchange forwards (short-term) - Net	$—	$—	$0.5	$0.5

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

In August 2000, in connection with our separation from Moody’s (see Note 13 to these consolidated financial statements included in this Annual Report on Form 10-K), we entered into a Rights Agreement with Computershare Limited, formerly known as EquiServe Trust Company, N.A., designed to:

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

We may redeem the rights, which expire on August 15, 2010, for $0.01 per right, under certain circumstances.

Note 9. Reconciliation of Weighted Average Shares

	For the Years December 31,
	2007	2006	2005
	(Share data in millions)
Weighted average number of shares outstanding—basic	58.3	63.2	66.8
Dilutive effect of our stock incentive plans	1.5	1.9	2.6

Weighted average number of shares outstanding—diluted	59.8	65.1	69.4

Stock-based awards to acquire 0.4 million, 0.8 million, and 0.1 million shares of common stock were outstanding at December 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years after the grant date.

Our share repurchases were as follows:

	For the Years Ended December 31,
	2007			2006			2005
Program	Shares		$Amount	Shares		$Amount	Shares		$Amount
	(Share data in millions)
Share Repurchase Programs	3.3	(a)(b)	$298.2	5.1	(b)(c)	$375.0	3.2	(c)	$200.0
Repurchases to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan	1.2	(d)	110.3	3.8	(d)(e)	287.7	1.5	(e)	95.6

Total Repurchases	4.5		$408.5	8.9		$662.7	4.7		$295.6

(a)	In May 2007, our Board of Directors approved a new $200 million, one-year share repurchase program, which began in July 2007. During the year ended December 31, 2007, we repurchased 1.9 million shares of common stock for $173.2 million under this repurchase program. This program was completed in February 2008.

(b)	In August 2006, our Board of Directors approved a $200 million, one-year share repurchase program which began in October 2006. During the year ended December 31, 2007, we repurchased 1.4 million shares of common stock for $125.0 million under this repurchase program. During the year ended December 31, 2006, we repurchased 0.9 million shares of common stock for $75.0 million under this repurchase program. This program was completed in July 2007.

(c)	In January 2006, our Board of Directors approved an additional $100 million to our then existing $400 million, two-year share repurchase program announced in February 2005. We repurchased 4.2 million

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

shares of common stock for $300.0 million under this repurchase program during the year ended December 31, 2006. This program was completed in September 2006.

(d)	In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and the ESPP. During the year ended December 31, 2007, we repurchased 1.2 million shares of common stock for $110.3 million under this share repurchase program. During the year ended December 31, 2006, we repurchased 1.1 million shares of common stock for $87.9 million under this share repurchase program.

(e)	In July 2003, our Board of Directors approved a three-year, six million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This program was completed in August 2006.

In December 2007, our Board of Directors approved a new $400 million, two-year share repurchase program. The new $400 million program began in February 2008, upon the completion of the existing $200 million program which had $26.8 million remaining as of December 31, 2007. We anticipate that the new $400 million program will be completed within in twenty-four months of its commencement.

Note 10. Pension and Postretirement Benefits

We previously offered substantially all of our U.S.-based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”). This defined benefit plan covers active and retired employees including retired individuals from spin-off companies (see Note 13 to these consolidated financial statements included in this Annual Report on Form 10-K for further discussion of spin-off companies). The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranges from 3% to 12.5%, based on age and service. Amounts allocated under the plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. We also maintain supplemental and excess plans in the United States (the “U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 69% and 14% of our pension obligation, respectively, at December 31, 2007. Our employees in certain of our International operations are also provided retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

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

In addition, on May 1, 2006, we added a new supplemental pension plan in the U.S. for certain key employees.

Effective June 30, 2007, we amended the U.S. Qualified Plan and one of the U.S. Non-Qualified Plans, known as the U.S. Pension Benefit Equalization Plan (the “PBEP”). Any pension benefit that had been accrued through such date under the two plans was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan and the PBEP. All non-vested participants under the two plans who were actively employed as of June 30, 2007, were immediately vested on July 1, 2007. As a result, we recognized a curtailment charge of $3.2 million during the second quarter of 2007.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

We use an annual measurement date of December 31 for our U.S. and Canada plans and November 30 for other non-U.S. plans.

On December 31, 2006, we adopted SFAS No. 158 which requires the recognition of the underfunded or overfunded status of defined benefit postretirement plans (other than multi-employer plans) as an asset or a liability in the statement of financial position. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of “Accumulated Other Comprehensive Income” in shareholders’ equity. Additional minimum pension liabilities and related intangible assets are derecognized upon adoption of the new standard. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position, with limited exceptions. The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in our consolidated balance sheet as of December 31, 2006.

	Before Application of SFAS No. 158	SFAS No. 158 Adjustment	After Application of SFAS No. 158
Prepaid Pension Costs	$482.2	$(283.2)	$199.0
Non-Current Deferred Income Tax	$(1.7)	$107.3	$105.6
Other Non-Current Assets	$45.2	$(10.2)	$35.0
Accrued Payroll	$108.6	$18.4	$127.0
Pension and Postretirement Benefits	$436.5	$(21.8)	$414.7
Accumulated Other Comprehensive Income	$(270.3)	$(182.7)	$(453.0)

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

	Pension Plans		Postretirement Benefits
	2007	2006	2007	2006
Change in Benefit Obligations:
Benefit obligation at January 1	$(1,676.7)	$(1,638.2)	$(91.3)	$(96.8)
Service cost	(11.6)	(19.0)	(0.7)	(0.7)
Interest cost	(91.3)	(87.7)	(4.8)	(5.1)
Benefits paid	96.0	97.9	23.7	21.3
Direct subsidies received	—	—	(2.6)	(2.5)
Plan amendment	(0.4)	(4.5)	—	—
Impact of curtailment gain	40.8	—	—	0.1
Settlement	2.8	—	—	—
Plan participant contributions	(0.8)	(0.7)	(7.7)	(6.9)
Actuarial gain (loss)	32.4	(61.7)	(0.7)	(3.1)
Assumption change	39.2	65.0	(0.2)	2.4
Effect of changes in foreign currency exchange rates	(21.8)	(27.8)	—	—

Benefit obligation at December 31	$(1,591.4)	$(1,676.7)	$(84.3)	$(91.3)

Change in Plan Assets:
Fair value of plan assets at January 1	$1,534.7	$1,404.9	$—	$—
Actual return on plan assets	105.7	175.5	—	—
Employer contributions	30.9	33.7	13.4	11.9
Direct subsidies received	—	—	2.6	2.5
Plan participant contributions	0.8	0.7	7.7	6.9
Benefits paid	(96.0)	(97.9)	(23.7)	(21.3)
Settlement	(3.1)	—	—	—
Effect of changes in foreign currency exchange rates	16.0	17.8	—	—

Fair value of plan assets at December 31	$1,589.0	$1,534.7	$—	$—

	At December 31,
	2007	2006	2007	2006
Reconciliation of Funded Status to Total Amount Recognized:
Funded status of plan	$(2.4)	$(142.0)	$(84.3)	$(91.3)

Amounts Recognized in the Consolidated Balance Sheets:
Prepaid pension costs	$275.2	$199.0	$—	$—
Accrued pension and postretirement benefits	(263.1)	(323.4)	(73.3)	(78.5)
Accrued Payroll	(14.5)	(17.6)	(11.0)	(12.8)

Net amount recognized	$(2.4)	$(142.0)	$(84.3)	$(91.3)

Accumulated Benefit Obligation	$1,560.8	$1,601.9	N/A	N/A

Amount Recognized in Accumulated Other Comprehensive Income consists of:
Actuarial (gain) loss	$378.8	$503.8	$(23.6)	$(26.1)
Prior service cost (credit)	8.8	14.9	(8.7)	(16.2)

Total amount recognized—Pretax	$387.6	$518.7	$(32.3)	$(42.3)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Amortization of actuarial gain (loss), before taxes of $8.1 and $(0.6)	$(23.5)	N/A	$1.5	N/A
Amortization of prior service credit (cost), before taxes of $0.5 and $(2.6)	$(1.4)	N/A	$7.5	N/A
Actuarial (gain) loss arising during the year, before taxes of $35.0 and $(0.3)	$(101.5)	N/A	$1.0	N/A
Prior service cost arising during the year, before taxes of $1.6	$(4.7)	N/A	$—	N/A

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Grantor Trusts are used to fund the U.S. Non-Qualified Plans. At December 31, 2007 and 2006, the balances in these trusts were $8.0 million and $9.2 million, respectively, included as components of “Other Non-Current Assets” in the consolidated balance sheets.

As of December 31, 2007 and 2006, our pension plans have an aggregate of $378.8 million and $503.8 million, respectively, of actuarial losses that have not yet been included in net periodic benefit cost. These losses represent the cumulative effect since the inception of SFAS No. 87 of demographic and investment experience, as well as assumption changes that have been made in measuring the plans’ liabilities. The deferred asset gain or loss is not yet reflected in the market-related value of plan assets and is excluded in determining the loss amortization. At December 31, 2007 and 2006, our pension plans had approximately $29.4 million and $67.4 million of deferred asset gain, respectively, which is excluded from determining the loss amortization. The remaining loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the inactive participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from 10 to 14 years for the U.S. plans and 9 to 37 years for the non-U.S. plans. For certain of our non-U.S. plans, almost all of the plan participants are inactive. In addition, the postretirement benefit plan had a $23.6 million and a $26.1 million actuarial gain as of December 31, 2007 and 2006, respectively. It will be amortized into expense in the same manner as described above. The amortization period approximates 10 years.

Underfunded or Unfunded Accumulated Benefit Obligations

At December 31, 2007 and 2006, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation were as follows:

	2007	2006
Accumulated benefit obligation	$440.3	$464.2
Fair value of plan assets	191.0	162.4

Unfunded Accumulated Benefit Obligation	$249.3	$301.8

Projected Benefit Obligation	$468.0	$502.3

The underfunded or unfunded accumulated benefit obligations at December 31, 2007 consisted of $205.9 million and $43.4 million related to our U.S. Non-Qualified Plans and non-U.S. defined benefit plans, respectively. The underfunded or unfunded accumulated benefit obligations at December 31, 2006 consisted of $212.9 million and $88.9 million related to our U.S. Non-Qualified Plans and non-U.S. defined benefit plans, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Net Periodic Pension Costs

The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Cost:
Service cost	$11.6	$19.0	$16.7	$0.7	$0.7	$1.1
Interest cost	91.3	87.7	87.8	4.8	5.1	4.8
Expected return on plan assets	(117.1)	(113.5)	(119.2)	—	—	—
Amortization of prior service cost (credit)	1.4	2.3	2.8	(7.5)	(7.5)	(10.6)
Recognized actuarial (gain) loss	23.5	31.5	25.2	(1.5)	(1.8)	(1.0)

Net Periodic (Income) Cost	$10.7	$27.0	$13.3	$(3.5)	$(3.5)	$(5.7)

Estimated 2008 amortization from Accumulated Other Comprehensive:
Actuarial loss (gain)	$17.4	N/A	N/A	$(1.5)	N/A	N/A
Prior service cost	0.9	N/A	N/A	(7.5)	N/A	N/A

Total	$18.3	N/A	N/A	$(9.0)	N/A	N/A

In addition, we incurred a curtailment charge of $3.2 million and $3.1 million for our pension plans for the years ended December 31, 2007 and 2006, respectively, as well as a settlement charge of $1.0 million in the year ended December 31, 2007, related to our Canadian plan. This charge was associated with the 2005 Financial Flexibility Program. Also, we recognized a curtailment gain of $0.4 million and $9.5 million for our postretirement benefit plan for the years ended December 31, 2006 and 2005, respectively.

We apply our long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension expense. The market-related value of assets recognizes short-term fluctuations in the fair value of assets over a period of five years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost, as provided under SFAS No. 87. Since the market-related value of assets recognizes gains or losses over a five-year-period, the future value of assets will be impacted as previously deferred gains or losses are amortized. At December 31, 2007 and 2006, the market-related value of assets of our pension plans was $1,559.6 million and $1,467.3 million, respectively, compared with the fair value of the plan assets of $1,589.0 million and $1,534.7 million, respectively.

The following table sets forth the assumptions we used to determine our pension plan and postretirement benefit plan obligations for December 31, 2007 and 2006.

	Pension Plans		Postretirement Benefits
	2007	2006	2007	2006
Weighted average discount rate	6.23%	5.63%	6.11%	5.64%
Weighted average rate of compensation increase	4.00%	3.68%	N/A	N/A
Cash balance accumulation/conversion rate	4.75%	4.75%	N/A	N/A

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table sets forth the assumptions we used to determine net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005.

	Pension Plans			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Weighted average discount rate	5.50%	5.38%	5.63%	5.64%	5.30%	5.08%
Weighted average expected long-term return on plan assets	7.76%	7.95%	8.41%	N/A	N/A	N/A
Weighted average rate of compensation increase	4.07%	3.65%	3.66%	N/A	N/A	N/A
Cash balance accumulation/conversion rate	4.75%	4.75%	5.00%	N/A	N/A	N/A

The expected long-term rate of return assumption was 8.25%, 8.25% and 8.50% for the years ended December 31, 2007, 2006 and 2005, respectively, for the U.S. Qualified Plan, our principal pension plan. For the year ended December 31, 2008, we will continue to apply an 8.25% expected long-term rate of return assumption to the U.S. Qualified Plan. This assumption is based on the plan’s 2008 target asset allocation of 65% equity securities, 29% debt securities and 6% real estate. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans.

	Asset Allocations		Target Asset Allocations
	For the Years Ended December 31,
	2007	2006	2007	2006
Equity securities	64%	65%	65%	65%
Debt securities	31%	29%	30%	30%
Real estate	5%	6%	5%	5%

Total	100%	100%	100%	100%

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

We expect to contribute $23.5 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $11.0 million to our postretirement benefit plan for the year ended December 31, 2008. We do not expect to contribute to the U.S. Qualified Plan.

The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2017. Actual benefit payments may differ from expected benefit payments. These amounts are reflected net of expected plan participant contributions.

		Postretirement Benefits
	Pension Plans	Gross Expected Benefit Payment	Gross Expected Subsidy	Net Expected Benefit Payment
2008	$93.1	$13.9	$2.8	$11.1
2009	93.2	13.3	3.0	10.3
2010	96.5	12.8	3.3	9.5
2011	104.2	12.3	3.5	8.8
2012	96.7	11.7	3.6	8.1
2013-2017	517.6	51.6	19.0	32.6

For measurement purposes, an 11.0% and 13.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for pre-65 participants and post-65 participants, respectively, for the year ended December 31, 2008. The rates are assumed to decrease gradually to 5.0% in 2013 and 2015 for pre-65 group and post-65 group, respectively, and remain at that level thereafter.

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

	1 % Point
	Increase	Decrease
Benefit obligation at end of year	$—	$(0.1)
Service cost plus interest cost	$—	$—

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Profit Participation Plan

We have a profit participation plan covering substantially all U.S. employees that provides for an employee salary deferral contribution and employer contributions. Employees may contribute up to 50% of their pay on a pre-tax basis subject to IRS limitations. In addition, employees age 50 or older are allowed to contribute additional pre-tax “catch-up” contributions. In 2006 and 2005, we contributed an amount equal to 50% of an employee’s first 6% of contributions, up to a maximum of 3% of the employee’s salary. We also made contributions to the plan if certain financial performance objectives are met, based on performance over a one-year period (“Supplemental Match”). The Supplemental Match provision was eliminated in 2006. In the second quarter of 2007, we amended our matching policy in the profit participation plan effective July 1, 2007, to increase our match formula from 50% to 100% of a team member’s contributions and to increase the maximum match to seven percent (7%), from six percent (6%), of such team member’s eligible compensation, subject to certain 401k Plan limitations.

We recognized expense associated with our employer contributions to the plan of $12.0 million, $7.0 million, and $7.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 11. Employee Stock Plans

On January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective method. Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations in accounting for our programs. Accordingly, no compensation cost was recognized for grants under the stock option programs and ESPP prior to January 1, 2006.

Under the Modified Prospective method, compensation cost associated with the stock option programs recognized for the year ended December 31, 2007 and 2006 includes (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for stock options granted subsequent to January 1, 2006, based on the grant-date fair value under SFAS No. 123R. SFAS No. 123R also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reductions in expense as they occur. As a result, we have adjusted for this cumulative effect and recognized a pre-tax reduction in stock-based compensation of $0.5 million related to our restricted stock and restricted stock unit programs during the first quarter of 2006. As required under the Modified Prospective method, results for prior periods have not been restated.

As a result of the adoption of SFAS No. 123R, our results for the year ended December 31, 2006 included incremental stock-based compensation expense of $13.1 million, net of a pre-tax reduction in stock-based compensation expense of $0.5 million related to the accumulated effect of forfeiture assumptions on our restricted stock and restricted stock unit programs. Therefore, as a result of our adoption of SFAS No. 123R, our income before provision for income taxes and our net income for the year ending December 31, 2006 were reduced by $13.1 million and $8.2 million, respectively. The impact of the adoption on basic and diluted earning per share in 2006 was $0.13 per share and $0.12 per share, respectively. This requirement also reduced net cash provided by operating activities and increased net cash used in financing activities by $39.6 million for the year ended December 31, 2006.

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

For the Year Ended December 31, 2005
Reported Net Income	$221.2
Add: Stock compensation cost under the intrinsic method, include in net income, net of tax benefits	7.3
Deduct: Total stock compensation cost under fair value method for all awards, net of tax benefits	(17.5)

Pro forma Net Income	$211.0

Basic EPS:
As reported	$3.31
Pro forma	$3.16
Diluted EPS:
As reported	$3.19
Pro forma	$3.04

The total stock-based compensation expense recognized for the years ending December 31, 2007, 2006 and 2005 was $25.9 million, $20.8 million and $11.9 million, respectively. The expected tax benefit associated with our stock-based compensation programs was $9.6 million, $7.0 million and $4.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Our practice has been to settle all awards issued under the stock incentive plans and ESPP through the issuance of treasury shares. In addition, we have in place share repurchase programs to mitigate the dilutive effect of the shares issued under these plans.

Stock Incentive Plans

The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (“2000 SIP”) and Non-Employee Directors’ Stock Incentive Plan (“2000 DSIP”) allow for the granting of stock-based awards, such as, but not limited to, stock options, restricted stock and restricted stock units, to certain employees and non-employee directors. The 2000 SIP is authorized to issue up to 9.7 million shares of our common stock. On May 2, 2007, our shareholders approved an amendment increasing the authorization under the 2000 DSIP from 0.3 million shares of common stock to 0.7 million shares of common stock. At December 31, 2007, 2006 and 2005, 1,889,085 shares, 2,557,155 shares and 3,036,082 shares of our common stock, respectively, were available for future grants under the 2000 SIP and 386,212 shares, 21,187 shares and 75,089 shares of our common stock, respectively, were available for future grants under the 2000 DSIP.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

For stock options granted prior to the adoption of SFAS No. 123R, compensation expense is recognized on a straight-line basis over the vesting period. For stock options granted after the adoption of SFAS No. 123R, the compensation expense is recognized on a straight-line basis over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved. The total compensation expense associated with our stock option program was $11.9 million and $12.7 million for the years ended December 31, 2007 and 2006, respectively. The expected total tax benefit associated with our stock option programs was $4.4 million and $4.7 million for the years ended December 31, 2007 and 2006, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	2007	2006	2005
Expected stock price volatility	22%	23%	30%
Expected dividends	1.1%	0.0%	0.0%
Expected terms (in years)	6.21	6.22	6.90
Weighted average risk-free interest rate	4.68%	4.61%	4.19%
Weighted average fair value of options granted	$25.53	$24.72	$25.14

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

Changes in stock options for the three years ended December 31, 2007 are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	8,300,473	$28.20
Granted	632,908	$61.17
Exercised	(2,764,625)	$21.79
Forfeited or expired	(428,131)	$39.96

Outstanding at December 31, 2005	5,740,625	$34.05

Granted	474,170	$71.69
Exercised	(1,743,546)	$28.08
Forfeited or expired	(542,427)	$47.08

Outstanding at December 31, 2006	3,928,822	$39.43

Granted	416,119	$89.27
Exercised	(994,949)	$29.78
Forfeited or expired	(111,626)	$63.92

Outstanding at December 31, 2007	3,238,366	$47.95	5.6	$132.2

Exercisable and unvested expected to vest at December 31, 2007	3,083,474	$46.70	5.5	$129.7
Exercisable at December 31, 2007	2,072,849	$37.05	4.5	$106.9

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Stock options outstanding at December 31, 2007 were originally granted during the years 1998 through 2007 and are exercisable over periods ending no later than 2017. At December 31, 2006 and 2005, stock options for 2,454,046 shares and 3,115,172 shares of our common stock, respectively, were exercisable.

The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $63.4 million and includes D&B stock options exercised by both D&B and Moody’s employees. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the separation of D&B and Moody’s Corporation in September 2000.

The annual award of stock options to employees is generally granted in February of the following year, after the approval of the compensation program and Business Plan.

The following table summarizes information about stock options outstanding at December 31, 2007:

Range of Exercise Prices	Stock Options Outstanding			Stock Options Exercisable
	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price Per Share
$14.04-$16.89	200,443	1.5	$15.22	200,443	$15.22
$23.72-$27.86	421,839	3.0	$23.83	421,839	$23.83
$31.36-$35.81	716,720	4.9	$35.81	502,298	$33.90
$36.16-$42.05	471,606	4.2	$36.90	440,500	$36.63
$48.07-$59.86	290,929	6.1	$53.47	215,516	$53.50
$60.54-$67.98	372,258	7.3	$61.40	188,953	$61.35
$70.74-$77.35	355,795	8.2	$71.67	101,957	$71.60
$88.04-$103.63	408,776	9.2	$89.29	1,343	$88.04

Total	3,238,366			2,072,849

Total unrecognized compensation cost related to nonvested stock options at December 31, 2007 was $13.6 million. This cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of stock options vested during the year ended December 31, 2007 was $10.7 million.

Cash received from the exercise of D&B stock options for the year ended December 31, 2007 was $26.0 million. The expected tax benefit associated with the tax deduction from the exercise of stock options totaled $29.3 million for the year ended December 31, 2007. The expected tax benefit includes both D&B and Moody’s stock options exercised by D&B employees.

The 2000 SIP and 2000 DSIP plans also provide for the granting of stand-alone stock appreciation rights (“SARs”) and limited stock appreciation rights (“LSARs”) in tandem with stock options to certain key employees and non-employee directors.

SARs generally vest in three equal installments, beginning on the third anniversary of the grant and generally expire 10 years from the date of grant. At December 31, 2007 and 2006, 5,384 SARs were outstanding. No SARs were exercised during the year ended December 31, 2007. For the year ended December 31, 2005, 10,918 SARs were outstanding. For each of the years ended December 31, 2006 and 2005, we recognized compensation expense related to SARs of $0.1 million within “Operating Costs.” Compensation expense for

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

SARs is measured as the amount by which the quoted market value of our common stock exceeds the grant price at each reporting date. The compensation expense is recognized proportionally over the vesting period. Subsequent to the year ended December 31, 2003, no SARs have been granted.

At December 31, 2007, 2006 and 2005, 877,174, 1,057,840 and 1,087,840 LSARs attached to stock options were outstanding, respectively. Outstanding LSARs are exercisable only if, and to the extent that, the related option is exercisable, and only upon the occurrence of specified contingent events. Subsequent to the year ended December 31, 2004, LSARs are no longer being granted by the company.

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

Prior to 2004, restricted stock and restricted stock unit grants to employees generally vested on a cliff basis over three years of service. Compensation expense associated with these awards is generally recognized on a straight-line basis over three years. In addition, from time-to-time, in order to attract and retain executive talent, the company issues special grants of restricted stock or restricted stock units. These grants generally vest over a three-year period on a graded basis. Compensation expense associated with these grants is recognized on a straight-line basis over the life of the award.

Our non-employee directors receive grants of restricted stock units as part of their annual equity retainer. These grants vest on a cliff basis three years from the date of grant. Compensation expense associated with these awards is generally recognized in the year the award is granted.

Total compensation expense associated with restricted stock, restricted stock units and restricted stock opportunity was $13.1 million, $7.1 million (net of $0.5 million related to the accumulated effect of forfeiture assumptions) and $11.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The expected total tax benefit associated with restricted stock, restricted stock units and restricted stock opportunity was $5.2 million, $2.3 million and $4.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

A summary of the status of our nonvested restricted stock and restricted stock units as of December 31, 2007 is presented below:

Restricted Stock/Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested shares at December 31, 2004	167,279	$35.36	1.1	$10.0
Granted	368,668	$60.60
Vested	(90,295)	$48.26
Forfeited	(42,888)	$53.44

Nonvested shares at December 31, 2005	402,764	$53.64	1.6	$27.0
Granted	305,670	$71.31
Vested	(137,355)	$45.58
Forfeited	(114,320)	$65.60

Nonvested shares at December 31, 2006	456,759	$64.90	1.7	$37.8
Granted	203,683	$91.94
Vested	(129,047)	$63.26
Forfeited	(56,823)	$76.51

Nonvested shares at December 31, 2007	474,572	$75.57	1.3	$42.1

The annual restricted stock and restricted stock units awarded to employees are generally granted in February following the conclusion of the fiscal year for which the performance-based restricted stock opportunity goals were measured and attained.

Total unrecognized compensation cost related to nonvested restricted stock and restricted stock units at December 31, 2007 was $17.6 million. This cost is expected to be recognized over a weighted average period of 2.5 years.

The total fair value of restricted stock and restricted stock units vesting during the years ended December 31, 2007, 2006 and 2005 was $12.0 million, $9.8 million and $5.6 million, respectively. The expected tax benefit associated with the tax deduction from the vesting of restricted stock and restricted stock units totaled $4.5 million, $3.8 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan

Under The Dun & Bradstreet Corporation 2000 ESPP we are authorized to sell up to 1.5 million shares of our common stock to our eligible employees of which 755,277 remain available for future purchases as of December 31, 2007.

Under the terms of the ESPP, our employees can purchase our common stock at a 15% discount from market value, subject to certain limitations as set forth in the ESPP. The purchase price of the stock on the date of purchase is 85% of the average high and low sale prices of our shares on the New York Stock Exchange on the last trading day of the month. Under the ESPP, we sold 68,012, 82,825 and 94,161 shares to employees for the years ended December 31, 2007, 2006 and 2005, respectively. The total compensation expense related to our ESPP was $0.9 million for each of the years ended December 31, 2007 and 2006. Cash received from employees participating in the ESPP for the year ended December 31, 2007 was $5.3 million.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 12. Lease Commitments and Contractual Obligations

Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable and non-cancelable) were $34.7 million, $33.9 million and $26.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In July 2002, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”) under a 10-year agreement, which we may terminate for a fee at any time and under certain other conditions. Under the terms of the agreement, CSC is responsible for the data center operations, technology help desk and network management functions in the U.S. and UK and for certain application development and maintenance through July 31, 2012. The obligation under the contract is based on our historical and expected future level of usage and volume. If our future volume changes, payments under the contract could vary up or down based on specified formulas. Charges are subject to increases to partially offset inflation. We incurred costs of $80.4 million, $76.1 million and $65.4 million under this contract for the years ended December 31, 2007, 2006 and 2005, respectively.

In December 2003, we signed a three-year agreement with ICT Group, Inc. (“ICT”), effective January 2004, to outsource certain marketing call center activities, which contains two renewal options for up to a one year period. The agreement was amended effective September 2007 to be extended through 2011. Under the terms of the agreement, ICT will be responsible for performing certain marketing and credit-calling activities previously performed by D&B’s own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year. We incurred costs of $4.5 million, $4.1 million and $5.2 million under this contract for the years ended December 31, 2007, 2006 and 2005, respectively.

In October 2004, we signed a seven-year outsourcing agreement with International Business Machines (“IBM”). Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery, customer service, and financial processes to IBM. We may terminate this agreement for a fee at any time. We incurred costs of $30.7 million, $25.5 million and $24.4 million under this contract for the years ended December 31, 2007, 2006 and 2005, respectively.

In July 2006, we signed four-year product and technology outsourcing agreements with Acxiom Corporation in order to significantly increase the speed, data processing capacity and matching capabilities we provide our U.S. sales and marketing customers. We incurred fulfillment costs of $6.6 million and $1.5 million for the years ended December 31, 2007 and 2006, respectively.

The following table quantifies our future contractual obligations as discussed above as of December 31, 2007.

Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Operating Leases	$29.1	$22.9	$19.3	$17.3	$15.5	$34.9	$139.0
Obligations to Outsourcers	$114.8	$109.4	$93.7	$89.7	$45.9	$0.3	$453.8

The table above excludes pension obligations for which funding requirements are uncertain, excludes long-term contingent liabilities and excludes unrecognized tax benefits. Our obligations with respect to pension and postretirement medical benefit plans are described in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K. Our long-term contingent liabilities with respect to tax and legal matters are

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

discussed in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K. Our obligations with respect to senior notes and credit facilities are discussed in Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K. Our obligations with respect to spin-off obligations are discussed in Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K. Our obligations with respect to unrecognized tax benefits are discussed in Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

As of the end of 2005, settlement agreements had been executed with the IRS with respect to the Legacy Tax Matters previously referred to in our SEC filings as “Utilization of Capital Losses” and “Royalty Expense Deductions.” With respect to the Utilization of Capital Losses matter, the settlement agreement resolved the matter in its entirety. For the Royalty Expense Deductions matter, the settlement covered tax years 1995 and 1996, which represented approximately 90% of the total potential liability to the IRS, including penalties. We believe we are adequately reserved for the remaining exposure.

In addition, with respect to these two settlement agreements, we believe that IMS and NMR did not pay the IRS the full portion of the settlements they were required to pay under the applicable spin-off agreements. Because we had agreed with Donnelley/D&B1 that we and Moody’s would cover any shortfall to the IRS, D&B and Moody’s each paid the IRS approximately $12.8 million more than required by the spin-off agreements. Our efforts to obtain reimbursement from IMS and NMR for payment of this shortfall were unsuccessful.

In August 2006, we, together with Moody’s Corporation and R.H. Donnelley Corporation, filed an arbitration to enforce our rights and recover amounts owed by IMS and NMR with respect to the Utilization of Capital Losses matter. In December 2007, the Arbitration Tribunal issued a Partial Award that set forth a methodology for calculating the parties’ respective shares of the tax liability and directed the parties to attempt to agree on a dollar award consistent with the methodology set out in the Partial Award. If the parties are unable to come to agreement, they are to submit their respective calculations to the Tribunal by March 14, 2008. We believe the calculations implementing the methodology set forth in the Partial Award will result in a Final Award that provides for a dollar award in our favor.

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

With respect to our remaining Legacy Tax Matter, referred to as “Amortization and Royalty Expense Deductions/Royalty Income—1997-2007,” we made a deposit with the IRS in March 2006 of $39.8 million to stop the further accrual of statutory interest on potential tax deficiencies with respect to tax years 1997-2002. We believe that the limitations period for assessing additional income taxes for taxable years 1997-2002 expired on December 31, 2006. Nevertheless, in June 2007, the IRS issued Notices of Deficiency relating to tax years 1997, 1998, 2001, and 2002 in which the IRS asserted taxes and penalties totaling $15.8 million. With interest, the asserted deficiencies total approximately $24 million, of which D&B’s share is approximately $16 million. In November 2007, the IRS assessed the taxes and penalties asserted in the Notices of Deficiency together with interest and utilized a portion of our deposit to satisfy the assessment. We believe the assessment is illegal because it was made after the expiration of the statute of limitations, and we are presently evaluating our alternatives for recovering the portion of the deposit that was taken by the IRS to satisfy the assessment. In addition, we have requested that the IRS return all amounts that remain on deposit, plus the interest that has accrued on such amounts. To date, the IRS has returned approximately $8 million to us. We will report a further gain and a further return of cash if and to the extent we are able to recover more than $24 million of our deposit from the IRS.

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

Prior to the Second Circuit’s decision, the majority of issuers, including Hoover’s, had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. Neither Hoover’s nor the individual defendants are named in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs’ motion for class certification, and plaintiffs filed an opposition to defendants’ motions to dismiss. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter, including whether we will be able to negotiate a settlement. We believe that our reserves for this matter are adequate. As of December 31, 2007, we have $0.2 million of net reserves recorded in the consolidated financial statements, representing the deductible under the Company’s operative insurance policies.

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

Note 14. Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. Our results are reported under the following two segments: U.S. and International (which consists of operations in Canada, Europe, Asia Pacific and Latin America). Our customer solution sets are Risk Management Solutions ™, Sales & Marketing Solutions ™, E-Business Solutions ™ and Supply Management Solutions ™. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

revenues. For management reporting purposes, we evaluate segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “How We Manage Our Business” in this Form 10-K for further details. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility Programs, are not allocated to our segments.

	For the Years Ended December 31,
	2007	2006	2005
Revenue:
U.S.	$1,248.3	$1,164.2	$1,087.8
International	350.9	310.7	292.2

Consolidated Total	$1,599.2	$1,474.9	$1,380.0

Operating Income (Loss):
U.S.	$466.0	$425.8	$405.5
International	69.0	74.6	62.8

Total Divisions	535.0	500.4	468.3
Corporate and Other(1)	(109.4)	(106.7)	(103.7)

Consolidated Total	425.6	393.7	364.6
Non-Operating Income (Expense), Net	0.7	(13.3)	(9.7)

Income before Provision for Income Taxes	$426.3	$380.4	$354.9

Depreciation and Amortization:(2)
U.S.	$31.9	$24.6	$27.2
International	12.2	7.3	7.1

Total Divisions	44.1	31.9	34.3
Corporate and Other	2.5	0.2	0.3

Consolidated Total	$46.6	$32.1	$34.6

Capital Expenditures:
U.S.(3)	$11.0	$4.2	$4.0
International	2.1	7.4	1.6

Total Divisions	13.1	11.6	5.6
Corporate and Other	0.6	—	0.1

Consolidated Total	$13.7	$11.6	$5.7

Additions to Computer Software and Other Intangibles:
U.S.	$47.1	$32.3	$18.1
International	11.3	8.3	4.1

Total Divisions	58.4	40.6	22.2
Corporate and Other	—	—	—

Consolidated Total	$58.4	$40.6	$22.2

	At December 31,
	2007	2006	2005
Assets:
U.S.	$677.6	$513.3	$452.8
International	581.5	424.9	464.2

Total Divisions	1,259.1	938.2	917.0
Corporate and Other (primarily domestic pensions and taxes)	399.7	421.9	696.4

Consolidated Total	$1,658.8	$1,360.1	$1,613.4

Goodwill(4):
U.S.	$217.2	$125.1	$122.9
International	126.6	99.9	80.4

Consolidated Total	$343.8	$225.0	$203.3

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

(1)	The following table itemizes “Corporate and Other:”

	For the Years Ended December 31,
	2007	2006	2005
Corporate Costs	$(71.3)	$(64.3)	$(51.5)
Transition Costs (costs to implement our Financial Flexibility Programs)	(13.0)	(16.9)	(21.5)
Restructuring Expense	(25.1)	(25.5)	(30.7)

Total Corporate and Other	$(109.4)	$(106.7)	$(103.7)

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software and Other Intangibles.

(3)	This increase in capital expenditures in the U.S. to $11.0 million for the year ended December 31, 2007 from $4.2 million for the year ended December 31, 2006 was primarily driven by increased investments, such as DNBi, DUNSRight Quality Process and Acxiom.

(4)	The increase in goodwill in the U.S. to $217.2 million at December 31, 2007 from $125.1 million at December 31, 2006, is primarily attributable to the acquisitions described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K. The increase in goodwill in International to $126.6 million at December 31, 2007 from $99.9 million at December 31, 2006, is primarily attributable to the joint ventures as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K and the impact of foreign currency translation. The increase in goodwill in the U.S. to $125.1 million at December 31, 2006 from $122.9 million at December 31, 2005, was attributable to the acquisitions described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K. The increase in goodwill in International to $99.9 million at December 31, 2006 from $80.4 million at December 31, 2005, was attributable to foreign currency translation.

Supplemental Geographic and Customer Solution Set Information:

	At December 31,
	2007	2006	2005
Long-Lived Assets:
U.S.(5)	$708.5	$463.7	$568.2
International	182.3	136.4	125.0

Consolidated Total	$890.8	$600.1	$693.2

(5)	The increase in long-lived assets in the U.S. to $708.5 million at December 31, 2007 from $463.7 million at December 31, 2006 is primarily attributable to our current year acquisitions as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K and the increase in Prepaid Pension Costs.

	For the Years Ended December 31,
	2007	2006	2005
Customer Solution Set Revenue:
U.S.:
Risk Management Solutions	$711.7	$684.7	$655.7
Sales & Marketing Solutions	389.5	355.8	331.5
E-Business Solutions	100.4	83.2	67.2
Supply Management Solutions	46.7	40.5	33.4

Total U.S. Revenue	1,248.3	1,164.2	1,087.8

International:
Risk Management Solutions	269.3	244.4	233.9
Sales & Marketing Solutions	70.0	56.4	51.3
E-Business Solutions	7.1	5.5	2.8
Supply Management Solutions	4.5	4.4	4.2

Total International Revenue	350.9	310.7	292.2

Consolidated Total:
Risk Management Solutions	981.0	929.1	889.6
Sales & Marketing Solutions	459.5	412.2	382.8
E-Business Solutions	107.5	88.7	70.0
Supply Management Solutions	51.2	44.9	37.6

Consolidated Revenue	$1,599.2	$1,474.9	$1,380.0

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 15. Supplemental Financial Data

Other Accrued and Current Liabilities:

	At December 31,
	2007	2006
Restructuring Accruals	$6.1	$13.7
Professional Fees	57.0	43.9
Operating Expenses	30.1	25.9
Spin-Off Obligation(1)	19.9	28.5
Dividends Payable	17.1	—
Other Accrued Liabilities	47.1	38.3

	$177.3	$150.3

(1)	As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement dated September 30, 2000 (the “TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual who exercised the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that under the circumstances applicable to us the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options). We have filed tax returns for 2001 through 2006, and made estimated tax deposits for 2007, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to tax years 2003 to 2007 of approximately $19.9 million in the aggregate for such years. This potential reimbursement would be accounted for as a reduction to shareholders’ equity. During the year ended December 31, 2006, we made a payment of $20.9 million to Moody’s/D&B2 under the TAA that was fully accrued for as of December 31, 2005. During the year ended December 31, 2007, we did not make a payment to Moody’s/D&B2. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of December 31, 2007, current and former employees of D&B held 0.6 million Moody’s stock options. These stock options had a weighted average exercise price of $11.66 and a remaining, weighted average contractual life of one and a half years. All of these stock options are currently exercisable.

Property, Plant and Equipment at cost—Net:

	At December 31,
	2007	2006
Land	$4.7	$4.7
Buildings	29.7	29.3
Furniture and Equipment(2)	130.0	134.7

	164.4	168.7
Less: Accumulated Depreciation	125.5	128.9

	38.9	39.8
Leasehold Improvements, less:
Accumulated Amortization of $16.1 and $13.1	11.4	10.7

	$50.3	$50.5

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

(2)	Includes $0.9 million and $6.1 million of furniture and equipment acquired in the fourth quarter of 2007 and 2006 for which payment had not been made as of December 31, 2007 and 2006, respectively.

Other Income (Expense)—Net:

	For the Years Ended December 31,
	2007	2006	2005
Miscellaneous Other Income (Expense)—Net(3)	$1.8	$(0.3)	$0.2
Gain associated with Huaxia/D&B China Joint Venture(4)	5.8	—	—
Gain associated with Tokyo Shoko Research/D&B Japan Joint Venture(5)	13.2	—	—
Net Gain (Loss) on the Sale of Other Investments	0.9	—	3.5
Final Resolution of All Disputes on the Sale of our French Business	—	—	(3.7)
Lower Costs Related to the Sale of the Iberian Business	—	—	0.8

Other Income (Expense)—Net	$21.7	$(0.3)	$0.8

(3)	Miscellaneous Other Income (Expense)—Net increased for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to Legacy Tax Matters. Miscellaneous Other Income (Expense)—Net decreased for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to increased foreign currency transaction losses partially offset by lower bank fees.

(4)	During the year ended December 31, 2007, we recognized a gain related to our Huaxia/D&B China Joint Venture of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

(5)	During the year ended December 31, 2007, we recognized a gain related to our Tokyo Shoko Research/D&B Japan Joint Venture of $13.2 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

Computer Software and Goodwill:

	Computer Software	Goodwill
January 1, 2006	$31.4	$217.0
Additions at cost	40.4	—
Amortization	(19.1)	—
Acquisitions	—	1.6
Other(6)	0.9	6.4

December 31, 2006	53.6	225.0
Additions at cost(7)	61.2	—
Amortization	(28.7)	—
Acquisitions/Joint Ventures	0.4	113.0
Other(6)	1.4	5.8

December 31, 2007	$87.9	$343.8

(6)	Primarily due from the reallocation of goodwill related to discontinued operations and the impact of foreign currency fluctuations. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

(7)	Includes $3.1 million of computer software acquired in the fourth quarter of 2007 for which payment had not been made as of December 31, 2007.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Other Intangibles (included in Other Non-Current Assets):

	Customer Lists	Trademarks, Patents and Other	Total
January 1, 2006	$3.8	$8.3	$12.1
Acquisitions	—	4.9	4.9
Amortization	(1.6)	(1.8)	(3.4)
Other	(0.2)	0.3	0.1

December 31, 2006	2.0	11.7	13.7
Acquisitions	—	53.8	53.8
Amortization	(1.8)	(5.5)	(7.3)
Other(8)	0.1	(0.2)	(0.1)

December 31, 2007	$0.3	$59.8	$60.1

(8)	Primarily due to the impact of foreign currency fluctuations.

Allowance for Doubtful Accounts:

January 1, 2005	$16.8
Additions charged to costs and expenses	5.7
Write-offs	(2.4)
Other	0.8

December 31, 2005	20.9
Additions charged to costs and expenses	5.1
Write-offs	(6.5)
Other	0.8

December 31, 2006	20.3
Additions charged to costs and expenses	12.6
Write-offs	(13.3)
Other	(0.6)

December 31, 2007	$19.0

Deferred Tax Asset Valuation Allowance:

January 1, 2005	$54.1
Additions charged (credited) to costs and expenses	1.4
Additions charged (credited) due to foreign currency fluctuations	(4.4)

December 31, 2005	51.1
Additions charged (credited) to costs and expenses	(1.1)
Additions charged (credited) due to foreign currency fluctuations	2.7

December 31, 2006	52.7
Additions charged (credited) to costs and expenses	(0.7)
Additions charged (credited) due to foreign currency fluctuations	1.5
Additions charged (credited) to other accounts	3.2
Effect of the adoption of FIN 48	(7.8)

December 31, 2007	$48.9

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 16. Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2007
Operating Revenue:
U.S.	$302.5	$291.6	$291.9	$362.3	$1,248.3
International	76.5	89.2	82.8	102.4	350.9

Consolidated Operating Revenue	$379.0	$380.8	$374.7	$464.7	$1,599.2

Operating Income (Loss):
U.S.	$109.1	$96.0	$102.8	$158.1	$466.0
International	9.8	21.6	14.1	23.5	69.0

Total Divisions	118.9	117.6	116.9	181.6	535.0
Corporate and Other(1)	(34.5)	(27.6)	(21.5)	(25.8)	(109.4)

Consolidated Operating Income	$84.4	$90.0	$95.4	$155.8	$425.6

Income from Continuing Operations	$52.4	$86.3	$55.6	$98.4	$292.7
Income from Discontinued Operations	0.3	1.3	0.5	3.3	5.4

Net Income	$52.7	$87.6	$56.1	$101.7	$298.1

Basic Earnings Per Share of Common Stock(2)
Income from Continuing Operations	$0.88	$1.47	$0.96	$1.72	$5.03
Income from Discontinued Operations	0.01	0.02	0.01	0.06	0.09

Net Income	$0.89	$1.49	$0.97	$1.78	$5.12

Diluted Earnings Per Share of Common Stock(2)
Income from Continuing Operations	$0.86	$1.44	$0.93	$1.68	$4.90
Income from Discontinued Operations	0.01	0.02	0.01	0.06	0.09

Net Income	$0.87	$1.46	$0.94	$1.74	$4.99

Cash Dividends Paid per Common Share	$0.25	$0.25	$0.25	$0.25	$1.00

2006
Operating Revenue:
U.S.	$286.0	$271.2	$271.2	$335.8	$1,164.2
International	66.6	82.0	73.7	88.4	310.7

Consolidated Operating Revenue	$352.6	$353.2	$344.9	$424.2	$1,474.9

Operating Income (Loss):
U.S.	$103.7	$87.8	$94.0	$140.3	$425.8
International	8.9	23.3	16.5	25.9	74.6

Total Divisions	112.6	111.1	110.5	166.2	500.4
Corporate and Other(1)	(26.4)	(25.9)	(33.8)	(20.6)	(106.7)

Consolidated Operating Income	$86.2	$85.2	$76.7	$145.6	$393.7

Income from Continuing Operations	$52.3	$52.6	$46.7	$87.1	$238.7
Income from Discontinued Operations	(0.8)	(0.4)	(0.9)	4.1	2.0

Net Income	$51.5	$52.2	$45.8	$91.2	$240.7

Basic Earnings Per Share of Common Stock(2)
Income from Continuing Operations	$0.79	$0.82	$0.76	$1.44	$3.77
Income (Loss) from Discontinued Operations	(0.02)	(0.01)	(0.02)	0.06	0.04

Net Income	$0.77	$0.81	$0.74	$1.50	$3.81

Diluted Earnings Per Share of Common Stock(2)
Income from Continuing Operations	$0.76	$0.80	$0.74	$1.40	$3.67
Income (Loss) from Discontinued Operations	(0.01)	(0.01)	(0.02)	0.06	0.03

Net Income	$0.75	$0.79	$0.72	$1.46	$3.70

(1)	The following table itemizes the components of the “Corporate and Other” category of Operating Income (Loss).

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2007
Corporate Costs	$(16.8)	$(19.6)	$(17.3)	$(17.6)	$(71.3)
Transition Costs (costs to implement our
Financial Flexibility Programs)	(2.9)	(3.1)	(3.1)	(3.9)	(13.0)
Restructuring Expense	(14.8)	(4.9)	(1.1)	(4.3)	(25.1)

Total Corporate and Other	$(34.5)	$(27.6)	$(21.5)	$(25.8)	$(109.4)

2006
Corporate Costs	$(15.5)	$(17.5)	$(15.0)	$(16.3)	$(64.3)
Transition Costs (costs to implement our
Financial Flexibility Programs)	(4.5)	(4.8)	(4.6)	(3.0)	(16.9)
Restructuring Expense	(6.4)	(3.6)	(14.2)	(1.3)	(25.5)

Total Corporate and Other	$(26.4)	$(25.9)	$(33.8)	$(20.6)	$(106.7)

(2)	The number of weighted average shares outstanding changes as common shares are issued for employee benefit plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

Note 17. Discontinued Operations and Other Transactions

On December 27, 2007, we completed the sale of our Italian real estate business for approximately $9.0 million and received indemnification against certain potential data use fees. The financial statements for our subsidiaries outside the U.S. and Canada reflect a fiscal year ended November 30, in order to facilitate timely reporting of our consolidated financial results and financial position. We have reflected the results of this business as discontinued operations in the consolidated statement of earnings for all years presented. The Italian real estate business was historically recorded in our International segment.

We will recognize a gain on the sale of this business in the first quarter of 2008.

Results of discontinued operations were comprised of:

	For the Years Ended December 31,
	2007	2006	2005
Revenue	$60.5	$56.4	$63.6

Operating Income (Loss)	$13.6	$8.6	$(0.6)
Non-Operating Income (Expense)—Net	0.3	(0.2)	(0.2)

Income (Loss) before Provision for Income Taxes	13.9	8.4	(0.8)
Provision for Income Taxes	5.2	4.7	0.5
Minority Interest Income (Expense)	(3.3)	(1.7)	—

Income (Loss) from Discontinued Operations	$5.4	$2.0	$(1.3)

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The assets and liabilities of the Italian real estate business are reflected as discontinued operations held for sale in our consolidated balance sheets as of December 31, 2007 and 2006 and were comprised of:

	December 31,
	2007	2006
Cash and Cash Equivalents	$14.0	$10.6
Accounts Receivable	17.0	16.8
Deferred Income Tax	3.2	3.3
Other Current Assets	1.7	1.8
Goodwill	4.7	3.2

Total Assets	$40.6	$35.7

Accounts Payable	$1.6	$3.0
Other Accrued and Current Liabilities	20.6	18.6
Accrued Income Tax	1.2	0.9
Pension and Postretirement Benefits	1.7	1.6
Minority Interest Liability	5.9	2.6

Total Liabilities	$31.0	$26.7

Other Transactions

During the first quarter of 2005, we sold our equity investment in a South African company. We received proceeds of $5.3 million and recognized a pre-tax gain of approximately $3.5 million in the second quarter of 2005 in “Other Income (Expense)—Net.”

Note 18. Subsequent Events

Financial Flexibility Program

An integral component of our strategy is creating financial flexibility to fund investments for growth and to create shareholder value.

Through our Financial Flexibility Program we continually and systematically seek ways to improve our performance in terms of quality and cost. Specifically, we seek to eliminate, standardize, consolidate and automate our business functions. As a part of each program, we have incurred a restructuring charge, which generally consists of, among other things, employee severance and termination costs. We also have incurred transition costs, which generally consist of other costs necessary to accomplish the process changes such as consulting fees, cost of temporary workers, relocation costs and stay bonuses.

Our 2008 Financial Flexibility Program, which was approved on January 24, 2008, builds on efforts initiated in 2007 to reduce significantly the complexity of our business, a process that we anticipate continuing over the next several years. Specifically, in 2008, we will continue to address complexity reduction and create financial flexibility through several initiatives including the following:

•

Enhancing Organizational Effectiveness: this initiative is intended to reduce organizational complexity and improve the efficiency of how we are organized and how we operate as a business by continuing to address spans of control, consolidating like functions and eliminating non-essential activities;

•

Simplifying our Products and Technology: this initiative is intended to simplify the various platforms and products we offer our customers and moving to fewer and easier to use web-based platforms like DNBi and Hoover’s and eliminating and consolidating systems and technology infrastructure;

•

Streamlining Data Collection and Product Ordering: this initiative is intended to standardize and automate processes to drive efficiencies and quality to support our overall DUNSRight data strategy; and

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

•

Improving Overall Business Effectiveness: this initiative is intended to improve the efficiencies of our operations by centralizing management of key cost drivers, vendor consolidation and contract renegotiation. In addition, we are focusing on driving revenue growth by reducing the non-selling time of our sales force, enhancing our new customer acquisition activities and go-to-market approaches.

On an annualized basis, the actions under our 2008 Financial Flexibility Program are expected to create $75 million to $80 million of financial flexibility, of which approximately $60 million to $65 million will be generated in 2008, before any transition costs and restructuring charges and before any reallocation of savings generated by the initiatives. We expect all actions under our 2008 program to be completed by December 2008. To implement these initiatives we expect to incur transition costs of approximately $13 million to $15 million in 2008.

In addition, we expect to incur restructuring charges totaling $20 million to $25 million pre-tax, of which $18 million to $23 million relate to severance, approximately $1 million relate to lease termination obligations and approximately $1 million relate to other exit costs in 2008.

Approximately $30 million to $40 million of these transition costs and restructuring charges are expected to result in cash expenditures. As a result of this financial flexibility program we expect that approximately 300-350 positions will be eliminated globally.

Credit Facility

On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million.

Interest Rate Risk

In January 2008, we entered into a series of rate locks with a notional value of $400 million to hedge treasury rate volatility in anticipation of a future debt issuance.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of our fiscal year ended December 31, 2007, our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and Management’s Statement of Management’s Responsibility for Financial Statements are contained in Item 8. of this Annual Report on Form 10-K.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other	Information

Not applicable.

PART III

Item 10. Directors,	Executive Officers and Corporate Governance

The information required to be furnished by this Item 10. “Directors, Executive Officers and Corporate Governance,” is incorporated herein by reference from our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after D&B’s fiscal year end of December 31, 2007 (the “Proxy Statement”).

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2007:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders(1)	3,330,109	(2)	$46.63	3,030,574	(3)

(1)	This table includes information for two equity compensation plans adopted in connection with our separation from Moody’s Corporation. As of December 31, 2007, a total of 205,114 shares of our common stock were issuable upon exercise of outstanding options and other rights under those two plans. The weighted average exercise price of those outstanding options and other rights is $14.87 per share. No additional options or other rights may be granted under these plans.

(2)	Includes options to purchase 3,238,366 shares of our common stock, restricted stock units with respect to 87,072 shares of our common stock and deferred performance shares of 4,671 shares of our common stock. This amount does not include 387,500 outstanding shares of restricted common stock.

(3)	Includes shares available for future purchases under our ESPP. As of December 31, 2007, an aggregate of 755,277 shares of our common stock were available for purchase under the ESPP.

Item 13. Certain	Relationships and Related Transactions and Director Independence

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

(1) Financial Statements.

See Index to Financial Statements and Schedules in Part II, Item 8. of this Form 10-K.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

See Index to Exhibits in this Annual Report on Form 10-K.

(b) Exhibits.

See Index to Exhibits in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2008.

The Dun & Bradstreet Corporation (Registrant)

By:	/s/ STEVEN W. ALESIO
Steven W. Alesio
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 25, 2008.

/s/ STEVEN W. ALESIO	Director, Chairman and Chief Executive Officer (principal executive officer)
Steven W. Alesio

/s/ ANASTASIOS G. KONIDARIS	Senior Vice President and Chief Financial Officer (principal financial officer)
Anastasios G. Konidaris

/s/ ANTHONY PIETRONTONE JR.	Principal Accounting Officer (principal accounting officer)
Anthony Pietrontone Jr.

/s/ AUSTIN A. ADAMS	Director
Austin A. Adams

/s/ JOHN W. ALDEN	Director
John W. Alden

/s/ CHRISTOPHER J. COUGHLIN	Director
Christopher J. Coughlin

/s/ JAMES N. FERNANDEZ	Director
James N. Fernandez

/s/ SARA MATHEW	Director
Sara Mathew

/s/ VICTOR A. PELSON	Director
Victor A. Pelson

Director
Sandra E. Peterson

/s/ MICHAEL R. QUINLAN	Director
Michael R. Quinlan

/s/ NAOMI O. SELIGMAN	Director
Naomi O. Seligman

/s/ MICHAEL J. WINKLER	Director
Michael J. Winkler

INDEX TO EXHIBITS

Exhibit Number
3.	Articles of Incorporation and By-laws

	3.1	Restated Certificate of Incorporation of the Registrant, as amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000) and Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, dated as of August 15, 2000, between the Registrant (f.k.a. The New D&B Corporation) and Computershare Limited (f.k.a. EquiServe Trust Company, N.A.), as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, file number 1-15967, filed September 15, 2000).

	3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10, file number 1-15967, filed June 27, 2000).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, file number 1-15967, filed September 11, 2000).

	4.2	Rights Agreement, dated as of August 15, 2000, between the Registrant (f.k.a. The New D&B Corporation) and Computershare Limited (f.k.a. EquiServe Trust Company, N.A.), as Rights Agent, which includes the Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A thereto, the Form of Right Certificate as Exhibit B thereto and the Summary of Rights to Purchase Preferred Shares as Exhibit C thereto (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, file number 1-15967, filed September 15, 2000).

	4.3	Five-Year Credit Agreement, dated April 19, 2007, among The Dun & Bradstreet Corporation, the Borrowing Subsidiaries Party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of Tokyo-Mitsubishi Trust Company and Citicorp USA, Inc., as Syndication Agents, The Bank of New York and Suntrust Bank, as Documentation Agents and the Lenders Party thereto (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, file number 1-15967, filed April 19, 2007).

	4.4	Indenture, dated as of March 14, 2006, between the Dun & Bradstreet Corporation and The Bank of New York, including the Form of 5.50% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 14, 2006).

10.	Material Contracts

	10.1	Distribution Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.2	Tax Allocation Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.3	Employee Benefits Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, file number 1- 15967, filed October 4, 2000).

10.4	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

10.5	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to R.H. Donnelley Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

10.6	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

10.7	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

10.8	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

10.9	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.10	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.11	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.12	Business Process Services Agreement made and effective as of October 15, 2004 by and between the Company and International Business Machines Corporation (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 14, 2005). This Exhibit has been redacted pursuant to a confidentiality request under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended.

10.13	Technology Services Agreement between the Registrant and Computer Sciences Corporation, dated June 27, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 13, 2002).

10.14†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 4, 2006).

10.15†	Employment Agreement, dated December 31, 2004, between Steven W. Alesio and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed January 4, 2005).

10.16†	Amendment No. 1 to the Employment Agreement between Steven W. Alesio and the Company, dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed August 7, 2007).

10.17†	Amendment No. 2 to the Employment Agreement between Steven W. Alesio and the Company, dated December 13, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 19, 2007).

10.18†	The Dun & Bradstreet Executive Transition Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.19†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.20†	The Dun & Bradstreet Career Transition Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2007).

10.21†	Executive Retirement Plan of The Dun & Bradstreet Corporation, as amended May 1, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 4, 2007).

10.22†	Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.23†	Supplemental Executive Benefit Plan of The Dun & Bradstreet Corporation, as amended May 1, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 4, 2007).

10.24†	Profit Participation Benefit Equalization Plan of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.25†	The Dun & Bradstreet Corporation Non-Employee Directors’ Deferred Compensation Plan (as Amended and Restated effective December 6, 2005) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 12, 2005).

10.26†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.27†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.28†	The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (as amended and restated May 3, 2005) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed May 9, 2005).

10.29†*	2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan.

10.30†	The Dun & Bradstreet Corporation Non-Funded Deferred Compensation Plan for Non-Employee Directors (as assumed by the Registrant) (incorporated by reference to Exhibit 10.18 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed October 20, 1999).

10.31†	Form of Limited Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.25 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998).

10.32†	The Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.33†	The Dun & Bradstreet Corporation Cash Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).

10.34†	Form of Detrimental Conduct Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.35†	Key Employees’ Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 6, 2002).

10.36†	Form of International Stock Option Award under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrants’ Form 10-K, file number 1-15967, filed February 28, 2007).

10.37†	The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 28, 2003).

10.38†	Form of Stock Option Award Agreement under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.39†	Form of Restricted Stock Unit Award Agreement under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.40†	Form of Restricted Stock Award Agreement under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.41†	Form of Restricted Stock Award Agreement, effective February 23, 2007, under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

10.42†	Form of International Restricted Stock Unit Award Agreement, effective February 23, 2007, under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

10.43†	Form of Stock Option Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.44†*	Form of Stock Option Award Agreement, effective January 29, 2008, under the 2000 Non-employee Directors’ Stock Incentive Plan.

10.45†	Form of Restricted Share Unit Award Agreement under the 2000 Non-employee Directors’ Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 8, 2004).

10.46†	Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

	10.47†	Form of Restricted Stock Unit Award Agreement, effective February 23, 2007, under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

21.	Subsidiaries of the Registrant

	21.1*	Subsidiaries of the Registrant as of December 31, 2007.

23.	Consents of Experts and Counsel

	23.1*	Consent of Independent Registered Public Accounting Firm.

31.	Rule 13a-14(a)/15(d)-14(a) Certifications

	31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

	32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Represents a management contract or compensatory plan