Form 10-Q
period 2008-03-31
DUN & BRADSTREET CORP/NW
filed 2008-05-08
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at March 31, 2008
Common Stock, par value $0.01 per share	55,810,467

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Amounts in millions, except per share data)
Revenue	$414.7	$379.0

Operating Expenses	123.8	107.4
Selling and Administrative Expenses	166.8	163.3
Depreciation and Amortization	13.4	9.1
Restructuring Charge	10.4	14.8

Operating Costs	314.4	294.6

Operating Income	100.3	84.4

Interest Income	2.4	1.4
Interest Expense	(9.4)	(6.4)
Other Income (Expense) - Net	0.3	5.9

Non-Operating Income (Expense) - Net	(6.7)	0.9

Income from Continuing Operations Before Provision for Income Taxes, Minority Interests and Equity in Net Income of Affiliates	93.6	85.3
Provision for Income Taxes	33.8	33.1
Minority Interest Income (Expense)	0.1	0.1
Equity in Net Income of Affiliates	0.2	0.1

Income from Continuing Operations	60.1	52.4

Income from Discontinued Operations, Net of Income Taxes	0.7	0.3
Gain on Disposal of Italian Real Estate Business, No Tax Impact	0.4	—

Income from Discontinued Operations, Net of Income Taxes	1.1	0.3

Net Income	$61.2	$52.7

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$1.07	$0.88
Income from Discontinued Operations	0.02	0.01

Net Income	$1.09	$0.89

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$1.05	$0.86
Income from Discontinued Operations	0.02	0.01

Net Income	$1.07	$0.87

Weighted Average Number of Shares Outstanding - Basic	56.0	59.4
Weighted Average Number of Shares Outstanding - Diluted	57.3	60.9

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	March 31, 2008	December 31, 2007
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$215.7	$175.8
Accounts Receivable, Net of Allowance of $16.6 at March 31, 2008 and $19.0 at December 31, 2007	405.9	445.6
Other Receivables	25.7	9.9
Prepaid Taxes	0.8	0.9
Deferred Income Tax	14.8	18.5
Current Assets from Discontinued Operations Held for Sale	—	40.6
Other Current Assets	22.4	27.0

Total Current Assets	685.3	718.3

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $123.4 at March 31, 2008 and $141.6 at December 31, 2007	49.2	50.3
Prepaid Pension Costs	285.6	275.2
Computer Software, Net of Accumulated Amortization of $317.1 at March 31, 2008 and $334.5 at December 31, 2007	92.5	87.9
Goodwill	346.0	343.8
Deferred Income Tax	43.2	41.7
Deposit	1.8	16.8
Other Receivables	45.4	42.7
Other Non-Current Assets	82.7	82.1

Total Non-Current Assets	946.4	940.5

Total Assets	$1,631.7	$1,658.8

LIABILITIES
Current Liabilities
Accounts Payable	$25.4	$30.5
Accrued Payroll	68.2	125.5
Accrued Income Tax	21.2	14.4
Current Liabilities from Discontinued Operations Held for Sale	—	31.0
Other Accrued and Current Liabilities (Note 12)	161.9	177.3
Deferred Revenue	585.7	531.3

Total Current Liabilities	862.4	910.0

Pension and Postretirement Benefits	345.3	350.5
Long-Term Debt	790.0	724.8
Liabilities for Unrecognized Tax Benefits	83.4	79.3
Other Non-Current Liabilities	29.4	30.7

Total Liabilities	2,110.5	2,095.3

Contingencies (Note 7)
Minority Interest Liability	3.7	3.6
SHAREHOLDERS’ EQUITY
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	193.5	196.4
Retained Earnings	1,382.0	1,320.7
Treasury Stock, at cost, 26.1 shares at March 31, 2008 and 25.1 shares at December 31, 2007	(1,700.7)	(1,603.8)
Accumulated Other Comprehensive Income	(358.1)	(354.2)

Total Shareholders’ Equity	(482.5)	(440.1)

Total Liabilities and Shareholders’ Equity	$1,631.7	$1,658.8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$61.2	$52.7
Less:
Gain from Sale of Discontinued Operations	0.4	—
Net Income from Discontinued Operations	0.7	0.3

Net Income from Continuing Operations	$60.1	$52.4
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	13.4	9.1
Amortization of Unrecognized Pension Loss	2.3	7.7
Gain from Sales of Businesses	—	(5.8)
Income Tax Benefit from Stock-Based Awards	8.8	11.7
Excess Tax Benefit on Stock-Based Awards	(3.6)	(9.9)
Equity-Based Compensation	8.3	7.6
Restructuring Charge	10.4	14.8
Restructuring Payments	(3.3)	(8.1)
Deferred Income Taxes, Net	0.4	51.9
Accrued Income Taxes, Net	6.8	(28.4)
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	38.9	10.3
Net Decrease in Other Current Assets	3.1	1.2
Increase in Deferred Revenue	56.6	57.3
Decrease in Accounts Payable	(5.0)	(0.4)
Net Decrease in Accrued Liabilities	(54.0)	(38.1)
Net Decrease in Other Accrued and Current Liabilities	(4.1)	(4.1)
Changes in Non-Current Assets and Liabilities:
Net Increase in Other Long-Term Assets	(8.8)	(5.5)
Net Decrease in Long-Term Liabilities	(3.7)	(6.6)
Net, Other Non-Cash Adjustments	(0.1)	(0.4)

Net Cash Provided by Operating Activities from Continuing Operations	126.5	116.7
Net Cash Provided by Operating Activities from Discontinued Operations	2.6	2.9

Net Cash Provided by Operating Activities	129.1	119.6

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	6.5	—
Payments for Acquisitions of Businesses, Net of Cash Acquired	(8.0)	(29.8)
Cash Settlements of Foreign Currency Contracts	(0.5)	(0.6)
Capital Expenditures	(2.3)	(6.5)
Additions to Computer Software and Other Intangibles	(15.1)	(8.3)
Net, Other	0.1	0.2

Net Cash (Used in) Investing Activities from Continuing Operations	(19.3)	(45.0)
Net Cash (Used in) Investing Activities from Discontinued Operations	(11.7)	(0.2)

Net Cash (Used in) Investing Activities	(31.0)	(45.2)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(119.5)	(105.6)
Net Proceeds from Stock-Based Awards	5.0	10.3
Payments of Dividends	(16.9)	(14.9)
Proceeds from Borrowings on Credit Facilities	110.5	122.7
Payments of Borrowings on Credit Facilities	(45.3)	(97.5)
Termination of Interest Rate Derivatives	(8.5)	—
Excess Tax Benefit on Stock-Based Awards	3.6	9.9
Net, Other	(0.1)	0.3

Net Cash Used in Financing Activities	(71.2)	(74.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.9)	1.6

Increase in Cash and Cash Equivalents	26.0	1.2
Cash and Cash Equivalents, Beginning of Period	189.7	138.4

Cash and Cash Equivalents, End of Period	215.7	139.6

Cash and Cash Equivalents of Discontinued Operations, End of Period	—	9.0

Cash and Cash Equivalents of Continuing Operations, End of Period	$215.7	$130.6

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Income Taxes, Net of Refunds	$17.8	$(2.0)
Interest	$13.6	$10.6

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Note 1 — Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2007. The consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.

All significant inter-company transactions have been eliminated in consolidation.

The financial statements of the subsidiaries outside the United States (“U.S.”) and Canada reflect three month periods ended February 29, 2008 and February 28, 2007, in order to facilitate the timely reporting of our unaudited consolidated financial results and financial position.

Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation.

On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations for all periods presented. See Note 14 to these consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. We have recorded the resulting gain of $0.4 million (both pre-tax and after-tax) from the sale in the first quarter of 2008 in the consolidated statement of earnings. As of March 31, 2008, we received $6.5 million in cash and recorded $2.5 million in other receivables in the consolidated balance sheet.

On January 1, 2008, we began managing our Supply Management business as part of our Risk Management Solutions business. This is consistent with our overall strategy and also reflects customers’ needs to better understand the financial risk of their supply chain. As a result, the contributions of the Supply Management business will now be reported as a part of Risk Management Solutions. We have reclassified our historical financial results set forth in Item 1. of this Quarterly Report on Form 10-Q. Prior to January 1, 2008, we reported the results of our Supply Management business as its own solution set.

Significant Accounting Policies

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. During the three months ended March 31, 2008, we updated our significant accounting policies as follows:

Restructuring Charges

Restructuring charges have been recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”) or SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” (“SFAS No. 112”), as appropriate.

We account for one-time termination benefits, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income in accordance with SFAS No. 146, which addresses financial accounting and reporting for costs associated with restructuring activities. Under SFAS No. 146, we establish a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.

We record severance-related expenses once they are both probable and estimable in accordance with the provisions of SFAS No. 112 for severance costs provided under an ongoing benefit arrangement.

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an ongoing arrangement as described in SFAS No. 112. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we had to make significant estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” or “SFAS No. 157,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America (“GAAP”) and expands fair value measurement disclosures. However, we have deferred the application of SFAS No. 157 related to non-recurring non-financial assets and liabilities.

The estimated fair values of financial assets and liabilities, which are presented herein, have been determined by our management using available market information and appropriate valuation methodologies. However, considerable judgment could be required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts we could realize in a current market sale. See Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 2 — Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB SFAS No. 133,” or “SFAS No. 161.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently assessing the impact the adoption of SFAS No. 161 will have, if any, on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157,” or “FSP FAS 157-2,” which delays the effective date of SFAS No. 157 for non-recurring non-financial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Non-financial assets and liabilities include, among others: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities. We applied the provisions of FSP FAS 157-2 and delayed the effective date of SFAS No. 157 until January 1, 2009. We are currently assessing the impact the adoption of FSP FAS 157-2 for non-recurring non-financial assets and liabilities will have, if any, on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” or “FSP FAS 157-1.” FSP FAS 157-1 amends SFAS No. 157 to remove leasing transactions accounted for under SFAS No. 13, “Accounting for Leases,” and related guidance from its scope. FSP FAS 157-1 is effective upon the initial adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” or “SFAS No.159.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire arrangements and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material impact on our consolidated financial statements since we have elected not to apply the option to measure any of our financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. SFAS No. 157 does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We applied the provisions of FSP FAS 157-2 and delayed the effective date of SFAS No. 157 until January 1, 2009 related to non-recurring non-financial assets and liabilities. The adoption of SFAS No. 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on our consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” or “SFAS No. 160.” SFAS No. 160 establishes accounting and reporting standards that require: the ownership interests in subsidiaries held by third parties other than the parent; the amount of consolidated net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS No. 160 also establishes disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, however application of SFAS No. 160’s disclosure and presentation is retroactive. Earlier adoption of SFAS No. 160 is prohibited. We will adopt SFAS No. 160 in the first quarter of 2009. We are currently assessing the impact that the adoption of SFAS No. 160 will have, if any, on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” or “EITF No. 06-11,” that an entity should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in Additional Paid in Capital (“APIC”). The amount recognized in APIC should be included in the APIC pool. When an entity’s estimate of forfeitures increases or actual forfeitures exceed its estimates, the amount of tax benefits previously recognized in APIC should be reclassified into the statement of operations. The amount reclassified is limited to the APIC pool balance on the reclassification date. EITF No. 06-11 would apply prospectively to the income tax benefits of dividends declared on affected securities in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is permitted as of the beginning of a fiscal year for which interim financial statements or annual financial statements have not been issued. The adoption of EITF 06-11 did not have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 3 — Restructuring Charge

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

Restructuring charges have been recorded in accordance with SFAS No. 146 or SFAS No. 112, as appropriate.

We account for one-time termination benefits, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income in accordance with SFAS No. 146, which addresses financial accounting and reporting for costs associated with restructuring activities. Under SFAS No. 146, we establish a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.

We record severance-related expenses once they are both probable and estimable in accordance with the provisions of SFAS No. 112 for severance costs provided under an ongoing benefit arrangement.

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an ongoing arrangement as described in SFAS No. 112. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we had to make significant estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

During the three months ended March 31, 2008, we recorded a $7.4 million restructuring charge in connection with the Financial Flexibility Program announced in January 2008 (“2008 Financial Flexibility Program”) and a $3.0 million restructuring charge in connection with the Financial Flexibility Program announced in January 2007 (“2007 Financial Flexibility Program”). The components of these charges included:

•	Severance and termination costs of $7.4 million related to the 2008 Financial Flexibility Program. In total, approximately 125 employees were affected; and

•	Severance and termination costs of $3.0 million related to the 2007 Financial Flexibility Program. In total, approximately 40 employees were affected.

During the three months ended March 31, 2007, we recorded a $14.3 million restructuring charge in connection with the 2007 Financial Flexibility Program and a $0.5 million restructuring charge in connection with the 2006 Financial Flexibility Program. The components of these charges included:

•	Severance and termination costs of $14.3 million related to the 2007 Financial Flexibility Program. In total, approximately 175 employees were affected; and

•	Severance and termination costs of $0.5 million related to the 2006 Financial Flexibility Program. In total, approximately 15 employees were affected.

The following table sets forth the restructuring reserves and utilization related to our 2008 Financial Flexibility Program through March 31, 2008:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Charge Taken during First Quarter 2008	$7.4	$—	$7.4
Payments during First Quarter 2008	(0.4)	—	(0.4)

Balance Remaining as of March 31, 2008	$7.0	$—	$7.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table sets forth the restructuring reserves and utilization related to our 2007 Financial Flexibility Program through March 31, 2008:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2007	$5.8	$0.1	$5.9
Charge Taken during First Quarter 2008	3.0	—	3.0
Payments during First Quarter 2008	(2.7)	(0.1)	(2.8)

Balance Remaining as of March 31, 2008	$6.1	$—	$6.1

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	At March 31, 2008	At December 31, 2007
Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.5 million discount as of March 31, 2008 and December 31, 2007, respectively)	$299.5	$299.5
Credit Facilities	490.5	425.3

Total Debt Maturing After One Year	$790.0	$724.8

Fixed-Rate Notes

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes, bearing interest at a fixed annual rate of 6.625% that matured on March 15, 2006. The 2011 notes of $299.5 million, net of $0.5 million remaining discount, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheets at March 31, 2008 and December 31, 2007, respectively.

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

On September 30, 2005 and February 10, 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the above referenced debt issuance of the 2011 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in “Accumulated Other Comprehensive Income.” In connection with the issuance of the 2011 notes, these interest rate derivative transactions were terminated, resulting in proceeds of approximately $5.0 million at the date of termination. The proceeds are recorded in “Accumulated Other Comprehensive Income,” and are being amortized over the life of the 2011 notes.

On April 1, 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. Proceeds from this issuance are being used to repay indebtedness under our credit facility.

On January 30, 2008, we entered into interest rate derivative transactions with aggregate notional amounts of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the above referenced debt issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in “Accumulated Other Comprehensive Income.” In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a payment of $8.5 million, on March 28, 2008, the date of termination. The payments are recorded in “Accumulated Other Comprehensive Income,” and will be amortized over the life of the 2013 notes.

Credit Facilities

At December 31, 2007, we had a $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. The facility requires the maintenance of interest coverage and total debt to earnings before income taxes, depreciation and amortization (“EBITDA”) ratios (defined in the credit agreement). We were in compliance with these covenants at March 31, 2008 and at December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

At March 31, 2008, we had $490.5 million of borrowings outstanding under the $650 million credit facility with a weighted average interest rate of 4.24%. At December 31, 2007, we had $425.3 million of borrowings outstanding under the $500 million credit facility with a weighted average interest rate of 5.0%. We borrowed under these facilities from time-to-time during the three months ended March 31, 2008 to fund our share repurchases and working capital needs. The $650 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We have not borrowed under our commercial paper program as of March 31, 2008 or December 31, 2007.

Other

At March 31, 2008 and December 31, 2007, certain of our international operations had non-committed lines of credit of $7.6 million and $7.7 million, respectively. There were no borrowings outstanding under these lines of credit at March 31, 2008 or December 31, 2007. These arrangements have no material commitment fees and no compensating balance requirements.

At March 31, 2008 and December 31, 2007, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $5.3 million and $5.6 million, respectively.

Interest paid totaled $13.6 million and $10.6 million during the three months ended March 31, 2008 and 2007, respectively.

Note 5 — Reconciliation of Weighted Average Shares Outstanding

	At March 31,
	2008	2007
	(Share data in millions)
Weighted average number of shares outstanding - basic	56.0	59.4
Dilutive effect of our stock incentive plans	1.3	1.5

Weighted average number of shares outstanding - diluted	57.3	60.9

Stock-based awards to acquire 0.7 million and 0.3 million shares of common stock were outstanding at March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our stock options generally expire ten years from the grant date.

Our share repurchases were as follows:

	For the Three Months Ended March 31,
	2008			2007
Program	Shares		$ Amount	Shares		$ Amount
	(Share data in millions)
Share Repurchase Programs	1.0	(a)	$84.9	0.8	(b)	$68.7
Repurchases to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan	0.4	(c)	$34.6	0.4	(c)	36.9

Total Repurchases	1.4		$119.5	1.2		$105.6

(a)	In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program, which began in July 2007. We repurchased 0.3 million shares of common stock for $26.8 million under this repurchase program during the three months ended March 31, 2008. This program was completed in February 2008.

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of the then existing $200 million repurchase program. We repurchased 0.7 million shares of common stock for $58.1 million under the $400 million repurchase program during the three months ended March 31, 2008. We anticipate that the $400 million repurchase program will be completed by February 2010.

(b)	In August 2006, our Board of Directors approved a $200 million, one-year share repurchase program which began in October 2006. This program was completed in July 2007.

(c)	In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan (the “ESPP”). This program expires in August 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 6 — Comprehensive Income

Total comprehensive income for the three month periods ended March 31, 2008 and 2007, which includes net income and other gains and losses that affect shareholders’ equity, was as follows:

	Three Months Ended March 31,
	2008	2007
Net Income	$61.2	$52.7
Other Comprehensive Income:
Foreign Currency Translation Adjustment	(0.5)	0.6
Pension Adjustment, Net of tax effect of $1.1 million and $0.0 for the Three Months ended March 31, 2008 and 2007, respectively	1.9	7.7
Unrealized (Losses) Gains on Investments(1)	(5.3)	(0.3)

Total Comprehensive Income	$57.3	$60.7

(1)	Primarily relates to the termination of the interest rate derivative transactions in connection with the issuance of the 2013 notes, which resulted in a payment of approximately $8.5 million pre-tax ($5.3 million net tax impact) during the three months ended March 31, 2008.

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

As of the end of 2005, settlement agreements had been executed with the Internal Revenue Service (“IRS”) with respect to the Legacy Tax Matters previously referred to in our SEC filings as “Utilization of Capital Losses” and “Royalty Expense Deductions.” With respect to the Utilization of Capital Losses matter, the settlement agreement resolved the matter in its entirety. For the Royalty Expense Deductions matter, the settlement covered tax years 1995 and 1996, which represented approximately 90% of the total potential liability to the IRS, including penalties. We believe we are adequately reserved for the remaining exposure.

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

In August 2006, we, together with Moody’s Corporation and R.H. Donnelley Corporation, filed an arbitration to enforce our rights and recover amounts owed by IMS and NMR with respect to the Utilization of Capital Losses matter. In December 2007, the Arbitration Tribunal issued a Partial Award that set forth a methodology for calculating the parties’ respective shares of the tax liability and directed the parties to attempt to agree on a dollar award consistent with the methodology set out in the Partial Award. The parties were unable to reach an agreement, and we, Moody’s, and R.H. Donnelley submitted our calculations to the Tribunal on March 14, 2008. We believe the calculations implementing the methodology set forth in the Partial Award will result in a Final Award that provides for a dollar award in our favor.

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

With regard to the Legacy Tax Matter referred to as “Amortization and Royalty Expense Deductions/Royalty Income—1997-2007,” we previously disclosed that we made a deposit of $39.8 million with the IRS in March 2006. In November 2007, we requested the return of that deposit. In November 2007, the IRS applied $16 million of our deposit in satisfaction of deficiencies assessed for tax years 1997, 1998, 2001 and 2002. The IRS returned approximately $8 million of the deposit to us in 2007. Additionally, as of April 30, 2008, the IRS has returned approximately $17 million (which included interest of approximately $2 million resulting in a gain of approximately $1.3 million, net of tax) of which approximately $2 million was collected for the three months ended March 31, 2008. We expect to receive the balance of the deposit of approximately $2 million, which includes interest.

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

The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. Hoover’s moved to dismiss all claims against it but the motion was denied. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six “focus” cases, which were intended to serve as test cases. Plaintiffs selected these six cases, which did not include Hoover’s. On April 6, 2007, the Second Circuit denied the petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s decision, the majority of issuers, including Hoover’s, had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers that terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. On March 26, 2008, the district court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and dismissed the Section 11 claims of two new plaintiffs in one of the focus cases as time-barred. With respect to all other claims, the motions to dismiss were denied. We are still awaiting a decision from the Court on the class certification motion. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter, including whether we will be able to negotiate a settlement.

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

Note 8 — Income Taxes

Effective Tax Rate

For the three months ended March 31, 2008, our effective tax rate was 36.1% as compared to 38.9% for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was positively impacted by interest received on amounts previously held on deposit with the IRS and increased benefits for federal and state income tax purposes. The effective tax rate for the three months ended March 31, 2007 was negatively impacted for taxes incurred in our Asia Pacific region upon the transfer of certain assets to our Huaxia/D&B China Joint Venture. See Note 11 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

FIN 48

The total amount of unrecognized tax benefits as of March 31, 2008 is $136.8 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $107.2 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits could decrease, within the next twelve months, by approximately $30.7 million as a result of the expiration of statutes of limitation in various jurisdictions.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal, state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2003. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2002. We have been informed by the IRS of their intentions to commence an audit of the 2003, 2004 and 2005 tax periods.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three months ended March 31, 2008 and 2007 was $0.8 million, net of tax benefits, and $1.0 million, net of tax benefits, respectively. The total amount of accrued interest during the three months ended March 31, 2008 and 2007 was $7.7 million, net of tax benefits, and $13.2 million, net of tax benefits, respectively.

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic (income) cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans		Postretirement Benefit Obligations
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2008	2007	2008	2007
Components of Net Periodic Cost:
Service cost	$1.6	$4.7	$0.2	$0.1
Interest cost	23.9	22.9	1.2	1.3
Expected return on plan assets	(30.7)	(28.9)	—	—
Amortization of prior service cost (credit)	0.2	0.5	(1.9)	(1.9)
Recognized actuarial (gain) loss	4.3	6.7	(0.4)	(0.4)

Net Periodic (Income) Cost	$(0.7)	$5.9	$(0.9)	$(0.9)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that we expected to contribute $23.5 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $11.0 million to our postretirement benefit plan for the year ended December 31, 2008. As of March 31, 2008, we have made contributions to our U.S. Non-Qualified and non-U.S. pension plans and postretirement benefit plan of $4.7 million and $2.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 10 — Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. We manage our operations and our results are reported under the following two segments: U.S. and International (which consists of operations in Europe, Canada, Asia Pacific and Latin America). Our customer solution sets are Risk Management Solutions ™ , Sales & Marketing Solutions ™ and Internet Solutions (formerly known as E-Business Solutions ™). Inter-segment sales are immaterial and no single customer accounted for 10% or more of the Company’s total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “How We Manage Our Business” in this Quarterly Report on Form 10-Q for further details. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility Programs, are not allocated to our business segments.

	For the Three Months Ended March 31,
	2008	2007
Revenue:
U.S.	$321.2	$302.5
International	93.5	76.5

Consolidated Total	$414.7	$379.0

Operating Income (Loss):
U.S.	$118.4	$109.1
International	13.2	9.8

Total Divisions	131.6	118.9
Corporate and Other(1)	(31.3)	(34.5)

Consolidated Total	100.3	84.4
Non-Operating Income (Expense), Net	(6.7)	0.9

Income from Continuing Operations Before Provision for Income Taxes, Minority Interest and Equity in Net Income of Affiliates	$93.6	$85.3

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended March 31,
	2008	2007
Corporate Costs	$(17.7)	$(16.8)
Transition Costs (costs to implement our Financial Flexibility Programs)	(3.2)	(2.9)
Restructuring Expense	(10.4)	(14.8)

Total Corporate and Other	$(31.3)	$(34.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended March 31,
	2008	2007
Customer Solution Set Revenue:
U.S.:
Risk Management Solutions	$200.4	$190.0
Sales & Marketing Solutions	92.0	89.6
Internet Solutions	28.8	22.9

Total U.S. Revenue	321.2	302.5

International:
Risk Management Solutions	73.9	60.5
Sales & Marketing Solutions	17.7	14.2
Internet Solutions	1.9	1.8

Total International Revenue	93.5	76.5

Consolidated Total:
Risk Management Solutions	274.3	250.5
Sales & Marketing Solutions	109.7	103.8
Internet Solutions	30.7	24.7

Consolidated Total	$414.7	$379.0

	At March 31, 2008	At December 31, 2007
Assets:
U.S.	$664.6	$677.6
International	550.2	581.5

Total Divisions	1,214.8	1,259.1
Corporate and Other (primarily domestic pensions and taxes)	416.9	399.7

Consolidated Total	$1,631.7	$1,658.8

Goodwill(2):
U.S.	$219.8	$217.2
International	126.2	126.6

Consolidated Total	$346.0	$343.8

(2)	The increase in goodwill in the U.S. segment from $217.2 million at December 31, 2007 to $219.8 million at March 31, 2008 is primarily due to earn-out payments made for the achievement of certain financial performance metrics attributable to the acquisition of First Research, Inc. (“First Research”). See Note 11 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Note 11 — Acquisitions

Visible Path

During the first quarter of 2008, we acquired substantially all of the assets and assumed certain liabilities related to Visible Path for $4.2 million. Visible Path is a web-based social networking service provider. Visible Path is located in Foster City, California. We acquired the business in connection with the execution of our Internet strategy. The results of Visible Path have been included in our consolidated financial statements since the date of acquisition.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed and transaction costs in connection with the acquisition. As a result, the allocation of the purchase price is subject to future adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

First Research

During the first quarter of 2007, we acquired 100% of the outstanding capital stock of First Research with borrowings under our credit facility, for an upfront payment of $22.5 million and a potential earn-out of up to an additional $4.0 million based on the achievement of certain 2007 and 2008 financial performance metrics. First Research is based in Raleigh, North Carolina. The results of First Research’s operations have been included in our consolidated financial statements since the date of acquisition. First Research is a provider of editorial-based industry insight on over 220 industries via the Internet. As part of our Internet strategy, we are investing in Hoover’s to increase the value we deliver to our customers and accelerate the growth of our Internet solutions. Through this acquisition, we believe that we will better meet the needs of our Hoover’s customers and expand our reach to new customers.

The transaction was valued at $25.5 million, inclusive of cash acquired of $0.7 million, a working capital adjustment of $0.2 million, transaction costs of $0.3 million and an earn out of $2.5 million which was paid out in the first quarter of 2008 based on 2007 performance (recorded in accordance with SFAS No. 141). The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $17.2 million and $6.3 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $6.3 million of acquired intangible assets, $5.2 million was assigned to subscriber relationships, $1.0 million was assigned to proprietary products and $0.1 million was assigned to trade name. These acquired intangible assets, with useful lives of eighteen months to eight years, are being amortized over a weighted average useful life of 5.5 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

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

The transaction was accounted for under SFAS No. 141, EITF No. 01-2, “Interpretations of APB Opinion No. 29”, or “EITF No. 01-2,” and Accounting Principles Board Opinion (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” or “APB No. 29.” The transaction was valued at $9.3 million, inclusive of transaction costs of $2.4 million. Pursuant to EITF No. 01-2 and APB No. 29, we were required to recognize a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount. The purchase price was allocated to tangible assets and liabilities on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $7.3 million and $3.8 million, respectively. The goodwill was assigned to our International reporting unit. Of the $3.8 million of acquired intangible assets, $1.5 million was assigned to customer relationships, $0.6 million was assigned to trade name and $1.7 million was assigned to database. These acquired intangible assets, with useful lives of one to eight years, are being amortized over a weighted average useful life of 4.2 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. In connection with this transaction, we also entered into a guarantee agreement for $5 million with a related party who is a major shareholder of HICC and which serves as a guarantor. The guarantee provides that HICC and its related parties will perform their obligations in accordance with the terms of the joint venture. This guarantee is recorded as an intangible asset being amortized over an estimated useful life of ten years. The impact the transaction would have had on our results had the transaction occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

Treatment of Goodwill

The goodwill associated with First Research and the Huaxia/D&B China Joint Venture is not deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 12 — Other Accrued and Current Liabilities

	At March 31, 2008	At December 31, 2007
Restructuring Accruals	$13.1	$6.1
Professional Fees	56.3	57.0
Operating Expenses	23.0	30.1
Spin-Off Obligation(1)	19.9	19.9
Dividends Payable(2)	—	17.1
Other Accrued Liabilities	49.6	47.1

	$161.9	$177.3

(1)	As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2006, and made estimated tax deposits for 2007 and 2008, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to tax years 2003 to the first quarter of 2008 of approximately $19.9 million in the aggregate for such years. We did not make any payments during the three-month period ended March 31, 2008. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of March 31, 2008, current and former employees of D&B held 0.6 million Moody’s stock options. These stock options had a weighted average exercise price of $11.64 and a remaining weighted average contractual life of one year. All of these stock options are currently exercisable. We and Moody’s are trying to amicably resolve this matter as between the two companies.
(2)	In December 2007, our Board of Directors approved the declaration of a $0.30 per share dividend for the first quarter of 2008. This cash dividend was payable on March 17, 2008, to shareholders of record at the close of business on February 29, 2008. During the three months ended March 31, 2008, we paid the first quarter 2008 dividend. See Note 15 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further discussion on our dividends declared.

Note 13 — Fair Value Disclosures

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 have been applied prospectively beginning January 1, 2008 for all financial assets and liabilities recognized in the consolidated financial statements at fair value. For all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis, we applied the provisions of FSP FAS 157-2 and delayed the effective date of SFAS No. 157 until January 1, 2009. Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. The measurement provisions of SFAS No. 157 will not be applied to measure these non-recurring non-financial assets and liabilities until January 1, 2009. We are currently assessing the potential impact of SFAS No. 157 for all non-recurring non-financial assets and liabilities included in our consolidated financial statements.

Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments. We use short-term foreign exchange forward contracts to hedge short-term foreign currency-denominated loans, investments and certain third-party and intercompany transactions and, from time-to-time, we have used foreign exchange option contracts to reduce our International earnings exposure to adverse changes in foreign currency exchange rates. Fair value for derivative financial instruments is determined utilizing a market approach.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by FAS 157, are as follows:

Level Input:	Input Definition:
Level I	Observable inputs utilizing quoted prices (unadjusted) for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are either directly or indirectly observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs for the asset or liability in which little or no market data exists therefore requiring management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table summarizes fair value measurements by level at March 31, 2008 for assets measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Assets:
Cash and Cash Equivalents(1)	$156.2	$—	$—	$156.2
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$0.8	$—	$0.8
Option Contracts(2)	$—	$1.1	$—	$1.1

Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$0.5	$—	$0.5

(1)	Cash and cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less at the time of maturity.
(2)	Primarily represents foreign currency forward and option contracts and fair value is determined utilizing a market approach and considered a factor for nonperformance in the valuation.

Note 14 — Discontinued Operations

On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations. We have reflected the results of this business as discontinued operations in the consolidated statement of earnings for all periods presented. We have recorded the resulting gain of $0.4 million (both pre-tax and after-tax) from the sale in the first quarter of 2008 in the consolidated statement of earnings. As of March 31, 2008, we received $6.5 million in cash and recorded $2.5 million in other receivables in the consolidated balance sheet.

Results of discontinued operations were comprised of:

	For the Three Months Ended March 31,
	2008	2007
Revenue	$4.1	$13.3

Operating Income	$0.7	$1.0
Non-Operating Income (Expense)—Net	—	—

Income before Provision for Income Taxes	0.7	1.0
Provision for Income Taxes	—	0.6
Minority Interest Income (Expense)	—	(0.1)

Income from Discontinued Operations	$0.7	$0.3

Note 15 — Subsequent Events

Dividend Declaration

In May 2008, our Board of Directors approved the declaration of a dividend of $0.30 per share for the second quarter of 2008. This cash dividend will be payable on June 16, 2008, to shareholders of record at the close of business on May 30, 2008.

Fixed-Rate Notes

On April 1, 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. Proceeds from this issuance are being used to repay indebtedness under our credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence ® for over 166 years. Our global commercial database contains more than 125 million business records. The database is enhanced by our proprietary DUNSRight ® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

We provide customers with three solution sets, which meet a diverse set of customer needs globally. Customers use our Risk Management Solutions ™ to mitigate credit risk, increase cash flow and drive increased profitability; our Sales & Marketing Solutions ™ to increase revenue from new and existing customers; and our Internet Solutions (formerly known as E-Business Solutions™) to convert prospects into clients faster by enabling business professionals to research companies, executives and industries.

On January 1, 2008, we began managing our Supply Management business as part of our Risk Management Solutions business. This is consistent with our overall strategy and also reflects customers’ needs to better understand the financial risk of their supply chain. As a result, the contributions of the Supply Management business will now be reported as a part of Risk Management Solutions. We have reclassified our historical financial results set forth in Item 1. of this Quarterly Report on Form 10-Q. Prior to January 1, 2008, we reported the results of our Supply Management business as its own solution set.

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

On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations for all periods presented as set forth in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1. of this Quarterly Report on Form 10-Q. Accordingly, we have recorded the resulting gain from the sale of $0.4 million (both pre-tax and after-tax) in the first quarter of 2008 in the consolidated statement of earnings. As of March 31, 2008, we received $6.5 million in cash and recorded $2.5 million in other receivables in the consolidated balance sheet.

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

Similarly, when we evaluate the performance of our business as a whole, for 2008 our non-GAAP (generally accepted accounting principles in the United States of America) measures reflect results on a continuing operations basis, we focus on results (such as operating income, operating income growth, operating margin, net income, tax rate (defined as provision for income taxed divided by income before income taxes) and diluted earnings per share) before non-core gains and charges because such non-core gains and charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations and may drive behavior that does not ultimately maximize shareholder value. It may be concluded from our presentation of non-core gains and charges that the items that result in non-core gains and charges may occur in the future.

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

Overview

Total revenue and core revenue were the same for the three month periods ended March 31, 2008 and 2007. Therefore, our discussion of our results of operations for the three month periods ended March 31, 2008 and 2007, references only our core revenue results.

We manage and report our operations under the following two segments:

•	United States (“U.S.”); and

•	International (which consists of operations in Europe, Canada, Asia Pacific and Latin America).

The financial statements of our subsidiaries outside the U.S. and Canada reflect a fiscal quarter ended February 29, 2008 and February 28, 2007 to facilitate the timely reporting of our unaudited consolidated financial results and unaudited financial position.

The following table presents the contribution by segment to core revenue:

	For the Three Months Ended March 31,
	2008	2007
Revenue:
U.S.	77%	80%
International	23%	20%

On January 1, 2008, we began managing our Supply Management business as part of our Risk Management Solutions business. This is consistent with our overall strategy and also reflects customers’ needs to better understand the financial risk of their supply chain. As a result, the contributions of the Supply Management business will now be reported as a part of Risk Management Solutions. We have reclassified our historical financial results set forth in Item 1. of this Quarterly Report on Form 10-Q. Prior to January 1, 2008, we reported the results of our Supply Management business as its own solution set.

The following tables present contributions by customer solution set to core revenue:

	For the Three Months Ended March 31,
	2008	2007
Revenue by Customer Solution Set:
Risk Management Solutions	66%	66%
Sales & Marketing Solutions	27%	27%
Internet Solutions	7%	7%

Our customer solution sets are discussed in greater detail in “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Within our Risk Management Solutions, we monitor the performance of our “Traditional” products, our “Value-Added” products and our “Supply Management” products. Within our Sales & Marketing Solutions, we monitor the performance of our “Traditional” products, our “Value-Added” products.

Risk Management Solutions

Our Traditional Risk Management Solutions generally consist of reports from our database used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2008	2007
Risk Management Solutions Revenue	75%	76%
Core Revenue	49%	50%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2008	2007
Risk Management Solutions Revenue	21%	20%
Core Revenue	14%	14%

Our Supply Management Solutions can help companies maximize revenue growth, contain costs and comply with external regulations. Supply Management Solutions includes Open Ratings, a powerful supply risk management solution. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2008	2007
Risk Management Solutions Revenue	4%	4%
Core Revenue	3%	2%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2008	2007
Sales & Marketing Solutions Revenue	43%	43%
Core Revenue	12%	12%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2008	2007
Sales & Marketing Solutions Revenue	57%	57%
Core Revenue	15%	15%

Critical Accounting Policies and Estimates

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. During the three months ended March 31, 2008, we updated our critical accounting policies as follows:

Restructuring Charges

Restructuring charges have been recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”) or SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” (“SFAS No. 112”), as appropriate.

We account for one-time termination benefits, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income in accordance with SFAS No. 146, which addresses financial accounting and reporting for costs associated with restructuring activities. Under SFAS No. 146, we establish a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.

We record severance-related expenses once they are both probable and estimable in accordance with the provisions of SFAS No. 112 for severance costs provided under an ongoing benefit arrangement.

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an ongoing arrangement as described in SFAS No. 112. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we had to make significant estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

Recently Issued Accounting Standards

See Note 2 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for disclosure of the impact that recent accounting pronouncements may have on our unaudited consolidated financial statements.

Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in Item 1. of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2007, all of which have been prepared in accordance with GAAP.

Consolidated Revenue

The following table presents our revenue by segment:

	For the Three Months Ended March 31,
	2008	2007
	(Amounts in millions)
Revenue:
U.S.	$321.2	$302.5
International	93.5	76.5

Core Revenue	$414.7	$379.0

The following table presents our revenue by customer solution set:

	For the Three Months Ended March 31,
	2008	2007
	(Amounts in millions)
Revenue:
Risk Management Solutions	$274.3	$250.5
Sales & Marketing Solutions	109.7	103.8
Internet Solutions	30.7	24.7

Core Revenue	$414.7	$379.0

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Core revenue increased $35.7 million, or 9% (8% increase before the effect of foreign exchange). The increase in core revenue was primarily driven by an increase in U.S. revenue of $18.7 million, or 6%, and an increase in International revenue of $17.0 million, or 22% (13% increase before the effect of foreign exchange). This increase was primarily due to:

•

Growth in each of our subscription plans for our Preferred Pricing Agreement and for our Preferred Pricing Agreement with DNBi from existing customers willing to increase the level of business they do with us, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, within pre-defined ranges, provided such customers commit to an increased level of spend from their historical levels;

•	Increased revenue as a result of our recent acquisitions and our Tokyo Shoko Research/D&B Japan Joint Venture in 2007; and

•	The positive impact of foreign exchange;

partially offset by:

•	A decrease in purchases of our older legacy solutions primarily due to our customers shifting to our subscription plans solutions.

Customer Solution Sets

On a customer solution set basis, the $35.7 million increase in core revenue reflects:

•

A $23.8 million, or 10%, increase in Risk Management Solutions (7% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $10.4 million, or 6%, and an increase in revenue in International of $13.4 million, or 22% (12% increase before the effect of foreign exchange);

•

A $5.9 million, or 6%, increase in Sales & Marketing Solutions (5% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $2.4 million, or 3%, and an increase in revenue in International of $3.5 million, or 24% (16% increase before the effect of foreign exchange); and

•

A $6.0 million, or 25%, increase in Internet Solutions (24% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $5.9 million, or 26%, and an increase in revenue in International of $0.1 million, or 10% (3% increase before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three month periods ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
	2008	2007
	(Amounts in millions)
Operating Expenses	$123.8	$107.4
Selling and Administrative Expenses	166.8	163.3
Depreciation and Amortization	13.4	9.1
Restructuring Charge	10.4	14.8

Operating Costs	$314.4	$294.6

Operating Income	$100.3	$84.4

Operating Expenses

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Operating expenses increased $16.4 million, or 15%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The increase was primarily due to the following:

•

Costs associated with investments in connection with our strategy, such as DNBi, our interactive, web-based subscription service, investments to enhance our Customer Experience initiative, and Tokyo Shoko Research/D&B Japan Joint Venture;

•	Increased costs associated with our acquisition of First Research, Inc., Purisma Incorporated and AllBusiness.com, Inc.;

•	The impact of foreign exchange; and

•	Increased technology costs associated with our D&B Worldwide Network;

partially offset by:

•	Lower costs as a result of reengineering efforts; and

•	Lower employee benefit costs (see section Pension, Postretirement and Profit Participation Plan for further discussion).

Selling and Administrative Expenses

Selling and administrative expenses increased $3.5 million, or 2%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase was primarily due to the following:

•

Increased selling expenses related to costs associated with investments to enhance our strategic capabilities, such as with our Tokyo Shoko Research/D&B Japan Joint Venture and our recent acquisitions; and

•	The impact of foreign exchange;

partially offset by:

•	Lower employee benefit costs (see section Pension, Postretirement and Profit Participation Plan for further discussion); and

•	Lower costs as a result of reengineering efforts.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and Profit Participation Plan

We had net pension income of $0.7 million and net pension cost of $5.9 million for the three months ended March 31, 2008 and 2007, respectively. The increase in income or decrease in cost was primarily driven by a 53 basis points and 100 basis points increase in the discount rate applied to our U.S. plans and the major International plans, respectively, in 2008, as well as lower actuarial loss amortization included in 2008. In addition, our U.S. pension freeze in 2007 contributed to lower pension costs in 2008.

We had postretirement benefit income of $0.9 million for each of the three month periods ended March 31, 2008 and 2007.

We had expense associated with our profit participation plan (“401(k) Plan”) of $6.7 million and $2.6 million for the three months ended March 31, 2008 and 2007, respectively. The increase in expense in 2008 was due to the amendment of our matching policy in the 401(k) Plan effective July 1, 2007, to increase our match formula from 50% to 100% of a team member’s contributions and to increase the maximum match to seven percent from six percent, of such team member’s eligible compensation, subject to certain 401(k) Plan limitations.

We consider pension income (cost) and postretirement benefit income (costs) to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Stock-Based Compensation

For the three months ended March 31, 2008, we recognized total stock-based compensation expense of $8.3 million, compared to $7.6 million for the three months ended March 31, 2007.

Expense associated with our stock option programs was $3.8 million for the three months ended March 31, 2008, compared to $4.3 million for the three months ended March 31, 2007. The decrease was primarily due to fewer options outstanding in 2008.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $4.2 million for the three months ended March 31, 2008, compared to $3.0 million for the three months ended March 31, 2007. The increase was primarily due to the addition of the 2008 grant and special grants in the fourth quarter of 2007.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.3 million for each of the three month periods ended March 31, 2008 and 2007.

We expect total equity-based compensation of approximately $29.5 million for 2008. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization increased $4.3 million, or 46%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The increase for the three month period ended March 31, 2008 was primarily driven by the increased capital costs for revenue generating investments to enhance our strategic capabilities and amortization of acquired intangible assets.

Restructuring Charge

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Restructuring charges have been recorded in accordance with SFAS No. 146 or SFAS No. 112, as appropriate.

We account for one-time termination benefits, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income in accordance with SFAS No. 146, which addresses financial accounting and reporting for costs associated with restructuring activities. Under SFAS No. 146, we establish a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.

We record severance-related expenses once they are both probable and estimable in accordance with the provisions of SFAS No. 112 for severance costs provided under an ongoing benefit arrangement.

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an ongoing arrangement as described in SFAS No. 112. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we had to make significant estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

During the three months ended March 31, 2008, we recorded a $7.4 million restructuring charge in connection with the Financial Flexibility Program announced in January 2008 (“2008 Financial Flexibility Program”) and a $3.0 million restructuring charge in connection with the Financial Flexibility Program announced in January 2007 (“2007 Financial Flexibility Program”). The components of these charges included:

•	Severance and termination costs of $7.4 million related to the 2008 Financial Flexibility Program. In total, approximately 125 employees were affected; and

•	Severance and termination costs of $3.0 million related to the 2007 Financial Flexibility Program. In total, approximately 40 employees were affected.

During the three months ended March 31, 2007, we recorded a $14.3 million restructuring charge in connection with the 2007 Financial Flexibility Program and a $0.5 million restructuring charge in connection with the 2006 Financial Flexibility Program. The components of these charges included:

•	Severance and termination costs of $14.3 million related to the 2007 Financial Flexibility Program. In total, approximately 175 employees were affected; and

•	Severance and termination costs of $0.5 million related to the 2006 Financial Flexibility Program. In total, approximately 15 employees were affected.

Interest Income (Expense) — Net

The following table presents our “Interest Income (Expense) – Net” for the three month periods ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
	2008	2007
	(Amounts in millions)
Interest Income	$2.4	$1.4
Interest Expense	(9.4)	(6.4)

Interest Income (Expense) - Net	$(7.0)	$(5.0)

Interest income increased $1.0 million and interest expense increased $3.0 million for the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007. The increase in interest income is primarily attributable to higher interest bearing investments and higher interest rates during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase in interest expense is primarily attributable to higher outstanding borrowings on our credit facility during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. See Note 4 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three month periods ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
	2008	2007
	(Amounts in millions)
Miscellaneous Other Income (Expense)—Net	$0.3	$0.1
Gain associated with Huaxia/D&B China Joint Venture(a)	—	5.8

Other Income (Expense)—Net	$0.3	$5.9

(a)	During the three months ended March 31, 2007, we entered into an agreement with Huaxia International Credit Consulting Co. Limited and established a new joint venture to do business as Huaxia/D&B China. We recognized a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

Provision for Income Taxes

For the three months ended March 31, 2008, our effective tax rate was 36.1% as compared to 38.9% for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was positively impacted by interest received on amounts previously held on deposit with the Internal Revenue Service (“IRS”) and increased benefits for federal and state income tax purposes. The effective tax rate for the three months ended March 31, 2007 was negatively impacted for taxes incurred in our Asia Pacific region upon the transfer of certain assets to our Huaxia/D&B China Joint Venture.

FIN 48

The total amount of unrecognized tax benefits as of March 31, 2008 is $136.8 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $107.2 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits could decrease, within the next twelve months, by approximately $30.7 million as a result of the expiration of statutes of limitation in various jurisdictions.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal, state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2003. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2002. We have been informed by the IRS of their intentions to commence an audit of the 2003, 2004 and 2005 tax periods.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three months ended March 31, 2008 and 2007 was $0.8 million, net of tax benefits, and $1.0 million, net of tax benefits, respectively. The total amount of accrued interest during the three months ended March 31, 2008 and 2007 was $7.7 million, net of tax benefits, and $13.2 million, net of tax benefits, respectively.

Equity in Net Income of Affiliates

We recorded $0.2 million as Equity in Net Income of Affiliates for the three months ended March 31, 2008, compared to $0.1 million for the three months March 31, 2007.

Discontinued Operations

On December 27, 2007, we completed the sale of our Italian real estate business which was part of our International segment and we have reclassified the historical financial results of the Italian real estate business as discontinued operations. We recorded $0.7 million and $0.3 million of Income from Discontinued Operations, net of income tax expense, for the three month periods ended March 31, 2008 and 2007, respectively. We have recorded a gain of $0.4 million (both pre-tax and after-tax) during the three months ended March 31, 2008.

Earnings per Share

We reported earnings per share, or “EPS,” for the three month periods ended March 31, 2008 and 2007, as follows:

	For the Three Months Ended March 31,
	2008	2007
Basic Earnings Per Share of Common Stock:
Continuing Operations	$1.07	$0.88
Discontinued Operations	0.02	0.01

Basic Earnings Per Common Share of Stock	$1.09	$0.89

Diluted Earnings Per Share of Common Stock:
Continuing Operations	$1.05	$0.86
Discontinued Operations	0.02	0.01

Diluted Earnings Per Share of Common Stock	$1.07	$0.87

For the three months ended March 31, 2008, basic EPS increased 23%, compared with the three months ended March 31, 2007, due to a 16% increase in net income, as a result of increased operating performance and a 6% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the three months ended March 31, 2008, diluted EPS increased 23%, compared with the three months ended March 31, 2007 due to a 16% increase in net income, as a result of increased operating performance and a 6% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases. During the three months ended March 31, 2008, we repurchased 1.0 million shares of common stock for $84.9 million under our Board of Directors approved share repurchase programs. In addition, we repurchased 0.4 million shares of common stock for $34.6 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

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

	For the Three Months Ended March 31,
	2008	2007
	(Amounts in millions)
Non-Core gains and (charges) included in Consolidated Operating Costs:
Restructuring charges related to our Financial Flexibility Programs	$(10.4)	$(14.8)
Settlement of International payroll tax matter related to a divested entity	$—	$(0.8)
Non-Core gains and (charges) included in Other Income (Expense)-Net:
Effect of Legacy Tax Matters	$0.4	$0.5
Gain associated with Huaxia/D&B China Joint Venture	$—	$5.8
Non-Core gains and (charges) included in Provision for Income Taxes:
Restructuring charges related to our Financial Flexibility Programs	$3.9	$5.6
Effect of Legacy Tax Matters	$(0.4)	$(0.5)
Settlement of International payroll tax matter related to a divested entity	$—	$0.2
Gain associated with Huaxia/D&B China Joint Venture	$—	$(2.9)
Interest on IRS Deposit	$1.3	$—

Segment Results

Our results are reported under the following two segments: U.S. and International. The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

United States

The U.S. is our largest segment representing 77% of our core revenue for the three month periods ended March 31, 2008, as compared to 80% of our core revenue for the three month periods ended March 31, 2007.

The following table presents our U.S. core revenue by customer solution set and U.S. operating income for the three month periods ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007
	(Amounts in millions)
Revenue:
Risk Management Solutions	$200.4	$190.0
Sales & Marketing Solutions	92.0	89.6
Internet Solutions	28.8	22.9

Core U.S. Revenue	$321.2	$302.5

Operating Income	$118.4	$109.1

U.S. Overview

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

U.S. core revenue increased $18.7 million, or 6%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $18.7 million increase in core revenue for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, reflects:

Risk Management Solutions

•	A $10.4 million, or 6%, increase in Risk Management Solutions.

For the three months ended March 31, 2008, Traditional Risk Management Solutions, which accounted for 72% of total U.S. Risk Management Solutions, increased 3%. The primary drivers of this growth were:

•

Continued growth of our Preferred Pricing Agreement with DNBi subscription plans, from existing customers who are willing to increase the level of business they do with us, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, within pre-defined ranges, provided such customers commit to an increased level of spend from their historical levels;

partially offset by:

•	Lower purchases from existing customers.

For the three months ended March 31, 2008, Value-Added Risk Management Solutions, which accounted for 22% of total U.S. Risk Management Solutions, increased 8%. The primary drivers of this growth were:

•	Higher purchases from existing customers of our value-added solutions enabled by our DNBi platform;

partially offset by:

•	A shift in product mix to our Preferred Pricing Agreement with DNBi subscription plans (as noted above).

For the three months ended March 31, 2008, Supply Management, which contributed six points of total U.S. Risk Management Solutions, increased 38%, on a small base.

We believe that we will continue to experience a greater percentage of sales on new solutions where revenue will be recognized in subsequent quarters. As a result, we believe that quarterly revenue will continue to be positively impacted by the recognition of deferred revenue from prior quarter sales, offset by the deferral of revenue from current sales into subsequent periods.

Sales & Marketing Solutions

•	A $2.4 million, or 3%, increase in Sales & Marketing Solutions.

For the three months ended March 31, 2008, Traditional Sales & Marketing Solutions, which accounted for 41% of total U.S. Sales & Marketing Solutions, decreased 1%. The decrease was primarily driven by lower sales of our legacy products.

For the three months ended March 31, 2008, Value-Added Sales & Marketing Solutions, which accounted for 59% of total U.S. Sales & Marketing Solutions, increased 6%. The increase was primarily driven by higher purchases from our existing customers.

Internet Solutions

•

A $5.9 million, or 26%, increase in Internet Solutions, primarily representing the results of Hoover’s, Inc., First Research, Inc. and AllBusiness.com. The increase was due to continued growth in subscription revenue and the First Research and AllBusiness.com acquisitions.

U.S. Operating Income

U.S. operating income for the three months ended March 31, 2008 was $118.4 million, compared to $109.1 million for the three months ended March 31, 2007, an increase of $9.3 million, or 9%. The increase in operating income was primarily attributed to an increase in U.S. revenue and lower employee benefit costs offset by higher operating costs associated with our acquisitions and investments to enhance our strategic capabilities.

International

International represented 23% of our core revenue for the three month period ended March 31, 2008, as compared to 20% of our core revenue for the three month period ended March 31, 2007.

The following table presents our International core revenue by customer solution set and International operating income for the three month periods ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007
	(Amounts in millions)
Revenue:
Risk Management Solutions	$73.9	$60.5
Sales & Marketing Solutions	17.7	14.2
Internet Solutions	1.9	1.8

Core International Revenue	$93.5	$76.5

Operating Income	$13.2	$9.8

International Overview

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

International core revenue increased $17.0 million, or 22% (13% increase before the effect of foreign exchange), for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The increase is primarily due to:

•	The positive impact of foreign exchange;

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007;

•	Growth from our D&B Worldwide Network attributable to royalty payments, fulfillment services and product usage; and

•	Increased revenue as a result of our acquisition of substantially all of the assets of n2 Check Limited (“n2 Check”) in the UK in the second quarter of 2007.

International Customer Solution Sets

On a customer solution set basis, the $17.0 million increase in International core revenue for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $13.4 million, or 22% (12% increase before the effect of foreign exchange), reflecting:

For the three months ended March 31, 2008, Traditional Risk Management Solutions, which accounted for 82% of International Risk Management Solutions, increased 19% (9% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions is primarily due to the following:

•	The positive impact of foreign exchange;

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007; and

•	Increased revenue as a result of our acquisition of substantially all of the assets of n2 Check in the second quarter of 2007.

For the three months ended March 31, 2008, Value-Added Risk Management Solutions, which accounted for 17% of International Risk Management Solutions, increased 39% (28% increase before the effect of foreign exchange) primarily due to higher project-oriented business in our UK market.

For the three months ended March 31, 2008, Supply Management, which contributed one point of International Risk Management Solutions, increased 32% (19% increase before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $3.5 million, or 24% (16% increase before the effect of foreign exchange), reflecting:

For the three months ended March 31, 2008, Traditional Sales & Marketing Solutions, which accounted for 57% of International Sales & Marketing Solutions, increased 43% (32% increase before the effect of foreign exchange). This was primarily attributed to the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007.

For the three months ended March 31, 2008, Value-Added Sales & Marketing Solutions, which accounted for 43% of International Sales & Marketing Solutions, increased 6% (1% decrease before the effect of foreign exchange). The increase was primarily due to the positive impact of foreign exchange partially offset by migration of certain customers to our traditional products as well as the shift in timing of contract renewals.

Internet Solutions

•	An increase in Internet Solutions of $0.1 million, or 10% (3% increase before the effect of foreign exchange), on a small base.

Operating Income

International operating income for the three months ended March 31, 2008 was $13.2 million, compared to $9.8 million for the three months ended March 31, 2007, an increase of $3.4 million, or 35%, primarily due to:

•	An increase in core revenue;

•	Lower costs as a result of our reengineering efforts; and

•	The impact of foreign exchange;

partially offset by:

•	Increased selling expenses related to data acquisition and costs associated with our Tokyo Shoko Research/D&B Japan Joint Venture and the acquisition of substantially all of the assets of n2 Check;

•	Investment in new products, product enhancements, data purchase and fulfillment services; and

•	Increased technology costs associated with our D&B Worldwide Network.

Forward-Looking Statements

We may from time-to-time make written or oral “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in filings with the Securities and Exchange Commission, in reports to shareholders and in press releases and investor Web casts. These forward-looking statements can be identified by the use of words like “anticipates,” “aspirations,” “believes,” “commits,” “continues,” “estimates,” “expects,” “goals,” “guidance,” “intends,” “plans,” “projects,” “strategy,” “targets,” “will” and other words of similar meaning. They can also be identified by the fact that they do not relate strictly to historical or current facts.

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

•	Demand for our products is subject to intense competition, changes in customer preferences and economic conditions which impact customer behavior;

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

We elaborate on the above list of important factors in our other filings with the SEC, particularly in the discussion of our Risk Factors in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Reports on Form 10-Q. It should be understood that it is not possible to predict or identify all risk factors. Consequently, the above list of important factors and the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, should not be considered to be a complete discussion of all of our potential trends, risks and uncertainties. Except as otherwise required by federal securities laws, we do not undertake any obligation to update any forward-looking statement we may make from time-to-time.

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

Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities was $126.5 million and $116.7 million for the three months ended March 31, 2008 and 2007, respectively. The $9.8 million increase was primarily driven by:

•	Increased collections of accounts receivable as well as an increase in sales compared to the prior period;

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses;

•	Lower stock option exercise activity; and

•	A decrease in restructuring payments associated with our Financial Flexibility Program compared to the prior period;

partially offset by:

•	Timing of payments of accounts payable and accrued liabilities as well as increased payments of commission and benefits, etc., compared to the prior period; and

•	Increased tax payments as compared to the prior period.

Cash Used in Investing Activities from Continuing Operations

Net cash used in investing activities was $19.3 million for the three months ended March 31, 2008, as compared to net cash used in investing activities of $45.0 million for the three months ended March 31, 2007. The $25.7 million change primarily reflects the following activities:

•

During the three months ended March 31, 2008, in connection with our initiatives to drive long-term growth, we spent $8.0 million on acquisitions/joint ventures and other investments, net of cash acquired, as compared to $29.8 million, net of cash acquired, during the three months ended March 31, 2007. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q;

•	During the three months ended March 31, 2008, we received $6.5 million in cash from the sale of our Italian real estate business on December 27, 2007; and

•

Capital expenditures and additions to computer software and other intangibles increased $2.6 million for the three months ended March 31, 2008 as compared to March 31, 2007. This was primarily driven by our increased investments associated with our Customer Experience initiatives, DNBi, our DUNSRight quality process, in our U.S. segment and increased investments, primarily for re-engineering of our technology platforms, in our International segment.

Cash Used in Financing Activities from Continuing Operations

Net cash used in financing activities was $71.2 million and $74.8 million for the three months ended March 31, 2008 and 2007, respectively. As set forth below, this $3.6 million change relates primarily to contractual obligations, share repurchases, stock-based proceeds from stock option exercises and payments of dividends.

Contractual Obligations

Debt

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011, bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes bearing interest at a fixed annual rate of 6.625%, payable semi-annually, which matured in March 2006. We did not issue any debt during the three months ended March 31, 2008. However, on April 1, 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. Proceeds from this issuance are being used to repay indebtedness under our credit facility.

On January 30, 2008, we entered into interest rate derivative transactions with aggregate notional amounts of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the above referenced debt issuance. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in “Accumulated Other Comprehensive Income.” In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a payment of $8.5 million, on March 28, 2008, the date of termination. The payments are recorded in “Accumulated Other Comprehensive Income,” and are being amortized over the life of the 2013 notes.

Credit Facility

At March 31, 2007, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007 and entered into a $500 million, five-year credit facility. On April 19, 2007, we borrowed $182.7 million under our $500 million credit facility and utilized such proceeds to pay down the amounts outstanding under our then existing $300 million credit facility immediately prior to termination. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. The $650 million credit facility will provide us the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. At March 31, 2008, we had $490.5 million of borrowings outstanding under the $650 million credit facility. At March 31, 2007, we had $184.7 million of borrowings outstanding under the $300 million credit facility.

Share Repurchases

During the three months ended March 31, 2008, we repurchased 1.4 million shares of common stock for $119.5 million. The share repurchases are comprised of the following programs:

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of the then existing $200 million repurchase program. We repurchased 0.7 million shares of common stock for $58.1 million under the $400 million repurchase program during the three months ended March 31, 2008. We anticipate that the $400 million repurchase program will be completed by February 2010.

•

In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program, which began in July 2007. We repurchased 0.3 million shares of common stock for $26.8 million under this repurchase program during the three months ended March 31, 2008. This program was completed in February 2008.

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 0.4 million shares of common stock for $34.6 million under this program during the three months ended March 31, 2008. This program expires in August 2010.

During the three months ended March 31, 2007, we repurchased 1.2 million shares of common stock for $105.6 million. The share repurchases are comprised of the following programs:

•

In August 2006, our Board of Directors approved a $200 million, one-year share repurchase program which began in October 2006. We repurchased 0.8 million shares of common stock for $68.7 million under this program during the three months ended March 31, 2007. This program was completed in July 2007.

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate dilution under our stock incentive plans and ESPP. We repurchased 0.4 million shares of common stock for $36.9 million under this program during the three months ended March 31, 2007. This program expires in August 2010.

Stock-based Programs

For the three months ended March 31, 2008, net proceeds from stock-based awards were $5.0 million as compared to $10.3 million for the three months ended March 31, 2007. The decrease was primarily attributed to a decrease in the volume of stock option exercises during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Dividends

The total amount of dividends paid during the three months ended March 31, 2008 was $16.9 million as compared to $14.9 million for the three months ended March 31, 2007.

Future Liquidity—Sources and Uses of Funds

Share Repurchases and Dividends

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, our Board of Directors approved in August 2006, a four-year, five million share repurchase program. During the three months ended March 31, 2008, we repurchased 0.4 million shares of common stock for $34.6 million under this program with 2.3 million shares remaining to be repurchased.

In December 2007, our Board of Directors approved a $400 million, one-year share repurchase program, which began in February 2008. During the three months ended March 31, 2008, we repurchased 0.7 million for $58.1 million under this program with $341.9 million remaining to be repurchased.

In May 2008, our Board of Directors approved the declaration of a dividend of $0.30 per share for the second quarter of 2008. This cash dividend will be payable on June 16, 2008, to shareholders of record at the close of business on May 30, 2008.

Contractual Obligations

Obligations to Outsourcers

In June 2002, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”) under a 10 year Technology Services Agreement (the “TSA”), which we may terminate for a fee at any time and under certain conditions. Under the terms of the TSA, CSC is responsible for the data center operations, technology help desk, network management functions and for certain application development and maintenance in the U.S. and the UK.

On March 17, 2008, we executed an amendment (the “Amendment”) to the TSA which, among other things, decreased our projected annual charges beginning in 2008 by approximately $10 million as compared to 2007 levels, increased certain of the services level agreements that CSC is required to provide under the TSA and added additional security services to be performed by CSC.

Debt

On April 1, 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013, bearing interest at a fixed annual rate of 6.00%, payable semi-annually. Proceeds from this issuance were used to repay indebtedness under our credit facility.

Spin-off Obligation

As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2006, and made estimated tax deposits for 2007 and 2008, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to tax years 2003 to the first quarter of 2008 of approximately $19.9 million in the aggregate for such years. We did not make any payments during the three-month period ended March 31, 2008. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of March 31, 2008, current and former employees of D&B held 0.6 million Moody’s stock options. These stock options had a weighted average exercise price of $11.64 and a remaining, weighted average contractual life of one year. All of these stock options are currently exercisable. We and Moody’s are trying to amicably resolve this matter as between the two companies.

Potential Payments in Tax and Legal Matters

We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Note 7 to our unaudited consolidated financial statements included in Part I. Item 1. of this Quarterly Report on Form 10-Q, and which is incorporated by reference into Part II. of this Quarterly Report on Form 10-Q. We believe we have adequate reserves recorded in our consolidated financial statements for our current exposures in these matters.

FIN 48

We adopted FIN 48 as of January 1, 2007. As a result, in addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2007, we have a total amount of unrecognized tax benefits of $136.8 million as of March 31, 2008. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $95.3 million.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurements

As described in Note 13 to our unaudited consolidated financial statements included in Part I. Item 1. of this Quarterly Report on Form 10-Q, effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” or “SFAS No. 157,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and expands fair value measurement disclosures. However, we have deferred the application of SFAS No. 157 related to non-recurring non-financial assets and liabilities. As of March 31, 2008, we did not have any unobservable (Level 3) inputs in determining fair value.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of March 31, 2008, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007 included in Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended March 31, 2008, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended March 31, 2008, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(Amounts in millions, except per share data)
January 1 - 31, 2008	0.3	$85.50	0.3	—	$—
February 1 - 29, 2008	0.4	$89.19	0.4	—	—
March 1 - 31, 2008	0.7	$84.10	0.7	—	—

	1.4	$85.68	1.4	2.3	$341.9

(a)	During the three months ended March 31, 2008, we repurchased 0.4 million shares of common stock for $34.6 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in August 2006 and expires in August 2010. The maximum number of shares authorized for repurchase under this program is 5.0 million shares, of which 2.7 million shares have been repurchased as of March 31, 2008.
(b)	During the three months ended March 31, 2008, we repurchased 0.3 million shares of common stock for $26.8 million related to a previously announced $200 million, one-year share repurchase program approved by our Board of Directors in May 2007. This program was completed in February 2008.

In addition, during the three months ended March 31, 2008, we repurchased 0.7 million shares of common stock for $58.1 million related to a previously announced $400 million, two-year repurchase program approved by our Board of Directors in December 2007. We anticipate that this $400 million program will be completed by February 2010.

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

Date: May 8, 2008

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer

Date: May 8, 2008