Form 10-Q
period 2008-06-30
DUN & BRADSTREET CORP/NW
filed 2008-07-31
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at June 30, 2008
Common Stock, par value $0.01 per share	54,566,203

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in millions, except per share data)
Revenue	$427.7	$380.8	$842.4	$759.8
Operating Expenses	122.1	108.4	245.9	215.8
Selling and Administrative Expenses	184.5	167.6	351.3	330.9
Depreciation and Amortization	13.9	9.9	27.3	19.0
Restructuring Charge	1.2	4.9	11.6	19.7

Operating Costs	321.7	290.8	636.1	585.4

Operating Income	106.0	90.0	206.3	174.4

Interest Income	3.7	1.6	6.1	3.0
Interest Expense	(13.2)	(6.5)	(22.6)	(12.9)
Other Income (Expense) - Net	(8.4)	1.7	(8.1)	7.6

Non-Operating Income (Expense) - Net	(17.9)	(3.2)	(24.6)	(2.3)

Income from Continuing Operations Before Provision for Income Taxes, Minority Interests and Equity in Net Income of Affiliates	88.1	86.8	181.7	172.1
Provision for Income Taxes	3.7	1.2	37.5	34.3
Minority Interest Income (Expense)	(0.6)	0.4	(0.5)	0.5
Equity in Net Income of Affiliates	0.4	0.3	0.6	0.4

Income from Continuing Operations	84.2	86.3	144.3	138.7

Income from Discontinued Operations, Net of Income Taxes	—	1.3	0.7	1.6
Gain on Disposal of Italian Real Estate Business, No Income Tax Impact	—	—	0.4	—

Income from Discontinued Operations, Net of Income Taxes	—	1.3	1.1	1.6

Net Income	$84.2	$87.6	$145.4	$140.3

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$1.55	$1.47	$2.61	$2.35
Income from Discontinued Operations	—	0.02	0.02	0.03

Net Income	$1.55	$1.49	$2.63	$2.38

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$1.51	$1.44	$2.56	$2.29
Income from Discontinued Operations	—	0.02	0.02	0.03

Net Income	$1.51	$1.46	$2.58	$2.32

Weighted Average Number of Shares Outstanding - Basic	54.4	58.6	55.2	59.0
Weighted Average Number of Shares Outstanding - Diluted	55.6	60.2	56.4	60.5

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	June 30, 2008	December 31, 2007
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$245.5	$175.8
Accounts Receivable, Net of Allowance of $17.2 at June 30, 2008 and $19.0 at December 31, 2007	384.2	445.6
Other Receivables	13.1	9.9
Prepaid Taxes	17.3	0.9
Deferred Income Tax	17.2	18.5
Current Assets from Discontinued Operations Held for Sale	—	40.6
Other Current Assets	23.9	27.0

Total Current Assets	701.2	718.3

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $94.7 at June 30, 2008 and $141.6 at December 31, 2007	49.7	50.3
Prepaid Pension Costs	296.0	275.2
Computer Software, Net of Accumulated Amortization of $325.1 at June 30, 2008 and $334.5 at December 31, 2007	96.0	87.9
Goodwill	350.2	343.8
Deferred Income Tax	42.7	41.7
Deposit	—	16.8
Other Receivables	39.7	42.7
Other Non-Current Assets	82.1	82.1

Total Non-Current Assets	956.4	940.5

Total Assets	$1,657.6	$1,658.8

LIABILITIES
Current Liabilities
Accounts Payable	$47.9	$30.5
Accrued Payroll	93.5	125.5
Accrued Income Tax	11.1	14.4
Current Liabilities from Discontinued Operations Held for Sale	—	31.0
Other Accrued and Current Liabilities (Note 12)	179.6	177.3
Deferred Revenue	561.0	531.3

Total Current Liabilities	893.1	910.0

Pension and Postretirement Benefits	346.7	350.5
Long-Term Debt	825.6	724.8
Liabilities for Unrecognized Tax Benefits	70.5	79.3
Other Non-Current Liabilities	33.2	30.7

Total Liabilities	2,169.1	2,095.3

Contingencies (Note 7)
Minority Interest Liability	3.7	3.6
SHAREHOLDERS’ EQUITY
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	196.9	196.4
Retained Earnings	1,449.9	1,320.7
Treasury Stock, at cost, 27.4 shares at June 30, 2008 and 25.1 shares at December 31, 2007	(1,809.5)	(1,603.8)
Accumulated Other Comprehensive Income	(353.3)	(354.2)

Total Shareholders’ Equity	(515.2)	(440.1)

Total Liabilities and Shareholders’ Equity	$1,657.6	$1,658.8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2008	2007
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$145.4	$140.3
Less:
Gain from Sale of Discontinued Operations	0.4	—
Net Income from Discontinued Operations	0.7	1.6

Net Income from Continuing Operations	$144.3	$138.7
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	27.3	19.0
Amortization of Unrecognized Pension Loss	4.7	9.0
Gain from Sales of Businesses	(0.7)	(6.7)
Income Tax Benefit from Stock-Based Awards	14.9	22.0
Excess Tax Benefit on Stock-Based Awards	(8.7)	(17.0)
Equity-Based Compensation	14.6	13.7
Restructuring Charge	11.6	19.7
Restructuring Payments	(7.8)	(18.7)
Deferred Income Taxes, Net	1.8	(62.0)
Accrued Income Taxes, Net	(21.7)	49.5
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	60.2	45.3
Net Decrease (Increase) in Other Current Assets	1.6	(1.7)
Increase in Deferred Revenue	27.4	46.1
Increase (Decrease) in Accounts Payable	17.2	(1.4)
Net Decrease in Accrued Liabilities	(22.4)	(7.0)
Net Increase (Decrease) in Other Accrued and Current Liabilities	6.0	(0.1)
Changes in Non-Current Assets and Liabilities:
Net Increase in Other Long-Term Assets	(9.1)	(10.5)
Net Increase (Decrease) in Long-Term Liabilities	1.2	(1.7)
Net, Other Non-Cash Adjustments	(0.1)	(1.3)

Net Cash Provided by Operating Activities from Continuing Operations	262.3	234.9
Net Cash Provided by Operating Activities from Discontinued Operations	2.6	1.6

Net Cash Provided by Operating Activities	264.9	236.5

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	8.5	0.8
Payments for Acquisitions of Businesses, Net of Cash Acquired	(9.8)	(36.7)
Cash Settlements of Foreign Currency Contracts	1.8	(0.6)
Capital Expenditures	(5.5)	(9.1)
Additions to Computer Software and Other Intangibles	(28.0)	(23.5)
Net, Other	0.3	0.3

Net Cash Used in Investing Activities from Continuing Operations	(32.7)	(68.8)
Net Cash Used in Investing Activities from Discontinued Operations	(11.7)	(0.5)

Net Cash Used in Investing Activities	(44.4)	(69.3)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(244.4)	(180.5)
Net Proceeds from Stock-Based Awards	13.1	18.9
Proceeds from Issuance of Long-Term Debt	400.0	—
Payment of Bond Issuance Costs	(3.0)	—
Payments of Dividends	(33.3)	(29.6)
Proceeds from Borrowings on Credit Facilities	387.4	374.4
Payments of Borrowings on Credit Facilities	(686.8)	(357.5)
Termination of Interest Rate Derivatives	(8.5)	—
Excess Tax Benefit on Stock-Based Awards	8.7	17.0
Net, Other	0.2	0.2

Net Cash Used in Financing Activities	(166.6)	(157.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.9	6.3

Increase in Cash and Cash Equivalents	55.8	16.4
Cash and Cash Equivalents, Beginning of Period	189.7	138.4

Cash and Cash Equivalents, End of Period	245.5	154.8

Cash and Cash Equivalents of Discontinued Operations, End of Period	—	9.4

Cash and Cash Equivalents of Continuing Operations, End of Period	$245.5	$145.4

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Income Taxes, Net of Refunds	$42.5	$24.8
Interest	$16.8	$12.7

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Note 1 — Basis of Presentation

These interim unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2007. The unaudited consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.

All significant inter-company transactions have been eliminated in consolidation.

The financial statements of the subsidiaries outside the United States (“U.S.”) and Canada reflect three month and six month periods ended May 31, 2008 and 2007, in order to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation.

On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations for all periods presented. See Note 14 to these consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. We have recorded the resulting gain of $0.4 million (both pre-tax and after-tax) from the sale in the first quarter of 2008 in the consolidated statement of earnings. As of June 30, 2008, we received $9.0 million in cash.

On January 1, 2008, we began managing our Supply Management business as part of our Risk Management Solutions business. This is consistent with our overall strategy and also reflects customers’ needs to better understand the financial risk of their supply chain. As a result, the contributions of the Supply Management business is now reported as a part of Risk Management Solutions. We have reclassified our historical financial results set forth in Item 1. of this Quarterly Report on Form 10-Q. Prior to January 1, 2008, we reported the results of our Supply Management business as its own solution set.

Significant Accounting Policies

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. During the three month and six month periods ended June 30, 2008, we updated our significant accounting policies as follows:

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

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an ongoing arrangement as described in SFAS No. 112. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we had to make estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. However, we have deferred the application of SFAS No. 157 related to non-recurring non-financial assets and liabilities.

The estimated fair values of financial assets and liabilities, which are presented herein, have been determined by our management using available market information and appropriate valuation methodologies. However, judgment could be required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts we could realize in a current market sale. See Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 2 — Recent Accounting Pronouncements

In June 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or “EITF No. 03-6-1.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share,” or “SFAS No. 128.” SFAS No. 128 defines EPS as “the amount of earnings attributable to each share of common stock,” and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and should be included in the calculation of basic and diluted EPS. EITF No. 03-6-1 would apply retrospectively to all prior-period EPS data presented for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. We anticipate that our adoption of EITF 03-6-1, as of January 1, 2009, will not have a material impact on our consolidated financial statements.

In May 2008, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or “SFAS No. 162.” SFAS No. 162 provides a consistent framework for determining what accounting principles should be used in the preparation of GAAP financial statements. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval by the Public Company Accounting Oversight Board of amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’.” We have evaluated SFAS No. 162 and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In April 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 142-3, “Determination of the Useful Life of Intangible Assets,” or “FSP FAS 142-3,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations,” and other U.S. GAAP principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The measurement provision of this standard will apply only to intangible assets acquired after the effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB SFAS No. 133,” or “SFAS No. 161.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently assessing the impact the adoption of SFAS No. 161 will have, if any, on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” or “FSP FAS 157-2,” which delays the effective date of SFAS No. 157 for non-recurring non-financial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Non-financial assets and liabilities include, among others: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities. We applied the provisions of FSP FAS 157-2 and delayed the effective date of SFAS No. 157 until January 1, 2009. We are currently assessing the impact the adoption of FSP FAS 157-2 for non-recurring non-financial assets and liabilities will have, if any, on our consolidated financial statements.

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

In June 2007, the EITF reached a consensus on EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” or “EITF No. 06-11,” that an entity should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in Additional Paid in Capital (“APIC”). The amount recognized in APIC should be included in the APIC pool. When an entity’s estimate of forfeitures increases or actual forfeitures exceed its estimates, the amount of tax benefits previously recognized in APIC should be reclassified into the statement of operations. The amount reclassified is limited to the APIC pool balance on the reclassification date. EITF No. 06-11 would apply prospectively to the income tax benefits of dividends declared on affected securities in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is permitted as of the beginning of a fiscal year for which interim financial statements or annual financial statements have not been issued. The adoption of EITF No. 06-11 in the first quarter of 2008 did not have a material impact on our consolidated financial statements.

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

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an ongoing arrangement as described in SFAS No. 112. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we had to make estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

During the three months ended June 30, 2008, we recorded a $1.2 million restructuring charge in connection with the Financial Flexibility Program announced in January 2008 (“2008 Financial Flexibility Program”). The components of these charges included:

•	Severance and termination costs of $0.5 million related to the 2008 Financial Flexibility Program. In total, approximately 10 employees were affected; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.7 million related to the 2008 Financial Flexibility Program.

During the three months ended June 30, 2007, we recorded a $4.0 million restructuring charge in connection with the Financial Flexibility Program announced in January 2007 (“2007 Financial Flexibility Program”) and a $0.9 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”). The components of these charges included:

•	Severance and termination costs of $3.0 million related to the 2007 Financial Flexibility Program. In total, approximately 100 employees were affected;

•	Severance and termination costs of $0.1 million related to the 2006 Financial Flexibility Program. In total, approximately 5 employees were affected; and

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.0 million related to the 2007 Financial Flexibility Program and $0.8 million related to the 2006 Financial Flexibility Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

During the six months ended June 30, 2008, we recorded an $8.6 million restructuring charge in connection with the 2008 Financial Flexibility Program and a $3.0 million restructuring charge in connection with the 2007 Financial Flexibility Program. The components of these charges included:

•	Severance and termination costs of $7.9 million related to the 2008 Financial Flexibility Program. In total, approximately 135 employees were affected;

•	Severance and termination costs of $3.0 million related to the 2007 Financial Flexibility Program. In total, approximately 40 employees were affected; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.7 million related to the 2008 Financial Flexibility Program.

During the six months ended June 30, 2007, we recorded an $18.3 million restructuring charge in connection with the 2007 Financial Flexibility Program and a $1.4 million restructuring charge in connection with the 2006 Financial Flexibility Program. The components of these charges included:

•	Severance and termination costs of $17.3 million related to the 2007 Financial Flexibility Program. In total, approximately 200 employees were affected;

•	Severance and termination costs of $0.6 million related to the 2006 Financial Flexibility Program. In total, approximately 15 employees were affected; and

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.0 million related to the 2007 Financial Flexibility Program and $0.8 million related to the 2006 Financial Flexibility Program.

The following table sets forth the restructuring reserves and utilization related to our 2008 Financial Flexibility Program through June 30, 2008:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Charge Taken during First Quarter 2008	$7.4	$—	$7.4
Payments during First Quarter 2008	(0.4)	—	(0.4)

Balance Remaining as of March 31, 2008	$7.0	$—	$7.0

Charge Taken during Second Quarter 2008	$0.5	$0.7	$1.2
Payments during Second Quarter 2008	(1.9)	—	(1.9)

Balance Remaining as of June 30, 2008	$5.6	$0.7	$6.3

The following table sets forth the restructuring reserves and utilization related to our 2007 Financial Flexibility Program through June 30, 2008:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2007	$5.8	$0.1	$5.9
Charge Taken during First Quarter 2008	3.0	—	3.0
Payments during First Quarter 2008	(2.7)	(0.1)	(2.8)

Balance Remaining as of March 31, 2008	$6.1	$—	$6.1

Charge Taken during Second Quarter 2008	$—	$—	$—
Payments during Second Quarter 2008	(3.3)	—	(3.3)

Balance Remaining as of June 30, 2008	$2.8	$—	$2.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	At June 30, 2008	At December 31, 2007
Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.4 million and $0.5 million discount as of June 30, 2008 and December 31, 2007, respectively)	$699.6	$299.5
Credit Facilities	126.0	425.3

Total Debt Maturing After One Year	$825.6	$724.8

Fixed-Rate Notes

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below our A- credit rating on the date of issuance of the 2013 notes or subsequently upgraded. The maximum adjustment is 2.00% above the initial interest rate. As of June 30, 2008, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. The 2013 notes are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at June 30, 2008.

The 2013 notes were issued at face value and, in connection with the issuance, we incurred underwriting and other fees in the amount of approximately $3.0 million. These costs are being amortized over the life of the 2013 notes. The 2013 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. The 2013 notes do not contain any financial covenants.

On January 30, 2008, we entered into interest rate derivative transactions with aggregate notional amounts of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in “Accumulated Other Comprehensive Income.” In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a payment of $8.5 million on March 28, 2008, the date of termination. The payments are recorded in “Accumulated Other Comprehensive Income,” and will be amortized over the life of the 2013 notes.

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes, bearing interest at a fixed annual rate of 6.625% that matured on March 15, 2006. The 2011 notes of $299.6 million and $299.5 million, net of $0.4 million and $0.5 million remaining discounts, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheets at June 30, 2008 and December 31, 2007, respectively.

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

On September 30, 2005 and February 10, 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the issuance of the 2011 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2011 notes were recorded in “Accumulated Other Comprehensive Income.” In connection with the issuance of the 2011 notes, these interest rate derivative transactions were terminated, resulting in proceeds of approximately $5.0 million at the date of termination. The proceeds are recorded in “Accumulated Other Comprehensive Income” and are being amortized over the life of the 2011 notes.

Credit Facilities

At December 31, 2007, we had a $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. The facility requires the maintenance of interest coverage and total debt to earnings before income taxes, depreciation and amortization (“EBITDA”) ratios (defined in the credit agreement). We were in compliance with these covenants at June 30, 2008 and at December 31, 2007.

At June 30, 2008, we had $126.0 million of borrowings outstanding under the $650 million credit facility with a weighted average interest rate of 2.93%. At December 31, 2007, we had $425.3 million of borrowings outstanding under the $500 million credit facility with a weighted average interest rate of 5.0%. We borrowed under these facilities from time-to-time during the six months ended June 30, 2008 to fund our share repurchases, acquisition strategy and working capital needs. The $650 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We have not borrowed under our commercial paper program as of June 30, 2008 or December 31, 2007.

Other

At June 30, 2008 and December 31, 2007, certain of our international operations had non-committed lines of credit of $7.6 million and $7.7 million, respectively. There were no borrowings outstanding under these lines of credit at June 30, 2008 or December 31, 2007. These arrangements have no material commitment fees and no compensating balance requirements.

At June 30, 2008 and December 31, 2007, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $5.4 million and $5.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Interest paid totaled $3.2 million and $16.8 million during the three month and six month periods ended June 30, 2008, respectively. During the three month and six month periods ended June 30, 2007, interest paid totaled $2.1 million and $12.7 million, respectively.

Note 5 — Reconciliation of Weighted Average Shares Outstanding

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of shares outstanding - basic	54.4	58.6	55.2	59.0
Dilutive effect of our stock incentive plans	1.2	1.6	1.2	1.5

Weighted average number of shares outstanding- diluted	55.6	60.2	56.4	60.5

Stock-based awards to acquire 0.8 million and 0.4 million shares of common stock were outstanding for the three months ended June 30, 2008 and 2007, respectively, but were not included in the quarter-to-date computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Stock-based awards to acquire 0.7 million and 0.3 million shares of common stock were outstanding for the six months ended June 30, 2008 and 2007, respectively, but were not included in the year-to-date computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our stock options generally expire ten years from the grant date.

Our share repurchases were as follows:

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2008			2007			2008			2007
Program	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
Share Repurchase Programs	1.3	(a)	$104.9	0.5	(b)	$47.1	2.3	(a)	$189.8	1.3	(b)	$115.8
Repurchases to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Plan	0.2	(c)	20.0	0.3	(c)	27.8	0.6	(c)	54.6	0.7	(c)	64.7

Total Repurchases	1.5		$124.9	0.8		$74.9	2.9		$244.4	2.0		$180.5

(a)	In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program which began in February 2008 upon completion of the then existing $200 million repurchase program. We repurchased 1.3 million and 2.0 million shares of common stock for $104.9 million and $163.0 million under this program during the three month and six month periods ended June 30, 2008. We anticipate that the $400 million repurchase program will be completed by September 2009.

In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program, which began in July 2007. We repurchased 0.3 million shares of common stock for $26.8 million under this program during the six month periods ended June 30, 2008. This program was completed in February 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 6 — Comprehensive Income

Total comprehensive income for the three month and six month periods ended June 30, 2008 and 2007, which includes net income and other gains and losses that affect shareholders’ equity, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$84.2	$87.6	$145.4	$140.3
Other Comprehensive Income:
Foreign Currency Translation Adjustment	2.9	4.1	2.4	4.7
Pension Adjustment, Net of tax effect of $0.6 million and $23.1 million for the Three Months ended June 30, 2008 and 2007, respectively and $1.7 million and $26.3 million for the Six Months ended June 30, 2008 and 2007, respectively	1.7	31.9	3.6	39.6
Unrealized (Losses) Gains on Investments(a)	0.1	(0.2)	(5.1)	(0.5)

Total Comprehensive Income	$88.9	$123.4	$146.3	$184.1

(a)	Primarily relates to the termination of the interest rate derivative transactions in connection with the issuance of the 2013 notes, which resulted in a payment of approximately $8.5 million pre-tax ($5.3 million after-tax) during the three months ended March 31, 2008.

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

In August 2006, we, together with Moody’s Corporation and R.H. Donnelley Corporation, filed an arbitration to enforce our rights and recover amounts owed by IMS and NMR with respect to the Utilization of Capital Losses matter. In December 2007, the Arbitration Tribunal issued a Partial Award that set forth a methodology for calculating the parties’ respective shares of the tax liability and directed the parties to attempt to agree on a dollar award consistent with the methodology set out in the Partial Award. The parties were unable to reach an agreement, and we, Moody’s, and R.H. Donnelley submitted our calculations to the Tribunal on March 14, 2008. In July 2008, the Arbitration Tribunal issued a Clarification Order providing, among other things, further guidance for determining the principal amount, interest and costs to be awarded and directed the parties to attempt to agree on an award consistent with that guidance. The parties are to submit their responses to the Arbitration Tribunal in September 2008. We believe the Final Award will provide for a dollar award in our favor.

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

With regard to the Legacy Tax Matter referred to as “Amortization and Royalty Expense Deductions/Royalty Income—1997-2007,” we previously disclosed that we made a deposit of $39.8 million with the IRS in March 2006. In November 2007, we requested the return of that deposit. In November 2007, the IRS applied $16 million of our deposit in satisfaction of deficiencies assessed for tax years 1997, 1998, 2001 and 2002. The IRS returned approximately $8 million of the deposit to us in 2007, and approximately $19 million during 2008 (which included interest of approximately $2 million resulting in a gain of approximately $1.3 million, net of tax during the six months ended June 30, 2008) of which approximately $2 million was collected in July 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 8 — Income Taxes

Effective Tax Rate From Continuing Operations

For the three months ended June 30, 2008, our effective tax rate was 4.2% as compared to 1.3% for the three months ended June 30, 2007. The effective tax rate for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was both impacted by the favorable settlement of global tax audits and by the release of reserves for uncertain tax positions due to the expiration of the statute of limitations. The effective tax rate for the three months ended June 30, 2007 was positively impacted by the release of reserves for uncertain tax positions primarily due to the resolution of a legacy tax matter with the IRS for 1997 - 2002.

For the six months ended June 30, 2008, our effective tax rate was 20.7% as compared to 20.0% for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, was positively impacted by the favorable settlement of global tax audits and by the release of reserves for uncertain tax positions due to the expiration of the statute of limitations. The effective tax rate for the six months ended June 30, 2007 was positively impacted by the release of reserves for uncertain tax positions primarily due to the resolution of a legacy tax matter with the IRS for 1997 – 2002 and negatively impacted for taxes incurred in our Asia Pacific region upon the transfer of certain assets to our Huaxia/D&B China Joint Venture.

FIN 48

The total amount of unrecognized tax benefits as of June 30, 2008 was $111.4 million. During the three months ended June 30, 2008, we decreased our unrecognized tax benefits by approximately $25.4 million (net of increases). The decrease primarily related to the favorable settlement of global tax audits and the expiration of the statute of limitations as of June 30, 2008. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $82.5 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months, by approximately $11.0 million, due to the resolution of various global tax audits.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction we are no longer subject to examinations by the IRS for years prior to 2004. In state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2003. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2002.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and six month periods ended June 30, 2008 was $0.9 million and $1.7 million, net of tax benefits, respectively, as compared to $0.7 million and $1.7 million, net of tax benefits in the three and six month periods ended June 30, 2007, respectively. The total amount of accrued interest as of June 30, 2008 was $8.6 million, net of tax benefits, as compared to $8.1 million, net of tax benefits, as of June 30, 2007.

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic (income) cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Components of Net Periodic Cost:
Service cost	$1.5	$4.1	$3.1	$8.8	$0.1	$0.2	$0.3	$0.3
Interest cost	23.9	22.8	47.8	45.7	1.2	1.1	2.4	2.4
Expected return on plan assets	(30.8)	(29.3)	(61.5)	(58.2)	—	—	—	—
Amortization of prior service cost (credit)	0.3	0.4	0.5	0.9	(1.8)	(1.8)	(3.7)	(3.7)
Recognized actuarial (gain) loss	4.4	5.9	8.7	12.6	(0.4)	(0.4)	(0.8)	(0.8)

Net Periodic (Income) Cost	$(0.7)	$3.9	$(1.4)	$9.8	$(0.9)	$(0.9)	$(1.8)	$(1.8)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that we expected to contribute $23.5 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $11.0 million to our postretirement benefit plan for the year ended December 31, 2008. As of June 30, 2008, we have made contributions to our U.S. Non-Qualified and non-U.S. pension plans and our postretirement benefit plan of $10.6 million and $3.8 million, respectively.

Effective June 30, 2007, we amended The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”). Any pension benefit that had been accrued through such date under the U.S. Qualified Plan was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan. All non-vested U.S. Qualified Plan participants who were actively employed as of June 30, 2007 were immediately vested on July 1, 2007. As a result, we recognized a curtailment charge of $3.2 million during the six months ended June 30, 2007. We also remeasured all of our U.S. pension plans as a result of this plan change in accordance with SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” and recognized pre-tax income of $56.8 million in “Other Comprehensive Income” to reflect changes in the funded status of our U.S. pension plans on the remeasurement date. The associated tax was $22.7 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 10 — Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. We manage our operations and our results are reported under the following two segments: U.S. and International (which consists of operations in Europe, Canada, Asia Pacific and Latin America). Our customer solution sets are Risk Management Solutions ™, Sales & Marketing Solutions ™ and Internet Solutions (formerly known as E-Business Solutions ™). Inter-segment sales are immaterial and no single customer accounted for 10% or more of the Company’s total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “How We Manage Our Business” in this Quarterly Report on Form 10-Q for further details. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility Programs, are not allocated to our business segments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
U.S.	$319.3	$291.6	$640.5	$594.1
International	108.4	89.2	201.9	165.7

Consolidated Total	$427.7	$380.8	$842.4	$759.8

Operating Income (Loss):
U.S.	$105.3	$96.0	$223.7	$205.1
International	25.5	21.6	38.7	31.4

Total Divisions	130.8	117.6	262.4	236.5
Corporate and Other(1)	(24.8)	(27.6)	(56.1)	(62.1)

Consolidated Total	106.0	90.0	206.3	174.4
Non-Operating Income (Expense), Net	(17.9)	(3.2)	(24.6)	(2.3)

Income from Continuing Operations Before Provision for Income Taxes, Minority Interests and Equity in Net Income of Affiliates	$88.1	$86.8	$181.7	$172.1

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Corporate Costs	$(19.7)	$(19.6)	$(37.4)	$(36.4)
Transition Costs (costs to implement our Financial Flexibility Programs)	(3.9)	(3.1)	(7.1)	(6.0)
Restructuring Expense	(1.2)	(4.9)	(11.6)	(19.7)

Total Corporate and Other	$(24.8)	$(27.6)	$(56.1)	$(62.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Customer Solution Set Revenue:
U.S.:
Risk Management Solutions	$196.1	$187.0	$396.5	$377.0
Sales & Marketing Solutions	93.8	80.0	185.8	169.6
Internet Solutions	29.4	24.6	58.2	47.5

Total U.S. Revenue	319.3	291.6	640.5	594.1

International:
Risk Management Solutions	84.9	69.8	158.8	130.3
Sales & Marketing Solutions	21.8	17.7	39.5	31.9
Internet Solutions	1.7	1.7	3.6	3.5

Total International Revenue	108.4	89.2	201.9	165.7

Consolidated Total:
Risk Management Solutions	281.0	256.8	555.3	507.3
Sales & Marketing Solutions	115.6	97.7	225.3	201.5
Internet Solutions	31.1	26.3	61.8	51.0

Consolidated Total	$427.7	$380.8	$842.4	$759.8

	At June 30, 2008	At December 31, 2007
Assets:
U.S.	$635.2	$677.6
International	591.0	581.5

Total Divisions	1,226.2	1,259.1
Corporate and Other (primarily domestic pensions and taxes)	431.4	399.7

Consolidated Total	$1,657.6	$1,658.8

Goodwill(2):
U.S.	$219.8	$217.2
International	130.4	126.6

Consolidated Total	$350.2	$343.8

(2)	The increase in goodwill in the U.S. segment from $217.2 million at December 31, 2007 to $219.8 million at June 30, 2008 was primarily due to earn-out payments made for the achievement of certain financial performance metrics attributable to the acquisition of First Research, Inc. (“First Research”). The increase in goodwill in the International segment from $126.6 million at December 31, 2007 to $130.4 million at June 30, 2008 was primarily attributable to a positive impact of foreign currency translation and net purchase accounting adjustments. See Note 11 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

n2 Check

During the second quarter of 2007, we acquired substantially all of the assets of n2 Check, a credit and risk management company based in Kent, UK for an upfront payment of $4.3 million and a potential earn-out of up to $4.0 million based on certain financial performance metrics for the 12 month periods ending March 31, 2008 and 2009. The results of n2 Check have been included in our consolidated financial statements since the date of acquisition. Prior to the acquisition, n2 Check was a provider of credit and risk management data to small and mid-size businesses in the UK.

The transaction was valued at $5.0 million, inclusive of transaction costs of $0.3 million, and an earn-out of $0.3 million which we expect to pay in the third quarter of 2008 (recorded in accordance with SFAS No. 141). The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $3.2 million and $3.3 million, respectively. The goodwill was assigned to our International reporting unit. Of the $3.3 million of acquired intangible assets, $1.6 million was assigned to customer relationships, $1.1 million was assigned to trade name and $0.6 million was assigned to technology. These intangible assets, with useful lives from five to fourteen years, are being amortized over a weighted-average useful life of 12.3 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

First Research

During the first quarter of 2007, we acquired 100% of the outstanding capital stock of First Research with borrowings under our credit facility, for an upfront payment of $22.5 million and a potential earn-out of up to an additional $4.0 million based on the achievement of certain 2007 and 2008 financial performance metrics. First Research is based in Raleigh, North Carolina. The results of First Research’s operations have been included in our consolidated financial statements since the date of acquisition. First Research is a provider of editorial-based industry insight for its customers on over 220 industries via the Internet. As part of our Internet strategy, we are investing in Hoover’s to increase the value we deliver to our customers and accelerate the growth of our Internet solutions. Through this acquisition, we believe that we meet the needs of our Hoover’s customers and are expanding our reach to new customers.

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

The transaction was accounted for under SFAS No. 141, EITF No. 01-2, “Interpretations of APB Opinion No. 29,” or “EITF No. 01-2,” and Accounting Principles Board Opinion (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” or “APB No. 29.” The transaction was valued at $9.3 million, inclusive of transaction costs of $2.4 million. Pursuant to EITF No. 01-2 and APB No. 29, we were required to recognize a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount. The purchase price was allocated to tangible assets and liabilities on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $7.3 million and $3.8 million, respectively. The goodwill was assigned to our International reporting unit. Of the $3.8 million of acquired intangible assets, $1.5 million was assigned to customer relationships, $0.6 million was assigned to trade name and $1.7 million was assigned to database. These acquired intangible assets, with useful lives of one to eight years, are being amortized over a weighted average useful life of 4.2 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. In connection with this transaction, we also entered into a guarantee agreement for $5 million with a related party who is a major shareholder of HICC and which serves as a guarantor. The guarantee provides that HICC and its related parties will perform their obligations in accordance with the terms of the joint venture. This guarantee is recorded as an intangible asset being amortized over an estimated useful life of ten years. The impact the transaction would have had on our results had the transaction occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

Treatment of Goodwill

The goodwill associated with First Research and the Huaxia/D&B China Joint Venture is not deductible for tax purposes. The acquisition of n2Check was an asset acquisition and, as a result, the associated goodwill is deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 12 — Other Accrued and Current Liabilities

	At June 30, 2008	At December 31, 2007
Restructuring Accruals	$9.4	$6.1
Professional Fees	59.7	57.0
Operating Expenses	35.7	30.1
Spin-Off Obligation(1)	21.5	19.9
Dividends Payable(2)	—	17.1
Other Accrued Liabilities	53.3	47.1

	$179.6	$177.3

(1)	As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2006, and made estimated tax deposits for 2007 and 2008, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to tax years 2003 to the second quarter of 2008 of approximately $21.5 million in the aggregate for such years. We did not make any payments during the six month period ended June 30, 2008. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of June 30, 2008, current and former employees of D&B held 0.3 million Moody’s stock options. These stock options had a weighted average exercise price of $11.01 and a remaining weighted average contractual life of one year. All of these stock options are currently exercisable. We and Moody’s are trying to amicably resolve this matter as between the two companies.

(2)	In December 2007, our Board of Directors approved the declaration of a $0.30 per share dividend for the first quarter of 2008. This cash dividend was payable on March 17, 2008, to shareholders of record at the close of business on February 29, 2008. During the three months ended March 31, 2008, we paid the first quarter 2008 dividend.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by FAS 157, are as follows:

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

The following table summarizes fair value measurements by level at June 30, 2008 for assets measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
Assets:
Cash and Cash Equivalents(1)	$169.5	$—	$—	$169.5
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$0.5	$—	$0.5
Option Contracts(2)	$—	$0.5	$—	$0.5
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$1.9	$—	$1.9

(1)	Cash and cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less at the time of maturity.

(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

Note 14 — Discontinued Operations

On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations. We have reflected the results of this business as discontinued operations in the consolidated statement of earnings for all periods presented. We have recorded the resulting gain of $0.4 million (both pre-tax and after-tax) from the sale in the first quarter of 2008 in the consolidated statement of earnings. As of June 30, 2008, we received $9.0 million in cash.

Results of discontinued operations were comprised of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$—	$16.0	$4.1	$29.3

Operating Income	$—	$3.3	$0.7	$4.3
Non-Operating Income (Expense) - Net	—	0.1	—	0.1

Income before Provision for Income Taxes	—	3.4	0.7	4.4
Provision for Income Taxes	—	1.4	—	2.1
Minority Interest Income (Expense)	—	(0.7)	—	(0.7)

Income from Discontinued Operations	$—	$1.3	$0.7	$1.6

Note 15 — Subsequent Events

Dividend Declaration

In July 2008, our Board of Directors approved the declaration of a dividend of $0.30 per share for the third quarter of 2008. This cash dividend will be payable on September 15, 2008, to shareholders of record at the close of business on August 29, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence ® for over 167 years. Our global commercial database contains more than 130 million business records. The database is enhanced by our proprietary DUNSRight ® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

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

On January 1, 2008, we began managing our Supply Management business as part of our Risk Management Solutions business. This is consistent with our overall strategy and also reflects customers’ needs to better understand the financial risk of their supply chain. As a result, the contributions of the Supply Management business is now reported as a part of Risk Management Solutions. We have reclassified our historical financial results set forth in Item 1. of this Quarterly Report on Form 10-Q. Prior to January 1, 2008, we reported the results of our Supply Management business as its own solution set.

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

On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations for all periods presented as set forth in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1. of this Quarterly Report on Form 10-Q. Accordingly, we have recorded the resulting gain from the sale of $0.4 million (both pre-tax and after-tax) in the first quarter of 2008 in the consolidated statement of earnings. As of June 30, 2008, we received $9.0 million in cash.

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

Overview

Total revenue and core revenue were the same for the three month and six month periods ended June 30, 2008 and 2007. Therefore, our discussion of our results of operations for the three month and six month periods ended June 30, 2008 and 2007, references only our core revenue results.

We manage and report our operations under the following two segments:

•	United States (“U.S.”); and

•	International (which consists of operations in Europe, Canada, Asia Pacific and Latin America).

The financial statements of our subsidiaries outside the U.S. and Canada reflect a fiscal quarter ended May 31 to facilitate the timely reporting of our unaudited consolidated financial results and unaudited financial position.

The following table presents the contribution by segment to core revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
U.S.	75%	77%	76%	78%
International	25%	23%	24%	22%

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

The following tables present contributions by customer solution set to core revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue by Customer Solution Set:
Risk Management Solutions	66%	67%	66%	67%
Sales & Marketing Solutions	27%	26%	27%	26%
Internet Solutions	7%	7%	7%	7%

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

Risk Management Solutions

Our Traditional Risk Management Solutions generally consist of reports from our database used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Risk Management Solutions Revenue	76%	76%	75%	76%
Core Revenue	50%	51%	50%	51%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Risk Management Solutions Revenue	20%	20%	20%	20%
Core Revenue	13%	14%	13%	13%

Our Supply Management Solutions can help companies maximize revenue growth, contain costs and comply with external regulations. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Risk Management Solutions Revenue	4%	4%	5%	4%
Core Revenue	3%	2%	3%	3%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Sales & Marketing Solutions Revenue	37%	44%	40%	43%
Core Revenue	10%	11%	11%	11%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Sales & Marketing Solutions Revenue	63%	56%	60%	57%
Core Revenue	17%	15%	16%	15%

Critical Accounting Policies and Estimates

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. During the six months ended June 30, 2008, we updated our critical accounting policies as follows:

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

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an ongoing arrangement as described in SFAS No. 112. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we had to make estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

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

Consolidated Revenue

The following table presents our revenue by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Revenue:
U.S.	$319.3	$291.6	$640.5	$594.1
International	108.4	89.2	201.9	165.7

Core Revenue	$427.7	$380.8	$842.4	$759.8

The following table presents our revenue by customer solution set:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$281.0	$256.8	$555.3	$507.3
Sales & Marketing Solutions	115.6	97.7	225.3	201.5
Internet Solutions	31.1	26.3	61.8	51.0

Core Revenue	$427.7	$380.8	$842.4	$759.8

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Core revenue increased $46.9 million, or 12% (10% increase before the effect of foreign exchange). The increase in core revenue was primarily driven by an increase in U.S. revenue of $27.7 million, or 10%, and an increase in International revenue of $19.2 million, or 22% (12% increase before the effect of foreign exchange). This increase was primarily due to:

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

•	Increased revenue as a result of our recent acquisitions and our Tokyo Shoko Research/D&B Japan Joint Venture in 2007;

•	The positive impact of foreign exchange; and

•	Early renewals in Sales and Marketing Solutions (primarily from the third quarter of 2008) and strong sales execution in the U.S. market.

Customer Solution Sets

On a customer solution set basis, the $46.9 million increase in core revenue reflects:

•

A $24.2 million, or 9%, increase in Risk Management Solutions (7% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $9.1 million, or 5%, and an increase in revenue in International of $15.1 million, or 22% (12% increase before the effect of foreign exchange);

•

A $17.9 million, or 18%, increase in Sales & Marketing Solutions (17% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $13.8 million, or 17%, and an increase in revenue in International of $4.1 million, or 23% (13% increase before the effect of foreign exchange); and

•

A $4.8 million, or 18% (both before and after the effect of foreign exchange), increase in Internet Solutions. The increase was driven by growth in the U.S. of $4.8 million, or 20%. Internet Solutions in International remained consistent with the prior year period (6% decrease before the effect of foreign exchange).

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Core revenue increased $82.6 million, or 11% (9% increase before the effect of foreign exchange). The increase in core revenue was primarily driven by an increase in U.S. revenue of $46.4 million, or 8%, and an increase in International revenue of $36.2 million, or 22% (12% increase before the effect of foreign exchange). This increase was primarily due to:

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

•	Increased revenue as a result of our recent acquisitions and our Tokyo Shoko Research/D&B Japan Joint Venture in 2007; and

•	The positive impact of foreign exchange.

Customer Solution Sets

On a customer solution set basis, the $82.6 million increase in core revenue reflects:

•

A $48.0 million, or 9%, increase in Risk Management Solutions (7% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $19.5 million, or 5%, and an increase in revenue in International of $28.5 million, or 22% (12% increase before the effect of foreign exchange);

•

A $23.8 million, or 12%, increase in Sales & Marketing Solutions (10% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $16.2 million, or 10%, and an increase in revenue in International of $7.6 million, or 24% (14% increase before the effect of foreign exchange); and

•

A $10.8 million, or 21% (both before and after the effect of foreign exchange), increase in Internet Solutions. The increase was driven by growth in the U.S. of $10.7 million, or 23%, and an increase in revenue in International of $0.1 million, or 4% (2% decrease before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three month and six month periods ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$122.1	$108.4	$245.9	$215.8
Selling and Administrative Expenses	184.5	167.6	351.3	330.9
Depreciation and Amortization	13.9	9.9	27.3	19.0
Restructuring Charge	1.2	4.9	11.6	19.7

Operating Costs	$321.7	$290.8	$636.1	$585.4

Operating Income	$106.0	$90.0	$206.3	$174.4

Operating Expenses

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Operating expenses increased $13.7 million, or 13%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The increase was primarily due to the following:

•	Costs associated with investments in connection with our strategy, such as DNBi, our interactive, web-based subscription service and investments to improve our customer satisfaction levels;

•	Increased costs associated with our acquisition of Tokyo Shoko Research/D&B Japan Joint Venture, Purisma Incorporated and AllBusiness.com, Inc.; and

•	The impact of foreign exchange;

partially offset by:

•	Lower costs as a result of reengineering efforts.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Operating expenses increased $30.1 million, or 14%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The increase was primarily due to the following:

•	Costs associated with investments in connection with our strategy, such as DNBi, our interactive, web-based subscription service and investments to improve our customer satisfaction levels;

•	Increased costs associated with our acquisition of Tokyo Shoko Research/D&B Japan Joint Venture, First Research, Inc., Purisma Incorporated and AllBusiness.com, Inc.;

•	The impact of foreign exchange; and

•	Increased technology costs associated with our D&B Worldwide Network;

partially offset by:

•	Lower costs as a result of reengineering efforts.

Selling and Administrative Expenses

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Selling and administrative expenses increased $16.9 million, or 10%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The increase was primarily due to the following:

•	Higher variable selling expenses related to increased revenue (i.e., commissions, marketing, etc.);

•	Increased selling expenses related to investments to enhance our strategic capabilities, such as with our Tokyo Shoko Research/D&B Japan Joint Venture and our recent acquisitions; and

•	The impact of foreign exchange;

partially offset by:

•	Lower costs as a result of reengineering efforts.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Selling and administrative expenses increased $20.4 million, or 6%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase was primarily due to the following:

•	Increased selling expenses related to investments to enhance our strategic capabilities, such as with our Tokyo Shoko Research/D&B Japan Joint Venture and our recent acquisitions;

•	The impact of foreign exchange; and

•	Higher variable selling expenses related to increased revenue (i.e., commissions);

partially offset by:

•	Lower costs as a result of reengineering efforts.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and Profit Participation Plan

We had net pension income of $0.7 million and $1.4 million for the three month and six month periods ended June 30, 2008, respectively. We had net pension cost of $3.9 million and $9.8 million for the three month and six month periods ended June 30, 2007, respectively. The net increase in income was primarily driven by a 53 basis points and 100 basis points increase in the discount rate applied to our U.S. plans and the major International plans, respectively, in 2008, as well as lower actuarial loss amortization included in 2008.

We had postretirement benefit income of $0.9 million and $1.8 million for the three month and six month periods ended June 30, 2008, respectively. We had postretirement benefit income of $0.9 million and $1.8 million for the three month and six month periods ended June 30, 2007, respectively.

We had expense associated with our profit participation plan (“401K Plan”) of $4.3 million and $11.0 million for the three month and six month periods ended June 30, 2008, respectively. We had expense associated with our 401K Plan of $1.7 million and $4.3 million for the three month and six month periods ended June 30, 2007, respectively. The increase in expense in 2008 was due to the amendment of our matching policy in the profit participation plan effective July 1, 2007, to increase our match formula from 50% to 100% of a team member’s contributions and to increase the maximum match to seven percent from six percent, of such team member’s eligible compensation, subject to certain 401(k) Plan limitations.

We consider pension income (cost) and postretirement benefit income (cost) to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Stock-Based Compensation

For the three month and six month periods ended June 30, 2008, we recognized total stock-based compensation expense of $6.3 million and $14.6 million, compared to $6.1 million and $13.7 million for the three month and six month periods ended June 30, 2007, respectively.

Expense associated with our stock option programs was $2.4 million and $6.2 million for the three month and six month periods ended June 30, 2008, compared to $2.3 million and $6.6 million for the three month and six month periods ended June 30, 2007, respectively. The decrease for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to fewer options outstanding in 2008.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $3.7 million and $7.9 million for the three month and six month periods ended June 30, 2008, compared to $3.5 million and $6.5 million for the three month and six months periods ended June 30, 2007, respectively. The increase was primarily due to the addition of the 2008 grant and special grants in the fourth quarter of 2007.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million and $0.6 million for the three month and six month periods ended June 30, 2008, compared to $0.3 million and $0.6 million for the three month and six month periods ended June 30, 2007, respectively.

We expect total equity-based compensation of approximately $29.0 million for 2008. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization increased $4.0 million, or 42%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Depreciation and amortization increased $8.3 million, or 44%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The increase for the three month and six month periods ended June 30, 2008 was primarily driven by the increased capital costs for revenue generating investments to enhance our strategic capabilities and amortization of acquired intangible assets.

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

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an ongoing arrangement as described in SFAS No. 112. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we had to make estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

During the three months ended June 30, 2008, we recorded a $1.2 million restructuring charge in connection with the Financial Flexibility Program announced in January 2008 (“2008 Financial Flexibility Program”) and no restructuring charge in connection with the Financial Flexibility Program announced in January 2007 (“2007 Financial Flexibility Program”). The components of these charges included:

•	Severance and termination costs of $0.5 million related to the 2008 Financial Flexibility Program. In total, approximately 10 employees were affected; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.7 million related to the 2008 Financial Flexibility Program.

During the three months ended June 30, 2007, we recorded a $4.0 million restructuring charge in connection with the Financial Flexibility Program announced in January 2007 (“2007 Financial Flexibility Program”) and a $0.9 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”). The components of these charges included:

•	Severance and termination costs of $3.0 million related to the 2007 Financial Flexibility Program. In total, approximately 100 employees were affected;

•	Severance and termination costs of $0.1 million related to the 2006 Financial Flexibility Program. In total, approximately 5 employees were affected; and

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.0 million related to the 2007 Financial Flexibility Program and $0.8 million related to the 2006 Financial Flexibility Program.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

During the six months ended June 30, 2008, we recorded an $8.6 million restructuring charge in connection with the 2008 Financial Flexibility Program and a $3.0 million restructuring charge in connection with the 2007 Financial Flexibility Program. The components of these charges included:

•	Severance and termination costs of $7.9 million related to the 2008 Financial Flexibility Program. In total, approximately 135 employees were affected;

•	Severance and termination costs of $3.0 million related to the 2007 Financial Flexibility Program. In total, approximately 40 employees were affected; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.7 million related to the 2008 Financial Flexibility Program.

During the six months ended June 30, 2007, we recorded an $18.3 million restructuring charge in connection with the 2007 Financial Flexibility Program and a $1.4 million restructuring charge in connection with the 2006 Financial Flexibility Program. The components of these charges included:

•	Severance and termination costs of $17.3 million related to the 2007 Financial Flexibility Program. In total, approximately 200 employees were affected;

•	Severance and termination costs of $0.6 million related to the 2006 Financial Flexibility Program. In total, approximately 15 employees were affected; and

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.0 million related to the 2007 Financial Flexibility Program and $0.8 million related to the 2006 Financial Flexibility Program.

Interest Income (Expense) — Net

The following table presents our “Interest Income (Expense) – Net” for the three month and six month periods ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Interest Income	$3.7	$1.6	$6.1	$3.0
Interest Expense	(13.2)	(6.5)	(22.6)	(12.9)

Interest Income (Expense) - Net	$(9.5)	$(4.9)	$(16.5)	$(9.9)

For the three months ended June 30, 2008, interest income increased $2.1 million and interest expense increased $6.7 million as compared to the three months ended June 30, 2007. The increase in interest income is primarily attributable to higher interest bearing investments. The increase in interest expense is primarily attributable to higher amounts of debt outstanding.

For the six months ended June 30, 2008, interest income increased $3.1 million and interest expense increased $9.7 million as compared to the six months ended June 30, 2007. The increase in interest income is primarily attributable to higher interest bearing investments and higher interest rates. The increase in interest expense is primarily attributable to higher amounts of debt outstanding.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three month and six month periods ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Miscellaneous Other Income (Expense) - Net(a)	$(0.7)	$0.9	$(0.4)	$1.0
Gain Associated with Huaxia/D&B China Joint Venture(b)	—	—	—	5.8
Legacy Tax Matter Related to the Settlement of 2003 Tax Year (c)	(7.7)	—	(7.7)	—
Gain on Sale of an Investment(d)	—	0.8	—	0.8

Other Income (Expense) - Net	$(8.4)	$1.7	$(8.1)	$7.6

(a)	Miscellaneous Other Income (Expense) – Net decreased for the three month and six month periods ended June 30, 2008, compared to the three month and six month periods ended June 30, 2007 primarily due to higher bank fees.

(b)	During the three months ended March 31, 2007, we entered into an agreement with Huaxia International Credit Consulting Co. Limited and established a new joint venture to do business as Huaxia/D&B China. We recognized a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

(c)	During the three month and six month periods ended June 30, 2008, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the expiration of the statute of limitations (see Provision for Income Taxes below).

(d)	During the three months ended June 30, 2007, we recorded a gain related to the sale of an investment in Australia.

Provision for Income Taxes

For the three months ended June 30, 2008, our effective tax rate was 4.2% as compared to 1.3% for the three months ended June 30, 2007. The effective tax rate for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was both impacted by the favorable settlement of global tax audits and by the release of reserves for uncertain tax positions due to the expiration of the statute of limitations. The effective tax rate for the three months ended June 30, 2007 was positively impacted by the release of reserves for uncertain tax positions primarily due to the resolution of a legacy tax matter with the IRS for 1997 - 2002.

For the six months ended June 30, 2008, our effective tax rate was 20.7% as compared to 20.0% for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, was positively impacted by the favorable settlement of global tax audits and by the release of reserves for uncertain tax positions due to the expiration of the statute of limitations. The effective tax rate for the six months ended June 30, 2007 was positively impacted by the release of reserves for uncertain tax positions primarily due to the resolution of a legacy tax matter with the IRS for 1997 – 2002 and negatively impacted for taxes incurred in our Asia Pacific region upon the transfer of certain assets to our Huaxia/D&B China Joint Venture.

FIN 48

The total amount of unrecognized tax benefits as of June 30, 2008 was $111.4 million. During the three months ended June 30, 2008, we decreased our unrecognized tax benefits by approximately $25.4 million (net of increases). The decrease primarily related to the favorable settlement of global tax audits and the expiration of the statute of limitations as of June 30, 2008. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $82.5 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months, by approximately $11.0 million, due to the resolution of various global tax audits.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction we are no longer subject to examinations by the IRS for years prior to 2004. In state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2003. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2002.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and six month periods ended June 30, 2008 was $0.9 million and $1.7 million, net of tax benefits, respectively, as compared to $0.7 million and $1.7 million, net of tax benefits in the three and six month periods ended June 30, 2007, respectively. The total amount of accrued interest as of June 30, 2008 was $8.6 million, net of tax benefits, as compared to $8.1 million, net of tax benefits, as of June 30, 2007.

Equity in Net Income of Affiliates

We recorded $0.4 million and $0.6 million as Equity in Net Income of Affiliates for the three month and six month periods ended June 30, 2008, respectively, compared to $0.3 million and $0.4 million for the three month and six month periods ended June 30, 2007.

Discontinued Operations

On December 27, 2007, we completed the sale of our Italian real estate business which was part of our International segment and we have reclassified the historical financial results of the Italian real estate business as discontinued operations. We recorded $0.7 million of Income from Discontinued Operations, net of income tax expense, for the six months ended June 30, 2008. We recorded $1.3 million and $1.6 million of Income from Discontinued Operations, net of income tax expense, for the three month and six month periods ended June 30, 2007, respectively. We have recorded a gain of $0.4 million (both pre-tax and after-tax) during the six months ended June 30, 2008.

Earnings per Share

We reported earnings per share, or “EPS,” for the three month and six month periods ended June 30, 2008 and 2007, as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Basic Earnings Per Share of Common Stock:
Continuing Operations	$1.55	$1.47	$2.61	$2.35
Discontinued Operations	—	0.02	0.02	0.03

Basic Earnings Per Common Share of Stock	$1.55	$1.49	$2.63	$2.38

Diluted Earnings Per Share of Common Stock:
Continuing Operations	$1.51	$1.44	$2.56	$2.29
Discontinued Operations	—	0.02	0.02	0.03

Diluted Earnings Per Share of Common Stock	$1.51	$1.46	$2.58	$2.32

For the three months ended June 30, 2008, basic EPS increased 4%, compared with the three months ended June 30, 2007, primarily due to the favorable settlement in 2008 of global tax audits, the release of reserves in 2008 for uncertain tax positions due to the expiration of the statute of limitations, the resolution in 2007 of a legacy tax matter with the IRS for 1997 – 2002 and a 7% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the three months ended June 30, 2008, diluted EPS increased 3%, compared with the three months ended June 30, 2007 primarily due to the favorable settlement in 2008 of global tax audits, the release of reserves in 2008 for uncertain tax positions due to the expiration of the statute of limitations, the resolution in 2007 of a legacy tax matter with the IRS for 1997 – 2002 and an 8% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases. During the three months ended June 30, 2008, we repurchased 1.3 million shares of common stock for $104.9 million under our Board of Directors approved share repurchase programs. In addition, we repurchased 0.2 million shares of common stock for $20.0 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

For the six months ended June 30, 2008, basic EPS increased 11%, compared with the six months ended June 30, 2007, primarily due to the favorable settlement in 2008 of global tax audits, the release of reserves in 2008 for uncertain tax positions due to the expiration of the statute of limitations, the resolution in 2007 of a legacy tax matter with the IRS for 1997 – 2002 and a 6% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the six months ended June 30, 2008, diluted EPS increased 11%, compared with the six months ended June 30, 2007, primarily due to the favorable settlement in 2008 of global tax audits, the release of reserves in 2008 for uncertain tax positions due to the expiration of the statute of limitations, the resolution in 2007 of a legacy tax matter with the IRS for 1997 – 2002 and a 7% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases. During the six months ended June 30, 2008, we repurchased 2.3 million shares of common stock for $189.8 million under our Board of Directors approved share repurchase programs. In addition, we repurchased 0.6 million shares of common stock for $54.6 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Non-Core gains and (charges) included in Consolidated Operating Costs:
Restructuring charges related to our Financial Flexibility Programs	$(1.2)	$(4.9)	$(11.6)	$(19.7)
Settlement of International payroll tax matter related to a divested entity	$—	$—	$—	$(0.8)
Non-Core gains and (charges) included in Other Income (Expense)- Net:
Effect of Legacy Tax Matters	$0.3	$0.4	$0.7	$0.9
Gain associated with Huaxia/D&B China Joint Venture	$—	$—	$—	$5.8
Net Gain (Loss) on the Sale of Other Investments	$—	$0.8	$—	$0.8
Tax Reserve True-up for the Settlement of the 2003 tax year, primarily related to the “Amortization and Royalty Expense Deductions” transaction	$(7.7)	$—	$(7.7)	$—
Non-Core gains and (charges) included in Provision for Income Taxes:
Restructuring charges related to our Financial Flexibility Programs	$—	$1.8	$3.9	$7.4
Effect of Legacy Tax Matters	$(0.3)	$(0.4)	$(0.7)	$(0.9)
Settlement of International payroll tax matter related to a divested entity	$—	$—	$—	$0.2
Gain associated with Huaxia/D&B China Joint Venture	$—	$—	$—	$(2.9)
Net Gain (Loss) on the Sale of Other Investments	$—	$(0.3)	$—	$(0.3)
Tax Reserve True-up for the Settlement of the 2003 tax year, primarily related to the “Amortization and Royalty Expense Deductions” transaction	$15.4	$—	$15.4	$—
Tax Reserve True-up for the Settlement of the 1997 - 2002 tax years, primarily related to the “Amortization and Royalty Expense Deductions/Royalty Income 1997 - 2007” transaction	$—	$31.2	$—	$31.2
Favorable Resolution of Global Tax Audits related to the Liquidation of Dormant International Corporations	$13.7	$—	$13.7	$—
Interest on IRS Deposit	$—	$—	$1.3	$—

Segment Results

Our results are reported under the following two segments: U.S. and International. The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

United States

The U.S. is our largest segment representing 75% and 76% of our core revenue for the three month and six month periods ended June 30, 2008, respectively, as compared to 77% and 78% of our core revenue for the three month and six month periods ended June 30, 2007, respectively.

The following table presents our U.S. core revenue by customer solution set and U.S. operating income for the three month and six month periods ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$196.1	$187.0	$396.5	$377.0
Sales & Marketing Solutions	93.8	80.0	185.8	169.6
Internet Solutions	29.4	24.6	58.2	47.5

Core U.S. Revenue	$319.3	$291.6	$640.5	$594.1

Operating Income	$105.3	$96.0	$223.7	$205.1

U.S. Overview

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

U.S. core revenue increased $27.7 million, or 10%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $27.7 million increase in core revenue for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, reflects:

Risk Management Solutions

•	A $9.1 million, or 5%, increase in Risk Management Solutions.

For the three months ended June 30, 2008, Traditional Risk Management Solutions, which accounted for 73% of total U.S. Risk Management Solutions, increased 4%. The primary driver of this growth was:

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

partially offset by:

•	Lower purchases of our legacy products by our small customers.

For the three months ended June 30, 2008, Value-Added Risk Management Solutions, which accounted for 21% of total U.S. Risk Management Solutions, increased 3%. The primary driver of this growth was:

•	Higher purchases from existing customers of our value-added solutions enabled by our DNBi platform;

partially offset by:

•	A shift in product mix to our Preferred Pricing Agreement with DNBi subscription plans (as noted above).

For the three months ended June 30, 2008, Supply Management Solutions, which accounted for 6% of total U.S. Risk Management Solutions, increased 26%, on a small base. Supply Management Solutions contributed one point of growth to total U.S. Risk Management Solutions.

We believe that we will continue to experience a greater percentage of sales on new solutions where revenue will be recognized in subsequent quarters. As a result, we believe that quarterly revenue will continue to be positively impacted by the recognition of deferred revenue from prior quarter sales, offset by the deferral of revenue from current sales into subsequent periods.

Sales & Marketing Solutions

•	A $13.8 million, or 17%, increase in Sales & Marketing Solutions.

For the three months ended June 30, 2008, Traditional Sales & Marketing Solutions, which accounted for 38% of total U.S. Sales & Marketing Solutions, increased 6%. The increase was primarily due to early renewals (primarily from the third quarter of 2008) and strong sales execution. Also, we experienced increased revenue associated with our acquisition of the Education Division of Automation Research, Inc. d/b/a MKTG Services in the third quarter of 2007.

For the three months ended June 30, 2008, Value-Added Sales & Marketing Solutions, which accounted for 62% of total U.S. Sales & Marketing Solutions, increased 25%. The increase was primarily due to increased purchases from existing customers and early renewals (primarily from the third quarter of 2008) and strong sales execution.

Internet Solutions

•

A $4.8 million, or 20%, increase in Internet Solutions, primarily representing the results of Hoover’s, Inc., First Research, Inc. and AllBusiness.com. The increase was due to continued growth in subscription revenue generally and the First Research and AllBusiness.com acquisitions.

U.S. Operating Income

U.S. operating income for the three months ended June 30, 2008 was $105.3 million, compared to $96.0 million for the three months ended June 30, 2007, an increase of $9.3 million, or 10%. The increase in operating income was primarily attributed to:

•	An increase in U.S. revenue;

•	Lower employee benefit costs (see Matters Impacting Both Operating Expenses and Selling and Administrative Expenses for further discussion); and

•	Lower costs as a result of reengineering efforts;

partially offset by:

•	Higher variable selling expenses related to increased revenue (i.e., commissions, marketing, etc.);

•	Higher costs associated with our acquisitions; and

•	Higher costs associated with investments to enhance our strategic capabilities.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

U.S. core revenue increased $46.4 million, or 8%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $46.4 million increase in core revenue for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, reflects:

Risk Management Solutions

•	A $19.5 million, or 5%, increase in Risk Management Solutions.

For the six months ended June 30, 2008, Traditional Risk Management Solutions, which accounted for 73% of total U.S. Risk Management Solutions, increased 3%. The primary driver of this growth was:

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

partially offset by:

•	Lower purchases of our legacy products by our small customers.

For the six months ended June 30, 2008, Value-Added Risk Management Solutions, which accounted for 21% of total U.S. Risk Management Solutions, increased 6%. The primary driver of this growth was:

•	Higher purchases from existing customers of our value-added solutions enabled by our DNBi platform;

partially offset by:

•	A shift in product mix to our Preferred Pricing Agreement with DNBi subscription plans (as noted above).

For the six months ended June 30, 2008, Supply Management Solutions, which accounted for 6% of total U.S. Risk Management Solutions, increased 31%, on a small base. Supply Management Solutions contributed one point of growth to total U.S. Risk Management Solutions.

We believe that we will continue to experience a greater percentage of sales on new solutions where revenue will be recognized in subsequent quarters. As a result, we believe that quarterly revenue will continue to be positively impacted by the recognition of deferred revenue from prior quarter sales, offset by the deferral of revenue from current sales into subsequent periods.

Sales & Marketing Solutions

•	A $16.2 million, or 10%, increase in Sales & Marketing Solutions.

For the six months ended June 30, 2008, Traditional Sales & Marketing Solutions, which accounted for 39% of total U.S. Sales & Marketing Solutions, increased 2%. The increase was primarily due to early renewals (primarily from the third quarter of 2008) and strong sales execution. Also, we experienced increased revenue associated with our acquisition of the Education Division of Automation Research, Inc. d/b/a MKTG Services in the third quarter of 2007.

For the six months ended June 30, 2008, Value-Added Sales & Marketing Solutions, which accounted for 61% of total U.S. Sales & Marketing Solutions, increased 15%. The increase was primarily due to increased purchases from existing customers and early renewals (primarily from the third quarter of 2008) and strong sales execution.

Internet Solutions

•

A $10.7 million, or 23%, increase in Internet Solutions, primarily representing the results of Hoover’s, Inc., First Research, Inc. and AllBusiness.com. The increase was due to continued growth in subscription revenue generally and the AllBusiness.com and First Research acquisitions.

U.S. Operating Income

U.S. operating income for the six months ended June 30, 2008 was $223.7 million, compared to $205.1 million for the six months ended June 30, 2007, an increase of $18.6 million, or 9%. The increase in operating income was primarily attributed to:

•	An increase in U.S. revenue; and

•	Lower employee benefit costs (see Matters Impacting Both Operating Expenses and Selling and Administrative Expenses for further discussion);

•	Lower costs as a result of reengineering efforts;

partially offset by:

•	Higher costs associated with our acquisitions;

•	Higher costs associated with investments to enhance our strategic capabilities; and

•	Higher variable selling expenses related to increased revenue (i.e., commissions, etc.).

International

International represented 25% and 24% of our core revenue for the three month and six month periods ended June 30, 2008, respectively, as compared to 23% and 22% of our core revenue for the three month and six month periods ended June 30, 2007, respectively.

The following table presents our International core revenue by customer solution set and International operating income for the three month and six month periods ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$84.9	$69.8	$158.8	$130.3
Sales & Marketing Solutions	21.8	17.7	39.5	31.9
Internet Solutions	1.7	1.7	3.6	3.5

Core International Revenue	$108.4	$89.2	$201.9	$165.7

Operating Income	$25.5	$21.6	$38.7	$31.4

International Overview

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

International core revenue increased $19.2 million, or 22% (12% increase before the effect of foreign exchange), for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. The increase is primarily due to:

•	The positive impact of foreign exchange;

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007; and

•	Growth in our subscription plans in certain of our International markets for existing customers who are willing to increase the level of business they do with us.

International Customer Solution Sets

On a customer solution set basis, the $19.2 million increase in International core revenue for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $15.1 million, or 22% (12% increase before the effect of foreign exchange).

For the three months ended June 30, 2008, Traditional Risk Management Solutions, which accounted for 81% of International Risk Management Solutions, increased 23% (12% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions is primarily due to the following:

•	The positive impact of foreign exchange;

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007; and

•	Growth in our subscription plans in certain of our International markets for existing customers who are willing to increase the level of business they do with us;

partially offset by:

•	A migration in our UK market from our traditional solutions to our value-added solutions.

For the three months ended June 30, 2008, Value-Added Risk Management Solutions, which accounted for 17% of International Risk Management Solutions, increased 17% (11% increase before the effect of foreign exchange) primarily due to higher project-oriented business in our UK market and the migration from our traditional solutions to our value-added solutions.

For the three months ended June 30, 2008, Supply Management Solutions, which accounted for 2% of International Risk Management Solutions, increased 41% (26% increase before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $4.1 million, or 23% (13% increase before the effect of foreign exchange).

For the three months ended June 30, 2008, Traditional Sales & Marketing Solutions, which accounted for 34% of International Sales & Marketing Solutions, decreased 23% (26% decrease before the effect of foreign exchange). This decrease was primarily attributed to a reclassification of certain of our results related to our Tokyo Shoko Research/D&B Japan Joint Venture revenue from traditional to value-added solutions to reflect classification consistent with our existing solution sets and lower revenues in the UK, resulting from an increasingly competitive marketplace.

For the three months ended June 30, 2008, Value-Added Sales & Marketing Solutions, which accounted for 66% of International Sales & Marketing Solutions, increased 80% (61% increase before the effect of foreign exchange). The increase was primarily due to the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007, reclassification discussed above in Traditional Sales & Marketing Solutions and the positive impact of foreign exchange.

Internet Solutions

•	Internet Solutions remained consistent with the prior period (6% decrease before the effect of foreign exchange).

Operating Income

International operating income for the three months ended June 30, 2008 was $25.5 million, compared to $21.6 million for the three months ended June 30, 2007, an increase of $3.9 million, or 18%, primarily due to:

•	An increase in core revenue;

•	Lower costs as a result of our reengineering efforts; and

•	The impact of foreign exchange;

partially offset by:

•	Increased data acquisition costs and costs associated with our Tokyo Shoko Research/D&B Japan Joint Venture;

•	Higher variable selling expenses related to increased revenue (i.e., commissions, bonus, etc.); and

•	Investment in data purchases, new products, product enhancements and fulfillment services.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

International core revenue increased $36.2 million, or 22% (12% increase before the effect of foreign exchange), for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The increase is primarily due to:

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007;

•	The positive impact of foreign exchange;

•	Growth in our subscription plans in certain of our International markets for existing customers who are willing to increase the level of business they do with us;

•	Growth from our D&B Worldwide Network attributable to fulfillment services and product usage; and

•	Increased purchases from new customers.

International Customer Solution Sets

On a customer solution set basis, the $36.2 million increase in International core revenue for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $28.5 million, or 22% (12% increase before the effect of foreign exchange).

For the six months ended June 30, 2008, Traditional Risk Management Solutions, which accounted for 81% of International Risk Management Solutions, increased 21% (11% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions is primarily due to the following:

•	The positive impact of foreign exchange;

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007; and

•	Growth in our subscription plans in certain of our International markets for existing customers who are willing to increase the level of business they do with us.

For the six months ended June 30, 2008, Value-Added Risk Management Solutions, which accounted for 17% of International Risk Management Solutions, increased 26% (18% increase before the effect of foreign exchange) primarily due to higher project-oriented business in our UK market and the positive impact of foreign exchange.

For the six months ended June 30, 2008, Supply Management Solutions, which accounted for 2% of International Risk Management Solutions, increased 36% (22% increase before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $7.6 million, or 24% (14% increase before the effect of foreign exchange).

For the six months ended June 30, 2008, Traditional Sales & Marketing Solutions, which accounted for 45% of International Sales & Marketing Solutions, increased 5% (1% decrease before the effect of foreign exchange). This was primarily attributed to lower revenues in the UK, resulting from an increasingly competitive marketplace, partially offset by the positive impact of foreign exchange.

For the six months ended June 30, 2008, Value-Added Sales & Marketing Solutions, which accounted for 55% of International Sales & Marketing Solutions, increased 45% (31% increase before the effect of foreign exchange). The increase was primarily due to increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007 and the positive impact of foreign exchange.

Internet Solutions

•	An increase in Internet Solutions of $0.1 million, or 4% (2% decrease before the effect of foreign exchange), on a small base.

Operating Income

International operating income for the six months ended June 30, 2008 was $38.7 million, compared to $31.4 million for the six months ended June 30, 2007, an increase of $7.3 million, or 23%, primarily due to:

•	An increase in core revenue;

•	Lower costs as a result of our reengineering efforts; and

•	The impact of foreign exchange;

partially offset by:

•	Increased data acquisition costs and costs associated with our Tokyo Shoko Research/D&B Japan Joint Venture;

•	Investment in data purchases, new products, product enhancements and fulfillment services; and

•	Higher selling expenses related to increased revenue (i.e., commissions, bonus, etc.).

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

•	Our ability to introduce new solutions or services in a seamless way and without disruption to existing solutions such as DNBi;

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

•

Our ability to successfully implement our Blueprint for Growth Strategy requires that we successfully reduce our expense base through our Financial Flexibility initiatives and reallocate certain of the expense-base reductions into initiatives that produce desired revenue growth;

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

We elaborate on the above list of important factors in our other filings with the SEC, particularly in the discussion of our Risk Factors in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Reports on Form 10-Q. It should be understood that it is not possible to predict or identify all risk factors. Consequently, the above list of important factors and the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 should not be considered to be a complete discussion of all of our potential trends, risks and uncertainties. Except as otherwise required by federal securities laws, we do not undertake any obligation to update any forward-looking statement we may make from time-to-time.

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

Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities was $262.3 million and $234.9 million for the six months ended June 30, 2008 and 2007, respectively. The $27.4 million increase was primarily driven by:

•	Increased collections of accounts receivable as well as an increase in sales compared to the prior period;

•	A decrease in restructuring payments associated with our Financial Flexibility Program compared to the prior period; and

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses;

partially offset by:

•	Increased tax payments as compared to the prior period.

Cash Used in Investing Activities from Continuing Operations

Net cash used in investing activities was $32.7 million for the six months ended June 30, 2008, as compared to net cash used in investing activities of $68.8 million for the six months ended June 30, 2007. The $36.1 million change primarily reflects the following activities:

•

During the six months ended June 30, 2008, in connection with our initiatives to drive long-term growth, we spent $9.8 million on acquisitions/joint ventures and other investments, net of cash acquired, as compared to $36.7 million, net of cash acquired, during the six months ended June 30, 2007. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q;

•	During the six months ended June 30, 2008, we received $9.0 million in cash from the sale of our Italian real estate business on December 27, 2007; and

•

Cash settlements of our foreign currency contracts for our hedged transactions resulted in a cash inflow of $1.8 million during the six months ended June 30, 2008 as compared to a $0.6 million cash outflow during the six months ended June 30, 2007.

Cash Used in Financing Activities from Continuing Operations

Net cash used in financing activities was $166.6 million and $157.1 million for the six months ended June 30, 2008 and 2007, respectively. As set forth below, this $9.5 million change relates primarily to contractual obligations, share repurchases, stock-based proceeds from stock option exercises and payments of dividends.

Contractual Obligations

Debt

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011, bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds from this issuance were used to repay our then existing $300 million senior notes bearing interest at a fixed annual rate of 6.625%, payable semi-annually, which matured in March 2006.

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The proceeds from this issuance are being used to repay indebtedness under our credit facility.

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

Credit Facility

At December 31, 2007, we had a $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. At June 30, 2008, we had $126.0 million of borrowings outstanding under the $650 million credit facility. At June 30, 2007, we had $176.4 million of borrowings outstanding under the $500 million credit facility. We borrowed under these facilities from time-to-time during the six months ended June 30, 2008 to fund our share repurchases, acquisition strategy and working capital needs.

Share Repurchases

During the six months ended June 30, 2008, we repurchased 2.9 million shares of common stock for $244.4 million. The share repurchases are comprised of the following programs:

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of the then existing $200 million repurchase program. We repurchased 2.0 million shares of common stock for $163.0 million under the $400 million repurchase program during the six months ended June 30, 2008. We anticipate that the $400 million repurchase program will be completed by September 2009.

•

In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program, which began in July 2007. We repurchased 0.3 million shares of common stock for $26.8 million under this repurchase program during the six months ended June 30, 2008. This program was completed in February 2008.

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 0.6 million shares of common stock for $54.6 million under this program during the six months ended June 30, 2008. This program expires in August 2010.

During the six months ended June 30, 2007, we repurchased 2.0 million shares of common stock for $180.5 million. The share repurchases are comprised of the following programs:

•

In August 2006, our Board of Directors approved a $200 million, one-year share repurchase program which began in October 2006. We repurchased 1.3 million shares of common stock for $115.8 million under this program during the six months ended June 30, 2007. This program was completed in July 2007.

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate dilution under our stock incentive plans and ESPP. We repurchased 0.7 million shares of common stock for $64.7 million under this program during the six months ended June 30, 2007. This program expires in August 2010.

Stock-based Programs

For the six months ended June 30, 2008, net proceeds from stock-based awards were $13.1 million as compared to $18.9 million for the six months ended June 30, 2007. The decrease was primarily attributed to a decrease in the volume of stock option exercises during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Dividends

The total amount of dividends paid during the six months ended June 30, 2008 was $33.3 million as compared to $29.6 million for the six months ended June 30, 2007.

Future Liquidity—Sources and Uses of Funds

Share Repurchases and Dividends

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, our Board of Directors approved in August 2006, a four-year, five million share repurchase program. During the six months ended June 30, 2008, we repurchased 0.6 million shares of common stock for $54.6 million under this program with 2.1 million shares remaining to be repurchased.

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008. During the six months ended June 30, 2008, we repurchased 2.0 million shares of common stock for $163.0 million under this program with $237.0 million remaining to be repurchased. We anticipate repurchasing $300 million under this two-year share repurchase program by December 31, 2008.

In July 2008, our Board of Directors approved the declaration of a dividend of $0.30 per share for the third quarter of 2008. This cash dividend will be payable on September 15, 2008, to shareholders of record at the close of business on August 29, 2008.

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

Spin-off Obligation

As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2006, and made estimated tax deposits for 2007 and 2008, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to tax years 2003 to the second quarter of 2008 of approximately $21.5 million in the aggregate for such years. We did not make any payments during the six month period ended June 30, 2008. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of June 30, 2008, current and former employees of D&B held 0.3 million Moody’s stock options. These stock options had a weighted average exercise price of $11.01 and a remaining weighted average contractual life of one year. All of these stock options are currently exercisable. We and Moody’s are trying to amicably resolve this matter as between the two companies.

Potential Payments in Tax and Legal Matters

We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Note 7 to our unaudited consolidated financial statements included in Part I. Item 1. of this Quarterly Report on Form 10-Q, and which is incorporated by reference into Part II. of this Quarterly Report on Form 10-Q. We believe we have adequate reserves recorded in our consolidated financial statements for our current exposures in these matters to the extent applicable.

FIN 48

We adopted FIN 48 as of January 1, 2007. As a result, in addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2007, we have a total amount of unrecognized tax benefits of $82.5 million as of June 30, 2008. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $82.2 million.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurements

As described in Note 13 to our unaudited consolidated financial statements included in Part I. Item 1. of this Quarterly Report on Form 10-Q, effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” or “SFAS No. 157,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and expands fair value measurement disclosures. However, we have deferred the application of SFAS No. 157 related to non-recurring non-financial assets and liabilities. As of June 30, 2008, we did not have any unobservable (Level 3) inputs in determining fair value.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of June 30, 2008, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007 included in Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended June 30, 2008, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended June 30, 2008, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(Amounts in millions, except per share data)
April 1 - 30, 2008	1.1	$82.60	1.1	—	$—
May 1 - 31, 2008	0.2	$88.61	0.2	—	—
June 1 - 30, 2008	0.2	$91.02	0.2	—	—

	1.5	$84.58	1.5	2.1	$237.0

(a)	During the three months ended June 30, 2008, we repurchased 0.2 million shares of common stock for $20.0 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in August 2006 and expires in August 2010. The maximum number of shares authorized for repurchase under this program is 5.0 million shares, of which 2.9 million shares have been repurchased as of June 30, 2008.

(b)	During the three months ended June 30, 2008, we repurchased 1.3 million shares of common stock for $104.9 million related to a previously announced $400 million, two-year share repurchase program approved by our Board of Directors in December 2007. We anticipate that this $400 million program will be completed by September 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 6, 2008. At such meeting, 51,925,935 shares of our common stock were represented in person or by proxy, which was equal to 92.15% of the issued and outstanding shares entitled to vote at the meeting.

The matters voted upon and the results of the vote were as follows:

PROPOSAL NO. 1

ELECTION OF DIRECTORS

The three directors listed below were elected to three-year terms, which will expire at the 2011 Annual Meeting of Shareholders.

	Number of Shares
Nominee	For	Withheld
Steven W. Alesio	50,940,069	985,866

Naomi O. Seligman	51,135,639	790,296

Michael J. Winkler	51,171,813	754,122

PROPOSAL NO. 2

RATIFICATION OF APPOINTMENT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm was ratified as follows: 51,761,476 voted in favor; 106,242 voted against; and 58,216 shares abstained.

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

Date: July 31, 2008

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer

Date: July 31, 2008