Form 10-Q
period 2008-09-30
DUN & BRADSTREET CORP/NW
filed 2008-11-06
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at September 30, 2008
Common Stock, par value $0.01 per share	53,913,041

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in millions, except per share data)
Revenue	$409.2	$374.7	$1,251.6	$1,134.5

Operating Expenses	116.6	103.5	362.5	319.3
Selling and Administrative Expenses	169.8	164.2	521.1	495.1
Depreciation and Amortization	14.4	10.5	41.7	29.5
Restructuring Charge	17.2	1.1	28.8	20.8

Operating Costs	318.0	279.3	954.1	864.7

Operating Income	91.2	95.4	297.5	269.8

Interest Income	2.9	2.3	9.0	5.3
Interest Expense	(11.7)	(6.9)	(34.3)	(19.8)
Other Income (Expense) - Net	9.9	0.1	1.8	7.7

Non-Operating Income (Expense) - Net	1.1	(4.5)	(23.5)	(6.8)

Income from Continuing Operations Before Provision for Income Taxes, Minority Interests and Equity in Net Income of Affiliates	92.3	90.9	274.0	263.0
Provision for Income Taxes	27.3	36.1	64.8	70.4
Minority Interest Income (Expense)	(0.2)	0.4	(0.7)	0.9
Equity in Net Income of Affiliates	0.3	0.4	0.9	0.8

Income from Continuing Operations	65.1	55.6	209.4	194.3

Income from Discontinued Operations, Net of Income Taxes	—	0.5	0.7	2.1
Gain on Disposal of Italian Real Estate Business, No Income Tax Impact	—	—	0.4	—

Income from Discontinued Operations, Net of Income Taxes	—	0.5	1.1	2.1

Net Income	$65.1	$56.1	$210.5	$196.4

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$1.21	$0.96	$3.82	$3.31
Income from Discontinued Operations	—	0.01	0.02	0.04

Net Income	$1.21	$0.97	$3.84	$3.35

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$1.18	$0.93	$3.74	$3.23
Income from Discontinued Operations	—	0.01	0.02	0.04

Net Income	$1.18	$0.94	$3.76	$3.27

Weighted Average Number of Shares Outstanding - Basic	53.9	58.1	54.8	58.7
Weighted Average Number of Shares Outstanding - Diluted	55.0	59.6	56.0	60.2

Cash Dividend Paid Per Common Share	$0.30	$0.25	$0.90	$0.75

Comprehensive Income (Note 6)	$37.2	$60.9	$183.5	$245.0

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	September 30, 2008	December 31, 2007
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$230.6	$175.8
Accounts Receivable, Net of Allowance of $17.4 at September 30, 2008 and $19.0 at December 31, 2007	354.5	445.6
Other Receivables	10.0	9.9
Prepaid Taxes	6.1	0.9
Deferred Income Tax	26.2	18.5
Current Assets from Discontinued Operations Held for Sale	—	40.6
Other Current Assets	33.6	27.0

Total Current Assets	661.0	718.3

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $94.0 at September 30, 2008 and $141.6 at December 31, 2007	50.5	50.3
Prepaid Pension Costs	302.8	275.2
Computer Software, Net of Accumulated Amortization of $322.3 at September 30, 2008 and $334.5 at December 31, 2007	102.8	87.9
Goodwill	355.9	343.8
Deferred Income Tax	36.6	41.7
Deposit	—	16.8
Other Receivables	41.3	42.7
Other Non-Current Assets	91.4	82.1

Total Non-Current Assets	981.3	940.5

Total Assets	$1,642.3	$1,658.8

LIABILITIES
Current Liabilities
Accounts Payable	$56.5	$30.5
Accrued Payroll	103.7	125.5
Accrued Income Tax	14.5	14.4
Current Liabilities from Discontinued Operations Held for Sale	—	31.0
Other Accrued and Current Liabilities (Note 12)	176.7	177.3
Deferred Revenue	515.5	531.3

Total Current Liabilities	866.9	910.0

Pension and Postretirement Benefits	349.8	350.5
Long-Term Debt	864.6	724.8
Liabilities for Unrecognized Tax Benefits	74.2	79.3
Other Non-Current Liabilities	41.0	30.7

Total Liabilities	2,196.5	2,095.3

Contingencies (Note 7)
Minority Interest Liability	3.8	3.6
SHAREHOLDERS’ EQUITY
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	200.2	196.4
Retained Earnings	1,498.8	1,320.7
Treasury Stock, at cost, 28.0 shares at September 30, 2008 and 25.1 shares at December 31, 2007	(1,876.6)	(1,603.8)
Accumulated Other Comprehensive Income	(381.2)	(354.2)

Total Shareholders’ Equity	(558.0)	(440.1)

Total Liabilities and Shareholders’ Equity	$1,642.3	$1,658.8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$210.5	$196.4
Less:
Gain from Sale of Discontinued Operations	0.4	—
Net Income from Discontinued Operations	0.7	2.1

Net Income from Continuing Operations	$209.4	$194.3
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	41.7	29.5
Amortization of Unrecognized Pension Loss	5.9	12.5
Gain from Sales of Businesses	(0.7)	(6.7)
Income Tax Benefit from Stock-Based Awards	21.6	30.1
Excess Tax Benefit on Stock-Based Awards	(13.8)	(23.7)
Equity-Based Compensation	21.5	19.9
Restructuring Charge	28.8	20.8
Restructuring Payments	(11.3)	(26.7)
Deferred Income Taxes, Net	1.7	(61.4)
Accrued Income Taxes, Net	(4.6)	58.8
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	83.5	78.8
Net Decrease (Increase) in Other Current Assets	0.8	(2.2)
Decrease in Deferred Revenue	(10.7)	(2.0)
Increase in Accounts Payable	27.0	4.2
Net (Decrease) Increase in Accrued Liabilities	(39.5)	7.9
Net Increase (Decrease) in Other Accrued and Current Liabilities	7.9	(4.2)
Changes in Non-Current Assets and Liabilities:
Net Increase in Other Long-Term Assets	(21.2)	(20.6)
Net Increase (Decrease) in Long-Term Liabilities	1.1	(4.5)
Net, Other Non-Cash Adjustments	(1.1)	(2.5)

Net Cash Provided by Operating Activities from Continuing Operations	348.0	302.3
Net Cash Provided by Operating Activities from Discontinued Operations	2.6	7.0

Net Cash Provided by Operating Activities	350.6	309.3

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	8.4	0.8
Payments for Acquisitions of Businesses, Net of Cash Acquired	(12.6)	(40.9)
Investment in Debt Security	(10.0)	—
Cash Settlements of Foreign Currency Contracts	1.4	(0.9)
Capital Expenditures	(9.3)	(11.2)
Additions to Computer Software and Other Intangibles	(39.8)	(40.7)
Net, Other	0.8	0.4

Net Cash (Used in) Investing Activities from Continuing Operations	(61.1)	(92.5)
Net Cash (Used in) Investing Activities from Discontinued Operations	(11.7)	(0.7)

Net Cash (Used in) Investing Activities	(72.8)	(93.2)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(329.9)	(289.6)
Net Proceeds from Stock-Based Awards	21.2	24.8
Proceeds from Issuance of Long-Term Debt	400.0	—
Payment of Bond Issuance Costs	(3.0)	—
Payments of Dividends	(49.6)	(44.1)
Proceeds from Borrowings on Credit Facilities	530.2	506.7
Payments of Borrowings on Credit Facilities	(790.5)	(419.5)
Termination of Interest Rate Derivatives	(8.5)	—
Excess Tax Benefit on Stock-Based Awards	13.8	23.7
Net, Other	(0.2)	0.1

Net Cash Used in Financing Activities	(216.5)	(197.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20.4)	10.0

Increase in Cash and Cash Equivalents	40.9	28.2
Cash and Cash Equivalents, Beginning of Period	189.7	138.4

Cash and Cash Equivalents, End of Period	230.6	166.6

Cash and Cash Equivalents of Discontinued Operations, End of Period	—	10.5

Cash and Cash Equivalents of Continuing Operations, End of Period	$230.6	$156.1

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Income Taxes, Net of Refunds	$46.1	$43.2
Interest	$26.0	$23.4

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

The financial statements of the subsidiaries outside the United States (“U.S.”) and Canada reflect three month and nine month periods ended August 31, 2008 and 2007, in order to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation.

On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations for all periods presented. See Note 14 to these unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. We have recorded the resulting gain of $0.4 million (both pre-tax and after-tax) from the sale in the first quarter of 2008 in the consolidated statement of earnings. As of September 30, 2008, we received $9.0 million in cash.

On January 1, 2008, we began managing our Supply Management business as part of our Risk Management Solutions business. This is consistent with our overall strategy and also reflects customers’ needs to better understand the financial risk of their supply chain. As a result, the contributions of the Supply Management business are now reported as a part of Risk Management Solutions. We have reclassified our historical financial results set forth in Item 1. of this Quarterly Report on Form 10-Q. Prior to January 1, 2008, we reported the results of our Supply Management business as its own solution set.

Significant Accounting Policies

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. During the three month and nine month periods ended September 30, 2008, we updated our significant accounting policies as follows:

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

Note 2 — Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” or “FSP FAS 157-3,” which clarifies the application of SFAS No. 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. FSP FAS 157-3 is effective immediately as of the date of issuance (October 19, 2008) and is applicable to prior periods for which financial statements have not been issued. Revisions to fair value estimates resulting from the adoption of FSP FAS 157-3 shall be accounted for as a change in accounting estimate under SFAS No. 154, “Accounting Changes and Error Corrections,” but the needed disclosures are not required. We adopted FSP FAS 157-3 and the adoption did not have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

In June 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or “EITF No. 03-6-1.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share,” or “SFAS No. 128.” SFAS No. 128 defines EPS as “the amount of earnings attributable to each share of common stock,” and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and should be included in the calculation of basic and diluted EPS. EITF No. 03-6-1 would apply retrospectively to all prior-period EPS data presented for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. We anticipate that our adoption of EITF No. 03-6-1, as of January 1, 2009, will not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or “SFAS No. 162.” SFAS No. 162 provides a consistent framework for determining what accounting principles should be used in the preparation of GAAP financial statements. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval by the Public Company Accounting Oversight Board of amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’.” We have evaluated SFAS No. 162 and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or “FSP FAS 142-3,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. GAAP principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The measurement provision of this standard will apply only to intangible assets acquired after the effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of SFAS No. 133,” or “SFAS No. 161.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently assessing the impact the adoption of SFAS No. 161 will have, if any, on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” or “FSP FAS 157-2,” which delays the effective date of SFAS No. 157 for non-recurring non-financial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Non-financial assets and liabilities include, among others: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities. We applied the provisions of FSP FAS 157-2 and delayed the effective date of SFAS No. 157 for non-recurring non-financial assets and liabilities until January 1, 2009. We are currently assessing the impact the adoption of FSP FAS 157-2 for non-recurring non-financial assets and liabilities will have, if any, on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or “SFAS No. 141(R).” This statement replaces SFAS No. 141, “Business Combinations,” or “SFAS No. 141.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS No. 141(R) is prohibited. We will adopt SFAS No. 141(R) in the first quarter of 2009.

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

Restructuring charges have been recorded in accordance with SFAS No. 146 and/or SFAS No. 112, as appropriate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

During the three months ended September 30, 2008, we recorded a $17.2 million restructuring charge. The components of these charges included:

•	Severance and termination costs of $17.1 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 350 employees will exit the Company in future quarters; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.1 million.

During the three months ended September 30, 2007, in accordance with the provisions of SFAS No. 146, we recorded a $1.0 million restructuring charge in connection with the Financial Flexibility Program announced in January 2007 (“2007 Financial Flexibility Program”) and a $0.1 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”).

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

During the nine months ended September 30, 2008, we recorded a $28.8 million restructuring charge. The components of these charges included:

•

Severance and termination costs of $25.0 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 500 employees are impacted. Of these approximately 500 employees, approximately 120 employees exited the Company and approximately 380 will exit the Company in future quarters;

•

Severance and termination costs of $3.0 million in accordance with the provisions of SFAS No. 146 were recorded. These costed were related to the 2007 Financial Flexibility Program and in total, approximately 40 employees were affected; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.8 million.

During the nine months ended September 30, 2007, we recorded a $19.3 million restructuring charge in connection with the 2007 Financial Flexibility Program and a $1.5 million restructuring charge in connection with the 2006 Financial Flexibility Program. The components of these charges included:

•

Severance and termination costs of $18.3 million in accordance with the provisions of SFAS No. 146 were recorded. These costed were related to the 2007 Financial Flexibility Program and in total, approximately 220 employees were affected;

•

Severance and termination costs of $0.6 million in accordance with the provisions of SFAS No. 146 were recorded. These costed were related to the 2006 Financial Flexibility Program and in total, approximately 15 employees were affected; and

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.0 million related to the 2007 Financial Flexibility Program and $0.9 million related to the 2006 Financial Flexibility Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table sets forth the restructuring reserves and utilization for the nine months ended September 30, 2008:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Charge Taken during First Quarter 2008	$7.4	$—	$7.4
Payments during First Quarter 2008	(0.4)	—	(0.4)

Balance Remaining as of March 31, 2008	$7.0	$—	$7.0

Charge Taken during Second Quarter 2008	$0.5	$0.7	$1.2
Payments during Second Quarter 2008	(1.9)	—	(1.9)

Balance Remaining as of June 30, 2008	$5.6	$0.7	$6.3

Charge Taken during Third Quarter 2008	$17.1	$0.1	$17.2
Payments during Third Quarter 2008	(2.1)	(0.6)	(2.7)

Balance Remaining as of September 30, 2008	$20.6	$0.2	$20.8

The following table sets forth the restructuring reserves and utilization related to our 2007 Financial Flexibility Program through September 30, 2008:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2007	$5.8	$0.1	$5.9
Charge Taken during First Quarter 2008	3.0	—	3.0
Payments during First Quarter 2008	(2.7)	(0.1)	(2.8)

Balance Remaining as of March 31, 2008	$6.1	$—	$6.1

Charge Taken during Second Quarter 2008	$—	$—	$—
Payments during Second Quarter 2008	(3.3)	—	(3.3)

Balance Remaining as of June 30, 2008	$2.8	$—	$2.8

Charge Taken during Third Quarter 2008	$—	$—	$—
Payments during Third Quarter 2008	(0.7)	—	(0.7)

Balance Remaining as of September 30, 2008	$2.1	$—	$2.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	At September 30, 2008	At December 31, 2007
Debt Maturing After One Year:

Long-Term Fixed-Rate Notes (Net of a $0.4 million and $0.5 million discount as of September 30, 2008 and December 31, 2007, respectively)	$699.6	$299.5
Credit Facilities	165.0	425.3

Total Debt Maturing After One Year	$864.6	$724.8

Fixed-Rate Notes

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below our A- credit rating on the date of issuance of the 2013 notes or subsequently upgraded. The maximum adjustment is 2.00% above the initial interest rate. As of September 30, 2008, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. The 2013 notes are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at September 30, 2008.

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

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes, bearing interest at a fixed annual rate of 6.625% that matured on March 15, 2006. The 2011 notes of $299.6 million and $299.5 million, net of $0.4 million and $0.5 million remaining discounts, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively.

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

Credit Facilities

At December 31, 2007, we had a $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. The facility requires the maintenance of interest coverage and total debt to earnings before income taxes, depreciation and amortization (“EBITDA”) ratios (defined in the credit agreement). We were in compliance with these covenants at September 30, 2008 and at December 31, 2007.

At September 30, 2008, we had $165.0 million of borrowings outstanding under the $650 million credit facility with a weighted average interest rate of 3.28%. At December 31, 2007, we had $425.3 million of borrowings outstanding under the $500 million credit facility with a weighted average interest rate of 5.0%. We borrowed under these facilities from time-to-time during the nine months ended September 30, 2008 to fund our share repurchases, acquisition strategy and working capital needs. The $650 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We have not borrowed under our commercial paper program as of and for the nine months ended September 30, 2008 or as of and for the year ended December 31, 2007.

Other

At September 30, 2008 and December 31, 2007, certain of our international operations had non-committed lines of credit of $7.5 million and $7.7 million, respectively. There were no borrowings outstanding under these lines of credit at September 30, 2008 or December 31, 2007. These arrangements have no material commitment fees and no compensating balance requirements.

At September 30, 2008 and December 31, 2007, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $5.4 million and $5.6 million, respectively.

Interest paid totaled $9.2 million and $26.0 million during the three month and nine month periods ended September 30, 2008, respectively. During the three month and nine month periods ended September 30, 2007, interest paid totaled $10.7 million and $23.4 million, respectively.

Note 5 — Reconciliation of Weighted Average Shares Outstanding

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of shares outstanding-basic	53.9	58.1	54.8	58.7
Dilutive effect of our stock incentive plans	1.1	1.5	1.2	1.5

Weighted average number of shares outstanding-diluted	55.0	59.6	56.0	60.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Stock-based awards to acquire 0.7 million and 0.4 million shares of common stock were outstanding at September 30, 2008 and 2007, respectively, but were not included in the quarter-to-date computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Stock-based awards to acquire 0.7 million and 0.3 million shares of common stock were outstanding at September 30, 2008 and 2007, respectively, but were not included in the year-to-date computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our stock options generally expire ten years from the grant date.

Our share repurchases were as follows:

Program	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2008			2007			2008			2007
	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
Share Repurchase Programs	0.6	(a)	$57.7	0.9	(b)(c)	$84.2	2.9	(a)(b)	$247.5	2.2	(b)(c)	$200.0
Repurchases to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan	0.3	(d)	27.8	0.2	(d)	24.9	0.9	(d)	82.4	0.9	(d)	89.6

Total Repurchases	0.9		$85.5	1.1		$109.1	3.8		$329.9	3.1		$289.6

(a)	In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of the then existing $200 million repurchase program. We repurchased 0.6 million and 2.6 million shares of common stock for $57.7 million and $220.7 million under this program during the three month and nine month periods ended September 30, 2008. We anticipate that the $400 million repurchase program will be completed by September 2009.

(b)	In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program, which began in July 2007. We repurchased 0.3 million shares of common stock for $26.8 million under this program during the nine month period ended September 30, 2008. In addition, we repurchased 0.8 million shares of common stock for $75.0 million under this program during the three month and nine month periods ended September 30, 2007. This program was completed in February 2008.

(c)	In August 2006, our Board of Directors approved a $200 million, one-year share repurchase program, which began in October 2006. We repurchased 0.1 million and 1.4 million shares of common stock for $9.2 million and $125.0 million under this program during the three month and nine month periods ended September 30, 2007. This program was completed in July 2007.

(d)	In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan (the “ESPP”). This program expires in August 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 6 — Comprehensive Income

Total comprehensive income for the three month and nine month periods ended September 30, 2008 and 2007, which includes net income and other gains and losses that affect shareholders’ equity, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$65.1	$56.1	$210.5	$196.4
Other Comprehensive Income:
Foreign Currency Translation Adjustment	(20.4)	3.0	(18.0)	7.7
Pension Adjustment, Net of tax benefit of $2.4 million and no impact for the Three Months ended September 30, 2008 and 2007, respectively and tax benefit of $0.7 million and tax cost of $22.7 million for the Nine Months ended September 30, 2008 and 2007, respectively	(7.7)	2.1	(4.1)	41.7
Unrealized (Losses) Gains on Investments(a)	0.2	(0.3)	(4.9)	(0.8)

Total Comprehensive Income	$37.2	$60.9	$183.5	$245.0

(a)	Primarily relates to the termination of the interest rate derivative transactions in connection with the issuance of the 2013 notes, which resulted in a payment of approximately $8.5 million pre-tax ($5.3 million after-tax) during the nine months ended September 30, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

In November 1996, the Company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin-off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin-off by D&B1 of its stock in ACNielsen and Cognizant. In June 1998, D&B1 separated through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley/D&B1”), and a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). (NMR was subsequently acquired by VNU BV, and in 2008 VNU changed its name to The Nielsen Company BV (“Nielsen”).) In September 2000, D&B2 separated through a spin-off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Quarterly Report on Form 10-Q as “Moody’s/D&B2”), and a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Quarterly Report on Form 10-Q as “D&B”) (the “2000 Distribution”).

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

As of the end of 2005, settlement agreements had been executed with the Internal Revenue Service (“IRS”) with respect to the Legacy Tax Matters previously referred to in our SEC filings as “Utilization of Capital Losses” and “Royalty Expense Deductions.” With respect to the Utilization of Capital Losses matter, the settlement agreement resolved the matter in its entirety. For the Royalty Expense Deductions matter, the settlement covered tax years 1995 and 1996, which represented substantially all of the total potential liability to the IRS, including penalties. We believe we are adequately reserved for the remaining exposure.

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

In August 2006, we, together with Donnelley/D&B1 and Moody’s/D&B2, filed an arbitration to enforce our rights and recover amounts owed by IMS and NMR with respect to the Utilization of Capital Losses matter. In September 2008, the Arbitration Tribunal awarded D&B, Donnelley/D&B1 and Moody’s/D&B2 $13.3 million collectively, which amount was paid by IMS/NMR, and we have recorded a net after-tax gain of $5.0 million.

We, Donnelley/D&B1 and Moody’s/D&B2, may also commence arbitration against IMS and NMR with respect to amounts owed by them with respect to the Royalty Expense Deductions matter.

We believe that the resolution of the remaining exposure to the IRS under the Royalty Expense Deductions matter and the foregoing disputes with IMS and NMR will not have a material adverse impact on D&B’s financial position, results of operations or cash flows.

With regard to the Legacy Tax Matter referred to as “Amortization and Royalty Expense Deductions/Royalty Income—1997-2007,” we previously disclosed that we made a deposit of $39.8 million with the IRS in March 2006. In November 2007, we requested the return of that deposit. In November 2007, the IRS applied $16 million of our deposit in satisfaction of deficiencies assessed for tax years 1997, 1998, 2001 and 2002. The IRS returned approximately $8 million of the deposit to us in 2007, and approximately $19 million during 2008 (which included interest of approximately $2 million resulting in a gain of approximately $1.3 million, net of tax during the nine months ended September 30, 2008) of which approximately $2 million was collected in July 2008.

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

Prior to the Second Circuit’s decision, the majority of issuers, including Hoover’s, had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. On March 26, 2008, the district court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of Plaintiffs, Plaintiffs’ motion for class certification was withdrawn, without prejudice. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.

Other Matters

In the normal course of business, and including without limitation, our merger and acquisition activities and financing transactions, D&B indemnifies other parties, including customers, lessors and parties to other transactions with D&B, with respect to certain matters. D&B has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or arising out of other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. D&B has also entered into indemnity obligations with its officers and directors. Additionally, in certain circumstances, D&B issues guarantee letters on behalf of our wholly-owned subsidiaries for specific situations. It is not possible to determine the maximum potential amount of future payments under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by D&B under these agreements have not had a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 8 — Income Taxes

Effective Tax Rate From Continuing Operations

For the three months ended September 30, 2008, our effective tax rate was 29.6%, as compared to 39.7% for the three months ended September 30, 2007. The effective tax rate for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, was positively impacted by the favorable settlement of global tax audits and by lower tax rates in certain foreign and U.S. jurisdictions and negatively impacted by the true-up of prior period deferred tax balances. The effective tax rate for the three months ended September 30, 2007 was negatively impacted by a change in the United Kingdom (“UK”) tax law, enacted in the third quarter of 2007, impacting our net deferred tax asset.

For the nine months ended September 30, 2008, our effective tax rate was 23.7%, as compared to 26.8% for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, was positively impacted by the favorable settlement of global tax audits including the liquidation of dormant International corporations and/or divested entities and negatively impacted by the true-up of prior period deferred tax balances. The effective tax rate for the nine months ended September 30, 2007 was positively impacted by the release of reserves for uncertain tax positions primarily due to the resolution of a legacy tax matter with the IRS for 1997 – 2002 and negatively impacted by a change in the UK tax law, enacted in the third quarter of 2007, impacting our net deferred tax asset.

FIN 48

The total amount of unrecognized tax benefits as of September 30, 2008 was $101.9 million. During the three months ended September 30, 2008, we decreased our unrecognized tax benefits by approximately $9.5 million (net of increases). The decrease is primarily related to the favorable settlement of global tax audits. For the nine months ended September 30, 2008, we decreased our unrecognized tax benefits by approximately $30.0 million (net of increases). The decrease primarily related to the favorable settlement of global tax audits including the liquidation of dormant International corporations and/or divested entities and the expiration of a statute of limitations. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $72.8 million, net of tax benefits. We do not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next twelve months.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examinations by the IRS for years prior to 2004. In state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2003. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2002.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and nine month periods ended September 30, 2008 was $0.6 million and $2.3 million, net of tax benefits, respectively, as compared to $0.9 million and $2.6 million, net of tax benefits in the three month and nine month periods ended September 30, 2007, respectively. The total amount of accrued interest as of September 30, 2008 was $6.3 million, net of tax benefits, as compared to $9.0 million, net of tax benefits, as of September 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic (income) cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Components of Net Periodic Cost:
Service cost	$1.2	$1.4	$4.3	$10.2	$0.2	$0.2	$0.5	$0.5
Interest cost	23.8	22.7	71.6	68.4	1.1	1.2	3.5	3.6
Expected return on plan assets	(29.7)	(29.4)	(91.2)	(87.6)	—	—	—	—
Amortization of prior service cost (credit)	0.2	0.3	0.7	1.2	(1.9)	(1.9)	(5.6)	(5.6)
Recognized actuarial loss (gain)	3.5	5.5	12.2	18.1	(0.7)	(0.4)	(1.5)	(1.2)

Net Periodic (Income) Cost	$(1.0)	$0.5	$(2.4)	$10.3	$(1.3)	$(0.9)	$(3.1)	$(2.7)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that we expect to contribute $23.5 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $11.0 million to our postretirement benefit plan for the year ended December 31, 2008. As of September 30, 2008, we have made contributions to our U.S. Non-Qualified and non-U.S. pension plans and postretirement benefit plan of $16.6 million and $4.9 million, respectively.

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

We have also amended our 401(k) Plan (the “401(k) Plan”) effective July 1, 2007, to increase our match formula from 50% to 100% of a team member’s contributions and to increase the maximum match to seven percent (7%), from six percent (6%), of such team member’s eligible compensation, subject to certain 401(k) Plan limitations.

Due to the recent equity market volatility, our U.S. pension asset decreased from approximately $1,372 million at December 31, 2007, to approximately $1,123 million at September 30, 2008, primarily due to negative asset performance. This will negatively impact our projected benefit obligation funded status and 2009 pension income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 10 — Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. We manage our operations and our results are reported under the following two segments: U.S. and International (which consists of operations in Europe, Canada, Asia Pacific and Latin America). Our customer solution sets are Risk Management Solutions ™ , Sales & Marketing Solutions ™ and Internet Solutions ™ (formerly known as E-Business Solutions ™ ). Inter-segment sales are immaterial and no single customer accounted for 10% or more of the Company’s total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “How We Manage Our Business” in this Quarterly Report on Form 10-Q for further details. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility Programs, are not allocated to our business segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
U.S.	$311.0	$291.9	$951.5	$886.0
International	98.2	82.8	300.1	248.5

Consolidated Total	$409.2	$374.7	$1,251.6	$1,134.5

Operating Income (Loss):
U.S.	$109.6	$102.8	$333.3	$307.9
International	19.2	14.1	57.9	45.5

Total Divisions	128.8	116.9	391.2	353.4
Corporate and Other(1)	(37.6)	(21.5)	(93.7)	(83.6)

Consolidated Total	91.2	95.4	297.5	269.8
Non-Operating Income (Expense), Net	1.1	(4.5)	(23.5)	(6.8)

Income from Continuing Operations Before Provision for Income Taxes, Minority Interest and Equity in Net Income of Affiliates	$92.3	$90.9	$274.0	$263.0

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Corporate Costs	$(17.3)	$(17.3)	$(54.7)	$(53.6)
Transition Costs (costs to implement our Financial Flexibility Programs)	(3.1)	(3.1)	(10.2)	(9.2)
Restructuring Expense	(17.2)	(1.1)	(28.8)	(20.8)

Total Corporate and Other	$(37.6)	$(21.5)	$(93.7)	$(83.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Customer Solution Set Revenue:
U.S.:
Risk Management Solutions	$193.5	$186.6	$590.0	$563.6
Sales & Marketing Solutions	88.2	79.9	274.0	249.5
Internet Solutions	29.3	25.4	87.5	72.9

Total U.S. Revenue	311.0	291.9	951.5	886.0

International:
Risk Management Solutions	79.6	67.3	238.4	197.6
Sales & Marketing Solutions	16.9	13.7	56.4	45.6
Internet Solutions	1.7	1.8	5.3	5.3

Total International Revenue	98.2	82.8	300.1	248.5

Consolidated Total:
Risk Management Solutions	273.1	253.9	828.4	761.2
Sales & Marketing Solutions	105.1	93.6	330.4	295.1
Internet Solutions	31.0	27.2	92.8	78.2

Consolidated Total	$409.2	$374.7	$1,251.6	$1,134.5

	At September 30, 2008	At December 31, 2007
Assets:
U.S.	$645.8	$677.6
International	563.6	581.5

Total Divisions	1,209.4	1,259.1
Corporate and Other (primarily domestic pensions and taxes)	432.9	399.7

Consolidated Total	$1,642.3	$1,658.8

Goodwill(2):
U.S.	$228.1	$217.2
International	127.8	126.6

Consolidated Total	$355.9	$343.8

(2)	The increase in goodwill in the U.S. segment from $217.2 million at December 31, 2007 to $228.1 million at September 30, 2008 was primarily due to earn-out payments made for the achievement of certain financial performance metrics attributable to the acquisition of First Research, Inc. (“First Research”) of $4.0 million, purchase accounting adjustments of $3.1 million and $3.4 million for deferred tax assets attributable to the acquisition of Purisma, Incorporated and AllBusiness.com, Inc., respectively, and a working capital adjustment of $0.5 million attributable to the Education Division of Automation Research, Inc. d/b/a MKTG Services (“MKTG Services”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 11 — Acquisitions

Visible Path

During the first quarter of 2008, we acquired substantially all of the assets and assumed certain liabilities related to Visible Path for $4.2 million. Visible Path is a web-based social networking service provider located in Foster City, California. We acquired the business in connection with the execution of our Internet strategy. The results of Visible Path have been included in our consolidated financial statements since the date of acquisition.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed and transaction costs in connection with the acquisition. As a result, the allocation of the purchase price is subject to future adjustment. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2008 is not material, and, as such, pro forma financial results have not been presented.

Education Division of Automation Research, Inc. d/b/a MKTG Services

During the third quarter of 2007, we acquired substantially all of the assets and assumed certain liabilities related to MKTG Services for $3.5 million with cash on hand. MKTG Services was a provider of educational sales and marketing solutions. The results of MKTG Services have been included in our consolidated financial statements since the date of acquisition.

The transaction was valued at $3.9 million, inclusive of transaction costs of $0.4 million and a working capital adjustment of $0.5 million, recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $1.3 million and $2.3 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $2.3 million of acquired intangible assets, $1.8 million was assigned to customer relationships, $0.3 million was assigned to technology and $0.2 million was assigned to database. These intangible assets, with useful lives from three to eight years, are being amortized over a weighted-average useful life of 7.3 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

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

The transaction was valued at $5.0 million, inclusive of transaction costs of $0.3 million, and an earn-out of $0.3 million which we paid in the third quarter of 2008 (recorded in accordance with SFAS No. 141). The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $3.0 million and $3.3 million, respectively. The goodwill was assigned to our International reporting unit. Of the $3.3 million of acquired intangible assets, $1.6 million was assigned to customer relationships, $1.1 million was assigned to trade name and $0.6 million was assigned to technology. These intangible assets, with useful lives from five to fourteen years, are being amortized over a weighted-average useful life of 12.3 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

First Research, Inc.

During the first quarter of 2007, we acquired 100% of the outstanding capital stock of First Research with borrowings under our credit facility, for an upfront payment of $22.5 million and a potential earn-out of up to an additional $4.0 million based on the achievement of certain 2007 and 2008 financial performance metrics. First Research is based in Raleigh, North Carolina and is a provider of editorial-based industry insight for its customers on over 220 industries via the Internet. The results of First Research’s operations have been included in our consolidated financial statements since the date of acquisition. As part of our Internet strategy, we are investing in Hoover’s to increase the value we deliver to our customers and accelerate the growth of our Internet solutions. Through this acquisition, we believe that we meet the needs of our Hoover’s customers and are expanding our reach to new customers.

The transaction was valued at $27.0 million, inclusive of cash acquired of $0.7 million, a working capital adjustment of $0.2 million, transaction costs of $0.3 million and an earn out of $4.0 million, of which $2.5 million was paid out in the first quarter of 2008 based on 2007 performance and $1.5 million was paid out in the second quarter of 2008 based on first half of 2008 performance (recorded in accordance with SFAS No. 141). The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $21.2 million and $6.3 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $6.3 million of acquired intangible assets, $5.2 million was assigned to subscriber relationships, $1.0 million was assigned to proprietary products and $0.1 million was assigned to trade name. These acquired intangible assets, with useful lives of eighteen months to eight years, are being amortized over a weighted average useful life of 5.5 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

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

The transaction was accounted for under SFAS No. 141, EITF No. 01-2, “Interpretations of APB Opinion No. 29,” or “EITF No. 01-2,” and Accounting Principles Board Opinion (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” or “APB No. 29.” The transaction was valued at $9.3 million, inclusive of transaction costs of $2.4 million. Pursuant to EITF No. 01-2 and APB No. 29, we were required to recognize a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount. The purchase price was allocated to tangible assets and liabilities on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $7.3 million and $3.8 million, respectively. The goodwill was assigned to our International reporting unit. Of the $3.8 million of acquired intangible assets, $1.5 million was assigned to customer relationships, $0.6 million was assigned to trade name and $1.7 million was assigned to database. These acquired intangible assets, with useful lives of one to eight years, are being amortized over a weighted average useful life of 4.2 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. In connection with this transaction, we also entered into a guarantee agreement for $5.0 million with a related party who is a major shareholder of HICC and who serves as a guarantor. The guarantee provides that HICC and its related parties will perform their obligations in accordance with the terms of the joint venture. This guarantee is recorded as an intangible asset being amortized over an estimated useful life of ten years. The impact the transaction would have had on our results had the transaction occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

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

Note 12 — Other Accrued and Current Liabilities

	At September 30, 2008	At December 31, 2007
Restructuring Accruals	$22.9	$6.1
Professional Fees	39.6	57.0
Operating Expenses	41.3	30.1
Spin-Off Obligation(1)	21.3	19.9
Dividends Payable(2)	—	17.1
Other Accrued Liabilities	51.6	47.1

	$176.7	$177.3

(1)	As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2007, and made estimated tax deposits for 2008, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to tax years 2003 to the third quarter of 2008 of approximately $21.3 million in the aggregate for such years. We have paid over the years to Moody’s/D&B2 approximately $30.1 million under the TAA. We did not make any payments during the nine month period ended September 30, 2008. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of September 30, 2008, current and former employees of D&B held 0.3 million Moody’s stock options. These stock options had a weighted average exercise price of $10.96 and a remaining weighted average contractual life of one year. All of these stock options are currently exercisable. We and Moody’s are trying to amicably resolve this matter.
(2)	In December 2007, our Board of Directors approved the declaration of a $0.30 per share dividend for the first quarter of 2008. This cash dividend was payable on March 17, 2008, to shareholders of record at the close of business on February 29, 2008. During the three months ended March 31, 2008, we paid the first quarter 2008 dividend.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by SFAS No. 157, are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table summarizes fair value measurements by level at September 30, 2008 for assets measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
Assets:
Cash and Cash Equivalents(1)	$131.1	$—	$—	$131.1
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$8.6	$—	$8.6
Option Contracts(2)	$—	$1.4	$—	$1.4

Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$9.5	$—	$9.5

(1)	Cash and cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less at the time of maturity.
(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

Note 14 — Discontinued Operations

On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations. We have reflected the results of this business as discontinued operations in the consolidated statement of earnings for all periods presented. We have recorded the resulting gain of $0.4 million (both pre-tax and after-tax) from the sale in the first quarter of 2008 in the consolidated statement of earnings. As of September 30, 2008, we received $9.0 million in cash.

Results of discontinued operations were comprised of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$—	$15.2	$4.1	$44.5

Operating Income	$—	$3.6	$0.7	$7.9
Non-Operating Income (Expense) - Net	—	0.1	—	0.1

Income before Provision for Income Taxes	—	3.7	0.7	8.0
Provision for Income Taxes	—	1.7	—	3.7
Minority Interest Income (Expense)	—	(1.5)	—	(2.2)

Income from Discontinued Operations	$—	$0.5	$0.7	$2.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 15 — Subsequent Events

Dividend Declaration

In November 2008, our Board of Directors approved the declaration of a dividend of $0.30 per share for the fourth quarter of 2008. This cash dividend will be payable on December 12, 2008 to shareholders of record at the close of business on November 28, 2008.

Item 1a.	Risk Factors

We may be adversely affected by the current economic environment

As a result of the credit market crisis and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, our customers or vendors may experience cash flow problems. This may cause our customers to delay, cancel or significantly decrease their purchases from us and we may experience delays in payment or their inability to pay amounts owed to us. In addition, our vendors may substantially increase their prices without notice. Any such change in the behavior of our customers or vendors may adversely affect our earnings and cash flow. If economic conditions in the United States and other key markets deteriorate further or do not show improvement, we may experience material adverse impacts to our business and operating results.

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

We provide customers with three solution sets, which meet a diverse set of customer needs globally. Customers use our Risk Management Solutions ™ to mitigate credit risk, increase cash flow and drive increased profitability; our Sales & Marketing Solutions ™ to increase revenue from new and existing customers; and our Internet Solutions ™ (formerly known as E-Business Solutions™) to convert prospects into clients faster by enabling business professionals to research companies, executives and industries.

On January 1, 2008, we began managing our Supply Management business as part of our Risk Management Solutions business. This is consistent with our overall strategy and also reflects customers’ needs to better understand the financial risk of their supply chain. As a result, the contributions of the Supply Management business are now reported as a part of Risk Management Solutions. We have reclassified our historical financial results set forth in Item 1. of this Quarterly Report on Form 10-Q. Prior to January 1, 2008, we reported the results of our Supply Management business as its own solution set.

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

On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations for all periods presented as set forth in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1. of this Quarterly Report on Form 10-Q. Accordingly, we have recorded the resulting gain from the sale of $0.4 million (both pre-tax and after-tax) in the first quarter of 2008 in the consolidated statement of earnings. As of September 30, 2008, we received $9.0 million in cash.

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

Similarly, when we evaluate the performance of our business as a whole, we focus on results (such as operating income, operating income growth, operating margin, net income, tax rate (defined as provision for income taxed divided by income before income taxes) and diluted earnings per share) before non-core gains and charges because such non-core gains and charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations and may drive behavior that does not ultimately maximize shareholder value. Additionally, for 2008 our non-GAAP (generally accepted accounting principles in the United States of America) measures reflect results on a continuing operations basis. It may be concluded from our presentation of non-core gains and charges that the items that result in non-core gains and charges may occur in the future.

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

Overview

Total revenue and core revenue were the same for the three month and nine month periods ended September 30, 2008 and 2007. Therefore, our discussion of our results of operations for the three month and nine month periods ended September 30, 2008 and 2007, references only our core revenue results.

We manage and report our operations under the following two segments:

•	United States (“U.S.”); and

•	International (which consists of operations in Europe, Canada, Asia Pacific and Latin America).

The financial statements of our subsidiaries outside the U.S. and Canada reflect a fiscal quarter ended August 31 to facilitate the timely reporting of our unaudited consolidated financial results and unaudited financial position.

The following table presents the contribution by segment to core revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
U.S.	76%	78%	76%	78%
International	24%	22%	24%	22%

On January 1, 2008, we began managing our Supply Management business as part of our Risk Management Solutions business. This is consistent with our overall strategy and also reflects customers’ needs to better understand the financial risk of their supply chain. As a result, the contributions of the Supply Management business are now reported as a part of Risk Management Solutions. We have reclassified our historical financial results set forth in Item 1. of this Quarterly Report on Form 10-Q. Prior to January 1, 2008, we reported the results of our Supply Management business as its own solution set.

The following tables present contributions by customer solution set to core revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue by Customer Solution Set:
Risk Management Solutions	67%	68%	66%	68%
Sales & Marketing Solutions	26%	25%	27%	25%
Internet Solutions	7%	7%	7%	7%

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

Risk Management Solutions

Our Traditional Risk Management Solutions generally consist of reports from our database used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Risk Management Solutions Revenue	76%	75%	75%	76%
Core Revenue	51%	51%	50%	51%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Risk Management Solutions Revenue	19%	20%	20%	20%
Core Revenue	13%	13%	13%	14%

Our Supply Management Solutions can help companies maximize revenue growth, contain costs and comply with external regulations. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Risk Management Solutions Revenue	5%	5%	5%	4%
Core Revenue	3%	4%	3%	3%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Sales & Marketing Solutions Revenue	45%	47%	41%	45%
Core Revenue	12%	12%	11%	11%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Sales & Marketing Solutions Revenue	55%	53%	59%	55%
Core Revenue	14%	13%	16%	14%

Critical Accounting Policies and Estimates

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. During the nine months ended September 30, 2008, we updated our critical accounting policies as follows:

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

Consolidated Revenue

The following table presents our revenue by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Revenue:
U.S.	$311.0	$291.9	$951.5	$886.0
International	98.2	82.8	300.1	248.5

Core Revenue	$409.2	$374.7	$1,251.6	$1,134.5

The following table presents our revenue by customer solution set:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$273.1	$253.9	$828.4	$761.2
Sales & Marketing Solutions	105.1	93.6	330.4	295.1
Internet Solutions	31.0	27.2	92.8	78.2

Core Revenue	$409.2	$374.7	$1,251.6	$1,134.5

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Core revenue increased $34.5 million, or 9% (8% increase before the effect of foreign exchange). The increase in core revenue was primarily driven by an increase in U.S. revenue of $19.1 million, or 7%, and an increase in International revenue of $15.4 million, or 19% (13% increase before the effect of foreign exchange). This increase was primarily due to:

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

•	Early renewals (primarily from the fourth quarter of 2008) partially offset by renewals that shifted from the third quarter of 2008 into the second quarter of 2008; and

•	The positive impact of foreign exchange.

Customer Solution Sets

On a customer solution set basis, the $34.5 million increase in core revenue reflects:

•

A $19.2 million, or 8%, increase in Risk Management Solutions (6% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $6.9 million, or 4%, and an increase in revenue in International of $12.3 million, or 18% (12% increase before the effect of foreign exchange);

•

An $11.5 million, or 12% (both before and after the effect of foreign exchange), increase in Sales & Marketing Solutions. The increase was driven by growth in the U.S. of $8.3 million, or 10%, and an increase in revenue in International of $3.2 million, or 24% (20% increase before the effect of foreign exchange); and

•

A $3.8 million, or 14% (both before and after the effect of foreign exchange), increase in Internet Solutions. The increase was driven by growth in the U.S. of $3.9 million, or 15% partially offset by a decrease in International of $0.1 million, or 1% (both before and after the effect of foreign exchange).

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Core revenue increased $117.1 million, or 10% (9% increase before the effect of foreign exchange). The increase in core revenue was primarily driven by an increase in U.S. revenue of $65.5 million, or 7%, and an increase in International revenue of $51.6 million, or 21% (12% increase before the effect of foreign exchange). This increase was primarily due to:

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

•	The positive impact of foreign exchange; and

•	Early renewals (primarily from the fourth quarter of 2008).

Customer Solution Sets

On a customer solution set basis, the $117.1 million increase in core revenue reflects:

•

A $67.2 million, or 9%, increase in Risk Management Solutions (7% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $26.4 million, or 5%, and an increase in revenue in International of $40.8 million, or 21% (12% increase before the effect of foreign exchange);

•

A $35.3 million, or 12%, increase in Sales & Marketing Solutions (11% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $24.5 million, or 10%, and an increase in revenue in International of $10.8 million, or 24% (16% increase before the effect of foreign exchange); and

•

A $14.6 million, or 19% (both before and after the effect of foreign exchange), increase in Internet Solutions. The increase was driven by growth in the U.S. of $14.6 million, or 20%, and an increase in revenue in International of 2% (1% decrease before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three month and nine month periods ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$116.6	$103.5	$362.5	$319.3
Selling and Administrative Expenses	169.8	164.2	521.1	495.1
Depreciation and Amortization	14.4	10.5	41.7	29.5
Restructuring Charge	17.2	1.1	28.8	20.8

Operating Costs	$318.0	$279.3	$954.1	$864.7

Operating Income	$91.2	$95.4	$297.5	$269.8

Operating Expenses

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Operating expenses increased $13.1 million, or 13%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The increase was primarily due to the following:

•	Increased costs associated with our acquisition of Tokyo Shoko Research/D&B Japan Joint Venture, Purisma Incorporated and AllBusiness.com, Inc.;

•	Costs associated with investments in connection with our strategy, such as DNBi, our interactive, web-based subscription service; and

•	The impact of foreign exchange;

partially offset by:

•	Lower costs as a result of reengineering efforts.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Operating expenses increased $43.2 million, or 14%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The increase was primarily due to the following:

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

Selling and Administrative Expenses

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Selling and administrative expenses increased $5.6 million, or 3%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The increase was primarily due to the following:

•	Increased selling expenses related to investments to enhance our strategic capabilities, such as with our recent acquisitions and our Tokyo Shoko Research/D&B Japan Joint Venture; and

•	Higher variable selling expenses related to increased revenue (i.e., commissions, marketing, etc.);

partially offset by:

•	Lower costs as a result of reengineering efforts.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Selling and administrative expenses increased $26.0 million, or 5%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The increase was primarily due to the following:

•	Increased selling expenses related to investments to enhance our strategic capabilities, such as with our recent acquisitions and our Tokyo Shoko Research/D&B Japan Joint Venture; and

•	The impact of foreign exchange;

partially offset by:

•	Lower costs as a result of reengineering efforts.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and Profit Participation Plan

We had net pension income of $1.0 million and $2.4 million for the three month and nine month periods ended September 30, 2008, respectively. We had net pension cost of $0.5 million and $10.3 million for the three month and nine month periods ended September 30, 2007, respectively. The net increase in both periods in income was primarily driven by a 53 basis points and 100 basis points increase in the discount rate applied to our U.S. plans and the major International plans, respectively, in 2008, as well as lower actuarial loss amortization included in 2008.

We had postretirement benefit income of $1.3 million and $3.1 million for the three month and nine month periods ended September 30, 2008, respectively. We had postretirement benefit income of $0.9 million and $2.7 million for the three month and nine month periods ended September 30, 2007, respectively.

We had expense associated with our profit participation plan (“401(k) Plan”) of $4.2 million and $15.2 million for the three month and nine month periods ended September 30, 2008, respectively. We had expense associated with our 401(k) Plan of $3.9 million and $8.2 million for the three month and nine month periods ended September 30, 2007, respectively. The increase in expense in 2008 was due to the amendment of our matching policy in the profit participation plan effective July 1, 2007, to increase our match formula from 50% to 100% of a team member’s contributions and to increase the maximum match to seven percent from six percent, of such team member’s eligible compensation, subject to certain 401(k) Plan limitations.

We consider pension income (cost) and postretirement benefit income (cost) to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Due to the recent equity market volatility, our U.S. pension asset decreased from approximately $1,372 million at December 31, 2007, to approximately $1,123 million at September 30, 2008, primarily due to negative asset performance. This will negatively impact our projected benefit obligation funded status and 2009 pension income.

Stock-Based Compensation

For the three month and nine month periods ended September 30, 2008, we recognized total stock-based compensation expense of $6.9 million and $21.5 million, compared to $6.2 million and $19.9 million for the three month and nine month periods ended September 30, 2007, respectively.

Expense associated with our stock option programs was $2.5 million and $8.6 million for the three month and nine month periods ended September 30, 2008, compared to $2.6 million and $9.2 million for the three month and nine month periods ended September 30, 2007, respectively. The decrease for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to fewer options outstanding in 2008.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $4.2 million and $12.1 million for the three month and nine month periods ended September 30, 2008, compared to $3.4 million and $9.9 million for the three month and nine months periods ended September 30, 2007, respectively. The increase was primarily due to the addition of the 2008 grant and special grants in the fourth quarter of 2007.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million and $0.8 million for the three month and nine month periods ended September 30, 2008, compared to $0.2 million and $0.8 million for the three month and nine month periods ended September 30, 2007, respectively.

We expect total equity-based compensation of approximately $29.0 million for 2008. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization increased $3.9 million, or 37%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. Depreciation and amortization increased $12.2 million, or 41%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The increase for the three month and nine month periods ended September 30, 2008 was primarily driven by the increased capital costs for revenue generating investments to enhance our strategic capabilities (such as DNBi and our DUNSRight quality process) and the amortization of acquired intangible assets.

Restructuring Charge

Restructuring charges have been recorded in accordance with SFAS No. 146 and/or SFAS No. 112, as appropriate.

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

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

During the three months ended September 30, 2008, we recorded a $17.2 million restructuring charge. The components of these charges included:

•	Severance and termination costs of $17.1 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 350 employees will exit the Company in future quarters; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.1 million.

During the three months ended September 30, 2007, in accordance with the provisions of SFAS No. 146, we recorded a $1.0 million restructuring charge in connection with the Financial Flexibility Program announced in January 2007 (“2007 Financial Flexibility Program”) and a $0.1 million restructuring charge in connection with the Financial Flexibility Program announced in February 2006 (“2006 Financial Flexibility Program”).

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

During the nine months ended September 30, 2008, we recorded a $28.8 million restructuring charge. The components of these charges included:

•

Severance and termination costs of $25.0 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 500 employees are impacted. Of these approximately 500 employees, approximately 120 employees exited the Company and approximately 380 will exit the Company in future quarters;

•

Severance and termination costs of $3.0 million in accordance with the provisions of SFAS No. 146 were recorded. These costed were related to the 2007 Financial Flexibility Program andin total, approximately 40 employees were affected; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.8 million.

During the nine months ended September 30, 2007, we recorded a $19.3 million restructuring charge in connection with the 2007 Financial Flexibility Program and a $1.5 million restructuring charge in connection with the 2006 Financial Flexibility Program. The components of these charges included:

•

Severance and termination costs of $18.3 million in accordance with the provisions of SFAS No. 146 were recorded. These costed were related to the 2007 Financial Flexibility Program and in total, approximately 220 employees were affected;

•

Severance and termination costs of $0.6 million in accordance with the provisions of SFAS No. 146 were recorded. These costed were related to the 2006 Financial Flexibility Program and in total, approximately 15 employees were affected; and

•

Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.0 million related to the 2007 Financial Flexibility Program and $0.9 million related to the 2006 Financial Flexibility Program.

Interest Income (Expense) — Net

The following table presents our “Interest Income (Expense) – Net” for the three month and nine month periods ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Interest Income	$2.9	$2.3	$9.0	$5.3
Interest Expense	(11.7)	(6.9)	(34.3)	(19.8)

Interest Income (Expense) - Net	$(8.8)	$(4.6)	$(25.3)	$(14.5)

For the three months ended September 30, 2008, interest income increased $0.6 million and interest expense increased $4.8 million as compared to the three months ended September 30, 2007. The increase in interest income is primarily attributable to higher amounts of invested cash. The increase in interest expense is primarily attributable to higher amounts of debt outstanding, partially offset by lower interest rates.

For the nine months ended September 30, 2008, interest income increased $3.7 million and interest expense increased $14.5 million as compared to the nine months ended September 30, 2007. The increase in interest income is primarily attributable to higher amounts of invested cash. The increase in interest expense is primarily attributable to higher amounts of debt outstanding, partially offset by lower interest rates.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three month and nine month periods ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Miscellaneous Other Income (Expense) - Net(a)	$1.8	$0.1	$1.4	$1.1
Gain Associated with Huaxia/D&B China Joint Venture(b)	—	—	—	5.8
Settlement of Legacy Tax Matter Arbitration(c)	8.1	—	8.1	—
Legacy Tax Matter Related to the Settlement of 2003 Tax Year (d)	—	—	(7.7)	—
Gain on Sale of an Investment(e)	—	—	—	0.8

Other Income (Expense) - Net	$9.9	$0.1	$1.8	$7.7

(a)	Miscellaneous Other Income (Expense) – Net increased for the three month and nine month periods ended September 30, 2008, compared to the three month and nine month periods ended September 30, 2007 primarily due to foreign exchange.
(b)	During the three months ended March 31, 2007, we entered into an agreement with Huaxia International Credit Consulting Co. Limited and established a new joint venture to do business as Huaxia/D&B China. We recognized a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.
(c)	During the three months ended September 30, 2008, we recognized a gain on the receipt of an arbitration award related to a Legacy Tax Matter. See Note 7 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q.

(d)	During the nine months ended September 30, 2008, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the expiration of the statute of limitations (see Provision for Income Taxes below).
(e)	During the nine months ended September 30, 2007, we recorded a gain related to the sale of an investment in Australia.

Provision for Income Taxes

For the three months ended September 30, 2008, our effective tax rate was 29.6%, as compared to 39.7% for the three months ended September 30, 2007. The effective tax rate for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, was positively impacted by the favorable settlement of global tax audits and by lower tax rates in certain foreign and U.S. jurisdictions and negatively impacted by the true-up of prior period deferred tax balances. The effective tax rate for the three months ended September 30, 2007 was negatively impacted by a change in the United Kingdom (“UK”) tax law, enacted in the third quarter of 2007, impacting our net deferred tax asset.

For the nine months ended September 30, 2008, our effective tax rate was 23.7%, as compared to 26.8% for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, was positively impacted by the favorable settlement of global tax audits including the liquidation of dormant International corporations and/or divested entities and negatively impacted by the true-up of prior period deferred tax balances. The effective tax rate for the nine months ended September 30, 2007 was positively impacted by the release of reserves for uncertain tax positions primarily due to the resolution of a legacy tax matter with the IRS for 1997 – 2002 and negatively impacted by a change in the UK tax law, enacted in the third quarter of 2007, impacting our net deferred tax asset.

FIN 48

The total amount of unrecognized tax benefits as of September 30, 2008 was $101.9 million. During the three months ended September 30, 2008, we decreased our unrecognized tax benefits by approximately $9.5 million (net of increases). The decrease is primarily related to the favorable settlement of global tax audits. For the nine months ended September 30, 2008, we decreased our unrecognized tax benefits by approximately $30.0 million (net of increases). The decrease primarily related to the favorable settlement of global tax audits including the liquidation of dormant International corporations and/or divested entities and the expiration of a statute of limitations. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $72.8 million, net of tax benefits. We do not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next twelve months.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examinations by the IRS for years prior to 2004. In state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2003. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2002.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and nine month periods ended September 30, 2008 was $0.6 million and $2.3 million, net of tax benefits, respectively, as compared to $0.9 million and $2.6 million, net of tax benefits in the three month and nine month periods ended September 30, 2007, respectively. The total amount of accrued interest as of September 30, 2008 was $6.3 million, net of tax benefits, as compared to $9.0 million, net of tax benefits, as of September 30, 2007.

Equity in Net Income of Affiliates

We recorded $0.3 million and $0.9 million as Equity in Net Income of Affiliates for the three month and nine month periods ended September 30, 2008, respectively, compared to $0.4 million and $0.8 million for the three month and nine month periods ended September 30, 2007.

Discontinued Operations

On December 27, 2007, we completed the sale of our Italian real estate business which was part of our International segment and we have reclassified the historical financial results of the Italian real estate business as discontinued operations. We recorded $0.7 million of Income from Discontinued Operations, net of income tax expense, for the nine months ended September 30, 2008. We recorded $0.5 million and $2.1 million of Income from Discontinued Operations, net of income tax expense, for the three month and nine month periods ended September 30, 2007, respectively. We have recorded a gain of $0.4 million (both pre-tax and after-tax) during the nine months ended September 30, 2008.

Earnings per Share

We reported earnings per share, or “EPS,” for the three month and nine month periods ended September 30, 2008 and 2007, as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Basic Earnings Per Share of Common Stock:
Continuing Operations	$1.21	$0.96	$3.82	$3.31
Discontinued Operations	—	0.01	0.02	0.04

Basic Earnings Per Common Share of Stock	$1.21	$0.97	$3.84	$3.35

Diluted Earnings Per Share of Common Stock:
Continuing Operations	$1.18	$0.93	$3.74	$3.23
Discontinued Operations	—	0.01	0.02	0.04

Diluted Earnings Per Share of Common Stock	$1.18	$0.94	$3.76	$3.27

For the three months ended September 30, 2008, basic EPS increased 25%, compared with the three months ended September 30, 2007, primarily due to an increase of 16% in net income due to increased operating performance, the favorable resolution of global tax audits, settlement of a legacy tax matter arbitration, and a 7% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the three months ended September 30, 2008, diluted EPS increased 26%, compared with the three months ended September 30, 2007, primarily due to an increase of 16% in net income due to increased operating performance, the favorable resolution of global tax audits, settlement of a legacy tax matter arbitration, and an 8% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases. During the three months ended September 30, 2008, we repurchased 0.6 million shares of common stock for $57.7 million under our Board of Directors approved share repurchase programs. In addition, we repurchased 0.3 million shares of common stock for $27.8 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

For the nine months ended September 30, 2008, basic EPS increased 15%, compared with the nine months ended September 30, 2007, primarily due to an increase of 7% in net income due to increased operating performance, the favorable resolution of global tax audits including the liquidation of dormant International corporations and/or divested entities, settlement of a legacy tax matter arbitration, the release of reserves in 2008 for uncertain tax positions due to the expiration of a statute of limitations and a 7% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the nine months ended September 30, 2008, diluted EPS increased 15%, compared with the nine months ended September 30, 2007, primarily due to an increase of 7% in net income due to increased operating performance, the favorable resolution of global tax audits including the liquidation of dormant International corporations and/or divested entities, settlement of a legacy tax matter arbitration, the release of reserves in 2008 for uncertain tax positions due to the expiration of a statute of limitations and a 7% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases. During the nine months ended September 30, 2008, we repurchased 2.9 million shares of common stock for $247.5 million under our Board of Directors approved share repurchase programs. In addition, we repurchased 0.9 million shares of common stock for $82.4 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Non-Core gains and (charges) included in Consolidated Operating Costs:
Restructuring charges related to our Financial Flexibility Programs	$(17.2)	$(1.1)	$(28.8)	$(20.8)
Settlement of International payroll tax matter related to a divested entity	$—	$—	$—	$(0.8)
Non-Core gains and (charges) included in Other Income (Expense)- Net:
Effect of Legacy Tax Matters	$0.2	$0.4	$0.9	$1.3
Gain associated with Huaxia/D&B China Joint Venture	$—	$—	$—	$5.8
Net Gain (Loss) on the Sale of Other Investments	$—	$—	$—	$0.8
Tax Reserve True-up for the Settlement of the 2003 tax year, primarily related to the “Amortization and Royalty Expense Deductions” transaction	$—	$—	$(7.7)	$—
Settlement of Legacy Tax Matter Arbitration	$8.1	$—	$8.1	$—
Non-Core gains and (charges) included in Provision for Income Taxes:
Restructuring charges related to our Financial Flexibility Programs	$6.2	$0.4	$10.1	$7.8
Effect of Legacy Tax Matters	$(0.2)	$(0.4)	$(0.9)	$(1.3)
Settlement of International payroll tax matter related to a divested entity	$—	$—	$—	$0.2
Settlement of Legacy Tax Matter Arbitration	$(3.1)	$—	$(3.1)	$—
Gain associated with Huaxia/D&B China Joint Venture	$—	$—	$—	$(2.9)
Impact of revaluing the Net Deferred Tax Assets in the UK as a result of a UK tax law change, enacted in the third quarter of 2007, which reduces the general UK tax rate from 30% to 28%	$—	$(2.5)	$—	$(2.5)
Net Gain (Loss) on the Sale of Other Investments	$—	$—	$—	$(0.3)
Tax Reserve True-up for the Settlement of the 2003 tax year, primarily related to the “Amortization and Royalty Expense Deductions” transaction	$—	$—	$15.4	$—
Tax Reserve True-up for the Settlement of the 1997—2002 tax years, primarily related to the “Amortization and Royalty Expense Deductions/Royalty Income 1997- 2007” transaction	$—	$—	$—	$31.2
Favorable Resolution of Global Tax Audits including the Liquidation of Dormant International Corporations and/or Divested Entities	$9.0	$—	$22.7	$—
Interest on IRS Deposit	$—	$—	$1.3	$—

Segment Results

Our results are reported under the following two segments: U.S. and International. The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

United States

The U.S. is our largest segment representing 76% of our core revenue for each of the three month and nine month periods ended September 30, 2008, as compared to 78% of our core revenue for each of the three month and nine month periods ended September 30, 2007.

The following table presents our U.S. core revenue by customer solution set and U.S. operating income for the three month and nine month periods ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$193.5	$186.6	$590.0	$563.6
Sales & Marketing Solutions	88.2	79.9	274.0	249.5
Internet Solutions	29.3	25.4	87.5	72.9

Core U.S. Revenue	$311.0	$291.9	$951.5	$886.0

Operating Income	$109.6	$102.8	$333.3	$307.9

U.S. Overview

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

U.S. core revenue increased $19.1 million, or 7%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $19.1 million increase in core revenue for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, reflects:

Risk Management Solutions

•	A $6.9 million, or 4%, increase in Risk Management Solutions.

For the three months ended September 30, 2008, Traditional Risk Management Solutions, which accounted for 73% of total U.S. Risk Management Solutions, increased 4%. The primary driver of this growth was:

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

For the three months ended September 30, 2008, Value-Added Risk Management Solutions, which accounted for 20% of total U.S. Risk Management Solutions, increased 6%. The primary driver of this growth was:

•	Higher purchases from existing customers of our value-added solutions enabled by our DNBi platform; and

•	Shift in timing of early renewals (primarily from the fourth quarter of 2008) partially offset by renewals that shifted from the third quarter of 2008 into the second quarter of 2008;

partially offset by:

•	A shift in product mix to our Preferred Pricing Agreement with DNBi subscription plans (as noted above).

For the three months ended September 30, 2008, Supply Management Solutions, which accounted for 7% of total U.S. Risk Management Solutions, decreased 3%, on a small base.

We believe that we will continue to experience a greater percentage of sales on new solutions where revenue will be recognized in subsequent quarters. As a result, we believe that quarterly revenue will continue to be positively impacted by the recognition of deferred revenue from prior quarter sales, offset by the deferral of revenue from current sales into subsequent periods.

Sales & Marketing Solutions

•	An $8.3 million, or 10%, increase in Sales & Marketing Solutions.

For the three months ended September 30, 2008, Traditional Sales & Marketing Solutions, which accounted for 45% of total U.S. Sales & Marketing Solutions, increased 11%. The increase was primarily due to:

•	Existing customers increasing their minimum commitment and changing the structure from monthly to upfront annually; and

•	Shift in timing of early renewals (primarily from the fourth quarter of 2008) partially offset by renewals that shifted from the third quarter of 2008 into the second quarter of 2008.

For the three months ended September 30, 2008, Value-Added Sales & Marketing Solutions, which accounted for 55% of total U.S. Sales & Marketing Solutions, increased 10%. The increase was primarily due to:

•	Shift in timing of early renewals (primarily from the fourth quarter of 2008) partially offset by renewals that shifted from the third quarter of 2008 into the second quarter of 2008;

•	Increased purchases from existing customers; and

•	Increased revenue associated with our acquisition of Purisma, Incorporated (“Purisma”) in the fourth quarter of 2007.

Internet Solutions

•	A $3.9 million, or 15%, increase in Internet Solutions. The increase was primarily due to continued growth in subscription revenue and the AllBusiness.com acquisition in the fourth quarter of 2007.

U.S. Operating Income

U.S. operating income for the three months ended September 30, 2008 was $109.6 million, compared to $102.8 million for the three months ended September 30, 2007, an increase of $6.8 million, or 7%. The increase in operating income was primarily attributed to:

•	An increase in U.S. revenue;

partially offset by:

•	Higher costs associated with our acquisitions; and

•	Higher costs associated with investments to enhance our strategic capabilities.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

U.S. core revenue increased $65.5 million, or 7%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $65.5 million increase in core revenue for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, reflects:

Risk Management Solutions

•	A $26.4 million, or 5%, increase in Risk Management Solutions.

For the nine months ended September 30, 2008, Traditional Risk Management Solutions, which accounted for 73% of total U.S. Risk Management Solutions, increased 4%. The primary driver of this growth was:

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

For the nine months ended September 30, 2008, Value-Added Risk Management Solutions, which accounted for 21% of total U.S. Risk Management Solutions, increased 6%. The primary driver of this growth was:

•	Higher purchases from existing customers of our value-added solutions including solutions enabled by our DNBi platform; and

•	Shift in timing of early renewals (primarily from the fourth quarter of 2008);

partially offset by:

•	A shift in product mix to our Preferred Pricing Agreement with DNBi subscription plans (as noted above).

For the nine months ended September 30, 2008, Supply Management Solutions, which accounted for 6% of total U.S. Risk Management Solutions, increased 17%, on a small base. Supply Management Solutions contributed one point of growth to total U.S. Risk Management Solutions.

We believe that we will continue to experience a greater percentage of sales on new solutions where revenue will be recognized in subsequent quarters. As a result, we believe that quarterly revenue will continue to be positively impacted by the recognition of deferred revenue from prior quarter sales, offset by the deferral of revenue from current sales into subsequent periods.

Sales & Marketing Solutions

•	A $24.5 million, or 10%, increase in Sales & Marketing Solutions.

For the nine months ended September 30, 2008, Traditional Sales & Marketing Solutions, which accounted for 41% of total U.S. Sales & Marketing Solutions, increased 5%. The increase was primarily due to:

•	Existing customers increasing their minimum commitment and changing the structure from monthly to upfront annually; and

•	Increased revenue associated with our acquisition of the Education Division of Automation Research, Inc. d/b/a MKTG Services in the third quarter of 2007;

partially offset by:

•	Lower purchases of our legacy products.

For the nine months ended September 30, 2008, Value-Added Sales & Marketing Solutions, which accounted for 59% of total U.S. Sales & Marketing Solutions, increased 13%. The increase was primarily due to:

•	Shift in timing of early renewals (primarily from the fourth quarter of 2008);

•	Increased purchases from existing customers; and

•	Increased revenue associated with our acquisition of Purisma in the fourth quarter of 2007.

Internet Solutions

•	A $14.6 million, or 20%, increase in Internet Solutions. The increase was due to continued growth in subscription revenue and the AllBusiness.com acquisition in the fourth quarter of 2007.

U.S. Operating Income

U.S. operating income for the nine months ended September 30, 2008 was $333.3 million, compared to $307.9 million for the nine months ended September 30, 2007, an increase of $25.4 million, or 8%. The increase in operating income was primarily attributed to:

•	An increase in U.S. revenue;

partially offset by:

•	Higher costs associated with our acquisitions; and

•	Higher costs associated with investments to enhance our strategic capabilities.

International

International represented 24% of our core revenue for each of the three month and nine month periods ended September 30, 2008, as compared to 22% of our core revenue for each of the three month and nine month periods ended September 30, 2007.

The following table presents our International core revenue by customer solution set and International operating income for the three month and nine month periods ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$79.6	$67.3	$238.4	$197.6
Sales & Marketing Solutions	16.9	13.7	56.4	45.6
Internet Solutions	1.7	1.8	5.3	5.3

Core International Revenue	$98.2	$82.8	$300.1	$248.5

Operating Income	$19.2	$14.1	$57.9	$45.5

International Overview

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

International core revenue increased $15.4 million, or 19% (13% increase before the effect of foreign exchange), for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The increase is primarily due to:

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007;

•	The positive impact of foreign exchange; and

•	Growth in our subscription plans in certain of our International markets for existing customers who are increasing the level of business they do with us.

International Customer Solution Sets

On a customer solution set basis, the $15.4 million increase in International core revenue for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $12.3 million, or 18% (12% increase before the effect of foreign exchange).

For the three months ended September 30, 2008, Traditional Risk Management Solutions, which accounted for 83% of International Risk Management Solutions, increased 24% (16% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions is primarily due to the following:

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007;

•	The positive impact of foreign exchange; and

•	Growth in our subscription plans in certain of our International markets for existing customers who are willing to increase the level of business they do with us.

For the three months ended September 30, 2008, Value-Added Risk Management Solutions, which accounted for 16% of International Risk Management Solutions, increased 1% (2% decrease before the effect of foreign exchange) primarily due to positive impact of foreign exchange.

For the three months ended September 30, 2008, Supply Management Solutions, which accounted for 1% of International Risk Management Solutions, decreased 39% (45% decrease before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $3.2 million, or 24% (20% increase before the effect of foreign exchange).

For the three months ended September 30, 2008, Traditional Sales & Marketing Solutions, which accounted for 43% of International Sales & Marketing Solutions, decreased 12% (14% decrease before the effect of foreign exchange). This decrease was primarily attributed to lower revenues in our UK market, resulting from an increasingly competitive marketplace.

For the three months ended September 30, 2008, Value-Added Sales & Marketing Solutions, which accounted for 57% of International Sales & Marketing Solutions, increased 76% (71% increase before the effect of foreign exchange). The increase was primarily due to the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007 and early renewals (primarily from the fourth quarter of 2008) in our UK market.

Internet Solutions

•	A decrease in Internet Solutions of $0.1 million, or 1% both before and after the effect of foreign exchange.

Operating Income

International operating income for the three months ended September 30, 2008 was $19.2 million, compared to $14.1 million for the three months ended September 30, 2007, an increase of $5.1 million, or 36%, primarily due to:

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

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

International core revenue increased $51.6 million, or 21% (12% increase before the effect of foreign exchange), for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The increase is primarily due to:

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007;

•	The positive impact of foreign exchange;

•	Growth in our subscription plans in certain of our International markets for existing customers who are willing to increase the level of business they do with us; and

•	Increased demand by our D&B Worldwide Network for fulfillment services and product usage.

International Customer Solution Sets

On a customer solution set basis, the $51.6 million increase in International core revenue for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $40.8 million, or 21% (12% increase before the effect of foreign exchange).

For the nine months ended September 30, 2008, Traditional Risk Management Solutions, which accounted for 82% of International Risk Management Solutions, increased 22% (13% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions is primarily due to the following:

•	The positive impact of foreign exchange;

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007; and

•	Growth in our subscription plans in certain of our International markets for existing customers who are willing to increase the level of business they do with us.

For the nine months ended September 30, 2008, Value-Added Risk Management Solutions, which accounted for 17% of International Risk Management Solutions, increased 17% (11% increase before the effect of foreign exchange) primarily due to higher project-oriented business in our UK market and the positive impact of foreign exchange.

For the nine months ended September 30, 2008, Supply Management Solutions, which accounted for 1% of International Risk Management Solutions, increased 2% (8% decrease before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $10.8 million, or 24% (16% increase before the effect of foreign exchange).

For the nine months ended September 30, 2008, Traditional Sales & Marketing Solutions, which accounted for 44% of International Sales & Marketing Solutions, decreased 1% (5% decrease before the effect of foreign exchange). This was primarily attributed to lower revenues in our UK market, resulting from an increasingly competitive marketplace, partially offset by the positive impact of foreign exchange.

For the nine months ended September 30, 2008, Value-Added Sales & Marketing Solutions, which accounted for 56% of International Sales & Marketing Solutions, increased 53% (42% increase before the effect of foreign exchange). The increase was primarily due to increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007, the positive impact of foreign exchange and early renewals (primarily from the fourth quarter of 2008) in our UK market.

Internet Solutions

•	Internet Solutions increased 2% (1% decrease before the effect of foreign exchange).

Operating Income

International operating income for the nine months ended September 30, 2008 was $57.9 million, compared to $45.5 million for the nine months ended September 30, 2007, an increase of $12.4 million, or 27%, primarily due to:

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

•

As a result of the credit market crisis and other macro-economic challenges currently affecting the global economy, our customers or vendors may experience cash flow problems. This may cause our customers to delay, cancel or significantly decrease their purchases from us and impact their ability to pay amounts owed to us. In addition, our vendors may substantially increase their prices without notice. Such behavior may adversely affect our earnings and cash flow. In addition, if economic conditions in the United States and other key markets deteriorate further or do not show improvement, we may experience material adverse impacts to our business and operating results;

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

We elaborate on the above list of important factors in this and our other filings with the SEC, particularly in the discussion of our Risk Factors in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Reports on Form 10-Q. It should be understood that it is not possible to predict or identify all risk factors. Consequently, the above list of important factors and the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 should not be considered to be a complete discussion of all of our potential trends, risks and uncertainties. Except as otherwise required by federal securities laws, we do not undertake any obligation to update any forward-looking statement we may make from time-to-time.

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

We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs, including the cash cost of restructuring charges, transition costs, contractual obligations and contingencies (see Note 7 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to access the bank and capital markets for incremental financing needs will enable us to meet our continued commitment to Total Shareholder Return. We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. Such borrowings would be supported by our credit facility, when needed.

The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, our liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future. Management will continue to closely monitor our liquidity, the credit markets and our financial counterparties. However, management cannot predict with any certainty the impact to us of any further disruption in the credit environment.

Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities was $348.0 million and $302.3 million for the nine months ended September 30, 2008 and 2007, respectively. The $45.7 million increase was primarily driven by:

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses; and

•	A decrease in restructuring payments associated with our Financial Flexibility Program compared to the prior period.

Cash Used in Investing Activities from Continuing Operations

Net cash used in investing activities was $61.1 million for the nine months ended September 30, 2008, as compared to net cash used in investing activities of $92.5 million for the nine months ended September 30, 2007. The $31.4 million change primarily reflects the following activities:

•

During the nine months ended September 30, 2008, in connection with our initiatives to drive long-term growth, we spent $22.6 million on acquisitions/joint ventures and other investments, net of cash acquired, as compared to $40.9 million, net of cash acquired, during the nine months ended September 30, 2007. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q; and

•	During the nine months ended September 30, 2008, we received $9.0 million in cash from the sale of our Italian real estate business on December 27, 2007.

Cash Used in Financing Activities from Continuing Operations

Net cash used in financing activities was $216.5 million and $197.9 million for the nine months ended September 30, 2008 and 2007, respectively. As set forth below, this $18.6 million change relates primarily to contractual obligations, share repurchases, payments of dividends and stock-based proceeds from stock option exercises.

Contractual Obligations

Debt

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011, bearing interest at a fixed annual rate of 5.50%, payable semi-annually.

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The proceeds from this issuance were used to repay indebtedness under our credit facility.

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

Credit Facility

At December 31, 2007, we had a $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. At September 30, 2008, we had $165.0 million of borrowings outstanding under the $650 million credit facility. At September 30, 2007, we had $246.7 million of borrowings outstanding under the $500 million credit facility. We borrowed under these facilities from time-to-time during the nine months ended September 30, 2008 to fund our share repurchases, acquisition strategy and working capital needs.

Share Repurchases

During the nine months ended September 30, 2008, we repurchased 3.8 million shares of common stock for $329.9 million. The share repurchases are comprised of the following programs:

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of the then existing $200 million repurchase program. We repurchased 2.6 million shares of common stock for $220.7 million under the $400 million repurchase program during the nine months ended September 30, 2008. We anticipate that the $400 million repurchase program will be completed by September 2009.

•

In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program, which began in July 2007. We repurchased 0.3 million shares of common stock for $26.8 million under this repurchase program during the nine months ended September 30, 2008. This program was completed in February 2008.

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 0.9 million shares of common stock for $82.4 million under this program during the nine months ended September 30, 2008. This program expires in August 2010.

During the nine months ended September 30, 2007, we repurchased 3.1 million shares of common stock for $289.6 million. The share repurchases are comprised of the following programs:

•

In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program, which began in July 2007. We repurchased 0.8 million shares of common stock for $75.0 million under this repurchase program during the nine months ended September 30, 2007. This program was completed in February 2008.

•

In August 2006, our Board of Directors approved a $200 million, one-year share repurchase program which began in October 2006. We repurchased 1.4 million shares of common stock for $125.0 million under this program during the nine months ended September 30, 2007. This program was completed in July 2007.

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate dilution under our stock incentive plans and ESPP. We repurchased 0.9 million shares of common stock for $89.6 million under this program during the nine months ended September 30, 2007. This program expires in August 2010.

Dividends

The total amount of dividends paid during the nine months ended September 30, 2008 was $49.6 million as compared to $44.1 million for the nine months ended September 30, 2007.

Stock-based Programs

For the nine months ended September 30, 2008, net proceeds from stock-based awards were $21.2 million as compared to $24.8 million for the nine months ended September 30, 2007. The decrease was primarily attributed to a decrease in the volume of stock option exercises during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Future Liquidity—Sources and Uses of Funds

Share Repurchases and Dividends

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, our Board of Directors approved in August 2006, a four-year, five million share repurchase program. During the nine months ended September 30, 2008, we repurchased 0.9 million shares of common stock for $82.4 million under this program with 1.8 million shares remaining to be repurchased.

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008. During the nine months ended September 30, 2008, we repurchased 2.6 million shares of common stock for $220.7 million under this program with $179.3 million remaining under this program. We anticipate that the $400 million repurchase program will be completed by September 2009.

In November 2008, our Board of Directors approved the declaration of a dividend of $0.30 per share for the fourth quarter of 2008. This cash dividend will be payable on December 12, 2008, to shareholders of record at the close of business on November 28, 2008.

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

On March 17, 2008, we executed an amendment (the “Amendment”) to the TSA which, among other things, decreased our projected annual charges beginning in 2008 by approximately $10 million as compared to 2007 levels, increased certain of the services level agreements that CSC is required to provide under the TSA and added additional security services to be performed by CSC. After factoring in year on year service volume increases, we have realized approximately $5.0 million in net savings with CSC in 2008 through the third quarter of 2008.

Spin-off Obligation

As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2007, and made estimated tax deposits for 2008, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to tax years 2003 to the third quarter of 2008 of approximately $21.3 million in the aggregate for such years. We have paid over the years to Moody’s/D&B2 approximately $30.1 million under the TAA. We did not make any payments during the nine month period ended September 30, 2008. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of September 30, 2008, current and former employees of D&B held 0.3 million Moody’s stock options. These stock options had a weighted average exercise price of $10.96 and a remaining weighted average contractual life of one year. All of these stock options are currently exercisable. We and Moody’s are trying to amicably resolve this matter.

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

FIN 48

We adopted FIN 48 as of January 1, 2007. As a result, in addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2007, we have a total amount of unrecognized tax benefits of $101.9 million as of September 30, 2008. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $84.4 million.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurements

As described in Note 13 to our unaudited consolidated financial statements included in Part I. Item 1. of this Quarterly Report on Form 10-Q, effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” or “SFAS No. 157,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and expands fair value measurement disclosures. However, we have deferred the application of SFAS No. 157 related to non-recurring non-financial assets and liabilities. As of September 30, 2008, we did not have any unobservable (Level 3) inputs in determining fair value.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of September 30, 2008, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007 included in Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended September 30, 2008, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended September 30, 2008, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(Amounts in millions, except per share data)
July 1-31, 2008	0.2	$90.99	0.2	—	$—
August 1-31, 2008	0.3	$95.71	0.3	—	—
September 1-30, 2008	0.4	$93.16	0.4	—	—

	0.9	$93.45	0.9	1.8	$179.3

(a)	During the three months ended September 30, 2008, we repurchased 0.3 million shares of common stock for $27.8 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in August 2006 and expires in August 2010. The maximum number of shares authorized for repurchase under this program is 5.0 million shares, of which 3.2 million shares have been repurchased as of September 30, 2008.
(b)	During the three months ended September 30, 2008, we repurchased 0.6 million shares of common stock for $57.7 million related to a previously announced $400 million, two-year share repurchase program approved by our Board of Directors in December 2007. We anticipate that this $400 million program will be completed by September 2009.

Item 5.	Other Information

Amendment of Compensation Plans and Forms of Agreements to Address Section 409A

On November 3 and 4, 2008, our Board of Directors or the Compensation & Benefits Committee of our Board of Directors, as appropriate, approved the amendment and restatement of: (i) our deferred compensation plans and related agreements for employees; and (ii) our deferred compensation plans and related agreements for non-employee directors. Generally, the amendments were made to comply with the new regulations promulgated under Section 409A of the Internal Revenue Code. Such plans and agreements are attached hereto as Exhibits 10.1 through 10.14 and are hereby incorporated by reference to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit 10.1	—	The Dun & Bradstreet Executive Transition Plan, as amended and restated effective January 1, 2009.

Exhibit 10.2	—	Forms of Change in Control Severance Agreements.

Exhibit 10.3	—	The Dun & Bradstreet Career Transition Plan, as amended and restated effective January 1, 2009.

Exhibit 10.4	—	Executive Retirement Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009.

Exhibit 10.5	—	Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009.

Exhibit 10.6	—	Key Employees’ Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009.

Exhibit 10.7	—	The Dun & Bradstreet Corporation 2000 Stock Incentive Plan.

Exhibit 10.8	—	Form of Restricted Stock Award Agreement under the 2000 Stock Incentive Plan.

Exhibit 10.9	—	Form of Stock Option Award Agreement under the 2000 Stock Incentive Plan.

Exhibit 10.10	—	Form of International Stock Option Award under the 2000 Stock Incentive Plan.

Exhibit 10.11	—	The Dun & Bradstreet Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2009.

Exhibit 10.12	—	2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009.

Exhibit 10.13	—	Form of Restricted Stock Unit Award Agreement under the 2000 Non-Employee Directors’ Stock Incentive Plan.

Exhibit 10.14	—	Form of International Restricted Stock Unit Award Agreement under the 2000 Stock Incentive Plan.

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ Anastasios G. Konidaris
Anastasios G. Konidaris
Senior Vice President and Chief Financial Officer

Date:	November 6, 2008

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer

Date:	November 6, 2008