Form 10-K
period 2008-12-31
DUN & BRADSTREET CORP/NW
filed 2009-02-24
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

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

As of June 30, 2008, the aggregate market value of all shares of Common Stock of The Dun & Bradstreet Corporation outstanding and held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2008) was approximately $4.752 billion.

As of January 31, 2009, 53,382,309 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on May 5, 2009, are incorporated into Part III of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the registrant. Such exclusions will not be deemed to be an admission that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

PART I

Item 1.	Business

Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our” or the “Company”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for over 167 years. Our global commercial database contains more than 140 million business records. The database is enhanced by our proprietary DUNSRight® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

D&B provides solution sets that meet a diverse set of customer needs globally. Customers use D&B Risk Management Solutions™ to mitigate credit and supplier risk, increase cash flow and drive increased profitability; D&B Sales & Marketing Solutions™ to increase revenue from new and existing customers; and D&B Internet Solutions™ to convert prospects into clients faster by enabling business professionals to research companies, executives and industries.

Our Aspiration and Our Strategy

In October 2000, we launched a business strategy called the “Blueprint for Growth.” This strategy has been successful in driving our performance over the past years.

In September 2006, we updated our Blueprint for Growth strategy and articulated our strategic choices for the future. We further refined this strategy in July 2008. Our updated strategy reflects that D&B is a company that has been and remains committed to delivering Total Shareholder Return (“TSR”). To achieve this objective, we remain focused on three key drivers of TSR, which include: growing revenue; expanding margins; and maintaining a disciplined approach to deploying our free cash flow. These have been the central drivers of our success and they will remain the key areas of focus for us going forward in order to help ensure consistent performance over time.

With regard to our 2008-2010 growth objectives, it is fair to say we are not in normal economic times. So at the moment, we are focused on delivering our best, one year at a time.

To grow revenue, we have made a fundamental strategic choice to remain focused on the commercial marketplace and to continue being the world’s largest and best provider of insight about businesses. This is reflected in our aspiration, which is “To be the most trusted source of commercial insight so our customers can Decide with Confidence.”

Within the commercial insight market, we have identified three strategic stakes to increase growth for the future. We continue to execute against these stakes, which include:

•

Growing our global Risk Management Solutions business (“RMS”), which is our largest solution set, by moving customers up the DNBi® product continuum. DNBi is our interactive, customizable online application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis. RMS growth will also be driven by continued growth in Asia and other emerging markets, and continued growth in supplier risk and analytics;

•

Growing our Sales & Marketing Solutions business (“S&MS”) by capturing more customer spend across the S&MS value chain, including prospecting data, data integration services, data integration software, and analytics and applications; and

•

Growing our Internet Solutions business by continuing to grow Hoover’s, Inc. (“Hoover’s”)—our online database solution that provides information on public and private companies, their executives and industries—while also targeting new Internet opportunities.

In executing against these strategic stakes, we are focused on growing our RMS, S&MS and Internet Solutions businesses both organically—by investing in areas such as data and technology—and by pursuing acquisitions.

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

We have historically managed and reported our business globally through two segments:

•	United States (“U.S.”); and

•	International (which consists of our operations in Europe, Canada, Asia Pacific and Latin America).

We continue to manage our business through two segments. However, as of January 1, 2009, Canada has been moved out of our International segment and into our renamed “North America” segment (formerly our U.S. segment). Therefore, on January 1, 2009, we began managing our operations through two segments: North America (which consists of the U.S. and Canada) and International (which consists of our operations in Europe, Asia Pacific and Latin America). We will report financial results in this new segment structure beginning with the results for the first quarter of 2009 and conform historical amounts to reflect the new segment structure.

U.S. Our U.S. segment accounted for 77%, 78% and 79% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

International. We conduct business internationally through our wholly-owned subsidiaries, joint ventures that we either control or hold a majority interest in, independent correspondents, strategic relationships through our D&B Worldwide Network® and minority equity investments. The International segment, which primarily represents revenue generated through our subsidiaries, accounted for 23%, 22% and 21% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Since the launch of the Blueprint for Growth strategy, we have entered into strategic relationships with strong local players throughout the world that we do not control and who have become part of our D&B Worldwide Network, operating under commercial agreements. Our D&B Worldwide Network enables our customers globally to make business decisions with confidence, because we incorporate data from the members of the D&B Worldwide Network that has been put through the DUNSRight Quality Process into our database and utilize it in our customer solutions. Our customers, therefore, have access to a more powerful database and global solution sets they can rely on to make their risk management, sales and marketing decisions. Over the last few years, we have strengthened our position in our International segment through majority-owned joint ventures such as we did, for example, in Japan, China and India.

In addition, we have from time-to-time acquired complementary businesses, products and technologies. For example:

•	In 2006, we acquired Open Ratings, Inc.;

•

In 2007, we acquired First Research, Inc., Purisma Incorporated, AllBusiness.com, Inc. and substantially all of the assets of n2 Check Limited and substantially all of the assets and certain liabilities of the Education Division of Automation Research, Inc., d/b/a MKTG Services;

•	In 2007, we established majority-owned joint ventures in China with Huaxia International Credit Consulting Co. Ltd. and in Japan with Tokyo Shoko Research;

•	In 2008, we acquired VisiblePath and established majority-owned joint ventures in China with Beijing Huicong International Information Co., Ltd; and

•	On November 26, 2008, we increased our indirect minority ownership stake in Dun & Bradstreet Information Services India Private Limited (“D&B India”) to a 53% direct majority ownership.

Segment data and other information for the years ended December 31, 2008, 2007 and 2006 are included in Note 14 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Our Customer Solutions and Services

Risk Management Solutions

Risk Management Solutions is our largest customer solution set, accounting for 64%, 64% and 66% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Within this customer solution set we offer traditional and value-added solutions. Our traditional solutions, which consist of reports from our database used primarily for making decisions about new credit applications, constituted 75% of our Risk Management Solutions revenue and 48% of our total revenue for the year ended December 31, 2008. Our value-added solutions, which constituted 20% of our Risk Management Solutions revenue and 13% of our total revenue for the year ended December 31, 2008, generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of trends in this customer solutions set.

On January 1, 2008, we began managing our Supply Management business as part of our Risk Management Solutions business. This is consistent with our overall strategy and also reflects customers’ needs to better understand the financial risk of their supply chain. As a result, the contributions of the Supply Management business are now reported as a part of Risk Management Solutions, as set forth above.

Our Risk Management Solutions help customers increase cash flow and profitability while mitigating credit, operational and regulatory risks by helping them answer questions such as:

•	Should I extend credit to this new customer?

•	What credit limit should I set?

•	Will this customer pay me on time?

•	How can I avoid supply chain disruption?

•	How do I know whether I am in compliance with regulatory acts?

Our principal Risk Management Solutions are:

•

Our Business Information Report, our Comprehensive Report, and our International Report, which provide overall profiles of a company, including, based on the report type, financial information, payment information, history of a business, ownership details, operational information and similar information;

•

DNBi, our interactive, customizable online application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis;

•	Our Self Awareness Solutions, which allow our small business customers to establish, improve and protect their own credit;

•	Our decisioning scores, which help assess the credit risk of a business by assigning a rating or score; and

•	Supply On-Ramp™, which is an online solution that allows customers to standardize their supplier registration and evaluation process by creating a single point of entry with consistent procedures.

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

Sales & Marketing Solutions

Sales & Marketing Solutions is our second-largest customer solution set accounting for 29%, 29% and 28% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Within this customer solution set we offer traditional and value-added solutions. Our traditional solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. These solutions constituted 40% of our Sales & Marketing Solutions revenue and 11% of our total revenue for the year ended December 31, 2008. Our value-added solutions generally include decision-making and customer information management solutions. These value-added solutions constituted 60% of Sales & Marketing Solutions revenue and 18% of our total revenue for the year ended December 31, 2008. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of trends in this customer solutions set.

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

Our principal Sales & Marketing Solutions are:

•

Our solutions for Customer Data Integration, which are a suite of solutions that cleanse, identify, link and enrich customer information with our DUNSRight Quality Process. Our D&B Optimizer® solution, for example, uses our DUNSRight Quality Process to transform customer prospects and files into up-to-date, accurate and actionable commercial insight, enabling a single customer view across multiple systems and touchpoints, such as marketing and billing databases and better enabling a customer to make sales and marketing decisions; and

•	Our Direct Marketing Lists, which benefit from our DUNSRight Quality Process to enable our customers to create an accurate and comprehensive marketing campaign.

Internet Solutions

Our Internet business provides highly organized, efficient and easy-to-use products that address the online business information needs of professionals and small businesses, such as finding information on companies, customers and prospects, and researching how to start up and manage a business.

Internet Solutions represents the results of our Hoover’s business, including the First Research division of Hoover’s, and AllBusiness.com business. Internet Solutions accounted for 7%, 7% and 6% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion on trends in this customer solutions set.

Internet business growth will come from two sources—our existing Hoover’s business, which addresses the critical business information needs of sales professionals, and other Internet opportunities that target the needs of new professional segments and small businesses.

Hoover’s provides information on public and private companies, and their executives and industries, primarily to senior executives and sales professionals worldwide. The database includes industry and company briefs, information on competitors, corporate financials, executive contact information, current news and research and analysts reports. Hoover’s subscribers primarily access the data online via Hoover’s Online®.

First Research is a leading Internet provider of editorial-based industry insight, specifically tailored toward sales professionals. Through this acquisition, D&B has been able to enhance its Hoover’s solutions with deeper industry-specific content, providing sales professionals with higher quality data and more comprehensive insight.

AllBusiness.com is an online media and e-commerce company that leverages its proprietary publishing platform and a broad range of content to help users run their small businesses. AllBusiness.com operates one of the leading business information sites on the Internet. Its content helps professionals save time and money by addressing real-world business questions and presenting practical solutions.

Our Internet Solutions help customers convert prospects to clients faster by helping them answer questions such as:

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

Our principal Internet Solutions are:

•

Our subscription solutions delivered online through Hoover’s Online (such as “Researcher,” “Prospector,” “Relationship Manager,” “Executive,” and our new First Research industry data solution) and via electronic data feeds;

•	Our advertising and e-marketing solutions provided through www.hoovers.com, www.AllBusiness.com and related Internet sites; and

•	Licensing of Hoover’s proprietary content to third-party content providers.

Our Sales Force

We rely primarily on our sales force of approximately 2,100 team members worldwide to sell our customers solutions, of which approximately 1,500 were in our U.S. segment and 600 were in our International segment as of December 31, 2008. Our sales force includes relationship managers and solution specialists who sell to our large and middle market customers, teams of telesales people who sell to our small business customers and a team that sells to resellers of our solutions and our data.

Our global sales force is another source of competitive advantage, which allows us go to market across three key customer segments. First, large customers, which spend $1.0 million or more per year; second, middle market customers, which spend between $20,000 and $1.0 million per year; and third, small businesses, which spend less than $20,000 per year. To tap into additional growth opportunities across these three market segments, in July 2008 we announced plans to increase our global sales force by approximately 10 percent, almost all of which we completed in 2008, and our investment in global sales force expansion is ongoing.

Our Customers

We believe that different size customers have different needs and require different skill sets to service them. Accordingly, we have adopted a go-to-market sales strategy that focuses on distinct groups categorized internally as large customers, middle market customers and small business customers, as described above. Our principal customers within these groups are banks and other credit and financial institutions, manufacturers, wholesalers, insurance companies and telecommunication companies, as well as sales, marketing and business development professionals. None of our customers accounted for more than 1% of our 2008 total revenue or of the revenue of our U.S. or International segments. Accordingly, neither we nor either of our segments is dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on our consolidated annual results of operations or the annual results of either of our segments.

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

We also compete in the U.S. with a broad range of companies offering solutions similar to our Sales & Marketing Solutions and Supply Management business as well as our customers’ own purchasing departments. In our Sales & Marketing Solutions business, our direct competitors include companies such as Experian and infoGROUP (“infoUSA”).

In our Internet Solutions, Hoover’s competition varies based on the size of the customer and the level of spending available for services such as Hoover’s Online. On the high end of product pricing, Hoover’s Researcher, Hoover’s Prospector and Hoover’s Relationship Manager products compete with other business information providers such as infoUSA. On the lower end of product pricing, our Hoover’s Lite solution mainly competes with advertising-supported Internet sites and other free or low-priced information sources, such as Yahoo! Finance and MarketWatch, Inc.

Outside the U.S., the competitive environment varies by country. For example, in Europe, our direct competition is primarily local, such as Experian in the United Kingdom (“UK”) and Cerved in Italy. In addition, common links exist among some of these competitors through their membership in European information network alliances, such as BIGNet (Experian), and we believe that competitors may be pursuing the establishment of their own pan-European network through direct investment (e.g., Coface). However, we believe we offer superior solutions when compared to these networks because of our DUNSRight Quality Process. In addition, the Sales & Marketing Solutions landscape is both localized and fragmented throughout Europe, where numerous local players of varying size compete for business.

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

Our ability to continue to compete effectively will be based on a number of factors, including our ability to:

•	Communicate and demonstrate to our customers the value of our products and services based upon our proprietary DUNSRight Quality Process and, as a result, improve customer satisfaction;

•	Maintain and develop proprietary information and services such as analytics (e.g., scoring) and sources of data not publicly available;

•	Leverage our brand perception and the value of our D&B Worldwide Network;

•	Maintain those third party relationships on whom we rely for data and certain operational services; and

•	Attract and retain a high-performing workforce.

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

We own patents and patent applications both in the U.S. and in other selected countries of strategic importance to us. The patents and patent applications include claims which pertain to certain technologies which we have determined are proprietary and warrant patent protection. We believe that the protection of our innovative technology, especially technology pertaining to our proprietary DUNSRight Quality Process, through the filing of patent applications is a prudent business strategy and we will continue to seek to protect those assets for which we have expended substantial capital. Filing of these patent applications may or may not provide us with a dominant position in the fields of technology. However, these patent applications may provide us with legal defenses should subsequent patents in these fields be issued to third parties and later asserted against us. Where appropriate, we may also consider asserting or cross-licensing our patents.

Employees

As of December 31, 2008, we employed approximately 4,900 team members worldwide, of which approximately 3,100 were in our U.S. segment and Corporate and approximately 1,800 were in our International segment. We believe that we have good relations with our employees. There are no unions in our U.S. segment. Workers Councils and Trade Unions represent a portion of our employees in the European and Latin American operations of our International segment.

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

We make available free of charge on or through our Internet site (www.dnb.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish the material to, the SEC. The information on our Internet site, on our Hoover’s Internet site or on our related Internet sites is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

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

If one or more data providers were to withdraw their data, cease making it available, substantially increase the cost of their data, or not adhere to our data quality standards, our ability to provide solutions and services to our customers could be materially adversely impacted, which could materially impact our business and financial results. Similarly, if one of our outsource providers, including third parties with whom we have strategic relationships, were to experience financial or operational difficulties, their services to us would suffer or they may no longer be able to provide services to us at all, materially impacting our business and financial results. We cannot be certain that we could replace our large third-party vendors in a timely manner or on terms commercially reasonable to us. In addition, if we were to change a significant outsource provider, an existing provider makes significant changes to the way they conduct their operations, or we seek to in-house certain services performed today by third parties, we may experience unexpected disruptions to the provision of our solutions to our customers, which could have a material impact on our business and financial results.

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

In addition, business information solutions and services are becoming more readily available, principally due to the expansion of the Internet, greater availability of public data and the emergence of new providers of business information solutions and services. Large Internet search engine companies can provide low-cost alternatives to data gathering and change how our customers perform key activities such as marketing campaigns. Such companies, and other third parties which may not be readily apparent today, may become significant low-cost competitors and adversely impact the demand for our solutions and services.

Weak economic conditions also can result in customers seeking to utilize free or lower-cost information that is available from alternative sources such as the Internet and European Commission-sponsored projects like the European Business Register. Intense competition could harm us by causing, among other things, price reductions, reduced gross margins and loss of market share.

We are facing increased competition outside the U.S., and our competitors could develop an alternative to our D&B Worldwide Network, although we believe we offer superior solutions because of our DUNSRight Quality Process.

We are also facing increased competition from consumer credit companies that offer consumer information solutions to help their customers make credit decisions regarding small businesses. In addition, consumer information companies are seeking to expand their operations more broadly into aspects of the business information space. While their presence is currently small in the business information market, given the size of the consumer market in which they play, they have scale advantages in terms of scope of operations and size of relationship with customers, which they can potentially leverage to an advantage.

Our ability to continue to compete effectively will be based upon a number of factors, including our ability to:

•	Communicate and demonstrate to our customers the value of our products and services based upon our proprietary DUNSRight Quality Process and, as a result, improve customer satisfaction;

•	Maintain and develop proprietary information and services such as analytics (e.g., scoring), and sources of data not publicly available;

•	Demonstrate value through our decision-making tools and integration capabilities;

•	Leverage our brand perception and the value of our D&B Worldwide Network;

•	Continue to implement the Financial Flexibility component of our strategy and effectively reallocate our spending to activities that drive revenue growth;

•	Obtain and deliver reliable and high-quality business information through various media and distribution channels in formats tailored to customer requirements;

•	Adopt and maintain an effective information technology infrastructure to support product delivery as customer needs and preferences change and competitors offer more sophisticated products;

•	Attract and retain a high-performance workforce;

•	Enhance our existing services and introduce new services; and

•	Improve our International business model and data quality through the successful management in our International segment of the members of our D&B Worldwide Network.

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

We may be adversely affected by the current economic environment

As a result of the credit market crisis and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, our customers or vendors may experience problems with their earnings, cash flow, or both. This may cause our customers to delay, cancel or significantly decrease their purchases from us and we may experience delays in payment or their inability to pay amounts owed to us. In addition, our vendors may substantially increase their prices without notice. Any such change in the behavior of our customers or vendors may adversely affect our earnings and cash flow. If economic conditions in the United States and other key markets deteriorate further or do not show improvement, we may experience material adverse impacts to our business and operating results.

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

Our success depends in part on our ability to adapt our solutions to our customers’ preferences. Advances in information technology and uncertain or changing economic conditions are changing the way our customers use and purchase business information. As a result, our customers are demanding both lower prices and more features from our solutions, such as decision-making tools like credit scores and electronic delivery formats. If we do not successfully adapt our solutions to our customers’ preferences, our business and financial results would be materially adversely impacted. Specifically, for our larger customers, our continued success will be dependent on our ability to satisfy more of their needs by providing solutions beyond data, such as enhanced analytics and assisting with their data integration efforts. For our smaller customers, our success will depend in part on our ability to develop a strong value proposition, including simplifying our solutions and pricing offerings, to enhance our marketing efforts to these customers and to improve our service to them.

To address customer needs for pricing certainty and increased access to our solutions, we provide subscription pricing plans through our Preferred Pricing Agreement and our Preferred Pricing Agreement with DNBi. These subscription pricing plans provide expanded access to our Risk Management Solutions in a way that provides more certainty over related costs to the customer, which, in turn, generally results in customers increasing their spend on our solutions. These plans have been an important driver of our growth from inception in 2005 to date. Our success moving forward is dependent, in part, on the continued penetration of these offerings and the successful rollout of similar programs in various markets around the world. Similarly, our continued success is dependent on customers’ acceptance of our DNBi offering.

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

The D&B Worldwide Network is comprised of wholly-owned subsidiaries, joint ventures that we either control or hold a minority interest in, and third-party members who conduct business under the D&B brand name in local markets. While third-party member participation in the D&B Worldwide Network is controlled by commercial services agreements and the use of our trademarks is controlled by license agreements, we have no direct management control over these members beyond the terms of the agreements. As a result, actions or inactions taken by these third-party members may have a material impact on our business and financial results. For example, one or more third-party members may:

•	Provide a product or service that does not adhere to our data quality standards;

•	Fail to comply with D&B brand and communication standards;

•	Engage in illegal or unethical business practices;

•	Elect not to support new or revised products and services or other strategic initiatives; or

•	Fail to execute other data or distribution contract requirements.

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

Our operations depend on our ability, as well as that of third-party service providers to whom we have outsourced several critical functions, to protect data centers and related technology against damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), natural disasters, or other disasters. The on-line services we provide are dependent on links to telecommunications providers. In addition, we generate a significant amount of our revenue through telesales centers and Internet sites that we use in the acquisition of new customers, fulfillment of solutions and services and responding to customer inquiries. We may not have sufficient redundant operations or change management processes in connection with our introduction of new online products or services to prevent a loss or failure in all of these areas in a timely manner. Any damage to our data centers, failure of our telecommunications links or inability to access these telesales centers or Internet sites could cause interruptions in operations that adversely affect our ability to meet customers’ requirements and materially impact our business and financial results.

Our operations in the International segment are subject to various risks associated with operations in foreign countries, which could materially impact our business and financial results.

Our success depends in part on our various operations outside the United States. For the three years ended December 31, 2008, 2007 and 2006, our International segment accounted for 23%, 22% and 21% of total revenue, respectively. Our International business is subject to many challenges, the most significant being:

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

We may be unable to reduce our expense base through our Financial Flexibility, and the related reinvestments from savings from this program may not produce the level of desired revenue growth which would materially impact our business and financial results.

Successful execution of our strategy includes reducing our expense base through our Financial Flexibility initiatives, and reallocating our expense base reductions into initiatives to produce our desired revenue growth. The success of this program may be affected by:

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

Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000-square-foot property that we lease. This property also serves as the executive offices of our U.S. segment.

Our other properties are geographically distributed to meet sales and operating requirements worldwide. We generally consider these properties to be both suitable and adequate to meet current operating requirements. As of December 31, 2008, the most important of these other properties include the following sites:

•	A 178,000 square-foot leased office building in Center Valley, Pennsylvania, which houses various sales, finance, fulfillment and data acquisition personnel;

•

A 147,000 square-foot office building that we own in Parsippany, New Jersey, housing personnel from our U.S. sales, marketing and technology groups (approximately one-third of this building is leased to a third party);

•	A 78,000 square-foot leased office building in Austin, Texas, which houses a majority of our Hoover’s employees; and

•	A 79,060 square-foot leased space in Marlow, England, which houses our UK business, International technology and certain other international teams.

In addition to the above locations, we also conduct operations in other offices across the globe, most of which are leased.

Item 3.	Legal Proceedings

Information in response to this Item is included in Part II, Item 8. “Note 13. Contingencies” and is incorporated by reference into Part I of this Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 3,085 shareholders of record as of December 31, 2008.

The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown:

	2008		2007
	High	Low	High	Low
First Quarter	$93.94	$81.02	$91.51	$82.28
Second Quarter	$94.10	$80.44	$104.62	$89.69
Third Quarter	$98.78	$85.50	$106.63	$90.08
Fourth Quarter	$93.57	$64.40	$99.68	$86.26

We paid dividends of $65.6 million and $58.4 million during the years ended December 31, 2008 and 2007, respectively. We did not pay any dividends on our common stock during the year ended December 31, 2006. In January 2009, our Board of Directors approved the declaration of a $0.34 per share dividend for the first quarter of 2009. This cash dividend is payable March 20, 2009, to shareholders of record at the close of business on March 6, 2009.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2008 of shares of equity that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(Amounts in millions, except per share data)
October 1 - 31, 2008	0.5	$84.05	0.5	—	$—
November 1 - 30, 2008	—	$—	—	—	$—
December 1 - 31, 2008	0.1	$72.77	0.1	—	$—

	0.6	$82.57	0.6	1.8	$127.3

(a)	This repurchase program is utilized to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in August 2006 and expires in August 2010. The maximum number of shares authorized for repurchase under this program is 5.0 million shares, of which 3.2 million shares have been repurchased as of December 31, 2008.

(b)	During the three months ended December 31, 2008, we repurchased 0.6 million shares of common stock for $52.1 million related to a previously announced $400 million, two-year share repurchase program approved by our Board of Directors in December 2007. This program began in February 2008 and we anticipate that this program will be completed by February 2010.

FINANCIAL PERFORMANCE COMPARISON GRAPH*

SINCE DECEMBER 31, 2003

In accordance with SEC rules, the graph below compares the Company’s cumulative total shareholder return against the cumulative total return of the Standard & Poor’s 500 Stock Index and a published industry index starting on December 31, 2003. Our past performance may not be indicative of future performance.

As an industry index, the Company chose the S&P 500 Commercial & Professional Services Index, a subset of the S&P 500 Stock Index that includes companies that provide business-to-business services.

On December 1, 2008, we became listed within the S&P 500 Stock Index. Prior to such date, we were listed within the S&P Midcap 400 Index. Accordingly, and for comparative purposes to our prior year presentation, we have included in the following graph the performances of both the S&P Midcap 400 Index, S&P 400 Midcap Commercial and Professional Services Index, S&P 500 Commercial and Professional Services Index and the S&P 500 Stock Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG D&B, THE S&P MIDCAP 400 COMMERCIAL &

PROFESSIONAL SERVICES INDEX, THE S&P 500 COMMERCIAL &

PROFESSIONAL SERVICES INDEX, THE S&P MIDCAP 400 INDEX AND S&P 500 STOCK INDEX

*	Assumes $100 invested on December 31, 2003, and reinvestment of dividends.

Item 6.	Selected Financial Data

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in millions, except per share data)
Results of Operations:
Operating Revenues	$1,726.3	$1,599.2	$1,474.9	$1,380.0	$1,370.2
Costs and Expenses	1,256.6	1,173.6	1,081.2	1,015.4	1,054.1

Operating Income(1)	469.7	425.6	393.7	364.6	316.1
Non-Operating Income (Expense)—Net(2)	(30.8)	0.7	(13.3)	(9.7)	22.0

Income from Continuing Operations Before Provision for Income Taxes	438.9	426.3	380.4	354.9	338.1
Provision for Income Taxes(3)	128.0	135.8	142.1	133.1	128.2
Minority Interest Income (Expense)	(2.4)	0.9	—	—	—
Equity in Net Income (Loss) of Affiliates	1.0	1.3	0.4	0.7	—

Income from Continuing Operations	309.5	292.7	238.7	222.5	209.9
Income from Discontinued Operations, Net of Income Taxes	0.7	5.4	2.0	(1.3)	1.9
Gain on Disposal of Italian Real Estate Business, No Income Tax Impact	0.4	—	—	—	—

Income (Loss) from Discontinued Operations(4)	1.1	5.4	2.0	(1.3)	1.9

Net Income	$310.6	$298.1	$240.7	$221.2	$211.8

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$5.69	$5.03	$3.77	$3.33	$2.98
Income (Loss) from Discontinued Operations	0.02	0.09	0.04	(0.02)	0.03

Net Income	$5.71	$5.12	$3.81	$3.31	$3.01

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$5.58	$4.90	$3.67	$3.21	$2.87
Income (Loss) from Discontinued Operations	0.02	0.09	0.03	(0.02)	0.03

Net Income	$5.60	$4.99	$3.70	$3.19	$2.90

Other Data:
Weighted Average Number of Shares Outstanding—Basic	54.4	58.3	63.2	66.8	70.4
Weighted Average Number of Shares Outstanding—Diluted	55.5	59.8	65.1	69.4	73.1

Cash Dividends Paid per Common Share	$1.20	$1.00	$—	$—	$—
Cash Dividends Declared per Common Share	$0.90	$1.30	$—	$—	$—
Balance Sheet:
Total Assets	$1,586.0	$1,658.8	$1,360.1	$1,613.4	$1,635.5
Long-Term Debt	$904.3	$724.8	$458.9	$0.1	$300.0
Equity (Deficit)	$(856.2)	$(440.1)	$(399.1)	$77.6	$54.2

(1)	Non-core gain and (charges)(a) included in Operating Income:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Restructuring Charges	$31.4	$25.1	$25.5	$30.7	$32.0
Settlement of International Payroll Tax Matter Related to a Divested Entity	$—	$0.8	$—	$—	$—
Charge Related to a Dispute on the Sale of the Company’s French Business	$—	$—	$—	$0.4	$—

(a)	See Item 7. of this Annual Report on Form 10-K for definition of non-core gains and (charges).

(2)	Non-core gains and (charges)(a) included in Non-Operating Income (Expense)—Net:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Effect of Legacy Tax Matters	$(1.2)	$(1.6)	$—	$—	$—
Gain Associated with Huaxia/D&B China Joint Venture	$—	$(5.8)	$—	$—	$—
Gain Associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture	$(0.6)	$—	$—	$—	$—
Gain Associated with Tokyo Shoko Research/D&B Japan Joint Venture	$—	$(13.2)	$—	$—	$—
Net Gain (Loss) on the Sale of Other Investments	$—	$(0.9)	$—	$—	$—
Tax Reserve true-up for the Settlement of 2003 tax year, related to the “Amortization and Royalty Expense Deductions” transaction	$7.7	$—	$—	$—	$—
Settlement of Legacy Tax Matter Arbitration	$(8.1)	$—	$—	$—	$—
Gain on Sale of a 5% Investment in a South African Company	$—	$—	$—	$(3.5)	$—
Lower Costs Related to the Sale of Iberia (Spain and Portugal)	$—	$—	$—	$(0.8)	$—
Charge Related to a Dispute on the Sale of the Company’s French Business	$—	$—	$—	$3.7	$—
Gain on Sale of Nordic (Sweden, Denmark, Norway and Finland)	$—	$—	$—	$—	$(7.9)
Gain on Sale of India and Distribution Channels in Pakistan and the Middle East	$—	$—	$—	$—	$(3.8)
Gain on Sale of Germany, Austria, Switzerland, Poland, Hungary and Czech	$—	$—	$—	$—	$(5.6)
Gain on Sale of France	$—	$—	$—	$—	$(12.9)
(Impairment Charge) Gain on Sale of Iberia (Spain and Portugal)	$—	$—	$—	$—	$(0.1)

(a)	See Item 7. of this Annual Report on Form 10-K for definition of non-core gains and (charges).

(3)	Non-core gains and (charges)(a) included in Provision for Income Taxes:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Restructuring Charges	$(11.2)	$(9.4)	$(8.6)	$(8.1)	$(11.2)
Gain Associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture	$0.1	$—	$—	$—	$—
Effect of Legacy Tax Matters	$1.2	$1.6	$—	$—	$—
Gain Associated with Huaxia/D&B China Joint Venture	$—	$2.9	$—	$—	$—
Gain Associated with Tokyo Shoko Research/D&B Japan Joint Venture	$—	$8.3	$—	$—	$—
Settlement of International Payroll Tax Matter Related to a Divested Entity	$—	$(0.2)	$—	$—	$—
Settlement of Legacy Tax Matter Arbitration	$3.1	$—	$—	$—	$—
Net Gain (Loss) on the Sale of Other Investments	$—	$0.3	$—	$—	$—
Tax Reserve true-up for the Settlement of 1997-2002 tax years, primarily related to the “Amortization and Royalty Expense Deductions/Royalty Income 1997-2007” transaction	$—	$(31.2)	$—	$—	$—
Tax Reserve true-up for the Settlement of 2003 tax year, related to the “Amortization and Royalty Expense Deductions” transaction	$(15.4)	$—	$—	$—	$—
Favorable resolution of Global Tax Audits including the Liquidation of Dormant International Corporations and/or Divested Entities	$(22.7)	$—	$—	$—	$—
Interest on IRS Deposit	$(1.3)	$—	$—	$—	$—
Impact of Revaluing the Net Deferred Tax Assets in the UK as a Result of a UK Tax Law Change, Enacted in Q3 2007, Which Reduces the General UK Tax Rate From 30% to 28%	$—	$2.5	$—	$—	$—
Charge/Increase in Tax Legacy Reserve for “Royalty Expense Deductions 1993-1997”	$—	$—	$0.8	$—	$—
Tax Benefits Recognized upon the Liquidation of Dormant International Corporations	$—	$—	$—	$(16.3)	$—
Gain on Sale of a 5% Investment in a South African Company	$—	$—	$—	$1.5	$—
Charge Related to a Dispute on the Sale of the Company’s French Business	$—	$—	$—	$(1.5)	$—
Tax Charge Related to the Company’s Repatriation of Foreign Cash	$—	$—	$—	$9.3	$—
Charge/Increase in Tax Legacy Reserve for “Royalty Expense Deductions 1993-1997”	$—	$—	$—	$6.3	$—
Tax Legacy Refund for “Utilization of Capital Losses 1989-1990”	$—	$—	$—	$(0.9)	$—
Increase in Tax Legacy Reserve for “Utilization of Capital Losses 1989-1990”	$—	$—	$—	$—	$4.5
Gain on Sale of Nordic (Sweden, Denmark, Norway and Finland)	$—	$—	$—	$—	$(1.7)
Gain on Sale of India and Distribution Channels in Pakistan and the Middle East	$—	$—	$—	$—	$1.9
Gain on Sale of Germany, Austria, Switzerland, Poland, Hungary and Czech	$—	$—	$—	$—	$2.7
Gain on Sale of France	$—	$—	$—	$—	$7.3
(Impairment Charge) Gain on Sale of Iberia (Spain and Portugal)	$—	$—	$—	$—	$0.7

(a)	See Item 7. of this Annual Report on Form 10-K for definition of non-core gains and (charges).

(4)	On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations for all periods presented as set forth in this Annual Report on Form 10-K. Accordingly, we have recorded the resulting gain from the sale of $0.4 million (both pre-tax and after-tax) in the first quarter of 2008 in the consolidated statement of operations. As of December 31, 2008, we received approximately $9.0 million in cash.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations for all periods presented as set forth in this Annual Report on Form 10-K. Accordingly, we have recorded the resulting gain from the sale of $0.4 million (both pre-tax and after-tax) in the first quarter of 2008 in the consolidated statement of operations. As of December 31, 2008, we received approximately $9.0 million in cash.

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

From time-to-time we have and we may continue to further analyze core revenue growth before the effects of foreign exchange among two components, “organic core revenue growth” and “core revenue growth from acquisitions.” We analyze “organic core revenue growth” and “core revenue growth from acquisitions” because management believes this information provides insight into the underlying health of our business. Core revenue includes the revenue from acquired businesses from the date of acquisition.

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

In addition, we evaluate our U.S. Risk Management Solutions based on two metrics: (1) “subscription,” “non-subscription,” and (2) “DNBi” and “non-DNBi.” We define “subscription” as contracts that allow customers’ unlimited use within predefined ranges, subject to certain conditions. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year and “non-subscription” as all other revenue streams. We define “DNBi” as our interactive, customizable online application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis and “non-DNBi” as all other revenue streams. Management believes these measures provide further insight into our performance and growth of our U.S. Risk Management Solutions revenue.

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

We have historically managed and reported our operations under the following two segments:

•	United States (“U.S.”); and

•	International (which consists of operations in Europe, Canada, Asia Pacific and Latin America).

The financial statements of our subsidiaries outside the U.S. and Canada reflect a fiscal year ended November 30 to facilitate the timely reporting of our consolidated financial results and financial position.

We continue to manage our business through two segments. However, as of January 1, 2009, Canada has been moved out of our International segment and into our renamed “North America” segment (formerly our U.S. segment). Therefore, on January 1, 2009, we began managing our operations through two segments: North America

(which consists of the U.S. and Canada) and International (which consists of our operations in Europe, Asia Pacific and Latin America). We will report financial results in this new segment structure beginning with the results for the first quarter of 2009 and conform historical amounts to reflect the new segment structure.

Total revenue and core revenue were the same for the years ended December 31, 2008, 2007 and 2006. Therefore, our discussion of our results of operations for the years ended December 31, 2008, 2007 and 2006, references only our core revenue results.

The following table presents the contribution by segment of core revenue results.

	For the Years Ended December 31,
	2008	2007	2006
Revenue:
U.S.	77%	78%	79%
International	23%	22%	21%

On January 1, 2008, we began managing our Supply Management business as part of our Risk Management Solutions business. This is consistent with our overall strategy and also reflects customers’ needs to better understand the financial risk of their supply chain. As a result, the contributions of the Supply Management business are now reported as a part of Risk Management Solutions. We have reclassified our historical financial results set forth in Item 8. of this Annual Report on Form 10-K. Prior to January 1, 2008, we reported the results of our Supply Management business as its own solution set.

The following table presents the contribution by customer solution set to core revenue.

	For the Years Ended December 31,
	2008	2007	2006
Revenue by Customer Solution Set:
Risk Management Solutions	64%	64%	66%
Sales & Marketing Solutions	29%	29%	28%
Internet Solutions	7%	7%	6%

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

Risk Management Solutions

Our Traditional Risk Management Solutions generally consist of reports from our database used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Years Ended December 31,
	2008	2007	2006
Risk Management Solutions Revenue	75%	75%	75%
Core Revenue	48%	48%	50%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Years Ended December 31,
	2008	2007	2006
Risk Management Solutions Revenue	20%	20%	20%
Core Revenue	13%	13%	13%

Our Supply Management Solutions can help companies maximize revenue growth, contain costs and comply with external regulations. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Years Ended December 31,
	2008	2007	2006
Risk Management Solutions Revenue	5%	5%	5%
Core Revenue	3%	3%	3%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	For the Years Ended December 31,
	2008	2007	2006
Sales & Marketing Solutions Revenue	40%	42%	43%
Core Revenue	11%	12%	12%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	For the Years Ended December 31,
	2008	2007	2006
Sales & Marketing Solutions Revenue	60%	58%	57%
Core Revenue	18%	17%	16%

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

Pension and Postretirement Benefit Obligations

Through June 30, 2007, we previously offered to substantially all of our U.S. based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”). The defined benefit plan covers active and retired employees including retired individuals from spin-off companies (see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further discussion of spin-off companies). The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranges from 3% to 12.5% based on age and service. Amounts allocated under the plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. We also maintain supplemental and excess plans in the United States (the “U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 73% and 16% of our pension obligation, respectively, at December 31, 2008. Effective June 30, 2007, we amended the U.S. Qualified Plan and one of the U.S. Non-Qualified Plans, known as the U.S. Pension Benefit Equalization Plan (the “PBEP”). Any pension benefit that had been accrued through such date under the two plans was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan and the PBEP. Our employees in certain of our international operations are also provided retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

We also provide various health care and life insurance benefits for retirees. U.S. based employees, who retire with 10 years of vesting service after age 45, are eligible to receive benefits. Postretirement benefit costs and obligations are determined actuarially.

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” or “SFAS No. 87,” amended by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” or “SFAS No. 158,” our pension benefit obligations and the related effects on operations are calculated using actuarial assumptions and methodologies. Other postretirement benefits (i.e., health care) are accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or “SFAS No. 106,” amended by SFAS No. 158, and are also dependent on the application of our assumptions by outside actuaries. The key assumptions used in the measurement of the pension and postretirement obligations and net periodic pension and postretirement costs are:

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

We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement benefit costs. The factor with the most immediate impact on our consolidated financial statements is a change in the expected long-term rate of return on pension plan assets for the U.S. Qualified Plan. For 2009, we will continue to use an expected long-term rate of return of 8.25%. This assumption was 8.25% in each of the years for 2008, 2007 and 2006. The 8.25% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2008, the plan was 63% invested in publicly traded equity securities, 29% invested in debt securities and 8% invested in real estate investments. Due to recent significant declines in equity markets, our actual asset allocation of plan assets at December 31, 2008 differed slightly from the target allocation. Our policy is to bring the actual allocation in-line with the target allocation. Every one-quarter percentage-point increase or decrease in the long-term rate of return increases or reduces our annual operating income by approximately $3 million by increasing or reducing our net periodic pension income.

Changes in the discount rate, rate of compensation increase and cash balance accumulation/conversion rates also have an effect on our annual operating income. Based on the factors noted above, the discount rate is adjusted at each remeasurement date while other assumptions are reviewed annually. The discount rate used to determine pension cost for our U.S. pension plans was 6.37%, 5.84% and 5.50% for the years ended December 31, 2008, 2007 and 2006, respectively. For 2009, for all of our U.S. pension plans, we decreased the discount rate to 6.15% from 6.37%.

Differences between the assumptions stated above and actual experience could affect our pension and other postretirement benefit costs. When actual plan experience differs from the assumptions used, actuarial gains or losses arise which are accounted for in accordance with SFAS No. 87 and SFAS No. 106, as amended by SFAS No. 158. These gains and losses are aggregated and amortized generally over the average future service periods of employees to the extent that such gains or losses exceed a “corridor” as defined in SFAS No. 87. The purpose of the corridor is to reduce the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-plan basis. For all of our pension plans, total actuarial losses that have not been recognized in our pension costs as of December 31, 2008 and 2007 were $855.2 million and $378.8 million, respectively, of which $682.1 million and $220.1 million, respectively, were attributable to the U.S. Qualified Plan, $89.5 million and $77.4 million, respectively, were attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. See discussion in Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. We expect to recognize a portion of such losses in our 2009 net periodic pension cost of approximately $18.2 million, $4.8 million and $1.0 million, for the U.S. Qualified Plan, U.S. Non-Qualified Plans and non-U.S. plans, respectively, compared to $9.5 million, $4.6 million and $2.1 million, respectively, in 2008. The higher amortization of actuarial loss in 2009 of $8.7 million and $0.2 million related to the U.S. Qualified Plan and the U.S. Non-Qualified Plans, respectively, which will be included in our pension cost in 2009, is primarily due to significant asset loss during 2008 and lower discount rates applied to the pension plans at December 31, 2008.

Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. We recorded net pension periodic income for our pension plans of $3.7 million for the year ended December 31, 2008 and net pension cost of $10.7 million and $27.0 million for the years ended December 31, 2007 and 2006, respectively. A major component of the net periodic pension cost is the expected return on plan assets, which was $121.7 million, $117.1 million and $113.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. We recorded investment losses of $392.2 million for the year ended December 31, 2008 and investment gains of $105.7 million and $175.5 million for the years ended December 31, 2007 and 2006, respectively, in our pension plans, of which a loss of $348.1 million and gains of $91.2 million and $157.1 million, respectively, were attributable to the U.S. Qualified Plan and a loss of $44.1 million and gains of $14.6 million and $18.4 million, respectively, were attributable to the non-U.S. plans. At January 1, 2009, the market-related value of plan assets of our U.S. Qualified Plan and the non-U.S. plans was $1,309.6 million and $149.1 million, respectively, compared with the fair value of its plan assets of $953.3 million and $121.3 million, respectively.

Changes in the funded status of our pension plans could result in fluctuation in our shareholders’ equity. We adopted SFAS No. 158 as of December 31, 2006 and we are required to recognize the funded status of our benefit plans as a liability or an asset, on a plan-by-plan basis, with an offsetting adjustment to “Accumulated Other Comprehensive Income,” or “AOCI,” in shareholders’ equity, net of tax. Accordingly, the amounts recognized in equity represent unrecognized gains/losses and prior service costs. Subsequent to the adoption of SFAS No. 158, the previously unrecognized actuarial gains and losses and prior service costs included in shareholders’ equity would be amortized out of equity based on an actuarial calculation each period. Gains and losses and prior service costs that arise during the year will be recognized as a component of comprehensive income which is a component of AOCI. We recorded a net loss of $291.1 million and net income of $79.3 million in AOCI, net of applicable tax, in 2008 and 2007, respectively, related to the actuarial gain/loss and prior service cost arising during the period and the amortization of such items. The increased loss in 2008 was primarily due to the reduction of the funded status for our U.S. Qualified Plan from a surplus of $274.7 million at December 31, 2007 to a deficit of $155.5 million at December 31, 2008, driven by significant asset loss in 2008 and lower discount rate at December 31, 2008.

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

Revenue Recognition

Revenue is recognized when the following four conditions are met:

•	Persuasive evidence of an arrangement exists;

•	The contract fee is fixed and determinable;

•	Delivery or performance has occurred; and

•	Collectibility is reasonably assured.

If at the outset of an arrangement, we determine that collectibility is not reasonably assured, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes estimable, assuming all other revenue recognition criteria have been met.

Our Risk Management Solutions are generally sold under fixed price subscription contracts that allow those customers unlimited use within predefined ranges, subject to certain conditions. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year.

For arrangements that include an information file delivery with periodic updates to that information file over the contract term, the portion of the revenue related to updates expected to be delivered is deferred as a liability on the balance sheet and recognized as the updates are delivered, usually on a quarterly or monthly basis.

We also have monthly or annual contracts that enable a customer to purchase our information solutions during the period of contract at prices per an agreed price list, up to the contracted dollar limit. Revenue on these contracts is recognized as solutions are delivered to the customer, based on the per-solution price. Any additional solutions purchased over this limit may be subject to pricing variations, and revenue is recognized as the solutions are delivered. If customers do not use the full value of their contract and forfeit the unused portion, we recognize the forfeited amount as revenue at contract expiration.

Revenue related to services provided over the contract term, such as monitoring services, is recognized ratably over the contract period, which is typically one year.

For Sales & Marketing Solutions, we generally recognize revenue upon delivery of the information file to the customer. For arrangements that include periodic updates to that information file over the contract term, the portion of the revenue related to updates expected to be delivered is deferred as a liability on the balance sheet and recognized as the updates are delivered, usually on a quarterly or monthly basis. For subscription solutions that provide continuous access to our marketing information and business reference databases, as well as any access fees or hosting fees related to enabling customers’ access to our information, revenue is recognized ratably over the term of the contract, which is typically one year.

Our Internet Solutions consists of Hoover’s, Inc., which also includes Hoover’s First Research division and AllBusiness.com, Inc. Hoover’s and First Research provide subscription solutions that allow continuous access to our business information databases. Revenue is recognized ratably over the term of the contract, which is generally one year. Any additional solutions purchased are recognized upon delivery to the customer. AllBusiness.com provides online media and e-commerce products that provide advertisers the ability to target small business customers. Revenue is recognized as solutions are delivered to the customer over the contract period.

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

We have certain solution offerings that are sold as multi-element arrangements. The multiple elements may include information files, file updates for certain solutions, software, services, trademarks and/or other intangibles. For those arrangements that include multi-elements, we first determine whether each deliverable meets the separation criteria to qualify as a separate unit of accounting under Financial Statement Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or “EITF 00-21.” If the deliverable or a group of deliverables meets the separation criteria under EITF 00-21, we allocate the total arrangement consideration to each unit of accounting based upon the relative fair value of each unit of accounting. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.

After the arrangement consideration is allocated to each unit of accounting, we apply the appropriate revenue recognition method for each unit of accounting that meets the four conditions described above. All deliverables that do not meet the separation of accounting criteria under EITF 00-21 are combined into one unit of accounting, and the most appropriate revenue recognition method is applied.

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

Consolidated Revenue

The following table presents our revenue by segment:

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)
Revenue:
U.S.	$1,321.1	$1,248.3	$1,164.2
International	405.2	350.9	310.7

Core Revenue	$1,726.3	$1,599.2	$1,474.9

The following table presents our revenue by customer solution set:

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)
Revenue:
Risk Management Solutions	$1,111.0	$1,032.2	$974.0
Sales & Marketing Solutions	490.4	459.5	412.2
Internet Solutions	124.9	107.5	88.7

Core Revenue	$1,726.3	$1,599.2	$1,474.9

Year ended December 31, 2008 vs. Year ended December 31, 2007

Core revenue increased $127.1 million, or 8% (7% increase before the effect of foreign exchange), for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase was driven by an increase in total U.S. revenue of $72.8 million, or 6%, and an increase in total International revenue of $54.3 million, or 16% (12% increase before the effect of foreign exchange).

This $127.1 million increase is primarily attributed to:

•	Growth in each of our subscription plans for our Preferred Pricing Agreement and for our Preferred Pricing Agreement with DNBi from existing customers willing to increase the level of business they do with us, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, within pre-defined ranges, and generally customers commit to an increased level of spend from their historical levels;

•	Increased revenue as a result of our recent acquisitions and our Tokyo Shoko Research/D&B Japan Joint Venture in 2007 (our majority-owned joint venture in Japan); and

•	The positive impact of foreign exchange;

partially offset by:

•	Lower purchases of our legacy products.

Customer Solution Set

On a customer solution set basis, the $127.1 million increase in core revenue reflects:

•

A $78.8 million, or 8%, increase in Risk Management Solutions (7% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $34.0 million, or 5%, and growth in International of $44.8 million, or 16% (13% increase before the effect of foreign exchange);

•

A $30.9 million, or 7%, increase in Sales & Marketing Solutions (6% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $21.2 million, or 5%, and an increase in International of $9.7 million, or 14% (12% increase before the effect of foreign exchange); and

•

A $17.4 million, or 16%, increase in Internet Solutions (both before and after the effect of foreign exchange). The increase was driven by growth in the U.S. of $17.6 million, or 18% partially offset by a decrease in International of $0.2 million, or 3% (1% decrease before the effect of foreign exchange).

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

•

Increased revenue as a result of our acquisitions and our Huaxia/D&B China Joint Venture during the fourth quarter of 2007 (our majority-owned joint venture in China) and the acquisition of substantially all of the assets of n2 Check Limited (“n2 Check”) in the UK during the second quarter of 2007;

•	Continued growth in subscription revenue at Hoover’s; and

•	Higher levels of project-oriented business in our Sales & Marketing Solutions;

partially offset by:

•	Decreased usage in the UK market, primarily as a result of lower product usage from a key global customer.

Customer Solution Set

On a customer solution set basis, the $124.3 million increase in core revenue reflects:

•

A $58.2 million, or 6%, increase in Risk Management Solutions (4% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $33.2 million, or 5%, and growth in International of $25.0 million, or 10% (2% increase before the effect of foreign exchange);

•

A $47.3 million, or 12%, increase in Sales & Marketing Solutions (10% increase before the effect of foreign exchange). The increase was driven by growth in the U.S. of $33.7 million, or 10%, and an increase in International of $13.6 million, or 24% (16% increase before the effect of foreign exchange); and

•

An $18.8 million, or 21%, increase in Internet Solutions (both before and after the effect of foreign exchange). The increase was driven by growth in the U.S. of $17.2 million, or 21%, and growth in International of $1.6 million, or 29% (20% increase before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income:

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)
Operating Expenses	$480.7	$430.4	$410.9
Selling and Administrative Expenses	686.0	671.5	612.7
Depreciation and Amortization	58.5	46.6	32.1
Restructuring Charge	31.4	25.1	25.5

Operating Costs	$1,256.6	$1,173.6	$1,081.2

Operating Income	$469.7	$425.6	$393.7

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

Operating Expenses

Year ended December 31, 2008 vs. Year ended December 31, 2007

Operating expenses increased by $50.3 million, or 12%, for the year ended December 31, 2008 as compared to December 31, 2007. The increase was primarily due to the following:

•	Costs associated with investments in connection with our strategy, such as DNBi, our interactive, web-based subscription service, and investments to improve customer satisfaction levels;

•	Increased costs associated with our recent acquisitions and our Tokyo Shoko Research/D&B Japan Joint Venture (our majority-owned joint venture in Japan);

•	The impact of foreign exchange; and

•	Increased technology costs arising from obligations under our D&B Worldwide Network agreements;

partially offset by:

•	Lower costs as a result of our reengineering efforts.

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

Selling and Administrative Expenses

Year ended December 31, 2008 vs. Year ended December 31, 2007

Selling and administrative expenses increased $14.5 million, or 2%, for the year ended December 31, 2008 as compared to December 31, 2007. The increase was primarily due to the following:

•

Increased selling expenses primarily related to investments to enhance our strategic capabilities, such as with our recent acquisitions and our Tokyo Shoko Research/D&B Japan Joint Venture (our majority-owned Joint Venture in Japan); and

•	The impact of foreign exchange;

partially offset by:

•	Lower costs as a result of our reengineering efforts.

Year ended December 31, 2007 vs. Year ended December 31, 2006

Selling and administrative expenses increased $58.8 million, or 10%, for the year ended December 31, 2007 as compared to December 31, 2006. The increase was primarily due to the following:

•

Increased selling expenses primarily related to costs associated with investments to enhance our strategic capabilities, such as with our Huaxia/D&B China Joint Venture and our recent acquisitions; and

•	The impact of foreign exchange;

partially offset by:

•	Lower costs as a result of our reengineering efforts.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and 401(k) Plan

We had pension income of $3.7 million for the year ended December 31, 2008 and pension costs of $10.7 million and $27.0 million for the years ended December 31, 2007 and 2006, respectively, for our pension plans globally. The fluctuation in the pension cost was due to the following:

•

The discount rates applied to the pension plans were major factors in driving the pension costs to fluctuate from year-to-year. The higher the discount rate, the lower the pension cost. The discount rate used to measure the pension income/costs for our U.S. plans for the years ended December 31, 2008, 2007 and 2006 was 6.37%, 5.84% and 5.50%, respectively.

•

Actuarial loss amortization included in annual pension expense as required by SFAS No. 87 and the impact of the discount rates were also major factors in driving the pension costs to fluctuate from year-to-year. The higher the discount rate, the lower the pension cost. Actuarial loss amortization included in annual pension expense for all global plans was $16.2 million, $23.5 million and $31.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, of which $14.1 million, $19.7 million and $29.2 million were attributable to our U.S. plans for the years ended December 31, 2008, 2007 and 2006, respectively.

•

Higher pension income in 2008 was primarily due to a 53 basis points and 100 basis points increase in the discount rate applied to our U.S. plans and the major International plans, respectively, in 2008, as well as lower actuarial loss amortization included in 2008.

•	Lower pension costs in 2007 compared with 2006 was also largely due to the elimination of service costs as a result of the pension plan freeze in the U.S. effective June 30, 2007.

We expect that the net pension cost in 2009 will be approximately $6.4 million for all of our global pension plans. The increase in pension cost from 2008 to 2009 is primarily driven by higher actuarial loss amortization included in 2009 and a 22 basis points decrease in the discount rate applied to our U.S. plans at January 1, 2008.

We had postretirement benefit income of $4.2 million, $3.5 million and $3.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Higher postretirement benefit income in 2008 compared with 2007 and 2006 was primarily due to higher amortization actuarial gain driven by positive plan experience and changes in assumptions.

We expect postretirement benefit income will be approximately $0.6 million in 2009. The decrease in income from 2008 to 2009 was primarily due to the amortization of the prior service credit which is now fully amortized. This prior service was related to the 2003 plan amendment to limit our insurance premium contribution.

We had expense associated with our 401(k) Plan of $19.2 million, $12.0 million and $7.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in expense in 2008 and 2007 was due to the amendment of our matching policy in the 401(k) Plan effective July 1, 2007, to increase our match formula from 50% to 100% of a team member’s contributions and to increase the maximum match to seven percent (7%) from six percent (6%), of such team member’s eligible compensation, subject to certain 401(k) Plan limitations. See Note 18 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for changes to our 401(k) Plan.

We consider net pension income/cost and postretirement benefit income to be part of our compensation costs, and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs. See the discussion of “Our Critical Accounting Policies and Estimates—Pension and Postretirement Benefit Obligations,” above, and Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) “Share-Based Payments,” or “SFAS No. 123R,” which requires us to recognize stock-based compensation for our stock option programs and Employee Stock Purchase Plan or “ESPP.”

For the years ended December 31, 2008, 2007 and 2006, we recognized total stock-based compensation expense of $27.6 million, $25.9 million and $20.8 million, respectively.

For the years ended December 31, 2008, 2007 and 2006, we recognized expense associated with our stock option programs of $11.0 million, $11.9 million and $12.7 million, respectively. The decrease for the year ended December 31, 2008 was primarily due to fewer stock options outstanding when compared to the same period in

2007. The decrease for the year ended December 31, 2007 was primarily due to fewer unvested stock options outstanding expensed in 2007 partially offset by fewer forfeitures associated with fewer terminated employees in 2007 as compared to the same period in 2006.

For the years ended December 31, 2008, 2007 and 2006, we recognized expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards of $15.6 million, $13.1 million and $7.1 million (net of $0.5 million related to the accumulated effect of forfeiture assumptions), respectively. The increase for the year ended December 31, 2008 was primarily due to the addition of the 2008 annual grant and special grants in the fourth quarter of 2007. The increase for the year ended December 31, 2007 was primarily due to the addition of the 2007 annual grant, fewer forfeitures associated with fewer terminated employees in 2007 as compared to the same period in 2006 and a cumulative accounting adjustment included in the three months ended March 31, 2006 expense to reflect adjustments to previously recognized compensation expense for awards outstanding at the adoption date of SFAS No. 123R that we do not expect to vest.

We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Year ended December 31, 2008 vs. Year ended December 31, 2007

Depreciation and amortization increased $11.9 million, or 26%, for the year ended December 31, 2008 as compared to December 31, 2007. This increase was primarily driven by the increased capital costs for revenue generating investments to enhance our strategic capabilities (such as DNBi) and the amortization of acquired intangible assets resulting from our acquisitions and our majority-owned joint ventures.

Year ended December 31, 2007 vs. Year ended December 31, 2006

Depreciation and amortization increased $14.5 million, or 45%, for the year ended December 31, 2007 as compared to December 31, 2006. This increase was primarily driven by the increased capital costs in investments to enhance our strategic capabilities and amortization of acquired intangible assets resulting from our acquisitions and our majority-owned joint ventures.

Restructuring Charge

Restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” or “SFAS No. 146,” or SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” or “SFAS No. 112,” as appropriate. The curtailment gains were recorded in accordance with SFAS No. 106 and the curtailment charges were recorded in accordance with SFAS No. 87 and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

We account for one-time termination benefits, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income in accordance with SFAS No. 146, which addresses financial accounting and reporting for costs associated with restructuring activities. Under SFAS No. 146, we establish an estimated liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.

We record severance-related expenses once they are both probable and estimable in accordance with the provisions of SFAS No. 112 for severance costs provided under an ongoing benefit arrangement.

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an ongoing arrangement as described in SFAS No. 112. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we had to make estimates related to the expenses associated with the restructurings. These estimates may vary from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

During the year ended December 31, 2008, we recorded a $31.4 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $27.5 million in accordance with the provisions of SFAS No. 112 were recorded. Approximately 500 employees are impacted. Of these 500 employees, 245 employees have exited the Company and 255 employees will exit the Company primarily in the first quarter of 2009; and

•	Severance and termination costs of $3.0 million in accordance with the provisions of SFAS No. 146 were recorded. Approximately 40 employees were impacted.

During the year ended December 31, 2007, we recorded a $25.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $22.7 million in accordance with the provisions of SFAS No. 146 were recorded. Approximately 315 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.4 million.

During the year ended December 31, 2006, we recorded a $25.5 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges and gains included:

•	Severance and termination costs of $15.1 million in accordance with the provisions of SFAS No. 146 were recorded. Approximately 200 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $10.8 million.

Interest Income (Expense)—Net

The following table presents our “Interest Income (Expense)—Net”:

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)
Interest Income	$11.5	$7.3	$7.3
Interest Expense	(47.4)	(28.3)	(20.3)

Interest Income (Expense)—Net	$(35.9)	$(21.0)	$(13.0)

Interest income increased $4.2 million, or 57%, for the year ended December 31, 2008 as compared to December 31, 2007, primarily due to higher interest-bearing investments partially offset by lower interest rates. Interest income remained flat at $7.3 million for the years ended December 31, 2007 and 2006, primarily due to fewer interest-bearing investments during the year ended December 31, 2007 offset by higher interest rates during the year ended December 31, 2007.

Interest expense increased by $19.1 million, or 68%, for the year ended December 31, 2008 as compared to December 31, 2007, primarily attributable to higher amounts of debt outstanding, partially offset by lower interest rates. Interest expense increased by $8.0 million, or 39%, for the year ended December 31, 2007 as compared to December 31, 2006, primarily attributable to higher outstanding borrowings on our credit facility during the year ended December 31, 2007, partially offset by lower interest rates associated with our $300 million fixed-rate notes that we issued in March 2006 compared to higher interest rates associated with our $300 million fixed-rate notes that matured in March 2006 (see Note 6 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K).

Other Income (Expense)—Net

The following table presents the components of “Other Income (Expense)—Net”:

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)
Miscellaneous Other Income (Expense)—Net(a)	$4.1	$1.8	$(0.3)
Gain Associated with Huaxia/D&B China Joint Venture(b)	—	5.8	—
Settlement of Legacy Tax Matter Arbitration(c)	8.1	—	—
Legacy Tax Matter Related to the Settlement of 2003 Tax Year (d)	(7.7)	—	—
Gain associated with Tokyo Shoko Research/D&B Japan Joint Venture(e)	—	13.2	—
Gain associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture(f)	0.6	—	—
Gain on Sale of an Investment(g)	—	0.9	—

Other Income (Expense)—Net	$5.1	$21.7	$(0.3)

(a)	Miscellaneous Other Income (Expense)—Net increased for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to the positive impact of foreign exchange. Miscellaneous Other Income (Expense)—Net increased for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to Legacy Tax Matters. See Note 5 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information.

(b)	During the year ended December 31, 2007, we entered into an agreement with Huaxia International Credit Consulting Co. Limited and established a new joint venture to do business as Huaxia/D&B China. We recognized a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

(c)	During the year ended December 31, 2008, we recognized a gain on the receipt of an arbitration award related to a Legacy Tax Matter.

(d)	During the year ended December 31, 2008, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the expiration of the statute of limitations (see Provision for Income Taxes below).

(e)	During the year ended December 31, 2007, we entered into an agreement with Tokyo Shoko Research and established a new joint venture or “Tokyo Shoko Research/D&B Japan Joint Venture” to do business as Dun & Bradstreet TSR Ltd. We recognized a gain of $13.2 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

(f)	During the year ended December 31, 2008, we entered into an agreement with HC International Inc. and established two joint venture companies including Beijing D&B HuiCong Market Research Co., Ltd. and Beijing HuiCong Market Research Co. Ltd., in which D&B has a 60% and 30% ownership interest, respectively. The joint venture companies will begin business operations in the fiscal year 2009.

(g)	During the year ended December 31, 2007, we recorded a gain related to the sale of an investment in Australia.

Provision for Income Taxes

Effective Tax Rate for the Year Ended December 31, 2006	37.4%
Impact of the Release of Tax Reserves for Uncertain Tax Positions	(7.3)%
Impact of Tax Incurred in Connection with Huaxia/D&B China Joint Venture and Tokyo Shoko Research/D&B Joint Venture	1.1%
Impact of Revaluing the Net Deferred Tax Assets in the UK as a result of Change in UK Tax Law, enacted in the third quarter of 2007	0.6%
Other	0.1%

Effective Tax Rate for the Year Ended December 31, 2007	31.9%

Impact of the Release of Tax Reserves for Uncertain Tax Positions	3.2%
Impact of Tax Incurred in Connection with Huaxia/D&B China Joint Venture and Tokyo Shoko Research/D&B Joint Venture	(2.5)%
Impact of Liquidation of Dormant International Entities	(3.2)%
Other	(0.2)%

Effective Tax Rate for the Year Ended December 31, 2008	29.2%

Minority Interest Income (Expense)

For the year ended December 31, 2008, we recorded minority interest expense of $2.4 million. Minority interest expense primarily represents the minority owner’s share of the net income in our Huaxia/D&B China Joint Venture and Tokyo Shoko Research/D&B Japan Joint Venture for the year ended December 31, 2008. For the year ended December 31, 2007, we recorded minority interest income of $0.9 million. There was no minority interest income/expense for the year ended December 31, 2006.

Discontinued Operations

On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations for all periods presented as set forth in this Annual Report on Form 10-K. Accordingly, we have recorded the resulting gain from the sale of $0.4 million (both pre-tax and after-tax) in the first quarter of 2008 in the consolidated statement of operations. As of December 31, 2008, we received approximately $9.0 million in cash.

Earnings Per Share

We reported the following earnings per share (“EPS”):

	For Years Ended December 31,
	2008	2007	2006
Basic Earnings Per Share of Common Stock:
Continuing Operations	$5.69	$5.03	$3.77
Discontinued Operations	0.02	0.09	0.04

Basic Earnings Per Common Share of Stock	$5.71	$5.12	$3.81

Diluted Earnings Per Share of Common Stock:
Continuing Operations	$5.58	$4.90	$3.67
Discontinued Operations	0.02	0.09	0.03

Diluted Earnings Per Share of Common Stock	$5.60	$4.99	$3.70

For the year ended December 31, 2008, basic EPS increased 12% compared with the year ended December 31, 2007, primarily due to a 4% increase in net income due to increased operating performance, the favorable resolution of global tax audits including the liquidation of dormant International corporations and/or divested entities, settlement of a legacy tax matter arbitration, the release of reserves in 2008 for uncertain tax positions due to the expiration of a statute of limitations and a 7% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the year ended December 31, 2008, diluted EPS increased 12% compared with the year ended December 31, 2007, primarily due to a 4% increase in net income due to increased operating performance, the favorable resolution of global tax audits including the liquidation of dormant International corporations and/or divested entities, settlement of a legacy tax matter arbitration, the release of reserves in 2008 for uncertain tax positions due to the expiration of a statute of limitations and a 7% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases. For the year ended December 31, 2008, we repurchased 3.5 million shares of common stock for $299.5 million under our Board of Directors approved share repurchase programs. In addition, we repurchased 0.9 million shares of common stock for $82.4 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

For the year ended December 31, 2007, basic EPS increased 34% compared with the year ended December 31, 2006, due to a 24% increase in net income due to increased operating performance, a tax reserve true-up for the settlement of 1997-2002 tax years, primarily related to the “Amortization of Royalty Expense/Deductions/Royalty Income 1997-2002” transaction, gain associated with Huaxia/D&B China Joint Venture, gain associated with Tokyo Shoko Research/D&B Japan Joint Venture and an 8% reduction in the weighted average number of basic shares outstanding as a result of our share repurchase programs. For the year ended December 31, 2007, diluted EPS increased 35% compared with the year ended December 31, 2006, due to a 24% increase in net income due to increased operating performance, a tax reserve true-up for the settlement of 1997-2002 tax years, primarily related to the “Amortization of Royalty Expense/Deductions/Royalty Income 1997-2002” transaction, gain associated with Huaxia/D&B China Joint Venture, gain associated with Tokyo Shoko Research/D&B Japan Joint Venture and an 8% reduction in the weighted average number of diluted shares outstanding as a result of our share repurchase programs. For the year ended December 31, 2007, we repurchased 3.3 million shares of common stock for $298.2 million under our Board of Directors approved share repurchase programs. In addition, basic and diluted EPS were impacted by our repurchases of 1.2 million shares of common stock for $110.3 million under our Board of Directors approved share repurchase programs to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

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

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)
Non-Core gains and (charges) included in Consolidated Operating Costs:
Restructuring charges related to our Financial Flexibility Programs	$(31.4)	$(25.1)	$(25.5)
Settlement of International payroll tax matter related to a divested entity	$—	$(0.8)	$—

Non-Core gains and (charges) included in Other Income (Expense)—Net:
Effect of Legacy Tax Matters	$1.2	$1.6	$—
Gain associated with Huaxia/D&B China Joint Venture	$—	$5.8	$—
Gain associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture	$0.6	$—	$—
Gain associated with Tokyo Shoko Research/D&B Japan Joint Venture	$—	$13.2	$—
Net Gain (Loss) on the Sale of Other Investments	$—	$0.9	$—
Tax Reserve True-up for the Settlement of the 2003 tax year, primarily related to the “Amortization and Royalty Expense Deductions” transaction	$(7.7)	$—	$—
Settlement of Legacy Tax Matter Arbitration	$8.1	$—	$—

Non-Core gains and (charges) included in Provision for Income Taxes:
Tax Reserve True-up for the Settlement of 1997-2002 tax years, primarily related to the “Amortization of Royalty Expense/Deductions/Royalty Income 1997-2007” transaction	$—	$31.2	$—
Charge/Increase in Legacy Tax Reserve for “Royalty Expense Deductions 1993-1997”	$—	$—	$(0.8)
Net Gain (Loss) on the Sale of Other Investments	$—	$(0.3)	$—
Restructuring charges related to our Financial Flexibility Programs	$11.2	$9.4	$8.6
Gain associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture	$(0.1)	$—	$—
Effect of Legacy Tax Matters	$(1.2)	$(1.6)	$—
Settlement of International payroll tax matter related to a divested entity	$—	$0.2	$—
Settlement of Legacy Tax Matter Arbitration	$(3.1)	$—	$—
Gain associated with Huaxia/D&B China Joint Venture	$—	$(2.9)	$—
Gain associated with Tokyo Shoko Research/D&B Japan Joint Venture	$—	$(8.3)	$—
Impact of revaluing the Net Deferred Tax Assets in the UK as a result of a UK tax law change, enacted in the third quarter of 2007, which reduces the general UK tax rate from 30% to 28%	$—	$(2.5)	$—
Tax Reserve True-up for the Settlement of the 2003 tax year, primarily related to the “Amortization and Royalty Expense Deductions” transaction	$15.4	$—	$—
Favorable Resolution of Global Tax Audits including the Liquidation of Dormant International Corporations and/or Divested Entities	$22.7	$—	$—
Interest on IRS Deposit	$1.3	$—	$—

Segment Results

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. Our results are reported under the following two segments: U.S. and International.

U.S.

The U.S. is our largest segment representing 77%, 78% and 79% of our core revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table presents our U.S. core revenue by customer solution set and U.S. operating income for the years ended December 31, 2008, 2007 and 2006.

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)
Revenue:
Risk Management Solutions	$792.4	$758.4	$725.2
Sales & Marketing Solutions	410.7	389.5	355.8
Internet Solutions	118.0	100.4	83.2

Core U.S. Revenue	$1,321.1	$1,248.3	$1,164.2

Operating Income	$496.5	$466.0	$425.8

Year ended December 31, 2008 vs. Year ended December 31, 2007

U.S. Overview

U.S. core revenue increased $72.8 million, or 6%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase reflects growth in all of our customer solution sets.

U.S. Customer Solution Sets

On a customer solution set basis, the $72.8 million increase in core revenue for the year ended December 31, 2008 as compared to the year ended December 31, 2007, reflects:

Risk Management Solutions

•	A $34.0 million, or 5%, increase in Risk Management Solutions.

For the year ended December 31, 2008, Traditional Risk Management Solutions, which accounted for 72% of total U.S. Risk Management Solutions, increased 4%. The primary drivers of this growth were:

•

Continued growth of our Preferred Pricing Agreement with DNBi subscription plans, from existing customers who are willing to increase the level of business they do with us, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, within pre-defined ranges, and generally customers commit to an increased level of spend from their historical levels;

partially offset by:

•	Lower purchases of our legacy products by our small customers.

For the year ended December 31, 2008, Value-Added Risk Management Solutions, which accounted for 21% of total U.S. Risk Management Solutions, increased 3%. The primary drivers of this growth were:

•	Higher purchases from existing customers of our value-added solutions including solutions enabled by our DNBi platform;

partially offset by:

•	A shift in product mix to our Preferred Pricing Agreement with DNBi subscription plans (as noted above).

For the year ended December 31, 2008, Supply Management Solutions, which accounted for 7% of total U.S. Risk Management Solutions, increased 11%, on a small base.

We believe that we will continue to experience a greater percentage of sales on new solutions where revenue will be recognized in subsequent quarters. As a result, we believe that quarterly revenue will continue to be positively impacted by the recognition of deferred revenue from prior quarter sales, offset by the deferral of revenue from current sales into subsequent periods.

Sales & Marketing Solutions

•	A $21.2 million, or 5%, increase in Sales & Marketing Solutions.

For the year ended December 31, 2008, Traditional Sales & Marketing Solutions, which accounted for 38% of total U.S. Sales & Marketing Solutions, increased 5%. The increase was primarily due to:

•	Existing customers increasing their annual sales commitment and changing the structure from monthly to upfront annually; and

•	Shift in timing of renewals (primarily from the first quarter of 2009);

partially offset by:

•	Lower purchases of our legacy products.

For the year ended December 31, 2008, Value-Added Sales & Marketing Solutions, which accounted for 62% of total U.S. Sales & Marketing Solutions, increased 6%. The increase was primarily due to:

•	Increased purchases from existing customers; and

•	Increased revenue associated with our acquisition of Purisma in the fourth quarter of 2007;

partially offset by:

•	A slow down in purchases in the fourth quarter of 2008 as a result of the weakening economy, pressure on customer budgets and our execution in the marketplace.

Internet Solutions

•

A $17.6 million, or 18%, increase in Internet Solutions. The increase was due to continued growth in subscription revenue in prior quarters and the AllBusiness.com acquisition in the fourth quarter of 2007.

U.S. Operating Income

U.S. operating income for the year ended December 31, 2008 was $496.5 million, compared to $466.0 million for the year ended December 31, 2007, an increase of $30.5 million, or 7%. The increase in operating income was primarily attributed to:

•	An increase in U.S. revenue;

partially offset by:

•	Increased costs associated with our acquisitions; and

•	Increased costs associated with investments to enhance our strategic capabilities.

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

U.S. Customer Solution Sets

On a customer solution set basis, the $84.1 million increase in core revenue for the year ended December 31, 2007 as compared to the year ended December 31, 2006, reflects:

Risk Management Solutions

•	A $33.2 million, or 5%, increase in Risk Management Solutions.

For the year ended December 31, 2007, Traditional Risk Management Solutions, which accounted for 73% of total U.S. Risk Management Solutions, increased 5%. The primary drivers of this growth were:

•

Continued growth of our Preferred Pricing Agreement with DNBi subscription plans from existing customers who are willing to increase the level of business they do with us, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, within pre-defined ranges, and generally customers commit to an increased level of spend from their historical levels; and

•	Higher purchase commitments from existing customers;

partially offset by:

•	A decrease in purchases of our older legacy solutions primarily due to our customers shifting to our subscription plan solutions; and

•	The expiration in April 2006 of our five-year licensing arrangement with Receivable Management Services, Inc.

For the year ended December 31, 2007, Value-Added Risk Management Solutions, which accounted for 21% of total U.S. Risk Management Solutions, increased 1%. The primary drivers of this growth were:

•	Higher purchases from our existing customers;

partially offset by:

•	A shift in product mix to our Preferred Pricing Agreement with DNBi subscription plans (as noted above); and

•	A decline in revenue as a result of the expiration in April 2006 of a five-year outsourcing arrangement entered into in connection with the five-year licensing arrangement referenced above.

For the year ended December 31, 2007, Supply Management Solutions, which accounted for 6% of total U.S. Risk Management Solutions, increased 15%, on a small base.

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

For the year ended December 31, 2007, Traditional Sales & Marketing Solutions, which accounted for 39% of total U.S. Sales & Marketing Solutions, increased 3%. The increase was primarily driven by higher commitments from our existing customers, new customer acquisitions and revenue associated with our acquisition of the Education Division of Automation Research, Inc. d/b/a MKTG Services.

For the year ended December 31, 2007, Value-Added Sales & Marketing Solutions, which accounted for 61% of total U.S. Sales & Marketing Solutions, increased 14%. The increase was primarily driven by higher purchases from our existing customers resulting from our global business marketing information database powered by Acxiom’s grid computing platform.

Internet Solutions

•

A $17.2 million, or 21%, increase in Internet Solutions, primarily representing the results of Hoover’s. The increase was driven by continued growth in subscription revenue at Hoover’s and our acquisitions of First Research and AllBusiness.com, Inc.

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

International

International represented 23%, 22% and 21% of our core revenue for the years ended December 31, 2008, 2007 and 2006, respectively. The following table presents our International revenue by customer solution set and International operating income.

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)
Revenue:
Risk Management Solutions	$318.6	$273.8	$248.8
Sales & Marketing Solutions	79.7	70.0	56.4
Internet Solutions	6.9	7.1	5.5

Core International Revenue	$405.2	$350.9	$310.7

Operating Income	$87.7	$69.0	$74.6

Year ended December 31, 2008 vs. Year ended December 31, 2007

International Overview

International core revenue increased $54.3 million, or 16% (12% increase before the effect of foreign exchange), for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007;

•	The positive impact of foreign exchange; and

•	Growth in our subscription plans in certain of our International markets for existing customers who are willing to increase the level of business they do with us.

International Customer Solution Sets

On a customer solution set basis, the $54.3 million increase in International core revenue for the year ended December 31, 2008, as compared to the year ended December 31, 2007, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $44.8 million, or 16% (13% increase before the effect of foreign exchange), reflecting:

For the year ended December 31, 2008, Traditional Risk Management Solutions, which accounted for 82% of International Risk Management Solutions, increased 19% (15% increase before the effect of foreign exchange). The increase in Traditional Risk Management Solutions is primarily due to:

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007;

•	The positive impact of foreign exchange;

•

Growth in our subscription plans in certain of our International markets for existing customers who are willing to increase the level of business they do with us, including customers who previously purchased value-added solutions; and

•	Growth from purchases from our D&B Worldwide Network for fulfillment services and product usage.

For the year ended December 31, 2008, Value-Added Risk Management Solutions, which accounted for 17% of International Risk Management Solutions, increased 8% (both before and after the effect of foreign exchange), primarily due to:

•	Higher project-oriented business in our UK market;

•	Price increases in our European markets in the second half of the 2008 fiscal year; and

•	Impact of recognition of deferred revenue from prior quarter sales in our Benelux market;

partially offset by:

•	A shift in product mix to our subscription plans (as noted above).

For the year ended December 31, 2008, Supply Management Solutions, which accounted for 1% of International Risk Management Solutions, decreased 17% (20% decrease before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	Sales & Marketing Solutions increased $9.7 million, or 14% (12% increase before the effect of foreign exchange), reflecting:

For the year ended December 31, 2008, Traditional Sales & Marketing Solutions, which accounted for 46% of International Sales & Marketing Solutions, decreased 8% (6% decrease before the effect of foreign exchange). This was primarily attributed to lower revenue in certain of our International markets, resulting from an increasingly competitive marketplace and economic pressures.

For the year ended December 31, 2008, Value-Added Sales & Marketing Solutions, which accounted for 54% of International Sales & Marketing Solutions, increased 43% (37% increase before the effect of foreign exchange). The increase was primarily due to:

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture in the fourth quarter of 2007;

•	The positive impact of foreign exchange; and

•	Price increases in our European markets in the second half of the 2008 fiscal year.

Internet Solutions

•	A decrease in Internet Solutions of $0.2 million, or 3% (1% decrease before the effect of foreign exchange), on a small base.

Operating Income

International operating income for the year ended December 31, 2008 was $87.7 million, compared to $69.0 million for the year ended December 31, 2007, an increase of $18.7 million, or 27%, primarily due to:

•	An increase in core revenue;

•	Lower costs as a result of our reengineering efforts; and

•	The impact of foreign exchange;

partially offset by:

•	Increased data acquisition costs and costs associated with our Tokyo Shoko Research/D&B Japan Joint Venture;

•	Investment in data purchases, new products, product enhancements and fulfillment services; and

•	Higher variable selling expenses related to increased revenue (i.e., commissions, bonus, etc.).

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

•

The establishment of our Huaxia/D&B China Joint Venture during the fourth quarter of 2007 and the acquisition of substantially all of the assets of n2 Check in the UK during the second quarter of 2007;

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

International Customer Solution Sets

On a customer solution set basis, the $40.2 million increase in International core revenue for the year ended December 31, 2007, as compared to the year ended December 31, 2006, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $25.0 million, or 10% (2% increase before the effect of foreign exchange), reflecting:

For the year ended December 31, 2007, Traditional Risk Management Solutions, which accounted for 80% of International Risk Management Solutions, increased 5% (3% decrease before the effect of foreign exchange). The increase in Traditional Risk Management Solutions is primarily due to the positive impact of foreign exchange. Overall, Traditional Risk Management Solutions experienced:

•	Decreased usage in the UK market, primarily as a result of lower product usage from a key global customer;

partially offset by:

•	The establishment of our Huaxia/D&B China Joint Venture during the fourth quarter of 2007 and the acquisition of substantially all of the assets of n2 Check in the UK during the second quarter 2007;

•	Increased revenue from members of our D&B Worldwide Network attributable to royalty payments, fulfillment services and product usage;

•	The positive impact of the recognition of deferred revenue from prior quarter sales primarily in our Benelux market; and

•	Increased product usage in our Asia Pacific market.

For the year ended December 31, 2007, Value-Added Risk Management Solutions, which accounted for 18% of International Risk Management Solutions, increased 44% (34% increase before the effect of foreign exchange) driven mainly by higher-value project-oriented business in our UK and Benelux markets, plus increased royalty payments from our D&B Worldwide Network.

For the year ended December 31, 2007, Supply Management Solutions, which accounted for 2% of International Risk Management Solutions, increased 2% (7% decrease before the effect of foreign exchange) on a small base.

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

For the year ended December 31, 2007, Traditional Sales & Marketing Solutions, which accounted for 57% of International Sales & Marketing Solutions, increased 23% (14% increase before the effect of foreign exchange). The increase is primarily attributed to:

•	The positive impact of foreign exchange;

•	Increased revenue from higher levels of project-oriented business in most International markets; and

•	The establishment of our Huaxia/D&B China Joint Venture during the fourth quarter of 2007.

For the year ended December 31, 2007, Value-Added Sales & Marketing Solutions, which accounted for 43% of International Sales & Marketing Solutions, increased 25% (19% increase before the effect of foreign exchange). The increase is primarily attributed to:

•	Higher levels of project-oriented business in our Asia Pacific and Benelux markets; and

•	The positive impact of foreign exchange.

Internet Solutions

•	An increase in Internet Solutions of $1.6 million, or 29% (20% increase before the effect of foreign exchange), on a small base.

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

Interest Rate Risk Management

In December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $75 million, and designated these swaps as cash flow hedges against variability in cash flows related to our bank revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in accumulated other comprehensive income or “AOCI.” Approximately $0.6 million of net derivative losses associated with these swaps was included in AOCI at December 31, 2008.

In January 2008, we entered into interest rate derivative transactions with aggregate notional amounts of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the below referenced debt issuance. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in AOCI. In connection with the issuance of the senior notes with a face value of $400 million that mature on April 1, 2013 notes, bearing interest at an annual rate of 6.00%, payable semi-annually (the “2013 notes”), these interest rate derivative transactions were executed, resulting in a payment of $8.5 million at the date of termination. The payments are recorded in AOCI, and will be amortized over the life of the 2013 notes. In April 2008, we issued the 2013 notes.

In September 2005 and February 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the below referenced debt issuance. These transactions were accounted for as cash flow hedges, and as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in AOCI. In connection with the issuance of senior notes (the “2011 notes”), these interest rate derivative transactions were executed, resulting in proceeds of approximately $5.0 million at the date of termination. The proceeds are recorded in AOCI and will be amortized over the life of the 2011 notes.

At December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007, and then entered into a new $500 million, five-year bank revolving credit facility, which expires in April 2012. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. Borrowings under the $650 million credit facility are available at prevailing short-term interest rates. At December 31, 2008 and December 31, 2007, we had $203.4 million and $425.3 million of floating-rate debt outstanding under the facility, respectively.

A 100 basis point increase/decrease in the weighted average interest rate on our outstanding variable rate debt at December 31, 2008, would result in an incremental increase/decrease in annual interest expense of approximately $1 million.

Foreign Exchange Risk Management

We have numerous offices in countries outside the U.S. and conduct operations in various countries through minority equity investments and strategic relationships with local providers. Our International operations generated approximately 23% and 22% of our core revenue for the years ended December 31, 2008 and 2007, respectively. Approximately 37% and 35% of our assets as of December 31, 2008 and 2007, respectively, were located outside the U.S.

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

We use short-term, foreign exchange forward and option contracts to implement our hedging strategies. Typically, these contracts have maturities of twelve months or less. These contracts are denominated primarily in the British pound sterling, the Euro and Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions hedge are recorded in “Other Income (Expense)—Net” in our consolidated financial statements and are essentially offset by the gains and losses on the underlying foreign currency transactions.

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

At December 31, 2008, we did not have any option contracts outstanding. At December 31, 2007, there were $54.1 million in option contracts outstanding. At December 31, 2008 and 2007, we had a notional amount of approximately $254.5 million and $185.4 million, respectively, of foreign exchange forward contracts outstanding that offset foreign currency denominated loans. Realized gains and losses associated with these contracts were $16.2 million and $41.8 million, respectively, at December 31, 2008; $0.4 million and $0.4 million, respectively, at December 31, 2007; and $0.4 million and $0.9 million, respectively, at December 31, 2006. Unrealized gains and losses associated with these contracts were $0.4 million and $2.8 million, respectively, at December 31, 2008; $0.4 million and $0.1 million, respectively, at December 31, 2007; and $0.4 million and $0.7 million, respectively, at December 31, 2006.

If exchange rates were to increase on average 10% from year-end levels, without the benefit of having hedging activities, the unrealized loss would be approximately $13 million. If exchange rates on average were to decrease 10% from year-end levels, without the benefit of having hedging activities, the unrealized gain would be approximately $10 million. However, the estimated potential gain and loss on these contracts is expected to be substantially offset by changes in the dollar value of the underlying transactions.

Liquidity and Financial Position

In connection with our focus on delivering Total Shareholder Return or “TSR,” we will remain disciplined in the use of our shareholders’ cash, maintaining three key priorities for the use of this cash:

•	First, making ongoing investments in the business to drive growth;

•	Second, investing in acquisitions that we believe will be value-accretive to enhance our capabilities and accelerate our growth; and

•	Third, continuing to return cash to shareholders.

We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (twelve months or less), including the cash cost of restructuring charges, transition costs, contractual obligations and contingencies (see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), excluding the legal matters identified in said note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on TSR. We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. Such borrowings would be supported by our credit facility, when needed.

The recent and unprecedented disruption in the current economic environment has had a significant adverse impact on a number of commercial and financial institutions. At this point in time, our liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future. Management will continue to closely monitor our liquidity, the credit markets and our financial counterparties. However, management cannot predict with any certainty the impact to us of any further disruption in the credit environment.

The following discussions are on a continuing operations basis and therefore exclude the results of the Italian real estate business. See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities was $433.9 million, $384.6 million and $290.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Year ended December 31, 2008 vs. Year ended December 31, 2007

Net cash provided by operating activities increased by $49.3 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily driven by:

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses;

•	A decrease in restructuring payments associated with our Financial Flexibility initiatives compared to the prior period; and

•	Increased collections;

partially offset by:

•	An increase in both tax payments and interest expense payments compared to prior period.

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

•

A decline in our other long-term assets primarily due to a deposit made to the IRS in 2006 to stop the accrual of statutory interest on potential tax deficiencies related to the legacy tax matters discussed in Note 13—Contingencies (Tax Matters) to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K, partially offset by higher 2007 pension income; and

•	Timing of payments of accounts payable and accrued liabilities (e.g., royalty, relocation, our D&B Worldwide Network and data related expenses);

partially offset by:

•	An increase in restructuring payments compared to the prior period.

Cash (Used in) Provided by Investing Activities from Continuing Operations

Net cash used in investing activities was $154.5 million and $216.4 million for the years ended December 31, 2008 and 2007, respectively. Net cash provided by investing activities was $48.1 million for the year ended December 31, 2006.

Year ended December 31, 2008 vs. Year ended December 31, 2007

Net cash used in investing activities was $154.5 million for the year ended December 31, 2008, as compared to cash used in investing activities of $216.4 million for the year ended December 31, 2007. The $61.9 million decrease primarily reflects the following activities:

•

During the year ended December 31, 2008, in connection with our initiatives to drive long-term growth, we spent $69.2 million on acquisitions/majority-owned joint ventures and other investments, net of cash acquired, as compared to $146.5 million, net of cash acquired, during the year ended December 31, 2007. See Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information;

•

A decrease in capital expenditures and additions to computer software and other intangibles, which was primarily used to fund software development, product and platform enhancements across all three of our solution sets. The decrease of $12.6 million for the year ended December 31, 2008 as compared to December 31, 2007 was primarily driven by a longer software product development cycle in 2008 versus 2007. The decrease in capital expenditures is related to approximately $6.1 million of furniture and equipment primarily related to our Center Valley, Pennsylvania facility, which was included in accounts payable on the accompanying consolidated balance sheet as of December 31, 2006, and was paid for in the year ended December 31, 2007; and

•	During the year ended December 31, 2008, we received approximately $9.0 million in cash from the sale of our Italian real estate business on December 27, 2007;

partially offset by:

•

Cash settlements of our foreign currency contracts for our hedged transactions resulted in cash outflows of $25.6 million for the year ended December 31, 2008 as compared to cash outflows of $0.3 million for the year ended December 31, 2007.

Year ended December 31, 2007 vs. Year ended December 31, 2006

Net cash used in investing activities was $216.4 million for the year ended December 31, 2007, as compared to cash provided by investing activities of $48.1 million for the year ended December 31, 2006. The $264.5 million decrease primarily reflects the following activities:

•

During the year ended December 31, 2007, in connection with our initiatives to drive long-term growth, we spent $146.5 million on acquisitions/majority-owned joint ventures and other investments, net of cash acquired, as compared to $9.6 million, net of cash acquired, during the year ended December 31, 2006. See Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information;

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

Cash Used in Financing Activities from Continuing Operations

Net cash used in financing activities was $242.5 million, $143.0 million and $431.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. As set forth below for all these years, these changes primarily relate to contractual obligations, payments of dividends, stock-based proceeds from stock option exercises, share repurchases and spin-off obligations.

Contractual Obligations

Debt

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011, bearing interest at a fixed annual rate of 5.50%, payable semi-annually (the “2011 notes”). The proceeds were used to repay our then existing $300 million senior notes bearing interest at a fixed annual rate of 6.625%, payable semi-annually, which matured in March 2006.

On September 30, 2005 and February 10, 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the issuance of the 2011 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2011 notes were recorded in AOCI. In connection with the issuance of the 2011 notes, these interest rate derivative transactions were executed, resulting in proceeds of approximately $5.0 million at the date of termination. The proceeds are recorded in AOCI and are being amortized over the life of the 2011 notes.

In April 2008, we issued 2013 notes with a face value of $400 million that mature on April 1, 2013, bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The proceeds from this issuance were used to repay indebtedness under our credit facility.

On January 30, 2008, we entered into interest rate derivative transactions with aggregate notional amounts of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in AOCI. In connection with the issuance of the 2013 notes, these interest rate derivative transactions were executed, resulting in a payment of $8.5 million at the date of termination. The payments are recorded in AOCI, and are being amortized over the life of the 2013 notes.

Credit Facility

At December 31, 2006, we had a $300 million bank revolving credit facility, which we terminated on April 19, 2007, and entered into a $500 million, five-year bank revolving credit facility.

At December 31, 2007, we had a $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. At December 31, 2008, we had $203.4 million of borrowings outstanding under the $650 million credit facility. At December 31, 2007, we had $425.3 million of borrowings outstanding under the $500 million credit facility. We borrowed under these facilities from time-to-time during the year ended December 31, 2008 to fund our share repurchases, acquisition strategy and working capital needs.

Dividends

The total amount of dividends paid during the years ended December 31, 2008 and 2007 was $65.6 million and $58.4 million, respectively. We did not pay any dividends on our common stock during the year ended December 31, 2006.

Stock-based Programs

For the year ended December 31, 2008, net proceeds from stock-based awards were $23.8 million compared to $31.3 million for the year ended December 31, 2007. The decrease was primarily attributed to a decrease in the volume of stock option exercises in 2008 as compared to the prior period.

For the year ended December 31, 2007, net proceeds from stock-based awards were $31.3 million compared to $50.5 million for the year ended December 31, 2006. The decrease was primarily attributed to a decrease in the volume of stock option exercises in 2007 as compared to the prior period.

Share Repurchases

During the year ended December 31, 2008, we repurchased 4.4 million shares of common stock for $381.9 million under our share repurchase programs. The share repurchases are comprised of the following programs:

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which commenced in February 2008. We repurchased 3.2 million shares of common stock for $272.7 million under this share repurchase program during the year ended December 31, 2008. We anticipate that this program will be completed by February 2010;

•

In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program, which commenced in July 2007. We repurchased 0.3 million shares of common stock for $26.8 million under this repurchase program during the year ended December 31, 2008. This program was completed in February 2008; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 0.9 million shares of common stock for $82.4 million under this program during the year ended December 31, 2008. This program expires in August 2010.

During the year ended December 31, 2007, we repurchased 4.5 million shares of common stock for $408.5 million under our share repurchase programs. The share repurchases are comprised of the following programs:

•

In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program, which began in July 2007 upon the completion of the then existing $200 million program. We purchased 1.9 million shares of common stock for $173.2 million under the new $200 million program during the year ended December 31, 2007. This program was completed in February 2008;

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

Spin-off Obligations

As part of our spin-off from Moody’s/The Dun & Bradstreet Corporation (“D&B2”) in 2000, Moody’s and D&B entered into a Tax Allocation Agreement dated as of September 30, 2000 (the “TAA”). During the years ended December 31, 2008 and 2007, we did not make a payment to Moody’s/D&B2 under the TAA.

We made payments of $20.9 million to Moody’s/D&B2 during the year ended December 31, 2006 under the TAA which was fully accrued as of December 31, 2005. See “Future Liquidity—Sources and Uses of Funds” for further details.

Future Liquidity—Sources and Uses of Funds

Contractual Cash Obligations

The following table quantifies, as of December 31, 2008, our contractual obligations that will require the use of cash in the future.

Contractual Obligations(a)	Total	2009	2010	2011	2012	2013	Thereafter	All Other
	(Amounts in millions)
Long-Term Debt(1)	$1,047.8	$42.5	$42.5	$328.7	$228.0	$406.1	$—	$—
Operating Leases(2)	$129.6	$28.8	$22.5	$19.8	$16.3	$12.0	$30.2	$—
Obligations to Outsourcers(3)	$366.0	$123.1	$100.6	$95.4	$45.8	$1.1	$—	$—
Pension and Other Postretirement Benefits Payments/Contributions(4)	$853.4	$35.0	$36.4	$39.4	$30.5	$29.4	$682.7	$—
Spin-off Obligation(5)	$21.2	$21.2	$—	$—	$—	$—	$—	$—
Unrecognized Tax Benefits(6)	$92.5	$—	$—	$—	$—	$—	$—	$92.5

(a)	Because their future cash flows are uncertain, noncurrent liabilities are excluded from the table.

(1)

Primarily represents our senior notes with a face value of $300 million that mature in March 2011, net of a $0.3 million discount, bearing interest at a fixed annual rate of 5.50%, payable semi-annually, borrowings outstanding under our bank credit facility at short-term interest rates and our senior notes with a face value of $400 million that mature in April 2013, bearing interest at a fixed annual rate of 6.00%, payable semi-annually. Amounts include the interest portion on future obligations. Interest rate on our senior notes is presented using the stated interest rate. Interest expense on our bank credit facility is estimated using the rate in effect as of December 31, 2008.

(2)	Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated or otherwise changed as the lease terms expire and as advancements in computer technology present opportunities to lower costs and improve performance.

(3)	In July 2002, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”) under a 10-year agreement, which we may terminate for a fee at any time and under certain other conditions. Under the terms of the agreement, CSC is responsible for the data center operations, technology help desk and network management functions in the U.S. and UK and for certain application development and maintenance through July 31, 2012. This agreement was amended in March 2008, which, among other things, increased certain of the services level agreements that CSC is required to provide under the Technology Services Agreement and added additional security services to be performed by CSC. The obligation under the contract is based on our historical and expected future level of usage and volume. If our future volume changes, payments under the contract could vary up or down based on specified formulas. Charges are subject to increases to partially offset inflation. We incurred costs of $77.6 million, $80.4 million, and $76.1 million under this contract for the years ended December 31, 2008, 2007 and 2006, respectively.

In December 2003, we signed a three-year agreement with ICT Group, Inc. (“ICT”), effective January 2004, to outsource certain marketing call center activities, which contains two renewal options for up to a one year period. The agreement was amended effective September 2007 to be extended through 2011. Under the terms of the agreement, ICT will be responsible for performing certain marketing and credit-calling activities previously performed by our own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year. We incurred costs of $3.2 million, $4.5 million and $4.1 million under this contract for the years ended December 31, 2008, 2007 and 2006, respectively.

In October 2004, we signed a seven-year outsourcing agreement with International Business Machines (“IBM”). Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery, customer service and financial processes to IBM. We may terminate this agreement for a fee at any time. We incurred costs of $30.1 million, $30.7 million and $25.5 million under this contract for the years ended December 31, 2008, 2007 and 2006, respectively.

In July 2006, we signed a four-year product and technology outsourcing agreement with Acxiom Corporation in order to significantly increase the speed, data processing capacity and matching capabilities we provide our U.S. sales and marketing customers. In November 2008, we extended the term of the outsourcing agreement through 2011. In addition, in November 2008 we also entered into an agreement that will expand our service capabilities, enhance customer experience and accelerate the migration of the remaining existing D&B fulfilled processes to Acxiom. We incurred fulfillment costs of $7.5 million, $6.6 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(4)	Represents projected contributions to our non-U.S. defined benefit plans as well as projected benefit payments related to our unfunded plans, including the U.S. Non-Qualified Plans and our postretirement benefit plan. We do not expect to make any contributions to our U.S. Qualified Plan. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of 2008 and include benefits attributable to estimated future employee service. A closed group approach is used in calculating the projected benefit payments, assuming only the participants who are currently in the valuation population are included in the projection and the projected benefits continue for up to approximately 99 years.

(5)	As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s/D&B2 and D&B entered into a TAA. Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2007, and made estimated tax deposits for 2008, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to tax years 2003 to 2008 of approximately $21.2 million in the aggregate for such years. We have paid over the years to Moody’s/D&B2 approximately $30.1 million under the TAA. We did not make any payments during the years ended December 31, 2008 and December 31, 2007. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of December 31, 2008, current and former employees of D&B held 0.3 million Moody’s stock options. These stock options had a weighted average exercise price of $10.96 and a remaining weighted average contractual life of one year. All of these stock options are currently exercisable. We and Moody’s are trying to amicably resolve this matter.

(6)	We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” or “FIN 48,” as of January 1, 2007. We have a total amount of unrecognized tax benefits of $108.6 million for the year ending December 31, 2008. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $92.5 million. As we can not make reliable estimates regarding the timing of the cash flows by period, we have included FIN 48 liabilities within the “All Other” column in the table above.

Capital Structure

Every year we examine our capital structure and review our plans. During 2009, in connection with our focus on TSR, we anticipate continued share repurchases and cash dividends.

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

The recent and unprecedented disruption in the current economic environment has had a significant adverse impact on a number of commercial and financial institutions. At this point in time, our liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future. Management will continue to closely monitor our liquidity, the credit markets and our financial counterparties. However, management cannot predict with any certainty the impact to us of any further disruption in the credit environment.

Share Repurchases and Dividends

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, our Board of Directors approved in August 2006, a four-year, five million share repurchase program. During the year ended December 31, 2008, we repurchased 0.9 million shares of common stock for $82.4 million under this program with 1.8 million shares remaining to be repurchased.

In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program which commenced in July 2007. During the year ended December 31, 2008, we repurchased 0.3 million shares of common stock of $26.8 million under this share repurchase program. This program was completed in February 2008. In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which commenced in February 2008. During the year ended December, 2008, we repurchased 3.2 million shares of common stock for $272.7 million under this program with $127.3 million remaining under this program. We anticipate that the $400 million repurchase program will be completed by February 2010.

In February 2009, our Board of Directors approved a new $200 million share repurchase program. This new program will begin at the completion of our existing $400 million, two-year share repurchase program. We are targeting our discretionary share repurchases of approximately $100 million to $150 million in 2009.

In January 2009, our Board of Directors approved the declaration of a dividend of $0.34 per share for the first quarter of 2009. This cash dividend will be payable on March 20, 2009 to shareholders of record at the close of business on March 6, 2009.

Potential Payments in Tax and Legal Matters

We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in these matters, where applicable, as described therein.

Pension Plan and Postretirement Benefit Plan Contribution Requirements

For financial statement reporting purposes, the funded status of our pension plans, as determined in accordance with GAAP, had a deficit of $155.5 million, $235.8 million and $45.9 million for the U.S. Qualified Plan, the U.S. Non-Qualified Plans and the non-U.S. plans at December 31, 2008, as compared to a surplus of $274.7 million for the U.S. Qualified Plan, a deficit of $217.1 million for the U.S. Non-Qualified Plans, and a deficit of $60.0 million for the non-U.S. plans at December 31, 2007. The deterioration in the funded status of the U.S. plans was primarily due to significant asset loss in 2008 and lower discount rate at December 31, 2008. The improvement in the funded status of the non-U.S. plans was primarily due to a lower projected benefit obligation at December 31, 2008, primarily driven by a higher discount rate and positive impact from change in foreign currency exchange rates, partially offset by higher asset loss in 2008. See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

During fiscal 2008, we were not required to make contributions to the U.S. Qualified Plan, the largest of our six plans, under funding regulations associated with the Pension Protection Act of 2006 (“PPA 2006”) as the plan was considered “fully funded” for the 2007 plan year. We do not expect to make any contributions to the U.S. Qualified Plan in fiscal 2009 for the 2008 plan year. In addition, we are not required to make quarterly contributions for the 2009 plan year. Final funding requirements for fiscal 2009 will be determined based on our January 2009 funding actuarial valuation.

We expect to continue to make cash contributions to our other pension plans during the year ended December 31, 2009. The expected 2009 contribution is approximately $25.3 million, compared to $23.0 million in 2008. In addition, we expect to make benefit payments related to our postretirement benefit plan of approximately $9.7 million during the year ended December 31, 2009, compared to $6.9 million during the year ended December 31, 2008. See the Contractual Cash Obligations table above for projected contributions and benefit payments beyond 2009.

In addition, we expect 2009 cash contributions to the 401(k) Plan to be in the range of approximately $7 million to $18 million compared to $19.2 million in 2008. See Note 18 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for changes to our 401(k) Plan.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. Additionally, we have not engaged in any significant related-party transactions.

Fair Value Measurements

As described in Note 7 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K, effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” or “SFAS No. 157,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and expands fair value measurement disclosures. However, we have deferred the application of SFAS No. 157 related to non-recurring non-financial assets and liabilities. As of December 31, 2008, we did not have any unobservable (Level 3) inputs in determining fair value.

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

•

The continued adherence by third-party members of our D&B Worldwide Network to our quality standards, our brand and communication standards and to the terms and conditions of our commercial services arrangements;

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

•

Our ability to successfully implement our growth strategy requires that we successfully reduce our expense base through our Financial Flexibility initiatives, and reallocate certain of the expense-base reductions into initiatives that produce desired revenue growth;

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management designed our internal control systems in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of The Dun & Bradstreet Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing on page 66. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 5, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” in 2007 and, as discussed in Notes 10 and 11, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and SFAS No. 123R, “Share-Based Payments”, in 2006.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 24, 2009

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions, except per share data)
Revenue	$1,726.3	$1,599.2	$1,474.9

Operating Expenses	480.7	430.4	410.9
Selling and Administrative Expenses	686.0	671.5	612.7
Depreciation and Amortization	58.5	46.6	32.1
Restructuring Charge	31.4	25.1	25.5

Operating Costs	1,256.6	1,173.6	1,081.2

Operating Income	469.7	425.6	393.7

Interest Income	11.5	7.3	7.3
Interest Expense	(47.4)	(28.3)	(20.3)
Other Income (Expense)—Net	5.1	21.7	(0.3)

Non-Operating Income (Expense)—Net	(30.8)	0.7	(13.3)

Income from Continuing Operations Before Provision for Income Taxes, Minority Interests and Equity in Net Income of Affiliates	438.9	426.3	380.4
Provision for Income Taxes	128.0	135.8	142.1
Minority Interest Income (Expense)	(2.4)	0.9	—
Equity in Net Income of Affiliates	1.0	1.3	0.4

Income from Continuing Operations	309.5	292.7	238.7

Income from Discontinued Operations, Net of Income Taxes	0.7	5.4	2.0
Gain on Disposal of Italian Real Estate Business, Net of Tax Impact	0.4	—	—

Income from Discontinued Operations, Net of Income Taxes	1.1	5.4	2.0

Net Income	$310.6	$298.1	$240.7

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$5.69	$5.03	$3.77
Income from Discontinued Operations	0.02	0.09	0.04

Net Income	$5.71	$5.12	$3.81

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$5.58	$4.90	$3.67
Income from Discontinued Operations	0.02	0.09	0.03

Net Income	$5.60	$4.99	$3.70

Weighted Average Number of Shares Outstanding—Basic	54.4	58.3	63.2
Weighted Average Number of Shares Outstanding—Diluted	55.5	59.8	65.1
Cash Dividend Paid Per Common Share	$1.20	$1.00	$—

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$164.2	$175.8
Accounts Receivable, Net of Allowance of $17.4 at December 31, 2008 and $19.0 at December 31, 2007	461.8	445.6
Other Receivables	11.4	9.9
Deferred Income Tax	29.9	18.5
Current Assets from Discontinued Operations Held for Sale	—	40.6
Other Current Assets	28.5	27.9

Total Current Assets	695.8	718.3

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $80.7 at December 31, 2008 and $141.6 at December 31, 2007	53.1	50.3
Prepaid Pension Costs	0.1	275.2
Computer Software, Net of Accumulated Amortization of $303.7 at December 31, 2008 and $334.5 at December 31, 2007	96.0	87.9
Goodwill	397.6	343.8
Deferred Income Tax	190.0	41.7
Deposit	—	16.8
Other Receivables	43.4	42.7
Other Intangibles (Note 15)	65.3	60.1
Other Non-Current Assets	44.7	22.0

Total Non-Current Assets	890.2	940.5

Total Assets	$1,586.0	$1,658.8

LIABILITIES
Current Liabilities
Accounts Payable	$63.0	$30.5
Accrued Payroll	115.1	125.5
Accrued Income Tax	29.8	14.4
Current Liabilities from Discontinued Operations Held for Sale	—	31.0
Short-Term Debt	0.5	—
Other Accrued and Current Liabilities (Note 15)	163.6	177.3
Deferred Revenue	536.5	531.3

Total Current Liabilities	908.5	910.0

Pension and Postretirement Benefits	504.8	350.5
Long-Term Debt	904.3	724.8
Liabilities for Unrecognized Tax Benefits	81.6	79.3
Other Non-Current Liabilities	37.4	30.7

Total Liabilities	2,436.6	2,095.3

Contingencies (Note 13)

Minority Interest Liability	5.6	3.6

Shareholders’ Equity (Deficit)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized—0.5 shares; outstanding—none	—	—
Preferred Stock, $0.01 par value per share, authorized—9.5 shares; outstanding—none	—	—
Series Common Stock, $0.01 par value per share, authorized—10.0 shares; outstanding—none	—	—
Common Stock, $0.01 par value per share, authorized—200.0 shares; issued—81.9 shares	0.8	0.8
Capital Surplus	206.1	196.4
Retained Earnings	1,582.8	1,320.7
Treasury Stock, at cost, 28.6 shares at December 31, 2008 and 25.1 shares at December 31, 2007	(1,924.4)	(1,603.8)
Accumulated Other Comprehensive Income (Loss)	(721.5)	(354.2)

Total Shareholders’ Equity (Deficit)	(856.2)	(440.1)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,586.0	$1,658.8

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$310.6	$298.1	$240.7
Less:
Gain from Sale of Discontinued Operations	0.4	—	—
Net Income from Discontinued Operations	0.7	5.4	2.0

Net Income from Continuing Operations	$309.5	$292.7	$238.7
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	58.5	46.6	32.1
Amortization of Unrecognized Pension Loss	7.7	15.9	—
Gain from Sales of Businesses	(1.3)	(19.9)	—
Income Tax Benefit from Stock-Based Awards	22.7	33.8	49.5
Excess Tax Benefit on Stock-Based Awards	(14.4)	(26.4)	(39.6)
Equity-Based Compensation	27.6	25.9	20.8
Restructuring Charge	31.4	25.1	25.5
Restructuring Payments	(14.5)	(31.2)	(21.1)
Deferred Income Taxes, Net	28.4	(38.7)	0.4
Accrued Income Taxes, Net	13.3	88.4	41.8
Changes in Current Assets and Liabilities:
Increase in Accounts Receivable	(36.4)	(30.0)	(43.3)
Net Decrease (Increase) in Other Current Assets	1.1	(4.1)	(1.8)
Increase in Deferred Revenue	24.6	44.3	44.1
Increase (Decrease) in Accounts Payable	35.2	(5.4)	(9.2)
Net (Decrease) Increase in Accrued Liabilities	(31.9)	16.1	8.3
Net Increase (Decrease) in Other Accrued and Current Liabilities	5.6	(0.1)	(3.6)
Changes in Non-Current Assets and Liabilities:
Net Increase in Other Long-Term Assets	(33.7)	(28.1)	(40.6)
Net Increase (Decrease) in Long-Term Liabilities	1.9	(16.2)	(11.9)
Net, Other Non-Cash Adjustments	(1.4)	(4.1)	0.7

Net Cash Provided by Operating Activities from Continuing Operations	433.9	384.6	290.8
Net Cash Provided by Operating Activities from Discontinued Operations	2.6	9.3	14.1

Net Cash Provided by Operating Activities	436.5	393.9	304.9

Cash Flows from Investing Activities:
Investments in Marketable Securities	—	—	(149.6)
Redemptions of Marketable Securities	—	—	259.0
Proceeds from Sales of Businesses, Net of Cash Divested	8.8	2.0	0.8
Payments for Acquisitions of Businesses, Net of Cash Acquired	(69.2)	(146.5)	(9.6)
Investment in Debt Security	(10.0)	—	—
Cash Settlements of Foreign Currency Contracts	(25.6)	(0.3)	(0.8)
Capital Expenditures	(11.8)	(13.7)	(11.6)
Additions to Computer Software and Other Intangibles	(47.7)	(58.4)	(40.6)
Net, Other	1.0	0.5	0.5

Net Cash (Used in) Provided by Investing Activities from Continuing Operations	(154.5)	(216.4)	48.1
Net Cash (Used in) Investing Activities from Discontinued Operations	(11.7)	(0.8)	(0.8)

Net Cash (Used in) Provided by Investing Activities	(166.2)	(217.2)	47.3

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(381.9)	(408.5)	(662.7)
Net Proceeds from Stock-Based Awards	23.8	31.3	50.5
Spin-off Obligation	—	—	(20.9)
Payment of Debt	—	—	(300.0)
Proceeds from Issuance of Long-Term Debt	400.0	—	299.2
Payment of Bond Issuance Costs	(3.0)	—	(2.2)
Payments of Dividends	(65.6)	(58.4)	—
Proceeds from Borrowings on Credit Facilities	779.6	750.7	385.2
Payments of Borrowings on Credit Facilities	(1,001.5)	(484.9)	(225.7)
Termination of Interest Rate Derivatives	(8.5)	—	5.0
Excess Tax Benefit on Stock-Based Awards	14.4	26.4	39.6
Net, Other	0.2	0.4	0.5

Net Cash Used in Financing Activities	(242.5)	(143.0)	(431.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(53.3)	17.6	22.4

(Decrease) Increase in Cash and Cash Equivalents	(25.5)	51.3	(56.9)
Cash and Cash Equivalents, Beginning of Period	189.7	138.4	195.3

Cash and Cash Equivalents, End of Period	$164.2	$189.7	$138.4
Cash and Cash Equivalents of Discontinued Operations, End of Period	—	13.9	10.7

Cash and Cash Equivalents of Continuing Operations, End of Period	$164.2	$175.8	$127.7

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Income Taxes, Net of Refunds	$63.6	$52.4	$50.5
Interest	$41.0	$27.9	$20.8

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Years Ended December 31, 2008, 2007 and 2006
						Accumulated Other Comprehensive Income (Loss)
	Common Stock ($0.01 Par Value)	Unearned Compensation Restricted Stock	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	SFAS 158/Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total Shareholders’ Equity (Deficit)	Comprehensive Income (Loss)
	(Dollar amounts in millions, except per share data)
Balance, January 1, 2006	0.8	(5.4)	183.8	891.5	(705.5)	(175.7)	(112.7)	0.8	77.6

Net Income				240.7					240.7	$240.7
Equity-Based Plans		5.4	3.0		102.3				110.7
Treasury Shares Acquired					(662.7)				(662.7)
SFAS 158 Initial Adoption Adjustment (Note 10)							(182.7)		(182.7)
Change in Cumulative Translation
Adjustment						22.2			22.2	22.2
Derivative Financial Instrument, net of tax of $1.2								2.1	2.1	2.1
Change in Minimum Pension Liability (Note 10) Adjustment							(7.0)		(7.0)	(7.0)

Total Comprehensive Income										$258.0

Balance, December 31, 2006	0.8	—	186.8	1,132.2	(1,265.9)	(153.5)	(302.4)	2.9	(399.1)

Net Income				298.1					298.1	$298.1
Equity-Based Plans			3.1		70.6				73.7
Treasury Shares Acquired					(408.5)				(408.5)
Pension Adjustments (Note 10)							79.3		79.3	79.3
Dividend Declared				(75.5)					(75.5)
FIN 48 Adoption				(34.1)					(34.1)
Adjustments to Legacy Tax Matters			6.5						6.5
Change in Cumulative Translation Adjustment						20.5			20.5	20.5
Derivative Financial Instrument, net of tax of $0.1								(1.0)	(1.0)	(1.0)

Total Comprehensive Income										$396.9

Balance, December 31, 2007	0.8	—	196.4	1,320.7	(1,603.8)	(133.0)	(223.1)	1.9	(440.1)

Net Income				310.6					310.6	$310.6
Equity-Based Plans			3.2		61.3				64.5
Treasury Shares Acquired					(381.9)				(381.9)
Pension Adjustments (Note 10)							(291.1)		(291.1)	(291.1)
Dividend Declared				(48.5)					(48.5)
Adjustments to Legacy Tax Matters			6.5						6.5
Change in Cumulative Translation
Adjustment						(70.8)			(70.8)	(70.8)
Derivative Financial Instrument, net of tax of $3.4								(5.4)	(5.4)	(5.4)

Total Comprehensive Income (Loss)										$(56.7)

Balance, December 31, 2008	$0.8	$—	$206.1	$1,582.8	$(1,924.4)	$(203.8)	$(514.2)	$(3.5)	$(856.2)

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Tabular dollar amounts in millions, except per share data)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for over 167 years. Our global commercial database contains more than 140 million business records. The database is enhanced by our proprietary DUNSRight® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

We provide solution sets that meet a diverse set of customer needs globally. Customers use our Risk Management Solutions™ to mitigate credit and supplier risk, increase cash flow and drive increased profitability; our Sales & Marketing Solutions™ to increase revenue from new and existing customers; and our Internet Solutions™ (formerly known as E-Business Solutions™) to convert prospects into clients faster by enabling business professionals to research companies, executives and industries.

On January 1, 2008, we began managing our Supply Management business as part of our Risk Management Solutions business. This is consistent with our overall strategy and also reflects customers’ needs to better understand the financial risk of their supply chain. As a result, the contributions of the Supply Management business are now reported as a part of Risk Management Solutions. We have reclassified our historical financial results set forth in Item 8. of this Annual Report on Form 10-K. Prior to January 1, 2008, we reported the results of our Supply Management business as its own solution set.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations for all periods presented as set forth in Item 8. of this Annual Report on Form 10-K. Accordingly, we have recorded the resulting gain from the sale of $0.4 million (both pre-tax and after-tax) in the first quarter of 2008 in the consolidated statement of operations. As of December 31, 2008, we received approximately $9.0 million in cash.

Significant Accounting Policies

Revenue Recognition. Revenue is recognized when the following four conditions are met:

•	Persuasive evidence of an arrangement exists;

•	The contract fee is fixed and determinable;

•	Delivery or performance has occurred; and

•	Collectibility is reasonably assured.

If at the outset of an arrangement, we determine that collectibility is not reasonably assured, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes estimable, assuming all other revenue recognition criteria have been met.

Our Risk Management Solutions are generally sold under fixed price subscription contracts that allow those customers unlimited use within predefined ranges, subject to certain conditions. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year.

For arrangements that include an information file delivery with periodic updates to that information file over the contract term, the portion of the revenue related to updates expected to be delivered is deferred as a liability on the balance sheet and recognized as the updates are delivered, usually on a quarterly or monthly basis.

We also have monthly or annual contracts that enable a customer to purchase our information solutions during the period of contract at prices per an agreed price list, up to the contracted dollar limit. Revenue on these contracts is recognized as solutions are delivered to the customer, based on the per-solution price. Any additional solutions purchased over this limit may be subject to pricing variations, and revenue is recognized as the solutions are delivered. If customers do not use the full value of their contract and forfeit the unused portion, we recognize the forfeited amount as revenue at contract expiration.

Revenue related to services provided over the contract term, such as monitoring services, is recognized ratably over the contract period, which is typically one year.

For Sales & Marketing Solutions, we generally recognize revenue upon delivery of the information file to the customer. For arrangements that include periodic updates to that information file over the contract term, the portion of the revenue related to updates expected to be delivered is deferred as a liability on the balance sheet and recognized as the updates are delivered, usually on a quarterly or monthly basis. For subscription solutions that provide continuous access to our marketing information and business reference databases, as well as any access fees or hosting fees related to enabling customers’ access to our information, revenue is recognized ratably over the term of the contract, which is typically one year.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Our Internet Solutions consists of Hoover’s, Inc., which also includes Hoover’s First Research division and AllBusiness.com, Inc. Hoover’s and First Research provide subscription solutions that allow continuous access to our business information databases. Revenue is recognized ratably over the term of the contract, which is generally one year. Any additional solutions purchased are recognized upon delivery to the customer. AllBusiness.com provides online media and e-commerce products that provide advertisers the ability to target small business customers. Revenue is recognized as solutions are delivered to the customer over the contract period.

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

We have certain solution offerings that are sold as multi-element arrangements. The multiple elements may include information files, file updates for certain solutions, software, services, trademarks and/or other intangibles. For those arrangements that include multi-elements, we first determine whether each deliverable meets the separation criteria to qualify as a separate unit of accounting under Financial Statement Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or “EITF 00-21.” If the deliverable or a group of deliverables meets the separation criteria under EITF 00-21, we allocate the total arrangement consideration to each unit of accounting based upon the relative fair value of each unit of accounting. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.

After the arrangement consideration is allocated to each unit of accounting, we apply the appropriate revenue recognition method for each unit of accounting that meets the four conditions described above. All deliverables that do not meet the separation of accounting criteria under EITF 00-21 are combined into one unit of accounting, and the most appropriate revenue recognition method is applied.

Sales Cancellations. In determining sales cancellation allowances, we analyze historical trends, customer-specific factors and current economic trends.

Restructuring Charges. Restructuring charges have been recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” or “SFAS No. 146,” or SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” or “SFAS No. 112,” as appropriate.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an ongoing benefit arrangement as described in SFAS No. 112. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we had to make estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

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

Income Taxes. Income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes,” or “SFAS No. 109,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income tax liabilities and assets are determined based on the differences between the financial statement and tax bases of particular liabilities and assets and net operating loss carryforwards, using tax rates in effect for the year in which the differences are expected to reverse. We establish valuation allowances for deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we have considered future taxable income and ongoing prudent and feasible tax planning strategies.

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

Property, Plant and Equipment. Property, plant and equipment are stated at cost, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated using the straight-line method. Buildings are depreciated over a period of 40 years. Equipment is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Property, plant and equipment depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $10.3 million, $10.6 million and $10.0 million, respectively.

Computer Software. We account for computer software used in our business in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, certain computer software costs related to software sold to customers are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Capitalized computer software costs are amortized over its estimated useful life, typically three to five years, and are reported at the lower of unamortized cost or net realizable value. We review the valuation of capitalized software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include significant changes in the manner of use of the assets or strategic decisions made relating to future plans for those assets, as well as consideration of future operating results, significant negative industry trends or economic trends. The computer software amortization expense for the years ended December 31, 2008, 2007 and 2006 was $38.9 million, $28.7 million and $18.7 million, respectively. As of December 31, 2008 and 2007, we acquired approximately $6.4 million and $3.1 million, respectively, of computer software, which was included in accounts payable on the accompanying consolidated balance sheet as of December 31, 2008 and 2007, respectively, and was therefore excluded from the consolidated statement of cash flows for the years ended December 31, 2008 and 2007, respectively.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

For indefinite-lived intangibles, other than goodwill, the estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets. An impairment is recognized if the carrying value exceeds the fair value. Based on our assessments, no impairment charges related to goodwill and indefinite-lived intangible assets have been recognized at December 31, 2008, 2007 and 2006.

Other intangibles, which primarily include customer lists, trademarks, patents and relationships, resulting from acquisitions are being amortized over one to eighteen years based on their estimated useful life using the straight-line method. Other intangibles amortization expense for the years ended December 31, 2008, 2007 and 2006 was $9.3 million, $7.3 million and $3.4 million, respectively.

Future amortization of acquired intangible assets as of December 31, 2008 is as follows:

Total	2009	2010	2011	2012	2013	Thereafter
$65.3	$9.6	$9.2	$9.1	$7.0	$6.3	$24.1

Foreign Currency Translation. For all operations outside the U.S. where we have designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For those countries where we designate the local currency as the functional currency, translation adjustments are accumulated in a separate component of shareholders’ equity. Transaction gains and losses are recognized in earnings in “Other Income (Expense)—Net.” Transaction gains were $3.9 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively, and transaction losses were $1.2 million for the year ended December 31, 2006.

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

Under the Modified Prospective method, compensation cost associated with the stock option programs recognized for the years ended December 31, 2008, 2007 and 2006 includes (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for stock options granted subsequent to January 1, 2006, based on the grant-date fair value under SFAS No. 123R. SFAS No. 123R also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reductions in expense as they occur. As a result, we have adjusted for this cumulative effect and recognized a pre-tax reduction in stock-based compensation of $0.5 million related to our restricted stock and restricted stock unit programs during the first quarter of 2006.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on the historical volatility rate of our common stock. The expected term is determined using the simplified method for estimating the expected option life, as prescribed under Staff Accounting Bulletin or (“SAB”) No. 107, “Share-Based Payments,” or “SAB No. 107,” as amended by Topic 14 (SAB 107 and SAB 110). The risk-free interest rate for the corresponding expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. We estimate the dividend yield assumption by dividing the anticipated annual dividend payment by the stock price on the grant date.

We estimate the amount of stock-based awards expected to be forfeited prior to vesting. For stock options granted prior to SFAS No. 123R, the compensation expense is recognized on a straight-line basis over the vesting period. For stock options granted after the adoption of SFAS No. 123R, the compensation expense is recognized on a straight-line basis over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved. If factors change, we may decide to use different assumptions under the Black-Scholes option valuation model and our forfeiture assumption in the future, which could materially affect our share-based compensation expense, operating income, net income and earnings per share.

Financial Instruments. We use financial instruments, including foreign exchange forward, option and swap contracts, to manage our exposure to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies our exposure to these risks with the intent to reduce the risk or costs to us.

We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We do not use derivatives for trading purposes or speculative purposes.

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

From time to time, we use interest rate swap agreements to hedge long-term fixed-rate debt. When executed, we designate the swaps as fair-value hedges and assess whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. We formally document all relationships between hedging instruments and hedged items, and we have documented policies for management of our exposures. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of interest expense. The effectiveness of hedge accounting is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively. See Note 7 to these consolidated financial statements included in this Annual Report on Form 10-K.

Also, from time to time, we use interest rate swap agreements to hedge our variable debt. During the year ended December 31, 2008, we executed an interest rate cash flow hedge in the form of an interest rate swap agreement in order to mitigate our exposure to variability in cash flows for future payments on a designated portion of our borrowings. We defer gains and losses on this derivative instrument in the accumulated other comprehensive income (loss) line of our consolidated balance sheet until the hedged transaction impacts our earnings. The effectiveness of hedge accounting is monitored on an ongoing basis, and any resulting ineffectiveness will be recorded as gains and losses in earnings in the respective measurement period. See Note 7 to these consolidated financial statements included in this Annual Report on Form 10-K.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Fair Value Measurements. Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which have been applied prospectively beginning January 1, 2008 for all financial assets and liabilities recognized in the consolidated financial statements at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. For all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis, we applied the provisions of Financial Accounting FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157,” or “FSP FAS 157-2” and delayed the effective date of SFAS No. 157 until January 1, 2009. Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. The measurement provisions of SFAS No. 157 will not be applied to measure these non-recurring non-financial assets and liabilities until January 1, 2009. We are currently assessing the potential impact of SFAS No. 157 for all non-recurring non-financial assets and liabilities included in our consolidated financial statements.

The estimated fair values of financial assets and liabilities, which are presented herein, have been determined by our management using available market information and appropriate valuation methodologies. However, judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts we could realize in a current market sale. See Note 7 to these consolidated financial statements included in this Annual Report on Form 10-K.

Note 2. Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” or “FSP FAS 132(R)-1,” which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and includes a technical amendment to SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88 and 106.” The disclosures required by FSP FAS 132(R)-1 are required for fiscal years ending after December 15, 2009. We are currently assessing the impact the adoption of FSP FAS 132(R)-1 will have, if any, on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” or “FSP FAS 140-4 and FIN 46(R)-8.” FSP FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” to require additional disclosures about transfers of financial assets. FSP FAS 140-4 and FIN 46(R)-8 also amends FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require additional disclosures regarding involvement in variable interest entities. The disclosures required by FSP FAS 140-4 and FIN 46(R)-8 are required for interim or fiscal years ending after December 15, 2008. Earlier application is permitted. We adopted FSP FAS 140-4 and FIN 46(R)-8, and the adoption did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” or “FSP FAS 157-3,” which clarifies the application of SFAS No. 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. FSP FAS 157-3 is effective immediately as of the date of issuance (October 19, 2008) and is applicable to prior periods for which financial statements have not been issued. Revisions to fair value estimates resulting from the adoption of FSP FAS 157-3 shall be accounted for as a change in accounting estimate under SFAS No. 154, “Accounting Changes and Error Corrections,” but the needed disclosures are not required. We adopted FSP FAS 157-3, and the adoption did not have a material impact on our consolidated financial statements.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for non-recurring non-financial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Non-financial assets and liabilities include, among others: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities. We applied the provisions of FSP FAS 157-2 and delayed the effective date of SFAS No. 157 for non-recurring non-financial assets and liabilities until January 1, 2009. We are currently assessing the impact the adoption of FSP FAS 157-2 for non-recurring non-financial assets and liabilities will have, if any, on our consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or “FSP FAS 142-3,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. GAAP principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The measurement provision of this standard will apply only to intangible assets acquired after the effective date. We will adopt FSP FAS 142-3 in the first quarter of 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of SFAS No. 133,” or “SFAS No. 161.” SFAS No. 161 requires disclosures of how and

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently assessing the impact the adoption of SFAS No. 161 will have, if any, on our consolidated financial statements. We will adopt SFAS No. 161 in the first quarter of 2009.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” or “SFAS No. 160.” SFAS No. 160 establishes accounting and reporting standards that require: the ownership interests in subsidiaries held by third parties other than the parent; the amount of consolidated net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS No. 160 also establishes disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; however application of SFAS No. 160’s disclosure and presentation is retroactive. Earlier adoption of SFAS No. 160 is prohibited. We will adopt SFAS No. 160 in the first quarter of 2009. We are currently assessing the impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

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

Note 3. Restructuring Charges

Financial Flexibility is an ongoing process by which we seek to reallocate our spending from low-growth or low-value activities to other activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. With each program, we have incurred restructuring

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

charges (which generally consist of employee severance and termination costs, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income). These charges are incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility initiatives.

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

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an ongoing benefit arrangement as described in SFAS No. 112. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we had to make estimates related to the expenses associated with the restructurings. These estimates may vary from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis, and if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

During the year ended December 31, 2008, we recorded a $31.4 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $27.5 million in accordance with the provisions of SFAS No. 112 were recorded. Approximately 500 employees are impacted. Of these 500 employees, 245 employees have exited the Company and 255 employees will exit the Company primarily in the first quarter of 2009; and

•	Severance and termination costs of $3.0 million in accordance with the provisions of SFAS No. 146 were recorded. Approximately 40 employees were impacted.

During the year ended December 31, 2007, we recorded a $25.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $22.7 million in accordance with the provisions of SFAS No. 146 were recorded. Approximately 315 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.4 million.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

During the year ended December 31, 2006, we recorded a $25.5 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges and gains included:

•	Severance and termination costs of $15.1 million in accordance with the provisions of SFAS No. 146 were recorded. Approximately 200 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $10.8 million.

The following table sets forth, in accordance with SFAS No. 112 and/or SFAS No. 146, the restructuring reserves and utilization related to our Financial Flexibility initiatives.

	Severance and Termination	Pension Plan/ Postretirement Curtailment Charges (Gains)	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of January 1, 2006	$7.8	$—	$1.3	$9.1
Charge Taken during the Year Ended December 31, 2006	15.1	(0.4)	10.8	25.5
Payments/Pension Plan and Postretirement Curtailment, Net during the Year Ended December 31, 2006	(15.5)	0.4	(5.8)	(20.9)

Balance Remaining as of December 31, 2006	7.4	—	6.3	13.7

Charge Taken during the Year Ended December 31, 2007	22.7	—	2.4	25.1
Payments during the Year Ended December 31, 2007	(23.9)	—	(8.5)	(32.4)

Balance Remaining as of December 31, 2007	6.2	—	0.2	6.4

Charge Taken during the Year Ended December 31, 2008	30.5	—	0.9	31.4
Payments during the Year Ended December 31, 2008	(15.0)	—	(0.9)	(15.9)

Balance Remaining as of December 31, 2008	$21.7	$—	$0.2	$21.9

Note 4. Acquisitions

Dun & Bradstreet Information Services India Private Limited

On November 25, 2008, we increased our indirect minority ownership interest stake in Dun & Bradstreet Information Services India Private Limited (“D&B India”) to a 53% direct majority ownership interest stake with cash on hand. D&B India is the premier provider of credit information and sales and marketing solutions in India. Our majority interest stake in D&B India will allow us to provide global customers with even higher levels of information and insight on India businesses. Prior to the transaction, D&B India was a wholly-owned subsidiary of Dun & Bradstreet South Asia Middle East Limited (“D&B SAME”), our existing Indian and Middle Eastern joint venture partner. D&B SAME remains a minority owner of D&B India. The D&B India results will be in our consolidated financial statements prospectively.

The transaction was valued at $49.3 million, inclusive of transaction costs of $2.6 million, recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $39.0 million and $7.8 million, respectively. The goodwill was assigned to our International reporting unit. The $7.8 million acquired intangible assets were assigned to customer relationships. The intangible assets, with useful lives from five to eighteen years, are being amortized over a weighted-average useful life of 17.1 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition.

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

HC International, Inc./D&B China Joint Venture

On November 28, 2008, we entered into an agreement with HC International Inc. to establish two joint venture companies to grow our market research business in China with cash on hand. HC International, Inc. is one of the leading e-commerce companies in China. The alliance with HC International, Inc. will leverage D&B’s strength and give D&B immediate scale to grow our market research business in China. Under the agreement, D&B and HC International Inc. established two joint venture companies including Beijing D&B HuiCong Market Research Co., Ltd. (“Sales JV”) and Beijing HuiCong Market Research Co. Ltd. (“Fulfillment JV”), in which D&B has a 60% and 30% ownership interest, respectively. The joint venture companies will begin business operations in fiscal 2009. The results of the Sales JV operations will be included in our consolidated financial statements prospectively. The investment in the Fulfillment JV is accounted for as an equity investment.

The transaction was accounted for under SFAS No. 141, EITF No. 01-2 “Interpretations of APB Opinion No. 29,” or “EITF No. 01-2,” and APB No. 29 “Accounting for Nonmonetary Transactions,” or “APB No. 29.” The transaction was valued at $6.4 million, inclusive of transaction costs of $1.3 million. Pursuant to EITF No. 01-2 and APB No. 29, we were required to recognize a gain of $0.6 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount. The purchase price was allocated to tangible assets and liabilities on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $5.7 million and $1.5 million, respectively. The goodwill was assigned to our International reporting unit. Of the $1.5 million acquired intangible assets, $1.2 million was assigned to customer relationships and $0.3 million was assigned to tradename. These intangible assets, with useful lives from one to seven and a half years, are being amortized over a weighted-average useful life of 4.2 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed and transaction costs in connection with the acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2008 is not material, and, as such, pro forma financial results have not been presented.

Visible Path

During the first quarter of 2008, we acquired substantially all of the assets and assumed certain liabilities related to Visible Path for $4.2 million with cash on hand. Visible Path is a web-based social networking service provider located in Foster City, California. We acquired the business in connection with the execution of our Internet strategy. The results of Visible Path have been included in our consolidated financial statements since the date of acquisition.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Tokyo Shoko Research/D&B Japan Joint Venture

During the fourth quarter of 2007, we entered into an agreement with our existing Japanese partner Tokyo Shoko Research (“TSR”) to establish a joint venture (“Tokyo Shoko Research/D&B Japan Joint Venture”) to do business as Dun & Bradstreet TSR Ltd. TSR is a leading provider of business information database on Japanese businesses. Under the agreement, each shareholder contributed its existing large customer business into the joint venture, and we have a 60% majority ownership interest. Additionally, we transferred our small customer business in Japan to TSR. The joint venture began business operations in fiscal 2008. The results of the joint venture operations have been included in our consolidated financial statements since the date of formation.

The transaction was accounted for under SFAS No. 141, EITF No. 01-2, and APB No. 29. The transaction was valued at $13.2 million, inclusive of transaction costs of $1.4 million. Pursuant to EITF No. 01-2 and APB No. 29, we were required to recognize a gain of $13.2 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount. The purchase price was allocated to tangible assets and liabilities on the basis of their respective fair values with the remaining purchase price recognized as goodwill and an intangible asset of $10.9 million and $12.4 million, respectively. The goodwill was assigned to our International reporting unit. The $12.4 million acquired intangible asset was assigned to customer relationships and amortized over its useful life of ten years. It was recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented. The purchase price is inclusive of $1.5 million of subsequent adjustments related to the fair value of unearned revenue on the acquisition date during the year ended December 31, 2008.

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

The transaction was valued at $58.2 million, inclusive of cash acquired of $1.8 million and transaction costs of $1.9 million, recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $44.8 million and $10.0 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $10.0 million of acquired intangible assets, $7.1 million was assigned to advertiser relationships, $1.3 million was assigned to technology, $0.9 million was assigned to trade name, $0.4 million was assigned to proprietary content, $0.2 million was assigned to contracts and $0.1 million was assigned to non-compete agreements. These intangible assets, with useful lives from two to ten years, are being amortized over a weighted-average useful life of 6.2 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented. The purchase price is inclusive of a $0.1 million deal cost adjustment during the year ended December 31, 2008.

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

The transaction was valued at $49.5 million, inclusive of cash acquired of $0.1 million and transaction costs of $1.5 million, recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $37.2 million and $10.8 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $10.8 million of acquired intangible assets, $9.6 million was assigned to technology, $0.6 million was assigned to customer relationships and $0.6 million was assigned to maintenance contracts. These intangible assets, with useful lives from two to nine years, are being amortized over a weighted-average useful life of 7.6 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented. The purchase price is inclusive of a $0.1 million deal cost adjustment during the year ended December 31, 2008.

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

The transaction was valued at $3.9 million, inclusive of transaction costs of $0.4 million and a working capital adjustment of $0.5 million, recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $1.3 million and $2.3 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $2.3 million of acquired intangible assets, $1.8 million was assigned to customer relationships, $0.3 million was assigned to technology and $0.2 million was assigned to database. These intangible assets, with useful lives from three to eight years, are being amortized over a weighted-average useful life of 7.3 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented. The purchase price is inclusive of a $0.3 million deal adjustment during the year ended December 31, 2008.

n2 Check Limited

During the second quarter of 2007, we acquired substantially all of the assets of n2 Check, a credit and risk management company based in Kent, UK for an upfront payment of $4.3 million with cash on hand and a potential earn-out of up to $4.0 million based on certain financial performance metrics for the twelve-month periods ending March 31, 2008 and 2009. During the third quarter of 2008, we paid an earn-out payment of $0.3 million. Prior to the acquisition, n2 Check was a provider of credit and risk management data to small and mid-size businesses in the UK. The results of n2 Check have been included in our consolidated financial statements since the date of acquisition.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The transaction was valued at $5.0 million, inclusive of transaction costs of $0.3 million, and the earn-out payment of $0.3 million (recorded in accordance with SFAS No. 141). The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $3.0 million and $3.3 million, respectively. The goodwill was assigned to our International reporting unit. Of the $3.3 million of acquired intangible assets, $1.6 million was assigned to customer relationships, $1.1 million was assigned to trade name and $0.6 million was assigned to technology. These intangible assets, with useful lives from five to fourteen years, are being amortized over a weighted-average useful life of 12.3 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

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

The transaction was valued at $27.0 million, inclusive of cash acquired of $0.7 million, a working capital adjustment of $0.2 million, transaction costs of $0.3 million and an earn-out payment of $4.0 million, of which $2.5 million was paid out in the first quarter of 2008 based on 2007 performance and $1.5 million was paid out in the second quarter of 2008 based on first half of 2008 performance (recorded in accordance with SFAS No. 141). The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $21.2 million and $6.3 million, respectively. The goodwill was assigned to our U.S. reporting unit. Of the $6.3 million of acquired intangible assets, $5.2 million was assigned to subscriber relationships, $1.0 million was assigned to proprietary products and $0.1 million was assigned to trade name. These acquired intangible assets, with useful lives of eighteen months to eight years, are being amortized over a weighted average useful life of 5.5 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

Huaxia/D&B China Joint Venture

During the first quarter of 2007, we entered into an agreement with Huaxia International Credit Consulting Co. Limited (“HICC”) and established a new joint venture or “Huaxia/D&B China Joint Venture” to do business as Huaxia/D&B China. HICC is a leading provider of business information and credit management services in China. Under the agreement, each shareholder contributed its existing business into the joint venture, and we have a 51% majority ownership interest. The results of the joint venture operations have been included in our consolidated financial statements since the date of formation.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The transaction was accounted for under SFAS No. 141, EITF No. 01-2, and Accounting APB No. 29. The transaction was valued at $9.3 million, inclusive of transaction costs of $2.4 million. Pursuant to EITF No. 01-2 and APB No. 29, we were required to recognize a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount. The purchase price was allocated to tangible assets and liabilities on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $7.3 million and $3.8 million, respectively. The goodwill was assigned to our International reporting unit. Of the $3.8 million of acquired intangible assets, $1.5 million was assigned to customer relationships, $0.6 million was assigned to trade name and $1.7 million was assigned to database. These acquired intangible assets, with useful lives of one to ten years, are being amortized over a weighted average useful life of 4.2 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. In connection with this transaction, we also entered into a guarantee agreement for $5.0 million with a related party who is a major shareholder of HICC and who serves as a guarantor. The guarantee provides that HICC and its related parties will perform their obligations in accordance with the terms of the joint venture. This guarantee is recorded as an intangible asset being amortized over an estimated useful life of ten years. The impact the transaction would have had on our results had the transaction occurred at the beginning of 2007 is not material, and, as such, pro forma financial results have not been presented.

Open Ratings, Inc.

During the first quarter of 2006, we acquired a 100% ownership interest in Open Ratings with cash on hand. Open Ratings is located in Waltham, Massachusetts. The results of Open Ratings’ operations have been included in our consolidated financial statements since the date of acquisition. Open Ratings was a provider of web-based supply risk management solutions to leading manufacturing companies. We believe that the addition of Open Ratings’ solutions to our Supply Management product suite provides our customers with a more comprehensive supply management solution.

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

Treatment of Goodwill

The acquisitions of n2 Check and MKTG Services were asset acquisitions and, as a result, the associated goodwill is deductible for tax purposes. The Purisma, AllBusiness.com, First Research and Open Ratings acquisitions were stock acquisitions, and as a result there is no goodwill deductible for tax purposes. Additionally, the goodwill associated with D&B India, HC International Inc./D&B Joint Venture, Huaxia/D&B China Joint Venture and Tokyo Shoko Research/D&B Japan Joint Venture is not deductible for tax purposes.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 5. Income Taxes

Income before provision for income taxes consisted of:

	For the Years Ended December 31,
	2008	2007	2006
U.S.	$345.8	$322.9	$316.8
Non-U.S.	93.1	103.4	63.6

Income Before Provision for Income Taxes, Minority Interests and Equity in Net Income of Affiliates	$438.9	$426.3	$380.4

The provision for income taxes consisted of:

	For the Years Ended December 31,
	2008	2007	2006
Current Tax Provision:
U.S. Federal	$87.5	$64.5	$69.8
State and Local	18.6	18.5	13.7
Non-U.S.	1.6	26.9	13.8

Total Current Tax Provision	107.7	109.9	97.3

Deferred Tax Provision:
U.S. Federal	15.8	18.2	31.3
State and Local	1.7	2.1	6.2
Non-U.S.	2.8	5.6	7.3

Total Deferred Tax Provision	20.3	25.9	44.8

Provision for Income Taxes	$128.0	$135.8	$142.1

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes.

	For the Years Ended December 31,
	2008	2007	2006
Statutory Tax Rate	35.0%	35.0%	35.0%
State and Local Taxes, net of U.S. Federal Tax Benefit	2.9	3.1	3.4
Non-U.S. Taxes	(1.2)	1.2	(1.6)
Valuation Allowance	(1.2)	(0.2)	0.5
Interest	0.7	0.8	0.3
Tax Credits and Deductions	(1.0)	(0.7)	(0.3)
Settlement of Foreign Audits(1)	(3.1)	—	—
Release of Tax Contingencies Related to Uncertain Tax Positions(2)	(3.0)	(7.2)	—
Other	0.1	(0.1)	0.1

Effective Tax Rate	29.2%	31.9%	37.4%

(1)	Favorable resolution of Global Tax Audits including the Liquidation of Dormant International Corporations and/or Divested Entities.
(2)	Tax reserve true-up for the Settlement of 2003 tax year, related to the “Amortization and Royalty Expense Deductions” transaction.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Income taxes paid were approximately $101.8 million, $74.4 million and $57.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Income taxes refunded were approximately $38.2 million, $22.0 million, and $7.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2008	2007
Deferred Tax Assets:
Operating Losses and Tax Credits	$54.9	$59.6
Fixed Assets	3.3	4.7
Restructuring Costs	8.6	4.5
Bad Debts	5.7	5.8
Accrued Expenses	22.8	17.7
Investments	11.6	16.1
Pension and Postretirement Benefits	316.5	128.2

Total Deferred Tax Assets	423.4	236.6
Valuation Allowance	(43.7)	(48.9)

Net Deferred Tax Assets	379.7	187.7

Deferred Tax Liabilities:
Pension and Postretirement Benefits	(122.6)	(96.4)
Intangibles	(48.0)	(33.1)
Other	(3.0)	(6.7)

Total Deferred Tax Liabilities	(173.6)	(136.2)

Net Deferred Tax Assets	$206.1	$51.5

We have not provided for U.S. deferred income taxes or foreign withholding taxes on $341.0 million of undistributed earnings of our non-U.S. subsidiaries as of December 31, 2008, since we intend to reinvest these earnings indefinitely. Additionally, we have not determined the tax liability if such earnings were remitted to the U.S., as the determination of such liability is not practicable. See Note 1 to these consolidated financial statements included in this Annual Report on Form 10-K for our significant accounting policy related to income taxes.

We have federal, state and local, and foreign tax loss carry forwards, the tax effect of which was $54.4 million as of December 31, 2008. Approximately $38.4 million of these tax benefits have an indefinite carry forward period. The remainder of $16.0 million expires at various times between 2009 and 2028.

We have established a valuation allowance against U.S. and non-U.S. net operating losses in the amount of $25.0 million, $31.2 million and $35.8 million for the years ended December 31, 2008, 2007, and 2006, respectively, that, in the opinion of our management, are more likely than not to expire before we can utilize them.

FIN 48

Effective January 1, 2007, we adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. We utilize a recognition threshold and

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, we recognized approximately $34.1 million (net of tax benefits) in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

For the year ended December 31, 2008, we decreased our unrecognized tax benefits by $23.2 million (net of increases). The decrease primarily relates to the favorable settlement of global tax audits including the liquidation of dormant International corporations and/or divested entities and the expiration of a statute of limitations.

The total amount of gross unrecognized tax benefits as of December 31, 2008 and 2007 are $108.6 million and $131.8 million, respectively. The following is a reconciliation of the gross unrecognized tax benefits.

Gross Unrecognized Tax Benefits as of January 1, 2007	$136.5
Additions for Prior Years’ Tax Positions	47.3
Additions for Current Years’ Tax Positions	15.4
Settlements with Taxing Authorities	(11.1)
Reduction Due to Expired Statute of Limitations	(56.3)

Gross Unrecognized Tax Benefits as of December 31, 2007	131.8
Additions for Prior Years’ Tax Positions	2.7
Additions for Current Years’ Tax Positions	16.6
Reduction in Prior Year Tax Positions	(26.5)
Reduction Due to Expired Statute of Limitations	(16.0)

Gross Unrecognized Tax Benefits as of December 31, 2008	$108.6

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $79.3 million, net of tax benefits. We do not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next twelve months.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the IRS for years prior to 2004. In state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2005. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2004.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the twelve-month period ended December 31, 2008 was $3.0 million, net of tax benefits, as compared to $3.6 million, net of tax benefits in the twelve-month periods ended December 31, 2007. The total amount of accrued interest as of December 31, 2008 was $7.2 million, net of tax benefits, as compared to $7.5 million, net of tax benefits, as of December 31, 2007.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 6. Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	December 31,
	2008	2007
Debt Maturing Within One Year:
Other	$0.5	$—

Total Debt Maturing Within One Year	$0.5	$—

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.3 million and $0.5 million discount as of December 31, 2008 and 2007, respectively)	$699.7	$299.5
Credit Facilities	203.4	425.3
Other	1.2	—

Total Debt Maturing After One Year	$904.3	$724.8

Fixed-Rate Notes

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below our A- credit rating on the date of issuance of the 2013 notes or subsequently upgraded. The maximum adjustment is 2.00% above the initial interest rate. As of December 31, 2008, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. The 2013 notes are recorded as “Long-Term Debt” in our audited consolidated balance sheet at December 31, 2008.

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

On January 30, 2008, we entered into interest rate derivative transactions with aggregate notional amounts of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in accumulated other comprehensive income or “AOCI.” In connection with the issuance of the 2013 notes, these interest rate derivative transactions were executed, resulting in a payment of $8.5 million on March 28, 2008, the date of termination. The payments are recorded in AOCI and will be amortized over the life of the 2013 notes.

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes, bearing interest at a fixed annual rate of 6.625% that matured on March 15, 2006. The 2011 notes of $299.7 million and $299.5 million, net of $0.3 million and $0.5 million remaining discounts, are recorded as “Long-Term Debt” in our audited consolidated balance sheets at December 31, 2008 and December 31, 2007, respectively.

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

On September 30, 2005 and February 10, 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the issuance of the 2011 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2011 notes were recorded in AOCI. In connection with the issuance of the 2011 notes, these interest rate derivative transactions were executed, resulting in proceeds of approximately $5.0 million at the date of termination. The proceeds are recorded in AOCI and are being amortized over the life of the 2011 notes.

Credit Facilities

At December 31, 2007, we had a $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. The facility requires the maintenance of interest coverage and total debt to earnings before income taxes, depreciation and amortization (“EBITDA”) ratios (defined in the credit agreement). We were in compliance with these covenants at December 31, 2008 and at December 31, 2007.

At December 31, 2008, we had $203.4 million of borrowings outstanding under the $650 million credit facility with a weighted average interest rate of 0.88%. At December 31, 2007, we had $425.3 million of borrowings outstanding under the $500 million credit facility with a weighted average interest rate of 5.0%. We borrowed under these facilities from time-to-time during the year ended December 31, 2008 to fund our share repurchases, acquisition strategy and working capital needs. The $650 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We have not borrowed under our commercial paper program as of December 31, 2008 and December 31, 2007.

In December 2008, we entered into interest rate swap agreements with notional principal amounts totaling $75 million, and designated these swaps as cash flow hedges against variability in cash flows related to our bank revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. Approximately $0.6 million of net derivative losses associated with these swaps was included in AOCI at December 31, 2008.

Other

At December 31, 2008 and December 31, 2007, certain of our International operations had non-committed lines of credit of $8.2 million and $7.7 million, respectively. There were no borrowings outstanding under these lines of credit at December 31, 2008 or December 31, 2007. These arrangements have no material commitment fees and no compensating balance requirements.

At December 31, 2008 and December 31, 2007, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $3.7 million and $5.6 million, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Interest paid on all debt totaled $41.0 million, $27.9 million and $20.8 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Note 7. Financial Instruments

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

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2008 and 2007, in our opinion, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at December 31, 2008 and 2007, because we sell to a large number of customers in different geographical locations.

Interest Rate Risk Management

Our objective in managing exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps.

In December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $75 million, and designated these swaps as cash flow hedges against variability in cash flows related to our bank revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. Approximately $0.6 million of net derivative losses associated with these swaps was included in AOCI at December 31, 2008.

In January 2008, we entered into interest rate derivative transactions with aggregate notional amounts of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the below referenced debt issuance. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in AOCI. In connection with the issuance of the senior notes with a face value of $400 million that mature on April 1, 2013, bearing interest at an annual rate of 6.00%, payable semi-annually, these interest rate derivative transactions were executed, resulting in a payment of $8.5 million at the date of termination. The payments are recorded in AOCI, and will be amortized over the life of the 2013 notes. In April 2008, we issued 2013 notes.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

In September 2005 and February 2006, we entered into interest rate derivative transactions with aggregate notional amounts of $200 million and $100 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the below referenced debt issuance. These transactions were accounted for as cash flow hedges, and as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in AOCI. In connection with the issuance of senior notes of $300 million (the “2011 notes”), these interest rate derivative transactions were executed, resulting in proceeds of approximately $5.0 million at the date of termination. The proceeds are recorded in AOCI and will be amortized over the life of the 2011 notes.

In connection with the $300 million, five-year, fixed-rate notes which matured in March 2006, we entered into fixed to floating (LIBOR rate indexed) interest rate swap agreements in the third quarter of 2001 with a notional principal amount totaling $100 million, and designated these swaps as fair-value hedges against the long-term, fixed-rate notes. The arrangement was considered a highly effective hedge, and therefore the accounting for these hedges has no impact on earnings. The changes in the fair value of the hedge and the designated portion of the notes were reflected in our consolidated balance sheets. In March 2006, we issued the 2011 notes, bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million notes, bearing interest at a fixed annual rate of 6.625%, which matured on March 15, 2006. The fixed to floating swap agreements also expired in March 2006 contemporaneous with the note repayment.

At December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007, and then entered into a new $500 million, five-year bank revolving credit facility, which expires in April 2012. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. Borrowings under the $650 million credit facility are available at prevailing short-term interest rates. At December 31, 2008 and December 31, 2007, we had $203.4 million and $425.3 million of floating-rate debt outstanding under the facility, respectively.

A 100 basis point increase/decrease in the weighted average interest rate on our outstanding variable rate debt at December 31, 2008 would result in an incremental increase/decrease in annual interest expense of approximately $1 million.

Foreign Exchange Risk Management

Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our International operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our International earnings and investments. We use short-term, foreign exchange forward and option contracts to implement our hedging strategies. Typically, these contracts have maturities of twelve months or less. These contracts are denominated primarily in the British pound sterling, the Euro or Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions hedge are recorded in “Other Income (Expense)—Net” in our consolidated financial statements and are essentially offset by the gains and losses on the underlying foreign currency transactions.

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

At December 31, 2008, we did not have any option contracts outstanding. At December 31, 2007, there were $54.1 million in option contracts outstanding. At December 31, 2008 and 2007, we had a notional amount of approximately $254.5 million and $185.4 million, respectively, of foreign exchange forward contracts outstanding that offset foreign currency denominated loans. Realized gains and losses associated with these contracts were $16.2 million and $41.8 million, respectively, at December 31, 2008; $0.4 million and $0.4 million, respectively, at December 31, 2007; and $0.4 million and $0.9 million, respectively, at December 31, 2006. Unrealized gains and losses associated with these contracts were $0.4 million and $2.8 million, respectively, at December 31, 2008; $0.4 million and $0.1 million, respectively, at December 31, 2007; and $0.4 million and $0.7 million, respectively at December 31, 2006.

Fair Value of Financial Instruments

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

We have an established and well-documented process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, we use quotes from independent pricing vendors based on recent trading activity and other relevant information including market interest rate curves and referenced credit spreads.

In addition to utilizing external valuations, we conduct our own internal assessment of the reasonableness of the external valuations by utilizing a variety of valuation techniques including Black-Scholes option pricing and discounted cash flow models that are consistently applied. Inputs to these models include observable market data such as yield curves, and foreign exchange rates where applicable. Our assessments are designed to identify prices that appear stale, those that have changed significantly from prior valuations and other anomalies that may indicate that a price may not be accurate. We also follow established routines for reviewing and reconfirming valuations with the pricing provider, if deemed appropriate. In addition, the pricing vendor has an established challenge process in place for all valuations, which facilitates identification and resolution of potentially erroneous prices. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, and our own creditworthiness

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

and constraints on liquidity. For non-active markets that do not have observable pricing or sufficient trading volumes, or for positions that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate will be used.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by SFAS No. 157, are as follows:

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

The following table summarizes fair value measurements by level at December 31, 2008 for assets measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Assets:
Cash and Cash Equivalents(1)	$110.7	$—	$—	$110.7
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$0.4	$—	$0.4

Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$2.8	$—	$2.8
Swap Arrangement(3)	$—	$0.7	$—	$0.7

(1)	Cash and cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less at the time of maturity.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)	Primarily represents our interest rate swap agreements.

At December 31, 2008 and 2007, our financial instruments included cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term borrowings and foreign exchange forward contracts.

At December 31, 2008 and 2007, the fair values of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair-value disclosures, determined based on third-party quotes from financial institutions, are as follows:

	December 31,
	2008		2007
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term Debt	$699.7	$687.3	$299.5	$307.1

Credit Facilities	$203.4	$211.7	$425.3	$413.7

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

See Note 18 to these consolidated financial statements included in this Annual Report on Form 10-K for changes to our Capital Stock.

Note 9. Reconciliation of Weighted Average Shares

	For the Years Ended December 31,
	2008	2007	2006
	(Share Data in millions)
Weighted Average Number of Shares Outstanding—Basic	54.4	58.3	63.2
Dilutive Effect of Our Stock Incentive Plans	1.1	1.5	1.9

Weighted Average Number of Shares Outstanding—Diluted	55.5	59.8	65.1

Stock-based awards to acquire 0.7 million, 0.4 million and 0.8 million shares of common stock were outstanding at December 31, 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years after the grant date.

Our share repurchases were as follows:

	For the Years Ended December 31,
	2008			2007			2006
Program	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
	(Share Data in millions)
Share Repurchase Programs	3.5	(a)(b)	$299.5	3.3	(b)(c)	$298.2	5.1	(c)(d)	$375.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan	0.9	(e)	82.4	1.2	(e)	110.3	3.8	(e)(f)	287.7

Total Repurchases	4.4		$381.9	4.5		$408.5	8.9		$662.7

(a)	In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program which commenced in February 2008. During the year ended December 31, 2008, we repurchased 3.2 million shares of common stock for $272.7 million under this share repurchase program. We anticipate that this program will be completed by February 2010.

(b)

In May 2007, our Board of Directors approved a new $200 million, one-year share repurchase program which commenced in July 2007. During the year ended December 31, 2008, we repurchased 0.3 million shares of

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

common stock for $26.8 million under this share repurchase program. During the year ended December 31, 2007, we repurchased 1.9 million shares of common stock for $173.2 million under this share repurchase program. This program was completed in February 2008.

(c)	In August 2006, our Board of Directors approved a $200 million, one-year share repurchase program which commenced in October 2006. During the year ended December 31, 2007, we repurchased 1.4 million shares of common stock for $125.0 million under this share repurchase program. During the year ended December 31, 2006, we repurchased 0.9 million shares of common stock for $75.0 million under this share repurchase program. This program was completed in July 2007.

(d)	In January 2006, our Board of Directors approved an additional $100 million to our then existing $400 million, two-year share repurchase program announced in February 2005. The program was completed in September 2006.

(e)	In August 2006, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and employee stock purchase plan (“ESPP”). During the year ended December 31, 2008, we repurchased 0.9 million shares of common stock for $82.4 million under this share repurchase program. During the year ended December 31, 2007, we repurchased 1.2 million shares of common stock for $110.3 million under this share repurchase program. During the year ended December 31, 2006, we repurchased 1.1 million shares of common stock for $87.9 million under this share repurchase program. This program expires in August 2010.

(f)	In July 2003, our Board of Directors approved a three-year, six million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This program was completed in August 2006.

Note 10. Pension and Postretirement Benefits

Through June 30, 2007, we offered substantially all of our U.S.-based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (the “U.S. Qualified Plan”). The defined benefit plan covers active and retired employees including retired individuals from spin-off companies (see Note 13 to these consolidated financial statements included in this Annual Report on Form 10-K for further discussion of spin-off companies). The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranges from 3% to 12.5%, based on age and service. Amounts allocated under the plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. We also maintain supplemental and excess plans in the United States (the “U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 73% and 16% of our pension obligation, respectively, at December 31, 2008. Our employees in certain of our international operations are also provided retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

In addition to providing pension benefits, we provide various health care and life insurance benefits for retired employees. U.S.-based employees, who retire with 10 years of vesting service after age 45, are eligible to receive benefits. Postretirement benefit costs and obligations are also determined actuarially.

Certain of our non-U.S. based employees receive postretirement benefits through government-sponsored or administered programs.

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

We use an annual measurement date of December 31 for our U.S. and Canada plans and November 30 (our International year-end excluding Canada) for other non-U.S. plans.

On December 31, 2006, we adopted SFAS No. 158 which requires the recognition of the underfunded or overfunded status of defined benefit postretirement plans (other than multi-employer plans) as an asset or a liability in the statement of financial position. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of AOCI in shareholders’ equity. Additional minimum pension liabilities and related intangible assets are derecognized upon adoption of the new standard. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position, with limited exceptions.

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

	Pension Plans		Postretirement Benefits
	2008	2007	2008	2007
Change in Benefit Obligations:
Benefit Obligation at January 1	$(1,591.4)	$(1,676.7)	$(84.3)	$(91.3)
Service Cost	(5.8)	(11.6)	(0.6)	(0.7)
Interest Cost	(95.1)	(91.3)	(4.6)	(4.8)
Benefits Paid	94.8	96.0	20.6	23.7
Direct Subsidies Received	—	—	(2.7)	(2.6)
Plan Amendment	—	(0.4)	—	—
Impact of Curtailment Gain	1.1	40.8	—	—
Settlement	—	2.8	—	—
Special Termination Benefit	(1.1)	—	—	—
Plan Participant Contributions	(0.6)	(0.8)	(11.0)	(7.7)
Actuarial Gain (Loss)	36.0	32.4	2.9	(0.7)
Assumption Change	(17.1)	39.2	0.5	(0.2)
Effect of Changes in Foreign Currency Exchange Rates	67.4	(21.8)	—	—

Benefit Obligation at December 31	$(1,511.8)	$(1,591.4)	$(79.2)	$(84.3)

Change in Plan Assets:
Fair Value of Plan Assets at January 1	$1,589.0	$1,534.7	$—	$—
Actual Return on Plan Assets	(392.2)	105.7	—	—
Employer Contributions	23.0	30.9	6.9	13.4
Direct Subsidies Received	—	—	2.7	2.6
Plan Participant Contributions	0.6	0.8	11.0	7.7
Benefits Paid	(94.8)	(96.0)	(20.6)	(23.7)
Settlement	—	(3.1)	—	—
Effect of Changes in Foreign Currency Exchange Rates	(51.0)	16.0	—	—

Fair Value of Plan Assets at December 31	$1,074.6	$1,589.0	$—	$—

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

	At December 31,
	2008	2007	2008	2007
Reconciliation of Funded Status to Total Amount Recognized:
Funded Status of Plan	$(437.2)	$(2.4)	$(79.2)	$(84.3)

Amounts Recognized in the Consolidated Balance Sheets:
Prepaid Pension Costs	$0.1	$275.2	$—	$—
Accrued Pension and Postretirement Benefits	(421.7)	(263.1)	(69.5)	(73.3)
Accrued Payroll	(15.6)	(14.5)	(9.7)	(11.0)

Net Amount Recognized	$(437.2)	$(2.4)	$(79.2)	$(84.3)

Accumulated Benefit Obligation	$1,485.2	$1,560.8	N/A	N/A

Amount Recognized in Accumulated Other Comprehensive Income Consists of:
Actuarial (Gain) Loss	$855.2	$378.8	$(28.4)	$(23.6)
Prior Service Cost (Credit)	7.9	8.8	(1.3)	(8.7)

Total Amount Recognized—Pretax	$863.1	$387.6	$(29.7)	$(32.3)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Amortization of Actuarial Gain (Loss), Before Taxes of $5.6 in 2008 and $7.5 in 2007	$(16.2)	$(23.5)	$1.9	$1.5
Amortization of Prior Service Credit (Cost), Before Taxes of $2.6 in 2008 and $(2.1) in 2007	$(0.9)	$(1.4)	$7.5	$7.5
Actuarial (Gain) Loss Arising During the Year, Before Taxes of $190.0 in 2008 and $34.7 in 2007	$492.6	$(101.5)	$(6.7)	$1.0
Prior Service Cost Arising During the Year, Before Taxes of $1.6 in 2007	$—	$(4.7)	$(0.1)	$—

Grantor Trusts are used to fund the U.S. Non-Qualified Plans. At December 31, 2008 and 2007, the balances in these trusts were $7.2 million and $8.0 million, respectively, included as components of “Other Non-Current Assets” in the consolidated balance sheets.

As of December 31, 2008 and 2007, our pension plans have an aggregate of $855.2 million and $378.8 million, respectively, of actuarial losses that have not yet been included in net periodic benefit cost. These losses represent the cumulative effect since the inception of SFAS No. 87 of demographic and investment experience, as well as assumption changes that have been made in measuring the plans’ liabilities. The deferred asset gain or loss is not yet reflected in the market-related value of plan assets are excluded in determining the loss amortization. At December 31, 2008 and 2007, our pension plans had approximately $384.1 million of deferred asset losses and $29.4 million of deferred asset gains which is excluded from determining the loss amortization. The remaining losses, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the inactive participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from 11 to 16 years for the U.S. plans and 8 to 37 years for the non-U.S. plans. For certain of our non-U.S. plans, almost all of the plan participants are inactive. In addition, the postretirement benefit plan had $28.4 million and $23.6 million of actuarial gains as of December 31, 2008 and 2007, respectively. It will be amortized into expense in the same manner as described above. The amortization period approximates 10 years.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Underfunded or Unfunded Accumulated Benefit Obligations

The following table sets forth for certain pension plans, our underfunded or unfunded accumulated benefit obligation (which is the fair value of the plan assets for certain pension plans with accumulated benefit obligations that are in excess of the plan assets) and the related projected benefit obligation (which is the fair value of the plan assets for certain pension plans with projected benefit obligations that are in excess of the plan assets):

	2008	2007
Accumulated Benefit Obligation	$1,467.9	$440.3
Fair Value of Plan Assets	1,056.3	191.0

Unfunded Accumulated Benefit Obligation	$411.6	$249.3

Projected Benefit Obligation	$1,493.3	$468.0

The underfunded or unfunded accumulated benefit obligations at December 31, 2008 consisted of $374.4 million and $37.2 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively. The 2008 increase was primarily driven by the reduction of the funded status for the U.S. Qualified Plan from a surplus at December 31, 2007 to a deficit at December 31, 2008 due to significant asset losses and a lower discount rate in 2008. The underfunded or unfunded accumulated benefit obligations at December 31, 2007 consisted of $205.9 million and $43.4 million related to our U.S. Non-Qualified Plans and non-U.S. defined benefit plans, respectively.

Net Periodic Pension Costs

The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Cost:
Service Cost	$5.8	$11.6	$19.0	$0.6	$0.7	$0.7
Interest Cost	95.1	91.3	87.7	4.6	4.8	5.1
Expected Return on Plan Assets	(121.7)	(117.1)	(113.5)	—	—	—
Amortization of Prior Service Cost (Credit)	0.9	1.4	2.3	(7.5)	(7.5)	(7.5)
Recognized Actuarial (Gain) Loss	16.2	23.5	31.5	(1.9)	(1.5)	(1.8)

Net Periodic (Income) Cost	$(3.7)	$10.7	$27.0	$(4.2)	$(3.5)	$(3.5)

Estimated 2009 Amortization from Accumulated Other Comprehensive Income
Actuarial Loss (Gain)	$24.0	N/A	N/A	$(2.0)	N/A	N/A
Prior Service Cost	0.8	N/A	N/A	(3.8)	N/A	N/A

Total	$24.8	N/A	N/A	$(5.8)	N/A	N/A

In addition, we incurred a special termination benefit charge of $1.1 million for the year ended December 31, 2008 and a settlement charge of $1.0 million in the year ended December 31, 2007, related to our Canadian plan. We also incurred curtailment charges of $3.2 million and $3.1 million for our U.S. pension plans for the years ended December 31, 2007 and 2006, respectively. These charges were associated with Financial Flexibility initiatives. Also, we recognized a curtailment gain of $0.4 million for our postretirement benefit plan for the year ended December 31, 2006.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

We apply our long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension expense. The market-related value of assets recognizes short-term fluctuations in the fair value of assets over a period of five years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost, as provided under SFAS No. 87. Since the market-related value of assets recognizes gains or losses over a five-year-period, the future value of assets will be impacted as previously deferred gains or losses are amortized. At December 31, 2008 and 2007, the market-related value of assets of our pension plans was $1,458.7 million and $1,559.6 million, respectively, compared with the fair value of the plan assets of $1,074.6 million and $1,589.0 million, respectively.

The following table sets forth the assumptions we used to determine our pension plan and postretirement benefit plan obligations for December 31, 2008 and 2007.

	Pension Plans		Postretirement Benefits
	2008	2007	2008	2007
Weighted Average Discount Rate	6.21%	6.23%	6.23%	6.11%
Weighted Average Rate of Compensation Increase	5.18%	4.00%	N/A	N/A
Cash Balance Accumulation/Conversion Rate	6.72%/7.11%/6.36%	4.75%	N/A	N/A

The following table sets forth the assumptions we used to determine net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006.

	Pension Plans			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Weighted Average Discount Rate	5.93%	5.50%	5.38%	6.11%	5.64%	5.30%
Weighted Average Expected Long-Term Return on Plan Assets	7.49%	7.76%	7.95%	N/A	N/A	N/A
Weighted Average Rate of Compensation Increase	5.27%	4.07%	3.65%	N/A	N/A	N/A
Cash Balance Accumulation/Conversion Rate	4.75%	4.75%	4.75%	N/A	N/A	N/A

The expected long-term rate of return assumption was 8.25% in each of the years ended December 31, 2008, 2007 and 2006, respectively, for the U.S. Qualified Plan, our principal pension plan. For the year ended December 31, 2009, we will continue to apply an 8.25% expected long-term rate of return assumption to the U.S. Qualified Plan. This assumption is based on the plan’s 2009 target asset allocation of 65% equity securities, 29% debt securities and 6% real estate. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class (the portion of plan assets that are actively managed) and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans.

	Asset Allocations		Target Asset Allocations
	For the Years Ended December 31,
	2008	2007	2008	2007
Equity Securities	62%	64%	65%	65%
Debt Securities	31	31	30	30
Real Estate	7	5	5	5

Total	100%	100%	100%	100%

The U.S. Qualified Plan, our principal plan, employs a total return investment approach in which a mix of equity, debt and real estate investments are used to achieve a competitive long-term rate on plan assets at a prudent level of risk. The plan’s target asset allocation is 65% equity securities (range of 60% to 70%), 29% debt securities (range of 24% to 34%) and 6% real estate (range of 3% to 9%). The plans actual allocation is controlled by periodic rebalancing back to target. Plan assets are invested using a combination of active and passive (indexed) investment strategies. Active strategies employ multiple investment management firms.

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

Investment risk is controlled through diversification among multiple asset classes, managers and investment styles and periodic rebalancing toward asset allocation targets. Risk is further controlled at the investment manager level by requiring managers to follow formal written investment guidelines and by assigning them excess return and tracking error targets. Investment results and risk are measured and monitored on an ongoing basis and quarterly investment reviews are conducted. The plan’s active investment managers are prohibited from investing plan assets in equity or debt securities issued or guaranteed by us.

We use a discount rate to measure the present value of pension plan obligations and postretirement health care obligations at year-end as well as to calculate next year’s pension income or cost. It is derived by using a yield curve approach which matches projected plan benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The rate is adjusted at each remeasurement date, based on the factors noted above.

We expect to contribute $25.3 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $9.7 million to our postretirement benefit plan for the year ended December 31, 2009. We do not expect to make any contributions to the U.S. Qualified Plan in fiscal 2009 for the 2008 plan year. In addition, we are not required to make quarterly contributions for the 2009 plan year. Final funding requirements for fiscal 2009 will be determined based on our January 2009 funding actuarial valuation.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2018. Actual benefit payments may differ from expected benefit payments. These amounts are reflected net of expected plan participant contributions.

		Postretirement Benefits
	Pension Plans	Gross Expected Benefit Payment	Gross Expected Subsidy	Net Expected Benefit Payment
2009	$96.1	$12.7	$3.0	$9.7
2010	98.3	12.1	3.2	8.9
2011	104.0	11.5	3.3	8.2
2012	97.9	11.0	3.5	7.5
2013	99.2	10.4	3.6	6.8
2014-2018	526.5	45.5	17.8	27.7

For measurement purposes, a 10% and 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for medical and prescription drug, respectively, for the year ended December 31, 2008. The rates are assumed to decrease gradually to 5% in 2015, and remain at that level thereafter.

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point
	Increase	Decrease
Benefit Obligation at End of Year	$1.3	$(1.1)
Service Cost Plus Interest Cost	$0.1	$(0.1)

401(k) Plan

We have a 401(k) Plan covering substantially all U.S. employees that provides for an employee salary deferral contribution and employer contributions. Employees may contribute up to 50% of their pay on a pre-tax basis subject to IRS limitations. In addition, employees age 50 or older are allowed to contribute additional pre-tax “catch-up” contributions. In 2006, we contributed an amount equal to 50% of an employee’s first 6% of contributions, up to a maximum of 3% of the employee’s salary. In the second quarter of 2007, we amended our matching policy in the 401(k) plan effective July 1, 2007, to increase our match formula from 50% to 100% of a team member’s contributions and to increase the maximum match to seven percent (7%), from six percent (6%), of such team member’s eligible compensation, subject to certain 401(k) Plan limitations. See Note 18 to these consolidated financial statements included in this Annual Report on Form 10-K for changes to our 401(k) Plan.

We recognized expense associated with our employer contributions to the plan of $19.2 million, $12.0 million and $7.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Under the Modified Prospective method, compensation cost associated with the stock option programs recognized for the years ended December 31, 2008, 2007 and 2006 includes (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for stock options granted subsequent to January 1, 2006, based on the grant-date fair value under SFAS No. 123R. SFAS No. 123R also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reductions in expense as they occur. As a result, we have adjusted for this cumulative effect and recognized a pre-tax reduction in stock-based compensation of $0.5 million related to our restricted stock and restricted stock unit programs during the first quarter of 2006.

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

The total stock-based compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 was $27.6 million, $25.9 million and $20.8 million, respectively. The expected tax benefit associated with our stock-based compensation programs was $10.1 million, $9.6 million and $7.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Our practice has been to settle all awards issued under the stock incentive plans and ESPP through the issuance of treasury shares. In addition, we have in place share repurchase programs to mitigate the dilutive effect of the shares issued under these plans.

Stock Incentive Plans

The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (“2000 SIP”) and Non-Employee Directors’ Stock Incentive Plan (“2000 DSIP”) allow for the granting of stock-based awards, such as, but not limited to, stock options, restricted stock and restricted stock units, to certain employees and non-employee directors. The 2000 SIP is authorized to issue up to 9.7 million shares of our common stock. On May 2, 2007, our shareholders approved an amendment increasing the authorization under the 2000 DSIP from 0.3 million shares of common stock to 0.7 million shares of common stock. At December 31, 2008, 2007 and 2006, 1,177,438 shares, 1,889,085 shares, and 2,557,155 shares of our common stock, respectively, were available for future grants under the 2000 SIP and 344,365 shares, 386,212 shares, and 21,187 shares shares of our common stock, respectively, were available for future grants under the 2000 DSIP.

Stock Option Programs

Stock options granted under the 2000 SIP generally vest in four equal installments beginning on the first anniversary of the grant. Stock options granted under the 2000 DSIP generally vest 100% on the first anniversary of the grant. All stock options generally expire 10 years from the date of the grant.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

For stock options granted prior to the adoption of SFAS No. 123R, compensation expense is recognized on a straight-line basis over the vesting period. For stock options granted after the adoption of SFAS No. 123R, the compensation expense is recognized on a straight-line basis over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved. The total compensation expense associated with our stock option program was $11.0 million, $11.9 million and $12.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The expected total tax benefit associated with our stock option programs was $4.2 million, $4.4 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	2008	2007	2006
Expected stock price volatility	20%	22%	23%
Expected dividends	1.4%	1.1%	0.0%
Expected terms (in years)	6.21	6.21	6.22
Weighted average risk-free interest rate	3.16%	4.68%	4.61%
Weighted average fair value of options granted	$19.48	$25.53	$24.72

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

Changes in stock options for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,740,625	$34.05
Granted	474,170	$71.69
Exercised	(1,743,546)	$28.08
Forfeited or expired	(542,427)	$47.08

Outstanding at December 31, 2006	3,928,822	$39.43

Granted	416,119	$89.27
Exercised	(994,949)	$29.78
Forfeited or expired	(111,626)	$63.92

Outstanding at December 31, 2007	3,238,366	$47.95

Granted	443,260	$88.22
Exercised	(717,391)	$33.74
Forfeited or expired	(122,601)	$76.95

Outstanding at December 31, 2008	2,841,634	$56.57	5.6	$67.7

Exercisable and unvested expected to vest at December 31, 2008	2,717,180	$55.25	5.4	$67.5
Exercisable at December 31, 2008	1,938,616	$43.97	4.3	$65.7

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Stock options outstanding at December 31, 2008 were originally granted during the years 1999 through 2008 and are exercisable over periods ending no later than 2018. At December 31, 2007 and 2006, stock options for 2,072,849 shares and 2,454,046 shares of our common stock, respectively, were exercisable.

The total intrinsic value of stock options exercised during the year ended December 31, 2008 was $39.9 million and includes D&B stock options exercised by both D&B and Moody’s employees. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the separation of D&B and Moody’s Corporation in September 2000.

The annual award of stock options to employees is generally granted in February of the following year.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price Per Share
$14.04-$27.86	302,587	1.6	$20.87	302,587	$20.87
$31.36-$34.61	511,885	3.8	$33.81	511,885	$33.81
$35.51-$42.05	399,289	3.2	$36.69	399,289	$36.69
$48.07-$59.86	238,895	5.1	$53.51	238,895	$53.51
$60.54-$67.98	319,287	6.2	$61.26	238,682	$61.28
$70.74-$78.61	293,195	7.2	$71.95	143,882	$71.73
$86.22-$88.33	335,841	8.2	$88.03	91,946	$88.09
$88.37-$103.63	440,655	9.1	$89.57	11,450	$99.12

Total	2,841,634			1,938,616

Total unrecognized compensation cost related to nonvested stock options at December 31, 2008 was $9.5 million. This cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of stock options vested during the year ended December 31, 2008 was $11.3 million.

Cash received from the exercise of D&B stock options for the year ended December 31, 2008 was $18.3 million. The expected tax benefit associated with the tax deduction from the exercise of stock options totaled $16.1 million for the year ended December 31, 2008. The expected tax benefit includes both D&B and Moody’s stock options exercised by D&B employees.

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

Total compensation expense associated with restricted stock, restricted stock units and restricted stock opportunity was $15.6 million, $13.1 million and $7.1 million (net of $0.5 million related to the accumulated effect of forfeiture assumptions) for the years ended December 31, 2008, 2007 and 2006, respectively. The expected total tax benefit associated with restricted stock, restricted stock units and restricted stock opportunity was $5.9 million, $5.2 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Changes in our nonvested restricted stock and restricted stock units for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

Restricted Stock/Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested shares at December 31, 2005	402,764	$53.64	1.6	$27.0
Granted	305,670	$71.31
Vested	(137,355)	$45.58
Forfeited	(114,320)	$65.60

Nonvested shares at December 31, 2006	456,759	$64.90	1.7	$37.8
Granted	203,683	$91.94
Vested	(129,047)	$63.26
Forfeited	(56,823)	$76.51

Nonvested shares at December 31, 2007	474,572	$75.57	1.3	$42.1
Granted	230,084	$90.55
Vested	(196,483)	$68.79
Forfeited	(65,084)	$86.58

Nonvested shares at December 31, 2008	443,089	$84.74	1.4	$34.2

The annual restricted stock and restricted stock units awarded to employees are generally granted in February following the conclusion of the fiscal year for which the performance-based restricted stock opportunity goals were measured and attained.

Total unrecognized compensation cost related to nonvested restricted stock and restricted stock units at December 31, 2008 was $18.1 million. This cost is expected to be recognized over a weighted average period of 2.4 years.

The total fair value of restricted stock and restricted stock units vesting during the years ended December 31, 2008, 2007 and 2006 was $17.8 million, $12.0 million and $9.8 million, respectively. The expected tax benefit associated with the tax deduction from the vesting of restricted stock and restricted stock units totaled $6.6 million, $4.5 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Employee Stock Purchase Plan

Under The Dun & Bradstreet Corporation 2000 ESPP we are authorized to sell up to 1.5 million shares of our common stock to our eligible employees of which 680,679 remain available for future purchases as of December 31, 2008.

Under the terms of the ESPP, our employees can purchase our common stock at a 15% discount from market value, subject to certain limitations as set forth in the ESPP. The purchase price of the stock on the date of purchase is 85% of the average high and low sale prices of our shares on the New York Stock Exchange on the last trading day of the month. Under the ESPP, we sold 74,598, 68,012 and 82,825 shares to employees for the years ended December 31, 2008, 2007 and 2006, respectively. The total compensation expense related to our ESPP was $1.0 million, $0.9 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006. Cash received from employees participating in the ESPP for the year ended December 31, 2008 was $5.5 million.

Note 12. Lease Commitments and Contractual Obligations

Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable and non-cancelable) were $30.0 million, $34.7 million and $33.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In July 2002, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”) under a 10-year agreement, which we may terminate for a fee at any time and under certain other conditions. Under the terms of the agreement, CSC is responsible for the data center operations, technology help desk and network management functions in the U.S. and UK and for certain application development and maintenance through July 31, 2012. This agreement was amended in March 2008, which, among other things, increased certain of the services level agreements that CSC is required to provide under the Technology Services Agreement and added additional security services to be performed by CSC. The obligation under the contract is based on our historical and expected future level of usage and volume. If our future volume changes, payments under the contract could vary up or down based on specified formulas. Charges are subject to increases to partially offset inflation. We incurred costs of $77.6 million, $80.4 million and $76.1 million under this contract for the years ended December 31, 2008, 2007 and 2006, respectively.

In December 2003, we signed a three-year agreement with ICT Group, Inc. (“ICT”), effective January 2004, to outsource certain marketing call center activities, which contains two renewal options for up to a one-year period. The agreement was amended effective September 2007 to be extended through 2011. Under the terms of the agreement, ICT will be responsible for performing certain marketing and credit-calling activities previously performed by our own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year. We incurred costs of $3.2 million, $4.5 million and $4.1 million under this contract for the years ended December 31, 2008, 2007 and 2006, respectively.

In October 2004, we signed a seven-year outsourcing agreement with International Business Machines (“IBM”). Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery, customer service and financial processes to IBM. We may terminate this agreement for a fee at any time. We incurred costs of $30.1 million, $30.7 million and $25.5 million under this contract for the years ended December 31, 2008, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

In July 2006, we signed a four-year product and technology outsourcing agreement with Acxiom Corporation in order to significantly increase the speed, data processing capacity and matching capabilities we provide our U.S. sales and marketing customers. In November 2008, we extended the term of the outsourcing agreement through 2011. In addition, in November 2008 we also entered into an agreement that will expand our service capabilities, enhance customer experience and accelerate the migration of the remaining existing D&B fulfilled processes to Acxiom. We incurred fulfillment costs of $7.5 million, $6.6 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table quantifies our future contractual obligations as discussed above as of December 31, 2008.

Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Operating Leases	$28.8	$22.5	$19.8	$16.3	$12.0	$30.2	$129.6
Obligations to Outsourcers	$123.1	$100.6	$95.4	$45.8	$1.1	$—	$366.0

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

In addition, with respect to these two settlement agreements, we believe that IMS and NMR did not pay the IRS the full portion of the settlements they were required to pay under the applicable spin-off agreements. In 2008, D&B, Donnelley/D&B1 and Moody’s/D&B2 resolved their dispute with IMS and NMR with respect to the Utilization of Capital Losses matter. We, Donnelley/D&B1 and Moody’s/D&B2 may commence arbitration against IMS and NMR with respect to amounts owed by them with respect to the Royalty Expense Deductions matter.

We believe that the resolution of the remaining exposure to the IRS under the Royalty Expense Deductions matter and the foregoing disputes with IMS and NMR will not have a material adverse impact on D&B’s financial position, results of operations or cash flows.

With regard to the Legacy Tax Matter referred to as “Amortization and Royalty Expense Deductions/Royalty Income—1997-2007,” we previously disclosed that we made a deposit of $39.8 million with the IRS in 2006. In 2007, we requested the return of that deposit. In 2007, the IRS applied $16 million of our deposit in satisfaction of deficiencies assessed for tax years 1997, 1998, 2001 and 2002 and returned approximately $8 million of the deposit to us. In 2008, the IRS returned the balance of the deposit to us (net of the $16 million used to satisfy the deficiencies). We will report a further gain and a further return of cash if and to the extent we are able to recover any of the $16 million used by the IRS to satisfy the deficiencies.

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

Note 14. Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. We manage our operations and our results are reported under the following two segments: U.S. and International (which consists of operations in Europe, Canada, Asia Pacific and Latin America). Our customer solution sets are Risk Management Solutions™, Sales & Marketing Solutions™ and Internet Solutions (formerly known as E-Business Solutions™). Inter-segment sales are immaterial and no single customer accounted for 10% or

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

more of the Company’s total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility initiatives, are not allocated to our segments.

	For the Years Ended December 31,
	2008	2007	2006
Revenue:
U.S.	$1,321.1	$1,248.3	$1,164.2
International	405.2	350.9	310.7

Consolidated Total	$1,726.3	$1,599.2	$1,474.9

Operating Income (Loss):
U.S.	$496.5	$466.0	$425.8
International	87.7	69.0	74.6

Total Divisions	584.2	535.0	500.4
Corporate and Other(1)	(114.5)	(109.4)	(106.7)

Consolidated Total	469.7	425.6	393.7
Non-Operating Income (Expense), Net	(30.8)	0.7	(13.3)

Income before Provision for Income Taxes	$438.9	$426.3	$380.4

Depreciation and Amortization:(2)
U.S.	$43.6	$31.9	$24.6
International	13.8	12.2	7.3

Total Divisions	57.4	44.1	31.9
Corporate and Other	1.1	2.5	0.2

Consolidated Total	$58.5	$46.6	$32.1

Capital Expenditures:(3)
U.S.	$5.7	$11.0	$4.2
International	5.6	2.1	7.4

Total Divisions	11.3	13.1	11.6
Corporate and Other	0.5	0.6	—

Consolidated Total	$11.8	$13.7	$11.6

Additions to Computer Software and Other Intangibles:(4)
U.S.	$36.8	$47.1	$32.3
International	10.5	11.3	8.3

Total Divisions	47.3	58.4	40.6
Corporate and Other	0.4	—	—

Consolidated Total	$47.7	$58.4	$40.6

Assets:
U.S.	$733.5	$677.6	$513.3
International	581.1	581.5	424.9

Total Divisions	1,314.6	1,259.1	938.2
Corporate and Other (primarily taxes)	271.4	399.7	421.9

Consolidated Total	$1,586.0	$1,658.8	$1,360.1

Goodwill(5):
U.S.	$228.0	$217.2	$125.1
International	169.6	126.6	99.9

Consolidated Total	$397.6	$343.8	$225.0

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

(1)	The following table itemizes “Corporate and Other:”

	At December 31,
	2008	2007	2006
Corporate Costs	$(70.7)	$(71.3)	$(64.3)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(12.4)	(13.0)	(16.9)
Restructuring Expense	(31.4)	(25.1)	(25.5)

Total Corporate and Other	$(114.5)	$(109.4)	$(106.7)

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software and Other Intangibles.

(3)	Capital expenditures in the U.S. decreased $5.3 million for the year ended December 31, 2008 as compared to December 31, 2007. This decrease was primarily driven by approximately $6.1 million of furniture and equipment primarily related to our Center Valley, Pennsylvania facility, which was included in accounts payable on the accompanying consolidated balance sheet as of December 31, 2006, and was paid for in the year ended December 31, 2007.

Capital expenditures in International increased $3.5 million for the year ended December 31, 2008 as compared to December 31, 2007. This increase was primarily driven by increased leasehold improvements and furniture and equipment additions in 2008.

(4)	Additions to computer software and other intangibles in the U.S. and International decreased $10.3 million and $0.8 million, respectively, for the year ended December 31, 2008 as compared to December 31, 2007. This decrease was primarily driven by a longer software product development cycle in 2008 versus 2007.

(5)	The increase in goodwill in the U.S. from $217.2 million at December 31, 2007 to $228.0 million at December 31, 2008, is primarily attributable to earn-out payments made for the achievement of certain financial performance metrics attributable to the acquisition of First Research and purchase accounting adjustments related to our previous acquisitions. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

The increase in goodwill in International from $126.6 million at December 31, 2007 to $169.6 million at December 31, 2008, is primarily attributable to our current year acquisition and majority-owned joint ventures as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K. These were partially offset by the impact of foreign currency translation and the sale of our Italian real estate business.

The increase in goodwill in the U.S. from $125.1 million at December 31, 2006 to $217.2 million at December 31, 2007, is primarily attributable to the acquisitions described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K. The increase in goodwill in International from $99.9 million at December 31, 2006 to $126.6 million at December 31, 2007, is primarily attributable to the majority-owned joint ventures as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K and the impact of foreign currency translation.

Supplemental Geographic and Customer Solution Set Information:

	At December 31,
	2008	2007	2006
Long-Lived Assets:(6)
U.S.	$436.9	$708.5	$463.7
International	256.0	182.3	136.4

Consolidated Total	$692.9	$890.8	$600.1

(6)	The decrease in long-lived assets in the U.S. to $436.9 million at December 31, 2008 from $708.5 million at December 31, 2007 is primarily attributable to the decrease in prepaid pension costs to a net liability position. The increase in long-lived assets in the U.S. to $708.5 million at December 31, 2007 from $463.7 million at December 31, 2006 was primarily attributable to the increase in prepaid pension costs and the acquisitions as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The increase in long-lived assets in International to $256.0 million at December 31, 2008 from $182.3 million at December 31, 2007 is primarily attributable to our current year acquisitions as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2008	2007	2006
Customer Solution Set Revenue:
U.S.:
Risk Management Solutions	$792.4	$758.4	$725.2
Sales & Marketing Solutions	410.7	389.5	355.8
Internet Solutions	118.0	100.4	83.2

Total U.S. Revenue	1,321.1	1,248.3	1,164.2

International:
Risk Management Solutions	318.6	273.8	248.8
Sales & Marketing Solutions	79.7	70.0	56.4
Internet Solutions	6.9	7.1	5.5

Total International Revenue	405.2	350.9	310.7

Consolidated Total:
Risk Management Solutions	1,111.0	1,032.2	974.0
Sales & Marketing Solutions	490.4	459.5	412.2
Internet Solutions	124.9	107.5	88.7

Consolidated Revenue	$1,726.3	$1,599.2	$1,474.9

Note 15. Supplemental Financial Data

Other Accrued and Current Liabilities:

	At December 31,
	2008	2007
Restructuring Accruals	$21.9	$6.1
Professional Fees	35.9	57.0
Operating Expenses	34.1	30.1
Spin-Off Obligation(1)	21.2	19.9
Dividends Payable(2)	—	17.1
Other Accrued Liabilities	50.5	47.1

	$163.6	$177.3

(1)

As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2007, and made estimated tax deposits for 2008, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to tax years 2003 to 2008 of approximately $21.2 million in the aggregate for such years. We have paid over the years to Moody’s/D&B2 approximately $30.1 million under the TAA. We did not make any payments during the years ended

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

December 31, 2008 and December 31, 2007. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of December 31, 2008, current and former employees of D&B held 0.3 million Moody’s stock options. These stock options had a weighted average exercise price of $10.96 and a remaining weighted average contractual life of one year. All of these stock options are currently exercisable. We and Moody’s are trying to amicably resolve this matter.

(2)	In December 2007, our Board of Directors approved the declaration of a $0.30 per share dividend for the first quarter of 2008. This cash dividend was payable on March 17, 2008, to shareholders of record at the close of business on February 29, 2008. During the three months ended March 31, 2008, we paid the first quarter 2008 dividend.

Property, Plant and Equipment at cost—Net:

	At December 31,
	2008	2007
Land	$6.0	$4.7
Buildings	32.0	29.7
Furniture and Equipment	70.9	130.0

	108.9	164.4
Less: Accumulated Depreciation	66.2	125.5

	42.7	38.9
Leasehold Improvements, less:
Accumulated Amortization of $14.4 and $16.1	10.4	11.4

	$53.1	$50.3

Other Income (Expense)—Net:

	For the Years Ended December 31,
	2008	2007	2006
Miscellaneous Other Income (Expense)—Net(3)	$4.1	$1.8	$(0.3)
Gain Associated with Huaxia/D&B China Joint Venture(4)	—	5.8	—
Settlement of Legacy Tax Matter Arbitration(5)	8.1	—	—
Legacy Tax Matter Related to the Settlement of 2003 Tax Year(6)	(7.7)	—	—
Gain associated with Tokyo Shoko Research/D&B Japan Joint Venture(7)	—	13.2	—
Gain associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture(8)	0.6	—	—
Gain on Sale of an Investment(9)	—	0.9	—

Other Income (Expense)—Net	$5.1	$21.7	$(0.3)

(3)	Miscellaneous Other Income (Expense)—Net increased for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to the positive impact of foreign exchange. Miscellaneous Other Income (Expense)—Net increased for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to Legacy Tax Matters. See Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

(4)	During the year ended December 31, 2007, we entered into an agreement with Huaxia International Credit Consulting Co. Limited and established a new joint venture to do business as Huaxia/D&B China. We recognized a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

(5)	During the year ended December 31, 2008, we recognized a gain on the receipt of an arbitration award related to a Legacy Tax Matter. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

(6)	During the year ended December 31, 2008, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the expiration of the statute of limitations.

(7)	During the year ended December 31, 2007, we entered into an agreement with Tokyo Shoko Research and established a new joint venture or “Tokyo Shoko Research/D&B Japan Joint Venture” to do business as Dun & Bradstreet TSR Ltd. We recognized a gain of $13.2 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

(8)	During the year ended December 31, 2008, we entered into an agreement with HC International Inc. and established two joint venture companies including Beijing D&B HuiCong Market Research Co., Ltd. (“Sales JV”) and Beijing HuiCong Market Research Co. Ltd. (“Fulfillment JV”), in which D&B has a 60% and 30% ownership interest, respectively. The joint venture companies will begin business operations in fiscal 2009.

(9)	During the year ended December 31, 2007, we recorded a gain related to the sale of an investment in Australia.

Computer Software and Goodwill:

	Computer Software	Goodwill
January 1, 2007	$53.6	$225.0
Additions at cost	61.2	—
Amortization	(28.7)	—
Acquisitions/Joint Ventures	0.4	113.0
Other	1.4	5.8

December 31, 2007	87.9	343.8
Additions at cost	52.2	—
Amortization	(38.9)	—
Acquisitions/Joint Ventures	0.2	45.9
Other(10)(11)	(5.4)	7.9

December 31, 2008	$96.0	$397.6

(10)	Computer Software—Primarily due to the impact of foreign currency fluctuations.

(11)	Goodwill—Primarily due to purchase accounting adjustments offset by the impact of foreign currency fluctuations.

Other Intangibles (included in Other Non-Current Assets):

	Customer Lists	Trademarks, Patents and Other	Total
January 1, 2007	$2.0	$11.7	$13.7
Acquisitions	—	53.8	53.8
Amortization	(1.8)	(5.5)	(7.3)
Other	0.1	(0.2)	(0.1)

December 31, 2007	0.3	59.8	60.1
Acquisitions	—	13.8	13.8
Amortization	(0.3)	(9.0)	(9.3)
Other(12)	—	0.7	0.7

December 31, 2008	$—	$65.3	$65.3

(12)	Primarily due to the impact of foreign currency fluctuations.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Allowance for Doubtful Accounts:

January 1, 2006	$20.9
Additions charged to costs and expenses	5.1
Write-offs	(6.5)
Other	0.8

December 31, 2006	20.3
Additions charged to costs and expenses	12.6
Write-offs	(13.3)
Other	(0.6)

December 31, 2007	19.0
Additions charged to costs and expenses	10.2
Write-offs	(10.5)
Other(12)	(1.3)

December 31, 2008	$17.4

(12)	Primarily due to the impact of foreign currency fluctuations.

Deferred Tax Asset Valuation Allowance:

January 1, 2006	$51.1
Additions charged (credited) to costs and expenses	(1.1)
Additions charged (credited) due to foreign currency fluctuations	2.7

December 31, 2006	52.7
Additions charged (credited) to costs and expenses	(0.7)
Additions charged (credited) due to foreign currency fluctuations	1.5
Additions charged (credited) to other accounts	3.2
Effect of the adoption of FIN 48	(7.8)

December 31, 2007	48.9
Additions charged (credited) to costs and expenses	6.6
Additions charged (credited) due to foreign currency fluctuations	(4.8)
Additions charged (credited) to other accounts	(7.0)

December 31, 2008	$43.7

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 16. Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2008
Operating Revenue:
U.S.	$321.2	$319.3	$311.0	$369.6	$1,321.1
International	93.5	108.4	98.2	105.1	405.2

Consolidated Operating Revenue	$414.7	$427.7	$409.2	$474.7	$1,726.3

Operating Income (Loss):
U.S.	$118.4	$105.3	$109.6	$163.2	$496.5
International	13.2	25.5	19.2	29.8	87.7

Total Divisions	131.6	130.8	128.8	193.0	584.2
Corporate and Other(1)	(31.3)	(24.8)	(37.6)	(20.8)	(114.5)

Consolidated Operating Income	$100.3	$106.0	$91.2	$172.2	$469.7

Income from Continuing Operations	$60.1	$84.2	$65.1	$100.1	$309.5
Income from Discontinued Operations	1.1	—	—	—	1.1

Net Income	$61.2	$84.2	$65.1	$100.1	$310.6

Basic Earnings Per Share of Common Stock(2)
Income from Continuing Operations	$1.07	$1.55	$1.21	$1.88	$5.69
Income from Discontinued Operations	0.02	—	—	—	0.02

Net Income	$1.09	$1.55	$1.21	$1.88	$5.71

Diluted Earnings Per Share of Common Stock(2)
Income from Continuing Operations	$1.05	$1.51	$1.18	$1.85	$5.58
Income from Discontinued Operations	0.02	—	—	—	0.02

Net Income	$1.07	$1.51	$1.18	$1.85	$5.60

Cash Dividends Paid Per Common Share	$0.30	$0.30	$0.30	$0.30	$1.20

2007
Operating Revenue:
U.S.	$302.5	$291.6	$291.9	$362.3	$1,248.3
International	76.5	89.2	82.8	102.4	350.9

Consolidated Operating Revenue	$379.0	$380.8	$374.7	$464.7	$1,599.2

Operating Income (Loss):
U.S.	$109.1	$96.0	$102.8	$158.1	$466.0
International	9.8	21.6	14.1	23.5	69.0

Total Divisions	118.9	117.6	116.9	181.6	535.0
Corporate and Other(1)	(34.5)	(27.6)	(21.5)	(25.8)	(109.4)

Consolidated Operating Income	$84.4	$90.0	$95.4	$155.8	$425.6

Income from Continuing Operations	$52.4	$86.3	$55.6	$98.4	$292.7
Income from Discontinued Operations	0.3	1.3	0.5	3.3	5.4

Net Income	$52.7	$87.6	$56.1	$101.7	$298.1

Basic Earnings Per Share of Common Stock(2)
Income from Continuing Operations	$0.88	$1.47	$0.96	$1.72	$5.03
Income (Loss) from Discontinued Operations	0.01	0.02	0.01	0.06	0.09

Net Income	$0.89	$1.49	$0.97	$1.78	$5.12

Diluted Earnings Per Share of Common Stock(2)
Income from Continuing Operations	$0.86	$1.44	$0.93	$1.68	$4.90
Income (Loss) from Discontinued Operations	0.01	0.02	0.01	0.06	0.09

Net Income	$0.87	$1.46	$0.94	$1.74	$4.99

Cash Dividends Paid Per Common Share	$0.25	$0.25	$0.25	$0.25	$1.00

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

(1)	The following table itemizes the components of the “Corporate and Other” category of Operating Income (Loss).

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2008
Corporate Costs	$(17.7)	$(19.7)	$(17.3)	$(16.0)	$(70.7)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(3.2)	(3.9)	(3.1)	(2.2)	(12.4)
Restructuring Expense	(10.4)	(1.2)	(17.2)	(2.6)	(31.4)

Total Corporate and Other	$(31.3)	$(24.8)	$(37.6)	$(20.8)	$(114.5)

2007
Corporate Costs	$(16.8)	$(19.6)	$(17.3)	$(17.6)	$(71.3)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(2.9)	(3.1)	(3.1)	(3.9)	(13.0)
Restructuring Expense	(14.8)	(4.9)	(1.1)	(4.3)	(25.1)

Total Corporate and Other	$(34.5)	$(27.6)	$(21.5)	$(25.8)	$(109.4)

(2)	The number of weighted average shares outstanding changes as common shares are issued for employee benefit plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

Note 17. Discontinued Operations

On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations. We have reflected the results of this business as discontinued operations in the consolidated statement of operations for all periods presented. We have recorded the resulting gain of $0.4 million (both pre-tax and after-tax) from the sale in the first quarter of 2008 in the consolidated statement of operations. As of December 31, 2008, we received approximately $9.0 million in cash.

	For the Years Ended December 31,
	2008	2007	2006
Revenue	$4.1	$60.5	$56.4

Operating Income	$0.7	$13.6	$8.6
Non-Operating Income (Expense)—Net	—	0.3	(0.2)

Income before Provision for Income Taxes	0.7	13.9	8.4
Provision for Income Taxes	—	5.2	4.7
Minority Interest Income (Expense)	—	(3.3)	(1.7)

Income from Discontinued Operations	$0.7	$5.4	$2.0

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The assets and liabilities of the Italian real estate business are reflected as discontinued operations held for sale in our consolidated balance sheets as of December 31, 2007 and were comprised of:

At December 31, 2007
Cash and Cash Equivalents	$14.0
Accounts Receivable	17.0
Deferred Income Tax	3.2
Other Current Assets	1.7
Goodwill	4.7

Total Assets	$40.6

Accounts Payable	$1.6
Other Accrued and Current Liabilities	20.6
Accrued Income Tax	1.2
Pension and Postretirement Benefits	1.7
Minority Interest Liability	5.9

Total Liabilities	$31.0

Note 18. Subsequent Events

Dividend

In January 2009, our Board of Directors approved the declaration of a dividend of $0.34 per share for the first quarter of 2009. This cash dividend will be payable on March 20, 2009 to shareholders of record at the close of business on March 6, 2009.

Acquisition

On February 11, 2009, we acquired substantially all of the assets and assumed certain liabilities related to Quality Education Data (“QED”), a division of Scholastic Inc., for $29 million with cash of hand. QED is a provider of educational data and services business located in Denver, Colorado. QED is a natural fit with our Sales & Marketing Solutions as both provide education marketers with high quality data and services.

Share Repurchase Program

In February 2009, our Board of Directors approved a new $200 million share repurchase program. This new program will begin at the completion of our existing $400 million, two-year share repurchase program.

Preferred Stock Issuance

On February 24, 2009, we authorized 1,400,000 shares of 4.0% Series B Preferred Stock (the “Series B Preferred Stock”) and issued 1,345,757 of such shares to a wholly-owned subsidiary in an intercompany transaction in exchange for $1.2 billion of outstanding intercompany debt. This transaction was undertaken in connection with worldwide legal entity simplification. The Series B Preferred Stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. These actions will result in a benefit of approximately $31 million in the first quarter of 2009 which will be recorded in our statement of operations. The terms of the Series B Preferred Stock were set forth in a Certificate of Designation amending our Certificate of Incorporation effective as of February 24, 2009.

401(k) Plan

On February 19, 2009, our Compensation and Benefit Committee approved an amendment to our matching policy in our 401(k) Plan. The amendment, which is effective February 19, 2009, reduces the Company’s match formula from 100% to 50% of a team member’s contribution and decreases the maximum match from seven (7%) to three (3%) of such team member’s eligible compensation, subject to certain 401(k) Plan limitations. At the same time we are adding a provision whereby we may make additional contributions to the plan if certain performance criteria are met. These changes may reduce our employer contribution expense by up to $11 million for the year ended December 31, 2009.

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within D&B have been detected. Judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individual acts, by collusion of two or more people, or by management override. The design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Our Disclosure Controls are designed to provide reasonable assurance of achieving their objectives.

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of our fiscal year ended December 31, 2008, our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and Management’s Statement of Management’s Responsibility for Financial Statements are contained in Item 8. of this Annual Report on Form 10-K.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Issuance of Preferred Stock

On February 24, 2009, we authorized 1,400,000 shares of 4.0% Series B Preferred Stock (the “Series B Preferred Stock”) and issued 1,345,757 of such shares to a wholly-owned subsidiary in an intercompany transaction in exchange for $1.2 billion of outstanding intercompany debt. This transaction was undertaken in connection with worldwide legal entity simplification. The Series B Preferred Stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. These actions will result in a benefit of approximately $31 million in the first quarter of 2009 which will be recorded in our statement of operations. The terms of the Series B Preferred Stock were set forth in a Certificate of Designation amending our Certificate of Incorporation effective as of February 24, 2009.

Executive Compensation Program

On February 19, 2009, our Compensation and Benefits Committee reviewed our executive compensation program and made the following change in the compensation of our Named Executive Officers effective March 1, 2009:

Mr. Anastasios Konidaris, our Chief Financial Officer, received an increase in his annual base salary from $400,000 to $450,000, his target incentive opportunity as a percentage of his base salary from 75%

to 85% and the estimated economic value of his target equity component of his compensation from $700,000 to $900,000.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10. “Directors, Executive Officers and Corporate Governance,” is incorporated herein by reference from our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after D&B’s fiscal year end of December 31, 2008 (the “Proxy Statement”).

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

(1) Financial Statements.

See Index to Financial Statements and Schedules in Part II, Item 8. on this Form 10-K.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

See Index to Exhibits in this Annual Report on Form 10-K.

(b) Exhibits.

See Index to Exhibits in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2009.

The Dun & Bradstreet Corporation (Registrant)

By:	/S/ STEVEN W. ALESIO
Steven W. Alesio
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 24, 2009.

/S/ STEVEN W. ALESIO Steven W. Alesio	Director, Chairman and Chief Executive Officer (principal executive officer)

/S/ ANASTASIOS G. KONIDARIS Anastasios G. Konidaris	Senior Vice President and Chief Financial Officer (principal financial officer)

/S/ ANTHONY PIETRONTONE JR. Anthony Pietrontone Jr.	Principal Accounting Officer (principal accounting officer)

/S/ AUSTIN A. ADAMS Austin A. Adams	Director

/S/ JOHN W. ALDEN John W. Alden	Director

/S/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Director

/S/ JAMES N. FERNANDEZ James N. Fernandez	Director

/S/ JONATHAN J. JUDGE Jonathan J. Judge	Director

/S/ SARA MATHEW Sara Mathew	Director

/S/ VICTOR A. PELSON Victor A. Pelson	Director

/S/ SANDRA E. PETERSON Sandra E. Peterson	Director

/S/ MICHAEL R. QUINLAN Michael R. Quinlan	Director

/S/ NAOMI O. SELIGMAN Naomi O. Seligman	Director

/S/ MICHAEL J. WINKLER Michael J. Winkler	Director

INDEX TO EXHIBITS

3.	Articles of Incorporation and By-laws

	3.1	Restated Certificate of Incorporation of the Registrant, as amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000) and Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, dated as of August 15, 2000, between the Registrant (f.k.a. The New D&B Corporation) and Computershare Limited (f.k.a. EquiServe Trust Company, N.A.), as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, file number 1-15967, filed September 15, 2000).

	3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10, file number 1-15967, filed June 27, 2000).

	3.3*	The Dun & Bradstreet Corporation Certificate of Designation of Series B Preferred Stock.

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, file number 1-15967, filed September 11, 2000).

	4.2	Rights Agreement, dated as of August 15, 2000, between the Registrant (f.k.a. The New D&B Corporation) and Computershare Limited (f.k.a. EquiServe Trust Company, N.A.), as Rights Agent, which includes the Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A thereto, the Form of Right Certificate as Exhibit B thereto and the Summary of Rights to Purchase Preferred Shares as Exhibit C thereto (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, file number 1-15967, filed September 15, 2000).

	4.3	Underwriting Agreement, dated as of March 27, 2008 among The Dun & Bradstreet Corporation, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed April 1, 2008).

	4.4	Form of 6.00% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed April 1, 2008).

	4.5	Five-Year Credit Agreement, dated April 19, 2007, among The Dun & Bradstreet Corporation, the Borrowing Subsidiaries Party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of Tokyo-Mitsubishi Trust Company and Citicorp USA, Inc., as Syndication Agents, The Bank of New York and Suntrust Bank, as Documentation Agents and the Lenders Party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed April 19, 2007).

	4.6	Indenture, dated as of March 14, 2006, between the Dun & Bradstreet Corporation and The Bank of New York, including the Form of 5.50% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 14, 2006).

10.	Material Contracts

	10.1	Distribution Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

10.2	Tax Allocation Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

10.3	Employee Benefits Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

10.4	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

10.5	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to R.H. Donnelley Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

10.6	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

10.7	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

10.8	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

10.9	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.10	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.11	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.12	Business Process Services Agreement made and effective as of October 15, 2004 by and between the Company and International Business Machines Corporation (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 14, 2005). This Exhibit has been redacted pursuant to a confidentiality request under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended.

10.13	Technology Services Agreement between the Registrant and Computer Sciences Corporation, dated June 27, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 13, 2002).

10.14†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 4, 2006).

10.15†	Employment Agreement, dated December 31, 2004, between Steven W. Alesio and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed January 4, 2005).

10.16†	Amendment No. 1 to the Employment Agreement between Steven W. Alesio and the Company, dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed August 7, 2007).

10.17†	Amendment No. 2 to the Employment Agreement between Steven W. Alesio and the Company, dated December 13, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 19, 2007).

10.18†	Amendment No. 3 to the Employment Agreement between Steven W. Alesio and the Company, dated December 8, 2008 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 9, 2008).

10.19†	The Dun & Bradstreet Executive Transition Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.20†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.21†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.22†	The Dun & Bradstreet Career Transition Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.23†	Executive Retirement Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.24†	Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.25†	Supplemental Executive Benefit Plan of The Dun & Bradstreet Corporation, as amended May 1, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 4, 2007).

10.26†	2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.27†	The Dun & Bradstreet Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.28†	The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.29†	Key Employees’ Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.30†	The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 28, 2003).

10.31†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.32†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.33†	The Dun & Bradstreet Corporation Non-Funded Deferred Compensation Plan for Non-Employee Directors (as assumed by the Registrant) (incorporated by reference to Exhibit 10.18 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed October 20, 1999).

10.34†	Form of Limited Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.25 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998).

10.35†	The Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.36†	The Dun & Bradstreet Corporation Cash Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).

10.37†	Form of Detrimental Conduct Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.38†	Form of International Stock Option Award under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrants’ Form 10-K, file number 1-15967, filed February 28, 2007).

10.39†	Form of International Stock Option Award under the 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.40†	Form of Stock Option Award Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.41†	Form of Stock Option Award Agreement under the 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.42†	Form of Restricted Stock Unit Award Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

	10.43†	Form of International Restricted Stock Unit Award Agreement, effective February 23, 2007, under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

	10.44†	Form of International Restricted Stock Unit Award Agreement under the 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

	10.45†	Form of Restricted Stock Award Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

	10.46†	Form of Restricted Stock Award Agreement, effective February 23, 2007, under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

	10.47†	Form of Restricted Stock Award Agreement under the 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

	10.48†	Form of Stock Option Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

	10.49†	Form of Stock Option Award Agreement, effective January 29, 2008, under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2008).

	10.50†	Form of Restricted Share Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 8, 2004).

	10.51†	Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

	10.52†	Form of Restricted Stock Unit Award Agreement, effective February 23, 2007, under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

	10.53†	Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

21.	Subsidiaries of the Registrant

	21.1*	Subsidiaries of the Registrant as of December 31, 2008.

23.	Consents of Experts and Counsel

	23.1*	Consent of Independent Registered Public Accounting Firm.

31.	Rule 13a-14(a)/15(d)-14(a) Certifications

	31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

	32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Represents a management contract or compensatory plan