Form 10-Q
period 2009-03-31
DUN & BRADSTREET CORP/NW
filed 2009-05-07
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at March 31, 2009

Common Stock, par value $0.01 per share	53,173,073

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
		(as adjusted, see Note 2)
	(Amounts in millions, except per share data)
Revenue	$407.4	$414.7

Operating Expenses	116.9	123.8
Selling and Administrative Expenses	158.8	166.8
Depreciation and Amortization	15.7	13.4
Restructuring Charge	1.3	10.4

Operating Costs	292.7	314.4

Operating Income	114.7	100.3

Interest Income	1.1	2.4
Interest Expense	(11.4)	(9.4)
Other Income (Expense) - Net	1.3	0.3

Non-Operating Income (Expense) - Net	(9.0)	(6.7)

Income from Continuing Operations Before Provision for Income Taxes and Equity in Net Income of Affiliates	105.7	93.6
Provision for Income Taxes	1.6	33.8
Equity in Net Income of Affiliates	0.3	0.2

Income from Continuing Operations	104.4	60.0

Income from Discontinued Operations, Net of Income Taxes	—	0.7
Gain on Disposal of Italian Real Estate Business, Net of Tax Impact	—	0.4

Income from Discontinued Operations, Net of Income Taxes	—	1.1

Net Income	104.4	61.1
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.2)	0.1

Net Income Attributable to D&B	$104.2	$61.2

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B
Common Shareholders	$1.95	$1.06
Income from Discontinued Operations Attributable to D&B
Common Shareholders	—	0.02

Net Income Attributable to D&B Common Shareholders	$1.95	$1.08

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B
Common Shareholders	$1.93	$1.05
Income from Discontinued Operations Attributable to D&B
Common Shareholders	—	0.01

Net Income Attributable to D&B Common Shareholders	$1.93	$1.06

Weighted Average Number of
Shares Outstanding - Basic	53.0	56.0
Weighted Average Number of
Shares Outstanding - Diluted	53.7	57.1
Amounts Attributable to D&B Common Shareholders
Income from Continuing Operations, Net of Income Taxes	$104.2	$60.1
Income from Discontinued Operations, Net of Income Taxes	—	1.1

Net Income Attributable to D&B	$104.2	$61.2

Cash Dividend Paid Per Common Share	$0.34	$0.30
Comprehensive Income Attributable to D&B	$99.7	$57.2

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	March 31, 2009	December 31, 2008
		(as adjusted, see Note 2)
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$179.9	$164.2
Accounts Receivable, Net of Allowance of $14.4 at March 31, 2009 and $17.4 at December 31, 2008	401.6	461.8
Other Receivables	9.7	11.4
Prepaid Taxes	29.3	3.9
Deferred Income Tax	29.2	29.9
Current Assets Held for Sale	32.4	—
Other Current Assets	23.5	24.6

Total Current Assets	705.6	695.8

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $76.5 at March 31, 2009 and $80.7 at December 31, 2008	51.7	53.1
Prepaid Pension Costs	0.1	0.1
Computer Software, Net of Accumulated Amortization of $307.4 at March 31, 2009 and $303.7 at December 31, 2008	93.6	96.0
Goodwill	407.7	397.6
Deferred Income Tax	187.8	190.0
Other Receivables	44.8	43.4
Other Intangibles	76.5	65.3
Other Non-Current Assets	46.8	44.7

Total Non-Current Assets	909.0	890.2

Total Assets	$1,614.6	$1,586.0

LIABILITIES
Current Liabilities
Accounts Payable	$58.4	$63.0
Accrued Payroll	59.2	115.1
Accrued Income Tax	4.7	29.8
Current Liabilities Held for Sale	40.2	—
Short-Term Debt	0.6	0.5
Other Accrued and Current Liabilities (Note 6)	164.5	163.6
Deferred Revenue	554.3	536.5

Total Current Liabilities	881.9	908.5

Pension and Postretirement Benefits	486.5	504.8
Long-Term Debt	900.0	904.3
Liabilities for Unrecognized Tax Benefits	96.9	81.6
Other Non-Current Liabilities	34.6	37.4

Total Liabilities	2,399.9	2,436.6

Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	204.5	206.1
Retained Earnings	1,668.8	1,582.8
Treasury Stock, at cost, 28.8 shares at March 31, 2009 and 28.6 shares at December 31, 2008	(1,939.2)	(1,924.4)
Accumulated Other Comprehensive Income (Loss)	(726.4)	(722.0)

Total D&B Shareholders’ Equity (Deficit)	(791.5)	(856.7)

Noncontrolling Interest	6.2	6.1

Total Equity (Deficit)	(785.3)	(850.6)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,614.6	$1,586.0

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$104.4	$61.1
Less:
Gain from Sale of Discontinued Operations	—	0.4
Net Income from Discontinued Operations	—	0.7

Net Income from Continuing Operations	$104.4	$60.0
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	15.7	13.4
Amortization of Unrecognized Pension Loss	4.8	2.3
Income Tax Benefit from Stock-Based Awards	8.2	8.8
Excess Tax Benefit on Stock-Based Awards	(3.2)	(3.6)
Equity-Based Compensation	7.6	8.3
Restructuring Charge	1.3	10.4
Restructuring Payments	(6.6)	(3.3)
Deferred Income Taxes, Net	12.4	0.4
Accrued Income Taxes, Net	(54.5)	6.8
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	36.6	38.9
Decrease in Other Current Assets	4.1	3.1
Increase in Deferred Revenue	38.4	56.6
Decrease in Accounts Payable	(0.4)	(5.0)
Net (Decrease) Increase in Accrued Liabilities	(35.9)	(54.0)
Net Increase (Decrease) in Other Accrued and Current Liabilities	1.6	(4.1)
Changes in Non-Current Assets and Liabilities:
Net Decrease (Increase) in Other Long-Term Assets	3.6	(8.8)
Net Decrease in Long-Term Liabilities	(15.3)	(3.7)
Net, Other Non-Cash Adjustments	0.1	—

Net Cash Provided by Operating Activities from Continuing Operations	122.9	126.5
Net Cash Provided by Operating Activities from Discontinued Operations	—	2.6

Net Cash Provided by Operating Activities	122.9	129.1

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	—	6.5
Payments for Acquisitions of Businesses, Net of Cash Acquired	(30.5)	(8.0)
Investment in Debt Security	(5.0)	—
Cash Settlements of Foreign Currency Contracts	(0.6)	(0.5)
Capital Expenditures	(1.8)	(2.3)
Additions to Computer Software and Other Intangibles	(13.4)	(15.1)
Net, Other	—	0.1

Net Cash (Used in) Provided by Investing Activities from Continuing Operations	(51.3)	(19.3)
Net Cash (Used in) Investing Activities from Discontinued Operations	—	(11.7)

Net Cash (Used in) Provided by Investing Activities	(51.3)	(31.0)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(42.1)	(119.5)
Net Proceeds from Stock-Based Awards	8.7	5.0
Payment of Bond Issuance Costs	—	(0.2)
Payments of Dividends	(18.2)	(16.9)
Proceeds from Borrowings on Credit Facilities	43.9	110.5
Payments of Borrowings on Credit Facilities	(48.2)	(45.3)
Termination of Interest Rate Derivatives	—	(8.5)
Excess Tax Benefit on Stock-Based Awards	3.2	3.6
Net, Other	(0.1)	0.1

Net Cash Used in Financing Activities	(52.8)	(71.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.1)	(0.9)

Increase in Cash and Cash Equivalents	15.7	26.0
Cash and Cash Equivalents, Beginning of Period	164.2	189.7

Cash and Cash Equivalents, End of Period	179.9	215.7

Cash and Cash Equivalents of Discontinued Operations, End of Period	—	—

Cash and Cash Equivalents of Continuing Operations, End of Period	$179.9	$215.7

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Income Taxes, Net of Refunds	$35.6	$17.8
Interest	$9.0	$13.6

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

	For the Quarter Ended March 31, 2009
					Accumulated Other Comprehensive Income (Loss)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	SFAS 158/Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity	Comprehensive Income (Loss)
	(Dollar amounts in millions, except per share data)
Balance, December 31, 2007	0.8	196.4	1,320.7	(1,603.8)	(133.0)	(223.1)	1.9	(440.1)	3.6	(436.5)

Net Income			310.6					310.6	2.4	313.0	$313.0
Equity-Based Plans		3.2		61.3				64.5		64.5
Treasury Shares Acquired				(381.9)				(381.9)		(381.9)
Pension Adjustments, net of tax of $186.9						(291.1)		(291.1)		(291.1)	(291.1)
Dividend Declared			(48.5)					(48.5)		(48.5)
Adjustments to Legacy Tax Matters		6.5						6.5		6.5
Change in Cumulative Translation Adjustment					(71.3)			(71.3)	0.5	(70.8)	(70.8)
Acquisitions/Joint Ventures								—	(0.4)	(0.4)
Derivative Financial Instrument, net of tax of $3.4							(5.4)	(5.4)		(5.4)	(5.4)

Total Comprehensive Income (Loss)											$(54.3)

Balance, December 31, 2008	$0.8	$206.1	$1,582.8	$(1,924.4)	$(204.3)	$(514.2)	$(3.5)	$(856.7)	$6.1	$(850.6)

Comprehensive Income Attributable to the Noncontrolling Interest											(2.4)

Comprehensive Income Attributable to D&B											$(56.7)

Net Income			104.2					104.2	0.2	104.4	$104.4
Equity-Based Plans		(3.2)		27.2				24.0		24.0
Treasury Shares Acquired				(42.0)				(42.0)		(42.0)
Pension Adjustments, net of tax of $1.8						2.9		2.9		2.9	2.9
Dividend Declared			(18.2)					(18.2)		(18.2)
Adjustments to Legacy Tax Matters		1.6						1.6		1.6
Change in Cumulative Translation Adjustment					(7.1)			(7.1)	(0.1)	(7.2)	(7.2)
Derivative Financial Instruments, no tax impact							(0.2)	(0.2)		(0.2)	(0.2)

Total Comprehensive Income (Loss)											$99.9

Balance, March 31, 2009	$0.8	$204.5	$1,668.8	$(1,939.2)	$(211.4)	$(511.3)	$(3.7)	$(791.5)	$6.2	$(785.3)

Comprehensive Income Attributable to the Noncontrolling Interest											(0.2)

Comprehensive Income Attributable to D&B											$99.7

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Note 1 — Basis of Presentation

These interim unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2008. The unaudited consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.

All significant inter-company transactions have been eliminated in consolidation.

As of January 1, 2009, Canada has been moved out of our International segment and into our renamed “North America” segment (formerly our United States (“U.S.”) segment). Therefore, on January 1, 2009, we began managing our operations through the following two segments: North America (which consists of the U.S. and Canada) and International (which consists of our operations in Europe, Asia Pacific and Latin America). We have conformed historical amounts to reflect the new segment structure.

The financial statements of the subsidiaries outside North America reflect three month periods ended February 28, 2009 and February 29, 2008, in order to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

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

Significant Accounting Policies

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. During the three months ended March 31, 2009, we updated our significant accounting policies as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Earnings Per Share of Common Stock. Effective January 1, 2009, we adopted Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or “EITF No. 03-6-1.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” or “SFAS No. 128.” SFAS No. 128 defines EPS as “the amount of earnings attributable to each share of common stock,” and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders and should be included in the calculation of basic and diluted EPS. EITF No. 03-6-1 is applied retrospectively to all prior-period EPS data presented. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities.

Fair Value Measurements. Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” or “SFAS No. 157,” which have been applied prospectively beginning January 1, 2008 for all financial assets and liabilities recognized in the consolidated financial statements at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. For all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis, we applied the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157,” or “FSP FAS 157-2,” and delayed the effective date of SFAS No. 157 until January 1, 2009. Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. On January 1, 2009, the measurement provisions of SFAS No. 157 were adopted to measure these non-recurring non-financial assets and liabilities at fair value.

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

Note 2 — Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or “FSP FAS 107-1 and APB 28-1,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” or “SFAS No. 107,” to require disclosures about fair value of financial instruments for interim reporting periods as well as for annual reporting periods. FSP FAS 107-1 and APB 28-1 also amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. FSP FAS 107-1 and APB 28-1 does not require disclosure for earlier periods presented for comparative purposes at initial adoption. We will adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or “FSP FAS 141(R)-1,” which amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations,” or “SFAS No. 141(R),” to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 requires assets acquired or liabilities assumed in a business combination that arise from a contingency to be recognized at fair value if the acquisition-date fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. FSP FAS 141(R)-1 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted FSP FAS 141(R)-1 in the first quarter of 2009.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly,” or “FSP FAS 157-4,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and is applied prospectively. Revisions resulting from a change in valuation technique resulting from the adoption of FSP FAS 157-4 shall be accounted for as a change in accounting estimate under SFAS No. 154, “Accounting Changes and Error Corrections,” or “SFAS No. 154,” with disclosures made for the change in valuation technique and related inputs. FSP FAS 157-4 does not require disclosure for earlier periods presented for comparative purposes at initial adoption. We will adopt FSP FAS 157-4 in the second quarter of 2009.

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for non-recurring non-financial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Non-financial assets and liabilities include, among others: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities. We applied the provisions of FSP FAS 157-2 and delayed the effective date of SFAS No. 157 for non-recurring non-financial assets and liabilities until January 1, 2009. The adoption of FSP FAS 157-2 as of January 1, 2009 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. SFAS No. 157 does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We applied the provisions of FSP FAS 157-2 and delayed the effective date of SFAS No. 157 until January 1, 2009 related to non-recurring non-financial assets and liabilities. The adoption of SFAS No. 157 on January 1, 2008 for financial assets and liabilities and the adoption of FSP FAS 157-2 on January 1, 2009 for non-recurring non-financial assets and liabilities did not have a material impact on our consolidated financial statements.

In June 2008, the EITF reached a consensus on EITF No. 03-6-1. EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128. SFAS No. 128 defines EPS as “the amount of earnings attributable to each share of common stock,” and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders and should be included in the calculation of basic and diluted EPS. EITF No. 03-6-1 would apply retrospectively to all prior-period EPS data presented for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. We adopted EITF No. 03-6-1 as of January 1, 2009, and it did not have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or “FSP FAS 142-3,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. GAAP principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The measurement provision of this standard will apply only to intangible assets acquired after the effective date. We adopted FSP FAS 142-3 in the first quarter of 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133,” or “SFAS No. 161.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We adopted SFAS No. 161 in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 141(R). This statement replaces SFAS No. 141, “Business Combinations,” or “SFAS No. 141.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141(R) in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” or “SFAS No. 160.” SFAS No. 160 establishes accounting and reporting standards that require: the ownership interests in subsidiaries held by third parties other than the parent; the amount of consolidated net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS No. 160 also establishes disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; however application of SFAS No. 160’s disclosure and presentation is retroactive. Earlier adoption of SFAS No. 160 is prohibited. We adopted SFAS No. 160 in the first quarter of 2009. The adoption of SFAS No. 160 as of January 1, 2009 did not have a material impact on our consolidated financial statements.

Note 3 — Restructuring Charge

Financial Flexibility is an ongoing process by which we seek to reallocate our spending from low-growth or low-value activities to other activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. With each initiative, we have incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income). These charges are incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility initiatives.

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

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

During the three months ended March 31, 2009, we recorded a $1.3 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $0.9 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 25 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.4 million.

During the three months ended March 31, 2008, we recorded a $10.4 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $7.4 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 125 employees were impacted; and

•	Severance and termination costs of $3.0 million in accordance with the provisions of SFAS No. 146 were recorded. In total, approximately 40 employees were impacted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with SFAS No. 112 and/or SFAS No. 146, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2008	$21.7	$0.2	$21.9
Charge Taken during First Quarter 2009	0.9	0.4	1.3
Payments during First Quarter 2009	(6.4)	(0.2)	(6.6)

Balance Remaining as of March 31, 2009	$16.2	$0.4	$16.6

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2007	$6.2	$0.2	$6.4
Charge Taken during First Quarter 2008	10.4	—	10.4
Payments during First Quarter 2008	(3.2)	(0.1)	(3.3)

Balance Remaining as of March 31, 2008	$13.4	$0.1	$13.5

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	At March 31, 2009	At December 31, 2008
Debt Maturing Within One Year:
Other	$0.6	$0.5

Total Debt Maturing Within One Year	$0.6	$0.5

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.3 million discount as of March 31, 2009 and December 31, 2008, respectively)	$699.7	$699.7
Credit Facilities	199.0	203.4
Other	1.3	1.2

Total Debt Maturing After One Year	$900.0	$904.3

Fixed-Rate Notes

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below our A- credit rating on the date of issuance of the 2013 notes or subsequently upgraded. The maximum adjustment is 2.00% above the initial interest rate. As of March 31, 2009, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. The 2013 notes are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at March 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

On January 30, 2008, we entered into interest rate derivative transactions with aggregate notional amounts of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in accumulated other comprehensive income, or “AOCI.” In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a payment of $8.5 million on March 28, 2008, the date of termination. The payments are recorded in AOCI and will be amortized over the life of the 2013 notes.

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes, bearing interest at a fixed annual rate of 6.625% that matured on March 15, 2006. The 2011 notes of $299.7 million, net of $0.3 million remaining discount, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively.

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

Credit Facilities

At March 31, 2009 and December 31, 2008, we had a $650 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $650 million credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to earnings before income taxes, depreciation and amortization (“EBITDA”) ratios (defined in the credit agreement). We were in compliance with these covenants at March 31, 2009 and at December 31, 2008.

At March 31, 2009, we had $199.0 million of borrowings outstanding under the $650 million credit facility with a weighted average interest rate of 0.72%. At December 31, 2008, we had $203.4 million of borrowings outstanding under the $650 million credit facility with a weighted average interest rate of 0.88%. We borrowed under these facilities from time-to-time during the three months ended March 31, 2009 to fund our share repurchases, acquisition strategy and working capital needs. The $650 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We have not borrowed under our commercial paper program as of and for the three months ended March 31, 2009 or as of and for the year ended December 31, 2008.

In December 2008 and January 2009, we entered into interest rate swap agreements with an aggregate notional amount of $100 million, and designated these swaps as cash flow hedges against variability in cash flows related to our $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. Approximately $1.0 million of net derivative losses associated with these swaps was included in AOCI at March 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Other

At March 31, 2009 and December 31, 2008, certain of our international operations had non-committed lines of credit of $8.0 million and $8.2 million, respectively. There were no borrowings outstanding under these lines of credit at March 31, 2009 or December 31, 2008. These arrangements have no material commitment fees and no compensating balance requirements.

We were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $3.7 million at March 31, 2009 and December 31, 2008, respectively.

Interest paid totaled $9.0 million and $13.6 million during the three months ended March 31, 2009 and March 31, 2008, respectively.

Note 5 — Earnings Per Share

Effective January 1, 2009, we adopted EITF No. 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in EPS under the two-class method described in SFAS No. 128. SFAS No. 128 defines EPS as “the amount of earnings attributable to each share of common stock,” and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders and should be included in the calculation of basic and diluted EPS. EITF No. 03-6-1 is applied retrospectively to all prior-period EPS data presented. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding was 0.4 million shares for each of the three months ended March 31, 2009 and 2008, respectively.

	March 31,
	2009	2008
		(as adjusted)
Income From Continuing Operations Attributable to D&B Common Shareholders	$104.2	$60.1
Less: Allocation to Participating Securities	(0.7)	(0.4)

Income from Continuing Operations Applicable to D&B Common Shareholders—Basic	103.5	59.7
Effect of Dilutive Shares—Unvested Restricted Stock	—	—

Income from Continuing Operations Applicable to Common Shareholders—Diluted	103.5	59.7
Income from Discontinued Operations—Net of Income taxes	—	1.1

Net Income Attributable to D&B Common Shareholders—Basic	$103.5	$60.8

Net Income Attributable to D&B Common Shareholders—Diluted	$103.5	$60.8

Weighted Average Number of Shares Outstanding—Basic	53.0	56.0
Dilutive Effect of Our Stock Incentive Plan	0.7	1.1

Weighted Average Number of Shares Outstanding—Diluted	53.7	57.1

Basic Earnings Per Share of Common Stock:
Income From Continuing Operations Attributable to D&B Common Shareholders	$1.95	$1.06
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	0.02

Net Income Attributable to D&B Common Shareholders	$1.95	$1.08

Diluted Earnings Per Share of Common Stock:
Income From Continuing Operations Attributable to D&B Common Shareholders	$1.93	$1.05
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	0.01

Net Income Attributable to D&B Common Shareholders	$1.93	$1.06

Stock-based awards to acquire 1.1 million and 0.6 million shares of common stock were outstanding at March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire 10 years from the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Our share repurchases were as follows:

	For the Three Months Ended March 31,
	2009				2008
	Shares			$ Amount	Shares			$ Amount
	(Share data in millions)
Share Repurchase Programs	0.2	(a	)	$15.0	1.0	(a	)(b)	$84.9
Repurchases to Mitigate the Dilutive Effect of the
Shares Issued Under Our Stock Incentive Plans and
Employee Stock Purchase Plan	0.4	(c	)	$27.1	0.4	(c	)	34.6

Total Repurchases	0.6			$42.1	1.4			$119.5

(a)	In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of our then existing $200 million repurchase program. We repurchased 0.2 million and 0.7 million shares of common stock for $15.0 million and $58.1 million under this repurchase program during the three months ended March 31, 2009 and March 31, 2008, respectively. We anticipate that this program will be completed by February 2010.
(b)	In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program, which began in July 2007. We repurchased 0.3 million shares of common stock for $26.8 million under this repurchase program during the three months ended March 31, 2008. This program was completed in February 2008.
(c)	In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan (“ESPP”). This program expires in August 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 6 — Other Accrued and Current Liabilities

	At March 31,	At December 31,
	2009	2008
Restructuring Accruals	$16.6	$21.9
Professional Fees	43.6	35.9
Operating Expenses	33.3	34.1
Spin-Off Obligation(1)	21.2	21.2
Other Accrued Liabilities	49.8	50.5

	$164.5	$163.6

(1)	As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2007, and made estimated tax deposits for 2008 and 2009, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to tax years 2003 to the first quarter of 2009 of approximately $21.2 million in the aggregate for such years. We have paid over the years to Moody’s/D&B2 approximately $30.1 million under the TAA. We did not make any payments during the three months ended March 31, 2009. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of March 31, 2009, current and former employees of D&B held 0.3 million Moody’s stock options. These stock options had a weighted average exercise price of $10.95 and a remaining weighted average contractual life of less than one year. All of these stock options are currently exercisable. We and Moody’s are trying to amicably resolve this matter.

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

We believe that the resolution of the remaining exposure to the IRS under the Royalty Expense Deductions matter and the foregoing dispute with IMS and NMR will not have a material adverse impact on D&B’s financial position, results of operations or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. Plaintiffs selected six “focus” cases, which do not include Hoover’s, and which are intended to serve as test cases. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. On March 26, 2008, the district court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, Plaintiffs withdrew their motion for class certification without prejudice. On April 3, 2009, the plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes Hoover’s, the underwriter defendants in the Hoover’s class action, and the plaintiff class in the Hoover’s class action. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Hoover’s. The settlement is subject to termination by the parties under certain circumstances, and is subject to Court approval. There is no assurance that the settlement will be concluded or that the Court will approve the settlement. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.

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

Note 8 — Income Taxes

Effective Tax Rate From Continuing Operations

For the three months ended March 31, 2009, our effective tax rate was 1.6% as compared to 36.1% for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was positively impacted by benefits derived from worldwide legal entity simplification as well as favorable settlements of worldwide tax audits.

FIN 48

The total amount of unrecognized tax benefits as of March 31, 2009 was $123.7 million. During the three months ended March 31, 2009, we increased our unrecognized tax benefits by $15.1 million from the year ended December 31, 2008. The increase is primarily related to the implementation of a worldwide legal entity simplification. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $94.0 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits will decrease by approximately $23 million within the next twelve months as a result of not pursuing certain refund claims which were denied by the IRS in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examinations by the IRS for years prior to 2004. In state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2005. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2004. The IRS has commenced an examination of our 2004, 2005, and 2006 tax periods. We expect the examination will be completed in the first quarter of 2011.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three months ended March 31, 2009 and 2008 was $0.6 million and $0.8 million, respectively, net of tax benefits. The total amount of accrued interest as of March 31, 2009 and 2008 was $7.9 million and $7.7 million, respectively, net of tax benefits.

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic (income) cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans		Postretirement Benefit Obligations
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2009	2008	2009	2008
Components of Net Periodic Cost:
Service cost	$1.5	$1.6	$0.1	$0.2
Interest cost	22.7	23.9	1.2	1.2
Expected return on plan assets	(28.8)	(30.7)	—	—
Amortization of prior service cost	0.2	0.2	(0.9)	(1.9)
Recognized actuarial loss (gain)	6.0	4.3	(0.5)	(0.4)

Net Periodic (Income) Cost	$1.6	$(0.7)	$(0.1)	$(0.9)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that we expected to contribute $25.3 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $9.7 million to our postretirement benefit plan for the year ended December 31, 2009. As of March 31, 2009, we have made contributions to our U.S. Non-Qualified and non-U.S. pension plans and postretirement benefit plan of $6.5 million and $2.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 10 — Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. As of January 1, 2009, Canada has been moved out of our International segment and into our renamed “North America” segment (formerly our U.S. segment). Therefore, on January 1, 2009, we began managing our operations through the following two segments: North America (which consists of the U.S. and Canada) and International (which consists of our operations in Europe, Asia Pacific and Latin America). We have conformed historical amounts to reflect the new segment structure. Our customer solution sets are Risk Management Solutions ™, Sales & Marketing Solutions ™ and Internet Solutions ™. Inter-segment sales are immaterial and no single customer accounted for 10% or more of the our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility initiatives, are not allocated to our business segments.

	For the Three Months Ended March 31,
	2009	2008
Revenue:
North America	$321.2	$332.7
International	86.2	82.0

Consolidated Total	$407.4	$414.7

Operating Income (Loss):
North America	$123.2	$123.0
International	11.6	8.6

Total Divisions	134.8	131.6
Corporate and Other(1)	(20.1)	(31.3)

Consolidated Total	114.7	100.3
Non-Operating Income (Expense), Net	(9.0)	(6.7)

Income from Continuing Operations Before Provision for Income Taxes and Equity in Net Income of Affiliates	$105.7	$93.6

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended March 31,
	2009	2008
Corporate Costs	$(14.4)	$(17.7)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(4.4)	(3.2)
Restructuring Expense	(1.3)	(10.4)

Total Corporate and Other	$(20.1)	$(31.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended March 31,
	2009	2008
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$207.4	$209.2
Sales & Marketing Solutions	84.2	94.0
Internet Solutions	29.6	29.5

Total North America Revenue	321.2	332.7

International:
Risk Management Solutions	66.9	65.1
Sales & Marketing Solutions	18.6	15.7
Internet Solutions	0.7	1.2

Total International Revenue	86.2	82.0

Consolidated Total:
Risk Management Solutions	274.3	274.3
Sales & Marketing Solutions	102.8	109.7
Internet Solutions	30.3	30.7

Consolidated Total	$407.4	$414.7

	At March 31, 2009	At December 31, 2008
Assets:
North America	$765.0	$774.6
International	542.2	540.0

Total Divisions	1,307.2	1,314.6
Corporate and Other (primarily taxes)	307.4	271.4

Consolidated Total	$1,614.6	$1,586.0

Goodwill(2):
North America	$242.6	$228.0
International	165.1	169.6

Consolidated Total	$407.7	$397.6

(2)	The increase in goodwill in the North America segment from $228.0 million at December 31, 2008 to $242.6 million at March 31, 2009 was attributable to the acquisition of Quality Education Data (“QED”). See Note 11 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. The decrease in goodwill in the International segment from $169.6 million at December 31, 2008 to $165.1 million at March 31, 2009 was due to purchase accounting adjustments for customer relationship intangible assets attributable to the consolidation of our majority owned joint venture in Dun & Bradstreet Information Services India Private Limited (“D&B India”), which had been previously minority owned, offset by a positive impact of foreign currency translation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 11 — Acquisitions

Quality Education Data

During the first quarter of 2009, we acquired substantially all of the assets and assumed certain liabilities related to QED, a division of Scholastic Inc., for $29.0 million with cash on hand. QED is a provider of educational data and services business located in Denver, Colorado. QED is a natural fit with our Sales & Marketing Solutions as both provide education marketers with high quality data and services.

The transaction was valued at $29.0 million and recorded in accordance with SFAS No. 141(R). The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $14.6 million and $13.1 million, respectively. The goodwill was assigned to our North America reporting unit. Of the $13.1 million of acquired intangible assets, $8.0 million was assigned to customer relationships, $2.5 million was assigned to database, $2.4 million was assigned to technology and $0.2 million was assigned to trade name. These intangible assets, with useful lives from seven to 16.5 years, are being amortized over a weighted-average useful life of 10.4 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The purchase price of QED was largely determined on the basis of management’s expectations of future earnings and cash flows resulting in the recognition of goodwill. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2009 is not material, and, as such, pro forma financial results have not been presented.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed in connection with the acquisition.

The acquisition of QED was an asset acquisition and, as a result, the associated goodwill is deductible for tax purposes.

Visible Path

During the first quarter of 2008, we acquired substantially all of the assets and assumed certain liabilities related to Visible Path for $4.2 million. Visible Path is a web-based social networking service provider located in Foster City, California. We acquired the business in connection with the execution of our Internet strategy.

The transaction was valued at $4.3 million, inclusive of transaction costs of $0.1 million, recorded in accordance with SFAS No. 141. The acquisition was accounted for under the purchase method of accounting. We analyzed the fair value of tangible and intangible assets acquired and liabilities assumed, and we determined the excess of fair value of net assets acquired over cost. In accordance to SFAS No. 141, this excess fair value is allocated as a pro rata reduction of the amounts that otherwise would be assigned to the acquired assets other than cash and cash equivalents, trade receivables, inventory, financial instruments. As a result, we recorded intangible assets of $4.1 million. The intangible asset is related to proprietary technology with a useful life of and amortized over seven years. It is recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2008 is not material, and, as such, pro forma financial results have not been presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 12 — Financial Instruments

In March 2008, the FASB issued SFAS No. 161, which requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use foreign exchange forward contracts to hedge short-term foreign currency denominated loans, investments and certain third-party and intercompany transactions. From time-to-time, we use foreign exchange option contracts to reduce our International earnings exposure to adverse changes in foreign exchange rates. In addition, from time-to-time, we use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding debt or in anticipation of future debt issuance. We do not use derivative financial instruments for trading or speculative purposes.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Actions,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In accordance with SFAS No. 133, we designate our interest rate swaps as cash flow hedges.

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

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

In December 2008 and January 2009, we entered into interest rate swap agreements with an aggregate notional amount of $100 million, and designated these swaps as cash flow hedges against variability in cash flows related to our bank revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. Approximately $1.0 million of net derivative losses associated with these swaps was included in AOCI at March 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet as of March 31, 2009

	Asset Derivatives		Liability Derivatives
As of March 31,	2009		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133
Interest rate contracts		$—	Other Accrued & Current Liabilities	$(1.1)

Total derivatives designated as hedging instruments under SFAS No. 133		$—		$(1.1)

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Other Current Assets	$0.3	Other Accrued & Current Liabilities	$(2.2)

Total derivatives not designated as hedging instruments under SFAS No. 133		$0.3		$(2.2)

Total Derivatives		$0.3		$(3.3)

The Effect of Derivative Instruments on the Consolidated Statement of Operations at March 31, 2009

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009		2009		2009
Interest rate contracts	$(0.4)	Non-Operating Income (Expenses) - Net	$(0.3)	Non-Operating Income (Expenses) - Net	$—

Our forward exchange contracts and foreign exchange options are not designated as hedging instruments under SFAS No. 133.

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

As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term forward foreign exchange contracts. In addition, from time-to-time, we use foreign exchange option contracts to hedge certain foreign earnings and foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding forward exchange and option contracts are marked-to-market at the end of each quarter and are reflected within our consolidated financial statements.

As of March 31, 2009, the notional amount of our foreign exchange contracts was $225.5 million.

The Effect of Derivative Instruments on the Consolidated Statement of Operations at March 31, 2009

Derivatives not Designated as Hedging Instruments under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income On Derivative
		2009
Forward exchange contracts	Non-Operating Income (Expenses) - Net	$(2.5)

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 have been applied prospectively beginning January 1, 2008 for all financial assets and liabilities recognized in the consolidated financial statements at fair value. Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. The measurement provisions of SFAS No. 157 were not applied to measure these non-recurring non-financial assets and liabilities until January 1, 2009. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by SFAS No. 157, are as follows:

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

The following table summarizes fair value measurements by level at March 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Assets:
Cash and Cash Equivalents(1)	$113.4	$—	$—	$113.4
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$0.3	$—	$0.3

Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$2.2	$—	$2.2
Swap Arrangement(3)	$—	$1.1	$—	$1.1

(1)	Cash and cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less at the time of maturity.
(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
(3)	Primarily represents our interest rate swap agreements.

The following table summarizes fair value measurements by level at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 13 — Capital Stock

The total number of shares of all classes of stock that we have authority to issue under our Certificate of Incorporation is 220,000,000 shares, of which 200,000,000 shares, par value $0.01 per share, represent Common Stock (the “Common Stock”); 10,000,000 shares, par value $0.01 per share, represent Preferred Stock (the “Preferred Stock”); and 10,000,000 shares, par value $0.01 per share, represent Series Common Stock (the “Series Common Stock”). The Preferred Stock and the Series Common Stock can be issued with varying terms, as determined by our Board of Directors. Our Board of Directors has designated 500,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock, par value $0.01 per share, and 1,400,000 shares of the Preferred Stock as Series B Preferred Stock.

Preferred Stock Issuance

On February 24, 2009, we authorized 1,400,000 shares of 4.0% Series B Preferred Stock (the “Series B Preferred Stock”) and issued 1,345,757 of such shares to a wholly-owned subsidiary in an intercompany transaction in exchange for $1.2 billion of outstanding intercompany debt. This transaction was eliminated in the consolidation. This transaction was undertaken in connection with worldwide legal entity simplification. The Series B Preferred Stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The terms of the Series B Preferred Stock were set forth in a Certificate of Designation amending our Certificate of Incorporation effective as of February 24, 2009.

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

Results of discontinued operations were comprised of:

For the Three Months Ended March 31,
2008
Revenue	$4.1

Operating Income	$0.7
Non-Operating Income (Expense) - Net	—

Income before Provision for Income Taxes	0.7
Provision for Income Taxes	—

Income from Discontinued Operations	$0.7

Note 15 — Subsequent Events

Dividend Declaration

In May 2009, our Board of Directors approved the declaration of a dividend of $0.34 per share for the second quarter of 2009. This cash dividend will be payable on June 15, 2009 to shareholders of record at the close of business on May 29, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Obligations to Outsourcers

On May 6, 2009, and as part of our ongoing financial flexibility initiatives, we entered into Statement of Work Number 09 (the “SOW”) under its Global Master Services Agreement (the “Agreement”) with Acxiom Corporation to provide certain infrastructure management services that were formerly provided by Computer Sciences Corporation. Pursuant to the SOW, our data center operations, technology help desk and network management functions currently managed by CSC will transition to Acxiom. This is in addition to the grid computing capabilities currently outsourced to Acxiom for the operation of our Optimizer product.

The SOW has an initial term ending on October 31, 2014. We expect that services will begin transitioning from CSC to Acxiom immediately and be completed in the second quarter of 2010. Payments over the contract term will aggregate approximately $310 million to $325 million, with payments of approximately $95 million to $105 million to be made between execution date and October 31, 2010, inclusive of payments to be made to CSC during the transition period, and declining annually thereafter. The SOW provides for typical adjustments due to changes in volume, inflation and incremental project work. We expect that payments made for the provision of such services in 2009 will not differ materially from payments that were expected to be made under its current arrangement with CSC. However, we anticipate savings to be generated over the life of the contract.

The Agreement, as amended in connection with this transaction, and the SOW will be filed with our Form 10-Q for the quarterly period ending June 30, 2009.

Assets Held for Sale

We have reclassified the assets and liabilities relating to the domestic Italian operations to Assets and Liabilities Held for Sale in our unaudited consolidated balance sheet as of March 31, 2009. Assets Held for Sale of $32.4 million is primarily made up of accounts receivable and goodwill. Liabilities Held for Sale of $40.2 million is primarily made up of deferred revenue, accrued liabilities, postretirement obligation and accounts payable. We expect to sell our domestic Italian operations within approximately 60 days. The domestic Italian operations belong to our International segment. We expect to recognize a pre-tax gain of approximately $15 to $20 million in 2009. Our domestic Italian operations generated approximately $48 million in revenue in 2008 and approximately $1 million in operating income in 2008.

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

We provide customers with three solution sets, which meet a diverse set of customer needs globally. Customers use our Risk Management Solutions ™ to mitigate credit risk, increase cash flow and drive increased profitability; our Sales & Marketing Solutions ™ to increase revenue from new and existing customers; and our Internet Solutions ™ to convert prospects into clients faster by enabling business professionals to research companies, executives and industries.

As of January 1, 2009, Canada has been moved out of our International segment and into our renamed “North America” segment (formerly our United States (“U.S.”) segment). Therefore, on January 1, 2009, we began managing our operations through the following two segments: North America (which consists of the U.S. and Canada) and International (which consists of our operations in Europe, Asia Pacific and Latin America). We have conformed historical amounts to reflect the new segment structure.

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

From time-to-time we have analyzed and we may continue to further analyze core revenue growth before the effects of foreign exchange among two components, “organic core revenue growth” and “core revenue growth from acquisitions.” We analyze “organic core revenue growth” and “core revenue growth from acquisitions” because management believes this information provides an important insight into the underlying health of our business. Core revenue includes the revenue from acquired businesses from the date of acquisition.

We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and charges” because such charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and charges are our restructuring charges, which result from a foundational element of our growth strategy that we refer to as Financial Flexibility. Through Financial Flexibility, management identifies opportunities to improve the performance of the business in terms of quality, efficiency and cost, in order to generate savings primarily to invest for growth. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on such measures and a significant percentage weight is placed upon such measures before such charges in determining whether performance objectives have been achieved. Management believes that by eliminating restructuring charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long-term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “Corporate and Other” expenses and are not allocated to our business segments. See Note 10 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for financial information regarding our segments.

Similarly, when we evaluate the performance of our business as a whole, we focus on results (such as operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) before non-core gains and charges because such non-core gains and charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations and may drive behavior that does not ultimately maximize shareholder value. Additionally, for fiscal years 2008 and 2009 our non-GAAP (generally accepted accounting principles in the United States of America) measures reflect results on a continuing operations basis. It may be concluded from our presentation of non-core gains and charges that the items that result in non-core gains and charges may occur in the future.

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

In addition, we evaluate our North America Risk Management Solutions based on two metrics: (1) “subscription,” and “non-subscription,” and (2) “DNBi” and “non-DNBi.” We define “subscription” as contracts that allow customers’ unlimited use within predefined ranges, subject to certain conditions. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year and “non-subscription” as all other revenue streams. We define “DNBi” as our interactive, customizable online application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis and “non-DNBi” as all other revenue streams. Management believes these measures provide further insight into our performance and growth of our North America Risk Management Solutions revenue.

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

Overview

Total revenue and core revenue were the same for the three months ended March 31, 2009 and 2008. Therefore, our discussion of our results of operations for the three months ended March 31, 2009 and 2008, references only our core revenue results.

As of January 1, 2009, Canada has been moved out of our International segment and into our renamed “North America” segment (formerly our U.S. segment). Therefore, on January 1, 2009, we began managing our operations through the following two segments: North America (which consists of the U.S. and Canada) and International (which consists of our operations in Europe, Asia Pacific and Latin America). We have conformed historical amounts to reflect the new segment structure.

The financial statements of our subsidiaries outside North America reflect a fiscal quarter ended February 28, 2009 and February 29, 2008 to facilitate the timely reporting of our unaudited consolidated financial results and unaudited financial position.

The following table presents the contribution by segment to core revenue:

	For the Three Months Ended March 31,
	2009	2008
Revenue:
North America	79%	80%
International	21%	20%

The following tables present contributions by customer solution set to core revenue:

	For the Three Months Ended March 31,
	2009	2008
Revenue by Customer Solution Set:
Risk Management Solutions	68%	66%
Sales & Marketing Solutions	25%	27%
Internet Solutions	7%	7%

Our customer solution sets are discussed in greater detail in “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Risk Management Solutions

Our Traditional Risk Management Solutions generally consist of reports from our database used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2009	2008
Risk Management Solutions Revenue	77%	75%
Core Revenue	52%	49%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2009	2008
Risk Management Solutions Revenue	19%	21%
Core Revenue	13%	14%

Our Supply Management Solutions can help companies maximize revenue growth, contain costs and comply with external regulations. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2009	2008
Risk Management Solutions Revenue	4%	4%
Core Revenue	3%	3%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2009	2008
Sales & Marketing Solutions Revenue	39%	43%
Core Revenue	10%	12%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2009	2008
Sales & Marketing Solutions Revenue	61%	57%
Core Revenue	15%	15%

Critical Accounting Policies and Estimates

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Standards

See Note 2 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for disclosure of the impact that recent accounting pronouncements may have on our unaudited consolidated financial statements.

Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in Item 1. of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2008, all of which have been prepared in accordance with GAAP.

Consolidated Revenue

The following table presents our core revenue by segment:

	For the Three Months Ended March 31,
	2009	2008
	(Amounts in millions)
Revenue:
North America	$321.2	$332.7
International	86.2	82.0

Core Revenue	$407.4	$414.7

The following table presents our core revenue by customer solution set:

	For the Three Months Ended March 31,
	2009	2008
	(Amounts in millions)
Revenue:
Risk Management Solutions	$274.3	$274.3
Sales & Marketing Solutions	102.8	109.7
Internet Solutions	30.3	30.7

Core Revenue	$407.4	$414.7

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Core revenue decreased $7.3 million, or 2% (1% increase before the effect of foreign exchange). The decrease in core revenue was primarily driven by a decrease in North America revenue of $11.5 million, or 3% (both before and after the effect of foreign exchange), partially offset by an increase in International revenue of $4.2 million, or 5% (19% increase before the effect of foreign exchange). This decrease was primarily due to:

•	Lower purchases due to economic and budgetary pressures on our customers; and

•	The negative impact of foreign exchange;

partially offset by:

•

Growth in each of our subscription plans from existing customers willing to increase the level of business they do with us, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, within pre-defined ranges, provided such customers commit to an increased level of spend from their historical levels;

•

Increased revenue as a result of our consolidation of our majority owned joint ventures in Dun & Bradstreet Information Services India Private Limited (“D&B India”), which had been previously minority owned, and in China with HC International, Inc. in the fourth quarter of 2008; and

•	Increased revenue from our Asia Pacific market, primarily from our Tokyo Shoko Research/D&B Japan Joint Venture.

Customer Solution Sets

On a customer solution set basis, the $7.3 million decrease in core revenue reflects:

•

Risk Management Solutions was flat (4% increase before the effect of foreign exchange), which reflects a decrease in North America of $1.8 million, or 1% (flat before the effect of foreign exchange), partially offset by an increase in revenue in International of $1.8 million, or 3% (18% increase before the effect of foreign exchange);

•

A $6.9 million, or 6%, decrease in Sales & Marketing Solutions (5% decrease before the effect of foreign exchange). The decrease was driven by a decrease in North America of $9.8 million, or 10% (both before and after the effect of foreign exchange), partially offset by an increase in revenue in International of $2.9 million, or 18% (26% increase before the effect of foreign exchange); and

•

A $0.4 million, or 1%, decrease in Internet Solutions (flat before the effect of foreign exchange). The decrease was driven by a decrease in International of $0.5 million, or 42% (26% decrease before the effect of foreign exchange), partially offset by growth in North America of $0.1 million, or 1% (both before and after the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009	2008
	(Amounts in millions)
Operating Expenses	$116.9	$123.8
Selling and Administrative Expenses	158.8	166.8
Depreciation and Amortization	15.7	13.4
Restructuring Charge	1.3	10.4

Operating Costs	$292.7	$314.4

Operating Income	$114.7	$100.3

Operating Expenses

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Operating expenses decreased $6.9 million, or 6%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease was primarily due to the following:

•	Lower expenses related to reengineering efforts and decreased variable expenses (i.e., travel related expenses and professional fees); and

•	The positive impact of foreign exchange;

partially offset by:

•

Increased data acquisition costs and fulfillment costs primarily associated with our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, in China with HC International, Inc. and our Tokyo Shoko Research/D&B Japan Joint Venture.

Selling and Administrative Expenses

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Selling and administrative expenses decreased $8.0 million, or 5%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease was primarily due to the following:

•	Lower expenses related to reengineering efforts and decreased revenue (i.e., commissions and bonuses, travel related expenses and professional fees); and

•	The positive impact of foreign exchange;

partially offset by:

•

Increased selling expenses primarily associated with our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, in China with HC International, Inc., our Tokyo Shoko Research/D&B Japan Joint Venture and our acquisition of Quality Education Data (“QED”).

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and 401(k) Plan

We had net pension cost of $1.6 million and net pension income of $0.7 million for the three months ended March 31, 2009 and 2008, respectively. The increase in cost was primarily driven by higher actuarial loss amortization included in 2009 and a 22 basis points decrease in the discount rate applied to our U.S. plans in 2009.

We had postretirement benefit income of $0.1 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in income was primarily due to the amortization of the prior service credit which is now fully amortized in 2009. This prior service credit was related to the 2003 plan amendment to limit our insurance premium contribution.

We had expense associated with our 401(k) Plan of $3.9 million and $6.7 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in expense in 2009 was due to the amendment of our employer matching provision in the 401(k) Plan effective in February 2009 for all team members other than those noted below, we decreased our match formula from 100% to 50% of a team member’s contributions and to decrease the maximum match from seven percent (7%) to three percent (3%) of such team member’s eligible compensation, subject to certain 401(k) Plan limitations. With respect to senior management, the match has been reduced to zero.

We consider net pension income and postretirement benefit costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Stock-Based Compensation

For the three months ended March 31, 2009, we recognized total stock-based compensation expense of $7.6 million, compared to $8.3 million for the three months ended March 31, 2008.

Expense associated with our stock option programs was $3.9 million for the three months ended March 31, 2009, compared to $3.8 million for the three months ended March 31, 2008.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $3.4 million for the three months ended March 31, 2009, compared to $4.2 million for the three months ended March 31, 2008. The decrease was primarily due to lower expense associated with terminated employees as well as lower expense due to fewer awards being issued in 2009 as compared to the same period in 2008.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.3 million for the three months ended March 31, 2009 and 2008, respectively.

We expect total equity-based compensation of approximately $26.8 million for 2009. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization increased $2.3 million, or 17%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The increase for the three months ended March 31, 2009 was primarily driven by the increased capital costs for revenue generating investments to enhance our strategic capabilities (such as DNBi) and the amortization of acquired intangible assets.

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

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

During the three months ended March 31, 2009, we recorded a $1.3 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $0.9 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 25 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.4 million.

During the three months ended March 31, 2008, we recorded a $10.4 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $7.4 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 125 employees were impacted; and

•	Severance and termination costs of $3.0 million in accordance with the provisions of SFAS No. 146 were recorded. In total, approximately 40 employees were impacted.

Interest Income (Expense) — Net

The following table presents our “Interest Income (Expense) – Net” for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009	2008
	(Amounts in millions)
Interest Income	$1.1	$2.4
Interest Expense	(11.4)	(9.4)

Interest Income (Expense) - Net	$(10.3)	$(7.0)

For the three months ended March 31, 2009, interest income decreased $1.3 million and interest expense increased $2.0 million as compared to the three months ended March 31, 2008. The decrease in interest income is primarily attributable to lower interest rates and lower amounts of invested cash. The increase in interest expense is primarily attributable to higher amounts of debt outstanding, partially offset by lower interest rates.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009	2008
	(Amounts in millions)
Miscellaneous Other Income (Expense)—Net(a)	$1.1	$0.3
Effect of Legacy Tax Matters	0.2	—

Other Income (Expense)—Net	$1.3	$0.3

(a)	Miscellaneous Other Income (Expense) – Net increased for the three months ended March 31, 2009, compared to the three months ended March 31, 2008 primarily due to an increase in bank fees.

Provision for Income Taxes

For the three months ended March 31, 2009, our effective tax rate was 1.6% as compared to 36.1% for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was positively impacted by benefits derived from worldwide legal entity simplification as well as favorable settlements of worldwide tax audits.

FIN 48

The total amount of unrecognized tax benefits as of March 31, 2009 was $123.7 million. During the three months ended March 31, 2009, we increased our unrecognized tax benefits by $15.1 million from the year ended December 31, 2008. The increase is primarily related to the implementation of a worldwide legal entity simplification. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $94.0 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits will decrease by approximately $23 million within the next twelve months as a result of not pursuing certain refund claims which were denied by the IRS in 2007.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examinations by the IRS for years prior to 2004. In state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2005. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2004. The IRS has commenced an examination of our 2004, 2005, and 2006 tax periods. We expect the examination will be completed in the first quarter of 2011.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three months ended March 31, 2009 and 2008 was $0.6 million and $0.8 million, respectively, net of tax benefits. The total amount of accrued interest as of March 31, 2009 and 2008 was $7.9 million and $7.7 million, respectively, net of tax benefits.

Equity in Net Income of Affiliates

We recorded $0.3 million as Equity in Net Income of Affiliates for the three months ended March 31, 2009, as compared to $0.2 million for the three months ended March 31, 2008.

Discontinued Operations

On December 27, 2007, we completed the sale of our Italian real estate business which was part of our International segment and we have reclassified the historical financial results of the Italian real estate business as discontinued operations. We recorded $0.7 million of Income from Discontinued Operations, net of income tax expense, for the three months ended March 31, 2008. We have recorded a gain of $0.4 million (both pre-tax and after-tax) during the three months ended March 31, 2008.

Earnings per Share

Effective January 1, 2009, we adopted Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or “EITF No. 03-6-1.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” or “SFAS No. 128.” SFAS No. 128 defines EPS as “the amount of earnings attributable to each share of common stock,” and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders and should be included in the calculation of basic and diluted EPS. EITF No. 03-6-1 is applied retrospectively to all prior-period EPS data presented. The reclassification resulted in a four cent and two cent decrease to our basic and diluted EPS for 2008. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities.

We reported earnings per share, or “EPS,” for the three months ended March 31, 2009 and 2008, as follows:

	For the Three Months Ended March 31,
	2009	2008
		(as adjusted)
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$1.95	$1.06
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	0.02

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.95	$1.08

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$1.93	$1.05
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	0.01

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.93	$1.06

For the three months ended March 31, 2009, basic EPS attributable to D&B common shareholders increased 81%, compared with the three months ended March 31, 2008, primarily due to an increase of 70% in net income due to a lower tax provision as a result of benefits derived from worldwide legal entity simplification and a 5% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the three months ended March 31, 2009, diluted EPS of stock attributable to D&B common shareholders increased 82%, compared with the three months ended March 31, 2008, primarily due to an increase of 70% in net income due to a lower tax provision as a result of benefits derived from worldwide legal entity simplification and a 6% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases.

During the three months ended March 31, 2009, we repurchased 0.2 million shares of common stock for $15.0 million under our Board of Directors approved share repurchase program. In addition, we repurchased 0.4 million shares of common stock for $27.1 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

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

	For the Three Months Ended March 31,
	2009	2008
	(Amounts in millions)
Non-Core gains and (charges) included in Consolidated Operating Costs:
Restructuring charges related to our Financial Flexibility Programs	$(1.3)	$(10.4)

Non-Core gains and (charges) included in Other Income (Expense)- Net:
Effect of Legacy Tax Matters	$0.2	$0.4

Non-Core gains and (charges) included in Provision for Income Taxes:
Restructuring charges related to our Financial Flexibility Programs	$0.4	$3.9
Effect of Legacy Tax Matters	$(0.2)	$(0.4)
Interest on IRS Deposit	$—	$1.3
Benefits Derived From Worldwide Legal Entity Simplification	$33.2	$—

Segment Results

As of January 1, 2009, Canada has been moved out of our International segment and into our renamed “North America” segment (formerly our U.S. segment). Therefore, on January 1, 2009, we began managing our operations through the following two segments: North America (which consists of the U.S. and Canada) and International (which consists of our operations in Europe, Asia Pacific and Latin America). We have conformed historical amounts to reflect the new segment structure.

Our results are reported under the following two segments: North America and International. The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

North America

North America is our largest segment representing 79% of our core revenue for the three months ended March 31, 2009, as compared to 80% of our core revenue for the three months ended March 31, 2008.

The following table presents our North America core revenue by customer solution set and North America operating income for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008
	(Amounts in millions)
Revenue:
Risk Management Solutions	$207.4	$209.2
Sales & Marketing Solutions	84.2	94.0
Internet Solutions	29.6	29.5

North America Core Revenue	$321.2	$332.7

Operating Income	$123.2	$123.0

North America Overview

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

North America core revenue decreased $11.5 million, or 3% (both before and after the effect of foreign exchange), for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

North America Customer Solution Sets

On a customer solution set basis, the $11.5 million decrease in core revenue for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $1.8 million, or 1% (flat before the effect of foreign exchange).

For the three months ended March 31, 2009, Traditional Risk Management Solutions, which accounted for 74% of total North America Risk Management Solutions, increased 2% (3% increase before the effect of foreign exchange). The primary driver of this growth was:

•

Continued growth of our subscription plans, from existing customers who are willing to increase the level of business they do with us, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, within pre-defined ranges, provided such customers commit to an increased level of spend from their historical levels;

partially offset by:

•	Lower purchases of our legacy products.

For the three months ended March 31, 2009, Value-Added Risk Management Solutions, which accounted for 20% of total North America Risk Management Solutions, decreased 11% (10% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our legacy VAPs products due to economic and budgetary pressures on our customers; and

•	Shift in timing of early renewals (primarily into the fourth quarter of 2008);

partially offset by:

•	Higher purchases from existing customers of our value-added solutions enabled by our DNBi platform.

For the three months ended March 31, 2009, Supply Management Solutions, which accounted for 6% of total North America Risk Management Solutions, increased 8% (both before and after the effect of foreign exchange), on a small base.

We believe that we will continue to experience a greater percentage of sales of new solutions where revenue will be recognized in subsequent quarters. As a result, we believe that quarterly revenue will continue to be positively impacted by the recognition of deferred revenue from prior quarter sales, offset by the deferral of revenue from current sales into subsequent periods. Additionally, we are continuing to experience a decline in revenue from our legacy products which we expect will continue for the full year and will offset the growth we expect from our subscription plans.

Sales & Marketing Solutions

•	A decrease in Sales & Marketing Solutions of $9.8 million, or 10% (both before and after the effect of foreign exchange).

For the three months ended March 31, 2009, Traditional Sales & Marketing Solutions, which accounted for 37% of total North America Sales & Marketing Solutions, decreased 20% (19% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	Shift in timing of early renewals (primarily into the fourth quarter of 2008); and

•	Lower purchases of our legacy products due to economic and budgetary pressures on our customers;

partially offset by:

•	Increased revenue associated with our acquisition of Quality Education Data (“QED”) in the first quarter of 2008; and

•	New customer acquisitions.

For the three months ended March 31, 2009, Value-Added Sales & Marketing Solutions, which accounted for 63% of total North America Sales & Marketing Solutions, decreased 4% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Shift in timing of early renewals (primarily into the fourth quarter of 2008);

•	Lower purchases of our legacy products due to economic and budgetary pressures on our customers; and

partially offset by:

•	Higher commitments from our customers due to providing more value through bundled offerings.

Internet Solutions

•

An increase in Internet Solutions of $0.1 million, or 1% (both before and after the effect of foreign exchange). The slight increase was primarily due to growth in subscription revenue from prior quarters. We are experiencing a decline in sales due to a drop in renewal rates triggered by a reduction in the budgets of our customers.

North America Operating Income

North America operating income for the three months ended March 31, 2009 was $123.2 million, compared to $123.0 million for the three months ended March 31, 2008, an increase of $0.2 million, or flat. The slight increase in operating income was primarily attributable to:

•	Lower expenses related to reengineering efforts and decreased revenue (i.e., commissions and bonuses, travel related expenses and professional fees);

partially offset by:

•	A decrease in North America Revenue; and

•	An increase in expenses associated with the acquisition of QED.

International

International represented 21% of our core revenue for the three months ended March 31, 2009, as compared to 20% of our core revenue for the three months ended March 31, 2008.

The following table presents our International core revenue by customer solution set and International operating income for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008
	(Amounts in millions)
Revenue:
Risk Management Solutions	$66.9	$65.1
Sales & Marketing Solutions	18.6	15.7
Internet Solutions	0.7	1.2

International Core Revenue	$86.2	$82.0

Operating Income	$11.6	$8.6

International Overview

Three Months Ended Mach 31, 2009 vs. Three Months Ended March 31, 2008

International core revenue increased $4.2 million, or 5% (19% increase before the effect of foreign exchange), for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase was primarily due to:

•

Increased revenue as a result of our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, and in China with HC International, Inc. in the fourth quarter of 2008;

•	Increased revenue from our Asia Pacific market primarily from our Tokyo Shoko Research/D&B Japan Joint Venture; and

•	Growth in our subscription plans in certain of our European markets for existing customers who are increasing the level of business they do with us;

partially offset by:

•	The negative impact of foreign exchange.

International Customer Solution Sets

On a customer solution set basis, the $4.2 million increase in International core revenue for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $1.8 million, or 3% (18% increase before the effect of foreign exchange).

For the three months ended March 31, 2009, Traditional Risk Management Solutions, which accounted for 85% of International Risk Management Solutions, increased 6% (20% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

•	Increased revenue as a result of our consolidation of our majority owned joint venture in D&B India, which had been previously minority owned, in the fourth quarter of 2008;

•	Increased revenue from our Asia Pacific market primarily from our Tokyo Shoko Research/D&B Japan Joint Venture; and

•	Growth in our subscription plans in certain of our European markets for existing customers who are willing to increase the level of business they do with us;

partially offset by:

•	The negative impact of foreign exchange.

For the three months ended March 31, 2009, Value-Added Risk Management Solutions, which accounted for 14% of International Risk Management Solutions, decreased 11% (5% increase before the effect of foreign exchange) primarily due to the negative impact of foreign exchange partially offset by higher purchases from existing customers in certain of our European markets.

For the three months ended March 31, 2009, Supply Management Solutions, which accounted for 1% of International Risk Management Solutions, decreased 15% (2% increase before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $2.9 million, or 18% (26% increase before the effect of foreign exchange).

For the three months ended March 31, 2009, Traditional Sales & Marketing Solutions, which accounted for 48% of International Sales & Marketing Solutions, increased 2% (12% increase before the effect of foreign exchange). This increase was primarily due to:

•

Increased revenue as a result of our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, and in China with HC International, Inc. in the fourth quarter of 2008;

partially offset by:

•

A reclassification of certain of our results related to our Tokyo Shoko Research/D&B Japan Joint Venture revenue from traditional to value-added solutions to reflect classification consistent with our existing solution sets in the second quarter of 2008.

For the three months ended March 31, 2009, Value-Added Sales & Marketing Solutions, which accounted for 52% of International Sales & Marketing Solutions, increased 39% (42% increase before the effect of foreign exchange). The increase was primarily due to the reclassification of certain of our results related to our Tokyo Shoko Research/D&B Japan Joint Venture revenue discussed above in Traditional Sales & Marketing Solutions.

Internet Solutions

•	A decrease in Internet Solutions of $0.5 million, or 42% (26% decrease before the effect of foreign exchange).

International Operating Income

International operating income for the three months ended March 31, 2009 was $11.6 million, compared to $8.6 million for the three months ended March 31, 2008, an increase of $3.0 million, or 35%, primarily due to:

•	An increase in core revenue; and

•	Lower costs as a result of our reengineering efforts;

partially offset by:

•

Increased data acquisition costs and fulfillment costs primarily associated with our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, in China with HC International, Inc. and our Tokyo Shoko Research/D&B Japan Joint Venture; and

•

Higher variable selling expenses related to increased revenue (i.e., commissions, bonus, etc.) and our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, and in China with HC International, Inc.

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

We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (twelve months or less), including the cash cost of restructuring charges, transition costs, contractual obligations and contingencies (see Note 7 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. Such borrowings would be supported by our credit facility, when needed.

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

Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities was $122.9 million and $126.5 million for the three months ended March 31, 2009 and 2008, respectively. The $3.6 million decrease was primarily driven by:

•	An increase in tax payments compared to the prior period;

partially offset by:

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses.

Cash Used in Investing Activities from Continuing Operations

Net cash used in investing activities was $51.3 million for the three months ended March 31, 2009, as compared to net cash used in investing activities of $19.3 million for the three months ended March 31, 2008. The $32.0 million change primarily reflects the following activities:

•

During the three months ended March 31, 2009, in connection with our initiatives to drive long-term growth, we spent $30.5 million on acquisitions/joint ventures and other investments, net of cash acquired, as compared to $8.0 million, net of cash acquired, during the three months ended March 31, 2008. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q; and

•	During the three months ended March 31, 2008, we received approximately $6.5 million in cash from the sale of our Italian real estate business on December 27, 2007.

Cash Used in Financing Activities from Continuing Operations

Net cash used in financing activities was $52.8 million and $71.2 million for the three months ended March 31, 2009 and 2008, respectively. As set forth below, this $18.4 million decrease relates primarily to share repurchases and contractual obligations.

Share Repurchases

During the three months ended March 31, 2009, we repurchased 0.6 million shares of common stock for $42.1 million. The share repurchases are comprised of the following programs:

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of the then existing $200 million repurchase program. We repurchased 0.2 million shares of common stock for $15.0 million under the $400 million repurchase program during the three months ended March 31, 2009. We anticipate that the $400 million repurchase program will be completed by February 2010; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 0.4 million shares of common stock for $27.1 million under this program during the three months ended March 31, 2009. This program expires in August 2010.

During the three months ended March 31, 2008, we repurchased 1.4 million shares of common stock for $119.5 million. The share repurchases are comprised of the following programs:

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of the then existing $200 million repurchase program. We repurchased 0.7 million shares of common stock for $58.1 million under the $400 million repurchase program during the three months ended March 31, 2008; and

•

In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program, which began in July 2007. We repurchased 0.3 million shares of common stock for $26.8 million under this repurchase program during the three months ended March 31, 2008. This program was completed in February 2008.

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

In April 2008, we issued notes with a face value of $400 million that mature on April 1, 2013, bearing interest at a fixed annual rate of 6.00%, payable semi-annually, the “2013 notes.” The proceeds from this issuance were used to repay indebtedness under our credit facility.

On January 30, 2008, we entered into interest rate derivative transactions with aggregate notional amounts of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in accumulated other comprehensive income, or “AOCI.” In connection with the issuance of the 2013 notes, these interest rate derivative transactions were executed, resulting in a payment of $8.5 million at the date of termination. The payments are recorded in AOCI, and are being amortized over the life of the 2013 notes.

Credit Facility

At December 31, 2007, we had a $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. We had $199.0 million and $490.5 million of borrowings outstanding under the $650 million credit facility at March 31, 2009 and 2008, respectively. We borrowed under these facilities from time-to-time during the three months ended March 31, 2009 to fund our share repurchases, acquisition strategy and working capital needs.

In December 2008 and January 2009, we entered into interest rate swap agreements with an aggregate notional amount of $100 million, and designated these swaps as cash flow hedges against variability in cash flows related to our $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. Approximately $1.0 million of net derivative losses associated with these swaps was included in AOCI at March 31, 2009.

Future Liquidity—Sources and Uses of Funds

Share Repurchases and Dividends

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, our Board of Directors approved in August 2006, a four-year, five million share repurchase program. During the three months ended March 31, 2009, we repurchased 0.4 million shares of common stock for $27.1 million under this program with 1.4 million shares remaining to be repurchased.

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008. During the three months ended March 31, 2009, we repurchased 0.2 million shares of common stock for $15.0 million under this program with $112.3 million remaining under this program. We anticipate that the $400 million repurchase program will be completed by February 2010.

In February 2009, our Board of Directors approved a new $200 million share repurchase program. This new program will begin at the completion of our existing $400 million, two-year share repurchase program.

We are targeting our discretionary share repurchases of approximately $100 million to $150 million in 2009.

In May 2009, our Board of Directors approved the declaration of a dividend of $0.34 per share for the second quarter of 2009. This cash dividend will be payable on June 15, 2009 to shareholders of record at the close of business on May 29, 2009.

Contractual Obligations

On May 6, 2009, and as part of our ongoing financial flexibility initiatives, we entered into Statement of Work Number 09 (the “SOW”) under its Global Master Services Agreement (the “Agreement”) with Acxiom Corporation to provide certain infrastructure management services that were formerly provided by Computer Sciences Corporation. Pursuant to the SOW, our data center operations, technology help desk and network management functions currently managed by CSC will transition to Acxiom. This is in addition to the grid computing capabilities currently outsourced to Acxiom for the operation of our Optimizer product.

The SOW has an initial term ending on October 31, 2014. We expect that services will begin transitioning from CSC to Acxiom immediately and be completed in the second quarter of 2010. Payments over the contract term will aggregate approximately $310 million to $325 million, with payments of approximately $95 million to $105 million to be made between execution date and October 31, 2010, inclusive of payments to be made to CSC during the transition period, and declining annually thereafter. The SOW provides for typical adjustments due to changes in volume, inflation and incremental project work. We expect that payments made for the provision of such services in 2009 will not differ materially from payments that were expected to be made under its current arrangement with CSC. However, we anticipate savings to be generated over the life of the contract.

The Agreement, as amended in connection with this transaction, and the SOW will be filed with our Form 10-Q for the quarterly period ending June 30, 2009.

Spin-off Obligation

As part of our spin-off from Moody’s/D&B2 in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2007, and made estimated tax deposits for 2008 and 2009, consistent with the IRS’ rulings. We received (or believe we are due) the benefit of additional tax deductions, and under the TAA we may be required to reimburse Moody’s/D&B2 for the loss of income tax deductions relating to tax years 2003 to the first quarter of 2009 of approximately $21.2 million in the aggregate for such years. We have paid over the years to Moody’s/D&B2 approximately $30.1 million under the TAA. We did not make any payments during the three months ended March 31, 2009. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of March 31, 2009, current and former employees of D&B held 0.3 million Moody’s stock options. These stock options had a weighted average exercise price of $10.95 and a remaining weighted average contractual life of less than one year. All of these stock options are currently exercisable. We and Moody’s are trying to amicably resolve this matter.

Potential Payments in Tax and Legal Matters

We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Note 7 to our unaudited consolidated financial statements included in Part I. Item 1. of this Quarterly Report on Form 10-Q, and which is incorporated by reference into Part II. of this Quarterly Report on Form 10-Q. We believe we have adequate reserves recorded in our consolidated financial statements for our current exposures in these matters, where applicable, as described herein.

FIN 48

We adopted FIN 48 as of January 1, 2007. As a result, in addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2008, we have a total amount of unrecognized tax benefits of $123.7 million as of March 31, 2009. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $108.6 million.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2008.

Fair Value Measurements

As described in Note 12 to our unaudited consolidated financial statements included in Part I. Item 1. of this Quarterly Report on Form 10-Q, effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” or “SFAS No. 157,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and expands fair value measurement disclosures. As of March 31, 2009, we did not have any unobservable (Level 3) inputs in determining fair value.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of March 31, 2009, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended March 31, 2009, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended March 31, 2009, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(Amounts in millions, except per share data)
January 1 - 31, 2009	—	$—	—	—	$—
February 1 - 28, 2009	0.1	$74.62	0.1	—	$—
March 1 - 31, 2009	0.5	$72.47	0.5	—	$—

	0.6	$72.78	0.6	1.4	$112.3

(a)	During the three months ended March 31, 2009 we repurchased 0.4 million shares of common stock for $27.1 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in August 2006 and expires in August 2010. The maximum number of shares authorized for repurchase under this program is 5.0 million shares, of which 3.6 million shares have been repurchased as of March 31, 2009.
(b)	During the three months ended March 31, 2009, we repurchased 0.2 million shares of common stock for $15.0 million related to a previously announced $400 million, two-year share repurchase program approved by our Board of Directors in December 2007. This program began in February 2008 and we anticipate that this program will be completed by February 2010.

Item 5.	Other Information

Amended and Restated By-laws of the Registrant

On May 5, 2009, our Board of Directors approved an amendment to our By-laws. The Amended and Restated By-laws are attached hereto as Exhibit 3.2 to this Quarterly Report on Form 10-Q, and are incorporated herein by reference.

Technology Services Agreement

On May 6, 2009, and as part of our ongoing financial flexibility initiatives, we entered into Statement of Work Number 09 (the “SOW”) under its Global Master Services Agreement (the “Agreement”) with Acxiom Corporation to provide certain infrastructure management services that were formerly provided by Computer Sciences Corporation. Pursuant to the SOW, our data center operations, technology help desk and network management functions currently managed by CSC will transition to Acxiom. This is in addition to the grid computing capabilities currently outsourced to Acxiom for the operation of our Optimizer product.

The SOW has an initial term ending on October 31, 2014. We expect that services will begin transitioning from CSC to Acxiom immediately and be completed in the second quarter of 2010. Payments over the contract term will aggregate approximately $310 million to $325 million, with payments of approximately $95 million to $105 million to be made between execution date and October 31, 2010, inclusive of payments to be made to CSC during the transition period, and declining annually thereafter. The SOW provides for typical adjustments due to changes in volume, inflation and incremental project work. We expect that payments made for the provision of such services in 2009 will not differ materially from payments that were expected to be made under its current arrangement with CSC. However, we anticipate savings to be generated over the life of the contract.

The Agreement, as amended in connection with this transaction, and the SOW will be filed with our Form 10-Q for the quarterly period ending June 30, 2009.

Dun & Bradstreet Corporation 2009 Stock Incentive Plan

At our Annual Meeting of Shareholders held on May 5, 2009, shareholders voted upon and approved The Dun & Bradstreet Corporation 2009 Stock Incentive Plan. The 2009 Stock Incentive Plan is effective with respect to all awards granted to employees after the date of the Annual Meeting. Additional information concerning the 2009 Stock Incentive Plan was “previously reported” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934) in our definitive proxy statement related to the Annual Meeting, filed with the U.S. Securities and Exchange Commission on March 23, 2009. The 2009 Stock Incentive Plan and related forms of award agreements are attached hereto as Exhibits 10.2 through 10.7 to this Quarterly Report on Form 10-Q, and are incorporated herein by reference.

Item 6.	Exhibits

Exhibit 3.2	—	Amended and Restated By-laws of the Registrant.

Exhibit 10.1	—	The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

Exhibit 10.2	—	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

Exhibit 10.3	—	Form of Restricted Stock Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

Exhibit 10.4	—	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

Exhibit 10.5	—	Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ Anastasios G. Konidaris
Anastasios G. Konidaris
Senior Vice President and Chief Financial Officer

Date:	May 6, 2009

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller

Date:	May 6, 2009