Form 10-Q
period 2009-06-30
DUN & BRADSTREET CORP/NW
filed 2009-08-05
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at June 30, 2009
Common Stock, par value $0.01 per share	52,763,168

THE DUN & BRADSTREET CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(as adjusted, see Note 2)		(as adjusted, see Note 2)
	(Amounts in millions, except per share data)
Revenue	$416.9	$427.7	$824.3	$842.4

Operating Expenses	129.5	122.1	246.4	245.9
Selling and Administrative Expenses	161.7	184.5	320.5	351.3
Depreciation and Amortization	12.9	13.9	28.6	27.3
Restructuring Charge	2.8	1.2	4.1	11.6

Operating Costs	306.9	321.7	599.6	636.1

Operating Income	110.0	106.0	224.7	206.3

Interest Income	0.8	3.7	1.9	6.1
Interest Expense	(11.4)	(13.2)	(22.8)	(22.6)
Other Income (Expense) - Net	14.6	(8.4)	15.9	(8.1)

Non-Operating Income (Expense) - Net	4.0	(17.9)	(5.0)	(24.6)

Income from Continuing Operations Before Provision for Income Taxes and Equity in Net Income of Affiliates	114.0	88.1	219.7	181.7
Provision for Income Taxes	36.5	3.7	38.1	37.5
Equity in Net Income of Affiliates	0.4	0.4	0.7	0.6

Income from Continuing Operations	77.9	84.8	182.3	144.8

Income from Discontinued Operations, Net of Income Taxes	—	—	—	0.7
Gain on Disposal of Italian Real Estate Business, Net of Tax Impact	—	—	—	0.4

Income from Discontinued Operations, Net of Income Taxes	—	—	—	1.1

Net Income	77.9	84.8	182.3	145.9
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(1.1)	(0.6)	(1.3)	(0.5)

Net Income Attributable to D&B	$76.8	$84.2	$181.0	$145.4

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$1.45	$1.54	$3.40	$2.59
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	0.02

Net Income Attributable to D&B Common Shareholders	$1.45	$1.54	$3.40	$2.61

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$1.43	$1.51	$3.36	$2.55
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	0.02

Net Income Attributable to D&B Common Shareholders	$1.43	$1.51	$3.36	$2.57

Weighted Average Number of Shares Outstanding - Basic	52.6	54.4	52.8	55.2
Weighted Average Number of Shares Outstanding - Diluted	53.2	55.4	53.4	56.2
Amounts Attributable to D&B Common Shareholders
Income from Continuing Operations, Net of Income Taxes	$76.8	$84.2	$181.0	$144.3
Income from Discontinued Operations, Net of Income Taxes	—	—	—	1.1

Net Income Attributable to D&B	$76.8	$84.2	$181.0	$145.4

Cash Dividend Paid Per Common Share	$0.34	$0.30	$0.68	$0.60
Comprehensive Income Attributable to D&B	$110.5	$88.6	$210.2	$145.8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	June 30, 2009	December 31, 2008
		(as adjusted, see Note 2)
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$226.4	$164.2
Accounts Receivable, Net of Allowance of $14.7 at June 30, 2009 and $17.4 at December 31, 2008	369.9	461.8
Other Receivables	11.1	11.4
Prepaid Taxes	34.0	3.9
Deferred Income Tax	31.9	29.9
Other Current Assets	31.9	24.6

Total Current Assets	705.2	695.8

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $76.2 at June 30, 2009 and $80.7 at December 31, 2008	51.0	53.1
Computer Software, Net of Accumulated Amortization of $327.1 at June 30, 2009 and $303.7 at December 31, 2008	101.8	96.0
Goodwill	410.3	397.6
Deferred Income Tax	187.6	190.0
Other Receivables	41.4	43.4
Other Intangibles	77.6	65.3
Other Non-Current Assets	48.3	44.8

Total Non-Current Assets	918.0	890.2

Total Assets	$1,623.2	$1,586.0

LIABILITIES
Current Liabilities
Accounts Payable	$78.1	$63.0
Accrued Payroll	71.7	115.1
Accrued Income Tax	10.6	29.8
Short-Term Debt	0.6	0.5
Other Accrued and Current Liabilities (Note 6)	173.6	163.6
Deferred Revenue	518.1	536.5

Total Current Liabilities	852.7	908.5

Pension and Postretirement Benefits	479.9	504.8
Long-Term Debt	868.0	904.3
Liabilities for Unrecognized Tax Benefits	100.6	81.6
Other Non-Current Liabilities	41.7	37.4

Total Liabilities	2,342.9	2,436.6

Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	210.4	206.1
Retained Earnings	1,727.6	1,582.8
Treasury Stock, at cost, 29.2 shares at June 30, 2009 and 28.6 shares at December 31, 2008	(1,972.6)	(1,924.4)
Accumulated Other Comprehensive (Loss) Income	(692.8)	(722.0)

Total D&B Shareholders’ Equity (Deficit)	(726.6)	(856.7)

Noncontrolling Interest	6.9	6.1

Total Equity (Deficit)	(719.7)	(850.6)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,623.2	$1,586.0

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2009	2008
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$182.3	$145.9
Less:
Gain from Sale of Discontinued Operations	—	0.4
Net Income from Discontinued Operations	—	0.7

Net Income from Continuing Operations	$182.3	$144.8
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	28.6	27.3
Amortization of Unrecognized Pension Loss	9.5	4.7
Gain from Sales of Businesses	(11.5)	(0.7)
Income Tax Benefit from Stock-Based Awards	8.8	14.9
Excess Tax Benefit on Stock-Based Awards	(3.6)	(8.7)
Equity-Based Compensation	12.4	14.6
Restructuring Charge	4.1	11.6
Restructuring Payments	(13.6)	(7.8)
Deferred Income Taxes, Net	12.9	1.8
Accrued Income Taxes, Net	(54.0)	(21.7)
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	74.9	60.2
(Increase) Decrease in Other Current Assets	(2.1)	1.6
(Decrease) Increase in Deferred Revenue	(5.5)	27.4
Increase in Accounts Payable	14.5	17.2
Net (Decrease) in Accrued Liabilities	(14.5)	(22.4)
Net (Decrease) Increase in Other Accrued and Current Liabilities	(0.6)	6.0
Changes in Non-Current Assets and Liabilities:
Net Decrease (Increase) in Other Long-Term Assets	10.4	(9.1)
Net (Decrease) Increase in Long-Term Liabilities	(20.1)	1.2
Net, Other Non-Cash Adjustments	1.5	(0.6)

Net Cash Provided by Operating Activities from Continuing Operations	234.4	262.3
Net Cash Provided by Operating Activities from Discontinued Operations	—	2.6

Net Cash Provided by Operating Activities	234.4	264.9

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	10.8	8.5
Payments for Acquisitions of Businesses, Net of Cash Acquired	(31.6)	(9.8)
Investment in Debt Security	(5.0)	—
Cash Settlements of Foreign Currency Contracts	11.6	1.8
Capital Expenditures	(3.4)	(5.5)
Additions to Computer Software and Other Intangibles	(28.2)	(28.0)
Net, Other	(0.2)	0.3

Net Cash (Used in) Provided by Investing Activities from Continuing Operations	(46.0)	(32.7)
Net Cash (Used in) Investing Activities from Discontinued Operations	—	(11.7)

Net Cash (Used in) Provided by Investing Activities	(46.0)	(44.4)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(79.0)	(244.4)
Net Proceeds from Stock-Based Awards	11.3	13.1
Proceeds from Issuance of Long-Term Debt	—	400.0
Payment of Bond Issuance Costs	—	(3.0)
Payments of Dividends	(36.2)	(33.3)
Proceeds from Borrowings on Credit Facilities	110.5	387.4
Payments of Borrowings on Credit Facilities	(146.9)	(686.8)
Termination of Interest Rate Derivatives	—	(8.5)
Excess Tax Benefit on Stock-Based Awards	3.6	8.7
Net, Other	(1.0)	0.2

Net Cash Used in Financing Activities	(137.7)	(166.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	11.5	1.9

Increase in Cash and Cash Equivalents	62.2	55.8
Cash and Cash Equivalents, Beginning of Period	164.2	189.7

Cash and Cash Equivalents, End of Period	226.4	245.5

Cash and Cash Equivalents of Discontinued Operations, End of Period	—	—

Cash and Cash Equivalents of Continuing Operations, End of Period	$226.4	$245.5

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Income Taxes, Net of Refunds	$70.5	$42.5
Interest	$21.8	$16.8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

	For the Six Months Ended June 30, 2009
					Accumulated Other Comprehensive Income (Loss)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	SFAS 158/Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity	Comprehensive Income (Loss)
	(Dollar amounts in millions, except per share data)
Balance, December 31, 2007	0.8	196.4	1,320.7	(1,603.8)	(133.0)	(223.1)	1.9	(440.1)	3.6	(436.5)

Net Income			310.6					310.6	2.4	313.0	$313.0
Equity-Based Plans		3.2		61.3				64.5		64.5
Treasury Shares Acquired				(381.9)				(381.9)		(381.9)
Pension Adjustments, net of tax of $186.9						(291.1)		(291.1)		(291.1)	(291.1)
Dividend Declared			(48.5)					(48.5)		(48.5)
Adjustments to Legacy Tax Matters		6.5						6.5		6.5
Change in Cumulative Translation Adjustment					(71.3)			(71.3)	0.5	(70.8)	(70.8)
Acquisitions/Joint Ventures								—	(0.4)	(0.4)
Derivative Financial Instrument, net of tax of $3.4							(5.4)	(5.4)		(5.4)	(5.4)

Total Comprehensive Income (Loss)											$(54.3)

Balance, December 31, 2008	$0.8	$206.1	$1,582.8	$(1,924.4)	$(204.3)	$(514.2)	$(3.5)	$(856.7)	$6.1	$(850.6)

Comprehensive Income Attributable to the Noncontrolling Interest											(2.4)

Comprehensive Income Attributable to D&B											$(56.7)

Net Income			181.0					181.0	1.3	182.3	$182.3
Payment to minority interest owner								—	(0.5)	(0.5)
Equity-Based Plans		1.1		30.8				31.9		31.9
Treasury Shares Acquired				(79.0)				(79.0)		(79.0)
Pension Adjustments, net of tax of $3.6						5.9		5.9		5.9	5.9
Dividend Declared			(36.2)					(36.2)		(36.2)
Adjustments to Legacy Tax Matters		3.2						3.2		3.2
Change in Cumulative Translation Adjustment					22.5			22.5		22.5	22.5
Derivative Financial Instruments, no tax impact							0.8	0.8		0.8	0.8

Total Comprehensive Income (Loss)											$211.5

Balance, June 30, 2009	$0.8	$210.4	$1,727.6	$(1,972.6)	$(181.8)	$(508.3)	$(2.7)	$(726.6)	$6.9	$(719.7)

Comprehensive Income Attributable to the Noncontrolling Interest											(1.3)

Comprehensive Income Attributable to D&B											$210.2

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

The financial statements of the subsidiaries outside North America reflect three month and six month periods ended May 31 in order to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

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

Significant Accounting Policies

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. During the three month and six month periods ended June 30, 2009, we updated our significant accounting policies as follows:

Computer Software. We review the estimated remaining useful lives of our computer software and may extend the useful life when events and circumstances indicate the computer software can operate beyond its original or current useful life. Prior to the second quarter of 2009, the useful life of computer software assets was typically three to five years. We now expect the useful life of our back-end and back-office software to be in the range of five to eight years and we have extended the useful lives accordingly. This reassessment included a review of the major components of our strategy and consideration of the effects of obsolescence, technology, competition and other economic factors on the useful life of these assets. The impact of this change was effective in the second quarter of 2009 and the impact for the three month and six month periods ended June 30, 2009 was a reduction in software amortization expense by approximately $2.0 million after-tax ($0.03 per diluted share).

Customer-facing software will continue to have lives of three to five years as we expect them to change more rapidly in response to the needs of our customers.

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

Note 2 — Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” or “SFAS No. 168,” which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and nonauthoritative guidance. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS No. 168 in the third quarter of 2009. The implementation of this standard will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or “SFAS No. 167,” which amends consolidation guidance that applies to variable interest entities or “VIEs.” The amendments to the consolidation guidance affect all entities that are currently within the scope of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51,” or “FIN 46(R),” as well as qualifying special-purpose entities that are currently outside of the scope of FIN 46(R). An entity will reconsider its previous FIN 46(R) conclusions, including whether an entity is a VIE, whether an entity is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We will adopt SFAS No. 167 on January 1, 2010. We are currently assessing the impact of the adoption of SFAS No. 167 will have, if any, on our consolidated financial statements.

In June 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 112, or “SAB No. 112,” which amends or rescinds portions of the SEC’s interpretive guidance to conform with the guidance in SFAS No. 141 (revised 2007), “Business Combinations,” or “SFAS No. 141(R),” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” or “SFAS No. 160.” The adoption of SAB No. 112 did not have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or “SFAS No. 165,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated and the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 in the second quarter of 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or “FSP FAS 107-1 and APB 28-1,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” or “SFAS No. 107,” to require disclosures about fair value of financial instruments for interim reporting periods as well as for annual reporting periods. FSP FAS 107-1 and APB 28-1 also amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. FSP FAS 107-1 and APB 28-1 does not require disclosure for earlier periods presented for comparative purposes at initial adoption. We adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or “FSP FAS 141(R)-1,” which amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 requires assets acquired or liabilities assumed in a business combination that arise from a contingency to be recognized at fair value if the acquisition-date fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss - an Interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. FSP FAS 141(R)-1 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted FSP FAS 141(R)-1 in the first quarter of 2009.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly,” or “FSP FAS 157-4,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and is applied prospectively. Revisions resulting from a change in valuation technique resulting from the adoption of FSP FAS 157-4 shall be accounted for as a change in accounting estimate under SFAS No. 154, “Accounting Changes and Error Corrections,” or “SFAS No. 154,” with disclosures made for the change in valuation technique and related inputs. FSP FAS 157-4 does not require disclosure for earlier periods presented for comparative purposes at initial adoption. We adopted FSP FAS 157-4 in the second quarter of 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

In December 2007, the FASB issued SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards that require: the ownership interests in subsidiaries held by third parties other than the parent; the amount of consolidated net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS No. 160 also establishes disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; however, application of SFAS No. 160’s disclosure and presentation is retroactive. Earlier adoption of SFAS No. 160 is prohibited. We adopted SFAS No. 160 in the first quarter of 2009. The adoption of SFAS No. 160 as of January 1, 2009 did not have a material impact on our consolidated financial statements.

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

Restructuring charges have been recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” or “SFAS No. 112,” and/or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” or “SFAS No. 146,” as appropriate.

We record severance costs provided under an ongoing benefit arrangement once they are both probable and estimable in accordance with the provisions of SFAS No. 112.

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

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under an ongoing arrangement as described in SFAS No. 112 or under a one-time benefit arrangement as defined by SFAS No. 146. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we had to make estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

During the three months ended June 30, 2009, we recorded a $2.8 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $0.4 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 60 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.4 million.

During the three months ended June 30, 2008, we recorded a $1.2 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $0.5 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 10 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.7 million.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

During the six months ended June 30, 2009, we recorded a $4.1 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $1.3 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 60 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.8 million.

During the six months ended June 30, 2008, we recorded an $11.6 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $7.9 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 135 employees were impacted;

•	Severance and termination costs of $3.0 million in accordance with the provisions of SFAS No. 146 were recorded. In total, approximately 40 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with SFAS No. 112 and/or SFAS No. 146, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2008	$21.7	$0.2	$21.9
Charge Taken during First Quarter 2009	0.9	0.4	1.3
Payments during First Quarter 2009	(6.4)	(0.2)	(6.6)

Balance Remaining as of March 31, 2009	$16.2	$0.4	$16.6

Charge Taken during Second Quarter 2009	$0.4	$2.4	$2.8
Payments during Second Quarter 2009	(6.1)	(0.8)	(6.9)

Balance Remaining as of June 30, 2009	$10.5	$2.0	$12.5

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2007	$6.2	$0.2	$6.4
Charge Taken during First Quarter 2008	10.4	—	10.4
Payments during First Quarter 2008	(3.2)	(0.1)	(3.3)

Balance Remaining as of March 31, 2008	$13.4	$0.1	$13.5

Charge Taken during Second Quarter 2008	$0.5	$0.7	$1.2
Payments during Second Quarter 2008	(5.2)	—	(5.2)

Balance Remaining as of June 30, 2008	$8.7	$0.8	$9.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	At June 30, 2009	At December 31, 2008
Debt Maturing Within One Year:
Other	$0.6	$0.5

Total Debt Maturing Within One Year	$0.6	$0.5

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.3 million discount as of June 30, 2009 and December 31, 2008, respectively)	$699.7	$699.7
Credit Facilities	167.0	203.4
Other	1.3	1.2

Total Debt Maturing After One Year	$868.0	$904.3

Fixed-Rate Notes

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below our A- credit rating on the date of issuance of the 2013 notes or subsequently upgraded. The maximum adjustment is 2.00% above the initial interest rate. As of June 30, 2009, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. The 2013 notes are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at June 30, 2009 and December 31, 2008.

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

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes, bearing interest at a fixed annual rate of 6.625% that matured on March 15, 2006. The 2011 notes of $299.7 million, net of $0.3 million remaining discount, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheets at June 30, 2009 and December 31, 2008.

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

Credit Facilities

At June 30, 2009 and December 31, 2008, we had a $650 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $650 million credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to earnings before income taxes, depreciation and amortization (“EBITDA”) ratios (defined in the credit agreement). We were in compliance with these covenants at June 30, 2009 and at December 31, 2008.

At June 30, 2009, we had $167.0 million of borrowings outstanding under the $650 million credit facility with a weighted average interest rate of 0.51%. At December 31, 2008, we had $203.4 million of borrowings outstanding under the $650 million credit facility with a weighted average interest rate of 0.88%. We borrowed under these facilities from time-to-time during the six months ended June 30, 2009 to fund our share repurchases, acquisition strategy and working capital needs. The $650 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We have not borrowed under our commercial paper program as of and for the six months ended June 30, 2009 or as of and for the year ended December 31, 2008.

In December 2008 and January 2009, we entered into interest rate swap agreements with an aggregate notional amount of $100 million, and designated these swaps as cash flow hedges against variability in cash flows related to our $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. At June 30, 2009, the balance of net derivative losses associated with these swaps included in AOCI was approximately $0.1 million.

Other

At June 30, 2009 and December 31, 2008, certain of our International operations had non-committed lines of credit of $8.1 million and $8.2 million, respectively. There were no borrowings outstanding under these lines of credit at June 30, 2009 or December 31, 2008. These arrangements have no material commitment fees and no compensating balance requirements.

At June 30, 2009 and December 31, 2008, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $3.0 million and $3.7 million, respectively.

Interest paid totaled $12.8 million and $21.8 million during the three month and six month periods ended June 30, 2009, respectively. During the three month and six month periods ended June 30, 2008, interest paid totaled $3.2 million and $16.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 5 — Earnings Per Share

Effective January 1, 2009, we adopted EITF No. 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128. SFAS No. 128 defines EPS as “the amount of earnings attributable to each share of common stock,” and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and should be included in the calculation of basic and diluted EPS. EITF No. 03-6-1 is applied retrospectively to all prior-period EPS data presented. Based on a review of our stock-based awards we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding was 0.4 million shares for the three month and six month periods ended June 30, 2009 and 2008, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Income From Continuing Operations Attributable to D&B Common Shareholders	$76.8	$84.2	$181.0	$144.3
Less: Allocation to Participating Securities	(0.5)	(0.6)	(1.2)	(1.1)

Income from Continuing Operations Applicable to D&B Common Shareholders - Basic	76.3	83.6	179.8	143.2
Effect of Dilutive Shares - Unvested Restricted Stock	—	—	—	—

Income from Continuing Operations Applicable to Common Shareholders - Diluted	76.3	83.6	179.8	143.2
Income from Discontinued Operations - Net of Income taxes	—	—	—	1.1

Net Income Attributable to D&B Common Shareholders - Basic	$76.3	$83.6	$179.8	$144.3

Net Income Attributable to D&B Common Shareholders - Diluted	$76.3	$83.6	$179.8	$144.3

Weighted Average Number of Shares Outstanding - Basic	52.6	54.4	52.8	55.2
Dilutive Effect of Our Stock Incentive Plan	0.6	1.0	0.6	1.0

Weighted Average Number of Shares Outstanding - Diluted	53.2	55.4	53.4	56.2

Basic Earnings Per Share of Common Stock:
Income From Continuing Operations Attributable to D&B Common Shareholders	$1.45	$1.54	$3.40	$2.59
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	0.02

Net Income Attributable to D&B Common Shareholders	$1.45	$1.54	$3.40	$2.61

Diluted Earnings Per Share of Common Stock:
Income From Continuing Operations Attributable to D&B Common Shareholders	$1.43	$1.51	$3.36	$2.55
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	0.02

Net Income Attributable to D&B Common Shareholders	$1.43	$1.51	$3.36	$2.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Stock-based awards to acquire 1.2 million and 0.8 million shares of common stock were outstanding at the three months ended June 30, 2009 and 2008, respectively, but were not included in the quarter-to-date computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Stock-based awards to acquire 1.2 million and 0.7 million shares of common stock were outstanding at the six months ended June 30, 2009 and 2008, respectively, but were not included in the year-to-date computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire 10 years from the grant date.

Our share repurchases were as follows:

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2009			2008			2009			2008
Program	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
Share Repurchase Programs	0.3	(a)	$27.5	1.3	(a)	$104.9	0.5	(a)	$42.5	2.3	(a)(b)	$189.8
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	0.1	(c)	9.4	0.2	(c)	20.0	0.5	(c)	36.5	0.6	(c)	54.6

Total Repurchases	0.4		$36.9	1.5		$124.9	1.0		$79.0	2.9		$244.4

(a)	In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of our then existing $200 million repurchase program. We repurchased 0.3 million and 1.3 million shares of common stock for $27.5 million and $104.9 million under this repurchase program during the three months ended June 30, 2009 and June 30, 2008, respectively. We repurchased 0.5 million and 2.0 million shares of common stock for $42.5 million and $163.0 million under this repurchase program during the six months ended June 30, 2009 and June 30, 2008, respectively. We anticipate that this program will be completed by February 2010.

(b)	In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program which began in July 2007. We repurchased 0.3 millions share of common stock for $26.8 million under this repurchase program during the six months ended June 30, 2008. This program was completed in February 2008.

(c)	In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This program expires in August 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 6 — Other Accrued and Current Liabilities

	At June 30, 2009	At December 31, 2008
Restructuring Accruals	$12.5	$21.9
Professional Fees	48.5	35.9
Operating Expenses	30.8	34.1
Spin-Off Obligation(1)	21.4	21.2
Other Accrued Liabilities	60.4	50.5

	$173.6	$163.6

(1)	As part of our spin-off from Moody’s/The Dun & Bradstreet Corporation (“D&B2”) in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2007, and made estimated tax deposits for 2008 and 2009, consistent with the IRS’ rulings. Under the TAA, we may be required to reimburse Moody’s/D&B2 for the loss of compensation expense deductions relating to tax years 2003 to the second quarter of 2009 of approximately $21.4 million in the aggregate for such years. In 2005 and 2006 we paid Moody’s/D&B2 approximately $30.1 million in the aggregate under the TAA. We have not made any payments to Moody’s/D&B2 since first quarter of 2006. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of June 30, 2009, current and former employees of D&B held 0.2 million Moody’s stock options. These stock options had a weighted average exercise price of $10.94 and a remaining weighted average contractual life of less than one year. All of these stock options are currently exercisable.

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

In addition, with respect to these two settlement agreements, we believed that IMS and NMR did not pay the IRS the full portion of the settlements they were required to pay under the applicable spin-off agreements. In 2008, D&B, Donnelley/D&B1 and Moody’s/D&B2 resolved their dispute with IMS and NMR with respect to the Utilization of Capital Losses matter. In the second quarter of 2009, we, Donnelley/D&B1 and Moody’s/D&B2 resolved our dispute with IMS and NMR with respect to the Royalty Expense Deductions matter and, in connection therewith, D&B reported a non-core gain of $1.0 million (net of tax).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. Plaintiffs selected six “focus” cases, which do not include Hoover’s, and which are intended to serve as test cases. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the defendants in the six focus cases filed motions to dismiss the amended complaints. On March 26, 2008, the district court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, Plaintiffs withdrew their motion for class certification without prejudice. On April 3, 2009, the Plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Hoover’s. On June 11, 2009, the Court issued an order preliminarily approving the proposed stipulation and agreement of settlement among the parties and certifying settlement classes. The settlement is subject to termination by the parties under certain circumstances, notice to the settlement classes, and final approval by the Court. The hearing on final approval is currently scheduled for September 10, 2009. There is no assurance that the Court will grant final approval. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.

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

Note 8 — Income Taxes

Effective Tax Rate From Continuing Operations

For the three months ended June 30, 2009, our effective tax rate was 32% as compared to 4.2% for the three months ended June 30, 2008. The effective tax rate for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was negatively impacted by taxes incurred on the favorable arbitration settlement related to certain legacy tax matters (see Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q) and positively impacted by benefits derived from our divestiture of the domestic portion of our Italian operations (see Note 14 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q). The effective tax rate for the three months ended June 30, 2008 was positively impacted by the favorable settlement of global tax audits and by the release of reserves for uncertain tax positions due to the expiration of the statute of limitations.

For the six months ended June 30, 2009, our effective tax rate was 17.4% as compared to 20.7% for the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, was positively impacted by benefits derived from worldwide legal entity simplification and by benefits derived from our divestiture of the domestic portion of our Italian operations (see Note 14 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q). The effective tax rate for the six months ended June 30, 2008 was positively impacted by the favorable settlement of global tax audits and by the release of reserves for uncertain tax positions due to the expiration of the statute of limitations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

FIN 48

The total amount of unrecognized tax benefits as of June 30, 2009 was $126.9 million. During the three months ended June 30, 2009, we increased our unrecognized tax benefits by approximately $3.3 million. The increase is primarily related to global tax planning initiatives. During the six months ended June 30, 2009, we increased our unrecognized tax benefits by approximately $18.3 million, primarily related to the implementation of a worldwide legal entity simplification. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $97.1 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months, by approximately $23 million, as a result of not pursuing certain refund claims.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examinations by the IRS for years prior to 2004. In state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2005. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2004. The IRS has commenced an examination of our 2004, 2005 and 2006 tax years. We expect the examination will be completed in the first quarter of 2011.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and six month periods ended June 30, 2009 was $0.4 million and $1.0 million, net of tax benefits, respectively, as compared to $0.9 million and $1.7 million, net of tax benefits in the three month and six month periods ended June 30, 2008, respectively. The total amount of accrued interest as of June 30, 2009 was $8.3 million, net of tax benefits, as compared to $8.6 million, net of tax benefits, as of June 30, 2008.

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic (income) cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Components of Net Periodic Cost:
Service cost	$1.5	$1.5	$3.0	$3.1	$0.2	$0.1	$0.3	$0.3
Interest cost	22.7	23.9	45.4	47.8	1.1	1.2	2.3	2.4
Expected return on plan assets	(28.8)	(30.8)	(57.6)	(61.5)	—	—	—	—
Amortization of prior service cost (credit)	0.2	0.3	0.4	0.5	(1.0)	(1.8)	(1.9)	(3.7)
Recognized actuarial loss (gain)	6.0	4.4	12.0	8.7	(0.5)	(0.4)	(1.0)	(0.8)

Net Periodic (Income) Cost	$1.6	$(0.7)	$3.2	$(1.4)	$(0.2)	$(0.9)	$(0.3)	$(1.8)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that we expected to contribute $25.3 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $9.7 million to our postretirement benefit plan for the year ended December 31, 2009. As of June 30, 2009, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans and postretirement benefit plan of $12.5 million and $4.5 million, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
North America	$320.3	$330.7	$641.5	$663.4
International	85.0	82.8	160.9	153.5

Consolidated Core	405.3	413.5	802.4	816.9
Divested Business	11.6	14.2	21.9	25.5

Consolidated Total	$416.9	$427.7	$824.3	$842.4

Operating Income (Loss):
North America	$110.1	$109.7	$233.3	$232.7
International	22.6	21.1	34.2	29.7

Total Divisions	132.7	130.8	267.5	262.4
Corporate and Other(1)	(22.7)	(24.8)	(42.8)	(56.1)

Consolidated Total	110.0	106.0	224.7	206.3
Non-Operating Income (Expense), Net	4.0	(17.9)	(5.0)	(24.6)

Income from Continuing Operations Before Provision for Income Taxes and Equity in Net Income of Affiliates	$114.0	$88.1	$219.7	$181.7

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Corporate Costs	$(14.7)	$(19.7)	$(29.1)	$(37.4)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(5.2)	(3.9)	(9.6)	(7.1)
Restructuring Expense	(2.8)	(1.2)	(4.1)	(11.6)

Total Corporate and Other	$(22.7)	$(24.8)	$(42.8)	$(56.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$201.0	$204.9	$408.4	$414.1
Sales & Marketing Solutions	89.2	95.7	173.4	189.7
Internet Solutions	30.1	30.1	59.7	59.6

North America Core Revenue	320.3	330.7	641.5	663.4
Divested Businesses	—	—	—	—

Total North America Revenue	320.3	330.7	641.5	663.4

International:
Risk Management Solutions	63.7	64.6	121.7	119.8
Sales & Marketing Solutions	20.3	17.2	37.5	31.5
Internet Solutions	1.0	1.0	1.7	2.2

International Core Revenue	85.0	82.8	160.9	153.5
Divested Businesses	11.6	14.2	21.9	25.5

Total International Revenue	96.6	97.0	182.8	179.0

Consolidated Total:
Risk Management Solutions	264.7	269.5	530.1	533.9
Sales & Marketing Solutions	109.5	112.9	210.9	221.2
Internet Solutions	31.1	31.1	61.4	61.8

Core Revenue	405.3	413.5	802.4	816.9
Divested Businesses	11.6	14.2	21.9	25.5

Consolidated Total Revenue	$416.9	$427.7	$824.3	$842.4

	At June 30, 2009	At December 2008
Assets:
North America	$718.4	$774.6
International	588.0	540.0

Total Divisions	1,306.4	1,314.6
Corporate and Other (primarily taxes)	316.8	271.4

Consolidated Total	$1,623.2	$1,586.0

Goodwill(2):
North America	$242.6	$228.0
International	167.7	169.6

Consolidated Total	$410.3	$397.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

(2)	The increase in goodwill in the North America segment from $228.0 million at December 31, 2008 to $242.6 million at June 30, 2009 was attributable to the acquisition of Quality Education Data (“QED”). See Note 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The decrease in goodwill in the International segment from $169.6 million at December 31, 2008 to $167.7 million at June 30, 2009 was due to purchase accounting adjustments for customer relationship intangible assets attributable to the consolidation of our majority owned joint venture in Dun & Bradstreet Information Services India Private Limited (“D&B India”), which had been previously minority owned and the sale of our domestic Italian operations, offset by a positive impact of foreign currency translation.

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

The transaction was valued at $29.0 million and recorded in accordance with SFAS No. 141(R). The acquisition was accounted for under the acquisition method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $14.6 million and $13.1 million, respectively. The goodwill was assigned to our North America reporting unit. Of the $13.1 million of acquired intangible assets, $8.0 million was assigned to customer relationships, $2.5 million was assigned to database, $2.4 million was assigned to technology and $0.2 million was assigned to trade name. These intangible assets, with useful lives from seven to 16.5 years, are being amortized over a weighted-average useful life of 10.4 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The purchase price of QED was largely determined on the basis of management’s expectations of future earnings and cash flows resulting in the recognition of goodwill. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2009 is not material, and, as such, pro forma financial results have not been presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 12 — Financial Instruments

In March 2008, the FASB issued SFAS No. 161, which requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

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

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at June 30, 2009 and December 31, 2008, in our opinion, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at June 30, 2009 and December 31, 2008, because we sell to a large number of customers in different geographical locations.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Actions,” or “SFAS No. 133,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In accordance with SFAS No. 133, we designate our current outstanding interest rate swaps as cash flow hedges.

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

In December 2008 and January 2009, we entered into interest rate swap agreements with an aggregate notional amount of $100 million, and designated these swaps as cash flow hedges against variability in cash flows related to our bank revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. At June 30, 2009, the balance of net derivative losses associated with these swaps included in AOCI was approximately $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet at June 30, 2009

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate contracts		$0.2	Other Accrued & Current Liabilities	$(0.3)

Total derivatives designated as hedging instruments under SFAS No. 133		$0.2		$(0.3)

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Other Current Assets	$1.3	Other Accrued & Current Liabilities	$(0.8)

Total derivatives not designated as hedging instruments under SFAS No. 133		$1.3		$(0.8)

Total Derivatives		$1.5		$(1.1)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for Three Month and Six Month Periods Ended June 30, 2009

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI on Into Income (Effective Portion)		(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009		For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009		For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
Interest rate contracts	$0.9	$0.6	Non-Operating Income (Expenses) - Net	$(0.3)	$(0.6)	Non-Operating Income (Expenses) - Net	$—	$—

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

As of June 30, 2009, the notional amount of our foreign exchange contracts was $239.7 million.

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Month and Six Month Periods Ended June 30, 2009

Derivatives not Designated as Hedging Instruments under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income On Derivative
		For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
Forward exchange contracts	Non-Operating Income (Expenses) - Net	$14.5	$13.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by SFAS No. 157, are as follows:

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

The following table summarizes fair value measurements by level at June 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
Assets:
Cash and Cash Equivalents(1)	$152.8	$—	$—	$152.8
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$1.3	$—	$1.3
Swap Arrangement(3)	$—	$0.2	$—	$0.2
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$0.8	$—	$0.8
Swap Arrangement(3)	$—	$0.3	$—	$0.3

(1)	Cash and cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less at the time of maturity.

(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)	Primarily represents our interest rate swap agreements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB No. 28-1, which amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods as well as for annual reporting periods. FSP FAS 107-1 and APB 28-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods.

At June 30, 2009 and December 31, 2008, our financial instruments included cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term borrowings and foreign exchange forward and option contracts.

At June 30, 2009 and December 31, 2008, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on third-party quotes from financial institutions, are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term Debt	$699.7	$713.4	$699.7	$687.3

Credit Facilities	$167.0	$164.8	$203.4	$211.7

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

Note 14 — Divestiture and Discontinued Operations

Divestiture

On May 29, 2009, we completed the sale of substantially all of the assets and liabilities of the domestic portion of our Italian operations to CRIF, S.p.A. (“CRIF”) for $12.2 million (including a working capital adjustment of $1.2 million), which was a part of our International segment.

We recorded a pre-tax gain of $11.5 million from the sale in the second quarter of 2009 in Other Income (Expense) - Net in the consolidated statement of earnings. As of June 30, 2009, we have received $11.0 million in cash. Our domestic Italian operations generated approximately $48 million in revenue in 2008 and approximately $1 million in operating income in 2008.

We entered into a ten year commercial arrangement to provide CRIF with global data for its Italian customers. This arrangement has aggregate future cash payments of approximately $130 million. In addition, this transaction will allow us to provide superior data quality to our global customers seeking information on Italian customers.

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

Results of discontinued operations were comprised of:

For the Six Months Ended June 30, 2008
Revenue	$4.1

Operating Income	$0.7
Non-Operating Income (Expense) - Net	—

Income before Provision for Income Taxes	0.7
Provision for Income Taxes	—

Income from Discontinued Operations	$0.7

Note 15 — Subsequent Events

We have evaluated subsequent events through August 5, 2009, the filing date of this Form 10-Q.

Dividend Declaration

In August 2009, our Board of Directors approved the declaration of a dividend of $0.34 per share for the third quarter of 2009. This cash dividend will be payable on September 14, 2009 to shareholders of record at the close of business on August 31, 2009.

Acquisitions

On June 30, 2009, we acquired a majority stake in RoadWay International Limited (“RoadWay”) for approximately $28 million with cash on hand. RoadWay is the leading provider of integrated services of direct marketing in China. RoadWay fits into our plan to provide our Sales & Marketing Solutions customers with a one-stop solution in China by providing strong marketing and sales capabilities and an extensive database.

On July 24, 2009, we entered into a definitive agreement with Bisnode to acquire substantially all of the assets and certain liabilities of Bisnode’s ICC Group of Companies based in the UK and Ireland for approximately $17 million. The transaction is expected to close by the end of August and is subject to customary closing conditions. As a provider of Risk and Business Information similar to D&B, ICC is a natural fit with our Risk Management Solutions business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence ® for over 168 years. Our global commercial database contains more than 150 million business records. The database is enhanced by our proprietary DUNSRight ® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

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

How We Manage Our Business

For internal management purposes, we refer to “core revenue,” which we calculate as total operating revenue less the revenue of divested businesses. Core revenue is used to manage and evaluate the performance of our segments and to allocate resources because this measure provides an indication of the underlying changes in revenue in a single performance measure. Core revenue does not include reported revenue of divested businesses since they are not included in future revenue. Our divestiture of the domestic portion of our Italian operations has been classified as “Divestitures” in Note 14 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. Our divested business contributed 3% of our total revenue for each of the three month and six month periods ended June 30, 2009 and 2008, respectively.

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

Similarly, when we evaluate the performance of our business as a whole, we focus on results (such as operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) before non-core gains and charges because such non-core gains and charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations and may drive behavior that does not ultimately maximize shareholder value. Additionally, for fiscal years 2008 and 2009, our non-GAAP (generally accepted accounting principles in the United States of America) measures reflect results on a continuing operations basis. It may be concluded from our presentation of non-core gains and charges that the items that result in non-core gains and charges may occur in the future.

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

The financial statements of our subsidiaries outside North America reflect a fiscal quarter ended May 31 to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

The following table presents the contribution by segment to core revenue and total revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Core Revenue:
North America	79%	80%	80%	81%
International	21%	20%	20%	19%
Total Revenue:
North America	77%	77%	78%	79%
International	23%	23%	22%	21%

The following tables present contributions by customer solution set to core revenue and total revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Core Revenue by Customer Solution Set:
Risk Management Solutions	65%	65%	66%	65%
Sales & Marketing Solutions	27%	27%	26%	27%
Internet Solutions	8%	8%	8%	8%
Total Revenue by Customer Solution Set(1):
Risk Management Solutions	63%	63%	64%	64%
Sales & Marketing Solutions	27%	27%	26%	26%
Internet Solutions	7%	7%	7%	7%

(1)	Our divested business contributed 3% of our total revenue for each of the three month and six month periods ended June 30, 2009 and 2008, respectively.

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

Risk Management Solutions

Our Traditional Risk Management Solutions generally consist of reports from our database used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Risk Management Solutions Revenue	76%	75%	76%	74%
Total Revenue	48%	47%	49%	47%
Core Revenue	49%	49%	50%	48%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Risk Management Solutions Revenue	19%	20%	19%	21%
Total Revenue	12%	13%	12%	14%
Core Revenue	13%	13%	13%	14%

Our Supply Management Solutions can help companies maximize revenue growth, contain costs and comply with external regulations. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Risk Management Solutions Revenue	5%	5%	5%	5%
Total Revenue	3%	3%	3%	3%
Core Revenue	3%	3%	3%	3%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Sales & Marketing Solutions Revenue	37%	36%	38%	40%
Total Revenue	10%	10%	10%	10%
Core Revenue	10%	10%	10%	11%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Sales & Marketing Solutions Revenue	63%	64%	62%	60%
Total Revenue	17%	17%	16%	16%
Core Revenue	17%	17%	16%	16%

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

Consolidated Revenue

The following table presents our core and total revenue by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Revenue:
North America	$320.3	$330.7	$641.5	$663.4
International	85.0	82.8	160.9	153.5

Core Revenue	405.3	413.5	802.4	816.9
Divested Businesses	11.6	14.2	21.9	25.5

Total Revenue	$416.9	$427.7	$824.3	$842.4

The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$264.7	$269.5	$530.1	$533.9
Sales & Marketing Solutions	109.5	112.9	210.9	221.2
Internet Solutions	31.1	31.1	61.4	61.8

Core Revenue	405.3	413.5	802.4	816.9
Divested Businesses	11.6	14.2	21.9	25.5

Total Revenue	$416.9	$427.7	$824.3	$842.4

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Total revenue decreased $10.8 million, or 3% (1% increase before the effect of foreign exchange). The decrease in total revenue was primarily driven by a decrease in total North America revenue of $10.4 million, or 3% (both before and after the effect of foreign exchange), and a decrease in total International revenue of $0.4 million, or flat (17% increase before the effect of foreign exchange). Core revenue, which reflects total revenue less revenue from a divested business, decreased $8.2 million, or 2% (1% increase before the effect of foreign exchange), for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The decrease in core revenue was primarily due to:

•	Lower purchases due to economic and budgetary pressures on our customers; and

•	The negative impact of foreign exchange;

partially offset by:

•

Growth in each of our subscription plans from existing customers, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, within pre-defined ranges, provided such customers commit to a level of spend;

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

Customer Solution Sets

On a customer solution set basis, the $8.2 million decrease in core revenue reflects:

•

A $4.8 million, or 2%, decrease in Risk Management Solutions (3% increase before the effect of foreign exchange). The decrease was driven by a decrease in North America of $3.9 million, or 2% (1% decrease before the effect of foreign exchange), and a decrease in revenue in International of $0.9 million, or 1% (17% increase before the effect of foreign exchange);

•

A $3.4 million, or 3%, decrease in Sales & Marketing Solutions (1% decrease before the effect of foreign exchange). The decrease was driven by a decrease in North America of $6.5 million, or 7% (both before and after the effect of foreign exchange), partially offset by an increase in revenue in International of $3.1 million, or 18% (31% increase before the effect of foreign exchange); and

•

Internet Solutions was flat (1% increase before the effect of foreign exchange), which reflects flat revenue in North America and flat revenue (33% increase before the effect of foreign exchange) in International.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Total revenue decreased $18.1 million, or 2% (1% increase before the effect of foreign exchange). The decrease in total revenue was primarily driven by a decrease in total North America revenue of $21.9 million, or 3% (both before and after the effect of foreign exchange), partially offset by an increase in total International revenue of $3.8 million, or 2% (18% increase before the effect of foreign exchange). Core revenue, which reflects total revenue less revenue from a divested business, decreased $14.5 million, or 2% (1% increase before the effect of foreign exchange), for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. The decrease in core revenue was primarily due to:

•	Lower purchases due to economic and budgetary pressures on our customers; and

•	The negative impact of foreign exchange;

partially offset by:

•

Growth in each of our subscription plans from existing customers, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, within pre-defined ranges, provided such customers commit to a level of spend;

•

Increased revenue as a result of our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, and in China with HC International, Inc. in the fourth quarter of 2008; and

•	Increased revenue from our Asia Pacific market, primarily from our Tokyo Shoko Research/D&B Japan Joint Venture.

Customer Solution Sets

On a customer solution set basis, the $14.5 million decrease in core revenue reflects:

•

A $3.8 million, or 1%, decrease in Risk Management Solutions (3% increase before the effect of foreign exchange). The decrease was driven by a decrease in North America of $5.7 million, or 1% (both before and after the effect of foreign exchange), partially offset by an increase in revenue in International of $1.9 million, or 2% (19% increase before the effect of foreign exchange);

•

A $10.3 million, or 5%, decrease in Sales & Marketing Solutions (3% decrease before the effect of foreign exchange). The decrease was driven by a decrease in North America of $16.3 million, or 9% (8% decrease before the effect of foreign exchange), partially offset by an increase in revenue in International of $6.0 million, or 19% (29% increase before the effect of foreign exchange); and

•

A $0.4 million, or 1%, decrease in Internet Solutions (1% increase before the effect of foreign exchange). The decrease was driven by a decrease in International of $0.5 million, or 23% (1% increase before the effect of foreign exchange), partially offset by an increase in revenue in North America of $0.1 million, or flat (1% increase before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three month and six month periods ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$129.5	$122.1	$246.4	$245.9
Selling and Administrative Expenses	161.7	184.5	320.5	351.3
Depreciation and Amortization	12.9	13.9	28.6	27.3
Restructuring Charge	2.8	1.2	4.1	11.6

Operating Costs	$306.9	$321.7	$599.6	$636.1

Operating Income	$110.0	$106.0	$224.7	$206.3

Operating Expenses

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Operating expenses increased $7.4 million, or 6%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The increase was primarily due to the following:

•

Increased data acquisition costs and fulfillment costs primarily associated with our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, in China with HC International, Inc. and our Tokyo Shoko Research/D&B Japan Joint Venture;

partially offset by:

•	The positive impact of foreign exchange; and

•	Lower expenses related to reengineering efforts.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Operating expenses increased $0.5 million, or flat, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The increase was primarily due to the following:

•

Increased data acquisition costs and fulfillment costs primarily associated with our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, in China with HC International, Inc. and our Tokyo Shoko Research/D&B Japan Joint Venture;

partially offset by:

•	The positive impact of foreign exchange; and

•	Lower expenses related to reengineering efforts and decreased variable expenses (i.e., travel related expenses and professional fees).

Selling and Administrative Expenses

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Selling and administrative expenses decreased $22.8 million, or 12%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease was primarily due to the following:

•	Lower expenses related to reengineering efforts and decreased revenue (i.e., commissions and bonuses, travel-related expenses and professional fees); and

•	The positive impact of foreign exchange;

partially offset by:

•

Increased selling expenses primarily associated with our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, in China with HC International, Inc., our Tokyo Shoko Research/D&B Japan Joint Venture and our acquisition of Quality Education Data (“QED”).

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Selling and administrative expenses decreased $30.8 million, or 9%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease was primarily due to the following:

•	Lower expenses related to reengineering efforts and decreased revenue (i.e., commissions and bonuses, travel related expenses and professional fees); and

•	The positive impact of foreign exchange;

partially offset by:

•

Increased selling expenses primarily associated with our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, in China with HC International, Inc., our Tokyo Shoko Research/D&B Japan Joint Venture and our acquisition of QED.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and 401(k) Plan

We had net pension cost of $1.6 million and $3.2 million for the three month and six month periods ended June 30, 2009, respectively, compared with net pension income of $ 0.7 million and $1.4 million for the three month and six month periods ended June 30, 2008, respectively. The increase in cost was primarily driven by higher actuarial loss amortization included in 2009 and a 22 basis points decrease in the discount rate applied to our U.S. plans in 2009.

We had postretirement benefit income of $0.2 million and $0.3 million for the three month and six month periods ended June 30, 2009, respectively, compared with postretirement benefit income of $0.9 million and $1.8 million for the three month and six month periods ended June 30, 2008, respectively. The decrease in income was primarily due to the amortization of the prior service credit which is now fully amortized in 2009. This prior service credit was related to the 2003 plan amendment to limit our insurance premium contribution.

We had expense associated with our 401(k) Plan of $1.1 million and $5.0 million for the three month and six month periods ended June 30, 2009, respectively. We had expense associated with our 401(k) Plan of $4.3 million and $11.0 million for the three month and six month periods ended June 30 2008, respectively. The decrease in expense in 2009 was due to the amendment of our employer matching provision in the 401(k) Plan effective in February, 2009, to decrease our match formula from 100% to 50% of a team member’s contributions and to decrease the maximum match from seven percent (7%) to three percent (3%) of such team member’s eligible compensation, subject to certain 401(k) Plan limitations.

We consider net pension income and postretirement benefit costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Stock-Based Compensation

For the three month and six month periods ended June 30, 2009, we recognized total stock-based compensation expense of $4.8 million and $12.4 million, compared to $6.3 million and $14.6 million for the three month and six month periods ended June 30, 2008, respectively.

Expense associated with our stock option programs was $2.0 million and $5.9 million for the three month and six month periods ended June 30, 2009, compared to $2.4 million and $6.2 million for the three month and six month periods ended June 30, 2008.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $2.6 million and $6.0 million for the three month and six month periods ended June 30, 2009, compared to $3.7 million and $7.9 million for the three month and six month periods ended June 30, 2008. The decrease was primarily due to lower expense associated with terminated employees as well as lower expense due to fewer awards being issued in 2009 as compared to the same period in 2008.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million and $0.5 million for the three month and six month periods ended June 30, 2009, compared to $0.2 million and $0.6 million for the three month and six month periods ended June 30, 2008, respectively.

We expect total equity-based compensation of approximately $25.0 million for 2009. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization decreased $1.0 million, or 7%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Depreciation and amortization increased $1.3 million, or 5%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease for the three months ended June 30, 2009 was primarily driven by a reassessment of the useful lives of our computer software. We review the estimated remaining useful lives of our computer software and may extend the useful life when events and circumstances indicate the computer software can operate beyond its original or current useful life. Prior to the second quarter of 2009, the useful life of computer software assets was typically three to five years. We now expect the useful life of our back-end and back-office software to be in the range of five to eight years and we have extended the useful lives accordingly. This reassessment included a review of the major components of our strategy and consideration of the effects of obsolescence, technology, competition and other economic factors on the useful life of these assets. The impact of this change was effective in the second quarter of 2009 and the impact for the three month and six month periods ended June 30, 2009 was a reduction in software amortization expense by approximately $2.0 million after-tax ($0.03 per diluted share).

The increase for the six months ended June 30, 2009 was primarily driven by the increased capital costs for revenue generating investments to enhance our strategic capabilities (such as DNBi) and the amortization of acquired intangible assets partially offset by the reassessment of the useful lives of our computer software, as discussed above.

Restructuring Charge

Restructuring charges have been recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” or “SFAS No. 112,” and/or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” or “SFAS No. 146,” as appropriate.

We record severance costs provided under an ongoing benefit arrangement once they are both probable and estimable in accordance with the provisions of SFAS No. 112.

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

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under an ongoing arrangement as described in SFAS No. 112 or under a one-time benefit arrangement as defined by SFAS No. 146. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we had to make estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

During the three months ended June 30, 2009, we recorded a $2.8 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $0.4 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 60 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.4 million.

During the three months ended June 30, 2008, we recorded a $1.2 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $0.5 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 10 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.7 million.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

During the six months ended June 30, 2009, we recorded a $4.1 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $1.3 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 60 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.8 million.

During the six months ended June 30, 2008, we recorded an $11.6 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $7.9 million in accordance with the provisions of SFAS No. 112 were recorded. In total, approximately 135 employees were impacted;

•	Severance and termination costs of $3.0 million in accordance with the provisions of SFAS No. 146 were recorded. In total, approximately 40 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.7 million.

Interest Income (Expense) — Net

The following table presents our “Interest Income (Expense) – Net” for the three month and six month periods ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.8	$3.7	$1.9	$6.1
Interest Expense	(11.4)	(13.2)	(22.8)	(22.6)

Interest Income (Expense) - Net	$(10.6)	$(9.5)	$(20.9)	$(16.5)

For the three months ended June 30, 2009, interest income decreased $2.9 million and interest expense decreased $1.8 million as compared to the three months ended June 30, 2008. The decrease in interest income is primarily attributable to lower interest rates and lower amounts of invested cash. The decrease in interest expense is primarily attributable to lower amounts of average debt outstanding and lower interest rates.

For the six months ended June 30, 2009, interest income decreased $4.2 million and interest expense increased $0.2 million as compared to the six months ended June 30, 2008. The decrease in interest income is primarily attributable to lower interest rates and lower amounts of invested cash. The increase in interest expense is primarily attributable to higher amounts of debt outstanding, partially offset by lower interest rates.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three month and six month periods ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Settlement of Legacy Tax Matter Arbitration(a)	$4.1	$—	$4.1	$—
Legacy Tax Matter Related to the Settlement of 2003 Tax Year (b)	—	(7.7)	—	(7.7)
Gain on Disposal of Italian Domestic Business(c)	11.5	—	11.5	—
Miscellaneous Other Income (Expense) - Net	(1.0)	(0.7)	0.3	(0.4)

Other Income (Expense) - Net	$14.6	$(8.4)	$15.9	$(8.1)

(a)	During the three month and six month periods ended June 30, 2009, we recognized a gain on the receipt of an arbitration award related to a Legacy Tax Matter. See Note 7 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q.

(b)	During the three month and six month periods ended June 30, 2008, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the expiration of the statute of limitations.

(c)	During the three month and six monthss ended June 30, 2009, we recognized a gain as a result of the divestiture of the domestic portion of our Italian operations. See Note 14 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

For the three months ended June 30, 2009, our effective tax rate was 32% as compared to 4.2% for the three months ended June 30, 2008. The effective tax rate for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was negatively impacted by taxes incurred on the favorable arbitration settlement related to certain legacy tax matters (see Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q) and positively impacted by benefits derived from our divestiture of the domestic portion of our Italian operations (see Note 14 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q). The effective tax rate for the three months ended June 30, 2008 was positively impacted by the favorable settlement of global tax audits and by the release of reserves for uncertain tax positions due to the expiration of the statute of limitations.

For the six months ended June 30, 2009, our effective tax rate was 17.4% as compared to 20.7% for the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, was positively impacted by benefits derived from worldwide legal entity simplification and by benefits derived from our divestiture of the domestic portion of our Italian operations (see Note 14 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q). The effective tax rate for the six months ended June 30, 2008 was positively impacted by the favorable settlement of global tax audits and by the release of reserves for uncertain tax positions due to the expiration of the statute of limitations.

FIN 48

The total amount of unrecognized tax benefits as of June 30, 2009 was $126.9 million. During the three months ended June 30, 2009, we increased our unrecognized tax benefits by approximately $3.3 million. The increase is primarily related to global tax planning initiatives. During the six months ended June 30, 2009, we increased our unrecognized tax benefits by approximately $18.3 million, primarily related to the implementation of a worldwide legal entity simplification. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $97.1 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months, by approximately $23 million, as a result of not pursuing certain refund claims.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examinations by the IRS for years prior to 2004. In state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2005. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2004. The IRS has commenced an examination of our 2004, 2005 and 2006 tax years. We expect the examination will be completed in the first quarter of 2011.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and six month periods ended June 30, 2009 was $0.4 million and $1.0 million, net of tax benefits, respectively, as compared to $0.9 million and $1.7 million, net of tax benefits in the three month and six month periods ended June 30, 2008, respectively. The total amount of accrued interest as of June 30, 2009 was $8.3 million, net of tax benefits, as compared to $8.6 million, net of tax benefits, as of June 30, 2008.

Equity in Net Income of Affiliates

We recorded $0.4 million and $0.7 million as Equity in Net Income of Affiliates for the three month and six month periods ended June 30, 2009, as compared to $0.4 million and $0.6 million for the three month and six month periods ended June 30, 2008.

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

We reported earnings per share, or “EPS,” for the three month and six month periods ended June 30, 2009 and 2008, as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$1.45	$1.54	$3.40	$2.59
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	0.02

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.45	$1.54	$3.40	$2.61

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$1.43	$1.51	$3.36	$2.55
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	0.02

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.43	$1.51	$3.36	$2.57

For the three months ended June 30, 2009, basic EPS attributable to D&B common shareholders decreased 6%, compared with the three months ended June 30, 2008, primarily due to a decrease of 9% in net income due to a higher tax provision as a result of favorable arbitration settlement related to legacy tax matters partially offset by the benefit derived from divestiture of the domestic portion of our Italian operations and a 3% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the three months ended June 30, 2009, diluted EPS attributable to D&B common shareholders decreased 5%, compared with the three months ended June 30, 2008, primarily due to a decrease of 9% in net income due to a higher tax provision as a result of favorable arbitration settlement related to legacy tax matters partially offset by the benefit derived from divestiture of the domestic portion of our Italian operations and a 4% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases.

During the three months ended June 30, 2009, we repurchased 0.3 million shares of common stock for $27.5 million under our Board of Directors approved share repurchase program. In addition, we repurchased 0.1 million shares of common stock for $9.4 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

For the six months ended June 30, 2009, basic EPS attributable to D&B common shareholders increased 30%, compared with the six months ended June 30, 2008, primarily due to an increase of 25% in net income due to benefits derived from worldwide legal entity simplification, the benefit derived from divestiture of the domestic portion of our Italian operations and a 4% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases partially offset by a higher tax provision as a result of favorable arbitration settlement related to legacy tax matters. For the six months ended June 30, 2009, diluted EPS of stock attributable to D&B common shareholders increased 31%, compared with the six months ended June 30, 2008, primarily due to a increase of 25% in net income due to benefits derived from worldwide legal entity simplification, the benefit derived from divestiture of the domestic portion of our Italian operations and a 5% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases partially offset by a higher tax provision as a result of favorable arbitration settlement related to legacy tax matters.

During the six months ended June 30, 2009, we repurchased 0.5 million shares of common stock for $42.5 million under our Board of Directors approved share repurchase program. In addition, we repurchased 0.5 million shares of common stock for $36.5 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Non-Core gains and (charges) included in Consolidated Operating Costs:
Restructuring charges related to our Financial Flexibility Initiatives	$(2.8)	$(1.2)	$(4.1)	$(11.6)
Non-Core gains and (charges) included in Other Income (Expense)- Net:
Effect of Legacy Tax Matters	$0.2	$0.3	$0.4	$0.7
Tax Reserve True-up for the Settlement of the 2003 tax year, primarily related to the “Amortization and Royalty Expense Deductions” transaction	$—	$(7.7)	$—	$(7.7)
Settlement of Legacy Tax Matter Arbitration	$4.1	$—	$4.1	$—
Gain on Disposal of Italian Domestic Operations	$11.5	$—	$11.5	$—
Non-Core gains and (charges) included in Provision for Income Taxes:
Restructuring charges related to our Financial Flexibility Initiatives	$1.1	$—	$1.5	$3.9
Effect of Legacy Tax Matters	$(0.2)	$(0.3)	$(0.4)	$(0.7)
Settlement of Legacy Tax Matter Arbitration	$(3.1)	$—	$(3.1)	$—
Tax Reserve True-up for the Settlement of the 2003 tax year, primarily related to the “Amortization and Royalty Expense Deductions” transaction	$—	$15.4	$—	$15.4
Favorable Resolution of Global Tax Audits including the Liquidation of Dormant International Corporations and/or Divested Entities	$—	$13.7	$—	$13.7
Interest on IRS Deposit	$—	$—	$—	$1.3
Benefits Derived From Worldwide Legal Entity Simplification	$—	$—	$33.2	$—
Gain on Disposal of Italian Domestic Operations	$1.3	$—	$1.3	$—

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

North America

North America is our largest segment representing 77% and 78% of our total revenue for the three month and six month periods ended June 30, 2009, as compared to 77% and 79% of our total revenue for the three month and six month periods ended June 30, 2008.

North America represented 79% and 80% of our core revenue for the three month and six month periods ended June 30, 2009, as compared to 80% and 81% of our core revenue for the three month and six month periods ended June 30, 2008.

There were no divestitures within this segment during the three month and six month periods ended June 30, 2009 and 2008. The following table presents our North America total and core revenue by customer solution set and North America operating income for the three month and six month periods ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$201.0	$204.9	$408.4	$414.1
Sales & Marketing Solutions	89.2	95.7	173.4	189.7
Internet Solutions	30.1	30.1	59.7	59.6

North America Total and Core Revenue	$320.3	$330.7	$641.5	$663.4

Operating Income	$110.1	$109.7	$233.3	$232.7

North America Overview

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

North America total and core revenue decreased $10.4 million, or 3% (both before and after the effect of foreign exchange), for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

North America Customer Solution Sets

On a customer solution set basis, the $10.4 million decrease in core revenue for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $3.9 million, or 2% (1% before the effect of foreign exchange).

For the three months ended June 30, 2009, Traditional Risk Management Solutions, which accounted for 73% of total North America Risk Management Solutions, decreased 3% (2% decrease before the effect of foreign exchange). The decrease was primarily due to economic and budgetary pressures on our customers. We are experiencing:

•	A decline in purchases of our legacy products;

partially offset by:

•

A conversion from our legacy products to subscription plans from existing customers including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data within pre-defined ranges, provided such customers commit to a level of spend. Our price lift is moderating as customers are unable to increase their level of spend due to budget constraints.

For the three months ended June 30, 2009, Value-Added Risk Management Solutions, which accounted for 21% of total North America Risk Management Solutions, decreased 2% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our legacy VAP’s products due to economic and budgetary pressures on our customers; and

•	A shift in product mix to our Preferred Pricing Agreement with DNBi subscriptions plans (as noted above);

partially offset by:

•	Higher purchases from existing customers of our value-added solutions enabled by our DNBi platform.

For the three months ended June 30, 2009, Supply Management Solutions, which accounted for 6% of total North America Risk Management Solutions, increased 12% (both before and after the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	A decrease in Sales & Marketing Solutions of $6.5 million, or 7% (both before and after the effect of foreign exchange).

For the three months ended June 30, 2009, Traditional Sales & Marketing Solutions, which accounted for 35% of total North America Sales & Marketing Solutions, decreased 14% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•

Lower purchases of our legacy products due to economic and budgetary pressures on our customers. The traditional business is very closely tied to the level of our customers’ direct marketing activity. In this environment customers are continuing to defer, decrease or cancel marketing spend and this is causing the steep decline in demand;

partially offset by:

•	Increased revenue associated with our acquisition of QED in the first quarter of 2009.

For the three months ended June 30, 2009, Value-Added Sales & Marketing Solutions, which accounted for 65% of total North America Sales & Marketing Solutions, decreased 3% (2% before the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our legacy products due to economic pressures on our customers. We are retaining our customers but the dollar spend per customer has declined;

partially offset by:

•	Higher commitments from our customers due to providing more value through bundled offerings.

Internet Solutions

•

Internet Solutions remained flat (both before and after the effect of foreign exchange). The second quarter was benefited by one large customer deal offset by a decline in advertising revenue and revenue attributable to our subscription plans. We are experiencing a decline in sales due to a drop in renewal rates triggered by a reduction in the budgets of our customers.

North America Operating Income

North America operating income for the three months ended June 30, 2009 was $110.1 million, compared to $109.7 million for the three months ended June 30, 2008, an increase of $0.4 million, or flat. The slight increase in operating income was primarily attributable to:

•	Lower expenses related to reengineering and decreased revenue (i.e., commissions and bonuses and travel related expenses); and

•	A decrease in computer software amortization primarily driven by a reassessment of the useful lives. See Depreciation and Amortization above;

partially offset by:

•	A decrease in North America revenue; and

•	An increase in expenses associated with the acquisition of QED.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

North America total and core revenue decreased $21.9 million, or 3% (both before and after the effect of foreign exchange), for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

North America Customer Solution Sets

On a customer solution set basis, the $21.9 million decrease in core revenue for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $5.7 million, or 1% (both before and after the effect of foreign exchange).

For the six months ended June 30, 2009, Traditional Risk Management Solutions, which accounted for 73% of total North America Risk Management Solutions, decreased 1% (flat before the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our legacy products;

partially offset by:

•

A conversion from our legacy products to subscription plans from existing customers including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data within pre-defined ranges, provided such customers commit to a level of spend. Our price lift is moderating as customers are unable to increase their level of spend due to budget constraints.

For the six months ended June 30, 2009, Value-Added Risk Management Solutions, which accounted for 20% of total North America Risk Management Solutions, decreased 7% (6% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our legacy VAP’s products due to economic and budgetary pressures on our customers;

partially offset by:

•	Higher purchases from existing customers of our value-added solutions enabled by our DNBi platform.

For the six months ended June 30, 2009, Supply Management Solutions, which accounted for 7% of total North America Risk Management Solutions, increased 10% (both before and after the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	A decrease in Sales & Marketing Solutions of $16.3 million, or 9% (8% before the effect of foreign exchange).

For the six months ended June 30, 2009, Traditional Sales & Marketing Solutions, which accounted for 36% of total North America Sales & Marketing Solutions, decreased 17% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our legacy products due to economic and budgetary pressures on our customers; and

•	Shift in timing of early renewals (primarily into the fourth quarter of 2008);

partially offset by:

•	Increased revenue associated with our acquisition of QED in the first quarter of 2009.

For the six months ended June 30, 2009, Value-Added Sales & Marketing Solutions, which accounted for 64% of total North America Sales & Marketing Solutions, decreased 3% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our legacy products due to economic pressures on our customers; and

•	Shift in timing of early renewals (primarily into the fourth quarter of 2008);

partially offset by:

•	Higher commitments from our customers due to providing more value through bundled offerings.

Internet Solutions

•

An increase in Internet Solutions of $0.1 million, or flat (1% before the effect of foreign exchange). The slight increase was benefited by one large customer deal offset by a decline in advertising revenue and revenue attributable to our subscription plans. We are experiencing a decline in sales due to a drop in renewal rates triggered by a reduction in the budgets of our customers.

North America Operating Income

North America operating income for the six months ended June 30, 2009 was $233.3 million, compared to $232.7 million for the six months ended June 30, 2008, an increase of $0.6 million, or flat. The slight increase in operating income was primarily attributable to:

•	Lower expenses related to reengineering and decreased revenue (i.e., commissions and bonuses, travel related expenses and professional fees); and

•	A decrease in computer software amortization primarily driven by a reassessment of the useful lives. See Depreciation and Amortization above;

partially offset by:

•	A decrease in North America revenue; and

•	An increase in expenses associated with the acquisition of QED.

International

International represented 23% and 22% of our total revenue for the three month and six month periods ended June 30, 2009, as compared to 23% and 21% of our total revenue for the three month and six month periods ended June 30, 2008.

International represented 21% and 20% of our core revenue for the three month and six month periods ended June 30, 2009, as compared to 20% and 19% of our core revenue for the three month and six month periods ended June 30, 2008.

The following table presents our International revenue by customer solution set and International operating income for the three month and six month periods ended June 30, 2009 and 2008.

Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$63.7	$64.6	$121.7	$119.8
Sales & Marketing Solutions	20.3	17.2	37.5	31.5
Internet Solutions	1.0	1.0	1.7	2.2

International Core Revenue	85.0	82.8	160.9	153.5
Divested Businesses	11.6	14.2	21.9	25.5

International Total Revenue	$96.6	$97.0	$182.8	$179.0

Operating Income	$22.6	$21.1	$34.2	$29.7

International Overview

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

International total revenue decreased $0.4 million, or flat (17% increase before the effect of foreign exchange), for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, reflecting a $2.2 million or 3% increase (20% increase before the effect of foreign exchange) in core revenue offset by a $2.6 million decrease as a result of our divestiture of the domestic portion of our Italian operations. The increase in core revenue was primarily due to:

•

Increased revenue as a result of our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, and in China with HC International, Inc. in the fourth quarter of 2008;

•	Increased revenue from our Asia Pacific market primarily from our Tokyo Shoko Research/D&B Japan Joint Venture;

•	Growth in our subscription plans in certain of our European markets for existing customers who are increasing the level of business they do with us; and

•	Increased revenue from providing cross-border data from our operations to members of our D&B Worldwide Network attributable to fulfillment services and product usage;

partially offset by:

•	The negative impact of foreign exchange.

International Customer Solution Sets

On a customer solution set basis, the $2.2 million increase in International core revenue for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $0.9 million, or 1% (17% increase before the effect of foreign exchange).

For the three months ended June 30, 2009, Traditional Risk Management Solutions, which accounted for 84% of International Risk Management Solutions, increased 5% (22% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

•	Growth in our subscription plans in certain of our European markets for existing customers who are willing to increase the level of business they do with us;

•	Increased revenue as a result of our consolidation of our majority owned joint venture in D&B India, which had been previously minority owned, in the fourth quarter of 2008;

•	Increased revenue from our Asia Pacific market primarily from our Tokyo Shoko Research/D&B Japan Joint Venture; and

•	Increased revenue from members of our D&B Worldwide Network attributable to fulfillment services and product usage;

partially offset by:

•	The negative impact of foreign exchange.

For the three months ended June 30, 2009, Value-Added Risk Management Solutions, which accounted for 14% of International Risk Management Solutions, decreased 25% (7% decrease before the effect of foreign exchange) primarily due to:

•	The negative impact of foreign exchange; and

•	Lower purchases in our UK market due to economic and budgetary pressures on our customers;

partially offset by:

•	Higher purchases from existing customers in certain of our European markets.

For the three months ended June 30, 2009, Supply Management Solutions, which accounted for 2% of International Risk Management Solutions, decreased 17% (5% increase before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $3.1 million, or 18% (31% increase before the effect of foreign exchange).

For the three months ended June 30, 2009, Traditional Sales & Marketing Solutions, which accounted for 43% of International Sales & Marketing Solutions, increased 96% after the effect of foreign exchange. This increase was primarily due to:

•

Increased revenue as a result of our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, and in China with HC International, Inc. in the fourth quarter of 2008; and

•

A reclassification in the second quarter of 2008 of certain of our results related to our Tokyo Shoko Research/D&B Japan Joint Venture revenue from traditional to value-added solutions to reflect classification consistent with our existing solution sets;

partially offset by:

•	The negative impact of foreign exchange.

For the three months ended June 30, 2009, Value-Added Sales & Marketing Solutions, which accounted for 57% of International Sales & Marketing Solutions, decreased 9% (8% decrease before the effect of foreign exchange). The decrease was primarily due to the reclassification in the second quarter of 2008 of certain of our results related to our Tokyo Shoko Research/D&B Japan Joint Venture revenue discussed above in Traditional Sales & Marketing Solutions and lower purchases due to economic and budgetary pressures on our customers.

Internet Solutions

•	Internet Solutions remained flat (33% increase before the effect of foreign exchange).

International Operating Income

International operating income for the three months ended June 30, 2009 was $22.6 million, compared to $21.1 million for the three months ended June 30, 2008, an increase of $1.5 million, or 7%, primarily due to:

•	An increase in core revenue;

•	Lower costs as a result of our reengineering efforts; and

•	Lower costs as a result of our divestiture of the domestic portion of our Italian operations;

partially offset by:

•

Increased data acquisition costs and fulfillment costs primarily associated with our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, in China with HC International, Inc. and our Tokyo Shoko Research/D&B Japan Joint Venture;

•

Higher variable selling expenses related to increased revenue (i.e., commissions, bonus, etc.) and our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, and in China with HC International, Inc.;

•	The negative impact of foreign exchange; and

•	Increased investments in our UK market to maintain our UK data coverage and quality.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

International total revenue increased $3.8 million, or 2% (18% increase before the effect of foreign exchange), for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, reflecting a $7.4 million or 5% increase (21% increase before the effect of foreign exchange) in core revenue offset by a $3.6 million decrease as a result of our divestiture of the domestic portion of our Italian operations. The increase in core revenue was primarily due to:

•

Increased revenue as a result of our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, and in China with HC International, Inc. in the fourth quarter of 2008;

•	Increased revenue from our Asia Pacific market primarily from our Tokyo Shoko Research/D&B Japan Joint Venture;

•	Growth in our subscription plans in certain of our European markets for existing customers who are increasing the level of business they do with us; and

•	Increased revenue from providing cross-border data from our operations to members of our D&B Worldwide Network attributable to fulfillment services and product usage;

partially offset by:

•	The negative impact of foreign exchange.

International Customer Solution Sets

On a customer solution set basis, the $7.4 million increase in International core revenue for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $1.9 million, or 2% (19% increase before the effect of foreign exchange).

For the six months ended June 30, 2009, Traditional Risk Management Solutions, which accounted for 84% of International Risk Management Solutions, increased 7% (23% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

•	Increased revenue as a result of our consolidation of our majority owned joint venture in D&B India, which had been previously minority owned, in the fourth quarter of 2008;

•	Growth in our subscription plans in certain of our European markets for existing customers who are willing to increase the level of business they do with us;

•	Increased revenue from our Asia Pacific market primarily from our Tokyo Shoko Research/D&B Japan Joint Venture; and

•	Increased revenue from members of our D&B Worldwide Network attributable to fulfillment services and product usage;

partially offset by:

•	The negative impact of foreign exchange.

For the six months ended June 30, 2009, Value-Added Risk Management Solutions, which accounted for 15% of International Risk Management Solutions, decreased 19% (1% decrease before the effect of foreign exchange) primarily due to:

•	The negative impact of foreign exchange; and

•	Lower purchases in our UK market due to economic and budgetary pressures on our customers;

partially offset by:

•	Higher purchases from existing customers in certain of our other European markets.

For the six months ended June 30, 2009, Supply Management Solutions, which accounted for 1% of International Risk Management Solutions, decreased 8% (14% increase before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $6.0 million, or 19% (29% increase before the effect of foreign exchange).

For the six months ended June 30, 2009, Traditional Sales & Marketing Solutions, which accounted for 45% of International Sales & Marketing Solutions, increased 34% (63% increase before the effect of foreign exchange). This increase was primarily due to:

•

Increased revenue as a result of our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, and in China with HC International, Inc. in the fourth quarter of 2008;

partially offset by:

•	The negative impact of foreign exchange.

For the six months ended June 30, 2009, Value-Added Sales & Marketing Solutions, which accounted for 55% of International Sales & Marketing Solutions, increased 9% (10% increase before the effect of foreign exchange). The increase was primarily due to increased revenue from our Asia Pacific market primarily from our Tokyo Shoko Research/D&B Japan Joint Venture.

Internet Solutions

•	A decrease in Internet Solutions of $0.5 million, or 23% (1% increase before the effect of foreign exchange).

International Operating Income

International operating income for the six months ended June 30, 2009 was $34.2 million, compared to $29.7 million for the six months ended June 30, 2008, an increase of $4.5 million, or 15%, primarily due to:

•	An increase in core revenue;

•	Lower costs as a result of our reengineering efforts; and

•	Lower costs as a result of our divestiture of the domestic portion of our Italian operations;

partially offset by:

•

Increased data acquisition costs and fulfillment costs primarily associated with our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, in China with HC International, Inc. and our Tokyo Shoko Research/D&B Japan Joint Venture;

•

Higher variable selling expenses related to increased revenue (i.e., commissions, bonus, etc.) and our consolidation of our majority owned joint ventures in D&B India, which had been previously minority owned, and in China with HC International, Inc.;

•	The negative impact of foreign exchange; and

•	Increased investments in our UK market to maintain our UK data coverage and quality.

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

•

The profitability of our International segment depends on our ability to identify and execute various initiatives, such as the implementation of subscription plan pricing and successfully managing our D&B Worldwide Network, and our ability to identify and contend with various challenges present in foreign markets, such as local competition and the availability of public records at no cost;

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

We elaborate on the above list of important factors throughout this document and in our other filings with the SEC, particularly in the discussion of our Risk Factors in Item 1A. of our Annual Report on Form 10-K. It should be understood that it is not possible to predict or identify all risk factors. Consequently, the above list of important factors and the Risk Factors discussed in Item 1A. of our Annual Report on Form 10-K should not be considered to be a complete discussion of all of our potential trends, risks and uncertainties. Except as otherwise required by federal securities laws, we do not undertake any obligation to update any forward-looking statement we may make from time-to-time.

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

Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities was $234.4 million and $262.3 million for the six months ended June 30, 2009 and 2008, respectively. The $27.9 million decrease was primarily driven by:

•	An increase in tax payments compared to the prior period;

partially offset by:

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses; and

•	A decrease in accounts receivable due to improved collections coupled with lower sales.

Cash Used in Investing Activities from Continuing Operations

Net cash used in investing activities was $46.0 million for the six months ended June 30, 2009, as compared to net cash used in investing activities of $32.7 million for the six months ended June 30, 2008. The $13.3 million change primarily reflects the following activities:

•

During the six months ended June 30, 2009, in connection with our initiatives to drive long-term growth, we spent $31.6 million on acquisitions/joint ventures and other investments, net of cash acquired, as compared to $9.8 million, net of cash acquired, during the six months ended June 30, 2008. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q;

partially offset by:

•

Cash settlements of our foreign currency contracts for our hedged transactions resulted in $11.6 million of cash inflow for the six months ended June 30, 2009 as compared to $1.8 million cash inflow during the six months ended June 30, 2008.

Cash Used in Financing Activities from Continuing Operations

Net cash used in financing activities was $137.7 million and $166.6 million for the six months ended June 30, 2009 and 2008, respectively. As set forth below, this $28.9 million decrease primarily relates to a decrease in share repurchases partially offset by redemption in borrowings in contractual obligations.

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

Credit Facility

At December 31, 2007, we had a $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. We had $167.0 million and $126.0 million of borrowings outstanding under the $650 million credit facility at June 30, 2009 and 2008, respectively. We borrowed under these facilities from time-to-time during the six months ended June 30, 2009 to fund our share repurchases, acquisition strategy and working capital needs.

In December 2008 and January 2009, we entered into interest rate swap agreements with an aggregate notional amount of $100 million, and designated these swaps as cash flow hedges against variability in cash flows related to our $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. At June 30, 2009, the balance of net derivative losses associated with these swaps included in AOCI was approximately $0.1 million.

Share Repurchases

During the six months ended June 30, 2009, we repurchased 1.0 million shares of common stock for $79.0 million. The share repurchases are comprised of the following programs:

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of the then existing $200 million repurchase program. We repurchased 0.5 million shares of common stock for $42.5 million under the $400 million repurchase program during the six months ended June 30, 2009. We anticipate that the $400 million repurchase program will be completed by February 2010; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 0.5 million shares of common stock for $36.5 million under this program during the six months ended June 30, 2009. This program expires in August 2010.

During the six months ended June 30, 2008, we repurchased 2.9 million shares of common stock for $244.4 million. The share repurchases are comprised of the following programs:

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of the then existing $200 million repurchase program. We repurchased 2.0 million shares of common stock for $163.0 million under the $400 million repurchase program during the six months ended June 30, 2008; and

•

In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program, which began in July 2007. We repurchased 0.3 million shares of common stock for $26.8 million under this repurchase program during the six months ended June 30, 2008. This program was completed in February 2008.

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate dilution under our stock incentive plans and ESPP. We repurchased 0.6 million shares of common stock for $54.6 million under this program during the six months ended June 30, 2008. This program expires in August 2010.

Future Liquidity—Sources and Uses of Funds

Share Repurchases and Dividends

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, our Board of Directors approved in August 2006, a four-year, five million share repurchase program. During the six months ended June 30, 2009, we repurchased 0.5 million shares of common stock for $36.5 million under this program with 1.3 million shares remaining to be repurchased.

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008. During the six months ended June 30, 2009, we repurchased 0.5 million shares of common stock for $42.5 million under this program with $84.7 million remaining under this program. We anticipate that the $400 million repurchase program will be completed by February 2010.

In February 2009, our Board of Directors approved a new $200 million share repurchase program. This new program will begin at the completion of our existing $400 million, two-year share repurchase program.

We are targeting our discretionary share repurchases of approximately $100 million to $150 million in 2009.

In August 2009, our Board of Directors approved the declaration of a dividend of $0.34 per share for the third quarter of 2009. This cash dividend will be payable on September 14, 2009 to shareholders of record at the close of business on August 31, 2009.

Spin-off Obligation

As part of our spin-off from Moody’s/The Dun & Bradstreet Corporation (“D&B2”) in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2007, and made estimated tax deposits for 2008 and 2009, consistent with the IRS’ rulings. Under the TAA, we may be required to reimburse Moody’s/D&B2 for the loss of compensation expense deductions relating to tax years 2003 to the second quarter of 2009 of approximately $21.4 million in the aggregate for such years. In 2005 and 2006 we paid Moody’s/D&B2 approximately $30.1 million in the aggregate under the TAA. We have not made any payments to Moody’s/D&B2 since first quarter of 2006. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of June 30, 2009, current and former employees of D&B held 0.2 million Moody’s stock options. These stock options had a weighted average exercise price of $10.94 and a remaining weighted average contractual life of less than one year. All of these stock options are currently exercisable.

Potential Payments in Tax and Legal Matters

We and our predecessors are involved in certain tax and legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. We believe we have adequate reserves recorded in our consolidated financial statements for our current exposures in these matters, where applicable, as described herein.

FIN 48

We adopted FIN 48 as of January 1, 2007. As a result, in addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2008, we have a total amount of unrecognized tax benefits of $126.9 million as of June 30, 2009. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $112.7 million.

Acquisitions

On June 30, 2009, we acquired a majority stake in RoadWay International Limited (“RoadWay”) for approximately $28 million with cash on hand. RoadWay is the leading provider of integrated services of direct marketing in China. RoadWay fits into our plan to provide our Sales & Marketing Solutions customers with a one-stop solution in China by providing strong marketing and sales capabilities and an extensive database.

On July 24, 2009, we entered into a definitive agreement with Bisnode to acquire substantially all of the assets and certain liabilities of Bisnode’s ICC Group of Companies based in the UK and Ireland for approximately $17 million. The transaction is expected to close by the end of August and is subject to customary closing conditions. As a provider of Risk and Business Information similar to D&B, ICC is a natural fit with our Risk Management Solutions business.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2008.

Fair Value Measurements

As described in Note 12 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q, effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” or “SFAS No. 157,” which have been applied prospectively beginning January 1, 2008 for all financial assets and liabilities recognized in the consolidated financial statements at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. For all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis, we applied the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157,” or “FSP FAS 157-2,” and delayed the effective date of SFAS No. 157 until January 1, 2009. Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. On January 1, 2009, the measurement provisions of SFAS No. 157 were adopted to measure these non-recurring non-financial assets and liabilities at fair value. As of June 30, 2009, we did not have any unobservable (Level 3) inputs in determining fair value.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of June 30, 2009, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended June 30, 2009, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended June 30, 2009, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
		(Amounts in millions, except per share data)
April 1 - 30, 2009	0.2	$79.49	0.2	—	$—
May 1 - 31, 2009	0.1	$80.78	0.1	—	$—
June 1 - 30, 2009	0.1	$79.89	0.1	—	$—

	0.4	$79.91	0.4	1.3	$84.7

(a)	During the three months ended June 30, 2009 we repurchased 0.1 million shares of common stock for $9.4 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in August 2006 and expires in August 2010. The maximum number of shares authorized for repurchase under this program is 5.0 million shares, of which 3.7 million shares have been repurchased as of June 30, 2009.

(b)	During the three months ended June 30, 2009, we repurchased 0.3 million shares of common stock for $27.5 million related to a previously announced $400 million, two-year share repurchase program approved by our Board of Directors in December 2007. This program began in February 2008 and we anticipate that this program will be completed by February 2010.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 5, 2009. At such meeting, 46,773,222 shares of our common stock were represented in person or by proxy, which was equal to 87.27% of the issued and outstanding shares entitled to vote at the meeting.

The matters voted upon and the results of the vote were as follows:

PROPOSAL NO. 1

ELECTION OF DIRECTORS

The four directors listed below were elected to three-year terms, which will expire at the 2012 Annual Meeting of Shareholders.

	Number of Shares
Nominee	For	Withheld
Austin A. Adams	45,873,525	899,697
James N. Fernandez	45,660,184	1,113,038
Sandra E. Peterson	45,520,086	1,253,136
Michael R. Quinlan	44,592,751	2,180,471

PROPOSAL NO. 2

RATIFICATION OF APPOINTMENT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm was ratified as follows: 46,293,609 voted in favor; 407,879 voted against; and 71,734 abstained.

There were no broker non-votes on either Proposal No. 1 or Proposal No. 2.

PROPOSAL NO. 3

APPROVAL OF THE 2009 STOCK INCENTIVE PLAN

The Dun & Bradstreet Corporation 2009 Stock Incentive Plan was approved as follows: 34,418,506 voted in favor; 8,121,002 voted against; and 253,414 abstained.

There were 3,980,300 broker non-votes on Proposal No. 3.

Item 5.	Other Information

Technology Services Agreement

As previously reported, on May 6, 2009, and as part of our ongoing financial flexibility initiatives, we entered into Statement of Work Number 09 (the “SOW”) under our Global Master Services Agreement (the “Agreement”) with Acxiom Corporation to provide certain infrastructure management services that were formerly provided by Computer Sciences Corporation (“CSC”). Pursuant to the SOW, our data center operations, technology help desk and network management functions currently managed by CSC will transition to Acxiom. This is in addition to the grid computing capabilities currently outsourced to Acxiom for the operation of our Optimizer product.

The Agreement, including Amendment Number One and Amendment Number Two, thereto, and the SOW, are attached hereto as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q, and are incorporated herein by reference.

Item 6.	Exhibits

Exhibit 10.1*	Global Master Services Agreement by and between Dun & Bradstreet, Inc. and Acxiom Corporation, dated July 27, 2006 (Amended and Restated as of June 2, 2008), together with Amendment Number One, thereto, dated November 30, 2008, and Amendment Number Two, thereto, dated May 6, 2009.

Exhibit 10.2*	Statement of Work Number 9 under the Global Master Services Agreement by and between Dun & Bradstreet, Inc. and Acxiom Corporation, dated May 6, 2009.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ Anastasios G. Konidaris
Anastasios G. Konidaris
Senior Vice President and Chief Financial Officer

Date:	August 5, 2009

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller

Date:	August 5, 2009