Form 10-Q/A
period 2009-06-30
DUN & BRADSTREET CORP/NW
filed 2009-10-08
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2009 (the “Original Form 10-Q”), as filed with the Securities and Exchange Commission on August 5, 2009, is being filed solely to disclose the duration of the agreements we previously filed with the Original Form 10-Q as Exhibit 10.1 (our Global Master Services Agreement with Acxiom Corporation) and Exhibit 10.2 (our Statement of Work Number 9 under the Global Master Services Agreement with Acxiom). No other revisions are being made to such Exhibits, and no revisions are being made to our financial statements or any other disclosure contained in the Original Form 10-Q.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit 10.1 †*	Global Master Services Agreement by and between Dun & Bradstreet, Inc. and Acxiom Corporation, dated July 27, 2006 (Amended and Restated as of June 2, 2008), together with Amendment Number One, thereto, dated November 30, 2008, and Amendment Number Two, thereto, dated May 6, 2009.

Exhibit 10.2 †*	Statement of Work Number 9 under the Global Master Services Agreement by and between Dun & Bradstreet, Inc. and Acxiom Corporation, dated May 6, 2009.

Exhibit 31.1 †	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 †	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2009, filed with the Securities and Exchange Commission on August 5, 2009).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2009, filed with the Securities and Exchange Commission on August 5, 2009).

†	Filed Herewith.
*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ Anastasios G. Konidaris
Anastasios G. Konidaris
Senior Vice President and Chief Financial Officer

Date:	October 8, 2009

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller

Date:	October 8, 2009