Form 10-Q
period 2009-09-30
DUN & BRADSTREET CORP/NW
filed 2009-11-05
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at September 30, 2009
Common Stock, par value $0.01 per share	51,974,519

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(as adjusted, see Note 2 & 5)		(as adjusted, see Note 2 & 5)
	(Amounts in millions, except per share data)
Revenue	$399.0	$409.2	$1,223.3	$1,251.6

Operating Expenses	120.5	116.6	366.9	362.5
Selling and Administrative Expenses	159.9	169.8	480.4	521.1
Depreciation and Amortization	13.8	14.4	42.4	41.7
Restructuring Charge	12.2	17.2	16.3	28.8

Operating Costs	306.4	318.0	906.0	954.1

Operating Income	92.6	91.2	317.3	297.5

Interest Income	0.6	2.9	2.5	9.0
Interest Expense	(11.4)	(11.7)	(34.2)	(34.3)
Other Income (Expense) - Net	(2.0)	9.9	13.9	1.8

Non-Operating Income (Expense) - Net	(12.8)	1.1	(17.8)	(23.5)

Income from Continuing Operations Before Provision for Income Taxes and Equity in Net Income of Affiliates	79.8	92.3	299.5	274.0
Provision for Income Taxes	25.4	27.3	63.5	64.8
Equity in Net Income of Affiliates	0.3	0.3	1.0	0.9

Income from Continuing Operations	54.7	65.3	237.0	210.1

Income from Discontinued Operations, Net of Income Taxes	—	—	—	0.7
Gain on Disposal of Italian Real Estate Business, Net of Tax Impact	—	—	—	0.4

Income from Discontinued Operations, Net of Income Taxes	—	—	—	1.1

Net Income	54.7	65.3	237.0	211.2
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	$(0.7)	$(0.2)	$(2.0)	$(0.7)

Net Income Attributable to D&B	$54.0	$65.1	$235.0	$210.5

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$1.03	$1.20	$4.44	$3.79
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	0.02

Net Income Attributable to D&B Common Shareholders	$1.03	$1.20	$4.44	$3.81

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$1.02	$1.18	$4.39	$3.73
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	0.02

Net Income Attributable to D&B Common Shareholders	$1.02	$1.18	$4.39	$3.75

Weighted Average Number of Shares Outstanding - Basic	52.0	53.9	52.6	54.8
Weighted Average Number of Shares Outstanding - Diluted	52.6	54.8	53.2	55.8
Amounts Attributable to D&B Common Shareholders
Income from Continuing Operations, Net of Income Taxes	$54.0	$65.1	$235.0	$209.4
Income from Discontinued Operations, Net of Income Taxes	—	—	—	1.1

Net Income Attributable to D&B	$54.0	$65.1	$235.0	$210.5

Cash Dividend Paid Per Common Share	$0.34	$0.30	$1.02	$0.90
Comprehensive Income Attributable to D&B	$68.0	$37.0	$278.2	$182.8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	September 30, 2009	December 31, 2008
		(as adjusted, see Note 2)
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$187.3	$164.2
Accounts Receivable, Net of Allowance of $16.6 at September 30, 2009 and $17.4 at December 31, 2008	355.8	461.8
Other Receivables	9.0	11.4
Prepaid Taxes	17.8	3.9
Deferred Income Tax	33.3	29.9
Other Current Assets	28.6	24.6

Total Current Assets	631.8	695.8

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $78.3 at September 30, 2009 and $80.7 at December 31, 2008	53.0	53.1
Computer Software, Net of Accumulated Amortization of $335.8 at September 30, 2009 and $303.7 at December 31, 2008	108.4	96.0
Goodwill	435.8	397.6
Deferred Income Tax	180.8	190.0
Other Receivables	43.3	43.4
Other Intangibles	95.1	65.3
Other Non-Current Assets	52.1	44.8

Total Non-Current Assets	968.5	890.2

Total Assets	$1,600.3	$1,586.0

LIABILITIES
Current Liabilities
Accounts Payable	$55.6	$63.0
Accrued Payroll	91.1	115.1
Accrued Income Tax	9.0	29.8
Short-Term Debt	1.3	0.5
Other Accrued and Current Liabilities (Note 6)	180.1	163.6
Deferred Revenue	476.4	536.5

Total Current Liabilities	813.5	908.5

Pension and Postretirement Benefits	457.1	504.8
Long-Term Debt	893.2	904.3
Liabilities for Unrecognized Tax Benefits	106.2	81.6
Other Non-Current Liabilities	50.6	37.4

Total Liabilities	2,320.6	2,436.6

Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	215.1	206.1
Retained Earnings	1,763.9	1,582.8
Treasury Stock, at cost, 30.0 shares at September 30, 2009 and 28.6 shares at December 31, 2008	(2,032.1)	(1,924.4)
Accumulated Other Comprehensive Income (Loss)	(678.8)	(722.0)

Total D&B Shareholders’ Equity (Deficit)	(731.1)	(856.7)

Noncontrolling Interest	10.8	6.1

Total Equity (Deficit)	(720.3)	(850.6)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,600.3	$1,586.0

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$237.0	$211.2
Less:
Gain from Sale of Discontinued Operations	—	0.4
Net Income from Discontinued Operations	—	0.7

Net Income from Continuing Operations	$237.0	$210.1
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	42.4	41.7
Amortization of Unrecognized Pension Loss	13.5	5.9
Gain from Sales of Businesses	(9.3)	(0.7)
Income Tax Benefit from Stock-Based Awards	10.8	21.6
Excess Tax Benefit on Stock-Based Awards	(4.6)	(13.8)
Equity-Based Compensation	17.2	21.5
Restructuring Charge	16.3	28.8
Restructuring Payments	(18.2)	(11.3)
Deferred Income Taxes, Net	16.1	1.7
Accrued Income Taxes, Net	(39.2)	(4.6)
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	100.7	83.5
Decrease in Other Current Assets	1.2	0.8
Decrease in Deferred Revenue	(52.6)	(10.7)
(Decrease) Increase in Accounts Payable	(12.4)	27.0
Net Decrease in Accrued Liabilities	(1.1)	(39.5)
Net Increase in Other Accrued and Current Liabilities	0.9	7.9
Changes in Non-Current Assets and Liabilities:
Net Decrease (Increase) in Other Long-Term Assets	6.5	(21.2)
Net (Decrease) Increase in Long-Term Liabilities	(24.4)	1.1
Net, Other Non-Cash Adjustments	2.0	(1.8)

Net Cash Provided by Operating Activities from Continuing Operations	302.8	348.0
Net Cash Provided by Operating Activities from Discontinued Operations	—	2.6

Net Cash Provided by Operating Activities	302.8	350.6

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	11.1	8.4
Payments for Acquisitions of Businesses, Net of Cash Acquired	(74.2)	(12.6)
Investment in Debt Security	(5.0)	(10.0)
Cash Settlements of Foreign Currency Contracts	9.4	1.4
Capital Expenditures	(6.0)	(9.3)
Additions to Computer Software and Other Intangibles	(41.9)	(39.8)
Net, Other	—	0.8

Net Cash (Used in) Provided by Investing Activities from Continuing Operations	(106.6)	(61.1)
Net Cash (Used in) Investing Activities from Discontinued Operations	—	(11.7)

Net Cash (Used in) Provided by Investing Activities	(106.6)	(72.8)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(143.4)	(329.9)
Net Proceeds from Stock-Based Awards	14.5	21.2
Proceeds from Issuance of Long-Term Debt	—	400.0
Payment of Bond Issuance Costs	—	(3.0)
Payments of Dividends	(53.9)	(49.6)
Proceeds from Borrowings on Credit Facilities	183.3	530.2
Payments of Borrowings on Credit Facilities	(195.2)	(790.5)
Termination of Interest Rate Derivatives	—	(8.5)
Excess Tax Benefit on Stock-Based Awards	4.6	13.8
Net, Other	(0.3)	(0.2)

Net Cash Used in Financing Activities	(190.4)	(216.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	17.3	(20.4)

Increase in Cash and Cash Equivalents	23.1	40.9
Cash and Cash Equivalents, Beginning of Period	164.2	189.7

Cash and Cash Equivalents, End of Period	187.3	230.6

Cash and Cash Equivalents of Discontinued Operations, End of Period	—	—

Cash and Cash Equivalents of Continuing Operations, End of Period	$187.3	$230.6

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Income Taxes, Net of Refunds	$75.9	$46.1
Interest	$30.8	$26.0

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

	For the Nine Months Ended September 30, 2009
					Accumulated Other Comprehensive Income (Loss)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity	Comprehensive Income (Loss)
	(Dollar amounts in millions, except per share data)
Balance, December 31, 2007	0.8	196.4	1,320.7	(1,603.8)	(133.0)	(223.1)	1.9	(440.1)	3.6	(436.5)

Net Income			310.6					310.6	2.4	313.0	$313.0
Equity-Based Plans		3.2		61.3				64.5		64.5
Treasury Shares Acquired				(381.9)				(381.9)		(381.9)
Pension Adjustments, net of tax of $186.9						(291.1)		(291.1)		(291.1)	(291.1)
Dividend Declared			(48.5)					(48.5)		(48.5)
Adjustments to Legacy Tax Matters		6.5						6.5		6.5
Change in Cumulative Translation Adjustment					(71.3)			(71.3)	0.5	(70.8)	(70.8)
Acquisitions/Joint Ventures								—	(0.4)	(0.4)
Derivative Financial Instrument, net of tax of $3.4							(5.4)	(5.4)		(5.4)	(5.4)

Total Comprehensive Income (Loss)											$(54.3)

Balance, December 31, 2008	$0.8	$206.1	$1,582.8	$(1,924.4)	$(204.3)	$(514.2)	$(3.5)	$(856.7)	$6.1	$(850.6)

Comprehensive Income Attributable to the Noncontrolling Interest											(2.4)

Comprehensive Income Attributable to D&B											$(56.7)

Net Income			235.0					235.0	2.0	237.0	$237.0
Purchase of shares								—	3.1	3.1
Payment to minority interest owner								—	(0.5)	(0.5)
Equity-Based Plans		4.1		35.7				39.8		39.8
Treasury Shares Acquired				(143.4)				(143.4)		(143.4)
Pension Adjustments, net of tax of $10.9						15.0		15.0		15.0	15.0
Dividend Declared			(53.9)					(53.9)		(53.9)
Adjustments to Legacy Tax Matters		4.9						4.9		4.9
Change in Cumulative Translation Adjustment					27.8			27.8	0.1	27.9	27.8
Derivative Financial Instruments, no tax impact							0.4	0.4		0.4	0.4

Total Comprehensive Income (Loss)											$280.2

Balance, September 30, 2009	$0.8	$215.1	$1,763.9	$(2,032.1)	$(176.5)	$(499.2)	$(3.1)	$(731.1)	$10.8	$(720.3)

Comprehensive Income Attributable to the Noncontrolling Interest											(2.0)

Comprehensive Income Attributable to D&B											$278.2

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

All inter-company transactions have been eliminated in consolidation.

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

The financial statements of the subsidiaries outside North America reflect three month and nine month periods ended August 31 in order to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

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

Financial Accounting Standards Board (“FASB”) Launches Accounting Standards Codification

In June 2009, the FASB issued FASB Accounting Standards Codification TM (“ASC”) 105-10, “Generally Accepted Accounting Principles,” or “ASC 105-10” (the “Codification”). This authoritative guidance establishes the exclusive authoritative reference for GAAP for use in financial statements, except for Securities and Exchange Commission (“SEC”) rules and interpretative releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other grandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the authoritative guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the Codification, but it has changed the way the authoritative guidance is organized and presented. As a result, these changes made an impact on how we reference GAAP in our financial statements and in our accounting policies. Where appropriate, we have conformed, throughout this Form 10-Q, references to both the Codification and/or the previous GAAP source reference.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Significant Accounting Policies

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. During the three month and nine month periods ended September 30, 2009, we updated our significant accounting policies as follows:

Computer Software. Prior to the second quarter of 2009, the useful life of computer software assets was typically three to five years. We now expect the useful life of our back-end and back-office software to be in the range of five to eight years and we have extended the useful lives accordingly. This reassessment completed during the second quarter of 2009 included a reevaluation of the major components of our strategy and consideration of the effects of obsolescence, technology, competition and other economic factors on the useful life of these assets. The impact of this change was effective in the second quarter of 2009 and the impact for the three month and nine month periods ended September 30, 2009 was a reduction in software amortization expense by approximately $2 million after-tax ($0.04 per diluted share) and approximately $5 million after-tax ($0.09 per diluted share), respectively.

Customer-facing software will continue to have lives of three to five years as we expect them to change more rapidly in response to the needs of our customers.

Earnings Per Share of Common Stock. Effective January 1, 2009, we updated our policy to reflect the authoritative guidance in ASC 260-10, “Earnings Per Share,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. The EPS calculation is applied retrospectively to all prior-period EPS data presented. The impact of the adoption resulted in a four cent and two cent decrease to our basic and diluted EPS for 2008. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities.

Fair Value Measurements. Effective January 1, 2008, we adopted the authoritative guidance for fair value measurements in ASC 820-10, “Fair Value Measurements and Disclosures,” which has been applied prospectively beginning January 1, 2008 for all financial assets and liabilities recognized in the consolidated financial statements at fair value. The authoritative guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. The guidance also allowed for a one-year delay of the effective date for fair value measurements for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. We delayed the effective date and applied the measurement provisions for all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis until January 1, 2009. Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 2 — Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements,” which amends guidance in ASC 985-605, “Software,” which focuses on determining which arrangements are included or excluded from the scope of existing software revenue guidance under ASC 985. This guidance removes non-software components of tangible products and certain software components of tangible products from the scope of the existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The authoritative guidance may be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or retrospectively for all arrangements in the period presented. We will adopt the authoritative guidance on January 1, 2011. We are currently assessing the impact of the adoption of this authoritative guidance will have, if any, on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements,” which amends guidance in ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” The guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. It also provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The authoritative guidance requires new and expanded disclosures and is applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or retrospectively for all periods presented. We will adopt the authoritative guidance on January 1, 2011. We are currently assessing the impact of the adoption of this authoritative guidance will have, if any, on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value,” to provide guidance on measuring the fair value of liabilities. The authoritative guidance provides clarification for circumstances in which a quoted market price in an active market for an identical liability is not available. The authoritative guidance is effective for the first interim or annual reporting period beginning after its issuance. We will adopt the authoritative guidance in the fourth quarter of 2009. We are currently assessing the impact of the adoption of this authoritative guidance will have, if any, on our consolidated financial statements.

In June 2009, the FASB issued ASC 105-10 as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This authoritative guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the authoritative guidance in the third quarter of 2009 and the implementation of this authoritative guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or “SFAS No. 167,” which amends consolidation guidance that applies to variable interest entities or “VIEs.” SFAS No. 167 changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate the VIE. The guidance requires assessments at each reporting period to determine whether an entity is a VIE, which party within the VIE is considered the primary beneficiary and which type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We will adopt SFAS No. 167 on January 1, 2010. We are currently assessing the impact of the adoption of SFAS No. 167 will have, if any, on our consolidated financial statements.

In June 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 112, or “SAB No. 112,” which amends or rescinds portions of the SEC’s interpretive guidance to conform with the updated guidance the FASB issued for business combinations in ASC 805, “Business Combinations” in ASC 810-10, “Consolidation.” The adoption of SAB No. 112 did not have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

In May 2009, the FASB issued ASC 855-10, “Subsequent Events,” or “ASC 855-10,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This authoritative guidance requires disclosure of the date through which subsequent events were evaluated and the rationale for why that date was selected. This authoritative guidance is effective for interim and annual periods ending after June 15, 2009. We adopted this authoritative guidance in the second quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-65, “Financial Instruments,” or “ASC 825-10-65,” which requires disclosures about the fair value of financial instruments for interim reporting periods as well as for annual reporting periods. This authoritative guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. This authoritative guidance does not require disclosure for earlier periods presented for comparative purposes at initial adoption. We adopted this authoritative guidance in the second quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance in ASC 805-10, ASC 805-20, ASC 805-50, “Business Combinations,” or “ASC 805-10, ASC 805-20, ASC 805-50,” which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This authoritative guidance requires assets acquired or liabilities assumed in a business combination that arise from a contingency to be recognized at fair value if the acquisition-date fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset or liability would be measured at the amount that would be recognized for liabilities in accordance with ASC 450-10, “Accounting for Contingencies.” This authoritative guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this authoritative guidance in the first quarter of 2009.

In December 2008, the FASB issued authoritative guidance in ASC 715-20-65-2, “Compensation Retirement Benefits,” or “ASC 715-20-65-2,” which requires the disclosure of major categories of plan assets, investment policies and strategies, fair value measurements of plan assets and significant concentration of credit risk related to defined benefit pension or other postretirement plans. The disclosures are required for fiscal years ending after December 15, 2009. We are currently assessing the impact the adoption of this authoritative guidance will have, if any, on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance in ASC 820-10-65, “Fair Value Measurements and Disclosures,” or “ASC 820-10-65,” which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Fair value of an asset, when the market is not active, is the price that would be received to sell the asset in an orderly transaction between the market participants at the measurement date under current market conditions. This authoritative guidance is effective for interim and annual periods ending after June 15, 2009 and is applied prospectively. This authoritative guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We adopted this authoritative guidance in the second quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued authoritative guidance in ASC 820-10, which defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. The guidance does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued guidance which allows for a one-year delay of the effective date for fair value measurements for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We delayed the effective date and applied the measurement provisions for all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis until January 1, 2009. Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. The adoption of the guidance for financial assets and liabilities and for non-recurring non-financial assets and liabilities did not have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

In June 2008, the FASB issued guidance in ASC 260-10, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. The EPS calculation is applied retrospectively to all prior-period EPS data presented. The impact of the adoption resulted in a four cent and two cent decrease to our basic and diluted EPS for 2008. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We adopted the authoritative guidance as of January 1, 2009, and it did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued authoritative guidance in ASC 350-30-65, “Intangibles – Goodwill and Other,” or “ASC 350-30-65,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the authoritative guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The authoritative guidance is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The measurement provision will apply only to intangible assets acquired after the effective date. We adopted this authoritative guidance in the first quarter of 2009.

In March 2008, the FASB issued authoritative guidance in ASC 815-10-65, “Disclosures about Derivative Instruments and Hedging Activities,” or “ASC 815-10-65.” This authoritative guidance requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This authoritative guidance is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We adopted this authoritative guidance in the first quarter of 2009.

In December 2007, the FASB revised the authoritative guidance for business combinations in ASC 805-10, which establishes principles and requirements for how the acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This authoritative guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this authoritative guidance in the first quarter of 2009.

In December 2007, the FASB issued authoritative guidance in ASC 810-10-65, “Consolidation,” or “ASC 810-10-65,” which establishes accounting and reporting standards that require: the ownership interests in subsidiaries held by third parties other than the parent; the amount of consolidated net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. This authoritative guidance also establishes disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This authoritative guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; however, application of the disclosure and presentation is retroactive. Earlier adoption of the authoritative guidance is prohibited. The adoption of this authoritative guidance as of January 1, 2009 did not have a material impact on our consolidated financial statements.

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

Restructuring charges have been recorded in accordance with ASC 712-10, “Nonretirement Postemployment Benefits,” or “ASC 712-10,” and/or ASC 420-10, “Exit or Disposal Cost Obligations,” or “ASC 420-10,” as appropriate.

We record severance costs provided under an ongoing benefit arrangement once they are both probable and estimable in accordance with the provisions of ASC 712-10.

We account for one-time termination benefits, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income in accordance with ASC 420-10, which addresses financial accounting and reporting for costs associated with restructuring activities. Under ASC 420-10, we establish a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under an ongoing arrangement as described in ASC 712-10 or under a one-time benefit arrangement as defined by ASC 420-10. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we had to make estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

During the three months ended September 30, 2009, we recorded a $12.2 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $4.9 million in accordance with the provisions of ASC 712-10 were recorded. In total, approximately 420 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $7.3 million.

During the three months ended September 30, 2008, we recorded a $17.2 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $17.1 million in accordance with the provisions of ASC 712-10 were recorded. In total, approximately 350 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

During the nine months ended September 30, 2009, we recorded a $16.3 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $6.2 million in accordance with the provisions of ASC 712-10 were recorded. In total, approximately 480 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $10.1 million.

During the nine months ended September 30, 2008, we recorded a $28.8 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $25.0 million in accordance with the provisions of ASC 712-10 were recorded. In total, approximately 500 employees were impacted;

•	Severance and termination costs of $3.0 million in accordance with the provisions of ASC 420-10 were recorded. In total, approximately 40 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.8 million.

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2008	$21.7	$0.2	$21.9
Charge Taken during First Quarter 2009	0.9	0.4	1.3
Payments during First Quarter 2009	(6.4)	(0.2)	(6.6)

Balance Remaining as of March 31, 2009	$16.2	$0.4	$16.6

Charge Taken during Second Quarter 2009	$0.4	$2.4	$2.8
Payments during Second Quarter 2009	(6.1)	(0.8)	(6.9)

Balance Remaining as of June 30, 2009	$10.5	$2.0	$12.5

Charge Taken during Third Quarter 2009	$4.9	$7.3	$12.2
Payments during Third Quarter 2009	(4.1)	(0.6)	(4.7)

Balance Remaining as of September 30, 2009	$11.3	$8.7	$20.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2007	$6.2	$0.2	$6.4
Charge Taken during First Quarter 2008	10.4	—	10.4
Payments during First Quarter 2008	(3.2)	(0.1)	(3.3)

Balance Remaining as of March 31, 2008	$13.4	$0.1	$13.5

Charge Taken during Second Quarter 2008	$0.5	$0.7	$1.2
Payments during Second Quarter 2008	(5.2)	—	(5.2)

Balance Remaining as of June 30, 2008	$8.7	$0.8	$9.5

Charge Taken during Third Quarter 2008	$17.1	$0.1	$17.2
Payments during Third Quarter 2008	(2.8)	(0.6)	(3.4)

Balance Remaining as of September 30, 2008	$23.0	$0.3	$23.3

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	At September 30, 2009	At December 31, 2008
Debt Maturing Within One Year:
Other	$1.3	$0.5

Total Debt Maturing Within One Year	$1.3	$0.5

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.2 million and a $0.3 million discount as of September 30, 2009 and December 31, 2008, respectively)	$699.8	$699.7
Credit Facilities	191.5	203.4
Other	1.9	1.2

Total Debt Maturing After One Year	$893.2	$904.3

Fixed-Rate Notes

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below our A- credit rating on the date of issuance of the 2013 notes or subsequently upgraded. The maximum adjustment is 2.00% above the initial interest rate. As of September 30, 2009, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. The 2013 notes are recorded as “Long-Term Debt” in our unaudited consolidated balance sheets at September 30, 2009 and December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

On January 30, 2008, we entered into interest rate derivative transactions with aggregate notional amounts of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in accumulated other comprehensive income (“AOCI”). In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a payment of $8.5 million on March 28, 2008, the date of termination. The payments are recorded in AOCI and will be amortized over the life of the 2013 notes.

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes, bearing interest at a fixed annual rate of 6.625% that matured on March 15, 2006. The 2011 notes of $299.8 million and $299.7 million, net of $0.2 million and $0.3 million remaining discounts, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively.

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

Credit Facilities

At September 30, 2009 and December 31, 2008, we had a $650 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $650 million credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to earnings before income taxes, depreciation and amortization (“EBITDA”) ratios (defined in the credit agreement). We were in compliance with these covenants at September 30, 2009 and at December 31, 2008.

At September 30, 2009, we had $191.5 million of borrowings outstanding under the $650 million credit facility with a weighted average interest rate of 0.75%. At December 31, 2008, we had $203.4 million of borrowings outstanding under the $650 million credit facility with a weighted average interest rate of 0.88%. We borrowed under these facilities from time-to-time during the nine months ended September 30, 2009 to fund our share repurchases, acquisition strategy and working capital needs. The $650 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We have not borrowed under our commercial paper program as of and for the nine months ended September 30, 2009 or as of and for the year ended December 31, 2008.

In December 2008 and January 2009, we entered into interest rate swap agreements with an aggregate notional amount of $100 million, and designated these swaps as cash flow hedges against variability in cash flows related to our $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. At September 30, 2009, the balance of net derivative losses associated with these swaps included in AOCI was approximately $0.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Other

At September 30, 2009 and December 31, 2008, certain of our International operations had non-committed lines of credit of $9.4 million and $8.2 million, respectively. There were no borrowings outstanding under these lines of credit at September 30, 2009 or December 31, 2008. These arrangements have no material commitment fees and no compensating balance requirements.

At September 30, 2009 and December 31, 2008, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $9.7 million and $3.7 million, respectively.

Interest paid for all outstanding debt totaled $9.0 million and $30.8 million during the three month and nine month periods ended September 30, 2009, respectively. During the three month and nine month periods ended September 30, 2008, interest paid totaled $9.2 million and $26.0 million, respectively.

Note 5 — Earnings Per Share

Effective January 1, 2009, we updated our policy to reflect the authoritative guidance in ASC 260-10, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. The EPS calculation is applied retrospectively to all prior-period EPS data presented. The impact of the adoption resulted in a four cent and two cent decrease to our basic and diluted EPS for 2008. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding was 0.4 million shares for the three month and nine month periods ended September 30, 2009 and 2008, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Income From Continuing Operations Attributable to D&B Common Shareholders	$54.0	$65.1	$235.0	$209.4
Less: Allocation to Participating Securities	(0.4)	(0.5)	(1.6)	(1.5)

Income from Continuing Operations Applicable to D&B Common Shareholders - Basic	53.6	64.6	233.4	207.9
Effect of Dilutive Shares - Unvested Restricted Stock	—	—	—	—

Income from Continuing Operations Applicable to Common Shareholders - Diluted	53.6	64.6	233.4	207.9
Income from Discontinued Operations - Net of Income taxes	—	—	—	1.1

Net Income Attributable to D&B Common Shareholders - Basic	$53.6	$64.6	$233.4	$209.0

Net Income Attributable to D&B Common Shareholders - Diluted	$53.6	$64.6	$233.4	$209.0

Weighted Average Number of Shares Outstanding - Basic	52.0	53.9	52.6	54.8
Dilutive Effect of Our Stock Incentive Plans	0.6	0.9	0.6	1.0

Weighted Average Number of Shares Outstanding - Diluted	52.6	54.8	53.2	55.8

Basic Earnings Per Share of Common Stock:
Income From Continuing Operations Attributable to D&B Common Shareholders	$1.03	$1.20	$4.44	$3.79
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	0.02

Net Income Attributable to D&B Common Shareholders	$1.03	$1.20	$4.44	$3.81

Diluted Earnings Per Share of Common Stock:
Income From Continuing Operations Attributable to D&B Common Shareholders	$1.02	$1.18	$4.39	$3.73
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	0.02

Net Income Attributable to D&B Common Shareholders	$1.02	$1.18	$4.39	$3.75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Stock-based awards to acquire 1.3 million and 0.7 million shares of common stock were outstanding at September 30, 2009 and 2008, respectively, but were not included in the quarter-to-date computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive.

Stock-based awards to acquire 1.1 million and 0.7 million shares of common stock were outstanding at September 30, 2009 and 2008, respectively, but were not included in the year-to-date computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire 10 years from the grant date.

Our share repurchases were as follows:

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
Program	2009			2008			2009			2008
	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
Share Repurchase Programs	0.9	(a)	$60.0	0.6	(a)	$57.7	1.4	(a)	$102.5	2.9	(a)(b)	$247.5
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	—	(c)	4.4	0.3	(c)	27.8	0.5	(c)	40.9	0.9	(c)	82.4

Total Repurchases	0.9		$64.4	0.9		$85.5	1.9		$143.4	3.8		$329.9

(a)	In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of our then existing $200 million repurchase program. We repurchased 0.9 million and 0.6 million shares of common stock for $60.0 million and $57.7 million under this repurchase program during the three months ended September 30, 2009 and September 30, 2008, respectively. We repurchased 1.4 million and 2.6 million shares of common stock for $102.5 million and $220.7 million under this repurchase program during the nine months ended September 30, 2009 and September 30, 2008, respectively. We anticipate that this program will be completed by December 2009.

In February 2009, our Board of Directors approved a new $200 million share repurchase program. This new program will begin at the completion of our existing $400 million, two-year share repurchase program.

(b)	In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program which began in July 2007. We repurchased 0.3 million shares of common stock for $26.8 million under this repurchase program during the nine months ended September 30, 2008. This program was completed in February 2008.

(c)	In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This repurchase program expires in August 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 6 — Other Accrued and Current Liabilities

	At September 30, 2009	At December 31, 2008
Restructuring Accruals	$20.0	$21.9
Professional Fees	40.2	35.9
Operating Expenses	34.0	34.1
Spin-Off Obligation(1)	21.4	21.2
Other Accrued Liabilities	64.5	50.5

	$180.1	$163.6

(1)	As part of our spin-off from Moody’s/The Dun & Bradstreet Corporation (“D&B2”) in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the Internal Revenue Service (“IRS”) issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2008, and made estimated tax deposits for 2009, consistent with the IRS’ rulings. Under the TAA, we may be required to reimburse Moody’s/D&B2 for the loss of compensation expense deductions relating to tax years 2003 to the third quarter of 2009 of approximately $21.4 million in the aggregate for such years. In 2005 and 2006 we paid Moody’s/D&B2 approximately $30.1 million in the aggregate under the TAA. We have not made any payments to Moody’s/D&B2 since first quarter of 2006. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of September 30, 2009, current and former employees of D&B held 0.2 million Moody’s stock options. These stock options had a weighted average exercise price of $10.94 and a remaining weighted average contractual life of less than six months. All of these stock options are currently exercisable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including ours, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Hoover’s. On October 5, 2009, the Court granted final approval of the settlement. The thirty day deadline to appeal the final approval order will start to run when the judgment is filed. The judgment has not yet been filed. A group of three objectors has filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases. Plaintiffs have filed an opposition to the petition. In addition, two notices of appeal to the Second Circuit have been filed by different groups of objectors.

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

Note 8 — Income Taxes

For the three months ended September 30, 2009, our effective tax rate was 31.8% as compared to 29.6% for the three months ended September 30, 2008. The effective tax rate for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was negatively impacted by the increase in reserves for uncertain tax positions and positively impacted by benefits derived from our worldwide legal entity simplification. The effective tax rate for the three months ended September 30, 2008 was positively impacted by the favorable settlement of global tax audits and negatively impacted by the true-up of prior period deferred tax balances.

For the nine months ended September 30, 2009, our effective tax rate was 21.2% as compared to 23.7% for the nine months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was positively impacted by benefits derived from worldwide legal entity simplification and our divestiture of the domestic portion of our Italian operations. The effective tax rate for the nine months ended September 30, 2008 was negatively impacted by the true-up of prior period deferred tax balances and positively impacted by the favorable settlement of global tax audits including the liquidation of dormant International corporations and/or divested entities.

The total amount of unrecognized tax benefits as of September 30, 2009 was $132.2 million. During the three months ended September 30, 2009, we increased our unrecognized tax benefits by approximately $5.3 million. The increase is primarily related to global tax planning initiatives. During the nine months ended September 30, 2009, we increased our unrecognized tax benefits by approximately $23.6 million, primarily related to the implementation of a worldwide legal entity simplification. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $101.8 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months, by approximately $23 million, as a result of not pursuing certain refund claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

We, or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examinations by the IRS for years prior to 2004. In state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2005. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2004. The IRS has commenced an examination of our 2004, 2005 and 2006 tax years. We expect the examination will be completed in the first quarter of 2011.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and nine month periods ended September 30, 2009 was $0.8 million and $1.8 million, net of tax benefits, respectively, as compared to $0.6 million and $2.3 million, net of tax benefits, in the three month and nine month periods ended September 30, 2008, respectively. The total amount of accrued interest as of September 30, 2009 was $9.2 million, net of tax benefits, as compared to $6.3 million, net of tax benefits, as of September 30, 2008.

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic (income) cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Components of Net Periodic Cost:
Service cost	$2.1	$1.2	$5.1	$4.3	$0.2	$0.2	$0.5	$0.5
Interest cost	22.5	23.8	67.9	71.6	0.9	1.1	3.2	3.5
Expected return on plan assets	(28.9)	(29.7)	(86.5)	(91.2)	—	—	—	—
Amortization of prior service cost (credit)	0.4	0.2	0.8	0.7	(0.9)	(1.9)	(2.8)	(5.6)
Recognized actuarial loss (gain)	5.4	3.5	17.4	12.2	(0.9)	(0.7)	(1.9)	(1.5)

Net Periodic Cost (Income)	$1.5	$(1.0)	$4.7	$(2.4)	$(0.7)	$(1.3)	$(1.0)	$(3.1)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that we expected to contribute $25.3 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $9.7 million to our postretirement benefit plan for the year ended December 31, 2009. As of September 30, 2009, we have made contributions to our U.S. Non-Qualified Plans and non-U.S. pension plans and postretirement benefit plan of $18.3 million and $6.6 million, respectively. We do not expect to contribute cash to the U.S. Qualified Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 10 — Segment Information

The reportable segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. As of January 1, 2009, Canada has been moved out of our International segment and into our renamed “North America” segment (formerly our U.S. segment). Therefore, on January 1, 2009, we began managing our operations through the following two segments: North America (which consists of the U.S. and Canada) and International (which consists of our operations in Europe, Asia Pacific and Latin America). We have conformed historical amounts to reflect the new segment structure. Our customer solution sets are Risk Management Solutions ™, Sales & Marketing Solutions ™ and Internet Solutions ™. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility initiatives, are not allocated to our business segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
North America	$310.8	$321.0	$952.3	$984.4
International	88.2	78.0	249.1	231.5

Consolidated Core	399.0	399.0	1,201.4	1,215.9
Divested Business	—	10.2	21.9	35.7

Consolidated Total	$399.0	$409.2	$1,223.3	$1,251.6

Operating Income (Loss):
North America	$105.4	$113.1	$338.7	$345.8
International	17.7	15.7	51.9	45.4

Total Divisions	123.1	128.8	390.6	391.2
Corporate and Other(1)	(30.5)	(37.6)	(73.3)	(93.7)

Consolidated Total	92.6	91.2	317.3	297.5
Non-Operating Income (Expense), Net	(12.8)	1.1	(17.8)	(23.5)

Income from Continuing Operations Before Provision for Income Taxes and Equity in Net Income of Affiliates	$79.8	$92.3	$299.5	$274.0

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Corporate Costs	$(14.3)	$(17.3)	$(43.4)	$(54.7)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(4.0)	(3.1)	(13.6)	(10.2)
Restructuring Expense	(12.2)	(17.2)	(16.3)	(28.8)

Total Corporate and Other	$(30.5)	$(37.6)	$(73.3)	$(93.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$198.7	$201.5	$607.1	$615.6
Sales & Marketing Solutions	84.7	89.6	258.1	279.3
Internet Solutions	27.4	29.9	87.1	89.5

North America Core Revenue	310.8	321.0	952.3	984.4
Divested Businesses	—	—	—	—

Total North America Revenue	310.8	321.0	952.3	984.4

International:
Risk Management Solutions	66.1	62.2	187.8	182.0
Sales & Marketing Solutions	21.2	14.7	58.7	46.2
Internet Solutions	0.9	1.1	2.6	3.3

International Core Revenue	88.2	78.0	249.1	231.5
Divested Businesses	—	10.2	21.9	35.7

Total International Revenue	88.2	88.2	271.0	267.2

Consolidated Total:
Risk Management Solutions	264.8	263.7	794.9	797.6
Sales & Marketing Solutions	105.9	104.3	316.8	325.5
Internet Solutions	28.3	31.0	89.7	92.8

Core Revenue	399.0	399.0	1,201.4	1,215.9
Divested Businesses	—	10.2	21.9	35.7

Consolidated Total Revenue	$399.0	$409.2	$1,223.3	$1,251.6

	At September 30, 2009	At December 31, 2008
Assets:
North America	$712.2	$774.6
International	611.8	540.0

Total Divisions	1,324.0	1,314.6
Corporate and Other (primarily taxes)	276.3	271.4

Consolidated Total	$1,600.3	$1,586.0

Goodwill(2):
North America	$265.5	$244.7
International	170.3	152.9

Consolidated Total	$435.8	$397.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

(2)	The increase in goodwill in the North America segment from $244.7 million at December 31, 2008 to $265.5 million at September 30, 2009 was primarily attributable to goodwill associated with the acquisition of Quality Education Data (“QED”) and the positive impact of foreign currency translation. The increase in goodwill in the International segment from $152.9 million at December 31, 2008 to $170.3 million at September 30, 2009 was primarily due to goodwill associated with the acquisition of RoadWay International Limited (“RoadWay”) and the positive impact of foreign currency translation, partially offset by purchase accounting adjustments for customer relationship intangible assets attributable to the consolidation of our majority owned joint venture in Dun & Bradstreet Information Services India Private Limited (“D&B India”), which had been previously minority owned and the sale of our domestic Italian operations. See Note 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Note 11 — Acquisitions

ICC Holdings

During the third quarter of 2009, we acquired 100% equity interest in Bisnode’s UK and Irish operations (ICC Holdings – “ICC”), with cash on hand. ICC is the fourth largest provider of Risk and Business information in the United Kingdom and Ireland markets. We believe that the acquisition of ICC will help drive significant operational efficiencies and improve the customer value proposition for our Risk Management Solutions business.

The transaction was valued at $17.4 million, including a working capital adjustment of $0.5 million. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible and intangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill. No goodwill was recognized in this transaction. Of the $12.0 million intangible assets acquired, $3.1 million was assigned to customer relationships, $4.0 million was assigned to technology, $4.0 million was assigned to database and $0.9 million was assigned to trademark. These intangible assets, with useful lives from 5 to 11 years, are being amortized over a weighted average useful life of 6.9 years and are recorded as “Trademark, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2009 is not material, and, as such, pro forma financial results have not been presented.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed in connection with the acquisition.

RoadWay International Limited

During the third quarter of 2009, we acquired a 90% equity interest in RoadWay, with cash on hand. RoadWay is the leading provider of integrated services of direct marketing in China. As part of the transaction, D&B Huaxia, our existing joint venture company with Huaxia in China, transferred its Sales & Marketing Solutions business into RoadWay. As a result, RoadWay will become the specialized Sales & Marketing Solutions arm in China, catering to customers needs in business and consumer database marketing. The results of RoadWay have been included in our consolidated financial statements since the date of acquisition.

The transaction was valued at $28.3 million. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $22.0 million and $5.1 million, respectively. The goodwill was assigned to our Greater China reporting unit. Of the $5.1 million of acquired intangible assets, $2.1 million was assigned to technology, $1.3 million was assigned to database, $1.1 million was assigned to customer relationships and $0.6 million was assigned to trade name. These intangible assets, with useful lives from 1 to 7.5 years, are being amortized over a weighted-average useful life of 6.2 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2009 is not material, and, as such, pro forma financial results have not been presented.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed in connection with the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Quality Education Data

During the first quarter of 2009, we acquired substantially all of the assets and assumed certain liabilities related to QED for $29.0 million with cash on hand. QED is a provider of educational data and services located in Denver, Colorado. QED is a natural fit with our Sales & Marketing Solutions as both provide education marketers with high quality data and services. The results of QED have been included in our consolidated financial statements since the date of acquisition.

The transaction was valued at $29.0 million and the acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $14.6 million and $13.1 million, respectively. The goodwill was assigned to our North America reporting unit. Of the $13.1 million of acquired intangible assets, $8.0 million was assigned to customer relationships, $2.5 million was assigned to database, $2.4 million was assigned to technology and $0.2 million was assigned to trade name. These intangible assets, with useful lives from 7 to 16.5 years, are being amortized over a weighted-average useful life of 10.4 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2009 is not material, and, as such, pro forma financial results have not been presented.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed in connection with the acquisition.

Visible Path

During the first quarter of 2008, we acquired substantially all of the assets and assumed certain liabilities related to Visible Path. Visible Path is a web-based social networking service provider located in Foster City, California. We acquired the business in connection with the execution of our Internet strategy. The results of Visible Path have been included in our consolidated financial statements since the date of acquisition.

The transaction was valued at $4.3 million, inclusive of transaction costs of $0.1 million. The acquisition was accounted for under the purchase method of accounting. We analyzed the fair value of tangible and intangible assets acquired and liabilities assumed, and we determined the excess of fair value of net assets acquired over cost. This excess fair value is allocated as a pro rata reduction of the amounts that otherwise would be assigned to the acquired assets other than cash and cash equivalents, trade receivables, inventory and financial instruments. As a result, we recorded intangible assets of $4.1 million. The intangible asset is related to proprietary technology with a useful life of and amortized over seven years. It is recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2008 is not material, and, as such, pro forma financial results have not been presented.

Treatment of Goodwill

The acquisition of QED was an asset acquisition and, as a result, the associated goodwill is deductible for tax purposes. The goodwill associated with RoadWay is not deductible for tax purposes.

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

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at September 30, 2009 and December 31, 2008, in our opinion, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at September 30, 2009 and December 31, 2008, because we sell to a large number of customers in different geographical locations.

ASC 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In accordance with authoritative guidance, we designate our current outstanding interest rate swaps as cash flow hedges.

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

In December 2008 and January 2009, we entered into interest rate swap agreements with an aggregate notional amount of $100 million, and designated these swaps as cash flow hedges against variability in cash flows related to our bank revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. At September 30, 2009, the balance of net derivative losses associated with these swaps included in AOCI was approximately $0.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2009

	Asset Derivatives 2009		Liability Derivatives 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$—	Other Accrued & Current Liabilities	$(0.9)

Total derivatives designated as hedging instruments		$—		$(0.9)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other Current Assets	$0.3	Other Accrued & Current Liabilities	$(0.5)

Total derivatives not designated as hedging instruments		$0.3		$(0.5)

Total Derivatives		$0.3		$(1.4)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for Three Month and Nine Month Periods Ended September 30, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI on Into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009		For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009		For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Interest rate contracts	$(0.7)	$(0.2)	Non-Operating Income (Expenses) - Net	$(0.4)	$(1.0)	Non-Operating Income (Expenses) - Net	$—	$—

Our forward exchange contracts and foreign exchange options are not designated as hedging instruments under authoritative guidance.

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

As of September 30, 2009, the notional amount of our foreign exchange contracts was $248.6 million.

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Month and Nine Month Periods Ended September 30, 2009

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income On Derivative
		For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Forward exchange contracts	Non-Operating Income (Expenses) - Net	$(2.1)	$9.9

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted the authoritative guidance for fair value measurements in ASC 820-10, “Fair Value Measurements and Disclosures,” which has been applied prospectively beginning January 1, 2008 for all financial assets and liabilities recognized in the consolidated financial statements at fair value. The authoritative guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. The guidance also allowed for a one-year delay of the effective date for fair value measurements for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We delayed the effective date and applied the measurement provisions for all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis until January 1, 2009. Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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

The following table summarizes fair value measurements by level at September 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at September 30, 2009
Assets:
Cash and Cash Equivalents(1)	$104.9	$—	$—	$104.9
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$0.3	$—	$0.3
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$0.5	$—	$0.5
Swap Arrangement(3)	$—	$0.9	$—	$0.9

(1)	Cash and cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less at the time of maturity.

(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)	Primarily represents our interest rate swap agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table summarizes fair value measurements by level at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2008
Assets:
Cash and Cash Equivalents(1)	$110.7	$—	$—	$110.7
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$0.4	$—	$0.4
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$2.8	$—	$2.8
Swap Arrangement(3)	$—	$0.7	$—	$0.7

(1)	Cash and cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less at the time of maturity.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)	Primarily represents our interest rate swap agreements.

At September 30, 2009 and December 31, 2008, our financial instruments included cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term borrowings and foreign exchange forward and option contracts.

At September 30, 2009 and December 31, 2008, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on third-party quotes from financial institutions, are as follows:

	Balance at
	September 30, 2009		December 31, 2008
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-Term Debt	$699.8	$731.1	$699.7	$687.3

Credit Facilities	$191.5	$188.2	$203.4	$211.7

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

We recorded a pre-tax gain of $11.5 million from the sale in the second quarter of 2009 in Other Income (Expense) - Net in the consolidated statement of earnings. During the third quarter of 2009, we recorded an adjustment related to divested net assets of $2.2 million, resulting in a pre-tax loss of $2.2 million for the three months ended September 30, 2009 and a pre-tax gain of $9.3 million for the nine months ended September 30, 2009 from the sale in Other Income (Expense) - Net in the consolidated statement of earnings. As of September 30, 2009, we have received $12.2 million in cash. Our domestic Italian operations generated approximately $48 million in revenue in 2008 and approximately $1 million in operating income in 2008.

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

For the Nine Months Ended September 30, 2008
Revenue	$4.1

Operating Income	$0.7
Non-Operating Income (Expense) - Net	—

Income before Provision for Income Taxes	0.7
Provision for Income Taxes	—

Income from Discontinued Operations	$0.7

Note 15 — Subsequent Events

We have evaluated subsequent events through November 5, 2009, the filing date of this Form 10-Q.

Dividend Declaration

In November 2009, our Board of Directors approved the declaration of a dividend of $0.34 per share for the fourth quarter of 2009. This cash dividend will be payable on December 11, 2009 to shareholders of record at the close of business on November 27, 2009.

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

How We Manage Our Business

For internal management purposes, we refer to “core revenue,” which we calculate as total operating revenue less the revenue of divested businesses. Core revenue is used to manage and evaluate the performance of our segments and to allocate resources because this measure provides an indication of the underlying changes in revenue in a single performance measure. Core revenue does not include reported revenue of divested businesses since they are not included in future revenue. Our divestiture of the domestic portion of our Italian operations has been classified as “Divestitures” in Note 14 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. Our divested business contributed 2% of our total revenue for the nine months ended September 30, 2009 and 3% for the three month and nine month periods ended September 30, 2008.

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

In addition, we evaluate our North America Risk Management Solutions based on two metrics: (1) ”subscription,” and “non-subscription,” and (2) ”DNBi” and “non-DNBi.” We define “subscription” as contracts that allow customers’ unlimited use within predefined ranges, subject to certain conditions. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year and “non-subscription” as all other revenue streams. We define “DNBi” as our interactive, customizable online application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis and “non-DNBi” as all other revenue streams. Management believes these measures provide further insight into our performance and growth of our North America Risk Management Solutions revenue.

The adjustments discussed herein to our results as determined under generally accepted accounting principles in the United States of America (“GAAP”) are among the primary indicators management uses as a basis for our planning and forecasting of future periods, to allocate resources, to evaluate business performance and, as noted above, for compensation purposes. However, these financial measures (e.g., results before non-core gains and charges and free cash flow) are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, operating income growth, operating margin, net income, tax rate, diluted earnings per share, or net cash provided by operating activities, investing activities and financing activities prepared in accordance with GAAP. In addition, it should be noted that because not all companies calculate these financial measures similarly or at all, the presentation of these financial measures is not likely to be comparable to measures of other companies.

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

The financial statements of our subsidiaries outside North America reflect a fiscal quarter ended August 31 to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

The following table presents the contribution by segment to core revenue and total revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Core Revenue:
North America	78%	80%	79%	81%
International	22%	20%	21%	19%
Total Revenue:
North America	78%	78%	78%	79%
International	22%	22%	22%	21%

The following tables present contributions by customer solution set to core revenue and total revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Core Revenue by Customer Solution Set:
Risk Management Solutions	66%	66%	66%	65%
Sales & Marketing Solutions	27%	26%	27%	27%
Internet Solutions	7%	8%	7%	8%
Total Revenue by Customer Solution Set(1):
Risk Management Solutions	66%	64%	65%	64%
Sales & Marketing Solutions	27%	25%	26%	26%
Internet Solutions	7%	8%	7%	7%

(1)	Our divested business contributed 2% of our total revenue for the nine months ended September 30, 2009 and 3% for the three month and nine month periods ended September 30, 2008.

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

Risk Management Solutions

Our Traditional Risk Management Solutions generally consist of reports from our database used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Risk Management Solutions Revenue	75%	76%	76%	75%
Total Revenue	50%	48%	49%	48%
Core Revenue	50%	50%	50%	49%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Risk Management Solutions Revenue	19%	20%	19%	21%
Total Revenue	13%	13%	13%	13%
Core Revenue	13%	13%	13%	13%

Our Supply Management Solutions can help companies maximize revenue growth, contain costs and comply with external regulations. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Risk Management Solutions Revenue	6%	4%	5%	4%
Total Revenue	3%	3%	3%	3%
Core Revenue	3%	3%	3%	3%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Sales & Marketing Solutions Revenue	47%	45%	41%	41%
Total Revenue	13%	11%	11%	11%
Core Revenue	13%	12%	11%	11%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Sales & Marketing Solutions Revenue	53%	55%	59%	59%
Total Revenue	14%	14%	15%	15%
Core Revenue	14%	14%	16%	16%

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

Consolidated Revenue

The following table presents our core and total revenue by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Revenue:
North America	$310.8	$321.0	$952.3	$984.4
International	88.2	78.0	249.1	231.5

Core Revenue	399.0	399.0	1,201.4	1,215.9
Divested Business	—	10.2	21.9	35.7

Total Revenue	$399.0	$409.2	$1,223.3	$1,251.6

The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$264.8	$263.7	$794.9	$797.6
Sales & Marketing Solutions	105.9	104.3	316.8	325.5
Internet Solutions	28.3	31.0	89.7	92.8

Core Revenue	399.0	399.0	1,201.4	1,215.9
Divested Business	—	10.2	21.9	35.7

Total Revenue	$399.0	$409.2	$1,223.3	$1,251.6

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Total revenue decreased $10.2 million, or 3% (1% decrease before the effect of foreign exchange). The decrease in total revenue was primarily driven by a decrease in total North America revenue of $10.2 million, or 3% (both before and after the effect of foreign exchange). Total International revenue remained flat (10% increase before the effect of foreign exchange). Core revenue, which reflects total revenue less revenue from a divested business, remained flat (2% increase before the effect of foreign exchange), for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. The core revenue reflects:

•	Lower purchases from our customers due to economic and budgetary pressures; and

•	The negative impact of foreign exchange;

partially offset by:

•

Increased revenue as a result of our consolidation of our majority owned joint ventures in: i) Dun & Bradstreet Information Services India Private Limited (“D&B India”), which had been previously minority owned, in the fourth quarter of 2008; ii) HC International, Inc. in China in the fourth quarter of 2008; and iii) RoadWay International Limited (“RoadWay”) in China in the third quarter of 2009;

•

Growth in each of our subscription plans from existing customers, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, within pre-defined ranges, provided such customers commit to a level of spend; and

•	Increased revenue from our Asia Pacific market, primarily from our majority owned Tokyo Shoko Research/D&B Japan Joint Venture.

Customer Solution Sets

On a customer solution set basis, core revenue reflects:

•

A $1.1 million increase in Risk Management Solutions, remaining flat compared to prior year (3% increase before the effect of foreign exchange). The increase was driven by an increase in International of $3.9 million, or 6% (16% increase before the effect of foreign exchange), partially offset by a decrease in revenue in North America of $2.8 million, or 1% (both before and after the effect of foreign exchange);

•

A $1.6 million, or 2% increase (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in International of $6.5 million, or 46% (54% increase before the effect of foreign exchange), partially offset by a decrease in revenue in North America of $4.9 million, or 6% (5% decrease before the effect of foreign exchange); and

•

A $2.7 million, or 9%, decrease in Internet Solutions (8% decrease before the effect of foreign exchange). The decrease was driven by a decrease in North America of $2.5 million, or 9% (8% decrease before the effect of foreign exchange), and a decrease in revenue in International of $0.2 million, or 19% (2% decrease before the effect of foreign exchange).

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Total revenue decreased $28.3 million, or 2% (1% increase before the effect of foreign exchange). The decrease in total revenue was primarily driven by a decrease in total North America revenue of $32.1 million, or 3% (both before and after the effect of foreign exchange), partially offset by an increase in total International revenue of $3.8 million, or 1% (15% increase before the effect of foreign exchange). Core revenue, which reflects total revenue less revenue from a divested business, decreased $14.5 million, or 1% (1% increase before the effect of foreign exchange), for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. The decrease in core revenue was primarily due to:

•	Lower purchases from our customers due to economic and budgetary pressures; and

•	The negative impact of foreign exchange;

partially offset by:

•

Growth in each of our subscription plans from existing customers, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data, within pre-defined ranges, provided such customers commit to a level of spend;

•

Increased revenue as a result of our consolidation of our majority owned joint ventures in: i) D&B India, which had been previously minority owned, in the fourth quarter of 2008; ii) HC International, Inc. in China in the fourth quarter of 2008; and iii) RoadWay in China in the third quarter of 2009; and

•	Increased revenue from our Asia Pacific market, primarily from our majority owned Tokyo Shoko Research/D&B Japan Joint Venture.

Customer Solution Sets

On a customer solution set basis, the $14.5 million decrease in core revenue reflects:

•

A $2.7 million decrease in Risk Management Solutions, remaining flat compared to prior year (3% increase before the effect of foreign exchange). The decrease was driven by a decrease in North America of $8.5 million, or 1% (both before and after the effect of foreign exchange), partially offset by an increase in revenue in International of $5.8 million, or 3% (18% increase before the effect of foreign exchange);

•

An $8.7 million, or 3%, decrease in Sales & Marketing Solutions (2% decrease before the effect of foreign exchange). The decrease was driven by a decrease in North America of $21.2 million, or 8% (7% decrease before the effect of foreign exchange), partially offset by an increase in revenue in International of $12.5 million, or 27% (37% increase before the effect of foreign exchange); and

•

A $3.1 million, or 3%, decrease in Internet Solutions (2% decrease before the effect of foreign exchange). The decrease was driven by a decrease in North America of $2.4 million, or 3% (2% decrease before the effect of foreign exchange), and a decrease in International of $0.7 million, or 22% (flat before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three month and nine month periods ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$120.5	$116.6	$366.9	$362.5
Selling and Administrative Expenses	159.9	169.8	480.4	521.1
Depreciation and Amortization	13.8	14.4	42.4	41.7
Restructuring Charge	12.2	17.2	16.3	28.8

Operating Costs	$306.4	$318.0	$906.0	$954.1

Operating Income	$92.6	$91.2	$317.3	$297.5

Operating Expenses

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Operating expenses increased $3.9 million, or 3%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The increase was primarily due to the following:

•

Increased data acquisition costs and fulfillment costs primarily associated with our consolidation of our majority owned joint ventures in: i) D&B India, which had been previously minority owned, in the fourth quarter of 2008; ii) HC International, Inc. in China in the fourth quarter of 2008; iii) RoadWay in China in the third quarter of 2009; and iv) our Tokyo Shoko Research/D&B Japan Joint Venture; and

•	Increased costs associated with our strategic investments;

partially offset by:

•	The positive impact of foreign exchange; and

•	Lower expenses related to reengineering efforts.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Operating expenses increased $4.4 million, or 1%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The increase was primarily due to the following:

•

Increased data acquisition costs and fulfillment costs primarily associated with our consolidation of our majority owned joint ventures in: i) D&B India, which had been previously minority owned, in the fourth quarter of 2008; ii) HC International, Inc. in China in the fourth quarter of 2009; iii) RoadWay in China in the third quarter of 2009; and iv) our Tokyo Shoko Research/D&B Japan Joint Venture;

partially offset by:

•	The positive impact of foreign exchange; and

•	Lower expenses related to reengineering efforts and decreased variable expenses (i.e., travel related expenses and professional fees).

Selling and Administrative Expenses

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Selling and administrative expenses decreased $9.9 million, or 6%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease was primarily due to the following:

•	Lower expenses related to reengineering efforts and decreased revenue (i.e., commissions and bonuses, travel-related expenses and professional fees); and

•	The positive impact of foreign exchange;

partially offset by:

•

Increased selling expenses primarily associated with a) our consolidation of our majority owned joint ventures in: i) D&B India, which had been previously minority owned, in the fourth quarter of 2008; ii) HC International, Inc. in China in the fourth quarter of 2008; iii) RoadWay in China in the third quarter of 2009; iv) our Tokyo Shoko Research/D&B Japan Joint Venture; and b) our acquisition of Quality Education Data (“QED”).

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Selling and administrative expenses decreased $40.7 million, or 8%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease was primarily due to the following:

•	Lower expenses related to reengineering efforts and decreased revenue (i.e., commissions and bonuses, travel related expenses and professional fees); and

•	The positive impact of foreign exchange;

partially offset by:

•

Increased selling expenses primarily associated with a) our consolidation of our majority owned joint ventures in: i) D&B India, which had been previously minority owned, in the fourth quarter of 2008; ii) HC International, Inc. in China in the fourth quarter of 2008; iii) RoadWay in China in the third quarter of 2009; iv) our Tokyo Shoko Research/D&B Japan Joint Venture; and b) our acquisition of QED.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and 401(k) Plan

We had net pension cost of $1.5 million and $4.7 million for the three month and nine month periods ended September 30, 2009, respectively, compared with net pension income of $1.0 million and $2.4 million for the three month and nine month periods ended September 30, 2008, respectively. The increase in cost was primarily driven by higher actuarial loss amortization included in 2009 and a 22 basis point decrease in the discount rate applied to our U.S. plans in 2009.

We had postretirement benefit income of $0.7 million and $1.0 million for the three month and nine month periods ended September 30, 2009, respectively, compared with postretirement benefit income of $1.3 million and $3.1 million for the three month and nine month periods ended September 30, 2008, respectively. The decrease in income was primarily due to the amortization of the prior service credit which is now fully amortized in 2009. This prior service credit was related to the 2003 plan amendment to limit our insurance premium contribution.

We had expense associated with our 401(k) Plan of $1.0 million and $6.0 million for the three and nine month periods ended September 30, 2009, respectively. We had expense associated with our 401(k) Plan of $4.2 million and $15.2 million for the three month and nine month periods ended September 30, 2008, respectively. The decrease in expense in 2009 was due to the amendment of our employer matching provision in the 401(k) Plan effective in February 2009, to decrease our match formula from 100% to 50% of a team member’s contributions and to decrease the maximum match from seven percent (7%) to three percent (3%) of such team member’s eligible compensation, subject to certain 401(k) Plan limitations.

Stock-Based Compensation

For the three month and nine month periods ended September 30, 2009, we recognized total stock-based compensation expense of $4.8 million and $17.2 million, compared to $6.9 million and $21.5 million for the three month and nine month periods ended September 30, 2008, respectively.

Expense associated with our stock option programs was $1.8 million and $7.7 million for the three month and nine month periods ended September 30, 2009, compared to $2.5 million and $8.6 million for the three month and nine month periods ended September 30, 2008.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $2.8 million and $8.8 million for the three month and nine month periods ended September 30, 2009, compared to $4.2 million and $12.1 million for the three month and nine month periods ended September 30, 2008. The decrease was primarily due to lower expense associated with terminated employees as well as lower expense due to fewer awards being issued in 2009 as compared to the same period in 2008.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million and $0.7 million for the three month and nine month periods ended September 30, 2009, compared to $0.2 million and $0.8 million for the three month and nine month periods ended September 30, 2008, respectively.

We expect total stock-based compensation of approximately $23.2 million for 2009. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization decreased $0.6 million, or 4%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Depreciation and amortization increased $0.7 million, or 2%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.

Restructuring Charge

Restructuring charges have been recorded in accordance with ASC 712-10, “Nonretirement Postemployment Benefits,” or “ASC 712-10,” and/or ASC 420-10, “Exit or Disposal Cost Obligations,” or “ASC 420-10,” as appropriate.

We record severance costs provided under an ongoing benefit arrangement once they are both probable and estimable in accordance with the provisions of ASC 712-10.

We account for one-time termination benefits, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income in accordance with ASC 420-10, which addresses financial accounting and reporting for costs associated with restructuring activities. Under ASC 420-10, we establish a liability for a cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under an ongoing arrangement as described in ASC 712-10 or under a one-time benefit arrangement as defined by ASC 420-10. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we had to make estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

During the three months ended September 30, 2009, we recorded a $12.2 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $4.9 million in accordance with the provisions of ASC 712-10 were recorded. In total, approximately 420 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $7.3 million.

During the three months ended September 30, 2008, we recorded a $17.2 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $17.1 million in accordance with the provisions of ASC 712-10 were recorded. In total, approximately 350 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.1 million.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

During the nine months ended September 30, 2009, we recorded a $16.3 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $6.2 million in accordance with the provisions of ASC 712-10 were recorded. In total, approximately 480 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $10.1 million.

During the nine months ended September 30, 2008, we recorded a $28.8 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $25.0 million in accordance with the provisions of ASC 712-10 were recorded. In total, approximately 500 employees were impacted;

•	Severance and termination costs of $3.0 million in accordance with the provisions of ASC 420-10 were recorded. In total, approximately 40 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.8 million.

Interest Income (Expense) — Net

The following table presents our “Interest Income (Expense) – Net” for the three month and nine month periods ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.6	$2.9	$2.5	$9.0
Interest Expense	(11.4)	(11.7)	(34.2)	(34.3)

Interest Income (Expense) - Net	$(10.8)	$(8.8)	$(31.7)	$(25.3)

For the three months ended September 30, 2009, interest income decreased $2.3 million and interest expense decreased $0.3 million as compared to the three months ended September 30, 2008. The decrease in interest income is primarily attributable to lower interest rates and lower amounts of invested cash. The decrease in interest expense is attributable to lower interest rates partially offset by higher amounts of average debt outstanding.

For the nine months ended September 30, 2009, interest income decreased $6.5 million and interest expense decreased $0.1 million as compared to the nine months ended September 30, 2008. The decrease in interest income is primarily attributable to lower interest rates and lower amounts of invested cash. The decrease in interest expense is attributable to lower interest rates partially offset by higher amounts of average debt outstanding.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three month and nine month periods ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Settlement of Legacy Tax Matter Arbitration(a)	$—	$8.1	$4.1	$8.1
Legacy Tax Matter Related to the Settlement of 2003 Tax Year(b)	—	—	—	(7.7)
Gain on Disposal of Italian Domestic Business(c)	(2.2)	—	9.3	—
Miscellaneous Other Income (Expense) - Net	0.2	1.8	0.5	1.4

Other Income (Expense) - Net	$(2.0)	$9.9	$13.9	$1.8

(a)	During the nine months ended September 30, 2009, we recognized a gain related to a Legacy Tax Matter. See Note 7 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q. During the three month and nine month periods ended September 30, 2008, we recognized a gain on the receipt of an arbitration award related to a Legacy Tax Matter.

(b)	During the nine months ended September 30, 2008, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the expiration of the statute of limitations.

(c)	During the three month and nine month periods ended September 30, 2009, we recognized a gain as a result of the divestiture of the domestic portion of our Italian operations. See Note 14 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

For the three months ended September 30, 2009, our effective tax rate was 31.8% as compared to 29.6% for the three months ended September 30, 2008. The effective tax rate for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was negatively impacted by the increase in reserves for uncertain tax positions and positively impacted by benefits derived from our worldwide legal entity simplification. The effective tax rate for the three months ended September 30, 2008 was positively impacted by the favorable settlement of global tax audits and negatively impacted by the true-up of prior period deferred tax balances.

For the nine months ended September 30, 2009, our effective tax rate was 21.2% as compared to 23.7% for the nine months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was positively impacted by benefits derived from worldwide legal entity simplification and our divestiture of the domestic portion of our Italian operations. The effective tax rate for the nine months ended September 30, 2008 was negatively impacted by the true-up of prior period deferred tax balances and positively impacted by the favorable settlement of global tax audits including the liquidation of dormant International corporations and/or divested entities.

The total amount of unrecognized tax benefits as of September 30, 2009 was $132.2 million. During the three months ended September 30, 2009, we increased our unrecognized tax benefits by approximately $5.3 million. The increase is primarily related to global tax planning initiatives. During the nine months ended September 30, 2009, we increased our unrecognized tax benefits by approximately $23.6 million, primarily related to the implementation of a worldwide legal entity simplification. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $101.8 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months, by approximately $23 million, as a result of not pursuing certain refund claims.

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

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and nine month periods ended September 30, 2009 was $0.8 million and $1.8 million, net of tax benefits, respectively, as compared to $0.6 million and $2.3 million, net of tax benefits, in the three month and nine month periods ended September 30, 2008, respectively. The total amount of accrued interest as of September 30, 2009 was $9.2 million, net of tax benefits, as compared to $6.3 million, net of tax benefits, as of September 30, 2008.

Equity in Net Income of Affiliates

We recorded $0.3 million and $1.0 million as Equity in Net Income of Affiliates for the three month and nine month periods ended September 30, 2009, as compared to $0.3 million and $0.9 million for the three month and nine month periods ended September 30, 2008.

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

Earnings per Share

Effective January 1, 2009, we updated our policy to reflect the authoritative guidance in ASC 260-10, “Earnings Per Share,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. The EPS calculation is applied retrospectively to all prior-period EPS data presented. The impact of the adoption resulted in a four cent and two cent decrease to our basic and diluted EPS for 2008. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities.

We reported EPS for the three month and nine month periods ended September 30, 2009 and 2008, as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$1.03	$1.20	$4.44	$3.79
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	0.02

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.03	$1.20	$4.44	$3.81

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$1.02	$1.18	$4.39	$3.73
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	0.02

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.02	$1.18	$4.39	$3.75

For the three months ended September 30, 2009, basic EPS attributable to D&B common shareholders decreased 14%, compared with the three months ended September 30, 2008, primarily due to a decrease of 17% in net income due to a favorable arbitration settlement related to a legacy tax matter and a favorable resolution of global tax audits in the comparable prior year period partially offset by a 4% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the three months ended September 30, 2009, diluted EPS attributable to D&B common shareholders decreased 14%, compared with the three months ended September 30, 2008, primarily due to a decrease of 17% in net income due to a favorable arbitration settlement related to a legacy tax matter and a favorable resolution of global tax audits in the comparable prior year period partially offset by a 4% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases.

During the three months ended September 30, 2009, we repurchased 0.9 million shares of common stock for $60.0 million under our Board of Directors approved share repurchase program. In addition, we repurchased less than 0.1 million shares of common stock for $4.4 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

For the nine months ended September 30, 2009, basic EPS attributable to D&B common shareholders increased 17%, compared with the nine months ended September 30, 2008, primarily due to an increase of 12% in net income due to higher operating income, the benefit derived from the divestiture of the domestic portion of our Italian operations and a 4% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the nine months ended September 30, 2009, diluted EPS of stock attributable to D&B common shareholders increased 17%, compared with the nine months ended September 30, 2008, primarily due to an increase of 12% in net income due to higher operating income, the benefit derived from the divestiture of the domestic portion of our Italian operations and a 5% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases.

During the nine months ended September 30, 2009, we repurchased 1.4 million shares of common stock for $102.5 million under our Board of Directors approved share repurchase program. In addition, we repurchased 0.5 million shares of common stock for $40.9 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Non-Core gains and (charges) included in Consolidated Operating Costs:
Restructuring charges related to our Financial Flexibility Initiatives	$(12.2)	$(17.2)	$(16.3)	$(28.8)
Non-Core gains and (charges) included in Other Income (Expense)- Net:
Effect of Legacy Tax Matters	$0.3	$0.2	$0.7	$0.9
Tax Reserve True-up for the Settlement of the 2003 tax year, primarily related to the “Amortization and Royalty Expense Deductions” transaction	$—	$—	$—	$(7.7)
Settlement of Legacy Tax Matter Arbitration	$—	$8.1	$4.1	$8.1
Gain on Disposal of Italian Domestic Operations	$(2.2)	$—	$9.3	$—
Non-Core gains and (charges) included in Provision for Income Taxes:
Restructuring charges related to our Financial Flexibility Initiatives	$4.6	$6.2	$6.1	$10.1
Effect of Legacy Tax Matters	$(0.3)	$(0.2)	$(0.7)	$(0.9)
Settlement of Legacy Tax Matter Arbitration	$—	$(3.1)	$(3.1)	$(3.1)
Tax Reserve True-up for the Settlement of the 2003 tax year, primarily related to the “Amortization and Royalty Expense Deductions” transaction	$—	$—	$—	$15.4
Favorable Resolution of Global Tax Audits including the Liquidation of Dormant International Corporations and/or Divested Entities	$—	$9.0	$—	$22.7
Interest on IRS Deposit	$—	$—	$—	$1.3
Benefits Derived From Worldwide Legal Entity Simplification	$3.0	$—	$36.2	$—
Gain on Disposal of Italian Domestic Operations	$0.7	$—	$2.0	$—

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

North America

North America is our largest segment representing 78% of our total revenue for the three month and nine month periods ended September 30, 2009, as compared to 78% and 79% of our total revenue for the three month and nine month periods ended September 30, 2008.

North America represented 78% and 79% of our core revenue for the three month and nine month periods ended September 30, 2009, as compared to 80% and 81% of our core revenue for the three month and nine month periods ended September 30, 2008.

There were no divestitures within this segment during the three month and nine month periods ended September 30, 2009 and 2008. The following table presents our North America total and core revenue by customer solution set and North America operating income for the three month and nine month periods ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$198.7	$201.5	$607.1	$615.6
Sales & Marketing Solutions	84.7	89.6	258.1	279.3
Internet Solutions	27.4	29.9	87.1	89.5

North America Total and Core Revenue	$310.8	$321.0	$952.3	$984.4

Operating Income	$105.4	$113.1	$338.7	$345.8

North America Overview

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

North America total and core revenue decreased $10.2 million, or 3% (both before and after the effect of foreign exchange), for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

North America Customer Solution Sets

On a customer solution set basis, the $10.2 million decrease in core revenue for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $2.8 million, or 1% (both before and after the effect of foreign exchange).

For the three months ended September 30, 2009, Traditional Risk Management Solutions, which accounted for 73% of total North America Risk Management Solutions, decreased 3% (both before and after the effect of foreign exchange). The decrease was primarily due to economic and budgetary pressures on our customers. We are also experiencing:

•	A decline in purchases of our legacy products;

partially offset by:

•

Growth in our subscription plans, due to growth of customers renewing from a subscription plan as well as that associated with conversion from our legacy products to subscription plans from existing customers. These subscription plans provide our customers with unlimited use of our Risk Management reports and data within pre-defined ranges, provided such customers commit to a level of spend. Our price lift is moderating as customers are unable to increase their level of spend due to budget constraints.

For the three months ended September 30, 2009, Value-Added Risk Management Solutions, which accounted for 21% of total North America Risk Management Solutions, increased 1% (both before and after the effect of foreign exchange). This slight increase was primarily due to:

•	Higher purchases from existing customers of our value-added solutions enabled by our DNBi platform;

partially offset by:

•	A shift in product mix to our Preferred Pricing Agreement with DNBi subscriptions plans (as noted above).

For the three months ended September 30, 2009, Supply Management Solutions, which accounted for 6% of total North America Risk Management Solutions, increased 14% (15% increase before the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	A decrease in Sales & Marketing Solutions of $4.9 million, or 6% (5% decrease before the effect of foreign exchange).

For the three months ended September 30, 2009, Traditional Sales & Marketing Solutions, which accounted for 45% of total North America Sales & Marketing Solutions, decreased 6% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•

Lower purchases of our legacy products from our customers due to economic and budgetary pressures. The traditional business is very closely tied to the level of our customers’ direct marketing activity. In this environment customers are continuing to defer, decrease or cancel marketing spend and this is causing the decline in demand;

partially offset by:

•	Increased revenue associated with our acquisition of QED in the first quarter of 2009.

For the three months ended September 30, 2009, Value-Added Sales & Marketing Solutions, which accounted for 55% of total North America Sales & Marketing Solutions, decreased 5% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases from our customers due to economic pressures. We continue to have consistent customer retention but the dollar spend per customer has declined;

partially offset by:

•	Higher commitments from certain of our customers due to providing more value through bundled offerings.

Internet Solutions

•

A decrease in Internet Solutions of $2.5 million, or 9% (8% decrease before the effect of foreign exchange), as a result of a decline in sales of our subscription plans due to a drop in renewal rates triggered by a reduction in the budgets of our customers and a decline in advertising revenue.

North America Operating Income

North America operating income for the three months ended September 30, 2009 was $105.4 million, compared to $113.1 million for the three months ended September 30, 2008, a decrease of $7.7 million, or 7%. The decrease in operating income was primarily attributable to:

•	A decrease in North America revenue;

•	Increased costs associated with our strategic investments; and

•	An increase in expenses associated with the acquisition of QED;

partially offset by:

•	Lower expenses related to reengineering and decreased revenue (i.e., commissions and bonuses and travel related expenses).

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

North America total and core revenue decreased $32.1 million, or 3% (both before and after the effect of foreign exchange), for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.

North America Customer Solution Sets

On a customer solution set basis, the $32.1 million decrease in core revenue for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $8.5 million, or 1% (both before and after the effect of foreign exchange).

For the nine months ended September 30, 2009, Traditional Risk Management Solutions, which accounted for 73% of total North America Risk Management Solutions, decreased 2% (1% decrease before the effect of foreign exchange). The decrease was primarily due to:

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

For the nine months ended September 30, 2009, Value-Added Risk Management Solutions, which accounted for 20% of total North America Risk Management Solutions, decreased 5% (4% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our legacy VAP’s products from our customers due to economic and budgetary pressures;

partially offset by:

•	Higher purchases from existing customers of our value-added solutions through additional products enabled by our DNBi platform.

For the nine months ended September 30, 2009, Supply Management Solutions, which accounted for 7% of total North America Risk Management Solutions, increased 11% (both before and after the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	A decrease in Sales & Marketing Solutions of $21.2 million, or 8% (7% decrease before the effect of foreign exchange).

For the nine months ended September 30, 2009, Traditional Sales & Marketing Solutions, which accounted for 39% of total North America Sales & Marketing Solutions, decreased 13% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our legacy products from our customers due to economic and budgetary pressures; and

•	Shift in timing of early renewals (primarily into the fourth quarter of 2008);

partially offset by:

•	Increased revenue associated with our acquisition of QED in the first quarter of 2009.

For the nine months ended September 30, 2009, Value-Added Sales & Marketing Solutions, which accounted for 61% of total North America Sales & Marketing Solutions, decreased 4% (3% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our legacy products from our customers due to economic pressures. We continue to have consistent customer retention but the dollar spend per customer has declined; and

•	Shift in timing of early renewals (primarily into the fourth quarter of 2008);

partially offset by:

•	Higher commitments from certain of our customers due to providing more value through bundled offerings.

Internet Solutions

•

A decrease in Internet Solutions of $2.4 million, or 3% (2% decrease before the effect of foreign exchange), as a result of a decline in sales of our subscription plans due to a drop in renewal rates triggered by a reduction in the budgets of our customers and a decline in advertising revenue partially offset by a benefit from one large customer deal in the first nine months of 2009.

North America Operating Income

North America operating income for the nine months ended September 30, 2009 was $338.7 million, compared to $345.8 million for the nine months ended September 30, 2008, a decrease of $7.1 million, or 2%. The decrease in operating income was primarily attributable to:

•	A decrease in North America revenue; and

•	An increase in expenses associated with the acquisition of QED;

partially offset by:

•	Lower expenses related to reengineering and decreased revenue (i.e., commissions and bonuses and travel related expenses).

International

International represented 22% of our total revenue for each of the three month and nine month periods ended September 30, 2009, as compared to 22% and 21% of our total revenue for the three month and nine month periods ended September 30, 2008.

International represented 22% and 21% of our core revenue for the three month and nine month periods ended September 30, 2009, as compared to 20% and 19% of our core revenue for the three month and nine month periods ended September 30, 2008.

The following table presents our International revenue by customer solution set and International operating income for the three month and nine month periods ended September 30, 2009 and 2008.

Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$66.1	$62.2	$187.8	$182.0
Sales & Marketing Solutions	21.2	14.7	58.7	46.2
Internet Solutions	0.9	1.1	2.6	3.3

International Core Revenue	88.2	78.0	249.1	231.5
Divested Businesses	—	10.2	21.9	35.7

International Total Revenue	$88.2	$88.2	$271.0	$267.2

Operating Income	$17.7	$15.7	$51.9	$45.4

International Overview

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

International total revenue remained flat (10% increase before the effect of foreign exchange), for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, reflecting a $10.2 million or 13% increase (24% increase before the effect of foreign exchange) in core revenue offset by a $10.2 million decrease as a result of our divestiture of the domestic portion of our Italian operations. The increase in core revenue was primarily due to:

•

Increased revenue as a result of our consolidation of our majority owned joint ventures in: i) D&B India, which had been previously minority owned, in the fourth quarter of 2008; ii) HC International, Inc. in China in the fourth quarter of 2008; and iii) RoadWay in China in the third quarter of 2009;

•	Increased revenue from our Asia Pacific market primarily from our majority owned Tokyo Shoko Research/D&B Japan Joint Venture; and

•

Increased revenue from providing cross-border data from our operations to members of our D&B Worldwide Network, primarily related to our commercial agreement to provide global data to our Italian customers;

partially offset by:

•	The negative impact of foreign exchange.

International Customer Solution Sets

On a customer solution set basis, the $10.2 million increase in International core revenue for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $3.9 million, or 6% (16% increase before the effect of foreign exchange).

For the three months ended September 30, 2009, Traditional Risk Management Solutions, which accounted for 83% of International Risk Management Solutions, increased 9% (19% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

•	Increased revenue from our Asia Pacific market primarily from our majority owned Tokyo Shoko Research/D&B Japan Joint Venture;

•	Increased revenue as a result of our consolidation of our majority owned joint venture in D&B India, which had been previously minority owned, in the fourth quarter of 2008;

•	Growth in our subscription plans in certain of our European markets for existing customers who are willing to increase the level of business they do with us; and

•

Increased revenue from providing cross-border data from our operations to members of our D&B Worldwide Network, primarily related to our commercial agreement to provide global data to our Italian customers;

partially offset by:

•	The negative impact of foreign exchange.

For the three months ended September 30, 2009, Value-Added Risk Management Solutions, which accounted for 15% of International Risk Management Solutions, decreased 11% (flat before the effect of foreign exchange) primarily due to:

•	Lower purchases in certain of our European markets from our customers due to economic and budgetary pressures; and

•	The negative impact of foreign exchange.

For the three months ended September 30, 2009, Supply Management Solutions, which accounted for 2% of International Risk Management Solutions, increased 62% (84% increase before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $6.5 million, or 46% (54% increase before the effect of foreign exchange).

For the three months ended September 30, 2009, Traditional Sales & Marketing Solutions, which accounted for 58% of International Sales & Marketing Solutions, increased 98% after the effect of foreign exchange. This increase was primarily due to increased revenue as a result of our consolidation of our majority owned joint ventures in:

•	China with HC International, Inc. in the fourth quarter of 2008 and with RoadWay in the third quarter of 2009; and

•	D&B India, which had been previously minority owned, in the fourth quarter of 2008.

For the three months ended September 30, 2009, Value-Added Sales & Marketing Solutions, which accounted for 42% of International Sales & Marketing Solutions, increased 6% (7% increase before the effect of foreign exchange). The increase was primarily due to increased revenue from our Asia Pacific market primarily from our majority owned Tokyo Shoko Research/D&B Japan Joint Venture.

Internet Solutions

•	Internet Solutions decreased $0.2 million, or 19% (2% decrease before the effect of foreign exchange).

International Operating Income

International operating income for the three months ended September 30, 2009 was $17.7 million, compared to $15.7 million for the three months ended September 30, 2008, an increase of $2.0 million, or 13%, primarily due to:

•	An increase in core revenue;

•	Lower costs as a result of our divestiture of the domestic portion of our Italian operations; and

•	Lower costs as a result of our reengineering efforts;

partially offset by:

•

Increased data acquisition costs and fulfillment costs primarily associated with our consolidation of our majority owned joint ventures in: i) D&B India, which had been previously minority owned, in the fourth quarter of 2008; ii) HC International, Inc. in China in the fourth quarter of 2008; iii) RoadWay in China in the third quarter of 2009; iv) our Tokyo Shoko Research/D&B Japan Joint Venture; and iv) in certain of our European markets;

•

Higher variable selling expenses related to increased revenue (i.e., commissions, bonus, etc.) and our consolidation of our majority owned joint ventures in: i) D&B India, which had been previously minority owned, in the fourth quarter of 2008; ii) HC International, Inc. in China in the fourth quarter of 2008; iii) RoadWay in China in the third quarter of 2009; and iv) our Tokyo Shoko Research/D&B Japan Joint Venture;

•	The negative impact of foreign exchange; and

•	Increased investments in our UK market to maintain our UK data coverage and quality.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

International total revenue increased $3.8 million, or 1% (15% increase before the effect of foreign exchange), for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, reflecting a $17.6 million or 8% increase (22% increase before the effect of foreign exchange) in core revenue offset by a $13.8 million decrease as a result of our divestiture of the domestic portion of our Italian operations. The increase in core revenue was primarily due to:

•

Increased revenue as a result of our consolidation of our majority owned joint ventures in: i) D&B India, which had been previously minority owned, in the fourth quarter of 2008; ii) HC International, Inc. in China in the fourth quarter of 2008; and iii) RoadWay in China in the third quarter of 2009;

•	Increased revenue from our Asia Pacific market primarily from our majority owned Tokyo Shoko Research/D&B Japan Joint Venture;

•	Growth in our subscription plans in certain of our European markets for existing customers who are increasing the level of business they do with us; and

•

Increased revenue from providing cross-border data from our operations to members of our D&B Worldwide Network attributable to fulfillment services, product usage and our commercial agreement to provide global data to our Italian customers;

partially offset by:

•	The negative impact of foreign exchange.

International Customer Solution Sets

On a customer solution set basis, the $17.6 million increase in International core revenue for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $5.8 million, or 3% (18% increase before the effect of foreign exchange).

For the nine months ended September 30, 2009, Traditional Risk Management Solutions, which accounted for 84% of International Risk Management Solutions, increased 8% (22% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

•	Growth in our subscription plans in certain of our European markets for existing customers who are willing to increase the level of business they do with us;

•	Increased revenue as a result of our consolidation of our majority owned joint venture in D&B India, which had been previously minority owned, in the fourth quarter of 2008;

•	Increased revenue from our Asia Pacific market primarily from our majority owned Tokyo Shoko Research/D&B Japan Joint Venture; and

•

Increased revenue from providing cross-border data from our operations to members of our D&B Worldwide Network attributable to fulfillment services, product usage and our commercial agreement to provide global data to our Italian customers;

partially offset by:

•	The negative impact of foreign exchange.

For the nine months ended September 30, 2009, Value-Added Risk Management Solutions, which accounted for 15% of International Risk Management Solutions, decreased 16% (1% decrease before the effect of foreign exchange) primarily due to:

•	The negative impact of foreign exchange; and

•	Lower purchases in our UK market from our customers due to economic and budgetary pressures;

partially offset by:

•	Higher purchases from existing customers in certain of our Asia Pacific markets; and

•	Increased revenue from members of our D&B Worldwide Network, primarily related to our commercial agreement to provide global data to our Italian customers.

For the nine months ended September 30, 2009, Supply Management Solutions, which accounted for 1% of International Risk Management Solutions, increased 13% (35% increase before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $12.5 million, or 27% (37% increase before the effect of foreign exchange).

For the nine months ended September 30, 2009, Traditional Sales & Marketing Solutions, which accounted for 50% of International Sales & Marketing Solutions, increased 55% (85% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of our consolidation of our majority owned joint ventures in:

•	D&B India, which had been previously minority owned, in the fourth quarter of 2008; and

•	China with HC International, Inc. in the fourth quarter of 2008 and with RoadWay in the third quarter of 2009;

partially offset by:

•	The negative impact of foreign exchange.

For the nine months ended September 30, 2009, Value-Added Sales & Marketing Solutions, which accounted for 50% of International Sales & Marketing Solutions, increased 8% (9% increase before the effect of foreign exchange). The increase was primarily due to increased revenue from our Asia Pacific market primarily from our majority owned Tokyo Shoko Research/D&B Japan Joint Venture.

Internet Solutions

•	A decrease in Internet Solutions of $0.7 million, or 22% (flat before the effect of foreign exchange).

International Operating Income

International operating income for the nine months ended September 30, 2009 was $51.9 million, compared to $45.4 million for the nine months ended September 30, 2008, an increase of $6.5 million, or 14%, primarily due to:

•	An increase in core revenue;

•	Lower costs as a result of our reengineering efforts; and

•	Lower costs as a result of our divestiture of the domestic portion of our Italian operations;

partially offset by:

•

Increased data acquisition costs and fulfillment costs primarily associated with our consolidation of our majority owned joint ventures in: i) D&B India, which had been previously minority owned, in the fourth quarter of 2008; ii) HC International, Inc. in China in the fourth quarter of 2008; iii) RoadWay in China in the third quarter of 2009, iv) our Tokyo Shoko Research/D&B Japan Joint Venture; and v) in certain of our European markets;

•

Higher variable selling expenses related to increased revenue (i.e., commissions, bonus, etc.) and our consolidation of our majority owned joint ventures in: i) D&B India, which had been previously minority owned, in the fourth quarter 2008; ii) HC International, Inc. in China in the fourth quarter of 2008; iii) RoadWay in China in the third quarter of 2009; and iv) our Tokyo Shoko Research/D&B Japan Joint Venture;

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

The recent and unprecedented disruption in the current economic environment has had a significant adverse impact on a number of commercial and financial institutions. At this point in time our liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future. Management will continue to closely monitor our liquidity, the credit markets and our financial counterparties. However, management cannot predict with any certainty the impact to us of any further disruption in the credit environment.

The following discussions are on a continuing operations basis and therefore exclude the results of the Italian real estate business. See Note 14 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities was $302.8 million and $348.0 million for the nine months ended September 30, 2009 and 2008, respectively. The $45.2 million decrease was primarily driven by:

•	An increase in tax payments and lower sales compared to the prior period;

partially offset by:

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses.

Cash Used in Investing Activities from Continuing Operations

Net cash used in investing activities was $106.6 million for the nine months ended September 30, 2009, as compared to net cash used in investing activities of $61.1 million for the nine months ended September 30, 2008. The $45.5 million change primarily reflects the following activities:

•

During the nine months ended September 30, 2009, in connection with our initiatives to drive long-term growth, we spent $74.2 million on acquisitions/joint ventures and other investments, net of cash acquired, as compared to $12.6 million, net of cash acquired, during the nine months ended September 30, 2008. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q;

partially offset by:

•

Cash settlements of our foreign currency contracts for our hedged transactions resulted in $9.4 million of cash inflow for the nine months ended September 30, 2009 as compared to $1.4 million cash inflow during the nine months ended September 30, 2008.

Cash Used in Financing Activities from Continuing Operations

Net cash used in financing activities was $190.4 million and $216.5 million for the nine months ended September 30, 2009 and 2008, respectively. As set forth below, this $26.1 million decrease primarily relates to a decrease in share repurchases partially offset by reduction in borrowings in contractual obligations.

Share Repurchases

During the nine months ended September 30, 2009, we repurchased 1.9 million shares of common stock for $143.4 million. The share repurchases are comprised of the following programs:

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of the then existing $200 million repurchase program. We repurchased 1.4 million shares of common stock for $102.5 million under the $400 million repurchase program during the nine months ended September 30, 2009. We anticipate that the $400 million repurchase program will be completed by December 2009; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 0.5 million shares of common stock for $40.9 million under this program during the nine months ended September 30, 2009. This program expires in August 2010.

During the nine months ended September 30, 2008, we repurchased 3.8 million shares of common stock for $329.9 million. The share repurchases are comprised of the following programs:

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of the then existing $200 million repurchase program. We repurchased 2.6 million shares of common stock for $220.7 million under the $400 million repurchase program during the nine months ended September 30, 2008;

•

In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program, which began in July 2007. We repurchased 0.3 million shares of common stock for $26.8 million under this repurchase program during the nine months ended September 30, 2008. This program was completed in February 2008; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate dilution under our stock incentive plans and ESPP. We repurchased 0.9 million shares of common stock for $82.4 million under this program during the nine months ended September 30, 2008. This repurchase program expires in August 2010.

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

In April 2008, we issued notes with a face value of $400 million that mature on April 1, 2013, bearing interest at a fixed annual rate of 6.00%, payable semi-annually (the “2013 notes”). The proceeds from this issuance were used to repay indebtedness under our credit facility.

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

Credit Facility

At December 31, 2007, we had a $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. We had $191.5 million and $165.0 million of borrowings outstanding under the $650 million credit facility at September 30, 2009 and 2008, respectively. We borrowed under these facilities from time-to-time during the nine months ended September 30, 2009 to fund our share repurchases, acquisition strategy and working capital needs.

In December 2008 and January 2009, we entered into interest rate swap agreements with an aggregate notional amount of $100 million, and designated these swaps as cash flow hedges against variability in cash flows related to our $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. At September 30, 2009, the balance of net derivative losses associated with these swaps included in AOCI was approximately $0.8 million.

Future Liquidity—Sources and Uses of Funds

Share Repurchases and Dividends

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, our Board of Directors approved in August 2006, a four-year, five million share repurchase program. During the nine months ended September 30, 2009, we repurchased 0.5 million shares of common stock for $40.9 million under this program with 1.2 million shares remaining to be repurchased.

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008. During the nine months ended September 30, 2009, we repurchased 1.4 million shares of common stock for $102.5 million under this program with $24.8 million remaining under this program. We anticipate that the $400 million repurchase program will be completed by December 2009.

In February 2009, our Board of Directors approved a new $200 million share repurchase program. This new program will begin at the completion of our existing $400 million, two-year share repurchase program.

We are targeting our discretionary share repurchases of approximately $100 million to $150 million in 2009.

In November 2009, our Board of Directors approved the declaration of a dividend of $0.34 per share for the fourth quarter of 2009. This cash dividend will be payable on December 11, 2009 to shareholders of record at the close of business on November 27, 2009.

Spin-off Obligation

As part of our spin-off from Moody’s/The Dun & Bradstreet Corporation (“D&B2”) in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the IRS issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2008, and made estimated tax deposits for 2009, consistent with the IRS’ rulings. Under the TAA, we may be required to reimburse Moody’s/D&B2 for the loss of compensation expense deductions relating to tax years 2003 to the third quarter of 2009 of approximately $21.4 million in the aggregate for such years. In 2005 and 2006 we paid Moody’s/D&B2 approximately $30.1 million in the aggregate under the TAA. We have not made any payments to Moody’s/D&B2 since first quarter of 2006. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings, timing of future exercises of stock options, the future price of stock underlying the stock options and relevant tax rates. As of September 30, 2009, current and former employees of D&B held 0.2 million Moody’s stock options. These stock options had a weighted average exercise price of $10.94 and a remaining weighted average contractual life of less than six months. All of these stock options are currently exercisable.

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

Unrecognized Tax Benefits

In addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2008, we have a total amount of unrecognized tax benefits of $132.2 million as of September 30, 2009. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $119.3 million.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2008.

Fair Value Measurements

As described in Note 12 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q, effective January 1, 2008, we adopted the authoritative guidance for fair value measurements in ASC 820-10, “Fair Value Measurements and Disclosures,” which has been applied prospectively beginning January 1, 2008 for all financial assets and liabilities recognized in the consolidated financial statements at fair value. The authoritative guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. The guidance also allowed for a one-year delay of the effective date for fair value measurements for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We delayed the effective date and applied the measurement provisions for all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis until January 1, 2009. Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. As of September 30, 2009, we did not have any unobservable (Level 3) inputs in determining fair value.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of September 30, 2009, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended September 30, 2009, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended September 30, 2009, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares That May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares That May Yet Be Purchased Under the Plans or Programs(b)
	(Amounts in millions, except per share data)
July 1 - 31, 2009	0.2	$81.01	0.2	—	$—
August 1 - 31, 2009	0.6	$73.56	0.6	—	$—
September 1 - 30, 2009	0.1	$73.21	0.1	—	$—

	0.9	$74.91	0.9	1.2	$24.8

(a)	During the three months ended September 30, 2009 we repurchased less than 0.1 million shares of common stock for $4.4 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in August 2006 and expires in August 2010. The maximum number of shares authorized for repurchase under this program is 5.0 million shares, of which 3.8 million shares have been repurchased as of September 30, 2009.

(b)	During the three months ended September 30, 2009, we repurchased 0.9 million shares of common stock for $60.0 million related to a previously announced $400 million, two-year share repurchase program approved by our Board of Directors in December 2007. This program began in February 2008 and we anticipate that this program will be completed by December 2009.

Item 6.	Exhibits

Exhibit 4.1	Notice of Removal of Rights Agent and Appointment of Successor Rights Agent and Amendment No. 1 to the Rights Agreement, dated July 29, 2009 among The Dun & Bradstreet Corporation, ComputerShare Trust Company, N.A., and Mellon Investor Services LLC.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ Anastasios G. Konidaris
Anastasios G. Konidaris
Senior Vice President and Chief Financial Officer

Date: November 5, 2009

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller

Date: November 5, 2009