Form 10-K
period 2009-12-31
DUN & BRADSTREET CORP/NW
filed 2010-02-25
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of all shares of Common Stock of The Dun & Bradstreet Corporation outstanding and held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2009) was approximately $4.256 billion.

As of January 31, 2010, 50,998,069 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on May 4, 2010, are incorporated into Part III of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the registrant. Such exclusions will not be deemed to be an admission that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

PART I

Item 1.	Business

Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our” or the “Company”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for over 168 years. Our global commercial database contains more than 150 million business records. The database is enhanced by our proprietary DUNSRight® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

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

Our Aspiration and Our Strategy

Our strategy reflects that D&B is a company that has been and remains committed to delivering Total Shareholder Return (“TSR”). To achieve this objective, we remain focused on three key drivers of TSR over time: revenue growth; margin expansion; and maintaining a disciplined approach to deploying our free cash flow. These have been the central drivers of our success, and they will remain the key areas of focus for us going forward. We continue to execute our strategy in the following ways:

•

First, we remain focused on the commercial marketplace and continuing to be the world’s largest and best provider of insight about businesses. This is reflected in our aspiration, which is “To be the most trusted source of commercial insight so our customers can Decide with Confidence®.”

•

Second, maintaining our fundamental competitive advantage in the market place (i.e. data quality), We will continue to improve our data quality through better coverage and we will provide new value to our customers by leveraging recent advances in technology.

•

Third, we will leverage our data assets to better enhance our products and services within our three solution sets: Risk Management Solutions business (“RMS”), Sales & Marketing Solutions business (“S&MS”) and Internet Solutions. To accomplish this, we will invest in a new technology platform that is scalable and far more agile, so we can meet emerging customer demands faster, and at a much lower cost over time.

Our strategy relies on four core competitive advantages that support our commitment to driving TSR and our aspiration to be the most trusted source of commercial insight so our customers can Decide with Confidence®. These core competitive advantages include our:

•	Trusted Brand;

•	DUNSRight Quality Process;

•	Winning Culture; and

•	Financial Flexibility.

For the reasons described below, we believe that these core competitive advantages will continue to drive our growth and profitability going forward.

Trusted Brand

The D&B® brand dates back to the founding of our company in 1841. We believe that the D&B brand is unique in the marketplace, standing for trust and confidence in commercial insight; our customers rely on D&B and the quality of our brand when they make critical business decisions.

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

The process works as follows:

•	Global Data Collection brings together data from a variety of sources worldwide;

•	We integrate the data into our database through our patented Entity Matching, which produces a single, more accurate picture of each business;

•	We apply the D-U-N-S® Number as a unique means of identifying and tracking a business globally throughout every step in the life and activity of the business;

•	We use Corporate Linkage to enable our customers to view their total risk or opportunity across related businesses; and

•	Finally, our Predictive Indicators use statistical analysis to rate a business’ past performance, to predict how a business is likely to perform in the future.

Winning Culture

Our culture is focused on developing strong leaders, because we believe that great leadership drives great results, improves customer satisfaction and helps increase TSR. To build such leadership, we have developed and deployed a consistent, principles-based leadership model throughout our Company.

Our leadership development process ensures that team member performance goals and financial rewards are linked to our strategy. In addition, we link a component of the compensation of each of our senior leaders to our overall financial results. Our leadership development process also enables team members, which include our management and employees, to receive ongoing feedback on their performance goals and on their leadership. All team members are expected to have personal leadership action plans that are focused on their own personal development, building on their leadership strengths and working on their areas of development.

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

Financial Flexibility

Financial Flexibility is an ongoing process that reallocates our spending from low-growth or low-value activities to activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. We are committed through this process to examining how every dollar is spent, and optimizing between variable and fixed costs to ensure flexibility in changes to our operating expense base as we make strategic choices. This enables us to continually and systematically identify improvement opportunities in terms of quality, cost and customer experience. In executing our Financial Flexibility process we seek to improve, standardize, consolidate and automate our business functions.

Segments

We currently manage and report our business globally through two segments:

•	North America (which consists of our operations in the United States (“U.S.”) and Canada); and

•	International (which consists of our operations in Europe, Asia Pacific and Latin America).

As of January 1, 2009, we began managing our operations in Canada as part of our renamed “North America” segment (formerly our U.S. segment) and have reclassified our historical results set forth in this Annual Report on Form 10-K to reflect this change. Prior to January 1, 2009, we reported the results of our Canadian operations together with our International segment.

North America. Our North America segment accounted for 78%, 79% and 81% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

International. We conduct business internationally through our wholly-owned subsidiaries, joint ventures that we hold a majority interest in, independent correspondents, strategic relationships through our D&B Worldwide Network® and minority equity investments. The International segment, which primarily represents revenue generated through our subsidiaries, accounted for 22%, 21% and 19 % of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Since 2000, we have entered into strategic relationships with strong local players throughout the world that we do not control and who have become part of our D&B Worldwide Network, operating under commercial agreements. Our D&B Worldwide Network enables our customers globally to make business decisions with confidence, because we incorporate data from the members of the D&B Worldwide Network that has been put through the DUNSRight Quality Process into our database and utilize it in our customer solutions. Our customers, therefore, have access to a more powerful database and global solution sets they can rely on to make their risk management, sales and marketing decisions. Over the last few years, we have strengthened our position in our International segment through majority-owned joint ventures in Japan, China and India.

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

•	In 2007, we established majority owned joint ventures in China with Huaxia International Credit Consulting Co. Ltd. and in Japan with Tokyo Shoko Research;

•

In 2008, we established majority-owned joint ventures in China with Beijing Huicong International Information Co., Ltd., and we increased our indirect minority ownership stake in Dun & Bradstreet Information Services India Private Limited (“D&B India”) to a 53% direct majority ownership; and

•

In 2009, we acquired substantially all of the assets of Bisnode’s UK operations and a 100% equity interest in Bisnode’s Irish operations (“ICC”), we acquired all of the assets and assumed certain liabilities related to Quality Education Data and we acquired a 90% equity interest in RoadWay International Limited (“RoadWay”), the leading provider of integrated services of direct marketing in China. As part of the RoadWay transaction, D&B Huaxia, our existing joint venture company with Huaxia in China, transferred its Sales & Marketing Solutions business to RoadWay.

Segment data and other information for the years ended December 31, 2009, 2008 and 2007 are included in Note 14 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Our Customer Solutions and Services

Risk Management Solutions

Risk Management Solutions is our largest customer solution set, accounting for 64%, 62% and 62% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Within this customer solution set we offer traditional and value-added solutions. Our traditional solutions, which includes our DNBi® Solution and also consists of reports from our database used primarily for making decisions about new credit applications, constituted 75% of our Risk Management Solutions revenue and 48% of our total revenue for the year ended December 31, 2009. Our value-added solutions, which constituted 20% of our Risk Management Solutions revenue and 12% of our total revenue for the year ended December 31, 2009, generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of trends in this customer solutions set.

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

•

Supply Lifecycle Risk Management™, which is an online solution that allows customers to standardize their supplier registration and evaluation process by creating a single point of entry with consistent procedures.

Certain of our solutions are available on a subscription pricing basis, such as our Preferred Pricing Agreement with DNBi. Our subscription pricing plans, which continue to represent an increasing proportion of our revenue, provide increased access to our Risk Management reports and data to help customers increase their profitability while mitigating their risk.

Sales & Marketing Solutions

Sales & Marketing Solutions is our second-largest customer solution set accounting for 28% of our total revenue for each of the years ended December 31, 2009, 2008 and 2007. Within this customer solution set we offer traditional and value-added solutions. Our traditional solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. These solutions constituted 40% of our Sales & Marketing Solutions revenue and 11% of our total revenue for the year ended December 31, 2009. Our value-added solutions generally include decision-making and customer information management solutions. These value-added solutions constituted 60% of Sales & Marketing Solutions revenue and 17% of our total revenue for the year ended December 31, 2009. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of trends in this customer solutions set.

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

Our principal Sales & Marketing Solutions are:

•

Our solutions for Customer Data Integration, which are a suite of solutions that cleanse, identify, link and enrich customer information with our DUNSRight Quality Process. Our D&B Optimizer™ solution, for example, uses our DUNSRight Quality Process to transform customer prospects and files into up-to-date, accurate and actionable commercial insight, enabling a single customer view across multiple systems and touchpoints, such as marketing and billing databases and better enabling a customer to make sales and marketing decisions; and

•	Our Direct Marketing Lists, which benefit from our DUNSRight Quality Process to enable our customers to create an accurate and comprehensive marketing campaign.

Internet Solutions

Our Internet Solutions business provides highly organized, efficient and easy-to-use products that address the online business intelligence needs of professionals and small businesses, including information on companies, industries and executives, integration tools that bring this information into the day-to-day workflow of our customers, and research and advice regarding starting up and managing a business.

Internet Solutions represent the results of our Hoover’s business, including both the First Research division and the AllBusiness.com division. Internet Solutions accounted for 7% of our total revenue for the each of the years ended December 31, 2009, 2008 and 2007. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion on trends in this customer solutions set.

Growth to our Internet Solutions business depends upon the development of improved and new products targeted to our primary customer segments, as well as the development of Internet products targeted to the needs of customer segments outside our core audience.

Hoover’s provides information on public and private companies, and on industries and executives, sales, marketing and research professionals worldwide. The database includes industry and company briefs, information on competitors, corporate financials, executive contact information, current news and research, family trees, and contact information including biographies. Hoover’s subscribers primarily access the data online via Hoover’s Online®.

First Research is a leading Internet provider of editorial-based industry insight, specifically tailored toward sales professionals. Through First Research, D&B has been able to enhance its Hoover’s solutions with deeper industry-specific content, providing sales professionals with higher quality data and more comprehensive insight.

AllBusiness.com is an online media and e-commerce company that leverages its proprietary publishing platform and a broad range of content to help users run their small businesses. AllBusiness.com operates one of the leading business information sites on the Internet. Its content helps professionals save time and money by addressing real-world business questions with practical solutions.

Our Internet Solutions help customers convert prospects to clients faster by helping them answer questions such as:

•	How do I identify prospects and better prepare for sales calls?

•	Who are the key senior-level decision makers?

•	How does the prospect compare to others in their industry?

Our principal Internet Solutions are:

•

Our subscription solutions delivered online through Hoover’s Online (such as “Researcher,” “Prospector,” “Relationship Manager,” “Executive,” and our First Research industry data solution) and via electronic data feeds;

•	Our advertising and e-marketing solutions provided through www.hoovers.com, www.AllBusiness.com, www.firstresearch.com and related Internet sites; and

•	Licensing of Hoover’s proprietary content to third-party content providers.

Our Sales Force

We rely primarily on our sales force of approximately 2,250 team members worldwide to sell our customers solutions, of which approximately 1,400 were in our North America segment and 850 were in our International segment as of December 31, 2009. Our sales force includes relationship managers and solution specialists who sell to our strategic and commercial customers, telesales teams, a team that sells to federal, state and local governments, and a team that sells to resellers of our solutions and our data. Our global sales force is also a source of competitive advantage, which allows us to go-to-market across three key customer segments. We identify these segments as strategic customers; commercial customers (or middle market in our International segment); and small businesses.

In 2009, we redesigned the “Go-To-Market” approach for our North America sales organization to increase performance and drive efficiencies. We reorganized the sales force, consolidated channels, reallocated accounts and simplified account teaming structures to get closer to our customers and to improve the efficiency of our sales force. We consolidated sales support functions, realigned around key industries in the strategic customer segment to increase cross-sell opportunities and account penetration, and will leverage telesales to drive new customer acquisition more efficiently. As a result of this reengineering initiative, we reduced the overall size of the North America sales force by approximately 10%.

Our Customers

We believe that different size customers have different needs and require different skill sets to service them. Accordingly, we have adopted a go-to-market sales strategy that focuses on distinct groups categorized internally as large customers, middle market customers and small business customers. Our principal customers within these groups are banks and other credit and financial institutions, manufacturers, wholesalers, retailers, government agencies, insurance companies and telecommunication companies, as well as sales, marketing and business development professionals. None of our customers accounted for more than 10% of our 2009 total revenue or of the revenue of our North American or International segments. Accordingly, neither we nor either of our segments is dependent on a single customer, such that a loss of any one would have a material adverse effect on our consolidated annual results of operations or the annual results of either of our segments.

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

We also compete in North America with a broad range of companies offering solutions similar to our Sales & Marketing Solutions. Our direct competitors in Sales & Marketing Solutions include companies such as Experian and infoGROUP (“infoUSA”).

In our Internet Solutions, Hoover’s competition varies based on the size of the customer and the level of spending available for services such as Hoover’s Online. On the high end of product pricing, Hoover’s Researcher, Hoover’s Prospector and Hoover’s Relationship Manager products compete with other business information providers such as infoUSA. New, less established entrants are also pursuing some of these same customers. On the lower end of product pricing, our Hoover’s Exec and Lite solutions mainly competes with advertising-supported Internet sites and other free or low-priced information sources, such as Yahoo! Finance and MarketWatch, Inc.

Outside the U.S., the competitive environment varies by region and country. In Europe, our direct competition is primarily local, such as Experian in the United Kingdom (“UK”). In addition, we compete with certain companies such as Coface for cross border business. However, we believe we offer superior solutions when compared to these networks because of our DUNSRight Quality Process. In addition, the Sales & Marketing Solutions landscape is both localized and fragmented throughout Europe, where numerous local players of varying size compete for business.

In Asia, we face competition in our Risk Management Solutions business from a mix of local and global providers. For example, we compete with Sinotrust in China which is majority owned by Experian, with Teikoku Data Bank (“TDB”) in Japan and with Experian in India. In addition, as in Europe, the Sales & Marketing Solutions landscape throughout Asia is localized and fragmented.

We also face significant competition from the in-house operations of the businesses we seek as customers, other general and specialized credit reporting and business information services, and credit insurers. For example, in certain International markets, such as Europe, some credit insurers have identified the provision of credit information as an additional revenue stream. In addition, business information solutions and services are becoming more readily available, principally due to the expansion of the Internet, greater availability of public data and the emergence of new providers of business information solutions and services.

As discussed in “Our Aspiration and Our Strategy” above, we believe that our Trusted Brand, our DUNSRight Quality Process, our Winning Culture and our Financial Flexibility form a powerful competitive advantage.

Our ability to continue to compete effectively will be based on a number of factors, including our ability to:

•	Communicate and demonstrate to our customers the value of our products and services based upon our proprietary DUNSRight Quality Process and, as a result, improve customer satisfaction;

•	Maintain and develop proprietary information and services such as analytics (e.g., scoring) and sources of data not publicly available;

•	Leverage our brand perception and the value of our D&B Worldwide Network;

•	Maintain those third-party relationships on whom we rely for data and certain operational services; and

•	Attract and retain a high-performing workforce.

Intellectual Property

We own and control various intellectual property rights, such as trade secrets, confidential information, trademarks, service marks, trade names, copyrights, patents and applications therefor. These rights, in the aggregate, are of material importance to our business. We also believe that the D&B name and related trade names, marks and logos are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We consider our trademarks, service marks, databases, software, patents, patent applications and other intellectual property to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret, patent, etc.) and contract and liability safeguards for protection thereof throughout the world.

Unless the context indicates otherwise, the names of our branded solutions and services referred to in this Annual Report on Form 10-K are trademarks, service marks or registered trademarks or service marks owned by or licensed to us or one or more of our subsidiaries.

We own patents and patent applications both in the U.S. and in other selected countries of importance to us. The patents and patent applications include claims which pertain to certain technologies which we have determined are proprietary and warrant patent protection. We believe that the protection of our innovative technology, especially technology pertaining to our proprietary DUNSRight Quality Process, through the filing of patent applications is a prudent business strategy, and we will continue to seek to protect those assets for which we have expended substantial capital. Filing of these patent applications may or may not provide us with a dominant position in the fields of technology. However, these patent applications may provide us with legal defenses should subsequent patents in these fields be issued to third parties and later asserted against us. Where appropriate, we may also consider asserting or cross-licensing our patents.

Employees

As of December 31, 2009, we employed approximately 5,000 team members worldwide, of which approximately 3,000 were in our North America segment and Corporate and approximately 2,000 were in our International segment. We believe that we have good relations with our employees. There are no unions in the North America segment. Works Councils and Trade Unions represent a portion of our employees in the European and Latin American operations of our International segment.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Investors may read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access our SEC filings.

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

•	We have also outsourced certain portions of our data acquisition, processing and delivery and customer service processes; and

•	We have outsourced various functions, such as our technology help desk and network management functions in the U.S. and the UK.

If one or more data providers were to experience financial or operational difficulties or were to withdraw their data, cease making it available, be unable to make it available due to changing industry standards, substantially increase the cost of their data, not adhere to our data quality standards, or be acquired by a competitor who would cause this to occur, our ability to provide solutions and services to our customers could be materially adversely impacted, which could have a material adverse effect on our business and financial results. Similarly, if one of our outsource providers, including third parties with whom we have strategic relationships, were to experience financial or operational difficulties, their services to us would suffer or they may no longer be able to provide services to us at all, having a material adverse effect on our business and financial results. We cannot be certain that we could replace our large third-party vendors in a timely manner or on terms commercially reasonable to us. In addition, if we change a significant outsource provider, an existing provider makes significant changes to the way they conduct their operations, or we seek to bring in-house certain services performed today by third parties, we may experience unexpected disruptions in the provision of our solutions, which could have a material adverse effect on our business and financial results.

Our business performance is dependent upon successful implementation and the ongoing operation of our recently announced two-year Strategic Technology Initiative, the failure of which could materially impact our business and financial results.

In February 2010, we announced an approximately two-year strategic technology initiative to be implemented at an aggregate cost of approximately $110 million to $130 million. We will rely in part on third-party providers to implement a new data supply chain and update our technology infrastructure and to thereafter run such operations both within D&B and from their own remote locations. We have started the detailed planning of this initiative and upon completion we expect that it will:

•	Simplify and re-architect our data supply chain in order to, among other things, supply intra-day updates;

•	Create a services layer to optimize access to our data for customers and third parties;

•	Consolidate our legacy products to provide fewer more impactful applications for customers;

•	Accelerate revenue growth in our North America segment upon the completion of the initiative; and

•	Significantly reduce our technology costs upon completion of the initiative.

In the event we fail to successfully develop the plan, and execute on the initiative, including hiring and retaining appropriate technology personnel, engage and manage third parties, re-architect our data supply chain, and simplify our product portfolio while migrating our customers to new products, and maintain such data and technology operations on an ongoing basis, we will not achieve our expected revenue acceleration or growth, or the anticipated cost savings from this initiative, and we could experience a significant competitive disadvantage in the marketplace, which could have a material adverse effect on our business and financial results.

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

We are facing competition outside the U.S., and our competitors could develop an alternative to our D&B Worldwide Network.

We are also facing competition from consumer credit companies that offer consumer information solutions to help their customers make credit decisions regarding small businesses. In addition, consumer information companies are seeking to expand their operations more broadly into aspects of the business information space. While their presence is currently small in the business information market, given the size of the consumer market in which they play, they have scale advantages in terms of scope of operations and size of relationship with customers, which they can potentially leverage to an advantage.

Our ability to continue to compete effectively will be based upon a number of factors, including our ability to:

•	Communicate and demonstrate to our customers the value of our products and services based upon our proprietary DUNSRight Quality Process and, as a result, improve customer satisfaction;

•	Maintain and develop proprietary information and services such as analytics (e.g., scoring), and sources of data not publicly available, such as detailed trade data;

•	Demonstrate value through our decision-making tools and integration capabilities;

•	Leverage our brand perception and the value of our D&B Worldwide Network;

•	Continue to implement the Financial Flexibility component of our strategy and effectively reallocate our spending;

•	Obtain and deliver reliable and high-quality business information through various media and distribution channels in formats tailored to customer requirements;

•	Adopt and maintain an effective information technology infrastructure to support product delivery as customer needs and preferences change and competitors offer more sophisticated products;

•	Attract and retain a high-performance workforce;

•	Enhance our existing services and introduce new services; and

•	Improve our International business model and data quality through the successful management in our International segment of the members of our D&B Worldwide Network.

Our business performance might not be sufficient for us to meet the full-year financial guidance that we provide publicly.

We provide full-year financial guidance to the public which is based upon our assumptions regarding our expected financial performance. This includes, for example, assumptions regarding our ability to grow revenue, to grow operating income, to achieve desired tax rates and to generate cash. We believe that our financial guidance provides investors and analysts with a better understanding of our view of our near-term financial performance. Such financial guidance may not always be accurate, due to our inability to meet the assumptions we make and the impact on our financial performance that could occur as a result of the various risks and uncertainties to our business as set forth in these risk factors and in our public filings with the SEC or otherwise. If we fail to meet the full-year financial guidance that we provide or if we find it necessary to revise such guidance as we conduct our operations throughout the year, the market value of our common stock could be materially adversely affected.

We may lose key business assets or suffer interruptions in product delivery, including loss of data center capacity or the interruption of telecommunications links, the Internet, or power sources which could significantly impede our ability to do business.

Our operations depend on our ability, as well as that of third-party service providers to whom we have outsourced several critical functions, to protect data centers and related technology against damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), natural disasters, or other disasters. The online services we provide are dependent on links to telecommunications providers. In addition, we generate a significant amount of our revenue through telesales centers and Internet sites that we use in the acquisition of new customers, fulfillment of solutions and services and responding to customer inquiries. We may not have sufficient redundant operations or change management processes in connection with our introduction of new online products or services to prevent a loss or failure in all of these areas in a timely manner. Any damage to our data centers, failure of our telecommunications links or inability to access these telesales centers or Internet sites could cause interruptions in operations that adversely affect our ability to meet customers’ requirements and materially adversely affect our business and financial results.

A failure in the integrity of our database could harm our brand and result in a loss of sales and an increase in legal claims.

The reliability of our solutions is dependent upon the integrity of the data in our global database. We have in the past been subject to customer and third-party complaints and lawsuits regarding our data, which have occasionally been resolved by the payment of money damages. A failure in the integrity of our database, whether inadvertently or through the actions of a third party, which may be on the rise, could harm us by exposing us to customer or third-party claims or by causing a loss of customer confidence in our solutions. In addition, we must continue to invest in our database to improve and maintain the quality, timeliness and coverage of the data contained therein if we are to maintain our competitive positioning in the marketplace.

Also, we have licensed, and we may license in the future, proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by the third parties to whom we grant non-exclusive licenses and by customers, they may take actions that could materially adversely affect the value of our proprietary rights or our reputation. In addition, it cannot be assured that these licensees and customers will take the same steps we have taken to prevent misappropriation of our data solutions or technologies.

Our brand and reputation are key assets and competitive advantages of our Company and our business may be affected by how we are perceived in the marketplace.

Our brand and its attributes are key assets of the Company. Our ability to attract and retain customers is highly dependent upon the external perceptions of our level of data quality, business practices and overall financial condition. Negative perceptions or publicity regarding these matters could damage our reputation with customers and the public, which could make it difficult for us to attract and maintain customers. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in higher regulatory or legislative scrutiny. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could have a material adverse effect on our business and financial results.

We rely on annual contract renewals for a substantial part of our revenue, and our quarterly results may be significantly impacted by the timing of these renewals or a shift in product mix that results in a change in the timing of revenue recognition.

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

We may be adversely affected by the current economic environment.

As a result of the macro-economic challenges currently affecting the economy of the United States and other parts of the world, our customers or vendors may experience problems with their earnings, cash flow, or both. This may cause our customers to delay, cancel or significantly decrease their purchases from us, and we may experience delays in payment or their inability to pay amounts owed to us. In addition, our vendors may substantially increase their prices without notice. Any such change in the behavior of our customers or vendors may materially adversely affect our earnings and cash flow. If economic conditions in the United States and other key markets deteriorate further or do not show improvement, we may experience material adverse impacts to our business, operating results, and/or access to credit markets.

Changes in the legislative, regulatory and commercial environments in which we operate may adversely impact our ability to collect, manage, aggregate and use data and may impact our financial results.

Certain types of information we gather, compile and publish are subject to regulation by governmental authorities in certain markets in which we operate, particularly in our international markets. In addition, there is increasing awareness and concern among the general public and companies regarding marketing and privacy matters, particularly as they relate to individual privacy interests and the ubiquity of the Internet. These concerns may result in new laws and regulations. In general, compliance with existing laws and regulations has not to date materially impacted our business and financial results. Nonetheless, future laws and regulations with respect to the collection, management and use of information, and adverse publicity or litigation concerning the commercial use of such information could result in limitations being imposed on our operations, increased compliance or litigation expense and/or loss of revenue, which could have a material adverse effect on our business and financial results.

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

We may be unable to adapt successfully to changes in our customers’ preferences for our solutions, which could materially adversely affect our revenues.

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

Acquisitions, joint ventures or similar strategic relationships may disrupt or otherwise have a material adverse effect on our business and financial results.

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

We may not be able to attract and retain qualified personnel, including members of our sales force and technology team, which could impact the quality of our performance and customer satisfaction.

Our success and financial results also depend on our continuing ability to attract, retain and motivate highly qualified personnel at all levels. This includes members of our sales force on whom we rely for the vast majority of our revenue, and members of our technology team on whom we rely to continually maintain and upgrade all of our technology operations and maintain and develop our products, and to appropriately use the time and resources of such individuals. Competition for these individuals is intense, and we may not be able to retain our key personnel or key members of our sales or technology teams, or attract, assimilate or retain other highly qualified individuals in the future. We have from time-to-time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees, including members of our sales force and technology team, with appropriate qualifications.

Our operations in the International segment are subject to various risks associated with operations in foreign countries, which could materially adversely affect our business and financial results.

Our success depends in part on our various operations outside North America. For the three years ended December 31, 2009, 2008 and 2007, our International segment accounted for 22%, 21% and 19% of total revenue, respectively. Our International business is subject to many challenges, the most significant being:

•

Our competition is primarily local, and our customers may have greater loyalty to our local competitors who may have a competitive advantage with us because they are not restricted by U.S. laws with which we require our International segment to comply, such as the Foreign Corrupt Practices Act;

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

We may be unable to reduce our expense base through our Financial Flexibility, and the related reinvestments from savings from this program may not produce the level of desired revenue growth which would materially adversely affect our business and financial results.

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

If we fail to reduce our expense base, or if we do not achieve our desired level of revenue growth from new initiatives, our business and financial results would be materially adversely affected.

We are involved in tax and legal proceedings that could have a material adverse impact on us.

We are involved in tax and legal proceedings, claims and litigations that arise in the ordinary course of business. As discussed in greater detail under “Note 13. Contingencies” in “Notes to Consolidated Financial Statements” in Part II, Item 8. of this Annual Report on Form 10-K, certain of these matters could materially adversely affect our business and financial results.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000-square-foot property that we lease. This property also serves as the executive offices of our North America segment.

Our other properties are geographically distributed to meet sales and operating requirements worldwide. We generally consider these properties to be both suitable and adequate to meet current operating requirements. As of December 31, 2009, the most important of these other properties include the following sites:

•	A 178,000 square-foot leased office building in Center Valley, Pennsylvania, which houses various sales, finance, fulfillment and data acquisition personnel;

•

A 147,000 square-foot office building that we own in Parsippany, New Jersey, housing personnel from our North American sales, marketing and technology groups (approximately one-third of this building is leased to a third party);

•	A 78,000 square-foot leased office building in Austin, Texas, which houses a majority of our Hoover’s employees; and

•	A 79,060 square-foot leased space in Marlow, England, which houses our United Kingdom business, International technology and certain other International teams.

In addition to the above locations, we also conduct operations in other offices across the globe, most of which are leased.

Item 3.	Legal Proceedings

Information in response to this Item is included in Part II, Item 8. “Note 13. Contingencies” and is incorporated by reference into Part I of this Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 2,919 shareholders of record as of December 31, 2009.

The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown:

	2009		2008
	High	Low	High	Low
First Quarter	$81.40	$69.80	$93.94	$81.02
Second Quarter	$84.18	$76.67	$94.10	$80.44
Third Quarter	$83.16	$71.33	$98.78	$85.50
Fourth Quarter	$84.64	$73.26	$93.57	$64.40

We paid quarterly dividends to our shareholders totaling $71.5 million, $65.6 million and $58.4 million during the years ended December 31, 2009, 2008 and 2007, respectively. On February 4, 2010, our Board of Directors approved the declaration of a $0.35 per share dividend for the first quarter of 2010. This cash dividend is payable March 18, 2010, to shareholders of record at the close of business on March 3, 2010.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2009 of shares of equity that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(Amounts in millions, except per share data)
October 1 - 31, 2009	—	$—	—	—	$—
November 1 - 30, 2009	0.2	$79.30	0.2	—	$—
December 1 - 31, 2009	0.8	$81.59	0.8	—	$—

	1.0	$81.16	1.0	0.8	$177.3

(a)	During the three months ended December 31, 2009, we repurchased 0.5 million shares of common stock for $34.7 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in August 2006 and expires in August 2010. The maximum amount authorized under the program is 5.0 million shares, of which 4.2 million shares have been repurchased as of December 31, 2009. We anticipate that this program will be completed prior to maturity in August 2010.

(b)	During the three months ended December 31, 2009, we repurchased 0.3 million shares of common stock for $24.8 million related to a previously announced $400 million, two-year share repurchase program approved by our Board of Directors in December 2007. This program was completed in December 2009.

In addition, during the three months ended December 31, 2009, we repurchased 0.2 million shares of common stock for $22.7 million related to a previously announced $200 million share repurchase program approved by our Board of Directors in February 2009. We anticipate that this program will be completed by December 2011.

FINANCIAL PERFORMANCE COMPARISON GRAPH*

SINCE DECEMBER 31, 2004

In accordance with SEC rules, the graph below compares the Company’s cumulative total shareholder return against the cumulative total return of the Standard & Poor’s 500 Stock Index and a published industry index starting on December 31, 2004. Our past performance may not be indicative of future performance.

As an industry index, the Company chose the S&P 500 Commercial & Professional Services Index, a subset of the S&P 500 Stock Index that includes companies that provide business-to-business services.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG D&B, S&P 500 STOCK INDEX AND THE S&P 500 COMMERCIAL &

PROFESSIONAL SERVICES INDEX

*	Assumes $100 invested on December 31, 2004, and reinvestment of dividends.

Item 6.	Selected Financial Data

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in millions, except per share data)
Results of Operations:
Operating Revenues	$1,687.0	$1,726.3	$1,599.2	$1,474.9	$1,380.0
Costs and Expenses	1,222.5	1,256.6	1,173.6	1,081.2	1,015.4

Operating Income(1)	464.5	469.7	425.6	393.7	364.6
Non-Operating Income (Expense)—Net(2)	(32.0)	(30.8)	0.7	(13.3)	(9.7)

Income from Continuing Operations Before Provision for Income Taxes and Equity in Net Income of Affiliates	432.5	438.9	426.3	380.4	354.9
Provision for Income Taxes(3)	112.1	128.0	135.8	142.1	133.1
Equity in Net Income (Loss) of Affiliates	1.6	1.0	1.3	0.4	0.7

Income from Continuing Operations	322.0	311.9	291.8	238.7	222.5
Income from Discontinued Operations, Net of Income Taxes	—	0.7	5.4	2.0	(1.3)
Gain on Disposal of Italian Real Estate Business, Net of Tax Impact	—	0.4	—	—	—

Income from Discontinued Operations, Net of Income Taxes(4)	—	1.1	5.4	2.0	(1.3)

Net Income	322.0	313.0	297.2	240.7	221.2
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(2.6)	(2.4)	0.9	—	—

Net Income Attributable to D&B	$319.4	$310.6	$298.1	$240.7	$221.2

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$6.06	$5.65	$4.99	$3.75	$3.31
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	0.02	0.09	0.04	(0.02)

Net Income Attributable to D&B Common Shareholders	$6.06	$5.67	$5.08	$3.79	$3.29

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$5.99	$5.56	$4.88	$3.66	$3.19
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	0.02	0.09	0.03	(0.02)

Net Income Attributable to D&B Common Shareholders	$5.99	$5.58	$4.97	$3.69	$3.17

Other Data:
Weighted Average Number of Shares Outstanding—Basic	52.3	54.4	58.3	63.2	66.8
Weighted Average Number of Shares Outstanding—Diluted	52.9	55.3	59.6	64.8	69.4
Amounts Attributable to D&B Common Shareholders
Income from Continuing Operations, Net of Income Taxes	$319.4	$309.5	$292.7	$238.7	$222.5
Income from Discontinued Operations, Net of Income Taxes	—	1.1	5.4	2.0	(1.3)

Net Income Attributable to D&B	$319.4	$310.6	$298.1	$240.7	$221.2

Cash Dividends Paid per Common Share	$1.36	$1.20	$1.00	$—	$—
Cash Dividends Declared per Common Share	$1.36	$0.90	$1.30	$—	$—
Balance Sheet:
Total Assets	$1,749.4	$1,586.0	$1,658.8	$1,360.1	$1,613.4
Long-Term Debt	$961.8	$904.3	$724.8	$458.9	$0.1
Total D&B Shareholders’ Equity (Deficit)	$(745.7)	$(856.7)	$(440.1)	$(399.1)	$77.6
Noncontrolling Interest	$11.7	$6.1	$3.6	$—	$—
Total Equity (Deficit)	$(734.0)	$(850.6)	$(436.5)	$(399.1)	$77.6

(1)	Non-core gain and (charges)(a) included in Operating Income:

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Restructuring Charges	$(23.1)	$(31.4)	$(25.1)	$(25.5)	$(30.7)
Impaired Intangible Assets	$(3.0)	$—	$—	$—	$—
Settlement of International Payroll Tax Matter Related to a Divested Entity	$—	$—	$(0.8)	$—	$—
Charge Related to a Dispute on the Sale of the Company’s French Business	$—	$—	$—	$—	$(0.4)

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(2)	Non-core gains and (charges)(a) included in Non-Operating Income (Expense)—Net:

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Effect of Legacy Tax Matters	$1.0	$1.2	$1.6	$—	$—
Gain Associated with Huaxia/D&B China Joint Venture	$—	$—	$5.8	$—	$—
Gain Associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture	$—	$0.6	$—	$—	$—
Gain Associated with Tokyo Shoko Research/D&B Japan Joint Venture	$—	$—	$13.2	$—	$—
Net Gain (Loss) on the Sale of Other Investments	$—	$—	$0.9	$—	$—
Tax Reserve true-up for the Settlement of 2003 tax year, related to the “Amortization and Royalty Expense Deductions” transaction	$—	$(7.7)	$—	$—	$—
Settlement of Legacy Tax Matter Arbitration	$4.1	$8.1	$—	$—	$—
Gain on Disposal of Italian Domestic Business	$6.5	$—	$—	$—	$—
Gain on Sale of a 5% Investment in a South African Company	$—	$—	$—	$—	$3.5
Lower Costs Related to the Sale of Iberia (Spain and Portugal) Business	$—	$—	$—	$—	$0.8
Charge Related to a Dispute on the Sale of the Company’s French Business	$—	$—	$—	$—	$(3.7)

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(3)	Non-core gains and (charges)(a) included in Provision for Income Taxes:

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Restructuring Charges	$8.4	$11.2	$9.4	$8.6	$8.1
Impaired Intangible Assets	$1.2	$—	$—	$—	$—
Gain Associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture	$—	$(0.1)	$—	$—	$—
Effect of Legacy Tax Matters	$(1.0)	$(1.2)	$(1.6)	$—	$—
Gain Associated with Huaxia/D&B China Joint Venture	$—	$—	$(2.9)	$—	$—
Gain Associated with Tokyo Shoko Research/D&B Japan Joint Venture	$—	$—	$(8.3)	$—	$—
Settlement of International Payroll Tax Matter Related to a Divested Entity	$—	$—	$0.2	$—	$—
Settlement of Legacy Tax Matter Arbitration	$(3.1)	$(3.1)	$—	$—	$—
Benefits Derived From Worldwide Legal Entity Simplification	$36.2	$—	$—	$—	$—
Gain on Disposal of Italian Domestic Business	$3.5	$—	$—	$—	$—
Net Gain (Loss) on the Sale of Other Investments	$—	$—	$(0.3)	$—	$—
Tax Reserve true-up for the Settlement of 1997-2002 tax years, primarily related to the “Amortization and Royalty Expense Deductions/Royalty Income 1997-2007” transaction	$—	$—	$31.2	$—	$—
Tax Reserve true-up for the Settlement of 2003 tax year, related to the “Amortization and Royalty Expense Deductions” transaction	$—	$15.4	$—	$—	$—
Favorable Resolution of Global Tax Audits including the Liquidation of Dormant International Corporations and/or Divested Entities	$—	$22.7	$—	$—	$—
Interest on IRS Deposit	$—	$1.3	$—	$—	$—
Impact of Revaluing the Net Deferred Tax Assets in the UK as a Result of a UK Tax Law Change, Enacted in Q3 2007, Which Reduces the General UK Tax Rate From 30% to 28%	$—	$—	$(2.5)	$—	$—
Charge/Increase in Tax Legacy Reserve for “Royalty Expense Deductions 1993-1997”	$—	$—	$—	$(0.8)	$—
Tax Benefits Recognized upon the Liquidation of Dormant International Corporations	$—	$—	$—	$—	$16.3
Gain on Sale of a 5% Investment in a South African Company	$—	$—	$—	$—	$(1.5)
Charge Related to a Dispute on the Sale of the Company’s French Business	$—	$—	$—	$—	$1.5
Tax Charge Related to the Company’s Repatriation of Foreign Cash	$—	$—	$—	$—	$(9.3)
Charge/Increase in Tax Legacy Reserve for “Royalty Expense Deductions 1993-1997”	$—	$—	$—	$—	$(6.3)
Tax Legacy Refund for “Utilization of Capital Losses 1989-1990”	$—	$—	$—	$—	$0.9

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(4)	On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations. We have reflected the results of this business as discontinued operations in the consolidated statements of earnings for all periods presented as set forth in this Annual Report on Form 10-K. We have recorded the resulting gain of $0.4 million (both pre-tax and after-tax) from the sale in the first quarter of 2008 in the consolidated statement of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This sale has been classified as a “Divestiture.” Our divested business contributed 1% of our total revenue for the year ended December 31, 2009 and 3% of our total revenue for each of the years ended December 31, 2008 and 2007. See Note 14 and Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

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

We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and charges” because such charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and charges are our restructuring charges, which result from a foundational element of our growth strategy that we refer to as Financial Flexibility. Through Financial Flexibility, management identifies opportunities to improve the performance of the business in terms of reallocating our spending from low-growth or low-value activities to activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. Management is committed through this process to examining how every dollar is spent, and optimizing between variable and fixed costs to ensure flexibility in changes to our operating expense base as we make strategic choices. This enables us to continually and systematically identify improvement opportunities in terms of quality, cost and customer experience. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on such measures and a significant percentage weight is placed upon such measures before such charges in determining whether performance objectives have been achieved. Management believes that by eliminating restructuring charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long-term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as

“Corporate and Other” expenses and are not allocated to our business segments. See Note 14 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for financial information regarding our segments.

Similarly, when we evaluate the performance of our business as a whole, we focus on results (such as operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) before non-core gains and charges because such non-core gains and charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations and may drive behavior that does not ultimately maximize shareholder value. Additionally, for fiscal years 2009, 2008 and 2007, our non-GAAP (generally accepted accounting principles in the United States of America) measures reflect results on a continuing operations basis. It may be concluded from our presentation of non-core gains and charges that the items that result in non-core gains and charges may occur in the future.

We monitor free cash flow as a measure of our business. We define free cash flow as net cash provided by operating activities minus capital expenditures and additions to computer software and other intangibles. Free cash flow measures our available cash flow for potential debt repayment, acquisitions, stock repurchases, dividend payments and additions to cash, cash equivalents and short-term investments. We believe free cash flow to be relevant and useful to our investors as this measure is used by our management in evaluating the funding available after supporting our ongoing business operations and our portfolio of product investments.

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

The financial statements of our subsidiaries outside of North America reflect a fiscal year ended November 30 to facilitate the timely reporting of our consolidated financial results and financial position.

The following table presents the contribution by segment to core revenue and total revenue:

	For the Years Ended December 31,
	2009	2008	2007
Core Revenue:
North America	79%	81%	83%
International	21%	19%	17%

Total Revenue:
North America	78%	79%	81%
International	22%	21%	19%

The following table presents the contribution by customer solution set to core revenue and total revenue:

	For the Years Ended December 31,
	2009	2008	2007
Core Revenue by Customer Solution Set:
Risk Management Solutions	65%	64%	64%
Sales & Marketing Solutions	28%	29%	29%
Internet Solutions	7%	7%	7%

Total Revenue by Customer Solution Set(1):
Risk Management Solutions	64%	62%	62%
Sales & Marketing Solutions	28%	28%	28%
Internet Solutions	7%	7%	7%

(1)	Our divested business contributed 1% of our total revenue for the year ended December 31, 2009 and 3% of our total revenue for each of the years ended December 31, 2008 and 2007.

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

Risk Management Solutions

Our Traditional Risk Management Solutions include our DNBi Solution and also consist of reports from our database used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2009	2008	2007
Risk Management Solutions Revenue	75%	74%	74%
Total Revenue	48%	46%	46%
Core Revenue	48%	48%	47%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2009	2008	2007
Risk Management Solutions Revenue	20%	21%	21%
Total Revenue	12%	13%	13%
Core Revenue	13%	13%	14%

Our Supply Management Solutions can help companies better understand the financial risk of their supply chain. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2009	2008	2007
Risk Management Solutions Revenue	5%	5%	5%
Total Revenue	4%	3%	3%
Core Revenue	4%	3%	3%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2009	2008	2007
Sales & Marketing Solutions Revenue	40%	40%	41%
Total Revenue	11%	11%	12%
Core Revenue	11%	11%	12%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2009	2008	2007
Sales & Marketing Solutions Revenue	60%	60%	59%
Total Revenue	17%	17%	16%
Core Revenue	17%	18%	17%

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

GAAP is not intended to be changed as a result of the Codification, but it has changed the way the authoritative guidance is organized and presented. As a result, these changes made an impact on how we reference GAAP in our financial statements and in our accounting policies. Where appropriate, we have conformed, throughout this Form 10-K, references to both the Codification and/or the previous GAAP source reference.

Pension and Postretirement Benefit Obligations

Through June 30, 2007, we offered to substantially all of our U.S. based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (“U.S. Qualified Plan”). The defined benefit plan covered active and retired employees including retired individuals from spin-off companies (see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further discussion of spin-off companies). The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranged from 3% to 12.5% based on age and service. Amounts allocated under the plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 70% and 15% of our pension obligation, respectively, at December 31, 2009. Effective June 30, 2007, we amended the U.S. Qualified Plan and one of the U.S. Non-Qualified Plans, known as the U.S. Pension Benefit Equalization Plan (the “PBEP”). Any pension benefit that had been accrued through such date under the two plans was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan and the PBEP. Our employees in certain of our international operations are also provided retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

We also provide various health care and life insurance benefits for retirees. U.S. based employees, who retire with 10 years of vesting service after age 45, are eligible to receive benefits. Postretirement benefit costs and obligations are determined actuarially. Effective March 1, 2010, we will eliminate company-paid life insurance benefits for retirees. In addition, we will only share the minimum necessary amount of subsidy received from the government in any year to maintain actuarial equivalence for as long as possible.

The key assumptions used in the measurement of the pension and postretirement obligations and net periodic pension and postretirement cost are:

•	Expected long-term rate of return on pension plan assets—which is based on a target asset allocation as well as expected returns on asset categories of plan investments;

•

Discount rate—which is used to measure the present value of pension plan obligations and postretirement health care obligations. The discount rates are derived using a yield curve approach which matches projected plan benefit payment streams with bond portfolios, reflecting actual liability duration unique to our plans;

•	Rates of compensation increase and cash balance accumulation/conversion rates—which are based on an evaluation of internal plans and external market indicators; and

•	Health care cost trends—which are based on historical cost data, the near-term outlook and an assessment of likely long-term trends.

We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement benefit costs. The factor with the most immediate impact on our consolidated financial statements is a change in the expected long-term rate of return on pension plan assets for the U.S. Qualified Plan. For 2010, we will continue to use an expected long-term rate of return of 8.25%. This assumption was 8.25% in each of the years 2009, 2008 and 2007. The 8.25% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2009 the U.S. Qualified Plan was 65% invested in publicly traded equity securities, 30% invested in debt securities and 5% invested in real estate investments. Every one-quarter-percentage-point increase or decrease in the long-term rate of return increases or reduces our annual operating income by approximately $3 million by increasing or reducing our net periodic pension income.

Changes in the discount rate, rate of compensation increase and cash balance accumulation/conversion rates also have an effect on our annual operating income. Based on the factors noted above, the discount rate is adjusted at each remeasurement date while other assumptions are reviewed annually. For our U.S. plans, every one-quarter-percentage-point increase or decrease in the discount rate reduces or increases our pension cost by approximately $0.5 million. The discount rate used to determine pension cost for our U.S. pension plans was 6.10%, 6.37% and 5.84% for 2009, 2008 and 2007, respectively. For 2010, we decreased the discount rate to 5.72% from 6.10% for all our U.S. pension plans.

Differences between the assumptions stated above and actual experience could affect our pension and other postretirement benefit costs. When actual plan experience differs from the assumptions used, actuarial gains or losses arise. These gains and losses are aggregated and amortized generally over the average future service periods or life expectancy of plan participants to the extent that such gains or losses exceed a “corridor”. The purpose of the corridor is to reduce the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-plan basis. For all of our pension plans, total actuarial losses that have not been recognized in our pension costs as of December 31, 2009 and 2008 were $887.7 million and $855.2 million, respectively, of which $672.2 million and $682.1 million, respectively, were attributable to the U.S. Qualified Plan, $105.0 million and $89.5 million, respectively, were attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. (See discussion in Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.) We expect to recognize a portion of such losses in our 2010 net periodic pension cost of approximately $12 million, $6 million and $3 million, for the U.S. Qualified Plan, U.S. Non-Qualified Plans and non-U.S. plans, respectively, compared to $15.8 million, $5.7 million and $1.0 million, respectively, in 2009. The lower amortization of actuarial loss in 2010 for the U.S. Qualified plan, which will be included in our pension cost in 2010, is primarily due to a change, starting in November 2009 (according to our accounting policy), in amortization period from average future service years of active participants to average life expectancy of all plan participants. The decrease is substantially offset by the impact of a larger unrecognized actuarial loss subject to amortization in 2010. Higher amortization of actuarial loss in 2010 for our U.S. Non-Qualified Plans and non-U.S. plans was primarily due to lower discount rates applied to the plan at December 31, 2009, as well as a larger unrecognized actuarial loss subject to amortization in 2010.

Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. For our pension plans, we recorded net pension periodic cost of $6.0 million, net pension periodic income of $3.7 million and net pension periodic cost of $10.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. A major component of the net pension periodic cost is the expected return on plan assets, which was $115.2 million, $121.7 million and $117.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. For our pension plans we recorded: (i) for the year ended December 31, 2009, a total investment gain of $191.5 million which was comprised of a gain of $162.4 million in our U.S. Qualified Plan and a gain of $29.1 million in our non-U.S. plans; (ii) for the year ended December 31, 2008, a total investment loss of $392.2 million which was comprised of a loss of $348.1 million in our U.S. Qualified Plan and a loss of $44.1 million in our non-U.S. plans; and (iii) for the year ended December 31, 2007, a total investment gain of $105.7 million which was comprised of a gain of $91.2 million in our U.S. Qualified Plan and a gain of $14.5 million in our non-U.S. plans. At January 1, 2010, the market-related value of plan assets of our U.S. Qualified Plan and the non-U.S. plans was $1,267.7 million and $180.2 million, respectively, compared with the fair value of its plan assets of $1,045.0 million and $169.2 million, respectively.

Changes in the funded status of our pension plans could result in fluctuation in our shareholders’ equity (deficit). We are required to recognize the funded status of our benefit plans as a liability or an asset, on a plan-by-plan basis with an offsetting adjustment to Accumulated Other Comprehensive Income (“AOCI”), in our shareholders’ equity (deficit), net of tax. Accordingly, the amounts recognized in equity represent unrecognized gains/losses and prior service costs. These unrecognized gains/losses and prior service costs will be amortized out of equity (deficit) based on an actuarial calculation each period. Gains/losses and prior service costs that arise during the year are recognized as a component of Other Comprehensive Income (“OCI”) which is then reflected in AOCI. We recorded a net loss of $10.4 million and net loss of $291.1 million in OCI, net of applicable tax, in the years ended December 31, 2009 and 2008, respectively, related to the actuarial gain/loss and prior service cost arising during the period and the amortization of such items. The decreased loss in 2009 was primarily due to the improvement of the funded status for our U.S. Qualified Plan from a deficit of $155.5 million at December 31, 2008 compared to a deficit of $121.5 million at December 31, 2009, driven by better asset performance in 2009 compared to a significant asset loss in 2008. The positive impact from better asset performance was partially mitigated by a lower discount rate at December 31, 2009.

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

Contingencies and Litigation

We establish reserves in connection with legal proceedings, claims and litigation when it is probable that a loss has been incurred and the amount of loss is reasonably estimable. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analyses of multiple forecasts that often depend on judgments concerning potential actions by third parties and regulators. In connection with tax proceedings, we utilize a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This is an inherently subjective and complex process, and actual results may differ from our estimates by material amounts. See Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

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

Our Risk Management Solutions are generally sold under fixed price subscription contracts that allow customers unlimited access to risk information. Revenue on this type of contract is recognized ratably over the term of the contract, which is generally one year.

Risk information is also sold using monthly or annual contracts that allow customers to purchase our risk information up to the contract amount based on an agreed price list. Once the contract amount is fully used, additional risk information can be purchased at per-item prices which may be different than those in the original contract. Revenue on these contracts is recognized on a per-item basis as information is purchased and delivered to the customer. If customers do not use the full amount of their contract and forfeit the unused portion, we recognize the forfeited amount as revenue at contract expiration.

Where a data file of risk information is sold with periodic updates to that information, a portion of the revenue related to the updates is deferred as a liability on the balance sheet and recognized as the updates are delivered, usually on a quarterly or monthly basis over the term of the contract.

Revenue related to services, such as monitoring, is recognized ratably over the period of performance.

Sales & Marketing Solutions that provide continuous access to our marketing information and business reference databases may include access or hosting fees which are sold on a subscription basis. Revenue is recognized ratably over the term of the contract, which is typically one year.

Where a data file of marketing information is sold, we recognize revenue upon delivery of the marketing data file to the customer. If the contract provides for periodic updates to that marketing data file, the portion of the revenue related to updates is deferred as a liability on the balance sheet and recognized as the updates are delivered, usually on a quarterly or monthly basis, over the term of the contract.

Internet Solutions represent the results of our Hoover’s business, including both the First Research division and the AllBusiness.com division. Hoover’s and First Research provide subscription solutions that allow continuous access to our business information databases. Revenue is recognized ratably over the term of the contract, which is generally one year. Any additional solutions purchased are recognized upon delivery to the customer. AllBusiness.com provides online media and e-commerce products that provide advertisers the ability to target small business customers. Revenue is recognized as solutions are delivered to the customer over the contract period.

Sales of software that are considered to be more than incidental are recognized in revenue when a non-cancelable license agreement has been signed and the software has been shipped and installed, if required.

Revenue from consulting and training services is recognized as the services are performed.

We have certain solution offerings that are sold as multi-element arrangements. The multiple elements or deliverables may include access to our business information databases, information data files, updates, software and services. To account for each deliverable as a separate unit of accounting, they each must meet all of the following separation criteria:

•	The delivered item(s) has value to the customer on a stand-alone basis;

•	There is objective and reliable evidence of fair value of the undelivered item(s); and

•

If the arrangement includes a general right of return relative to the undelivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

If the deliverable or a group of deliverables meets the separation criteria, the total arrangement consideration is allocated to each unit of accounting based on its relative fair value. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.

We obtain vendor specific objective evidence (“VSOE”) of the fair value of a deliverable by monitoring the price at which we sell the deliverable on a standalone basis. Where we are unable to use VSOE, we may use the price at which we or a third party sell a similar product to similarly situated customers on a standalone basis. If we do not have fair value for the delivered items, the contract fee is allocated to the undelivered items based on their fair values and the remaining residual amount, if any, is allocated to the delivered items.

After the arrangement consideration is allocated to each unit of accounting, we apply the appropriate revenue recognition method from those described above for each unit of accounting, assuming all other revenue recognition criteria are met. All deliverables that do not meet the separation criteria are combined with an undelivered unit of accounting. We generally recognize revenue for a combined unit of accounting based on the method most appropriate for the last delivered item.

Deferred revenue consists of amounts billed in excess of revenue recognized on sales of our information solutions and generally relates to deferral of subscription revenue. Deferred revenue is included in current liabilities in the balance sheet and is subsequently recognized as revenue in accordance with our revenue recognition policies.

We record revenue on a net basis for those sales where we act as an agent or broker in the transaction.

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

Consolidated Revenue

The following table presents our revenue by segment:

	For the Years Ended December 31,
	2009	2008	2007
	(Amounts in millions)
Revenue:
North America	$1,309.7	$1,364.2	$1,291.3
International	355.4	314.4	260.8

Core Revenue	1,665.1	1,678.6	1,552.1
Divested Business	21.9	47.7	47.1

Total Revenue	$1,687.0	$1,726.3	$1,599.2

The following table presents our revenue by customer solution set:

	For the Years Ended December 31,
	2009	2008	2007
	(Amounts in millions)
Revenue:
Risk Management Solutions	$1,071.8	$1,070.4	$991.4
Sales & Marketing Solutions	474.6	483.3	453.2
Internet Solutions	118.7	124.9	107.5

Core Revenue	1,665.1	1,678.6	1,552.1
Divested Business	21.9	47.7	47.1

Total Revenue	$1,687.0	$1,726.3	$1,599.2

Year ended December 31, 2009 vs. Year ended December 31, 2008

Total revenue decreased $39.3 million, or 2% (1% decrease before the effect of foreign exchange), for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease in total revenue was primarily driven by a decrease in total North America revenue of $54.5 million, or 4% (both before and after the effect of foreign exchange) partially offset by an increase in total International revenue of $15.2 million, or 4% (14% increase before the effect of foreign exchange). Our divestiture of the domestic portion of our Italian operations in the second quarter of 2009 accounted for $21.9 million and $47.7 million for the years ended December 31, 2009 and 2008, respectively.

Core revenue, which reflects total revenue less revenue from a divested business, decreased $13.5 million, or 1% (1% increase before the effect of foreign exchange), for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The decrease in core revenue is primarily attributed to:

•

Lower purchases from our customers due to a weak economy and budgetary pressures. We are working with our customers to reduce the scope of various projects to meet their budget constraints which has slightly improved our retention rates; and

•	The negative impact of foreign exchange;

partially offset by:

•

Increased revenue as a result of a) our consolidation of our majority owned joint ventures in: i) Dun & Bradstreet Information Services India Private Limited (“D&B India”) completed in the fourth quarter of 2008; ii) HC International, Inc. in China completed in the fourth quarter of 2008; and iii) RoadWay International Limited (“RoadWay”) in China completed in the third quarter of 2009; b) our acquisition of substantially all of the assets of Bisnode’s UK operations and a 100% equity interest in Bisnode’s

Irish operations (“ICC”) completed in the third quarter of 2009; and c) our acquisition of Quality Education Data (“QED”) completed in the first quarter of 2009, which in the aggregate, all of the previously mentioned contributed three points of the growth;

•

Growth in each of our subscription plans from existing customers, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data; and

•	Increased revenue from our Asia Pacific market, primarily from our majority owned Tokyo Shoko Research/D&B Japan Joint Venture.

Customer Solution Set

On a customer solution set basis, the $13.5 million decrease in core revenue reflects:

•

A $1.4 million, or less than 1% increase in Risk Management Solutions (2% increase before the effect of foreign exchange). The increase was driven by an increase in International of $17.8 million, or 7% (18% increase before the effect of foreign exchange), partially offset by a decrease in North America of $16.4 million, or 2% (both before and after the effect of foreign exchange);

•

An $8.7 million, or 2% decrease (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The decrease was driven by a decrease in North America of $32.8 million, or 8% (both before and after the effect of foreign exchange), partially offset by an increase in International of $24.1 million, or 37% (42% increase before the effect of foreign exchange); and

•

A $6.2 million, or 5%, decrease in Internet Solutions (4% decrease before the effect of foreign exchange). The decrease was driven by a decrease in North America of $5.3 million, or 4% (both before and after the effect of foreign exchange) and a decrease in International of $0.9 million, or 20% (3% decrease before the effect of foreign exchange).

Year ended December 31, 2008 vs. Year ended December 31, 2007

Total revenue increased $127.1 million, or 8% (7% increase before the effect of foreign exchange), for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase in total revenue was primarily driven by an increase in total North America revenue of $72.9 million, or 6% (both before and after the effect of foreign exchange) and an increase in total International revenue of $54.2 million, or 18% (14% increase before the effect of foreign exchange). Our divestiture of the domestic portion of our Italian operations in the second quarter of 2009 accounted for $47.7 million and $47.1 million for the years ended December 31, 2008 and 2007, respectively.

Core revenue, which reflects total revenue less revenue from a divested business, increased $126.5 million, or 8% (both before and after the effect of foreign exchange), for the year ended December 31, 2008, as compared to the year ended December 31, 2007. The increase in core revenue is primarily attributed to:

•

Growth in our subscription plans, due to growth of customers renewing from a subscription plan as well as that associated with conversion from our legacy products to subscription plans from existing customers. These subscription plans provide our customers with unlimited use of our Risk Management reports and data; and

•	Increased revenue as a result of our acquisitions and our majority owned Tokyo Shoko Research/D&B Japan Joint Venture;

partially offset by:

•	Lower purchases of our legacy products.

Customer Solution Set

On a customer solution set basis, the $126.5 million increase in core revenue reflects:

•

A $79.0 million, or 8%, increase in Risk Management Solutions (7% increase before the effect of foreign exchange). The increase was driven by an increase in North America of $34.6 million, or 4% (both before and after the effect of foreign exchange), and an increase in International of $44.4 million, or 22% (19% increase before the effect of foreign exchange);

•

A $30.1 million, or 7% increase (both before and after foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in North America of $20.1 million, or 5% (both before and after foreign exchange), and an increase in International of $10.0 million, or 19% (17% increase before the effect of foreign exchange); and

•

A $17.4 million, or 16% (both before and after the effect of foreign exchange), increase in Internet Solutions. The increase was driven by an increase in North America of $18.2 million, or 18% (both before and after the effect of foreign exchange), partially offset by a decrease in International of $0.8 million, or 15% (13% decrease before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income:

	For the Years Ended December 31,
	2009	2008	2007
	(Amounts in millions)
Operating Expenses	$500.3	$480.7	$430.4
Selling and Administrative Expenses	641.0	686.0	671.5
Depreciation and Amortization	58.1	58.5	46.6
Restructuring Charge	23.1	31.4	25.1

Operating Costs	$1,222.5	$1,256.6	$1,173.6

Operating Income	$464.5	$469.7	$425.6

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

Operating Expenses

Year ended December 31, 2009 vs. Year ended December 31, 2008

Operating expenses increased by $19.6 million, or 4%, for the year ended December 31, 2009 as compared to December 31, 2008. The increase was primarily due to the following:

•

Increased data acquisition costs and fulfillment costs primarily associated with a) our consolidation of our majority owned joint ventures in: i) D&B India completed in the fourth quarter of 2008; ii) HC International, Inc. in China completed in the fourth quarter of 2009; and iii) RoadWay in China completed in the third quarter of 2009; b) our acquisition of ICC completed in the third quarter of 2009; and c) our majority owned Tokyo Shoko Research/D&B Japan Joint Venture; and

•	Increased costs associated with our strategic investments;

partially offset by:

•	The positive impact of foreign exchange; and

•	Lower costs as a result of our reengineering efforts and decreased variable expenses (e.g., professional fees and travel related expenses).

Year ended December 31, 2008 vs. Year ended December 31, 2007

Operating expenses increased by $50.3 million, or 12%, for the year ended December 31, 2008 as compared to December 31, 2007. The increase was primarily due to the following:

•	Costs associated with investments in connection with our strategy, such as DNBi, our interactive, web-based subscription service, and investments to improve customer satisfaction levels;

•	Increased costs associated with our acquisitions and our majority owned Tokyo Shoko Research/D&B Japan Joint Venture;

•	The impact of foreign exchange; and

•	Increased technology costs arising from obligations under our D&B Worldwide Network agreements;

partially offset by:

•	Lower costs as a result of our reengineering efforts.

Selling and Administrative Expenses

Year ended December 31, 2009 vs. Year ended December 31, 2008

Selling and administrative expenses decreased $45.0 million, or 7%, for the year ended December 31, 2009 as compared to December 31, 2008. The decrease was primarily due to the following:

•

Lower costs as a result of our reengineering efforts (e.g., our “Go-To-Market” approach for our North America sales organization) and decreased variable expenses (e.g., commissions and bonuses, professional fees, and travel related expenses); and

•	The positive impact of foreign exchange;

partially offset by:

•

Increased selling expenses primarily associated with a) our consolidation of our majority owned joint ventures in: i) D&B India completed in the fourth quarter of 2008; ii) HC International, Inc. in China completed in the fourth quarter of 2008; and iii) RoadWay in China completed in the third quarter of 2009; b) our acquisition of ICC completed in the third quarter of 2009; c) our acquisition of QED completed in the first quarter 2009; and d) our majority owned Tokyo Shoko Research/D&B Japan Joint Venture.

Year ended December 31, 2008 vs. Year ended December 31, 2007

Selling and administrative expenses increased $14.5 million, or 2%, for the year ended December 31, 2008 as compared to December 31, 2007. The increase was primarily due to the following:

•

Increased selling expenses primarily related to investments to enhance our strategic capabilities, such as with our acquisitions and our majority owned Tokyo Shoko Research/D&B Japan Joint Venture; and

•	The impact of foreign exchange;

partially offset by:

•	Lower costs as a result of our reengineering efforts.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and 401(k) Plan

For our pension plans globally, we had a net pension periodic cost of $6.0 million, net pension periodic income of $3.7 million and net pension periodic cost of $10.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The fluctuation in the pension cost/income was due to the following:

•

The discount rates applied to the pension plans were major factors in driving the pension costs to fluctuate from year to year. The higher the discount rate, the lower the pension cost. The discount rate used to measure the pension costs for our U.S. plans for the years ended December 31, 2009, 2008 and 2007 was 6.10%, 6.37% and 5.84% , respectively.

•

Actuarial loss amortization included in annual pension expense was also a major factor in driving the pension costs to fluctuate from year-to-year. Actuarial loss amortization was largely impacted by the discount rate and plan experience. The higher the discount rate, the lower the loss amortization. Actuarial loss amortization included in annual pension expense for all global plans was $22.5 million, $16.2 million and $23.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, of which $21.5 million, $14.1 million and $19.7 million were attributable to our U.S. plans for the years ended December 31, 2009, 2008 and 2007, respectively.

•	Higher pension income in 2008 was primarily due to the higher discount rate applied to our U.S. plans and the major International plans, as well as lower actuarial loss amortization included in 2008.

We expect that the net pension cost in 2010 will be approximately $6 million for all of our global pension plans. Lower discount rates and higher actuarial losses subject to amortization will increase our 2010 pension cost. The discount rates applied to our U.S. plans and major International plan at January 1, 2010, are 38 basis points and 102 basis points lower than 2009, respectively. This increase in 2010 pension cost is substantially offset by the impact of a longer amortization period applied to our U.S. Qualified Plan. Starting in November 2009, the amortization period applied to the unrecognized actuarial gains or losses for our U.S. Qualified Plan has been changed from average future service years of active participants to average life expectancy of all plan participants. The change was the result of almost all the plan participants being deemed inactive.

We had postretirement benefit income of $1.3 million, $4.2 million and $3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Lower postretirement benefit income in 2009 was primarily due to full amortization of the prior service credit. This prior service credit was related to the 2003 plan amendment to limit our insurance premium contribution. Higher postretirement benefit income in 2008 was primarily due to higher amortization of actuarial gain, which was driven by positive plan experience and changes in assumptions.

We expect postretirement benefit income will be approximately $3 million in 2010. The increase in income from 2009 to 2010 is primarily due to higher amortization of prior service credit, resulting from a plan amendment which will be effective March 1, 2010, that eliminates the company-paid life insurance benefits for retirees. In addition, we will only share the minimum necessary amount of subsidy received from the government in any year to maintain actuarial equivalence for as long as possible.

We had expense associated with our 401(k) Plan of $6.9 million, $19.2 million and $12.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in expense in 2009 was due to the amendment of our employer matching provision in the 401(k) Plan effective in February, 2009, to decrease our match formula from 100% to 50% of a team member’s contributions and to decrease the maximum match from seven percent (7%) to three percent (3%) of such team member’s eligible compensation, subject to certain 401(k) Plan limitations. The increase in expense in 2008 from 2007 was due to the amendment of our matching policy in the 401(k) Plan effective July 1, 2007, to increase our match formula from 50% to 100% of a team member’s contributions and to increase the maximum match to seven percent (7%) from six percent (6%), of such team member’s eligible compensation, subject to certain 401(k) Plan limitations.

Effective in April 2010, we will increase the employer maximum match from three percent (3%) to seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations and we will continue to match 50% of a team member’s contributions.

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

Stock-Based Compensation

For the years ended December 31, 2009, 2008 and 2007, we recognized total stock-based compensation expense of $22.3 million, $27.6 million and $25.9 million, respectively.

For the years ended December 31, 2009, 2008 and 2007, we recognized expense associated with our stock option programs of $9.5 million, $11.0 million and $11.9 million, respectively. The decreases for the years ended December 31, 2009 and 2008, were primarily driven by a decrease in the overall number of employees eligible for stock options.

For the years ended December 31, 2009, 2008 and 2007, we recognized expense associated with our restricted stock, restricted stock units and restricted stock opportunity programs of $11.9 million, $15.6 million and $13.1 million, respectively. The decrease for the year ended December 31, 2009 as compared to December 31, 2008, was primarily driven by performance-based awards being below target, resulting in lower expense. The increase for the year ended December 31, 2008 as compared to December 31, 2007, was primarily due to the addition of the 2008 annual grant and special grants awarded in the fourth quarter of 2007.

For the years ended December 31, 2009, 2008 and 2007, we recognized expense associated with our Employee Stock Purchase Plan (“ESPP”) of $0.9 million, $1.0 million and $0.9 million, respectively.

We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Year ended December 31, 2009 vs. Year ended December 31, 2008

Depreciation and amortization decreased $0.4 million, or 1%, for the year ended December 31, 2009 as compared to December 31, 2008. The decrease for the year ended December 31, 2009 was primarily driven by a reassessment of the useful lives of our computer software in conjunction with changes in our technology strategy. We review the estimated remaining useful lives of our computer software and may extend the useful life when events and circumstances indicate the computer software can operate beyond its original or current useful life. Prior to the second quarter of 2009, the useful life of computer software assets was typically three to five years. We now expect the useful life of our back-end and back-office software to be in the range of five to eight years, and we have extended the useful lives accordingly. This reassessment included a review of the major components of our strategy and consideration of the effects of obsolescence, technology, competition and other economic factors on the useful life of these assets. The impact of this change was effective in the second quarter of 2009, and the impact for the year ended December 31, 2009 was a reduction in software amortization expense by approximately $7 million after-tax ($0.14 per diluted share).

The decrease was partially offset by an increase in amortization of acquired intangible assets resulting from our acquisitions and our majority owned joint ventures and increased capital costs for revenue generating investments to enhance our strategic capabilities.

Year ended December 31, 2008 vs. Year ended December 31, 2007

Depreciation and amortization increased $11.9 million, or 26%, for the year ended December 31, 2008 as compared to December 31, 2007. This increase was primarily driven by the increased capital costs for revenue generating investments to enhance our strategic capabilities (e.g., DNBi) and the amortization of acquired intangible assets resulting from our acquisitions and our majority owned joint ventures.

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

During the year ended December 31, 2009, we recorded a $23.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $12.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 535 employees are impacted. Of these 535 employees, approximately 365 employees have exited the Company and approximately 170 employees will exit the Company in 2010; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $10.4 million.

During the year ended December 31, 2008, we recorded a $31.4 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $27.5 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 500 employees were impacted; and

•	Severance and termination costs of $3.0 million in accordance with the provisions of ASC 420-10 were recorded. Approximately 40 employees were impacted.

During the year ended December 31, 2007, we recorded a $25.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $22.7 million in accordance with the provisions of ASC 420-10 were recorded. Approximately 315 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.4 million.

Interest Income (Expense)—Net

The following table presents our “Interest Income (Expense)—Net”:

	For the Years Ended December 31,
	2009	2008	2007
	(Amounts in millions)
Interest Income	$3.0	$11.5	$7.3
Interest Expense	(45.7)	(47.4)	(28.3)

Interest Income (Expense)—Net	$(42.7)	$(35.9)	$(21.0)

Interest income decreased $8.5 million, or 74%, for the year ended December 31, 2009 as compared to December 31, 2008, primarily attributable to lower interest rates, as well as lower amounts of invested cash. Interest income increased $4.2 million, or 57%, for the year ended December 31, 2008 as compared to December 31, 2007, primarily due to higher interest-bearing investments partially offset by lower interest rates.

Interest expense decreased by $1.7 million, or 4%, for the year ended December 31, 2009 as compared to December 31, 2008, primarily attributable to lower interest rates partially offset by higher amounts of average debt outstanding. Interest expense increased by $19.1 million, or 68%, for the year ended December 31, 2008 as compared to December 31, 2007, primarily attributable to higher amounts of debt outstanding, partially offset by lower interest rates.

Other Income (Expense)—Net

The following table presents the components of “Other Income (Expense)—Net”:

	For the Years Ended December 31,
	2009	2008	2007
	(Amounts in millions)
Settlement of Legacy Tax Matter Arbitration(a)	$4.1	$8.1	$—
Gain on Disposal of Italian Domestic Business(b)	6.5	—	—
Legacy Tax Matter Related to the Settlement of 2003 Tax Year(c)	—	(7.7)	—
Gain Associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture(d)	—	0.6	—
Gain Associated with Huaxia/D&B China Joint Venture(e)	—	—	5.8
Gain Associated with Tokyo Shoko Research/D&B Japan Joint Venture(f)	—	—	13.2
Gain on Sale of Investment(g)	—	—	0.9
Miscellaneous Other Income (Expense)—Net(h)	0.1	4.1	1.8

Other Income (Expense)—Net	$10.7	$5.1	$21.7

(a)	During the years ended December 31, 2009 and 2008, we recognized gains on the receipt of awards related to Legacy Tax Matters.

(b)	During the year ended December 31, 2009, we recognized a gain as a result of the divestiture of the domestic portion of our Italian operations. See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

(c)	During the year ended December 31, 2008, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the expiration of the statute of limitations.

(d)	During the year ended December 31, 2008, we entered into an agreement with HC International Inc. and established two joint venture companies including Beijing D&B HuiCong Market Research Co., Ltd. and Beijing HuiCong Market Research Co. Ltd., in which D&B has a 60% and 30% ownership interest, respectively. We recognized a gain of $0.6 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

(e)	During the year ended December 31, 2007, we entered into an agreement with Huaxia International Credit Consulting Co. Limited and established our majority owned joint venture to do business as Huaxia/D&B China. We recognized a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

(f)	During the year ended December 31, 2007, we entered into an agreement with Tokyo Shoko Research and established our majority owned joint venture or “Tokyo Shoko Research/D&B Japan Joint Venture” to do business as Dun & Bradstreet TSR Ltd. We recognized a gain of $13.2 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

(g)	During the year ended December 31, 2007, we recorded a gain related to the sale of an investment in Australia.

(h)	Miscellaneous Other Income (Expense)—Net decreased for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to the negative impact of foreign exchange. Miscellaneous Other Income (Expense)—Net increased for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to the positive impact of foreign exchange.

Provision for Income Taxes

Effective Tax Rate for the Year Ended December 31, 2007	31.9%
Impact of Tax Reserves for Uncertain Tax Positions	3.2%
Impact of Tax Incurred in Connection with Huaxia/D&B China Joint Venture and Tokyo Shoko Research/D&B Japan Joint Venture	(2.5)%
Impact of Liquidation of Dormant International Entities	(3.2)%
Other	(0.2)%

Effective Tax Rate for the Year Ended December 31, 2008	29.2%

Impact of Benefits Derived From Worldwide Legal Entity Simplification	(7.0)%
Impact of Settlement of Global Tax Audits	3.2%
Other	0.5%

Effective Tax Rate for the Year Ended December 31, 2009	25.9%

Discontinued Operations

On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations. We have reflected the results of this business as discontinued operations in the consolidated statements of earnings for all periods presented as set forth in this Annual Report on Form 10-K. We have recorded the resulting gain of $0.4 million (both pre-tax and after-tax) from the sale in the first quarter of 2008 in the consolidated statement of operations.

Earnings Per Share

Effective January 1, 2009, we updated our policy to reflect the authoritative guidance in ASC 260-10, which clarifies that instruments granted in share-based payment transactions (e.g., stock-based awards) are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. The EPS calculation is applied retrospectively to all prior-period EPS data presented. The impact of the adoption resulted in a four-cent and two-cent decrease to our basic and diluted EPS for each of the years ended December 31, 2008 and 2007, respectively. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding was 0.4 million shares for each of the years ended December 31, 2009, 2008 and 2007.

The following table sets forth our EPS:

	For Years Ended December 31,
	2009	2008	2007
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$6.06	$5.65	$4.99
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	0.02	0.09

Net Income Attributable to D&B Common Shareholders	$6.06	$5.67	$5.08

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$5.99	$5.56	$4.88
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	0.02	0.09

Net Income Attributable to D&B Common Shareholders	$5.99	$5.58	$4.97

For the year ended December 31, 2009, basic EPS attributable to D&B common shareholders increased 7% compared with the year ended December 31, 2008, primarily due to a 3% increase in net income due to a lower effective tax rate, the benefit derived from the divestiture of the domestic portion of our Italian operations and a 4% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the year ended December 31, 2009, diluted EPS attributable to D&B common shareholders increased 7% compared with the year ended December 31, 2008, primarily due to a 3% increase in net income due to a lower effective tax rate, the benefit derived from the divestiture of the domestic portion of our Italian operations and a 4% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases.

For the year ended December 31, 2009, we repurchased 1.9 million shares of common stock for $150.0 million under our Board of Directors approved share repurchase programs. In addition, we repurchased 1.0 million shares of common stock for $75.6 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

For the year ended December 31, 2008, basic EPS attributable to D&B common shareholders increased 12% compared with the year ended December 31, 2007, primarily due to a 4% increase in net income due to increased operating performance, the favorable resolution of global tax audits including the liquidation of dormant International corporations and/or divested entities, settlement of a legacy tax matter arbitration, the release of reserves in 2008 for uncertain tax positions due to the expiration of a statute of limitations and a 7% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the year ended December 31, 2008, diluted EPS attributable to D&B common shareholders increased 12% compared with the year ended December 31, 2007, primarily due to a 4% increase in net income due to increased operating performance, the favorable resolution of global tax audits including the liquidation of dormant International corporations and/or divested entities, settlement of a legacy tax matter arbitration, the release of reserves in 2008 for uncertain tax positions due to the expiration of a statute of limitations and a 7% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases.

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

	For the Years Ended December 31,
	2009	2008	2007
	(Amounts in millions)
Non-Core gains and (charges) included in Consolidated Operating Costs:
Restructuring Charges	$(23.1)	$(31.4)	$(25.1)
Impaired Intangible Assets	$(3.0)	$—	$—
Settlement of International Payroll Tax Matter Related to a Divested Entity	$—	$—	$(0.8)

Non-Core gains and (charges) included in Other Income (Expense)—Net:
Effect of Legacy Tax Matters	$1.0	$1.2	$1.6
Gain Associated with Huaxia/D&B China Joint Venture	$—	$—	$5.8
Gain Associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture	$—	$0.6	$—
Gain Associated with Tokyo Shoko Research/D&B Japan Joint Venture	$—	$—	$13.2
Net Gain (Loss) on the Sale of Other Investments	$—	$—	$0.9
Tax Reserve true-up for the Settlement of the 2003 tax year, related to the “Amortization and Royalty Expense Deductions” transaction	$—	$(7.7)	$—
Settlement of Legacy Tax Matter Arbitration	$4.1	$8.1	$—
Gain on Disposal of Italian Domestic Business	$6.5	$—	$—

Non-Core gains and (charges) included in Provision for Income Taxes:
Tax Reserve true-up for the Settlement of 1997-2002 tax years, primarily related to the “Amortization of Royalty Expense/Deductions/Royalty Income 1997-2007” transaction	$—	$—	$31.2
Net Gain (Loss) on the Sale of Other Investments	$—	$—	$(0.3)
Restructuring Charges	$8.4	$11.2	$9.4
Impaired Intangible Assets	$1.2	$—	$—
Gain Associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture	$—	$(0.1)	$—
Effect of Legacy Tax Matters	$(1.0)	$(1.2)	$(1.6)
Settlement of International Payroll Tax Matter Related to a Divested Entity	$—	$—	$0.2
Settlement of Legacy Tax Matter Arbitration	$(3.1)	$(3.1)	$—
Gain Associated with Huaxia/D&B China Joint Venture	$—	$—	$(2.9)
Gain Associated with Tokyo Shoko Research/D&B Japan Joint Venture	$—	$—	$(8.3)
Impact of revaluing the Net Deferred Tax Assets in the UK as a result of a UK tax law change, enacted in Q3 2007, Which Reduces the General UK Tax Rate From 30% to 28%	$—	$—	$(2.5)
Tax Reserve True-up for the Settlement of the 2003 tax year, related to the “Amortization and Royalty Expense Deductions” transaction	$—	$15.4	$—
Favorable Resolution of Global Tax Audits including the Liquidation of Dormant International Corporations and/or Divested Entities	$—	$22.7	$—
Interest on IRS Deposit	$—	$1.3	$—
Benefits Derived From Worldwide Legal Entity Simplification	$36.2	$—	$—
Gain on Disposal of Italian Domestic Business	$3.5	$—	$—

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

North America

North America is our largest segment representing 78%, 79% and 81% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively, and 79%, 81% and 83% of our core revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

There were no divestitures within this segment during the years ended December 31, 2009, 2008 and 2007. The following table presents our North America total and core revenue by customer solution set and North America operating income for the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
	2009	2008	2007
	(Amounts in millions)
Revenue:
Risk Management Solutions	$808.9	$825.3	$790.7
Sales & Marketing Solutions	385.5	418.3	398.2
Internet Solutions	115.3	120.6	102.4

North America Total and Core Revenue	$1,309.7	$1,364.2	$1,291.3

Operating Income	$482.5	$513.3	$480.8

Year ended December 31, 2009 vs. Year ended December 31, 2008

North America Overview

North America total and core revenue decreased $54.5 million, or 4% (both before and after the effect of foreign exchange), for the year ended December 31, 2009, as compared to the year ended December 31, 2008.

North America Customer Solution Sets

On a customer solution set basis, the $54.5 million decrease in core revenue for the year ended December 31, 2009, as compared to the year ended December 31, 2008, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $16.4 million, or 2% (both before and after the effect of foreign exchange).

For the year ended December 31, 2009, Traditional Risk Management Solutions, which accounted for 72% of total North America Risk Management Solutions, decreased 3% (2% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our traditional legacy products due to economic and budgetary pressures;

partially offset by:

•

Higher purchases due to a conversion from our legacy products to subscription plans from existing customers including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data. We continue to see high single digit price lifts when existing customers renew and double digit price lifts when customers convert to DNBi. Also, with more than half of our Risk Management Solutions revenue already on DNBi, we have a smaller base available for conversion.

For the year ended December 31, 2009, Value-Added Risk Management Solutions, which accounted for 21% of total North America Risk Management Solutions, decreased 3% (2% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our legacy VAP’s products from our customers due to economic and budgetary pressures;

partially offset by:

•	Higher purchases from existing customers of new modules enabled by our DNBi platform.

For the year ended December 31, 2009, Supply Management Solutions, which accounted for 7% of total North America Risk Management Solutions, increased 9% (both before and after the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	A decrease in Sales & Marketing Solutions of $32.8 million, or 8% (both before and after the effect of foreign exchange).

For the year ended December 31, 2009, Traditional Sales & Marketing Solutions, which accounted for 37% of total North America Sales & Marketing Solutions, decreased 12% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•

Lower purchases of our legacy products from our customers due to a weak economy and budgetary pressures. This is largely driven by a secular trend, as customers shift from direct mail activities to digital marketing to reduce costs;

•	A shift in timing of early renewals (primarily into 2008);

partially offset by:

•	Increased revenue associated with our acquisition of QED completed in the first quarter of 2009, which contributed five points of the growth.

For the year ended December 31, 2009, Value-Added Sales & Marketing Solutions, which accounted for 63% of total North America Sales & Marketing Solutions, decreased 5% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our legacy products from our customers due to economic pressures. We continue to have consistent customer retention but the dollar spend per customer has declined; and

•	A shift in timing of early renewals (primarily into 2008);

partially offset by:

•	Higher purchases from certain of our customers due to our providing more value through bundled offerings.

Internet Solutions

•

A decrease in Internet Solutions of $5.3 million, or 4% (both before and after the effect of foreign exchange), as a result of a decline in renewal sales of our subscription plans triggered by a reduction in the budgets of our customers and a decline in advertising revenue partially offset by a benefit from one large customer deal.

The lower demand in 2009 will impact our 2010 financial results, and, as such, revenue will remain weak through the first half of the year. We expect a gradual recovery as 2010 unfolds. For 2010, we expect revenue in North America to be slightly better than 2009. We expect the first quarter revenue decline for North America to be similar to our fourth quarter 2009 and then show a gradual improvement in trends over the course of the year as a result of:

1)	Improving upfront customer commitment trends;

2)	Greater new customer acquisition due to our new “Go-To-Market” strategy; and

3)	The benefit of our product investments we made in 2009.

We expect our Risk Management Solutions revenue results in the first half of 2010 to continue to feel the impact of lower 2009 up-front demand for our subscription products. Specifically, we expect the Risk Management Solutions rate of decline to get slightly worse in the first quarter of 2010 than it was in the fourth quarter of 2009, before gradually improving over the rest of 2010 as our new customer initiatives gain traction.

In addition, since our Internet Solutions business is primarily a subscription business, the results reflect our weak up-front demand in sales earlier in 2009. As a result, we expect these trends to continue to be weak in the first half of 2010, before stabilizing in the second half of 2010.

North America Operating Income

North America operating income for the year ended December 31, 2009 was $482.5 million, compared to $513.3 million for the year ended December 31, 2008, a decrease of $30.8 million, or 6%. The decrease in operating income was primarily attributable to:

•	A decrease in North America revenue;

•	Increased costs associated with our strategic investments; and

•	An increase in expenses primarily associated with the acquisition of QED;

partially offset by:

•	Lower costs as a result of our reengineering efforts and decreased variable expenses (e.g., commissions, bonuses and travel related expenses).

Year ended December 31, 2008 vs. Year ended December 31, 2007

North America Overview

North America total and core revenue increased $72.9 million, or 6% (both before and after the effect of foreign exchange), for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase reflects growth in all of our customer solution sets.

North America Customer Solution Sets

On a customer solution set basis, the $72.9 million increase in total and core revenue for the year ended December 31, 2008 as compared to the year ended December 31, 2007, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $34.6 million, or 4% (both before and after the effect of foreign exchange).

For the year ended December 31, 2008, Traditional Risk Management Solutions, which accounted for 73% of total North America Risk Management Solutions, increased 4% (both before and after the effect of foreign exchange). The primary drivers of this growth were:

•

Growth in our subscription plans, due to growth of customers renewing from a subscription plan as well as our existing customers converting from our legacy products to subscription plans. These subscription plans provide our customers with unlimited use of our Risk Management reports and data;

partially offset by:

•	Lower purchases of our legacy products by our small customers.

For the year ended December 31, 2008, Value-Added Risk Management Solutions, which accounted for 21% of total North America Risk Management Solutions, increased 2% (both before and after the effect of foreign exchange). The primary drivers of this growth were:

•	Higher purchases from existing customers of new modules enabled by our DNBi platform;

partially offset by:

•	A shift in product mix to our Preferred Pricing Agreement with DNBi subscription plans (as noted above).

For the year ended December 31, 2008, Supply Management Solutions, which accounted for 6% of total North America Risk Management Solutions, increased 11% (both before and after the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $20.1 million, or 5% (both before and after the effect of foreign exchange).

For the year ended December 31, 2008, Traditional Sales & Marketing Solutions, which accounted for 39% of total North America Sales & Marketing Solutions, increased 4% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Existing customers increasing their annual sales commitment and changing the structure from monthly to upfront annually; and

•	Shift in timing of renewals (primarily from the first quarter of 2009);

partially offset by:

•	Lower purchases of our legacy products.

For the year ended December 31, 2008, Value-Added Sales & Marketing Solutions, which accounted for 61% of total North America Sales & Marketing Solutions, increased 6% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Increased purchases from existing customers; and

•	Increased revenue associated with our acquisition of Purisma completed in the fourth quarter of 2007;

partially offset by:

•	A slow down in purchases in the fourth quarter of 2008 as a result of the weakening economy, pressure on customer budgets and our execution in the marketplace.

Internet Solutions

•

An increase in Internet Solutions of $18.2 million, or 18% (both before and after the effect of foreign exchange). The increase was due to continued growth in subscription revenue in prior quarters and the AllBusiness.com acquisition completed in the fourth quarter of 2007.

North America Operating Income

North America operating income for the year ended December 31, 2008 was $513.3 million, compared to $480.8 million for the year ended December 31, 2007, an increase of $32.5 million, or 7%. The increase in operating income was primarily attributed to:

•	An increase in North America revenue;

partially offset by:

•	Increased costs associated with our acquisitions; and

•	Increased costs associated with investments to enhance our strategic capabilities.

International

International represented 22%, 21% and 19% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This sale has been classified as a “Divestiture.” See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail. Our divested business contributed 1% of our total revenue for the year ended December 31, 2009 and 3% of our total revenue for each of the years ended December 31, 2008 and 2007.

International represented 21%, 19% and 17% of our core revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table presents our International revenue by customer solution set and International operating income for the years ended December 31, 2009, 2008 and 2007.

Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set.

	For the Years Ended December 31,
	2009	2008	2007
	(Amounts in millions)
Revenue:
Risk Management Solutions	$262.9	$245.1	$200.7
Sales & Marketing Solutions	89.1	65.0	55.0
Internet Solutions	3.4	4.3	5.1

International Core Revenue	355.4	314.4	260.8
Divested Businesses	21.9	47.7	47.1

International Total Revenue	$377.3	$362.1	$307.9

Operating Income	$81.1	$70.9	$54.2

Year ended December 31, 2009 vs. Year ended December 31, 2008

International Overview

International total revenue increased $15.2 million, or 4% (14% increase before the effect of foreign exchange), for the year ended December 31, 2009, as compared to the year ended December 31, 2008, reflecting an increase of $41.0 million, or 13% (23% increase before the effect of foreign exchange) in core revenue. Our divestiture of the domestic portion of our Italian operations in the second quarter of 2009 accounted for $21.9 million and $47.7 million for the years ended December 31, 2009 and 2008, respectively. The increase in core revenue was primarily due to:

•

Increased revenue as a result of a) our consolidation of our majority owned joint ventures in: i) D&B India completed in the fourth quarter of 2008; ii) HC International, Inc. in China completed in the fourth quarter of 2008; and iii) RoadWay in China completed in the third quarter of 2009; and b) the acquisition of ICC completed in the third quarter of 2009, which in the aggregate, all the previously mentioned contributed fourteen points of the growth;

•	Increased revenue from our Asia Pacific market primarily from our majority owned Tokyo Shoko Research/D&B Japan Joint Venture;

•

Increased revenue from a) providing increased cross-border data from our operations to members of our D&B Worldwide Network attributable to fulfillment services and product usage; b) our commercial agreement to provide global data to our Italian customers entered into in connection with our divestiture of the domestic portion of our Italian operations; and c) our focus on investments in data quality; and

•	Growth in our subscription plans in certain of our European markets for existing customers who are willing to increase the level of business they do with us;

partially offset by:

•	The negative impact of foreign exchange.

International Customer Solution Sets

On a customer solution set basis, the $41.0 million increase in International core revenue for the year ended December 31, 2009, as compared to the year ended December 31, 2008, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $17.8 million, or 7% (18% increase before the effect of foreign exchange).

For the year ended December 31, 2009, Traditional Risk Management Solutions, which accounted for 84% of International Risk Management Solutions, increased 12% (22% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

•

Increased revenue as a result of a) our consolidation of our majority owned joint venture in D&B India completed in the fourth quarter of 2008; and b) the acquisition of ICC completed in the third quarter of 2009, which in the aggregate, all the previously mentioned contributed nine points of the growth;

•	Increased revenue from our Asia Pacific market primarily from our majority owned Tokyo Shoko Research/D&B Japan Joint Venture;

•	Growth in our subscription plans in certain of our European markets for existing customers who are willing to increase the level of business they do with us; and

•

Increased revenue from a) providing cross-border data from our operations to members of our D&B Worldwide Network attributable to fulfillment services and product usage; and b) our commercial agreement to provide global data to our Italian customers entered into in connection with our divestiture of the domestic portion of our Italian operations;

partially offset by:

•	The negative impact of foreign exchange.

For the year ended December 31, 2009, Value-Added Risk Management Solutions, which accounted for 15% of International Risk Management Solutions, decreased 12% (1% decrease before the effect of foreign exchange) primarily due to:

•	The negative impact of foreign exchange; and

•	Lower purchases in our UK market from our customers due to economic and budgetary pressures;

partially offset by:

•

Increased revenue from members of our D&B Worldwide Network, primarily related to our commercial agreement to provide global data to our Italian customers entered into in connection with our divestiture of the domestic portion of our Italian operations; and

•	Higher purchases from existing customers in certain of our Asia Pacific markets.

For the year ended December 31, 2009, Supply Management Solutions, which accounted for 1% of International Risk Management Solutions, increased 14% (28% increase before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $24.1 million, or 37% (42% increase before the effect of foreign exchange).

For the year ended December 31, 2009, Traditional Sales & Marketing Solutions, which accounted for 53% of International Sales & Marketing Solutions, increased 62% (84% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of our consolidation of our majority owned joint ventures in: i) D&B India completed in the fourth quarter of 2008; ii) HC International, Inc. in China completed in the fourth quarter of 2008; and iii) RoadWay in China completed in the third quarter of 2009;

partially offset by:

•	The negative impact of foreign exchange.

For the year ended December 31, 2009, Value-Added Sales & Marketing Solutions, which accounted for 47% of International Sales & Marketing Solutions, increased 17% (14% increase before the effect of foreign exchange). The increase was primarily due to increased revenue from our Asia Pacific market primarily from our majority owned Tokyo Shoko Research/D&B Japan Joint Venture and the positive impact of foreign exchange.

Internet Solutions

•	A decrease in Internet Solutions of $0.9 million, or 20% (3% decrease before the effect of foreign exchange), on a small base.

International Operating Income

International operating income for the year ended December 31, 2009 was $81.1 million, compared to $70.9 million for the year ended December 31, 2008, an increase of $10.2 million, or 14%, primarily due to:

•	An increase in core revenue;

•	Lower costs as a result of our divestiture of the domestic portion of our Italian operations; and

•	Lower costs as a result of our reengineering efforts;

partially offset by:

•

Increased data acquisition costs and fulfillment costs primarily associated with a) our consolidation of our majority owned joint ventures in: i) D&B India completed in the fourth quarter of 2008; ii) HC International, Inc. in China completed in the fourth quarter of 2008; and iii) RoadWay in China completed in the third quarter of 2009; b) our acquisition of ICC completed in the third quarter of 2009; c) our Tokyo Shoko Research/D&B Japan Joint Venture; and d) increased costs in certain of our European markets;

•

Higher variable selling expenses related to a) increased revenue (e.g., commissions, bonus, etc.); b) our consolidation of our majority owned joint ventures in: i) D&B India completed in the fourth quarter of 2008; ii) HC International, Inc. in China completed in the fourth quarter of 2008; iii) RoadWay in China completed in the third quarter of 2009; c) the acquisition of ICC completed in the third quarter of 2009; and d) our Tokyo Shoko Research/D&B Japan Joint Venture;

•	The negative impact of foreign exchange; and

•	Increased investments in our UK market to maintain our UK data coverage and quality.

Year ended December 31, 2008 vs. Year ended December 31, 2007

International Overview

International total revenue increased $54.2 million, or 18% (14% increase before the effect of foreign exchange), for the year ended December 31, 2008, as compared to the year ended December 31, 2007, reflecting an increase of $53.6 million, or 21% (18% increase before the effect of foreign exchange) in core revenue. Our divestiture of the domestic portion of our Italian operations in the second quarter of 2009 accounted for $47.7 million and $47.1 million for the years ended December 31, 2008 and 2007, respectively. The increase in core revenue was primarily due to:

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture completed in the fourth quarter of 2007;

•	The positive impact of foreign exchange; and

•	Growth in our subscription plans in certain of our International markets for existing customers who are willing to increase the level of business they do with us.

International Customer Solution Sets

On a customer solution set basis, the $53.6 million increase in International core revenue for the year ended December 31, 2008, as compared to the year ended December 31, 2007, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $44.4 million, or 22% (19% increase before the effect of foreign exchange).

For the year ended December 31, 2008, Traditional Risk Management Solutions, which accounted for 80% of International Risk Management Solutions, increased 24% (21% increase before the effect of foreign exchange). The increase in Traditional Risk Management Solutions is primarily due to:

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture completed in the fourth quarter of 2007;

•	The positive impact of foreign exchange;

•

Growth in our subscription plans in certain of our International markets for existing customers who are willing to increase the level of business they do with us, including customers who previously purchased value-added solutions on a non-subscription basis; and

•	Growth from purchases from our D&B Worldwide Network for fulfillment services and product usage.

For the year ended December 31, 2008, Value-Added Risk Management Solutions, which accounted for 18% of International Risk Management Solutions, increased 15% (both before and after the effect of foreign exchange), primarily due to:

•	Higher project-oriented business in our UK market;

•	Price increases in our European markets in the second half of the 2008 fiscal year; and

•	Impact of recognition of deferred revenue from prior quarter sales in our Benelux market;

partially offset by:

•	A shift in product mix to our subscription plans (as noted above).

For the year ended December 31, 2008, Supply Management Solutions, which accounted for 2% of International Risk Management Solutions, decreased 15% (16% decrease before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	Sales & Marketing Solutions increased $10.0 million, or 19% (17% increase before the effect of foreign exchange).

For the year ended December 31, 2008, Traditional Sales & Marketing Solutions, which accounted for 44% of International Sales & Marketing Solutions, decreased 7% (3% decrease before the effect of foreign exchange). This was primarily attributed to lower revenue in certain of our International markets, resulting from an increasingly competitive marketplace and economic pressures.

For the year ended December 31, 2008, Value-Added Sales & Marketing Solutions, which accounted for 56% of International Sales & Marketing Solutions, increased 51% (44% increase before the effect of foreign exchange). The increase was primarily due to:

•	Increased revenue as a result of the establishment of our Tokyo Shoko Research/D&B Japan Joint Venture completed in the fourth quarter of 2007;

•	The positive impact of foreign exchange; and

•	Price increases in our European markets in the second half of the 2008 fiscal year.

Internet Solutions

•	A decrease in Internet Solutions of $0.8 million, or 15% (13% decrease before the effect of foreign exchange), on a small base.

Operating Income

International operating income for the year ended December 31, 2008 was $70.9 million, compared to $54.2 million for the year ended December 31, 2007, an increase of $16.7 million, or 31%, primarily due to:

•	An increase in core revenue;

•	Lower costs as a result of our reengineering efforts; and

•	The impact of foreign exchange;

partially offset by:

•	Increased data acquisition costs and costs associated with our Tokyo Shoko Research/D&B Japan Joint Venture;

•	Investment in data purchases, new products, product enhancements and fulfillment services; and

•	Higher variable selling expenses related to increased revenue (e.g., commissions, bonus, etc.).

Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of certain of our investments.

We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use foreign exchange forward contracts to hedge short-term foreign currency denominated loans, investments and certain third-party and intercompany transactions. From time-to-time, we use foreign exchange option contracts to reduce our International earnings exposure to adverse changes in foreign exchange rates. In addition, from time-to-time, we use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding debt or in anticipation of future debt issuance, as discussed under “Interest Rate Risk Management” below.

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

Interest Rate Risk Management

In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these swaps as cash flow hedges against variability in cash flows related to our bank revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in Accumulated Other Comprehensive Income (“AOCI”). At December 31, 2009, the balance of net derivative losses associated with these swaps included in AOCI was approximately $0.8 million.

In January 2008, we entered into interest rate derivative transactions with an aggregate notional amount of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the April 2008 debt issuance. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in AOCI. In connection with the issuance of the senior notes in April 2008 with a face value of $400 million that mature on April 1, 2013, bearing interest at an annual rate of 6.00%, payable semi-annually (the “2013 notes”), these interest rate derivative transactions were executed, resulting in a payment of $8.5 million at the date of termination. The payments are recorded in AOCI, and will be amortized over the life of the 2013 notes.

In February 2006 and September 2005, we entered into interest rate derivative transactions with aggregate notional amounts of $100 million and $200 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the below referenced debt issuance. These transactions were accounted for as cash flow hedges, and as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in AOCI. In connection with the issuance of the senior notes (the “2011 notes”), these interest rate derivative transactions were executed, resulting in proceeds of approximately $5.0 million at the date of termination. The proceeds are recorded in AOCI and will be amortized over the life of the 2011 notes.

At December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007, and then entered into a new $500 million, five-year bank revolving credit facility, which expires in April 2012. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. Borrowings under the $650 million credit facility are available at prevailing short-term interest rates. At December 31, 2009 and December 31, 2008, we had $259.4 million and $203.4 million of floating-rate debt outstanding under the facility, respectively.

A 100 basis point increase/decrease in the weighted average interest rate on our outstanding variable rate debt at December 31, 2009, would result in an incremental increase/decrease in annual interest expense of approximately $2 million.

Foreign Exchange Risk Management

We have numerous offices in various countries outside North America and conduct operations in various countries through minority equity investments and strategic relationships with local providers. Our International operations generated approximately 22% and 21% of our total revenue for the years ended December 31, 2009 and 2008, respectively. Approximately 38% and 34% of our assets as of December 31, 2009 and 2008, respectively, were located outside of North America.

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

At December 31, 2009 and 2008, we did not have any option contracts outstanding. At December 31, 2009 and 2008, we had a notional amount of approximately $271.0 million and $254.5 million, respectively, of foreign exchange forward contracts outstanding that offset foreign currency denominated loans. Realized gains and losses associated with these contracts were $24.9 million and $13.6 million, respectively, at December 31, 2009; $16.2 million and $41.8 million, respectively, at December 31, 2008; and $0.4 million and $0.4 million, respectively, at December 31, 2007. Unrealized gains and losses associated with these contracts were $0.6 million and $0.2 million, respectively, at December 31, 2009; $0.4 million and $2.8 million, respectively, at December 31, 2008; and $0.4 million and $0.1 million, respectively, at December 31, 2007.

If exchange rates were to increase on average 10% from year-end levels, without the benefit of having hedging activities, the unrealized loss would be approximately $10 million. If exchange rates on average were to decrease 10% from year-end levels, without the benefit of having hedging activities, the unrealized gain would be approximately $8 million. However, the estimated potential gain and loss on these contracts is expected to be substantially offset by changes in the dollar value of the underlying transactions.

Liquidity and Financial Position

In connection with our focus on delivering Total Shareholder Return, we will remain disciplined in the use of our shareholders’ cash, maintaining three key priorities for the use of this cash:

•	First, making ongoing investments in the business to drive growth;

•	Second, investing in acquisitions that we believe will be value-accretive to enhance our capabilities and accelerate our growth; and

•	Third, continuing to return cash to shareholders.

We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (twelve months or less), including restructuring charges, transition costs, contractual obligations and contingencies (see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. Such borrowings would be supported by our credit facility, when needed.

The unprecedented disruption in the economic environment has had a significant adverse impact on a number of commercial and financial institutions. At this point in time our liquidity has not been impacted by the credit environment and management does not expect that it will be materially impacted in the near-future. Management continues to closely monitor our liquidity, the credit markets and our financial counterparties. However, management cannot predict with any certainty the impact to us of any further disruption in the credit environment.

The following discussions are on a continuing operations basis and therefore exclude the results of the Italian real estate business. See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities was $369.5 million, $433.9 million and $384.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Year ended December 31, 2009 vs. Year ended December 31, 2008

Net cash provided by operating activities decreased by $64.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease was primarily driven by:

•	Timing of payments of accounts payable and accrued liabilities (e.g., investments, data purchases, etc.);

•	An increase in net tax payments;

•	An increase in restructuring payments associated with our Financial Flexibility initiatives; and

•	Lower collections;

partially offset by:

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses.

Year ended December 31, 2008 vs. Year ended December 31, 2007

Net cash provided by operating activities increased by $49.3 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily driven by:

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses;

•	A decrease in restructuring payments associated with our Financial Flexibility initiatives; and

•	Increased collections;

partially offset by:

•	An increase in both tax payments and interest expense payments.

Cash (Used in) Provided by Investing Activities from Continuing Operations

Net cash used in investing activities was $120.7 million, $154.5 million and $216.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Year ended December 31, 2009 vs. Year ended December 31, 2008

Net cash used in investing activities was $120.7 million for the year ended December 31, 2009, as compared to cash used in investing activities of $154.5 million for the year ended December 31, 2008. The $33.8 million decrease primarily reflects the following activities:

•

Cash settlements of our foreign currency contracts for our hedged transactions resulted in cash inflows of $11.3 million for the year ended December 31, 2009 as compared to cash outflows of $25.6 million for the year ended December 31, 2008;

partially offset by:

•

A net increase in additions to computer software and other intangibles and capital expenditures, which was primarily used to fund software development, product and platform enhancements across all three of our solution sets. Capital expenditures were approximately 4% of revenue in 2009 and we expect them to be approximately 5% of revenue in 2010; and

•

During the year ended December 31, 2009, in connection with our initiatives to drive long-term growth, we spent $74.6 million on acquisitions/majority-owned joint ventures and other investments, net of cash acquired, as compared to $69.2 million, net of cash acquired, during the year ended December 31, 2008. See Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information.

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

•

A decrease in capital expenditures and additions to computer software and other intangibles, which was primarily used to fund software development, product and platform enhancements across all three of our solution sets. The decrease of $12.6 million for the year ended December 31, 2008 as compared to December 31, 2007 was primarily driven by a longer software product development cycle in 2008 versus 2007. The decrease in capital expenditures is related to approximately $6.1 million of furniture and equipment primarily related to our Center Valley, Pennsylvania facility, which was included in accounts payable on the consolidated balance sheet as of December 31, 2006, and was paid for in the year ended December 31, 2007; and

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

Cash Used in Financing Activities from Continuing Operations

Net cash used in financing activities was $213.1 million, $242.5 million and $143.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. As set forth below for all these years, these changes primarily relate to contractual obligations, share repurchases and dividends.

Contractual Obligations

Debt

In April 2008, we issued notes with a face value of $400 million that mature on April 1, 2013, bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The proceeds from this issuance were used to repay indebtedness under our credit facility.

On January 30, 2008, we entered into interest rate derivative transactions with an aggregate notional amount of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in AOCI. In connection with the issuance of the 2013 notes, these interest rate derivative transactions were executed, resulting in a payment of $8.5 million at the date of termination. The payments are recorded in AOCI, and are being amortized over the life of the 2013 notes.

Credit Facility

At December 31, 2007, we had a $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. We had $259.4 million and $203.4 million of borrowings outstanding under the $650 million credit facility at December 31, 2009 and 2008, respectively. At December 31, 2007, we had $425.3 million of borrowings outstanding under the $500 million credit facility. We borrowed under these facilities from time-to-time during the year ended December 31, 2009 to fund our share repurchases, acquisition strategy and working capital needs.

Share Repurchases

During the year ended December 31, 2009, we repurchased 2.9 million shares of common stock for $225.6 million under our share repurchase programs. The share repurchases are comprised of the following programs:

•

In February 2009, our Board of Directors approved a $200 million share repurchase program which commenced in December 2009. During the year ended December 31, 2009, we repurchased 0.2 million shares of common stock for $22.7 million under this share repurchase program. We anticipate that this program will be completed by December 2011.

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program which commenced in February 2008. During the year ended December 31, 2009, we repurchased 1.7 million shares of common stock for $127.3 million under this share repurchase program. This program was completed in December 2009; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 1.0 million shares of common stock for $75.6 million under this program during the year ended December 31, 2009. This program expires in August 2010. We anticipate that this program will be completed prior to maturity in August 2010.

During the year ended December 31, 2008, we repurchased 4.4 million shares of common stock for $381.9 million under our share repurchase programs. The share repurchases are comprised of the following programs:

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which commenced in February 2008. We repurchased 3.2 million shares of common stock for $272.7 million under this share repurchase program during the year ended December 31, 2008;

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

Dividends

The total amount of dividends paid during the years ended December 31, 2009, 2008 and 2007 was $71.5 million, $65.6 million and $58.4 million, respectively.

Future Liquidity—Sources and Uses of Funds

Contractual Cash Obligations

The following table quantifies, as of December 31, 2009, our contractual obligations that will require the use of cash in the future.

Contractual Obligations(a)	Total	2010	2011	2012	2013	2014	Thereafter	All Other
	(Amounts in millions)
Long-Term Debt(1)	$1,064.2	$43.5	$329.3	$284.6	$406.2	$0.1	$0.5	$—
Operating Leases(2)	$128.2	$30.6	$24.3	$20.1	$14.2	$12.7	$26.3	$—
Obligations to Outsourcers(3)	$373.1	$121.7	$93.0	$67.3	$51.3	$39.8	$—	$—
Pension and Other Postretirement Benefits Payments/Contributions(4)	$891.5	$38.4	$45.9	$34.2	$33.2	$32.3	$707.5	$—
Spin-off Obligation(5)	$21.5	$21.5	$—	$—	$—	$—	$—	$—
Unrecognized Tax Benefits(6)	$129.0	$—	$—	$—	$—	$—	$—	$129.0

(a)	Because their future cash flows are uncertain, noncurrent liabilities are excluded from the table.

(1)	Primarily represents our senior notes with a face value of $300 million that mature in March 2011, net of a $0.2 million discount, bearing interest at a fixed annual rate of 5.50%, payable semi-annually, borrowings outstanding under our bank credit facility at short-term interest rates and our senior notes with a face value of $400 million that mature in April 2013, bearing interest at a fixed annual rate of 6.00%, payable semi-annually. Amounts include the interest portion on future obligations. The interest rate on our senior notes is presented using the stated interest rate. Interest expense on our bank credit facility is estimated using the rate in effect as of December 31, 2009.

(2)	Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

(3)

In July 2002, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”) under a 10-year agreement, which we had the right to terminate for a fee at any time and under certain other conditions. Under the terms of the agreement, CSC’s responsibilities included data center operations, technology help desk and network management functions in the U.S. and UK as well as certain application development and maintenance functions. This agreement was amended in March 2008, which, among other things, increased certain services level agreements that CSC is required to provide under the Technology Services Agreement and added additional security services to be performed by CSC. In August 2009, we entered into a wind down agreement with CSC and Acxiom Corporation (“Acxiom”) which terminated all of the data center operations functions provided by CSC, effective September 2009. In September 2009 we entered into a new agreement with CSC for limited print and fulfillment services that remained with CSC. We incurred costs of $50.6 million, $77.6 million and $80.4 million under this contract for the years ended December 31, 2009, 2008 and 2007, respectively.

In December 2003, we signed a three-year agreement with ICT Group, Inc. (“ICT”), effective January 2004, to outsource certain marketing call center activities, which agreement contains two renewal options for up to a one-year period. The agreement was amended effective September 2007 to be extended through 2011. Under the terms of the agreement, ICT is responsible for performing certain marketing and credit-calling activities previously performed by our own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year. We incurred costs of $3.3 million, $3.2 million and $4.5 million under this contract for the years ended December 31, 2009, 2008 and 2007, respectively.

In October 2004, we signed a seven-year outsourcing agreement with International Business Machines (“IBM”). Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery and customer service to IBM. We may terminate this agreement for a fee at any time. We incurred costs of $26.2 million, $30.1 million and $30.7 million under this contract for the years ended December 31, 2009, 2008 and 2007, respectively.

In July 2006, we signed a four-year product and technology outsourcing agreement with Acxiom in order to significantly increase the speed, data processing capacity and matching capabilities we provide our global sales and marketing customers. In November 2008, we extended the term of the outsourcing agreement through 2011. In November 2008 we entered into an agreement that will expand our service capabilities, enhance customer experience and accelerate the migration of the remaining existing D&B fulfillment processes to Acxiom.

In May 2009, and as part of our ongoing Financial Flexibility initiatives, we entered into another agreement with Acxiom to provide certain infrastructure management services that were formerly provided by CSC. These services include data center operations, technology help desk and network management functions. The agreement has an initial term ending in October 2014. In addition, after expiration of the initial term, we have the right to extend the agreement under the same terms for up to a maximum period of three years. Payments to Acxiom over the initial five year contract term based on current volumes will aggregate to approximately $285 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work. Payments made for the provision of such services in 2009 did not differ materially from payments that were expected to be made under our prior arrangement with CSC. However, we anticipate savings to be generated over the life of the contract.

In addition, in December 2009 we signed a three-year data maintenance and support agreement with Acxiom. Payments over the contract term will aggregate approximately $5 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.

We incurred costs of $42.5 million, $7.5 million and $6.6 million under all of these agreements for the years ended December 31, 2009, 2008 and 2007, respectively. Total payments to Acxiom over the remaining terms of the above contracts will aggregate to approximately $290 million.

(4)	Represents projected contributions to our non-U.S. defined benefit plans as well as projected benefit payments related to our unfunded plans, including the U.S. Non-Qualified Plans and our postretirement benefit plan. We do not expect to make any contributions to our U.S. Qualified Plan. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of 2009 and include benefits attributable to estimated future employee service. A closed group approach is used in calculating the projected benefit payments, assuming only the participants who are currently in the valuation population are included in the projection and the projected benefits continue for up to approximately 99 years.

(5)	As part of our spin-off from Moody’s/The Dun & Bradstreet Corporation (“D&B2”) in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the Internal Revenue Service (“IRS”) issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the other party for the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2008, and made estimated tax deposits for 2009, consistent with the IRS’ rulings. Under the TAA, we may be required to reimburse Moody’s/D&B2 for the loss of compensation expense deductions relating to tax years 2003 to 2009 of approximately $21.5 million in the aggregate for such years. In 2005 and 2006, we paid Moody’s/D&B2 approximately $30.1 million in the aggregate under the TAA. We have not made any payments to Moody’s/D&B2 since the first quarter of 2006. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings.

(6)	We have a total amount of unrecognized tax benefits of $136.9 million for the year ending December 31, 2009. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $129.0 million. As we cannot make reliable estimates regarding the timing of the cash flows by period, we have included unrecognized tax benefits within the “All Other” column in the table above.

Capital Structure

Every year we examine our capital structure and review our plans. During 2010, in connection with our focus on Total Shareholder Return (“TSR”), we anticipate continued share repurchases and cash dividends.

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

The unprecedented disruption in the economic environment has had a significant adverse impact on a number of commercial and financial institutions. At this point in time, our liquidity has not been impacted by the credit environment and management does not expect that it will be materially impacted in the near future. Management continues to closely monitor our liquidity, the credit markets and our financial counterparties. However, management cannot predict with any certainty the impact to us of any further disruption in the credit environment.

Share Repurchases and Dividends

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, our Board of Directors approved in August 2006, a four-year, five million share repurchase program. During the year ended December 31, 2009, we repurchased 1.0 million shares of common stock for $75.6 million under this program with 0.8 million shares remaining to be repurchased. We anticipate that this program will be completed prior to maturity in August 2010.

In February 2009, our Board of Directors approved a $200 million share repurchase program which commenced in December 2009. During the year ended December 31, 2009, we repurchased 0.2 million shares of common stock for $22.7 million under this share repurchase program with $177.3 million remaining under this program. We anticipate that this program will be completed by December 2011.

On February 4, 2010, our Board of Directors approved the declaration of a dividend of $0.35 per share for the first quarter of 2010. This cash dividend will be payable on March 18, 2010 to shareholders of record at the close of business on March 3, 2010.

Two-Year Strategic Technology Investment Program

On February 4, 2010, we announced an approximately two-year strategic technology investment program aimed at strengthening our leading position in commercial data and improving our current technology platform to meet emerging needs of customers. We anticipate spending approximately $110 million to $130 million over approximately the next two years to complete the program, with approximately $45 million to $55 million of the spend occurring in 2010. Approximately 60% of the spend will be recognized as an increase to expenses and the remainder as capital expenditures.

Potential Payments in Legal Matters

We and our predecessors are involved in certain legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. We believe we have adequate reserves recorded in our consolidated financial statements for our share of current exposures in these matters, where applicable, as described therein.

Pension Plan and Postretirement Benefit Plan Contribution Requirements

For financial statement reporting purposes, the funded status of our pension plans, as determined in accordance with GAAP, had a deficit of $121.5 million, $257.0 million and $72.3 million for the U.S. Qualified Plan, the U.S. Non-Qualified Plans and the non-U.S. plans, respectively at December 31, 2009, as compared to deficits of $155.5 million, $235.8 million, and $45.9 million, respectively, at December 31, 2008. The improvement in the funded status of the U.S. Qualified Plan was primarily due to better asset performance in 2009, partially offset by a higher projected benefit obligation at December 31, 2009 which was driven by a lower discount rate. The deterioration in the funded status of the U.S. Non-Qualified Plans and the non-U.S. plans was primarily due to a higher projected benefit obligation at December 31, 2009, mainly driven by lower discount rates and the negative impact from a change in foreign currency exchange rates, partially offset by higher asset gains in 2009. See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

During fiscal 2009, we were not required to make contributions to the U.S. Qualified Plan, the largest of our six plans, under funding regulations associated with the Pension Protection Act of 2006 (“PPA 2006”) as the plan was considered “fully funded” for the 2008 plan year. We do not expect to make any contributions to the U.S. Qualified Plan in fiscal 2010 for the 2009 plan year. Final funding requirements for fiscal 2010 were determined based on our January 2010 funding actuarial valuation.

We expect to continue to make cash contributions to our other pension plans during 2010. The expected 2010 contribution is approximately $31 million, compared to $24.4 million in 2009. In addition, we expect to make benefit payments related to our postretirement benefit plan of approximately $7 million during 2010, compared to $8.4 million in 2009. See the Contractual Cash Obligations table above for projected contributions and benefit payments beyond 2009.

Effective March 1, 2010, we will eliminate company-paid life insurance benefits for retirees. In addition, we will only share the minimum necessary amount of subsidy received from the government in any year to maintain actuarial equivalence for as long as possible.

Effective in April 2010, we will increase our employer maximum match from three percent (3%) to seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations and we will continue to match 50% of a team member’s contributions. We expect 2010 cash contributions to the 401(k) Plan to be approximately $9 million compared to $6.9 million in 2009. See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for changes to our 401(k) Plan.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. Additionally, we have not engaged in any significant related-party transactions.

Fair Value Measurements

As described in Note 7 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K, effective January 1, 2008, we adopted the authoritative guidance for fair value measurements in ASC 820-10, “Fair Value Measurements and Disclosures,” which has been applied prospectively beginning January 1, 2008 for all financial assets and liabilities recognized in the consolidated financial statements at fair value. The authoritative guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. The guidance also allowed for a one-year delay of the effective date for fair value measurements for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We delayed the effective date and applied the measurement provisions for all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis until January 1, 2009. Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of December 31, 2009, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds.

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

•	Our ability to implement and successfully maintain our recently announced approximately two-year strategic technology investment program;

•	Demand for our products is subject to intense competition, changes in customer preferences and economic conditions which impact customer behavior;

•

Our solutions and brand image are dependent upon the integrity and security of our global database and the continued availability thereof through the internet and by other means, as well as our ability to protect key assets, such as our data centers;

•	Our ability to maintain the integrity of our brand and reputation, which we believe are key assets and competitive advantages;

•	Our ability to renew large contracts, the related revenue recognition and the timing thereof, or a shift in product mix, may impact our results of operations from period-to-period;

•

As a result of the macro-economic challenges currently affecting the global economy, our customers or vendors may experience cash flow problems. This may cause our customers to delay, cancel or significantly decrease their purchases from us and impact their ability to pay amounts owed to us. In addition, our vendors may substantially increase their prices without notice. Such behavior may adversely affect our earnings and cash flow. In addition, if economic conditions in the United States and other key markets deteriorate further or do not show improvement, we may experience material adverse impacts to our business, operating results, and/or access to credit markets;

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

•	Our future success requires that we attract and retain qualified personnel, including members of our sales force and technology teams, in regions throughout the world;

•	The profitability of our International segment depends on our ability to identify and execute on various initiatives, such as the continued implementation of subscription plan pricing and successfully

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of The Dun & Bradstreet Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” on page 69. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in accordance with ASC 740 Income Taxes in 2007.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 25, 2010

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2009	2008*	2007*
	(Amounts in millions, except per share data)
Revenue	$1,687.0	$1,726.3	$1,599.2

Operating Expenses	500.3	480.7	430.4
Selling and Administrative Expenses	641.0	686.0	671.5
Depreciation and Amortization	58.1	58.5	46.6
Restructuring Charge	23.1	31.4	25.1

Operating Costs	1,222.5	1,256.6	1,173.6

Operating Income	464.5	469.7	425.6

Interest Income	3.0	11.5	7.3
Interest Expense	(45.7)	(47.4)	(28.3)
Other Income (Expense)—Net	10.7	5.1	21.7

Non-Operating Income (Expense)—Net	(32.0)	(30.8)	0.7

Income from Continuing Operations Before Provision for Income Taxes and Equity in Net Income of Affiliates	432.5	438.9	426.3
Provision for Income Taxes	112.1	128.0	135.8
Equity in Net Income of Affiliates	1.6	1.0	1.3

Income from Continuing Operations	322.0	311.9	291.8

Income from Discontinued Operations, Net of Income Taxes	—	0.7	5.4
Gain on Disposal of Italian Real Estate Business, Net of Tax Impact	—	0.4	—

Income from Discontinued Operations, Net of Income Taxes	—	1.1	5.4

Net Income	322.0	313.0	297.2
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(2.6)	(2.4)	0.9

Net Income Attributable to D&B	$319.4	$310.6	$298.1

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B
Common Shareholders	$6.06	$5.65	$4.99
Income from Discontinued Operations Attributable to D&B
Common Shareholders	—	0.02	0.09

Net Income Attributable to D&B Common Shareholders	$6.06	$5.67	$5.08

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B
Common Shareholders	$5.99	$5.56	$4.88
Income from Discontinued Operations Attributable to D&B
Common Shareholders	—	0.02	0.09

Net Income Attributable to D&B Common Shareholders	$5.99	$5.58	$4.97

Weighted Average Number of
Shares Outstanding—Basic	52.3	54.4	58.3
Weighted Average Number of
Shares Outstanding—Diluted	52.9	55.3	59.6
Amounts Attributable to D&B Common Shareholders
Income from Continuing Operations, Net of Income Taxes	$319.4	$309.5	$292.7
Income from Discontinued Operations, Net of Income Taxes	—	1.1	5.4

Net Income Attributable to D&B	$319.4	$310.6	$298.1

Cash Dividend Paid Per Common Share	$1.36	$1.20	$1.00
Comprehensive Income Attributable to D&B	$352.4	$(57.2)	$396.9

*	Reflects the adoption of the Financial Accounting Standards Board guidance on noncontrolling interests in consolidated financial statements. See Note 2, “Recent Accounting Pronouncements” for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008*
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$222.9	$164.2
Accounts Receivable, Net of Allowance of $15.5 at December 31, 2009 and $17.4 at December 31, 2008	464.1	461.8
Other Receivables	8.0	11.4
Prepaid Taxes	3.1	3.9
Deferred Income Tax	31.4	29.9
Other Current Assets	30.1	24.6

Total Current Assets	759.6	695.8

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $80.6 at December 31, 2009 and $80.7 at December 31, 2008	53.6	53.1
Computer Software, Net of Accumulated Amortization of $347.7 at December 31, 2009 and $303.7 at December 31, 2008	119.2	96.0
Goodwill	440.8	397.6
Deferred Income Tax	181.9	190.0
Other Receivables	43.8	43.4
Other Intangibles (Note 15)	91.2	65.3
Other Non-Current Assets	59.3	44.8

Total Non-Current Assets	989.8	890.2

Total Assets	$1,749.4	$1,586.0

LIABILITIES
Current Liabilities
Accounts Payable	$36.4	$63.0
Accrued Payroll	104.9	115.1
Accrued Income Tax	3.0	29.8
Short-Term Debt	1.7	0.5
Other Accrued and Current Liabilities (Note 15)	173.4	163.6
Deferred Revenue	539.7	536.5

Total Current Liabilities	859.1	908.5

Pension and Postretirement Benefits	490.5	504.8
Long-Term Debt	961.8	904.3
Liabilities for Unrecognized Tax Benefits	115.5	81.6
Other Non-Current Liabilities	56.5	37.4

Total Liabilities	2,483.4	2,436.6

Contingencies (Note 13)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized—0.5 shares; outstanding—none	—	—
Preferred Stock, $0.01 par value per share, authorized—9.5 shares; outstanding—none	—	—
Series Common Stock, $0.01 par value per share, authorized—10.0 shares; outstanding—none	—	—
Common Stock, $0.01 par value per share, authorized—200.0 shares; issued—81.9 shares	0.8	0.8
Capital Surplus	209.5	206.1
Retained Earnings	1,830.7	1,582.8
Treasury Stock, at cost, 30.7 shares at December 31, 2009 and 28.6 shares at December 31, 2008	(2,097.7)	(1,924.4)
Accumulated Other Comprehensive Income (Loss)	(689.0)	(722.0)

Total D&B Shareholders’ Equity (Deficit)	(745.7)	(856.7)

Noncontrolling Interest	11.7	6.1

Total Equity (Deficit)	(734.0)	(850.6)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,749.4	$1,586.0

*	Reflects the adoption of the Financial Accounting Standards Board guidance on noncontrolling interests in consolidated financial statements. See Note 2, “Recent Accounting Pronouncements” for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008*	2007*
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$322.0	$313.0	$297.2
Less:
Gain from Sale of Discontinued Operations	—	0.4	—
Net Income from Discontinued Operations	—	0.7	5.4

Net Income from Continuing Operations	$322.0	$311.9	$291.8
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	58.1	58.5	46.6
Amortization of Unrecognized Pension Loss	17.3	7.7	15.9
Gain from Sales of Businesses	(6.5)	(1.3)	(19.9)
Income Tax Benefit from Stock-Based Awards	14.2	22.7	33.8
Excess Tax Benefit on Stock-Based Awards	(7.7)	(14.4)	(26.4)
Equity-Based Compensation	22.3	27.6	25.9
Restructuring Charge	23.1	31.4	25.1
Restructuring Payments	(30.5)	(14.5)	(31.2)
Deferred Income Taxes, Net	40.7	28.4	(38.7)
Accrued Income Taxes, Net	(28.8)	13.3	88.4
Changes in Current Assets and Liabilities:
Increase in Accounts Receivable	(2.2)	(36.4)	(30.0)
(Increase) Decrease in Other Current Assets	(0.1)	1.1	(4.1)
Increase in Deferred Revenue	6.6	24.6	44.3
(Decrease) Increase in Accounts Payable	(31.5)	35.2	(5.4)
Net Increase (Decrease) in Accrued Liabilities	3.8	(31.9)	16.1
Net (Decrease) Increase in Other Accrued and Current Liabilities	(1.4)	5.6	(0.1)
Changes in Non-Current Assets and Liabilities:
Net Increase in Other Long-Term Assets	(0.1)	(33.7)	(28.1)
Net (Decrease) Increase in Long-Term Liabilities	(35.4)	1.9	(16.2)
Net, Other Non-Cash Adjustments	5.6	(3.8)	(3.2)

Net Cash Provided by Operating Activities from Continuing Operations	369.5	433.9	384.6
Net Cash Provided by Operating Activities from Discontinued Operations	—	2.6	9.3

Net Cash Provided by Operating Activities	369.5	436.5	393.9

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	11.7	8.8	2.0
Payments for Acquisitions of Businesses, Net of Cash Acquired	(74.6)	(69.2)	(146.5)
Investment in Debt Security	(5.0)	(10.0)	—
Cash Settlements of Foreign Currency Contracts	11.3	(25.6)	(0.3)
Capital Expenditures	(9.2)	(11.8)	(13.7)
Additions to Computer Software and Other Intangibles	(56.1)	(47.7)	(58.4)
Net, Other	1.2	1.0	0.5

Net Cash (Used in) Provided by Investing Activities from Continuing Operations	(120.7)	(154.5)	(216.4)
Net Cash (Used in) Investing Activities from Discontinued Operations	—	(11.7)	(0.8)

Net Cash (Used in) Provided by Investing Activities	(120.7)	(166.2)	(217.2)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(225.6)	(381.9)	(408.5)
Net Proceeds from Stock-Based Awards	21.2	23.8	31.3
Proceeds from Issuance of Long-Term Debt	—	400.0	—
Payment of Bond Issuance Costs	—	(3.0)	—
Payments of Dividends	(71.5)	(65.6)	(58.4)
Proceeds from Borrowings on Credit Facilities	311.6	779.6	750.7
Payments of Borrowings on Credit Facilities	(255.6)	(1,001.5)	(484.9)
Termination of Interest Rate Derivatives	—	(8.5)	—
Excess Tax Benefit on Stock-Based Awards	7.7	14.4	26.4
Net, Other	(0.9)	0.2	0.4

Net Cash Used in Financing Activities	(213.1)	(242.5)	(143.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	23.0	(53.3)	17.6

Increase in Cash and Cash Equivalents	58.7	(25.5)	51.3
Cash and Cash Equivalents, Beginning of Period	164.2	189.7	138.4

Cash and Cash Equivalents, End of Period	$222.9	$164.2	$189.7
Cash and Cash Equivalents of Discontinued Operations, End of Period	—	—	13.9

Cash and Cash Equivalents of Continuing Operations, End of Period	$222.9	$164.2	$175.8

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Income Taxes, Net of Refunds	$86.0	$63.6	$52.4
Interest	$43.7	$41.0	$27.9

*	Reflects the adoption of the Financial Accounting Standards Board guidance on noncontrolling interests in consolidated financial statements. See Note 2, “Recent Accounting Pronouncements” for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Years Ended December 31, 2009, 2008* and 2007*
					Accumulated Other Comprehensive Income (Loss)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Comprehensive Income (Loss)
	(Dollar amounts in millions, except per share data)
Balance, January 1, 2007	0.8	186.8	1,132.2	(1,265.9)	(153.5)	(302.4)	2.9	(399.1)	—	(399.1)

Net Income			298.1					298.1	(0.9)	297.2	$297.2
Purchase of shares								—	4.5	4.5
Equity-Based Plans		3.1		70.6				73.7		73.7
Treasury Shares Acquired				(408.5)				(408.5)		(408.5)
Pension Adjustments, net of tax of $132						79.3		79.3		79.3	79.3
Dividend Declared			(75.5)					(75.5)		(75.5)
Uncertain Tax Position Adoption			(34.1)					(34.1)		(34.1)
Adjustments to Legacy Tax Matters		6.5						6.5		6.5
Change in Cumulative Translation Adjustment					20.5			20.5		20.5	20.5
Derivative Financial Instrument, net of tax of $0.1							(1.0)	(1.0)		(1.0)	(1.0)

Total Comprehensive Income (Loss)											$396.0

Balance, December 31, 2007	0.8	196.4	1,320.7	(1,603.8)	(133.0)	(223.1)	1.9	(440.1)	3.6	(436.5)

Comprehensive Income Attributable to the Noncontrolling Interest											0.9

Comprehensive Income Attributable to D&B											$396.9

Net Income			310.6					310.6	2.4	313.0	$313.0
Equity-Based Plans		3.2		61.3				64.5		64.5
Treasury Shares Acquired				(381.9)				(381.9)		(381.9)
Pension Adjustments, net of tax of $186.9						(291.1)		(291.1)		(291.1)	(291.1)
Dividend Declared			(48.5)					(48.5)		(48.5)
Adjustments to Legacy Tax Matters		6.5						6.5		6.5
Change in Cumulative Translation Adjustment					(71.3)			(71.3)	0.5	(70.8)	(70.8)
Acquisitions/Joint Ventures								—	(0.4)	(0.4)
Derivative Financial Instrument, net of tax of $3.4							(5.4)	(5.4)		(5.4)	(5.4)

Total Comprehensive Income (Loss)											$(54.3)

Balance, December 31, 2008	0.8	206.1	1,582.8	(1,924.4)	(204.3)	(514.2)	(3.5)	(856.7)	6.1	(850.6)

Comprehensive Income Attributable to the Noncontrolling Interest											(2.9)

Comprehensive Income Attributable to D&B											$(57.2)

Net Income			319.4					319.4	2.6	322.0	$322.0
Purchase of shares								—	3.2	3.2
Payment to noncontrolling interest								—	(0.5)	(0.5)
Equity-Based Plans		(3.1)		52.3				49.2		49.2
Treasury Shares Acquired				(225.6)				(225.6)		(225.6)
Pension Adjustments, net of tax of $2.3						(10.4)		(10.4)		(10.4)	(10.4)
Dividend Declared			(71.5)					(71.5)		(71.5)
Adjustments to Legacy Tax Matters		6.5						6.5		6.5
Change in Cumulative Translation Adjustment					42.9			42.9	0.3	43.2	43.2
Derivative Financial Instruments, no tax impact							0.5	0.5		0.5	0.5

Total Comprehensive Income (Loss)											$355.3

Balance, December 31, 2009	$0.8	$209.5	$1,830.7	$(2,097.7)	$(161.4)	$(524.6)	$(3.0)	$(745.7)	$11.7	$(734.0)

Comprehensive Income Attributable to the Noncontrolling Interest											(2.9)

Comprehensive Income Attributable to D&B											$352.4

*	Reflects the adoption of the Financial Accounting Standards Board guidance on noncontrolling interests in consolidated financial statements. See Note 2, “Recent Accounting Pronouncements” for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Tabular dollar amounts in millions, except per share data)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for over 168 years. Our global commercial database contains more than 150 million business records. The database is enhanced by our proprietary DUNSRight® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

We provide solution sets that meet a diverse set of customer needs globally. Customers use our Risk Management Solutions™ to mitigate credit and supplier risk, increase cash flow and drive increased profitability; our Sales & Marketing Solutions™ to increase revenue from new and existing customers; and our Internet Solutions™ to convert prospects into clients faster by enabling business professionals to research companies, executives and industries.

Basis of Presentation. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. As discussed throughout this Note 1, we base our estimates on historical experience, current conditions and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates and assumptions include: valuation allowances for receivables and deferred income tax assets; liabilities for potential tax exposure and potential litigation claims and settlements; assets and obligations related to employee benefits; allocation of the purchase price in acquisition accounting; long-term asset and amortization recoverability; revenue deferrals; and restructuring charges. We review estimates and assumptions periodically and reflect the revisions in the consolidated financial statements in the period in which we determine any revisions to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions.

The consolidated financial statements include our accounts, as well as those of our subsidiaries and investments in which we have a controlling interest. Investments in companies over which we have significant influence but not a controlling interest are carried under the equity method of accounting. Investments over which we do not have significant influence are recorded under the cost method of accounting. We periodically review our investments to determine if there has been any impairment judged to be other than temporary. Such impairments are recorded as write-downs in the statement of operations.

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

The financial statements of our subsidiaries outside North America reflect a fiscal year ended November 30, in order to facilitate timely reporting of our consolidated financial results and financial position.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations. We have reflected the results of this business as discontinued operations in the consolidated statements of earnings for all periods presented. See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. We have recorded the resulting gain of $0.4 million (both pre-tax and after-tax) from the sale in the first quarter of 2008 in the consolidated statement of operations.

Financial Accounting Standards Board (“FASB”) Launches Accounting Standards Codification

In June 2009, the FASB issued FASB Accounting Standards CodificationTM (“ASC”) 105-10, “Generally Accepted Accounting Principles,” or “ASC 105-10” (the “Codification”). This authoritative guidance establishes the exclusive authoritative reference for GAAP for use in financial statements, except for Securities and Exchange Commission (“SEC”) rules and interpretative releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other grandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative.

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

GAAP is not intended to be changed as a result of the Codification, but it has changed the way the authoritative guidance is organized and presented. As a result, these changes made an impact on how we reference GAAP in our financial statements and in our accounting policies. Where appropriate, we have conformed, throughout this Form 10-K, references to both the Codification and/or the previous GAAP source reference.

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

Our Risk Management Solutions are generally sold under fixed price subscription contracts that allow customers unlimited access to risk information. Revenue on this type of contract is recognized ratably over the term of the contract, which is generally one year.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Risk information is also sold using monthly or annual contracts that allow customers to purchase our risk information up to the contract amount based on an agreed price list. Once the contract amount is fully used, additional risk information can be purchased at per-item prices which may be different than those in the original contract. Revenue on these contracts is recognized on a per-item basis as information is purchased and delivered to the customer. If customers do not use the full amount of their contract and forfeit the unused portion, we recognize the forfeited amount as revenue at contract expiration.

Where a data file of risk information is sold with periodic updates to that information, a portion of the revenue related to the updates is deferred as a liability on the balance sheet and recognized as the updates are delivered, usually on a quarterly or monthly basis over the term of the contract.

Revenue related to services, such as monitoring, is recognized ratably over the period of performance.

Sales & Marketing Solutions that provide continuous access to our marketing information and business reference databases may include access or hosting fees which are sold on a subscription basis. Revenue is recognized ratably over the term of the contract, which is typically one year.

Where a data file of marketing information is sold, we recognize revenue upon delivery of the marketing data file to the customer. If the contract provides for periodic updates to that marketing data file, the portion of the revenue related to updates is deferred as a liability on the balance sheet and recognized as the updates are delivered, usually on a quarterly or monthly basis, over the term of the contract.

Internet Solutions represent the results of our Hoover’s business, including both the First Research division and the AllBusiness.com division. Hoover’s and First Research provide subscription solutions that allow continuous access to our business information databases. Revenue is recognized ratably over the term of the contract, which is generally one year. Any additional solutions purchased are recognized upon delivery to the customer. AllBusiness.com provides online media and e-commerce products that provide advertisers the ability to target small business customers. Revenue is recognized as solutions are delivered to the customer over the contract period.

Sales of software that are considered to be more than incidental are recognized in revenue when a non-cancelable license agreement has been signed and the software has been shipped and installed, if required.

Revenue from consulting and training services is recognized as the services are performed.

We have certain solution offerings that are sold as multi-element arrangements. The multiple elements or deliverables may include access to our business information databases, information data files, updates, software and services. To account for each deliverable as a separate unit of accounting, they each must meet all of the following separation criteria:

•	The delivered item(s) has value to the customer on a stand-alone basis;

•	There is objective and reliable evidence of fair value of the undelivered item(s); and

•

If the arrangement includes a general right of return relative to the undelivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

If the deliverable or a group of deliverables meets the separation criteria, the total arrangement consideration is allocated to each unit of accounting based on its relative fair value. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

We obtain vendor specific objective evidence (“VSOE”) of the fair value of a deliverable by monitoring the price at which we sell the deliverable on a standalone basis. Where we are unable to use VSOE, we may use the price at which we or a third party sell a similar product to similarly situated customers on a standalone basis. If we do not have fair value for the delivered items, the contract fee is allocated to the undelivered items based on their fair values and the remaining residual amount, if any, is allocated to the delivered items.

After the arrangement consideration is allocated to each unit of accounting, we apply the appropriate revenue recognition method from those described above for each unit of accounting, assuming all other revenue recognition criteria are met. All deliverables that do not meet the separation criteria are combined with an undelivered unit of accounting. We generally recognize revenue for a combined unit of accounting based on the method most appropriate for the last delivered item.

Deferred revenue consists of amounts billed in excess of revenue recognized on sales of our information solutions and generally relates to deferral of subscription revenue. Deferred revenue is included in current liabilities in the balance sheet and is subsequently recognized as revenue in accordance with our revenue recognition policies.

We record revenue on a net basis for those sales where we act as an agent or broker in the transaction.

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

Employee Benefit Plans. We provide various defined benefit plans to our employees as well as healthcare and life insurance benefits to our retired employees. We use actuarial assumptions to calculate pension and

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

benefit costs as well as pension assets and liabilities included in our consolidated financial statements. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail.

Income Taxes and Tax Contingencies. We recognize deferred income tax liabilities and assets based on the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income tax liabilities and assets are determined based on the differences between the financial statement and tax bases of particular liabilities and assets and net operating loss carryforwards, using tax rates in effect for the year in which the differences are expected to reverse. We establish valuation allowances for deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we have considered future taxable income and ongoing prudent and feasible tax planning strategies.

We utilize a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of authoritative guidance on January 1, 2007 related to the accounting for uncertainty in income taxes recognized in the financial statements, we recognized $34.1 million (net of tax benefits) in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

Legal Contingencies. We are involved in legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we have recorded reserves in the consolidated financial statements. In other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, we are unable to make a reasonable estimate of a liability, if any. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

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

Property, Plant and Equipment. Property, plant and equipment are stated at cost, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated using the straight-line method. Buildings are depreciated over a period of 40 years. Equipment is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Property, plant and equipment depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $10.7 million, $10.3 million and $10.6 million, respectively.

Computer Software. We develop various computer software applications for internal use including systems which support our databases and common business services and processes (back-end systems), our financial and administrative systems (back-office systems) and systems which we use to deliver our information solutions to customers (customer-facing systems).

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

We expense costs incurred during the preliminary development stage which includes conceptual formulation and review of alternatives. Once that stage is complete, we begin the application development stage which includes design, coding and testing. Direct internal and external costs incurred during this stage are capitalized. Capitalization of costs cease when the software is ready for its intended use and all substantial testing is completed. Upgrades and enhancements which provide added functionality are accounted for in the same manner. Maintenance costs incurred solely to extend the life of the software are expensed as incurred.

We periodically reassess the estimated useful lives of our computer software considering our overall technology strategy, the effects of obsolescence, technology, competition and other economic factors on the useful life of these assets. Effective April 1, 2009, we increased the lives of our back-end and back-office software from three to five years to five to eight years in conjunction with changes in our technology strategy. Customer-facing software will continue to have lives of three to five years. The impact of this change for the year ended December 31, 2009 was a reduction in software amortization expense by approximately $7 million after-tax ($0.14 per diluted share), respectively.

Internal-use software is tested for impairment along with other long-lived assets (See Impairment of Long-Lived Assets).

We also develop software for sale to customers. Costs are expensed until technological feasibility is established after which costs are capitalized until the software is ready for general release to customers. Costs of enhancements which extend the life or improve the marketability of the software are capitalized once technological feasibility is reached. Maintenance and customer support are expensed as incurred.

Capitalized costs of software for sale are amortized on a straight-line basis over the estimated economic life of the software of three years. We continually evaluate recoverability of the unamortized costs, which are reported at the lower of unamortized cost or net realizable value.

The computer software amortization expense for the years ended December 31, 2009, 2008 and 2007 was $35.0 million, $38.9 million and $28.7 million, respectively. As of December 31, 2009 and 2008, we acquired $7.0 million and $6.4 million, respectively, of computer software, which was included in accounts payable and accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2009 and in accounts payable on the accompanying balance sheet as of December 31, 2008, and was therefore excluded from the consolidated statement of cash flows for the years ended December 31, 2009 and 2008, respectively.

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

We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. Our reporting units are North America, United Kingdom, Benelux, Latin America, Partnerships, Japan, Greater China and India. We perform a two-step goodwill impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the market approach. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired and no further test is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is the difference between the fair value of the reporting unit and the fair value of its identifiable net assets. If the carrying value of goodwill exceeds the implied value of goodwill, an impairment loss is recorded as depreciation and amortization expense equal to the difference.

For indefinite-lived intangibles, other than goodwill, an impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets.

No impairment charges related to goodwill and indefinite-lived intangible assets have been recognized for the fiscal years ended December 31, 2009, 2008 and 2007.

Other intangibles, which primarily include customer lists and relationships, trademarks, and technology related assets resulting from acquisitions, are being amortized over one to eighteen years based on their estimated useful life using the straight-line method. Other intangibles amortization expense for the years ended December 31, 2009, 2008 and 2007 was $12.4 million, $9.3 million and $7.3 million, respectively. Other intangibles are tested for recoverability along with other long-lived assets, excluding goodwill and indefinite lived intangibles, whenever events or circumstances indicate the carrying value may not be recoverable. (See Impairment of Long-Lived Assets).

Future amortization of acquired intangible assets as of December 31, 2009 is as follows:

Total	2010	2011	2012	2013	2014	Thereafter
$ 91.2	$14.0	$13.8	$11.8	$11.0	$9.2	$31.4

Impairment of Long-Lived Assets. Long-lived assets including property, plant and equipment, internal-use software and other intangible assets held for use are tested for impairment when events or circumstances indicate the carrying amount of the asset group which includes these assets is not recoverable. An asset group is the lowest level for which its cash flows are independent of the cash flows of other asset groups. The carrying value of an asset group is not considered recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. The impairment loss is measured by the difference between the carrying value of the asset group and its fair value. We generally estimate the fair value of an asset group using an income approach.

Based on our assessments, an impairment charge of $3.0 million was recorded during the year ended December 31, 2009 related to certain intangible assets of Visible Path. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail. An impairment test was performed in 2009 due to our election to no longer offer a certain product to our customers. As a result, during 2009 we wrote off the related intangible assets which were charged to operating expense in our North America segment. These assets were technology based intangible assets with a definite-life. Undiscounted cash flows were used to calculate the recoverable value of the long-lived assets to determine if such assets were impaired. Where impairment was identified, a discounted cash flow valuation model, incorporating discount rates commensurate with the risks involved for each group of assets, was used to determine the fair value for the assets to measure any potential impairment. See Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. No impairment charges related to long-lived assets have been recorded for fiscal years ended December 31, 2008 and 2007.

Foreign Currency Translation. For all operations outside the U.S. where we have designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For those countries where we

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

designate the local currency as the functional currency, translation adjustments are accumulated in a separate component of shareholders’ equity. Transaction gains and losses are recognized in earnings in “Other Income (Expense)—Net.” Transaction losses were $0.4 million for the year ended December 31, 2009. Transaction gains were $3.9 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively.

Earnings Per Share of Common Stock. Effective January 1, 2009, we updated our policy to reflect the authoritative guidance in ASC 260-10, “Earnings Per Share,” which clarifies that instruments granted in share-based payment transactions (e.g., stock-based awards) are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. The EPS calculation is applied retrospectively to all prior-period EPS data presented. The impact of the adoption resulted in a four-cent and two-cent decrease to our basic and diluted EPS for each of the years ended December 31, 2008 and 2007, respectively. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities.

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

The compensation expense of our stock-based compensation programs is calculated by estimating the fair value of each stock-based award at the date of grant. The stock-based compensation expense is recognized over the shorter of the award’s vesting period or the period from the date of grant to the date when retirement eligibility is achieved. In addition, we estimate future forfeitures in calculating the stock-based compensation expense as opposed to only recognizing these forfeitures and the corresponding reductions in expense as they occur.

For stock option awards, the fair value is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires that we make assumptions about the stock price volatility, dividend yield, expected term of the stock option and risk-free interest rates. Our expected stock price volatility assumption is derived from the historical volatility of our common stock. The expected dividend yield assumption is determined by dividing the anticipated annual dividend payment by the stock price on the date of grant. Beginning in 2009, we began determining our expected term assumption using a midpoint scenario which combines our historical exercise data with hypothetical exercise data for our unexercised stock options. Prior to 2009, our expected term assumption was determined using the Simplified Method, as prescribed by the SEC, for estimating the expected life of the options. Our risk-free interest rate assumption corresponds to the expected term assumption of the stock option and is based on the U.S. Treasury yield curve in effect at the time of grant.

For restricted stock and restricted stock unit awards the fair value is estimated by using the average of the high and low price of our common stock on the date of grant.

If factors change, we may decide to use different assumptions under the Black-Scholes option valuation model and our forfeiture assumption in the future, which could materially affect our stock-based compensation expense, operating income, net income and earnings per share.

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

From time to time, we use interest rate swap agreements to hedge long-term fixed-rate debt. When executed, we designate the swaps as fair-value hedges and assess whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. We formally document all relationships between hedging instruments and hedged items, and we have documented policies for management of our exposures. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of interest expense. The effectiveness of hedge accounting is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively. See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K.

Also, from time to time, we use interest rate swap agreements to hedge our variable debt. In January 2009 and December 31, 2008, we executed interest rate cash flow hedges in the form of interest rate swap agreements in order to mitigate our exposure to variability in cash flows for future payments on a designated portion of our borrowings. We defer gains and losses on this derivative instrument in the accumulated other comprehensive income (loss) line of our consolidated balance sheet until the hedged transaction impacts our earnings. The effectiveness of hedge accounting is monitored on an ongoing basis, and any resulting ineffectiveness will be recorded as gains and losses in earnings in the respective measurement period. See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

We define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The estimated fair values of financial assets and liabilities, which are presented herein, have been determined by our management using available market information and appropriate valuation methodologies. However, judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts we could realize in a current market sale. See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K.

Note 2. Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures—Improving Disclosures and Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Level I and Level II and to add separate disclosures about purchases, sales, issuances, and settlements relating to Level III measurements. In addition, this amendment further clarifies the existing fair value disclosure requirements. The authoritative guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the newly added disclosure for Level III activity, which will be effective for fiscal years beginning after December 15, 2010. We adopted the authoritative guidance in the fourth quarter of 2009 for disclosures related to Level I and Level II. The adoption of this section of the authoritative guidance did not have a material impact on our consolidated financial statements. We will adopt the new disclosures on Level III in fiscal year 2010. We are currently assessing the impact of the adoption of the Level III section of the authoritative guidance will have, if any, on our consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends consolidation guidance that applies to variable interest entities or “VIEs.” This guidance changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate the VIE. The guidance requires assessments at each reporting period to determine whether an entity is a VIE, which party within the VIE is considered the primary beneficiary and which type of financial statement disclosures are required. The

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

authoritative guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are currently assessing the impact of the adoption of the authoritative guidance will have, if any, on our consolidated financial statements.

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

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition—Multiple-Deliverable Revenue Arrangements,” which amends guidance in ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” The guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. It also provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The authoritative guidance requires new and expanded disclosures and is applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or retrospectively for all periods presented. We will adopt the authoritative guidance on January 1, 2011. We are currently assessing the impact of the adoption of this authoritative guidance will have, if any, on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value,” to provide guidance on measuring the fair value of liabilities. The authoritative guidance provides clarification for circumstances in which a quoted market price in an active market for an identical liability is not available. The authoritative guidance is effective for the first interim or annual reporting period beginning after its issuance. We adopted the authoritative guidance in the fourth quarter of 2009. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.

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

In June 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 112, or “SAB No. 112,” which amends or rescinds portions of the SEC’s interpretive guidance to conform with the updated guidance the FASB issued for business combinations in ASC 805, “Business Combinations” and in ASC 810-10, “Consolidation.” The adoption of SAB No. 112 did not have a material impact on our consolidated financial statements.

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

In December 2008, the FASB issued authoritative guidance in ASC 715-20-65-2, “Compensation Retirement Benefits,” or “ASC 715-20-65-2,” which requires the disclosure of major categories of plan assets, investment policies and strategies, fair value measurements of plan assets and significant concentration of credit risk related to defined benefit pension or other postretirement plans. The disclosures are required for fiscal years ending after December 15, 2009. We adopted this authoritative guidance in the fourth quarter of 2009.

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

In June 2008, the FASB issued guidance in ASC 260-10, which clarifies that instruments granted in share-based payment transactions (e.g., stock-based awards) are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. The EPS calculation is applied retrospectively to all prior-period EPS data presented. The impact of the adoption resulted in a four cent and two cent decrease to our basic and diluted EPS for 2008. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We adopted the authoritative guidance as of January 1, 2009, and it did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued authoritative guidance in ASC 350-30-65, “Intangibles—Goodwill and Other,” or “ASC 350-30-65,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the authoritative guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The authoritative guidance is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The measurement provision will apply only to intangible assets acquired after the effective date. We adopted this authoritative guidance in the first quarter of 2009.

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

In December 2007, the FASB issued authoritative guidance in ASC 810-10-65, “Consolidation,” or “ASC 810-10-65,” which establishes accounting and reporting standards that require the disclosure of: the ownership interests in subsidiaries held by third parties other than the parent; the amount of consolidated net income

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. This authoritative guidance also establishes disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This authoritative guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; however, application of the disclosure and presentation is retroactive. Early adoption of the authoritative guidance was prohibited. The adoption of this authoritative guidance as of January 1, 2009 did not have a material impact on our consolidated financial statements.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

During the year ended December 31, 2009, we recorded a $23.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $12.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 535 employees are impacted. Of these 535 employees, approximately 365 employees have exited the Company and approximately 170 employees will exit the Company in 2010; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $10.4 million.

During the year ended December 31, 2008, we recorded a $31.4 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $27.5 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 500 employees were impacted; and

•	Severance and termination costs of $3.0 million in accordance with the provisions of ASC 420-10 were recorded. Approximately 40 employees were impacted.

During the year ended December 31, 2007, we recorded a $25.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $22.7 million in accordance with the provisions of ASC 420-10 were recorded. Approximately 315 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.4 million.

The following table sets forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives.

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of January 1, 2007	$7.4	$6.3	$13.7
Charge Taken during the Year Ended December 31, 2007	22.7	2.4	25.1
Payments during the Year Ended December 31, 2007	(23.9)	(8.5)	(32.4)

Balance Remaining as of December 31, 2007	6.2	0.2	6.4

Charge Taken during the Year Ended December 31, 2008	30.5	0.9	31.4
Payments during the Year Ended December 31, 2008	(15.0)	(0.9)	(15.9)

Balance Remaining as of December 31, 2008	21.7	0.2	21.9

Charge Taken during the Year Ended December 31, 2009	12.7	10.4	23.1
Payments during the Year Ended December 31, 2009	(20.6)	(9.9)	(30.5)

Balance Remaining as of December 31, 2009	$13.8	$0.7	$14.5

For initiatives taken during the year ended December 31, 2007, all actions were substantially completed.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 4. Acquisitions

ICC Holdings

During the third quarter of 2009, we acquired substantially all of the assets of Bisnode’s UK operations and a 100% equity interest in Bisnode’s Irish operations (“ICC”), with cash on hand. ICC is a large provider of risk and business information in the United Kingdom and Ireland markets. We believe that the acquisition of ICC will help drive significant operational efficiencies and improve the customer value proposition for our Risk Management Solutions business. The results of ICC have been included in our consolidated financial statements since the date of acquisition.

The transaction was valued at $17.2 million, including a working capital adjustment of $0.2 million. Transaction costs of $1.0 million were included in operating expenses in the statement of operations. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair value at the date of acquisition. The table below reflects the purchase price related to the acquisition and the resulting purchase price allocations:

	Amortization Life (years)	Total Acquisitions
Current Assets		$8.2
Intangible Assets:
Customer Relationships	11	3.9
Technology	5	4.0
Trademark	10	0.9
Database	5	4.0
Other		0.6

Total Assets Acquired		21.6

Current Liabilities		(4.3)
Noncurrent Liabilities		(0.1)

Total Liabilities Assumed		(4.4)

Total Purchase Price		$17.2

No goodwill was recognized in this transaction. The intangible assets, with useful lives from 5 to 11 years, are being amortized over a weighted average useful life of 7.2 years and are recorded as “Trademark, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2009 is not material, and, as such, pro forma financial results have not been presented.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed in connection with the acquisition.

RoadWay International Limited

During the third quarter of 2009, we acquired a 90% equity interest in RoadWay International Limited (“RoadWay”), with cash on hand. RoadWay is the leading provider of integrated services of direct marketing in China. As part of the transaction, D&B Huaxia, our existing joint venture company with Huaxia in China, transferred its Sales & Marketing Solutions business into RoadWay. As a result, RoadWay will become the specialized Sales & Marketing Solutions arm in China, catering to customer needs in business and consumer database marketing. The results of RoadWay have been included in our consolidated financial statements since the date of acquisition.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The transaction was valued at $28.3 million. Transaction costs of $0.7 million were included in operating expenses in the statement of operations. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair value at the date of acquisition. Based on the share purchase and share subscription agreement, the noncontrolling interest is estimated based on the fair value of the net assets acquired. The table below reflects the purchase price related to the acquisition and the resulting purchase price allocations:

	Amortization Life (years)	Total Acquisitions
Current Assets		$5.3
Intangible Assets:
Goodwill		21.6
Customer Relationships	5.5	1.1
Non Compete Agreement	1	—
Technology	6	2.1
Trademark	7.5	0.6
Database	6.5	1.3
Other		0.2

Total Assets Acquired		32.2

Current Liabilities		(1.9)
Noncurrent Liabilities		(1.3)

Total Liabilities Assumed		(3.2)

Noncontrolling Interest		(0.7)

Total Purchase Price		$28.3

The goodwill was assigned to our Greater China reporting unit. The primary item that generated the goodwill is the value of revenue growth and synergies between the acquired entity and our Sales & Marketing Solutions, catering to customers needs in business and consumer database marketing. The intangible assets, with useful lives from 1 to 7.5 years, are being amortized over a weighted-average useful life of 6.2 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2009 is not material, and, as such, pro forma financial results have not been presented.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed in connection with the acquisition.

Quality Education Data

During the first quarter of 2009, we acquired substantially all of the assets and assumed certain liabilities related to Quality Education Data (“QED”) for $29.0 million with cash on hand. QED is a provider of educational data and services located in Denver, Colorado. QED is a natural fit with our Sales & Marketing Solutions as both provide education marketers with high quality data and services. The results of QED have been included in our consolidated financial statements since the date of acquisition.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The transaction was valued at $29.0 million. Transaction costs of $0.8 million were included in operating expenses in the statement of operations. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair value at the date of acquisition. The table below reflects the purchase price related to the acquisition and the resulting purchase price allocations:

	Amortization Life (years)	Total Acquisitions
Current Assets		$1.7
Intangible Assets:
Goodwill		14.6
Customer Relationships	12	8.0
Technology	8	2.4
Trade Name	16.5	0.2
Database	7	2.5

Total Assets Acquired		29.4

Total Liabilities Assumed		(0.4)

Total Purchase Price		$29.0

The goodwill was assigned to our North America reporting unit. The primary item that generated the goodwill is the value of revenue growth and synergies between the acquired entity and our Sales & Marketing Solutions as both provide education marketers with high quality data and services. The intangible assets, with useful lives from 7 to 16.5 years, are being amortized over a weighted-average useful life of 10.4 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2009 is not material, and, as such, pro forma financial results have not been presented.

We are in the process of finalizing the valuation of the acquired assets and liabilities assumed in connection with the acquisition.

Dun & Bradstreet Information Services India Private Limited

On November 25, 2008, we increased our indirect minority ownership stake in Dun & Bradstreet Information Services India Private Limited (“D&B India”) to a 53% direct majority ownership stake with cash on hand. D&B India is the premier provider of credit information and sales and marketing solutions in India. Our majority stake in D&B India will allow us to provide global customers with even higher levels of information and insight on businesses in India. Prior to the transaction, D&B India was a wholly-owned subsidiary of Dun & Bradstreet South Asia Middle East Limited (“D&B SAME”), our existing Indian and Middle Eastern joint venture partner. D&B SAME remains a minority owner of D&B India. The results of D&B India have been included in our consolidated financial statements since the date we established a majority ownership interest stake.

The transaction was valued at $49.3 million, inclusive of transaction costs of $2.6 million. The acquisition was accounted for under the purchase method of accounting. As a result, the purchase price was allocated to acquired tangible assets and liabilities assumed on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $35.0 million and $11.8 million, respectively. The goodwill was assigned to our India reporting unit. Of the $11.8 million of acquired intangible assets, $2.5 million was assigned to the tradename, $8.7 million was assigned to customer relationships and $0.6 million was assigned to an exclusive license. The intangible assets, with useful lives from 5 to 18 years, are being amortized

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

over a weighted-average useful life of 15.2 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2008 is not material, and, as such, pro forma financial results have not been presented. The goodwill and intangible assets are inclusive of a $4.0 million adjustment related to the fair value of goodwill and intangibles made during the year ended December 31, 2009.

HC International, Inc./D&B China Joint Venture

On November 28, 2008, we entered into an agreement with HC International Inc. to establish two joint ventures to grow our market research business in China with cash on hand. HC International Inc. is one of the leading e-commerce companies in China. The alliance with HC International Inc. will leverage our strength and give us immediate scale to grow our market research business in China. Under the agreement, D&B and HC International Inc. established two joint venture structures including Beijing D&B HuiCong Market Research Co., LTD (“Sales JV”) and Beijing HuiCong Market Research Co. Ltd (“Fulfillment JV”), in which D&B has a 60% and 30% interest, respectively. The joint ventures began business operations in fiscal 2009, therefore, the results of the Sales JV operations are included in our consolidated financial statements as of such date. The investment in the Fulfillment JV is accounted for as an equity investment.

The acquisition was accounted for under the purchase method of accounting and accounting for nonmonetary transactions. The transaction was valued at $6.4 million, inclusive of transaction costs of $1.3 million. Pursuant to the accounting for nonmonetary transactions, we were required to recognize a gain of $0.6 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount. The purchase price was allocated to tangible assets and liabilities on the basis of their respective fair values with the remaining purchase price recognized as goodwill and intangible assets of $5.9 million and $1.5 million, respectively. The goodwill was assigned to our Greater China reporting unit. Of the $1.5 million of acquired intangible assets, $1.2 million was assigned to customer relationships and $0.3 million was assigned to tradename. These intangible assets, with useful lives from 1 to 7.5 years, are being amortized over a weighted-average useful life of 4.2 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2008 is not material, and, as such, pro forma financial results have not been presented. The goodwill is inclusive of a $0.4 million deferred tax liability adjustment made for the year ended December 31, 2009.

Visible Path

During the first quarter of 2008, we acquired substantially all of the assets and assumed certain liabilities related to Visible Path for $4.2 million with cash on hand. Visible Path was a web-based social networking service provider located in Foster City, California. We acquired the business in connection with the execution of our Internet strategy. The results of Visible Path have been included in our consolidated financial statements since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2008 is not material, and, as such, pro forma financial results have not been presented. As of year end 2009, all the intangible assets associated with Visible Path were written off.

Treatment of Goodwill

The acquisition of QED was an asset acquisition and, as a result, the associated goodwill is deductible for tax purposes. However, the goodwill associated with RoadWay, D&B India and HC International Inc./D&B Joint Venture are not deductible for tax purposes.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 5. Income Taxes

Income before provision for income taxes consisted of:

	For the Years Ended December 31,
	2009	2008	2007
U.S.	$332.4	$345.8	$322.9
Non-U.S.	100.1	93.1	103.4

Income from Continuing Operations Before Provision for Income Taxes and Equity in Net Income of Affiliates	$432.5	$438.9	$426.3

The provision for income taxes consisted of:

	For the Years Ended December 31,
	2009	2008	2007
Current Tax Provision:
U.S. Federal	$75.2	$87.5	$64.5
State and Local	11.8	18.6	18.5
Non-U.S.	10.1	1.6	26.9

Total Current Tax Provision	97.1	107.7	109.9

Deferred Tax Provision:
U.S. Federal	10.8	15.8	18.2
State and Local	1.5	1.7	2.1
Non-U.S.	2.7	2.8	5.6

Total Deferred Tax Provision	15.0	20.3	25.9

Provision for Income Taxes	$112.1	$128.0	$135.8

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes.

	For the Years Ended December 31,
	2009	2008	2007
Statutory Tax Rate	35.0%	35.0%	35.0%
State and Local Taxes, net of U.S. Federal Tax Benefit	2.0	2.9	3.1
Non-U.S. Taxes	(3.4)	(1.2)	1.2
Valuation Allowance	(1.2)	(1.2)	(0.2)
Interest	0.6	0.7	0.8
Tax Credits and Deductions	(0.9)	(1.0)	(0.7)
Settlement of Foreign Audits	—	(3.1)	—
Tax Contingencies Related to Uncertain Tax Positions	3.2	(3.0)	(7.2)
Worldwide Legal Entity Simplification	(9.2)	—	—
Other	(0.2)	0.1	(0.1)

Effective Tax Rate	25.9%	29.2%	31.9%

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Income taxes paid were $92.7 million, $101.8 million and $74.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Income taxes refunded were $6.7 million, $38.2 million and $22.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2009	2008
Deferred Tax Assets:
Operating Losses	$58.3	$54.9
Fixed Assets	—	3.3
Restructuring Costs	6.0	8.6
Bad Debts	6.2	5.7
Accrued Expenses	19.3	22.8
Investments	12.9	11.6
Other	1.1	—
Minimum Pension Liability	319.1	316.5

Total Deferred Tax Assets	422.9	423.4
Valuation Allowance	(41.2)	(43.7)

Net Deferred Tax Assets	381.7	379.7

Deferred Tax Liabilities:
Pension and Postretirement Benefits	(122.5)	(122.6)
Intangibles	(61.7)	(48.0)
Fixed Assets	(6.1)	—
Other	—	(3.0)

Total Deferred Tax Liabilities	(190.3)	(173.6)

Net Deferred Tax Assets	$191.4	$206.1

We have not provided for U.S. deferred income taxes or foreign withholding taxes on $501.4 million of undistributed earnings of our non-U.S. subsidiaries as of December 31, 2009, since we intend to reinvest these earnings indefinitely. Additionally, we have not determined the tax liability if such earnings were remitted to the U.S., as the determination of such liability is not practicable. See Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for our significant accounting policy related to income taxes.

We have federal, state and local, and foreign tax loss carry forwards, the tax effect of which was $57.8 million as of December 31, 2009. Approximately $48.0 million of these tax benefits have an indefinite carry forward period. The remainder of $9.8 million expires at various times between 2010 and 2028.

We have established a valuation allowance against U.S. and non-U.S. net operating losses in the amount of $28.6 million, $25.0 million and $31.2 million for the years ended December 31, 2009, 2008, and 2007, respectively, that, in the opinion of our management, are more likely than not to expire before we can utilize them.

We utilize a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of authoritative guidance on January 1, 2007 related to the accounting for uncertainty in income taxes recognized in

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

the financial statements, we recognized $34.1 million (net of tax benefits) in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

For the year ended December 31, 2009, we increased our unrecognized tax benefits by $28.3 million (net of decreases). The increase primarily relates to the implementation of a worldwide legal entity simplification and global tax planning initiatives.

The total amount of gross unrecognized tax benefits as of December 31, 2009, 2008 and 2007 were $136.9 million, $108.6 million and $131.8 million, respectively. The following is a reconciliation of the gross unrecognized tax benefits.

Gross Unrecognized Tax Benefits as of January 1, 2007	$136.5
Additions for Prior Years’ Tax Positions	47.3
Additions for Current Years’ Tax Positions	15.4
Settlements with Taxing Authorities	(11.1)
Reduction Due to Expired Statute of Limitations	(56.3)

Gross Unrecognized Tax Benefits as of December 31, 2007	131.8
Additions for Prior Years’ Tax Positions	2.7
Additions for Current Years’ Tax Positions	16.6
Reduction in Prior Year Tax Positions	(26.5)
Reduction Due to Expired Statute of Limitations	(16.0)

Gross Unrecognized Tax Benefits as of December 31, 2008	108.6
Additions for Prior Years’ Tax Positions	2.8
Additions for Current Years’ Tax Positions	28.7
Reduction in Prior Years’ Tax Positions	(1.0)
Reduction Due to Expired Statute of Limitations	(2.2)

Gross Unrecognized Tax Benefits as of December 31, 2009	$136.9

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $106.8 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months, by approximately $23 million, as a result of not pursuing certain refund claims.

We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2004. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2006. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2005. The IRS is currently examining our 2004, 2005 and 2006 tax years and we expect the examination to be completed during the first quarter of 2011.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense, net of tax benefits, recognized for the years ended December 31, 2009, 2008 and 2007 was $2.9 million, $3.0 million and $3.6 million, respectively. The total amount of accrued interest as of December 31, 2009 was $10.1 million, net of tax benefits, as compared to $7.2 million, net of tax benefits, as of December 31, 2008.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 6. Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	December 31,
	2009	2008
Debt Maturing Within One Year:
Other	$1.7	$0.5

Total Debt Maturing Within One Year	$1.7	$0.5

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.2 million and a $0.3 million discount as of December 31, 2009 and 2008, respectively)	$699.8	$699.7
Credit Facilities	259.4	203.4
Other	2.6	1.2

Total Debt Maturing After One Year	$961.8	$904.3

Fixed-Rate Notes

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below our A- credit rating on the date of issuance of the 2013 notes or subsequently upgraded. The maximum adjustment is 2.00% above the initial interest rate. As of December 31, 2009, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. The 2013 notes are recorded as “Long-Term Debt” in our audited consolidated balance sheet at December 31, 2009.

The 2013 notes were issued at face value and, in connection with the issuance, we incurred underwriting and other fees of $3.0 million. These costs are being amortized over the life of the 2013 notes. The 2013 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. The 2013 notes do not contain any financial covenants.

On January 30, 2008, we entered into interest rate derivative transactions with an aggregate notional amount of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in accumulated other comprehensive income or “AOCI.” In connection with the issuance of the 2013 notes, these interest rate derivative transactions were executed, resulting in a payment of $8.5 million on March 28, 2008, the date of termination. The payments are recorded in AOCI and will be amortized over the life of the 2013 notes.

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes, bearing interest at a fixed annual rate of 6.625% which matured on March 15, 2006. The 2011 notes of $299.8 million and $299.7 million, net of $0.2 million and $0.3 million remaining discounts, are recorded as “Long-Term Debt” in our audited consolidated balance sheets at December 31, 2009 and December 31, 2008, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The 2011 notes were issued at a discount of $0.8 million and, in connection with the issuance, we incurred underwriting and other fees of $2.2 million. These costs are being amortized over the life of the 2011 notes. The 2011 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. The 2011 notes do not contain any financial covenants.

On February 10, 2006 and September 30, 2005, we entered into interest rate derivative transactions with aggregate notional amounts of $100 million and $200 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the issuance of the 2011 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2011 notes were recorded in AOCI. In connection with the issuance of the 2011 notes, these interest rate derivative transactions were executed, resulting in proceeds of $5.0 million at the date of termination. The proceeds are recorded in AOCI and are being amortized over the life of the 2011 notes.

Credit Facilities

At December 31, 2009, we had a $650 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $650 million credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios (defined in the credit agreement). We were in compliance with these covenants at December 31, 2009 and at December 31, 2008.

At December 31, 2009 and 2008, we had $259.4 million and $203.4 million, respectively, of borrowings outstanding under the $650 million credit facility with weighted average interest rates of 0.47% and 0.88%, respectively. We borrowed under these facilities from time-to-time during the year ended December 31, 2009 to fund our share repurchases, acquisition strategy and working capital needs. The $650 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We did not borrow under our commercial paper program during 2009 and 2008.

In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these swaps as cash flow hedges against variability in cash flows related to our $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. Approximately $0.8 million of net derivative losses associated with these swaps was included in AOCI at December 31, 2009.

Other

At December 31, 2009 and December 31, 2008, certain of our International operations had non-committed lines of credit of $9.6 million and $8.2 million, respectively. There were no borrowings outstanding under these lines of credit at December 31, 2009 or December 31, 2008. These arrangements have no material commitment fees and no compensating balance requirements.

At December 31, 2009 and December 31, 2008, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $9.6 million and $3.7 million, respectively.

Interest paid for all outstanding debt totaled $43.7 million, $41.0 million and $27.9 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 7. Financial Instruments

We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use foreign exchange forward contracts to hedge short-term foreign currency denominated loans, investments and certain third-party and intercompany transactions. From time-to-time, we use foreign exchange option contracts to reduce our International earnings exposure to adverse changes in foreign exchange rates. In addition, from time-to-time, we use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding debt or in anticipation of future debt issuance, as discussed under “Interest Rate Risk Management” below.

We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2009 and 2008, in our opinion, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at December 31, 2009 and 2008, because we sell to a large number of customers in different geographical locations.

We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In accordance with authoritative guidance, we designate our current outstanding interest rate swaps as cash flow hedges.

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

In January 2009 and December 2008, we entered into interest rate swap agreements with an aggregate notional amount of $25 million and $75 million, respectively, and designated these swaps as cash flow hedges against variability in cash flows related to our bank revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. At December 31, 2009, the balance of net derivative losses associated with these swaps included in AOCI was $0.8 million.

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

In February 2006 and September 2005, we entered into interest rate derivative transactions with aggregate notional amounts of $100 million and $200 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the below referenced debt issuance. These transactions were accounted for as cash flow hedges, and as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in AOCI. In connection with the issuance of the 2011 notes, these interest rate derivative transactions were executed, resulting in proceeds of $5.0 million at the date of termination. The proceeds are recorded in AOCI and will be amortized over the life of the 2011 notes.

At December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007, and then entered into a new $500 million, five-year bank revolving credit facility, which expires in April 2012. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. Borrowings under the $650 million credit facility are available at prevailing short-term interest rates. At December 31, 2009 and December 31, 2008, we had $259.4 million and $203.4 million of floating-rate debt outstanding under the facility, respectively.

A 100 basis point increase/decrease in the weighted average interest rate on our outstanding variable rate debt at December 31, 2009 would result in an incremental increase/decrease in annual interest expense of approximately $2 million.

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

At December 31, 2009 and 2008, we did not have any option contracts outstanding. At December 31, 2009 and 2008, we had notional amounts of $271.0 million and $254.5 million, respectively, of foreign exchange forward contracts outstanding that offset foreign currency denominated loans. Realized gains and losses

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

associated with these contracts were $24.9 million and $13.6 million, respectively, at December 31, 2009; $16.2 million and $41.8 million, respectively, at December 31, 2008; and $0.4 million and $0.4 million, respectively, at December 31, 2007. Unrealized gains and losses associated with these contracts were $0.6 million and $0.2 million, respectively, at December 31, 2009; $0.4 million and $2.8 million, respectively, at December 31, 2008; and $0.4 million and $0.1 million, respectively, at December 31, 2007.

Fair Values of Derivative Instruments in the Consolidated Balance Sheet at December 31, 2009

	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
			Other Accrued &
Interest rate contracts	Other Current Assets	$—	Current Liabilities	$0.8

Total derivatives designated as hedging instruments		$—		$0.8

Derivatives not designated as hedging instruments:
			Other Accrued &
Foreign exchange contracts	Other Current Assets	$0.6	Current Liabilities	$0.2

Total derivatives not designated as hedging instruments		$0.6		$0.2

Total Derivatives		$0.6		$1.0

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ended December 31, 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI on Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Year Ended December 31, 2009		For the Year Ended December 31, 2009		For the Year Ended December 31, 2009
Interest rate contracts	$(0.1)	Non-Operating Income (Expenses)—Net	$(1.4)	Non-Operating Income (Expenses)—Net	$—

Our forward exchange contracts and foreign exchange options are not designated as hedging instruments under authoritative guidance.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ended December 31, 2009:

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income On Derivative
		For the Year Ended December 31, 2009
Forward exchange contracts	Non-Operating Income (Expenses)—Net	$13.9

Fair Value of Financial Instruments

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

In addition to utilizing external valuations, we conduct our own internal assessment of the reasonableness of the external valuations by utilizing a variety of valuation techniques including Black-Scholes option pricing and discounted cash flow models that are consistently applied. Inputs to these models include observable market data such as yield curves, and foreign exchange rates where applicable. Our assessments are designed to identify prices that appear stale, those that have changed significantly from prior valuations and other anomalies that may indicate that a price may not be accurate. We also follow established routines for reviewing and reconfirming valuations with the pricing provider, if deemed appropriate. In addition, the pricing vendor has an established challenge process in place for all valuations, which facilitates identification and resolution of potentially erroneous prices. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, and our own creditworthiness and constraints on liquidity. For non-active markets that do not have observable pricing or sufficient trading volumes, or for positions that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate will be used.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2009
Assets:
Cash Equivalents(1)	$106.7	$—	$—	$106.7
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$0.6	$—	$0.6

Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$0.2	$—	$0.2
Swap Arrangement(3)	$—	$0.8	$—	$0.8

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less at the time of maturity.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)	Primarily represents our interest rate swap agreements.

The following table summarizes fair value measurements by level at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2008
Assets:
Cash Equivalents(1)	$110.7	$—	$—	$110.7
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$0.4	$—	$0.4

Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$2.8	$—	$2.8
Swap Arrangement(3)	$—	$0.7	$—	$0.7

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less at the time of maturity.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)	Primarily represents our interest rate swap agreements.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Items Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. During the year ended December 31, 2009, we recorded an impairment charge of $3.0 million related to certain intangible assets of Visible Path. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K. We determined that the new cost basis of Visible Path is zero based on Level III inputs.

At December 31, 2009 and 2008, our financial instruments included cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term borrowings and foreign exchange forward and option contracts.

At December 31, 2009 and 2008, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on third-party quotes from financial institutions, are as follows:

	December 31,
	2009		2008
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term Debt	$699.8	$747.7	$699.7	$687.3

Credit Facilities	$259.4	$254.8	$203.4	$211.7

Note 8. Capital Stock

The total number of shares of all classes of stock that we have authority to issue under our Certificate of Incorporation is 220,000,000 shares, of which 200,000,000 shares, par value $0.01 per share, represent Common Stock (the “Common Stock”); 10,000,000 shares, par value $0.01 per share, represent Preferred Stock (the “Preferred Stock”); and 10,000,000 shares, par value $0.01 per share, represent Series Common Stock (the “Series Common Stock”). The Preferred Stock and the Series Common Stock can be issued with varying terms, as determined by our Board of Directors. Our Board of Directors has designated 500,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock, par value $0.01 per share, and 1,400,000 shares of the Preferred Stock as Series B Preferred Stock, par value $0.01 per share.

In August 2000, in connection with our separation from Moody’s (see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K), we entered into a Rights Agreement with our Rights Agent Computershare Limited, formerly known as EquiServe Trust Company, N.A. In 2009, we changed our Rights Agent to Mellon Investor Services LLC. The Rights Agreement was designed to:

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

Preferred Stock Issuance

On February 24, 2009, we authorized 1,400,000 shares of 4.0% Series B Preferred Stock (“Series B Preferred Stock”) and issued 1,345,757 of such shares to a wholly-owned subsidiary in an intercompany transaction in exchange for $1.2 billion of outstanding intercompany debt. This transaction was eliminated in the consolidation. This transaction was undertaken in connection with worldwide legal entity simplification. The Series B Preferred Stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The terms of the Series B Preferred Stock were set forth in a Certificate of Designation amending our Certificate of Incorporation effective as of February 24, 2009.

Note 9. Earnings Per Share

Effective January 1, 2009, we updated our policy to reflect the authoritative guidance in ASC 260-10, which clarifies that instruments granted in share-based payment transactions (e.g., stock-based awards) are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. The EPS calculation is applied retrospectively to all prior-period EPS data presented. The impact of the adoption resulted in a four-cent and two-cent decrease to our basic and diluted EPS for each of the years ended December 31, 2008 and 2007, respectively. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding was 0.4 million shares for each of the years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
Income From Continuing Operations Attributable to D&B Common Shareholders	$319.4	$309.5	$292.7
Less: Allocation to Participating Securities	(2.2)	(2.2)	(1.9)

Income from Continuing Operations Applicable to D&B Common Shareholders—Basic	317.2	307.3	290.8
Effect of Dilutive Shares—Unvested Restricted Stock	—	—	—

Income from Continuing Operations Applicable to Common Shareholders—Diluted	317.2	307.3	290.8
Income from Discontinued Operations—Net of Income taxes	—	1.1	5.4

Net Income Attributable to D&B Common Shareholders—Basic	$317.2	$308.4	$296.2

Net Income Attributable to D&B Common Shareholders—Diluted	$317.2	$308.4	$296.2

Weighted Average Number of Shares Outstanding—Basic	52.3	54.4	58.3
Dilutive Effect of Our Stock Incentive Plans	0.6	0.9	1.3

Weighted Average Number of Shares Outstanding—Diluted	52.9	55.3	59.6

Basic Earnings Per Share of Common Stock:
Income From Continuing Operations Attributable to D&B Common Shareholders	$6.06	$5.65	$4.99
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	0.02	0.09

Net Income Attributable to D&B Common Shareholders	$6.06	$5.67	$5.08

Diluted Earnings Per Share of Common Stock:
Income From Continuing Operations Attributable to D&B Common Shareholders	$5.99	$5.56	$4.88
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	0.02	0.09

Net Income Attributable to D&B Common Shareholders	$5.99	$5.58	$4.97

Stock-based awards to acquire 1.1 million, 0.7 million and 0.4 million shares of common stock were outstanding at December 31, 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire 10 years from the grant date.

The following table sets forth our share repurchases:

	For the Years Ended December 31,
	2009			2008			2007
Program	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
	(Share Data in millions)
Share Repurchase Programs	1.9	(a)(b)	$150.0	3.5	(b)(c)	$299.5	3.3	(c)(d)	$298.2
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	1.0	(e)	75.6	0.9	(e)	82.4	1.2	(e)	110.3

Total Repurchases	2.9		$225.6	4.4		$381.9	4.5		$408.5

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

(a)	In February 2009, our Board of Directors approved a $200 million share repurchase program which commenced in December 2009. During the year ended December 31, 2009, we repurchased 0.2 million shares of common stock for $22.7 million under this share repurchase program. We anticipate that this program will be completed by December 2011.

(b)	In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program which commenced in February 2008. During the year ended December 31, 2009, we repurchased 1.7 million shares of common stock for $127.3 million under this share repurchase program. During the year ended December 31, 2008, we repurchased 3.2 million shares of common stock for $272.7 million under this share repurchase program. This program was completed in December 2009.

(c)	In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program which commenced in July 2007. During the year ended December 31, 2008, we repurchased 0.3 million shares of common stock for $26.8 million under this share repurchase program. During the year ended December 31, 2007, we repurchased 1.9 million shares of common stock for $173.2 million under this share repurchase program. This program was completed in February 2008.

(d)	In August 2006, our Board of Directors approved a $200 million, one-year share repurchase program which commenced in October 2006. During the year ended December 31, 2007, we repurchased 1.4 million shares of common stock for $125.0 million under this share repurchase program. This program was completed in July 2007.

(e)	In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This program expires in August 2010. We anticipate that this program will be completed prior to maturity in August 2010.

Note 10. Pension and Postretirement Benefits

Through June 30, 2007, we offered substantially all of our U.S.-based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (“U.S. Qualified Plan”). The defined benefit plan covered active and retired employees including retired individuals from spin-off companies (see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion of spin-off companies). The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranged from 3% to 12.5%, based on age and service. Amounts allocated under the plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the IRS. We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 70% and 15% of our pension obligation, respectively, at December 31, 2009. Our employees in certain of our International operations are also provided retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

In addition to providing pension benefits, we provide various health care and life insurance benefits for retired employees. U.S.-based employees, who retire with 10 years of vesting service after age 45, are eligible to receive these benefits. These postretirement benefit costs and obligations are also determined actuarially.

Effective March 1, 2010, we will eliminate company-paid life insurance benefits for retirees. In addition, we will only share the minimum necessary amount of subsidy received from the government in any year to maintain actuarial equivalence for as long as possible.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Certain of our non-U.S. based employees receive postretirement benefits through government-sponsored or administered programs.

In addition, on May 1, 2006, we added a new supplemental pension plan in the U.S. for certain key employees hired or promoted after January 1, 2006.

Effective June 30, 2007, we amended the U.S. Qualified Plan and one of the U.S. Non-Qualified Plans, known as the U.S. Pension Benefit Equalization Plan (“PBEP”). Any pension benefit that had been accrued through such date under the two plans was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan and the PBEP. All non-vested participants under the two plans who were actively employed as of June 30, 2007, were immediately vested on July 1, 2007. As a result, we recognized a curtailment charge of $3.2 million during the second quarter of 2007.

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

	Pension Plans		Postretirement Benefits
	2009	2008	2009	2008
Change in Benefit Obligation:
Benefit Obligation at January 1	$(1,511.8)	$(1,591.4)	$(79.2)	$(84.3)
Service Cost	(7.0)	(5.8)	(0.6)	(0.6)
Interest Cost	(90.7)	(95.1)	(4.3)	(4.6)
Benefits Paid	93.4	94.8	21.5	20.6
Direct Subsidies Received	—	—	(2.7)	(2.7)
Plan Amendment	4.6	—	20.2	—
Impact of Curtailment Gain	0.7	1.1	—	—
Special Termination Benefit	—	(1.1)	—	—
Plan Participant Contributions	(0.4)	(0.6)	(10.4)	(11.0)
Actuarial (Loss) Gain	(34.2)	36.0	4.7	2.9
Assumption Change	(96.4)	(17.1)	(4.5)	0.5
Effect of Changes in Foreign Currency Exchange Rates	(23.2)	67.4	—	—

Benefit Obligation at December 31	$(1,665.0)	$(1,511.8)	$(55.3)	$(79.2)

Change in Plan Assets:
Fair Value of Plan Assets at January 1	$1,074.6	$1,589.0	$—	$—
Actual Return on Plan Assets	191.5	(392.2)	—	—
Employer Contributions	24.4	23.0	8.4	6.9
Direct Subsidies Received	—	—	2.7	2.7
Plan Participant Contributions	0.4	0.6	10.4	11.0
Benefits Paid	(93.3)	(94.8)	(21.5)	(20.6)
Effect of Changes in Foreign Currency Exchange Rates	16.6	(51.0)	—	—

Fair Value of Plan Assets at December 31	$1,214.2	$1,074.6	$—	$—

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

	At December 31,
	2009	2008	2009	2008
Reconciliation of Funded Status to Total Amount Recognized:
Funded Status of Plan	$(450.8)	$(437.2)	$(55.3)	$(79.2)

Amounts Recognized in the Consolidated Balance Sheets:
Prepaid Pension Costs	$—	$0.1	$—	$—
Pension and Postretirement Benefits	(432.7)	(421.7)	(7.3)	(69.5)
Accrued Payroll	(18.1)	(15.6)	(48.0)	(9.7)

Net Amount Recognized	$(450.8)	$(437.2)	$(55.3)	$(79.2)

Accumulated Benefit Obligation	$1,638.3	$1,485.2	N/A	N/A

Amount Recognized in Accumulated Other Comprehensive Income Consists of:
Actuarial Loss (Gain)	$887.7	$855.2	$(26.2)	$(28.4)
Prior Service Cost (Credit)	2.3	7.9	(17.8)	(1.3)

Total Amount Recognized—Pretax	$890.0	$863.1	$(44.0)	$(29.7)

Grantor Trusts are used to fund the U.S. Non-Qualified Plans. At December 31, 2009 and 2008, the balances in these trusts were $13.6 million and $7.2 million, respectively, included as components of “Other Non-Current Assets” in the consolidated balance sheets.

As of December 31, 2009 and 2008, our pension plans have an aggregate of $887.7 million and $855.2 million, respectively, of actuarial losses that have not yet been included in net periodic benefit cost. These losses represent the cumulative effect of demographic and investment experience, as well as assumption changes that have been made in measuring the plans’ liabilities. The deferred asset gain or loss is not yet reflected in the market-related value of plan assets and is excluded in determining the loss amortization. At December 31, 2009 and 2008, our pension plans had $233.7 million and $384.1 million of deferred asset losses, respectively, which were excluded from determining the loss amortization. The remaining loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from 11 to 26 years for the U.S. plans and 8 to 33 years for the non-U.S. plans. For certain of our non-U.S. plans, almost all of the plan participants are inactive. In addition, during 2009 we changed the amortization period for our U.S. Qualified Plan from average future service years of active participants to average life expectancy of all plan participants according to our accounting policy. The change was a result of almost all plan participants being deemed inactive. The postretirement benefit plan had $26.2 million and $28.4 million of actuarial gains as of December 31, 2009 and 2008, respectively. The actuarial gains will be amortized into expense in the same manner as described above. The amortization period is approximately 10 years.

Underfunded or Unfunded Accumulated Benefit Obligations

At December 31, 2009 and 2008, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation is as follows:

	2009	2008
Accumulated Benefit Obligation	$1,638.3	$1,467.9
Fair Value of Plan Assets	1,214.2	1,056.3

Unfunded Accumulated Benefit Obligation	$424.1	$411.6

Projected Benefit Obligation	$1,621.2	$1,493.3

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The underfunded or unfunded accumulated benefit obligations at December 31, 2009 consisted of $360.9 million and $63.2 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively. The underfunded or unfunded accumulated benefit obligations at December 31, 2008 consisted of $374.4 million and $37.2 million related to our U.S. Non-Qualified Plans and non-U.S. defined benefit plans, respectively.

Net Periodic Pension Costs

The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations:

	Pension Plans			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Components of Net Periodic Cost:
Service Cost	$7.0	$5.8	$11.6	$0.6	$0.6	$0.7
Interest Cost	90.7	95.1	91.3	4.3	4.6	5.1
Expected Return on Plan Assets	(115.2)	(121.7)	(117.1)	—	—	—
Amortization of Prior Service Cost (Credit)	1.0	0.9	1.4	(3.7)	(7.5)	(7.5)
Amortized Actuarial (Gain) Loss	22.5	16.2	23.5	(2.5)	(1.9)	(1.8)

Net Periodic (Income) Cost	$6.0	$(3.7)	$10.7	$(1.3)	$(4.2)	$(3.5)

The following table sets forth other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:

			At December 31,
			2009	2008	2009	2008
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Amortization of Actuarial (Loss) Gain, Before Taxes of $3.6 in 2009 and $5.6 in 2008			$(22.5)	$(16.2)	$2.5	$1.9
Amortization of Prior Service (Cost) Credit, Before Taxes of $0.5 in 2009 and $2.6 in 2008			$(1.0)	$(0.9)	$3.7	$7.5
Actuarial Loss (Gain) Arising During the Year, Before Taxes of $9.9 in 2009 and $190.0 in 2008			$55.0	$492.6	$(0.3)	$(6.7)
Prior Service Cost Arising During the Year			$(4.6)	$—	$(20.2)	$(0.1)

The following table sets forth estimated 2010 amortization from Accumulated Other Comprehensive Income:

	Pension Plans			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Estimated 2010 amortization from Accumulated Other Comprehensive Income:
Actuarial Loss (Gain)	$21.2	N/A	N/A	$(1.8)	N/A	N/A
Prior Service Cost	0.2	N/A	N/A	(4.7)	N/A	N/A

Total	$21.4	N/A	N/A	$(6.5)	N/A	N/A

In addition, we incurred a special termination benefit charge of $1.1 million for the year ended December 31, 2008 and a settlement charge of $1.0 million in the year ended December 31, 2007, related to our Canadian plan. We also incurred a curtailment charge of $3.2 million for our U.S. pension plans for the year ended December 31, 2007. These charges are associated with our Financial Flexibility initiatives.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

We apply our long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension expense. The market-related value of assets recognizes short-term fluctuations in the fair value of assets over a period of five years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost. Since the market-related value of assets recognizes gains or losses over a five-year-period, the future value of assets will be impacted as previously deferred gains or losses are amortized. At December 31, 2009 and 2008, the market-related value of assets of our pension plans was $1,447.9 million and $1,458.7 million, respectively, compared with the fair value of the plan assets of $1,214.2 million and $1,074.6 million, respectively.

The following table sets forth the assumptions we used to determine our pension plan and postretirement benefit plan obligations for December 31, 2009 and 2008:

	Pension Plans		Postretirement Benefits
	2009	2008	2009	2008
Weighted Average Discount Rate	5.71%	6.21%	5.28%	6.23%
Weighted Average Rate of Compensation Increase	5.24%	5.18%	N/A	N/A
Cash Balance Account Interest Crediting Rate(1)	4.50%	3.00%	N/A	N/A
Cash Balance Account Conversion Rate(1)	2.35%/5.65%/6.45%	6.72%/7.11%/6.36%	N/A	N/A

(1)	Only applicable to the U.S. Plans.

The following table sets forth the assumptions we used to determine net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007:

	Pension Plans			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Weighted Average Discount Rate	6.14%	5.93%	5.50%	6.23%	6.11%	5.64%
Weighted Average Expected Long-Term Return on Plan Assets	8.14%	7.49%	7.76%	N/A	N/A	N/A
Weighted Average Rate of Compensation Increase	6.09%	5.27%	4.07%	N/A	N/A	N/A
Cash Balance Account Interest Crediting Rate(1)	3.00%	4.75%	4.75%	N/A	N/A	N/A
Cash Balance Account Conversion Rate(1)	6.72%/7.11%/6.36%	4.96%	4.75%	N/A	N/A	N/A

(1)	Only applicable to the U.S. Plans.

The expected long-term rate of return assumption was 8.25% for each of the years ended December 31, 2009, 2008 and 2007 for the U.S. Qualified Plan, our principal pension plan. For the year ended December 31, 2010, we will continue to apply an 8.25% expected long-term rate of return assumption to the U.S. Qualified Plan. This assumption is based on the plan’s 2010 target asset allocation of 65% equity securities, 29% debt securities and 6% real estate. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

Obligations

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

Plan Assets (U.S. Qualified Plan and non-U.S. pension plans)

A financial instrument’s level or categorization within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Common Stocks and Preferred Stocks

Common stocks and preferred stocks are classified as Level I assets as they are traded in active markets, such as the NYSE, NASDAQ, European exchanges, etc., with quoted market prices (observable inputs).

Commingled Equity Funds

Commingled equity funds are classified as Level II assets. The Net Asset Value (“NAV”) of commingled equity funds are determined by prices of the underlying securities, less the funds’ liabilities, and then divided by the number of shares outstanding. As the funds are not traded in active markets, the commingled equity funds are classified as Level II assets.

Commingled Fixed Income Funds

Commingled fixed income funds are classified as Level II assets. These investments vehicles are valued using the NAV provided by the administrator of the fund. The NAV of commingled fixed income funds are determined by prices of the underlying securities, less the funds’ liabilities, and then divided by the number of shares outstanding. As the funds are not traded in active markets, the commingled fixed income funds are classified as Level II assets.

Corporate and Other Bonds

These assets are classified as Level II assets. These investments trade in markets that are not considered to be active and whose values are based on quoted market prices or dealer quotations. Corporate Bonds are typically traded over-the-counter, not via exchanges (e.g., prices are negotiated individually). Hence, identical assets can be quoted with different prices depending on the parties involved. Observable inputs would be the prices obtained from third-party pricing sources retained by the custodian. Such prices are determined by the Treasury yields and the corporate spreads.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

U.S. and Foreign Governments Bonds and U.S. Agency Mortgage Backed Securities

U.S. Treasury Securities are a Level I asset due to availability of quoted prices in active markets on a daily basis. U.S. Treasury prices can be obtained via direct market quotes provided by market makers and U.S. Treasuries have much more pricing transparency (e.g., very little bid-ask spread versus the other instruments having a larger bid-ask spread).

Government and government agency obligations are generally valued based on bid quotations for identical or similar obligations. Foreign Government Bonds, Agency debts or Mortgage Backed Securities are traded over-the-counter, not via exchanges. Observable inputs would be the prices obtained from third party pricing sources retained by the custodian. These investments are Level II assets.

Real Estate Investment Trusts

The real estate investment trust component of Plan assets is made up of publicly traded U.S. equities in the real estate industry. Since quoted prices are available in active markets. These investments are a Level I asset.

Real Estate Funds

Real estate funds investing in real private properties are classified as Level III assets because liquidity is limited and there are few observable market participant transactions. The underlying investments are valued using third parties. The investment valuations are obtained through appraisals which use the income approach based on unobservable cash flows to be received from expected rents.

Short-Term Investment Funds (“STIF”)

These investments typically include cash, bank notes, corporate notes, government bills and various short-term debt instruments. They are collective trusts typically valued at $1 for the NAV. The short term funds are classified within Level II of the valuation hierarchy.

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2009:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks	$386.1	$—	$—	$386.1
Commingled Equity Funds	—	385.3	—	385.3
Commingled Fixed Income Funds	—	246.7	—	246.7
Corporate and Other Bonds	—	67.4	—	67.4
U.S. and Foreign Government Bonds and U.S. Agency Mortgage Backed Securities	21.1	40.3	—	61.4
Real Estate Investment Trusts	2.8	—	—	2.8
Real Estate Funds	—	—	51.2	51.2
Short Term Investment Funds	—	13.3	—	13.3

Total Investments at Fair Value	$410.0	$753.0	$51.2	$1,214.2

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Level III Gains and Losses

The table below sets forth the summary of changes in the fair value of the Plan’s Level III assets for the year ended December 31, 2009:

Real Estate Funds
Beginning Balance at December 31, 2008	$78.4
Acquisitions	1.7
Dispositions	(0.6)
Unrealized Loss	(28.3)

Ending Balance at December 31, 2009	$51.2

Investment Strategy

The investment objective for our principal plan, the U.S. Qualified Plan, is to achieve over the investment horizon a long-term total return, which at least matches our expected long-term rate of return assumption while maintaining a prudent level of portfolio risk. We emphasize long-term growth of principal while avoiding excessive risk so as to use Plan asset returns to help finance pension obligations, thus improving our Plan’s funded status. We predominantly invest in assets that can be sold readily and efficiently to ensure our ability to reasonably meet expected cash flow requirements. Although peer relative performance is examined, out-performance of such does not constitute an investment objective.

We define our primary risk concern to be the Plan’s funded status volatility and to a lesser extent total plan return volatility. Understanding that risk is present in all types of assets and investment styles, we acknowledge that some risk is necessary to produce long-term investment results that are sufficient to meet the Plan’s objectives. However, we monitor and ensure that the investment managers we employ make reasonable efforts to maximize returns while controlling for risk parameters.

Investment risk is also controlled through diversification among multiple asset classes, managers, investment styles and periodic rebalancing toward asset allocation targets. Risk is further controlled at the investment manager level by requiring managers to follow formal written investment guidelines which enumerate eligible securities, maximum portfolio concentration limits, excess return and tracking error targets as well as other relevant portfolio constraints. Investment results and risk are measured and monitored on an ongoing basis and quarterly investment reviews are conducted. The Plan’s active investment managers are prohibited from investing plan assets in equity or debt securities issued or guaranteed by us.

Our Plan assets are invested using a combination of both active and passive (indexed) investment strategies. Active strategies employ multiple investment management firms. The Plan’s equity securities are diversified across U.S. and non-U.S. stocks in order to further reduce risk at the total Plan level. Our active investment managers employ a range of investment styles and approaches that are combined in a way that compensates for capitalization and style biases versus benchmark indices. As such, our investment managers are expected to adhere to the investment management style for which they were hired and are evaluated regularly for adherence to investment discipline.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

We have formally identified the primary objective for each asset class within our Plan. U.S. equities are held for their long-term capital appreciation and dividend income which is expected to exceed the rate of inflation. International equities are held for their long-term capital appreciation, as well as diversification relative to U.S. equities and other asset classes. Fixed income instruments are held as a source of current income and to reduce overall Plan volatility. Additionally they are designed to provide a partial hedge relative to the interest rate sensitivity of the Plan’s liabilities. Real estate investments are held as a hedge against unexpected inflation and are expected to provide a relatively high level of income. Real estate investments are also expected to provide diversification to the overall Fund. Cash is held only to meet liquidity requirements.

Allocations

We employ a total return investment approach in which a mix of equity, debt and real estate investments are used to achieve a competitive long-term rate on plan assets at a prudent level of risk. Our weighted average plan target asset allocation is 64% equity securities (range of 58% to 72%), 31% debt securities (range of 22% to 36%) and 5% real estate (range of 1% to 11%). The Plan’s actual allocation is controlled by periodic rebalancing back to target.

The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans:

	Asset Allocations		Target Asset Allocations
	For the Years Ended December 31,
	2009	2008	2009	2008
Equity Securities	64%	62%	64%	65%
Debt Securities	32	31	31	30
Real Estate	4	7	5	5

Total	100%	100%	100%	100%

Contributions and Benefit Payments

We expect to contribute approximately $31 million to our U.S. Non-Qualified plans and non-U.S. pension plans and approximately $7 million to our postretirement benefit plan for the year ended December 31, 2010. We do not expect to make any contributions to the U.S. Qualified Plan in fiscal 2010 for the 2009 plan year. Final funding requirements for fiscal 2010 will be determined based on our January 2010 funding actuarial valuation.

The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2019. Actual benefit payments may differ from expected benefit payments. These amounts are net of expected plan participant contributions.

	Pension Plans	Postretirement Benefits
		Gross Expected Benefit Payment	Gross Expected Subsidy	Net Expected Benefit Payment
2010	$105.0	$10.1	$2.8	$7.3
2011	112.1	9.5	3.0	6.5
2012	99.7	8.8	3.1	5.7
2013	101.1	8.3	3.3	5.0
2014	102.0	7.8	3.4	4.4
2015-2019	555.6	35.7	17.7	18.0

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Health Care Benefits

For measurement purposes, a 9.0% and 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for medical and prescription drug, respectively, for the year ended December 31, 2009. The rates are assumed to decrease gradually to 5.0% in 2013, and remain at that level thereafter.

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point
	Increase	Decrease
Benefit Obligation at End of Year	$0.8	$(0.6)
Service Cost Plus Interest Cost	$0.1	$(0.1)

401(k) Plan

We have a 401(k) plan covering substantially all U.S. employees that provides for employee salary deferral contribution and employer contributions. Employees may contribute up to 50% of their pay on a pre-tax basis subject to IRS limitations. In addition, employees age 50 or older are allowed to contribute additional pre-tax “catch-up” contributions. In the second quarter of 2007, we amended our matching policy in the 401(k) plan effective July 1, 2007, to increase our match formula from 50% to 100% of a team member’s contributions and to increase the maximum match to seven percent (7%), from six percent (6%), of such team member’s eligible compensation, subject to certain 401(k) plan limitations. In February 2009, an amendment was made to the 401(k) plan to decrease the match formula from 100% to 50% of a team member’s contributions and to decrease the maximum match from 7% to 3% of such team member’s eligible compensation, subject to certain 401(k) plan limitations.

We recognized expense associated with our employer contributions to the plan of $6.9 million, $19.2 million and $12.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 11. Employee Stock Plans

The total stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $22.3 million, $27.6 million, and $25.9 million, respectively. The expected tax benefit associated with our stock-based compensation programs was $8.3 million, $10.1 million, and $9.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Incentive Plans

The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (“2009 SIP”) and Non-Employee Directors’ Stock Incentive Plan (“2000 DSIP”) allow for the granting of stock-based awards, such as, but not limited to, stock options, restricted stock and restricted stock units, to certain employees and non-employee directors. On May 5, 2009, our shareholders approved the 2009 SIP which authorized the issuance of up to 5.4 million shares of our common stock plus any shares that were remaining and available for issuance under the 2000 Stock Incentive Plan (“2000 SIP”) that were not subject to outstanding awards as of May 5, 2009 or that become available for issuance upon forfeiture, cancellation or expiration of awards granted under the 2000 SIP without having been exercised or settled in shares. As of December 31, 2009, 618,293 shares were remaining and available from the 2000 SIP. On May 2, 2007, our shareholders approved an amendment increasing the

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

authorization under the 2000 DSIP from 0.3 million shares of common stock to 0.7 million shares of common stock. At December 31, 2009, 2008 and 2007, 5,837,874 shares, 1,177,438 shares, and 1,889,085 shares of our common stock, respectively, were available for future grants under the 2009 SIP and 304,382 shares, 344,365 shares, and 386,212 shares of our common stock, respectively, were available for future grants under the 2000 DSIP.

Our practice has been to settle all awards issued under the stock incentive plans and ESPP through the issuance of treasury shares. In addition, we have in place share repurchase programs to mitigate the dilutive effect of the shares issued under these plans.

Stock Option Programs

Stock options granted under the 2009 SIP and 2000 SIP generally vest in four equal installments beginning on the first anniversary of the grant. Stock options granted under the 2000 DSIP generally vest 100% on the first anniversary of the grant. All stock options generally expire 10 years from the date of the grant. The annual award of stock options to employees is generally granted in February.

The total compensation expense associated with our stock option program was $9.5 million, $11.0 million, and $11.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The expected total tax benefit associated with our stock option programs was $3.7 million, $4.2 million, and $4.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	2009	2008	2007
Expected stock price volatility	21%	20%	22%
Expected dividends	1.7%	1.4%	1.1%
Expected term (in years)	6.00	6.21	6.21
Weighted average risk-free interest rate	2.81%	3.16%	4.68%
Weighted average fair value of options granted	$16.53	$19.48	$25.53

Expected stock price volatility assumption is derived from the historical volatility of our common stock. The expected dividend yield assumption is determined by dividing the anticipated annual dividend payment by the stock price on the date of grant. Beginning in 2009, we began determining our expected term assumption using a midpoint scenario which combines our historical exercise data with hypothetical exercise data for our unexercised stock options. Prior to 2009, the expected term assumption was determined using the Simplified Method, as prescribed by the SEC, for estimating the expected options life. The risk-free interest rate assumption corresponds to the expected term assumption of the stock option and is based on the U.S. Treasury yield curve in effect at the time of grant.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Changes in stock options for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,928,822	$39.43
Granted	416,119	$89.27
Exercised	(994,949)	$29.78
Forfeited or expired	(111,626)	$63.92

Outstanding at December 31, 2007	3,238,366	$47.95

Granted	443,260	$88.22
Exercised	(717,391)	$33.74
Forfeited or expired	(122,601)	$76.95

Outstanding at December 31, 2008	2,841,634	$56.57

Granted	570,500	$79.77
Exercised	(631,342)	$35.11
Forfeited or expired	(199,190)	$85.42

Outstanding at December 31, 2009	2,581,602	$64.72	5.8	$53.5

Exercisable and unvested expected to vest at December 31, 2009	2,524,601	$64.33	5.8	$53.3
Exercisable at December 31, 2009	1,629,296	$54.13	4.3	$50.5

Stock options outstanding at December 31, 2009 were originally granted during the years 2000 through 2009 and are exercisable over periods ending no later than 2019. At December 31, 2008 and 2007, stock options for 1,938,616 shares and 2,072,849 shares of our common stock, respectively, were exercisable.

The total intrinsic value of stock options exercised during the year ended December 31, 2009 was $27.1 million and includes D&B stock options exercised by both D&B and Moody’s employees. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the separation of D&B and Moody’s Corporation in September 2000.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table summarizes information about stock options outstanding at December 31, 2009:

Range of Exercise Prices	Stock Options Outstanding			Stock Options Exercisable
	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price Per Share
$14.04-$27.86	161,884	0.9	$23.41	161,884	$23.41
$31.36-$35.81	302,231	2.7	$33.61	302,231	$33.61
$36.16-$49.16	208,138	2.2	$37.03	208,138	$37.03
$53.30-$59.86	205,696	4.1	$53.49	205,696	$53.49
$60.54-$67.98	288,087	5.2	$61.34	288,066	$61.34
$70.74-$78.61	262,345	6.3	$71.97	192,770	$71.91
$79.58-$82.64	501,200	9.2	$79.88	—	$—
$86.22-$88.33	287,616	7.1	$88.09	152,936	$88.09
$88.37-$103.63	364,405	8.1	$89.14	117,575	$89.56

Total	2,581,602			1,629,296

Total unrecognized compensation cost related to nonvested stock options at December 31, 2009 was $8.3 million. This cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of stock options vested during the year ended December 31, 2009 was $8.4 million.

Cash received from the exercise of D&B stock options for the year ended December 31, 2009 was $16.4 million. The expected tax benefit associated with the tax deduction from the exercise of stock options totaled $10.5 million for the year ended December 31, 2009. The expected tax benefit includes both D&B and Moody’s stock options exercised by D&B employees.

Restricted Stock and Restricted Stock Unit Programs

Beginning in 2004, certain employees were provided an opportunity to receive an award of restricted stock or restricted stock units in the future. That award is contingent on performance against the same goals that drive payout under the annual cash incentive plan. The restricted stock or restricted stock units will be granted, if at all, after the one-year performance goals have been met and will then vest over a three-year period on a graded basis. Compensation expense associated with these grants is recognized on a graded-vesting basis over four years, including the performance period. The annual restricted stock and restricted stock units awarded to employees are generally granted in March, following the conclusion of the fiscal year for which the goals were measured and attained.

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

For restricted stock and restricted stock unit awards the fair value is estimated by using the average of the high and low price of our common stock on the date of grant.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Total compensation expense associated with restricted stock, restricted stock units and restricted stock opportunity was $11.9 million, $15.6 million, and $13.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The expected tax benefit associated with restricted stock, restricted stock units and restricted stock opportunity was $4.6 million, $5.9 million, and $5.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Changes in our nonvested restricted stock and restricted stock units for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

Restricted Stock/Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested shares at December 31, 2006	456,759	$64.90	1.7	$37.8
Granted	203,683	$91.94
Vested	(129,047)	$63.26
Forfeited	(56,823)	$76.51

Nonvested shares at December 31, 2007	474,572	$75.57	1.3	$42.1
Granted	230,084	$90.55
Vested	(196,483)	$68.79
Forfeited	(65,084)	$86.58

Nonvested shares at December 31, 2008	443,089	$84.74	1.4	$34.2
Granted	231,821	$74.18
Vested	(184,508)	$80.84
Forfeited	(69,789)	$82.40

Nonvested shares at December 31, 2009	420,613	$80.71	1.5	$35.5

Total unrecognized compensation cost related to nonvested restricted stock and restricted stock units at December 31, 2009 was $12.4 million. This cost is expected to be recognized over a weighted average period of 2.2 years.

The total fair value of restricted stock and restricted stock units vesting during the years ended December 31, 2009, 2008 and 2007 was $12.6 million, $17.8 million, and $12.0 million, respectively. The expected tax benefit associated with the tax deduction from the vesting of restricted stock and restricted stock units totaled $3.7 million, $6.6 million, and $4.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Employee Stock Purchase Plan

Under The Dun & Bradstreet Corporation 2000 ESPP we are authorized to sell up to 1.5 million shares of our common stock to our eligible employees of which 606,564 remain available for future purchases as of December 31, 2009.

Under the terms of the ESPP, our employees can purchase our common stock at a 15% discount from market value, subject to certain limitations as set forth in the ESPP. The purchase price of the stock on the date of purchase is 85% of the average of the high and low price of our stock on the last trading day of the month. Under the ESPP, we sold 74,115, 74,598, and 68,012 shares to employees for the years ended December 31, 2009, 2008

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

and 2007, respectively. The total compensation expense related to our ESPP was $0.9 million, $1.0 million, and $0.9 million for the years ended December 31, 2009, 2008 and 2007. Cash received from employees participating in the ESPP for the year ended December 31, 2009 was $4.8 million.

Note 12. Lease Commitments and Contractual Obligations

Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable and non-cancelable) were $32.0 million, $30.0 million, and $34.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In July 2002, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”) under a 10-year agreement, which we had the right to terminate for a fee at any time and under certain other conditions. Under the terms of the agreement, CSC’s responsibilities included data center operations, technology help desk and network management functions in the U.S. and UK as well as certain application development and maintenance functions. This agreement was amended in March 2008, which, among other things, increased certain services level agreements that CSC is required to provide under the Technology Services Agreement and added additional security services to be performed by CSC. In August 2009, we entered into a wind down agreement with CSC and Acxiom Corporation (“Acxiom”) which terminated all of the data center operations functions provided by CSC, effective September 2009. In September 2009 we entered into a new agreement with CSC for limited print and fulfillment services that remained with CSC. We incurred costs of $50.6 million, $77.6 million and $80.4 million under this contract for the years ended December 31, 2009, 2008 and 2007, respectively.

In December 2003, we signed a three-year agreement with ICT Group, Inc. (“ICT”), effective January 2004, to outsource certain marketing call center activities, which agreement contains two renewal options for up to a one-year period. The agreement was amended effective September 2007 to be extended through 2011. Under the terms of the agreement, ICT is responsible for performing certain marketing and credit-calling activities previously performed by our own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year. We incurred costs of $3.3 million, $3.2 million and $4.5 million under this contract for the years ended December 31, 2009, 2008 and 2007, respectively.

In October 2004, we signed a seven-year outsourcing agreement with International Business Machines (“IBM”). Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery and customer service to IBM. We may terminate this agreement for a fee at any time. We incurred costs of $26.2 million, $30.1 million and $30.7 million under this contract for the years ended December 31, 2009, 2008 and 2007, respectively.

In July 2006, we signed a four-year product and technology outsourcing agreement with Acxiom in order to significantly increase the speed, data processing capacity and matching capabilities we provide our global sales and marketing customers. In November 2008, we extended the term of the outsourcing agreement through 2011. In November 2008 we entered into an agreement that will expand our service capabilities, enhance customer experience and accelerate the migration of the remaining existing D&B fulfillment processes to Acxiom.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

In May 2009, and as part of our ongoing Financial Flexibility initiatives, we entered into another agreement with Acxiom to provide certain infrastructure management services that were formerly provided by CSC. These services include data center operations, technology help desk and network management functions. The agreement has an initial term ending in October 2014. In addition, after expiration of the initial term, we have the right to extend the agreement under the same terms for up to a maximum period of three years. Payments to Acxiom over the initial five year contract term based on current volumes will aggregate to approximately $285 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work. Payments made for the provision of such services in 2009 did not differ materially from payments that were expected to be made under our prior arrangement with CSC. However, we anticipate savings to be generated over the life of the contract.

In addition, in December 2009 we signed a three-year data maintenance and support agreement with Acxiom. Payments over the contract term will aggregate approximately $5 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.

We incurred costs of $42.5 million, $7.5 million and $6.6 million under all of these agreements for the years ended December 31, 2009, 2008 and 2007, respectively. Total payments to Acxiom over the remaining terms of the above contracts will aggregate to approximately $290 million.

The following table quantifies our future contractual obligations as discussed above as of December 31, 2009.

Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Operating Leases	$30.6	$24.3	$20.1	$14.2	$12.7	$26.3	$128.2
Obligations to Outsourcers	$121.7	$93.0	$67.3	$51.3	$39.8	$—	$373.1

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

In November 1996, the Company then known as The Dun & Bradstreet Corporation (“D&B1”) separated through a spin-off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). This was accomplished through a spin-off by D&B1 of its stock in ACNielsen and Cognizant. In June 1998, D&B1 separated through a spin-off into two separate public companies: D&B1, which in June 1998 changed its name to R.H. Donnelley Corporation and which, in January 2010, changed its name to Dex One Corporation (“Donnelley/D&B1”), and a new company named The Dun & Bradstreet Corporation (“D&B2”) (the “1998 Distribution”). During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (the “1998 Cognizant Distribution”). (NMR was subsequently acquired by VNU BV, and in 2008 VNU changed its name to The Nielsen Company BV (“Nielsen”).) In September 2000, D&B2 separated through a spin-off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s” and also referred to elsewhere in this Annual Report on Form 10-K as “Moody’s/D&B2”), and a new company named The Dun & Bradstreet Corporation (“we” or “D&B3” and also referred to elsewhere in this Annual Report on Form 10-K as “D&B”) (the “2000 Distribution”).

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

In addition, with respect to these two settlement agreements, we believed that IMS and NMR did not pay the IRS the full portion of the settlements they were required to pay under the applicable spin-off agreements. In 2008, we, Donnelley/D&B1 and Moody’s/D&B2 resolved their dispute with IMS and NMR with respect to the Utilization of Capital Losses matter. In the second quarter of 2009, we, Donnelley/D&B1 and Moody’s/D&B2 resolved our dispute with IMS and NMR with respect to the Royalty Expense Deductions matter and, in connection therewith, we reported an after-tax non-core gain of $1.0 million.

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

The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including ours, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Hoover’s. On October 5, 2009, the Court granted final approval of the settlement. Judgment was entered on December 9, 2009. A group of three objectors has filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases. Plaintiffs have filed an opposition to the petition. In addition, six notices of appeal to the Second Circuit have been filed by different groups of objectors.

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

Note 14. Segment Information

The reportable segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. As of January 1, 2009, Canada has been moved out of our International segment and into our renamed “North America” segment (formerly our U.S. segment). Therefore, on January 1, 2009, we began managing our operations through the following two segments: North America (which consists of the U.S. and Canada) and International (which consists of our operations in Europe, Asia Pacific and Latin America). We have conformed historical amounts to reflect the new segment structure. Our customer solution sets are Risk Management Solutions™, Sales & Marketing Solutions™ and Internet Solutions™. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. Additionally, transition costs, which are period costs

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility initiatives, are not allocated to our business segments.

	For the Years Ended December 31,
	2009	2008	2007
Revenue:
North America	$1,309.7	$1,364.2	$1,291.3
International	355.4	314.4	260.8

Consolidated Core	1,665.1	1,678.6	1,552.1
Divested Business	21.9	47.7	47.1

Consolidated Total	$1,687.0	$1,726.3	$1,599.2

Operating Income (Loss):
North America	$482.5	$513.3	$480.8
International	81.1	70.9	54.2

Total Divisions	563.6	584.2	535.0
Corporate and Other(1)	(99.1)	(114.5)	(109.4)

Consolidated Total	464.5	469.7	425.6
Non-Operating Income (Expense), Net	(32.0)	(30.8)	0.7

Income from Continuing Operations Before Provision for Income Taxes and Equity in Net Income of Affiliates	$432.5	$438.9	$426.3

Depreciation and Amortization:(2)
North America	$42.1	$44.3	$32.7
International	14.6	13.1	11.4

Total Divisions	56.7	57.4	44.1
Corporate and Other	1.4	1.1	2.5

Consolidated Total	$58.1	$58.5	$46.6

Capital Expenditures:(3)
North America	$5.7	$5.7	$11.1
International	2.1	5.6	2.0

Total Divisions	7.8	11.3	13.1
Corporate and Other	1.4	0.5	0.6

Consolidated Total	$9.2	$11.8	$13.7

Additions to Computer Software and Other Intangibles:(4)
North America	$41.3	$37.2	$48.1
International	12.7	10.1	10.3

Total Divisions	54.0	47.3	58.4
Corporate and Other	2.1	0.4	—

Consolidated Total	$56.1	$47.7	$58.4

Assets:
North America	$815.0	$774.6	$729.4
International	672.7	540.0	529.7

Total Divisions	1,487.7	1,314.6	1,259.1
Corporate and Other (primarily taxes)	261.7	271.4	399.7

Consolidated Total	$1,749.4	$1,586.0	$1,658.8

Goodwill(5):
North America	$266.1	$244.7	$231.5
International	174.7	152.9	112.3

Consolidated Total	$440.8	$397.6	$343.8

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

(1)	The following table itemizes “Corporate and Other:”

	At December 31,
	2009	2008	2007
Corporate Costs	$(59.5)	$(70.7)	$(71.3)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(16.5)	(12.4)	(13.0)
Restructuring Expense	(23.1)	(31.4)	(25.1)

Total Corporate and Other	$(99.1)	$(114.5)	$(109.4)

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software and Other Intangibles.

(3)	Capital expenditures in International decreased $3.5 million for the year ended December 31, 2009 as compared to December 31, 2008. This decrease was primarily driven by reduced capital expenditures in Europe.

Capital expenditures in North America decreased $5.4 million for the year ended December 31, 2008 as compared to December 31, 2007. This decrease was primarily driven by approximately $6.1 million of furniture and equipment primarily related to our Center Valley, Pennsylvania facility, which was included in accounts payable on the consolidated balance sheet as of December 31, 2006, and was paid for in the year ended December 31, 2007.

Capital expenditures in International increased $3.6 million for the year ended December 31, 2008 as compared to December 31, 2007. This increase was primarily driven by increased leasehold improvements and furniture and equipment additions in 2008.

(4)	Additions to computer software and other intangibles in North America increased $4.1 million for the year ended December 31, 2009 as compared to December 31, 2008. This increase was driven by computer software projects.

Additions to computer software and other intangibles in North America and International decreased $10.9 million and $0.2 million, respectively, for the year ended December 31, 2008 as compared to December 31, 2007. This decrease was primarily driven by a longer software product development cycle in 2008 versus 2007.

(5)	The increase in goodwill in North America from $244.7 million at December 31, 2008 to $266.1 million at December 31, 2009 is primarily attributable to the acquisition of QED as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K and the impact of foreign currency translation.

The increase in goodwill in International from $152.9 million at December 31, 2008 to $174.7 million at December 31, 2009 was primarily due to goodwill associated with the acquisition of RoadWay as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K and the positive impact of foreign currency translation, partially offset by purchase accounting adjustments for customer relationship intangible assets attributable to the consolidation of our majority owned joint venture in Dun & Bradstreet Information Services India Private Limited (“D&B India”) and the sale of our domestic Italian operations.

The increase in goodwill in North America from $231.5 million at December 31, 2007 to $244.7 million at December 31, 2008 is primarily attributable to earn-out payments made for the achievement of certain financial performance metrics attributable to the acquisition of First Research and purchase accounting adjustments related to our previous acquisitions.

The increase in goodwill in International from $112.3 million at December 31, 2007 to $152.9 million at December 31, 2008 is primarily attributable to the acquisitions and majority-owned joint ventures as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K. These were partially offset by the impact of foreign currency translation and the sale of our Italian real estate business.

Supplemental Geographic and Customer Solution Set Information:

	At December 31,
	2009	2008	2007
Long-Lived Assets:(6)
North America	$494.5	$455.3	$725.2
International	299.8	237.6	165.6

Consolidated Total	$794.3	$692.9	$890.8

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

(6)	The increase in long-lived assets in North America to $494.5 million at December 31, 2009 from $455.3 million at December 31, 2008 is primarily attributable to the acquisitions as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K and computer software additions. The decrease in long-lived assets in North America to $455.3 million at December 31, 2008 from $725.2 million at December 31, 2007 is primarily attributable to the decrease in prepaid pension costs to a net liability position.

The increase in long-lived assets in International to $299.8 million at December 31, 2009 from $237.6 million at December 31, 2008 is primarily attributable to the acquisitions as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K, computer software additions, and foreign currency translation. The increase in long-lived assets in International to $237.6 million at December 31, 2008 from $165.6 million at December 31, 2007 is primarily attributable to the acquisitions as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2009	2008	2007
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$808.9	$825.3	$790.7
Sales & Marketing Solutions	385.5	418.3	398.2
Internet Solutions	115.3	120.6	102.4

North America Core Revenue	1,309.7	1,364.2	1,291.3
Divested Business(7)	—	—	—

Total North America Revenue	1,309.7	1,364.2	1,291.3

International:
Risk Management Solutions	262.9	245.1	200.7
Sales & Marketing Solutions	89.1	65.0	55.0
Internet Solutions	3.4	4.3	5.1

International Core Revenue	355.4	314.4	260.8
Divested Business(7)	21.9	47.7	47.1

Total International Revenue	377.3	362.1	307.9

Consolidated Total:
Risk Management Solutions	1,071.8	1,070.4	991.4
Sales & Marketing Solutions	474.6	483.3	453.2
Internet Solutions	118.7	124.9	107.5

Core Revenue	1,665.1	1,678.6	1,552.1
Divested Business(7)	21.9	47.7	47.1

Consolidated Total Revenue	$1,687.0	$1,726.3	$1,599.2

(7)	On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This sale has been classified as a “Divestiture.” Our divested business contributed 1% of our total revenue for the year ended December 31, 2009 and 3% of our total revenue for each of the years ended December 31, 2008 and 2007. The following table represents divested revenue by solutions set:

	For the Years Ended December 31,
	2009	2008	2007
Divested Business:
Risk Management Solutions	$18.7	$40.6	$40.8
Sales & Marketing Solutions	3.2	7.1	6.3
Internet Solutions	—	—	—

Total Divested Revenue	$21.9	$47.7	$47.1

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 15. Supplemental Financial Data

Other Accrued and Current Liabilities:

	At December 31,
	2009	2008
Restructuring Accruals	$14.5	$21.9
Professional Fees	37.3	35.9
Operating Expenses	32.0	34.1
Spin-Off Obligation(1)	21.5	21.2
Other Accrued Liabilities	68.1	50.5

	$173.4	$163.6

(1)	As part of our spin-off from Moody’s/The Dun & Bradstreet Corporation (“D&B2”) in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the Internal Revenue Service (“IRS”) issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the other party for the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2008, and made estimated tax deposits for 2009, consistent with the IRS’ rulings. Under the TAA, we may be required to reimburse Moody’s/D&B2 for the loss of compensation expense deductions relating to tax years 2003 to 2009 of approximately $21.5 million in the aggregate for such years. In 2005 and 2006, we paid Moody’s/D&B2 approximately $30.1 million in the aggregate under the TAA. We have not made any payments to Moody’s/D&B2 since the first quarter of 2006. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Property, Plant and Equipment at cost—Net:

	At December 31,
	2009	2008
Land	$6.1	$6.0
Buildings	32.3	32.0
Furniture and Equipment	74.7	70.9

	113.1	108.9
Less: Accumulated Depreciation	68.1	66.2

	45.0	42.7
Leasehold Improvements, less:
Accumulated Amortization of $12.5 and $14.4	8.6	10.4

	$53.6	$53.1

Other Income (Expense)—Net:

	For the Years Ended December 31,
	2009	2008	2007
Settlement of Legacy Tax Matter Arbitration(2)	$4.1	$8.1	$—
Gain on Disposal of Italian Domestic Business(3)	6.5	—	—
Legacy Tax Matter Related to the Settlement of 2003 Tax Year(4)	—	(7.7)	—
Gain associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture(5)	—	0.6	—
Gain Associated with Huaxia/D&B China Joint Venture(6)	—	—	5.8
Gain associated with Tokyo Shoko Research/D&B Japan Joint Venture(7)	—	—	13.2
Gain on Sale of an Investment(8)	—	—	0.9
Miscellaneous Other Income (Expense)—Net(9)	0.1	4.1	1.8

Other Income (Expense)—Net	$10.7	$5.1	$21.7

(2)	During the years ended December 31, 2009 and 2008, we recognized gains on the receipt of awards related to Legacy Tax Matters.

(3)	During the year ended December 31, 2009, we recognized a gain as a result of the divestiture of the domestic portion of our Italian operations. See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

(4)	During the year ended December 31, 2008, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the expiration of the statute of limitations.

(5)	During the year ended December 31, 2008, we entered into an agreement with HC International Inc. and established two joint venture companies including Beijing D&B HuiCong Market Research Co., Ltd. and Beijing HuiCong Market Research Co. Ltd., in which D&B has a 60% and 30% ownership interest, respectively. We recognized a gain of $0.6 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

(6)

During the year ended December 31, 2007, we entered into an agreement with Huaxia International Credit Consulting Co. Limited and established our majority owned joint venture to do business as Huaxia/D&B

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

China. We recognized a gain of $5.8 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

(7)	During the year ended December 31, 2007, we entered into an agreement with Tokyo Shoko Research and established our majority owned joint venture or “Tokyo Shoko Research/D&B Japan Joint Venture” to do business as Dun & Bradstreet TSR Ltd. We recognized a gain of $13.2 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

(8)	During the year ended December 31, 2007, we recorded a gain related to the sale of an investment in Australia.

(9)	Miscellaneous Other Income (Expense)—Net decreased for the year ended December 31, 2009, compared to the year ended December 31, 2008, is primarily due to the negative impact of foreign exchange. Miscellaneous Other Income (Expense)—Net increased for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to the positive impact of foreign exchange.

Computer Software and Goodwill:

	Computer Software	Goodwill
January 1, 2008	$87.9	$343.8
Additions at cost	52.2	—
Amortization	(38.9)	—
Acquisitions/Joint Ventures	0.2	45.9
Other(10)(11)	(5.4)	7.9

December 31, 2008	96.0	397.6
Additions at cost	57.6	—
Amortization	(35.0)	—
Acquisitions/Joint Ventures	—	39.5
Other(12)	0.6	3.7

December 31, 2009	$119.2	$440.8

(10)	Computer Software—Primarily due to the impact of foreign currency fluctuations.

(11)	Goodwill—Primarily due to purchase accounting adjustments offset by the impact of foreign currency fluctuations.

(12)	Goodwill—Primarily due to foreign currency fluctuations offset by purchase accounting adjustments related to D&B India, HC International, Inc./D&B China Joint Venture and the sale of the domestic portion of our Italian operations.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Other Intangibles (included in Non-Current Assets):

	Customer Lists	Trademarks, Patents and Other	Total
January 1, 2008	$0.3	$59.8	$60.1
Acquisitions	—	13.8	13.8
Amortization	(0.3)	(9.0)	(9.3)
Other(13)	—	0.7	0.7

December 31, 2008	—	65.3	65.3
Acquisitions	—	38.8	38.8
Amortization	—	(12.4)	(12.4)
Write-offs(14)	—	(3.0)	(3.0)
Other(15)	—	2.5	2.5

December 31, 2009	$—	$91.2	$91.2

(13)	Primarily due to the impact of foreign currency fluctuations.

(14)	Amount due to the write-off of certain other intangibles related to Visible Path.

(15)	Amount due to the impact of foreign currency fluctuations.

Allowance for Doubtful Accounts:

January 1, 2007	$20.3
Additions charged to costs and expenses	12.6
Write-offs	(13.3)
Other	(0.6)

December 31, 2007	19.0
Additions charged to costs and expenses	10.2
Write-offs	(10.5)
Other	(1.3)

December 31, 2008	17.4
Additions charged to costs and expenses	19.5
Acquisitions	0.5
Write-offs	(17.1)
Divestitures	(4.9)
Other	0.1

December 31, 2009	$15.5

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Deferred Tax Asset Valuation Allowance:

January 1, 2007	$52.7
Additions charged (credited) to costs and expenses	(0.7)
Additions charged (credited) due to foreign currency fluctuations	1.5
Additions charged (credited) to other accounts	3.2
Effect of the adoption of uncertain tax positions	(7.8)

December 31, 2007	48.9
Additions charged (credited) to costs and expenses	6.6
Additions charged (credited) due to foreign currency fluctuations	(4.8)
Additions charged (credited) to other accounts	(7.0)

December 31, 2008	43.7
Additions charged (credited) to costs and expenses	(5.2)
Additions charged (credited) due to foreign currency fluctuations	5.9
Additions charged (credited) to other accounts	(3.2)

December 31, 2009	$41.2

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 16. Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2009
Operating Revenue:
North America	$321.2	$320.3	$310.8	$357.4	$1,309.7
International	86.2	96.6	88.2	106.3	377.3

Consolidated Operating Revenue	$407.4	$416.9	$399.0	$463.7	$1,687.0

Operating Income (Loss):
North America	$123.2	$110.1	$105.4	$143.8	$482.5
International	11.6	22.6	17.7	29.2	81.1

Total Divisions	134.8	132.7	123.1	173.0	563.6
Corporate and Other(1)	(20.1)	(22.7)	(30.5)	(25.8)	(99.1)

Consolidated Operating Income	$114.7	$110.0	$92.6	$147.2	$464.5

Income from Continuing Operations	$104.4	$77.9	$54.7	$85.0	$322.0
Income from Discontinued Operations, Net of Income Taxes	—	—	—	—	—
Net Income	104.4	77.9	54.7	85.0	322.0

Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.2)	(1.1)	(0.7)	(0.6)	(2.6)

Net Income Attributable to D&B	$104.2	$76.8	$54.0	$84.4	$319.4

Basic Earnings Per Share of Common Stock(2)
Income from Continuing Operations Attributable to D&B Common Shareholders	$1.95	$1.45	$1.03	$1.63	$6.06
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	—	—

Net Income Attributable to D&B Common Shareholders	$1.95	$1.45	$1.03	$1.63	$6.06

Diluted Earnings Per Share of Common Stock(2)
Income from Continuing Operations Attributable to D&B Common Shareholders	$1.93	$1.43	$1.02	$1.61	$5.99
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	—	—

Net Income Attributable to D&B Common Shareholders	$1.93	$1.43	$1.02	$1.61	$5.99

Cash Dividends Paid Per Common Share	$0.34	$0.34	$0.34	$0.34	$1.36

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year

2008
Operating Revenue:
North America	$332.7	$330.7	$321.0	$379.8	$1,364.2
International	82.0	97.0	88.2	94.9	362.1

Consolidated Operating Revenue	$414.7	$427.7	$409.2	$474.7	$1,726.3

Operating Income (Loss):
North America	$123.0	$109.7	$113.1	$167.5	$513.3
International	8.6	21.1	15.7	25.5	70.9

Total Divisions	131.6	130.8	128.8	193.0	584.2
Corporate and Other(1)	(31.3)	(24.8)	(37.6)	(20.8)	(114.5)

Consolidated Operating Income	$100.3	$106.0	$91.2	$172.2	$469.7

Income from Continuing Operations	$60.0	$84.8	$65.3	$101.8	$311.9
Income from Discontinued Operations, Net of Income Taxes	1.1	—	—	—	1.1

Net Income	61.1	84.8	65.3	101.8	313.0
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	0.1	(0.6)	(0.2)	(1.7)	(2.4)

Net Income Attributable to D&B	$61.2	$84.2	$65.1	$100.1	$310.6

Basic Earnings Per Share of Common Stock(2)
Income from Continuing Operations Attributable to D&B Common Shareholders	$1.06	$1.54	$1.20	$1.87	$5.65
Income from Discontinued Operations Attributable to D&B Common Shareholders	0.02	—	—	—	0.02

Net Income Attributable to D&B Common Shareholders	$1.08	$1.54	$1.20	$1.87	$5.67

Diluted Earnings Per Share of Common Stock(2)
Income from Continuing Operations Attributable to D&B Common Shareholders	$1.05	$1.51	$1.18	$1.85	$5.56
Income from Discontinued Operations Attributable to D&B Common Shareholders	0.01	—	—	—	0.02

Net Income Attributable to D&B Common Shareholders	$1.06	$1.51	$1.18	$1.85	$5.58

Cash Dividends Paid Per Common Share	$0.30	$0.30	$0.30	$0.30	$1.20

(1)	The following table itemizes the components of the “Corporate and Other” category of Operating Income (Loss).

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2009
Corporate Costs	$(14.4)	$(14.7)	$(14.3)	$(16.1)	$(59.5)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(4.4)	(5.2)	(4.0)	(2.9)	(16.5)
Restructuring Expense	(1.3)	(2.8)	(12.2)	(6.8)	(23.1)

Total Corporate and Other	$(20.1)	$(22.7)	$(30.5)	$(25.8)	$(99.1)

2008
Corporate Costs	$(17.7)	$(19.7)	$(17.3)	$(16.0)	$(70.7)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(3.2)	(3.9)	(3.1)	(2.2)	(12.4)
Restructuring Expense	(10.4)	(1.2)	(17.2)	(2.6)	(31.4)

Total Corporate and Other	$(31.3)	$(24.8)	$(37.6)	$(20.8)	$(114.5)

(2)	The number of weighted average shares outstanding changes as common shares are issued for employee benefit plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

Note 17. Divestiture and Discontinued Operations

Divestiture

On May 29, 2009, we completed the sale of substantially all of the assets and liabilities of the domestic portion of our Italian operations to CRIF, S.p.A. (“CRIF”) for $12.2 million (including a working capital adjustment of $1.2 million), which was a part of our International segment.

During the year ended December 31, 2009, we recorded a pre-tax gain of $6.5 million from the sale in Other Income (Expense)—Net in the consolidated statement of operations. As of December 31, 2009, we have received $12.2 million in cash. Our domestic Italian operations generated approximately $48 million in revenue and approximately $1 million in operating income in 2008.

We entered into a ten year commercial arrangement to provide CRIF with global data for its Italian customers. This arrangement has aggregate future cash payments of approximately $130 million. In addition, this transaction will allow us to improve the quality of the data we provide to our global customers seeking information on Italian customers.

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

	For the Years Ended December 31,
	2008	2007
Revenue	$4.1	$60.5

Operating Income	$0.7	$13.6
Non-Operating Income (Expense)—Net	—	0.3

Income before Provision for Income Taxes	0.7	13.9
Provision for Income Taxes	—	5.2

Income from Discontinued Operations, Net of Income Taxes	0.7	8.7

Net Income	0.7	8.7

Less: Net Income Attributable to the Noncontrolling Interest	—	(3.3)

Net Income from Discontinued Operations Attributable to D&B	$0.7	$5.4

Note 18. Subsequent Events

We have evaluated subsequent events through February 25, 2010, the filing date of this Form 10-K.

Dividend

On February 4, 2010, our Board of Directors approved the declaration of a dividend of $0.35 per share for the first quarter of 2010. This cash dividend will be payable on March 18, 2010 to shareholders of record at the close of business on March 3, 2010.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of our fiscal year ended December 31, 2009, our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and Management’s Statement of Management’s Responsibility for Financial Statements are contained in Item 8. of this Annual Report on Form 10-K.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10. “Directors, Executive Officers and Corporate Governance,” is incorporated herein by reference from our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after D&B’s fiscal year end of December 31, 2009 (the “Proxy Statement”).

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2009:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans approved by security holders(1)	2,676,722	(2)	$62.42	6,748,820	(3)

(1)	This table includes information for an equity compensation plan adopted in connection with our separation from Moody’s Corporation. As of December 31, 2009, a total of 8,261 shares of our common stock were issuable upon exercise of outstanding options and other rights under those two plans. The weighted average exercise price of those outstanding options and other rights is $9.08 per share. No additional options or other rights may be granted under these plans.

(2)	Includes options to purchase 2,581,602 shares of our common stock, restricted stock units with respect to 89,800 shares of our common stock, 2,421 accrued dividend units and deferred performance shares of 2,949 shares of our common stock. This amount does not include 330,813 outstanding shares of restricted common stock.

(3)	Includes shares available for future purchases under our ESPP. As of December 31, 2009, an aggregate of 606,564 shares of our common stock were available for purchase under the ESPP.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

(3) Exhibits.

See Index to Exhibits in this Annual Report on Form 10-K.

(b) Exhibits.

See Index to Exhibits in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2010.

The Dun & Bradstreet Corporation (Registrant)

By:	/S/ SARA MATHEW
Sara Mathew
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 25, 2010.

/S/ SARA MATHEW Sara Mathew	Director, President and Chief Executive Officer (principal executive officer)

/S/ ANASTASIOS G. KONIDARIS Anastasios G. Konidaris	Senior Vice President and Chief Financial Officer (principal financial officer)

/S/ ANTHONY PIETRONTONE JR. Anthony Pietrontone Jr.	Principal Accounting Officer and Corporate Controller

/S/ AUSTIN A. ADAMS Austin A. Adams	Director

/S/ JOHN W. ALDEN John W. Alden	Director

/S/ STEVEN W. ALESIO Steven W. Alesio	Chairman of the Board

/S/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Director

/S/ JAMES N. FERNANDEZ James N. Fernandez	Director

/S/ JONATHAN J. JUDGE Jonathan J. Judge	Director

/S/ VICTOR A. PELSON Victor A. Pelson	Director

/S/ SANDRA E. PETERSON Sandra E. Peterson	Director

/S/ MICHAEL R. QUINLAN Michael R. Quinlan	Director

/S/ NAOMI O. SELIGMAN Naomi O. Seligman	Director

Michael J. Winkler	Director

INDEX TO EXHIBITS

3.	Articles of Incorporation and By-laws

	3.1	Restated Certificate of Incorporation of the Registrant, as amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000) and Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, dated as of August 15, 2000, between the Registrant (f.k.a. The New D&B Corporation) and Computershare Limited (f.k.a. EquiServe Trust Company, N.A.), as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, file number 1-15967, filed September 15, 2000).

	3.2	The Dun & Bradstreet Corporation Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 24, 2009).

	3.3	Third Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 11, 2009).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, file number 1-15967, filed September 11, 2000).

	4.2	Rights Agreement, dated as of August 15, 2000, between the Registrant (f.k.a. The New D&B Corporation) and Computershare Limited (f.k.a. EquiServe Trust Company, N.A.), as Rights Agent, which includes the Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A thereto, the Form of Right Certificate as Exhibit B thereto and the Summary of Rights to Purchase Preferred Shares as Exhibit C thereto (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, file number 1-15967, filed September 15, 2000).

	4.3	Notice of Removal of Rights Agent and Appointment of Successor Rights Agent and Amendment No. 1 to the Rights Agreement, dated July 29, 2009 among the Registrant, ComputerShare Trust Company, N.A., and Mellon Investor Services LLC (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 5, 2009).

	4.4	Underwriting Agreement, dated as of March 27, 2008 among The Dun & Bradstreet Corporation, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed April 1, 2008).

	4.5	Form of 6.00% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed April 1, 2008).

	4.6	Five-Year Credit Agreement, dated April 19, 2007, among The Dun & Bradstreet Corporation, the Borrowing Subsidiaries Party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of Tokyo-Mitsubishi Trust Company and Citicorp USA, Inc., as Syndication Agents, The Bank of New York and Suntrust Bank, as Documentation Agents and the Lenders Party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed April 19, 2007).

	4.7	Indenture, dated as of March 14, 2006, between the Dun & Bradstreet Corporation and The Bank of New York, including the Form of 5.50% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 14, 2006).

10.	Material Contracts

	10.1	Distribution Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.2	Tax Allocation Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.3	Employee Benefits Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.4	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.5	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to R.H. Donnelley Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.6	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

	10.7	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

	10.8	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

	10.9	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

	10.10	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.11	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.12	Business Process Services Agreement made and effective as of October 15, 2004 by and between the Company and International Business Machines Corporation (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 14, 2005). This Exhibit has been redacted pursuant to a confidentiality request under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended.

10.13	Technology Services Agreement between the Registrant and Computer Sciences Corporation, dated June 27, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 13, 2002).

10.14^	Global Master Services Agreement by and between Dun & Bradstreet, Inc. and Acxiom Corporation, dated July 27, 2006 (Amended and Restated as of June 2, 2008), together with Amendment Number One, thereto, dated November 30, 2008, and Amendment Number Two, thereto, dated May 6, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A, file number 1-15967, filed October 8, 2009).

10.15^	Statement of Work Number 9 under the Global Master Services Agreement by and between Dun & Bradstreet, Inc. and Acxiom Corporation, dated May 6, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Quarterly Report on Form 10-Q/A, file number 1-15967, filed October 8, 2009).

10.16†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 4, 2006).

10.17†	Employment Agreement, dated December 31, 2004, between Steven W. Alesio and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed January 4, 2005).

10.18†	Amendment No. 1 to the Employment Agreement between Steven W. Alesio and the Company, dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed August 7, 2007).

10.19†	Amendment No. 2 to the Employment Agreement between Steven W. Alesio and the Company, dated December 13, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 19, 2007).

10.20†	Amendment No. 3 to the Employment Agreement between Steven W. Alesio and the Company, dated December 8, 2008 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 9, 2008).

10.21†	Amendment No. 4 to the Employment Agreement between Steven W. Alesio and the Company, dated December 11, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 11, 2009).

10.22†	The Dun & Bradstreet Executive Transition Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.23†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.24†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.25†	The Dun & Bradstreet Career Transition Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.26†	Executive Retirement Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.27*†	First Amendment to the Executive Retirement Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009), effective August 4, 2009.

10.28*†	Second Amendment to the Executive Retirement Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009), effective January 1, 2010.

10.29†	Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.30*†	First Amendment to the Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009), effective August 4, 2009.

10.31†	Supplemental Executive Benefit Plan of The Dun & Bradstreet Corporation, as amended May 1, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 4, 2007).

10.32†	2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.33†	The Dun & Bradstreet Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.34†	The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.35†	The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.36†	Key Employees’ Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.37†	The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 28, 2003).

10.38†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.39†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.40†	The Dun & Bradstreet Corporation Non-Funded Deferred Compensation Plan for Non-Employee Directors (as assumed by the Registrant) (incorporated by reference to Exhibit 10.18 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed October 20, 1999).

10.41†	Form of Limited Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.25 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998).

10.42†	The Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.43†	The Dun & Bradstreet Corporation Cash Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).

10.44†	Form of Detrimental Conduct Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.45†	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrants’ Form 10-K, file number 1-15967, filed February 28, 2007).

10.46†	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.47†	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.48†	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.49†	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.50†	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.51*†	Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, dated February 11, 2010, between the Registrant and Steven W. Alesio.

10.52†	Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.53†	Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed February 24, 2010).

10.54*†	Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, dated February 11, 2010, between the Registrant and Steven W. Alesio.

10.55†	Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, dated March 1, 2010, between the Registrant and Steven W. Alesio (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed February 24, 2010).

10.56†	Form of International Restricted Stock Unit Award Agreement, effective February 23, 2007, under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

10.57†	Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.58†	Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.59†	Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, as amended February 18, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed February 24, 2010).

10.60†	Form of Restricted Stock Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.61†	Form of Restricted Stock Award Agreement, effective February 23, 2007, under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

10.62†	Form of Restricted Stock Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.63†	Form of Restricted Stock Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.64†	Form of Stock Option Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.65†	Form of Stock Option Award Agreement, effective January 29, 2008, under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2008).

10.66†	Form of Restricted Share Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 8, 2004).

	10.67†	Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

	10.68†	Form of Restricted Stock Unit Award Agreement, effective February 23, 2007, under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).
	10.69†	Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

21.	Subsidiaries of the Registrant

	21.1*	Subsidiaries of the Registrant as of December 31, 2009.

23.	Consents of Experts and Counsel

	23.1*	Consent of Independent Registered Public Accounting Firm.

31.	Rule 13a-14(a)/15(d)-14(a) Certifications

	31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

	32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Represents a management contract or compensatory plan

^	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.