Form 10-Q
period 2010-03-31
DUN & BRADSTREET CORP/NW
filed 2010-05-10
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at April 30, 2010
Common Stock, par value $0.01 per share	50,389,319

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Amounts in millions, except per share data)
Revenue	$397.2	$407.4

Operating Expenses	132.3	116.9
Selling and Administrative Expenses	151.8	158.8
Depreciation and Amortization	15.2	15.7
Restructuring Charge	4.6	1.3

Operating Costs	303.9	292.7

Operating Income	93.3	114.7

Interest Income	0.5	1.1
Interest Expense	(11.5)	(11.4)
Other Income (Expense) - Net	0.8	1.3

Non-Operating Income (Expense) - Net	(10.2)	(9.0)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	83.1	105.7
Provision for Income Taxes	37.3	1.6
Equity in Net Income of Affiliates	0.0	0.3

Net Income	45.8	104.4
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	1.2	(0.2)

Net Income Attributable to D&B	$47.0	$104.2

Basic Earnings Per Share of Common Stock
Attributable to D&B Common Shareholders	$0.93	$1.95

Diluted Earnings Per Share of Common Stock
Attributable to D&B Common Shareholders	$0.92	$1.93

Weighted Average Number of Shares Outstanding - Basic	50.4	53.0
Weighted Average Number of Shares Outstanding - Diluted	50.9	53.7
Cash Dividend Paid Per Common Share	$0.35	$0.34
Comprehensive Income Attributable to D&B	$20.7	$99.8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	March 31, 2010	December 31, 2009
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$218.7	$222.9
Accounts Receivable, Net of Allowance of $15.5 at March 31, 2010 and $15.5 at December 31, 2009	435.8	464.1
Other Receivables	9.4	8.0
Prepaid Taxes	4.4	3.1
Deferred Income Tax	28.5	31.4
Other Current Assets	31.6	30.1

Total Current Assets	728.4	759.6

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $80.3 at March 31, 2010 and $80.6 at December 31, 2009	51.1	53.6
Computer Software, Net of Accumulated Amortization of $345.0 at March 31, 2010 and $347.7 at December 31, 2009	125.8	119.2
Goodwill	431.2	440.8
Deferred Income Tax	174.4	181.9
Other Receivables	45.6	43.8
Other Intangibles	86.4	91.2
Other Non-Current Assets	56.6	59.3

Total Non-Current Assets	971.1	989.8

Total Assets	$1,699.5	$1,749.4

LIABILITIES
Current Liabilities
Accounts Payable	$37.5	$36.4
Accrued Payroll	69.9	104.9
Accrued Income Tax	18.7	3.0
Short-Term Debt	302.7	1.7
Other Accrued and Current Liabilities (Note 6)	176.5	173.4
Deferred Revenue	577.2	539.7

Total Current Liabilities	1,182.5	859.1

Pension and Postretirement Benefits	471.2	490.5
Long-Term Debt	649.7	961.8
Liabilities for Unrecognized Tax Benefits	113.8	115.5
Other Non-Current Liabilities	60.6	56.5

Total Liabilities	2,477.8	2,483.4

Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS' EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	0.0	0.0
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	0.0	0.0
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	0.0	0.0
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	218.2	209.5
Retained Earnings	1,859.9	1,830.7
Treasury Stock, at cost, 31.6 shares at March 31, 2010 and 30.7 shares at December 31, 2009	(2,161.2)	(2,097.7)
Accumulated Other Comprehensive Income (Loss)	(706.2)	(689.0)

Total D&B Shareholders' Equity (Deficit)	(788.5)	(745.7)

Noncontrolling Interest	10.2	11.7

Total Equity (Deficit)	(778.3)	(734.0)

Total Liabilities and Shareholders' Equity (Deficit)	$1,699.5	$1,749.4

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$45.8	$104.4
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	15.2	15.7
Amortization of Unrecognized Pension Loss	3.7	4.8
Income Tax Benefit from Stock-Based Awards	3.6	8.2
Excess Tax Benefit on Stock-Based Awards	(0.4)	(3.2)
Equity-Based Compensation	5.4	7.6
Restructuring Charge	4.6	1.3
Restructuring Payments	(6.6)	(6.6)
Deferred Income Taxes, Net	(1.5)	12.4
Accrued Income Taxes, Net	25.7	(54.5)
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	21.0	36.6
(Increase) Decrease in Other Current Assets	(2.4)	4.1
Increase in Deferred Revenue	44.2	38.4
Increase (Decrease) in Accounts Payable	2.5	(0.4)
Net Decrease in Accrued Liabilities	(23.4)	(35.9)
Net Increase in Other Accrued and Current Liabilities	1.4	1.6
Changes in Non-Current Assets and Liabilities:
Net (Increase) Decrease in Other Long-Term Assets	(3.1)	3.6
Net Decrease in Long-Term Liabilities	(9.6)	(15.3)
Net, Other Non-Cash Adjustments	2.4	0.1

Net Cash Provided by Operating Activities	128.5	122.9

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	(0.9)	0.0
Payments for Acquisitions of Businesses, Net of Cash Acquired	(0.5)	(30.5)
Investment in Debt Security	0.0	(5.0)
Cash Settlements of Foreign Currency Contracts	(7.8)	(0.6)
Capital Expenditures	(2.9)	(1.8)
Additions to Computer Software and Other Intangibles	(15.5)	(13.4)

Net Cash (Used in) Provided by Investing Activities	(27.6)	(51.3)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(64.8)	(42.1)
Net Proceeds from Stock-Based Awards	0.4	8.7
Payments of Dividends	(17.8)	(18.2)
Proceeds from Borrowings on Credit Facilities	28.7	43.9
Payments of Borrowings on Credit Facilities	(39.5)	(48.2)
Excess Tax Benefit on Stock-Based Awards	0.4	3.2
Net, Other	(0.1)	(0.1)

Net Cash Used in Financing Activities	(92.7)	(52.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12.4)	(3.1)

(Decrease) Increase in Cash and Cash Equivalents	(4.2)	15.7
Cash and Cash Equivalents, Beginning of Period	222.9	164.2

Cash and Cash Equivalents, End of Period	$218.7	$179.9

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Income Taxes, Net of Refunds	$9.6	$35.6
Interest	$9.2	$9.0

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

	For the Three Months Ended March 31, 2010 and 2009
	Accumulated Other Comprehensive Income (Loss)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Comprehensive Income (Loss)
					(Dollar amounts in millions, except per share data)
Balance, December 31, 2008	0.8	206.1	1,582.8	(1,924.4)	(204.3)	(514.2)	(3.5)	(856.7)	6.1	(850.6)

Net Income			104.2					104.2	0.2	104.4	$104.4
Equity-Based Plans		(3.2)		27.2				24.0		24.0
Treasury Shares Acquired				(42.0)				(42.0)		(42.0)
Pension Adjustments, net of tax of $1.8						2.9		2.9		2.9	2.9
Dividend Declared			(18.2)					(18.2)		(18.2)
Adjustments to Legacy Tax Matters		1.6						1.6		1.6
Change in Cumulative Translation Adjustment					(7.1)			(7.1)	(0.1)	(7.2)	(7.2)
Derivative Financial Instruments, no tax impact							(0.2)	(0.2)		(0.2)	(0.2)

Total Comprehensive Income (Loss)											$99.9

Balance, March 31, 2009	$0.8	$204.5	$1,668.8	$(1,939.2)	$(211.4)	$(511.3)	$(3.7)	$(791.5)	$6.2	$(785.3)

Comprehensive Income Attributable to the Noncontrolling Interest											(0.1)

Comprehensive Income Attributable to D&B											$99.8

Balance, December 31, 2009	0.8	209.5	1,830.7	(2,097.7)	(161.4)	(524.6)	(3.0)	(745.7)	11.7	(734.0)

Net Income			47.0					47.0	(1.2)	45.8	$45.8
Purchase of shares		(0.2)						(0.2)	(0.2)	(0.4)
Equity-Based Plans		7.3		1.3				8.6		8.6
Treasury Shares Acquired				(64.8)				(64.8)		(64.8)
Pension Adjustments, net of tax of $7.5						11.2		11.2		11.2	2.1
Dividend Declared			(17.8)					(17.8)		(17.8)
Adjustments to Legacy Tax Matters		1.6						1.6		1.6
Change in Cumulative Translation Adjustment					(28.1)			(28.1)	(0.1)	(28.2)	(28.2)
Derivative Financial Instruments, no tax impact							(0.3)	(0.3)		(0.3)	(0.3)

Total Comprehensive Income (Loss)											$19.4

Balance, March 31, 2010	$0.8	$218.2	$1,859.9	$(2,161.2)	$(189.5)	$(513.4)	$(3.3)	$(788.5)	$10.2	$(778.3)

Comprehensive Income Attributable to the Noncontrolling Interest											1.3

Comprehensive Income Attributable to D&B											$20.7

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Note 1 — Basis of Presentation

These interim unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2009. The unaudited consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.

All inter-company transactions have been eliminated in consolidation.

The financial statements of the subsidiaries outside North America reflect three months ended February 28 in order to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 2 — Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-9, “Amendments to Certain Recognition and Disclosure Requirements,” which amends authoritative guidance on certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The authoritative guidance requires SEC filers to evaluate subsequent events through the date the financial statements are available to be issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The authoritative guidance is effective immediately for financial statements that are issued or available to be issued. We adopted the authoritative guidance on January 1, 2010, and it did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures—Improving Disclosures and Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Level I and Level II and for separate disclosures about purchases, sales, issuances and settlements relating to Level III measurements. In addition, this amendment further clarifies the existing fair value disclosure requirements. The authoritative guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the newly added disclosure for Level III activity, which will be effective for fiscal years beginning after December 15, 2010. We adopted the authoritative guidance in the fourth quarter of 2009 for disclosures related to Level I and Level II. The adoption of this section of the authoritative guidance did not have a material impact on our consolidated financial statements. We expect to adopt the new disclosures on Level III in the fourth quarter of 2010. We are currently assessing the impact of the adoption of the Level III section of the authoritative guidance will have, if any, on our consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends consolidation guidance that applies to variable interest entities or “VIEs.” This guidance changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate the VIE. The guidance requires assessments at each reporting period to determine whether an entity is a VIE, which party within the VIE is considered the primary beneficiary and which type of financial statement disclosures are required. The authoritative guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We adopted the authoritative guidance on January 1, 2010 and it did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements,” which amends guidance in ASC 985-605, “Software,” which focuses on determining which arrangements are included or excluded from the scope of existing software revenue guidance under ASC 985. This guidance removes non-software components of tangible products and certain software components of tangible products from the scope of the existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The authoritative guidance may be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or retrospectively for all arrangements in the period presented. We expect to adopt the authoritative guidance on January 1, 2011. We are currently assessing the impact of the adoption of this authoritative guidance will have, if any, on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition—Multiple-Deliverable Revenue Arrangements,” which amends guidance in ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” The guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. It also provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The authoritative guidance requires new and expanded disclosures and is applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or retrospectively for all periods presented. We expect to adopt the authoritative guidance on January 1, 2011. We are currently assessing the impact of the adoption of this authoritative guidance will have, if any, on our consolidated financial statements.

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

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

During the three months ended March 31, 2010, we recorded a $4.6 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $2.1 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 85 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.5 million.

During the three months ended March 31, 2009, we recorded a $1.3 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $0.9 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 25 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2009	$13.8	$0.7	$14.5
Charge Taken during First Quarter 2010	2.1	2.5	4.6
Payments during First Quarter 2010	(6.1)	(0.5)	(6.6)

Balance Remaining as of March 31, 2010	$9.8	$2.7	$12.5

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2008	$21.7	$0.2	$21.9
Charge Taken during First Quarter 2009	0.9	0.4	1.3
Payments during First Quarter 2009	(6.4)	(0.2)	(6.6)

Balance Remaining as of March 31, 2009	$16.2	$0.4	$16.6

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	At March 31, 2010	At December 31, 2009
Debt Maturing Within One Year:
Fixed-Rate Notes (Net of a $0.1 million discount as of March 31, 2010)	$299.9	$—
Other	2.8	1.7

Total Debt Maturing Within One Year	$302.7	$1.7

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.2 million discount as of December 31, 2009)	$400.0	$699.8
Credit Facilities	247.3	259.4
Other	2.4	2.6

Total Debt Maturing After One Year	$649.7	$961.8

Fixed-Rate Notes

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below our A- credit rating on the date of issuance of the 2013 notes or subsequently upgraded rating. The maximum adjustment is 2.00% above the initial interest rate. As of March 31, 2010, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. The 2013 notes are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at March 31, 2010.

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

On January 30, 2008, we entered into interest rate derivative transactions with an aggregate notional amount of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in Accumulated Other Comprehensive Income (“AOCI”). In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a loss and a payment of $8.5 million on March 28, 2008, the date of termination. The payments are recorded in AOCI and will be amortized over the life of the 2013 notes.

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes, bearing interest at a fixed annual rate of 6.625% which matured on March 15, 2006. During the first quarter of 2010, these notes have been reclassified from long term debt to short term debt because they will mature in one year. The 2011 notes of $299.9 million, net of a $0.1 million remaining discount, are recorded as “Short-Term Debt” in our unaudited consolidated balance sheet at March 31, 2010. The 2011 notes of $299.8 million, net of a $0.2 million remaining discount, are recorded as “Long-Term Debt” in our audited consolidated balance sheet at December 31, 2009.

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

On February 10, 2006 and September 30, 2005, we entered into interest rate derivative transactions with aggregate notional amounts of $100 million and $200 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the issuance of the 2011 notes. These transactions were accounted for as cash flow hedges. Changes in fair value of the hedges that took place through the date of the issuance of the 2011 notes were recorded in AOCI. These interest rate derivative transactions were executed in connection with the issuance of the 2011 notes, resulting in proceeds of $5.0 million at the date of termination. The proceeds are recorded in AOCI and are being amortized over the life of the 2011 notes.

Credit Facilities

At March 31, 2010 and December 31, 2009, we had a $650 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $650 million credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. We were in compliance with these covenants at March 31, 2010 and at December 31, 2009.

At March 31, 2010 and December 31, 2009, we had $247.3 million and $259.4 million, respectively, of borrowings outstanding under the $650 million credit facility with weighted average interest rates of 0.59% and 0.47%, respectively. We borrowed under these facilities from time-to-time during the three months ended March 31, 2010 to fund our share repurchases and working capital needs. The $650 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We did not borrow under our commercial paper program as of and for the three months ended March 31, 2010 or for the year ended December 31, 2009.

In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these swaps as cash flow hedges against variability in cash flows related to our $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. Approximately $1.4 million of net derivative losses associated with these swaps was included in AOCI at March 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Other

At March 31, 2010 and December 31, 2009, certain of our International operations had non-committed lines of credit of $9.2 million and $9.6 million, respectively. There were $1.2 million of borrowings outstanding under these lines of credit at March 31, 2010 and no borrowings outstanding under these lines of credit at December 31, 2009. These arrangements have no material commitment fees and no compensating balance requirements.

At March 31, 2010 and December 31, 2009, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $2.9 million and $9.6 million, respectively.

Interest paid for all outstanding debt totaled $9.2 million and $9.0 million during the three months ended March 31, 2010 and March 31, 2009, respectively.

Note 5 — Earnings Per Share

In accordance with authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 0.3 million shares and 0.4 million shares for the three months ended March 31, 2010 and 2009, respectively.

	For the Three Months Ended March 31,
	2010	2009
Income Attributable to D&B Common Shareholders	$47.0	$104.2
Less: Allocation to Participating Securities	(0.3)	(0.7)

Income Applicable to D&B Common Shareholders - Basic	46.7	103.5
Effect of Dilutive Shares - Unvested Restricted Stock	—	—

Income Applicable to Common Shareholders - Diluted	46.7	103.5

Net Income Attributable to D&B Common Shareholders - Basic	$46.7	$103.5

Net Income Attributable to D&B Common Shareholders - Diluted	$46.7	$103.5

Weighted Average Number of Shares Outstanding - Basic	50.4	53.0
Dilutive Effect of Our Stock Incentive Plans	0.5	0.7

Weighted Average Number of Shares Outstanding - Diluted	50.9	53.7

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$0.93	$1.95

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$0.92	$1.93

Stock-based awards to acquire 1.4 million shares and 1.1 million shares of common stock were outstanding at March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire 10 years from the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Our share repurchases were as follows:

	For the Three Months Ended March 31,
	2010			2009
	Shares		$Amount	Shares		$Amount
	(Share data in millions)
Share Repurchase Programs	0.3	(a)	$25.0	0.2	(b)	$15.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	0.5	(c)	$39.8	0.4	(c)	27.1

Total Repurchases	0.8		$64.8	0.6		$42.1

(a)	In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009 upon completion of our then existing $400 million, two-year repurchase program. We repurchased 0.3 million shares of common stock for $25.0 million under this repurchase program during the three months ended March 31, 2010. We anticipate that this program will be completed by December 2011.

(b)	In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of our then existing $200 million repurchase program. We repurchased 0.2 million shares of common stock for $15.0 million under this repurchase program during the three months ended March 31, 2009. This program was completed in December 2009.

(c)	In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This repurchase program expires in August 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 6 — Other Accrued and Current Liabilities

	At March 31, 2010	At December 31, 2009
Restructuring Accruals	$12.5	$14.5
Professional Fees	45.2	37.3
Operating Expenses	34.5	32.0
Spin-Off Obligation(1)	21.6	21.5
Other Accrued Liabilities	62.7	68.1

	$176.5	$173.4

(1)	As part of our spin-off from Moody’s/The Dun & Bradstreet Corporation (“D&B2”) in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the Internal Revenue Service (“IRS”) issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the other party for the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2008, and made estimated tax deposits for 2009 and 2010, consistent with the IRS’ rulings. Under the TAA, we may be required to reimburse Moody’s/D&B2 for the loss of compensation expense deductions relating to tax years 2003 to the first quarter of 2010 of approximately $21.6 million in the aggregate for such years, which amounts principally relate to the years 2006 - 2010. In 2005 and 2006, we paid Moody’s/D&B2 approximately $30.1 million in the aggregate under the TAA. We have not made any payments to Moody’s/D&B2 since the first quarter of 2006. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings.

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

The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including ours, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Hoover’s. On October 5, 2009, the District Court granted final approval of the settlement. Judgment was entered on December 9, 2009. A group of three objectors has filed a petition to the Second Circuit on November 2, 2009 seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases. Plaintiffs have filed an opposition to the petition. In addition, six notices of appeal to the Second Circuit have been filed by different groups of objectors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 8 — Income Taxes

For the three months ended March 31, 2010, our effective tax rate was 44.9% as compared to 1.6% for the three months ended March 31, 2009. Our effective tax rate for the three months ended March 31, 2010 was negatively impacted by the reduction of a deferred tax asset associated with our accrued liability for retiree drug subsidies related to the 2010 Patient Protection and Affordable Care Act which will make subsidy payments taxable in years beginning after December 31, 2012 and positively impacted by the release of reserves for uncertain tax positions following a favorable ruling in one of our international jurisdictions. The effective tax rate for the three months ended March 31, 2009 was positively impacted by benefits derived from our worldwide legal entity simplification as well as favorable settlements of worldwide tax audits.

The total amount of unrecognized tax benefits as of March 31, 2010 was $135.4 million. During the three months ended March 31, 2010, we decreased our unrecognized tax benefits by $1.5 million from the year ended December 31, 2009. The decrease was primarily due to receiving a favorable ruling in one of our international jurisdictions. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $105.0 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits will decrease by approximately $23 million within the next twelve months as a result of not pursuing certain refund claims.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examinations by the IRS for years prior to 2004. In state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2006. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2005. The IRS is examining our 2004, 2005 and 2006 tax years. We expect the examination will be completed in the first quarter of 2011.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in each of the three months ended March 31, 2010 and 2009 was $0.6 million, net of tax benefits. The total amount of accrued interest as of March 31, 2010 and 2009 was $10.3 million and $7.9 million, respectively, net of tax benefits.

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic (income) cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans		Postretirement Benefit Obligations
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2010	2009	2010	2009
Components of Net Periodic Cost:
Service cost	$1.6	$1.5	$0.2	$0.1
Interest cost	22.8	22.7	0.7	1.2
Expected return on plan assets	(28.3)	(28.8)	—	—
Amortization of prior service cost (credit)	0.1	0.2	(1.2)	(0.9)
Recognized actuarial loss (gain)	5.3	6.0	(0.5)	(0.5)

Net Periodic Cost (Income)	$1.5	$1.6	$(0.8)	$(0.1)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 that we expected to contribute $31.0 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $7.0 million to our postretirement benefit plan for the year ended December 31, 2010. As of March 31, 2010, we have made contributions to our U.S. Non-Qualified plans and non-U.S. pension plans of $8.5 million and postretirement benefit plan of $2.4 million.

During the first quarter of 2010, we recognized a $13.0 million charge to our Consolidated Statement of Operations as a result of the reduction of a deferred tax asset associated with our accrued liability for retiree drug subsidies related to the 2010 Patient Protection and Affordable Care Act which will make subsidy payments taxable in years beginning after December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 10 — Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. We manage our operations through the following two segments: North America (which consists of the U.S. and Canada) and International (which consists of our operations in Europe, Asia Pacific and Latin America). Our customer solution sets are Risk Management Solutions ™, Sales & Marketing Solutions ™ and Internet Solutions ™. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges and our strategic technology investment are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility initiatives, are not allocated to our business segments.

	For the Three Months Ended March 31,
	2010	2009
Revenue:
North America	$304.9	$321.2
International	92.3	75.9

Consolidated Core	397.2	397.1
Divested Business	—	10.3

Consolidated Total	$397.2	$407.4

Operating Income (Loss):
North America	$105.3	$123.2
International	13.4	11.6

Total Divisions	118.7	134.8
Corporate and Other(1)	(25.4)	(20.1)

Consolidated Total	93.3	114.7
Non-Operating Income (Expense), Net	(10.2)	(9.0)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$83.1	$105.7

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended March 31,
	2010	2009
Corporate Costs	$(14.0)	$(14.4)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(2.0)	(4.4)
Restructuring Expense	(4.6)	(1.3)
Strategic Technology Investment	(4.8)	—

Total Corporate and Other	$(25.4)	$(20.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended March 31,
	2010	2009
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$193.3	$207.4
Sales & Marketing Solutions	84.0	84.2
Internet Solutions	27.6	29.6

North America Core Revenue	304.9	321.2
Divested Business(2)	—	—

Total North America Revenue	304.9	321.2

International:
Risk Management Solutions	68.0	58.0
Sales & Marketing Solutions	23.5	17.2
Internet Solutions	0.8	0.7

International Core Revenue	92.3	75.9
Divested Business(2)	—	10.3

Total International Revenue	92.3	86.2

Consolidated Total:
Risk Management Solutions	261.3	265.4
Sales & Marketing Solutions	107.5	101.4
Internet Solutions	28.4	30.3

Core Revenue	397.2	397.1
Divested Business(2)	—	10.3

Consolidated Total Revenue	$397.2	$407.4

(2)	On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This sale has been classified as a “Divestiture.” Our divested business contributed 3% of our total revenue for the three months ended March 31, 2009. The following table represents divested revenue by solution set:

For the Three Months Ended March 31,
2009
Divested Business:
Risk Management Solutions	$8.9
Sales & Marketing Solutions	1.4
Internet Solutions	—

Total Divested Revenue	$10.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

	At March 31, 2010	At December 31, 2009
Assets:
North America	$821.9	$815.0
International	619.6	672.7

Total Divisions	1,441.5	1,487.7
Corporate and Other (primarily taxes)	258.0	261.7

Consolidated Total	$1,699.5	$1,749.4

Goodwill(3):
North America	$266.4	$266.1
International	164.8	174.7

Consolidated Total	$431.2	$440.8

(3)	The decrease in goodwill in the International segment from $174.7 million at December 31, 2009 to $164.8 million at March 31, 2010 was due to the negative impact of foreign currency translation.

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

The transaction was valued at $29.0 million. Transaction costs of $1.0 million were included in operating expenses in the statement of operations. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair value at the date of acquisition. The table below reflects the purchase price related to the acquisition and the resulting purchase price allocations:

	Amortization Life (years)	Acquisition
Current Assets		$1.7
Intangible Assets:
Goodwill		14.6
Customer Relationships	12	8.0
Technology	8	2.4
Trade Name	16.5	0.2
Database	7	2.5

Total Assets Acquired		29.4

Total Liabilities Assumed		(0.4)

Total Purchase Price		$29.0

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

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at March 31, 2010 and December 31, 2009, in our opinion, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at March 31, 2010 and December 31, 2009, because we sell to a large number of customers in different geographical locations.

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

In December 2008 and January 2009, we entered into interest rate swap agreements with an aggregate notional amount of $100 million, and designated these swaps as cash flow hedges against variability in cash flows related to our bank revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. At March 31, 2010, the balance of net derivative losses associated with these swaps included in AOCI was approximately $1.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet at March 31, 2010 and December 31, 2009:

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$—	Other Current Assets	$—	Other Accrued & Current Liabilities	$1.4	Other Accrued & Current Liabilities	$0.8

Total derivatives designated as hedging instruments		$—		$—		$1.4		$0.8

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other Current Assets	$0.4	Other Current Assets	$0.6	Other Accrued & Current Liabilities	$0.2	Other Accrued & Current Liabilities	$0.2

Total derivatives not designated as hedging instruments		$0.4		$0.6		$0.2		$0.2

Total Derivatives		$0.4		$0.6		$1.6		$1.0

The Effect of Derivative Instruments on the Consolidated Statement of Operations for Three Months Ended March 31, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2010	2009		2010	2009		2010	2009
Interest rate contracts	$(0.6)	$(0.4)	Non-Operating Income (Expenses) - Net	$(0.4)	$(0.3)	Non-Operating Income (Expenses) - Net	$—	$—

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

As of March 31, 2010 and 2009, the notional amount of our foreign exchange contracts were $243.3 million and $225.5 million, respectively.

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2010 and 2009:

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income On Derivative
		For the Three Months Ended March 31,
		2010	2009
Forward exchange contracts	Non-Operating Income (Expenses) - Net	$(7.8)	$(2.5)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

In addition to utilizing external valuations, we conduct our own internal assessment of the reasonableness of the external valuations by utilizing a variety of valuation techniques including Black-Scholes option pricing and discounted cash flow models that are consistently applied. Inputs to these models include observable market data such as yield curves, and foreign exchange rates where applicable. Our assessments are designed to identify prices that appear stale, those that have changed significantly from prior valuations and other anomalies that may indicate that a price may not be accurate. We also follow established routines for reviewing and reconfirming valuations with the valuation provider, if deemed appropriate. In addition, the valuation provider has an established challenge process in place for all valuations, which facilitates identification and resolution of potentially erroneous prices. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, and our own creditworthiness and constraints on liquidity. For non-active markets that do not have observable pricing or sufficient trading volumes, or for positions that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate will be used.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table summarizes fair value measurements by level at March 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at March 31, 2010
Assets:
Cash Equivalents(1)	$116.0	$—	$—	$116.0
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$0.4	$—	$0.4

Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$0.2	$—	$0.2
Swap Arrangement(3)	$—	$1.4	$—	$1.4

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)	Primarily represents our interest rate swap agreements. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2009
Assets:
Cash Equivalents(1)	$106.7	$—	$—	$106.7
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$0.6	$—	$0.6

Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$0.2	$—	$0.2
Swap Arrangement(3)	$—	$0.8	$—	$0.8

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)	Primarily represents our interest rate swap agreements. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Items Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. During the year ended December 31, 2009, we recorded an impairment charge of $3.0 million related to certain intangible assets related to the Visible Path acquisition. We determined that the new cost basis of certain intangible assets related to the Visible Path acquisition is zero based on Level III inputs.

At March 31, 2010 and December 31, 2009, our financial instruments included cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term borrowings and foreign exchange forward and option contracts.

At March 31, 2010 and December 31, 2009, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on third-party quotes from financial institutions, are as follows:

	Balance at
	March 31, 2010		December 31, 2009
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term Debt	$299.9	$311.9	$—	$—

Long-term Debt	$400.0	$434.3	$699.8	$747.7

Credit Facilities	$247.3	$241.5	$259.4	$254.8

Note 13 — Divestiture

On May 29, 2009, we completed the sale of substantially all of the assets and liabilities of the domestic portion of our Italian operations to CRIF, S.p.A. (“CRIF”) for $12.2 million (including a working capital adjustment of $1.2 million), which was a part of our International segment. We also entered into a ten year commercial arrangement to provide CRIF with global data for its Italian customers. This arrangement has aggregate future cash payments of approximately $130 million. In addition, this transaction will allow us to improve the quality of the data we provide to our global customers seeking information on Italian customers.

We recorded a pre-tax gain of $6.5 million from the sale in Other Income (Expense)—Net in the consolidated statement of operations for the year ended December 31, 2009. During the three months ended March 31, 2010, we recorded an adjustment to divested net assets of $0.9 million. As of March 31, 2010, we have received $11.3 million in cash. Our domestic Italian operations generated approximately $48 million in revenue and approximately $1 million in operating income in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 14 — Subsequent Events

Dividend Declaration

In May 2010, our Board of Directors approved the declaration of a dividend of $0.35 per share for the second quarter of 2010. This cash dividend will be payable on June 16, 2010 to shareholders of record at the close of business on May 28, 2010.

Share Repurchase Program

In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This new program will begin at the completion of our existing four-year, five million share repurchase program.

Item 1a.	Risk Factors

On May 10, 2010, we held our Investor Day conference during which we discussed with investors and analysts certain of our strategic initiatives and financial and operational expectations for the future.

We may be unable to achieve the financial and operational expectations that we have established for the 2012 timeframe, which could negatively impact our stock price.

We have established financial and operational expectations for the 2012 timeframe that we believe would be achieved based upon our business strategy for the next several years. These financial and operational expectations can only be achieved if the assumptions underlying our business strategy are fully realized, including the achievement of our Strategic Technology Initiative. In addition, we cannot control some of these assumptions (e.g., market growth rates, macroeconomic conditions and customer preferences). As part of our ongoing planning process we will review these assumptions and we intend to provide updates on these expectations from time-to-time as appropriate.

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

We provide solution sets that meet a diverse set of customer needs globally. Customers use our Risk Management Solutions ™ to mitigate credit and supplier risk, increase cash flow and drive increased profitability; our Sales & Marketing Solutions ™ to increase revenue from new and existing customers; and our Internet Solutions ™ to convert prospects into clients faster by enabling business professionals to research companies, executives and industries, over the web.

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

On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This sale has been classified as a “Divestiture.” Our divested business contributed 3% of our total revenue for the three months ended March 31, 2009. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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

We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and charges” because such charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and charges are our restructuring charges, which result from a foundational element of our growth strategy that we refer to as Financial Flexibility. Through Financial Flexibility, management identifies opportunities to improve the performance of the business in terms of reallocating our spending from low-growth or low-value activities to activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. Management is committed through this process to examining how every dollar is spent, and optimizing between variable and fixed costs to ensure flexibility in changes to our operating expense base as we make strategic choices. This enables us to continually and systematically identify improvement opportunities in terms of quality, cost and customer experience. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such non-core gains and charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance before non-core gains and charges and a significant percentage weight is placed upon performance before non-core gains and charges in determining whether performance objectives have been achieved. Management believes that by eliminating non-core gains and charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long-term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “Corporate and Other” expenses and are not allocated to our business segments. See Note 10 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for financial information regarding our segments.

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

In addition, we evaluate our North America Risk Management Solutions based on two metrics: (1) “subscription,” and “non-subscription,” and (2) “DNBi” and “non-DNBi.” We define “subscription” as contracts that allow customers’ unlimited use. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year and “non-subscription” as all other revenue streams. We define “DNBi” as our interactive, customizable online application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis and “non-DNBi” as all other revenue streams. Management believes these measures provide further insight into our performance and growth of our North America Risk Management Solutions revenue.

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

See “Results of Operations” below for a discussion of our results reported on a GAAP basis.

Overview

We manage and report our operations under the following two segments:

•	North America (which consists of the United States and Canada); and

•	International (which consists of our operations in Europe, Asia Pacific and Latin America).

The financial statements of our subsidiaries outside North America reflect a fiscal quarter ended February 28 to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

The following table presents the contribution by segment to core revenue and total revenue:

	For the Three Months Ended March 31,
	2010	2009
Core Revenue:
North America	77%	81%
International	23%	19%
Total Revenue:
North America	77%	79%
International	23%	21%

The following table presents contributions by customer solution set to core revenue and total revenue:

	For the Three Months Ended March 31,
	2010	2009
Core Revenue by Customer Solution Set:
Risk Management Solutions	66%	66%
Sales & Marketing Solutions	27%	26%
Internet Solutions	7%	8%
Total Revenue by Customer Solution Set(1):
Risk Management Solutions	66%	65%
Sales & Marketing Solutions	27%	25%
Internet Solutions	7%	7%

(1)	Our divested business contributed 3% of our total revenue for the three months ended March 31, 2009. See Note 10 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

Our customer solution sets are discussed in greater detail in “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Risk Management Solutions

Our Traditional Risk Management Solutions include our DNBi Solution and also consist of reports from our database used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2010	2009
Risk Management Solutions Revenue	75%	76%
Total Revenue	50%	50%
Core Revenue	50%	51%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2010	2009
Risk Management Solutions Revenue	19%	19%
Total Revenue	13%	12%
Core Revenue	13%	12%

Our Supply Management Solutions can help companies better understand the financial risks of their supply chains. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2010	2009
Risk Management Solutions Revenue	6%	5%
Total Revenue	3%	3%
Core Revenue	3%	3%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2010	2009
Sales & Marketing Solutions Revenue	39%	39%
Total Revenue	10%	10%
Core Revenue	10%	10%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2010	2009
Sales & Marketing Solutions Revenue	61%	61%
Total Revenue	17%	15%
Core Revenue	17%	16%

Critical Accounting Policies and Estimates

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recently Issued Accounting Standards

See Note 2 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for disclosure of the impact that recent accounting pronouncements may have on our unaudited consolidated financial statements.

Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in Item 1. of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2009, all of which have been prepared in accordance with GAAP.

Consolidated Revenue

The following table presents our core and total revenue by segment:

	For the Three Months Ended March 31,
	2010	2009
	(Amounts in millions)
Revenue:
North America	$304.9	$321.2
International	92.3	75.9

Core Revenue	397.2	397.1
Divested Business	—	10.3

Total Revenue	$397.2	$407.4

The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended March 31,
	2010	2009
	(Amounts in millions)
Revenue:
Risk Management Solutions	$261.3	$265.4
Sales & Marketing Solutions	107.5	101.4
Internet Solutions	28.4	30.3

Core Revenue	397.2	397.1
Divested Business	—	10.3

Total Revenue	$397.2	$407.4

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Total revenue decreased $10.2 million, or 3% (4% decrease before the effect of foreign exchange), for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease in total revenue was primarily driven by a decrease in North America revenue of $16.3 million, or 5% (6% decrease before the effect of foreign exchange), partially offset by an increase in total International revenue of $6.1 million, or 7% (1% increase before the effect of foreign exchange). Our divestiture of the domestic portion of our Italian operations in the second quarter of 2009 accounted for $10.3 million in revenue for the three months ended March 31, 2009.

Core revenue, which reflects total revenue less revenue from a divested business, increased $0.1 million, or less than 1% (1% decrease before the effect of foreign exchange), for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The primary drivers of this change are:

•	Growth in our subscription plans from existing customers;

•

Increased revenue as a result of a) our consolidation of our majority owned joint venture in RoadWay International Limited (“RoadWay”) in China completed in the third quarter of 2009; b) our acquisition of substantially all of the assets of Bisnode’s UK operations and a 100% equity interest in Bisnode’s Irish operations (“ICC”) completed in the third quarter of 2009; and c) our acquisition of Quality Education Data (“QED”) an acquisition we completed in the first quarter of 2009, which in the aggregate, contributed three points of growth;

•	The positive impact of foreign exchange; and

•

Increased revenue from a) providing cross-border data to members of our D&B Worldwide Network attributable to fulfillment services and product usage; and b) our commercial agreement to provide global data to our Italian customers entered into in connection with our divestiture of the domestic portion of our Italian operations;

partially offset by:

•	Lower purchases from our customers due to a weak economy and their budgetary pressures; and

•	Shift in timing of renewals primarily into prior year periods.

Customer Solution Sets

On a customer solution set basis, core revenue reflects:

•

A $4.1 million, or 2% decrease (3% decrease before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in North America of $14.1 million, or 7% (both before and after the effect of foreign exchange), partially offset by an increase in revenue in International of $10.0 million, or 17% (11% increase before the effect of foreign exchange);

•

A $6.1 million, or 6% increase (5% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in International of $6.3 million, or 38% (31% increase before the effect of foreign exchange), partially offset by a decrease in revenue in North America of $0.2 million, or less than 1% (1% decrease before the effect of foreign exchange); and

•

A $1.9 million, or 6% decrease (7% decrease before the effect of foreign exchange), in Internet Solutions. The decrease was driven by a decrease in North America of $2.0 million, or 7% (both before and after the effect of foreign exchange), partially offset by an increase in revenue in International of $0.1 million, or 15% (4% increase before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
	(Amounts in millions)
Operating Expenses	$132.3	$116.9
Selling and Administrative Expenses	151.8	158.8
Depreciation and Amortization	15.2	15.7
Restructuring Charge	4.6	1.3

Operating Costs	$303.9	$292.7

Operating Income	$93.3	$114.7

Operating Expenses

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Operating expenses increased $15.4 million, or 13%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase was primarily due to the following:

•

Increased costs associated with our investments, including $4.3 million for our strategic technology investment designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers;

•

Increased data acquisition costs and fulfillment costs primarily associated with a) our consolidation of our majority owned joint venture in RoadWay in China in the third quarter of 2009; and b) our acquisition of ICC completed in the third quarter of 2009; and

•	The negative impact of foreign exchange;

partially offset by:

•	Lower expenses related to our divestiture of the domestic portion of our Italian operations and our reengineering efforts.

Selling and Administrative Expenses

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Selling and administrative expenses decreased $7.0 million, or 4%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease was primarily due to the following:

•	Lower expenses related to reengineering efforts and decreased revenue (i.e., commissions); and

•	Lower expenses related to our divestiture of the domestic portion of our Italian operations;

partially offset by:

•

Increased selling expenses primarily associated with a) our consolidation of our majority owned joint venture in RoadWay in China in the third quarter of 2009 and b) our acquisition of ICC completed in the third quarter of 2009;

•

Increased costs due to our product investments, including $0.5 million for our strategic technology investment designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers; and

•	The negative impact of foreign exchange.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and 401(k) Plan

We had net pension cost of $1.5 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively. Lower pension cost in 2010 was driven by the impact of a longer amortization period applied to our U.S. Qualified Plan. The lower pension cost was substantially offset by lower discount rates applied to our plans at January 1, 2010 and higher actuarial losses subject to amortization. Beginning in November 2009, the amortization period applied to the unrecognized actuarial gains or losses for our U.S. Qualified Plan has been changed from average future service years of active participants to average life expectancy of all plan participants. The change was the result of almost all the plan participants being deemed inactive.

We had postretirement benefit income of $0.8 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. The increase in income from 2009 to 2010 was primarily due to higher amortization of a prior service credit, resulting from a plan amendment which was effective March 1, 2010, that eliminates, in all material respects, the company-paid life insurance benefits for retirees. In addition, we will share the minimum necessary amount of subsidies received from the government in any year to maintain actuarial equivalence to the extent possible.

We had expense associated with our 401(k) Plan of $1.3 million and $3.9 million for the three months March 31, 2010 and 2009, respectively. The decrease in expense in 2010 was due to the amendment of our employer matching provision in the 401(k) Plan effective in February 2009, to decrease our match formula from 100% to 50% of a team member’s contributions and to decrease the maximum match from seven percent (7%) to three percent (3%) of such team member’s eligible compensation, subject to certain 401(k) Plan limitations.

Effective April 1, 2010, we increased the employer maximum match from three percent (3%) to seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations and we will continue to match 50% of a team member’s contributions.

Stock-Based Compensation

For the three months ended March 31, 2010, we recognized total stock-based compensation expense of $5.4 million, compared to $7.6 million for the three months ended March 31, 2009.

Expense associated with our stock option programs was $2.2 million for the three months ended March 31, 2010, compared to $3.9 million for the three months ended March 31, 2009. The decrease was primarily due to the timing of our forfeiture assumption true-up. For the first quarter of 2010, we use a daily forfeiture assumption true-up as compared to the first quarter of 2009 where we used a forfeiture true-up assumption on an annual basis.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $3.0 million for the three months ended March 31, 2010, compared to $3.4 million for the three months ended March 31, 2009. The decrease was primarily due to lower expense as a result of higher forfeitures associated with terminated employees as well as fewer awards being issued in 2010 as compared to the same period in 2009, offset by the accelerated expensing of an award issued to a retiree eligible executive.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million for the three months ended March 31, 2010, compared to $0.3 million for the three months ended March 31, 2009.

We expect total equity-based compensation of approximately $22.7 million for 2010. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization decreased $0.5 million, or 3%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.

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

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

During the three months ended March 31, 2010, we recorded a $4.6 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $2.1 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 85 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.5 million.

During the three months ended March 31, 2009, we recorded a $1.3 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $0.9 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 25 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.4 million.

Interest Income (Expense) — Net

The following table presents our “Interest Income (Expense) – Net” for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
	(Amounts in millions)
Interest Income	$0.5	$1.1
Interest Expense	(11.5)	(11.4)

Interest Income (Expense) - Net	$(11.0)	$(10.3)

For the three months ended March 31, 2010, interest income decreased $0.6 million and interest expense increased $0.1 million as compared to the three months ended March 31, 2009. The decrease in interest income is primarily attributable to lower interest rates. The increase in interest expense is attributable to higher amounts of debt outstanding partially offset by lower interest rates.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
	(Amounts in millions)
Effect of Legacy Tax Matters	0.3	0.2
Miscellaneous Other Income (Expense) - Net	0.5	1.1

Other Income (Expense) - Net	$0.8	$1.3

Provision for Income Taxes

For the three months ended March 31, 2010, our effective tax rate was 44.9% as compared to 1.6% for the three months ended March 31, 2009. Our effective tax rate for the three months ended March 31, 2010 was negatively impacted by the reduction of a deferred tax asset associated with our accrued liability for retiree drug subsidies related to the 2010 Patient Protection and Affordable Care Act which will make subsidy payments taxable in years beginning after December 31, 2012 and positively impacted by the release of reserves for uncertain tax positions following a favorable ruling in one of our international jurisdictions. The effective tax rate for the three months ended March 31, 2009 was positively impacted by benefits derived from our worldwide legal entity simplification as well as favorable settlements of worldwide tax audits.

The total amount of unrecognized tax benefits as of March 31, 2010 was $135.4 million. During the three months ended March 31, 2010, we decreased our unrecognized tax benefits by $1.5 million from the year ended December 31, 2009. The decrease was primarily due to receiving a favorable ruling in one of our international jurisdictions. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $105.0 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits will decrease by approximately $23 million within the next twelve months as a result of not pursuing certain refund claims.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examinations by the IRS for years prior to 2004. In state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2006. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2005. The IRS is examining our 2004, 2005 and 2006 tax years. We expect the examination will be completed in the first quarter of 2011.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in each of the three months ended March 31, 2010 and 2009 was $0.6 million, net of tax benefits. The total amount of accrued interest as of March 31, 2010 and 2009 was $10.3 million and $7.9 million, respectively, net of tax benefits.

Earnings per Share

In accordance with authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities.

The following table sets forth our EPS for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$0.93	$1.95

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$0.92	$1.93

For the three months ended March 31, 2010, both basic EPS attributable to D&B common shareholders and diluted EPS attributable to D&B common shareholders decreased 52%, compared with the three months ended March 31, 2009, due to a decrease of 56% in net income primarily due to a tax benefit in the prior year quarter derived from our worldwide legal entity simplification, the reduction of a deferred tax asset in the current quarter associated with our accrued liability for retiree drug subsidies attributed to recent U.S. legislation on health care and our recent strategic technology investment, partially offset by a 5% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases.

During the three months ended March 31, 2010, we repurchased 0.3 million shares of common stock for $25.0 million under our Board of Directors approved share repurchase program. In addition, we repurchased 0.5 million shares of common stock for $39.8 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

Segment Results

Our results are reported under the following two segments: North America and International. The segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

North America

North America is our largest segment representing 77% of our total revenue for the three months ended March 31, 2010 as compared to 79% of our total revenue for the three months ended March 31, 2009.

North America represented 77% of our core revenue for the three months ended March 31, 2010 as compared to 81% of our core revenue for the three months ended March 31, 2009.

There were no divestitures within this segment during the three months ended March 31, 2010 and 2009. The following table presents our North America total and core revenue by customer solution set and North America operating income for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
	(Amounts in millions)
Revenue:
Risk Management Solutions	$193.3	$207.4
Sales & Marketing Solutions	84.0	84.2
Internet Solutions	27.6	29.6

North America Total and Core Revenue	$304.9	$321.2

Operating Income	$105.3	$123.2

North America Overview

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

North America total and core revenue decreased $16.3 million, or 5% (6% decrease before the effect of foreign exchange), for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

North America Customer Solution Sets

On a customer solution set basis, the $16.3 million decrease in core revenue for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $14.1 million, or 7% (both before and after the effect of foreign exchange).

For the three months ended March 31, 2010, Traditional Risk Management Solutions, which accounted for 73% of total North America Risk Management Solutions, decreased 8% (9% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our traditional products due to economic and budgetary pressures experienced by our customers; and

•	Lower demand in 2009 in our ratable subscription products which impacted our first quarter 2010 results;

partially offset by:

•

Growth in our subscription plans in our first quarter 2010 due to: a) continued high retention and increased dollar spend per customer resulting from an increased emphasis on our value proposition; and b) higher purchases from our existing customers due to a conversion from our legacy products to subscription plans, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data. We continue to see high single digit price lifts when existing customers renew and double digit price lifts when customers convert to DNBi. However, with more than half of our Risk Management Solutions revenue derived from DNBi, we have a smaller base available for conversion for the future.

For the three months ended March 31, 2010, Value-Added Risk Management Solutions, which accounted for 20% of total North America Risk Management Solutions, decreased 5% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	A shift in timing of renewals primarily into prior year periods; and

•	A decrease in revenue due to loss of a customer contract;

partially offset by:

•	Higher purchases from existing customers of new modules enabled by our DNBi platform.

For the three months ended March 31, 2010, Supply Management Solutions, which accounted for 7% of total North America Risk Management Solutions, increased 3% (both before and after the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	A decrease in Sales & Marketing Solutions of $0.2 million, or less than 1% (1% decrease before the effect of foreign exchange).

For the three months ended March 31, 2010, Traditional Sales & Marketing Solutions, which accounted for 34% of total North America Sales & Marketing Solutions, decreased 9% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our legacy products from our customers due to a weak economy;

•

Lower purchases of our legacy products from our customers due to budgetary pressures. These budgetary pressures have caused our customers to shift from direct mail activities to digital marketing to reduce costs; and

•	A shift in timing of renewals primarily into prior year periods;

partially offset by:

•	Increased revenue associated with our acquisition of QED completed during the first quarter of 2009, which contributed four points of growth.

For the three months ended March 31, 2010, Value-Added Sales & Marketing Solutions, which accounted for 66% of total North America Sales & Marketing Solutions, increased 4% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Increased purchases of our products from our existing customers. We continue to have consistent customer retention and the dollar spend per customer has increased;

partially offset by:

•	A shift in timing of renewals primarily into prior year periods.

Internet Solutions

•

A decrease in Internet Solutions of $2.0 million, or 7% (both before and after the effect of foreign exchange), as a result of a decline in renewal sales in 2009 of our subscription plans and a decline in advertising revenue.

The lower demand we experienced in North America in 2009 will impact our 2010 financial results. Our first quarter revenue decline for North America was similar to the fourth quarter 2009. However, we expect a gradual recovery as 2010 unfolds. For 2010, we expect revenue in North America to be slightly better than 2009. We expect to show a gradual improvement in trends over the course of the year as a result of:

1)	Improving upfront customer commitment trends;

2)	Greater sales force effectiveness and new customer acquisition due to our reorganization of our North America sales organization; and

3)	The benefit of our 2009 product investments.

As expected, our Risk Management Solutions revenue results in the first quarter of 2010 experienced the impact of lower 2009 up-front demand for our subscription products. Specifically, the Risk Management Solutions rate of decline was slightly worse in the first quarter of 2010 than it was in the fourth quarter of 2009. We expect gradual improvement over the second half of 2010.

In addition, since our Internet Solutions business is primarily a subscription business, the results reflect our weak up-front demand in sales in 2009. We expect improvements in the latter part of the year as we anniversary the lower up-front demand from 2009 and benefit from our product and technology investments.

North America Operating Income

North America operating income for the three months ended March 31, 2010 was $105.3 million, compared to $123.2 million for the three months ended March 31, 2009, a decrease of $17.9 million, or 15%. The decrease in operating income was primarily attributable to:

•	A decrease in North America revenue; and

•	Increased costs associated with our investments;

partially offset by:

•	Lower costs as a result of our reengineering efforts and decreased variable expenses (e.g., commissions).

International

International represented 23% of our total revenue for the three months ended March 31, 2010 as compared to 21% of our total revenue for the three months ended March 31, 2009.

On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This sale has been classified as a “Divestiture.” See Note 13 to our unaudited consolidated financial statements included in Item 8. of this Quarterly Report on Form 10-Q for further detail. Our divested business contributed 3% of our total revenue for the three months ended March 31, 2009.

International represented 23% of our core revenue for the three months ended March 31, 2010, as compared to 19% of our core revenue for the three months ended March 31, 2009.

The following table presents our International revenue by customer solution set and International operating income for the three months ended March 31, 2010 and 2009.

Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set.

	For the Three Months Ended March 31,
	2010	2009
	(Amounts in millions)
Revenue:
Risk Management Solutions	$68.0	$58.0
Sales & Marketing Solutions	23.5	17.2
Internet Solutions	0.8	0.7

International Core Revenue	92.3	75.9
Divested Businesses	—	10.3

International Total Revenue	$92.3	$86.2

Operating Income	$13.4	$11.6

International Overview

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

International total revenue increased $6.1 million, or 7% (1% increase before the effect of foreign exchange), for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, reflecting an increase of $16.4 million, or 22% (15% increase before the effect of foreign exchange), in core revenue. Our divestiture of the domestic portion of our Italian operations in the second quarter of 2009 accounted for $10.3 million in revenue for the three months ended March 31, 2009. The increase in core revenue was primarily due to:

•

Increased revenue as a result of the acquisition of ICC completed in the third quarter of 2009 and our consolidation of our majority owned joint venture in RoadWay in China completed in the third quarter of 2009, which in the aggregate, contributed nine points of growth;

•	The positive impact of foreign exchange; and

•

Increased revenue from a) providing increased cross-border data to members of our D&B Worldwide Network attributable to fulfillment services and product usage; b) our commercial agreement to provide global data entered into in connection with our divestiture of the domestic portion of our Italian operations; and c) our focus on investments in data quality.

International Customer Solution Sets

On a customer solution set basis, the $16.4 million increase in International core revenue for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $10.0 million, or 17% (11% increase before the effect of foreign exchange).

For the three months ended March 31, 2010, Traditional Risk Management Solutions, which accounted for 83% of International Risk Management Solutions, increased 16% (9% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

•	Increased revenue as a result of the acquisition of ICC completed in the third quarter of 2009, which contributed seven points of growth;

•	The positive impact of foreign exchange; and

•

Increased revenue from a) providing cross-border data to members of our D&B Worldwide Network attributable to fulfillment services and product usage; and b) our commercial agreement to provide global data entered into in connection with our divestiture of the domestic portion of our Italian operations.

For the three months ended March 31, 2010, Value-Added Risk Management Solutions, which accounted for 16% of International Risk Management Solutions, increased 24% (16% increase before the effect of foreign exchange) primarily due to increased revenue from members of our D&B Worldwide Network, primarily related to our commercial agreement to provide global data entered into in connection with our divestiture of the domestic portion of our Italian operations.

For the three months ended March 31, 2010, Supply Management Solutions, which accounted for 1% of International Risk Management Solutions, increased 37% (27% increase before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $6.3 million, or 38% (31% increase before the effect of foreign exchange).

For the three months ended March 31, 2010, Traditional Sales & Marketing Solutions, which accounted for 57% of International Sales & Marketing Solutions, increased 63% (55% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of our consolidation of our majority owned joint venture in RoadWay in China completed in the third quarter of 2009, which contributed thirty-four points of growth, and increased purchases from existing customers in certain of our markets.

For the three months ended March 31, 2010, Value-Added Sales & Marketing Solutions, which accounted for 43% of International Sales & Marketing Solutions, increased 14% (8% increase before the effect of foreign exchange). The increase was primarily due to a shift in timing of renewals from the second quarter of 2010 into the first quarter of 2010.

Internet Solutions

•	An increase in Internet Solutions of $0.1 million, or 15% (4% increase before the effect of foreign exchange), on a small base.

International Operating Income

International operating income for the three months ended March 31, 2010 was $13.4 million, compared to $11.6 million for the three months ended March 31, 2009, an increase of $1.8 million, or 15%, primarily due to:

•	An increase in core revenue;

•	Lower costs as a result of our divestiture of the domestic portion of our Italian operations; and

•	Lower costs as a result of our reengineering efforts;

partially offset by:

•

Higher variable selling expenses related to a) increased revenue (e.g., commissions, bonus, etc.); b) our consolidation of our majority owned joint venture in RoadWay in China completed in the third quarter of 2009; and c) the acquisition of ICC completed in the third quarter of 2009; and

•

Increased data acquisition costs and fulfillment costs primarily associated with our consolidation of our majority owned joint venture in RoadWay in China completed in the third quarter of 2009 and our acquisition of ICC completed in the third quarter of 2009.

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

•	Our ability to implement and derive the benefits of our strategic technology investment program announced in February 2010;

•	Demand for our products is subject to intense competition, changes in customer preferences and economic conditions which impact customer behavior;

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

•	Our ability to introduce new solutions or services, including in a seamless way and without disruption to existing solutions such as DNBi;

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

We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (twelve months or less), including restructuring charges, transition costs, contractual obligations and contingencies (see Note 7 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. Such borrowings would be supported by our credit facility, when needed.

We have $300 million of senior notes maturing on March 15, 2011 and intend to refinance the notes. While we believe we will be able to refinance the notes, we also have the ability to retire the notes as they come due based on available borrowing capacity under our credit facility, future cash provided by operations, and current cash balances.

The unprecedented disruption in the current economic environment has had a significant adverse impact on a number of commercial and financial institutions. Our liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future. Management continues to closely monitor our liquidity, the credit markets and our financial counterparties. However, management cannot predict with any certainty the impact to us of any further disruption in the credit environment.

Cash Provided by Operating Activities

Net cash provided by operating activities was $128.5 million and $122.9 million for the three months ended March 31, 2010 and 2009, respectively. The $5.6 million increase was primarily driven by:

•	A decrease in tax payments;

partially offset by:

•	Decreased net income of our underlying business excluding the impact of non-cash gains and losses.

Cash Used in Investing Activities

Net cash used in investing activities was $27.6 million for the three months ended March 31, 2010, as compared to net cash used in investing activities of $51.3 million for the three months ended March 31, 2009. The $23.7 million change primarily reflects the following activities:

•	During the three months ended March 31, 2009, we spent $30.5 million, net of cash acquired, primarily due to the acquisition of QED;

partially offset by:

•

Cash settlements of our foreign currency contracts for our hedged transactions resulted in $7.8 million of cash outflow for the three months ended March 31, 2010 as compared to $0.6 million cash outflow during the three months ended March 31, 2009.

Cash Used in Financing Activities

Net cash used in financing activities was $92.7 million and $52.8 million for the three months ended March 31, 2010 and 2009, respectively. As set forth below, this $39.9 million increase primarily relates to an increase in share repurchases and stock-based programs partially offset by reduction in borrowings in contractual obligations.

Share Repurchases

During the three months ended March 31, 2010, we repurchased 0.8 million shares of common stock for $64.8 million. The share repurchases are comprised of the following programs:

•

In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009 upon completion of our then existing $400 million, two-year repurchase program. We repurchased 0.3 million shares of common stock for $25.0 million under this repurchase program during the three months ended March 31, 2010. We anticipate that this program will be completed by December 2011.

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 0.5 million shares of common stock for $39.8 million under this program during the three months ended March 31, 2010. This program expires in August 2010.

During the three months ended March 31, 2009, we repurchased 0.6 million shares of common stock for $42.1 million. The share repurchases are comprised of the following programs:

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which commenced in February 2008. We repurchased 0.2 million shares of common stock for $15.0 million under this share repurchase program during the three months ended March 31, 2009; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 0.4 million shares of common stock for $27.1 million under this program during the three months ended March 31, 2009. This repurchase program expires in August 2010.

Stock-based Programs

For the three months ended March 31, 2010, net proceeds from stock-based awards were $0.4 million as compared to $8.7 million for the three months ended March 31, 2009. The decrease was attributed to a decrease in the volume of stock option exercises during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Contractual Obligations

Debt

In April 2008, we issued notes with a face value of $400 million that mature on April 1, 2013, bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The proceeds from this issuance were used to repay indebtedness under our credit facility.

On January 30, 2008, we entered into interest rate derivative transactions with an aggregate notional amount of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in AOCI. In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a loss and a payment of $8.5 million at the date of termination. The payments are recorded in AOCI, and are being amortized over the life of the 2013 notes.

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes, bearing interest at a fixed annual rate of 6.625% which matured on March 15, 2006.

On February 10, 2006 and September 30, 2005, we entered into interest rate derivative transactions with aggregate notional amounts of $100 million and $200 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the issuance of the 2011 notes. These transactions were accounted for as cash flow hedges. Changes in fair value of the hedges that took place through the date of the issuance of the 2011 notes were recorded in AOCI. These interest rate derivative transactions were executed in connection with the issuance of the 2011 notes, resulting in proceeds of $5.0 million at the date of termination. The proceeds are recorded in AOCI and are being amortized over the life of the 2011 notes.

Credit Facility

At December 31, 2007, we had a $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. We had $247.3 million and $199.0 million of borrowings outstanding under the $650 million credit facility at March 31, 2010 and 2009, respectively. We borrowed under these facilities from time-to-time during the three months ended March 31, 2010 to fund our share repurchases and working capital needs.

Future Liquidity—Sources and Uses of Funds

Share Repurchases and Dividends

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, our Board of Directors approved in August 2006, a four-year, five million share repurchase program. During the three months ended March 31, 2010, we repurchased 0.5 million shares of common stock for $39.8 million under this program with 0.3 million shares remaining to be repurchased. This program expires in August 2010.

In February 2009, our Board of Directors approved a $200 million share repurchase program which commenced in December 2009. During the three months ended March 31, 2010, we repurchased 0.3 million shares of common stock for $25.0 million under this program with $152.3 million remaining under this program. We anticipate that this program will be completed by December 2011.

In May 2010, our Board of Directors approved the declaration of a dividend of $0.35 per share for the second quarter of 2010. This cash dividend will be payable on June 16, 2010 to shareholders of record at the close of business on May 28, 2010.

In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This new program will begin at the completion of our existing four-year, five million share repurchase program.

Strategic Technology Investment Program

On February 4, 2010, we announced a strategic technology investment program which we believe will strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers. We anticipate spending approximately $110 million to $130 million over approximately the next two years to complete the program, with approximately $45 million to $55 million of the spend occurring in 2010. Approximately 60% of the spend will be recognized as an increase to expenses and the remainder as capital expenditures.

Debt

We have $300 million of senior notes maturing on March 15, 2011 and intend to refinance the notes. While we believe we will be able to refinance the notes, we also have the ability to retire the notes as they come due based on available borrowing capacity under our credit facility, future cash provided by operations, and current cash balances.

Spin-off Obligation

As part of our spin-off from Moody’s/The Dun & Bradstreet Corporation (“D&B2”) in 2000, Moody’s/D&B2 and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s/D&B2 and D&B agreed that Moody’s/D&B2 would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s/D&B2). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the Internal Revenue Service (“IRS”) issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the other party for the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s/D&B2 and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s/D&B2 options and Moody’s/D&B2 would be entitled to deduct the compensation expense associated with Moody’s/D&B2 employees exercising D&B options). We have filed tax returns for 2001 through 2008, and made estimated tax deposits for 2009 and 2010, consistent with the IRS’ rulings. Under the TAA, we may be required to reimburse Moody’s/D&B2 for the loss of compensation expense deductions relating to tax years 2003 to the first quarter of 2010 of approximately $21.6 million in the aggregate for such years, which amounts principally relate to the years 2006-2010. In 2005 and 2006, we paid Moody’s/D&B2 approximately $30.1 million in the aggregate under the TAA. We have not made any payments to Moody’s/D&B2 since the first quarter of 2006. We may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS’ rulings.

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

Unrecognized Tax Benefits

In addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2009, we have a total amount of unrecognized tax benefits of $135.4 million as of March 31, 2010. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $127.7 million.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2009.

Fair Value Measurements

As described in Note 12 to our unaudited consolidated financial statements included in Part I. Item I. of this Quarterly Report on Form 10-Q, effective January 1, 2008, we adopted the authoritative guidance for fair value measurements in ASC 820-10, “Fair Value Measurements and Disclosures,” which has been applied prospectively beginning January 1, 2008 for all financial assets and liabilities recognized in the consolidated financial statements at fair value. The authoritative guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. The guidance also allowed for a one-year delay of the effective date for fair value measurements for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We delayed the effective date and applied the measurement provisions for all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis until January 1, 2009. Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of March 31, 2010, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of March 31, 2010, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2009 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended March 31, 2010, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended March 31, 2010, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(Amounts in millions, except per share data)
January 1 - 31, 2010	0.2	$83.39	0.2	—	$—
February 1 - 28, 2010	0.4	$77.17	0.4	—	$—
March 1 - 31, 2010	0.2	$70.08	0.2	—	$—

	0.8	$77.04	0.8	0.3	$152.3

(a)	During the three months ended March 31, 2010 we repurchased 0.5 million shares of common stock for $39.8 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in August 2006 and expires in August 2010. The maximum number of shares authorized for repurchase under this program is 5.0 million shares, of which 4.7 million shares have been repurchased as of March 31, 2010.

(b)	During the three months ended March 31, 2010, we repurchased 0.3 million shares of common stock for $25.0 million related to a previously announced $200 million share repurchase program approved by our Board of Directors in February 2009. We anticipate that this program will be completed by December 2011.

Item 6.	Exhibits

Exhibit 10.1†	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

Exhibit 10.2†	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

Exhibit 10.3†	Forms of Change in Control Severance Agreements.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ Anastasios G. Konidaris
Anastasios G. Konidaris
Senior Vice President and Chief Financial Officer

Date: May 10, 2010

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller

Date: May 10, 2010