Form 10-Q
period 2010-06-30
DUN & BRADSTREET CORP/NW
filed 2010-08-04
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer  ☒         Accelerated filer  ☐        Non-accelerated filer  ☐         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at June 30, 2010
Common Stock, par value $0.01 per share	50,052,864

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in millions, except per share data)
Revenue	$397.3	$416.9	$794.5	$824.3

Operating Expenses	129.4	129.5	261.7	246.4
Selling and Administrative Expenses	159.8	161.7	311.6	320.5
Depreciation and Amortization	16.0	12.9	31.2	28.6
Restructuring Charge	1.6	2.8	6.2	4.1

Operating Costs	306.8	306.9	610.7	599.6

Operating Income	90.5	110.0	183.8	224.7

Interest Income	0.4	0.8	0.9	1.9
Interest Expense	(11.8)	(11.4)	(23.3)	(22.8)
Other Income (Expense) - Net	1.7	14.6	2.5	15.9

Non-Operating Income (Expense) - Net	(9.7)	4.0	(19.9)	(5.0)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	80.8	114.0	163.9	219.7
Provision for Income Taxes	24.6	36.5	61.9	38.1
Equity in Net Income of Affiliates	0.2	0.4	0.2	0.7

Net Income	56.4	77.9	102.2	182.3
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.4)	(1.1)	0.8	(1.3)

Net Income Attributable to D&B	$56.0	$76.8	$103.0	$181.0

Basic Earnings Per Share of Common Stock
Attributable to D&B Common Shareholders	$1.12	$1.45	$2.04	$3.40

Diluted Earnings Per Share of Common Stock
Attributable to D&B Common Shareholders	$1.10	$1.43	$2.02	$3.36

Weighted Average Number of Shares Outstanding - Basic	50.0	52.6	50.2	52.8
Weighted Average Number of Shares Outstanding - Diluted	50.5	53.2	50.7	53.4
Cash Dividend Paid Per Common Share	$0.35	$0.34	$0.70	$0.68
Comprehensive Income Attributable to D&B	$34.9	$110.5	$55.6	$210.2

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	June 30, 2010	December 31, 2009
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$209.7	$222.9
Accounts Receivable, Net of Allowance of $15.2 at June 30, 2010 and $15.5 at December 31, 2009	394.7	464.1
Other Receivables	9.2	8.0
Prepaid Taxes	3.6	3.1
Deferred Income Tax	29.1	31.4
Current Assets Held for Sale	0.8	0.0
Other Current Assets	37.8	30.1

Total Current Assets	684.9	759.6

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $81.5 at June 30, 2010 and $80.6 at December 31, 2009	51.7	53.6
Computer Software, Net of Accumulated Amortization of $344.9 at June 30, 2010 and $347.7 at December 31, 2009	130.9	119.2
Goodwill	422.3	440.8
Deferred Income Tax	171.5	181.9
Other Receivables	47.5	43.8
Other Intangibles	74.9	91.2
Other Non-Current Assets	48.8	59.3

Total Non-Current Assets	947.6	989.8

Total Assets	$1,632.5	$1,749.4

LIABILITIES
Current Liabilities
Accounts Payable	$41.4	$36.4
Accrued Payroll	68.3	104.9
Accrued Income Tax	14.6	3.0
Current Liabilities Held for Sale	15.0	0.0
Short-Term Debt	301.3	1.7
Other Accrued and Current Liabilities (Note 6)	184.1	173.4
Deferred Revenue	535.9	539.7

Total Current Liabilities	1,160.6	859.1

Pension and Postretirement Benefits	453.2	490.5
Long-Term Debt	625.1	961.8
Liabilities for Unrecognized Tax Benefits	117.1	115.5
Other Non-Current Liabilities	60.4	56.5

Total Liabilities	2,416.4	2,483.4

Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	0.0	0.0
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	0.0	0.0
Series Common Stock, $0.01 par value per share, authorized -10.0 shares; outstanding - none	0.0	0.0
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	222.8	209.5
Retained Earnings	1,898.4	1,830.7
Treasury Stock, at cost, 31.9 shares at June 30, 2010 and 30.7 shares at December 31, 2009	(2,187.2)	(2,097.7)
Accumulated Other Comprehensive Income (Loss)	(727.3)	(689.0)

Total D&B Shareholders’ Equity (Deficit)	(792.5)	(745.7)

Noncontrolling Interest	8.6	11.7

Total Equity (Deficit)	(783.9)	(734.0)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,632.5	$1,749.4

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2010	2009
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$102.2	$182.3
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	31.2	28.6
Amortization of Unrecognized Pension Loss	7.4	9.5
Gain from Sales of Businesses	(0.9)	(11.5)
Impairment of Intangible Assets	6.8	0.0
Income Tax Benefit from Stock-Based Awards	4.7	8.8
Excess Tax Benefit on Stock-Based Awards	(0.8)	(3.6)
Equity-Based Compensation	11.6	12.4
Restructuring Charge	6.2	4.1
Restructuring Payments	(11.0)	(13.6)
Deferred Income Taxes, Net	1.5	12.9
Accrued Income Taxes, Net	20.5	(54.0)
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	56.4	74.9
Increase in Other Current Assets	(7.7)	(2.1)
Increase (Decrease) in Deferred Revenue	21.0	(5.5)
Increase in Accounts Payable	7.3	14.5
Net Decrease in Accrued Liabilities	(26.9)	(14.5)
Net Decrease in Other Accrued and Current Liabilities	(0.7)	(0.6)
Changes in Non-Current Assets and Liabilities:
Net Decrease in Other Long-Term Assets	2.0	10.4
Net Decrease in Long-Term Liabilities	(22.3)	(20.1)
Net, Other Non-Cash Adjustments	2.5	1.5

Net Cash Provided by Operating Activities	211.0	234.4

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	0.0	10.8
Payments for Acquisitions of Businesses, Net of Cash Acquired	(0.5)	(31.6)
Investment in Debt Security	0.0	(5.0)
Cash Settlements of Foreign Currency Contracts	(8.1)	11.6
Capital Expenditures	(6.0)	(3.4)
Additions to Computer Software and Other Intangibles	(27.3)	(28.2)
Net, Other	5.8	(0.2)

Net Cash (Used in) Provided by Investing Activities	(36.1)	(46.0)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(94.8)	(79.0)
Net Proceeds from Stock-Based Awards	1.8	11.3
Increase (Decrease) in Other Short Term Borrowings	(0.1)	0.0
Payment of Debt	(0.7)	0.0
Payments of Dividends	(35.2)	(36.2)
Proceeds from Borrowings on Credit Facilities	43.8	110.5
Payments of Borrowings on Credit Facilities	(80.7)	(146.9)
Excess Tax Benefit on Stock-Based Awards	0.8	3.6
Net, Other	(1.2)	(1.0)

Net Cash Used in Financing Activities	(166.3)	(137.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(21.8)	11.5

(Decrease) Increase in Cash and Cash Equivalents	(13.2)	62.2
Cash and Cash Equivalents, Beginning of Period	222.9	164.2

Cash and Cash Equivalents, End of Period	$209.7	$226.4

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Income Taxes, Net of Refunds	$35.1	$70.5
Interest	$22.4	$21.8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

	For the Six Months Ended June 30, 2010 and 2009
	Accumulated Other Comprehensive Income (Loss)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Share- holders’ Equity (Deficit)	Non- controlling Interest	Total Equity (Deficit)	Compre- hensive Income (Loss)
	(Dollar amounts in millions, except per share data)
Balance, December 31, 2008	0.8	206.1	1,582.8	(1,924.4)	(204.3)	(514.2)	(3.5)	(856.7)	6.1	(850.6)

Net Income			181.0					181.0	1.3	182.3	$182.3
Payment to noncontrolling interest								0.0	(0.5)	(0.5)
Equity-Based Plans		1.1		30.8				31.9		31.9
Treasury Shares Acquired				(79.0)				(79.0)		(79.0)
Pension Adjustments, net of tax of $3.6						5.9		5.9		5.9	5.9
Dividend Declared			(36.2)					(36.2)		(36.2)
Adjustments to Legacy Tax Matters		3.2						3.2		3.2
Change in Cumulative Translation Adjustment					22.5			22.5		22.5	22.5
Derivative Financial Instruments, no tax impact							0.8	0.8		0.8	0.8

Total Comprehensive Income (Loss)											$211.5

Balance, June 30, 2009	$0.8	$210.4	$1,727.6	$(1,972.6)	$(181.8)	$(508.3)	$(2.7)	$(726.6)	$6.9	$(719.7)

Comprehensive Income Attributable to the Noncontrolling Interest											(1.3)

Comprehensive Income Attributable to D&B											$210.2

Balance, December 31, 2009	0.8	209.5	1,830.7	(2,097.7)	(161.4)	(524.6)	(3.0)	(745.7)	11.7	(734.0)

Net Income			103.0					103.0	(0.8)	102.2	$102.2
Purchase of minority shares		(0.2)						(0.2)	(0.2)	(0.4)
Payment to noncontrolling interest								0.0	(1.9)	(1.9)
Equity-Based Plans		10.3		5.3				15.6		15.6
Treasury Shares Acquired				(94.8)				(94.8)		(94.8)
Pension Adjustments, net of tax of $6.3						13.7		13.7		13.7	4.6
Dividend Declared			(35.3)					(35.3)		(35.3)
Adjustments to Legacy Tax Matters		3.2						3.2		3.2
Change in Cumulative Translation Adjustment					(51.6)			(51.6)	(0.2)	(51.8)	(51.8)
Derivative Financial Instruments, no tax impact							(0.4)	(0.4)		(0.4)	(0.4)

Total Comprehensive Income (Loss)											$54.6

Balance, June 30, 2010	$0.8	$222.8	$1,898.4	$(2,187.2)	$(213.0)	$(510.9)	$(3.4)	$(792.5)	$8.6	$(783.9)

Comprehensive Income Attributable to the Noncontrolling Interest											1.0

Comprehensive Income Attributable to D&B											$55.6

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

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

During the three months ended June 30, 2010, we recorded a $1.6 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $1.5 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 65 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.1 million were recorded.

During the three months ended June 30, 2009, we recorded a $2.8 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $0.4 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 60 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.4 million were recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

During the six months ended June 30, 2010, we recorded a $6.2 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $3.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 150 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.6 million were recorded.

During the six months ended June 30, 2009, we recorded a $4.1 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $1.3 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 60 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.8 million were recorded.

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2009	$13.8	$0.7	$14.5
Charge Taken during First Quarter 2010	2.1	2.5	4.6
Payments during First Quarter 2010	(6.1)	(0.5)	(6.6)

Balance Remaining as of March 31, 2010	$9.8	$2.7	$12.5

Charge Taken during Second Quarter 2010	$1.5	$0.1	$1.6
Payments during Second Quarter 2010	(3.5)	(0.9)	(4.4)

Balance Remaining as of June 30, 2010	$7.8	$1.9	$9.7

Restructuring Charges:
Balance Remaining as of December 31, 2008	$21.7	$0.2	$21.9
Charge Taken during First Quarter 2009	0.9	0.4	1.3
Payments during First Quarter 2009	(6.4)	(0.2)	(6.6)

Balance Remaining as of March 31, 2009	$16.2	$0.4	$16.6

Charge Taken during Second Quarter 2009	$0.4	$2.4	$2.8
Payments during Second Quarter 2009	(6.1)	(0.8)	(6.9)

Balance Remaining as of June 30, 2009	$10.5	$2.0	$12.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	At June 30, 2010	At December 31, 2009
Debt Maturing Within One Year:
Fixed-Rate Notes (Net of a $0.1 million discount as of June 30, 2010)	$299.9	$—
Other	1.4	1.7

Total Debt Maturing Within One Year	$301.3	$1.7

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.2 million discount as of December 31, 2009)	$400.0	$699.8
Credit Facilities	222.4	259.4
Other	2.7	2.6

Total Debt Maturing After One Year	$625.1	$961.8

Fixed-Rate Notes

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below our A- credit rating on the date of issuance of the 2013 notes or subsequently upgraded rating. The maximum adjustment is 2.00% above the initial interest rate. As of June 30, 2010, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. The 2013 notes are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at June 30, 2010.

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

On January 30, 2008, we entered into interest rate derivative transactions with an aggregate notional amount of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in Accumulated Other Comprehensive Income (“AOCI”). In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a loss and a payment of $8.5 million on March 28, 2008, the date of termination. The payments are recorded in AOCI and are being amortized over the life of the 2013 notes.

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes, bearing interest at a fixed annual rate of 6.625% which matured on March 15, 2006. During the first quarter of 2010, these notes have been reclassified from long term debt to short term debt because they will mature in one year. The 2011 notes of $299.9 million, net of a $0.1 million remaining discount, are recorded as “Short-Term Debt” in our unaudited consolidated balance sheet at June 30, 2010. The 2011 notes of $299.8 million, net of a $0.2 million remaining discount, are recorded as “Long-Term Debt” in our audited consolidated balance sheet at December 31, 2009.

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

Credit Facilities

At June 30, 2010 and December 31, 2009, we had a $650 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $650 million credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. We were in compliance with these covenants at June 30, 2010 and at December 31, 2009.

At June 30, 2010 and December 31, 2009, we had $222.4 million and $259.4 million, respectively, of borrowings outstanding under the $650 million credit facility with weighted average interest rates of 0.56% and 0.47%, respectively. We borrowed under these facilities from time-to-time during the six months ended June 30, 2010 to fund our working capital needs and share repurchases. The $650 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We did not borrow under our commercial paper program as of and for the six months ended June 30, 2010 or for the year ended December 31, 2009.

In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these swaps as cash flow hedges against variability in cash flows related to our $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. Approximately $1.6 million of net derivative losses associated with these swaps was included in AOCI at June 30, 2010.

Other

At June 30, 2010 and December 31, 2009, certain of our International operations had non-committed lines of credit of $3.1 million and $9.6 million, respectively. There were no borrowings outstanding under these lines of credit at June 30, 2010 or December 31, 2009. These arrangements have no material commitment fees and no compensating balance requirements.

At June 30, 2010 and December 31, 2009, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $2.9 million and $9.6 million, respectively.

Interest paid for all outstanding debt totaled $13.2 million and $22.4 million during the three month and six month periods ended June 30, 2010, respectively. During the three month and six month periods ended June 30, 2009, interest paid totaled $12.8 million and $21.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 5 — Earnings Per Share

In accordance with the authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 0.2 million shares and 0.4 million shares for the three months ended June 30, 2010 and 2009, respectively. The weighted average restricted shares outstanding were 0.2 million shares and 0.4 million shares for the six months ended June 30, 2010 and 2009, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Income Attributable to D&B Common Shareholders	$56.0	$76.8	$103.0	$181.0
Less: Allocation to Participating Securities	(0.2)	(0.5)	(0.5)	(1.2)

Income Applicable to D&B Common Shareholders - Basic	55.8	76.3	102.5	179.8
Effect of Dilutive Shares - Unvested Restricted Stock	—	—	—	—

Income Applicable to Common Shareholders - Diluted	55.8	76.3	102.5	179.8

Net Income Attributable to D&B Common Shareholders - Basic	$55.8	$76.3	$102.5	$179.8

Net Income Attributable to D&B Common Shareholders - Diluted	$55.8	$76.3	$102.5	$179.8

Weighted Average Number of Shares Outstanding - Basic	50.0	52.6	50.2	52.8
Dilutive Effect of Our Stock Incentive Plans	0.5	0.6	0.5	0.6

Weighted Average Number of Shares Outstanding - Diluted	50.5	53.2	50.7	53.4

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.12	$1.45	$2.04	$3.40

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.10	$1.43	$2.02	$3.36

Stock-based awards to acquire 1.5 million shares and 1.2 million shares of common stock were outstanding at the three month and six month periods ended June 30, 2010 and 2009, respectively, but were not included in the quarter-to-date or year-to-date computations of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire 10 years from the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Our share repurchases were as follows:

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
Program	2010			2009			2010			2009
	Shares		$Amount	Shares		$Amount	Shares		$Amount	Shares		$Amount
Share Repurchase Programs	0.3	(a)	$20.0	0.3	(a)	$27.5	0.6	(a)	$45.0	0.5	(b)	$42.5
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	0.1	(c)	10.0	0.1	(c)	9.4	0.6	(c)	49.8	0.5	(c)	36.5

Total Repurchases	0.4		$30.0	0.4		$36.9	1.2		$94.8	1.0		$79.0

(a)	In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009 upon completion of our then existing $400 million, two-year repurchase program. We repurchased 0.3 million shares of common stock for $20.0 million under this repurchase program during the three months ended June 30, 2010. We repurchased 0.6 million share of common stock for $45.0 million under this repurchase program during the six months ended June 30, 2010. We anticipate that this program will be completed by December 2011.

(b)	In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which began in February 2008 upon completion of our then existing $200 million repurchase program. We repurchased 0.3 million shares of common stock for $27.5 million under this repurchase program during the three months ended June 30, 2009. We repurchased 0.5 million shares of common stock for $42.5 million under this repurchase program during the six months ended June 30, 2009. This program was completed in December 2009.

(c)	In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This repurchase program expires in August 2010.

In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This new program will begin at the completion of our existing four-year, five million share repurchase program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 6 — Other Accrued and Current Liabilities

	At June 30, 2010	At December 31, 2009
Restructuring Accruals	$9.7	$14.5
Professional Fees	53.5	37.3
Operating Expenses	32.0	32.0
Spin-Off Obligation(1)	21.5	21.5
Other Accrued Liabilities	67.4	68.1

	$184.1	$173.4

(1)	In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the Internal Revenue Service (“IRS”) issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the other party for the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2008, and made estimated tax deposits for 2009 and 2010, consistent with the IRS’ rulings. Under the TAA, we may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2003 to the second quarter of 2010 of approximately $21.5 million in the aggregate for such years, which amounts principally relate to the years 2006 - 2010. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate under the TAA. We have not made any payments to Moody’s since the first quarter of 2006 with respect to this issue. While not material, we may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS rulings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Tax Matters

Moody’s and its predecessors entered into global tax-planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. We undertook contractual obligations to be financially responsible for a portion of certain liabilities arising from certain historical tax-planning initiatives.

As we last disclosed in our Annual Report on Form 10-K for 2008, we made a deposit to the IRS of $39.8 million in order to stop the accrual of statutory interest on additional taxes allegedly due for the 1997-2002 tax years. In 2007, we requested the return of that deposit. The IRS applied $16 million of our deposit in satisfaction of deficiencies it assessed for tax years 1997, 1998, 2001 and 2002 and returned the balance of the deposit to us. We have pursued refunds for a portion of the $16 million. In May 2010, the IRS refunded $5.2 million to us for the 1997 tax year (which included interest of approximately $2.5 million, resulting in a gain of approximately $4.9 million, net of tax, which is included in Provision for Income Taxes in our Consolidated Statement of Operations). We will report further gains and further returns of cash if and to the extent we are able to recover further refunds.

Quality Education Data

On May 7, 2010, the Federal Trade Commission (“FTC”) filed an administrative complaint against D&B alleging the acquisition of Quality Education Data (“QED”) in February 2009 violated the federal antitrust laws. On May 26, 2010, we filed an answer to the complaint, denying any liability under the antitrust laws arising from the acquisition. The case is currently scheduled for hearing beginning January 6, 2011. We are currently in the process of trying to resolve this matter with the FTC.

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

Note 8 — Income Taxes

For the three months ended June 30, 2010, our effective tax rate was 30.4% as compared to 32% for the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was positively impacted by a refund received with respect to a legacy tax matter. The effective tax rate for the three months ended June 30, 2009 was negatively impacted by taxes incurred on the favorable arbitration settlement related to certain legacy tax matters and positively impacted by benefits derived from our divestiture of the domestic portion of our Italian operations.

For the six months ended June 30, 2010, our effective tax rate was 37.8% as compared to 17.4% for the six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was negatively impacted by the reduction of the deferred tax asset associated with our accrued liability for retiree drug subsidies related to the 2010 Patient Protection and Affordable Care Act which will make subsidy payments taxable in years beginning after December 31, 2012 and positively impacted by the release of reserves for uncertain tax positions following a favorable tax ruling in one of our international jurisdictions and a refund received with respect to a legacy tax matter. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The effective tax rate for the six months ended June 30, 2009 was positively impacted by benefits derived from worldwide legal entity simplification and by benefits derived from our divestiture of the domestic portion of our Italian operations.

The total amount of unrecognized tax benefits as of June 30, 2010 was $138.4 million. During the three months ended June 30, 2010, we increased our unrecognized tax benefits by approximately $3.0 million, net of decreases. The increase is primarily related to global tax planning initiatives. During the six months ended June 30, 2010, we increased our unrecognized tax benefits by approximately $1.5 million, net of decreases, primarily related to global tax planning initiatives. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $107.9 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months, by approximately $23 million, as a result of us not pursuing certain refund claims.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examinations by the IRS for years prior to 2004. In state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2006. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2005. The IRS is currently examining our 2004, 2005 and 2006 tax years and we expect the examination will be completed in the first quarter of 2011.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and six month periods ended June 30, 2010 was $0.7 million and $1.2 million, net of tax benefits, respectively, as compared to $0.4 million and $1.0 million, net of tax benefits in the three month and six month periods ended June 30, 2009, respectively. The total amount of accrued interest as of June 30, 2010 was $10.0 million, net of tax benefits, as compared to $8.3 million, net of tax benefits, as of June 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic (income) cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Components of Net Periodic Cost:
Service cost	$1.7	$1.5	$3.3	$3.0	$0.1	$0.2	$0.3	$0.3
Interest cost	22.6	22.7	45.4	45.4	0.7	1.1	1.4	2.3
Expected return on plan assets	(28.2)	(28.8)	(56.5)	(57.6)	—	—	—	—
Amortization of prior service cost (credit)	—	0.2	0.1	0.4	(1.1)	(1.0)	(2.3)	(1.9)
Recognized actuarial loss (gain)	5.2	6.0	10.5	12.0	(0.4)	(0.5)	(0.9)	(1.0)

Net Periodic Cost (Income)	$1.3	$1.6	$2.8	$3.2	$(0.7)	$(0.2)	$(1.5)	$(0.3)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 that we expected to contribute $31.0 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $7.0 million to our postretirement benefit plan for the year ended December 31, 2010. As of June 30, 2010, we have made contributions to our U.S. Non-Qualified and non-U.S. pension plans of $16.3 million and to our postretirement benefit plan of $4.9 million.

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. It was subsequently amended by the Health Care and Education Reconciliation Act of 2010. As a result, the federal subsidies we receive related to the retiree health benefit plans will effectively become taxable in tax years beginning after December 31, 2012. Under ASC 740, “Income Taxes,” the impact of the change in tax law is required to be immediately recognized in continuing operations in the income statement in the period the law is enacted. As a result, we recognized $13.0 million in our tax provision in the first quarter of 2010 as well as writing off the corresponding deferred tax asset.

In addition, we decided to convert the current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (“EGWP”). Beginning in 2013, we will use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions. We have formally adopted this change effective July 1, 2010. This plan change is accounted for as a plan amendment under ASC 715-60-35, “Compensation—Retirement Benefits,” and will be included in the third quarter results. As a result, our accumulated postretirement obligation will be reduced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 10 — Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. We manage our operations through the following two segments: North America (which consists of the U.S. and Canada) and International (which consists of our operations in Europe, Asia Pacific and Latin America). Our customer solution sets are Risk Management Solutions ™, Sales & Marketing Solutions ™ and Internet Solutions ™. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges and our strategic technology investment because these charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility initiatives, are not allocated to our business segments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
North America	$300.9	$320.3	$605.8	$641.5
International	96.4	85.0	188.7	160.9

Consolidated Core	397.3	405.3	794.5	802.4
Divested Business	—	11.6	—	21.9

Consolidated Total	$397.3	$416.9	$794.5	$824.3

Operating Income (Loss):
North America	$98.4	$110.1	$203.7	$233.3
International	19.3	22.6	32.7	34.2

Total Divisions	117.7	132.7	236.4	267.5
Corporate and Other(1)	(27.2)	(22.7)	(52.6)	(42.8)

Consolidated Total	90.5	110.0	183.8	224.7
Non-Operating Income (Expense), Net	(9.7)	4.0	(19.9)	(5.0)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$80.8	$114.0	$163.9	$219.7

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Corporate Costs	$(15.7)	$(14.7)	$(29.7)	$(29.1)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(2.3)	(5.2)	(4.3)	(9.6)
Restructuring Expense	(1.6)	(2.8)	(6.2)	(4.1)
Strategic Technology Investment	(7.6)	—	(12.4)	—

Total Corporate and Other	$(27.2)	$(22.7)	$(52.6)	$(42.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$192.3	$201.0	$385.6	$408.4
Sales & Marketing Solutions	80.1	89.2	164.1	173.4
Internet Solutions	28.5	30.1	56.1	59.7

North America Core Revenue	300.9	320.3	605.8	641.5
Divested Business	—	—	—	—

Total North America Revenue	300.9	320.3	605.8	641.5

International:
Risk Management Solutions	70.7	63.7	138.7	121.7
Sales & Marketing Solutions	24.9	20.3	48.4	37.5
Internet Solutions	0.8	1.0	1.6	1.7

International Core Revenue	96.4	85.0	188.7	160.9
Divested Business(2)	—	11.6	—	21.9

Total International Revenue	96.4	96.6	188.7	182.8

Consolidated Total:
Risk Management Solutions	263.0	264.7	524.3	530.1
Sales & Marketing Solutions	105.0	109.5	212.5	210.9
Internet Solutions	29.3	31.1	57.7	61.4

Core Revenue	397.3	405.3	794.5	802.4
Divested Business(2)	—	11.6	—	21.9

Consolidated Total Revenue	$397.3	$416.9	$794.5	$824.3

(2)	On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This sale has been classified as a “Divestiture.” Our divested business contributed 3% of our total revenue for the three month and six month periods ended June 30, 2009. The following table represents divested revenue by solution set:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2009	2009
Divested Business:
Risk Management Solutions	$9.8	$18.7
Sales & Marketing Solutions	1.8	3.2
Internet Solutions	—	—

Total Divested Revenue	$11.6	$21.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

	At June 30, 2010	At December 31, 2009
Assets:
North America	$765.1	$815.0
International	600.2	672.7

Total Divisions	1,365.3	1,487.7
Corporate and Other (primarily taxes)	267.2	261.7

Consolidated Total	$1,632.5	$1,749.4

Goodwill(3):
North America	$265.6	$266.1
International	156.7	174.7

Consolidated Total	$422.3	$440.8

(3)	The decrease in goodwill from $440.8 million at December 31, 2009 to $422.3 million at June 30, 2010 was primarily due to the negative impact of foreign currency translation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The goodwill was assigned to our North America reporting unit. The primary item that generated the goodwill is the value of revenue growth and synergies between the acquired entity and our Sales and Marketing Solutions as both provide education marketers with high quality data and services. The intangible assets, with useful lives from 7 to 16.5 years, are being amortized over a weighted-average useful life of 10.4 years and are recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2009 is not material, and, as such, pro forma financial results have not been presented.

During the second quarter of 2010, we wrote off $6.8 million of intangible assets related to database, technology, tradename and customer relationships as well as we revised the useful lives of customer relationships to eight years as a result of an examination of such assets initiated in connection with recent matters with the FTC. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a description on the FTC matter.

Treatment of Goodwill

The acquisition of QED was an asset acquisition and, as a result, the associated goodwill is deductible for tax purposes.

Note 12 — Financial Instruments

We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use foreign exchange forward contracts to hedge short-term foreign currency denominated loans, investments and certain third-party and intercompany transactions. From time-to-time, we use foreign exchange option contracts to hedge investments and reduce our International earnings exposure to adverse changes in foreign exchange rates. In addition, from time-to-time, we use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding debt or in anticipation of future debt issuance.

We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at June 30, 2010 and December 31, 2009, in our opinion, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at June 30, 2010 and December 31, 2009, because we sell to a large number of customers in different geographical locations.

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

In December 2008 and January 2009, we entered into interest rate swap agreements with an aggregate notional amount of $100 million, and designated these swaps as cash flow hedges against variability in cash flows related to our bank revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. At June 30, 2010, the balance of net derivative losses associated with these swaps included in AOCI was approximately $1.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet at June 30, 2010 and December 31, 2009:

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$—	Other Current Assets	$—	Other Accrued & Current Liabilities	$1.6	Other Accrued & Current Liabilities	$0.8

Total derivatives designated as hedging instruments		$—		$—		$1.6		$0.8

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.7	Other Current Assets	$0.6	Other Accrued & Current Liabilities	$0.3	Other Accrued & Current Liabilities	$0.2
Foreign exchange option contracts	Other Current Assets	0.3	Other Current Assets	—	Other Accrued & Current Liabilities	—	Other Accrued & Current Liabilities	—

Total derivatives not designated as hedging instruments		$1.0		$0.6		$0.3		$0.2

Total Derivatives		$1.0		$0.6		$1.9		$1.0

The Effect of Derivative Instruments on the Consolidated Statement of Operations for Three Month and Six Month Periods Ended June 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,			For the Three Months Ended June 30,		For the Six Months Ended June 30,			For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009		2010	2009	2010	2009		2010	2009	2010	2009
Interest rate contracts	$(0.2)	$0.9	$(0.8)	$0.6	Non-Operating Income (Expenses) - Net	$(0.4)	$(0.3)	$(0.7)	$(0.6)	Non-Operating Income (Expenses) - Net	$—	$—	$—	$—

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

As of June 30, 2010 and 2009, the notional amount of our foreign exchange contracts were $230.0 million and $239.7 million, respectively.

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Month and Six Month Periods Ended June 30, 2010 and 2009:

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income On Derivative		Amount of Gain or (Loss) Recognized in Income On Derivative
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Non-Operating Income (Expenses) - Net	$—	$14.5	$(7.8)	$13.9

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table summarizes fair value measurements by level at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at June 30, 2010
Assets:
Cash Equivalents(1)	$108.9	$—	$—	$108.9
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$0.7	$—	$0.7
Foreign Exchange Option Contracts(2)	$—	$0.3	$—	$0.3

Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$0.3	$—	$0.3
Swap Arrangement(3)	$—	$1.6	$—	$1.6

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)	Primarily represents our interest rate swap agreements. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

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

Items Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. During the year ended December 31, 2009, we recorded an impairment charge of $3.0 million related to certain intangible assets related to the Visible Path acquisition. We determined that the new cost basis of certain intangible assets related to the Visible Path acquisition is zero based on Level III inputs. During the second quarter of 2010, we wrote off $6.8 million of intangible assets related to database, technology, tradename and customer relationships as a result of an examination of such assets initiated in connection with recent matters with the FTC (See Note 7 and 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion). We determined that the new cost basis of these intangible assets based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available.

At June 30, 2010 and December 31, 2009, our financial instruments included cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term borrowings and foreign exchange forward and option contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

At June 30, 2010 and December 31, 2009, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions are as follows:

	Balance at
	June 30, 2010		December 31, 2009
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term Debt	$299.9	$312.7	$—	$—

Long-term Debt	$400.0	$437.8	$699.8	$747.7

Credit Facilities	$222.4	$215.9	$259.4	$254.8

Note 13 — Divestiture

On May 29, 2009, we completed the sale of substantially all of the assets and liabilities of the domestic portion of our Italian operations to CRIF, S.p.A. (“CRIF”) for $12.2 million (including a working capital adjustment of $1.2 million), which was a part of our International segment. We also entered into a ten year commercial arrangement to provide CRIF with global data for its Italian customers. This arrangement had aggregate future cash payments of approximately $130 million. In addition, this transaction will allow us to improve the quality of the data we provide to our global customers seeking information on Italian customers.

We recorded a pre-tax gain of $6.5 million from the sale in Other Income (Expense)—Net in the consolidated statement of operations for the year ended December 31, 2009. During the three and six month periods ended June 30, 2010, we recorded adjustments to divested net assets of $2.1 million and $3.0 million, respectively. As of June 30, 2010, we have received all cash payments. Our domestic Italian operations generated approximately $48 million in revenue and approximately $1 million in operating income in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 14 — Comprehensive Income (Loss)

	Three Months Ended June 30,
	2010	2009
Net Income	$56.4	$77.9
Change in Cumulative Translation Adjustment	(23.6)	29.7

Pension Adjustments, net of tax expense of $1.2 million and tax benefit of $1.8 million for the three months ended June 30, 2010 and 2009, respectively	2.5	3.0
Derivative Financial Instruments, no tax impact	(0.1)	1.0
Net Income Attributable to Noncontrolling Interest	(0.3)	(1.1)

Comprehensive Income Attributable to D&B	$34.9	$110.5

Comprehensive income for the six months ended June 30, 2010 and 2009 is displayed in the Consolidated Statements of Shareholders’ Equity (Deficit).

Note 15 — Subsequent Events

Dividend Declaration

In August 2010, our Board of Directors approved the declaration of a dividend of $0.35 per share for the third quarter of 2010. This cash dividend will be payable on September 15, 2010 to shareholders of record at the close of business on August 31, 2010.

Divestiture

On July 30, 2010, we sold substantially all of the assets and liabilities of our North American Self Awareness Solution business. The sale is part of a strategic relationship whereby the buyer will operate the acquired business under the name of Dun & Bradstreet Credibility Corp., and distribute D&B-branded products to the micro customer segment.

Under the terms of the agreement, we received $10 million in cash at closing and we are entitled to annual royalty payments from the buyer for data and brand licensing.

Our North American Self Awareness Solutions business provides credit on self products for small and micro businesses. This transaction provides us with the ability to better focus our resources on our core customer segments and maximize shareholder value.

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

Business Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence ® for over 169 years. Our global commercial database contains more than 168 million business records. The database is enhanced by our proprietary DUNSRight ® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

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

On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This sale has been classified as a “Divestiture.” Our divested business contributed 3% of our total revenue for the three month and six month periods ended June 30, 2009. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

We also isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both with and without the effects of foreign exchange. The change in our operating performance attributable to foreign currency rates is determined by converting both our prior and current periods by a constant rate. As a result, we monitor our core revenue growth both after and before the effects of foreign exchange. Core revenue growth excluding the effects of foreign exchange is referred to as “revenue growth before the effects of foreign exchange.”

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

We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and charges” because such charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and charges are our restructuring charges, which result from a foundational element of our growth strategy that we refer to as Financial Flexibility. Through Financial Flexibility, management identifies opportunities to improve the performance of the business in terms of reallocating our spending from low-growth or low-value activities to activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. Management is committed through this process to examining our spending, and optimizing between variable and fixed costs to ensure flexibility in changes to our operating expense base as we make strategic choices. This enables us to continually and systematically identify improvement opportunities in terms of quality, cost and customer experience. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such non-core gains and charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance before non-core gains and charges and a significant percentage weight is placed upon performance before non-core gains and charges in determining whether performance objectives have been achieved. Management believes that by eliminating non-core gains and charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long-term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “Corporate and Other” expenses and are not allocated to our business segments. See Note 10 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for financial information regarding our segments.

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

The following table presents the contribution by segment to core revenue and total revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Core Revenue:
North America	76%	79%	76%	80%
International	24%	21%	24%	20%
Total Revenue:
North America	76%	77%	76%	78%
International	24%	23%	24%	22%

The following table presents contributions by customer solution set to core revenue and total revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Core Revenue by Customer Solution Set:
Risk Management Solutions	67%	65%	66%	66%
Sales & Marketing Solutions	26%	27%	27%	26%
Internet Solutions	7%	8%	7%	8%
Total Revenue by Customer Solution Set(1):
Risk Management Solutions	67%	63%	66%	64%
Sales & Marketing Solutions	26%	27%	27%	26%
Internet Solutions	7%	7%	7%	7%

(1)	Our divested business contributed 3% of our total revenue for the three month and six month periods ended June 30, 2009. See Note 10 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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

Risk Management Solutions

Our Traditional Risk Management Solutions include our DNBi Solution and also consist of reports from our database used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Risk Management Solutions Revenue	75%	76%	75%	76%
Total Revenue	50%	48%	50%	49%
Core Revenue	50%	49%	50%	50%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Risk Management Solutions Revenue	19%	19%	19%	19%
Total Revenue	13%	12%	12%	12%
Core Revenue	13%	13%	12%	13%

Our Supply Management Solutions can help companies better understand the financial risks of their supply chains. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Risk Management Solutions Revenue	6%	5%	6%	5%
Total Revenue	4%	3%	4%	3%
Core Revenue	4%	3%	4%	3%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Sales & Marketing Solutions Revenue	39%	37%	39%	38%
Total Revenue	10%	10%	11%	10%
Core Revenue	10%	10%	11%	10%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Sales & Marketing Solutions Revenue	61%	63%	61%	62%
Total Revenue	16%	17%	16%	16%
Core Revenue	16%	17%	16%	16%

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

Consolidated Revenue

The following table presents our core and total revenue by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in millions)		(Amounts in millions)
Revenue:
North America	$300.9	$320.3	$605.8	$641.5
International	96.4	85.0	188.7	160.9

Core Revenue	397.3	405.3	794.5	802.4
Divested Business	—	11.6	—	21.9

Total Revenue	$397.3	$416.9	$794.5	$824.3

The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$263.0	$264.7	$524.3	$530.1
Sales & Marketing Solutions	105.0	109.5	212.5	210.9
Internet Solutions	29.3	31.1	57.7	61.4

Core Revenue	397.3	405.3	794.5	802.4
Divested Business	—	11.6	—	21.9

Total Revenue	$397.3	$416.9	$794.5	$824.3

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

Total revenue decreased $19.6 million, or 5% (both before and after the effect of foreign exchange), for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease in total revenue was driven by a decrease in North America revenue of $19.4 million, or 6% (both before and after the effect of foreign exchange) and a decrease in total International revenue of $0.2 million, or less than 1% (2% decrease before the effect of foreign exchange). Total International revenue was impacted by our divestiture of the domestic portion of our Italian operations in the second quarter of 2009, which accounted for $11.6 million in revenue for the three months ended June 30, 2009.

Core revenue, which reflects total revenue less revenue from a divested business, decreased $8.0 million, or 2% (3% decrease before the effect of foreign exchange), for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The primary drivers of this change are:

•	Lower purchases from our customers due to a weak economy and their budgetary pressures; and

•	A shift in revenue into prior periods primarily as a result of a shift in timing of renewals with longer commitment periods;

partially offset by:

•

Increased revenue as a result of a) our consolidation of our majority owned joint venture with RoadWay International Limited (“RoadWay”) in China completed in the third quarter of 2009; and b) our acquisition of substantially all of the assets of Bisnode’s UK operations and a 100% equity interest in Bisnode’s Irish operations (“ICC”) completed in the third quarter of 2009, which in the aggregate, contributed two points of growth;

•	Growth in our subscription plans from existing customers; and

•	The positive impact of foreign exchange.

Customer Solution Sets

On a customer solution set basis, core revenue reflects:

•

A $1.7 million, or 1% decrease (both before and after the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in North America of $8.7 million, or 4% (5% decrease before the effect of foreign exchange), partially offset by an increase in revenue in International of $7.0 million, or 11% (9% increase before the effect of foreign exchange);

•

A $4.5 million, or 4% decrease (5% decrease before the effect of foreign exchange), in Sales & Marketing Solutions. The decrease was driven by a decrease in revenue in North America of $9.1 million, or 10% (both before and after the effect of foreign exchange), partially offset by an increase in International of $4.6 million, or 23% (19% increase before the effect of foreign exchange); and

•

A $1.8 million, or 6% decrease (both before and after the effect of foreign exchange), in Internet Solutions. The decrease was driven by a decrease in North America of $1.6 million, or 5% (6% decrease before the effect of foreign exchange) and a decrease in revenue in International of $0.2 million, or 19% (22% decrease before the effect of foreign exchange).

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

Total revenue decreased $29.8 million, or 4% (5% decrease before the effect of foreign exchange), for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease in total revenue was primarily driven by a decrease in North America revenue of $35.7 million, or 6% (both before and after the effect of foreign exchange), partially offset by an increase in total International revenue of $5.9 million, or 3% (1% decrease before the effect of foreign exchange). Total International revenue was impacted by our divestiture of the domestic portion of our Italian operations in the second quarter of 2009, which accounted for $21.9 million in revenue for the six months ended June 30, 2009.

Core revenue, which reflects total revenue less revenue from a divested business, decreased $7.9 million, or 1% (2% decrease before the effect of foreign exchange), for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The primary drivers of this change are:

•	Lower purchases from our customers due to a weak economy and their budgetary pressures; and

•	A shift in revenue into prior periods primarily as a result of a shift in timing of renewals with longer commitment periods;

partially offset by:

•

Increased revenue as a result of a) our consolidation of our majority owned joint venture with RoadWay International Limited (“RoadWay”) in China completed in the third quarter of 2009; b) our acquisition of substantially all of the assets of Bisnode’s UK operations and a 100% equity interest in Bisnode’s Irish operations (“ICC”) completed in the third quarter of 2009; and c) our acquisition of Quality Education Data (“QED”) an acquisition we completed in the first quarter of 2009, which in the aggregate, contributed two points of growth;

•	Growth in our subscription plans from existing customers; and

•	The positive impact of foreign exchange.

Customer Solution Sets

On a customer solution set basis, core revenue reflects:

•

A $5.8 million, or 1% decrease (2% decrease before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in North America of $22.8 million, or 6% (both before and after the effect of foreign exchange), partially offset by an increase in revenue in International of $17.0 million, or 14% (10% increase before the effect of foreign exchange);

•

A $1.6 million, or 1% increase (less than 1% decrease before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in International of $10.9 million, or 29% (24% increase before the effect of foreign exchange), partially offset by a decrease in revenue in North America of $9.3 million, or 6% (both before and after the effect of foreign exchange); and

•

A $3.7 million, or 6% decrease (both before and after the effect of foreign exchange), in Internet Solutions. The decrease was driven by a decrease in North America of $3.6 million, or 6% (both before and after the effect of foreign exchange) and a decrease in revenue in International of $0.1 million, or 5% (12% decrease before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three month and six month periods ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$129.4	$129.5	$261.7	$246.4
Selling and Administrative Expenses	159.8	161.7	311.6	320.5
Depreciation and Amortization	16.0	12.9	31.2	28.6
Restructuring Charge	1.6	2.8	6.2	4.1

Operating Costs	$306.8	$306.9	$610.7	$599.6

Operating Income	$90.5	$110.0	$183.8	$224.7

Operating Expenses

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

Operating expenses decreased $0.1 million, or less than 1%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The decrease was primarily due to the following:

•	Lower expenses related to our reengineering efforts and our divestiture of the domestic portion of our Italian operations;

partially offset by:

•

Increased data acquisition costs and fulfillment costs primarily associated with a) our consolidation of our majority owned joint venture with RoadWay in China in the third quarter of 2009; and b) our acquisition of ICC completed in the third quarter of 2009;

•

Increased costs associated with our investments, including $6.3 million for our strategic technology investment designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers; and

•	The negative impact of foreign exchange.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

Operating expenses increased $15.3 million, or 6%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The increase was primarily due to the following:

•

Increased data acquisition costs and fulfillment costs primarily associated with a) our consolidation of our majority owned joint venture with RoadWay in China in the third quarter of 2009; and b) our acquisition of ICC completed in the third quarter of 2009;

•

Increased costs associated with our investments, including $10.6 million for our strategic technology investment designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers; and

•	The negative impact of foreign exchange;

partially offset by:

•	Lower expenses related to our divestiture of the domestic portion of our Italian operations and our reengineering efforts.

Selling and Administrative Expenses

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

Selling and administrative expenses decreased $1.9 million, or 1%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The decrease was primarily due to the following:

•	Lower expenses related to decreased revenue (i.e., commissions) and reengineering efforts; and

•	Lower expenses related to our divestiture of the domestic portion of our Italian operations;

partially offset by:

•	Impairment of certain intangible assets of QED;

•

Increased selling expenses primarily associated with a) our consolidation of our majority owned joint venture with RoadWay in China in the third quarter of 2009 and b) our acquisition of ICC completed in the third quarter of 2009;

•

Increased costs due to our product investments, including $1.3 million for our strategic technology investment designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers; and

•	The negative impact of foreign exchange.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

Selling and administrative expenses decreased $8.9 million, or 3%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The decrease was primarily due to the following:

•	Lower expenses related to reengineering efforts and decreased revenue (i.e., commissions); and

•	Lower expenses related to our divestiture of the domestic portion of our Italian operations;

partially offset by:

•

Increased selling expenses primarily associated with a) our consolidation of our majority owned joint venture with RoadWay in China in the third quarter of 2009 and b) our acquisition of ICC completed in the third quarter of 2009;

•	Impairment of certain intangible assets of QED;

•

Increased costs due to our product investments, including $1.8 million for our strategic technology investment designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers; and

•	The negative impact of foreign exchange.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and 401(k) Plan

We had net pension cost of $1.3 million and $2.8 million for the three month and six month periods ended June 30, 2010, respectively, compared with $1.6 million and $3.2 million for the three month and six month periods ended June 30 2009, respectively. Lower pension cost in 2010 was due to a longer amortization period applied to our U.S. Qualified plan, substantially offset by the impact of lower discount rates applied to our plans at January 1, 2010 and higher actuarial losses subject to amortization. Starting in November 2009, the amortization period applied to the unrecognized actuarial gains or losses for our U.S. Qualified Plan has been changed from average future service years of active participants to average life expectancy of all plan participants. The change was the result of almost all the plan participants being deemed inactive.

We had postretirement benefit income of $0.7 million and $1.5 million for the three month and six month periods ended June 30, 2010, respectively, compared with postretirement benefit income of $0.2 million and $0.3 million for the three month and six month periods ended June 30, 2009, respectively. The increase in income from 2009 to 2010 is primarily due to higher amortization of prior service credits, resulting from a plan amendment which was effective March 1, 2010, that eliminates the company-paid life insurance benefits for retirees. In addition, we will only share the minimum necessary amount of subsidy received from the government in any year to maintain actuarial equivalence for as long as possible.

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. It was subsequently amended by the Health Care and Education Reconciliation Act of 2010. As a result, the federal subsidies we receive related to the retiree health benefit plans will effectively become taxable in tax years beginning after December 31, 2012. Under ASC 740, “Income Taxes,” the impact of the change in tax law is required to be immediately recognized in continuing operations in the income statement in the period the law is enacted. As a result, we recognized $13.0 million in our tax provision in the first quarter of 2010 as well as writing off the corresponding deferred tax asset.

In addition, we decided to convert the current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (“EGWP”). Beginning in 2013, we will use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions. We have formally adopted this change effective July 1, 2010. This plan change is accounted for as a plan amendment under ASC 715-60-35, “Compensation—Retirement Benefits,” and will be included in the third quarter results. As a result, our accumulated postretirement obligation will be reduced.

We had expense associated with our 401(k) Plan of $2.0 million and $3.3 million for the three month and six month periods ended June 30, 2010, respectively. We had expense associated with our 401(k) Plan of $1.1 million and $5.0 million for the three and six month periods ended June 30, 2009, respectively. The decrease in expense for the six months ended June 30, 2010 was due to the amendment of our employer matching provision in the 401(k) Plan effective in February, 2009, to decrease our match formula from 100% to 50% of a team member’s contributions and to decrease the maximum match from seven percent (7%) to three percent (3%) of such team member’s eligible compensation, subject to certain 401(k) Plan limitations.

In April 2010, we increased the employer maximum match from three percent (3%) to seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations and we will continue to match 50% of a team member’s contributions.

Stock-Based Compensation

For the three month and six month periods ended June 30, 2010, we recognized total stock-based compensation expense of $6.2 million and $11.6 million, compared to $4.8 million and $12.4 million for the three month and six month periods ended June 30, 2009, respectively.

Expense associated with our stock option programs was $2.3 million and $4.5 million for the three month and six month periods ended June 30, 2010, compared to $2.0 million and $5.9 million for the three month and six month periods ended June 30, 2009. The decrease was primarily due to the impact of our forfeiture assumption true-up, offset by the accelerated expensing of an award issued to a retiree eligible executive.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $3.7 million and $6.7 million for the three month and six month periods ended June 30, 2010, compared to $2.6 million and $6.0 million for the three month and six month periods ended June 30, 2009. The increase was primarily due to the accelerated expensing of an award issued to a retiree eligible executive, offset by lower expense as a result of higher forfeitures associated with terminated employees as well as fewer awards being issued in 2010 as compared to the same period in 2009.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million and $0.4 million for the three month and six month periods ended June 30, 2010, compared to $0.2 million and $0.5 million for the three month and six month periods ended June 30, 2009, respectively

We expect total equity-based compensation of approximately $22.2 million for 2010. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization increased $3.1 million, or 24%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. This increase was primarily driven by increased capital costs for revenue generating investments to enhance our strategic capabilities and an increase in amortization of acquired intangible assets resulting from our acquisitions and our major-owned joint ventures.

Depreciation and amortization increased $2.6 million, or 9%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. This increase was primarily driven by increased capital costs for revenue generating investments to enhance our strategic capabilities and an increase in amortization of acquired intangible assets resulting from our acquisitions and our major-owned joint ventures.

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

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

During the three months ended June 30, 2010, we recorded a $1.6 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $1.5 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 65 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.1 million were recorded.

During the three months ended June 30, 2009, we recorded a $2.8 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $0.4 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 60 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.4 million were recorded.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

During the six months ended June 30, 2010, we recorded a $6.2 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $3.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 150 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.6 million were recorded.

During the six months ended June 30, 2009, we recorded a $4.1 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $1.3 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 60 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.8 million were recorded.

Interest Income (Expense) — Net

The following table presents our “Interest Income (Expense) – Net” for the three month and six month periods ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.4	$0.8	$0.9	$1.9
Interest Expense	(11.8)	(11.4)	(23.3)	(22.8)

Interest Income (Expense) - Net	$(11.4)	$(10.6)	$(22.4)	$(20.9)

For the three months ended June 30, 2010, interest income decreased $0.4 million and interest expense increased $0.4 million as compared to the three months ended June 30, 2009. The decrease in interest income is primarily attributable to lower interest rates. The increase in interest expense is attributable to higher amounts of debt outstanding partially offset by lower interest rates.

For the six months ended June 30, 2010, interest income decreased $1.0 million and interest expense increased $0.5 million as compared to the six months ended June 30, 2009. The decrease in interest income is primarily attributable to lower interest rates. The increase in interest expense is attributable to higher amounts of debt outstanding partially offset by lower interest rates.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three month and six month periods ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in millions)		(Amounts in millions)
Effect of Legacy Tax Matters	$0.2	$0.2	$0.5	$0.4
Gain on Disposal of Italian Domestic Business(a)	—	11.5	—	11.5
Settlement of Legacy Tax Matter Arbitration(b)	—	4.1	—	4.1
Miscellaneous Other Income (Expense) - Net(c)	1.5	(1.2)	2.0	(0.1)

Other Income (Expense) - Net	$1.7	$14.6	$2.5	$15.9

(a)	During the three month and six month periods ended June 30, 2009, we recognized a gain as a result of the divestiture of the domestic portion of our Italian operations. See Note 13 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q.

(b)	During the three month and six month periods ended June 30, 2009, we recognized a gain on the receipt of an arbitration award related to a Legacy Tax Matter.

(c)	Miscellaneous Other Income (Expense) – Net increased for the three month and six month periods ended June 30, 2010, compared to the three month and six month periods ended June 30, 2009 primarily due to the sale of an investment.

Provision for Income Taxes

For the three months ended June 30, 2010, our effective tax rate was 30.4% as compared to 32% for the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was positively impacted by a refund received with respect to a legacy tax matter. The effective tax rate for the three months ended June 30, 2009 was negatively impacted by taxes incurred on the favorable arbitration settlement related to certain legacy tax matters and positively impacted by benefits derived from our divestiture of the domestic portion of our Italian operations.

For the six months ended June 30, 2010, our effective tax rate was 37.8% as compared to 17.4% for the six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was negatively impacted by the reduction of the deferred tax asset associated with our accrued liability for retiree drug subsidies related to the 2010 Patient Protection and Affordable Care Act which will make subsidy payments taxable in years beginning after December 31, 2012 and positively impacted by the release of reserves for uncertain tax positions following a favorable tax ruling in one of our international jurisdictions and a refund received with respect to a legacy tax matter. The effective tax rate for the six months ended June 30, 2009 was positively impacted by benefits derived from worldwide legal entity simplification and by benefits derived from our divestiture of the domestic portion of our Italian operations.

The total amount of unrecognized tax benefits as of June 30, 2010 was $138.4 million. During the three months ended June 30, 2010, we increased our unrecognized tax benefits by approximately $3.0 million, net of decreases. The increase is primarily related to global tax planning initiatives. During the six months ended June 30, 2010, we increased our unrecognized tax benefits by approximately $1.5 million, net of decreases, primarily related to global tax planning initiatives. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $107.9 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months, by approximately $23 million, as a result of us not pursuing certain refund claims.

We or one of our subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examinations by the IRS for years prior to 2004. In state and local jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2006. In foreign jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2005. The IRS is currently examining our 2004, 2005 and 2006 tax years and we expect the examination will be completed in the first quarter of 2011.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and six month periods ended June 30, 2010 was $0.7 million and $1.2 million, net of tax benefits, respectively, as compared to $0.4 million and $1.0 million, net of tax benefits in the three month and six month periods ended June 30, 2009, respectively. The total amount of accrued interest as of June 30, 2010 was $10.0 million, net of tax benefits, as compared to $8.3 million, net of tax benefits, as of June 30, 2009.

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

The following table sets forth our EPS for the three month and six month periods ended June 30, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.12	$1.45	$2.04	$3.40

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.10	$1.43	$2.02	$3.36

For the three months ended June 30, 2010, both basic EPS attributable to D&B common shareholders and diluted EPS attributable to D&B common shareholders decreased 23%, compared with the three months ended June 30, 2009, due to a decrease of 28% in net income primarily due to the benefit derived in the prior year quarter from the divestiture of the domestic portion of our Italian operations, our recent strategic technology investment and an impairment of intangible assets, partially offset by a refund received with respect to a legacy tax matter and a 5% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases.

During the three months ended June 30, 2010, we repurchased 0.3 million shares of common stock for $20.0 million under our Board of Directors approved share repurchase program. In addition, we repurchased 0.1 million shares of common stock for $10.0 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

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

For the six months ended June 30, 2010, both basic EPS attributable to D&B common shareholders and diluted EPS attributable to D&B common shareholders decreased 40%, compared with the six months ended June 30, 2009, due to a decrease of 44% in net income primarily due to a tax benefit in the prior year derived from our worldwide legal entity simplification, the reduction of a deferred tax asset in the current quarter associated with our accrued liability for retiree drug subsidies attributed to recent U.S. legislation on health care, the benefit derived in the prior year quarter from the divestiture of the domestic portion of our Italian operations, our recent strategic technology investment and an impairment of intangible assets, partially offset by a refund received with respect to a legacy tax matter and a 5% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases.

During the six months ended June 30, 2010, we repurchased 0.6 million shares of common stock for $45.0 million under our Board of Directors approved share repurchase program. In addition, we repurchased 0.6 million shares of common stock for $49.8 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP.

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

North America

North America is our largest segment representing 76% of our total revenue for each of the three month and six month periods ended June 30, 2010 as compared to 77% and 78% of our total revenue for the three month and six month periods ended June 30, 2009, respectively.

North America represented 76% of our core revenue for each of the three month and six month periods ended June 30, 2010 as compared to 79% and 80% of our core revenue for the three month and six month periods ended June 30, 2009, respectively.

There were no divestitures within this segment during the three month and six month periods ended June 30, 2010 and 2009. The following table presents our North America total and core revenue by customer solution set and North America operating income for the three month and six month periods ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$192.3	$201.0	$385.6	$408.4
Sales & Marketing Solutions	80.1	89.2	164.1	173.4
Internet Solutions	28.5	30.1	56.1	59.7

North America Total and Core Revenue	$300.9	$320.3	$605.8	$641.5

Operating Income	$98.4	$110.1	$203.7	$233.3

North America Overview

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

North America total and core revenue decreased $19.4 million, or 6% (both before and after the effect of foreign exchange), for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

North America Customer Solution Sets

On a customer solution set basis, the $19.4 million decrease in core revenue for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $8.7 million, or 4% (5% decrease before the effect of foreign exchange).

For the three months ended June 30, 2010, Traditional Risk Management Solutions, which accounted for 72% of total North America Risk Management Solutions, decreased 6% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our solutions targeting small businesses due to economic and budgetary pressures experienced by our customers; and

•

The impact of lower volumes of credit origination has resulted in lower transactional volumes as well as a lower demand in earlier periods for our ratable subscription products, both factors impacted our second quarter 2010 results;

partially offset by:

•

Growth in our subscription plans in our second quarter 2010 due to higher purchases from our existing customers as they converted from our legacy products to subscription plans, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data.

We continue to see single digit price lifts when existing customers renew these subscription plans and double digit price lifts when customers convert to DNBi. However, with more than half of our Risk Management Solutions revenue derived from DNBi, we have a smaller base available for conversion for the future.

For the three months ended June 30, 2010, Value-Added Risk Management Solutions, which accounted for 21% of total North America Risk Management Solutions, decreased 4% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	A shift in product mix to our DNBi subscriptions plans from our Value-Added Risk Management Solutions to our Traditional Risk Management Solutions (as noted above);

partially offset by:

•	Higher purchases from existing customers of modules enabled by our DNBi platform, which are included in our Value-Added Risk Management Solutions.

For the three months ended June 30, 2010, Supply Management Solutions, which accounted for 7% of total North America Risk Management Solutions, increased 12% (both before and after the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	A decrease in Sales & Marketing Solutions of $9.1 million, or 10% (both before and after the effect of foreign exchange).

For the three months ended June 30, 2010, Traditional Sales & Marketing Solutions, which accounted for 33% of total North America Sales & Marketing Solutions, decreased 15% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•

Lower purchases of our legacy products from our customers due to a weak economy and budgetary pressures. These budgetary pressures have caused our customers to shift from direct mail activities to digital marketing to reduce costs; and

•	A shift in timing of renewals, primarily relating to contracts with longer commitment periods that have not yet come up for renewal;

partially offset by:

•	New customer adoption and increased commitments within certain of our solutions.

For the three months ended June 30, 2010, Value-Added Sales & Marketing Solutions, which accounted for 67% of total North America Sales & Marketing Solutions, decreased 8% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•

Lower purchases of our value-added products due to budgetary pressures on our customers. In this environment customers are continuing to defer, decrease or declined to renew and this has caused the decline in demand; and

•	Lower purchases due to consolidation of spend from certain customers due to their recent mergers;

partially offset by:

•

Increased cross-selling of our Sales & Marketing Solutions value-added solutions into our broader customer base, and broader cross-selling within the Sales & Marketing Solutions value-added solutions customer base (including the cross-selling of new solutions for digital marketing).

Internet Solutions

•

A decrease in Internet Solutions of $1.6 million, or 5% (6% decrease before the effect of foreign exchange), as a result of a loss of a one-time benefit in prior year due to a large customer deal not renewing and a decline in our 2009 subscription renewal sales.

North America Operating Income

North America operating income for the three months ended June 30, 2010 was $98.4 million, compared to $110.1 million for the three months ended June 30, 2009, a decrease of $11.7 million, or 11%. The decrease in operating income was primarily attributable to:

•	A decrease in North America revenue;

•	Impairment of intangible assets of QED; and

•	Increased costs associated with our investments (e.g., Hoover’s platform);

partially offset by:

•	Lower costs as a result of decreased variable expenses (e.g., commissions and bonuses, etc.) and our reengineering efforts.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

North America total and core revenue decreased $35.7 million, or 6% (both before and after the effect of foreign exchange), for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

North America Customer Solution Sets

On a customer solution set basis, the $35.7 million decrease in core revenue for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $22.8 million, or 6% (both before and after the effect of foreign exchange).

For the six months ended June 30, 2010, Traditional Risk Management Solutions, which accounted for 72% of total North America Risk Management Solutions, decreased 7% (8% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our solutions targeting small businesses due to economic and budgetary pressures experienced by our customers; and

•

The impact of lower volumes of credit origination has resulted in lower transactional volumes as well as a lower demand in earlier periods for our ratable subscription products, both factors impacted our second quarter 2010 results;

partially offset by:

•

Growth in our subscription plans in our second quarter 2010 due to: a) continued high retention and increased dollar spend per customer resulting from an increased emphasis on our value proposition; and b) higher purchases from our existing customers as they converted from our legacy products to subscription plans, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data.

We continue to see single digit price lifts when existing customers renew these subscription plans and double digit price lifts when customers convert to DNBi. However, with more than half of our Risk Management Solutions revenue derived from DNBi, we have a smaller base available for conversion for the future.

For the six months ended June 30, 2010, Value-Added Risk Management Solutions, which accounted for 21% of total North America Risk Management Solutions, decreased 4% (5% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	A shift in product mix to our DNBi subscriptions plans from our Value-Added Risk Management Solutions to our Traditional Risk Management Solutions (as noted above);

•	A shift in timing of renewals primarily into prior year periods; and

•	A decrease in revenue due to loss of a customer contract;

partially offset by:

•	Higher purchases from existing customers of modules enabled by our DNBi platform which are included in our Value-Added Risk Management Solutions.

For the six months ended June 30, 2010, Supply Management Solutions, which accounted for 7% of total North America Risk Management Solutions, increased 8% (both before and after the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	A decrease in Sales & Marketing Solutions of $9.3 million, or 6% (both before and after the effect of foreign exchange).

For the six months ended June 30, 2010, Traditional Sales & Marketing Solutions, which accounted for 33% of total North America Sales & Marketing Solutions, decreased 12% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	A shift in timing of renewals, primarily relating to contracts with longer commitment periods that have not yet come up for renewal; and

•

Lower purchases of our legacy products from our customers due to a weak economy and budgetary pressures. These budgetary pressures have caused our customers to shift from direct mail activities to digital marketing to reduce costs;

partially offset by:

•	New customer adoption and increased commitments within certain of our solutions; and

•	Increased revenue associated with our acquisition of QED completed during the first quarter of 2009, which contributed two points of growth.

For the six months ended June 30, 2010, Value-Added Sales & Marketing Solutions, which accounted for 67% of total North America Sales & Marketing Solutions, decreased 2% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•

Lower purchases of our value-added products due to budgetary pressures on our customers. In this environment customers are continuing to defer, decrease or declined to renew and this caused the decline in demand;

•	Lower purchases due to lower spend from certain customers due to their recent mergers; and

•	A shift in timing of renewals primarily into prior year periods;

partially offset by:

•

Increased cross-selling of our Sales &Marketing Solutions value-added solutions into our broader customer base, and broader cross-selling within the Sales & Marketing Solutions value-added solutions customer base (including the cross-selling of new solutions for digital marketing).

Internet Solutions

•

A decrease in Internet Solutions of $3.6 million, or 6% (both before and after the effect of foreign exchange), as a result of a decline in our 2009 subscription renewal sales and a loss of a one-time benefit in prior year due to a large customer deal not renewing.

The lower demand we experienced in North America in 2009 is expected to impact our 2010 financial results. Our first half revenue decline for North America was similar to the fourth quarter 2009. However, we expect a gradual recovery as 2010 unfolds. For 2010, we expect revenue in North America to be slightly better than 2009. We expect to show a gradual improvement in trends over the course of the year as a result of:

1)	Improving upfront customer commitment trends;

2)	Greater sales force effectiveness and new customer acquisition due to our reorganization of our North America sales organization; and

3)	The benefit of our 2009 product investments.

Our Risk Management Solutions revenue results in the first half of 2010 experienced the impact of lower 2009 up-front demand for our subscription products. Specifically, the Risk Management Solutions rate of decline was slightly worse in the first half of 2010 than it was in the fourth quarter of 2009. We expect gradual improvement over the second half of 2010.

In addition, since our Internet Solutions business is primarily a subscription business, the results reflect our weak up-front demand in sales in 2009. We expect improvements in the latter part of the year as we anniversary the lower up-front demand from 2009 and benefit from our product and technology investments.

North America Operating Income

North America operating income for the six months ended June 30, 2010 was $203.7 million, compared to $233.3 million for the six months ended June 30, 2009, a decrease of $29.6 million, or 13%. The decrease in operating income was primarily attributable to:

•	A decrease in North America revenue;

•	Increased costs associated with our investments (e.g., Hoover’s platform); and

•	Impairment of intangible assets of QED;

partially offset by:

•	Lower costs as a result of decreased variable expenses (e.g., commissions, bonuses, etc.) and our reengineering efforts.

International

International represented 24% of our total revenue for each of the three month and six month periods ended June 30, 2010 as compared to 23% and 22% of our total revenue for the three month and six month periods ended June 30, 2009.

On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This sale has been classified as a “Divestiture.” See Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail. Our divested business contributed 3% of our total revenue for each of the three month and six month periods ended June 30, 2009.

International represented 24% of our core revenue for each of the three month and six month periods ended June 30, 2010, as compared to 21% and 20% of our core revenue for the three month and six month periods ended June 30, 2009.

The following table presents our International revenue by customer solution set and International operating income for the three month and six month periods ended June 30, 2010 and 2009.

Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$70.7	$63.7	$138.7	$121.7
Sales & Marketing Solutions	24.9	20.3	48.4	37.5
Internet Solutions	0.8	1.0	1.6	1.7

International Core Revenue	96.4	85.0	188.7	160.9
Divested Businesses	—	11.6	—	21.9

International Total Revenue	$96.4	$96.6	$188.7	$182.8

Operating Income	$19.3	$22.6	$32.7	$34.2

International Overview

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

International total revenue decreased $0.2 million, or less than 1% (2% decrease before the effect of foreign exchange), for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, reflecting an increase of $11.4 million, or 14% (11% increase before the effect of foreign exchange), in core revenue. Total International revenue was impacted by our divestiture of the domestic portion of our Italian operations in the second quarter of 2009, which accounted for $11.6 million in revenue for the three months ended June 30, 2009. The increase in core revenue was primarily due to:

•

Increased revenue as a result of the acquisition of ICC completed in the third quarter of 2009 and our consolidation of our majority owned joint venture with RoadWay in China completed in the third quarter of 2009, which in the aggregate, contributed eight points of growth;

•	Increased purchases from our existing customers in certain of our markets;

•	The positive impact of foreign exchange; and

•

Increased revenue from a) providing increased cross-border data to members of our D&B Worldwide Network attributable to fulfillment services and product usage; b) our commercial agreement to provide global data entered into in connection with our divestiture of the domestic portion of our Italian operations; and c) our focus on investments in data quality;

partially offset by:

•	A shift in timing of renewals from the second quarter of 2010 into the first quarter of 2010.

International Customer Solution Sets

On a customer solution set basis, the $11.4 million increase in International core revenue for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $7.0 million, or 11% (9% increase before the effect of foreign exchange).

For the three months ended June 30, 2010, Traditional Risk Management Solutions, which accounted for 86% of International Risk Management Solutions, increased 13% (11% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

•	Increased revenue as a result of the acquisition of ICC completed in the third quarter of 2009, which contributed seven points of growth; and

•	Increased revenue from our commercial agreement to provide global data entered into in connection with our divestiture of the domestic portion of our Italian operations.

For the three months ended June 30, 2010, Value-Added Risk Management Solutions, which accounted for 13% of International Risk Management Solutions, remained flat (both before and after the effect of foreign exchange) primarily due to decreased purchases in our European markets from our customers due to economic and budgetary pressures offset by increased purchases from existing customers in certain of our Asia Pacific markets.

For the three months ended June 30, 2010, Supply Management Solutions, which accounted for 1% of International Risk Management Solutions, increased 36% (31% increase before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $4.6 million, or 23% (19% increase before the effect of foreign exchange).

For the three months ended June 30, 2010, Traditional Sales & Marketing Solutions, which accounted for 59% of International Sales & Marketing Solutions, increased 68% (61% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of our consolidation of our majority owned joint venture with RoadWay in China completed in the third quarter of 2009, which contributed forty-one points of growth, and increased purchases from existing customers in certain of our markets.

For the three months ended June 30, 2010, Value-Added Sales & Marketing Solutions, which accounted for 41% of International Sales & Marketing Solutions, decreased 12% (15% decrease before the effect of foreign exchange). The decrease was primarily due to a shift in timing of renewals from the second quarter of 2010 into the first quarter of 2010.

Internet Solutions

•	A decrease in Internet Solutions of $0.2 million, or 19% (22% decrease before the effect of foreign exchange), on a small base.

International Operating Income

International operating income for the three months ended June 30, 2010 was $19.3 million, compared to $22.6 million for the three months ended June 30, 2009, a decrease of $3.3 million, or 15%, primarily due to:

•

Higher variable selling expenses related to a) increased revenue (e.g., commissions, bonus, etc.); b) our consolidation of our majority owned joint venture with RoadWay in China completed in the third quarter of 2009; and c) the acquisition of ICC completed in the third quarter of 2009; and

•

Increased data acquisition costs and fulfillment costs primarily associated with our consolidation of our majority owned joint venture with RoadWay in China completed in the third quarter of 2009 and our acquisition of ICC completed in the third quarter of 2009;

partially offset by:

•	An increase in core revenue;

•	Lower costs as a result of our divestiture of the domestic portion of our Italian operations; and

•	Lower costs as a result of our reengineering efforts.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

International total revenue increased $5.9 million, or 3% (1% decrease before the effect of foreign exchange), for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, reflecting an increase of $27.8 million, or 17% (13% increase before the effect of foreign exchange), in core revenue. Total International revenue was impacted by our divestiture of the domestic portion of our Italian operations in the second quarter of 2009, which accounted for $21.9 million in revenue for the six months ended June 30, 2009. The increase in core revenue was primarily due to:

•

Increased revenue as a result of the acquisition of ICC completed in the third quarter of 2009 and our consolidation of our majority owned joint venture with RoadWay in China completed in the third quarter of 2009, which in the aggregate, contributed nine points of growth;

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

•	Increased purchases from existing customers in certain of our markets.

International Customer Solution Sets

On a customer solution set basis, the $27.8 million increase in International core revenue for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $17.0 million, or 14% (10% increase before the effect of foreign exchange).

For the six months ended June 30, 2010, Traditional Risk Management Solutions, which accounted for 84% of International Risk Management Solutions, increased 14% (10% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

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

For the six months ended June 30, 2010, Value-Added Risk Management Solutions, which accounted for 15% of International Risk Management Solutions, increased 12% (8% increase before the effect of foreign exchange) primarily due to:

•

Increased revenue from a) providing cross-border data to members of our D&B Worldwide Network attributable to fulfillment services and product usage; and b) our commercial agreement to provide global data entered into in connection with our divestiture of the domestic portion of our Italian operations;

•	Increased purchases from existing customers in certain of our Asia Pacific markets;

partially offset by:

•	Decreased purchases in certain of our markets from our customers due to economic and budgetary pressures.

For the six months ended June 30, 2010, Supply Management Solutions, which accounted for 1% of International Risk Management Solutions, increased 37% (29% increase before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $10.9 million, or 29% (24% increase before the effect of foreign exchange).

For the six months ended June 30, 2010, Traditional Sales & Marketing Solutions, which accounted for 58% of International Sales & Marketing Solutions, increased 66% (58% increase before the effect of foreign exchange). This increase was primarily due to:

•

Increased revenue as a result of our consolidation of our majority owned joint venture with RoadWay in China completed in the third quarter of 2009 and the acquisition of ICC completed in the third quarter of 2009, which contributed thirty-eight points of growth; and

•	Increased purchases from existing customers in certain of our markets.

For the six months ended June 30, 2010, Value-Added Sales & Marketing Solutions, which accounted for 42% of International Sales & Marketing Solutions, decreased 1% (5% decrease before the effect of foreign exchange). The decrease was primarily due to lower purchases from existing customers in our Asia Pacific market. Certain customers in this region are carefully managing their value-added marketing spend activity due to continued economic pressures.

Internet Solutions

•	A decrease in Internet Solutions of $0.1 million, or 5% (12% decrease before the effect of foreign exchange), on a small base.

International Operating Income

International operating income for the six months ended June 30, 2010 was $32.7 million, compared to $34.2 million for the six months ended June 30, 2009, a decrease of $1.5 million, or 4%, primarily due to:

•

Higher variable selling expenses related to a) increased revenue (e.g., commissions, bonus, etc.); b) our consolidation of our majority owned joint venture with RoadWay in China completed in the third quarter of 2009; and c) the acquisition of ICC completed in the third quarter of 2009; and

•

Increased data acquisition costs and fulfillment costs primarily associated with our consolidation of our majority owned joint venture with RoadWay in China completed in the third quarter of 2009 and our acquisition of ICC completed in the third quarter of 2009;

partially offset by:

•	An increase in core revenue;

•	Lower costs as a result of our divestiture of the domestic portion of our Italian operations; and

•	Lower costs as a result of our reengineering efforts.

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

The disruption in the economic environment has had a significant adverse impact on a number of commercial and financial institutions. Our liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future. Management continues to closely monitor our liquidity, the credit markets and our financial counterparties. However, management cannot predict with any certainty the impact to us of any further disruption in the credit environment.

Cash Provided by Operating Activities

Net cash provided by operating activities was $211.0 million and $234.4 million for the six months ended June 30, 2010 and 2009, respectively. The $23.4 million decrease was primarily driven by:

•	Decreased net income of our underlying business excluding the impact of non-cash gains and losses; and

•	A decrease in collections due to a decrease in sales;

partially offset by:

•	A decrease in tax payments and a receipt of a refund from the IRS related to a legacy tax matter; and

•	A timing of payments of accounts payable.

Cash Used in Investing Activities

Net cash used in investing activities was $36.1 million for the six months ended June 30, 2010, as compared to net cash used in investing activities of $46.0 million for the six months ended June 30, 2009. The $9.9 million change primarily reflects the following activities:

•	During the six months ended June 30, 2009, we spent $31.6 million, net of cash acquired, primarily due to the acquisition of QED;

partially offset by:

•

Cash settlements of our foreign currency contracts for our hedged transactions resulted in $8.1 million of cash outflow for the six months ended June 30, 2010 as compared to $11.6 million cash inflow during the six months ended June 30, 2009; and

•	During the six months ended June 30, 2009, we received approximately $11.0 million in cash related to our divestiture of the domestic portion of our Italian operations.

Cash Used in Financing Activities

Net cash used in financing activities was $166.3 million and $137.7 million for the six months ended June 30, 2010 and 2009, respectively. As set forth below, this $28.6 million increase primarily relates to an increase in share repurchases and stock-based programs.

Share Repurchases

During the six months ended June 30, 2010, we repurchased 1.2 million shares of common stock for $94.8 million. The share repurchases are comprised of the following programs:

•

In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009 upon completion of our then existing $400 million, two-year repurchase program. We repurchased 0.6 million shares of common stock for $45.0 million under this repurchase program during the six months ended June 30, 2010. We anticipate that this program will be completed by December 2011.

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 0.6 million shares of common stock for $49.8 million under this program during the six months ended June 30, 2010. This program expires in August 2010.

During the six months ended June 30, 2009, we repurchased 1.0 million shares of common stock for $79.0 million. The share repurchases are comprised of the following programs:

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which commenced in February 2008. We repurchased 0.5 million shares of common stock for $42.5 million under this share repurchase program during the six months ended June 30, 2009; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 0.5 million shares of common stock for $36.5 million under this program during the six months ended June 30, 2009. This repurchase program expires in August 2010.

Stock-based Programs

For the six months ended June 30, 2010, net proceeds from stock-based awards were $1.8 million as compared to $11.3 million for the six months ended June 30, 2009. The decrease was attributed to a decrease in the volume of stock option exercises during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Future Liquidity—Sources and Uses of Funds

Share Repurchases and Dividends

In order to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP, our Board of Directors approved in August 2006, a four-year, five million share repurchase program. During the six months ended June 30, 2010, we repurchased 0.6 million shares of common stock for $49.8 million under this program with 0.2 million shares remaining to be repurchased. This program expires in August 2010.

In February 2009, our Board of Directors approved a $200 million share repurchase program which commenced in December 2009. During the six months ended June 30, 2010, we repurchased 0.6 million shares of common stock for $45.0 million under this program with $132.3 million remaining under this program. We anticipate that this program will be completed by December 2011.

In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This new program will begin at the completion of our existing four-year, five million share repurchase program.

In August 2010, our Board of Directors approved the declaration of a dividend of $0.35 per share for the third quarter of 2010. This cash dividend will be payable on September 15, 2010 to shareholders of record at the close of business on August 31, 2010.

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

Spin-off Obligation

In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. The TAA provides, however, that if the Internal Revenue Service (“IRS”) issues rules, regulations or other authority contrary to the agreed-upon treatment of the compensation expense deductions under the TAA, then the party that becomes entitled under such guidance to take the deduction may be required to reimburse the other party for the tax benefit it has realized, in order to compensate the other party for its loss of such deduction. In 2002 and 2003, the IRS issued rulings that appear to provide that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2008, and made estimated tax deposits for 2009 and 2010, consistent with the IRS’ rulings. Under the TAA, we may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2003 to the second quarter of 2010 of approximately $21.5 million in the aggregate for such years, which amounts principally relate to the years 2006-2010. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate under the TAA. We have not made any payments to Moody’s since the first quarter of 2006 with respect to this issue. While not material, we may also be required to pay additional amounts in the future based upon interpretations by the parties of the TAA and the IRS rulings.

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

Unrecognized Tax Benefits

In addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2009, we have a total amount of unrecognized tax benefits of $138.4 million as of June 30, 2010. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $131.2 million.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2009.

Fair Value Measurements

As described in Note 12 to our unaudited consolidated financial statements included in Part I. Item I. of this Quarterly Report on Form 10-Q, effective January 1, 2008, we adopted the authoritative guidance for fair value measurements in ASC 820-10, “Fair Value Measurements and Disclosures,” which has been applied prospectively beginning January 1, 2008 for all financial assets and liabilities recognized in the consolidated financial statements at fair value. The authoritative guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. The guidance also allowed for a one-year delay of the effective date for fair value measurements for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We delayed the effective date and applied the measurement provisions for all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis until January 1, 2009. Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of June 30, 2010, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of June 30, 2010, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2009 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended June 30, 2010, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended June 30, 2010, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(Amounts in millions, except per share data)
April 1 - 30, 2010	—	$—	—	—	$—
May 1 - 31, 2010	0.4	$76.56	0.4	—	$—
June 1 - 30, 2010	—	$—	—	—	$—

	0.4	$76.56	0.4	0.2	$132.3

(a)	During the three months ended June 30, 2010 we repurchased 0.1 million shares of common stock for $10.0 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in August 2006 and expires in August 2010. The maximum number of shares authorized for repurchase under this program is 5.0 million shares, of which 4.8 million shares have been repurchased as of June 30, 2010.

(b)	During the three months ended June 30, 2010, we repurchased 0.3 million shares of common stock for $20.0 million related to a previously announced $200 million share repurchase program approved by our Board of Directors in February 2009. We anticipate that this program will be completed by December 2011.

Item 5.	Other information

On July 30, 2010, we sold substantially all of the assets and liabilities of our North American Self Awareness Solution business. The sale is part of a strategic relationship whereby the buyer will operate the acquired business under the name of Dun & Bradstreet Credibility Corp., and distribute D&B-branded products to the micro customer segment.

Under the terms of the agreement, we received $10 million in cash at closing and we are entitled to annual royalty payments from the buyer for data and brand licensing.

Our North American Self Awareness Solutions business provides credit on self products for small and micro businesses. This transaction provides us with the ability to better focus our resources on our core customer segments and maximize shareholder value.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements, tagged as block text.*

*	Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ Anastasios G. Konidaris
Anastasios G. Konidaris
Senior Vice President and Chief Financial Officer

Date: August 4, 2010

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller

Date: August 4, 2010