Form 10-Q
period 2010-09-30
DUN & BRADSTREET CORP/NW
filed 2010-11-02
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at September 30, 2010
Common Stock, par value $0.01 per share	49,812,207

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in millions, except per share data)
Revenue	$400.4	$399.0	$1,194.9	$1,223.3

Operating Expenses	146.9	120.5	408.6	366.9
Selling and Administrative Expenses	157.5	159.9	469.1	480.4
Depreciation and Amortization	17.1	13.8	48.3	42.4
Restructuring Charge	3.9	12.2	10.1	16.3

Operating Costs	325.4	306.4	936.1	906.0

Operating Income	75.0	92.6	258.8	317.3

Interest Income	0.5	0.6	1.4	2.5
Interest Expense	(11.0)	(11.4)	(34.3)	(34.2)
Other Income (Expense) - Net	25.2	(2.0)	27.7	13.9

Non-Operating Income (Expense) - Net	14.7	(12.8)	(5.2)	(17.8)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	89.7	79.8	253.6	299.5
Provision for Income Taxes	33.4	25.4	95.3	63.5
Equity in Net Income of Affiliates	0.5	0.3	0.7	1.0

Net Income	56.8	54.7	159.0	237.0
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.3)	(0.7)	0.5	(2.0)

Net Income Attributable to D&B	$56.5	$54.0	$159.5	$235.0

Basic Earnings Per Share of Common Stock
Attributable to D&B Common Shareholders	$1.13	$1.03	$3.17	$4.44

Diluted Earnings Per Share of Common Stock
Attributable to D&B Common Shareholders	$1.12	$1.02	$3.14	$4.39

Weighted Average Number of Shares Outstanding - Basic	49.7	52.0	50.0	52.6
Weighted Average Number of Shares Outstanding - Diluted	50.1	52.6	50.5	53.2
Cash Dividend Paid Per Common Share	$0.35	$0.34	$1.05	$1.02
Comprehensive Income Attributable to D&B	$96.4	$68.0	$152.0	$278.2

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	September 30, 2010	December 31, 2009
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$77.2	$222.9
Accounts Receivable, Net of Allowance of $15.4 at September 30, 2010 and $15.5 at December 31, 2009	385.1	464.1
Other Receivables	13.6	8.0
Prepaid Taxes	3.1	3.1
Deferred Income Tax	29.9	31.4
Other Current Assets	40.7	30.1

Total Current Assets	549.6	759.6

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $80.5 at September 30, 2010 and $80.6 at December 31, 2009	53.1	53.6
Computer Software, Net of Accumulated Amortization of $362.7 at September 30, 2010 and $347.7 at December 31, 2009	128.6	119.2
Goodwill	579.9	440.8
Deferred Income Tax	166.0	181.9
Other Receivables	54.2	43.8
Other Intangibles	137.4	91.2
Other Non-Current Assets	58.5	59.3

Total Non-Current Assets	1,177.7	989.8

Total Assets	$1,727.3	$1,749.4

LIABILITIES
Current Liabilities
Accounts Payable	$34.2	$36.4
Accrued Payroll	101.1	104.9
Accrued Income Tax	14.5	3.0
Short-Term Debt	301.4	1.7
Other Accrued and Current Liabilities (Note 6)	194.6	173.4
Deferred Revenue	516.2	539.7

Total Current Liabilities	1,162.0	859.1

Pension and Postretirement Benefits	419.2	490.5
Long-Term Debt	654.6	961.8
Liabilities for Unrecognized Tax Benefits	127.2	115.5
Other Non-Current Liabilities	81.7	56.5

Total Liabilities	2,444.7	2,483.4

Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	0.0	0.0
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	0.0	0.0
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	0.0	0.0
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	226.0	209.5
Retained Earnings	1,937.5	1,830.7
Treasury Stock, at cost, 32.1 shares at September 30, 2010 and 30.7 shares at December 31, 2009	(2,203.5)	(2,097.7)
Accumulated Other Comprehensive Income (Loss)	(687.4)	(689.0)

Total D&B Shareholders’ Equity (Deficit)	(726.6)	(745.7)

Noncontrolling Interest	9.2	11.7

Total Equity (Deficit)	(717.4)	(734.0)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,727.3	$1,749.4

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$159.0	$237.0
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	48.3	42.4
Amortization of Unrecognized Pension Loss	9.7	13.5
Gain from Sales of Businesses	(23.9)	(9.3)
Impairment of Intangible Assets	20.4	0.0
Income Tax Benefit from Stock-Based Awards	6.5	10.8
Excess Tax Benefit on Stock-Based Awards	(1.5)	(4.6)
Equity-Based Compensation	15.3	17.2
Restructuring Charge	10.1	16.3
Restructuring Payments	(15.2)	(18.2)
Deferred Income Taxes, Net	11.7	16.1
Accrued Income Taxes, Net	17.1	(39.2)
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	78.8	100.7
(Increase) Decrease in Other Current Assets	(8.4)	1.2
Decrease in Deferred Revenue	(11.3)	(52.6)
Decrease in Accounts Payable	(7.4)	(12.4)
Increase (Decrease) in Accrued Liabilities	9.7	(1.1)
Increase in Other Accrued and Current Liabilities	0.9	0.9
Changes in Non-Current Assets and Liabilities:
(Increase) Decrease in Other Long-Term Assets	(6.1)	6.5
Net Decrease in Long-Term Liabilities	(34.1)	(24.4)
Net, Other Non-Cash Adjustments	(0.7)	2.0

Net Cash Provided by Operating Activities	278.9	302.8

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net	9.0	11.1
Payments for Acquisitions of Businesses, Net of Cash Acquired	(203.3)	(74.2)
Investment in Debt Security	0.0	(5.0)
Cash Settlements of Foreign Currency Contracts	2.0	9.4
Capital Expenditures	(7.6)	(6.0)
Additions to Computer Software and Other Intangibles	(41.3)	(41.9)
Net, Other	5.6	0.0

Net Cash Used in Investing Activities	(235.6)	(106.6)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(114.8)	(143.4)
Net Proceeds from Stock-Based Awards	3.0	14.5
Payment of Debt	(0.7)	0.0
Payments of Dividends	(52.6)	(53.9)
Proceeds from Borrowings on Credit Facilities	112.6	183.3
Payments of Borrowings on Credit Facilities	(119.9)	(195.2)
Excess Tax Benefit on Stock-Based Awards	1.5	4.6
Capital Lease and Other Long-Term Financing Obligation Payment	(2.0)	0.0
Net, Other	(2.3)	(0.3)

Net Cash Used in Financing Activities	(175.2)	(190.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13.8)	17.3

(Decrease) Increase in Cash and Cash Equivalents	(145.7)	23.1
Cash and Cash Equivalents, Beginning of Period	222.9	164.2

Cash and Cash Equivalents, End of Period	$77.2	$187.3

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Income Taxes, Net of Refunds	$60.0	$75.9
Interest	$31.0	$30.8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

	For the Nine Months Ended September 30, 2010 and 2009
	Accumulated Other Comprehensive Income (Loss)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Share- holders’ Equity (Deficit)	Non- controlling Interest	Total Equity (Deficit)	Compre- hensive Income (Loss)
Balance, December 31, 2008	0.8	206.1	1,582.8	(1,924.4)	(204.3)	(514.2)	(3.5)	(856.7)	6.1	(850.6)
Net Income			235.0					235.0	2.0	237.0	$237.0
Purchase of shares								0.0	3.1	3.1
Payment to noncontrolling interest								0.0	(0.5)	(0.5)
Equity-Based Plans		4.1		35.7				39.8		39.8
Treasury Shares Acquired				(143.4)				(143.4)		(143.4)
Pension Adjustments, net of tax of $10.9						15.0		15.0		15.0	15.0
Dividend Declared			(53.9)					(53.9)		(53.9)
Adjustments to Legacy Tax Matters		4.9						4.9		4.9
Change in Cumulative Translation Adjustment					27.8			27.8	0.1	27.9	27.9
Derivative Financial Instruments, no tax impact							0.4	0.4		0.4	0.4

Total Comprehensive Income (Loss)											$280.3

Balance, September 30, 2009	$0.8	$215.1	$1,763.9	$(2,032.1)	$(176.5)	$(499.2)	$(3.1)	$(731.1)	$10.8	$(720.3)

Comprehensive Income Attributable to the Noncontrolling Interest											(2.1)

Comprehensive Income Attributable to D&B											$278.2

Balance, December 31, 2009	0.8	209.5	1,830.7	(2,097.7)	(161.4)	(524.6)	(3.0)	(745.7)	11.7	(734.0)

Net Income			159.5					159.5	(0.5)	159.0	$159.0
Purchase of shares		(0.3)						(0.3)	(0.2)	(0.5)
Payment to noncontrolling interest								0.0	(1.9)	(1.9)
Equity-Based Plans		11.9		9.0				20.9		20.9
Treasury Shares Acquired				(114.8)				(114.8)		(114.8)
Pension Adjustments, net of tax of $5.0						32.6		32.6		32.6	23.5
Dividend Declared			(52.7)					(52.7)		(52.7)
Adjustments to Legacy Tax Matters		4.9						4.9		4.9
Change in Cumulative Translation Adjustment					(30.6)			(30.6)	0.1	(30.5)	(30.5)
Derivative Financial Instruments, no tax impact							(0.4)	(0.4)		(0.4)	(0.4)

Total Comprehensive Income (Loss)											$151.6

Balance, September 30, 2010	$0.8	$226.0	$1,937.5	$(2,203.5)	$(192.0)	$(492.0)	$(3.4)	$(726.6)	$9.2	$(717.4)

Comprehensive Income Attributable to the Noncontrolling Interest											0.4

Comprehensive Income Attributable to D&B											$152.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 2 — Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-9, “Amendments to Certain Recognition and Disclosure Requirements,” which amends authoritative guidance on certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The authoritative guidance requires SEC filers to evaluate subsequent events through the date the financial statements are available to be issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The authoritative guidance was effective immediately for financial statements that are issued or available to be issued. We adopted the authoritative guidance as of January 1, 2010, and it did not have a material impact on our consolidated financial statements.

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

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends consolidation guidance that applies to variable interest entities or “VIEs.” This guidance changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate the VIE. The guidance requires assessments at each reporting period to determine whether an entity is a VIE, which party within the VIE is considered the primary beneficiary and which type of financial statement disclosures are required. The authoritative guidance was effective as of the beginning of the first fiscal year that begins after November 15, 2009. We adopted the authoritative guidance on January 1, 2010 and it did not have a material impact on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

During the three months ended September 30, 2010, we recorded a $3.9 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $3.3 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 100 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.6 million were recorded.

During the three months ended September 30, 2009, we recorded a $12.2 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $4.9 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 420 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $7.3 million were recorded.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

During the nine months ended September 30, 2010, we recorded a $10.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $6.9 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 250 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.2 million were recorded.

During the nine months ended September 30, 2009, we recorded a $16.3 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $6.2 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 480 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $10.1 million were recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2009	$13.8	$0.7	$14.5
Charge Taken during First Quarter 2010	2.1	2.5	4.6
Payments during First Quarter 2010	(6.1)	(0.5)	(6.6)

Balance Remaining as of March 31, 2010	$9.8	$2.7	$12.5

Charge Taken during Second Quarter 2010	$1.5	$0.1	$1.6
Payments during Second Quarter 2010	(3.5)	(0.9)	(4.4)

Balance Remaining as of June 30, 2010	$7.8	$1.9	$9.7

Charge Taken during Third Quarter 2010	$3.3	$0.6	$3.9
Payments during Third Quarter 2010	(3.4)	(0.8)	(4.2)

Balance Remaining as of September 30, 2010	$7.7	$1.7	$9.4

Restructuring Charges:
Balance Remaining as of December 31, 2008	$21.7	$0.2	$21.9
Charge Taken during First Quarter 2009	0.9	0.4	1.3
Payments during First Quarter 2009	(6.4)	(0.2)	(6.6)

Balance Remaining as of March 31, 2009	$16.2	$0.4	$16.6

Charge Taken during Second Quarter 2009	$0.4	$2.4	$2.8
Payments during Second Quarter 2009	(6.1)	(0.8)	(6.9)

Balance Remaining as of June 30, 2009	$10.5	$2.0	$12.5

Charge Taken during Third Quarter 2009	$4.9	$7.3	$12.2
Payments during Third Quarter 2009	(4.1)	(0.6)	(4.7)

Balance Remaining as of September 30, 2009	$11.3	$8.7	$20.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	At September 30, 2010	At December 31, 2009
Debt Maturing Within One Year:
Fixed-Rate Notes (Net of a $0.1 million discount as of September 30, 2010)	$299.9	$—
Other	1.5	1.7

Total Debt Maturing Within One Year	$301.4	$1.7

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.2 million discount as of
December 31, 2009)	$400.0	$699.8
Credit Facility	252.0	259.4
Other	2.6	2.6

Total Debt Maturing After One Year	$654.6	$961.8

Fixed-Rate Notes

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below our A- credit rating on the date of issuance of the 2013 notes or subsequently upgraded rating. The maximum adjustment is 2.00% above the initial interest rate. As of September 30, 2010, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. The 2013 notes are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at September 30, 2010.

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

In March 2006, we issued senior notes with a face value of $300 million that mature on March 15, 2011 (the “2011 notes”), bearing interest at a fixed annual rate of 5.50%, payable semi-annually. The proceeds were used to repay our then existing $300 million senior notes, bearing interest at a fixed annual rate of 6.625% which matured on March 15, 2006. During the first quarter of 2010, these notes have been reclassified from long term debt to short term debt because they will mature in one year. The 2011 notes of $299.9 million, net of a $0.1 million remaining discount, are recorded as “Short-Term Debt” in our unaudited consolidated balance sheet at September 30, 2010. The 2011 notes of $299.8 million, net of a $0.2 million remaining discount, are recorded as “Long-Term Debt” in our audited consolidated balance sheet at December 31, 2009.

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

Credit Facility

At September 30, 2010 and December 31, 2009, we had a $650 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $650 million credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. We were in compliance with these covenants at September 30, 2010 and at December 31, 2009.

At September 30, 2010 and December 31, 2009, we had $252.0 million and $259.4 million, respectively, of borrowings outstanding under the $650 million credit facility with weighted average interest rates of 0.56% and 0.47%, respectively. We borrowed under these facilities from time-to-time during the nine months ended September 30, 2010 to fund our working capital needs and share repurchases. The $650 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We did not borrow under our commercial paper program as of and for the nine months ended September 30, 2010 or for the year ended December 31, 2009.

In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these swaps as cash flow hedges against variability in cash flows related to our $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. Approximately $1.7 million of net derivative losses associated with these swaps was included in AOCI at September 30, 2010.

Other

At September 30, 2010 and December 31, 2009, certain of our International operations had non-committed lines of credit of $4.5 million and $9.6 million, respectively. There were no borrowings outstanding under these lines of credit at September 30, 2010 or December 31, 2009. These arrangements have no material commitment fees and no compensating balance requirements.

At September 30, 2010 and December 31, 2009, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $3.3 million and $9.6 million, respectively.

Interest paid for all outstanding debt totaled $8.6 million and $31.0 million during the three month and nine month periods ended September 30, 2010, respectively. During the three month and nine month periods ended September 30, 2009, interest paid for all outstanding debt totaled $9.0 million and $30.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 5 — Earnings Per Share

In accordance with the authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 0.2 million shares and 0.4 million shares for the three months ended September 30, 2010 and 2009, respectively. The weighted average restricted shares outstanding were 0.2 million shares and 0.4 million shares for the nine months ended September 30, 2010 and 2009, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income Attributable to D&B	$56.5	$54.0	$159.5	$235.0
Less: Allocation to Participating Securities	(0.2)	(0.4)	(0.7)	(1.6)

Net Income Applicable to D&B Common Shareholders - Basic and Diluted	$56.3	$53.6	$158.8	$233.4

Weighted Average Number of Shares Outstanding - Basic	49.7	52.0	50.0	52.6
Dilutive Effect of Our Stock Incentive Plans	0.4	0.6	0.5	0.6

Weighted Average Number of Shares Outstanding - Diluted	50.1	52.6	50.5	53.2

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.13	$1.03	$3.17	$4.44

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.12	$1.02	$3.14	$4.39

Stock-based awards to acquire 1.8 million shares and 1.3 million shares of common stock were outstanding at the three months ended September 30, 2010 and 2009, respectively, but were not included in the quarter-to-date computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive.

Stock-based awards to acquire 1.5 million shares and 1.1 million shares of common stock were outstanding at the nine months ended September 30, 2010 and 2009, respectively, but were not included in the year-to-date computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire 10 years from the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Our share repurchases were as follows:

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
Program	2010			2009			2010			2009
	Shares		$Amount	Shares		$Amount	Shares		$Amount	Shares		$Amount
Share Repurchase Programs	0.3	(a)	$18.0	0.9	(b)	$60.0	0.9	(a)	$63.0	1.4	(b)	$102.5
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	—	(c)	2.0	—	(c)	4.4	0.6	(c)	51.8	0.5	(c)	40.9

Total Repurchases	0.3		$20.0	0.9		$64.4	1.5		$114.8	1.9		$143.4

(a)	In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009 upon completion of our then existing $400 million, two-year repurchase program. We repurchased 0.3 million shares of common stock for $18.0 million under this repurchase program during the three months ended September 30, 2010. We repurchased 0.9 million shares of common stock for $63.0 million under this repurchase program during the nine months ended September 30, 2010. We anticipate that this program will be completed by December 2011.

(b)	In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which commenced in February 2008 upon completion of our then existing $200 million repurchase program. We repurchased 0.9 million shares of common stock for $60.0 million under this repurchase program during the three months ended September 30, 2009. We repurchased 1.4 million shares of common stock for $102.5 million under this repurchase program during the nine months ended September 30, 2009. This program was completed in December 2009.

(c)	In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This program expired in August 2010 with 4.8 million of the authorized 5.0 million shares being repurchased over the life of the program.

In May 2010, in anticipation of the expiration of our then existing four-year, five million share repurchase program, our Board of Directors approved a new four-year, five million share repurchased program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. As of September 30, 2010, we had not yet commenced repurchasing under this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 6 — Other Accrued and Current Liabilities

	At September 30, 2010	At December 31, 2009
Restructuring Accruals	$9.4	$14.5
Professional Fees	49.9	37.3
Operating Expenses	36.8	32.0
Spin-Off Obligation(1)	21.5	21.5
Other Accrued Liabilities	77.0	68.1

	$194.6	$173.4

(1)	In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the IRS issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2009, and made estimated tax deposits for 2010, consistent with the IRS’ rulings. Under the TAA, we may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2003 to the third quarter of 2010 of approximately $21.5 million in the aggregate for such years, which amounts principally relate to the years 2006-2010. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate under the TAA. We have not made any payments to Moody’s since the first quarter of 2006 with respect to this issue. In a letter dated September 10, 2010, Moody’s asserted that D&B has failed to reimburse Moody’s approximately $2.8 million plus interest as a result of the change in reporting position for 2003-2005 and that Moody’s may initiate an arbitration proceeding in connection therewith. We responded to Moody’s that we disagreed with its position and proposed meeting to discuss and resolve the matter. We are in the process of scheduling that meeting. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $21.5 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.

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

As we last disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we made a deposit to the IRS of $39.8 million in order to stop the accrual of statutory interest on additional taxes allegedly due for the 1997-2002 tax years. In 2007, we requested the return of that deposit. The IRS applied $16 million of our deposit in satisfaction of deficiencies it assessed for tax years 1997, 1998, 2001 and 2002 and returned the balance of the deposit to us. We have pursued refunds for a portion of the $16 million. In May 2010, the IRS refunded $5.2 million to us for the 1997 tax year (which included interest of approximately $2.5 million, resulting in a gain of approximately $4.9 million, net of tax, which is included in Provision for Income Taxes in our Consolidated Statement of Operations). We will report further gains and further returns of cash if and to the extent we are able to recover further refunds.

Quality Education Data

On May 7, 2010, the Federal Trade Commission (“FTC”) filed an administrative complaint against D&B alleging the acquisition of Quality Education Data (“QED”) in February 2009 violated the federal antitrust laws. On May 26, 2010, we filed an answer to the complaint, denying any liability under the antitrust laws arising from the acquisition. On August 12, 2010, D&B entered into a Consent Agreement with the FTC settling this matter. The final Order reflecting the Consent Agreement and ending the administrative litigation was approved by the Commission on September 10, 2010. Pursuant to the Order, we sold an updated version of the original QED K-12 database, QED trade names and marks, and proprietary QED software acquired in connection with the QED acquisition to a third party. We also agreed to give certain customers the option of terminating, without penalty, certain contracts they have with us at the request of the customer to consider alternative sources of K-12 data. We do not believe that this disposition of assets will have a material impact on our financial performance.

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

The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including ours, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Hoover’s. On October 6, 2009, the Court granted final approval of the settlement. One objector to the settlement is proceeding with an appeal to the Second Circuit.

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

Note 8 — Income Taxes

For the three months ended September 30, 2010, our effective tax rate was 37.3% as compared to 31.8% for the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was negatively impacted by reduced income in our foreign jurisdictions and the enactment of a change to UK tax laws. The effective tax rate for the three months ended September 30, 2009 was positively impacted by benefits derived from our worldwide legal entity simplification and negatively impacted by the increase in reserves for uncertain tax positions.

For the nine months ended September 30, 2010, our effective tax rate was 37.6% as compared to 21.2% for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was negatively impacted by reduced income in our foreign jurisdictions and by the reduction of the deferred tax asset associated with our accrued liability for retiree drug subsidies related to the 2010 Patient Protection and Affordable Care Act which will make subsidy payments taxable in years beginning after December 31, 2012, and positively impacted by the release of reserves for uncertain tax positions following a favorable tax ruling in one of our international jurisdictions and a refund received with respect to a legacy tax matter. The effective tax rate for the nine months ended September 30, 2009 was positively impacted by benefits derived from worldwide legal entity simplification and our divestiture of the domestic portion of our Italian operations.

The total amount of unrecognized tax benefits as of September 30, 2010 was $146.2 million. During the three months ended September 30, 2010, we increased our unrecognized tax benefits by approximately $7.8 million, net of decreases. The increase is primarily related to uncertain tax positions recorded as part of our acquisition of Dun & Bradstreet Australia Holdings Limited (“D&B Australia”) and global tax planning initiatives. See Note 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2010, we increased our unrecognized tax benefits by approximately $9.3 million, net of decreases, primarily related to uncertain tax positions recorded as part of our acquisition of D&B Australia and global tax planning initiatives. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $115.5 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months, by approximately $23 million, as a result of not pursuing certain refund claims.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

We recognize accrued interest expense and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and nine month periods ended September 30, 2010 was $0.9 million and $2.2 million, net of tax benefits, respectively, as compared to $0.8 million and $1.8 million, net of tax benefits, in the three month and nine month periods ended September 30, 2009, respectively. The total amount of accrued interest and penalties as of September 30, 2010 was $12.0 million, net of tax benefits, as compared to $9.2 million, net of tax benefits, as of September 30, 2009.

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic (income) cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Components of Net Periodic Cost (Income):
Service cost	$1.4	$2.1	$4.7	$5.1	$0.1	$0.2	$0.4	$0.5
Interest cost	22.5	22.5	67.9	67.9	0.3	0.9	1.7	3.2
Expected return on plan assets	(28.2)	(28.9)	(84.7)	(86.5)	—	—	—	—
Amortization of prior service cost (credit)	—	0.4	0.1	0.8	(2.6)	(0.9)	(4.9)	(2.8)
Recognized actuarial loss (gain)	5.6	5.4	16.1	17.4	(0.7)	(0.9)	(1.6)	(1.9)

Net Periodic Cost (Income)	$1.3	$1.5	$4.1	$4.7	$(2.9)	$(0.7)	$(4.4)	$(1.0)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 that we expected to contribute $31.0 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $7.0 million to our postretirement benefit plan for the year ended December 31, 2010. As of September 30, 2010, we have made contributions to our U.S. Non-Qualified and our Non-U.S. pension plans of $22.3 million and to our postretirement benefit plan of $5.3 million.

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. It was subsequently amended by the Health Care and Education Reconciliation Act of 2010. As a result, the federal subsidies we receive related to the retiree health benefit plans will effectively become taxable in tax years beginning after December 31, 2012. Under ASC 740, “Income Taxes,” the impact of the change in tax law is required to be immediately recognized in our consolidated statement of operations in the period the law is enacted. As a result, we recognized $13.0 million in our tax provision in the first quarter of 2010 as well as writing off the corresponding deferred tax asset.

In addition, we decided to convert the current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (“EGWP”). Beginning in 2013, we will use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions. We have formally adopted this change effective July 1, 2010. This plan change is accounted for as a plan amendment under ASC 715-60-35, “Compensation—Retirement Benefits.” As a result, in the third quarter of 2010, we reduced our accumulated postretirement obligation by approximately $21 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 10 — Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. We manage our operations through the following two segments: North America (which consists of the U.S. and Canada) and International (which consists of our operations in Europe, Asia Pacific and Latin America). Our customer solution sets are D&B Risk Management Solutions ™ , D&B Sales & Marketing Solutions ™ and D&B Internet Solutions®. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges and our Strategic Technology Investment because these charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility initiatives, are not allocated to our business segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
North America	$301.2	$294.0	$878.5	$896.2
International	94.8	88.2	283.5	249.1

Consolidated Core	396.0	382.2	1,162.0	1,145.3
Divested Businesses	4.4	16.8	32.9	78.0

Consolidated Total	$400.4	$399.0	$1,194.9	$1,223.3

Operating Income (Loss):
North America	$93.5	$105.4	$297.2	$338.7
International	14.4	17.7	47.1	51.9

Total Divisions	107.9	123.1	344.3	390.6
Corporate and Other(1)	(32.9)	(30.5)	(85.5)	(73.3)

Consolidated Total	75.0	92.6	258.8	317.3
Non-Operating Income (Expense), Net	14.7	(12.8)	(5.2)	(17.8)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$89.7	$79.8	$253.6	$299.5

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Corporate Costs	$(16.1)	$(14.3)	$(45.8)	$(43.4)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(1.1)	(4.0)	(5.4)	(13.6)
Restructuring Expense	(3.9)	(12.2)	(10.1)	(16.3)
Strategic Technology Investment	(11.8)	—	(24.2)	—

Total Corporate and Other	$(32.9)	$(30.5)	$(85.5)	$(73.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$184.0	$182.2	$541.9	$551.4
Sales & Marketing Solutions	88.9	84.7	253.0	258.1
Internet Solutions	28.3	27.1	83.6	86.7

North America Core Revenue	301.2	294.0	878.5	896.2
Divested Business(2)	4.4	16.8	32.9	56.1

Total North America Revenue	305.6	310.8	911.4	952.3

International:
Risk Management Solutions	70.9	66.1	209.6	187.8
Sales & Marketing Solutions	23.0	21.2	71.4	58.7
Internet Solutions	0.9	0.9	2.5	2.6

International Core Revenue	94.8	88.2	283.5	249.1
Divested Business(2)	—	—	—	21.9

Total International Revenue	94.8	88.2	283.5	271.0

Consolidated Total:
Risk Management Solutions	254.9	248.3	751.5	739.2
Sales & Marketing Solutions	111.9	105.9	324.4	316.8
Internet Solutions	29.2	28.0	86.1	89.3

Core Revenue	396.0	382.2	1,162.0	1,145.3
Divested Businesses(2)	4.4	16.8	32.9	78.0

Consolidated Total Revenue	$400.4	$399.0	$1,194.9	$1,223.3

(2)	On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. For the nine months ended September 30, 2009, the revenue related to this divested business was $18.7 million for Risk Management Solutions and $3.2 million for Sales & Marketing Solutions.

On July 30, 2010, we completed the sale of substantially all of the assets and liabilities of our North American Self Awareness Solution business. The revenue related to this divested business for the three month and nine month periods ended September 30, 2010 was $4.3 million and $32.0 million for Risk Management Solutions, respectively, and $0.1 million and $0.9 million, for Internet Solutions respectively. For the three month and nine month periods ended September 30, 2009, the revenue related to this divested business was $16.5 million and $55.7 million for Risk Management Solutions, respectively, and $0.3 million and $0.4 million for Internet Solutions, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The sale of these businesses has been classified as “Divested Businesses.” Our divested businesses contributed 1% and 3% of our total revenue for the three month and nine month periods ended September 30, 2010, respectively. During the three month and nine month periods ended September 30, 2009, our divested businesses contributed 4% and 6% of our total revenue, respectively. The following table represents divested revenue by solution set:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Divested Businesses:
Risk Management Solutions	$4.3	$16.5	$32.0	$74.4
Sales & Marketing Solutions	—	—	—	3.2
Internet Solutions	0.1	0.3	0.9	0.4

Total Divested Revenue	$4.4	$16.8	$32.9	$78.0

	At September 30, 2010	At December 31, 2009
Assets:
North America	$703.7	$815.0
International	770.6	672.7

Total Divisions	1,474.3	1,487.7
Corporate and Other (primarily taxes)	253.0	261.7

Consolidated Total	$1,727.3	$1,749.4

Goodwill(3):
North America	$265.8	$266.1
International	314.1	174.7

Consolidated Total	$579.9	$440.8

(3)	The increase in goodwill from $440.8 million at December 31, 2009 to $579.9 million at September 30, 2010 was primarily attributable to the goodwill associated with the acquisition of D&B Australia partially offset by the negative impact of foreign currency translation. See Note 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 11 — Acquisitions

Dun & Bradstreet Australia Holdings Limited

On August 31, 2010, we acquired a 100% equity interest in D&B Australia for a net cash outlay of $204.5 million, subject to working capital adjustments, primarily with cash on hand internationally. Related to this acquisition, we entered into a hedge to protect the translation of the Australian Dollar-denominated purchase price into U.S. Dollars and realized a net derivative gain of $3.4 million. D&B Australia was a member of the D&B Worldwide Network® and is the leading credit and information service provider in Australia and New Zealand.

The acquisition of D&B Australia represents a strong fit with our international strategy and allows us to participate directly in a geographic region that has increasing importance for our global customers. D&B Australia is a leader in commercial risk and receivables management and owns and operates an emerging high growth consumer credit service. Through these, D&B Australia is able to efficiently collect high quality data on most businesses within Australia and New Zealand. The results of D&B Australia have been included in our consolidated financial statements since the date of acquisition.

The acquisition was valued at $207.9 million. Transaction costs of $3.2 million were included in operating expenses in the consolidated statement of operations. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of acquisition. The table below reflects the purchase price related to the acquisition and the resulting preliminary purchase price allocations:

	Amortization Life (years)	Acquisition
Current Assets		$20.3
Intangible Assets:
Goodwill		151.4
Customer Relationships	10 - 14	27.2
Database	6	15.4
Technology	7.5	10.5
Reacquired Rights	12	11.5
Trade Name	Indefinite	0.8
Other		12.0

Total Assets Acquired		249.1

Current Liabilities		(21.9)
Noncurrent Liabilities		(19.3)

Total Liabilities Assumed		(41.2)

Total Purchase Price		$207.9

The goodwill was assigned to our Australia/New Zealand reporting unit, which is a part of our International segment. The primary item that generated the goodwill is the value of revenue growth from D&B Australia’s future customers and future technology development. The intangible assets, with useful lives from 6 to 14 years, are being amortized over a weighted-average useful life of 9.5 years. The intangibles have been recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2010 is not material, and, as such, pro forma financial results have not been presented.

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

The transaction was valued at $17.2 million, including a working capital adjustment of $0.2 million. Transaction costs of $1.0 million were included in operating expenses in the consolidated statement of operations. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair value at the date of acquisition. The table below reflects the purchase price related to the acquisition and the resulting purchase price allocations:

	Amortization Life (years)	Acquisition
Current Assets		$8.2
Intangible Assets:
Customer Relationships	11	3.9
Technology	5	4.0
Trademark	10	0.9
Database	5	4.0
Other		0.6

Total Assets Acquired		21.6

Current Liabilities		(4.3)
Noncurrent Liabilities		(0.1)

Total Liabilities Assumed		(4.4)

Total Purchase Price		$17.2

No goodwill was recognized in this transaction. The intangible assets, with useful lives from 5 to 11 years, are being amortized over a weighted average useful life of 7.2 years and have been recorded as “Trademark, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2009 is not material, and, as such, pro forma financial results have not been presented.

Roadway International Limited

During the third quarter of 2009, we acquired a 90% equity interest in RoadWay International Limited (“RoadWay”), with cash on hand. RoadWay is the leading provider of integrated services of direct marketing in China. As part of the transaction, D&B Huaxia, our existing joint venture company with Huaxia in China, transferred its Sales & Marketing Solutions business to RoadWay. As a result, RoadWay will become our specialized Sales & Marketing Solutions arm in China, catering to customer needs in business and consumer database marketing. The results of RoadWay have been included in our consolidated financial statements since the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The transaction was valued at $28.3 million. Transaction costs of $0.7 million were included in operating expenses in the consolidated statement of operations. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair value at the date of acquisition. Based on the share purchase and share subscription agreement, the noncontrolling interest is estimated based on the fair value of the net assets acquired. The table below reflects the purchase price related to the acquisition and the resulting purchase price allocations:

	Amortization Life (years)	Acquisition
Current Assets		$5.3
Intangible Assets:
Goodwill		21.6
Customer Relationships	5.5	1.1
Technology	6	2.1
Trademark	7.5	0.6
Database	6.5	1.3
Other		0.2

Total Assets Acquired		32.2

Current Liabilities		(1.9)
Noncurrent Liabilities		(1.3)

Total Liabilities Assumed		(3.2)

Noncontrolling Interest		(0.7)

Total Purchase Price		$28.3

The goodwill was assigned to our Greater China reporting unit. The primary item that generated the goodwill is the value of revenue growth and synergies between the acquired entity and our Sales & Marketing Solutions, catering to customers needs in business and consumer database marketing. The intangible assets, with useful lives from 1 to 7.5 years, are being amortized over a weighted-average useful life of 6.2 years and have been recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2009 is not material, and, as such, pro forma financial results have not been presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The transaction was valued at $29.0 million. Transaction costs of $1.0 million were included in operating expenses in the consolidated statement of operations. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair value at the date of acquisition. The table below reflects the purchase price related to the acquisition and the resulting purchase price allocations:

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

During the second quarter of 2010, we wrote-off $6.8 million of intangible assets related to database, technology, tradename and customer relationships as well as we revised the useful lives of customer relationships from twelve years to eight years as a result of an examination of such assets initiated in connection with a recent settlement with the FTC. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a description on the FTC matter.

Treatment of Goodwill

The acquisition of QED was an asset acquisition and, as a result, the associated goodwill is deductible for tax purposes. The acquisition of D&B Australia was a stock acquisition and, as a result, the associated goodwill is not deductible for tax purposes. The goodwill associated with RoadWay is not deductible for tax purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at September 30, 2010 and December 31, 2009, in our opinion, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at September 30, 2010 and December 31, 2009, because we sell to a large number of customers in different geographical locations.

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

In January 2009 and December 2008, we entered into interest rate swap agreements with an aggregate notional amounts of $25 million and $75 million, respectively, and designated these swaps as cash flow hedges against variability in cash flows related to our bank revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. At September 30, 2010, the balance of net derivative losses associated with these swaps included in AOCI was approximately $1.7 million.

Fair Values of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2010 and December 31, 2009:

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$—	Other Current Assets	$—	Other Accrued & Current Liabilities	$1.8	Other Accrued & Current Liabilities	$0.8

Total derivatives designated as hedging instruments		$—		$—		$1.8		$0.8

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.3	Other Current Assets	$0.6	Other Accrued & Current Liabilities	$1.0	Other Accrued & Current Liabilities	$0.2
Foreign exchange option contracts	Other Current Assets	0.1	Other Current Assets	—	Other Accrued & Current Liabilities	—	Other Accrued & Current Liabilities	—

Total derivatives not designated as hedging instruments		$0.4		$0.6		$1.0		$0.2

Total Derivatives		$0.4		$0.6		$2.8		$1.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Month and Nine Month Periods Ended September 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,			For the Three Months Ended September 30,		For the Nine Months Ended September 30,			For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009		2010	2009	2010	2009		2010	2009	2010	2009
Interest rate contracts	$(0.1)	$(0.7)	$(0.9)	$(0.2)	Non-Operating Income (Expenses) - Net	$(0.4)	$(0.4)	$(1.1)	$(1.0)	Non-Operating Income (Expenses) - Net	$—	$—	$—	$—

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

As of September 30, 2010 and 2009, the notional amount of our foreign exchange contracts were $326.9 million and $248.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Month and Nine Month Periods Ended September 30, 2010 and 2009:

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income On Derivative		Amount of Gain or (Loss) Recognized in Income On Derivative
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Non-Operating Income (Expenses) - Net	$8.4	$(2.1)	$0.6	$9.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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

The following table summarizes fair value measurements by level at September 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at September 30, 2010
Assets:
Cash Equivalents(1)	$33.9	$—	$—	$33.9
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$0.3	$—	$0.3
Foreign Exchange Option Contracts(2)	$—	$0.1	$—	$0.1

Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$1.0	$—	$1.0
Swap Arrangement(3)	$—	$1.8	$—	$1.8

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.
(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
(3)	Primarily represents our interest rate swap agreements. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

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

Items Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. During the year ended December 31, 2009, we recorded an impairment charge of $3.0 million related to certain intangible assets related to the Visible Path acquisition. We determined that the new cost basis of certain intangible assets related to the Visible Path acquisition is zero based on Level III inputs. The impairment charge is included in Selling and Administrative Expenses in our North America segment.

During the second quarter of 2010, we recorded an impairment charge of $6.8 million of intangible assets related to database, technology, tradename and customer relationships related to the QED acquisition as a result of an examination of such assets initiated in connection with a recent settlement with the FTC (See Note 7 and 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion). We determined that the new cost basis of these intangible assets based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in Selling and Administrative Expenses in our North America segment.

During the third quarter of 2010, we recorded a $13.6 million impairment charge related to software and intangible assets of the Purisma acquisition, resulting from our decision to restructure this business. After analyzing various options, we decided to focus mostly on providing maintenance and customer support to our existing customer base. We determined the new cost basis of these assets is zero based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in Operating Expenses in our North America segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

At September 30, 2010 and December 31, 2009, our financial instruments included cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term borrowings and foreign exchange forward and option contracts.

At September 30, 2010 and December 31, 2009, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions are as follows:

	Balance at
	September 30, 2010		December 31, 2009
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term Debt	$299.9	$306.3	$—	$—

Long-term Debt	$400.0	$441.1	$699.8	$747.7

Credit Facilities	$252.0	$244.7	$259.4	$254.8

Note 13 — Divestitures

On July 30, 2010, we sold substantially all of the assets and liabilities of our North American Self Awareness Solution business. The sale is part of a strategic relationship whereby the buyer will operate the acquired business under the name of Dun & Bradstreet Credibility Corp. and distribute certain D&B-branded products primarily to the micro customer segment. Under the terms of the agreement, we received $10 million in cash at closing and we are entitled to annual royalty payments from the buyer for data and brand licensing.

We recorded a pre-tax gain of $23.1 million from the sale in Other Income (Expense)—Net in the consolidated statement of operations for each of the three month and nine month periods ended September 30, 2010.

Our North American Self Awareness Solutions business provides credit on self products for small and micro businesses. This transaction provided us with the ability to better focus our resources on our core customer segments and maximize shareholder value.

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

We recorded a pre-tax gain of $6.5 million from the sale in Other Income (Expense)—Net in the consolidated statement of operations for the year ended December 31, 2009. During the three and nine month periods ended September 30, 2010, we recorded no adjustment and an adjustment of $3.0 million to our divested net assets, respectively. As of September 30, 2010, we have received all cash payments. Our domestic Italian operations generated approximately $48 million in revenue and approximately $1 million in operating income in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 14 — Comprehensive Income (Loss)

	Three Months Ended September 30,
	2010	2009
Net Income	$56.8	$54.7
Change in Cumulative Translation Adjustment	21.3	5.4
Pension Adjustments, net of deferred tax expense of $11.3 million and $7.3 million for the three months ended September 30, 2010 and 2009, respectively(1)	18.9	9.1
Derivative Financial Instruments, no tax impact	—	(0.4)
Net Income Attributable to Noncontrolling Interest	(0.6)	(0.8)

Comprehensive Income Attributable to D&B	$96.4	$68.0

(1)	The increase in pension adjustments from September 30, 2009 to September 30, 2010 of $9.8 million primarily relates to the adoption of our plan amendment for our postretirement benefit plan. See Note 9 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion. The increase is partially offset by an increase in the prior year pension plan funded status as result of the annual plan valuation.

Comprehensive income for the nine months ended September 30, 2010 and 2009 is displayed in the Consolidated Statements of Shareholders’ Equity (Deficit).

Note 15 — Subsequent Events

Dividend Declaration

In October 2010, our Board of Directors approved the declaration of a dividend of $0.35 per share for the fourth quarter of 2010. This cash dividend will be payable on December 13, 2010 to shareholders of record at the close of business on November 29, 2010.

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

Business Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence ® for over 169 years. Our global commercial database contains more than 177 million business records. The database is enhanced by our proprietary DUNSRight ® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

We provide solution sets that meet a diverse set of customer needs globally. Customers use our Risk Management Solutions ™ to mitigate credit and supplier risk, increase cash flow and drive increased profitability; our Sales & Marketing Solutions ™ to increase revenue from new and existing customers; and our D&B Internet Solutions® to convert prospects into clients faster by enabling business professionals to research companies, executives and industries, over the web.

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

On July 30, 2010, we completed the sale of substantially all of the assets and liabilities of our North American Self Awareness Solution business. This business has been classified as a “Divested Business.” This divested business contributed 1% and 4% of our North America total revenue for the three month and nine month periods ended September 30, 2010, respectively, and 5% and 6% of our North America total revenue for the three month and nine month periods ended September 30, 2009, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This business has been classified as a “Divested Business.” This divested business contributed 8% of our International total revenue for the nine months ended September 30, 2009. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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

In addition, we evaluate our North America Risk Management Solutions based on two metrics: (1) “subscription,” and “non-subscription,” and (2) “DNBi®” and “non-DNBi.” We define “subscription” as contracts that allow customers’ unlimited use. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year and “non-subscription” as all other revenue streams. We define “DNBi” as our interactive, customizable online application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis and “non-DNBi” as all other revenue streams. Management believes these measures provide further insight into our performance and growth of our North America Risk Management Solutions revenue.

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

The following table presents the contribution by segment to core revenue and total revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Core Revenue:
North America	76%	77%	76%	78%
International	24%	23%	24%	22%
Total Revenue:
North America	76%	78%	76%	78%
International	24%	22%	24%	22%

The following table presents contributions by customer solution set to core revenue and total revenue:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Core Revenue by Customer Solution Set:
Risk Management Solutions	65%	65%	65%	65%
Sales & Marketing Solutions	28%	28%	28%	27%
Internet Solutions	7%	7%	7%	8%
Total Revenue by Customer Solution Set(1):
Risk Management Solutions	64%	63%	63%	61%
Sales & Marketing Solutions	28%	26%	27%	26%
Internet Solutions	7%	7%	7%	7%

(1)	Our divested businesses contributed 1% and 3% of our total revenue for the three month and nine month periods ended September 30, 2010, respectively, and 4% and 6% of our total revenue for the three month and nine month periods ended September 30, 2009, respectively. See Note 10 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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

Risk Management Solutions

Our Traditional Risk Management Solutions include our DNBi Solution and also consist of reports from our database used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Risk Management Solutions Revenue	74%	74%	74%	74%
Total Revenue	47%	46%	47%	45%
Core Revenue	48%	48%	48%	48%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Risk Management Solutions Revenue	19%	21%	20%	21%
Total Revenue	13%	13%	12%	12%
Core Revenue	13%	13%	13%	13%

Our Supply Management Solutions can help companies better understand the financial risks of their supply chains. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Risk Management Solutions Revenue	7%	5%	6%	5%
Total Revenue	4%	4%	4%	4%
Core Revenue	4%	4%	4%	4%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Sales & Marketing Solutions Revenue	44%	47%	41%	41%
Total Revenue	12%	12%	11%	11%
Core Revenue	12%	13%	11%	11%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Sales & Marketing Solutions Revenue	56%	53%	59%	59%
Total Revenue	16%	14%	16%	15%
Core Revenue	16%	15%	17%	16%

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

Consolidated Revenue

The following table presents our core and total revenue by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in millions)		(Amounts in millions)
Revenue:
North America	$301.2	$294.0	$878.5	$896.2
International	94.8	88.2	283.5	249.1

Core Revenue	396.0	382.2	1,162.0	1,145.3
Divested Businesses	4.4	16.8	32.9	78.0

Total Revenue	$400.4	$399.0	$1,194.9	$1,223.3

The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$254.9	$248.3	$751.5	$739.2
Sales & Marketing Solutions	111.9	105.9	324.4	316.8
Internet Solutions	29.2	28.0	86.1	89.3

Core Revenue	396.0	382.2	1,162.0	1,145.3
Divested Businesses	4.4	16.8	32.9	78.0

Total Revenue	$400.4	$399.0	$1,194.9	$1,223.3

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

Total revenue increased $1.4 million, or less than 1% (1% increase before the effect of foreign exchange), for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase in total revenue was driven by an increase in International total revenue of $6.6 million, or 7% (11% increase before the effect of foreign exchange) partially offset by a decrease in North America total revenue of $5.2 million, or 2% (both before and after the effect of foreign exchange). North America total revenue was impacted by the divestiture of our North American Self Awareness Solution business in the third quarter of 2010, which accounted for $4.4 million and $16.8 million in revenue for the three months ended September 30, 2010 and 2009, respectively.

Core revenue, which reflects total revenue less revenue from a divested business, increased $13.8 million, or 4% (both before and after the effect of foreign exchange), for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The primary drivers of this change are:

•

Increased revenue as a result of a) our majority owned joint venture with RoadWay International Limited (“RoadWay”) in China which we consolidated in the third quarter of 2009; and b) our acquisition of substantially all of the assets of Bisnode’s UK operations and a 100% equity interest in Bisnode’s Irish operations (“ICC”) which we consolidated in the third quarter of 2009, which in the aggregate, contributed one point of growth; and

•	A shift in timing of renewals primarily relating to the renewal of a significant contract that had been executed in the fourth quarter of 2009 and renewal of contracts with longer commitment terms;

partially offset by:

•	Lower purchases from our customers due to a weak economy and their budgetary pressures.

Customer Solution Sets

On a customer solution set basis, core revenue reflects:

•

A $6.6 million, or 3% increase (4% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in International of $4.8 million, or 7% (11% increase before the effect of foreign exchange), and an increase in revenue in North America of $1.8 million, or 1% (both before and after the effect of foreign exchange);

•

A $6.0 million, or 6% increase (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $4.2 million, or 5% (both before and after the effect of foreign exchange), and an increase in International of $1.8 million, or 9% (both before and after the effect of foreign exchange); and

•

A $1.2 million, or 4% increase (both before and after the effect of foreign exchange), in Internet Solutions. The increase was driven by an increase in North America of $1.2 million, or 4% (both before and after the effect of foreign exchange).

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

Total revenue decreased $28.4 million, or 2% (3% decrease before the effect of foreign exchange), for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease in total revenue was primarily driven by a decrease in North America total revenue of $40.9 million, or 4% (5% decrease before the effect of foreign exchange), partially offset by an increase in International total revenue of $12.5 million, or 5% (3% increase before the effect of foreign exchange). North America total revenue was impacted by the divestiture of our North American Self Awareness Solution business in the third quarter of 2010, which accounted for $32.9 million and $56.1 million in revenue for the nine months ended September 30, 2010 and 2009, respectively. International total revenue was impacted by our divestiture of the domestic portion of our Italian operations in the second quarter of 2009, which accounted for $21.9 million in revenue for the nine months ended September 30, 2009.

Core revenue, which reflects total revenue less revenue from a divested business, increased $16.7 million, or 2% (1% increase before the effect of foreign exchange), for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The primary drivers of this change are:

•

Increased revenue as a result of a) our majority owned joint venture with RoadWay in China which we consolidated in the third quarter of 2009; b) our acquisition of substantially all of the assets of ICC which we consolidated in the third quarter of 2009; and c) our acquisition of Quality Education Data (“QED”) an acquisition which we consolidated in the first quarter of 2009, which in the aggregate, contributed two points of growth; and

•	Growth in our subscription plans from existing customers;

partially offset by:

•	Lower purchases from our customers due to a weak economy and their budgetary pressures.

Customer Solution Sets

On a customer solution set basis, core revenue reflects:

•

A $12.3 million, or 2% increase (1% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in International revenue of $21.8 million, or 12% (10% before the effect of foreign exchange), partially offset by a decrease in revenue in North America of $9.5 million, or 2% (both before and after the effect of foreign exchange);

•

A $7.6 million, or 2% increase (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in International of $12.7 million, or 22% (19% increase before the effect of foreign exchange), partially offset by a decrease in revenue in North America of $5.1 million, or 2% (both before and after the effect of foreign exchange); and

•

A $3.2 million, or 4% decrease (both before and after the effect of foreign exchange), in Internet Solutions. The decrease was driven by a decrease in North America of $3.1 million, or 4% (both before and after the effect of foreign exchange), and a decrease in revenue in International of $0.1 million, or 2% (5% decrease before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three month and nine month periods ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$146.9	$120.5	$408.6	$366.9
Selling and Administrative Expenses	157.5	159.9	469.1	480.4
Depreciation and Amortization	17.1	13.8	48.3	42.4
Restructuring Charge	3.9	12.2	10.1	16.3

Operating Costs	$325.4	$306.4	$936.1	$906.0

Operating Income	$75.0	$92.6	$258.8	$317.3

Operating Expenses

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

Operating expenses increased $26.4 million, or 22%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase was primarily due to the following:

•	Impairment of certain intangible assets related to our Purisma acquisition completed in the fourth quarter of 2007;

•

Increased data acquisition costs and fulfillment costs primarily associated with a) our majority owned joint venture with RoadWay in China which we consolidated in the third quarter of 2009; and b) our acquisition of ICC which we consolidated in the third quarter of 2009; and

•

Increased costs associated with our investments, including $9.8 million for our Strategic Technology Investment designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers;

partially offset by:

•	Lower expenses related to our reengineering efforts;

•	Lower costs as a result of our divestiture of our North American Self Awareness Solutions business in the third quarter of 2010; and

•	The positive impact of foreign exchange.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

Operating expenses increased $41.7 million, or 11%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase was primarily due to the following:

•

Increased data acquisition costs and fulfillment costs primarily associated with a) our majority owned joint venture with RoadWay in China which we consolidated in the third quarter of 2009; and b) our acquisition of ICC which we consolidated in the third quarter of 2009;

•

Increased costs associated with our investments, including $20.4 million for our Strategic Technology Investment designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers;

•	Impairment of certain intangible assets related to our Purisma acquisition completed in the fourth quarter of 2007; and

•	The negative impact of foreign exchange;

partially offset by:

•	Lower expenses related to our divestiture of the domestic portion of our Italian operations and our reengineering efforts.

Selling and Administrative Expenses

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

Selling and administrative expenses decreased $2.4 million, or 2%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The decrease was primarily due to the following:

•	Lower expenses related to our divestiture of our North American Self Awareness Solution business in the third quarter of 2010;

•	Lower expenses related to our reengineering efforts; and

•	The positive impact of foreign exchange;

partially offset by:

•

Increased selling expenses primarily associated with a) our majority owned joint venture with RoadWay in China which we consolidated in the third quarter of 2009; b) our acquisition of ICC which we consolidated in the third quarter of 2009; and c) acquisition costs for our acquisition of Dun and Bradstreet Holdings Limited (“D&B Australia”) in the third quarter of 2010;

•	Higher variable selling expenses related to increased revenue (e.g., bonus, commissions, etc.); and

•

Increased costs due to our product investments, including $1.7 million for our Strategic Technology Investment designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

Selling and administrative expenses decreased $11.3 million, or 2%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The decrease was primarily due to the following:

•	Lower expenses related to reengineering efforts and decreased revenue (i.e., commissions);

•	Lower expenses related to our divestiture of the domestic portion of our Italian operations in the second quarter of 2010; and

•	Lower expenses related to our divestiture of our North American Self Awareness Solution business in the third quarter of 2010;

partially offset by:

•

Increased selling expenses primarily associated with a) our majority owned joint venture with RoadWay in China which we consolidated in the third quarter of 2009; b) our acquisition of ICC which we consolidated in the third quarter of 2009; and c) acquisition costs for our acquisition of D&B Australia in the third quarter of 2010;

•

Increased costs due to our product investments, including $3.5 million for our Strategic Technology Investment designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers;

•	Impairment of certain intangible assets related to our Quality Education Data (“QED”) acquisition; and

•	The negative impact of foreign exchange.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and 401(k) Plan

We had net pension cost of $1.3 million and $4.1 million for the three month and nine month periods ended September 30, 2010, respectively, compared with $1.5 million and $4.7 million for the three month and nine month periods ended September 30 2009, respectively. Lower pension cost in 2010 was due to a longer amortization period applied to our U.S. Qualified plan, substantially offset by the impact of lower discount rates applied to our plans at January 1, 2010 and higher actuarial losses subject to amortization. Starting in November 2009, the amortization period applied to the unrecognized actuarial gains or losses for our U.S. Qualified Plan has been changed from average future service years of active participants to average life expectancy of all plan participants. The change was the result of almost all the plan participants being deemed inactive.

We had postretirement benefit income of $2.9 million and $4.4 million for the three month and nine month periods ended September 30, 2010, respectively, compared with postretirement benefit income of $0.7 million and $1.0 million for the three month and nine month periods ended September 30, 2009, respectively. The increase in income from 2009 to 2010 is primarily due to higher amortization of prior service credits, resulting from a plan amendment which was effective March 1, 2010, that eliminates the company-paid life insurance benefits for retirees. In addition, we will only share the minimum necessary amount of subsidy received from the government in any year to maintain actuarial equivalence for as long as possible.

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

In addition, we decided to convert the current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (“EGWP”). Beginning in 2013, we will use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions. We have formally adopted this change effective July 1, 2010. This plan change is accounted for as a plan amendment under ASC 715-60-35, “Compensation—Retirement Benefits.” As a result, in the third quarter of 2010, we reduced our accumulated postretirement obligation by approximately $21 million.

We had expense associated with our 401(k) Plan of $1.9 million and $5.2 million for the three month and nine month periods ended September 30, 2010, respectively. We had expense associated with our 401(k) Plan of $1.0 million and $6.0 million for the three month and nine month periods ended September 30, 2009, respectively. The increase in expense for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, was primarily due to the amendment of our employer matching provision in the 401(k) Plan effective in April 2010 to increase the employer maximum match from three percent (3%) to seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations and we will continue to match 50% of a team member’s contributions. The decrease in expense for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was primarily due to the amendment of our employer matching provision in the 401(k) Plan effective in February, 2009, to decrease our match formula from 100% to 50% of a team member’s contributions and to decrease the maximum match from seven percent (7%) to three percent (3%) of such team member’s eligible compensation, subject to certain 401(k) Plan limitations.

Stock-Based Compensation

For the three month and nine month periods ended September 30, 2010, we recognized total stock-based compensation expense of $3.7 million and $15.3 million, compared to $4.8 million and $17.2 million for the three month and nine month periods ended September 30, 2009, respectively.

Expense associated with our stock option programs was $1.2 million and $5.7 million for the three month and nine month periods ended September 30, 2010, compared to $1.8 million and $7.7 million for the three month and nine month periods ended September 30, 2009. The decrease was primarily due to our forfeiture assumption true-up, partially offset by the accelerated expensing of an award issued to a retiree eligible executive.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $2.3 million and $9.0 million for the three month and nine month periods ended September 30, 2010, compared to $2.8 million and $8.8 million for the three month and nine month periods ended September 30, 2009. The decrease for the three months ended September 30, 2010 was primarily due to higher forfeitures associated with terminated employees. The increase for the nine months ended September 30, 2010 was primarily due to the accelerated expensing of an award issued to a retiree eligible executive, partially offset by lower expense as a result of higher forfeitures associated with terminated employees as well as fewer awards being issued in 2010 as compared to the same period in 2009.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million and $0.6 million for the three month and nine month periods ended September 30, 2010, compared to $0.2 million and $0.7 million for the three month and nine month periods ended September 30, 2009, respectively

We expect total equity-based compensation of approximately $19 million for 2010. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization increased $3.3 million, or 24%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. This increase was primarily driven by increased capital costs for revenue generating investments (i.e., Strategic Technology Investment, Hoover’s replatform) and an increase in amortization of acquired intangible assets resulting from our acquisitions and our major-owned joint ventures.

Depreciation and amortization increased $5.9 million, or 14%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. This increase was primarily driven by an increase in amortization of acquired intangible assets resulting from our acquisitions and our major-owned joint ventures and increased capital costs for revenue generating investments (i.e., Strategic Technology Investment, Hoover’s replatform).

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

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

During the three months ended September 30, 2010, we recorded a $3.9 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $3.3 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 100 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.6 million were recorded.

During the three months ended September 30, 2009, we recorded a $12.2 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $4.9 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 420 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $7.3 million were recorded.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

During the nine months ended September 30, 2010, we recorded a $10.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $6.9 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 250 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.2 million were recorded.

During the nine months ended September 30, 2009, we recorded a $16.3 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $6.2 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 480 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $10.1 million were recorded.

Interest Income (Expense) — Net

The following table presents our “Interest Income (Expense) – Net” for the three month and nine month periods ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.5	$0.6	$1.4	$2.5
Interest Expense	(11.0)	(11.4)	(34.3)	(34.2)

Interest Income (Expense) - Net	$(10.5)	$(10.8)	$(32.9)	$(31.7)

For the three months ended September 30, 2010, interest income decreased $0.1 million and interest expense decreased $0.4 million as compared to the three months ended September 30, 2009. The decrease in interest income is primarily attributable to lower interest rates.

For the nine months ended September 30, 2010, interest income decreased $1.1 million and interest expense increased $0.1 million as compared to the nine months ended September 30, 2009. The decrease in interest income is attributable to lower interest rates. The increase in interest expense is primarily attributable to higher amounts of debt outstanding partially offset by lower interest rates.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three month and nine month periods ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in millions)		(Amounts in millions)
Effect of Legacy Tax Matters	$0.3	$0.3	$0.8	$0.7
Gain on Disposal of North American Self Awareness Solutions Business(a)	23.1	—	23.1	—
One-Time Gain on Hedge of Purchase Price on the Australia Acquisition(b)	3.4	—	3.4	—
Gain on Disposal of Italian Domestic Business(c)	—	(2.2)	—	9.3
Settlement of Legacy Tax Matter Arbitration(d)	—	—	—	4.1
Miscellaneous Other Income (Expense) - Net(e)	(1.6)	(0.1)	0.4	(0.2)

Other Income (Expense) - Net	$25.2	$(2.0)	$27.7	$13.9

(a)	During the three month and nine month periods ended September 30, 2010, we recognized a gain from the divestiture of our North American Self Awareness Solution business. See Note 13 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q.
(b)	During the three month and nine month periods ended September 30, 2010, we recognized a gain on the purchase of D&B Australia during the third quarter of 2010. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q.
(c)	During the nine months ended September 30, 2009, we recognized a gain as a result of the divestiture of the domestic portion of our Italian operations. See Note 13 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q.
(d)	During the nine months ended September 30, 2009, we recognized a gain on the receipt of an arbitration award related to a Legacy Tax Matter.

(e)	Miscellaneous Other (Expense) – Net increased for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, primarily due to foreign currency transaction losses. Miscellaneous Other Income – Net increased for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to the sale of an investment and foreign currency transaction gains.

Provision for Income Taxes

For the three months ended September 30, 2010, our effective tax rate was 37.3% as compared to 31.8% for the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was negatively impacted by reduced income in our foreign jurisdictions and the enactment of a change to UK tax laws. The effective tax rate for the three months ended September 30, 2009 was positively impacted by benefits derived from our worldwide legal entity simplification and negatively impacted by the increase in reserves for uncertain tax positions.

For the nine months ended September 30, 2010, our effective tax rate was 37.6% as compared to 21.2% for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was negatively impacted by reduced income in our foreign jurisdictions and by the reduction of the deferred tax asset associated with our accrued liability for retiree drug subsidies related to the 2010 Patient Protection and Affordable Care Act which will make subsidy payments taxable in years beginning after December 31, 2012, and positively impacted by the release of reserves for uncertain tax positions following a favorable tax ruling in one of our international jurisdictions and a refund received with respect to a legacy tax matter. The effective tax rate for the nine months ended September 30, 2009 was positively impacted by benefits derived from worldwide legal entity simplification and our divestiture of the domestic portion of our Italian operations.

The total amount of unrecognized tax benefits as of September 30, 2010 was $146.2 million. During the three months ended September 30, 2010, we increased our unrecognized tax benefits by approximately $7.8 million, net of decreases. The increase is primarily related to uncertain tax positions recorded as part of our acquisition of D&B Australia and global tax planning initiatives. During the nine months ended September 30, 2010, we increased our unrecognized tax benefits by approximately $9.3 million, net of decreases, primarily related to uncertain tax positions recorded as part of our acquisition of D&B Australia and global tax planning initiatives. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $115.5 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months, by approximately $23 million, as a result of not pursuing certain refund claims.

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

We recognize accrued interest expense and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and nine month periods ended September 30, 2010 was $0.9 million and $2.2 million, net of tax benefits, respectively, as compared to $0.8 million and $1.8 million, net of tax benefits, in the three month and nine month periods ended September 30, 2009, respectively. The total amount of accrued interest and penalties as of September 30, 2010 was $12.0 million, net of tax benefits, as compared to $9.2 million, net of tax benefits, as of September 30, 2009.

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

The following table sets forth our EPS for the three month and nine month periods ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.13	$1.03	$3.17	$4.44

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.12	$1.02	$3.14	$4.39

For the three months ended September 30, 2010, both basic EPS attributable to D&B common shareholders and diluted EPS attributable to D&B common shareholders increased 10%, compared with the three months ended September 30, 2009, due to an increase of 5% in Net Income Attributable to D&B and a 5% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases.

For the nine months ended September 30, 2010, both basic EPS attributable to D&B common shareholders and diluted EPS attributable to D&B common shareholders decreased 29%, compared with the nine months ended September 30, 2009, due to a decrease of 32% in Net Income Attributable to D&B and a 5% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases.

Segment Results

Our results are reported under the following two segments: North America and International. The segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

North America

North America is our largest segment representing 76% of our total revenue for each of the three month and nine month periods ended September 30, 2010 as compared to 78% of our total revenue for each of the three month and nine month periods ended September 30, 2009, respectively.

On July 30, 2010, we completed the sale of substantially all of the assets and liabilities of our North American Self Awareness Solution business. This business has been classified as a “Divested Business.” See Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail. This divested business contributed 1% and 4% of our North America total revenue for the three month and nine month periods ended September 30, 2010, respectively, and 5% and 6% of our North America total revenue for the three month and nine month periods ended September 30, 2009, respectively.

North America represented 76% of our core revenue for each of the three month and nine month periods ended September 30, 2010 as compared to 77% and 78% of our core revenue for the three month and nine month periods ended September 30, 2009, respectively.

The following table presents our North America total and core revenue by customer solution set and North America operating income for the three month and nine month periods ended September 30, 2010 and 2009.

Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$184.0	$182.2	$541.9	$551.4
Sales & Marketing Solutions	88.9	84.7	253.0	258.1
Internet Solutions	28.3	27.1	83.6	86.7

North America Core Revenue	301.2	294.0	878.5	896.2
Divested Business	4.4	16.8	32.9	56.1

North America Total Revenue	$305.6	$310.8	$911.4	$952.3

Operating Income	$93.5	$105.4	$297.2	$338.7

North America Overview

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

North America total revenue decreased $5.2 million, or 2% (both before and after the effect of foreign exchange), for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Total North America revenue was impacted by our divestiture of our North American Self Awareness Solution business in the third quarter of 2010, which accounted for $4.4 million and $16.8 million in revenue for the three months ended September 30, 2010 and 2009, respectively. The decrease was offset by an increase of $7.2 million, or 3% (2% increase before the effect of foreign exchange), in core revenue.

North America Customer Solution Sets

On a customer solution set basis, the $7.2 million increase in core revenue for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $1.8 million, or 1% (both before and after the effect of foreign exchange).

For the three months ended September 30, 2010, Traditional Risk Management Solutions, which accounted for 68% of total North America Risk Management Solutions, decreased 2% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•

The impact of lower volumes of credit origination has resulted in lower transactional volumes as well as a lower demand in earlier periods for our ratable subscription products, both factors impacted our third quarter 2010 results;

partially offset by:

•

Growth in our subscription plans for DNBi in our third quarter 2010 due to higher purchases from our existing customers as they converted from our legacy products to subscription plans for DNBi, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data.

We continue to see single digit price lifts when existing customers renew these subscription plans and double digit price lifts when customers convert to DNBi. However, with more than half of our Risk Management Solutions revenue derived from DNBi, we have a far smaller base available for conversion for the future.

For the three months ended September 30, 2010, Value-Added Risk Management Solutions, which accounted for 23% of total North America Risk Management Solutions, increased 5% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	A shift in the timing of the renewal of a significant contract that had been executed in the fourth quarter of 2009; and

•	Higher purchases from existing customers of modules enabled by our DNBi platform, which are included in our Value-Added Risk Management Solutions;

partially offset by:

•	A shift in product mix to our DNBi subscriptions plans from our Value-Added Risk Management Solutions to our Traditional Risk Management Solutions (as noted above).

For the three months ended September 30, 2010, Supply Management Solutions, which accounted for 9% of total North America Risk Management Solutions, increased 17% (both before and after the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $4.2 million, or 5% (both before and after the effect of foreign exchange).

For the three months ended September 30, 2010, Traditional Sales & Marketing Solutions, which accounted for 39% of total North America Sales & Marketing Solutions, decreased 7% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•

Lower purchases of our legacy products from our customers due to a weak economy and budgetary pressures. These budgetary pressures have caused our customers to shift from direct mail activities to digital marketing to reduce costs;

partially offset by:

•	A shift in timing of renewals primarily relating to contracts with longer commitment terms.

For the three months ended September 30, 2010, Value-Added Sales & Marketing Solutions, which accounted for 61% of total North America Sales & Marketing Solutions, increased 15% (both before and after the effect of foreign exchange). The increase was primarily due to:

•

Increased cross-selling of our Sales & Marketing Solutions value-added solutions into our broader customer base, and broader cross-selling within the Sales & Marketing Solutions value-added solutions customer base (including the cross-selling of new solutions for digital marketing); and

•	New customer acquisition and increased commitments within certain of our solutions.

Internet Solutions

•	An increase in Internet Solutions of $1.2 million, or 4% (both before and after the effect of foreign exchange), on a small base.

North America Operating Income

North America operating income for the three months ended September 30, 2010 was $93.5 million, compared to $105.4 million for the three months ended September 30, 2009, a decrease of $11.9 million, or 11%. The decrease in operating income was primarily attributable to:

•	Impairment of intangible assets related to our Purisma acquisition; and

•	Increased compensation costs due to increased revenue (i.e., bonuses);

partially offset by:

•	Lower costs as a result of our divestiture of our North American Self Awareness Solution business;

•	An increase in North America core revenue; and

•	Lower costs as a result of our reengineering efforts.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

North America total revenue decreased $40.9 million, or 4% (5% decrease before the effect of foreign exchange), for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, reflecting a decrease of $17.7 million, or 2% (both before and after the effect of foreign exchange), in core revenue. North America total revenue was also impacted by our divestiture of our North American Self Awareness Solution business in the third quarter of 2010, which accounted for $32.9 million and $56.1 million in revenue for the nine months ended September 30, 2010 and 2009, respectively.

North America Customer Solution Sets

On a customer solution set basis, the $17.7 million decrease in core revenue for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $9.5 million, or 2% (both before and after the effect of foreign exchange).

For the nine months ended September 30, 2010, Traditional Risk Management Solutions, which accounted for 69% of total North America Risk Management Solutions, decreased 3% (4% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	The impact of lower volumes of credit origination has resulted in lower transactional volumes as well as a lower demand in earlier periods for our ratable subscription products;

partially offset by:

•

Growth in our subscription plans for DNBi in our third quarter 2010 due to: a) continued high retention and increased dollar spend per customer resulting from an increased emphasis on our value proposition; and b) higher purchases from our existing customers as they converted from our legacy products to subscription plans for DNBi, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data.

We continue to see single digit price lifts when existing customers renew these subscription plans and double digit price lifts when customers convert to DNBi. However, with more than half of our Risk Management Solutions revenue derived from DNBi, we have a far smaller base available for conversion for the future.

For the nine months ended September 30, 2010, Value-Added Risk Management Solutions, which accounted for 23% of total North America Risk Management Solutions, decreased 1% (2% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	A shift in product mix to our DNBi subscriptions plans from our Value-Added Risk Management Solutions to our Traditional Risk Management Solutions (as noted above);

•	A shift in timing of renewals primarily into prior year periods; and

•	A decrease in revenue due to loss of a customer contract;

partially offset by:

•	Higher purchases from existing customers of modules enabled by our DNBi platform which are included in our Value-Added Risk Management Solutions; and

•	A shift in the timing of the renewal of a significant contract that had been executed in the fourth quarter of 2009.

For the nine months ended September 30, 2010, Supply Management Solutions, which accounted for 8% of total North America Risk Management Solutions, increased 11% (both before and after the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	A decrease in Sales & Marketing Solutions of $5.1 million, or 2% (both before and after the effect of foreign exchange).

For the nine months ended September 30, 2010, Traditional Sales & Marketing Solutions, which accounted for 35% of total North America Sales & Marketing Solutions, decreased 10% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•

Lower purchases of our legacy products from our customers due to a weak economy and budgetary pressures. These budgetary pressures have caused our customers to shift from direct mail activities to digital marketing to reduce costs; and

•	A shift in timing of renewals primarily relating to contracts with longer commitment terms;

partially offset by:

•	Increased revenue associated with our acquisition of QED which we consolidated during the first quarter of 2009, which contributed one point of growth.

For the nine months ended September 30, 2010, Value-Added Sales & Marketing Solutions, which accounted for 65% of total North America Sales & Marketing Solutions, increased 3% (both before and after the effect of foreign exchange). The increase was primarily due to:

•

Increased cross-selling of our Sales &Marketing Solutions value-added solutions into our broader customer base, and broader cross-selling within the Sales & Marketing Solutions value-added solutions customer base (including the cross-selling of new solutions for digital marketing); and

•	New customer acquisition and increased commitments within certain of our solutions;

partially offset by:

•

Lower purchases of our value-added products due to budgetary pressures on our customers. In this environment customers are continuing to defer, decrease or declined to renew and this caused the decline in demand.

Internet Solutions

•

A decrease in Internet Solutions of $3.1 million, or 4% (both before and after the effect of foreign exchange), as a result of a decline in our 2009 subscription renewal sales and a loss of a one-time benefit in prior year due to a large customer deal not renewing.

North America Operating Income

North America operating income for the nine months ended September 30, 2010 was $297.2 million, compared to $338.7 million for the nine months ended September 30, 2009, a decrease of $41.5 million, or 12%. The decrease in operating income was primarily attributable to:

•	Impairment of intangible assets related to our Purisma and QED acquisitions;

•	A decrease in North America core revenue; and

•	Increased costs associated with our investments;

partially offset by:

•	Lower costs as a result of decreased variable expenses (e.g., commissions, etc.) and our reengineering efforts; and

•	Lower costs as a result of our divestiture of our North American Self Awareness Solution business.

International

International represented 24% of our total revenue for each of the three month and nine month periods ended September 30, 2010 as compared to 22% of our total revenue for each of the three month and nine month periods ended September 30, 2009.

On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This business has been classified as a “Divested Business.” See Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail. This divested business contributed 8% of our International total revenue for the nine months ended September 30, 2009.

International represented 24% of our core revenue for each of the three month and nine month periods ended September 30, 2010, as compared to 23% and 22% of our core revenue for the three month and nine month periods ended September 30, 2009.

The following table presents our International revenue by customer solution set and International operating income for the three month and nine month periods ended September 30, 2010 and 2009.

Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$70.9	$66.1	$209.6	$187.8
Sales & Marketing Solutions	23.0	21.2	71.4	58.7
Internet Solutions	0.9	0.9	2.5	2.6

International Core Revenue	94.8	88.2	283.5	249.1
Divested Businesses	—	—	—	21.9

International Total Revenue	$94.8	$88.2	$283.5	$271.0

Operating Income	$14.4	$17.7	$47.1	$51.9

International Overview

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

International total and core revenue increased $6.6 million, or 7% (11% increase before the effect of foreign exchange), for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase in total and core revenue was primarily due to:

•

Increased revenue as a result of the acquisition of ICC which we consolidated in the third quarter of 2009 and our majority owned joint venture with RoadWay in China which we consolidated in the third quarter of 2009, which in the aggregate, contributed five points of growth; and

•	Increased purchases from our existing customers in certain of our markets;

partially offset by:

•	The negative impact of foreign exchange.

International Customer Solution Sets

On a customer solution set basis, the $6.6 million increase in International total and core revenue for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $4.8 million, or 7% (11% increase before the effect of foreign exchange).

For the three months ended September 30, 2010, Traditional Risk Management Solutions, which accounted for 90% of International Risk Management Solutions, increased 15% (19% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

•	Increased revenue as a result of the acquisition of ICC which we consolidated in the third quarter of 2009, which contributed six points of growth;

•	Increased purchases from new and existing customers in certain of our Asia Pacific markets; and

•

Increased revenue from a) providing cross-border data to members of our D&B Worldwide Network attributable to fulfillment services and product usage; and b) our commercial agreement to provide global data entered into in connection with our divestiture of the domestic portion of our Italian operations;

partially offset by:

•	The negative impact of foreign exchange.

For the three months ended September 30, 2010, Value-Added Risk Management Solutions, which accounted for 9% of International Risk Management Solutions, decreased 36% (30% decrease before the effect of foreign exchange) primarily due to decreased purchases of domestic data in our European markets from our customers due to economic and budgetary pressures.

For the three months ended September 30, 2010, Supply Management Solutions, which accounted for 1% of International Risk Management Solutions, decreased 15% (11% decrease before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $1.8 million, or 9% (both before and after the effect of foreign exchange).

For the three months ended September 30, 2010, Traditional Sales & Marketing Solutions, which accounted for 62% of International Sales & Marketing Solutions, increased 14% (17% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of our majority owned joint venture with RoadWay in China which we consolidated in the third quarter of 2009, which contributed three points of growth.

For the three months ended September 30, 2010, Value-Added Sales & Marketing Solutions, which accounted for 38% of International Sales & Marketing Solutions, remained flat (2% decrease before the effect of foreign exchange). This was primarily due to lower purchases by existing customers in our Asia Pacific market. Certain customers in this region are carefully managing their value-added marketing spend due to continued economic pressures. The decrease is partially offset by increased purchases in certain of our European markets by our customers.

Internet Solutions

•	Our Internet Solutions remained flat compared to prior year.

International Operating Income

International operating income for the three months ended September 30, 2010 was $14.4 million, compared to $17.7 million for the three months ended September 30, 2009, a decrease of $3.3 million, or 19%, primarily due to:

•	Acquisition costs associated with our acquisition of D&B Australia completed in the third quarter of 2010;

•	The negative impact of foreign exchange; and

•	Investments to launch DNBi in Europe and data costs in certain of our Asia Pacific markets;

partially offset by:

•	An increase in core revenue; and

•	Lower costs as a result of our reengineering efforts.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

International total revenue increased $12.5 million, or 5% (3% increase before the effect of foreign exchange), for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, reflecting an increase of $34.4 million, or 14% (12% increase before the effect of foreign exchange), in core revenue, which was partially offset by our divestiture of the domestic portion of our Italian operations in the second quarter of 2009, which accounted for $21.9 million in revenue for the nine months ended September 30, 2009. The increase in core revenue was primarily due to:

•

Increased revenue as a result of the acquisition of ICC which we consolidated in the third quarter of 2009 and our consolidation of our majority owned joint venture with RoadWay in China which we consolidated in the third quarter of 2009, which in the aggregate, contributed seven points of growth;

•	Increased purchases from existing customers in certain of our markets;

•	The positive impact of foreign exchange; and

•

Increased revenue from a) providing increased cross-border data to members of our D&B Worldwide Network attributable to fulfillment services and product usage; b) our commercial agreement to provide global data entered into in connection with our divestiture of the domestic portion of our Italian operations; and c) our focus on investments in data quality.

International Customer Solution Sets

On a customer solution set basis, the $34.4 million increase in International core revenue for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $21.8 million, or 12% (10% increase before the effect of foreign exchange).

For the nine months ended September 30, 2010, Traditional Risk Management Solutions, which accounted for 86% of International Risk Management Solutions, increased 15% (13% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

•	Increased revenue as a result of the acquisition of ICC which we consolidated in the third quarter of 2009, which contributed seven points of growth;

•

Increased revenue from a) providing cross-border data to members of our D&B Worldwide Network attributable to fulfillment services and product usage; and b) our commercial agreement to provide global data entered into in connection with our divestiture of the domestic portion of our Italian operations;

•	Increased purchases from new and existing customers in certain of our markets; and

•	The positive impact of foreign exchange.

For the nine months ended September 30, 2010, Value-Added Risk Management Solutions, which accounted for 13% of International Risk Management Solutions, decreased 5% (both before and after the effect of foreign exchange) primarily due to decreased purchases in certain of our markets from our customers due to economic and budgetary pressures.

For the nine months ended September 30, 2010, Supply Management Solutions, which accounted for 1% of International Risk Management Solutions, increased 14% (12% increase before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $12.7 million, or 22% (19% increase before the effect of foreign exchange).

For the nine months ended September 30, 2010, Traditional Sales & Marketing Solutions, which accounted for 59% of International Sales & Marketing Solutions, increased 44% (41% increase before the effect of foreign exchange). This increase was primarily due to:

•

Increased revenue as a result of our majority owned joint venture with RoadWay in China which we consolidated in the third quarter of 2009 and the acquisition of ICC which we consolidated in the third quarter of 2009, which contributed twenty-eight points of growth; and

•	Increased purchases from new and existing customers in certain of our markets.

For the nine months ended September 30, 2010, Value-Added Sales & Marketing Solutions, which accounted for 41% of International Sales & Marketing Solutions, remained flat (4% decrease before the effect of foreign exchange). The decrease was primarily due to lower purchases by existing customers in our Asia Pacific market. Certain customers in this region are carefully managing their value-added marketing spend due to continued economic pressures. The decrease is partially offset by the positive impact of foreign exchange.

Internet Solutions

•	A decrease in Internet Solutions of $0.1 million, or 2% (5% decrease before the effect of foreign exchange), on a small base.

International Operating Income

International operating income for the nine months ended September 30, 2010 was $47.1 million, compared to $51.9 million for the nine months ended September 30, 2009, a decrease of $4.8 million, or 9%, primarily due to:

•	Acquisition costs associated with our acquisition of D&B Australia completed in the third quarter of 2010;

•	The negative impact of foreign exchange; and

•	Investments to launch DNBi in Europe and data costs in certain of our Asia Pacific markets;

partially offset by:

•	An increase in core revenue;

•	Lower costs as a result of our reengineering efforts; and

•	Lower costs as a result of our divestiture of the domestic portion of our Italian operations.

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

•

The continued adherence by third-party members of our D&B Worldwide Network to our quality standards, our brand and communication standards and to the terms and conditions of our commercial services arrangements

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

Cash Provided by Operating Activities

Net cash provided by operating activities was $278.9 million and $302.8 million for the nine months ended September 30, 2010 and 2009, respectively. The $23.9 million decrease was primarily driven by:

•	Decreased net income of our underlying business excluding the impact of non-cash gains and losses;

partially offset by:

•	A decrease in tax payments and a receipt of a refund from the IRS related to a legacy tax matter.

Cash Used in Investing Activities

Net cash used in investing activities was $235.6 million for the nine months ended September 30, 2010, as compared to net cash used in investing activities of $106.6 million for the nine months ended September 30, 2009. The $129.0 million change primarily reflects the following activities:

•

During the nine months ended September 30, 2010, in connection with our initiatives to drive long-term growth, we spent $203.3 million on acquisitions/majority-owned joint ventures and other investments, net of cash acquired, as compared to $74.2 million, net of cash acquired, during the nine months ended September 30, 2009. See Note 11 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further information; and

•

Cash settlements of our foreign currency contracts for our hedged transactions resulted in $2.0 million of cash inflow for the nine months ended September 30, 2010 as compared to $9.4 million cash inflow during the nine months ended September 30, 2009.

Cash Used in Financing Activities

Net cash used in financing activities was $175.2 million and $190.4 million for the nine months ended September 30, 2010 and 2009, respectively. As set forth below, this $15.2 million change primarily relates to a decrease in share repurchases partially offset by lower proceeds from our stock-based programs.

Share Repurchases

During the nine months ended September 30, 2010, we repurchased 1.5 million shares of common stock for $114.8 million. The share repurchases are comprised of the following programs:

•

In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009 upon completion of our then existing $400 million, two-year repurchase program. We repurchased 0.9 million shares of common stock for $63.0 million under this repurchase program during the nine months ended September 30, 2010. We anticipate that this program will be completed by December 2011.

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 0.6 million shares of common stock for $51.8 million under this program during the nine months ended September 30, 2010. This program expired in August 2010.

During the nine months ended September 30, 2009, we repurchased 1.9 million shares of common stock for $143.4 million. The share repurchases are comprised of the following programs:

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which commenced in February 2008. We repurchased 1.4 million shares of common stock for $102.5 million under this share repurchase program during the nine months ended September 30, 2009; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 0.5 million shares of common stock for $40.9 million under this program during the nine months ended September 30, 2009. This repurchase program expired in August 2010.

Stock-based Programs

For the nine months ended September 30, 2010, net proceeds from stock-based awards were $3.0 million as compared to $14.5 million for the nine months ended September 30, 2009. The decrease was attributed to a decrease in the volume of stock option exercises during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Future Liquidity—Sources and Uses of Funds

Share Repurchases and Dividends

In February 2009, our Board of Directors approved a $200 million share repurchase program which commenced in December 2009. During the nine months ended September 30, 2010, we repurchased 0.9 million shares of common stock for $63.0 million under this program with $114.3 million remaining under this program. We anticipate that this program will be completed by December 2011.

In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This new program has not yet commenced.

In October 2010, our Board of Directors approved the declaration of a dividend of $0.35 per share for the third quarter of 2010. This cash dividend will be payable on December 13, 2010 to shareholders of record at the close of business on November 29, 2010.

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

Debt

We have $300 million of senior notes maturing on March 15, 2011 and intend to refinance the notes on or before such date. While we believe we will be able to refinance the notes, we also have the ability to retire the notes as they come due based on available borrowing capacity under our credit facility, future cash provided by operations, and current cash balances.

Spin-off Obligation

In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the IRS issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2009, and made estimated tax deposits for 2010, consistent with the IRS’ rulings. Under the TAA, we may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2003 to the third quarter of 2010 of approximately $21.5 million in the aggregate for such years, which amounts principally relate to the years 2006-2010. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate under the TAA. We have not made any payments to Moody’s since the first quarter of 2006 with respect to this issue. In a letter dated September 10, 2010, Moody’s asserted that D&B has failed to reimburse Moody’s approximately $2.8 million plus interest as a result of the change in reporting position for 2003-2005 and that Moody’s may initiate an arbitration proceeding in connection therewith. We responded to Moody’s that we disagreed with its position and proposed meeting to discuss and resolve the matter. We are in the process of scheduling that meeting. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $21.5 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.

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

Unrecognized Tax Benefits

In addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2009, we have a total amount of unrecognized tax benefits of $146.2 million as of September 30, 2010. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $141.6 million.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2009.

Fair Value Measurements

As described in Note 12 to our unaudited consolidated financial statements included in Part I. Item I. of this Quarterly Report on Form 10-Q, effective January 1, 2008, we adopted the authoritative guidance for fair value measurements in ASC 820-10, “Fair Value Measurements and Disclosures,” which has been applied prospectively beginning January 1, 2008 for all financial assets and liabilities recognized in the consolidated financial statements at fair value. The authoritative guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. The guidance also allowed for a one-year delay of the effective date for fair value measurements for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We delayed the effective date and applied the measurement provisions for all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis until January 1, 2009. Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of September 30, 2010, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of September 30, 2010, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2009 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended September 30, 2010, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended September 30, 2010, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(Amounts in millions, except per share data)
July 1 - 31, 2010	0.3	$68.01	0.3	—	$—
August 1 - 31, 2010	—	$—	—	—	$—
September 1 - 30, 2010	—	$—	—	—	$—

	0.3	$68.01	0.3	5.0	$114.3

(a)	During the three months ended September 30, 2010 we repurchased less than 0.1 million shares of common stock for $2.0 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan (“ESPP”). This program was announced in August 2006 and expired in August 2010. The maximum number of shares authorized for repurchase under this program is 5.0 million shares, of which 4.8 million shares had been repurchased at the time this program expired in August 2010.

In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. During the three months ended September 30, 2010, no shares were repurchased under this program.

(b)	During the three months ended September 30, 2010, we repurchased 0.3 million shares of common stock for $18.0 million related to a previously announced $200 million share repurchase program approved by our Board of Directors in February 2009. We anticipate that this program will be completed by December 2011.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements, tagged as block text.*

*	Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ Anastasios G. Konidaris
Anastasios G. Konidaris
Senior Vice President and Chief Financial Officer

Date: November 2, 2010

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller

Date: November 2, 2010