Form 10-K
period 2010-12-31
DUN & BRADSTREET CORP/NW
filed 2011-03-01
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of June 30, 2010, the aggregate market value of all shares of Common Stock of The Dun & Bradstreet Corporation outstanding and held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2010) was approximately $3.346 billion.

As of January 31, 2011, 49,709,142 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on May 3, 2011, are incorporated into Part III of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the registrant. Such exclusions will not be deemed to be an admission that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

PART I

Item 1.	Business

Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our” or the “Company”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for 170 years. Our global commercial database as of December 31, 2010 contained more than 188 million business records. The database is enhanced by our proprietary DUNSRight® Quality Process, which transforms commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.

D&B provides solution sets that meet a diverse set of customer needs globally. Customers use D&B Risk Management Solutions™ to mitigate credit and supplier risk, increase cash flow and drive increased profitability; D&B Sales & Marketing Solutions™ provide services to enhance customers’ marketing data bases to increase revenue from new and existing customers; and D&B Internet Solutions™ to convert prospects into clients faster by enabling business professionals to research companies, executives and industries.

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

•

Second, maintaining our fundamental competitive advantage in the market place (i.e. data quality), we will continue to improve our data quality (better coverage and accuracy) and provide new sources of insight by leveraging advances in technology.

•

Third, we will leverage our data assets to better enhance our products and services within our three solution sets: Risk Management Solutions business (“RMS”), Sales & Marketing Solutions business (“S&MS”) and Internet Solutions. To accomplish this, we are investing in a new technology platform that is scalable and far more agile, and will allow us to more readily provide innovative new products so we can meet emerging customer demands faster, and at a much lower cost over time.

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

Trusted Brand

The D&B® brand dates back to the founding of our company in 1841. We believe that the D&B brand is unique in the marketplace, standing for trust and confidence in commercial insight; our customers rely on D&B and the quality of our brand when they make critical business decisions. The Hoover’s® brand is also very well respected within its customer segment and we will seek to further leverage both brands going forward.

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

The process works as follows:

•	Global Data Collection brings together data from a variety of sources worldwide;

•	We integrate the data into our database through our patented Entity Matching process, which produces a single, more accurate picture of each business;

•	We apply the D-U-N-S® Number as a unique means of identifying and tracking a business globally throughout every step in the life and activity of the business;

•	We use Corporate Linkage to enable our customers to view their total risk or opportunity across related businesses; and

•	Finally, our Predictive Indicators use statistical analysis to rate a business’ past performance, to predict how a business is likely to perform in the future.

Winning Culture

Our culture is focused on developing strong leaders, because we believe that great leadership drives great results, improves customer satisfaction and helps increase TSR. To build such leadership, we have developed and deployed a consistent, principles-based leadership model throughout our Company.

Our leadership development process ensures that team members, which include our management and employees, performance goals and financial rewards are linked to our strategy. In addition, we link a component of the compensation of each of our senior leaders to our overall financial results. Our leadership development process also enables team members to receive ongoing feedback on their performance goals and on their leadership. All team members are expected to focus on their own personal development, build on their leadership strengths and work on their areas of development.

We have a talent assessment process that provides a framework to assess and improve skill levels and performance and acts as a tool to aid talent development and succession planning. We also administer an employee engagement survey that enables team members worldwide to provide feedback on areas that will improve their performance, drive customer satisfaction and evolve our winning culture.

Financial Flexibility

Financial Flexibility is an ongoing process that reallocates our spending from low-growth or low-value activities to activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. We are committed through this process to examining how every dollar is spent and optimizing between variable and fixed costs to ensure flexibility in changes to our operating expense base as we make strategic choices. This enables us to continually and systematically identify improvement opportunities in terms of quality, cost and customer experience. In executing our Financial Flexibility process, we seek to improve, standardize, consolidate and automate our business functions.

Segments

Through December 31, 2010, we managed and reported our business globally through two segments:

•	North America (which consisted of our operations in the United States (“U.S.”) and Canada); and

•	International (which consisted of our operations in Europe, Asia Pacific and Latin America).

North America. Our North America segment accounted for 75%, 78% and 79% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

International. We conduct business internationally through our wholly-owned subsidiaries, joint ventures that we hold a majority interest in, independent correspondents, strategic relationships through our D&B Worldwide Network® and minority equity investments. The International segment, which primarily represents revenue generated through our subsidiaries, accounted for 25%, 22% and 21% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

As a result of our recent acquisition of Dun & Bradstreet Australia Holdings Limited (“D&B Australia”), we began reporting our business as of January 1, 2011 through three segments:

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Japan and China); and

•	Europe and other international markets (which primarily consists of our operations in the United Kingdom (“UK”), the Netherlands, Belgium and Latin America).

Since 2000, we have entered into strategic relationships with strong local players throughout the world that we do not control and who have become part of our D&B Worldwide Network, operating under commercial agreements. Our D&B Worldwide Network enables our customers globally to make business decisions with confidence, because we incorporate data from the members of the D&B Worldwide Network into our database that is subject to our DUNSRight quality assurance standards, and utilize it in our customer solutions. Our customers, therefore, have access to a more powerful database and global solution sets that they can rely on to make their risk management, sales and marketing decisions. Over the last few years, we have strengthened our position in our International segment through majority-owned joint ventures in Japan, China and India.

In connection with our strategy, we acquire complementary businesses, products and technologies. For example:

•

In 2008, we established majority-owned joint ventures in China with Beijing Huicong International Information Co., Ltd., and we increased our indirect minority ownership stake in Dun & Bradstreet Information Services India Private Limited (“D&B India”) to a 53% direct majority ownership;

•

In 2009, we acquired substantially all of the assets of Bisnode’s UK operations and a 100% equity interest in Bisnode’s Irish operations (“ICC”), we acquired all of the assets and assumed certain liabilities related to Quality Education Data and we acquired a 90% equity interest in RoadWay International Limited (“RoadWay”), the leading provider of integrated services of direct marketing in China. As part of the RoadWay transaction, D&B Huaxia, our existing joint venture company with Huaxia in China, transferred its Sales & Marketing Solutions business to RoadWay; and

•	In 2010, we acquired a 100% equity interest in D&B Australia.

Segment data and other information for the years ended December 31, 2010, 2009 and 2008 are included in Note 14 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Our Customer Solutions and Services

Risk Management Solutions

Risk Management Solutions is our largest customer solution set, accounting for 62%, 60% and 57% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Within this customer solution set, we offer traditional and value-added solutions. Our traditional solutions, which includes our DNBi® based business offering and also consists of reports from our database used primarily for making decisions about new credit applications, constituted 74% of our Risk Management Solutions revenue and 46% of our total revenue for the year ended December 31, 2010. Our value-added solutions, which constituted 20% of our Risk Management Solutions revenue and 12% of our total revenue for the year ended December 31, 2010, generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of trends in this customer solutions set.

On January 1, 2008, we began managing our Supply Management business as part of our Risk Management Solutions business, which constituted 6% of our Risk Management Solutions revenue and 4% of our total revenue for the year ended December 31, 2010. This is consistent with our overall strategy and also reflects customers’ needs to better understand the financial risk of their supply chain. As a result, the contributions of the Supply Management business are now reported as a part of Risk Management Solutions, as set forth above.

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

•

Various business information reports (e.g., our Business Information Report, our Comprehensive Report, and our International Report, etc.) that are consumed in a transactional manner across multiple platforms such as DNB.com; and

•	eRAM, our enterprise solution for large global and domestic customers for automated decisioning and portfolio analytics.

Certain solutions are available on a subscription pricing basis, such as our Preferred Pricing Agreement with DNBi. Our subscription pricing plans, which continue to represent a larger portion of our revenue, provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk.

Sales & Marketing Solutions

Sales & Marketing Solutions is our second-largest customer solution set accounting for 29%, 28% and 28% of our total revenue, respectively, for each of the years ended December 31, 2010, 2009 and 2008. Within this customer solution set, we offer traditional and value-added solutions. Our traditional solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. These solutions constituted 38% of our Sales & Marketing Solutions revenue and 11% of our total revenue for the year ended December 31, 2010. Our value-added solutions generally include decision-making and customer information management solutions. These value-added solutions constituted 62% of Sales & Marketing Solutions revenue and 18% of our total revenue for the year ended December 31, 2010. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of trends in this customer solutions set.

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

Internet Solutions

Our Internet Solutions business provides highly organized, efficient and easy-to-use products that address the online sales and marketing needs of professionals and businesses, including information on companies, industries and executives, integration tools that bring this information into the day-to-day workflow of our customers, and research and advice regarding starting up and managing a business.

Internet Solutions represent the results of our Hoover’s business, and includes the AllBusiness.com division. Internet Solutions accounted for 7% of our total revenue for each of the years ended December 31, 2010, 2009 and 2008. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion on trends in this customer solutions set.

Growth of our Internet Solutions business depends upon the development of improved and new products targeted to our primary customer segments, as well as the development of Internet products targeted to the needs of customer segments outside our core audience. During 2010, we invested in significant upgrades to our Hoover’s platform and user interfaces to improve customer satisfaction and reduce the cost and time for new feature development.

Hoover’s, primarily a prospecting tool, provides information on public and private companies, and on industries and executives, sales, marketing and research professionals worldwide. The database includes industry and company briefs, information on competitors, corporate financials, executive contact information, current news, including social media and research, family trees, and contact information including biographies. Hoover’s subscribers primarily access the data online via Hoover’s Online® and AccessHoover’s, a customer relationship management integration solution.

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

•	Our advertising and e-marketing solutions provided through www.hoovers.com, www.AllBusiness.com , www.firstresearch.com and related Internet sites; and

•	Licensing of Hoover’s proprietary content to third-party content providers.

Our Sales Force

We rely primarily on our sales force of approximately 2,300 team members worldwide to sell our customers solutions, of which approximately 1,100 were in our North American segment and 1,200 were in our International segment as of December 31, 2010. Our sales force includes relationship managers and solution specialists who sell to our strategic and commercial customers, telesales teams, a team that sells to federal, state and local governments, and a team that sells to resellers of our solutions and our data. Our global sales force is also a source of competitive advantage, which allows us to go-to-market across three key customer segments. We identify these customer segments as strategic customers; commercial customers (or middle market in our international businesses); and small businesses.

Our Customers

We believe that different size customers have different needs and require different skill sets to service them. Accordingly, we have adopted a go-to-market sales strategy that focuses on distinct groups categorized internally as large customers, middle market customers and small business customers. Our principal customers within these groups are banks and other credit and financial institutions, manufacturers, wholesalers, retailers, government agencies, insurance companies and telecommunication companies, as well as sales, marketing and business development professionals. None of our customers accounted for more than 10% of our 2010 total revenue or of the revenue of our North American or International segments. Accordingly, neither we nor either of our segments is dependent on a single customer, such that a loss of any one would have a material adverse effect on our consolidated annual results of operations or the annual results of either of our segments.

Competition

We are subject to highly competitive conditions in all aspects of our business. However, we believe no competitor offers our complete line of solutions or can match our global data quality resulting from our DUNSRight Quality Process.

In North America, we are a market leader in our Risk Management Solutions business in terms of revenue. We compete with our customers’ own internal business practices by continually developing more efficient alternatives to our customers’ risk management processes to capture more of their internal spend. We also directly compete with a broad range of companies, including consumer credit companies such as Equifax, Inc. and Experian Information Solutions, Inc. (“Experian”), which have traditionally offered primarily consumer information services, but also offer products that combine consumer information with business information as a tool to help customers make credit decisions with respect to small businesses.

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

Outside the U.S., the competitive environment varies by region and country. In Europe, our direct competition is primarily local, such as Experian in the UK. In addition, we compete with certain companies such as Coface for cross border business. However, we believe we offer superior solutions when compared to these networks because of our DUNSRight Quality Process. In addition, the Sales & Marketing Solutions landscape is both localized and fragmented throughout Europe, where numerous local players of varying size compete for business.

In Asia, we face competition in our Risk Management Solutions business from a mix of local and global providers. For example, we compete with Sinotrust in China, which is majority owned by Experian, with Teikoku Data Bank (“TDB”) in Japan and with Experian in India. In addition, as in Europe, the Sales & Marketing Solutions landscape throughout Asia is localized and fragmented.

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

Our ability to continue to compete effectively will be based on a number of factors, including our ability to:

•

Communicate and demonstrate to our customers the value of our existing and new products and services based upon our proprietary DUNSRight Quality Process and, as a result, improve customer satisfaction;

•	Maintain and develop proprietary information and services such as analytics (e.g., scoring) and sources of data not publicly available;

•	Leverage our brand perception and the value of our D&B Worldwide Network;

•	Maintain those third-party relationships on whom we rely for data and certain operational services; and

•	Attract and retain a high-performing workforce.

Intellectual Property

We own and control various intellectual property rights, such as trade secrets, confidential information, trademarks, service marks, trade names, copyrights, patents and applications therefor. These rights, in the aggregate, are of material importance to our business. We also believe that the D&B name and related trade names, marks and logos are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We consider our trademarks, service marks, databases, software, copyrights, patents, patent applications and other intellectual property to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret, patent, etc.) and contract and liability safeguards for protection thereof throughout the world.

Unless the context indicates otherwise, the names of our branded solutions and services referred to in this Annual Report on Form 10-K are trademarks, service marks or registered trademarks or service marks owned by or licensed to us or one or more of our subsidiaries.

We own patents and patent applications both in the U.S. and in other selected countries of importance to us. The patents and patent applications include claims which pertain to certain technologies which we have determined are proprietary and warrant patent protection. We believe that the protection of our innovative technology, especially technology pertaining to our proprietary DUNSRight Quality Process, through the filing of patent applications is a prudent business strategy, and we will continue to seek to protect those assets for which we have expended substantial capital. Filing of these patent applications may or may not provide us with a dominant position in the fields of technology. However, these patents and/or patent applications may provide us with legal defenses should subsequent patents in these fields be issued to third parties and later asserted against us. Where appropriate, we may also consider asserting or cross-licensing our patents.

Employees

As of December 31, 2010, we employed approximately 5,200 team members worldwide, of which approximately 2,600 were in our North American segment and Corporate and approximately 2,600 were in our International segment. We believe that we have good relations with our employees. There are no unions in the North American segment. Works Councils and Trade Unions represent a portion of our employees in the European and Latin American operations of our International segment.

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

•

We utilize single source providers in certain countries to support the needs of our customers around the globe and rely on members of our D&B Worldwide Network to provide local data in countries in which we do not directly operate;

•	We have outsourced certain portions of our data acquisition, processing and delivery and customer service and call center processes; and

•	We have also outsourced various functions, such as our data center operations, technology help desk and network management functions in the U.S. and the UK.

If one or more data providers were to experience financial or operational difficulties or were to withdraw their data, cease making it available, be unable to make it available due to changing industry standards, substantially increase the cost of their data, not adhere to our data quality standards, or be acquired by a competitor who would cause any of these disruptions to occur, our ability to provide solutions and services to our customers could be materially adversely impacted, which could have a material adverse effect on our business and financial results. Similarly, if one of our outsource providers, including third parties with whom we have strategic relationships, were to experience financial or operational difficulties, their services to us would suffer or they may no longer be able to provide services to us at all, having a material adverse effect on our business and financial results. We cannot be certain that we could replace our large third-party vendors in a timely manner or on terms commercially reasonable to us. In addition, if we change a significant outsource provider, an existing provider makes significant changes to the way it conducts its operations, or we seek to bring in-house certain services performed today by third parties, we may experience unexpected disruptions in the provision of our solutions, which could have a material adverse effect on our business and financial results.

Our business performance is dependent upon successful implementation and the ongoing operation of our Strategic Technology Investment, and appropriate investment in our technology infrastructure thereafter, the failure of which could materially impact our business and financial results.

In February 2010, we announced a Strategic Technology Investment program aimed at strengthening our leading position in commercial data and improving our current technology platform to meet the emerging needs of customers. We will rely in part on third-party providers to implement and update certain aspects of our technology infrastructure and to thereafter run certain of such operations both from within D&B and from their own remote locations. Upon completion of this investment, we expect that it will:

•	Simplify and re-architect our data supply chain in order to, among other things, supply intra-day updates;

•	Create a services layer to optimize access to our data for customers and third parties and to make it easier for us to innovate and develop new products;

•	Consolidate many of our legacy products to provide fewer but more impactful applications for customers;

•	Accelerate revenue growth in our North American segment upon the completion of the investment; and

•	Significantly reduce our technology costs upon completion of the investment.

We expect the Strategic Technology Investment to be completed during the second half of 2012 and the total cost to be closer to the higher end of our previously disclosed range of approximately $110 million to $130 million.

In the event we fail to execute on this investment in a timely manner and/or without interruption to service, including hiring and retaining appropriate technology personnel, engaging and managing third parties, re-architecting our data supply chain, and simplifying our product portfolio while migrating our customers to new products, and maintaining such data and technology operations on an ongoing basis, we will not achieve our expected revenue acceleration or growth, or the anticipated cost savings from this investment, and we could experience a significant competitive disadvantage in the marketplace, such as the inability to offer certain types of new services or to collect certain types of new data, which could have a material adverse effect on our business and financial results. In addition, upon the successful completion of our Strategic Technology Investment, if we fail to appropriately invest in our technology infrastructure thereafter, we could experience a material adverse effect on our business and financial results.

We may be unable to achieve the financial and operational expectations that we have established for the 2012 timeframe, which could negatively impact our stock price.

We have established financial and operational expectations for the 2012 timeframe that we believe would be achieved based upon our business strategy for the next several years. These financial and operational expectations can only be achieved if the assumptions underlying our business strategy are fully realized, including the achievement of our Strategic Technology Investment. In addition, we cannot control some of these assumptions (e.g., market growth rates, macroeconomic conditions, competitive conditions, pricing pressure and customer preferences). As part of our ongoing planning process we will review these assumptions and we intend to provide updates on these expectations from time-to-time as appropriate.

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

In addition, business information solutions and services are becoming more readily available, principally due to the expansion of the Internet, greater availability of public data and the emergence of new providers of business information solutions and services. Large Internet companies can provide low-cost alternatives to data gathering and change how our customers perform key activities such as marketing campaigns. Such companies, and other third parties which may not be readily apparent today, may become significant low-cost or no-cost competitors and adversely impact the demand for our solutions and services, or limit our growth potential.

Weak economic conditions also can result in customers seeking to utilize free or lower-cost information that is available from alternative sources such as the Internet and European Commission-sponsored projects like the

European Business Register. Intense competition could adversely impact us by causing, among other things, price reductions, reduced gross margins and loss of market share.

We are facing competition outside the U.S., and our competitors could develop an alternative to our D&B Worldwide Network.

We are also facing competition from consumer credit companies that offer consumer information solutions to help their customers make credit decisions regarding small businesses. In addition, consumer information companies are seeking to expand their operations more broadly into aspects of the business information space. While their presence is currently small in the business information market, given the size of the consumer market in which they operate, they have scale advantages in terms of scope of operations and size of relationship with customers, which they can potentially leverage to an advantage.

Our ability to continue to compete effectively will be based upon a number of factors, including our ability to:

•	Communicate and demonstrate to our customers the value of our products and services based upon our proprietary DUNSRight Quality Process and, as a result, improve customer satisfaction;

•	Maintain and develop proprietary information and services such as analytics (e.g., scoring), and sources of data not publicly available, such as detailed trade data;

•	Demonstrate value through our decision-making tools and integration capabilities;

•	Leverage our brand perception and the value of our D&B Worldwide Network;

•	Continue to implement the Financial Flexibility component of our strategy and effectively reallocate our spending;

•	Obtain and deliver reliable and high-quality business and professional contact information through various media and distribution channels in formats tailored to customer requirements;

•

Adopt and maintain an effective information technology infrastructure, including our approximately two-year Strategic Technology Investment, to support product delivery as customer needs and preferences change and competitors offer more sophisticated products;

•	Attract and retain a high-performance workforce;

•	Enhance our existing services and introduce new services;

•	Enter new customer markets; and

•

Improve our International business model and data quality through the successful management of the members of our D&B Worldwide Network and through our undertaking of acquisitions or entering into joint ventures or similar relationships.

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

Our operations depend on our ability, as well as that of third-party service providers to whom we have outsourced several critical functions, to protect data centers and related technology against damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), the theft of services, natural disasters, or other disasters. The online services we provide are dependent on links to telecommunications providers. In addition, we generate a significant amount of our revenue through telesales centers and Internet sites that we use in the acquisition of new customers, fulfillment of solutions and services and responding to customer inquiries. We may not have sufficient redundant operations or change management processes in connection with our introduction of new online products or services to prevent a loss or failure in all of these areas in a timely manner. Any damage to our data centers, failure of our telecommunications links or inability to access these telesales centers or Internet sites could cause interruptions in operations that adversely affect our ability to meet our customers’ requirements and materially adversely affect our business and financial results.

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

Also, we have licensed, and we may license in the future, proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by the third parties to whom we grant such licenses and by customers, they may take actions that could materially adversely affect the value of our proprietary rights or our reputation. In addition, it cannot be assured that these licensees and customers will take the same steps we have taken to prevent misappropriation of our data solutions or technologies.

Our brand and reputation are key assets and competitive advantages of our Company and our business may be affected by how we are perceived in the marketplace.

Our brand and its attributes are key assets of the Company. Our ability to attract and retain customers is highly dependent upon the external perceptions of our level of data quality, effective provision of services, business practices, including actions of our employees, third-party providers and members of the D&B Worldwide Network, that are not consistent with D&B’s policies and standards, and overall financial condition. Negative perceptions or publicity regarding these matters could damage our reputation with customers and the public, which could make it difficult for us to attract and maintain customers. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in higher regulatory or legislative scrutiny. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could have a material adverse effect on our business and financial results.

We rely on annual contract renewals for a substantial part of our revenue, and our quarterly results may be significantly impacted by the timing of these renewals or a shift in product mix that results in a change in the timing of revenue recognition.

We derive a substantial portion of our revenue from annual customer contracts. If we are unable to renew a significant number of these contracts, our revenue and results of operations would be harmed. In addition, our results of operations from period-to-period may vary due to the timing of customer contract renewals. As contracts are renewed, we have, and may continue to experience, a shift in product mix underlying such contracts. This could result in the deferral of increased amounts of revenue into future periods as a larger portion of revenue is recognized over the term of our contracts rather than upfront at contract signing or the acceleration of deferred revenue into an earlier reporting period. Although this may cause our financial results from period-to-period to vary substantially, such change in revenue recognition would not change the total revenue recognized over the life of our contracts.

We may be adversely affected by the global economic environment.

As a result of the macro-economic challenges currently affecting the economy of the United States and other parts of the world, our customers or vendors may experience problems with their earnings, cash flow, or both. This may cause our customers to delay, cancel or significantly decrease their purchases from us, and we may experience delays in payment or their inability to pay amounts owed to us. In addition, our vendors may substantially increase their prices to us and without notice. Any such change in the behavior of our customers or vendors may materially adversely affect our earnings and cash flow. If economic conditions in the United States and other key markets deteriorate or do not show improvement, we may experience material adverse impacts to our business, operating results, and/or access to credit markets.

Changes in the legislative, regulatory and commercial environments in which we operate may adversely impact our ability to collect, compile, use and publish data and may impact our financial results.

Certain types of information we collect, compile, use and publish are subject to regulation by governmental authorities in certain jurisdictions in which we operate, particularly in our international markets. In addition, there is increasing awareness and concern among the general public and companies regarding marketing and privacy matters, particularly as they relate to individual privacy interests and the ubiquity of the Internet. These concerns may result in new or amended laws and regulations. In general, compliance with existing laws and regulations has not to date materially impacted our business and financial results. Nonetheless, future laws and regulations with respect to the collection, compilation, use and publication of information, and adverse publicity or litigation concerning the commercial use of such information could result in limitations being imposed on our operations, increased compliance or litigation expense and/or loss of revenue, which could have a material adverse effect on our business and financial results.

Our business also relies on the availability of the Internet as it is currently configured and operated both to obtain data and services and to provide data and services to our customers. If the rules governing the operation of the Internet were to change, such as, for example, by permitting broadband suppliers to discriminate in providing access to their networks, this could have a material adverse impact on our business.

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

Our success depends in part on our ability to adapt our solutions to our customers’ preferences. Advances in information technology and uncertain or changing economic conditions are changing the way our customers use and purchase business information. As a result, our customers are demanding both lower prices and more features from our solutions, such as decision-making tools like credit scores and electronic delivery formats, and are expecting real-time data provided in a manner relevant to them. If we do not successfully adapt our solutions to our customers’ preferences, our business and financial results would be materially adversely affected.

Specifically, for our larger customers, our continued success will be dependent on our ability to satisfy more of their needs by providing more breadth and depth of data and allowing them more flexibility to use our data through web services and third-party solutions. For our smaller customers, our success will depend in part on our ability to develop a strong value proposition, including simplifying our solutions and pricing offerings, to enhance our marketing efforts to these customers and to improve our service to them.

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

•

There may be risks, exposures and liabilities of acquired entities or other third parties with whom we undertake a transaction, that may arise from such third parties’ activities prior to undertaking a transaction with us.

We have no direct management control over third party members of the D&B Worldwide Network who conduct business under the D&B brand name in local markets or other third parties who license and sell under the D&B name.

The D&B Worldwide Network is comprised of wholly-owned subsidiaries, joint ventures that we either control or hold a minority interest in, and third-party members who conduct business under the D&B brand name in local markets. While third-party member participation in the D&B Worldwide Network and certain of our relationships with other third parties are controlled by commercial services agreements and the use of our trademarks is controlled by license agreements, we have no direct management control over these members or third parties beyond the terms of the agreements. As a result, actions or inactions taken by these third parties may have a material impact on our business and financial results. For example, one or more third parties or members may:

•	Provide a product or service that does not adhere to our data quality standards;

•	Fail to comply with D&B brand and communication standards;

•	Engage in illegal or unethical business practices;

•	Elect not to support new or revised products and services or other strategic initiatives;

•	Fail to execute other data or distribution contract requirements; or

•	Refuse to provide new sources of data.

Such actions or inactions may have an impact on customer confidence in the D&B brand globally, which could materially adversely impact our business and financial results.

We may not be able to attract and retain qualified personnel, including members of our sales force and technology team, which could impact the quality of our performance and customer satisfaction.

Our success and financial results also depend on our continuing ability to attract, retain and motivate highly qualified personnel at all levels and to appropriately use the time and resources of such individuals. This includes members of our sales force on whom we rely for generating the vast majority of our revenue, and members of our technology team on whom we rely to continually maintain and upgrade all of our technology operations and to maintain and develop our products. Competition for these individuals is intense, and we may not be able to retain our key personnel or key members of our sales or technology teams, or attract, assimilate or retain other highly-qualified individuals in the future. We have from time-to-time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees, including members of our sales force and technology team, who have appropriate qualifications.

Our International business is subject to various risks associated with operations in foreign countries, which could materially adversely affect our business and financial results.

Our success depends in part on our various operations outside North America. For the three years ended December 31, 2010, 2009 and 2008, our International segment accounted for 25%, 22% and 21% of total revenue, respectively. Our International business is subject to many of the same challenges as our domestic business, as well as the following:

•

Our competition is primarily local, and our customers may have greater loyalty to our local competitors which may have a competitive advantage because they are not restricted by U.S. laws with which we require our International segment to comply, such as the Foreign Corrupt Practices Act;

•

While our services have not usually been regulated, governments, particularly in emerging market areas, may adopt legislation or regulations governing the collection, compilation, use and/or publication of the kinds of information we collect, compile, use and publish, which could bar or impede our ability to operate and this could adversely impact our business;

•	Credit insurance is a significant credit risk mitigation tool in certain markets that may reduce the demand for our Risk Management Solutions; and

•	In some markets, key data elements are generally available from public-sector sources, thus reducing a customer’s need to purchase that data from us.

Our International strategy includes the leveraging of our D&B Worldwide Network to improve our data quality. We form and manage strategic relationships to create a competitive advantage for us over the long term; however, these strategic relationships may not be successful or may be subject to ownership change.

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

Successful execution of our strategy includes reducing our expense base through our Financial Flexibility initiatives, and reallocating our expense base reductions into initiatives to produce our desired revenue growth. The success of this program may be affected by:

•	Our ability to continually adapt and improve our organizational design and efficiency to meet the changing needs of our business and our customers;

•	Our ability to implement the actions required under this program within the established time frame;

•	Our ability to implement actions that require process or technology changes to reduce our expense base;

•	Our ability to enter into or amend agreements with third-party vendors to obtain terms beneficial to us;

•	Managing third-party vendor relationships effectively;

•	Completing agreements with our local works councils and trade unions related to potential reengineering actions in certain International markets; and

•	Maintaining quality around key business processes utilizing our reduced and/or outsourced resources.

If we fail to reduce our expense base, or if we do not achieve our desired level of revenue growth from new initiatives, our business and financial results would be materially adversely affected.

We are involved in legal proceedings that could have a material adverse impact on us.

We are involved in legal proceedings, claims and litigations that arise in the ordinary course of business. As discussed in greater detail under “Note 13. Contingencies” in “Notes to Consolidated Financial Statements” in Part II, Item 8. of this Annual Report on Form 10-K, certain of these matters could materially adversely affect our business and financial results.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000-square-foot property that we lease. This property also serves as the executive offices of our North American segment.

Our other properties are geographically distributed to meet sales and operating requirements worldwide. We generally consider these properties to be both suitable and adequate to meet current operating requirements. As of December 31, 2010, the most important of these other properties include the following sites:

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

Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 2,607 shareholders of record as of December 31, 2010.

The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown:

	2010		2009
	High	Low	High	Low
First Quarter	$83.37	$69.31	$81.40	$69.80
Second Quarter	$78.82	$67.12	$84.18	$76.67
Third Quarter	$74.54	$65.90	$83.16	$71.33
Fourth Quarter	$82.09	$73.87	$84.64	$73.26

We paid quarterly dividends to our shareholders totaling $70.0 million, $71.5 million and $65.6 million during the years ended December 31, 2010, 2009 and 2008, respectively. On February 2, 2011, we declared a dividend of $0.36 per share for the first quarter of 2011. This cash dividend will be payable on March 16, 2011 to shareholders of record at the close of business on February 28, 2011.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2010 of shares of equity that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
		(Dollar amounts in millions, except share data)
October 1 - 31, 2010	190,895	$75.13	190,895	—	$—
November 1 - 30, 2010	74,700	$75.78	74,700	—	$—
December 1 - 31, 2010	—	$—	—	—	$—

	265,595	$75.31	265,595	4,973,379	$96.3

(a)	During the three months ended December 31, 2010, we repurchased 26,621 shares of common stock for $2.0 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in May 2010 and expires in October 2014. The maximum amount authorized under the program is 5,000,000 shares, of which 26,621 shares have been repurchased as of December 31, 2010. We anticipate that this program will be completed by October 2014.

(b)	During the three months ended December 31, 2010, we repurchased 238,974 shares of common stock for $18.0 million related to a previously announced $200 million share repurchase program approved by our Board of Directors in February 2009. We anticipate that this program will be completed by December 2011.

FINANCIAL PERFORMANCE COMPARISON GRAPH*

SINCE DECEMBER 31, 2005

In accordance with SEC rules, the graph below compares the Company’s cumulative total shareholder return against the cumulative total return of the Standard & Poor’s 500 Stock Index and a published industry index starting on December 31, 2005. Our past performance may not be indicative of future performance.

As an industry index, the Company chose the S&P 500 Commercial & Professional Services Index, a subset of the S&P 500 Stock Index that includes companies that provide business-to-business services.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG D&B, S&P 500 STOCK INDEX AND THE S&P 500 COMMERCIAL &

PROFESSIONAL SERVICES INDEX

*	Assumes $100 invested on December 31, 2005, and reinvestment of dividends.

Item 6.	Selected Financial Data

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in millions, except per share data)
Results of Operations:
Operating Revenues	$1,676.6	$1,687.0	$1,726.3	$1,599.2	$1,474.9
Costs and Expenses	1,267.5	1,222.5	1,256.6	1,173.6	1,081.2

Operating Income(1)	409.1	464.5	469.7	425.6	393.7
Non-Operating Income (Expense)—Net(2)	(21.2)	(32.0)	(30.8)	0.7	(13.3)

Income from Continuing Operations Before Provision for Income Taxes and Equity in Net Income of Affiliates	387.9	432.5	438.9	426.3	380.4
Provision for Income Taxes(3)	137.9	112.1	128.0	135.8	142.1
Equity in Net Income (Loss) of Affiliates	0.9	1.6	1.0	1.3	0.4

Income from Continuing Operations	250.9	322.0	311.9	291.8	238.7
Income from Discontinued Operations, Net of Income Taxes	—	—	0.7	5.4	2.0
Gain on Disposal of Italian Real Estate Business, Net of Tax Impact	—	—	0.4	—	—

Income from Discontinued Operations, Net of Income Taxes(4)	—	—	1.1	5.4	2.0

Net Income	250.9	322.0	313.0	297.2	240.7
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	1.2	(2.6)	(2.4)	0.9	—

Net Income Attributable to D&B	$252.1	$319.4	$310.6	$298.1	$240.7

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$5.03	$6.06	$5.65	$4.99	$3.75
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	0.02	0.09	0.04

Net Income Attributable to D&B Common Shareholders	$5.03	$6.06	$5.67	$5.08	$3.79

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$4.98	$5.99	$5.56	$4.88	$3.66
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	0.02	0.09	0.03

Net Income Attributable to D&B Common Shareholders	$4.98	$5.99	$5.58	$4.97	$3.69

Other Data:
Weighted Average Number of Shares Outstanding—Basic	49.9	52.3	54.4	58.3	63.2
Weighted Average Number of Shares Outstanding—Diluted	50.4	52.9	55.3	59.6	64.8
Amounts Attributable to D&B Common Shareholders
Income from Continuing Operations, Net of Income Taxes	$252.1	$319.4	$309.5	$292.7	$238.7
Income from Discontinued Operations, Net of Income Taxes	—	—	1.1	5.4	2.0

Net Income Attributable to D&B	$252.1	$319.4	$310.6	$298.1	$240.7

Cash Dividends Paid per Common Share	$1.40	$1.36	$1.20	$1.00	$—
Cash Dividends Declared per Common Share	$1.40	$1.36	$0.90	$1.30	$—
Balance Sheet:
Total Assets	$1,905.5	$1,749.4	$1,586.0	$1,658.8	$1,360.1
Long-Term Debt	$972.0	$961.8	$904.3	$724.8	$458.9
Total D&B Shareholders’ Equity (Deficit)	$(654.4)	$(745.7)	$(856.7)	$(440.1)	$(399.1)
Noncontrolling Interest	$8.8	$11.7	$6.1	$3.6	$—
Total Equity (Deficit)	$(645.6)	$(734.0)	$(850.6)	$(436.5)	$(399.1)

(1)	Non-core gain and (charges) (a) included in Operating Income:

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Restructuring Charges	$(14.8)	$(23.1)	$(31.4)	$(25.1)	$(25.5)
Impaired Intangible Assets	$(20.4)	$(3.0)	$—	$—	$—
Strategic Technology Investment	$(36.5)	$—	$—	$—	$—
Settlement of International Payroll Tax Matter Related to a Divested Entity	$—	$—	$—	$(0.8)	$—

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(2)	Non-core gains and (charges) (a) included in Non-Operating Income (Expense)—Net:

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Effect of Legacy Tax Matters	$(0.4)	$1.0	$1.2	$1.6	$—
Strategic Technology Investment	$0.3	$—	$—	$—	$—
Gain on Disposal of North American Self Awareness Solutions business	$23.1	$—	$—	$—	$—
One-Time Gain on Hedge of Purchase Price of Australian Acquisition	$3.4	$—	$—	$—	$—
Gain Associated with Huaxia/D&B China Joint Venture	$—	$—	$—	$5.8	$—
Gain Associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture	$—	$—	$0.6	$—	$—
Gain Associated with Tokyo Shoko Research/D&B Japan Joint Venture	$—	$—	$—	$13.2	$—
Net Gain (Loss) on the Sale of Other Investments	$—	$—	$—	$0.9	$—
Tax Reserve true-up for the Settlement of 2003 tax year, related to the “Amortization and Royalty Expense Deductions” transaction	$—	$—	$(7.7)	$—	$—
Settlement of Legacy Tax Matter Arbitration	$—	$4.1	$8.1	$—	$—
Gain on Disposal of Italian Domestic Business	$—	$6.5	$—	$—	$—

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(3)	Non-core gains and (charges) (a) included in Provision for Income Taxes:

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Restructuring Charges	$5.2	$8.4	$11.2	$9.4	$8.6
Impaired Intangible Assets	$7.6	$1.2	$—	$—	$—
Strategic Techology Investment	$8.3	$—	$—	$—	$—
Gain on Disposal of North American Self Awareness Solutions business	$(9.0)	$—	$—	$—	$—
One-Time Gain on Hedge of Purchase Price of Australian Acquisition	$(1.3)	$—	$—	$—	$—
Reduction of a Deferred Tax Asset Resulting from the Healthcare Act of 2010	$(13.0)	$—	$—	$—	$—
Refund Claim on Legacy Tax Matters	$13.8	$—	$—	$—	$—
Gain Associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture	$—	$—	$(0.1)	$—	$—
Effect of Legacy Tax Matters	$(0.5)	$(1.0)	$(1.2)	$(1.6)	$—
Gain Associated with Huaxia/D&B China Joint Venture	$—	$—	$—	$(2.9)	$—
Gain Associated with Tokyo Shoko Research/D&B Japan Joint Venture	$—	$—	$—	$(8.3)	$—
Settlement of International Payroll Tax Matter Related to a Divested Entity	$—	$—	$—	$0.2	$—
Settlement of Legacy Tax Matter Arbitration	$—	$(3.1)	$(3.1)	$—	$—
Benefits Derived From Worldwide Legal Entity Simplification	$—	$36.2	$—	$—	$—
Gain on Disposal of Italian Domestic Business	$—	$3.5	$—	$—	$—
Net Gain (Loss) on the Sale of Other Investments	$—	$—	$—	$(0.3)	$—
Tax Reserve true-up for the Settlement of 1997-2002 tax years, primarily related to the “Amortization and Royalty Expense Deductions/Royalty Income 1997-2007” transaction	$—	$—	$—	$31.2	$—
Tax Reserve true-up for the Settlement of 2003 tax year, related to the “Amortization and Royalty Expense Deductions” transaction	$—	$—	$15.4	$—	$—
Favorable Resolution of Global Tax Audits including the Liquidation of Dormant International Corporations and/or Divested Entities	$—	$—	$22.7	$—	$—
Interest on IRS Deposit	$—	$—	$1.3	$—	$—
Impact of Revaluing the Net Deferred Tax Assets in the UK as a Result of a UK Tax Law Change, Enacted in Q3 2007, Which Reduces the General UK Tax Rate From 30% to 28%	$—	$—	$—	$(2.5)	$—
Charge/Increase in Tax Legacy Reserve for “Royalty Expense Deductions 1993-1997”	$—	$—	$—	$—	$(0.8)

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(4)	On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations. We have reflected the results of this business as discontinued operations in the consolidated statements of earnings for all periods presented as set forth in this Annual Report on Form 10-K. We have recorded the resulting gain of $0.4 million (both pre-tax and after-tax) from the sale in the first quarter of 2008 in the consolidated statement of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On July 30, 2010, we completed the sale of substantially all of the assets and liabilities of our North American Self Awareness Solution business. This business has been classified as a “Divested Business.” This divested business contributed 2%, 5% and 6% of our North America total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. See Note 14 and Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This business has been classified as a “Divested Business.” This divested business contributed 6% and 13% of our International total revenue for the years ended December 31, 2009 and 2008, respectively. See Note 14 and Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

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

See “Results of Operations” below for a discussion of our results reported on a GAAP basis.

Overview

Through December 31, 2010, we managed and reported our business globally through two segments:

•	North America (which consisted of our operations in the United States (“U.S.”) and Canada); and

•	International (which consisted of our operations in Europe, Asia Pacific and Latin America).

The financial statements of our subsidiaries outside of North America reflect a fiscal year ended November 30 to facilitate the timely reporting of our consolidated financial results and financial position.

However, as a result of our recent acquisition of Dun & Bradstreet Australia Holdings Limited (“D&B Australia”), we began reporting our business as of January 1, 2011 through three segments:

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Japan and China); and

•	Europe and other international markets (which primarily consists of our operations in the United Kingdom (“UK”), the Netherlands, Belgium and Latin America).

We will report financial results in this new segment structure beginning with the results for the first quarter of 2011 will and conform historical amounts to reflect the new segment structure.

The following table presents the contribution by segment to total revenue and core revenue:

	For the Years Ended December 31,
	2010	2009	2008
Total Revenue:
North America	75%	78%	79%
International	25%	22%	21%

Core Revenue:
North America	75%	78%	80%
International	25%	22%	20%

The following table presents the contribution by customer solution set to total revenue and core revenue:

	For the Years Ended December 31,
	2010	2009	2008
Total Revenue by Customer Solution Set(1):
Risk Management Solutions	62%	60%	57%
Sales & Marketing Solutions	29%	28%	28%
Internet Solutions	7%	7%	8%

Core Revenue by Customer Solution Set:
Risk Management Solutions	63%	63%	62%
Sales & Marketing Solutions	30%	30%	30%
Internet Solutions	7%	7%	8%

(1)	Our divested businesses contributed 2%, 5% and 7% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Risk Management Solutions

Our Traditional Risk Management Solutions include our DNBi based business offering and also consist of reports from our database used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2010	2009	2008
Risk Management Solutions Revenue	74%	73%	72%
Total Revenue	46%	44%	41%
Core Revenue	46%	46%	45%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2010	2009	2008
Risk Management Solutions Revenue	20%	21%	22%
Total Revenue	12%	12%	13%
Core Revenue	13%	13%	14%

Our Supply Management Solutions can help companies better understand the financial risk of their supply chain. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2010	2009	2008
Risk Management Solutions Revenue	6%	6%	6%
Total Revenue	4%	4%	3%
Core Revenue	4%	4%	3%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2010	2009	2008
Sales & Marketing Solutions Revenue	38%	40%	40%
Total Revenue	11%	11%	11%
Core Revenue	12%	12%	12%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2010	2009	2008
Sales & Marketing Solutions Revenue	62%	60%	60%
Total Revenue	18%	17%	17%
Core Revenue	18%	18%	18%

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

Pension and Postretirement Benefit Obligations

Through June 30, 2007, we offered to substantially all of our U.S. based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (“U.S. Qualified Plan”). The defined benefit plan covered active and retired employees including retired individuals from spin-off companies (see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further discussion of spin-off companies). The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranged from 3% to 12.5% based on age and service. Amounts allocated under the plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. During 2010 in conjunction with a determination letter review, we updated certain portions of the plan’s cash balance pay credit scale, along with the minimum interest crediting rate, retroactive to January 1, 1997, to ensure that the plan complies with the accrual rules in the Internal Revenue Code. We received a favorable determination letter for the plan in October 2010 in conjunction with these changes.

We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 72% and 15% of our pension obligation, respectively, at December 31, 2010. Effective June 30, 2007, we amended the U.S. Qualified Plan and one of the U.S. Non-Qualified Plans, known as the U.S. Pension Benefit Equalization Plan (the “PBEP”). Any pension benefit that had been accrued through such date under the two plans was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan and the PBEP. Our employees in certain of our international operations are also provided with retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

We also provide various health care for retirees. U.S. based employees, hired before January 1, 2004, who retire with 10 years of vesting service after age 45, are eligible to receive benefits. Postretirement benefit costs and obligations are determined actuarially. During the first quarter of 2010, we eliminated company-paid life insurance benefits for retirees and modified our sharing of the Retiree Drug Subsidy with retirees that are projected to receive. Effective July 1, 2010, we elected to convert the current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (“EGWP”). Under this change, beginning in 2013, we will use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions.

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

We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement benefit costs. The factor with the most immediate impact on our consolidated financial statements is a change in the expected long-term rate of return on pension plan assets for the U.S. Qualified Plan. For 2011, we will continue to use an expected long-term rate of return of 8.25%. This assumption was 8.25% in each of the years 2010, 2009 and 2008. The 8.25% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2010 the U.S. Qualified Plan was 66% invested in publicly traded equity securities, 31% invested in debt securities and 3% invested in real estate investments. Every one-quarter-percentage-point increase or decrease in the long-term rate of return increases or reduces our annual operating income by approximately $3 million by increasing or reducing our net periodic pension income.

Changes in the discount rate, rate of compensation increase and cash balance accumulation/conversion rates also have an effect on our annual operating income. Based on the factors noted above, the discount rate is adjusted at each remeasurement date while other assumptions are reviewed annually. For our U.S. plans, every one-quarter-percentage-point increase or decrease in the discount rate reduces or increases our pension cost by approximately $0.2 million. The discount rate used to determine pension cost for our U.S. pension plans was 5.72%, 6.10% and 6.37% for 2010, 2009 and 2008, respectively. For 2011, we decreased the discount rate to 5.13% from 5.72% for all our U.S. pension plans.

Differences between the assumptions stated above and actual experience could affect our pension and other postretirement benefit costs. When actual plan experience differs from the assumptions used, actuarial gains or losses arise. These gains and losses are aggregated and amortized generally over the average future service periods or life expectancy of plan participants to the extent that such gains or losses exceed a “corridor”. The purpose of the corridor is to reduce the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-plan basis. For all of our pension plans, total actuarial losses that have not been recognized in our pension costs as of December 31, 2010 and 2009 were $902.7 million and $887.7 million, respectively, of which $703.8 million and $672.2 million, respectively, were attributable to the U.S. Qualified Plan, $105.2 million and $105.0 million, respectively, were attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. See discussion in Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. We expect to recognize a portion of such losses in our 2011 net periodic pension cost of approximately $18 million, $7 million and $2 million, for the U.S. Qualified Plan, U.S. Non-Qualified Plans and non-U.S. plans, respectively, compared to $12.7 million, $6.3 million and $2.5 million, respectively, in 2010. The higher amortization of actuarial loss in 2011 for the U.S. Qualified plan, which will be included in our pension cost in 2011, is primarily due to a lower discount rate and higher unrecognized actuarial loss subject to amortization in 2011 for the U.S. Qualified Plan related to the investment loss from 2008.

Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. For our pension plans, we recorded net pension periodic cost of $5.8 million, $6.0 million and net pension periodic income of $3.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. A major component of the net pension periodic cost is the expected return on plan assets, which was $113.4 million, $115.2 million and $121.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. For our pension plans we recorded: (i) for the year ended December 31, 2010, a total investment gain of $138.5 million which was comprised of a gain of $126.3 million in our U.S. Qualified Plan and a gain of $12.2 million in our non-U.S. plans; (ii) for the year ended December 31, 2009, a total investment gain of $191.5 million which was comprised of a gain of $162.4 million in our U.S. Qualified Plan and a gain of $29.1 million in our non-U.S. plans; and (iii) for the year ended December 31, 2008, a total investment loss of $392.2 million which was comprised of a loss of $348.1 million in our U.S. Qualified Plan and a loss of $44.1 million in our non-U.S. plans. At January 1, 2011, the market-related value of plan assets of our U.S. Qualified Plan and the non-U.S. plans was $1,230.6 million and $186.2 million, respectively, compared with the fair value of its plan assets of $1,099.6 million and $178.5 million, respectively.

Changes in the funded status of our pension plans could result in fluctuation in our shareholders’ equity (deficit). We are required to recognize the funded status of our benefit plans as a liability or an asset, on a plan-by-plan basis with an offsetting adjustment to Accumulated Other Comprehensive Income (“AOCI”), in our shareholders’ equity (deficit), net of tax. Accordingly, the amounts recognized in equity represent unrecognized gains/losses and prior service costs. These unrecognized gains/losses and prior service costs are amortized out of equity (deficit) based on an actuarial calculation each period. Gains/losses and prior service costs that arise during the year are recognized as a component of Other Comprehensive Income (“OCI”) which is then reflected in AOCI. As a result, we recorded a net income of $8.6 million and a net loss of $10.4 million in OCI, net of applicable tax, in the years ended December 31, 2010 and 2009, respectively. The decrease of the loss in 2010 was primarily due to a tax adjustment recorded in 2010 associated with the enactment of Health Care and Education Reconciliation Act and an improvement in funded status at December 31, 2010, due to better plan experience and impact from assumption changes. Funded status for our global pension plans was a deficit of $431.2 million at December 31, 2010 compared to a deficit of $450.8 million at December 31, 2009, driven by better plan experience and positive impact from assumption changes in our International plan, partially offset by the deterioration of the funded status for our U.S. Qualified Plan due to less favorable actuarial experience in 2010. The funded status for our U.S. Qualified Plan was a deficit of $133.2 million at December 31, 2010 compared to a deficit of $121.5 million at December 31, 2009.

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

Tax Reserves, Contingencies and Litigation

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

Consolidated Revenue

The following table presents our revenue by segment:

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in millions)
Revenue:
North America	$1,229.5	$1,239.4	$1,282.5
International	414.2	355.4	314.4

Core Revenue	1,643.7	1,594.8	1,596.9
Divested Businesses	32.9	92.2	129.4

Total Revenue	$1,676.6	$1,687.0	$1,726.3

The following table presents our revenue by customer solution set:

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in millions)
Revenue:
Risk Management Solutions	$1,036.7	$1,002.2	$988.7
Sales & Marketing Solutions	492.1	474.6	483.3
Internet Solutions	114.9	118.0	124.9

Core Revenue	1,643.7	1,594.8	1,596.9
Divested Businesses	32.9	92.2	129.4

Total Revenue	$1,676.6	$1,687.0	$1,726.3

Year ended December 31, 2010 vs. Year ended December 31, 2009

Total revenue decreased $10.4 million, or 1% (both before and after the effect of foreign exchange), for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease in total revenue was primarily driven by a decrease in North America total revenue of $47.3 million, or 4% (both before and after the effect of foreign exchange) partially offset by an increase in International total revenue of $36.9 million, or 10% (9% increase before the effect of foreign exchange). North America total revenue was negatively impacted by the divestiture of our North American Self Awareness Solutions business in the third quarter of 2010, which we reclassified as a divested business and accounted for $32.9 million and $70.3 million for the years ended December 31, 2010 and 2009, respectively. International total revenue was negatively impacted by our divestiture of the domestic portion of our Italian operations in the second quarter of 2009, which we reclassified as a divested business and accounted for $21.9 million for the year ended December 31, 2009. In addition, International total revenue was positively impacted by the acquisition of D&B Australia which we consolidated in the fourth quarter of 2010.

Core revenue, which reflects total revenue less revenue from a divested business, increased $48.9 million, or 3% (both before and after the effect of foreign exchange), for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The increase in core revenue is primarily attributed to:

•

Increased revenue as a result of the following acquisitions: a) D&B Australia which we consolidated in the fourth quarter of 2010; b) substantially all of the assets of Bisnode’s UK operations and a 100% equity interest in Bisnode’s Irish operation (“ICC”) which we consolidated in the third quarter of 2009; c) Quality Education Data (“QED”) which we consolidated in the first quarter of 2009; and our majority owned joint venture with Roadway International Limited (“RoadWay”) in China which we consolidated in the third quarter of 2009; all of which in the aggregate, contributed three points of the growth;

•	Increased purchases by new and existing customers in certain of our International markets;

partially offset by:

•	Lower purchases from our customers due to a weak economy and budgetary pressures.

Customer Solution Set

On a customer solution set basis, the $48.9 million increase in core revenue reflects:

•

A $34.5 million, or 3% increase (both before and after the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in International of $42.3 million, or 16% (both before and after the effect of foreign exchange), partially offset by a decrease in North America of $7.8 million, or 1% (both before and after the effect of foreign exchange);

•

A $17.5 million, or 4% increase (3% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in International of $16.5 million, or 19% (16% increase before the effect of foreign exchange), and an increase in North America of $1.0 million, or less than 1% (both before and after the effect of foreign exchange); and

•

A $3.1 million, or 3% decrease (both before and after the effect of foreign exchange), in Internet Solutions. The decrease was driven by a decrease in North America of $3.1 million, or 3% (both before and after the effect of foreign exchange).

Year ended December 31, 2009 vs. Year ended December 31, 2008

Total revenue decreased $39.3 million, or 2% (1% decrease before the effect of foreign exchange), for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease in total revenue was primarily driven by a decrease in North America total revenue of $54.5 million, or 4% (both before and after the effect of foreign exchange) partially offset by an increase in International total revenue of $15.2 million, or 4% (14% increase before the effect of foreign exchange). North America total revenue was negatively impacted by the divested North American Self Awareness Solutions business in the third quarter of 2010, which we reclassified as a divested business and accounted for $70.3 million and $81.7 million for the years ended December 31, 2009 and 2008, respectively. International total revenue was negatively impacted by the divestiture of the domestic portion of our Italian operations in the second quarter of 2009, which had been reclassified as a divested business and accounted for $21.9 million and $47.7 million for the years ended December 31, 2009 and 2008, respectively.

Core revenue, which reflects total revenue less revenue from a divested business, decreased $2.1 million, or less than 1% (2% increase before the effect of foreign exchange), for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The decrease in core revenue is primarily attributed to:

•	Lower purchases from our customers due to a weak economy and budgetary pressures; and

•	The negative impact of foreign exchange;

partially offset by:

•

Increased revenue as a result of a) our majority owned joint ventures we entered into: i) Dun & Bradstreet Information Services India Private Limited (“D&B India”) which we consolidated in the fourth quarter of 2008; ii) HC International, Inc. in China which we consolidated in the fourth quarter of 2008; and iii) RoadWay in China which we consolidated in the third quarter of 2009; b) the following acquisitions: i) ICC which we consolidated in the third quarter of 2009; and ii) QED which we consolidated in the first quarter of 2009, all of which in the aggregate, contributed three points of the growth;

•

Growth in each of our subscription plans from existing customers, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data; and

•	Increased revenue from our Asia Pacific market, primarily from our majority owned Tokyo Shoko Research/D&B Japan Joint Venture.

Customer Solution Set

On a customer solution set basis, the $2.1 million decrease in core revenue reflects:

•

A $13.5 million, or 1% increase (4% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in International of $17.8 million, or 7% (18% increase before the effect of foreign exchange), partially offset by a decrease in North America of $4.3 million, or 1% (less than 1% before the effect of foreign exchange);

•

An $8.7 million, or 2% decrease (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The decrease was driven by a decrease in North America of $32.8 million, or 8% (both before and after the effect of foreign exchange), partially offset by an increase in International of $24.1 million, or 37% (42% increase before the effect of foreign exchange); and

•

A $6.9 million, or 6% decrease (5% decrease before the effect of foreign exchange), in Internet Solutions. The decrease was driven by a decrease in North America of $6.0 million, or 5% (both before and after the effect of foreign exchange) and a decrease in International of $0.9 million, or 20% (3% decrease before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income:

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in millions)
Operating Expenses	$557.7	$500.3	$480.7
Selling and Administrative Expenses	626.9	641.0	686.0
Depreciation and Amortization	68.1	58.1	58.5
Restructuring Charge	14.8	23.1	31.4

Operating Costs	$1,267.5	$1,222.5	$1,256.6

Operating Income	$409.1	$464.5	$469.7

Operating Expenses

Year ended December 31, 2010 vs. Year ended December 31, 2009

Operating expenses increased by $57.4 million, or 12%, for the year ended December 31, 2010 as compared to December 31, 2009. The increase was primarily due to the following:

•

Increased data acquisition costs and fulfillment costs primarily associated with the following acquisitions: a) D&B Australia which we consolidated in the fourth quarter of 2010; b) ICC which we consolidated in the third quarter of 2009; and our majority owned joint venture with RoadWay in China which we consolidated in the third quarter of 2009;

•

Increased costs associated with our investments, including $30.3 million for our Strategic Technology Investment designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers;

•	Impairment of certain intangible assets related to our Purisma product;

•	Increased compensation costs; and

•	The negative impact of foreign exchange;

partially offset by:

•	Lower expenses related to our divestiture of the domestic portion of our Italian operations and our North American Self Awareness Solution business; and

•	Our ongoing reengineering efforts.

Year ended December 31, 2009 vs. Year ended December 31, 2008

Operating expenses increased by $19.6 million, or 4%, for the year ended December 31, 2009 as compared to December 31, 2008. The increase was primarily due to the following:

•

Increased data acquisition costs and fulfillment costs primarily associated with a) our majority owned joint ventures in: i) D&B India which we consolidated in the fourth quarter of 2008; ii) HC International, Inc. in China which we consolidated in the fourth quarter of 2009; iii) RoadWay in China which we consolidated in the third quarter of 2009; and iv) Tokyo Shoko Research/D&B Japan Joint Venture which we consolidated in the fourth quarter of 2007; and b) our acquisition of ICC which we consolidated in the third quarter of 2009; and

•	Increased costs associated with our investments;

partially offset by:

•	The positive impact of foreign exchange; and

•	Lower costs as a result of our ongoing reengineering efforts and decreased variable expenses (e.g., professional fees and travel related expenses).

Selling and Administrative Expenses

Year ended December 31, 2010 vs. Year ended December 31, 2009

Selling and administrative expenses decreased $14.1 million, or 2%, for the year ended December 31, 2010 as compared to December 31, 2009. The decrease was primarily due to the following:

•	Lower expenses related to our divestiture of our North American Self Awareness Solution business and the domestic portion of our Italian operations; and

•	Our ongoing reengineering efforts;

partially offset by:

•

Increased selling expenses primarily associated with the following acquisitions: a) D&B Australia which we consolidated in the fourth quarter of 2010; b) ICC which we consolidated in the third quarter of 2009; and our majority owned joint venture with RoadWay in China which we consolidated in the third quarter of 2009;

•

Increased costs due to our product investments, including $5.5 million for our Strategic Technology Investment designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers;

•	Impairment of certain intangible assets related to our QED acquisition completed in the first quarter of 2009; and

•	The negative impact of foreign exchange.

Year ended December 31, 2009 vs. Year ended December 31, 2008

Selling and administrative expenses decreased $45.0 million, or 7%, for the year ended December 31, 2009 as compared to December 31, 2008. The decrease was primarily due to the following:

•

Lower costs as a result of our ongoing reengineering efforts (e.g., our “Go-To-Market” approach for our North American sales organization) and decreased variable expenses (e.g., commissions and bonuses, professional fees, and travel related expenses); and

•	The positive impact of foreign exchange;

partially offset by:

•

Increased selling expenses primarily associated with a) our majority owned joint ventures in: i) D&B India which we consolidated in the fourth quarter of 2008; ii) HC International, Inc. in China which we consolidated in the fourth quarter of 2008; iii) RoadWay in China which we consolidated in the third quarter of 2009; and iv) Tokyo Shoko Research/D&B Japan Joint Venture which we consolidated in the fourth quarter of 2007; and b) the following acquisitions: i) ICC which we consolidated in the third quarter of 2009; and ii) QED which we consolidated in the first quarter 2009.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and 401(k) Plan

For our pension plans globally, we had a net pension periodic cost of $5.8 million, $6.0 million and net pension periodic income of $3.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The fluctuation in the pension cost/income was due to the following:

•

The discount rates applied to the pension plans were major factors in driving the pension costs to fluctuate from year-to-year. The lower the discount rate, the higher the pension cost. The discount rate used to measure the pension costs for our U.S. plans for the years ended December 31, 2010, 2009 and 2008 was 5.72%, 6.10% and 6.37%, respectively.

•

Actuarial loss amortization included in annual pension expense was also a major factor in driving the pension costs to fluctuate from year-to-year. Actuarial loss amortization was largely impacted by the discount rate, amortization period and plan experience. The lower the discount rate, the higher the loss amortization. Actuarial loss amortization included in annual pension expense for all global plans was $21.5 million, $22.5 million, and $16.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, of which $19.0 million, $21.5 million and $14.1 million were attributable to our U.S. plans for the years ended December 31, 2010, 2009 and 2008, respectively. Lower actuarial loss amortization in the U.S. plans was primarily driven by a longer amortization period applied to the

U.S. Qualified Plan, substantially offset by the impact of lower discount rates applied to our plans at January 1, 2010 and higher actuarial losses subject to amortization. Starting in November 2009, the amortization period applied to the unrecognized actuarial gains or losses for our U.S. Qualified Plan has been changed from average future service years of active participants to average life expectancy of all plan participants. The change was the result of almost all the plan participants being deemed inactive.

•	Pension income in 2008 was primarily due to the higher discount rate applied to our U.S. plans and the major International plans, as well as lower actuarial loss amortization included in 2008.

We expect that the net pension cost in 2011 will be approximately $10 million for all of our global pension plans, of which approximately $5 million will be attributable to each of the U.S. plans and non-U.S. plans. This compares to a net pension cost of $5.8 million in 2010, which included pension income of $0.4 million and pension cost of $6.2 million attributable to the U.S. plans and non-U.S. plans, respectively. For our U.S. plans, lower expected return from plan assets resulting from lower market-related value of plan assets will increase our 2011 net pension cost. Higher actuarial losses amortization will be substantially offset by lower interest cost, both driven by a lower discount rate. The discount rate applied to our U.S. plans at January 1, 2011, is 59 basis points lower than 2010. Lower pension cost in 2011 for our International plan is primarily due to a statutory change in the inflation assumption which results in lower interest cost and lower actuarial loss amortization.

We had postretirement benefit income of $7.0 million, $1.3 million and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Higher income in 2010 was primarily due to higher amortization of prior service credits. During the first quarter of 2010, the retiree company-paid life insurance benefits were eliminated. In addition, we will only share the minimum necessary amount of subsidy received from the government in any year to maintain actuarial equivalence for as long as possible. This plan change was approved in December 2009 and as a result we reduced our accumulated postretirement obligation by approximately $20 million at December 31, 2009, which will be amortized over approximately four years. Effective July 1, 2010, in connection with the Health Care and Education Reconciliation Act of 2010, we converted the current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or EGWP. Beginning in 2013, we will use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions. As a result, we reduced our accumulated postretirement obligation by $21 million in the third quarter of 2010, which will be amortized over approximately four years. Both plan changes were accounted for as plan amendments under ASC 715-60-35, “Compensation—Retirement Benefits.”

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

We expect postretirement benefit income will be approximately $11 million in 2011. The increase in income from 2010 to 2011 is primarily due to higher amortization of prior service credits as explained above.

We had expense associated with our 401(k) Plan of $9.7 million, $6.9 million and $19.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in expense in 2010 was due to an incremental discretionary company contribution of $4.5 million resulting from company performance. In addition, we amended our employer matching provision in the 401(k) Plan, effective in April 2010, to increase the employer maximum match from 50% of three percent (3%) to 50% of seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations. The decrease in expense in 2009 was due to the amendment of our employer matching provision in the 401(k) Plan effective in February, 2009, to decrease our match formula from 100% to 50% of a team member’s contributions and to decrease the maximum match from seven percent (7%) to three percent (3%) of such team member’s eligible compensation, subject to certain 401(k) Plan limitations.

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

Stock-Based Compensation

For the years ended December 31, 2010, 2009 and 2008, we recognized total stock-based compensation expense (e.g., stock options, restricted stock, etc.) of $18.3 million, $22.3 million and $27.6 million, respectively.

For the years ended December 31, 2010, 2009 and 2008, we recognized expense associated with our stock option programs of $6.5 million, $9.5 million and $11.0 million, respectively. The decrease for the year ended December 31, 2010 as compared to December 31, 2009, was primarily due to higher forfeitures, partially offset by the accelerated expensing of an award issued to a retiree eligible senior executive. The decrease for the year ended December 31, 2009 as compared to 2008, was primarily due to a decrease in the overall number of employees eligible for stock options.

For the years ended December 31, 2010, 2009 and 2008, we recognized expense associated with our restricted stock, restricted stock units and restricted stock opportunity programs of $11.0 million, $11.9 million and $15.6 million, respectively. The decrease for the year ended December 31, 2010 as compared to December 31, 2009, was primarily due to higher forfeitures associated with terminated employees as well as fewer awards being issued in 2010 as compared to the same period in 2009, partially offset by the accelerated expensing of an award issued to a retiree eligible senior executive. The decrease for the year ended December 31, 2009 as compared to December 31, 2008, was primarily driven by performance-based awards being below target, resulting in lower expense.

For the years ended December 31, 2010, 2009 and 2008, we recognized expense associated with our Employee Stock Purchase Plan (“ESPP”) of $0.8 million, $0.9 million and $1.0 million, respectively.

We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Year ended December 31, 2010 vs. Year ended December 31, 2009

Depreciation and amortization increased $10.0 million, or 17%, for the year ended December 31, 2010 as compared to December 31, 2009. The increase for the year ended December 31, 2010 was primarily driven by an increase in amortization of acquired intangible assets resulting from our acquisitions and our majority owned joint ventures, increased capital costs for revenue generating investments to enhance our strategic capabilities and our Strategic Technology Investment. This increase was partially offset by a reassessment in 2009 of the useful lives of our computer software (discussed in further detail below).

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

Restructuring Charge

Financial Flexibility is an ongoing process by which we seek to reallocate our spending from low-growth or low-value activities to other activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. With most initiatives, we have incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income). These charges are incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility initiatives.

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

During the year ended December 31, 2010, we recorded a $14.8 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $11.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 325 employees were impacted. Of these 325 employees, approximately 315 employees have exited the Company and approximately 10 employees will exit the Company in 2011. The cash payments for these employees will be substantially completed by the second quarter of 2011; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.1 million.

During the year ended December 31, 2009, we recorded a $23.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $12.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 535 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $10.4 million.

During the year ended December 31, 2008, we recorded a $31.4 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $27.5 million in accordance with the provisions of ASC 712-10 were recorded. In total, approximately 500 employees were impacted; and

•	Severance and termination costs of $3.0 million in accordance with the provisions of ASC 420-10 were recorded. In total, approximately 40 employees were impacted.

Interest Income (Expense)—Net

The following table presents our “Interest Income (Expense)—Net”:

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in millions)
Interest Income	$2.1	$3.0	$11.5
Interest Expense	(46.0)	(45.7)	(47.4)

Interest Income (Expense)—Net	$(43.9)	$(42.7)	$(35.9)

Interest income decreased $0.9 million, or 30%, for the year ended December 31, 2010 as compared to December 31, 2009, primarily attributable to lower interest rates. Interest income decreased $8.5 million, or 74%, for the year ended December 31, 2009 as compared to December 31, 2008, primarily attributable to lower interest rates, as well as lower amounts of invested cash.

Interest expense increased by $0.3 million, or 1%, for the year ended December 31, 2010 as compared to December 31, 2009, primarily attributable to higher amounts of average debt outstanding partially offset by lower interest rates. Interest expense decreased by $1.7 million, or 4%, for the year ended December 31, 2009 as compared to December 31, 2008, primarily attributable to lower interest rates partially offset by higher amounts of average debt outstanding.

Other Income (Expense)—Net

The following table presents the components of “Other Income (Expense)—Net”:

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in millions)
Effect of Legacy Tax Matters(a)	$(0.4)	$1.0	$1.2
Gain on Disposal of North American Self Awareness Solutions Business(b)	23.1	—	—
One-Time Gain on Hedge of Purchase Price on the Australia Acquisition(c)	3.4	—	—
Gain on Disposal of Italian Domestic Business(d)	—	6.5	—
Settlement of Legacy Tax Matter Arbitration(e)	—	4.1	8.1
Legacy Tax Matter Related to the Settlement of 2003 Tax Year(f)	—	—	(7.7)
Gain Associated with Beijing D&B HuiCong Market Research Co., Ltd. Joint Venture(g)	—	—	0.6
Miscellaneous Other Income (Expense)—Net(h)	(3.4)	(0.9)	2.9

Other Income (Expense)—Net	$22.7	$10.7	$5.1

(a)	Effect of Legacy Tax Matters decreased for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to an agreement to pay Moody’s Corporation $2.5 million as it relates to the Tax Allocation Agreement, which we paid in February 2011. See Note 15 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

(b)	During the year ended December 31, 2010, we recognized a gain from the divestiture of our North American Self Awareness Solution business. See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

(c)	During the year ended December 31, 2010, we recognized a gain resulting from a hedge on the purchase price of D&B Australia during the third quarter of 2010. See Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

(d)	During the year ended December 31, 2009, we recognized a gain as a result of the divestiture of the domestic portion of our Italian operations. See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

(e)	During the years ended December 31, 2009 and 2008, we recognized gains on the receipt of awards related to Legacy Tax Matters.

(f)	During the year ended December 31, 2008, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the expiration of the statute of limitations.

(g)	During the year ended December 31, 2008, we entered into an agreement with HC International Inc. and established two joint venture companies including Beijing D&B HuiCong Market Research Co., Ltd. and Beijing HuiCong Market Research Co. Ltd., in which D&B has a 60% and 30% ownership interest, respectively. We recognized a gain of $0.6 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

(h)	Miscellaneous Other Income (Expense)—Net decreased for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to the premium payment of $3.7 million made for the redemption of the $300 million senior notes with a maturity date of March 15, 2011 (the “2011 notes”). See Note 6 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. Miscellaneous Other Income (Expense)—Net decreased for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to the negative impact of foreign exchange.

Provision for Income Taxes

Effective Tax Rate for the Year Ended December 31, 2008	29.2%
Impact of Benefits Derived From Worldwide Legal Entity Simplification	(7.0)%
Impact of Settlement of Global Tax Audits	3.2%
Other	0.5%

Effective Tax Rate for the Year Ended December 31, 2009	25.9%

Impact From Worldwide Legal Entity Simplification	9.5%
Impact of Legacy Tax Matters	(4.0)%
Reduction of a Deferred Tax Asset Resulting from the Healthcare Act of 2010	3.7%
Other	0.4%

Effective Tax Rate for the Year Ended December 31, 2010	35.5%

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

Earnings Per Share

In accordance with authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We adopted the authoritative guidance regarding share-based payments effective January 1, 2009. The impact of the adoption resulted in a four-cent and two-cent decrease to our basic and diluted EPS for the year ended December 31, 2008. The weighted average restricted shares outstanding was 196,175 shares, 361,900 shares and 394,591 shares for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table sets forth our EPS:

	For Years Ended December 31,
	2010	2009	2008
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$5.03	$6.06	$5.65
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	0.02

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$5.03	$6.06	$5.67

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$4.98	$5.99	$5.56
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	0.02

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$4.98	$5.99	$5.58

For the year ended December 31, 2010, both basic EPS attributable to D&B common shareholders and diluted EPS attributable to D&B common shareholders decreased 17%, compared with the year ended December 31, 2009, primarily due to a 21% decrease in Net Income Attributable to D&B, partially offset by a 5% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases.

For the year ended December 31, 2009, both basic EPS attributable to D&B common shareholders and diluted EPS attributable to D&B common shareholders increased 7% compared with the year ended December 31, 2008, primarily due to a 3% increase in Net Income Attributable to D&B and a 4% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases.

Segment Results

Our results are reported under the following two segments: North America and International. The segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

North America

North America is our largest segment representing 75%, 78% and 79% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

On July 30, 2010, we completed the sale of substantially all of the assets and liabilities of our North American Self Awareness Solution business. This business has been classified as a “Divested Business.” See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail. This divested business contributed 2%, 5% and 6% of our North America total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

North America represented 75%, 78% and 80% of our core revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents our North America revenue by customer solution set and North America operating income for the years ended December 31, 2010, 2009 and 2008.

Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set.

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in millions)
Revenue:
Risk Management Solutions	$731.5	$739.3	$743.6
Sales & Marketing Solutions	386.5	385.5	418.3
Internet Solutions	111.5	114.6	120.6

North America Core Revenue	1,229.5	1,239.4	1,282.5
Divested Business	32.9	70.3	81.7

North America Total Revenue	$1,262.4	$1,309.7	$1,364.2

Operating Income	$452.2	$482.5	$513.3

Year ended December 31, 2010 vs. Year ended December 31, 2009

North America Overview

North America total revenue decreased $47.3 million, or 4% (both before and after the effect of foreign exchange), for the year ended December 31, 2010 as compared to the year ended December 31, 2009. North America total revenue was negatively impacted by the divestiture of our North American Self Awareness Solution business in the third quarter of 2010, which we reclassified as a divested business and accounted for $32.9 million and $70.3 million in revenue for the years ended December 31, 2010 and 2009, respectively. Excluding the impact of the divestiture, core revenue decreased $9.9 million, or 1% (both before and after the effect of foreign exchange).

North America Customer Solution Sets

On a customer solution set basis, the $9.9 million decrease in core revenue for the year ended December 31, 2010, as compared to the year ended December 31, 2009, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $7.8 million, or 1% (both before and after the effect of foreign exchange).

For the year ended December 31, 2010, Traditional Risk Management Solutions, which accounted for 68% of total North America Risk Management Solutions, decreased 2% (3% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	Lower volumes of credit origination resulting in lower transactional volumes as well as a lower demand in earlier periods for our ratable subscription products;

partially offset by:

•

Year-over-year growth in our subscription plans for DNBi throughout 2010 due to continued high retention and increased dollar spend per customer resulting from an increased emphasis on our value proposition; and higher purchases from our existing customers as they converted from our legacy products to subscription plans for DNBi, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data.

We continue to see single digit price increases when existing customers renew these subscription plans and double digit price increases when customers convert to DNBi. However, with more than half of our Risk Management Solutions revenue derived from DNBi, we have a far smaller base available for conversion in the future.

For the year ended December 31, 2010, Value-Added Risk Management Solutions, which accounted for 23% of total North America Risk Management Solutions, remained flat compared to prior year. This was primarily due to:

•

The impact of lower volumes of credit origination due to the macroeconomic environment has translated into lower transactional volumes as well as a lower demand in earlier periods for our ratable subscription products (as noted above); and

•	A shift in product mix to our DNBi subscriptions plans from our Value-Added Risk Management Solutions to our Traditional Risk Management Solutions (as noted above);

offset by:

•	Higher purchases from existing customers of modules enabled by our DNBi platform which are included in our Value-Added Risk Management Solutions; and

•	Increased sales to existing customers of Value-Added credit decisioning solutions.

For the year ended December 31, 2010, Supply Management Solutions, which accounted for 9% of total North America Risk Management Solutions, increased 8% (7% increase before the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $1.0 million, or less than 1% (both before and after the effect of foreign exchange).

For the year ended December 31, 2010, Traditional Sales & Marketing Solutions, which accounted for 33% of total North America Sales & Marketing Solutions, decreased 11% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•

Lower purchases from our customers due to a weak economy and budgetary pressures. These budgetary pressures have caused our customers to further focus their marketing efforts and, in some cases, shift from direct mail activities to digital marketing to reduce costs;

partially offset by:

•	Increased revenue to existing customers in our education marketing solutions business; and

•	Increased revenue associated with our acquisition of QED completed in the first quarter of 2009, which contributed one point of the growth.

For the year ended December 31, 2010, Value-Added Sales & Marketing Solutions, which accounted for 67% of total North America Sales & Marketing Solutions, increased 7% (both before and after the effect of foreign exchange). The increase was primarily due to:

•

Increased cross-selling of our Sales & Marketing Solutions value-added solutions into our customer base, and cross-selling within the Sales & Marketing Solutions value-added solutions customer base (including the cross-selling of new solutions for digital marketing);

•	New customer acquisition and increased commitments within certain of our solutions; and

•	A timing benefit from a significant customer consolidating the contractual expiration dates for multiple contracts, some of which would have renewed in future periods;

partially offset by:

•	Lower purchases of our value-added products due to budgetary pressures on our customers. In this environment customers are continuing to defer or decrease spend or not renew.

Internet Solutions

•

A decrease in Internet Solutions of $3.1 million, or 3% (both before and after the effect of foreign exchange), as a result of a decline in our 2009 subscription renewal sales and a loss of a large customer deal not renewing.

We expect the North American segment to perform better than 2010 and return to growth in 2011. Specifically, we expect revenue growth for 2011 to be in the low single digits. We expect growth in the second half of the year to be better than the first half as we gain traction on the launch of new products such as DNB.com, DNBi Pro and D&B360, all of which have ratable revenue.

North America Operating Income

North America operating income for the year ended December 31, 2010 was $452.2 million, compared to $482.5 million for the year ended December 31, 2009, a decrease of $30.3 million, or 6%. The decrease in operating income was primarily attributable to:

•	A decrease in North America total revenue;

•	Impairment of intangible assets related to our Purisma product and QED acquisition; and

•	Increased costs associated with our investments;

partially offset by:

•	Lower costs as a result of our ongoing reengineering efforts and decreased variable expenses (e.g., commissions, etc.); and

•	Lower costs as a result of our divestiture of our North American Self Awareness Solution business.

Year ended December 31, 2009 vs. Year ended December 31, 2008

North America Overview

North America total revenue decreased $54.5 million, or 4% (both before and after the effect of foreign exchange), for the year ended December 31, 2009 as compared to the year ended December 31, 2008. North America total revenue was negatively impacted by the divested North American Self Awareness Solution business in the third quarter of 2010, which we reclassified as a divested business and accounted for $70.3 million and $81.7 million in revenue for the years ended December 31, 2009 and 2008, respectively. Excluding the impact of the divestiture, core revenue decreased $43.1 million, or 3% (both before and after the effect of foreign exchange).

North America Customer Solution Sets

On a customer solution set basis, the $43.1 million decrease in core revenue for the year ended December 31, 2009, as compared to the year ended December 31, 2008, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $4.3 million, or 1% (less than 1% decrease before the effect of foreign exchange).

For the year ended December 31, 2009, Traditional Risk Management Solutions, which accounted for 69% of total North America Risk Management Solutions, decreased 1% (both before and after the effect of foreign exchange). The decrease was primarily due to:

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

For the year ended December 31, 2009, Value-Added Risk Management Solutions, which accounted for 23% of total North America Risk Management Solutions, decreased 3% (2% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases of our legacy VAP’s products from our customers due to economic and budgetary pressures;

partially offset by:

•	Higher purchases from existing customers of new modules enabled by our DNBi platform.

For the year ended December 31, 2009, Supply Management Solutions, which accounted for 8% of total North America Risk Management Solutions, increased 9% (both before and after the effect of foreign exchange), on a small base.

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

Internet Solutions

•

A decrease in Internet Solutions of $6.0 million, or 5% (both before and after the effect of foreign exchange), as a result of a decline in renewal sales of our subscription plans triggered by a reduction in the budgets of our customers and a decline in advertising revenue partially offset by a benefit from one large customer deal.

North America Operating Income

North America operating income for the year ended December 31, 2009 was $482.5 million, compared to $513.3 million for the year ended December 31, 2008, a decrease of $30.8 million, or 6%. The decrease in operating income was primarily attributable to:

•	A decrease in North America revenue;

•	Increased costs associated with our investments; and

•	An increase in expenses primarily associated with the acquisition of QED;

partially offset by:

•	Lower costs as a result of our ongoing reengineering efforts and decreased variable expenses (e.g., commissions, bonuses and travel related expenses).

International

International represented 25%, 22% and 21% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This sale has been classified as a “Divested Business.” See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail. This divested business contributed 6% and 13% of our International total revenue for the years ended December 31, 2009 and 2008, respectively.

International represented 25%, 22% and 20% of our core revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents our International revenue by customer solution set and International operating income for the years ended December 31, 2010, 2009 and 2008.

Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set.

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in millions)
Revenue:
Risk Management Solutions	$305.2	$262.9	$245.1
Sales & Marketing Solutions	105.6	89.1	65.0
Internet Solutions	3.4	3.4	4.3

International Core Revenue	414.2	355.4	314.4
Divested Businesses	—	21.9	47.7

International Total Revenue	$414.2	$377.3	$362.1

Operating Income	$71.6	$81.1	$70.9

Year ended December 31, 2010 vs. Year ended December 31, 2009

International Overview

International total revenue increased $36.9 million, or 10% (9% increase before the effect of foreign exchange), for the year ended December 31, 2010, as compared to the year ended December 31, 2009. International total revenue was negatively impacted by the divestiture of the domestic portion of our Italian operations in the second quarter of 2009, which we reclassified as a divested business and accounted for $21.9 million for the year ended December 31, 2009. Excluding the impact of the divestiture, core revenue increased $58.8 million, or 17% (16% increase before the effect of foreign exchange).

International Customer Solution Sets

On a customer solution set basis, the $58.8 million increase in International core revenue for the year ended December 31, 2010, as compared to the year ended December 31, 2009, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $42.3 million, or 16% (both before and after the effect of foreign exchange).

For the year ended December 31, 2010, Traditional Risk Management Solutions, which accounted for 86% of International Risk Management Solutions, increased 13% (both before and after the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

•

Increased revenue as a result of the acquisitions of ICC which we consolidated in the third quarter of 2009 and D&B Australia which we consolidated in the fourth quarter of 2010, which in the aggregate contributed fourteen points of the growth;

•	Increased revenue due to the launch of new products and increased usage; and

•

Increased revenue from providing cross-border data to members of our D&B Worldwide Network attributable to fulfillment services and product usage and our commercial agreement to provide global data entered into in connection with our divestiture of the domestic portion of our Italian operations.

For the year ended December 31, 2010, Value-Added Risk Management Solutions, which accounted for 13% of International Risk Management Solutions, decreased 2% (1% decrease before the effect of foreign exchange) primarily due to:

•	Decreased purchases in certain of our markets by our customers due to economic and budgetary pressures;

partially offset by:

•	Our commercial agreement to provide global data entered into in connection with our divestiture of the domestic portion of our Italian operations.

For the year ended December 31, 2010, Supply Management Solutions, which accounted for 1% of International Risk Management Solutions, increased 8% (both before and after the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $16.5 million, or 19% (16% increase before the effect of foreign exchange).

For the year ended December 31, 2010, Traditional Sales & Marketing Solutions, which accounted for 58% of International Sales & Marketing Solutions, increased 31% (29% increase before the effect of foreign exchange). This increase was primarily due to:

•

Increased revenue as a result of the acquisition of ICC which we consolidated in the third quarter of 2009 and our majority owned joint venture with RoadWay in China which we consolidated in the third quarter of 2009, which in the aggregate, contributed eighteen points of the growth; and

•	Increased purchases by new and existing customers in certain of our markets;

partially offset by:

•	A decrease in revenue in certain markets primarily due to competitive pressures and signing delays.

For the year ended December 31, 2010, Value-Added Sales & Marketing Solutions, which accounted for 42% of International Sales & Marketing Solutions, increased 5% (1% increase before the effect of foreign exchange). The increase was primarily due to:

•	The positive impact of foreign exchange; and

•	Increased purchases from existing customers in our UK market;

partially offset by:

•	Lower purchases by existing customers in certain of our Asia Pacific markets. Customers in this region are carefully managing their value-added marketing spend due to continued economic pressures.

Internet Solutions

•	Our Internet Solutions remained flat compared to prior year.

International Operating Income

International operating income for the year ended December 31, 2010 was $71.6 million, compared to $81.1 million for the year ended December 31, 2009, a decrease of $9.5 million, or 12%, primarily due to:

•	Revenue decline in certain of our Asia Pacific markets, where expenses are more fixed in nature;

•	Data costs in certain of our Asia Pacific markets; and

•	The negative impact of foreign exchange;

partially offset by:

•	An increase in core revenue;

•	Lower costs as a result of our divestiture of the domestic portion of our Italian operations; and

•	Lower costs as a result of our ongoing reengineering efforts.

Year ended December 31, 2009 vs. Year ended December 31, 2008

International Overview

International total revenue increased $15.2 million, or 4% (14% increase before the effect of foreign exchange), for the year ended December 31, 2009, as compared to the year ended December 31, 2008. International total revenue was negatively impacted by the divestiture of the domestic portion of our Italian operations in the second quarter of 2009, which we reclassified as a divested business and accounted for $21.9 million and $47.7 million for the years ended December 31, 2009 and 2008, respectively. Excluding the impact of the divestiture, core revenue increased $41.0 million, or 13% (23% increase before the effect of foreign exchange).

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

For the year ended December 31, 2009, Traditional Risk Management Solutions, which accounted for 84% of International Risk Management Solutions, increased 12% (22% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

•

Increased revenue as a result of our majority owned joint venture in D&B India completed in the fourth quarter of 2008 and the acquisition of ICC completed in the third quarter of 2009, which in the aggregate, contributed nine points of the growth;

•	Increased revenue from our Asia Pacific market primarily from our majority owned Tokyo Shoko Research/D&B Japan Joint Venture;

•	Growth in our subscription plans in certain of our European markets for existing customers who are willing to increase the level of business they do with us; and

•

Increased revenue from providing cross-border data from our operations to members of our D&B Worldwide Network attributable to fulfillment services and product usage and our commercial agreement to provide global data to our Italian customers entered into in connection with our divestiture of the domestic portion of our Italian operations;

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

For the year ended December 31, 2009, Traditional Sales & Marketing Solutions, which accounted for 53% of International Sales & Marketing Solutions, increased 62% (84% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of our majority owned joint ventures in: a) D&B India which we consolidated in the fourth quarter of 2008; b) HC International, Inc. in China which we consolidated in the fourth quarter of 2008; and c) RoadWay in China which we consolidated in the third quarter of 2009;

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

partially offset by:

•

Increased data acquisition costs and fulfillment costs primarily associated with a) our majority owned joint ventures in: i) D&B India which we consolidated in the fourth quarter of 2008; ii) HC International, Inc. in China which we consolidated in the fourth quarter of 2008; iii) RoadWay in China which we consolidated in the third quarter of 2009; iv) Tokyo Shoko Research/D&B Japan Joint Venture which we consolidated in the fourth quarter of 2007; b) our acquisition of ICC which we consolidated in the third quarter of 2009; and c) increased costs in certain of our European markets;

•

Higher variable selling expenses related to a) increased revenue (e.g., commissions, bonus, etc.); b) our majority owned joint ventures in: i) D&B India which we consolidated in the fourth quarter of 2008; ii) HC International, Inc. in China which we consolidated in the fourth quarter of 2008; iii) RoadWay in China which we consolidated in the third quarter of 2009; iv) Tokyo Shoko Research/D&B Japan Joint Venture which we consolidated in the fourth quarter of 2007; and c) our acquisition of ICC which we consolidated in the third quarter of 2009;

•	The negative impact of foreign exchange; and

•	Increased investments in our UK market to maintain our UK data coverage and quality.

Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of certain of our investments.

We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use foreign exchange forward contracts to hedge short-term foreign currency denominated loans, investments and certain third-party and intercompany transactions. We may use foreign exchange option contracts to hedge investments and reduce our International earnings exposure to adverse changes in foreign exchange rates. In addition, we may use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding debt or in anticipation of future debt issuance, as discussed under “Interest Rate Risk Management” below.

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

Interest Rate Risk Management

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, we assess quarterly whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. Changes in fair values of interest rate swap agreements that are designated fair value hedges are recognized in earnings as an adjustment of “Other Income (Expense)—Net” in our consolidated statement of operations. The effectiveness of hedge accounting is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively.

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the “2015 notes”). In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges is to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions are accounted for as fair value hedges. We will recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense)—Net” in our consolidated statement of operations. Approximately $1.5 million of derivative losses offset by a $1.4 million gain on the fair value adjustment related to the hedged debt were recorded through December 31, 2010.

Cash Flow Hedges

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

In January 2009 and December 2008, we entered into interest rate swap agreements with an aggregate notional amount of $25 million and $75 million, respectively, and designated these swaps as cash flow hedges against variability in cash flows related to our bank revolving credit facility. These transactions are accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. At December 31, 2010, the balance of net derivative losses associated with these swaps included in AOCI was $1.4 million.

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”). In January 2008, we entered into interest rate derivative transactions with aggregate notional amounts of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in AOCI. In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a loss and a payment of $8.5 million at the date of termination. The payments are recorded in AOCI, and will be amortized over the life of the 2013 notes.

In March 2006, we issued senior notes with a face value of $300 million that matured on March 15, 2011 (the “2011 notes”). In February 2006 and September 2005, we entered into interest rate derivative transactions with aggregate notional amounts of $100 million and $200 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the 2011 notes. These transactions were accounted for as cash flow hedges, and as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in AOCI. In connection with the issuance of the 2011 notes, these interest rate derivative transactions were terminated, resulting in a gain and a receipt of $5.0 million at the date of termination. As a result of the redemption of the 2011 notes, the unamortized balance related to these interest rate derivative transactions was written-off in “Other Income (Expense)—Net” in our consolidated statement of operations for the year ended December 31, 2010.

At December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007, and then entered into a new $500 million, five-year bank revolving credit facility, which expires in April 2012. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. Borrowings under the $650 million credit facility are available at prevailing short-term interest rates. At December 31, 2010 and December 31, 2009, we had $272.0 million and $259.4 million of debt outstanding under the facility, respectively.

A 100 basis point increase/decrease in the weighted average interest rate on our outstanding debt subject to rate variability at December 31, 2010, would result in an incremental increase/decrease in annual interest expense of approximately $3 million.

Foreign Exchange Risk Management

We have numerous offices in various countries outside North America and conduct operations in various countries through minority equity investments and strategic relationships with local providers. Our International operations generated approximately 25% and 22% of our total revenue for the years ended December 31, 2010 and 2009, respectively. Approximately 45% and 42% of our assets as of December 31, 2010 and 2009, respectively, were located outside of the U.S.

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

We use short-term, foreign exchange forward and option contracts to implement our hedging strategies. These contracts have maturities of twelve months or less. These contracts are denominated primarily in the British pound sterling, the Euro and Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions hedge are recorded in “Other Income (Expense)—Net” in our consolidated statement of operations and are essentially offset by the gains and losses on the underlying foreign currency transactions.

As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term forward foreign exchange contracts. In addition, we may use foreign exchange option contracts to hedge certain foreign earnings and foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding forward exchange and option contracts are marked-to-market at the end of each quarter and are reflected within our consolidated financial statements.

At December 31, 2010, there were $0.1 million in option contracts outstanding. At December 31, 2009, we did not have any option contracts outstanding. At December 31, 2010 and 2009, we had a notional amount of approximately $361.1 million and $271.0 million, respectively, of foreign exchange forward contracts outstanding that offset foreign currency denominated loans. Realized gains and losses associated with these contracts were $29.3 million and $26.2 million, respectively, at December 31, 2010; $24.9 million and $13.6 million, respectively, at December 31, 2009; and $16.2 million and $41.8 million, respectively, at December 31, 2008. Unrealized gains and losses associated with these contracts were $0.4 million and $0.9 million, respectively, at December 31, 2010; $0.6 million and $0.2 million, respectively, at December 31, 2009; and $0.4 million and $2.8 million, respectively, at December 31, 2008.

If exchange rates were to increase on average 10% from year-end levels, the unrealized loss on our foreign exchange forward contracts would be approximately $17 million, excluding the expected gain on the underlying hedged item. If exchange rates on average were to decrease 10% from year-end levels, the unrealized gain on our foreign exchange forward contracts would be approximately $20 million, excluding the expected loss on the underlying hedge item. However, the estimated potential gain and loss on these contracts is expected to be substantially offset by changes in the dollar value of the underlying transactions.

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

We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (twelve months or less), including restructuring charges, transition costs, our Strategic Technology Investment, contractual obligations and contingencies (see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. Such borrowings would be supported by our credit facility, when needed.

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

Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities was $319.4 million, $369.5 million and $433.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Year ended December 31, 2010 vs. Year ended December 31, 2009

Net cash provided by operating activities decreased by $50.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This decrease was primarily driven by:

•	Increased spend related to our Strategic Technology Investment; and

•	Decreased net income of our underlying business excluding the impact of non-cash gains and losses;

partially offset by:

•	A decrease in restructuring payments associated with our Financial Flexibility initiatives; and

•	A decrease in net tax payments.

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

Cash (Used in) Provided by Investing Activities from Continuing Operations

Net cash used in investing activities was $253.6 million, $120.7 million and $154.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Year ended December 31, 2010 vs. Year ended December 31, 2009

Net cash used in investing activities was $253.6 million for the year ended December 31, 2010, as compared to net cash used in investing activities of $120.7 million for the year ended December 31, 2009. The $132.9 million increase primarily reflects the following activities:

•

During the year ended December 31, 2010, in connection with our initiatives to drive long-term growth, we spent $205.0 million on acquisitions and other investments, net of cash acquired, as compared to $74.6 million, net of cash acquired, during the year ended December 31, 2009. See Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information; and

•

Cash settlements of our foreign currency contracts for our hedged transactions resulted in cash inflows of $3.0 million for the year ended December 31, 2010 as compared to cash inflows of $11.3 million for the year ended December 31, 2009.

Year ended December 31, 2009 vs. Year ended December 31, 2008

Net cash used in investing activities was $120.7 million for the year ended December 31, 2009, as compared to net cash used in investing activities of $154.5 million for the year ended December 31, 2008. The $33.8 million decrease primarily reflects the following activities:

•

Cash settlements of our foreign currency contracts for our hedged transactions resulted in cash inflows of $11.3 million for the year ended December 31, 2009 as compared to cash outflows of $25.6 million for the year ended December 31, 2008;

partially offset by:

•

A net increase in additions to computer software and other intangibles and capital expenditures, which was primarily used to fund software development, product and platform enhancements across all three of our solution sets; and

•

During the year ended December 31, 2009, in connection with our initiatives to drive long-term growth, we spent $74.6 million on acquisitions/majority-owned joint ventures and other investments, net of cash acquired, as compared to $69.2 million, net of cash acquired, during the year ended December 31, 2008. See Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information.

Cash Used in Financing Activities from Continuing Operations

Net cash used in financing activities was $192.9 million, $213.1 million and $242.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. As set forth below for all these years, these changes primarily relate to contractual obligations, share repurchases and dividends.

Contractual Obligations

Debt

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the “2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50% which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million as “Other Income (Expense)—Net” in our consolidated statement of operations.

In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges is to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions are accounted for as fair value hedges. We will recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense)—Net” in our consolidated statement of operations.

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

Credit Facility

At December 31, 2007, we had a $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. We had $272.0 million, $259.4 million and $203.4 million of borrowings outstanding under the $650 million credit facility at December 31, 2010, 2009 and 2008, respectively. We borrowed under these facilities from time-to-time during the year ended December 31, 2010 to fund our share repurchases, acquisition strategy and working capital needs.

Share Repurchases

During the year ended December 31, 2010, we repurchased 1,792,107 shares of common stock for $134.8 million under our share repurchase programs. The share repurchases are comprised of the following programs:

•

In February 2009, our Board of Directors approved a $200 million share repurchase program. We repurchased 1,108,148 shares of common stock for $81.0 million under this share repurchase program during the year ended December 31, 2010. We anticipate that this program will be completed by December 2011;

•

In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program (“ESPP”). During the year ended December 31, 2010, we repurchased 26,621 shares of common stock for $2.0 million under this repurchase program. This program commenced in October 2010 and expires in October 2014; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 657,338 shares of common stock for $51.8 million under this program during the year ended December 31, 2010. This program expired in August 2010.

During the year ended December 31, 2009, we repurchased 2,912,200 shares of common stock for $225.6 million under our share repurchase programs. The share repurchases are comprised of the following programs:

•

In February 2009, our Board of Directors approved a $200 million share repurchase program which commenced in December 2009. We repurchased 278,417 shares of common stock for $22.7 million under this share repurchase program during the year ended December 31, 2009. We anticipate that this program will be completed by December 2011;

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program which commenced in February 2008. We repurchased 1,662,245 shares of common stock for $127.3 million under this share repurchase program during the year ended December 31, 2009. This program was completed in December 2009; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 971,538 shares of common stock for $75.6 million under this program during the year ended December 31, 2009. This program expired in August 2010.

During the year ended December 31, 2008, we repurchased 4,416,195 shares of common stock for $381.9 million under our share repurchase programs. The share repurchases are comprised of the following programs:

•

In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program, which commenced in February 2008. We repurchased 3,174,402 shares of common stock for $272.7 million under this share repurchase program during the year ended December 31, 2008;

•

In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program, which commenced in July 2007. We repurchased 309,971 shares of common stock for $26.8 million under this repurchase program during the year ended December 31, 2008. This program was completed in February 2008; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 931,822 shares of common stock for $82.4 million under this program during the year ended December 31, 2008. This program expired in August 2010.

Dividends

The total amount of dividends paid during the years ended December 31, 2010, 2009 and 2008 was $70.0 million, $71.5 million and $65.6 million, respectively.

Future Liquidity—Sources and Uses of Funds

Contractual Cash Obligations

The following table quantifies, as of December 31, 2010, our contractual obligations that will require the use of cash in the future.

Contractual Obligations(a)	Total	2011	2012	2013	2014	2015	Thereafter	All Other
	(Amounts in millions)
Long-Term Debt(1)	$1,071.0	$35.4	$305.8	$415.1	$9.0	$305.2	$0.5	$—
Operating Leases(2)	$128.2	$30.3	$24.1	$17.1	$12.7	$12.1	$31.9	$—
Obligations to Outsourcers(3)	$432.7	$113.0	$96.5	$80.9	$73.0	$46.1	$23.2	$—
Pension and Other Postretirement Benefits Payments/Contributions(4)	$772.7	$45.0	$34.0	$32.5	$33.0	$30.4	$597.8	$—
Spin-off Obligation(5)	$23.0	$23.0	$—	$—	$—	$—	$—	$—
Unrecognized Tax Benefits(6)	$147.2	$—	$—	$—	$—	$—	$—	$147.2

(a)	Because their future cash flows are uncertain, other noncurrent liabilities are excluded from the table.

(1)	Primarily represents: i) our senior notes with a face value of $400 million that mature in April 2013, bearing interest at a fixed annual rate of 6.00%, payable semi-annually; ii) our senior notes with a face value of $300 million that mature in November 2015, net of a fair value adjustment and discount of $1.4 million and $1.0 million, respectively, bearing interest at a fixed annual rate of 2.875%, payable semi-annually; and iii) borrowings outstanding under our bank credit facility at short-term interest rates. Amounts include the interest portion on future obligations. The interest rate on our senior notes is presented using the stated interest rate. Interest expense on our bank credit facility is estimated using the rate in effect as of December 31, 2010.

(2)	Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

(3)	Computer Sciences Corporation

In July 2002, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”) under a ten-year agreement, which we had the right to terminate for a fee at any time and under certain other conditions. Under the terms of the agreement, CSC’s responsibilities included data center operations, technology help desk and network management functions in the U.S. and UK as well as certain application development and maintenance functions. This agreement was amended in March 2008, which, among other things, increased certain services level agreements that CSC was required to provide under the Technology Services Agreement and added additional security services to be performed by CSC. In August 2009, we entered into a wind down agreement with CSC and Acxiom Corporation (“Acxiom”) which terminated all of the data center operations functions provided by CSC, effective September 2009. In September 2009, we entered into a new agreement with CSC for limited print and fulfillment services that remained with CSC.

In June 2010, we terminated the print and fulfillment services provided by CSC. In November 2010, we notified CSC of our decision to terminate by March 2011 an agreement in which CSC provided support and services for internal applications. With the termination of this agreement, the only service that will be provided by CSC is limited production support services. We incurred costs of approximately $9 million, $51 million and $78 million under this contract for the years ended December 31, 2010, 2009 and 2008, respectively.

ICT Group, Inc./Sykes Enterprises, Inc.

In December 2003, we signed a three-year agreement with ICT Group, Inc. (“ICT”), effective January 2004, to outsource certain marketing call center activities, which agreement contains two renewal options for up to a one-year period. The agreement was amended effective September 2007 to be extended through 2011. In February 2010, ICT was acquired by Sykes Enterprises, Inc. (“Sykes”) in which the terms of our agreement remained unchanged. Under the terms of the agreement, Sykes is responsible for performing certain marketing and credit-calling activities previously performed by our own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year. We incurred costs of approximately $8 million under this contract for each of the years ended December 31, 2010, 2009 and 2008, respectively.

International Business Machines

In October 2004, we signed a seven-year outsourcing agreement with International Business Machines (“IBM”). Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery and customer service to IBM. By August 2010, our data acquisition and delivery and customer services performed by IBM for our European countries were terminated. We incurred costs of approximately $19 million, $26 million and $30 million under this contract for the years ended December 31, 2010, 2009 and 2008, respectively.

Acxiom Corporation

In July 2006, we signed a four-year product and technology outsourcing agreement with Acxiom in order to significantly increase the speed, data processing capacity and matching capabilities we provide our global sales and marketing customers. In November 2008, we extended the term of the outsourcing agreement through 2011. In November 2008, we entered into an agreement that will expand our service capabilities, enhance customer experience and accelerate the migration of the remaining existing D&B fulfillment processes to Acxiom.

In May 2009, and as part of our ongoing Financial Flexibility initiatives, we entered into another agreement with Acxiom to provide certain infrastructure management services that were formerly provided by CSC. These services include data center operations, technology help desk and network management functions. The agreement originally had an initial term ending in October 2014 and included the right to extend the agreement under the same terms for up to a maximum period of three years after the expiration of the original term. In 2010, we entered into two amendments with Acxiom extending the initial term of the agreement by a total of eight months until June 2015. We retain the right to extend the agreement for up to three years after the expiration of this amended term. Payments to Acxiom over the amended initial contract term based on contract volumes will aggregate to approximately $320 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work. Payments made for the provision of such services in 2010 did not differ materially from payments that were expected to be made under our prior arrangement with CSC. However, we anticipate savings to be generated over the life of the contract.

In December 2009, we signed a three-year data maintenance and support agreement with Acxiom. Payments over the contract term will aggregate approximately $5 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.

Additionally, in 2010, we engaged Acxiom to provide services related to our Strategic Technology Investment totaling approximately $6 million in the year.

We incurred costs of approximately $93 million, $43 million, and $8 million under all of these agreements for the years ended December 31, 2010, 2009 and 2008, respectively. Total payments to Acxiom over the remaining terms of the above contracts will aggregate to approximately $239 million.

Convergys Customer Management Group

In December 2010, we entered into a six-year business process outsourcing agreement effective January 1, 2011, with Convergys Customer Management Group (“CCMG”) in order to enhance our customer contact center solution.

CCMG will be transitioning contact center services previously outsourced principally to IBM as well as certain other smaller providers. The transition of services to CCMG is based on a phased migration of business volume to CCMG commencing in the second quarter of 2011 and will be substantially completed during 2011. Services will be primarily provided from CCMG locations in Omaha, Nebraska, the Philippines and India, on the basis of our requirements.

The primary scope of the agreement includes the following services for our North America business: (i) Inbound Customer Service, which principally involves the receipt of, response to, and resolution of inquiries received from customers; (ii) Outbound Customer Service, which principally involves the collection, compilation and verification of information contained in our databases; and (iii) Data Update Service, which principally involves the bulk or discrete updates to the critical data elements about companies in our databases.

The agreement also specifies service level commitments required of Convergys for achievement of our customer satisfaction targets and a methodology for calculating credits to us if Convergys fails to meet certain service levels. In addition, Convergys’s performance under the agreement will be measured in part by our overall satisfaction of the program as measured by a customer satisfaction survey of our key internal business partners.

Aggregate expenditures during the six year term of the agreement are expected to be approximately $135 million. After the first three years of service by Convergys, we have the right to terminate for convenience any or all of the services provided under the agreement upon one hundred eighty days prior written notice, and without incurring a termination fee.

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

(5)

In 2000, Moody’s Corporation (“Moody’s”) and D&B entered into a Tax Allocation Agreement (“TAA”) as part of a spin-off transaction under which Moody’s and D&B became independent of one another. See Note 13 in Item 8. of this Annual Report on Form 10-K for more information about the spin-off. Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the IRS issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2009, and made estimated tax deposits for 2010, consistent with the IRS’ rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2006 to 2010 of approximately $23.0 million in the aggregate for such years. In 2005 and 2006, we paid Moody’s approximately $30.1 million, which represented the incremental increase in tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS’ rulings. We did not make any further payments to Moody’s since the first quarter of 2006 with respect to this issue. In a letter dated September 10, 2010, Moody’s asserted that D&B owed Moody’s an additional amount of approximately $2.8 million, plus interest, as a result of the parties’ use of the filing method consistent with the IRS’ rulings for 2003-2005. In November 2010, Moody’s and D&B agreed to settle the dispute for a further payment to Moody’s of $2.5 million, which we paid in February 2011. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $23.0 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.

(6)	We have a total amount of unrecognized tax benefits of $150.7 million for the year ending December 31, 2010. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $147.2 million. As we cannot make reliable estimates regarding the timing of the cash flows by period, we have included unrecognized tax benefits within the “All Other” column in the table above.

Capital Structure

Every year we examine our capital structure and review our plans. During 2011, in connection with our focus on our Total Shareholder Return, we anticipate continued share repurchases and cash dividends.

We believe that cash provided by operating activities, supplemented as needed with readily available financing arrangements, is sufficient to meet our short-term needs, including the cash cost of restructuring charges, transition costs, our Strategic Technology Investment, contractual obligations and contingencies, excluding the legal matters identified herein for which exposures cannot be estimated. See Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

As we execute our long-term strategy, which contemplates strategic acquisitions, we may require or consider additional financing. We regularly evaluate market conditions, our liquidity profile and various financing alternatives for opportunities to enhance our capital structure. While we feel confident that such financing arrangements are available to us, there can be no guarantee that we will be able to access new sources of liquidity when required.

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

Share Repurchases and Dividends

In February 2009, our Board of Directors approved a $200 million share repurchase program which commenced in December 2009. During the year ended December 31, 2010, we repurchased 1,108,148 shares of common stock for $81.0 million under this share repurchase program with $96.3 million remaining under this program. We anticipate that this program will be completed by December 2011.

In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP. During the year ended December 31, 2010, we repurchased 26,621 shares of common stock for $2.0 million under this repurchase program with 4,973,379 shares of common stock remaining under this program. This program commenced in October 2010 and expires in October 2014.

On February 2, 2011, we declared a dividend of $0.36 per share for the first quarter of 2011. This cash dividend will be payable on March 16, 2011 to shareholders of record at the close of business on February 28, 2011.

Strategic Technology Investment Program

In February 2010, we announced a Strategic Technology Investment program aimed at strengthening our leading position in commercial data and improving our current technology platform to meet the emerging needs of customers. We expect the Strategic Technology Investment to be completed during the second half of 2012 and the total cost to be closer to the higher end of our previously disclosed range of approximately $110 million to $130 million, with approximately $55 million to $65 million of spend occurring in 2011.

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

Legacy Tax Refund

We expect to receive approximately $9.6 million in the first quarter of 2011 relating to a Legacy Tax Refund for the 2001 and 2002 tax years. See Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

Pension Plan and Postretirement Benefit Plan Contribution Requirements

For financial statement reporting purposes, the funded status of our pension plans, as determined in accordance with GAAP, had a deficit of $133.2 million, $252.2 million and $45.8 million for the U.S. Qualified Plan, the U.S. Non-Qualified Plans and the non-U.S. plans, respectively, at December 31, 2010, as compared to a deficit of $121.5 million, $257.0 million and $72.3 million at December 31, 2009. The deterioration in the funded status of the U.S. Qualified Plan was primarily due to a higher projected benefit obligation at December 31, 2010 which was driven by a lower discount rate and negative plan amendment. The improvement in the funded status of the U.S. Non-Qualified Plans was primarily due to higher lump sum benefit payments in 2010. The improvement in the funded status of the non-U.S. plans was primarily due to lower projected benefit obligation at December 31, 2010, as result of positive impact from statutory inflation assumption change as well as better than assumed experience. See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

During fiscal 2010, we were not required to make contributions to the U.S. Qualified Plan, the largest of our six plans, under funding regulations associated with the Pension Protection Act of 2006 (“PPA 2006”) as the plan was considered “fully funded” for the 2009 plan year. We do not expect to make any contributions to the U.S. Qualified Plan in fiscal 2011 for the 2010 plan year. Final funding requirements for fiscal 2011 were determined based on our January 2011 funding actuarial valuation.

We expect to continue to make cash contributions to our other pension plans during 2011. The expected 2011 contribution is approximately $39 million, compared to $40.6 million in 2010. In addition, we expect to make benefit payments related to our postretirement benefit plan of approximately $6 million during 2011, compared to $7.0 million in 2010. See the Contractual Cash Obligations table above for projected contributions and benefit payments beyond 2010.

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

During the second quarter of 2010, we recorded an impairment charge of $6.8 million of intangible assets related to database, technology, tradename and customer relationships related to the Quality Education Data (“QED”) acquisition as a result of an examination of such assets initiated in connection with a recent settlement with the Federal Trade Commission. We determined the new cost basis of these intangible assets based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in Operating Costs in our North American segment.

During the third quarter of 2010, we recorded a $13.6 million impairment charge related to software and intangible assets of our Purisma product, resulting from our decision to restructure this business. After analyzing various options, we decided to focus on providing maintenance and customer support to our existing customer base. We determined the new cost basis of these assets is zero based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in Operating Costs in our North American segment.

During the year ended December 31, 2009, we recorded an impairment charge of $3.0 million related to certain intangible assets related to the Visible Path acquisition. We determined that the new cost basis of certain intangible assets related to the Visible Path acquisition is zero based on Level III inputs. The impairment charge is included in Operating Costs in our North American segment.

See Note 7 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail on our impaired long-lived assets.

As of December 31, 2010, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds. See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

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

The following important factors could cause actual results to differ materially from those projected in such forward-looking statements:

•

We rely significantly on third parties to support critical components of our business model in a continuous and high quality manner, including third-party data providers, strategic third-party members in our D&B Worldwide Network, and third parties with whom we have significant outsourcing arrangements;

•

Our ability to implement and derive the benefit of our Strategic Technology Investment program announced in February 2010 and to maintain sufficient investment in our technology infrastructure thereafter;

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

•

Our results are subject to the effects of foreign economies, exchange rate fluctuations, legislative or regulatory requirements, such as the adoption of new or changes in accounting policies and practices, including pronouncements by the Financial Accounting Standards Board or other standard setting bodies, and the implementation or modification of fees or taxes that we must pay to acquire, use, and/or redistribute data. Future laws or regulations with respect to the collection, compilation, use and/ or publication of information and adverse publicity or litigation concerning the commercial use of such information, or changes in the rules governing the operation of the Internet could have a material adverse effect on our business and financial results;

•

Our ability to introduce new solutions or services having more breadth and depth of data which allow customers more flexible use of D&B data through web services and third-party solutions, in a seamless way and without disruption to existing solutions such as DNBi;

•

Our ability to acquire and successfully integrate other complementary businesses, products and technologies into our existing business, without significant disruption to our existing business or to our financial results;

•

The continued adherence by third-party members of our D&B Worldwide Network or other third parties who license and sell under the D&B name to our quality standards, our brand and communication standards and to the terms and conditions of our commercial services arrangements;

•	Our future success requires that we attract and retain qualified personnel, including members of our sales force and technology teams, in regions throughout the world;

•

The profitability of our International segment depends on our ability to identify and execute on various initiatives, such as the continued implementation of subscription plan pricing, such as DNBi, and successfully managing our D&B Worldwide Network, and our ability to identify and contend with various challenges present in foreign markets, such as local competition and the availability of public records at no cost, or the adoption of new laws or regulations governing the collection, compilation, use and/ or publication of information, particularly in emerging markets;

•

Our ability to successfully implement our growth strategy requires that we successfully reduce our expense base through our Financial Flexibility initiatives, and reallocate certain of the expense-base reductions into initiatives that produce desired revenue growth;

•	We are involved in various legal proceedings, the outcomes of which are unknown and uncertain with respect to the impact on our cash flow and profitability;

•	Our ability to repurchase shares is subject to market conditions, including trading volume in our stock, and our ability to repurchase shares in accordance with applicable securities laws; and

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of The Dun & Bradstreet Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” on page 70. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 1, 2011

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in millions, except per share data)
Revenue	$1,676.6	$1,687.0	$1,726.3

Operating Expenses	557.7	500.3	480.7
Selling and Administrative Expenses	626.9	641.0	686.0
Depreciation and Amortization	68.1	58.1	58.5
Restructuring Charge	14.8	23.1	31.4

Operating Costs	1,267.5	1,222.5	1,256.6

Operating Income	409.1	464.5	469.7

Interest Income	2.1	3.0	11.5
Interest Expense	(46.0)	(45.7)	(47.4)
Other Income (Expense)—Net	22.7	10.7	5.1

Non-Operating Income (Expense)—Net	(21.2)	(32.0)	(30.8)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	387.9	432.5	438.9
Provision for Income Taxes	137.9	112.1	128.0
Equity in Net Income of Affiliates	0.9	1.6	1.0

Income from Continuing Operations	250.9	322.0	311.9

Income from Discontinued Operations, Net of Income Taxes	0.0	0.0	0.7
Gain on Disposal of Italian Real Estate Business, Net of Tax Impact	0.0	0.0	0.4

Income from Discontinued Operations, Net of Income Taxes	0.0	0.0	1.1

Net Income	250.9	322.0	313.0
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	1.2	(2.6)	(2.4)

Net Income Attributable to D&B	$252.1	$319.4	$310.6

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$5.03	$6.06	$5.65
Income from Discontinued Operations Attributable to D&B Common Shareholders	0.00	0.00	0.02

Net Income Attributable to D&B Common Shareholders	$5.03	$6.06	$5.67

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$4.98	$5.99	$5.56
Income from Discontinued Operations Attributable to D&B Common Shareholders	0.00	0.00	0.02

Net Income Attributable to D&B Common Shareholders	$4.98	$5.99	$5.58

Weighted Average Number of Shares Outstanding—Basic	49.9	52.3	54.4
Weighted Average Number of Shares Outstanding—Diluted	50.4	52.9	55.3
Amounts Attributable to D&B Common Shareholders
Income from Continuing Operations, Net of Income Taxes	$252.1	$319.4	$309.5
Income from Discontinued Operations, Net of Income Taxes	0.0	0.0	1.1

Net Income Attributable to D&B	$252.1	$319.4	$310.6

Cash Dividend Paid Per Common Share	$1.40	$1.36	$1.20
Comprehensive Income (Loss) Attributable to D&B	$250.9	$352.4	$(57.2)

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$78.5	$222.9
Accounts Receivable, Net of Allowance of $17.5 at December 31, 2010 and $15.5 at December 31, 2009	504.3	464.1
Other Receivables	8.3	8.0
Prepaid Taxes	1.5	3.1
Deferred Income Tax	31.8	31.4
Other Prepaids	20.6	24.0
Other Current Assets	23.3	6.1

Total Current Assets	668.3	759.6

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $81.5 at December 31, 2010 and $80.6 at December 31, 2009	53.1	53.6
Computer Software, Net of Accumulated Amortization of $372.0 at December 31, 2010 and $347.7 at December 31, 2009	127.9	119.2
Goodwill	599.7	440.8
Deferred Income Tax	167.7	181.9
Other Receivables	66.3	43.8
Other Intangibles (Note 15)	139.8	91.2
Other Non-Current Assets	82.7	59.3

Total Non-Current Assets	1,237.2	989.8

Total Assets	$1,905.5	$1,749.4

LIABILITIES
Current Liabilities
Accounts Payable	$34.8	$36.4
Accrued Payroll	127.7	104.9
Accrued Income Tax	19.9	3.0
Short-Term Debt	1.5	1.7
Other Accrued and Current Liabilities (Note 15)	165.7	173.4
Deferred Revenue	578.1	539.7

Total Current Liabilities	927.7	859.1

Pension and Postretirement Benefits	436.9	490.5
Long-Term Debt	972.0	961.8
Liabilities for Unrecognized Tax Benefits	131.5	115.5
Other Non-Current Liabilities	83.0	56.5

Total Liabilities	2,551.1	2,483.4

Contingencies (Note 13)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized—0.5 shares; outstanding—none	0.0	0.0
Preferred Stock, $0.01 par value per share, authorized—9.5 shares; outstanding—none	0.0	0.0
Series Common Stock, $0.01 par value per share, authorized—10.0 shares; outstanding—none	0.0	0.0
Common Stock, $0.01 par value per share, authorized—200.0 shares; issued—81.9 shares	0.8	0.8
Capital Surplus	227.3	209.5
Retained Earnings	2,012.7	1,830.7
Treasury Stock, at cost, 32.3 shares at December 31, 2010 and 30.7 shares at December 31, 2009	(2,214.1)	(2,097.7)
Accumulated Other Comprehensive Income (Loss)	(681.1)	(689.0)

Total D&B Shareholders’ Equity (Deficit)	(654.4)	(745.7)

Noncontrolling Interest	8.8	11.7

Total Equity (Deficit)	(645.6)	(734.0)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,905.5	$1,749.4

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$250.9	$322.0	$313.0
Less:
Gain from Sale of Discontinued Operations	0.0	0.0	0.4
Net Income from Discontinued Operations	0.0	0.0	0.7

Net Income from Continuing Operations	$250.9	$322.0	$311.9
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	68.1	58.1	58.5
Amortization of Unrecognized Pension Loss	12.2	17.3	7.7
Gain from Sales of Businesses	(23.9)	(6.5)	(1.3)
Impairment of Intangible Assets	20.4	3.0	0.0
Income Tax Benefit from Stock-Based Awards	9.2	14.2	22.7
Excess Tax Benefit on Stock-Based Awards	(3.2)	(7.7)	(14.4)
Equity-Based Compensation	18.3	22.3	27.6
Restructuring Charge	14.8	23.1	31.4
Restructuring Payments	(19.9)	(30.5)	(14.5)
Deferred Income Taxes, Net	25.7	40.7	28.4
Accrued Income Taxes, Net	24.7	(28.8)	13.3
Changes in Current Assets and Liabilities:
Increase in Accounts Receivable	(31.3)	(2.2)	(36.4)
(Increase) Decrease in Other Current Assets	(10.8)	(0.1)	1.1
Increase in Deferred Revenue	46.6	6.6	24.6
(Decrease) Increase in Accounts Payable	(7.9)	(31.5)	35.2
Increase (Decrease) in Accrued Liabilities	13.9	3.8	(31.9)
(Decrease) Increase in Other Accrued and Current Liabilities	(5.4)	(1.4)	5.6
Changes in Non-Current Assets and Liabilities:
Increase in Other Long-Term Assets	(27.7)	(0.1)	(33.7)
Net (Decrease) Increase in Long-Term Liabilities	(58.6)	(35.4)	1.9
Net, Other Non-Cash Adjustments	3.3	2.6	(3.8)

Net Cash Provided by Operating Activities from Continuing Operations	319.4	369.5	433.9
Net Cash Provided by Operating Activities from Discontinued Operations	0.0	0.0	2.6

Net Cash Provided by Operating Activities	319.4	369.5	436.5

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	9.2	11.7	8.8
Payments for Acquisitions of Businesses, Net of Cash Acquired	(205.0)	(74.6)	(69.2)
Investment in Debt Security	0.0	(5.0)	(10.0)
Cash Settlements of Foreign Currency Contracts	3.0	11.3	(25.6)
Capital Expenditures	(9.5)	(9.2)	(11.8)
Additions to Computer Software and Other Intangibles	(56.4)	(56.1)	(47.7)
Net, Other	5.1	1.2	1.0

Net Cash (Used in) Investing Activities from Continuing Operations	(253.6)	(120.7)	(154.5)
Net Cash (Used in) Investing Activities from Discontinued Operations	0.0	0.0	(11.7)

Net Cash Used in Investing Activities	(253.6)	(120.7)	(166.2)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(134.8)	(225.6)	(381.9)
Net Proceeds from Stock-Based Awards	8.1	21.2	23.8
Payment of Debt	(300.7)	0.0	0.0
Proceeds from Issuance of Long-Term Debt	298.9	0.0	400.0
Payment of Bond Issuance Costs	(1.9)	0.0	(3.0)
Payments of Dividends	(70.0)	(71.5)	(65.6)
Proceeds from Borrowings on Credit Facilities	321.7	311.6	779.6
Payments of Borrowings on Credit Facilities	(309.0)	(255.6)	(1,001.5)
Termination of Interest Rate Derivatives	0.0	0.0	(8.5)
Excess Tax Benefit on Stock-Based Awards	3.2	7.7	14.4
Capital Lease and Other Long-Term Financing Obligation Payment	(5.9)	0.0	0.0
Net, Other	(2.5)	(0.9)	0.2

Net Cash Used in Financing Activities	(192.9)	(213.1)	(242.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(17.3)	23.0	(53.3)

(Decrease) Increase in Cash and Cash Equivalents	(144.4)	58.7	(25.5)
Cash and Cash Equivalents, Beginning of Period	222.9	164.2	189.7

Cash and Cash Equivalents, End of Period	$78.5	$222.9	$164.2

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Income Taxes, Net of Refunds	$78.3	$86.0	$63.6
Interest	$48.0	$43.7	$41.0

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Years Ended December 31, 2010, 2009 and 2008
					Accumulated Other Comprehensive Income (Loss)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Comprehensive Income (Loss)
	(Dollar amounts in millions, except per share data)
Balance, January 1, 2008	0.8	196.4	1,320.7	(1,603.8)	(133.0)	(223.1)	1.9	(440.1)	3.6	(436.5)

Net Income			310.6					310.6	2.4	313.0	$313.0
Equity-Based Plans		3.2		61.3				64.5		64.5
Treasury Shares Acquired				(381.9)				(381.9)		(381.9)
Pension Adjustments, net of tax of $186.9						(291.1)		(291.1)		(291.1)	(291.1)
Dividend Declared			(48.5)					(48.5)		(48.5)
Adjustments to Legacy Tax Matters		6.5						6.5		6.5
Change in Cumulative Translation Adjustment					(71.3)			(71.3)	0.5	(70.8)	(70.8)
Acquisitions/Joint Ventures								0.0	(0.4)	(0.4)
Derivative Financial Instrument, net of tax of $3.4							(5.4)	(5.4)		(5.4)	(5.4)

Total Comprehensive Income (Loss)											$(54.3)

Balance, December 31, 2008	0.8	206.1	1,582.8	(1,924.4)	(204.3)	(514.2)	(3.5)	(856.7)	6.1	(850.6)

Comprehensive Income (Loss) Attributable to the Noncontrolling Interest											(2.9)

Comprehensive Income (Loss) Attributable to D&B											$(57.2)

Net Income			319.4					319.4	2.6	322.0	$322.0
Purchase of shares								0.0	3.2	3.2
Payment to noncontrolling interest								0.0	(0.5)	(0.5)
Equity-Based Plans		(3.1)		52.3				49.2		49.2
Treasury Shares Acquired				(225.6)				(225.6)		(225.6)
Pension Adjustments, net of tax of $2.3						(10.4)		(10.4)		(10.4)	(10.4)
Dividend Declared			(71.5)					(71.5)		(71.5)
Adjustments to Legacy Tax Matters		6.5						6.5		6.5
Change in Cumulative Translation Adjustment					42.9			42.9	0.3	43.2	43.2
Derivative Financial Instruments, no tax impact							0.5	0.5		0.5	0.5

Total Comprehensive Income (Loss)											$355.3

Balance, December 31, 2009	0.8	209.5	1,830.7	(2,097.7)	(161.4)	(524.6)	(3.0)	(745.7)	11.7	(734.0)

Comprehensive Income (Loss) Attributable to the Noncontrolling Interest											(2.9)

Comprehensive Income (Loss) Attributable to D&B											$352.4

Net Income			252.1					252.1	(1.2)	250.9	$250.9
Purchase of shares		(0.3)						(0.3)	(0.2)	(0.5)
Payment to noncontrolling interest								0.0	(1.9)	(1.9)
Equity-Based Plans		11.6		18.4				30.0		30.0
Treasury Shares Acquired				(134.8)				(134.8)		(134.8)
Pension Adjustments, net of tax of $16.5						8.6		8.6		8.6	(0.5)
Dividend Declared			(70.1)					(70.1)		(70.1)
Adjustments to Legacy Tax Matters		6.5						6.5		6.5
Change in Cumulative Translation Adjustment					(0.7)			(0.7)	0.4	(0.3)	(0.3)

Total Comprehensive Income (Loss)											$250.1

Balance, December 31, 2010	$0.8	$227.3	$2,012.7	$(2,214.1)	$(162.1)	$(516.0)	$(3.0)	$(654.4)	$8.8	$(645.6)

Comprehensive Income (Loss) Attributable to the Noncontrolling Interest											0.8

Comprehensive Income (Loss) Attributable to D&B											$250.9

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Tabular dollar amounts in millions, except per share data)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence ® for 170 years. Our global commercial database contains more than 188 million business records. The database is enhanced by our proprietary DUNSRight ® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

We provide solution sets that meet a diverse set of customer needs globally. Customers use our D&B Risk Management Solutions™ to mitigate credit and supplier risk, increase cash flow and drive increased profitability; our D&B Sales & Marketing Solutions™ to increase revenue from new and existing customers; and our D&B Internet Solutions® to convert prospects into clients faster by enabling business professionals to research companies, executives and industries.

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

Employee Benefit Plans. We provide various defined benefit plans to our employees as well as healthcare benefits to our retired employees. We use actuarial assumptions to calculate pension and benefit costs as well as pension assets and liabilities included in our consolidated financial statements. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail.

Income Taxes and Tax Contingencies. In determining taxable income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

We currently have recorded valuation allowances that we will maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future may be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance could result in additional income tax expense in such period and could have a significant impact on our future earnings. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on our financial condition, results of operations or cash flows.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

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

Property, Plant and Equipment. Property, plant and equipment are stated at cost, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated using the straight-line method. Buildings are depreciated over a period of 40 years. Equipment is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Property, plant and equipment depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $12.4 million, $10.7 million and $10.3 million, respectively.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

We periodically reassess the estimated useful lives of our computer software considering our overall technology strategy, the effects of obsolescence, technology, competition and other economic factors on the useful life of these assets. Effective April 1, 2009, we increased the lives of our back-end and back-office software from three to five years to five to eight years. Customer-facing software will continue to have lives of three to five years. The impact of this change for the year ended December 31, 2009 was a reduction in software amortization expense by approximately $7 million after-tax ($0.14 per diluted share), respectively.

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

The computer software amortization expense for the years ended December 31, 2010, 2009 and 2008 was $40.1 million, $35.0 million and $38.9 million, respectively. As of December 31, 2010 and 2009, we acquired $4.6 million and $7.0 million, respectively, of computer software, which was included in accounts payable and accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2010 and 2009, and was therefore excluded from the consolidated statement of cash flows for the years ended December 31, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangibles with an indefinite life are not subject to regular periodic amortization. Instead, the carrying amount of the goodwill and indefinite-lived intangibles is tested for impairment at least annually, and between annual tests if events or circumstances warrant such a test. An impairment loss would be recognized if the carrying amount exceeded the fair value.

We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. Our reporting units are North America, United Kingdom, Benelux, Latin America, Partnerships, Japan, Greater China, Australia and India. We perform a two-step goodwill impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the market approach. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired and no further test is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is the difference between the fair value of the reporting unit and the fair value of its identifiable net assets. If the carrying value of goodwill exceeds the implied value of goodwill, an impairment loss is recorded as operating expense equal to the difference.

For indefinite-lived intangibles, other than goodwill, an impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

No impairment charges related to goodwill and indefinite-lived intangible assets have been recognized for the fiscal years ended December 31, 2010, 2009 and 2008.

Other intangibles, which primarily include customer lists and relationships, trademarks, and technology related assets resulting from acquisitions, are being amortized over one to eighteen years based on their estimated useful life using the straight-line method. Other intangibles amortization expense for the years ended December 31, 2010, 2009 and 2008 was $15.5 million, $12.4 million and $9.3 million, respectively. Other intangibles are tested for recoverability along with other long-lived assets, excluding goodwill and indefinite lived intangibles, whenever events or circumstances indicate the carrying value may not be recoverable. See Impairment of Long-Lived Assets below.

Future amortization of acquired intangible assets as of December 31, 2010 is as follows:

Total	2011	2012	2013	2014	2015	Thereafter
$139.8	$21.0	$19.2	$18.4	$16.7	$13.8	$50.7

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

During the second quarter of 2010, we recorded an impairment charge of $6.8 million of intangible assets related to database, technology, tradename and customer relationships related to the Quality Education Data (“QED”) acquisition as a result of an examination of such assets initiated in connection with a recent settlement with the Federal Trade Commission (“FTC”) (See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K). We determined that the new cost basis of these intangible assets based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in Operating Costs in our North American segment.

During the third quarter of 2010, we recorded a $13.6 million impairment charge related to software and intangible assets of our Purisma product, resulting from our decision to restructure this business. After analyzing various options, we decided to focus on providing maintenance and customer support to our existing customer base. We determined the new cost basis of these assets is zero based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in Operating Costs in our North American segment.

During the year ended December 31, 2009, we recorded an impairment charge of $3.0 million related to certain intangible assets related to the Visible Path acquisition. We determined that the new cost basis of certain intangible assets related to the Visible Path acquisition is zero based on Level III inputs. The impairment charge is included in Operating Costs in our North American segment.

No impairment charges related to long-lived assets were recorded for the fiscal year ended December 31, 2008.

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

Earnings Per Share (“EPS”) of Common Stock. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted EPS is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. The difference between basic and diluted EPS is solely attributable to stock options and restricted stock programs. We use the treasury stock method to calculate the impact of outstanding stock options and restricted stock.

In accordance with the authoritative guidance in ASC 260-10, “Earnings Per Share,” we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We adopted the authoritative guidance regarding share-based payments effective January 1, 2009. The impact of the adoption resulted in a four-cent and two-cent decrease to our basic and diluted EPS for the year ended December 31, 2008.

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

For stock option awards, the fair value is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires that we make assumptions about the stock price volatility, dividend yield, expected term of the stock option and risk-free interest rates. Our expected stock price volatility assumption is derived from the historical volatility of our common stock. The expected dividend yield assumption is determined by dividing the anticipated annual dividend payment by the stock price on the date of grant. Beginning in 2009, we began determining our expected term assumption using a midpoint scenario which combines our historical exercise data with hypothetical exercise data for our unexercised stock options. Prior to 2009, our expected term assumption was determined using the “Simplified Method,” as prescribed by the Securities and Exchange Commission (“SEC”), for estimating the expected life of the options. Our risk-free interest rate assumption corresponds to the expected term assumption of the stock option and is based on the U.S. Treasury yield curve in effect at the time of grant.

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

From time-to-time, we use interest rate swap agreements to hedge long-term fixed-rate debt. In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the “2015 notes”). In November and December 2010, we executed interest rate fair value hedges in the form of interest rate swap agreements in order to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. When executed, we designate the swaps as fair-value hedges and assess whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. We formally document all relationships between hedging instruments and hedged items, and we have documented policies for management of our exposures. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of interest expense. The effectiveness of hedge accounting is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively. See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K.

Also, from time-to-time, we use interest rate swap agreements to hedge our variable-rate debt. In January 2009 and December 31, 2008, we executed interest rate cash flow hedges in the form of interest rate swap agreements in order to mitigate our exposure to variability in cash flows for future payments on a designated portion of our borrowings. We defer gains and losses on this derivative instrument in the accumulated other comprehensive income (loss) line of our consolidated balance sheet until the hedged transaction impacts our earnings. The effectiveness of hedge accounting is monitored on an ongoing basis, and any resulting ineffectiveness will be recorded as gains and losses in earnings in the respective measurement period. See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail.

Transaction gains and losses are recognized in earnings in “Other Income (Expense)—Net.” We recorded transaction gains of $0.9 million, transactions losses of $0.4 million and transaction gains of $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Fair Value Measurements. We account for certain assets and liabilities at fair value. We define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The estimated fair values of financial assets and liabilities and certain non-financial assets and liabilities, which are presented herein, have been determined by our management using available market information and appropriate valuation methodologies. However, judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts we could realize in a current market sale. See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K.

Note 2. Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force),” which amends authoritative guidance on business combinations regarding how public entities disclose supplemental pro forma information for business combinations that occur during the year. Entities that present comparative financial statements for business combinations must disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The authoritative guidance also expanded the disclosures for entities to provide the nature and amount of material, nonrecurring pro forma adjustments directly related to the business combination that is included in the reported pro forma revenue and earnings. The authoritative guidance is effective for business combinations completed in the periods beginning after December 15, 2010 and is applied prospectively as of the date of adoption. We adopted the authoritative guidance on January 1, 2011.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force),” which requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The authoritative guidance does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test. The authoritative guidance is effective for impairment tests performed for fiscal years beginning after December 15, 2010. We adopted the authoritative guidance on January 1, 2011.

In February 2010, the FASB issued ASU No. 2010-9, “Amendments to Certain Recognition and Disclosure Requirements,” which amends authoritative guidance on certain implementation issues related to the requirement for entities to perform and disclose subsequent events procedures. The authoritative guidance requires SEC filers to evaluate subsequent events through the date the financial statements are available to be issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The authoritative

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

guidance was effective immediately for financial statements that are issued or available to be issued. We adopted the authoritative guidance as of January 1, 2010, and it did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures—Improving Disclosures and Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Level I and Level II and for separate disclosures about purchases, sales, issuances and settlements relating to Level III measurements. In addition, this amendment further clarifies the existing fair value disclosure requirements. The authoritative guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the newly added disclosure for Level III activity, became effective for fiscal years beginning after December 15, 2010. We adopted the authoritative guidance in the fourth quarter of 2009 for disclosures related to Level I and Level II. The adoption of this section of the authoritative guidance did not have a material impact on our consolidated financial statements. We adopted the new disclosures on Level III in the fourth quarter of 2010, and it did not have a material impact on our consolidated financial statements.

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

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements,” which amends guidance in ASC 985-605, “Software,” which focuses on determining which arrangements are included or excluded from the scope of existing software revenue guidance under ASC 985. This guidance removes non-software components of tangible products and certain software components of tangible products from the scope of the existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The authoritative guidance may be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or retrospectively for all arrangements in the period presented. We adopted the new authoritative guidance prospectively as of January 1, 2011. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements in the period of adoption and is also not expected to have a material impact on our revenue in periods after the initial adoption.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition—Multiple-Deliverable Revenue Arrangements,” which amends guidance in ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” The guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. It also provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The authoritative guidance requires new and expanded disclosures and is applied

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or retrospectively for all periods presented. We adopted the new authoritative guidance prospectively as of January 1, 2011. The adoption of this authoritative guidance will not have a material impact on our consolidated financial statements and is not expected to have a material impact on our revenue in periods after the initial adoption when applied to multiple element agreements based on the currently anticipated business volume and pricing.

Note 3. Restructuring Charges

Financial Flexibility is an ongoing process by which we seek to reallocate our spending from low-growth or low-value activities to other activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. With most initiatives, we have incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income). These charges are incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility initiatives.

Restructuring charges have been recorded in accordance with ASC 712-10 and/or ASC 420-10, as appropriate.

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

During the year ended December 31, 2010, we recorded a $14.8 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $11.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 325 employees were impacted. Of these 325 employees, approximately 315 employees have exited the Company and approximately 10 employees will exit the Company in 2011. The cash payments for these employees will be substantially completed by the second quarter of 2011; and

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.1 million.

During the year ended December 31, 2009, we recorded a $23.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $12.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 535 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $10.4 million.

During the year ended December 31, 2008, we recorded a $31.4 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $27.5 million in accordance with the provisions of ASC 712-10 were recorded. In total, approximately 500 employees were impacted; and

•	Severance and termination costs of $3.0 million in accordance with the provisions of ASC 420-10 were recorded. In total, approximately 40 employees were impacted.

The following table sets forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives.

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of January 1, 2008	$6.2	$0.2	$6.4
Charge Taken during the Year Ended December 31, 2008	30.5	0.9	31.4
Payments during the Year Ended December 31, 2008	(15.0)	(0.9)	(15.9)

Balance Remaining as of December 31, 2008	21.7	0.2	21.9

Charge Taken during the Year Ended December 31, 2009	12.7	10.4	23.1
Payments during the Year Ended December 31, 2009	(20.6)	(9.9)	(30.5)

Balance Remaining as of December 31, 2009	13.8	0.7	14.5

Charge Taken during the Year Ended December 31, 2010	11.7	3.1	14.8
Payments during the Year Ended December 31, 2010	(16.6)	(3.3)	(19.9)

Balance Remaining as of December 31, 2010	$8.9	$0.5	$9.4

For initiatives taken during the years ended December 31, 2009 and 2008, all actions were substantially completed as of December 31, 2010.

Note 4. Acquisitions

Dun & Bradstreet Australia Holdings Limited

On August 31, 2010, we acquired a 100% equity interest in Dun and Bradstreet Australia Holdings Limited (“D&B Australia”) for a net cash outlay of $204.5 million, subject to a working capital adjustment, primarily with international cash on hand. Related to this acquisition, we entered into a hedge to protect the translation of

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

the Australian Dollar-denominated purchase price into U.S. Dollars and realized a net derivative gain of $3.4 million in “Other Income (Expense)—Net” in our consolidated statement of operations. D&B Australia was a member of the D&B Worldwide Network ® and is the leading credit and information service provider in Australia and New Zealand.

The acquisition of D&B Australia represents a strong fit with our international strategy and allows us to participate directly in a geographic region that has increasing importance for our global customers. D&B Australia is a leader in commercial risk and receivables management and owns and operates an emerging high growth consumer credit service. Through these businesses, D&B Australia is able to efficiently collect high quality data on most businesses within Australia and New Zealand. The results of D&B Australia have been included in our consolidated financial statements since the date of acquisition.

The acquisition was valued at $209.5 million, including a working capital adjustment of $1.6 million. Transaction costs of $3.2 million were included in operating expenses in the consolidated statement of operations. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of acquisition. The table below reflects the purchase price related to the acquisition and the resulting preliminary purchase price allocations:

	Amortization Life (years)	Acquisition
Current Assets		$21.8
Intangible Assets:
Goodwill		151.2
Customer Relationships	10 - 14	27.2
Database	6	15.4
Technology	7.5	10.5
Reacquired Rights	12	11.5
Trade Name	Indefinite	0.8
Other		13.5

Total Assets Acquired		251.9

Current Liabilities		(21.9)
Noncurrent Liabilities		(20.5)

Total Liabilities Assumed		(42.4)

Total Purchase Price		$209.5

The goodwill was assigned to our Australia reporting unit, which is a part of our International segment. The primary item that generated the goodwill is the value of revenue growth from D&B Australia’s future customers and future technology development. The intangible assets, with useful lives from 6 to 14 years, are being amortized over a weighted-average useful life of 9.5 years. The intangibles have recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2010 is not material, and, as such, pro forma financial results have not been presented.

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

RoadWay International Limited

During the third quarter of 2009, we acquired a 90% equity interest in RoadWay International Limited (“RoadWay”), with cash on hand. RoadWay is the leading provider of integrated services of direct marketing in China. As part of the transaction, D&B Huaxia, our existing joint venture company with Huaxia in China, transferred its Sales & Marketing Solutions business to RoadWay. As a result, RoadWay has become our specialized Sales & Marketing Solutions arm in China, catering to customer needs in business and consumer database marketing. The results of RoadWay have been included in our consolidated financial statements since the date of acquisition.

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

The goodwill was assigned to our Greater China reporting unit which is a part of our International segment. The primary item that generated the goodwill is the value of revenue growth and synergies between the acquired entity and our Sales & Marketing Solutions, catering to customers needs in business and consumer database marketing. The intangible assets, with useful lives from 1 to 7.5 years, are being amortized over a weighted-average useful life of 6.2 years and have been recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2009 is not material, and, as such, pro forma financial results have not been presented.

Quality Education Data

During the first quarter of 2009, we acquired substantially all of the assets and assumed certain liabilities related to QED for $29.0 million with cash on hand. QED was a provider of educational data and services located in Denver, Colorado. QED has been a natural fit with our Sales & Marketing Solutions as both provide education marketers with high quality data and services. The results of QED have been included in our consolidated financial statements since the date of acquisition.

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

During the second quarter of 2010, we wrote-off $6.8 million of intangible assets related to database, technology, tradename and customer relationships as well as we revised the useful lives of customer relationships from twelve years to eight years as a result of an examination of such assets initiated in connection with a recent settlement with the FTC. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for a description on the FTC matter.

Treatment of Goodwill

The acquisition of QED was an asset acquisition and, as a result, the associated goodwill is deductible for tax purposes. The acquisition of D&B Australia was a stock acquisition and, as a result, the associated goodwill is not deductible for tax purposes. The goodwill associated with RoadWay is not deductible for tax purposes.

In the aggregate, the impact the acquisitions would have had on our results is not material, and, as such, pro forma financial results have not been presented.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 5. Income Taxes

Income before provision for income taxes consisted of:

	For the Years Ended December 31,
	2010	2009	2008
U.S.	$316.2	$332.4	$345.8
Non-U.S.	71.7	100.1	93.1

Income Before Provision for Income Taxes, Minority Interests and Equity in Net Income of Affiliates	$387.9	$432.5	$438.9

The provision for income taxes consisted of:

	For the Years Ended December 31,
	2010	2009	2008
Current Tax Provision:
U.S. Federal	$84.8	$75.2	$87.5
State and Local	19.6	11.8	18.6
Non-U.S.	11.0	10.1	1.6

Total Current Tax Provision	115.4	97.1	107.7

Deferred Tax Provision:
U.S. Federal	9.1	10.8	15.8
State and Local	2.0	1.5	1.7
Non-U.S.	11.4	2.7	2.8

Total Deferred Tax Provision	22.5	15.0	20.3

Provision for Income Taxes	$137.9	$112.1	$128.0

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes.

	For the Years Ended December 31,
	2010	2009	2008
Statutory Tax Rate	35.0%	35.0%	35.0%
State and Local Taxes, net of U.S. Federal Tax Benefit	3.6	2.0	2.9
Non-U.S. Taxes	(0.3)	(3.4)	(1.2)
Valuation Allowance	(0.1)	(1.2)	(1.2)
Interest	0.7	0.6	0.7
Tax Credits and Deductions	(1.4)	(0.9)	(1.0)
Settlement of Foreign Audits	—	—	(3.1)
Tax Contingencies Related to Uncertain Tax Positions	(1.1)	3.2	(3.0)
Worldwide Legal Entity Simplification	—	(9.2)	—
Impact of Legacy Tax Matters	(4.0)	—	—
Reduction of a Deferred Tax Asset Resulting from the Healthcare Act of 2010	3.3	—	—
Other	(0.2)	(0.2)	0.1

Effective Tax Rate	35.5%	25.9%	29.2%

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Income taxes paid were $86.2 million, $92.7 million and $101.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Income taxes refunded were $7.9 million, $6.7 million, $38.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2010	2009
Deferred Tax Assets:
Operating Losses	$48.5	$58.3
Restructuring Costs	3.8	6.0
Bad Debts	5.6	6.2
Accrued Expenses	28.1	19.3
Investments	12.5	12.9
Other	—	1.1
Pension and Postretirement Benefits	178.9	196.6

Total Deferred Tax Assets	277.4	300.4
Valuation Allowance	(38.8)	(41.2)

Net Deferred Tax Assets	238.6	259.2

Deferred Tax Liabilities:
Intangibles	(66.6)	(61.7)
Fixed Assets	(7.3)	(6.1)
Other	(2.1)	—

Total Deferred Tax Liabilities	(76.0)	(67.8)

Net Deferred Tax Assets	$162.6	$191.4

We have not provided for U.S. deferred income taxes or foreign withholding taxes on $536.4 million of undistributed earnings of our non-U.S. subsidiaries as of December 31, 2010, since we intend to reinvest these earnings indefinitely. Additionally, we have not determined the tax liability if such earnings were remitted to the U.S., as the determination of such liability is not practicable. See Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for our significant accounting policy related to income taxes.

We have federal, state and local, and foreign tax loss carry forwards, the tax effect of which was $48.5 million as of December 31, 2010. Approximately $32.7 million of these tax benefits have an indefinite carry forward period. The remainder of $15.8 million expires at various times between 2011 and 2030.

We have established a valuation allowance against U.S. and non-U.S. net operating losses in the amount of $27.0 million, $28.6 million and $25.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, that, in the opinion of our management, are more likely than not to expire before we can utilize them.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

For the year ended December 31, 2010, we increased our unrecognized tax benefits by $13.8 million (net of decreases). The increase primarily relates to global tax planning initiatives and unrecognized tax benefits recorded as part of our acquisition of D&B Australia. The total amount of gross unrecognized tax benefits as of December 31, 2010, 2009 and 2008 were $150.7 million, $136.9 million and $108.6 million, respectively. The following is a reconciliation of the gross unrecognized tax benefits.

Gross Unrecognized Tax Benefits as of January 1, 2008	$131.8
Additions for Prior Years’ Tax Positions	2.7
Additions for Current Years’ Tax Positions	16.6
Reduction in Prior Year Tax Positions	(26.5)
Reduction Due to Expired Statute of Limitations	(16.0)

Gross Unrecognized Tax Benefits as of December 31, 2008	108.6
Additions for Prior Years’ Tax Positions	2.8
Additions for Current Years’ Tax Positions	28.7
Reduction in Prior Years’ Tax Positions	(1.0)
Reduction Due to Expired Statute of Limitations	(2.2)

Gross Unrecognized Tax Benefits as of December 31, 2009	136.9
Additions for Prior Years’ Tax Positions	—
Additions for Current Years’ Tax Positions	19.8
Reduction in Prior Years’ Tax Positions	(5.5)
Reduction Due to Expired Statute of Limitations	(0.5)

Gross Unrecognized Tax Benefits as of December 31, 2010	$150.7

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $119.7 million, net of tax benefits. We believe it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months, by approximately $36.4 million, as a result of not pursuing certain refund claims and the expiration of applicable statutes of limitation.

We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2004. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2007. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2006. The IRS is currently examining our 2004, 2005 and 2006 tax years. As of December 31, 2010 the IRS has proposed certain adjustments to our Research Tax Credits and Domestic Production Deduction. While we expect to agree with the proposed Research Tax Credit adjustments, we plan to disagree with the proposed Domestic Production Deduction adjustments and have this matter reviewed by IRS Appeals. We expect this dispute will be resolved with 12-18 months. We do not expect these adjustments to have a material impact on our results of operations or cash flows.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense, net of tax benefits, recognized for the years ended December 31, 2010, 2009 and 2008 was $3.2 million, $2.9 million and $3.0 million, respectively. The total amount of accrued interest as of December 31, 2010 was $11.5 million, net of tax benefits, as compared to $10.1 million, net of tax benefits, as of December 31, 2009.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 6. Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	December 31,
	2010	2009
Debt Maturing Within One Year:
Other	$1.5	$1.7

Total Debt Maturing Within One Year	$1.5	$1.7

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $1.0 million and $0.2 million discount as of December 31, 2010 and 2009, respectively)	$699.0	$699.8
Fair Value Adjustment Related to Hedged Debt	(1.4)	—
Credit Facility	272.0	259.4
Other	2.4	2.6

Total Debt Maturing After One Year	$972.0	$961.8

Fixed-Rate Notes

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015, bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50% which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million to “Other Income (Expense)—Net” in the consolidated statement of operations. The 2015 notes of $299.0 million, net of a $1.0 million remaining discount, are recorded as “Long-Term Debt” in our consolidated balance sheet at December 31, 2010.

The 2015 notes were issued at a discount of $1.1 million and, in connection with the issuance, we incurred underwriting and other fees of approximately $2.5 million. These costs are being amortized over the life of the 2015 notes. The 2015 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. The 2015 notes do not contain any financial covenants.

In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges is to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions are accounted for as fair value hedges. We will recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense)—Net” in the consolidated statement of operations. Approximately $1.5 million of derivative losses offset by a $1.4 million gain on the fair value adjustment related to the hedged debt were recorded through December 31, 2010.

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below our A-credit rating we held on the date of issuance. After a rate adjustment, if our debt rating is subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below 6.00%. As of December 31, 2010, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. The 2013 notes are recorded as “Long-Term Debt” in our consolidated balance sheet at December 31, 2010.

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

In March 2006, we issued senior notes with a face value of $300 million that matured on March 15, 2011 (the “2011 notes”). In February 2006 and September 2005, we entered into interest rate derivative transactions with aggregate notional amounts of $100 million and $200 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the 2011 notes. These transactions were accounted for as cash flow hedges, and as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in AOCI. In connection with the issuance of the 2011 notes, these interest rate derivative transactions were terminated, resulting in a gain and a receipt of $5.0 million at the date of termination. As a result of the redemption of the 2011 notes, the unamortized balance related to these interest rate derivative transactions was written-off in “Other Income (Expense)—Net” in our consolidated statement of operations for the year ended December 31, 2010.

Credit Facilities

At December 31, 2010 and December 31, 2009, we had a $650 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $650 million credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. We were in compliance with these covenants at December 31, 2010 and at December 31, 2009.

At December 31, 2010 and December 31, 2009, we had $272.0 million and $259.4 million, respectively, of borrowings outstanding under the $650 million credit facility with weighted average interest rates of 0.68% and 0.47%, respectively. We borrowed under these facilities from time-to-time during the year ended December 31, 2010 to fund our working capital needs and share repurchases. The $650 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We did not borrow under our commercial paper program during 2010 and 2009.

In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these swaps as cash flow hedges against variability in cash flows related to our $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. Approximately $1.4 million of net derivative losses associated with these swaps was included in AOCI at December 31, 2010.

Other

At December 31, 2010 and December 31, 2009, certain of our international operations had non-committed lines of credit of $3.1 million and $9.6 million, respectively. There were $1.9 million of borrowings outstanding

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

under these lines of credit at December 31, 2010 and no borrowings outstanding under these lines of credit at December 31, 2009. These arrangements have no material commitment fees and no compensating balance requirements.

At December 31, 2010 and December 31, 2009, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties and guarantees with our banks totaling $12.3 million and $9.6 million, respectively.

Interest paid for all outstanding debt totaled $48.0 million, $43.7 million, and $41.0 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Note 7. Financial Instruments

We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use foreign exchange forward contracts to hedge short-term foreign currency denominated loans, investments and certain third-party and intercompany transactions. We may use foreign exchange option contracts to hedge investments and reduce our International earnings exposure to adverse changes in foreign exchange rates. In addition, we may use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding debt or in anticipation of future debt issuance, as discussed under “Interest Rate Risk Management” below.

We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2010 and 2009, in our opinion, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at December 31, 2010 and 2009, because we sell to a large number of customers in different geographical locations.

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, we assess quarterly whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

“Other Income (Expense)—Net” in our consolidated statement of operations. The effectiveness of hedge accounting is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively.

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015. In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges is to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions are accounted for as fair value hedges. We will recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense)—Net” in our consolidated statement of operations. Approximately $1.5 million of derivative losses offset by a $1.4 million gain on the fair value adjustment related to the hedged debt were recorded through December 31, 2010.

Cash Flow Hedges

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

In January 2009 and December 2008, we entered into interest rate swap agreements with an aggregate notional amount of $25 million and $75 million, respectively, and designated these swaps as cash flow hedges against variability in cash flows related to our bank revolving credit facility. These transactions are accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. At December 31, 2010, the balance of net derivative losses associated with these swaps included in AOCI was $1.4 million.

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

In March 2006, we issued senior notes with a face value of $300 million that matured on March 15, 2011 (the “2011 notes”). In February 2006 and September 2005, we entered into interest rate derivative transactions with aggregate notional amounts of $100 million and $200 million, respectively. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in the anticipation of the 2011 notes. These transactions were accounted for as cash flow hedges, and as such, changes in fair value of the hedges that took place through the date of debt issuance were recorded in AOCI. In connection with the issuance of the 2011 notes, these interest rate derivative transactions were terminated, resulting in a gain and a receipt of $5.0 million at the date of termination. As a result of the redemption of the 2011 notes, the unamortized balance related to these interest rate derivative transactions was written-off in “Other Income (Expense)—Net” in our consolidated statement of operations for the year ended December 31, 2010.

At December 31, 2006, we had a $300 million bank revolving credit facility available at prevailing short-term interest rates, which we terminated on April 19, 2007, and then entered into a new $500 million, five-year

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

bank revolving credit facility, which expires in April 2012. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. Borrowings under the $650 million credit facility are available at prevailing short-term interest rates. At December 31, 2010 and December 31, 2009, we had $272.0 million and $259.4 million of debt outstanding under the facility, respectively.

A 100 basis point increase/decrease in the weighted average interest rate on our outstanding debt subject to rate variability at December 31, 2010 would result in an incremental increase/decrease in annual interest expense of approximately $3 million.

Foreign Exchange Risk Management

Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our International operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our International earnings and investments. We use short-term, foreign exchange forward and option contracts to implement our hedging strategies. Typically, these contracts have maturities of twelve months or less. These contracts are denominated primarily in the British pound sterling, the Euro and Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions hedge are recorded in “Other Income (Expense)—Net” in our consolidated statement of operations and are essentially offset by the gains and losses on the underlying foreign currency transactions.

As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term forward foreign exchange contracts. In addition, we may use foreign exchange option contracts to hedge certain foreign earnings and foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding forward exchange and option contracts are marked-to-market at the end of each quarter and are reflected within our consolidated financial statements.

At December 31, 2010, there were $0.1 million in option contracts outstanding. At December 31, 2009, we did not have any option contracts outstanding. At December 31, 2010 and 2009, we had notional amounts of $361.1 million and $271.0 million, respectively, of foreign exchange forward contracts outstanding that offset foreign currency denominated loans. Realized gains and losses associated with these contracts were $29.3 million and $26.2 million, respectively, at December 31, 2010; $24.9 million and $13.6 million, respectively, at December 31, 2009; and $16.2 million and $41.8 million, respectively, at December 31, 2008. Unrealized gains and losses associated with these contracts were $0.4 million and $0.9 million, respectively, at December 31, 2010; $0.6 million and $0.2 million, respectively, at December 31, 2009; and $0.4 million and $2.8 million, respectively, at December 31, 2008.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$—	Other Current Assets	$—	Other Accrued & Current Liabilities	$2.9	Other Accrued & Current Liabilities	$0.8

Total derivatives designated as hedging instruments		$—		$—		$2.9		$0.8

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.4	Other Current Assets	$0.6	Other Accrued & Current Liabilities	$0.9	Other Accrued & Current Liabilities	$0.2
Foreign exchange option contracts	Other Current Assets	0.1	Other Current Assets	—	Other Accrued & Current Liabilities	—	Other Accrued & Current Liabilities	—

Total derivatives not designated as hedging instruments		$0.5		$0.6		$0.9		$0.2

Total Derivatives		$0.5		$0.6		$3.8		$1.0

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2010	2009		2010	2009		2010	2009
Interest rate contracts	$(0.6)	$(0.1)	Non-Operating Income (Expenses)—Net	$(1.5)	$(1.4)	Non-Operating Income (Expenses)—Net	$—	$—

	Gain or (Loss) Recognized in Income on Derivative
Derivatives in Fair Value Hedging Relationships	Location	For the Year Ended December 31, 2010	Hedged Item	Location	For the Year Ended December 31, 2010
Interest rate contracts	Non-Operating Income (Expenses)—Net	$(1.5)	Fixed-rate debt	Non-Operating Income (Expenses)—Net	$1.4

Our forward exchange contracts and foreign exchange options are not designated as hedging instruments under authoritative guidance.

The Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income On Derivative
		For the Year Ended December 31,
		2010	2009
Forward exchange contracts	Non-Operating Income (Expenses) - Net	$1.7	$13.9

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

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2010
Assets:
Cash Equivalents(1)	$32.3	$—	$—	$32.3
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$0.4	$—	$0.4
Foreign Exchange Option Contracts(2)	$—	$0.1	$—	$0.1

Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$0.9	$—	$0.9
Swap Arrangement(3)	$—	$2.9	$—	$2.9

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less at the time of maturity.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)	Primarily represents our interest rate swap agreements including $1.4 million related to cash flow hedges and $1.5 million related to fair value hedges.

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

Items Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. During the year ended December 31, 2009, we recorded an impairment charge of $3.0 million related to certain intangible assets related to the Visible Path acquisition. We determined that the new cost basis of certain intangible assets related to the Visible Path acquisition is zero based on Level III inputs. The impairment charge is included in Operating Costs in our North American segment.

During the second quarter of 2010, we recorded an impairment charge of $6.8 million of intangible assets related to database, technology, tradename and customer relationships related to the QED acquisition as a result of an examination of such assets initiated in connection with a recent settlement with the FTC (See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion). We determined that the new cost basis of these intangible assets based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in Operating Costs in our North American segment.

During the third quarter of 2010, we recorded a $13.6 million impairment charge related to software and intangible assets of our Purisma product, resulting from our decision to restructure this business. After analyzing various options, we decided to focus on providing maintenance and customer support to our existing customer base. We determined the new cost basis of these assets is zero based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in Operating Costs in our North American segment.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

At December 31, 2010 and 2009, our financial instruments included cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term borrowings and foreign exchange forward and option contracts.

At December 31, 2010 and 2009, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on third-party quotes from financial institutions, are as follows:

	December 31,
	2010		2009
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term Debt	$699.0	$730.3	$699.8	$747.7
Credit Facilities	$272.0	$267.8	$259.4	$254.8

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

In August 2010, the Rights Agreement expired in accordance with its terms.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 9. Earnings Per Share

In accordance with the authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We adopted the authoritative guidance regarding share-based payments effective January 1, 2009. The impact of the adoption resulted in a four-cent and two-cent decrease to our basic and diluted EPS for the year ended December 31, 2008. The weighted average restricted shares outstanding was 196,175 shares, 361,900 shares and 394,591 shares for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

	For the Years Ended December 31,
	2010	2009	2008
Income from Continuing Operations Attributable to D&B Common Shareholders	$252.1	$319.4	$309.5
Less: Allocation to Participating Securities	(1.0)	(2.2)	(2.2)

Income from Continuing Operations Attributable to D&B Common Shareholders—Basic and Diluted	251.1	317.2	307.3
Income from Discontinued Operations—Net of Income Taxes	—	—	1.1

Net Income Attributable to D&B Common Shareholders—Basic and Diluted	$251.1	$317.2	$308.4

Weighted Average Number of Shares Outstanding—Basic	49.9	52.3	54.4
Dilutive Effect of Our Stock Incentive Plans	0.5	0.6	0.9

Weighted Average Number of Shares Outstanding—Diluted	50.4	52.9	55.3

Basic Earnings Per Share of Common Stock:
Income From Continuing Operations Attributable to D&B Common Shareholders	$5.03	$6.06	$5.65
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	0.02

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$5.03	$6.06	$5.67

Diluted Earnings Per Share of Common Stock:
Income From Continuing Operations Attributable to D&B Common Shareholders	$4.98	$5.99	$5.56
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	0.02

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$4.98	$5.99	$5.58

Stock-based awards to acquire 1,394,325 shares, 1,115,850 shares and 721,322 shares of common stock were outstanding at December 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire 10 years from the grant date.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table sets forth our share repurchases:

	For the Years Ended December 31,
	2010			2009			2008
Program	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
	(Dollar amounts in millions except share data)
Share Repurchase Programs	1,108,148	(a)	$81.0	1,940,662	(a)(b)	$150.0	3,484,373	(b)(c)	$299.5
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	683,959	(d)(e)	53.8	971,538	(e)	75.6	931,822	(e)	82.4

Total Repurchases	1,792,107		$134.8	2,912,200		$225.6	4,416,195		$381.9

(a)	In February 2009, our Board of Directors approved a $200 million share repurchase program which commenced in December 2009. During the year ended December 31, 2010, we repurchased 1,108,148 shares of common stock for $81.0 million under this program. During the year ended December 31, 2009, we repurchased 278,417 shares of common stock for $22.7 million under this share repurchase program. We anticipate that this program will be completed by December 2011.

(b)	In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program which commenced in February 2008. During the year ended December 31, 2009, we repurchased 1,662,245 shares of common stock for $127.3 million under this share repurchase program. During the year ended December 31, 2008, we repurchased 3,174,402 shares of common stock for $272.7 million under this share repurchase program. This program was completed in December 2009.

(c)	In May 2007, our Board of Directors approved a $200 million, one-year share repurchase program which commenced in July 2007. During the year ended December 31, 2008, we repurchased 309,971 shares of common stock for $26.8 million under this share repurchase program. This program was completed in February 2008.

(d)	In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. During the year ended December 31, 2010, we repurchased 26,621 shares of common stock for $2.0 million under this repurchase program. This program commenced in October 2010 and expires in October 2014.

(e)	In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. During the year ended December 31, 2010, we repurchased 657,338 shares of common stock for $51.8 million under this repurchase program. This program expired in August 2010 with 4,842,543 of the authorized 5,000,000 shares being repurchased over the life of the program.

Note 10. Pension and Postretirement Benefits

Through June 30, 2007, we offered to substantially all of our U.S. based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (“U.S. Qualified Plan”). The U.S. Qualified Plan covered active and retired employees including retired individuals from spin-off companies (see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further discussion of spin-off companies). The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranged from 3% to 12.5% based on age and service. Amounts allocated under the U.S. Qualified Plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. During 2010, in conjunction with a determination letter review, we updated certain portions of the U.S. Qualified Plan cash balance pay credit scale, along with the minimum interest crediting rate, retroactive to January 1, 1997. This update ensured that the U.S. Qualified Plan complies with the accrual rules in the Internal Revenue Code. We received a favorable determination letter for the U.S. Qualified Plan in October 2010 in conjunction with these changes.

We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 72% and 15% of our pension obligation, respectively, at December 31, 2010. Effective June 30, 2007, we amended the U.S. Qualified Plan and one of the U.S. Non-Qualified Plans, known as the U.S. Pension Benefit Equalization Plan (the “PBEP”). Any pension benefit that had been accrued through such date under the two plans was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan and the PBEP. All non-vested participants under the U.S. Non-Qualified Plan and PBEP who were actively employed as of June 30, 2007, were immediately vested on July 1, 2007. Our employees in certain of our international operations are also provided with retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

We also provide various health care benefits for retirees. U.S. based employees, hired before January 1, 2004, who retire with 10 years of vesting service after age 45, are eligible to receive benefits. Postretirement benefit costs and obligations are determined actuarially. During the first quarter of 2010, we eliminated company-paid life insurance benefits for retirees and modified our sharing of the Retiree Drug Subsidy with retirees that we are projected to receive. Effective July 1, 2010, we elected to convert the current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (“EGWP”). Under this change, beginning in 2013, we will use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions.

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

	Pension Plans		Postretirement Benefits
	2010	2009	2010	2009
Change in Benefit Obligation:
Benefit Obligation at January 1	$(1,665.0)	$(1,511.8)	$(55.3)	$(79.2)
Service Cost	(6.3)	(7.0)	(0.5)	(0.6)
Interest Cost	(91.3)	(90.7)	(2.0)	(4.3)
Benefits Paid	108.4	93.4	21.3	21.5
Direct Subsidies Received	—	—	(2.7)	(2.7)
Plan Amendment	(4.5)	4.6	21.0	20.2
Impact of Curtailment Gain	0.2	0.7	—	—
Impact of Divestiture	—	—	0.1	—
Plan Participant Contributions	(0.4)	(0.4)	(11.6)	(10.4)
Actuarial (Loss) Gain	10.2	(34.2)	1.4	4.7
Assumption Change	(71.1)	(96.4)	(0.9)	(4.5)
Effect of Changes in Foreign Currency Exchange Rates	10.5	(23.2)	—	—

Benefit Obligation at December 31	$(1,709.3)	$(1,665.0)	$(29.2)	$(55.3)

Change in Plan Assets:
Fair Value of Plan Assets at January 1	$1,214.2	$1,074.6	$—	$—
Actual Return on Plan Assets	138.5	191.5	—	—
Employer Contributions	40.6	24.4	7.0	8.4
Direct Subsidies Received	—	—	2.7	2.7
Plan Participant Contributions	0.4	0.4	11.6	10.4
Benefits Paid	(108.3)	(93.3)	(21.3)	(21.5)
Settlement	(0.2)	—	—	—
Effect of Changes in Foreign Currency Exchange Rates	(7.1)	16.6	—	—

Fair Value of Plan Assets at December 31	$1,278.1	$1,214.2	$—	$—

	At December 31,
	2010	2009	2010	2009
Reconciliation of Funded Status to Total Amount Recognized:
Funded Status of Plan	$(431.2)	$(450.8)	$(29.2)	$(55.3)

Amounts Recognized in the Consolidated Balance Sheets:
Prepaid Pension Costs	$—	$—	$—	$—
Pension and Postretirement Benefits	(403.5)	(432.7)	(22.2)	(48.0)
Accrued Payroll	(27.7)	(18.1)	(6.2)	(7.3)

Net Amount Recognized	$(431.2)	$(450.8)	$(28.4)	$(55.3)

Accumulated Benefit Obligation	$1,692.0	$1,638.3	N/A	N/A

Amount Recognized in Accumulated Other Comprehensive Income Consists of:
Actuarial Loss (Gain)	$902.7	$887.7	$(24.6)	$(26.2)
Prior Service Cost (Credit)	6.6	2.3	(30.6)	(17.8)

Total Amount Recognized—Pretax	$909.3	$890.0	$(55.2)	$(44.0)

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Grantor Trusts are used to fund the U.S. Non-Qualified Plans. At December 31, 2010 and 2009, the balances in these trusts were $35.6 million and $13.6 million, respectively, and are included as components of “Other Non-Current Assets” in the consolidated balance sheets.

As of December 31, 2010 and 2009, our pension plans had an aggregate of $902.7 million and $887.7 million, respectively, of actuarial losses that have not yet been included in net periodic benefit cost. These losses represent the cumulative effect of demographic and investment experience, as well as assumption changes that have been made in measuring the plans’ liabilities. The deferred asset gain or loss is not yet reflected in the market-related value of plan assets and is excluded in determining the loss amortization. At December 31, 2010 and 2009, our pension plans had $138.7 million and $233.7 million of deferred asset losses, respectively, which were excluded from determining the loss amortization. The remaining loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from 10 to 25 years for the U.S. plans and 6 to 33 years for the non-U.S. plans. For certain of our non-U.S. plans, almost all of the plan participants are inactive. In addition, during 2009 we changed the amortization period for our U.S. Qualified Plan from average future service years of active participants to average life expectancy of all plan participants according to our accounting policy. The change was a result of almost all plan participants being deemed inactive. The postretirement benefit plan had $24.6 million and $26.2 million of actuarial gains as of December 31, 2010 and 2009, respectively. The actuarial gains will be amortized into expense in the same manner as described above. The amortization period is approximately 10 years.

Underfunded or Unfunded Accumulated Benefit Obligations

At December 31, 2010 and 2009, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation are as follows:

	2010	2009
Accumulated Benefit Obligation	$1,667.1	$1,638.3
Fair Value of Plan Assets	1,258.8	1,214.2

Unfunded Accumulated Benefit Obligation	$408.3	$424.1

Projected Benefit Obligation	$1,683.2	$1,665.0

The underfunded or unfunded accumulated benefit obligations at December 31, 2010 consisted of $376.8 million and $31.5 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively. The underfunded or unfunded accumulated benefit obligations at December 31, 2009 consisted of $360.9 million and $63.2 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Net Periodic Pension Costs

The following table sets forth the components of the net periodic cost associated with our pension plans and our postretirement benefit obligations:

	Pension Plans			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Components of Net Periodic Cost:
Service Cost	$6.3	$7.0	$5.8	$0.4	$0.6	$0.6
Interest Cost	91.3	90.7	95.1	2.0	4.3	4.6
Expected Return on Plan Assets	(113.4)	(115.2)	(121.7)	—	—	—
Amortization of Prior Service Cost (Credit)	0.1	1.0	0.9	(7.3)	(3.7)	(7.5)
Recognized Actuarial (Gain) Loss	21.5	22.5	16.2	(2.1)	(2.5)	(1.9)

Net Periodic (Income) Cost	$5.8	$6.0	$(3.7)	$(7.0)	$(1.3)	$(4.2)

The following table sets forth other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:

	Pension Plans		Postretirement Benefits
	At December 31,
	2010	2009	2010	2009

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Amortization of Actuarial (Loss) Gain, Before Taxes of $13.2 in 2010 and $3.6 in 2009	$(21.5)	$(22.5)	$2.1	$2.5
Amortization of Prior Service (Cost) Credit, Before Taxes of $4.9 in 2010 and $0.5 in 2009	$(0.1)	$(1.0)	$7.3	$3.7
Actuarial (Loss) Gain Arising During the Year, Before Taxes of $24.4 in 2010 and $9.9 in 2009	$(36.5)	$(55.0)	$0.5	$0.3
Prior Service (Cost) Credit Arising During the Year, Before Taxes of $10.7 in 2010 and $4.5 in 2009	$(4.4)	$4.6	$20.1	$20.2

The following table sets forth estimated 2011 amortization from Accumulated Other Comprehensive Income:

	Pension Plans	Postretirement Benefits
Estimated 2011 amortization from Accumulated Other Comprehensive Income
Actuarial Loss (Gain)	$27.2	$(2.1)
Prior Service Cost	0.3	(9.9)

Total	$27.5	$(12.0)

In addition, we incurred a special termination benefit charge of $1.1 million for the year ended December 31, 2008, related to our Canadian plan. These charges are associated with our Financial Flexibility initiatives.

We apply our long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension expense. The market-related value of assets recognizes short-term fluctuations in the fair value of assets over a period of five

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are amortized. At December 31, 2010 and 2009, the market-related value of assets of our pension plans was $1,416.8 million and $1,447.9 million, respectively, compared with the fair value of the plan assets of $1,278.1 million and $1,214.2 million, respectively.

The following table sets forth the assumptions we used to determine our pension plan and postretirement benefit plan obligations for December 31, 2010 and 2009:

	Pension Plans		Postretirement Benefits
	2010	2009	2010	2009
Weighted Average Discount Rate	5.18%	5.71%	3.47%	5.28%
Weighted Average Rate of Compensation Increase	6.21%	5.24%	N/A	N/A
Cash Balance Account Interest Crediting Rate(1)	4.45%	4.50%	N/A	N/A
Cash Balance Account Conversion Rate(1)	1.98%/5.23%/6.52%	2.35%/5.65%/6.45%	N/A	N/A

(1)	Only applicable to the U.S. Plans.

The following table sets forth the assumptions we used to determine net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008:

	Pension Plans			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Weighted Average Discount Rate	5.70%	6.14%	5.93%	4.86%	6.23%	6.11%
Weighted Average Expected Long-Term Return on Plan Assets	8.12%	8.14%	7.49%	N/A	N/A	N/A
Weighted Average Rate of Compensation Increase	6.26%	6.09%	5.27%	N/A	N/A	N/A
Cash Balance Account Interest Crediting Rate(1)	4.50%	3.00%	4.75%	N/A	N/A	N/A
Cash Balance Account Conversion Rate(1)	2.35%/5.65%/6.45%	6.72%/7.11%/6.36%	4.96%	N/A	N/A	N/A

(1)	Only applicable to the U.S. Plans.

The expected long-term rate of return assumption was 8.25% for each of the years ended December 31, 2010, 2009 and 2008 for the U.S. Qualified Plan, our principal pension plan. For the year ended December 31, 2011, we will continue to apply an 8.25% expected long-term rate of return assumption to the U.S. Qualified Plan. This assumption is based on the plan’s 2011 target asset allocation of 65% equity securities, 29% debt securities and 6% real estate. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

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

Common Stocks and Preferred Stocks

Common stocks and preferred stocks are classified as Level I assets as they are traded in active markets, such as the NYSE, NASDAQ, European exchanges, etc., with quoted market prices, i.e. observable inputs.

Commingled Equity Funds

Commingled equity funds are classified as Level II assets. The Net Asset Value (“NAV”) of commingled equity funds is determined by prices of the underlying securities, less the funds’ liabilities, and then divided by the number of shares outstanding. The commingled equity funds are classified as Level II assets as they may be redeemed at NAV daily.

Commingled Fixed Income Funds

Commingled fixed income funds are classified as Level II assets. These investments are valued using the NAV provided by the administrator of the fund. The NAV of commingled fixed income funds is determined by prices of the underlying securities, less the funds’ liabilities, and then divided by the number of shares outstanding. The commingled fixed income funds are classified as Level II assets as they may be redeemed at NAV daily.

Corporate and Other Bonds

These assets are classified as Level II assets. These investments trade in markets that are not considered to be active and whose values are based on quoted market prices or dealer quotations. Corporate Bonds are typically traded over-the-counter, not via exchanges, i.e. prices are negotiated individually. Hence, identical assets can be quoted with different prices depending on the parties involved. Observable inputs would be the prices obtained from third party pricing sources retained by the custodian. Such prices are determined by Treasury yields and corporate spreads.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

U.S. and Foreign Governments Bonds and U.S. Agency Mortgage Backed Securities

U.S. Treasury Securities are a Level I asset due to availability of quoted prices in the active market on a daily basis. U.S. Treasury prices can be obtained via direct market quotes provided by market makers and U.S. Treasuries have much more pricing transparency, i.e. very little bid-ask spread vs. the other instruments having a larger bid-ask spread.

Government and government agency obligations are generally valued based on bid quotations for identical or similar obligations. Foreign Government Bonds, Agency debts or Mortgage Backed Securities are traded over-the-counter, not via exchanges. Observable inputs would be the prices obtained from third party pricing sources retained by the custodian. These investments are classified as Level II assets.

Real Estate Investment Trusts

The real estate investment trust component of Plan assets is made up of publicly traded U.S. equities in the real estate industry. Since quoted prices are available in active markets and the Plan has the ability to access at the measurement date, these investments are classified as Level I assets.

Real Estate Funds

Real estate funds investing in real private properties are classified as Level III assets because liquidity is limited and there are few observable market participant transactions. Real estate funds are valued at NAV quarterly. The underlying investments are valued using third parties. The investment valuations are obtained through appraisals using the income approach based on unobservable cash flows to be received from expected rents. Investment holders can request redemption on a quarterly basis. The ability of the investment holder to redeem funds quarterly is subject to the availability of cash arising from net investment income, allocations and the sale of investments in the normal course of business. To the extent that redemption requests exceed the availability of cash, the real estate fund has uniform procedures to provide for cash payments, which may be deferred for such period as the real estate fund considers necessary in order to obtain the funds to be withdrawn.

Short Term Investment Funds (STIF)

These investments are collective trusts whose assets typically include cash, bank notes, corporate notes, government bills and various short-term debt instruments. They are valued at the NAV. The short term funds are classified as Level II assets as they may be redeemed at NAV daily.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2010:

Asset Classes	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
U.S. Large Cap	$231.4	$—	$—	$231.4
U.S. Small Cap	90.3	—	—	90.3
International	111.0	—	—	111.0

Total Common and Preferred Stocks	432.7	—	—	432.7
Commingled Equity Funds:
Commingled Equity Funds	—	387.1	—	387.1
Commingled Fixed Income Funds	—	271.5	—	271.5

Total Commingled Equity Funds	—	658.6	—	658.6
Bonds:
Corporate Bonds	—	61.4	—	61.4
Other Bonds	—	7.4	—	7.4

Total Bonds	—	68.8	—	68.8
Government Bonds and Mortgage Backed Securities:
U.S. Government Bonds and Notes	21.8	—	—	21.8
Foreign Government Bonds	—	0.6	—	0.6
U.S. Agency Mortgage Backed Securities	—	41.5	—	41.5

Total Government Bonds and Mortgage Backed Securities	21.8	42.1	—	63.9
State and Local Obligations	—	3.9	—	3.9
Real Estate Investment Trusts	5.4	—	—	5.4
Real Estate Funds	—	—	28.9	28.9
Short Term Investment Funds	—	15.9	—	15.9

Total Investments at Fair Value	$459.9	$789.3	$28.9	$1,278.1

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2009:

Asset Classes	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
U.S. Large Cap	$206.1	$—	$—	$206.1
U.S. Small Cap	78.2	—	—	78.2
International	101.8	—	—	101.8

Total Common and Preferred Stocks	386.1	—	—	386.1
Commingled Funds:
Commingled Equity Funds	—	385.3	—	385.3
Commingled Fixed Income Funds	—	246.7	—	246.7

Total Commingled Funds	—	632.0	—	632.0
Bonds:
Corporate Bonds	—	57.9	—	57.9
Other Bonds	—	9.5	—	9.5

Total Bonds	—	67.4	—	67.4
Government Bonds and Mortgage Backed Securities:
U.S. Government Bonds	21.1	—	—	21.1
Foreign Government Bonds	—	0.8	—	0.8
U.S. Agency Mortgage Backed Securities	—	37.6	—	37.6

Total Government Bonds and Mortgage Backed Securities	21.1	38.4	—	59.5
State and Local Obligations	—	1.9	—	1.9
Real Estate Investment Trusts	2.8	—	—	2.8
Real Estate Funds	—	—	51.2	51.2
Short Term Investment Funds	—	13.3	—	13.3

Total Investments at Fair Value	$410.0	$753.0	$51.2	$1,214.2

Level III Gains and Losses

The table below sets forth the summary of changes in the fair value of all of our plans’ Level III assets for the years ended December 31, 2010 and 2009:

	Real Estate Funds
	2010	2009
Beginning Balance at January 1	$51.2	$78.4

Actual return (loss) on plan assets:
Related to assets still held at the reporting date	4.4	(27.2)
Related to assets sold during the period	0.3	—
Purchases, sales, and settlements	(27.0)	—
Transfers in and/or out of Level III	—	—

Balance, at December 31, 2010	$28.9	$51.2

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

The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans:

	Asset Allocations		Target Asset Allocations
	For the Years Ended December 31,
	2010	2009	2010	2009
Equity Securities	65%	64%	64%	64%
Debt Securities	33	32	31	31
Real Estate	2	4	5	5

Total	100%	100%	100%	100%

Contributions and Benefit Payments

We expect to contribute approximately $39 million to our U.S. Non-Qualified plans and non-U.S. pension plans and approximately $6 million to our postretirement benefit plan for the year ended December 31, 2011. We do not expect to make any contributions to the U.S. Qualified Plan in fiscal 2011 for the 2010 plan year. Final funding requirements for fiscal 2011 will be determined based on our January 2011 funding actuarial valuation.

The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2020. Actual benefit payments may differ from expected benefit payments. These amounts are net of expected plan participant contributions.

		Postretirement Benefits
	Pension Plans	Gross Expected Benefit Payment	Gross Expected Subsidy	Net Expected Benefit Payment
2011	$117.4	$8.9	$2.7	$6.2
2012	104.8	8.2	2.8	5.4
2013	105.0	4.5	—	4.5
2014	108.3	3.7	—	3.7
2015	107.0	3.0	—	3.0
2016-2020	560.7	6.7	—	6.7

Health Care Benefits

For measurement purposes, a 7.5% and 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for medical and prescription drug, respectively, for the year ended December 31, 2010. The rates are assumed to decrease gradually to 5.0% in 2020, and remain at that level thereafter.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point
	Increase	Decrease
Benefit Obligation at End of Year	$0.8	$(0.8)
Service Cost Plus Interest Cost	$—	$—

401(k) Plan

We have a 401(k) Plan covering substantially all U.S. employees that provides for employee salary deferral contribution and employer contributions. Employees may contribute up to 50% of their pay on a pre-tax basis subject to IRS limitations. In addition, employees age 50 or older are allowed to contribute additional pre-tax “catch-up” contributions. In the second quarter of 2007, we amended our matching policy in the 401(k) Plan, effective July 1, 2007, to increase our match formula from 50% to 100% of a team member’s contributions and to increase the maximum match to seven percent (7%), from six percent (6%), of such team member’s eligible compensation, subject to certain 401(k) Plan limitations. In February 2009, an amendment was made to the 401(k) Plan to decrease the match formula from 100% to 50% of a team member’s contributions and to decrease the maximum match from 7% to 3% of such team member’s eligible compensation, subject to certain 401(k) Plan limitations. In April 2010, we amended our employer matching provision in the 401(k) Plan to increase the employer maximum match from 50% of three percent (3%) to 50% of seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations.

We had expense associated with our 401(k) Plan of $9.7 million, $6.9 million and $19.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in expense in 2010 was due to an incremental discretionary company contribution of $4.5 million resulting from company performance. In addition, we amended our employer matching provision in the 401(k) Plan, effective in April 2010, to increase the employer maximum match from 50% of three percent (3%) to 50% of seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations. The decrease in expense in 2009 was due to the amendment of our employer matching provision in the 401(k) Plan effective in February, 2009, to decrease our match formula from 100% to 50% of a team member’s contributions and to decrease the maximum match from seven percent (7%) to three percent (3%) of such team member’s eligible compensation, subject to certain 401(k) Plan limitations.

Note 11. Employee Stock Plans

The total stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 was $18.3 million, $22.3 million, and $27.6 million, respectively. The expected tax benefit associated with our stock-based compensation programs was $6.7 million, $8.3 million, and $10.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Incentive Plans

The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (“2009 SIP”) and Non-Employee Directors’ Stock Incentive Plan (“2000 DSIP”) allow for the granting of stock-based awards, such as, but not limited to, stock options, restricted stock units and restricted stock, to certain employees and non-employee directors. On

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

May 5, 2009, our shareholders approved the 2009 SIP which authorized the issuance of up to 5,400,000 shares of our common stock plus any shares that were remaining and available for issuance under the 2000 Stock Incentive Plan (“2000 SIP”) that were not subject to outstanding awards as of May 5, 2009 or that become available for issuance upon forfeiture, cancellation or expiration of awards granted under the 2000 SIP without having been exercised or settled in shares. As of December 31, 2010, 917,017 shares were remaining and available from the 2000 SIP. On May 2, 2007, our shareholders approved an amendment increasing the authorization under the 2000 DSIP from 300,000 shares of common stock to 700,000 shares of common stock, plus any shares that were remaining and available for issuance under the 2000 DSIP. At December 31, 2010, 2009 and 2008, 5,346,912 shares, 5,837,874 shares, and 1,177,438 shares of our common stock, respectively, were available for future grants under the 2009 SIP and 264,151 shares, 304,382 shares, and 344,365 shares of our common stock, respectively, were available for future grants under the 2000 DSIP.

Our practice has been to settle all awards issued under the stock incentive plans and ESPP through the issuance of treasury shares. In addition, we have in place share repurchase programs to mitigate the dilutive effect of the shares issued under these plans.

Stock Option Programs

Stock options granted under the 2009 SIP and 2000 SIP generally vest in four equal installments beginning on the first anniversary of the grant. Stock options granted under the 2000 DSIP generally vest 100% on the first anniversary of the grant. All stock options generally expire 10 years from the date of the grant. The annual award of stock options to employees is generally granted in the first quarter of the year.

The total compensation expense associated with our stock option program was $6.5 million, $9.5 million, and $11.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The expected total tax benefit associated with our stock option programs was $2.5 million, $3.7 million, and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	2010	2009	2008
Expected stock price volatility	21%	21%	20%
Expected dividend yield	2.0%	1.7%	1.4%
Expected term (in years)	6.00	6.00	6.21
Weighted average risk-free interest rate	2.80%	2.81%	3.16%
Weighted average fair value of options granted	$14.00	$16.53	$19.48

Expected stock price volatility assumption is derived from the historical volatility of our common stock. The expected dividend yield assumption is determined by dividing the anticipated annual dividend payment by the stock price on the date of grant. Beginning in 2009, we began determining our expected term assumption using a midpoint scenario which combines our historical exercise data with hypothetical exercise data for our unexercised stock options. Prior to 2009, the expected term assumption was determined using the “Simplified Method,” as prescribed by the SEC, for estimating the expected options life. The risk-free interest rate assumption corresponds to the expected term assumption of the stock option and is based on the U.S. Treasury yield curve in effect at the time of grant.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Changes in stock options for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,238,366	$47.95
Granted	443,260	$88.22
Exercised	(717,391)	$33.74
Forfeited or expired	(122,601)	$76.95

Outstanding at December 31, 2008	2,841,634	$56.57

Granted	570,500	$79.77
Exercised	(631,342)	$35.11
Forfeited or expired	(199,190)	$85.42

Outstanding at December 31, 2009	2,581,602	$64.72

Granted	488,600	$70.70
Exercised	(276,052)	$31.77
Forfeited or expired	(267,950)	$80.38

Outstanding at December 31, 2010	2,526,200	$67.81	5.8	$39.7

Exercisable and unvested expected to vest at December 31, 2010	2,474,861	$67.70	5.7	$39.2
Exercisable at December 31, 2010	1,620,245	$62.48	4.3	$34.2

Stock options outstanding at December 31, 2010 were originally granted during the years 2001 through 2010 and are exercisable over periods ending no later than 2020. At December 31, 2009 and 2008, stock options for 1,629,296 shares and 1,938,616 shares of our common stock, respectively, were exercisable.

The total intrinsic value of stock options exercised during the year ended December 31, 2010 was $11.9 million and includes D&B stock options exercised by both D&B and Moody’s employees. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the separation of D&B and Moody’s Corporation in September 2000.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table summarizes information about stock options outstanding at December 31, 2010:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price Per Share
$27.86—$34.44	235,283	1.6	$33.25	235,283	$33.25
$35.81—$38.33	174,509	1.1	$36.13	174,509	$36.13
$41.07—$59.86	212,030	3.1	$52.27	212,030	$52.27
$60.54—$69.96	309,862	4.9	$62.27	273,562	$61.38
$70.54—$70.74	371,500	9.1	$70.54	7,000	$70.74
$71.28—$77.47	248,470	5.4	$71.98	234,745	$71.76
$79.56—$79.58	354,025	8.1	$79.58	92,425	$79.58
$81.30—$88.33	317,416	6.6	$86.85	213,951	$87.63
$88.37—$97.88	303,105	7.1	$88.97	176,740	$89.31

Total	2,526,200			1,620,245

Total unrecognized compensation cost related to nonvested stock options at December 31, 2010 was $5.5 million. This cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of stock options vested during the year ended December 31, 2010 was $7.0 million.

Cash received from the exercise of D&B stock options for the year ended December 31, 2010 was $3.6 million. The expected tax benefit associated with the tax deduction from the exercise of stock options totaled $4.3 million for the year ended December 31, 2010. The expected tax benefit includes both D&B and Moody’s stock options exercised by D&B employees.

Restricted Stock Unit and Restricted Stock Programs

Beginning in 2004, certain employees were provided an opportunity to receive an award of restricted stock units or restricted stock in the future. That award is contingent on performance against the same goals that drive payout under the annual cash incentive plan. The restricted stock units or restricted stock will be granted, if at all, after the one-year performance goals have been met and will then vest over a three-year period on a graded basis. Compensation expense associated with these grants is recognized on a graduated-vesting basis over four years, including the performance period. The annual award of restricted stock units and restricted stock to employees is generally granted in the first quarter of the year following the conclusion of the fiscal year for which the goals were measured and attained.

In addition, from time-to-time, in order to attract and retain executive talent, the company issues special grants of restricted stock units or restricted stock. These grants generally vest over a three-year period on a graded basis. On occasion, we have also issued grants which vest over a five-year period on a graded basis. Compensation expense associated with these grants is recognized on a straight-line basis over the life of the award.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

For restricted stock unit and restricted stock awards the fair value is estimated by using the average of the high and low price of our common stock on the date of grant.

Total compensation expense associated with restricted stock units, restricted stock and restricted stock opportunity was $11.0 million, $11.9 million, and $15.6 million, for the years ended December 31, 2010, 2009 and 2008, respectively. The expected total tax benefit associated with restricted stock units, restricted stock and restricted stock opportunity was $4.2 million, $4.6 million, and $5.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Changes in our nonvested restricted stock units and restricted stock for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

Restricted Stock/Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested shares at December 31, 2007	474,572	$75.57	1.3	$42.1
Granted	230,084	$90.55
Vested	(196,483)	$68.79
Forfeited	(65,084)	$86.58

Nonvested shares at December 31, 2008	443,089	$84.74	1.4	$34.2
Granted	231,821	$74.18
Vested	(184,508)	$80.84
Forfeited	(69,789)	$82.40

Nonvested shares at December 31, 2009	420,613	$80.71	1.5	$35.5
Granted	215,627	$70.25
Vested	(193,291)	$83.05
Forfeited	(76,613)	$79.23

Nonvested shares at December 31, 2010	366,336	$73.63	1.8	$30.1

Total unrecognized compensation cost related to nonvested restricted stock units and restricted stock at December 31, 2010 was $12.3 million. This cost is expected to be recognized over a weighted average period of 2.7 years.

The total fair value of restricted stock units and restricted stock vesting during the years ended December 31, 2010, 2009 and 2008 was $13.8 million, $12.6 million, and $17.8 million, respectively. The expected tax benefit associated with the tax deduction from the vesting of restricted stock units and restricted stock totaled $4.9 million, $3.7 million, and $6.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Employee Stock Purchase Plan

Under The Dun & Bradstreet Corporation 2000 ESPP we are authorized to sell up to 1,500,000 shares of our common stock to our eligible employees of which 535,667 remain available for future purchases as of December 31, 2010.

Under the terms of the ESPP, our employees can purchase our common stock at a 15% discount from market value, subject to certain limitations as set forth in the ESPP. The purchase price of the stock on the date of

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

purchase is 85% of the average of the high and low price of our stock on the last trading day of the month. Under the ESPP, we sold 70,897, 74,115, and 74,598 shares to employees for the years ended December 31, 2010, 2009 and 2008, respectively. The total compensation expense related to our ESPP was $0.8 million, $0.9 million, and $1.0 million for the years ended December 31, 2010, 2009 and 2008. Cash received from employees participating in the ESPP for the year ended December 31, 2010 was $4.5 million.

Note 12. Lease Commitments and Contractual Obligations

Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable and non-cancelable) were $28.4 million, $32.0 million, and $30.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Computer Sciences Corporation

In July 2002, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”) under a ten-year agreement, which we had the right to terminate for a fee at any time and under certain other conditions. Under the terms of the agreement, CSC’s responsibilities included data center operations, technology help desk and network management functions in the U.S. and UK as well as certain application development and maintenance functions. This agreement was amended in March 2008, which, among other things, increased certain services level agreements that CSC was required to provide under the Technology Services Agreement and added additional security services to be performed by CSC. In August 2009, we entered into a wind down agreement with CSC and Acxiom Corporation (“Acxiom”) which terminated all of the data center operations functions provided by CSC, effective September 2009. In September 2009, we entered into a new agreement with CSC for limited print and fulfillment services that remained with CSC.

In June 2010, we terminated the print and fulfillment services provided by CSC. In November 2010, we notified CSC of our decision to terminate by March 2011 an agreement in which CSC provided support and services for internal applications. With the termination of this agreement, the only service that will be provided by CSC is limited production support services. We incurred costs of approximately $9 million, $51 million and $78 million under this contract for the years ended December 31, 2010, 2009 and 2008, respectively.

ICT Group, Inc./Sykes Enterprises, Inc.

In December 2003, we signed a three-year agreement with ICT Group, Inc. (“ICT”), effective January 2004, to outsource certain marketing call center activities, which agreement contains two renewal options for up to a one-year period. The agreement was amended effective September 2007 to be extended through 2011. In February 2010, ICT was acquired by Sykes Enterprises, Inc. (“Sykes”) in which the terms of our agreement remained unchanged. Under the terms of the agreement, Sykes is responsible for performing certain marketing and credit-calling activities previously performed by our own call centers in North America. The obligation under the contract is based upon transmitted call volumes, but shall not be less than $3 million per contract year. We incurred costs of approximately $8 million under this contract for each of the years ended December 31, 2010, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

International Business Machines

In October 2004, we signed a seven-year outsourcing agreement with International Business Machines (“IBM”). Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery and customer service to IBM. By August 2010, our data acquisition and delivery and customer services performed by IBM for our European countries were terminated. We incurred costs of approximately $19 million, $26 million and $30 million under this contract for the years ended December 31, 2010, 2009 and 2008, respectively.

Acxiom Corporation

In July 2006, we signed a four-year product and technology outsourcing agreement with Acxiom in order to significantly increase the speed, data processing capacity and matching capabilities we provide our global sales and marketing customers. In November 2008, we extended the term of the outsourcing agreement through 2011. In November 2008, we entered into an agreement that will expand our service capabilities, enhance customer experience and accelerate the migration of the remaining existing D&B fulfillment processes to Acxiom.

In May 2009, and as part of our ongoing Financial Flexibility initiatives, we entered into another agreement with Acxiom to provide certain infrastructure management services that were formerly provided by CSC. These services include data center operations, technology help desk and network management functions. The agreement originally had an initial term ending in October 2014 and included the right to extend the agreement under the same terms for up to a maximum period of three years after the expiration of the original term. In 2010, we entered into two amendments with Acxiom extending the initial term of the agreement by a total of eight months until June 2015. We retain the right to extend the agreement for up to three years after the expiration of this amended term. Payments to Acxiom over the amended initial contract term based on contract volumes will aggregate to approximately $320 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work. Payments made for the provision of such services in 2010 did not differ materially from payments that were expected to be made under our prior arrangement with CSC. However, we anticipate savings to be generated over the life of the contract.

In December 2009, we signed a three-year data maintenance and support agreement with Acxiom. Payments over the contract term will aggregate approximately $5 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.

Additionally, in 2010, we engaged Acxiom to provide services related to our Strategic Technology Investment totaling approximately $6 million in the year.

We incurred costs of approximately $93 million, $43 million, and $8 million under all of these agreements for the years ended December 31, 2010, 2009 and 2008, respectively. Total payments to Acxiom over the remaining terms of the above contracts will aggregate to approximately $239 million.

Convergys Customer Management Group

In December 2010, we entered into a six-year business process outsourcing agreement effective January 1, 2011, with Convergys Customer Management Group (“CCMG”) in order to enhance our customer contact center solution.

CCMG will be transitioning contact center services previously outsourced principally to IBM as well as certain other smaller providers.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The transition of services to CCMG is based on a phased migration of business volume to CCMG commencing in the second quarter of 2011 and will be substantially completed during 2011. Services will be primarily provided from CCMG locations in Omaha, Nebraska, the Philippines and India, on the basis of our requirements.

The primary scope of the agreement includes the following services for our North America business: (i) Inbound Customer Service, which principally involves the receipt of, response to, and resolution of inquiries received from customers; (ii) Outbound Customer Service, which principally involves the collection, compilation and verification of information contained in our databases; and (iii) Data Update Service, which principally involves the bulk or discrete updates to the critical data elements about companies in our databases.

The agreement also specifies service level commitments required of Convergys for achievement of our customer satisfaction targets and a methodology for calculating credits to us if Convergys fails to meet certain service levels. In addition, Convergys’s performance under the agreement will be measured in part by our overall satisfaction of the program as measured by a customer satisfaction survey of our key internal business partners.

Aggregate expenditures during the six year term of the agreement are expected to be approximately $135 million. After the first three years of service by Convergys, we have the right to terminate for convenience any or all of the services provided under the agreement upon one hundred eighty days prior written notice, and without incurring a termination fee.

The following table quantifies our future contractual obligations as discussed above as of December 31, 2010.

Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Operating Leases	$30.3	$24.1	$17.1	$12.7	$12.1	$31.9	$128.2
Obligations to Outsourcers	$113.0	$96.5	$80.9	$73.0	$46.1	$23.2	$432.7

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

As we last disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we made a deposit to the IRS of $39.8 million in order to stop the accrual of statutory interest on additional taxes allegedly due for the 1997-2002 tax years. In 2007, we requested the return of that deposit. The IRS applied $16 million of our deposit in satisfaction of deficiencies it assessed for tax years 1997, 1998, 2001 and 2002 and returned the balance of the deposit to us. We have pursued refunds for a portion of the $16 million. In May 2010, the IRS refunded $5.2 million to us for the 1997 tax year (which included interest of approximately $2.5 million, resulting in a gain of approximately $4.9 million, net of tax, which is included in Provision for Income Taxes in our Consolidated Statement of Operations). Additionally, on November 19, 2010, the IRS Joint Committee approved refunds for 2001 and 2002. The refunds together will total approximately $9.6 million (which includes interest of approximately $1.8 million, resulting in a gain of approximately $8.9 million, net of tax, which is also included in Provision for Income Taxes in our Consolidated Statement of Operations). We expect to receive the cash in the first quarter of 2011. This is the final refund relating to this matter and we no longer expect to report on this matter in future periods.

Quality Education Data

On May 7, 2010, the FTC filed an administrative complaint against D&B alleging the acquisition of QED in February 2009 violated the federal antitrust laws. On May 26, 2010, we filed an answer to the complaint, denying

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

any liability under the antitrust laws arising from the acquisition. On August 12, 2010, D&B entered into a Consent Agreement with the FTC settling this matter. The final Order reflecting the Consent Agreement and ending the administrative litigation was approved by the FTC on September 10, 2010. Pursuant to the Order, we sold an updated version of the original QED K-12 database, QED trade names and marks, and proprietary QED software acquired in connection with the QED acquisition to a third party and agreed not to enforce certain restrictive covenants against employees who accepted employment with such third party. We also agreed to give certain customers the option of terminating, without penalty, certain contracts they have with us at the request of the customer to consider alternative sources of K-12 data.

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

The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including ours, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Hoover’s. On October 6, 2009, the Court granted final approval to the settlement. Two objectors to the settlement are proceeding with appeals to the Second Circuit.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 14. Segment Information

The reportable segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. Our customer solution sets are D&B Risk Management Solutions™, D&B Sales & Marketing Solutions™ and D&B Internet Solutions®. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges because restructuring charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility initiatives, are not allocated to our business segments.

	For the Years Ended December 31,
	2010	2009	2008
Revenue:
North America	$1,229.5	$1,239.4	$1,282.5
International	414.2	355.4	314.4

Consolidated Core	1,643.7	1,594.8	1,596.9
Divested Businesses	32.9	92.2	129.4

Consolidated Total	$1,676.6	$1,687.0	$1,726.3

Operating Income (Loss):
North America	$452.2	$482.5	$513.3
International	71.6	81.1	70.9

Total Divisions	523.8	563.6	584.2
Corporate and Other(1)	(114.7)	(99.1)	(114.5)

Consolidated Total	409.1	464.5	469.7
Non-Operating Income (Expense), Net	(21.2)	(32.0)	(30.8)

Income from Continuing Operations Before Provision for Income Taxes and Equity in Net Income of Affiliates	$387.9	$432.5	$438.9

Depreciation and Amortization(2):
North America	$43.8	$42.1	$44.3
International	21.6	14.6	13.1

Total Divisions	65.4	56.7	57.4
Corporate and Other	2.7	1.4	1.1

Consolidated Total	$68.1	$58.1	$58.5

Capital Expenditures(3):
North America	$2.9	$5.7	$5.7
International	1.8	2.1	5.6

Total Divisions	4.7	7.8	11.3
Corporate and Other	4.8	1.4	0.5

Consolidated Total	$9.5	$9.2	$11.8

Additions to Computer Software and Other Intangibles(4):
North America	$35.4	$41.3	$37.2
International	13.2	12.7	10.1

Total Divisions	48.6	54.0	47.3
Corporate and Other	7.8	2.1	0.4

Consolidated Total	$56.4	$56.1	$47.7

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Assets:
North America	$798.5	$815.0	$774.6
International	811.1	672.7	540.0

Total Divisions	1,609.6	1,487.7	1,314.6
Corporate and Other (primarily taxes)	295.9	261.7	271.4

Consolidated Total	$1,905.5	$1,749.4	$1,586.0

Goodwill(5):
North America	$266.3	$266.1	$244.7
International	333.4	174.7	152.9

Consolidated Total	$599.7	$440.8	$397.6

(1)	The following table itemizes “Corporate and Other”:

	At December 31,
	2010	2009	2008
Corporate Costs	$(56.8)	$(59.5)	$(70.7)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(6.6)	(16.5)	(12.4)
Restructuring Expense	(14.8)	(23.1)	(31.4)
Strategic Technology Investment	(36.5)	—	—

Total Corporate and Other	$(114.7)	$(99.1)	$(114.5)

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software and Other Intangibles.

Depreciation and amortization in International increased $7.0 million for the year ended December 31, 2010 as compared to December 31, 2009. This increase was primarily driven by the acquisition of D&B Australia in the third quarter of 2010 and the acquisition of ICC in the third quarter of 2009. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)	Capital expenditures in North America decreased $2.8 million for the year ended December 31, 2010 as compared to December 31, 2009. This decrease was primarily driven by reduced capital expenditures in the United States.

Capital expenditures in International decreased $3.5 million for the year ended December 31, 2009 as compared to December 31, 2008. This decrease was primarily driven by our divestiture of the domestic portion of our Italian operations.

(4)	Additions to computer software and other intangibles in North America decreased $5.9 million for the year ended December 31, 2010 as compared to December 31, 2009. This decrease was driven by reduced expenditures in the United States.

Additions to computer software and other intangibles in North America increased $4.1 million for the year ended December 31, 2009 as compared to December 31, 2008. This increase was driven by computer software projects.

Additions to computer software and other intangibles in Corporate and Other increased $5.7 million for the year ended December 31, 2010 as compared to December 31, 2009. This increase was primarily driven by our Strategic Technology Investment program aimed at strengthening our leading position in commercial data and improving our current technology platform to meet the emerging needs of customers.

(5)	The increase in goodwill in International to $333.4 million at December 31, 2010 from $174.7 million at December 31, 2009 is primarily attributable to the goodwill associated with the acquisition of D&B Australia as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K and offset by the negative impact of foreign currency translation.

The increase in goodwill in International to $174.7 million at December 31, 2009 from $152.9 million at December 31, 2008 was primarily due to goodwill associated with the acquisition of RoadWay as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K and the positive impact of foreign currency translation, partially offset by purchase accounting adjustments for customer relationship intangible assets attributable to the consolidation of our majority owned joint venture in Dun & Bradstreet Information Services India Private Limited (“D&B India”) and the sale of our domestic Italian operations.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The increase in goodwill in North America to $266.1 million at December 31, 2009 from $244.7 million at December 31, 2008 is primarily attributable to the acquisition of QED as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K and the impact of foreign currency translation.

Supplemental Geographic and Customer Solution Set Information:

	At December 31,
	2010	2009	2008
Long-Lived Assets(6):
North America	$505.7	$494.5	$455.3
International	528.3	299.8	237.6

Consolidated Total	$1,034.0	$794.3	$692.9

(6)	The increase in long-lived assets in North America to $505.7 million at December 31, 2010 from $494.5 million at December 31, 2009 is primarily attributable to the increase in other receivables offset by a decrease in intangible assets resulting from the impairment of our Purisma product and QED acquisition. The increase in long-lived assets in North America to $494.5 million at December 31, 2009 from $455.3 million at December 31, 2008 is primarily attributable to the acquisitions as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K and computer software additions.

The increase in long-lived assets in International to $528.3 million at December 31, 2010 from $299.8 million at December 31, 2009 is primarily attributable to the D&B Australia acquisition as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K. The increase in long-lived assets in International to $299.8 million at December 31, 2009 from $237.6 million at December 31, 2008 is primarily attributable to the acquisitions as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K, computer software additions, and foreign currency translation.

	For the Years Ended December 31,
	2010	2009	2008
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$731.5	$739.3	$743.6
Sales & Marketing Solutions	386.5	385.5	418.3
Internet Solutions	111.5	114.6	120.6

North America Core Revenue	1,229.5	1,239.4	1,282.5
Divested Business(7)	32.9	70.3	81.7

Total North America Revenue	1,262.4	1,309.7	1,364.2

International:
Risk Management Solutions	305.2	262.9	245.1
Sales & Marketing Solutions	105.6	89.1	65.0
Internet Solutions	3.4	3.4	4.3

International Core Revenue	414.2	355.4	314.4
Divested Business(7)	—	21.9	47.7

Total International Revenue	414.2	377.3	362.1

Consolidated Total:
Risk Management Solutions	1,036.7	1,002.2	988.7
Sales & Marketing Solutions	492.1	474.6	483.3
Internet Solutions	114.9	118.0	124.9

Core Revenue	1,643.7	1,594.8	1,596.9
Divested Businesses(7)	32.9	92.2	129.4

Consolidated Total Revenue	$1,676.6	$1,687.0	$1,726.3

(7)	On July 30, 2010, we sold substantially all of the assets and liabilities of our North American Self Awareness Solution business. This sale has been classified as a “Divestiture.” Our divested business contributed 2%, 4%, and 5% of our total revenue for the years ended December 31, 2010, 2009, and 2008, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This sale has been classified as a “Divestiture.” Our divested business had no contribution to our total revenue for the year ended December 31, 2010, and 1% and 3% of our total revenue for each of the years ended December 31, 2009 and 2008, respectively.

The following table represents divested revenue by solutions set:

	For the Years Ended December 31,
	2010	2009	2008
Divested Businesses:
Risk Management Solutions	$32.0	$88.3	$122.3
Sales & Marketing Solutions	—	3.2	7.1
Internet Solutions	0.9	0.7	—

Total Divested Revenue	$32.9	$92.2	$129.4

Note 15. Supplemental Financial Data

Other Accrued and Current Liabilities:

	At December 31,
	2010	2009
Restructuring Accruals	$9.4	$14.5
Professional Fees	32.6	37.3
Operating Expenses	35.9	32.0
Spin-Off Obligation(1)	23.0	21.5
Other Accrued Liabilities	64.8	68.1

	$165.7	$173.4

(1)

In 2000, as part of a spin-off transaction under which Moody’s and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the IRS issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2009, and made estimated tax deposits for 2010, consistent with the IRS’ rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2006 to 2010 of approximately $23.0 million in the aggregate for such years. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate, which represented the incremental expense in tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS’ rulings. We did not make any further payments to Moody’s since the first quarter of 2006 with respect to this issue. In a letter dated September 10, 2010, Moody’s asserted that D&B owed Moody’s an additional amount of approximately $2.8 million, plus interest, as a result of the parties’ use of

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

the filing method consistent with the IRS’ rulings for 2003-2005. In November 2010, Moody’s and D&B agreed to settle the dispute for a further payment to Moody’s of $2.5 million, which we paid in February 2011. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $23.0 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.

Property, Plant and Equipment at cost—Net:

	At December 31,
	2010	2009
Land	$6.1	$6.1
Buildings	32.3	32.3
Furniture and Equipment	72.6	74.7

	111.0	113.1
Less: Accumulated Depreciation	68.9	68.1

	42.1	45.0
Leasehold Improvements, less:
Accumulated Amortization of $12.6 and $12.5	11.0	8.6

	$53.1	$53.6

Other Income (Expense)—Net:

	For the Years Ended December 31,
	2010	2009	2008
Effect of Legacy Tax Matters(2)	$(0.4)	$1.0	$1.2
Gain on Disposal of North American Self Awareness Solutions Business(3)	23.1	—	—
One-Time Gain on Hedge of Purchase Price on the Australia Acquisition(4)	3.4	—	—
Gain on Disposal of Italian Domestic Business(5)	—	6.5	—
Settlement of Legacy Tax Matter Arbitration(6)		4.1	8.1
Legacy Tax Matter Related to the Settlement of 2003 Tax Year(7)	—	—	(7.7)
Gain Associated with Beijing D&B HuiCong Market Research Co., Ltd. Joint Venture(8)	—	—	0.6
Miscellaneous Other Income (Expense)—Net(9)	(3.4)	(0.9)	2.9

Other Income (Expense)—Net	$22.7	$10.7	$5.1

(2)	Effect of Legacy Tax Matters decreased for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to an agreement to pay Moody’s Corporation $2.5 million as it relates to the Tax Allocation Agreement, which we paid in February 2011.

(3)	During the year ended December 31, 2010, we recognized a gain from the divestiture of our North American Self Awareness Solution business. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

(4)	During the year ended December 31, 2010, we recognized a gain resulting from a hedge on the purchase price of D&B Australia during the third quarter of 2010. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

(5)	During the year ended December 31, 2009, we recognized a gain as a result of the divestiture of the domestic portion of our Italian operations. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

(6)	During the years ended December 31, 2009 and 2008, we recognized gains on the receipt of awards related to Legacy Tax Matters.

(7)	During the year ended December 31, 2008, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the expiration of the statute of limitations.

(8)	During the year ended December 31, 2008, we entered into an agreement with HC International Inc. and established two joint venture companies including Beijing D&B HuiCong Market Research Co., Ltd. and Beijing HuiCong Market Research Co. Ltd., in which D&B has a 60% and 30% ownership interest, respectively. We recognized a gain of $0.6 million related to the minority owner’s share of the difference between the fair value of our contributed business and its carrying amount.

(9)	Miscellaneous Other Income (Expense)—Net decreased for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to the premium payment of $3.7 million made for the redemption of the 2011 Notes. Miscellaneous Other Income (Expense)—Net decreased for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to the negative impact of foreign exchange.

Computer Software and Goodwill:

	Computer Software	Goodwill
January 1, 2009	$96.0	$397.6
Additions at cost	57.6	—
Amortization	(35.0)	—
Acquisitions/Joint Ventures	—	39.5
Other(10)	0.6	3.7

December 31, 2009	119.2	440.8
Additions at cost	56.2	—
Amortization	(40.1)	—
Acquisitions(11)	0.8	152.5
Write-offs(12)	(7.8)	—
Other(13)	(0.4)	6.4

December 31, 2010	$127.9	$599.7

(10)	Goodwill—Primarily due to foreign currency fluctuations offset by purchase accounting adjustments related to D&B India, HC International, Inc./D&B China Joint Venture and the sale of the domestic portion of our Italian operations.

(11)	Computer Software and Goodwill—Amounts due to the purchase of D&B Australia. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(12)	Computer Software—Amount due to the write-off of computer software related to our Purisma product.

(13)	Goodwill—Primarily due to the impact of foreign currency fluctuations.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Other Intangibles (included in Non-Current Assets):

	Customer Relationships	Trademarks, Patents and Other	Total
January 1, 2009	$12.9	$52.4	$65.3
Acquisitions	—	38.1	38.1
Additions	—	0.7	0.7
Amortization	(1.5)	(10.9)	(12.4)
Write-offs(14)	—	(3.0)	(3.0)
Other(15)	1.0	1.5	2.5

December 31, 2009	12.4	78.8	91.2
Acquisitions(16)	27.5	38.7	66.2
Additions(17)	—	5.6	5.6
Amortization	(2.2)	(13.3)	(15.5)
Write-offs(18)	—	(13.2)	(13.2)
Other(19)	3.1	2.4	5.5

December 31, 2010	$40.8	$99.0	$139.8

(14)	Amount due to the write-off of certain other intangibles related to Visible Path.

(15)	Primarily due to the impact of foreign currency fluctuations.

(16)	Amount attributable to other intangibles acquired through the purchase of D&B Australia. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(17)	Amount primarily attributable to certain other intangibles related to new product offering.

(18)	Amount due to the write-off of certain other intangibles related to our Purisma product and QED acquisition.

(19)	Amount due to the impact of foreign currency fluctuations.

Allowance for Doubtful Accounts:

January 1, 2008	$19.0
Additions charged to costs and expenses	10.2
Write-offs	(10.5)
Other	(1.3)

December 31, 2008	17.4
Additions charged to costs and expenses	19.5
Acquisitions	0.5
Write-offs	(17.1)
Divestitures	(4.9)
Other	0.1

December 31, 2009	15.5
Additions charged to costs and expenses	21.8
Acquisitions	—
Write-offs	(20.5)
Divestitures	—
Other	0.7

December 31, 2010	$17.5

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Deferred Tax Asset Valuation Allowance:

January 1, 2008	$48.9
Additions charged (credited) to costs and expenses	6.6
Additions charged (credited) due to foreign currency fluctuations	(4.8)
Additions charged (credited) to other accounts	(7.0)

December 31, 2008	43.7
Additions charged (credited) to costs and expenses	(5.2)
Additions charged (credited) due to foreign currency fluctuations	5.9
Additions charged (credited) to other accounts	(3.2)

December 31, 2009	41.2
Additions charged (credited) to costs and expenses	(0.4)
Additions charged (credited) due to foreign currency fluctuations	(1.7)
Additions charged (credited) to other accounts	(0.3)

December 31, 2010	$38.8

Note 16. Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2010
Operating Revenue:
North America	$304.9	$300.9	$305.6	$351.0	$1,262.4
International	92.3	96.4	94.8	130.7	414.2

Consolidated Operating Revenue	$397.2	$397.3	$400.4	$481.7	$1,676.6

Operating Income (Loss):
North America	$105.3	$98.4	$93.5	$155.0	$452.2
International	13.4	19.3	14.4	24.5	71.6

Total Divisions	118.7	117.7	107.9	179.5	523.8
Corporate and Other(1)	(25.4)	(27.2)	(32.9)	(29.2)	(114.7)

Consolidated Operating Income	$93.3	$90.5	$75.0	$150.3	$409.1

Net Income	45.8	56.4	56.8	91.9	250.9
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	1.2	(0.4)	(0.3)	0.7	1.2

Net Income Attributable to D&B	$47.0	$56.0	$56.5	$92.6	$252.1

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders(2)	$0.93	$1.12	$1.13	$1.86	$5.03

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders(2)	$0.92	$1.10	$1.12	$1.85	$4.98

Cash Dividends Paid Per Common Share	$0.35	$0.35	$0.35	$0.35	$1.40

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2009
Operating Revenue:
North America	$321.2	$320.3	$310.8	$357.4	$1,309.7
International	86.2	96.6	88.2	106.3	377.3

Consolidated Operating Revenue	$407.4	$416.9	$399.0	$463.7	$1,687.0

Operating Income (Loss):
North America	$123.2	$110.1	$105.4	$143.8	$482.5
International	11.6	22.6	17.7	29.2	81.1

Total Divisions	134.8	132.7	123.1	173.0	563.6
Corporate and Other(1)	(20.1)	(22.7)	(30.5)	(25.8)	(99.1)

Consolidated Operating Income	$114.7	$110.0	$92.6	$147.2	$464.5

Net Income	104.4	77.9	54.7	85.0	322.0
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.2)	(1.1)	(0.7)	(0.6)	(2.6)

Net Income Attributable to D&B	$104.2	$76.8	$54.0	$84.4	$319.4

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders(2)	$1.95	$1.45	$1.03	$1.63	$6.06

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders(2)	$1.93	$1.43	$1.02	$1.61	$5.99

Cash Dividends Paid Per Common Share	$0.34	$0.34	$0.34	$0.34	$1.36

(1)	The following table itemizes the components of the “Corporate and Other” category of Operating Income (Loss).

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2010
Corporate Costs	$(14.0)	$(15.7)	$(16.1)	$(11.0)	$(56.8)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(2.0)	(2.3)	(1.1)	(1.2)	(6.6)
Restructuring Expense	(4.6)	(1.6)	(3.9)	(4.7)	(14.8)
Strategic Technology Investment	(4.8)	(7.6)	(11.8)	(12.3)	(36.5)

Total Corporate and Other	$(25.4)	$(27.2)	$(32.9)	$(29.2)	$(114.7)

2009
Corporate Costs	$(14.4)	$(14.7)	$(14.3)	$(16.1)	$(59.5)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(4.4)	(5.2)	(4.0)	(2.9)	(16.5)
Restructuring Expense	(1.3)	(2.8)	(12.2)	(6.8)	(23.1)

Total Corporate and Other	$(20.1)	$(22.7)	$(30.5)	$(25.8)	$(99.1)

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

(2)	The number of weighted average shares outstanding changes as common shares are issued for employee benefit plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

Note 17. Divestitures and Discontinued Operations

Divestitures

North American Self Awareness Solution Business

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

During the year ended December 31, 2010, we recorded a pre-tax gain of $23.1 million from the sale in Other Income (Expense)—Net in the consolidated statement of operations.

Our North American Self Awareness Solutions business provided credit on self products for small and micro businesses. This transaction provided us with the ability to better focus our resources on our core customer segments and maximize shareholder value.

Domestic Portion of Italian Operations

On May 29, 2009, we completed the sale of substantially all of the assets and liabilities of the domestic portion of our Italian operations to CRIF, S.p.A. (“CRIF”) for $12.2 million (including a working capital adjustment of $1.2 million), which was a part of our International segment. We also entered into a ten-year commercial arrangement to provide CRIF with global data for its Italian customers. This arrangement had aggregate future cash payments of approximately $130 million. In addition, this transaction allowed us to improve the quality of the data we provide to our global customers seeking information on Italian customers.

We recorded a pre-tax gain of $6.5 million from the sale in Other Income (Expense)—Net in the consolidated statement of operations for the year ended December 31, 2009. During the year ended December 31, 2010 we recorded an adjustment of $3.0 million to our divested net assets. As of December 31, 2010, we have received all cash payments. Our domestic Italian operations generated approximately $48 million in revenue and approximately $1 million in operating income in 2008.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

For the Year Ended December 31, 2008
Revenue	$4.1

Operating Income	$0.7
Non-Operating Income (Expense)—Net	—

Income before Provision for Income Taxes	0.7
Provision for Income Taxes	—

Income from Discontinued Operations, Net of Income Taxes	0.7

Net Income	0.7

Less: Net Income Attributable to the Noncontrolling Interest	—

Net Income from Discontinued Operations Attributable to D&B	$0.7

Note 18. Subsequent Events

Dividend

On February 2, 2011, we declared a dividend of $0.36 per share for the first quarter of 2011. This cash dividend will be payable on March 16, 2011 to shareholders of record at the close of business on February 28, 2011.

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

Conclusions Regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of our fiscal year ended December 31, 2010, our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and Management’s Responsibility for Financial Statements are contained in this Annual Report on Form 10-K.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10. “Directors, Executive Officers and Corporate Governance,” is incorporated herein by reference from our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after D&B’s fiscal year end of December 31, 2010 (the “Proxy Statement”).

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2010:

Plan Category	(A) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans approved by security holders(1)	2,772,469	(2)	$61.79	6,146,730	(3)

(1)	This table includes information for an equity compensation plan adopted in connection with our separation from Moody’s Corporation. As of December 31, 2010, a total of 2,194 deferred performance shares were outstanding. No additional options or other rights may be granted under this plan, with the exception of incremental dividend shares which may be accrued on the outstanding deferred performance shares.

(2)	Includes options to purchase 2,526,200 shares of our common stock, restricted stock units with respect to 238,495 shares of our common stock, 5,580 accrued dividend units and deferred performance shares of 2,194 shares of our common stock. This amount does not include 127,841 outstanding shares of restricted common stock.

(3)	Includes shares available for future purchases under our ESPP. As of December 31, 2010, an aggregate of 535,667 shares of our common stock were available for purchase under the ESPP.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

(3) Exhibits.

See Index to Exhibits in this Annual Report on Form 10-K.

(b) Exhibits.

See Index to Exhibits in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2011.

The Dun & Bradstreet Corporation (Registrant)

By:	/S/ SARA MATHEW
Sara Mathew
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth next to their names, on March 1, 2011.

/S/ SARA MATHEW Sara Mathew	Chairman and Chief Executive Officer (principal executive officer)

/S/ ANASTASIOS G. KONIDARIS Anastasios G. Konidaris	Senior Vice President and Chief Financial Officer (principal financial officer)

/S/ ANTHONY PIETRONTONE JR. Anthony Pietrontone Jr.	Principal Accounting Officer and Corporate Controller

/S/ AUSTIN A. ADAMS Austin A. Adams	Director

/S/ JOHN W. ALDEN John W. Alden	Director

/S/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Director

/S/ JAMES N. FERNANDEZ James N. Fernandez	Director

/S/ SANDRA E. PETERSON Sandra E. Peterson	Director

/S/ MICHAEL R. QUINLAN Michael R. Quinlan	Director

/S/ NAOMI O. SELIGMAN Naomi O. Seligman	Director

/S/ MICHAEL J. WINKLER Michael J. Winkler	Director

INDEX TO EXHIBITS

3.	Articles of Incorporation and By-laws

	3.1	Restated Certificate of Incorporation of the Registrant, as amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	3.2	Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit A to the Rights Agreement, dated as of August 15, 2000, between the Registrant (f.k.a. The New D&B Corporation) and Computershare Limited (f.k.a. EquiServe Trust Company, N.A.), as Rights Agent, included as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, file number 1-15967, filed September 15, 2000).

	3.3	The Dun & Bradstreet Corporation Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 24, 2009).

	3.4	Third Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 11, 2009).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, file number 1-15967, filed September 11, 2000).

	4.2	Underwriting Agreement, dated as of March 27, 2008 among The Dun & Bradstreet Corporation, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed April 1, 2008).

	4.3	Form of 6.00% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed April 1, 2008).

	4.4	Underwriting Agreement, dated as of November 17, 2010 amongst The Dun & Bradstreet Corporation, Barclays Capital Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed November 23, 2010).

	4.5	Form of 2.875% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed November 23, 2010).

	4.6	Five-Year Credit Agreement, dated April 19, 2007, among The Dun & Bradstreet Corporation, the Borrowing Subsidiaries Party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of Tokyo-Mitsubishi Trust Company and Citicorp USA, Inc., as Syndication Agents, The Bank of New York and Suntrust Bank, as Documentation Agents and the Lenders Party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed April 19, 2007).

	4.7	Indenture, dated as of March 14, 2006, between the Dun & Bradstreet Corporation and The Bank of New York, including the Form of 5.50% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 14, 2006).

10.	Material Contracts

	10.1	Distribution Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.2	Tax Allocation Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.3	Employee Benefits Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.4	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.5	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to R.H. Donnelley Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.6	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

	10.7	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

	10.8	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and Moody’s Corporation (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Moody’s Corporation, file number 1-14037, filed August 14, 1998).

	10.9	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

	10.10	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.11	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

10.12	Business Process Services Agreement made and effective as of October 15, 2004 by and between the Company and International Business Machines Corporation (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 14, 2005). This Exhibit has been redacted pursuant to a confidentiality request under Rule 24(b)-2 of the Securities Exchange Act of 1934, as amended.

10.13	Technology Services Agreement between the Registrant and Computer Sciences Corporation, dated June 27, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 13, 2002).

10.14^	Global Master Services Agreement by and between Dun & Bradstreet, Inc. and Acxiom Corporation, dated July 27, 2006 (Amended and Restated as of June 2, 2008), together with Amendment Number One, thereto, dated November 30, 2008, and Amendment Number Two, thereto, dated May 6, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A, file number 1-15967, filed October 8, 2009).

10.15^	Statement of Work Number 9 under the Global Master Services Agreement by and between Dun & Bradstreet, Inc. and Acxiom Corporation, dated May 6, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Quarterly Report on Form 10-Q/A, file number 1-15967, filed October 8, 2009).

10.16†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 4, 2006).

10.17†	Employment Agreement, dated December 31, 2004, between Steven W. Alesio and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed January 4, 2005).

10.18†	Amendment No. 1 to the Employment Agreement between Steven W. Alesio and the Company, dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed August 7, 2007).

10.19†	Amendment No. 2 to the Employment Agreement between Steven W. Alesio and the Company, dated December 13, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 19, 2007).

10.20†	Amendment No. 3 to the Employment Agreement between Steven W. Alesio and the Company, dated December 8, 2008 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 9, 2008).

10.21†	Amendment No. 4 to the Employment Agreement between Steven W. Alesio and the Company, dated December 11, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 11, 2009).

10.22†	The Dun & Bradstreet Executive Transition Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.23†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.24†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).
10.25†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 10, 2010).
10.26†	The Dun & Bradstreet Career Transition Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).
10.27†	Executive Retirement Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).
10.28†	First Amendment to the Executive Retirement Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009), effective August 4, 2009 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).
10.29†	Second Amendment to the Executive Retirement Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009), effective January 1, 2010 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).
10.30†	Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).
10.31†	First Amendment to the Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009), effective August 4, 2009 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).
10.32†	Supplemental Executive Benefit Plan of The Dun & Bradstreet Corporation, as amended May 1, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 4, 2007).
10.33†	2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).
10.34†	The Dun & Bradstreet Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).
10.35†	The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).
10.36†	The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).
10.37†	Key Employees’ Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).
10.38†	The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 28, 2003).
10.39†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.40†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.41†	The Dun & Bradstreet Corporation Non-Funded Deferred Compensation Plan for Non-Employee Directors (as assumed by the Registrant) (incorporated by reference to Exhibit 10.18 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed October 20, 1999).

10.42†	The Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.43†	The Dun & Bradstreet Corporation Cash Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).

10.44†	Form of Detrimental Conduct Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.45*†	Form of Detrimental Conduct Agreement, as amended effective March 25, 2010.

10.46†	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrants’ Form 10-K, file number 1-15967, filed February 28, 2007).

10.47†	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.48†	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.49†	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed number 1-15967, filed May 10, 2010).

10.50*†	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

10.51†	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.52†	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.53†	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.54†	Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, dated February 11, 2010, between the Registrant and Steven W. Alesio (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).

10.55†	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 10, 2010).

10.56*†	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

10.57†	Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.58†	Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed February 24, 2010).

10.59*†	Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

10.60†	Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, dated February 11, 2010, between the Registrant and Steven W. Alesio (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).

10.61†	Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, dated March 1, 2010, between the Registrant and Steven W. Alesio (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed February 24, 2010).

10.62†	Form of International Restricted Stock Unit Award Agreement, effective February 23, 2007, under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

10.63†	Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.64†	Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.65†	Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, as amended February 18, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed February 24, 2010).

10.66*†	Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

10.67†	Form of Restricted Stock Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.68†	Form of Restricted Stock Award Agreement, effective February 23, 2007, under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

10.69†	Form of Restricted Stock Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

	10.70†	Form of Restricted Stock Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

	10.71†	Form of Stock Option Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

	10.72†	Form of Stock Option Award Agreement, effective January 29, 2008, under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2008).

	10.73†	Form of Restricted Share Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 8, 2004).

	10.74†	Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

	10.75†	Form of Restricted Stock Unit Award Agreement, effective February 23, 2007, under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

	10.76†	Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

21.	Subsidiaries of the Registrant

	21.1*	Subsidiaries of the Registrant as of December 31, 2010.

23.	Consents of Experts and Counsel

	23.1*	Consent of Independent Registered Public Accounting Firm.

31.	Rule 13a-14(a)/15(d)-14(a) Certifications

	31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

	32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Extensible Business Reporting Language

101**

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in Extensible Business Reporting Language

(XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets,

(iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of

Shareholders’ Equity (Deficit), and (v) the Notes to the Consolidated Financial Statements, tagged as block text.

*	Filed herewith
**	Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Represents a management contract or compensatory plan

^	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.