Form 10-Q
period 2011-03-31
DUN & BRADSTREET CORP/NW
filed 2011-05-05
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at March 31. 2011
Common Stock, par value $0.01 per share	49,405,978

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Amounts in millions, except per share data)
Revenue	$403.6	$397.2

Operating Expenses	137.2	132.3
Selling and Administrative Expenses	153.5	151.8
Depreciation and Amortization	19.4	15.2
Restructuring Charge	4.2	4.6

Operating Costs	314.3	303.9

Operating Income	89.3	93.3

Interest Income	0.4	0.5
Interest Expense	(9.2)	(11.5)
Other Income (Expense) - Net	(3.3)	0.8

Non-Operating Income (Expense) - Net	(12.1)	(10.2)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	77.2	83.1
Provision for Income Taxes	29.1	37.3
Equity in Net Income of Affiliates	0.2	0.0

Net Income	48.3	45.8
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	1.6	1.2

Net Income Attributable to D&B	$49.9	$47.0

Basic Earnings Per Share of Common Stock
Attributable to D&B Common Shareholders	$1.00	$0.93

Diluted Earnings Per Share of Common Stock
Attributable to D&B Common Shareholders	$1.00	$0.92

Weighted Average Number of Shares Outstanding - Basic	49.5	50.4
Weighted Average Number of Shares Outstanding - Diluted	50.0	50.9
Cash Dividend Paid Per Common Share	$0.36	$0.35
Comprehensive Income (Loss) Attributable to D&B	$68.2	$20.7

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	March 31, 2011	December 31, 2010
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$83.6	$78.5
Accounts Receivable, Net of Allowance of $19.0 at March 31, 2011 and $17.5 at December 31, 2010	442.7	504.3
Other Receivables	7.4	8.3
Prepaid Taxes	1.6	1.5
Deferred Income Tax	30.9	31.8
Other Prepaids	14.4	20.6
Other Current Assets	23.3	23.3

Total Current Assets	603.9	668.3

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $83.8 at March 31, 2011 and $81.5 at December 31, 2010	50.9	53.1
Computer Software, Net of Accumulated Amortization of $386.9 at March 31, 2011 and $372.0 at December 31, 2010	127.7	127.9
Goodwill	607.9	599.7
Deferred Income Tax	167.1	167.7
Other Receivables	58.1	66.3
Other Intangibles	137.2	139.8
Other Non-Current Assets	72.7	82.7

Total Non-Current Assets	1,221.6	1,237.2

Total Assets	$1,825.5	$1,905.5

LIABILITIES
Current Liabilities
Accounts Payable	$36.7	$34.8
Accrued Payroll	76.5	127.7
Accrued Income Tax	27.7	19.9
Short-Term Debt	2.1	1.5
Other Accrued and Current Liabilities (Note 6)	175.6	165.7
Deferred Revenue	607.1	578.1

Total Current Liabilities	925.7	927.7

Pension and Postretirement Benefits	419.8	436.9
Long-Term Debt	888.6	972.0
Liabilities for Unrecognized Tax Benefits	134.8	131.5
Other Non-Current Liabilities	72.4	83.0

Total Liabilities	2,441.3	2,551.1

Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	0.0	0.0
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	0.0	0.0
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	0.0	0.0
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	231.4	227.3
Retained Earnings	2,044.7	2,012.7
Treasury Stock, at cost, 32.5 shares at March 31, 2011 and 32.3 shares at December 31, 2010	(2,238.9)	(2,214.1)
Accumulated Other Comprehensive Income (Loss)	(662.7)	(681.1)

Total D&B Shareholders’ Equity (Deficit)	(624.7)	(654.4)

Noncontrolling Interest	8.9	8.8

Total Equity (Deficit)	(615.8)	(645.6)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,825.5	$1,905.5

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2011	2010
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$48.3	$45.8
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	19.4	15.2
Amortization of Unrecognized Pension Loss	3.9	3.7
Income Tax Benefit from Stock-Based Awards	3.5	3.6
Excess Tax Benefit on Stock-Based Awards	(0.6)	(0.4)
Equity-Based Compensation	3.6	5.4
Restructuring Charge	4.2	4.6
Restructuring Payments	(4.1)	(6.6)
Deferred Income Taxes, Net	6.3	(1.5)
Accrued Income Taxes, Net	6.5	25.7
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	62.9	21.0
Decrease (Increase) in Other Current Assets	8.1	(2.4)
Increase in Deferred Revenue	26.4	44.2
Increase in Accounts Payable	1.6	2.5
Decrease in Accrued Liabilities	(52.0)	(23.4)
Increase in Other Accrued and Current Liabilities	7.9	1.4
Changes in Non-Current Assets and Liabilities:
Decrease (Increase) in Other Long-Term Assets	10.7	(3.1)
Net Decrease in Long-Term Liabilities	(24.5)	(9.6)
Net, Other Non-Cash Adjustments	3.8	2.4

Net Cash Provided by Operating Activities	135.9	128.5

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	0.0	(0.9)
Payments for Acquisitions of Businesses, Net of Cash Acquired	(0.3)	(0.5)
Cash Settlements of Foreign Currency Contracts	3.0	(7.8)
Capital Expenditures	(1.3)	(2.9)
Additions to Computer Software and Other Intangibles	(8.2)	(15.5)
Net, Other	(3.6)	0.0

Net Cash (Used in) Investing Activities	(10.4)	(27.6)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(33.7)	(64.8)
Net Proceeds from Stock-Based Awards	6.5	0.4
Payment of Bond Issuance Costs	(0.2)	0.0
Payments of Dividends	(17.9)	(17.8)
Proceeds from Borrowings on Credit Facilities	45.1	28.7
Payments of Borrowings on Credit Facilities	(127.1)	(39.5)
Excess Tax Benefit on Stock-Based Awards	0.6	0.4
Capital Lease and Other Long-Term Financing Obligation Payment	(2.5)	0.0
Net, Other	1.4	(0.1)

Net Cash Used in Financing Activities	(127.8)	(92.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	7.4	(12.4)

Increase (Decrease) in Cash and Cash Equivalents	5.1	(4.2)
Cash and Cash Equivalents, Beginning of Period	78.5	222.9

Cash and Cash Equivalents, End of Period	$83.6	$218.7

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Income Taxes, Net of Refunds	$12.8	$9.6
Interest	$0.8	$9.2

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

	For the Three Months Ended March 31, 2011 and 2010
					Accumulated Other Comprehensive Income (Loss)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Share- holders’ Equity (Deficit)	Non- controlling Interest	Total Equity (Deficit)	Compre- hensive Income (Loss)
	(Dollar amounts in millions, except per share data)
Balance, December 31, 2009	0.8	209.5	1,830.7	(2,097.7)	(161.4)	(524.6)	(3.0)	(745.7)	11.7	(734.0)
Net Income			47.0					47.0	(1.2)	45.8	$45.8
Purchase of shares		(0.2)						(0.2)	(0.2)	(0.4)
Equity-Based Plans		7.3		1.3				8.6		8.6
Treasury Shares Acquired				(64.8)				(64.8)		(64.8)
Pension Adjustments, net of tax of $7.5						11.2		11.2		11.2	2.1
Dividend Declared			(17.8)					(17.8)		(17.8)
Adjustments to Legacy Tax Matters		1.6						1.6		1.6
Change in Cumulative Translation Adjustment					(28.1)			(28.1)	(0.1)	(28.2)	(28.2)
Derivative Financial Instruments, no tax impact							(0.3)	(0.3)		(0.3)	(0.3)

Total Comprehensive Income (Loss)											$19.4

Balance, March 31, 2010	$0.8	$218.2	$1,859.9	$(2,161.2)	$(189.5)	$(513.4)	$(3.3)	$(788.5)	$10.2	$(778.3)

Comprehensive Income Attributable to the Noncontrolling Interest											1.3

Comprehensive Income Attributable to D&B											$20.7

Balance, December 31, 2010	0.8	227.3	2,012.7	(2,214.1)	(162.1)	(516.0)	(3.0)	(654.4)	8.8	(645.6)

Net Income			49.9					49.9	(1.6)	48.3	$48.3
Purchase of shares								0.0	1.7	1.7
Equity-Based Plans		2.5		8.9				11.4		11.4
Treasury Shares Acquired				(33.7)				(33.7)		(33.7)
Pension Adjustments, net of tax of $1.3						3.6		3.6		3.6	3.6
Dividend Declared			(17.9)					(17.9)		(17.9)
Adjustments to Legacy Tax Matters		1.6						1.6		1.6
Change in Cumulative Translation Adjustment					14.1			14.1		14.1	14.1
Derivative Financial Instruments, no tax impact							0.7	0.7		0.7	0.7

Total Comprehensive Income (Loss)											$66.7

Balance, March 31, 2011	$0.8	$231.4	$2,044.7	$(2,238.9)	$(148.0)	$(512.4)	$(2.3)	$(624.7)	$8.9	$(615.8)

Comprehensive Income Attributable to the Noncontrolling Interest											1.5

Comprehensive Income Attributable to D&B											$68.2

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Note 1 — Basis of Presentation

These interim unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2010. The unaudited consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.

All inter-company transactions have been eliminated in consolidation.

As of January 1, 2011, we began reporting our business through three segments:

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Japan and China); and

•	Europe and Other International Markets (which primarily consists of our operations in the United Kingdom (“UK”), Ireland, Netherlands, Belgium and Latin America).

The financial statements of the subsidiaries outside North America reflect results for the three months ended February 28 in order to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation due to the change in segment structure discussed above.

Significant Accounting Policies

With the exception of the adoption of an accounting pronouncement related to revenue recognition and an update to our goodwill accounting policy, discussed below, there have been no material changes to our significant accounting policies as described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K and Critical Accounting Policies for the year ended December 31, 2010.

Revenue Recognition

Effective January 1, 2011, we adopted Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition—Multiple-Deliverable Revenue Arrangements,” which amends guidance in Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition: Multiple-Element Arrangements,” on a prospective basis for all new or materially modified arrangements entered into on or after that date. The new standard:

•	Provides updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•

Requires an entity to allocate revenue in an arrangement using the best estimated selling prices (“BESP”) of each element if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	Eliminates the use the residual method and requires a vendor to allocate revenue using the relative selling price method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Multiple Element Arrangements

We have certain solution offerings that are sold as multi-element arrangements. The multiple element arrangements or deliverables may include access to our business information database, information data files, periodic data refreshes, software and services. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting. Most product and service deliverables qualify as separate units of accounting and can be sold standalone or in various combinations across our markets. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered items. If the arrangement includes a customer-negotiated refund or return right relative to the delivered items, and the delivery and performance of the undelivered item is considered probable and substantially in the our control, the delivered item constitutes a separate unit of accounting. The new guidance allows for deliverables with stand alone value in a multi-element arrangement for which revenue was previously deferred due to undelivered elements not having fair value of selling price to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.

If the deliverable or a group of deliverables meets the separation criteria, the total arrangement consideration is allocated to each unit of accounting based on its relative selling price. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.

We determine the selling price for each deliverable using VSOE, if it exists, TPE if VSOE does not exist, or BESP if neither VSOE nor TPE exist. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element.

Consistent with our methodology under the previous accounting guidance, we determine VSOE of a deliverable by monitoring the price at which we sell the deliverable on a standalone basis to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In certain instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to us infrequently selling each element separately, not pricing products or services within a set range, or only having a limited sales history. Where we are unable to establish VSOE, we may use the price at which we or a third party sell a similar product to similarly situated customers on a standalone basis. Generally, our offerings contain a level of differentiation such that comparable pricing of solutions with similar functionality or delivery cannot be obtained. Furthermore, we are rarely able to reliably determine what similar competitors’ selling prices are on a stand alone basis. Therefore, we typically are not able to determine TPE of selling price.

When we are unable to establish selling prices by using VSOE or TPE, we establish the BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the solution were sold on a stand alone basis. The determination of BESP is based on our review of available data points and consideration of factors such as but not limited to pricing practices, our growth strategy, geographies, customer segment and market conditions. The determination of BESP is made through consultation with and formal approval of our management, taking into consideration our go-to-market strategy.

We regularly review VSOE and have a review process for TPE and BESP and maintain internal controls over the establishment and updates of these estimates.

The adoption of this new authoritative guidance did not have a material impact on our consolidated financial statements and is not expected to have a material impact on our revenue in periods after the initial adoption when applied to multiple element agreements based on the currently anticipated business volume and pricing.

Prior to January 1, 2011 and pursuant to the previous accounting standards, we allocated revenue in a multiple element arrangement to each deliverable based on its relative fair value. If we did not have fair value for the delivered items, the contract fee was allocated to the undelivered items based on their fair values and the remaining residual amount, if any, was allocated to the delivered items. After the arrangement consideration, we apply the appropriate revenue recognition method from those described above for each unit of accounting, assuming all other revenue recognition criteria were met. All deliverables that do not meet the separation criteria are combined with an undelivered unit of accounting. We generally recognized revenue for a combined unit of accounting based on the method most appropriate for the last delivered item.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets with indefinite lives are not subject to amortization. Instead, the carrying amount of our goodwill and indefinite-lived intangibles is tested for impairment at least annually, in December, and between annual tests if events or significant changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized if the carrying amount exceeded the fair value.

We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. Our nine reporting units are North America, United Kingdom, Benelux, Latin America, Partnerships, Japan, Greater China, Australia and India. The authoritative guidance for goodwill specifies a two-step process for goodwill impairment testing and measuring the magnitude of any impairment. We perform a two-step goodwill impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the market approach. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings. For the market approach, we use judgment in identifying the relevant comparable-company market multiples (i.e. recent divestitures/acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired and no further testing is required. However, if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the magnitude of the impairment, which is the implied fair value of the reporting unit’s goodwill compared to the carrying value. The implied fair value of goodwill is the difference between the fair value of the reporting unit and the fair value of its identifiable net assets. If the carrying value of goodwill exceeds the implied fair value of goodwill, the impaired goodwill is written down to its implied fair value and an impairment loss equal to this difference is recorded in the period the impairment is identified, as operating expense.

Note 2 — Recent Accounting Pronouncements

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

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition—Multiple-Deliverable Revenue Arrangements,” which amends guidance in ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” The guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. It also provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The authoritative guidance requires new and expanded disclosures and is applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or retrospectively for all periods presented. We adopted the new authoritative guidance prospectively as of January 1, 2011. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements and is not expected to have a material impact on our revenue in periods after the initial adoption when applied to multiple element agreements based on the currently anticipated business volume and pricing.

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

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

During the three months ended March 31, 2011, we recorded a $4.2 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $4.2 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 95 employees were impacted. The cash payments for these employees will be substantially completed by the third quarter of 2011.

During the three months ended March 31, 2010, we recorded a $4.6 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $2.1 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 85 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.5 million were recorded.

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2010	$8.9	$0.5	$9.4
Charge Taken during First Quarter 2011	4.2	—	4.2
Payments/Pension Plan Settlement during First Quarter 2011	(5.1)	—	(5.1)

Balance Remaining as of March 31, 2011	$8.0	$0.5	$8.5

We incurred a settlement of $1.0 million in the first quarter of 2011 related to our Canadian Pension Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2009	$13.8	$0.7	$14.5
Charge Taken during First Quarter 2010	2.1	2.5	4.6
Payments during First Quarter 2010	(6.1)	(0.5)	(6.6)

Balance Remaining as of March 31, 2010	$9.8	$2.7	$12.5

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	At March 31, 2011	At December 31, 2010
Debt Maturing Within One Year:
Other	$2.1	$1.5

Total Debt Maturing Within One Year	$2.1	$1.5

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $1.0 million discount as of March 31, 2011 and December 31, 2010, respectively)	$699.0	$699.0
Fair Value Adjustment Related to Hedged Debt	(1.8)	(1.4)
Credit Facility	190.0	272.0
Other	1.4	2.4

Total Debt Maturing After One Year	$888.6	$972.0

Fixed-Rate Notes

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (“the 2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50% which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million to “Other Income (Expense)—Net” in the consolidated statement of operations. The 2015 notes of $299.0 million, net of a $1.0 million remaining discount, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at March 31, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges is to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions are accounted for as fair value hedges. We recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense)—Net” in the consolidated statement of operations. Approximately $0.5 million of derivative losses offset by a $0.4 million gain on the fair value adjustment related to the hedged debt were recorded for the three months ended March 31, 2011.

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below our A-credit rating we held on the date of issuance. After a rate adjustment, if our debt rating is subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below 6.00%. As of March 31, 2011, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. The 2013 notes are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at March 31, 2011.

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

Credit Facility

At March 31, 2011 and December 31, 2010, we had a $650 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $650 million credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. We were in compliance with these covenants at March 31, 2011 and at December 31, 2010.

At March 31, 2011 and December 31, 2010, we had $190.0 million and $272.0 million, respectively, of borrowings outstanding under the $650 million credit facility with weighted average interest rates of 0.44% and 0.68%, respectively. We borrowed under these facilities from time-to-time as of and for the three months ended March 31, 2011 to fund our working capital needs and share repurchases. The $650 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We did not borrow under our commercial paper program as of and for the three months ended March 31, 2011 or for the year ended December 31, 2010.

In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these swaps as cash flow hedges against variability in cash flows related to our $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. Approximately $1.1 million of net derivative losses associated with these swaps was included in AOCI at March 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Other

At March 31, 2011 and December 31, 2010, certain of our international operations had non-committed lines of credit of $3.1 million. There were borrowings outstanding under these lines of credit of $1.2 million and $1.9 million at March 31, 2011 and December 31, 2010, respectively. These arrangements have no material commitment fees and no compensating balance requirements.

At March 31, 2011 and December 31, 2010, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties and guarantees with our banks totaling $12.6 million and $12.3 million, respectively.

Cash paid for interest for all outstanding debt totaled $0.8 million and $9.2 million during the three months ended March 31, 2011 and 2010, respectively. The decrease in interest paid is attributable to the 2015 notes issued in November 2010. Interest is payable semi-annually, with the first payment due on May 15, 2011.

Note 5 — Earnings Per Share

In accordance with the authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 102,967 shares and 285,986 shares for the three months ended March 31, 2011 and 2010, respectively.

	For the Three Months Ended March 31,
	2011	2010
Net Income Attributable to D&B	$49.8	$47.0
Less: Allocation to Participating Securities	(0.1)	(0.3)

Net Income Attributable to D&B Common Shareholders - Basic and Diluted	$49.7	$46.7

Weighted Average Number of Shares Outstanding - Basic	49.5	50.4
Dilutive Effect of Our Stock Incentive Plans	0.5	0.5

Weighted Average Number of Shares Outstanding - Diluted	50.0	50.9

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.00	$0.93

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.00	$0.92

Stock-based awards to acquire 1,098,010 shares and 1,449,249 shares of common stock were outstanding at March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire 10 years from the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Our share repurchases were as follows:

	For the Three Months Ended March 31,
	2011			2010
	Shares		$ Amount	Shares		$ Amount
	(Dollar amounts in millions except share data)
Share Repurchase Programs	182,350	(a)	$15.0	343,584	(a)	$25.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	229,750	(b)	$18.7	497,069	(c)	39.8

Total Repurchases	412,100		$33.7	840,653		$64.8

(a)	In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009 upon completion of our then existing $400 million, two-year repurchase program. We anticipate that this program will be completed by March 2012.

(b)	In May 2010, our Board of Directors approved a new four-year, five million share repurchased program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This program commenced in October 2010 and expires in October 2014.

(c)	In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This program expired in August 2010 with 4,842,543 of the authorized 5,000,000 shares being repurchased over the life of the program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 6 — Other Accrued and Current Liabilities

	At March 31, 2011	At December 31, 2010
Restructuring Accruals	$8.5	$9.4
Professional Fees	43.9	32.6
Operating Expenses	27.9	29.2
Spin-Off Obligation(1)	20.5	23.0
Bond Interest Payable(2)	15.0	6.7
Other Accrued Liabilities	59.8	64.8

	$175.6	$165.7

(1)	In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the Internal Revenue Service (“IRS”) issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2009, and made estimated tax deposits for 2010 and 2011, consistent with the IRS’ rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2006 to 2010 of approximately $20.5 million in the aggregate for such years. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate, which represented the incremental tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS’ rulings. In February 2011, we paid Moody’s an additional sum of approximately $2.5 million. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $20.5 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.

(2)	The increase in bond interest payable to $15.0 million at March 31, 2011 from $6.7 million at December 31, 2010 is attributable to the 2015 notes issued in November 2010. Interest is payable semi-annually, with the first payment due on May 15, 2011.

Note 7 — Contingencies

We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to our consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded. Instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at March 31, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including ours, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Hoover’s. Hoover’s would not be required incur a liability as a result of this settlement. On October 6, 2009, the Court granted final approval to the settlement. Objectors to the settlement are proceeding with appeals to the Second Circuit seeking, among other things, a greater financial recovery for the purported class than would be allowed under the approved settlement. Plaintiffs have moved to dismiss each of the appeals.

We believe that we do not have a probable or reasonably possible loss exposure given the approved settlement. However, given the appeals noted above and the uncertainty of their impact should they be granted we currently cannot accurately predict the ultimate outcome of the matter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 8 — Income Taxes

For the three months ended March 31, 2011, our effective tax rate was 37.8% as compared to 44.9% for the three months ended March 31, 2010. Our effective tax rate for the three months ended March 31, 2011 was positively impacted by the receipt of a refund from the IRS for a legacy tax matter and negatively impacted by the sale of an investment in North America and increased spending on our Strategic Technology Investment in foreign jurisdictions with lower statutory tax rates. For the period ended March 31, 2011, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.

The effective tax rate for the three months ended March 31, 2010 was negatively impacted by the reduction of a deferred tax asset associated with our accrued liability for retiree drug subsidies related to the 2010 Patient Protection and Affordable Care Act which will make subsidy payments taxable in years beginning after December 31, 2012 and positively impacted by the release of reserves for uncertain tax positions following a favorable ruling in one of our international jurisdictions.

The total amount of gross unrecognized tax benefits as of March 31, 2011 was $153.5 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $122.3 million, net of tax benefits. For the three months ended March 31, 2011, we increased our unrecognized tax benefits by $2.8 million (net of decreases) from the year ended December 31, 2010. The increase primarily relates to global tax planning initiatives. We believe it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months, by approximately $36.4 million, as a result of not pursuing certain refund claims and the expiration of applicable statutes of limitation.

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

The IRS has completed its examination of our 2004, 2005 and 2006 tax years. As reported in our Annual Report on Form 10-K for the year ended December 31, 2010 the IRS proposed certain adjustments to our Research Tax Credits and Domestic Production Deduction. We agreed with the proposed Research Tax Credit adjustments which were fully reserved under authoritative guidance. We disagreed with the proposed Domestic Production Deduction adjustments and are currently having this matter reviewed by the IRS Office of Appeals. We expect this dispute will be resolved with 12-18 months. Should the IRS Office of Appeals decide in favor of the IRS, we do not expect the Domestic Production Deduction adjustment to have a material impact on our consolidated statement of operations or consolidated statement of cash flows.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense, net of tax benefits, recognized for the three months ended March 31, 2011 and 2010 was $0.7 million and $0.6 million, respectively. The total amount of accrued interest as of March 31, 2011 was $13.0 million, net of tax benefits, as compared to $10.3 million, net of tax benefits, as of March 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic (income) cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans		Postretirement Benefit Obligations
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2011	2010	2011	2010
Components of Net Periodic Cost (Income):
Service cost	$1.7	$1.6	$0.1	$0.2
Interest cost	21.4	22.8	0.2	0.7
Expected return on plan assets	(27.6)	(28.3)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(2.5)	(1.2)
Recognized actuarial loss (gain)	6.8	5.3	(0.5)	(0.5)

Net Periodic Cost (Income)	$2.4	$1.5	$(2.7)	$(0.8)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 that we expected to contribute $39.0 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $6.0 million to our postretirement benefit plan for the year ended December 31, 2011. As of March 31, 2011, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans of $12.6 million and postretirement benefit plan of $1.5 million, respectively.

We also incurred a settlement of $1.0 million in the first quarter of 2011 related to our Canadian Pension Plan. This settlement is associated with our Financial Flexibility initiatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 10 — Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. As of January 1, 2011 we manage our operations through the following three segments: North America (which consists of the U.S. and Canada), Asia Pacific (which primarily consists of our operations in Australia, Japan and China), and Europe and Other International Markets (which primarily consists of our operations in the UK, Ireland, Netherlands, Belgium and Latin America). Our customer solution sets are D&B Risk Management Solutions™, D&B Sales & Marketing Solutions™ and D&B Internet Solutions®. Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges, intercompany transactions and our Strategic Technology Investment because these charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility initiatives, are not allocated to our business segments.

	For the Three Months Ended March 31,
	2011	2010
Revenue:
North America	$291.2	$290.5
Asia Pacific	53.1	32.8
Europe and Other International Markets	59.3	59.5

Consolidated Core	403.6	382.8
Divested Business	—	14.4

Consolidated Total	$403.6	$397.2

Operating Income (Loss):
North America	$106.9	$105.3
Asia Pacific	(1.9)	0.1
Europe and Other International Markets	11.1	13.3

Total Divisions	116.1	118.7
Corporate and Other(1)	(26.8)	(25.4)

Consolidated Total	89.3	93.3
Non-Operating Income (Expense), Net	(12.1)	(10.2)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$77.2	$83.1

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended March 31,
	2011	2010
Corporate Costs	$(11.8)	$(14.0)
Transition Costs (costs to implement our
Financial Flexibility initiatives)	(0.9)	(2.0)
Restructuring Expense	(4.2)	(4.6)
Strategic Technology Investment	(9.9)	(4.8)

Total Corporate and Other	$(26.8)	$(25.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended March 31,
	2011	2010
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$179.6	$179.2
Sales & Marketing Solutions	82.5	84.0
Internet Solutions	29.1	27.3

North America Core Revenue	291.2	290.5
Divested Business(2)	—	14.4

Total North America Revenue	291.2	304.9

Asia Pacific:
Risk Management Solutions	37.2	17.4
Sales & Marketing Solutions	15.7	15.1
Internet Solutions	0.2	0.3

Asia Pacific Core Revenue	53.1	32.8
Divested Business(2)	—	—

Total Asia Pacific Revenue	53.1	32.8

Europe and Other International Markets:
Risk Management Solutions	49.7	50.6
Sales & Marketing Solutions	9.0	8.4
Internet Solutions	0.6	0.5

Europe and Other International Markets Core Revenue	59.3	59.5
Divested Business(2)	—	—

Total Europe and Other International Markets Revenue	59.3	59.5

Consolidated Total:
Risk Management Solutions	266.5	247.2
Sales & Marketing Solutions	107.2	107.5
Internet Solutions	29.9	28.1

Core Revenue	403.6	382.8
Divested Business(2)	—	14.4

Consolidated Total Revenue	$403.6	$397.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

(2)	On July 30, 2010, we completed the sale of substantially all of the assets and liabilities of our North American Self Awareness Solution business. This sale has been classified as a “Divestiture.” Our divested business contributed 4% of our total consolidated revenue for the three months ended March 31, 2010. The following table represents divested revenue by solution set:

For the Three Months Ended March 31, 2010
Divested Business:
Risk Management Solutions	$14.0
Sales & Marketing Solutions	—
Internet Solutions	0.4

Total Divested Revenue	$14.4

	At March 31, 2011	At December 31, 2010
Assets:
North America	$722.2	$798.5
Asia Pacific	449.5	462.9
Europe and Other International Markets	333.4	348.2

Total Divisions	1,505.1	1,609.6
Corporate and Other	320.4	295.9

Consolidated Total	$1,825.5	$1,905.5

Goodwill(3):
North America	$266.8	$266.3
Asia Pacific	223.0	218.3
Europe and Other International Markets	118.1	115.1

Consolidated Total	$607.9	$599.7

(3)	The increase in goodwill in the Asia Pacific and Europe and Other International Markets operating segments to $223.0 million and $118.1 million, respectively, at March 31, 2011 from $218.3 million and $115.1 million, respectively, at December 31, 2010 was primarily due to the positive impact of foreign currency translation.

Note 11 — Acquisition

Dun & Bradstreet Australia Holdings Limited

On August 31, 2010, we acquired 100% equity interest in Dun & Bradstreet Australia Holdings Limited (“D&B Australia”) for a net cash outlay of $204.5 million, subject to working capital adjustment, primarily with cash on hand internationally. Related to this acquisition, we entered into a hedge to protect the translation of the Australian Dollar-denominated purchase price into U.S. Dollars and realized a net derivative gain of $3.4 million in “Other Income (Expense)-Net” in our consolidated statement of operations. D&B Australia was a member of the D&B Worldwide Network and is the leading credit and information service provider in Australia and New Zealand.

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

The acquisition was valued at $209.5 million, including working capital adjustment of $1.6 million. Transaction costs of $3.2 million were included in operating expenses in the consolidated statement of operations. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of acquisition. The table below reflects the purchase price related to the acquisition, including the first quarter of 2011 adjustments to intangibles and deferred taxes, and the resulting purchase price allocations:

	Amortization Life (years)	Acquisition
Current Assets		$21.8
Intangible Assets:
Goodwill		150.3
Customer Relationships	10 - 14	29.0
Database	6	15.4
Technology	7.5	10.5
Reacquired Rights	12	11.5
Trade Name	Indefinite	0.8
Other		13.1

Total Assets Acquired		252.4

Current Liabilities		(21.9)
Noncurrent Liabilities		(21.0)

Total Liabilities Assumed		(42.9)

Total Purchase Price		$209.5

The goodwill was assigned to our Australia reporting unit, which is a part of our Asia Pacific segment. The primary item that generated the goodwill is the value of revenue growth from D&B Australia’s future customers and future technology development. The intangible assets, with useful lives from 6 to 14 years, are being amortized over a weighted-average useful life of 9.7 years. The intangibles have recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact the acquisition would have had on our results had the acquisition occurred at the beginning of 2010 is not material, and, as such, pro forma financial results have not been presented.

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

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at March 31, 2011 and December 31, 2010, in our opinion, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at March 31, 2011 and December 31, 2010, because we sell to a large number of customers in different geographical locations.

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, we assess quarterly whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of “Other Income (Expense)—Net” in our consolidated statement of operations. The effectiveness of hedge accounting is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively.

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015. In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges is to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions are accounted for as fair value hedges. We recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense)—Net” in our consolidated statement of operations. Approximately $0.5 million of derivative losses offset by a $0.4 million gain on the fair value adjustment related to the hedged debt were recorded for the three months ended March 31, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

In January 2009 and December 2008, we entered into interest rate swap agreements with an aggregate notional amount of $25 million and $75 million, respectively, and designated these swaps as cash flow hedges against variability in cash flows related to our bank revolving credit facility. These transactions are accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. At March 31, 2011, the balance of net derivative losses associated with these swaps included in AOCI was $1.1 million.

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

As of March 31, 2011 and 2010, the notional amount of our foreign exchange contracts were $362.1 million and $243.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$—	Other Current Assets	$—	Other Accrued & Current Liabilities	$3.2	Other Accrued & Current Liabilities	$2.9

Total derivatives designated as hedging instruments		$—		$—		$3.2		$2.9

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.3	Other Current Assets	$0.4	Other Accrued & Current Liabilities	$0.4	Other Accrued & Current Liabilities	$0.9
Foreign exchange option contracts	Other Current Assets	0.1	Other Current Assets	0.1	Other Accrued & Current Liabilities	—	Other Accrued & Current Liabilities	—

Total derivatives not designated as hedging instruments		$0.4		$0.5		$0.4		$0.9

Total Derivatives		$0.4		$0.5		$3.6		$3.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2011	2010		2011	2010		2011	2010
Interest rate contracts	$0.3	$(0.6)	Non-Operating Income (Expenses) -Net	$(0.4)	$(0.4)	Non-Operating Income (Expenses) -Net	$—	$—

	Gain or (Loss) Recognized in Income on Derivative
Derivatives in Fair Value Hedging Relationships	Location	For the Three Months Ended March 31, 2011	Hedged Item	Location	For the Three Months Ended March 31, 2011
Interest rate contracts	Non-Operating Income (Expenses) -Net	$(0.5)	Fixed-rate debt	Non-Operating Income (Expenses) -Net	$0.4

Our forward exchange contracts and foreign exchange options are not designated as hedging instruments under authoritative guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income On Derivative
		For the Three Months Ended March 31,
		2011	2010
Forward exchange contracts	Non-Operating Income (Expenses) - Net	$3.0	$(7.8)

Fair Value of Financial Instruments

Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term borrowings. We use short-term foreign exchange forward contracts to hedge short-term foreign currency-denominated loans, investments and certain third-party and intercompany transactions and, from time-to-time, we have used foreign exchange option contracts to reduce our International earnings exposure to adverse changes in foreign currency exchange rates. Fair value for derivative financial instruments is determined utilizing a market approach.

We have an established and well-documented process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, we use quotes from independent pricing vendors based on recent trading activity and other relevant information including market interest rate curves and referenced credit spreads.

In addition to utilizing external valuations, we conduct our own internal assessment of the reasonableness of the external valuations by utilizing a variety of valuation techniques including Black-Scholes option pricing and discounted cash flow models that are consistently applied. Inputs to these models include observable market data such as yield curves, and foreign exchange rates where applicable. Our assessments are designed to identify prices that appear stale, those that have changed significantly from prior valuations and other anomalies that may indicate that a price may not be accurate. We also follow established routines for reviewing and reconfirming valuations with the pricing provider, if deemed appropriate. In addition, the pricing provider has an established challenge process in place for all valuations, which facilitates identification and resolution of potentially erroneous prices. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, and our own creditworthiness and constraints on liquidity. For non-active markets that do not have observable pricing or sufficient trading volumes, or for positions that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate will be used.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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

The following table summarizes fair value measurements by level at March 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at March 31, 2011
Assets:
Cash Equivalents(1)	$12.0	$—	$—	$12.0
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$0.3	$—	$0.3
Foreign Exchange Option Contracts(2)	$—	$0.1	$—	$0.1

Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$0.4	$—	$0.4
Swap Arrangement(3)	$—	$3.2	$—	$3.2

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.
(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
(3)	Primarily represents our interest rate swap agreements including $1.1 million relate to cash flow hedges and $2.1 million related to fair value hedges. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2010
Assets:
Cash Equivalents(1)	$32.3	$—	$—	$32.3
Other Current Assets:
Foreign Exchange Forwards(2)	$—	$0.4	$—	$0.4
Foreign Exchange Option Contracts(2)	$—	$0.1	$—	$0.1

Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$—	$0.9	$—	$0.9
Swap Arrangement(3)	$—	$2.9	$—	$2.9

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.
(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
(3)	Primarily represents our interest rate swap agreements including $1.4 million relate to cash flow hedges and $1.5 million related to fair value hedges. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

At March 31, 2011 and December 31, 2010, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions are as follows:

	Balance at
	March 31, 2011		December 31, 2010
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term Debt	$699.0	$728.8	$699.0	$730.3

Credit Facilities	$190.0	$187.4	$272.0	$267.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Items Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. During the three months ended March 31, 2011 and 2010, we did not measure any assets or liabilities at fair value on a nonrecurring basis.

Note 13 — Divestiture

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

Our North American Self Awareness Solutions business provided credit on self products for small and micro businesses. The sale of this business provided us with the ability to better focus our resources on our core customer segments and maximize shareholder value.

Note 14 — Subsequent Events

Dividend Declaration

In May 2011, our Board of Directors approved the declaration of a dividend of $0.36 per share for the second quarter of 2011. This cash dividend will be payable on June 15, 2011 to shareholders of record at the close of business on May 27, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence ® for 170 years. Our global commercial database contains more than 195 million business records. The database is enhanced by our proprietary DUNSRight ® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

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

As of January 1, 2011, we began reporting our business through three segments:

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Japan and China); and

•	Europe and Other International Markets (which primarily consists of our operations in the United Kingdom (“UK”), Ireland, Netherlands, Belgium and Latin America).

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

On July 30, 2010, we completed the sale of substantially all of the assets and liabilities of our North American Self Awareness Solution business. This business has been classified as a “Divested Business.” This divested business contributed 5% of our North America total revenue for the three months ended March 31, 2010. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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

We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains, charges and intercompany transactions that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and charges” because such charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and charges are our restructuring charges, which result from a foundational element of our growth strategy that we refer to as Financial Flexibility. Through Financial Flexibility, management identifies opportunities to improve the performance of the business in terms of reallocating our spending from low-growth or low-value activities to activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. Management is committed through this process to examining our spending, and optimizing between variable and fixed costs to ensure flexibility in changes to our operating expense base as we make strategic choices. This enables us to continually and systematically identify improvement opportunities in terms of quality, cost and customer experience. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such non-core gains and charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance before non-core gains and charges and a significant percentage weight is placed upon performance before non-core gains and charges in determining whether performance objectives have been achieved. Management believes that by eliminating non-core gains and charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long-term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “Corporate and Other” expenses and are not allocated to our business segments. See Note 10 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for financial information regarding our segments.

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

In addition, we evaluate our North America Risk Management Solutions based on two metrics: (1) “subscription,” and “non-subscription,” and (2) “DNBi ®” and “non-DNBi.” We define “subscription” as contracts that allow customers’ unlimited use. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year and “non-subscription” as all other revenue streams. We define “DNBi” as our interactive, customizable online solution that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis and “non-DNBi” as all other revenue streams. Management believes these measures provide further insight into our performance and growth of our North America Risk Management Solutions revenue.

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

See “Results of Operations” below for a discussion of our results reported on a GAAP basis.

Overview

As of January 1, 2011, we began reporting our business through three segments:

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Japan and China); and

•	Europe and Other International Markets (which primarily consists of our operations in the UK, Ireland, Netherlands, Belgium and Latin America).

The financial statements of our subsidiaries outside North America reflect a fiscal quarter ended February 28 to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

The following table presents the contribution by segment to total revenue and core revenue:

	For the Three Months Ended March 31,
	2011	2010
Total Revenue:
North America	72%	77%
Asia Pacific	13%	8%
Europe and Other International Markets	15%	15%
Core Revenue:
North America	72%	76%
Asia Pacific	13%	9%
Europe and Other International Markets	15%	16%

The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Three Months Ended March 31,
	2011	2010
Total Revenue by Customer Solution Set(1):
Risk Management Solutions	66%	62%
Sales & Marketing Solutions	27%	27%
Internet Solutions	7%	7%
Core Revenue by Customer Solution Set:
Risk Management Solutions	66%	65%
Sales & Marketing Solutions	27%	28%
Internet Solutions	7%	7%

(1)	Our divested business contributed 4% of our total consolidated revenue for the three months ended March 31, 2010. See Note 10 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

Our customer solution sets are discussed in greater detail in “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Risk Management Solutions

Our Traditional Risk Management Solutions include our DNBi Solution and also consist of reports from our database used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2011	2010
Risk Management Solutions Revenue	75%	74%
Total Revenue	50%	46%
Core Revenue	50%	48%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2011	2010
Risk Management Solutions Revenue	19%	20%
Total Revenue	12%	13%
Core Revenue	12%	13%

Our Supply Management Solutions can help companies better understand the financial risks of their supply chains. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2011	2010
Risk Management Solutions Revenue	6%	6%
Total Revenue	4%	3%
Core Revenue	4%	4%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2011	2010
Sales & Marketing Solutions Revenue	37%	39%
Total Revenue	10%	10%
Core Revenue	10%	11%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2011	2010
Sales & Marketing Solutions Revenue	63%	61%
Total Revenue	17%	17%
Core Revenue	17%	17%

Critical Accounting Policies and Estimates

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

With the exception of the adoption of an accounting pronouncement related to revenue recognition and an update to our goodwill accounting policy, discussed below, there have been no material changes to our significant accounting policies as described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue Recognition

Effective January 1, 2011, we adopted Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition—Multiple-Deliverable Revenue Arrangements,” which amends guidance in Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition: Multiple-Element Arrangements,” on a prospective basis for all new or materially modified arrangements entered into on or after that date. The new standard:

•	Provides updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•

Requires an entity to allocate revenue in an arrangement using the best estimated selling prices (“BESP”) of each element if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	Eliminates the use the residual method and requires a vendor to allocate revenue using the relative selling price method.

Multiple Element Arrangements

We have certain solution offerings that are sold as multi-element arrangements. The multiple element arrangements or deliverables may include access to our business information database, information data files, periodic data refreshes, software and services. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting. Most product and service deliverables qualify as separate units of accounting and can be sold standalone or in various combinations across our markets. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered items. If the arrangement includes a customer-negotiated refund or return right relative to the delivered items, and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered item constitutes a separate unit of accounting. The new guidance allows for deliverables with stand alone value in a multi-element arrangement for which revenue was previously deferred due to undelivered elements not having fair value of selling price to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.

If the deliverable or a group of deliverables meets the separation criteria, the total arrangement consideration is allocated to each unit of accounting based on its relative selling price. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.

We determine the selling price for each deliverable using VSOE, if it exists, TPE if VSOE does not exist, or BESP if neither VSOE nor TPE exist. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element.

Consistent with our methodology under the previous accounting guidance, we determine VSOE of a deliverable by monitoring the price at which we sell the deliverable on a standalone basis to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In certain instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to us infrequently selling each element separately, not pricing products or services within a set range, or only having a limited sales history. Where we are unable to establish VSOE, we may use the price at which we or a third party sell a similar product to similarly situated customers on a standalone basis. Generally, our offerings contain a level of differentiation such that comparable pricing of solutions with similar functionality or delivery cannot be obtained. Furthermore, we are rarely able to reliably determine what similar competitors’ selling prices are on a stand alone basis. Therefore, we typically are not able to determine TPE of selling price.

When we are unable to establish selling prices by using VSOE or TPE, we establish the BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the solution were sold on a stand alone basis. The determination of BESP is based on our review of available data points and consideration of factors such as but not limited to pricing practices, our growth strategy, geographies, customer segment and market conditions. The determination of BESP is made through consultation with and formal approval of our management, taking into consideration our go-to-market strategy.

We regularly review VSOE and have a review process for TPE and BESP and maintain internal controls over the establishment and updates of these estimates.

The adoption of this new authoritative guidance did not have a material impact on our consolidated financial statements and is not expected to have a material impact on our revenue in periods after the initial adoption when applied to multiple element agreements based on the currently anticipated business volume and pricing.

Prior to January 1, 2011 and pursuant to the previous accounting standards, we allocated revenue in a multiple element arrangement to each deliverable based on its relative fair value. If we did not have fair value for the delivered items, the contract fee was allocated to the undelivered items based on their fair values and the remaining residual amount, if any, was allocated to the delivered items. After the arrangement consideration, we apply the appropriate revenue recognition method from those described above for each unit of accounting, assuming all other revenue recognition criteria were met. All deliverables that do not meet the separation criteria are combined with an undelivered unit of accounting. We generally recognized revenue for a combined unit of accounting based on the method most appropriate for the last delivered item.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets with indefinite lives are not subject to amortization. Instead, the carrying amount of our goodwill and indefinite-lived intangibles is tested for impairment at least annually, in December, and between annual tests if events or significant changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized if the carrying amount exceeded the fair value.

We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. Our nine reporting units are North America, United Kingdom, Benelux, Latin America, Partnerships, Japan, Greater China, Australia and India. The authoritative guidance for goodwill specifies a two-step process for goodwill impairment testing and measuring the magnitude of any impairment. We perform a two-step goodwill impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the market approach. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings. For the market approach, we use judgment in identifying the relevant comparable-company market multiples (i.e. recent divestitures/acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired and no further testing is required. However, if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the magnitude of the impairment, which is the implied fair value of the reporting unit’s goodwill compared to the carrying value. The implied fair value of goodwill is the difference between the fair value of the reporting unit and the fair value of its identifiable net assets. If the carrying value of goodwill exceeds the implied fair value of goodwill, the impaired goodwill is written down to its implied fair value and an impairment loss equal to this difference is recorded, in the period the impairment is identified, as operating expense.

In order to evaluate the sensitivity of the fair value calculations relating to our goodwill impairment assessment, we applied hypothetical decreases to the estimated fair values of each of our reporting units. We determined that a decrease in fair value of at least 20% would be required before any reporting unit would have a carrying value in excess of its fair value.

Therefore, we believe that none of our reporting units are at risk of failing step one of the goodwill impairment test. The allocated goodwill by reportable segment is as follows:

	Number of Reporting Units	As of March 31, 2011	As of December 31, 2010
North America	1	$266.8	$266.3
Asia Pacific	4	223.0	218.3
Europe and Other International	4	118.1	115.1

		$607.9	$599.7

Note: On August 31, 2010, we acquired a 100% equity interest in Dun & Bradstreet Australia Holdings Limited which is part of our Asia Pacific segment and generated approximately $151 million of additional goodwill.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in Item 1. of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2010, all of which have been prepared in accordance with GAAP.

Consolidated Revenue

The following table presents our core and total revenue by segment:

	For the Three Months Ended March 31,
	2011	2010
	(Amounts in millions)
Revenue:
North America	$291.2	$290.5
Asia Pacific	53.1	32.8
Europe and Other International Markets	59.3	59.5

Core Revenue	403.6	382.8
Divested Businesses	—	14.4

Total Revenue	$403.6	$397.2

The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended March 31,
	2011	2010
	(Amounts in millions)
Revenue:
Risk Management Solutions	$266.5	$247.2
Sales & Marketing Solutions	107.2	107.5
Internet Solutions	29.9	28.1

Core Revenue	403.6	382.8
Divested Businesses	—	14.4

Total Revenue	$403.6	$397.2

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Total revenue increased $6.4 million, or 2% (1% increase before the effect of foreign exchange), for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase in total revenue was primarily driven by an increase in Asia Pacific total revenue of $20.3 million, or 62% (55% increase before the effect of foreign exchange), partially offset by a decrease in North America total revenue of $13.7 million, or 5% (both before and after the effect of foreign exchange) and a decrease in Europe and Other International Markets of $0.2 million, or 1% (2% increase before the effect of foreign exchange). North America total revenue was negatively impacted by the divested North American Self Awareness Solutions business in the third quarter of 2010, which we reclassified as a divested business and accounted for $14.4 million for the three months ended March 31, 2010.

Core revenue, which reflects total revenue less revenue from a divested business, increased $20.8 million, or 5% (both before and after the effect of foreign exchange), for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The primary drivers of this change are:

•	Increased revenue as a result of the acquisition of D&B Australia which we consolidated in the fourth quarter of 2010, which contributed five points of the growth; and

•	The positive impact of foreign exchange;

partially offset by:

•	Lower transactional volumes as well as lower demand in earlier periods for our ratable subscription products.

Customer Solution Sets

On a customer solution set basis, core revenue reflects:

•

A $19.3 million, or 8% increase (7% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Asia Pacific of $19.8 million, or 114% (104% increase before the effect of foreign exchange), and an increase in revenue in North America of $0.4 million, or less than 1% (less than 1% decrease before the effect of foreign exchange), partially offset by a decrease in revenue in Europe and Other International Markets of $0.9 million, or 2% (1% increase before the effect of foreign exchange);

•

A $0.3 million, or less than 1% decrease (1% decrease before the effect of foreign exchange), in Sales & Marketing Solutions. The decrease was driven by a decrease in revenue in North America of $1.5 million, or 2% (both before and after the effect of foreign exchange), partially offset by an increase in revenue in Asia Pacific of $0.6 million, or 4% (less than 1% decrease before the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $0.6 million, or 6% (9% increase before the effect of foreign exchange); and

•

A $1.8 million, or 6% increase (both before and after the effect of foreign exchange), in Internet Solutions. The increase was driven by an increase in revenue in North America of $1.8 million, or 7% (6% increase before the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $0.1 million, or 13% (15% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Asia Pacific of $0.1 million, or 12% (15% decrease before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010
	(Amounts in millions)
Operating Expenses	$137.2	$132.3
Selling and Administrative Expenses	153.5	151.8
Depreciation and Amortization	19.4	15.2
Restructuring Charge	4.2	4.6

Operating Costs	$314.3	$303.9

Operating Income	$89.3	$93.3

Operating Expenses

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Operating expenses increased $4.9 million, or 4%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase was primarily due to the following:

•	Increased data acquisition costs and fulfillment costs primarily associated with our acquisition of D&B Australia which we consolidated in the fourth quarter of 2010;

•

Increased costs associated with our Strategic Technology Investment designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers;

•	Increased compensation costs; and

•	The negative impact of foreign exchange;

partially offset by:

•	Lower technology expenses related to reduced data center costs and lower costs on enhancements of existing systems.

Selling and Administrative Expenses

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Selling and administrative expenses increased $1.7 million, or 1%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase was primarily due to the following:

•	Increased selling expenses primarily associated with our acquisition of D&B Australia which we consolidated in the fourth quarter of 2010;

•	Increased compensation costs; and

•

Increased costs associated with our Strategic Technology Investment designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers;

partially offset by:

•	Lower expenses related to our divestiture of our North American Self Awareness Solution business;

•	Decreased costs associated with investments; and

•	Our ongoing reengineering efforts.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and 401(k) Plan

We had net pension cost of $2.4 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively. Higher pension cost in 2011 was primarily driven by lower expected return from our U.S. Qualified plan assets resulting from lower market-related value of plan assets, partially offset by lower pension cost in 2011 for our International plan primarily due to a statutory change in the inflation assumption which results in lower interest cost and lower actuarial loss amortization.

We had postretirement benefit income of $2.7 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively. The increase in income from 2010 to 2011 was primarily due to higher amortization of prior service credits. Effective July 1, 2010, in connection with the Health Care and Education Reconciliation Act of 2010, we converted the current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (“EGWP”). Beginning in 2013, we will use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions. As a result, we reduced our accumulated postretirement obligation by $21 million in the third quarter of 2010, which will be amortized over approximately four years.

We had expense associated with our 401(k) Plan of $3.2 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively. The increase in expense in 2011 was due to the amendment of our employer matching provision in the 401(k) Plan effective in April 2010, to increase the employer maximum match from 50% of three percent (3%) to 50% of seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations.

Stock-Based Compensation

For the three months ended March 31, 2011, we recognized total stock-based compensation expense of $3.6 million, compared to $5.4 million for the three months ended March 31, 2010.

Expense associated with our stock option programs was $1.0 million for the three months ended March 31, 2011, compared to $2.2 million for the three months ended March 31, 2010. The decrease was primarily due to a decrease in the fair value of the stock options issued over the past several years.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $2.3 million for the three months ended March 31, 2011, compared to $3.0 million for the three months ended March 31, 2010. The decrease was primarily due to a decrease in the fair value of the awards issued over the past several years.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.3 million for the three months ended March 31, 2011, compared to $0.2 million for the three months ended March 31, 2010.

We expect total equity-based compensation of approximately $16.9 million for 2011. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization increased $4.2 million, or 28%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. This increase was primarily driven by an increase in amortization of acquired intangible assets resulting from our acquisitions and increased capital costs for revenue generating investments (i.e., Strategic Technology Investment, Hoover’s replatform).

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

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

During the three months ended March 31, 2011, we recorded a $4.2 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $4.2 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 95 employees were impacted. The cash payments for these employees will be substantially completed by the third quarter of 2011.

During the three months ended March 31, 2010, we recorded a $4.6 million restructuring charge in connection with the Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $2.1 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 85 employees were impacted; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.5 million were recorded.

Interest Income (Expense) — Net

The following table presents our “Interest Income (Expense) – Net” for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010
	(Amounts in millions)
Interest Income	$0.4	$0.5
Interest Expense	(9.2)	(11.5)

Interest Income (Expense) - Net	$(8.8)	$(11.0)

For the three months ended March 31, 2011, interest income decreased $0.1 million and interest expense decreased $2.3 million as compared to the three months ended March 31, 2010. The decrease in interest income is primarily attributable to lower amounts of cash. The decrease in interest expense is primarily attributable to lower interest rates.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010
	(Amounts in millions)
Effect of Legacy Tax Matters	$0.2	$0.3
Loss on Sale of Investment(a)	(3.2)	—
Miscellaneous Other Income (Expense) - Net(b)	(0.3)	0.5

Other Income (Expense) - Net	$(3.3)	$0.8

(a)	During the three months ended March 31, 2011, we sold an investment in North America for a loss of $3.2 million.
(b)	Miscellaneous Other (Expense) – Net increased for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily due to foreign exchange.

Provision for Income Taxes

For the three months ended March 31, 2011, our effective tax rate was 37.8% as compared to 44.9% for the three months ended March 31, 2010. Our effective tax rate for the three months ended March 31, 2011 was positively impacted by the receipt of a refund from the Internal Revenue Service (“IRS”) for a legacy tax matter and negatively impacted by the sale of an investment in North America and increased spending on our Strategic Technology Investment in foreign jurisdictions with lower statutory tax rates. For the period ended March 31, 2011, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.

The effective tax rate for the three months ended March 31, 2010 was negatively impacted by the reduction of a deferred tax asset associated with our accrued liability for retiree drug subsidies related to the 2010 Patient Protection and Affordable Care Act

which will make subsidy payments taxable in years beginning after December 31, 2012 and positively impacted by the release of reserves for uncertain tax positions following a favorable ruling in one of our international jurisdictions.

The total amount of gross unrecognized tax benefits as of March 31, 2011 was $153.5 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $122.3 million, net of tax benefits. For the three months ended March 31, 2011, we increased our unrecognized tax benefits by $2.8 million (net of decreases) from the year ended December 31, 2010. The increase primarily relates to global tax planning initiatives. We believe it is reasonably possible that the unrecognized tax benefits could decrease within the next twelve months, by approximately $36.4 million, as a result of not pursuing certain refund claims and the expiration of applicable statutes of limitation.

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

The IRS has completed its examination of our 2004, 2005 and 2006 tax years. As reported in our Annual Report on Form 10-K for the year ended December 31, 2010 the IRS proposed certain adjustments to our Research Tax Credits and Domestic Production Deduction. We agreed with the proposed Research Tax Credit adjustments which were fully reserved under authoritative guidance. We disagreed with the proposed Domestic Production Deduction adjustments and are currently having this matter reviewed by the IRS Office of Appeals. We expect this dispute will be resolved with 12-18 months. Should the IRS Office of Appeals decide in favor of the IRS, we do not expect the Domestic Production Deduction adjustment to have a material impact on our consolidated statement of operations or consolidated statement of cash flows.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense, net of tax benefits, recognized for the three months ended March 31, 2011 and 2010 was $0.7 million and $0.6 million, respectively. The total amount of accrued interest as of March 31, 2011 was $13.0 million, net of tax benefits, as compared to $10.3 million, net of tax benefits, as of March 31, 2010.

Earnings per Share

In accordance with the authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 102,967 shares and 285,986 shares for the three months ended March 31, 2011 and 2010, respectively.

The following table sets forth our EPS for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.00	$0.93

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.00	$0.92

For the three months ended March 31, 2011, basic EPS attributable to D&B common shareholders increased 8%, compared with the three months ended March 31, 2010, due to an increase of 7% in Net Income Attributable to D&B common shareholders and a 2% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases.

For the three months ended March 31, 2011, diluted EPS attributable to D&B common shareholders increased 9%, compared with the three months ended March 31, 2010, due to an increase of 7% in Net Income Attributable to D&B common shareholders and a 2% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases.

Segment Results

As of January 1, 2011, we began reporting our business through three segments:

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Japan and China); and

•	Europe and Other International Markets (which primarily consists of our operations in the United Kingdom (“UK”), Ireland, Netherlands, Belgium and Latin America).

The segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

North America

North America is our largest segment representing 72% of our total revenue for the three months ended March 31, 2011 compared to 77% of our total revenue for the three months ended March 31, 2010.

On July 30, 2010, we completed the sale of substantially all of the assets and liabilities of our North American Self Awareness Solution business. This business has been classified as a “Divested Business.” See Note 17 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for further detail. This divested business contributed 5% of our North America total revenue for the three months ended March 31, 2010.

In addition, the segment percentage decline in our North America revenue from 77% for the three months ended March 31, 2010 to 72% for the three months ended March 31, 2011 was impacted by the acquisition of D&B Australia in the third quarter of 2010 in our Asia Pacific market.

North America represented 72% of our core revenue for the three months ended March 31, 2011 compared to 76% of our core revenue for the three months ended March 31, 2010.

The following table presents our North America revenue by customer solution set and North America operating income for the three months ended March 31, 2011 and 2010.

Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set.

	For the Three Months Ended March 31,
	2011	2010
	(Amounts in millions)
Revenue:
Risk Management Solutions	$179.6	$179.2
Sales & Marketing Solutions	82.5	84.0
Internet Solutions	29.1	27.3

North America Core Revenue	291.2	290.5
Divested Business	—	$14.4

North America Total Revenue	$291.2	$304.9

Operating Income	$106.9	$105.3

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

North America Overview

North America total revenue decreased $13.7 million, or 5% (both before and after the effect of foreign exchange), for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. North America total revenue was negatively impacted by the divestiture of our North American Self Awareness Solution business in the third quarter of 2010, which we reclassified as a divested business and accounted for $14.4 million for the three months ended March 31, 2010. Excluding the impact of the divestiture, core revenue increased $0.7 million, or less than 1% (both before and after the effect of foreign exchange).

North America Customer Solution Sets

On a customer solution set basis, the $0.7 million increase in core revenue for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $0.4 million, or less than 1% (less than 1% decrease before the effect of foreign exchange).

On a customer solution set basis, the $0.4 million increase in Risk Management Solutions for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, reflects:

Traditional Risk Management Solutions, which accounted for 70% of total North America Risk Management Solutions, decreased 1% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Lower volumes of credit origination resulting in lower transactional volumes as well as a lower demand in earlier periods for our ratable subscription products;

partially offset by:

•

Year-over-year growth in our DNBi subscription plans due to continued high retention and increased dollar spend per customer resulting from an increased emphasis on our value proposition; and higher purchases from our existing customers as they converted from our legacy products to subscription plans for DNBi, including the customers who previously purchased value-added solutions. These subscription plans provide our customers with unlimited use of our Risk Management reports and data.

We continue to see mid single digit price increases when existing customers renew these subscription plans and when customers convert to DNBi. However, with more than half of our Risk Management Solutions revenue derived from DNBi, we have a far smaller base available for conversion in the future.

Value-Added Risk Management Solutions, which accounted for 22% of total North America Risk Management Solutions, decreased 1% (2% decrease before the effect of foreign exchange). This was primarily due to:

•	A shift in product mix to our DNBi subscriptions plans from older Value-Added Risk Management Solutions (as noted above);

•	Lower spend from certain large customers; and

•

The impact of lower volumes of credit origination due to the macroeconomic environment has translated into lower transactional volumes as well as a lower demand in earlier periods for our ratable subscription products (as noted above).

Supply Management Solutions, which accounted for 8% of total North America Risk Management Solutions, increased 12% (both before and after the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	A decrease in Sales & Marketing Solutions of $1.5 million, or 2% (both before and after the effect of foreign exchange).

On a customer solution set basis, the $1.5 million decrease in Sales & Marketing Solutions for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, reflects:

Traditional Sales & Marketing Solutions, which accounted for 29% of total North America Sales & Marketing Solutions, decreased 16% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•

Lower purchases from our customers due to a slow economic recovery and continued budgetary pressures. These budgetary pressures have caused our customers to further focus their marketing efforts and, in some cases, shift from direct mail activities to digital marketing to reduce costs.

Value-Added Sales & Marketing Solutions, which accounted for 71% of total North America Sales & Marketing Solutions, increased 6% (both before and after the effect of foreign exchange). The increase was primarily due to:

•

Cross-selling of our Sales & Marketing Solutions value-added solutions into our customer base, and cross-selling within the Sales & Marketing Solutions value-added solutions customer base (including the cross-selling of new solutions for digital marketing); and

•	New customer acquisition and increased commitments within certain of our solutions.

Internet Solutions

•

An increase in Internet Solutions of $1.8 million, or 7% (6% increase before the effect of foreign exchange), as a result of increased customer acquisition and continued growth in our subscription revenue at Hoover’s partially offset by lower purchases of our Internet advertising solutions.

We expect the North American segment to perform better than 2010. Specifically, we expect revenue growth for 2011 to be in the low single digits. We expect growth in the second half of the year to be better than the first half as we gain traction on the launch of new products such as DNBi Pro and D&B360, all of which have ratable revenue.

North America Operating Income

North America operating income for the quarter ended March 31, 2011 was $106.9 million, compared to $105.3 million for the quarter ended March 31, 2010, an increase of $1.6 million, or 2%. The increase in operating income was primarily attributable to:

•	Lower technology expenses related to reduced data center costs and lower costs on enhancements of existing systems;

•	Lower costs as a result of our divestiture of our North American Self Awareness Solution business; and

•	Lower costs as a result of our reengineering efforts;

partially offset by:

•	A decrease in North America total revenue; and

•	An increase in compensation expenses primarily related to bonus accrual and commission expenses.

Asia Pacific

Asia Pacific represented 13% of our total revenue for the three months ended March 31, 2011, as compared to 8% of our total revenue for the three months ended March 31, 2010.

Asia Pacific represented 13% of our core revenue for the three months ended March 31, 2011, as compared to 9% for the three months ended March 31, 2010.

The percentage change in our Asia Pacific revenue from the three months ended March 31, 2010 to the three months ended March 31, 2011 was impacted by the acquisition of D&B Australia in the third quarter of 2010.

There were no divestitures within this segment during the three months ended March 31, 2011 and 2010. The following table presents our Asia Pacific revenue by customer solution set and Asia Pacific operating income for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011	2010
	(Amounts in millions)
Revenue:
Risk Management Solutions	$37.2	$17.4
Sales & Marketing Solutions	15.7	15.1
Internet Solutions	0.2	0.3

Asia Pacific Total and Core Revenue	$53.1	$32.8

Operating Income	$(1.9)	$0.1

Asia Pacific Overview

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Asia Pacific total and core revenue increased $20.3 million, or 62% (55% increase before the effect of foreign exchange), for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The acquisition of D&B Australia contributed fifty-eight points of growth before the impact of foreign exchange to total revenue growth during the first quarter of 2011.

Asia Pacific Customer Solution Sets

On a customer solution set basis, the $20.3 million increase in Asia Pacific total and core revenue for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $19.8 million, or 114% (104% increase before the effect of foreign exchange) primarily due to the acquisition of D&B Australia in the third quarter of 2010.

On a customer solution set basis, the $19.8 million increase in Risk Management Solutions for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, reflects:

Traditional Risk Management Solutions, which accounted for 95% of Asia Pacific Risk Management Solutions, increased 119% (109% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

•	Increased revenue as a result of the acquisition of D&B Australia which we consolidated in the fourth quarter of 2010; and

•	The positive impact of foreign exchange.

Value-Added Risk Management Solutions, which accounted for 5% of Asia Pacific Risk Management Solutions, increased 43% (37% increase before the effect of foreign exchange) primarily due to increased revenue as a result of the acquisition of D&B Australia which we consolidated in the fourth quarter of 2010.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $0.6 million, or 4% (less than 1% decrease before the effect of foreign exchange).

On a customer solution set basis, the $0.6 million increase in Sales & Marketing Solutions for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, reflects:

Traditional Sales & Marketing Solutions, which accounted for 67% of Asia Pacific Sales & Marketing Solutions, increased 23% (20% increase before the effect of foreign exchange). This increase was primarily due to:

•	Increased purchases by new and existing customers in certain of our markets; and

•	Increased revenue as a result of the acquisition of D&B Australia which we consolidated in the fourth quarter of 2010.

Value-Added Sales & Marketing Solutions, which accounted for 33% of Asia Pacific Sales & Marketing Solutions, decreased 21% (27% decrease before the effect of foreign exchange). This was primarily due to:

•	A shift in timing of renewals from the first quarter of 2011 to the second quarter of 2011 in our Japan market; and

•	Lower purchases by existing customers in certain of our Asia Pacific markets. Customers in this region are carefully managing their value-added marketing spend due to continued economic pressures.

Internet Solutions

•	A decrease in our Internet Solutions of $0.1 million, or 12% (15% decrease before the effect of foreign exchange), on a small base.

Asia Pacific Operating Income

Asia Pacific operating loss for the three months ended March 31, 2011 was $1.9 million, compared to operating income of $0.1 million for the three months ended March 31, 2010, a decrease of $2.0 million primarily due to revenue decline in certain of our Asia Pacific markets, where expenses are more fixed in nature.

Europe and Other International Markets

Europe and Other International Markets represented 15% of our total revenue for each of the three months ended March 31, 2011 and 2010.

Europe and Other International Markets represented 15% of our core revenue for the three months ended March 31, 2011, as compared to 16% for the three months ended March 31, 2010.

There were no divestitures within this segment during the three months ended March 31, 2011 and 2010. The following table presents our Europe and Other International Markets revenue by customer solution set and Europe and Other International Markets operating income for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011	2010
	(Amounts in millions)
Revenue:
Risk Management Solutions	$49.7	$50.6
Sales & Marketing Solutions	9.0	8.4
Internet Solutions	0.6	0.5

Europe and Other International Markets Total and Core Revenue	$59.3	$59.5

Operating Income	$11.1	$13.3

Europe and Other International Markets Overview

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Europe and Other International Markets total and core revenue decreased $0.2 million, or 1% (2% increase before the effect of foreign exchange), for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Europe and Other International Markets Customer Solution Sets

On a customer solution set basis, the $0.2 million decrease in Europe and Other International Markets total and core revenue for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $0.9 million, or 2% (1% increase before the effect of foreign exchange).

On a customer solution set basis, the $0.9 million decrease in Risk Management Solutions for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, reflects:

Traditional Risk Management Solutions, which accounted for 79% of Europe and Other International Markets Risk Management Solutions, decreased 2% (1% increase before the effect of foreign exchange). The decrease in Traditional Risk Management solutions was primarily due to:

•	Lower transactional volumes as well as lower demand in earlier periods for our ratable subscription products in our UK market; and

•	The negative impact of foreign exchange.

Value-Added Risk Management Solutions, which accounted for 20% of Europe and Other International Markets Risk Management Solutions, increased 3% (4% increase before the effect of foreign exchange) primarily due to increased purchases as a result of new project-oriented business.

Supply Management Solutions, which accounted for 1% of Europe and Other International Markets Risk Management Solutions, decreased 31% (32% decrease before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $0.6 million, or 6% (9% increase before the effect of foreign exchange).

On a customer solution set basis, the $0.6 million increase in Sales & Marketing Solutions for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, reflects:

Traditional Sales & Marketing Solutions, which accounted for 66% of Europe and Other International Markets Sales & Marketing Solutions, increased 23% (26% increase before the effect of foreign exchange). This increase was primarily due to:

•

Increased purchases by new and existing customers in certain of our markets. Customers in this region are carefully managing their value-added marketing spend due to continued economic pressures; however, we are experiencing a slight increase in spend in marketing activities.

Value-Added Sales & Marketing Solutions, which accounted for 34% of Europe and Other International Markets Sales & Marketing Solutions, decreased 16% (14% decrease before the effect of foreign exchange). This was primarily due to a decrease in revenue for fulfillment services to our D&B Worldwide Network.

Internet Solutions

•	An increase in our Internet Solutions of $0.1 million, or 13% (15% increase before the effect of foreign exchange), on a small base.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the three months ended March 31, 2011 was $11.1 million, compared to $13.3 million for the three months ended March 31, 2010, a decrease of $2.2 million, or 17%, primarily due to increased operating expenses, higher year-over-year amortization related to the roll-out of DNBi and the negative impact of foreign exchange.

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

•

The profitability of our segments outside of North America depends on our ability to identify and execute on various initiatives, such as the continued implementation of subscription plan pricing, such as DNBi, and successfully managing our D&B Worldwide Network, and our ability to identify and contend with various challenges present in foreign markets, such as local competition and the availability of public records at no cost, or the adoption of new laws or regulations governing the collection, compilation, use and/ or publication of information, particularly in emerging markets;

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

We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (twelve months or less), including restructuring charges, transition costs, our Strategic Technology Investment, contractual obligations and contingencies (see Note 7 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. Such borrowings would be supported by our credit facility, when needed.

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

Cash Provided by Operating Activities

Net cash provided by operating activities was $135.9 million and $128.5 million for the three months ended March 31, 2011 and 2010, respectively. The $7.4 million increase was primarily driven by:

•

A decrease in bond interest payment attributable to the senior notes with a face value of $300 million issued in November 2010 that mature on November 15, 2015 (the “2015 notes”). Interest is payable semi-annually, with the first payment due on May 15, 2011; and

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses;

partially offset by:

•	Increased spend related to our Strategic Technology Investment.

Cash Used in Investing Activities

Net cash used in investing activities was $10.4 million for the three months ended March 31, 2011, as compared to net cash used in investing activities of $27.6 million for the three months ended March 31, 2010. The $17.2 million change primarily reflects the following activities:

•

Cash settlements of our foreign currency contracts for our hedged transactions resulted in $3.0 million of cash inflow for the three months ended March 31, 2011 as compared to $7.8 million cash outflow during the three months ended March 31, 2010; and

•

A decrease in additions to computer software and other intangibles and capital expenditures as large projects occurred in the prior year period (e.g., Acxiom data center migration and Hoover’s replatform).

Cash Used in Financing Activities

Net cash used in financing activities was $127.8 million and $92.7 million for the three months ended March 31, 2011 and 2010, respectively. As set forth below, this $35.1 million change primarily relate to contractual obligations, share repurchases and stock-based programs.

Contractual Obligations

Credit Facility

At December 31, 2007, we had a $500 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. We had $190.0 million and $247.3 million of borrowings outstanding under the $650 million credit facility at March 31, 2011 and 2010, respectively. We borrowed under these facilities from time-to-time during the three months ended March 31, 2011 to fund our share repurchases, acquisition strategy and working capital needs.

Share Repurchases

During the three months ended March 31, 2011, we repurchased 412,100 shares of common stock for $33.7 million. The share repurchases are comprised of the following programs:

•

In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009. We repurchased 182,350 shares of common stock for $15.0 million under this repurchase program during the three months ended March 31, 2011. We anticipate that this program will be completed by March 2012; and

•

In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 229,750 shares of common stock for $18.7 million under this program during the three months ended March 31, 2011. This program commenced in October 2010 and expires in October 2014.

During the three months ended March 31, 2010, we repurchased 840,653 shares of common stock for $64.8 million. The share repurchases are comprised of the following programs:

•

In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009. We repurchased 343,584 shares of common stock for $25.0 million under this repurchase program during the three months ended March 31, 2010. We anticipate that this program will be completed by March 2012; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 497,069 shares of common stock for $39.8 million under this program during the three months ended March 31, 2010. This repurchase program expired in August 2010.

Stock-based Programs

For the three months ended March 31, 2011, net proceeds from stock-based awards were $6.5 million as compared to $0.4 million for the three months ended March 31, 2010. The increase was attributed to an increase in the volume of stock option exercises during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Future Liquidity—Sources and Uses of Funds

Share Repurchases and Dividends

In February 2009, our Board of Directors approved a $200 million share repurchase program which commenced in December 2009. During the three months ended March 31, 2011, we repurchased 182,350 shares of common stock for $15.0 million under this program with $81.3 million remaining under this program. We anticipate that this program will be completed by March 2012.

In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. During the three months ended March 31, 2011, we repurchased 229,750 shares of common stock for $18.7 million under this program with 4,743,629 shares of common stock remaining under this program. This program commenced in October 2010 and expires in October 2014.

In May 2011, our Board of Directors approved the declaration of a dividend of $0.36 per share for the second quarter of 2011. This cash dividend will be payable on June 15, 2011 to shareholders of record at the close of business on May 27, 2011.

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

Credit Facility

Our $650 million, five-year bank revolving credit facility matures on April 19, 2012 and we intend to refinance the facility prior to maturity.

Spin-off Obligation

In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the IRS issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2009, and made estimated tax deposits for 2010 and 2011, consistent with the IRS’ rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2006 to 2010 of approximately $20.5 million in the aggregate for such years. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate, which represented the incremental tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS’ rulings. In February 2011, we paid Moody’s an additional sum of approximately $2.5 million. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $20.5 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.

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

Unrecognized Tax Benefits

In addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2010, we have a total amount of unrecognized tax benefits of $153.5 million as of March 31, 2011. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $151.6 million.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2010.

Fair Value Measurements

Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of March 31, 2011, we did not have any unobservable (Level III) inputs in determining fair value for our non-recurring non-financial asset and liabilities.

As of March 31, 2011, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of March 31, 2011, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions Regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended March 31, 2011, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by us or on our behalf during the quarter ended March 31, 2011, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(Dollar amounts in millions, except share data)
January 1 - 31, 2011	—	$—	—	—	$—
February 1 - 28, 2011	170,300	$85.20	170,300	—	$—
March 1 - 31, 2011	241,800	$79.54	241,800	—	$—

	412,100	$81.88	412,100	4,743,629	$81.3

(a)	During the three months ended March 31, 2011 we repurchased 229,750 shares of common stock for $18.7 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in May 2010 and expires in October 2014. The maximum number of shares authorized for repurchase under this program is 5,000,000 shares, of which 256,371 shares had been repurchased as of March 31, 2011. We anticipate that this program will be completed by October 2014.

(b)	During the three months ended March 31, 2011, we repurchased 182,350 shares of common stock for $15.0 million related to a previously announced $200 million share repurchase program approved by our Board of Directors in February 2009. We anticipate that this program will be completed by March 2012.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information from Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements, tagged as block text.*

*	Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ Anastasios G. Konidaris
Anastasios G. Konidaris
Senior Vice President and Chief Financial Officer

Date: May 5, 2011

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller

Date: May 5, 2011