Form 10-Q
period 2011-09-30
DUN & BRADSTREET CORP/NW
filed 2011-11-04
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at September 30, 2011
Common Stock, par value $0.01 per share	48,609,432

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in millions, except per share data)
Revenue	$439.4	$400.4	$1,259.8	$1,194.9

Operating Expenses	150.2	146.9	431.1	408.6
Selling and Administrative Expenses	162.6	157.5	470.4	469.1
Depreciation and Amortization	20.6	17.1	60.6	48.3
Restructuring Charge	5.3	3.9	18.0	10.1

Operating Costs	338.7	325.4	980.1	936.1

Operating Income	100.7	75.0	279.7	258.8

Interest Income	0.4	0.5	1.3	1.4
Interest Expense	(9.1)	(11.0)	(27.4)	(34.3)
Other Income (Expense) - Net	(8.9)	25.2	(20.5)	27.7

Non-Operating Income (Expense) - Net	(17.6)	14.7	(46.6)	(5.2)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	83.1	89.7	233.1	253.6
Less: Provision for Income Taxes	24.7	33.4	68.4	95.3
Equity in Net Income of Affiliates	0.4	0.5	1.1	0.7

Net Income	58.8	56.8	165.8	159.0
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.4)	(0.3)	1.0	0.5

Net Income Attributable to D&B	$58.4	$56.5	$166.8	$159.5

Basic Earnings Per Share of Common Stock
Attributable to D&B Common Shareholders	$1.19	$1.13	$3.38	$3.17

Diluted Earnings Per Share of Common Stock
Attributable to D&B Common Shareholders	$1.19	$1.12	$3.36	$3.14

Weighted Average Number of Shares Outstanding - Basic	48.9	49.7	49.2	50.0
Weighted Average Number of Shares Outstanding - Diluted	49.1	50.1	49.6	50.5
Cash Dividend Paid Per Common Share	$0.36	$0.35	$1.08	$1.05
Comprehensive Income (Loss) Attributable to D&B	$66.2	$96.4	$214.3	$152.0

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2011	2010
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$89.5	$78.5
Accounts Receivable, Net of Allowance of $16.9 at September 30, 2011 and $17.5 at December 31, 2010	394.2	504.3
Other Receivables	6.4	8.3
Prepaid Taxes	1.7	1.5
Deferred Income Tax	30.0	31.8
Other Prepaids	11.1	20.6
Other Current Assets	35.6	23.3

Total Current Assets	568.5	668.3

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $82.1 at September 30, 2011 and $81.5 at December 31, 2010	48.0	53.1
Computer Software, Net of Accumulated Amortization of $410.5 at September 30, 2011 and $372.0 at December 31, 2010	129.6	127.9
Goodwill	622.3	599.7
Deferred Income Tax	163.8	167.7
Other Receivables	54.2	66.3
Other Intangibles	135.9	139.8
Other Non-Current Assets	53.3	82.7

Total Non-Current Assets	1,207.1	1,237.2

Total Assets	$1,775.6	$1,905.5

LIABILITIES
Current Liabilities
Accounts Payable	$32.1	$34.8
Accrued Payroll	115.2	127.7
Accrued Income Tax	15.5	19.9
Short-Term Debt	188.6	1.5
Other Accrued and Current Liabilities (Note 6)	179.2	165.7
Deferred Revenue	516.2	578.1

Total Current Liabilities	1,046.8	927.7

Pension and Postretirement Benefits	384.4	436.9
Long-Term Debt	704.6	972.0
Liabilities for Unrecognized Tax Benefits	125.4	131.5
Other Non-Current Liabilities	72.4	83.0

Total Liabilities	2,333.6	2,551.1

Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	0.0	0.0
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	0.0	0.0
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	0.0	0.0
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	236.3	227.3
Retained Earnings	2,126.3	2,012.7
Treasury Stock, at cost, 33.3 shares at September 30, 2011 and 32.3 shares at December 31, 2010	(2,296.9)	(2,214.1)
Accumulated Other Comprehensive Income (Loss)	(633.6)	(681.1)

Total D&B Shareholders’ Equity (Deficit)	(567.1)	(654.4)

Noncontrolling Interest	9.1	8.8

Total Equity (Deficit)	(558.0)	(645.6)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,775.6	$1,905.5

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$165.8	$159.0
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	60.6	48.3
Amortization of Unrecognized Pension Loss	11.2	9.7
Loss (Gain) from Sales of Businesses / Investments	11.7	(23.9)
Impairment of Intangible Assets	0.0	20.4
Income Tax Benefit from Stock-Based Awards	11.4	6.5
Excess Tax Benefit on Stock-Based Awards	(5.4)	(1.5)
Equity-Based Compensation	9.2	15.3
Restructuring Charge	18.0	10.1
Restructuring Payments	(15.2)	(15.2)
Deferred Income Taxes, Net	(3.4)	11.7
Accrued Income Taxes, Net	(7.8)	17.1
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	117.0	78.8
Decrease (Increase) in Other Current Assets	3.4	(8.4)
Decrease in Deferred Revenue	(67.8)	(11.3)
Decrease in Accounts Payable	(3.9)	(7.4)
(Decrease) Increase in Accrued Liabilities	(8.8)	9.7
Increase in Other Accrued and Current Liabilities	5.9	0.9
Changes in Non-Current Assets and Liabilities:
Decrease (Increase) in Other Long-Term Assets	26.5	(6.1)
Decrease in Long-Term Liabilities	(58.3)	(34.1)
Net, Other Non-Cash Adjustments	1.1	(0.7)

Net Cash Provided by Operating Activities	271.2	278.9

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	0.3	9.0
Payments for Acquisitions of Businesses, Net of Cash Acquired	(1.7)	(203.3)
Investment in Debt Security	(1.0)	0.0
Cash Settlements of Foreign Currency Contracts	3.9	2.0
Capital Expenditures	(3.0)	(7.6)
Additions to Computer Software and Other Intangibles	(29.7)	(41.3)
(Reimbursement) Receipt of Proceeds Related to a Divested Investment	(7.4)	8.4
Net, Other	0.2	(2.8)

Net Cash (Used in) Investing Activities	(38.4)	(235.6)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(121.6)	(114.8)
Net Proceeds from Stock-Based Awards	26.9	3.0
Payment of Debt	0.0	(0.7)
Payment of Bond Issuance Costs	(0.3)	0.0
Payments of Dividends	(53.2)	(52.6)
Proceeds from Borrowings on Credit Facilities	132.2	112.6
Payments of Borrowings on Credit Facilities	(216.4)	(119.9)
Excess Tax Benefit on Stock-Based Awards	5.4	1.5
Capital Lease and Other Long-Term Financing Obligation Payment	(4.0)	(2.0)
Net, Other	(0.2)	(2.3)

Net Cash (Used in) Financing Activities	(231.2)	(175.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	9.4	(13.8)

Increase (Decrease) in Cash and Cash Equivalents	11.0	(145.7)
Cash and Cash Equivalents, Beginning of Period	78.5	222.9

Cash and Cash Equivalents, End of Period	$89.5	$77.2

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Income Taxes, Net of Refunds	$68.2	$60.0
Interest	$17.3	$31.0

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

	For the Nine Months Ended September 30, 2011 and 2010
					Accumulated Other Comprehensive Income (Loss)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Share- holders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Compre- hensive Income (Loss)
	(Dollar amounts in millions, except per share data)
Balance, December 31, 2009	0.8	209.5	1,830.7	(2,097.7)	(161.4)	(524.6)	(3.0)	(745.7)	11.7	(734.0)

Net Income			159.5					159.5	(0.5)	159.0	$159.0
Purchase of Noncontrolling Interest		(0.3)						(0.3)	(0.2)	(0.5)
Payment to Noncontrolling Interest								0.0	(1.9)	(1.9)
Equity-Based Plans		11.9		9.0				20.9		20.9
Treasury Shares Acquired				(114.8)				(114.8)		(114.8)
Pension Adjustments, net of tax of $5.0						32.6		32.6		32.6	23.5
Dividend Declared			(52.7)					(52.7)		(52.7)
Adjustments to Legacy Tax Matters		4.9						4.9		4.9
Change in Cumulative Translation Adjustment					(30.6)			(30.6)	0.1	(30.5)	(30.5)
Derivative Financial Instruments, no tax impact							(0.4)	(0.4)		(0.4)	(0.4)

Total Comprehensive Income (Loss)											$151.6

Balance, September 30, 2010	$0.8	$226.0	$1,937.5	$(2,203.5)	$(192.0)	$(492.0)	$(3.4)	$(726.6)	$9.2	$(717.4)

Comprehensive Income Attributable to the Noncontrolling Interest											0.4

Comprehensive Income Attributable to D&B											$152.0

Balance, December 31, 2010	0.8	227.3	2,012.7	(2,214.1)	(162.1)	(516.0)	(3.0)	(654.4)	8.8	(645.6)

Net Income			166.8					166.8	(1.0)	165.8	$165.8
Payment to Noncontrolling Interest								0.0	(0.6)	(0.6)
Sale of Noncontrolling Interest								0.0	1.7	1.7
Equity-Based Plans		4.1		38.8				42.9		42.9
Treasury Shares Acquired				(121.6)				(121.6)		(121.6)
Pension Adjustments, net of tax of $4.1						10.6		10.6		10.6	10.6
Dividend Declared			(53.2)					(53.2)		(53.2)
Adjustments to Legacy Tax Matters		4.9						4.9		4.9
Change in Cumulative Translation Adjustment					34.6			34.6	0.2	34.8	34.8
Derivative Financial Instruments, no tax impact							2.3	2.3		2.3	2.3

Total Comprehensive Income (Loss)											$213.5

Balance, September 30, 2011	$0.8	$236.3	$2,126.3	$(2,296.9)	$(127.5)	$(505.4)	$(0.7)	$(567.1)	$9.1	$(558.0)

Comprehensive Income Attributable to the Noncontrolling Interest											0.7

Comprehensive Income Attributable to D&B											$214.2

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

All inter-company transactions have been eliminated in consolidation.

As of January 1, 2011, we began reporting our business through three segments:

•	North America (which consists of our operations in the United States (“U.S.”) and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consists of our operations in the United Kingdom (“UK”), Ireland, Netherlands, Belgium and Latin America).

The financial statements of the subsidiaries outside North America reflect results for the three month and nine month periods ended August 31 in order to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

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

Prior to January 1, 2011 and pursuant to the previous accounting standards, we allocated revenue in a multiple element arrangement to each deliverable based on its relative fair value. If we did not have fair value for the delivered items, the contract fee was allocated to the undelivered items based on their fair values and the remaining residual amount, if any, was allocated to the delivered items. After the arrangement consideration, we applied the appropriate revenue recognition method from those described above for each unit of accounting, assuming all other revenue recognition criteria were met. All deliverables that did not meet the separation criteria were combined with an undelivered unit of accounting. We generally recognized revenue for a combined unit of accounting based on the method most appropriate for the last delivered item.

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

Note 2 — Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-8, “Intangibles – Goodwill and Other (Topic No. 350): Testing Goodwill for Impairment,” which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If companies determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The authoritative guidance is effective for annual periods beginning after December 15, 2011 and early adoption is permitted. We are currently assessing the impact, if any, of the adoption of this authoritative guidance on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income,” which eliminates the option to present components of other comprehensive income (“OCI”) in the statement of stockholders’ equity. The authoritative guidance requires entities to present all non-owner changes in stockholders’ equity as either a single continuous statement of comprehensive income or as two separate but consecutive statements. The authoritative guidance did not change the components of OCI, when OCI items are reclassified to the income statement or disclosure of OCI items gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented or disclosed in the notes to the financial statements. The authoritative guidance requires entities to present all reclassification adjustments from OCI to net income on the face of the statement of OCI. On October 21, 2011, the Financial Accounting Standards Board (FASB) decided to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income.

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

In May 2011, the FASB issued ASU No. 2011-4, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS,” which converges fair value measurement and disclosure guidance in U.S. GAAP with fair value measurement and disclosure guidance issued by the International Accounting Standards Board (“IASB”). The amendments in the authoritative guidance do not modify the requirements for when fair value measurements apply. The amendments generally represent clarifications on how to measure and disclose fair value under ASC 820, “Fair Value Measurement.” The authoritative guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption of the authoritative guidance is not permitted. We are currently assessing the impact, if any, of the adoption of this authoritative guidance on our consolidated financial statements.

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

Note 3 — Restructuring Charge

Financial Flexibility is an ongoing process by which we seek to reallocate our spending from low-growth or low-value activities to other activities that we believe will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. With most initiatives, we have incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income). These charges are incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility initiatives.

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

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

During the three months ended September 30, 2011, we recorded a $5.3 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $4.6 million in accordance with the provisions of ASC 712-10. Approximately 100 employees were impacted. The cash payments for these employees will be substantially completed by the second quarter of 2012; and

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

During the three months ended September 30, 2010, we recorded a $3.9 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $3.3 million in accordance with the provisions of ASC 712-10. Approximately 100 employees were impacted. The cash payments for these employees were substantially completed by the second quarter of 2011; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.6 million.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

During the nine months ended September 30, 2011, we recorded a $18.0 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $14.2 million in accordance with the provisions of ASC 712-10. Approximately 305 employees were impacted. The cash payments for these employees will be substantially completed by the second quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.8 million.

During the nine months ended September 30, 2010, we recorded a $10.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $6.9 million in accordance with the provisions of ASC 712-10. Approximately 250 employees were impacted. The cash payments for these employees were substantially completed by the second quarter of 2011; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.2 million.

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2010	$8.9	$0.5	$9.4
Charge Taken during First Quarter 2011	4.2	0.0	4.2
Payments/Pension Plan Settlement(1) during First Quarter 2011	(5.1)	0.0	(5.1)

Balance Remaining as of March 31, 2011	$8.0	$0.5	$8.5

Charge Taken during Second Quarter 2011	$5.4	$3.1	$8.5
Payments during Second Quarter 2011	(3.9)	(0.3)	(4.2)

Balance Remaining as of June 30, 2011	$9.5	$3.3	$12.8

Charge Taken during Third Quarter 2011	$4.6	$0.7	$5.3
Payments during Third Quarter 2011	(5.5)	(1.4)	(6.9)

Balance Remaining as of September 30, 2011	$8.6	$2.6	$11.2

(1)	We incurred a settlement of $1.0 million in the first quarter of 2011 related to our Canadian Pension Plan.

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2009	$13.8	$0.7	$14.5
Charge Taken during First Quarter 2010	2.1	2.5	4.6
Payments during First Quarter 2010	(6.1)	(0.5)	(6.6)

Balance Remaining as of March 31, 2010	$9.8	$2.7	$12.5

Charge Taken during Second Quarter 2010	$1.5	$0.1	$1.6
Payments during Second Quarter 2010	(3.5)	(0.9)	(4.4)

Balance Remaining as of June 30, 2010	$7.8	$1.9	$9.7

Charge Taken during Third Quarter 2010	$3.3	$0.6	$3.9
Payments during Third Quarter 2010	(3.4)	(0.8)	(4.2)

Balance Remaining as of September 30, 2010	$7.7	$1.7	$9.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	At September 30, 2011	At December 31, 2010
Debt Maturing Within One Year:
Credit Facility	$187.8	$0.0
Other	0.8	1.5

Total Debt Maturing Within One Year	$188.6	$1.5

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.8 million and a $1.0 million discount as of September 30, 2011 and December 31, 2010)	$699.2	$699.0
Fair Value Adjustment Related to Hedged Debt	4.5	(1.4)
Credit Facility	0.0	272.0
Other	0.9	2.4

Total Debt Maturing After One Year	$704.6	$972.0

Fixed-Rate Notes

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (“the 2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50% which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million to “Other Income (Expense)—Net” in the consolidated statement of operations in the fourth quarter of 2010. The 2015 notes of $299.2 million, net of $0.8 million remaining discount, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at September 30, 2011.

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

In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges is to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions are accounted for as fair value hedges. We recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense)—Net” in the consolidated statement of operations. Approximately $4.0 million of derivative gains offset by a $4.1 million loss on the fair value adjustment related to the hedged debt were recorded for the three months ended September 30, 2011. Approximately $5.8 million of derivative gains offset by a $5.9 million loss on the fair value adjustment related to the hedged debt were recorded for the nine months ended September 30, 2011.

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below our A-credit rating we held on the date of issuance. After a rate adjustment, if our debt rating is subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below 6.00%. As of September 30, 2011, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. The 2013 notes are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at September 30, 2011.

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

Credit Facility

At September 30, 2011 and December 31, 2010, we had a $650 million, five-year bank revolving credit facility, which expires in April 2012. Borrowings under the $650 million credit facility were available at prevailing short-term interest rates. During the second quarter of 2011, the credit facility had been reclassified from long-term debt to short-term debt because it was set to expire in less than one year. The facility required the maintenance of interest coverage and total debt to EBITDA ratios which were defined in the credit agreement. We were in compliance with these covenants at September 30, 2011 and at December 31, 2010.

At September 30, 2011 and December 31, 2010, we had $187.8 million and $272.0 million, respectively, of borrowings outstanding under the $650 million credit facility with weighted average interest rates of 0.85% and 0.68%, respectively. We borrowed under these facilities from time-to-time for the nine months ended September 30, 2011 to fund our working capital needs and share repurchases. The $650 million credit facility also supported our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We did not borrow under our commercial paper program for the nine months ended September 30, 2011 or for the year ended December 31, 2010.

In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these swaps as cash flow hedges against variability in cash flows related to our $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. Approximately $0.4 million of net derivative losses associated with these swaps was included in AOCI at September 30, 2011.

Other

At September 30, 2011 and December 31, 2010, certain of our international operations had non-committed lines of credit of $3.6 million and $3.1 million, respectively. There were no borrowings outstanding under these lines of credit at September 30, 2011 and $1.9 million borrowings outstanding at December 31, 2010. These arrangements have no material commitment fees and no compensating balance requirements.

At September 30, 2011 and December 31, 2010, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties and guarantees with our banks totaling $13.7 million and $12.3 million, respectively.

Cash paid for interest for all outstanding debt totaled $0.6 million and $17.3 million during the three month and nine month periods ended September 30, 2011, respectively. During the three month and nine month periods ended September 30, 2010, interest paid totaled $8.6 million and $31.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 5 — Earnings Per Share

In accordance with the authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 55,718 shares and 159,050 shares for the three months ended September 30, 2011 and 2010, respectively. The weighted average restricted shares outstanding were 74,908 shares and 215,513 shares for the nine months ended September 30, 2011 and 2010, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income Attributable to D&B	$58.4	$56.5	$166.8	$159.5
Less: Allocation to Participating Securities	(0.1)	(0.2)	(0.2)	(0.7)

Net Income Attributable to D&B Common Shareholders - Basic and Diluted	$58.3	$56.3	$166.6	$158.8

Weighted Average Number of Shares Outstanding - Basic	48.9	49.7	49.2	50.0
Dilutive Effect of Our Stock Incentive Plans	0.2	0.4	0.4	0.5

Weighted Average Number of Shares Outstanding - Diluted	49.1	50.1	49.6	50.5

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.19	$1.13	$3.38	$3.17

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.19	$1.12	$3.36	$3.14

Stock-based awards to acquire 1,720,584 shares and 1,766,773 shares of common stock were outstanding at the three month period ended September 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Stock-based awards to acquire 1,451,235 shares and 1,476,248 shares of common stock were outstanding at the nine month period ended September 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire 10 years from the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Our share repurchases were as follows:

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
Program	2011			2010			2011			2010
	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
Share Repurchase Programs	501,691	(a)	$33.1	264,287	(a)	$18.0	976,335	(a)	$71.5	869,174	(a)	$63.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	308,809	(b)	21.0	29,303	(c)	2.0	666,365	(b)	50.1	657,338	(c)	51.8

Total Repurchases	810,500		$54.1	293,590		$20.0	1,642,700		$121.6	1,526,512		$114.8

(a)	In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009 upon completion of our then existing $400 million, two-year repurchase program. We anticipate that this program will be completed by the end of fiscal year 2011.

(b)	In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This program commenced in October 2010 and expires in October 2014.

(c)	In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This program expired in August 2010 with 4,842,543 of the authorized 5,000,000 shares being repurchased over the life of the program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 6 — Other Accrued and Current Liabilities

	At September 30, 2011	At December 31, 2010
Restructuring Accruals	$11.2	$9.4
Professional Fees	44.4	32.6
Operating Expenses	29.1	29.2
Spin-Off Obligation(1)	20.5	23.0
Bond Interest Payable	15.3	6.7
Other Accrued Liabilities	58.7	64.8

	$179.2	$165.7

(1)	In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the Internal Revenue Service (“IRS”) issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2010, and made estimated tax deposits for 2011 consistent with the IRS rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2006 to 2010 of approximately $20.5 million in the aggregate for such years. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate, which represented the incremental tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS’ rulings. In February 2011, we paid Moody’s an additional sum of approximately $2.5 million, for tax years 2003 - 2005. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $20.5 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.

Note 7 — Contingencies

We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to our consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded. Instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at September 30, 2011.

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

The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including ours, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Hoover’s. Hoover’s would not be required to incur a liability as a result of this settlement. On October 6, 2009, the Court granted final approval to the settlement. Objectors to the settlement appealed its approval to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal. Although the district court ruled that the second appellant did not have standing, the second appellant thereafter filed a notice of appeal. No briefing schedule has yet been set for that appeal.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 8 — Income Taxes

For the three months ended September 30, 2011, our effective tax rate was 29.7% as compared to 37.3% for the three months ended September 30, 2010. The effective tax rate for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was positively impacted by a tax benefit on a loss on the tax basis of a legal entity and negatively impacted by the enactment of a change to United Kingdom (“UK”) tax laws and the tax impact of a loss on an investment. The effective tax rate for the three months ended September 30, 2010 was negatively impacted by reduced income in our foreign jurisdictions and the enactment of a change to UK tax laws.

For the nine months ended September 30, 2011, our effective tax rate was 29.3% as compared to 37.6% for the nine months ended September 30, 2010. The effective tax rate for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was positively impacted by the release of reserves for uncertain tax positions due to the expiration of a statute of limitations and by a tax benefit on a loss on the tax basis of a legal entity partially offset by a reduction of our deferred tax assets resulting from an enacted change to the state of New Jersey’s tax law during the second quarter of 2011 and the tax impact of a loss on an investment. The effective tax rate for the nine months ended September 30, 2010 was negatively impacted by reduced income in our foreign jurisdictions and the reduction of the deferred tax asset associated with our accrued liability for retiree drug subsidies related to the 2010 Patient Protection and Affordable Care Act which will make subsidy payments taxable in years beginning after December 31, 2012 and positively impacted by the release of reserves for uncertain tax positions following a favorable tax ruling in one of our international jurisdictions and a refund received with respect to a legacy tax matter. For the nine months ended September 30, 2011, there are no changes, other than those described above, in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.

The total amount of gross unrecognized tax benefits as of September 30, 2011 was $122.4 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $115.1 million, net of tax benefits. During the three months ended September 30, 2011, we increased our unrecognized tax benefits by $2.9 million, net of decreases. The increase is primarily due to legacy tax matters.

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

The IRS is examining our 2007, 2008 and 2009 tax years. We expect the examination will be completed in the fourth quarter of 2013.

We recognize accrued interest expense related to unrecognized tax benefits in our income tax expense. The total amount of interest expense recognized in the three month and nine month periods ended September 30, 2011 was $0.9 million and $2.6 million, net of tax benefits, respectively, as compared to $0.9 million and $2.2 million, net of tax benefits in the three month and nine month periods ended September 30, 2010, respectively. The total amount of accrued interest as of September 30, 2011 was $11.0 million, net of tax benefits, as compared to $12.0 million, net of tax benefits, as of September 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic (income) cost associated with our pension plans and our postretirement benefit obligations.

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Components of Net Periodic Cost (Income):
Service cost	$1.1	$1.4	$4.5	$4.7	$0.0	$0.1	$0.2	$0.4
Interest cost	21.2	22.5	63.9	67.9	0.2	0.3	0.7	1.7
Expected return on plan assets	(27.8)	(28.2)	(82.9)	(84.7)	0.0	0.0	0.0	0.0
Amortization of prior service cost (credit)	0.0	0.0	0.2	0.1	(2.4)	(2.6)	(7.4)	(4.9)
Recognized actuarial loss (gain)	6.5	5.6	20.1	16.1	(0.6)	(0.7)	(1.7)	(1.6)

Net Periodic Cost (Income)	$1.0	$1.3	$5.8	$4.1	$(2.8)	$(2.9)	$(8.2)	$(4.4)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 that we expected to contribute $39.0 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $6.0 million to our postretirement benefit plan for the year ended December 31, 2011. As of September 30, 2011, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans of $33.7 million and postretirement benefit plan of $4.2 million, respectively.

We also incurred a settlement of $1.0 million in the first quarter of 2011 related to our Canadian Pension Plan. This settlement is associated with our Financial Flexibility initiatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 10 — Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. As of January 1, 2011 we manage our operations through the following three segments: North America (which consists of the U.S. and Canada), Asia Pacific (which primarily consists of our operations in Australia, Japan, China and India), and Europe and Other International Markets (which primarily consists of our operations in the UK, Ireland, Netherlands, Belgium and Latin America). Our customer solution sets are D&B Risk Management Solutions™, D&B Sales & Marketing Solutions™ and D&B Internet Solutions ® . Inter-segment sales are immaterial and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges, intercompany transactions and our Strategic Technology Investment because these charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility initiatives, are not allocated to our business segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
North America	$307.0	$301.2	$886.5	$878.5
Asia Pacific	67.7	37.9	187.4	107.3
Europe and Other International Markets	64.7	56.9	185.9	176.2

Consolidated Core	439.4	396.0	1,259.8	1,162.0
Divested Business	0.0	4.4	0.0	32.9

Consolidated Total	$439.4	$400.4	$1,259.8	$1,194.9

Operating Income (Loss):
North America	$112.1	$93.5	$324.0	$297.2
Asia Pacific	4.9	0.0	10.3	3.5
Europe and Other International Markets	15.5	14.4	36.6	43.6

Total Segments	132.5	107.9	370.9	344.3
Corporate and Other(1)	(31.8)	(32.9)	(91.2)	(85.5)

Consolidated Total	100.7	75.0	279.7	258.8
Non-Operating Income (Expense), Net(2)	(17.6)	14.7	(46.6)	(5.2)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$83.1	$89.7	$233.1	$253.6

(1)	The following table summarizes “Corporate and Other:”

	September 30,		September 30,
	2011	2010	2011	2010
Corporate Costs	$(12.4)	$(16.1)	$(36.5)	$(45.8)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(1.6)	(1.1)	(4.1)	(5.4)
Restructuring Expense	(5.3)	(3.9)	(18.0)	(10.1)
Strategic Technology Investment	(12.5)	(11.8)	(32.6)	(24.2)

Total Corporate and Other	$(31.8)	$(32.9)	$(91.2)	$(85.5)

(2) The following table summarizes “Non-Operating Income (Expense):”
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Income	$0.4	$0.4	$1.3	$1.4
Interest Expense	(9.1)	(11.0)	(27.4)	(34.3)
Other Income (Expense) - Net (a)	(8.9)	25.2	(20.5)	27.7

Non-Operating Income (Expense) - Net	$(17.6)	$14.7	$(46.6)	$(5.2)

(a)	During the three months ended September 30, 2011, we recorded an impairment of approximately $8 million related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on our strategic technology investment program (maximize customer value). We determined the basis to be zero.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$183.5	$184.0	$540.9	$541.9
Sales & Marketing Solutions	92.9	88.9	256.1	253.0
Internet Solutions	30.6	28.3	89.5	83.6

North America Core Revenue	307.0	301.2	886.5	878.5
Divested Business(2)	0.0	4.4	0.0	32.9

Total North America Revenue	307.0	305.6	886.5	911.4

Asia Pacific:
Risk Management Solutions	47.2	22.5	128.4	59.8
Sales & Marketing Solutions	20.3	15.1	58.3	46.6
Internet Solutions	0.2	0.3	0.7	0.9

Asia Pacific Core Revenue	67.7	37.9	187.4	107.3
Divested Business	0.0	0.0	0.0	0.0

Total Asia Pacific Revenue	67.7	37.9	187.4	107.3

Europe and Other International Markets:
Risk Management Solutions	52.4	48.4	154.7	149.8
Sales & Marketing Solutions	11.6	7.9	29.4	24.8
Internet Solutions	0.7	0.6	1.8	1.6

Europe and Other International Markets Core Revenue	64.7	56.9	185.9	176.2
Divested Business	0.0	0.0	0.0	0.0

Total Europe and Other International Markets Revenue	64.7	56.9	185.9	176.2

Consolidated Total:
Risk Management Solutions	283.1	254.9	824.0	751.5
Sales & Marketing Solutions	124.8	111.9	343.8	324.4
Internet Solutions	31.5	29.2	92.0	86.1

Core Revenue	439.4	396.0	1,259.8	1,162.0
Divested Business(2)	0.0	4.4	0.0	32.9

Consolidated Total Revenue	$439.4	$400.4	$1,259.8	$1,194.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

(2)	On July 30, 2010, we completed the sale of substantially all of the assets and liabilities of our North American Self Awareness Solution business. This sale has been classified as a “Divestiture.” Our divested business contributed 1% and 3% of our total consolidated revenue for the three month and nine month periods ended September 30, 2010, respectively. The following table represents divested revenue by solution set:

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Divested Business:
Risk Management Solutions	$4.3	$32.0
Sales & Marketing Solutions	0.0	0.0
Internet Solutions	0.1	0.9

Total Divested Revenue	$4.4	$32.9

	At September 30, 2011	At December 31, 2010
Assets:
North America	$669.2	$798.5
Asia Pacific	472.8	462.9
Europe and Other International Markets	320.4	348.2

Total Segments	1,462.4	1,609.6
Corporate and Other	313.2	295.9

Consolidated Total	$1,775.6	$1,905.5

Goodwill(3):
North America	$266.0	$266.3
Asia Pacific	234.3	218.3
Europe and Other International Markets	122.0	115.1

Consolidated Total	$622.3	$599.7

(3)	The increase in goodwill in the Asia Pacific and Europe and Other International Markets operating segments to $234.3 million and $122.0 million, respectively, at September 30, 2011 from $218.3 million and $115.1 million, respectively, at December 31, 2010 was primarily due to the positive impact of foreign currency translation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 11 — Acquisition

Dun & Bradstreet Australia Holdings Limited

On August 31, 2010, we acquired a 100% equity interest in Dun & Bradstreet Australia Holdings Limited (“D&B Australia”) for a net cash outlay of $204.5 million, subject to working capital adjustment, primarily with our international cash. Related to this acquisition, we entered into a hedge to protect the translation of the Australian dollar-denominated purchase price into U.S. Dollars and realized a net derivative gain of $3.4 million in “Other Income (Expense) - Net” in our consolidated statement of operations. D&B Australia was a member of the D&B Worldwide Network and is the leading credit and information service provider in Australia and New Zealand.

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

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at September 30, 2011 and December 31, 2010, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at September 30, 2011 and December 31, 2010, because we sell to a large number of customers in different geographical locations.

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

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015. In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges is to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions are accounted for as fair value hedges. We recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense)—Net” in our consolidated statement of operations. Approximately $4.0 million of derivative gains offset by a $4.1 million loss on the fair value adjustment related to the hedged debt were recorded for the three months ended September 30, 2011. Approximately $5.8 million of derivative gains offset by a $5.9 million loss on the fair value adjustment related to the hedged debt were recorded for the nine months ended September 30, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

In January 2009 and December 2008, we entered into interest rate swap agreements with an aggregate notional amount of $25 million and $75 million, respectively, and designated these swaps as cash flow hedges against variability in cash flows related to our bank revolving credit facility. These transactions are accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in AOCI. At September 30, 2011, the balance of net derivative losses associated with these swaps included in AOCI was $0.4 million.

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

As of September 30, 2011 and 2010, the notional amounts of our foreign exchange contracts were $379.0 million and $326.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$4.2	Other Current Assets	$0.0	Other Accrued & Current Liabilities	$0.4	Other Accrued & Current Liabilities	$2.9

Total derivatives designated as hedging instruments		$4.2		$0.0		$0.4		$2.9

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.2	Other Current Assets	$0.4	Other Accrued & Current Liabilities	$0.8	Other Accrued & Current Liabilities	$0.9
Foreign exchange option contracts	Other Current Assets	0.1	Other Current Assets	0.1	Other Accrued & Current Liabilities	0.0	Other Accrued & Current Liabilities	0.0

Total derivatives not designated as hedging instruments		$0.3		$0.5		$0.8		$0.9

Total Derivatives		$4.5		$0.5		$1.2		$3.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,			For the Three Months Ended September 30,		For the Nine Months Ended September 30,			For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010		2011	2010	2011	2010		2011	2010	2011	2010
Interest rate contracts	$0.4	$(0.1)	$1.0	$(0.9)	Non-Operating Income (Expenses) - Net	$(0.4)	$(0.4)	$(1.2)	$(1.1)	Non-Operating Income (Expenses) - Net	$0.0	$0.0	$0.0	$0.0

	Gain or (Loss) Recognized in Income on Derivative
Derivatives in Fair Value Hedging Relationships	Location	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011	Hedged Item	Location	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Interest rate contracts	Non-Operating Income (Expenses) - Net	$4.0	$5.8	Fixed- rate debt	Non-Operating Income (Expenses) - Net	$(4.1)	$(5.9)

Our forward exchange contracts and foreign exchange options are not designated as hedging instruments under authoritative guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income On Derivative		Amount of Gain or (Loss) Recognized in Income On Derivative
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
		2011	2010	2011	2010
Forward exchange contracts	Non-Operating Income (Expenses) - Net	$(1.9)	$8.4	$3.2	$0.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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

The following table summarizes fair value measurements by level at September 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at September 30, 2011
Assets:
Cash Equivalents(1)	$26.9	$0.0	$0.0	$26.9
Other Current Assets:
Foreign Exchange Forwards(2)	$0.0	$0.2	$0.0	$0.2
Foreign Exchange Option Contracts(2)	$0.0	$0.1	$0.0	$0.1
Swap Arrangement(3)	$0.0	$4.2	$0.0	$4.2
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$0.0	$0.8	$0.0	$0.8
Swap Arrangement(3)	$0.0	$0.4	$0.0	$0.4

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.
(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
(3)	Primarily represents our interest rate swap agreements including $0.4 million related to cash flow hedges and $4.2 million related to fair value hedges. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

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

At September 30, 2011 and December 31, 2010, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions are as follows:

	Balance at
	September 30, 2011		December 31, 2010
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term Debt	$699.2	$730.4	$699.0	$730.3

Credit Facilities	$187.8	$186.4	$272.0	$267.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Items Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. During the three month and nine month periods ended September 30, 2011 and 2010, we did not measure any assets or liabilities at fair value on a nonrecurring basis.

During the second quarter of 2010, we recorded an impairment charge of $6.8 million of intangible assets related to database, technology, tradename and customer relationships which related to the 2009 Quality Education Data acquisition, resulting from an examination of such assets initiated in connection with a settlement with the Federal Trade Commission. We determined that the new cost basis of these intangible assets based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in Selling and Administrative Expenses in our North America segment.

During the third quarter of 2010, we recorded a $13.6 million impairment charge related to software and intangible assets which related to the 2007 Purisma acquisition, resulting from our decision to restructure this business. After analyzing various options, we decided to focus mostly on providing maintenance and customer support to our existing customer base. We determined the new cost basis of these assets is zero based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in Operating Expenses in our North America segment.

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

During the nine months ended September 30, 2010, we recorded a pre-tax gain of $23.1 million from the sale in Other Income (Expense)—Net in the consolidated statement of operations.

Our North American Self Awareness Solutions business provided credit on self products for small and micro businesses. The sale of this business provided us with the ability to better focus our resources on our core customer segments and maximize shareholder value.

Note 14 — Comprehensive Income (Loss)

	Three Months Ended September 30,
	2011	2010
Net Income	$58.8	$56.8
Change in Cumulative Translation Adjustment	4.6	21.3
Pension Adjustments, net of tax expense of $3.4 million and tax expense of $11.3 million for the three months ended September 30, 2011 and 2010, respectively	2.5	18.9
Derivative Financial Instruments, no tax impact	0.9	0.0
Net Income Attributable to Noncontrolling Interest	(0.6)	(0.6)

Comprehensive Income Attributable to D&B	$66.2	$96.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 15 — Subsequent Events

Dividend Declaration

In October 2011, our Board of Directors approved the declaration of a dividend of $0.36 per share for the fourth quarter of 2011. This cash dividend will be payable on December 13, 2011 to shareholders of record at the close of business on November 28, 2011.

Credit Facility

On October 25, 2011, we terminated our $650 million, five-year bank revolving credit facility and entered into a new $800 million five-year revolving credit facility which matures in October 2016. The facility was renewed at commercial terms substantially similar to the former facility, the same financial covenants, and with borrowing rates that reflect the prevailing market for companies of similar credit quality.

Share Repurchases

In October 2011, our Board of Directors approved a new $500 million share repurchase program. This program will commence at the completion of our existing $200 million share repurchase program.

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

As of January 1, 2011, we began reporting our business through three segments:

•	North America (which consists of our operations in the United States (“U.S.”) and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consists of our operations in the United Kingdom (“UK”), Ireland, Netherlands, Belgium and Latin America).

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

On July 30, 2010, we completed the sale of substantially all of the assets and liabilities of our North American Self Awareness Solution business. This business has been classified as a “Divested Business.” This divested business contributed 1% and 3% of our North America total revenue for the three month and nine month periods ended September 30, 2010, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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

We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains, charges and intercompany transactions that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and charges” because such charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and charges are our restructuring charges, which result from a foundational element of our growth strategy that we refer to as Financial Flexibility. Through Financial Flexibility, management identifies opportunities to improve the performance of the business in terms of reallocating our spending from low-growth or low-value activities to activities that we believe will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. Management is committed through this process to examining our spending, and optimizing between variable and fixed costs to ensure flexibility in changes to our operating expense base as we make strategic choices. This enables us to continually and systematically identify improvement opportunities in terms of quality, cost and customer experience. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such non-core gains and charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance before non-core gains and charges and a significant percentage weight is placed upon performance before non-core gains and charges in determining whether performance objectives have been achieved. Management believes that by eliminating non-core gains and charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long-term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. Additionally, transition costs (period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement the Financial Flexibility component of our strategy) are reported as “Corporate and Other” expenses and are not allocated to our business segments. See Note 10 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for financial information regarding our segments.

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

See “Results of Operations” below for a discussion of our results reported on a GAAP basis.

Overview

As of January 1, 2011, we began reporting our business through three segments:

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consists of our operations in the UK, Ireland, Netherlands, Belgium and Latin America).

The financial statements of our subsidiaries outside North America reflect a fiscal quarter ended August 31 to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

The following table presents the contribution by segment to total revenue and core revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Total Revenue:
North America	70%	76%	70%	76%
Asia Pacific	15%	10%	15%	9%
Europe and Other International Markets	15%	14%	15%	15%
Core Revenue:
North America	70%	76%	70%	76%
Asia Pacific	15%	10%	15%	9%
Europe and Other International Markets	15%	14%	15%	15%

The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Total Revenue by Customer Solution Set(1):
Risk Management Solutions	65%	64%	66%	63%
Sales & Marketing Solutions	28%	28%	27%	27%
Internet Solutions	7%	7%	7%	7%
Core Revenue by Customer Solution Set:
Risk Management Solutions	65%	65%	66%	65%
Sales & Marketing Solutions	28%	28%	27%	28%
Internet Solutions	7%	7%	7%	7%

(1)	Our divested business contributed 1% and 3% of our total consolidated revenue for the three month and nine month periods ended September 30, 2010, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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

Risk Management Solutions

Our Traditional Risk Management Solutions include our DNBi Solution and also consist of reports from our database used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Risk Management Solutions Revenue	75%	74%	75%	74%
Total Revenue	49%	47%	50%	47%
Core Revenue	49%	48%	50%	48%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Risk Management Solutions Revenue	19%	19%	19%	20%
Total Revenue	12%	13%	12%	12%
Core Revenue	12%	13%	12%	13%

Our Supply Management Solutions can help companies better understand the financial risks of their supply chains. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Risk Management Solutions Revenue	6%	7%	6%	6%
Total Revenue	4%	4%	4%	4%
Core Revenue	4%	4%	4%	4%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Sales & Marketing Solutions Revenue	39%	44%	37%	41%
Total Revenue	11%	12%	10%	11%
Core Revenue	11%	12%	10%	11%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Sales & Marketing Solutions Revenue	61%	56%	63%	59%
Total Revenue	17%	16%	17%	16%
Core Revenue	17%	16%	17%	17%

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

Prior to January 1, 2011 and pursuant to the previous accounting standards, we allocated revenue in a multiple element arrangement to each deliverable based on its relative fair value. If we did not have fair value for the delivered items, the contract fee was allocated to the undelivered items based on their fair values and the remaining residual amount, if any, was allocated to the delivered items. After the arrangement consideration, we applied the appropriate revenue recognition method from those described above for each unit of accounting, assuming all other revenue recognition criteria were met. All deliverables that did not meet the separation criteria were combined with an undelivered unit of accounting. We generally recognized revenue for a combined unit of accounting based on the method most appropriate for the last delivered item.

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

Therefore, we believe that none of our reporting units with significant goodwill are at risk of failing step one of the goodwill impairment test. The allocated goodwill by reportable segment is as follows:

	Number of Reporting Units	As of September 30, 2011	As of December 31, 2010
North America	1	$266.0	$266.3
Asia Pacific(1)	4	234.3	218.3
Europe and Other International	4	122.0	115.1

		$622.3	$599.7

(1)	On August 31, 2010, we acquired a 100% equity interest in Dun & Bradstreet Australia Holdings Limited which is part of our Asia Pacific segment and generated approximately $152 million of additional goodwill.

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

Consolidated Revenue

The following table presents our core and total revenue by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in millions)		(Amounts in millions)
Revenue:
North America	$307.0	$301.2	$886.5	$878.5
Asia Pacific	67.7	37.9	187.4	107.3
Europe and Other International Markets	64.7	56.9	185.9	176.2

Core Revenue	439.4	396.0	1,259.8	1,162.0
Divested Businesses	0.0	4.4	0.0	32.9

Total Revenue	$439.4	$400.4	$1,259.8	$1,194.9

The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$283.1	$254.9	$824.0	$751.5
Sales & Marketing Solutions	124.8	111.9	343.8	324.4
Internet Solutions	31.5	29.2	92.0	86.1

Core Revenue	439.4	396.0	1,259.8	1,162.0
Divested Businesses	0.0	4.4	0.0	32.9

Total Revenue	$439.4	$400.4	$1,259.8	$1,194.9

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Total revenue increased $39.0 million, or 10% (7% increase before the effect of foreign exchange), for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase in total revenue was primarily driven by an increase in Asia Pacific total revenue of $29.8 million, or 79% (65% increase before the effect of foreign exchange), an increase in Europe and Other International Markets total revenue of $7.8 million, or 14% (5% increase before the effect of foreign exchange), and an increase in North America total revenue of $1.4 million, or less than 1% (both before and after the effect of foreign exchange). North America total revenue was negatively impacted by the divested North American Self Awareness Solutions business in the third quarter of 2010, which we reclassified as a divested business and which accounted for $4.4 million of revenue for the three months ended September 30, 2010.

Core revenue, which reflects total revenue less revenue from a divested business, increased $43.4 million, or 11% (8% increase before the effect of foreign exchange), for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The primary drivers of this change are:

•	Increased revenue as a result of the acquisition of D&B Australia which we consolidated in the fourth quarter of 2010, which contributed six percentage points of the growth; and

•	The positive impact of foreign exchange.

Customer Solution Sets

On a customer solution set basis, core revenue reflects:

•

A $28.2 million, or 11% increase (8% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Asia Pacific of $24.7 million, or 110% (93% increase before the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $4.0 million, or 8% (1% decrease before the effect of foreign exchange), partially offset by a decrease in revenue in North America of $0.5 million, or less than 1% (1% decrease before the effect of foreign exchange);

•

A $12.9 million, or 11% increase (10% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Asia Pacific of $5.2 million, or 34% (26% increase before the effect of foreign exchange), an increase in revenue in North America of $4.0 million, or 5% (4% increase before the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $3.7 million, or 46% (35% increase before the effect of foreign exchange); and

•

A $2.3 million, or 8% increase (both before and after the effect of foreign exchange), in Internet Solutions. The increase was driven by an increase in revenue in North America of $2.3 million, or 9% (8% increase before the effect of foreign exchange).

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Total revenue increased $64.9 million, or 5% (4% increase before the effect of foreign exchange), for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase in total revenue was primarily driven by an increase in Asia Pacific total revenue of $80.1 million, or 75% (63% increase before the effect of foreign exchange) and an increase in Europe and Other International Markets total revenue of $9.7 million, or 5% (1% increase before the effect of foreign exchange), partially offset by a decrease in North America total revenue of $24.9 million, or 3% both before and after the effect of foreign exchange. North America total revenue was negatively impacted by the divested North American Self Awareness Solutions business in the third quarter of 2010, which we reclassified as a divested business and accounted for $32.9 million of revenue for the nine months ended September 30, 2010.

Core revenue, which reflects total revenue less revenue from a divested business, increased $97.8 million, or 8% (7% increase before the effect of foreign exchange), for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The primary drivers of this change are:

•	Increased revenue as a result of the acquisition of D&B Australia which we consolidated in the fourth quarter of 2010, which contributed six percentage points of the growth; and

•	The positive impact of foreign exchange.

Customer Solution Sets

On a customer solution set basis, core revenue reflects:

•

A $72.5 million, or 10% increase (7% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Asia Pacific of $68.6 million, or 115% (100% increase before the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $4.9 million, or 3% (1% decrease before the effect of foreign exchange), partially offset by a decrease in revenue in North America of $1.0 million, or less than 1% (1% decrease before the effect of foreign exchange);

•

A $19.4 million, or 6% increase (5% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Asia Pacific of $11.7 million, or 25% (18% increase before the effect of foreign exchange), an increase in revenue in Europe and Other International Markets of $4.6 million, or 18% (13% increase before the effect of foreign exchange), and an increase in revenue in North America of $3.1 million, or 1% (both before and after the effect of foreign exchange).

•

A $5.9 million, or 7% increase (both before and after the effect of foreign exchange), in Internet Solutions. The increase was driven by an increase in revenue in North America of $5.9 million, or 7% (both before and after the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $0.2 million, or 8% (4% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Asia Pacific of $0.2 million, or 13% (16% decrease before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three month and nine month periods ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$150.2	$146.9	$431.1	$408.6
Selling and Administrative Expenses	162.6	157.5	470.4	469.1
Depreciation and Amortization	20.6	17.1	60.6	48.3
Restructuring Charge	5.3	3.9	18.0	10.1

Operating Costs	$338.7	$325.4	$980.1	$936.1

Operating Income	$100.7	$75.0	$279.7	$258.8

Operating Expenses

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Operating expenses increased $3.3 million, or 2%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase was primarily due to the following:

•	Increased data acquisition costs and fulfillment costs primarily associated with our acquisition of D&B Australia which we consolidated in the fourth quarter of 2010;

partially offset by:

•	Impairment of certain intangible assets reflected in the three months ended September 30, 2010 related to our 2007 Purisma acquisition.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Operating expenses increased $22.5 million, or 6%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase was primarily due to the following:

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

partially offset by:

•	Impairment of certain intangible assets reflected in the three months ended September 30, 2010 related to our 2007 Purisma acquisition; and

•	Lower technology expenses related to reduced data center costs and lower costs on enhancements of existing systems.

Selling and Administrative Expenses

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Selling and administrative expenses increased $5.1 million, or 3%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase was primarily due to the following:

•	Increased selling expenses primarily associated with our acquisition of D&B Australia which we consolidated in the fourth quarter of 2010; and

•	The negative impact of foreign exchange;

partially offset by:

•	Decreased compensation costs.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Selling and administrative expenses increased $1.3 million, or less than 1%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase was primarily due to the following:

•	Increased selling expenses primarily associated with our acquisition of D&B Australia which we consolidated in the fourth quarter of 2010; and

•	The negative impact of foreign exchange;

partially offset by:

•	Lower expenses as a result of our divestiture of our North American Self Awareness Solution business.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and 401(k) Plan

We had net pension costs of $1.0 million and $5.8 million for the three month and nine month periods ended September 30, 2011, respectively, compared with $1.3 million and $4.1 million for the three month and nine month periods ended September 30, 2010, respectively. Higher pension costs for the year-to-date period in 2011 was primarily driven by lower than expected returns from our U.S. Qualified plan assets, resulting from lower market-related value of plan assets, partially offset by lower pension costs in 2011 for our international plan primarily due to a statutory change in the inflation assumption which results in lower interest cost and lower actuarial loss amortization.

We had postretirement benefit income of $2.8 million and $8.2 million for the three month and nine month periods ended September 30, 2011, respectively, compared with $2.9 million and $4.4 million for the three month and nine month periods ended September 30, 2010, respectively. The increase in income for the year-to-date period in 2011 was primarily due to higher amortization of prior service credits. Effective July 1, 2010, in connection with the Health Care and Education Reconciliation Act of 2010, we converted the current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (“EGWP”). Beginning in 2013, we will use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions. As a result, we reduced our accumulated postretirement obligation by $21 million in the third quarter of 2010, which will be amortized over approximately four years.

We had expense associated with our 401(k) Plan of $1.7 million and $6.8 million for the three month and nine month periods ended September 30, 2011, respectively, compared with $1.9 million and $5.2 million for the three month and nine month periods ended September 30, 2010, respectively. The increase in expense for the nine months ended September 30, 2011 was due to the amendment of our employer matching provision in the 401(k) Plan effective in April 2010, to increase the employer maximum match from 50% of three percent (3%) to 50% of seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations.

Stock-Based Compensation

For the three month and nine month periods ended September 30, 2011, we recognized total stock-based compensation expense of $3.2 million and $9.2 million, respectively, compared to $3.7 million and $15.3 million for the three month and nine month periods ended September 30, 2010, respectively.

Expense associated with our stock option programs was $1.0 million and $3.0 million for the three month and nine month periods ended September 30, 2011, respectively, compared to $1.2 million and $5.7 million for the three month and nine month periods ended September 30, 2010, respectively. The decrease, in both the three and nine month periods ended September 30, 2011, was primarily due to a decrease in the fair value of the stock options issued over the past several years.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $2.0 million and $5.5 million for the three month and nine month periods ended September 30, 2011, respectively, compared to $2.3 million and $9.0 million for the three month and nine month periods ended September 30, 2010, respectively. The decrease, in both the three and nine month periods ended September 30, 2011, was primarily due to a decrease in the fair value of the awards issued over the past several years as well as lower expense as a result of higher forfeitures associated with terminated employees.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million and $0.7 million for the three month and nine month periods ended September 30, 2011, respectively, compared to $0.2 million and $0.6 million for the three month and nine month periods ended September 30, 2010, respectively.

We expect total equity-based compensation of approximately $13.2 million for full year 2011. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization increased $3.5 million, or 21%, from $20.6 million for the three months ended September 30, 2011, compared to $17.1 million for the three months ended September 30, 2010. This increase was primarily driven by an increase in amortization of acquired intangible assets resulting from our acquisitions and increased capital costs for investments (e.g. Strategic Technology Investment, Hoover’s technology replatform).

Depreciation and amortization increased $12.3 million, or 25%, from $60.6 million for the nine months ended September 30, 2011, compared to $48.3 million for the nine months ended September 30, 2010. This increase was primarily driven by an increase in amortization of acquired intangible assets resulting from our acquisitions and increased capital costs for investments (e.g. Strategic Technology Investment, Hoover’s technology replatform).

Restructuring Charge

Financial Flexibility is an ongoing process by which we seek to reallocate our spending from low-growth or low-value activities to other activities that we believe will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. With most initiatives, we have incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income). These charges are incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions. We have also incurred transition costs such as consulting fees, costs of temporary workers, relocation costs and stay bonuses to implement our Financial Flexibility initiatives.

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

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

During the three months ended September 30, 2011, we recorded a $5.3 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $4.6 million in accordance with the provisions of ASC 712-10. Approximately 100 employees were impacted. The cash payments for these employees will be substantially completed by the second quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.7 million.

During the three months ended September 30, 2010, we recorded a $3.9 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $3.3 million in accordance with the provisions of ASC 712-10. Approximately 100 employees were impacted. The cash payments for these employees were substantially completed by the second quarter of 2011; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.6 million.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

During the nine months ended September 30, 2011, we recorded a $18.0 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $14.2 million in accordance with the provisions of ASC 712-10. Approximately 305 employees were impacted. The cash payments for these employees will be substantially completed by the second quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.8 million.

During the nine months ended September 30, 2010, we recorded a $10.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $6.9 million in accordance with the provisions of ASC 712-10. Approximately 250 employees were impacted. The cash payments for these employees were substantially completed by the second quarter of 2011; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.2 million.

Interest Income (Expense) — Net

The following table presents our “Interest Income (Expense) – Net” for the three month and nine month periods ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.4	$0.5	$1.3	$1.4
Interest Expense	(9.1)	(11.0)	(27.4)	(34.3)

Interest Income (Expense) - Net	$(8.7)	$(10.5)	$(26.1)	$(32.9)

For the three months ended September 30, 2011, interest income decreased $0.1 million and interest expense decreased $1.9 million as compared to the three months ended September 30, 2010. The decrease in interest income is primarily attributable to lower amounts of invested balances. The decrease in interest expense is primarily attributable to lower average interest rates on outstanding debt and lower amounts of average debt outstanding.

For the nine months ended September 30, 2011, interest income decreased $0.1 million and interest expense decreased $6.9 million as compared to the nine months ended September 30, 2010. The decrease in interest income is primarily attributable to lower amounts of invested balances. The decrease in interest expense is primarily attributable to lower interest rates and lower amounts of average debt outstanding.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three month and nine month periods ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in millions)		(Amounts in millions)
Effect of Legacy Tax Matters(a)	$0.3	$0.3	$(7.4)	$0.8
Gain on Disposal of North American Self Awareness Solutions Business (b)	0.0	$23.1	0.0	$23.1
One-Time Gain on Hedge of Purchase Price on the Australia Acquisition (c)	0.0	3.4	0.0	3.4
Loss on Investment (d)	(8.3)	0.0	(11.4)	0.0
Miscellaneous Other Income (Expense) - Net	(0.9)	(1.6)	(1.7)	0.4

Other Income (Expense) - Net	$(8.9)	$25.2	$(20.5)	$27.7

(a)	During the nine months ended September 30, 2011, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the expiration of the statute of limitations. See Provision for Income Taxes below.
(b)	During the nine months ended September 30, 2010, we recognized a gain from the divesture of our North American Self Awareness Solution business. See Note 13 to our unaudited consolidated financial statement in Item 1. of this Quarterly Report on Form 10-Q.
(c)	During the nine months ended September 30, 2010, we recognized a gain on a hedge on the purchase of D&B Australia during the third quarter of 2010. See Note 11 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q.
(d)	During the three and nine months ended September 30, 2011, we recorded an impairment charge related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on our strategic technology investment program (maximize customer value strategy).

Provision for Income Taxes

For the three months ended September 30, 2011, our effective tax rate was 29.7% as compared to 37.3% for the three months ended September 30, 2010. The effective tax rate for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was positively impacted by a tax benefit on a loss on the tax basis of a legal entity and negatively impacted by the enactment of a change to UK tax laws and the tax impact of a loss on an investment. The effective tax rate for the three months ended September 30, 2010 was negatively impacted by reduced income in our foreign jurisdictions and the enactment of a change to UK tax laws.

For the nine months ended September 30, 2011, our effective tax rate was 29.3% as compared to 37.6% for the nine months ended September 30, 2010. The effective tax rate for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was positively impacted by the release of reserves for uncertain tax positions due to the expiration of a statute of limitations and by a tax benefit on a loss on the tax basis of a legal entity partially offset by a reduction of our deferred tax assets resulting from an enacted change to the state of New Jersey’s tax law during the second quarter of 2011 and the tax impact of a loss on an investment. The effective tax rate for the nine months ended September 30, 2010 was negatively impacted by reduced income in our foreign jurisdictions and the reduction of the deferred tax asset associated with our accrued liability for retiree drug subsidies related to the 2010 Patient Protection and Affordable Care Act which will make subsidy payments taxable in years beginning after December 31, 2012 and positively impacted by the release of reserves for uncertain tax positions following a favorable tax ruling in one of our international jurisdictions and a refund received with respect to a legacy tax matter. For the nine months ended September 30, 2011, there are no changes, other than those described above, in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.

The total amount of gross unrecognized tax benefits as of September 30, 2011 was $122.4 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $115.1 million, net of tax benefits. During the three months ended September 30, 2011, we increased our unrecognized tax benefits by $2.9 million, net of decreases. The increase is primarily due to legacy tax matters.

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

The IRS is examining our 2007, 2008 and 2009 tax years. We expect the examination will be completed in the fourth quarter of 2013.

We recognize accrued interest expense related to unrecognized tax benefits in our income tax expense. The total amount of interest expense recognized in the three month and nine month periods ended September 30, 2011 was $0.9 million and $2.6 million, net of tax benefits, respectively, as compared to $0.9 million and $2.2 million, net of tax benefits in the three month and nine month periods ended September 30, 2010, respectively. The total amount of accrued interest as of September 30, 2011 was $11.0 million, net of tax benefits, as compared to $12.0 million, net of tax benefits, as of September 30, 2010.

Earnings per Share

In accordance with the authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 55,718 shares and 159,050 shares for the three months ended September 30, 2011 and 2010, respectively. The weighted average restricted shares outstanding were 74,908 shares and 215,513 shares for the nine months ended September 30, 2011 and 2010, respectively.

The following table sets forth our EPS for the three month and nine month periods ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.19	$1.13	$3.38	$3.17

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.19	$1.12	$3.36	$3.14

For the three months ended September 30, 2011, basic EPS attributable to D&B common shareholders increased 5%, compared with the three months ended September 30, 2010, due to an increase of 4% in Net Income Attributable to D&B common shareholders and a 2% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases.

For the three months ended September 30, 2011, diluted EPS attributable to D&B common shareholders increased 6%, compared with the three months ended September 30, 2010, due to an increase of 4% in Net Income Attributable to D&B common shareholders and a 2% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases.

For the nine months ended September 30, 2011, basic EPS attributable to D&B common shareholders increased 7%, compared with the nine months ended September 30, 2010, due to an increase of 5% in Net Income Attributable to D&B common shareholders and a 2% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases.

For the nine months ended September 30, 2011, diluted EPS attributable to D&B common shareholders increased 7%, compared with the nine months ended September 30, 2010, due to an increase of 5% in Net Income Attributable to D&B common shareholders and a 2% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases.

Segment Results

As of January 1, 2011, we began reporting our business through three segments:

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consists of our operations in the United Kingdom (“UK”), Ireland, Netherlands, Belgium and Latin America).

The segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

North America

North America is our largest segment representing 70% of our total revenue for each of the three month and nine month periods ended September 30, 2011 compared to 75% and 74% of our total revenue for the three month and nine month periods ended September 30, 2010 respectively. The decline in percentage of total revenue was driven by two primary factors; the sale of our North American Self Awareness Solution business and the growth internationally arising from the acquisition of D&B Australia in the third quarter of 2010.

On July 30, 2010, we completed the sale of substantially all of the assets and liabilities of our North American Self Awareness Solution business. This business has been classified as a “Divested Business.” See Note 17 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2010 for further detail. Also, see Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail. This divested business contributed 1% and 4% of our North America total revenue for each of the three month and nine month periods ended September 30, 2010, respectively.

North America represented 70% of our core revenue for each of the three month and nine month periods ended September 30, 2011 compared to 76% of our core revenue for each of the three month and nine month periods ended September 30, 2010.

The following table presents our North America revenue by customer solution set and North America operating income for the three month and nine month periods ended September 30, 2011 and 2010.

Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$183.5	$184.0	$540.9	$541.9
Sales & Marketing Solutions	92.9	88.9	256.1	253.0
Internet Solutions	30.6	28.3	89.5	83.6

North America Core Revenue	307.0	301.2	886.5	878.5
Divested Business	0.0	4.4	0.0	32.9

North America Total Revenue	$307.0	$305.6	$886.5	$911.4

Operating Income	$112.1	$93.5	$324.0	$297.2

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

North America Overview

North America total revenue increased $1.4 million, or less than 1% (both before and after the effect of foreign exchange), for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. North America total revenue was negatively impacted by the divestiture of our North American Self Awareness Solution business in the third quarter of 2010, which we reclassified as a divested business and accounted for $4.4 million of revenue for the three months ended September 30, 2010. Excluding the impact of the divestiture, core revenue increased $5.8 million, or 2% (both before and after the effect of foreign exchange).

North America Customer Solution Sets

On a customer solution set basis, the $5.8 million increase in core revenue for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $0.5 million, or less than 1% (1% decrease before the effect of foreign exchange), reflects:

Traditional Risk Management Solutions, which accounted for 68% of total North America Risk Management Solutions, decreased 1% (both before and after the effect of foreign exchange). The decrease was primarily due to lower revenue from non-subscription products, partially offset by year-over-year growth in our DNBi subscription plans. The increase in DNBi was driven by continued high retention and increased dollar spend for our existing customers. We continue to see mid single digit price increases with these customers when they renew these subscription plans.

Value-Added Risk Management Solutions, which accounted for 23% of total North America Risk Management Solutions, remained flat (both before and after the effect of foreign exchange). This was primarily due to lower project revenue primarily related to prior year contracts with longer commitment periods that have not yet come up for renewal, continued softness in project revenue as customers remain cautious with spend in the current economic environment, partially offset by more upfront revenue recognition on the existing product set.

Supply Management Solutions, which accounted for 9% of total North America Risk Management Solutions, increased 4% (both before and after the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $4.0 million, or 5% (4% before the effect of foreign exchange), reflects:

Traditional Sales & Marketing Solutions, which accounted for 29% of total North America Sales & Marketing Solutions, decreased 23% (both before and after the effect of foreign exchange). The decrease was primarily due to our decision to stop selling certain legacy products and convert the existing customer base as well as new prospects to Hoover’s solutions, a prior year contract with a longer commitment period that has not yet come up for renewal and lower purchases from our customers due to a slow economic recovery and continued budgetary pressures.

Value-Added Sales & Marketing Solutions, which accounted for 71% of total North America Sales & Marketing Solutions, increased 22% (both before and after the effect of foreign exchange). The increase was primarily due to broad growth in our products as a result of increased commitments primarily related to our Optimizer product, as well as more upfront revenue recognition on the existing product set.

Internet Solutions

•

An increase in Internet Solutions of $2.3 million, or 9% (8% before the effect of foreign exchange), as a result of increased customer acquisition driven by our innovation at Hoover’s, continued growth in our subscription revenue at Hoover’s as customer’s see our improved value proposition and migration by certain customers from Traditional Sales & Marketing Solutions. Partially offsetting the increase were lower purchases of our internet advertising solutions.

North America Operating Income

North America operating income for the three months ended September 30, 2011 was $112.1 million, compared to $93.5 million for the three months ended September 30, 2010, an increase of $18.6 million, or 20%. The increase in operating income was primarily attributable to a charge for the impairment of certain intangible assets, reflected in the three months ended September 30, 2010, related to our 2007 Purisma acquisition, lower costs as a result of our reengineering efforts and an increase in North America total revenue. Partially offsetting the increase were increased costs associated with our investments (e.g. D&B360).

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

North America Overview

North America total revenue decreased $24.9 million, or 3% (both before and after the effect of foreign exchange), for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. North America total revenue was negatively impacted by the divestiture of our North American Self Awareness Solution business in the third quarter of 2010, which we reclassified as a divested business and accounted for $32.9 million of revenue for the nine months ended September 30, 2010. Excluding the impact of the divestiture, core revenue increased $8.0 million, or 1% (both before and after the effect of foreign exchange).

North America Customer Solution Sets

On a customer solution set basis, the $8.0 million increase in core revenue for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $1.0 million, or less than 1% (1% decrease before the effect of foreign exchange), reflects:

Traditional Risk Management Solutions, which accounted for 69% of total North America Risk Management Solutions, decreased less than 1% (1% decrease before the effect of foreign exchange). The decrease was primarily due to lower revenue for our non-subscription transactional products, partially offset by year-over-year growth in our DNBi subscription plans due to continued high retention and increased dollar spend per customer resulting from an increased emphasis on our value proposition; and higher purchases from our existing customers as they converted from our legacy products to subscription plans for DNBi, including the customers who previously purchased value-added solutions. We continue to see mid single digit price increases when existing customers renew these subscription plans.

Value-Added Risk Management Solutions, which accounted for 23% of total North America Risk Management Solutions, decreased 1% (both before and after the effect of foreign exchange). The decrease was primarily due to lower project revenue primarily related to prior year contracts with longer commitment periods that have not yet come up for renewal, lower demand as we continue to see softness in project revenue as customers remain cautious with spend in the current economic environment and a shift in product mix from a large customer to Sales & Marketing Solutions. Partially offsetting the decrease was year-over-year growth in our DNBi subscription plans and more upfront revenue recognition on the existing customer set.

Supply Management Solutions, which accounted for 8% of total North America Risk Management Solutions, increased 3% (both before and after the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $3.1 million, or 1% (both before and after the effect of foreign exchange), reflects:

Traditional Sales & Marketing Solutions, which accounted for 28% of total North America Sales & Marketing Solutions, decreased 20% (both before and after the effect of foreign exchange). The decrease was primarily due to lower purchases from our customers due to a slow economic recovery and continued budgetary pressures, a prior year contract with a longer commitment period that has not yet come up for renewal and our decision to stop selling certain legacy products and convert the existing customer base as well as new prospects to Hoover’s solutions.

Value-Added Sales & Marketing Solutions, which accounted for 72% of total North America Sales & Marketing Solutions, increased 13% (both before and after the effect of foreign exchange). The increase was primarily due to broad growth in our products as a result of increased commitments primarily related to our Optimizer product, more upfront revenue recognition on the existing product set and prior year contracts with longer commitment periods that have not yet come up for renewal.

Internet Solutions

•

An increase in Internet Solutions of $5.9 million, or 7% (both before and after the effect of foreign exchange), as a result of increased customer acquisitions driven by our innovation at Hoover’s, continued growth in our subscription revenue at Hoover’s as customer’s see our improved value proposition and migration by certain customers from Traditional Sales & Marketing Solutions. Partially offsetting the increase were lower purchases of our internet advertising solutions.

North America Operating Income

North America operating income for the nine months ended September 30, 2011 was $324.0 million, compared to $297.2 million for the nine months ended September 30, 2010, an increase of $26.8 million, or 9%. The increase in operating income was primarily attributable to lower costs as a result of the divestiture of our North American Self Awareness Solution business and costs in the prior year for the impairment of intangible assets related to our 2007 Purisma and 2009 Quality Education Data acquisitions. Partially offsetting the increase was a decrease in North America total revenue and an increase in compensation expenses (primarily related to bonus and commission expenses).

Asia Pacific

Asia Pacific represented 15% of our total revenue for each of the three month and nine month periods ended September 30, 2011, as compared to 10% and 9% of our total revenue for the three month and nine month periods ended September 30, 2010, respectively.

Asia Pacific represented 15% of our core revenue for the three month and nine month periods ended September 30, 2011, as compared to 10% and 9% of our core revenue for the three month and nine month periods ended September 30, 2010.

The percentage change in our Asia Pacific revenue from the three month and nine month periods ended September 30, 2010 to the three month and nine month periods ended September 30, 2011 was impacted by the acquisition of D&B Australia in the fourth quarter of 2010.

There were no divestitures within this segment during the three month and nine month periods ended September 30, 2011 and 2010. The following table presents our Asia Pacific revenue by customer solution set and Asia Pacific operating income for the three month and nine month periods ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$47.2	$22.5	$128.4	$59.8
Sales & Marketing Solutions	20.3	15.1	58.3	46.6
Internet Solutions	0.2	0.3	0.7	0.9

Asia Pacific Total and Core Revenue	$67.7	$37.9	$187.4	$107.3

Operating Income	$4.9	$0.0	$10.3	$3.5

Asia Pacific Overview

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Asia Pacific total and core revenue increased $29.8 million, or 79% (65% increase before the effect of foreign exchange), for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The acquisition of D&B Australia contributed 59 percentage points of growth before the impact of foreign exchange to total Asia Pacific revenue growth during the three months ended September 30, 2011.

Asia Pacific Customer Solution Sets

On a customer solution set basis, the $29.8 million increase in Asia Pacific total and core revenue for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $24.7 million, or 110% (93% increase before the effect of foreign exchange) primarily due to the acquisition of D&B Australia in the third quarter of 2010.

Traditional Risk Management Solutions, which accounted for 97% of Asia Pacific Risk Management Solutions, increased 101% (85% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010, and the positive impact of foreign exchange. Partially offsetting the increase was lower usage from our customers in Japan as a result of the continued economic pressures as well as the impact of the natural disasters to their business.

Value-Added Risk Management Solutions, which accounted for 3% of Asia Pacific Risk Management Solutions, increased 722% (671% increase before the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $5.2 million, or 34% (26% increase before the effect of foreign exchange), reflects:

Traditional Sales & Marketing Solutions, which accounted for 67% of Asia Pacific Sales & Marketing Solutions, increased 48% (40% increase before the effect of foreign exchange). This increase was primarily due to increased purchases by new and existing customers in certain of our markets and increased revenue as a result of the acquisition of D&B Australia which we consolidated in the fourth quarter of 2010.

Value-Added Sales & Marketing Solutions, which accounted for 33% of Asia Pacific Sales & Marketing Solutions, increased 14% (3% increase before the effect of foreign exchange). This was primarily due to increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010, partially offset by a previous loss of a customer in our Japanese market.

Internet Solutions

•	A decrease in our Internet Solutions of $0.1 million, or 11% (15% decrease before the effect of foreign exchange), on a small base.

Asia Pacific Operating Income

Asia Pacific operating income for the three months ended September 30, 2011 was $4.9 million, compared to flat operating income for the three months ended September 30, 2010, an increase of $4.9 million primarily due to increased revenue as a result of the acquisition of D&B Australia which we consolidated in the fourth quarter of 2010 and related transaction costs partially offset by an increase in data costs in certain of our Asia Pacific markets.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Asia Pacific total and core revenue increased $80.1 million, or 75% (63% increase before the effect of foreign exchange), for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The acquisition of D&B Australia contributed 60 points of growth before the impact of foreign exchange to total revenue growth during the nine months ended September 30, 2011.

Asia Pacific Customer Solution Sets

On a customer solution set basis, the $80.1 million increase in Asia Pacific total and core revenue for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $68.6 million, or 115% (100% increase before the effect of foreign exchange) primarily due to the acquisition of D&B Australia in the third quarter of 2010.

Traditional Risk Management Solutions, which accounted for 96% of Asia Pacific Risk Management Solutions, increased 117% (101% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010 and the positive impact of foreign exchange. Partially offsetting the increase was lower usage from our customers in Japan as a result of the continued economic pressures as well as the impact of the natural disasters to their business.

Value-Added Risk Management Solutions, which accounted for 4% of Asia Pacific Risk Management Solutions, increased 82% (73% increase before the effect of foreign exchange) primarily due to increased revenue as a result of the acquisition of D&B Australia which we consolidated in the fourth quarter of 2010.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $11.7 million, or 25% (18% increase before the effect of foreign exchange), reflects:

Traditional Sales & Marketing Solutions, which accounted for 64% of Asia Pacific Sales & Marketing Solutions, increased 37% (32% increase before the effect of foreign exchange). This increase was primarily due to increased purchases by new and existing customers in certain of our markets, increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010, and the positive impact of foreign exchange.

Value-Added Sales & Marketing Solutions, which accounted for 36% of Asia Pacific Sales & Marketing Solutions, increased 9% (1% decrease before the effect of foreign exchange). This was primarily due to increased revenue as a result of the acquisition of D&B Australia which we consolidated in the fourth quarter of 2010 and the positive impact of foreign exchange, partially offset by a loss of a customer earlier in the year in our Japanese market.

Internet Solutions

•	A decrease in our Internet Solutions of $0.2 million, or 13% (16% decrease before the effect of foreign exchange), on a small base.

Asia Pacific Operating Income

Asia Pacific operating income for the nine months ended September 30, 2011 was $10.3 million, compared to operating income of $3.5 million for the nine months ended September 30, 2010, an increase of $6.8 million primarily due to increased revenue as a result of the acquisition of D&B Australia which we consolidated in the fourth quarter of 2010 and related transaction costs partially offset by an increase in data and compensation costs.

Europe and Other International Markets

Europe and Other International Markets represented 15% of our total revenue for each of the three month and nine month periods ended September 30, 2011, as compared to 14% and 15% of our total revenue for the three month and nine month periods ended September 30, 2010.

Europe and Other International Markets represented 15% of our core revenue for the three month and nine month periods ended September 30, 2011, as compared to 14% and 15% of our core revenue for the three month and nine month periods ended September 30, 2010.

There were no divestitures within this segment during the three month and nine month periods ended September 30, 2011 and 2010. The following table presents our Europe and Other International Markets revenue by customer solution set and Europe and Other International Markets operating income for the three month and nine month periods ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$52.4	$48.4	$154.7	$149.8
Sales & Marketing Solutions	11.6	7.9	29.4	24.8
Internet Solutions	0.7	0.6	1.8	1.6

Europe and Other International Markets Total and Core Revenue	$64.7	$56.9	$185.9	$176.2

Operating Income	$15.5	$14.4	$36.6	$43.6

Europe and Other International Markets Overview

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Europe and Other International Markets total and core revenue increased $7.8 million, or 14% (5% increase before the effect of foreign exchange), for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Europe and Other International Markets Customer Solution Sets

On a customer solution set basis, the $7.8 million increase in Europe and Other International Markets total and core revenue for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $4 million, or 8% (1% decrease before the effect of foreign exchange), reflects:

Traditional Risk Management Solutions, which accounted for 82% of Europe and Other International Markets Risk Management Solutions, increased 5% (3% decrease before the effect of foreign exchange); primarily due to the positive impact of foreign exchange partially offset by lower transactional volumes as well as lower demand in earlier periods for our ratable subscription products in certain of our markets, primarily driven by our UK market.

Value-Added Risk Management Solutions, which accounted for 16% of Europe and Other International Markets Risk Management Solutions, increased 26% (16% increase before the effect of foreign exchange) primarily due to increased purchases as a result of new project-oriented business.

Supply Management Solutions, which accounted for 2% of Europe and Other International Markets Risk Management Solutions, increased 22% (9% increase before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $3.7 million, or 46% (35% increase before the effect of foreign exchange), reflects:

Traditional Sales & Marketing Solutions, which accounted for 72% of Europe and Other International Markets Sales & Marketing Solutions, increased 64% (53% increase before the effect of foreign exchange). This increase was primarily due to increased purchases in our UK market to our existing customer base.

Value-Added Sales & Marketing Solutions, which accounted for 28% of Europe and Other International Markets Sales & Marketing Solutions, increased 14% (4% increase before the effect of foreign exchange) on a small base.

Internet Solutions

•	Internet Solutions of $0.1 million, or 7% increase (1% increase before the effect of foreign exchange ) on a small base.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the three months ended September 30, 2011 was $15.5 million, compared to $14.4 million for the three months ended September 30, 2010, an increase of $1.1 million, or 8%, primarily due to an increase in revenue partially offset by increased operating expenses (e.g. professional fees, data costs, investments) and higher year-over-year amortization related to the roll-out of DNBi.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Europe and Other International Markets total and core revenue increased $9.7 million, or 5% (1% increase before the effect of foreign exchange), for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Europe and Other International Markets Customer Solution Sets

On a customer solution set basis, the $9.7 million increase in Europe and Other International Markets total and core revenue for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $4.9 million, or 3% (1% decrease before the effect of foreign exchange), reflects:

Traditional Risk Management Solutions, which accounted for 80% of Europe and Other International Markets Risk Management Solutions, increased 1% (3% decrease before the effect of foreign exchange) reflecting lower transactional volumes as well as lower demand in earlier periods for our ratable subscription products in certain of our markets, primarily driven by our UK market.

Value-Added Risk Management Solutions, which accounted for 18% of Europe and Other International Markets Risk Management Solutions, increased 16% (11% increase before the effect of foreign exchange) primarily due to increased project based business.

Supply Management Solutions, which accounted for 2% of Europe and Other International Markets Risk Management Solutions, increased 1% (7% decrease before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $4.6 million, or 18% (13% increase before the effect of foreign exchange), reflects:

Traditional Sales & Marketing Solutions, which accounted for 66% of Europe and Other International Markets Sales & Marketing Solutions, increased 28% (23% increase before the effect of foreign exchange). This increase was primarily due to:

Value-Added Sales & Marketing Solutions, which accounted for 34% of Europe and Other International Markets Sales & Marketing Solutions, increased 2% (3% decrease before the effect of foreign exchange), primarily due to the positive impact of foreign exchange partially offset by decreased purchases in our UK market by our customers due to economic and budgetary pressures in previous quarters.

Internet Solutions

•	An increase in our Internet Solutions of $0.2 million, or 8% (4% increase before the effect of foreign exchange), on a small base.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the nine months ended September 30, 2011 was $36.6 million, compared to $43.6 million for the nine months ended September 30, 2010, a decrease of $7.0 million, or 16%, primarily due to increased operating expenses (e.g. data costs) and higher year-over-year amortization related to the roll-out of DNBi partially offset by an increase in revenue.

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

We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (up to twelve months or less), including restructuring charges, transition costs, our Strategic Technology Investment, contractual obligations and contingencies (see Note 7 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market from time-to-time to fund working capital needs, acquisitions and share repurchases. Such borrowings would be supported by our credit facility, when needed.

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

Cash Provided by Operating Activities

Net cash provided by operating activities was $271.2 million and $278.9 million for the nine months ended September 30, 2011 and 2010, respectively. The $7.7 million decrease was primarily driven by:

•	Increased tax payments;

•	Increased spend related to our Strategic Technology Investment; and

•	Increased benefit contributions primarily to the U.S. Non-Qualified Plan;

partially offset by

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses.

Cash Used in Investing Activities

Net cash used in investing activities was $38.4 million for the nine months ended September 30, 2011, as compared to net cash used in investing activities of $235.6 million for the nine months ended September 30, 2010. The $197.2 million change primarily reflects the following activities:

During the nine months ended September 30, 2011, we spent approximately $1.7 million in acquisitions of businesses, net of cash acquired, as compared to the nine months ended September 30, 2010, we spent $203.3 million on acquisitions/majority-owned joint ventures and other investments, net of cash acquired primarily related to D&B Australia. See Note 11 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q;

•

A decrease in additions to computer software and other intangibles and capital expenditures as large projects occurred in the prior year period (e.g., Acxiom data center migration and Hoover’s technology replatform);

partially offset by:

•	Proceeds related to our divested businesses in prior years.

Cash Used in Financing Activities

Net cash used in financing activities was $231.2 million and $175.2 million for the nine months ended September 30, 2011 and 2010, respectively. As set forth below, this $56.0 million change primarily relate to contractual obligations, share repurchases and stock-based programs.

Contractual Obligations

Credit Facility

At December 31, 2007, we had a $500 million, five-year bank revolving credit facility, which was set to expire in April 2012. Borrowings under the $500 million credit facility are available at prevailing short-term interest rates. On January 25, 2008, we exercised a $150 million expansion feature on our $500 million credit facility expanding the total facility to $650 million. We had $187.8 million and $252.0 million of borrowings outstanding under the $650 million credit facility at September 30, 2011 and 2010, respectively. We borrowed under these facilities from time-to-time during the nine months ended September 30, 2011 to fund our share repurchases and working capital needs.

Share Repurchases

During the nine months ended September 30, 2011, we repurchased 1,642,700 shares of common stock for $121.6 million. The share repurchases are comprised of the following programs:

•

In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009. We repurchased 976,335 shares of common stock for $71.5 million under this repurchase program during the nine months ended September 30, 2011. We anticipate that this program will be completed by the end of fiscal year 2011; and

•

In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 666,365 shares of common stock for $50.1 million under this program during the nine months ended September 30, 2011. This program commenced in October 2010 and expires in October 2014.

During the nine months ended September 30, 2010, we repurchased 1,526,512 shares of common stock for $114.8 million. The share repurchases are comprised of the following programs:

•

In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009. We repurchased 869,174 shares of common stock for $63.0 million under this repurchase program during the nine months ended September 30, 2010; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 657,338 shares of common stock for $51.8 million under this program during the nine months ended September 30, 2010. This repurchase program expired in August 2010.

Stock-based Programs

For the nine months ended September 30, 2011, net proceeds from stock-based awards were $26.9 million as compared to $3.0 million for the nine months ended September 30, 2010. The increase was attributed to an increase in the volume of stock option exercises during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Future Liquidity—Sources and Uses of Funds

Share Repurchases

In February 2009, our Board of Directors approved a $200 million share repurchase program which commenced in December 2009. During the nine months ended September 30, 2011, we repurchased 976,335 shares of common stock for $71.5 million under this program with $24.8 million remaining under this program. We anticipate that this program will be completed by the end of fiscal year 2011.

In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. During the nine months ended September 30, 2011, we repurchased 666,365 shares of common stock for $50.1 million under this program with 4,307,014 shares of common stock remaining under this program. This program commenced in October 2010 and expires in October 2014.

In October 2011, our Board of Directors approved a new $500 million share repurchase program. This program will commence at the completion of our existing $200 million share repurchase program.

Dividends

In October 2011, our Board of Directors approved the declaration of a dividend of $0.36 per share for the fourth quarter of 2011. This cash dividend will be payable on December 13, 2011 to shareholders of record at the close of business on November 28, 2011.

Strategic Technology Investment Program

In February 2010, we announced a Strategic Technology Investment program aimed at strengthening our leading position in commercial data and improving our current technology platform to meet the emerging needs of customers. We expect the Strategic Technology Investment to be completed during the second half of 2012 and the total cost to be approximately $130 million, with approximately $55 million to $65 million of the spend occurring in 2011.

Credit Facility

On October 25, 2011, we terminated our $650 million, five-year bank revolving credit facility and we entered into a new $800 million five-year revolving credit facility which matures in October 2016. The facility was renewed at commercial terms substantially similar to the former facility, the same financial covenants, and with borrowing rates that reflect the prevailing market for companies of similar credit quality.

Spin-off Obligation

In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the Internal Revenue Service (“IRS”) issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2010, and made estimated tax deposits for 2011 consistent with the IRS rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2006 to 2010 of approximately $20.5 million in the aggregate for such years. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate, which represented the incremental tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS’ rulings. In February 2011, we paid Moody’s an additional sum of approximately $2.5 million, for tax years 2003-2005. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $20.5 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.

Potential Payments in Legal Matters

We are involved in certain legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. We believe we have adequate reserves recorded in our consolidated financial statements for our current exposures in these matters, where applicable, as described herein.

Unrecognized Tax Benefits

In addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2010, we have a total amount of unrecognized tax benefits of $122.4 million as of September 30, 2011. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $140.0 million.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2010.

We do not have any related party transactions as of September 30, 2011.

Fair Value Measurements

Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of September 30, 2011, we did not have any unobservable (Level III) inputs in determining fair value for our non-recurring non-financial asset and liabilities.

As of September 30, 2011, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of September 30, 2011, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions Regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended September 30, 2011, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by us or on our behalf during the quarter ended September 30, 2011, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)

	(Dollar amounts in millions, except share data)
July 1 - 31, 2011	0.0	$0.0	0.0	0.0	$0.0
August 1 - 31, 2011	584,300	$68.60	584,300	0.0	$0.0
September 1 - 30, 2011	226,200	$61.86	226,200	0.0	$0.0

	810,500	$66.72	810,500	4,307,014	$24.8

(a)	During the three months ended September 30, 2011 we repurchased 308,809 shares of common stock for $21.0 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in May 2010 and expires in October 2014. The maximum number of shares authorized for repurchase under this program is 5,000,000 shares, of which 692,986 shares had been repurchased as of September 30, 2011. We anticipate that this program will be completed by October 2014.

(b)	During the three months ended September 30, 2011, we repurchased 501,691 shares of common stock for $33.1 million related to a previously announced $200 million share repurchase program approved by our Board of Directors in February 2009. We anticipate that this program will be completed by the end of fiscal year 2011.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.*

*	Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ Richard H. Veldran
Richard H. Veldran
Senior Vice President and Chief Financial Officer

Date: November 4, 2011

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller

Date: November 4, 2011