Form 10-K
period 2011-12-31
DUN & BRADSTREET CORP/NW
filed 2012-02-29
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

Commission file number 1-15967

The Dun & Bradstreet Corporation

(Exact name of registrant as specified in its charter)

Delaware	22-3725387
(State of incorporation)	(I.R.S. Employer Identification No.)

103 JFK Parkway, Short Hills, NJ	07078
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 921-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2011, the aggregate market value of all shares of Common Stock of The Dun & Bradstreet Corporation outstanding and held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2011) was approximately $3.710 billion.

As of January 31, 2012, 47,721,808 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders, scheduled to be held on May 9, 2012 are incorporated into Part III of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the registrant. Such exclusions will not be deemed to be an admission that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

PART I

Item 1.	Business

Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our” or the “Company”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for 170 years. Our global commercial database as of December 31, 2011 contained more than 205 million business records. The database is enhanced by our proprietary DUNSRight® Quality Process, which transforms commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.

D&B provides solution sets that meet a diverse set of customer needs globally. Customers use D&B Risk Management Solutions™ to mitigate credit and supplier risk, increase cash flow and drive increased profitability; D&B Sales & Marketing Solutions™ to provide services to enhance customers’ marketing databases to increase revenue from new and existing customers; and D&B Internet Solutions™ to convert prospects into clients by enabling business professionals to research companies, executives and industries.

Our Aspiration and Our Strategy

D&B is a company committed to delivering Total Shareholder Return (“TSR”). To achieve this objective, we remain focused on three key drivers of TSR over time: revenue growth; margin expansion; and maintaining a disciplined approach to deploying our free cash flow. These have been the central drivers of our success, and they will remain the key areas of focus for us going forward. We continue to execute our strategy in the following ways:

•

First, we remain focused on the commercial marketplace and continuing to be the world’s largest and best provider of insight about businesses. This is reflected in our aspiration, which is “To be the most trusted source of commercial insight so our customers can Decide with Confidence®.”

•

Second, maintaining our fundamental competitive advantage in the marketplace (i.e., data quality), we will continue to improve our data quality (better coverage and accuracy) and provide new sources of insight. To accomplish this, we are investing in a new technology platform that is scalable and far more agile, and will allow us to more readily provide innovative new products so we can meet emerging customer demands faster, and at a much lower cost over time.

•

Third, we will leverage our data assets to enhance our products and services within our three solution sets: Risk Management Solutions business (“RMS”), Sales & Marketing Solutions business (“S&MS”) and Internet Solutions.

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

Trusted Brand

The D&B® brand dates back to the founding of our company in 1841. We believe that the D&B brand is unique in the marketplace, standing for trust and confidence in commercial insight; our customers rely on D&B and the quality of our brand when they make critical business decisions. The Hoover’s ® brand is also very well respected within its customer segment and we will seek to further leverage both brands going forward.

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

The process works as follows:

•

Global Data Collection brings together data from a variety of sources such as company trade data, banking information, court and legal filings, business registries, publications, telephone interviews and company financial statements, worldwide;

•

We integrate the data into our database through our patented Entity Matching process, which produces a single, more accurate picture of each business using proprietary methods that consider sound, meaning, geographic location, and unique semantic capabilities for complex challenges such as Asian writing systems;

•	We apply the D-U-N-S® Number as a unique and consistent means of identifying and tracking a business globally throughout every step in the life and activity of the business;

•	We use Corporate Linkage to enable our customers to view their total risk or opportunity across related businesses; and

•	Finally, our Predictive Indicators use statistical techniques to rate a business’s past performance, to predict how a business is likely to perform in the future or to describe endemic risk.

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

Financial Flexibility

Financial Flexibility is an ongoing process that reallocates spending from low-growth or low-value activities to activities that create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. We are committed through this process to examining how every dollar is spent and optimizing between variable and fixed costs to ensure flexibility in changes to our operating expense base as we make strategic choices. This enables us to continually and systematically identify improvement opportunities in terms of quality, cost and customer experience. In executing our Financial Flexibility process, we seek to improve, standardize, consolidate and automate our business functions.

Segments

Effective January 1, 2011, we began reporting our business through three segments:

•	North America (which consists of our operations in the United States (“U.S.”) and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Japan, China and India); and

•	Europe and other International Markets (which primarily consists of our operations in the United Kingdom (“UK”), the Netherlands, Belgium, Latin America and our Worldwide Network).

The following table presents the contribution by segment to total revenue and core revenue:

	For the Years Ended December 31,
	2011	2010	2009
Total Revenue:
North America	71%	75%	78%
Asia Pacific	15%	10%	8%
Europe and Other International Markets	14%	15%	14%
Core Revenue:
North America	71%	75%	78%
Asia Pacific	15%	10%	8%
Europe and Other International Markets	14%	15%	14%

Prior to January 1, 2011, we managed and reported our business globally through two segments:

•	North America (which consisted of our operations in the U.S. and Canada); and

•	International (which consisted of our operations in Europe, Asia Pacific and Latin America).

We conduct business internationally through our wholly-owned subsidiaries, joint ventures that we hold a majority interest in, independent correspondents, strategic relationships through our D&B Worldwide Network ® and minority equity investments. Since 2000, we have entered into strategic relationships with strong local players throughout the world that we do not control and who have become part of our D&B Worldwide Network, operating under commercial agreements. Our D&B Worldwide Network enables our customers globally to make business decisions with confidence, because we incorporate data from the members of the D&B Worldwide Network into our database that is subject to our DUNSRight quality assurance standards, and utilize it in our customer solutions. Our customers, therefore, have access to a more powerful database and global solution sets that they can rely on to make their business decisions. Over the last few years, we have strengthened our position internationally through majority-owned joint ventures, for example, in China and India.

In connection with our strategy, we acquire complementary businesses, products and technologies. For example:

•	In 2009, we acquired substantially all of the assets of Bisnode’s UK operations and a 100% equity interest in Bisnode’s Irish operations (“ICC”) and we acquired a 90% equity interest in RoadWay

International Limited (“RoadWay”), the leading provider of integrated services of direct marketing in China. As part of the RoadWay transaction, D&B Huaxia, our existing joint venture company with Huaxia in China, transferred its Sales & Marketing Solutions business to RoadWay;

•	In 2010, we acquired a 100% equity interest in D&B Australia; and

•	In 2011, we acquired a 100% interest in MicroMarketing, a leading provider of direct and digital marketing services in China.

Segment data and other information for the years ended December 31, 2011, 2010 and 2009 are included in Note 14 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Our Customer Solutions and Services

Risk Management Solutions

Risk Management Solutions is our largest customer solution set, accounting for 63%, 62% and 60% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Within this customer solution set, we offer traditional and value-added solutions. Our Traditional Risk Management Solutions, which include our DNBi® product line, as well as reports from our database which are used primarily for making decisions about new credit applications, constituted 74% of our Risk Management Solutions revenue and 47% of our total revenue for the year ended December 31, 2011. Our Value-Added Risk Management Solutions, which constituted 20% of our Risk Management Solutions revenue and 12% of our total revenue for the year ended December 31, 2011, generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of trends in this customer solutions set.

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

Our principal Risk Management Solutions are:

•

DNBi, our interactive, customizable online application that offers customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis. We are also focused on helping more customers protect their business from risk through additions to the DNBi suite of products including:

—	DNBi Professional, providing a simple three-step credit evaluation process to help small businesses make better credit decisions;

—	DNBi Corporate, offering flexible pricing options allowing credit departments of all sizes to get just the data and options they need; and

—	Portfolio Risk Manager for DNBi, a new module that allows DNBi users to create strategic “one -click” analytic reports to see risk and opportunity across their customer base;

•

Various business information reports (e.g., our Business Information Report, our Comprehensive Report, and our International Report, etc.) that are consumed in a transactional manner across multiple platforms such as DNB.com; and

•	eRAM, our enterprise solution for large global and domestic customers for automated decisioning and portfolio analytics.

Certain solutions are available on a subscription pricing basis, including our DNBi subscription pricing plan. Our subscription pricing plans represent a larger portion of our revenue, provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk.

Sales & Marketing Solutions

Sales & Marketing Solutions is our second-largest customer solution set, accounting for 30%, 29% and 28% of our total revenue, respectively, for each of the years ended December 31, 2011, 2010 and 2009. Within this customer solution set, we offered traditional and value-added solutions. Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. These solutions constituted 36% of our Sales & Marketing Solutions revenue and 11% of our total revenue for the year ended December 31, 2011.

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions, including data management solutions like Optimizer (our solution to cleanse, identify and enrich our customers’ client portfolios) and products introduced as part of our Data-as-a-Service (or “DaaS”) Strategy, which integrates our data directly into the applications and platforms that our customers use every day. Customer Relationship Management (“CRM”) is our first area of focus, with D&B360, which helps CRM customers manage their data, increase sales and improve customer engagement. Beyond CRM, D&B Direct, a software Application Programming Interface (API), enables data integration inside enterprise applications such as ERP, and enables master data management. The vision for DaaS is to make D&B’s data available wherever and whenever our customers need it, thereby powering more effective business processes.

The Value-Added Sales & Marketing Solutions constituted 64% of Sales & Marketing Solutions revenue and 19% of our total revenue for the year ended December 31, 2011. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of trends in this customer solutions set.

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

Our principal Sales & Marketing Solutions are:

•

Our customer data integration solutions, which are solutions that cleanse, identify, link and enrich customer information with our DUNSRight Quality Process. Our D&B Optimizer™ solution, for example, uses our DUNSRight Quality Process to transform customer prospects and files into up-to-date, accurate and actionable commercial insight, enabling a single customer view across multiple systems and touchpoints, such as marketing and billing databases, and better enabling a customer to make sales and marketing decisions; D&B360®, which integrates our data into third-party CRM applications; and D&B Direct™, an API that enables developers to build D&B data into their enterprise applications.

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

Internet Solutions, primarily representing the results of our Hoover’s business, accounted for 7% of our total revenue for each of the years ended December 31, 2011, 2010 and 2009, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion on trends in this customer solutions set.

Growth of our Internet Solutions business depends upon the development of improved and new products targeted to our primary customer segments, as well as the development of Internet products targeted to the needs of customer segments outside our core audience.

Hoover’s, primarily a prospecting tool, provides information on public and private companies, and on industries and executives, sales, marketing and research professionals worldwide. The database includes industry and company briefs, information on competitors, corporate financials, executive contact information, current news, including social media and research, family trees, and contact information including biographies. Hoover’s subscribers access the data online via the subscription service Hoover’s Online®. As part of our Strategic Technology Investment, which we refer to as “MaxCV” for Maximizing Customer Value, we are migrating customers to newer, and higher performing platforms, such as Hoover’s, while we are shutting down legacy products that will not be supported by our new data supply chain.

Our Internet Solutions help customers convert prospects to clients faster by providing a workflow solution to answer questions such as:

•	How do I identify prospects and better prepare for sales calls?

•	Who are the key senior-level decision makers?

•	How does the prospect compare to others in their industry?

Our principal Internet Solutions are:

•

Our subscription solutions delivered online through Hoover’s Online (such as “Researcher®,” “Prospector™,” “Relationship Manager™,” “Executive,” and our First Research industry data solution) and via electronic data feeds;

•	Our advertising and e-marketing solutions provided through www.hoovers.com, www.firstresearch.com and related Internet sites; and

•	Licensing of Hoover’s proprietary content to third-party content providers.

Our Sales Force

We rely primarily on our sales force of approximately 2,200 team members worldwide to sell our customers solutions, of which approximately 1,100 were in our North American segment and 1,100 were in our international segments as of December 31, 2011. Our sales force includes relationship managers and solution specialists who sell to our strategic and commercial customers, telesales teams, a team that sells to federal, state and local governments, and a team that sells to resellers of our solutions and our data. Our global sales force is also a source of competitive advantage, which allows us to effectively serve large, medium and small sized customers.

Our Customers

We believe that different size customers have different needs and require different skill sets to service them. Accordingly, we are organized to effectively serve each of our large, medium and small sized customers. Our principal customers are banks and other credit and financial institutions, manufacturers, wholesalers, retailers, government agencies, insurance companies and telecommunication companies, as well as sales, marketing and business development professionals. None of our customers accounted for more than 10% of our 2011 total revenue or of the revenue of our North American, Asia Pacific or Europe and other International Markets segments. Accordingly, neither we nor any of our segments is dependent on a single customer, such that a loss of any one would have a material adverse effect on our consolidated annual results of operations or the annual results of any of our segments.

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

We also compete in North America with a broad range of companies offering solutions similar to our Sales & Marketing Solutions. Our direct competitors in Sales & Marketing Solutions include companies such as Equifax and infoGROUP. In addition, we face competition in data services from our customers’ own internal development and from data quality software solutions.

In our Internet Solutions, Hoover’s competition varies based on the size of the customer and the level of spending available for services such as Hoover’s Online. On the high end of product pricing, Hoover’s Researcher, Hoover’s Prospector and Hoover’s Relationship Manager products compete with other business information providers such as infoGROUP. New, less established entrants are also pursuing some of these same customers. On the lower end of product pricing, our Hoover’s Essentials™ Ecommerce-enabled product, as well as the Hoovers Acquisition free site mainly compete with advertising-supported Internet sites, and other free or low-priced information sources, such as Yahoo! Finance and MarketWatch, Inc.

Outside the U.S., the competitive environment varies by region and country, and can be significantly impacted by the legislative actions of local governments.

In Europe, our direct competition is primarily local, such as Experian in the UK and Graydon in Belgium and the Netherlands. We believe that we offer superior solutions when compared to these competitors because of our DUNSRight Quality Process. In addition, the Sales & Marketing Solutions landscape is both localized and fragmented throughout Europe, where numerous local players of varying size compete for business.

In Asia, we face competition in our Risk Management Solutions business from a mix of local and global providers. For example, we compete with Sinotrust in China, which is majority owned by Experian, with Veda in Australia and with Experian in India. In addition, as in Europe, the Sales & Marketing Solutions landscape throughout Asia is localized and fragmented.

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

•

Leverage MaxCV to significantly improve our value proposition for customers in order to make D&B’s data available wherever and whenever our customers need it, as well as our brand perception and the value of our D&B Worldwide Network®;

•	Maintain those third-party relationships on whom we rely for data and certain operational services; and

•	Attract and retain a high-performing workforce.

Intellectual Property

We own and control various intellectual property rights, such as trade secrets, confidential information, trademarks, service marks, trade names, copyrights, patents and applications. These rights, in the aggregate, are of material importance to our business. We also believe that the D&B name and related trade names, marks and logos are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We consider our trademarks, service marks, databases, software, copyrights, patents, patent applications and other intellectual property to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret, patent, etc.) and contract and liability safeguards for protection thereof throughout the world.

Unless the context indicates otherwise, the names of our branded solutions and services referred to in this Annual Report on Form 10-K are trademarks, service marks or registered trademarks or service marks owned by or licensed to us or one or more of our subsidiaries.

We own patents and patent applications both in the U.S. and in other selected countries of importance to us. The patents and patent applications include claims which pertain to certain technologies which we have determined are proprietary and warrant patent protection. We believe that the protection of our innovative technology, especially technology pertaining to our proprietary DUNSRight Quality Process such as our proprietary methods for data curation and Identity Resolution, through the filing of patent applications is a prudent business strategy, and we will continue to seek to protect those assets for which we have expended substantial capital. Filing of these patent applications may or may not provide us with a dominant position in the fields of technology. However, these patents and/or patent applications may provide us with legal defenses should subsequent patents in these fields be issued to third parties and later asserted against us. Where appropriate, we may also consider asserting or cross-licensing our patents.

Employees

As of December 31, 2011, we employed approximately 5,100 team members worldwide, of which approximately 2,500 were in our North American segment and Corporate and approximately 2,600 were in our remaining segments. We believe that we have good relations with our employees. There are no unions in the North American segment. Works Councils and Trade Unions represent a portion of our employees in our European and Latin American operations.

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

We make available free of charge on or through our Internet site (www. dnb.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish the material to, the SEC. The information on our Internet site, on our Hoover’s Internet site or on our related Internet sites is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

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

In February 2010, we announced a Strategic Technology Investment program, which we refer to as “MaxCV” for Maximizing Customer Value, aimed at strengthening our leading position in commercial data and improving our current technology platform to meet the emerging needs of customers. We will continue to rely in part on third-party providers to implement and update certain aspects of our technology infrastructure and to thereafter run certain of such operations both from within D&B and from their own remote locations. Upon completion of this investment, we expect that it will:

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

We expect that MaxCV will have a total cost of approximately $160 million in 2012. The project will largely focus on continuing to rebuild the data supply chain as well as introducing additional Web services. We expect MaxCV and the associated spending will be largely complete by the end of 2012. However, product and customer migration are now targeted to be concluded in the second half of 2013. We may experience additional costs that we do not currently foresee.

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

Upon the successful completion of MaxCV, the failure to continue to invest in our business could result in a material adverse effect on our future financial results. Such investments may include: (i) our ability to successfully evolve our workforce away from those third parties who assisted us in the build of MaxCV, to internal employees who can successfully execute thereon; (ii) executing on, and mitigating risks associated with, new product offerings such as DaaS; and (iii) ensuring continued compatibility of our new platforms and technologies with our Worldwide Network partners and other affiliates.

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

Weak economic conditions can result in customers seeking to utilize free or lower-cost information that is available from alternative sources such as the Internet and European Commission-sponsored projects like the European Business Register. Intense competition could adversely impact us by causing, among other things, price reductions, reduced gross margins and loss of market share.

We face competition outside the U.S., and our competitors could develop an alternative to our D&B Worldwide Network.

We face competition from consumer credit companies that offer consumer information solutions to help their customers make credit decisions regarding small businesses. Consumer information companies are seeking to expand their operations more broadly into aspects of the business information space. While their presence is currently small in the business information market, given the size of the consumer market in which they operate, they have scale advantages in terms of scope of operations and size of relationship with customers, which they can potentially leverage to an advantage.

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

•

Adopt and maintain an effective information technology infrastructure, including our work under MaxCV, to support product delivery as customer needs and preferences change and competitors offer more sophisticated products;

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

We provide full-year financial guidance to the public which is based upon our assumptions regarding our expected financial performance. This includes, for example, assumptions regarding our ability to grow revenue, to grow operating income, to achieve desired tax rates and to generate cash. We believe that our financial guidance provides investors and analysts with a better understanding of our view of our near-term financial performance. Such financial guidance may not always be accurate, due to our inability to meet the assumptions we make and the impact on our financial performance that could occur as a result of the various risks and uncertainties to our business as set forth in these risk factors and in our public filings with the SEC or otherwise. If we fail to meet the full-year financial guidance that we provide or if we find it necessary to revise such guidance as we conduct our operations throughout the year, the market value of our common stock or other securities could be materially adversely affected.

We may lose key business assets or suffer interruptions in product delivery, including loss of data center capacity or the interruption of telecommunications links, the Internet, or power sources which could significantly impede our ability to do business.

Our operations depend on our ability, as well as that of third-party service providers to whom we have outsourced several critical functions, to protect data centers and related technology against damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), the theft of services, natural disasters, or other disasters. The online services we provide are dependent on links to telecommunications providers. We generate a significant amount of our revenue through telesales centers and Internet sites that we use in the acquisition of new customers, fulfillment of solutions and services and responding to customer inquiries. We may not have sufficient redundant operations or change management processes in connection with our introduction of new online products or services to prevent a loss or failure in all of these areas in a timely manner. Any damage to, or failure by our service providers to properly maintain our data centers, failure of our telecommunications links or inability to access these telesales centers or Internet sites could cause interruptions in operations that adversely affect our ability to meet our customers’ requirements and materially adversely affect our business and financial results.

A failure in the integrity of our database could harm our brand and result in a loss of sales and an increase in legal claims.

The reliability of our solutions is dependent upon the integrity of the data in our global database. We have in the past been subject to customer and third-party complaints and lawsuits regarding our data, which have occasionally been resolved by the payment of money damages. A failure in the integrity of our database, whether inadvertently or through the actions of a third party, which may be on the rise, could harm us by exposing us to customer or third-party claims or by causing a loss of customer confidence in our solutions. We may experience an increase in risks to the integrity of our database as we move toward real time data feeds, including those from social media sources, upon the completion of MaxCV. We must continue to invest in our database to improve and maintain the quality, timeliness and coverage of the data contained therein if we are to maintain our competitive positioning in the marketplace.

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

Cybersecurity risks could harm our operations, the operations of our critical outsourcers, or the operations of our partners on whom we rely for data and to meet our customer needs, any of which could materially impact our business and financial results.

We rely upon the security of our information technology infrastructure to protect us from cyber attacks and unauthorized access. Cyber attacks can include malware, computer viruses, or other significant disruption of our Information Technology (“IT”) networks and related systems. Government agencies and security experts have warned about growing risks of hackers, cyber-criminals and other potential attacks targeting every type of IT system. We may face increasing cyber security risks, as we receive data from new sources, such as social media sites or through data aggregators who provide us with information.

If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have a material adverse effect on our business. We also store sensitive information in connection with our human resources operations and other aspects of our business which could be compromised by a cyber attack. To the extent that any disruptions or security breach results in a loss or damage to our data, an inappropriate disclosure of confidential information, an inability to access data sources, or an inability to process data for or send data to our customers, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. We may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. While we have insurance coverage for certain instances of a cyber security breach, our coverage may not be sufficient if we suffer a significant or multiple attacks.

Our outsourcing partners are primarily responsible for the security of our IT environment and we rely significantly on third parties to supply clean data content and to resell our products in a secure manner. All of these third parties face risks relating to cyber security similar to ours which could disrupt their businesses and therefore materially impact ours. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ IT security operations, or the amount of investment they place in guarding against cyber security threats. Accordingly, we are subject to any flaw in or breaches to their IT systems or those that they operate for us, which could materially impact our business, operations and financial results.

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

We derive a substantial portion of our revenue from annual customer contracts. If we are unable to renew a significant number of these contracts, our revenue and results of operations would be harmed. In addition, our results of operations from period-to-period may vary due to the timing of customer contract renewals. As contracts are renewed, we have experienced, and may continue to experience, a shift in product mix underlying such contracts. This could result in the deferral of increased amounts of revenue into future periods as a larger portion of revenue is recognized over the term of our contracts rather than upfront at contract signing or the acceleration of deferred revenue into an earlier reporting period. Although this may cause our financial results from period-to-period to vary substantially, such change in revenue recognition would not change the total revenue recognized over the life of our contracts.

We may be adversely affected by the global economic environment.

As a result of the macro-economic challenges currently affecting the economy of the United States, Europe, and other parts of the world, our customers or vendors may experience problems with their earnings, cash flow, or both. This may cause our customers to delay, cancel or significantly decrease their purchases from us, and we may experience delays in payment or their inability to pay amounts owed to us. Our vendors may substantially increase their prices to us and without notice. Any such change in the behavior of our customers or vendors may materially adversely affect our earnings and cash flow. If economic conditions in the United States and other key markets deteriorate further or do not show improvement, we may experience material adverse impacts to our business, operating results, and/or access to credit markets.

Changes in the legislative, regulatory and commercial environments in which we operate could adversely impact our ability to collect, compile, use and publish data and could impact our financial results.

Certain types of information we collect, compile, use and publish are subject to regulation by governmental authorities in various jurisdictions in which we operate, particularly in our international markets. There is increasing awareness and concern among the general public, governmental bodies, and others regarding marketing and privacy matters, particularly as they relate to individual privacy interests and the ubiquity of the Internet. These concerns may result in new or amended laws and regulations that could adversely impact our business. In general, compliance with existing laws and regulations has not to date materially impacted our business and financial results. Nonetheless, future laws and regulations with respect to the collection, compilation, use and publication of information, and adverse publicity or litigation concerning the commercial use of such information could result in limitations being imposed on our operations, increased compliance or litigation costs and/or loss of revenue, which could have a material adverse effect on our business and financial results.

Our business relies on the availability of the Internet as it is currently configured and operated both to obtain data and services and to provide data and services to our customers. If the rules governing the operation of the Internet were to change, such as, for example, by permitting broadband suppliers to discriminate in providing access to their networks, this could have a material adverse impact on our business.

Governmental agencies may seek to increase the costs we must pay to acquire, use and/or redistribute data that such governmental agencies collect. While we would seek to pass along any such price increases to our customers or provide alternative services, there is no guarantee that we would be able to do so, given competitive pressures or other considerations. Should our proportion of multiyear contracts increase, our risk of having to incur such additional costs further increases. Any such price increases or alternative services may result in reduced usage by our customers and/or loss of market share, which could have a material adverse effect on our business and financial results.

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

We have no direct management control over third-party members of the D&B Worldwide Network or other third parties who conduct business under the D&B brand name in local markets or who license and sell under the D&B name.

The D&B Worldwide Network is comprised of wholly-owned subsidiaries, joint ventures that we either control or hold a minority interest in, and third-party members who conduct business under the D&B brand name in local markets. While third-party member participation in the D&B Worldwide Network and certain of our relationships with other third parties are controlled by commercial services agreements and the use of our trademarks is controlled by license agreements, we have no direct management control over these members or third parties beyond the terms of the agreements. We license data to certain third parties to be included in the data solutions that they sell to their customers and such arrangements may increase as a percentage of our total revenue in the future. We do not have direct control over such third parties’ sales people or practices, and their failure to successfully sell products which include our data will impact the revenue we receive and could have a material adverse effect on our business and financial results. As a result, actions or inactions taken by these third parties may have a material impact on our business and financial results. For example, one or more third parties or members may:

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

Our international businesses are subject to various risks associated with operations in foreign countries, which could materially adversely affect our business and financial results.

Our success depends in part on our various international businesses. For the three years ended December 31, 2011, 2010 and 2009, our businesses outside of North America accounted for 29%, 25% and 22% of total revenue, respectively. Our international businesses are subject to many of the same challenges as our domestic business, as well as the following:

•

Our competition is primarily local, and our customers may have greater loyalty to our local competitors which may have a competitive advantage because they are not restricted by U.S. and international laws with which we require our international businesses to comply, such as the U.S. Foreign Corrupt Practices Act (“FCPA”);

•

While our services have not usually been regulated, governments, particularly in emerging market areas, may adopt legislation or regulations, or we may learn that our current methods of operation violate existing legislation or regulations, governing the collection, compilation, use and/or publication of the kinds of information we collect, compile, use and publish, which could bar or impede our ability to operate and this could adversely impact our business;

•	Credit insurance is a significant credit risk mitigation tool in certain markets that may reduce the demand for our Risk Management Solutions; and

•	In some markets, key data elements are generally available from public-sector sources, thus reducing a customer’s need to purchase that data from us.

In addition, the FCPA and anti-bribery and anti-corruption laws in other jurisdictions generally prohibit improper payments to government officials or other persons for the purpose of obtaining or retaining business. We cannot assure you that our policies and procedures will always protect us from acts committed by our employees or third party intermediaries. From time to time, under appropriate circumstances, we have undertaken and will continue to undertake investigations of the relevant facts and circumstances and, when appropriate, take remedial actions, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our business and financial results.

Our international strategy includes the leveraging of our D&B Worldwide Network to improve our data quality. We form and manage strategic relationships to create a competitive advantage for us over the long term; however, these strategic relationships may not be successful or may be subject to ownership change.

The issue of data privacy is an increasingly important area of public policy in various international markets, and we operate in an evolving regulatory environment. If our existing business practices were deemed to violate existing data privacy laws or such laws as they may evolve from time to time, our business or the business of third parties on whom we depend could be adversely impacted.

Our operating results could be negatively affected by a variety of other factors affecting our foreign operations, many of which are beyond our control. These factors may include currency fluctuations, economic, political or regulatory conditions, competition from government agencies in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in international business activities generally include, among others:

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

Our success and financial results depend on our continuing ability to attract, retain and motivate highly qualified personnel at all levels and to appropriately use the time and resources of such individuals. This includes members of our sales force on whom we rely for generating the vast majority of our revenue, and members of our technology team on whom we rely to continually maintain and upgrade all of our technology operations and to maintain and develop our products. Competition for these individuals is intense, and we may not be able to retain our key personnel or key members of our sales or technology teams, or attract, assimilate or retain other highly-qualified individuals in the future. We have from time-to-time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees, including members of our sales force and technology team, who have appropriate qualifications.

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

Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000-square-foot property that we lease. We renewed our lease on this property in 2011 for a term of eight years, with two five-year renewal options. This property also serves as the executive offices of our North American segment.

Our other properties are geographically distributed to meet sales and operating requirements worldwide. We generally consider these properties to be both suitable and adequate to meet current operating requirements. As of December 31, 2011, the most important of these other properties include the following sites:

•	A 178,000 square-foot leased office building in Center Valley, Pennsylvania, which houses various sales, finance, fulfillment and data acquisition personnel;

•

A 147,000 square-foot office building that we own in Parsippany, New Jersey, housing personnel from our North American sales, marketing and technology groups (approximately one-third of this building is leased to a third party);

•	A 78,000 square-foot leased office building in Austin, Texas, housing technology development, certain product development and sales operations;

•	A 79,060 square-foot leased space in Marlow, England, which houses our UK business, International technology and certain other International teams;

•	A total of 59,000 square-feet of leased office space in Australia, housing our Australian sales, marketing and technology groups; and

•	A 47,782 square-foot leased space in Dublin, Ireland, housing technology development, data operations and sales operations.

In addition to the above locations, we also conduct operations in other offices across the globe, most of which are leased.

Item 3.	Legal Proceedings

Information in response to this Item is included in Part II, Item 8. “Note 13. Contingencies” and is incorporated by reference into Part I of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 2,375 shareholders of record as of December 31, 2011.

The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown:

	2011		2010
	High	Low	High	Low
First Quarter	$86.45	$76.98	$83.37	$69.31
Second Quarter	$83.33	$74.25	$78.82	$67.12
Third Quarter	$76.79	$61.06	$74.54	$65.90
Fourth Quarter	$74.83	$59.25	$82.09	$73.87

We paid quarterly dividends to our shareholders totaling $70.4 million, $70.0 million and $71.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. On February 6, 2012, we declared a dividend of $0.38 per share for the first quarter of 2012. This cash dividend will be payable on March 14, 2012 to shareholders of record at the close of business on February 28, 2012.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2011 of shares of equity that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
		(Dollar amounts in millions, except share data)
October 1 - 31, 2011	331,556	$60.32	331,556	—	$—
November 1 - 30, 2011	327,733	$67.07	327,733	—	$—
December 1 - 31, 2011	311,712	$70.08	311,712	—	$—

	971,001	$65.73	971,001	4,175,566	$470.2

(a)	During the three months ended December 31, 2011, we repurchased 131,448 shares of common stock for $9.2 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in May 2010 and expires in October 2014. The maximum amount authorized under the program is five million shares, of which 824,434 shares have been repurchased as of December 31, 2011. We anticipate that this program will be completed by October 2014.

(b)	During the three months ended December 31, 2011, we repurchased 403,783 shares of common stock for $24.8 million related to a previously announced $200 million share repurchase program approved by our Board of Directors in February 2009. This program was completed in November 2011.

In addition, during the three months ended December 31, 2011, we repurchased 435,770 shares of common stock for $29.8 million related to a previously announced $500 million share repurchase program approved by our Board of Directors in October 2011. Although this share repurchase program has no expiration date and there is not currently a specific time frame within which we plan to complete this share repurchase program, we intend to continue our policy of returning excess free cash to shareholders in the form of share buybacks and/or dividends.

FINANCIAL PERFORMANCE COMPARISON GRAPH*

SINCE DECEMBER 31, 2006

In accordance with SEC rules, the graph below compares the Company’s cumulative total shareholder return against the cumulative total return of the Standard & Poor’s 500 Index and a published industry index starting on December 31, 2006. Our past performance may not be indicative of future performance.

As an industry index, the Company chose the S&P 500 Commercial & Professional Services Index, a subset of the S&P 500 Index that includes companies that provide business-to-business services.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG D&B, S&P 500 INDEX AND THE S&P 500 COMMERCIAL &

PROFESSIONAL SERVICES INDEX

*	Assumes $100 invested on December 31, 2006, and reinvestment of dividends.

Item 6.	Selected Financial Data

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in millions, except per share data)
Results of Operations:
Revenue	$1,758.5	$1,676.6	$1,687.0	$1,726.3	$1,599.2
Costs and Expenses	1,333.7	1,267.5	1,222.5	1,256.6	1,173.6

Operating Income(1)	424.8	409.1	464.5	469.7	425.6
Non-Operating Income (Expense)—Net(2)	(56.7)	(21.2)	(32.0)	(30.8)	0.7

Income from Continuing Operations Before Provision for Income Taxes and Equity in Net Income of Affiliates	368.1	387.9	432.5	438.9	426.3
Provision for Income Taxes(3)	109.2	137.9	112.1	128.0	135.8
Equity in Net Income of Affiliates	1.3	0.9	1.6	1.0	1.3

Income from Continuing Operations	260.2	250.9	322.0	311.9	291.8
Income from Discontinued Operations, Net of Income Taxes	0.0	0.0	0.0	0.7	5.4
Gain on Disposal of Italian Real Estate Business, Net of Tax Impact	0.0	0.0	0.0	0.4	0.0

Income from Discontinued Operations, Net of Income Taxes(4)	0.0	0.0	0.0	1.1	5.4

Net Income	260.2	250.9	322.0	313.0	297.2
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	0.1	1.2	(2.6)	(2.4)	0.9

Net Income Attributable to D&B	$260.3	$252.1	$319.4	$310.6	$298.1

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$5.31	$5.03	$6.06	$5.65	$4.99
Income from Discontinued Operations Attributable to D&B Common Shareholders	0.0	0.0	0.0	0.02	0.09

Net Income Attributable to D&B Common Shareholders	$5.31	$5.03	$6.06	$5.67	$5.08

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$5.28	$4.98	$5.99	$5.56	$4.88
Income from Discontinued Operations Attributable to D&B Common Shareholders	0.0	0.0	0.0	0.02	0.09

Net Income Attributable to D&B Common Shareholders	$5.28	$4.98	$5.99	$5.58	$4.97

Other Data:
Weighted Average Number of Shares Outstanding—Basic	48.9	49.9	52.3	54.4	58.3
Weighted Average Number of Shares Outstanding—Diluted	49.3	50.4	52.9	55.3	59.6
Amounts Attributable to D&B Common Shareholders
Income from Continuing Operations, Net of Income Taxes	$260.3	$252.1	$319.4	$309.5	$292.7
Income from Discontinued Operations, Net of Income Taxes	0.0	0.0	0.0	1.1	5.4

Net Income Attributable to D&B	$260.3	$252.1	$319.4	$310.6	$298.1

Cash Dividends Paid per Common Share	$1.44	$1.40	$1.36	$1.20	$1.00
Cash Dividends Declared per Common Share	$1.44	$1.40	$1.36	$0.90	$1.30
Other Comprehensive Income, Net of Tax
Net Income	$260.2	$250.9	$322.0	$313.0	$297.2
Foreign Currency Translation Adjustments, no Tax Impact	$(7.5)	$(0.3)	$43.2	$(70.8)	$20.5
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (Expense) of $3.8, ($7.8), ($4.0), $2.5, and ($42.2) at December 31, 2011, 2010, 2009, 2008 and 2007, respectively	$(5.8)	$0.9	$18.1	$(3.8)	$80.3
Net Loss, Net of Tax Income (Expense) of $76.6, $15.2, $6.3, $184.4 and $0.5 at December 31, 2011, 2010, 2009, 2008 and 2007, respectively	$(116.6)	$(1.4)	$(28.5)	$(287.3)	$(1.0)
Derivative Financial Instruments, Net of Tax Income (Expense) of $3.4 in 2008 and ($0.1) in 2007	$3.0	$0.0	$0.5	$(5.4)	$(1.0)

Comprehensive Income, Net of Tax	$133.3	$250.1	$355.3	$(54.3)	$396.0
Less: Comprehensive Income Attributable to the Noncontrolling Interest	$1.4	$0.8	$(2.9)	$(2.9)	$0.9

Comprehensive Income Attributable to D & B	$134.7	$250.9	$352.4	$(57.2)	$396.9

Balance Sheet:
Total Assets(5)	$1,977.1	$1,919.5	$1,763.4	$1,586.0	$1,658.8
Long-Term Debt	$963.9	$972.0	$961.8	$904.3	$724.8
Total D&B Shareholders’ Equity (Deficit)(5)	$(743.9)	$(677.6)	$(769.0)	$(856.7)	$(440.1)
Noncontrolling Interest	$3.7	$8.8	$11.7	$6.1	$3.6
Total Equity (Deficit)(5)	$(740.2)	$(668.8)	$(757.3)	$(850.6)	$(436.5)

(1)	Non-core gain and (charges) (a) included in Operating Income:

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Restructuring Charges	$(22.1)	$(14.8)	$(23.1)	$(31.4)	$(25.1)
Impaired Intangible Assets	$(3.3)	$(20.4)	$(3.0)	$0.0	$0.0
Strategic Technology Investment or MaxCV	$(44.8)	$(36.5)	$0.0	$0.0	$0.0
Settlement of Legacy Pension Obligation	$(5.1)	$0.0	$0.0	$0.0	$0.0
Settlement of International Payroll Tax Matter Related to a Divested Entity	$0.0	$0.0	$0.0	$0.0	$(0.8)

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(2)	Non-core gains and (charges) (a) included in Non-Operating Income (Expense)—Net:

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Effect of Legacy Tax Matters	$(7.1)	$(0.4)	$1.0	$1.2	$1.6
Strategic Technology Investment or MaxCV	$0.0	$0.3	$0.0	$0.0	$0.0
Gain on Disposal of North American Self Awareness Solutions business	$0.0	$23.1	$0.0	$0.0	$0.0
Gain (Loss) on Sale of Investment	$(11.4)	$0.0	$0.0	$0.0	$0.9
One-Time Gain on Hedge of Purchase Price of Australian Acquisition	$0.0	$3.4	$0.0	$0.0	$0.0
Gain Associated with Huaxia/D&B China Joint Venture	$0.0	$0.0	$0.0	$0.0	$5.8
Gain Associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture	$0.0	$0.0	$0.0	$0.6	$0.0
Gain Associated with Tokyo Shoko Research/D&B Japan Joint Venture	$0.0	$0.0	$0.0	$0.0	$13.2
Tax Reserve true-up for the Settlement of 2003 tax year, related to the “Amortization and Royalty Expense Deductions” transaction	$0.0	$0.0	$0.0	$(7.7)	$0.0
Settlement of Legacy Tax Matter Arbitration	$0.0	$0.0	$4.1	$8.1	$0.0
Gain on Disposal of Italian Domestic Business	$0.0	$0.0	$6.5	$0.0	$0.0

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(3)	Non-core gains and (charges) (a) included in Provision for Income Taxes:

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Restructuring Charges	$7.9	$5.2	$8.4	$11.2	$9.4
Impaired Intangible Assets	$1.2	$7.6	$1.2	$0.0	$0.0
Strategic Technology Investment or MaxCV	$10.5	$8.3	$0.0	$0.0	$0.0
Settlement of Legacy Pension Obligation	$1.9	$0.0	$0.0	$0.0	$0.0
Gain (Loss) on Investment	$3.5	$0.0	$0.0	$0.0	$(0.3)
Tax Benefit on a Loss on the Tax Basis of a Legal Entity	$8.5	$0.0	$0.0	$0.0	$0.0
Gain on Disposal of North American Self Awareness Solutions business	$0.0	$(9.0)	$0.0	$0.0	$0.0
One-Time Gain on Hedge of Purchase Price of Australian Acquisition	$0.0	$(1.3)	$0.0	$0.0	$0.0
Reduction of a Deferred Tax Asset Resulting from the Healthcare Act of 2010	$0.0	$(13.0)	$0.0	$0.0	$0.0
Refund Claim on Legacy Tax Matters	$0.0	$13.8	$0.0	$0.0	$0.0
Gain Associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture	$0.0	$0.0	$0.0	$(0.1)	$0.0
Effect of Legacy Tax Matters	$12.0	$(0.5)	$(1.0)	$(1.2)	$(1.6)
Gain Associated with Huaxia/D&B China Joint Venture	$0.0	$0.0	$0.0	$0.0	$(2.9)
Gain Associated with Tokyo Shoko Research/D&B Japan Joint Venture	$0.0	$0.0	$0.0	$0.0	$(8.3)
Settlement of International Payroll Tax Matter Related to a Divested Entity	$0.0	$0.0	$0.0	$0.0	$0.2
Settlement of Legacy Tax Matter Arbitration	$0.0	$0.0	$(3.1)	$(3.1)	$0.0
Benefits Derived From Worldwide Legal Entity Simplification	$0.0	$0.0	$36.2	$0.0	$0.0
Gain on Disposal of Italian Domestic Business	$0.0	$0.0	$3.5	$0.0	$0.0
Tax Reserve true-up for the Settlement of 1997-2002 tax years, primarily related to the “Amortization and Royalty Expense Deductions/Royalty Income 1997-2007” transaction	$0.0	$0.0	$0.0	$0.0	$31.2
Tax Reserve true-up for the Settlement of 2003 tax year, related to the “Amortization and Royalty Expense Deductions” transaction	$0.0	$0.0	$0.0	$15.4	$0.0
Favorable Resolution of Global Tax Audits including the Liquidation of Dormant International Corporations and/or Divested Entities	$0.0	$0.0	$0.0	$22.7	$0.0
Interest on IRS Deposit	$0.0	$0.0	$0.0	$1.3	$0.0
Impact of Revaluing the Net Deferred Tax Assets in the UK as a Result of a UK Tax Law Change, Enacted in Q3 2007, Which Reduces the General UK Tax Rate From 30% to 28%	$0.0	$0.0	$0.0	$0.0	$(2.5)

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(4)	On December 27, 2007, we sold our Italian real estate business for $9.0 million, which was a part of our International segment, and we have reclassified the historical financial results of the Italian real estate business as discontinued operations. We have reflected the results of this business as discontinued operations in the consolidated statements of earnings for all periods presented as set forth in this Annual Report on Form 10-K. We have recorded the resulting gain of $0.4 million (both pre-tax and after-tax) from the sale in the first quarter of 2008 in the consolidated statement of operations and comprehensive income.

(5)	See Note 1 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for information on our revised financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On July 30, 2010, we completed the sale of substantially all of the assets and liabilities of our North American Self Awareness Solution business. This business has been classified as a “Divested Business.” This divested business contributed 2% and 5% of our North America total revenue for the years ended December 31, 2010 and 2009, respectively. See Note 14 and Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This business has been classified as a “Divested Business.” This divested business contributed 9% of our Europe and Other International total revenue for the year ended December 31, 2009. See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

We also isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both with and without the effects of foreign exchange. The change in our operating performance attributable to foreign currency rates is determined by converting both our prior and current periods by a constant rate. As a result, we monitor our core revenue growth both after and before the effects of foreign exchange. Core revenue growth excludes the effects of foreign exchange.

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

See “Results of Operations” below for a discussion of our results reported on a GAAP basis.

Overview

Effective January 1, 2011, we began reporting our business through three segments:

•	North America (which consists of our operations in the United States (“U.S.”) and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Japan, China and India); and

•	Europe and other International Markets (which primarily consists of our operations in the United Kingdom (“UK”), the Netherlands, Belgium, Latin America and our Worldwide Network).

We have reported financial results in this new segment structure beginning with the results for the year ended December 31, 2011 and have conformed historical amounts to reflect the new segment structure.

Prior to January 1, 2011, we managed and reported our business globally through two segments:

•	North America (which consisted of our operations in the U.S. and Canada); and

•	International (which consisted of our operations in Europe, Asia Pacific and Latin America).

The financial statements of our subsidiaries outside of North America reflect a fiscal year ended November 30 to facilitate the timely reporting of our consolidated financial results and financial position.

The following table presents the contribution by segment to total revenue and core revenue:

	For the Years Ended December 31,
	2011	2010	2009

Total Revenue:
North America	71%	75%	78%
Asia Pacific	15%	10%	8%
Europe and Other International Markets	14%	15%	14%

Core Revenue:
North America	71%	75%	78%
Asia Pacific	15%	10%	8%
Europe and Other International Markets	14%	15%	14%

The following table presents the contribution by customer solution set to total revenue and core revenue:

	For the Years Ended December 31,
	2011	2010	2009

Total Revenue by Customer Solution Set(1):
Risk Management Solutions	63%	62%	60%
Sales & Marketing Solutions	30%	29%	28%
Internet Solutions	7%	7%	7%

Core Revenue by Customer Solution Set:
Risk Management Solutions	63%	63%	63%
Sales & Marketing Solutions	30%	30%	30%
Internet Solutions	7%	7%	7%

(1)	Our divested businesses contributed 2% and 5% of our total revenue for the years ended December 31, 2010 and 2009, respectively. There were no divested businesses for the year ended December 31, 2011.

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

Risk Management Solutions

Our Traditional Risk Management Solutions include our DNBi® product line, as well as reports from our database which are used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2011	2010	2009
Risk Management Solutions Revenue	74%	74%	73%
Total Revenue	47%	46%	44%
Core Revenue	47%	46%	46%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2011	2010	2009
Risk Management Solutions Revenue	20%	20%	21%
Total Revenue	12%	12%	12%
Core Revenue	12%	13%	13%

Our Supply Management Solutions can help companies better understand the financial risk of their supply chain. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2011	2010	2009
Risk Management Solutions Revenue	6%	6%	6%
Total Revenue	4%	4%	4%
Core Revenue	4%	4%	4%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2011	2010	2009
Sales & Marketing Solutions Revenue	36%	38%	40%
Total Revenue	11%	11%	11%
Core Revenue	11%	12%	12%

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions, including data management solutions like Optimizer (our solution to cleanse,

identify and enrich our customers’ client portfolios) and products introduced as part of our Data-as-a-Service (or “DaaS”) Strategy, which integrates our data directly into the applications and platforms that our customers use every day. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2011	2010	2009
Sales & Marketing Solutions Revenue	64%	62%	60%
Total Revenue	19%	18%	17%
Core Revenue	19%	18%	18%

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

Pension and Postretirement Benefit Obligations

Through June 30, 2007, we offered to substantially all of our U.S. based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (“U.S. Qualified Plan”). The U.S. Qualified Plan covered active and retired employees. The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranged from 3% to 12.5% based on age and service. Amounts allocated under the U.S. Qualified Plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. During 2010 in conjunction with a determination letter review, we updated certain portions of the U.S. Qualified Plan’s cash balance pay credit scale, along with the minimum interest crediting rate, retroactive to January 1, 1997, to ensure that the plan complies with the accrual rules in the Internal Revenue Code. We received a favorable determination letter for the U.S. Qualified Plan in October 2010 in conjunction with these changes.

We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 73% and 15% of our pension obligation, respectively, at December 31, 2011. Effective June 30, 2007, we amended the U.S. Qualified Plan and one of the U.S. Non-Qualified Plans, known as the U.S. Pension Benefit Equalization Plan (the “PBEP”). Any pension benefit that had been accrued through such date under the two plans was

“frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan and the PBEP. Our employees in certain of our international operations are also provided with retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

We also provide various health care for retirees. U.S. based employees, hired before January 1, 2004, who retire with 10 years of vesting service after age 45, are eligible to receive benefits. Postretirement benefit costs and obligations are determined actuarially. During the first quarter of 2010, we eliminated company-paid life insurance benefits for retirees and modified our sharing of the Retiree Drug Subsidy with retirees that were projected to receive. Effective July 1, 2010, we elected to convert the current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (“EGWP”). Under this change, beginning in 2013, we will use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions.

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

We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement benefit costs. The factor with the most immediate impact on our consolidated financial statements is a change in the expected long-term rate of return on pension plan assets for the U.S. Qualified Plan. For 2012, we will use an expected long-term rate of return of 7.75%. This assumption was 8.25% in each of the years 2011, 2010 and 2009. The 7.75% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2011, the U.S. Qualified Plan was 53% invested in publicly traded equity securities, 44% invested in debt securities and 3% invested in real estate investments. Every one-quarter-percentage-point increase or decrease in the long-term rate of return increases or reduces our annual operating income by approximately $3 million by increasing or reducing our net periodic pension income.

Changes in the discount rate, rate of compensation increase and cash balance accumulation/conversion rates also have an effect on our annual operating income. Based on the factors noted above, the discount rate is adjusted at each remeasurement date while other assumptions are reviewed annually. For our U.S. plans, every one-quarter-percentage-point increase or decrease in the discount rate reduces or increases our pension cost by approximately $0.5 million. The discount rate used to determine pension cost for our U.S. pension plans was 5.06%, 5.72% and 6.10% for 2011, 2010 and 2009, respectively. For 2012, we decreased the discount rate to 4.05% from 5.06% for all our U.S. pension plans.

Differences between the assumptions stated above and actual experience could affect our pension and other postretirement benefit costs. When actual plan experience differs from the assumptions used, actuarial gains or losses arise. These gains and losses are aggregated and amortized generally over the average future service periods or life expectancy of plan participants to the extent that such gains or losses exceed a “corridor.” The purpose of the corridor is to reduce the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-plan basis. For all of our pension plans, total actuarial losses that have not been recognized in our pension costs as of December 31, 2011 and 2010 were $1,093.8 million and $902.7 million, respectively, of which $879.9 million and $703.8 million, respectively, were attributable to the U.S. Qualified Plan, $120.2 million and $105.2 million, respectively, were attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. See discussion in Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. We expect to recognize a portion of such losses in our 2012 net periodic pension cost of $26.4 million, $6.9 million and $2.2 million, for the U.S. Qualified Plan, U.S. Non-Qualified Plans and non-U.S. plans, respectively, compared to $18.1 million, $6.4 million and $1.9 million, respectively, in 2011. The higher amortization of actuarial loss in 2012 for the U.S. Qualified plan, which will be included in our pension cost in 2012, is primarily due to a lower discount rate and higher unrecognized actuarial loss subject to amortization in 2012 for the U.S. Qualified Plan related to the investment loss from 2008.

Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. For our pension plans, we recorded net pension periodic cost of $7.1 million, $5.8 million and $6.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. A major component of the net pension periodic cost is the expected return on plan assets, which was $110.4 million, $113.4 million and $115.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. For our pension plans we recorded: (i) for the year ended December 31, 2011, a total investment gain of $39.3 million which was comprised of a gain of $27.7 million in our U.S. Qualified Plan and a gain of $11.6 million in our non-U.S. plans; (ii) for the year ended December 31, 2010, a total investment gain of $138.5 million which was comprised of a gain of $126.3 million in our U.S. Qualified Plan and a gain of $12.2 million in our non-U.S. plans; and (iii) for the year ended December 31, 2009, a total investment gain of $191.5 million which was comprised of a gain of $162.4 million in our U.S. Qualified Plan and a gain of $29.1 million in our non-U.S. plans. At January 1, 2012, the market-related value of plan assets of our U.S. Qualified Plan and the non-U.S. plans was $1,166.4 million and $194.5 million, respectively, compared with the fair value of its plan assets of $1,056.5 million and $191.6 million, respectively.

Changes in the funded status of our pension plans could result in fluctuation in our shareholders’ equity (deficit). We are required to recognize the funded status of our benefit plans as a liability or an asset, on a plan-by-plan basis with an offsetting adjustment to Accumulated Other Comprehensive Income (“AOCI”), in our shareholders’ equity (deficit), net of tax. Accordingly, the amounts recognized in equity represent unrecognized gains/losses and prior service costs. These unrecognized gains/losses and prior service costs are amortized out of equity (deficit) based on an actuarial calculation each period. Gains/losses and prior service costs that arise during the year are recognized as a component of Other Comprehensive Income (“OCI”) which is then reflected in AOCI. As a result, we recorded a net loss of $122.4 million and $0.5 million in OCI, net of applicable tax, in the years ended December 31, 2011 and 2010, respectively. In addition, $9.1 million was recorded to AOCI in 2010 related to a tax adjustment associated with the enactment of the Health Care and Education Reconciliation Act. The increase of the loss in 2011 was primarily due to the deterioration of the funded status for the U.S. Qualified Plan and U.S. Non-Qualified Plans at December 31, 2011. Funded status for our global pension plans was a deficit of $589.4 million at December 31, 2011 compared to $431.2 million at December 31, 2010, driven by worse asset performance for our U.S. Qualified Plan and the impact of assumption changes for our U.S. Qualified Plan and U.S. Non-Qualified Plans. The funded status for our U.S. Qualified Plan was a deficit of $290.0 million at December 31, 2011 compared to a deficit of $133.2 million at December 31, 2010.

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

Income Taxes and Tax Contingencies

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

Revenue Recognition

Revenue is recognized when the following four conditions are met:

•	Persuasive evidence of an arrangement exists;

•	The contract fee is fixed and determinable;

•	Delivery or performance has occurred; and

•	Collectability is reasonably assured.

If at the outset of an arrangement we determine that collectability is not reasonably assured, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes fixed or determinable, assuming all other revenue recognition criteria have been met.

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

Internet Solutions represent the results of our Hoover’s business, including our First Research division. Hoover’s and First Research provide subscription solutions that allow continuous access to our business information databases. Revenue is recognized ratably over the term of the contract, which is generally one year. Any additional solutions purchased are recognized upon delivery to the customer.

Sales of software that are considered to be more than incidental are recognized in revenue when a non-cancelable license agreement has been signed and the software has been shipped and installed, if required.

Revenue from consulting and training services is recognized as the services are performed.

Multiple Element Arrangements

Effective January 1, 2011, we adopted Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition—Multiple-Deliverable Revenue Arrangements,” which amends guidance in Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition: Multiple-Element Arrangements,” on a prospective basis for all new or materially modified arrangements entered into on or after that date. The new standard:

•	Provides updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•

Requires an entity to allocate revenue in an arrangement using the best estimated selling prices (“BESP”) of each element if a vendor does not have vendor-specific objective evidence of selling prices (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	Eliminates the use of the residual method and requires a vendor to allocate revenue using the relative selling price method.

We have certain solution offerings that are sold as multi-element arrangements. The multiple element arrangements or deliverables may include access to our business information database, information data files, periodic data refreshes, software and services. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting. Most product and service deliverables qualify as separate units of accounting and can be sold standalone or in various combinations across our markets. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered items. If the arrangement includes a customer-negotiated refund or return right relative to the delivered items, and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered item constitutes a separate unit of accounting. The new guidance requires for deliverables with standalone value in a multi-element arrangement for which revenue was previously deferred due to undelivered elements not having fair value of selling price to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.

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

When we are unable to establish selling prices by using VSOE or TPE, we establish the BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the solution were sold on a standalone basis. The determination of BESP is based on our review of available data points and consideration of factors such as but not limited to pricing practices, our growth strategy, geographies, and customer segment and market conditions. The determination of BESP is made through consultation with and formal approval of our management, taking into consideration our go-to-market strategy.

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

We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. Our reporting units are North America, United Kingdom, Benelux, Latin America, Partnerships, Japan, Greater China, Australia and India. When applicable, we will perform a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If we determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, no further testing would be needed. We perform a two-step goodwill impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the market approach and also in certain instances use the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year earnings before interest, taxes, depreciation and amortization (“EBITDA”) for each individual reporting unit. For the market approach, we use judgment in identifying the relevant comparable-company market multiples (i.e., recent divestitures/acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). As of our most recent impairment analysis, the current year EBITDA multiples used to determine the individual reporting unit’s fair value range from 8 to 12. For the income approach, we used projections based on management’s most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit including revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For our 2011 year end impairment analysis, the discount rates used to determine the individual reporting unit’s fair value range from 11% to 14%.

In the first step, if the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired and no further test is performed. However, if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the magnitude of the impairment, which is the implied fair value of the reporting unit’s goodwill compared to the carrying value. The implied fair value of goodwill is the difference between the fair value of the reporting unit and the fair value of its identifiable net assets. If the carrying value of goodwill exceeds the implied fair value of goodwill, the impaired goodwill is written down to its implied fair value and an impairment loss equal to this difference is recorded in the period the impairment is identified as an operating expense.

Our determination of current year EBITDA multiples are sensitive to the risk of future variances due to market conditions as well as business unit execution risks. Management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, and other data. EBITDA multiples can also be significantly impacted by the future growth opportunities for the reporting unit as well as for the Company itself, general market and geographic sentiment, and pending or recently completed merger transactions.

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

As a reasonableness check, we reconcile the estimated fair values derived in the valuations for the total company based on the individual reporting units to total D&B’s enterprise value (calculated by multiplying the closing price of D&B’s stock on December 30, 2011 by the number of shares outstanding at that time, adjusted for the value of the Company’s debt).

At December 31, 2011, each of our reporting units had a fair value of at least 20% in excess of its carrying value.

The allocated goodwill by reportable segment is as follows:

(in millions)	Number of Reporting Units	As of December 31, 2011	As of December 31, 2010
North America	1	$266.0	$266.3
Asia Pacific	4	219.2	218.3
Europe and Other	4	113.2	115.1
International Markets

		$598.4	$599.7

For indefinite-lived intangibles, other than goodwill, an impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets.

No impairment charges related to goodwill and indefinite-lived intangible assets have been recognized for the fiscal years ended December 31, 2011, 2010 and 2009.

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

Consolidated Revenue

The following table presents our revenue by segment:

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in millions)
Revenue:
North America	$1,246.8	$1,229.5	$1,239.4
Asia Pacific	259.2	170.8	130.0
Europe and Other International Markets	252.5	243.4	225.4

Core Revenue	$1,758.5	1,643.7	1,594.8
Divested Businesses	0.0	32.9	92.2

Total Revenue	$1,758.5	$1,676.6	$1,687.0

The following table presents our revenue by customer solution set:

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in millions)
Revenue:
Risk Management Solutions	$1,114.4	$1,036.7	$1,002.2
Sales & Marketing Solutions	520.8	492.1	474.6
Internet Solutions	123.3	114.9	118.0

Core Revenue	1,758.5	1,643.7	1,594.8
Divested Businesses	0.0	32.9	92.2

Total Revenue	$1,758.5	$1,676.6	$1,687.0

Year ended December 31, 2011 vs. Year ended December 31, 2010

Total revenue increased $81.9 million, or 5% (3% increase before the effect of foreign exchange), for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase in total revenue was driven by an increase in Asia Pacific total revenue of $88.4 million, or 52% (43% increase before the effect of foreign exchange), and an increase in Europe and Other International Markets total revenue of $9.1 million, or 4% (less than 1% increase before the effect of foreign exchange), partially offset by a decrease in North America total revenue of $15.6 million, or 1% (both before and after the effect of foreign exchange).

North America total revenue was negatively impacted by the divestiture of our North American Self Awareness Solution business in the third quarter of 2010, which we reclassified as a divested business and accounted for $32.9 million for the year ended December 31, 2010.

Core revenue, which reflects total revenue less revenue from a divested business, increased $114.8 million, or 7% (5% increase before the effect of foreign exchange), for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase in core revenue is primarily attributed to:

•	Increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010;

•	The positive impact of foreign exchange; and

•	Increased purchases by new and existing customers in certain of our international markets;

partially offset by:

•

decline in growth due to a of lack of innovation in Risk Management Solutions, resulting from our strategic decision to move Risk Management Solutions product innovation to our state of the art application development center in Dublin, Ireland.

Customer Solution Set

On a customer solution set basis, the $114.8 million increase in core revenue reflects:

•

A $77.7 million, or 8% increase (6% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Asia Pacific of $73.0 million, or 72% (62% increase before the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $5.4 million, or 3% (1% decrease before the effect of foreign exchange), partially offset by a decrease in revenue in North America of $0.7 million, or less than 1% (both before and after the effect of foreign exchange).

•

A $28.7 million, or 6% increase (5% increase before the effect of foreign exchange), in Sales and Marketing Solutions. The increase was driven by an increase in revenue in Asia Pacific of $15.6 million, or 23% (17% increase before the effect of foreign exchange), an increase in revenue in North America of $9.5 million, or 3% (2% increase before the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $3.6 million, or 9% (6% increase before the effect of foreign exchange).

•

An $8.4 million, or 7% increase (both before and after the effect of foreign exchange), in Internet Solutions. The increase was driven by an increase in revenue in North America of $8.5 million, or 8% (7% increase before the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $0.1 million, or 1% (2% decrease before the effect of foreign exchange), partially offset by a decrease in revenue in Asia Pacific of $0.2 million, or 11% (12% decrease before the effect of foreign exchange).

Year ended December 31, 2010 vs. Year ended December 31, 2009

Total revenue decreased $10.4 million, or 1% (both before and after the effect of foreign exchange), for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease in total revenue was primarily driven by a decrease in North America total revenue of $47.3 million, or 4% (both before and after the effect of foreign exchange), and a decrease in total revenue in Europe and Other International Markets of $3.9 million or 2% (less than 1% decrease before the effect of foreign exchange), partially offset by an increase in Asia Pacific total revenue of $40.8 million, or 31% (26% increase before the effect of foreign exchange). North America was impacted by the divestiture of our North American Self Awareness Solution business in the third quarter of 2010, which we reclassified as a divested business and accounted for $32.9 million and $70.3 million for the years ended December 31, 2010 and 2009, respectively.

Europe and Other International Markets total revenue was negatively impacted by our divestiture of the domestic portion of our Italian operations in the second quarter of 2009, which we reclassified as a divested business and accounted for $21.9 million for the year ended December 31, 2009.

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

•	Increased purchases by new and existing customers in certain of our international markets;

partially offset by:

•	Lower purchases from our customers due to a weak economy and budgetary pressures in North America.

Customer Solution Set

On a customer solution set basis, the $48.9 million increase in core revenue reflects:

•

A $34.5 million, or 3% increase (both before and after the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Asia Pacific of $26.8 million, or 36% (31% increase before the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $15.5 million, or 8% (10% increase before the effect of foreign exchange), partially offset by a decrease in revenue in North America of $7.8 million, or 1% (both before and after the effect of foreign exchange);

•

A $17.5 million, or 4% increase (3% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Asia Pacific of $13.8 million, or 25% (21% increase before the effect of foreign exchange), an increase in revenue in Europe and Other International Markets of $2.7 million, or 8% (9% increase before the effect of foreign exchange), and an increase in revenue in North America of $1.0 million, or less than 1% (both before and after the effect of foreign exchange); and

•

A $3.1 million, or 3% decrease (both before and after the effect of foreign exchange), in Internet Solutions. The decrease was driven by a decrease in revenue in North America of $3.1 million, or 3% (both before and after the effect of foreign exchange), and a decrease in revenue in Europe and Other International Markets of $0.2 million, or 3% (4% decrease before the effect of foreign exchange), partially offset by an increase in revenue in Asia Pacific of $0.2 million, or 3% (3% decrease before the effect of foreign exchange).

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income:

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in millions)
Operating Expenses	$587.1	$557.7	$500.3
Selling and Administrative Expenses	643.4	626.9	641.0
Depreciation and Amortization	81.1	68.1	58.1
Restructuring Charge	22.1	14.8	23.1

Operating Costs	$1,333.7	$1,267.5	$1,222.5

Operating Income	$424.8	$409.1	$464.5

Operating Expenses

Year ended December 31, 2011 vs. Year ended December 31, 2010

Operating expenses increased by $29.4 million, or 5%, for the year ended December 31, 2011 as compared to December 31, 2010. The increase was primarily due to the following:

•	Increased data acquisition costs and fulfillment costs primarily associated with our acquisition of D&B Australia which we consolidated in the fourth quarter of 2010;

•	The negative impact of foreign exchange; and

•

Increased costs associated with our Strategic Technology Investment designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers. As part of our Strategic Technology Investment, which we refer to as “MaxCV” for Maximizing Customer Value, we are migrating customers to newer, and higher performing platforms, such as Hoover’s, while we are shutting down legacy products that will not be supported by our new data supply chain;

partially offset by:

•	Impairment of certain intangible assets reflected in the year ended December 31, 2010 related to our 2007 Purisma acquisition (which was not repeated for the year ended December 31, 2011);

•	Lower compensations costs; and

•	Lower expenses as a result of our 2010 divestiture of our North American Self Awareness Solution business.

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

•

Increased costs associated with our investments, including $30.3 million for our Strategic Technology Investment or MaxCV designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers;

•	Impairment of certain intangible assets related to our Purisma product;

•	Increased compensation costs; and

•	The negative impact of foreign exchange;

partially offset by:

•	Lower expenses related to our divestiture of the domestic portion of our Italian operations and our North American Self Awareness Solution business; and

•	Our ongoing reengineering efforts.

Selling and Administrative Expenses

Year ended December 31, 2011 vs. Year ended December 31, 2010

Selling and administrative expenses increased $16.5 million, or 3%, for the year ended December 31, 2011 as compared to December 31, 2010. The increase was primarily due to the following:

•	Increased selling expenses primarily associated with our acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010; and

•	The negative impact of foreign exchange;

partially offset by:

•	Lower expenses as a result of our divestiture of our North American Self Awareness Solution business.

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

•

Increased costs due to our product investments, including $5.5 million for our Strategic Technology Investment or MaxCV designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers;

•	Impairment of certain intangible assets related to our QED acquisition completed in the first quarter of 2009; and

•	The negative impact of foreign exchange.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and 401(k) Plan

For our pension plans globally, we had a net pension periodic cost of $7.1 million, $5.8 million and $6.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The fluctuation in the pension cost was due to the following:

•

Expected return on plan assets is a major component of the net pension periodic cost. Expected return on plan assets included in annual pension expense for all global plans was $110.4 million, $113.4 million and $115.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. The decrease of expected return on plan assets was primarily due to lower market-related value of plan assets driven by the asset loss incurred in 2008.

•

Actuarial loss amortization included in annual pension expense was also a major factor in driving the pension costs to fluctuate from year-to-year. Actuarial loss amortization was largely impacted by the discount rate, amortization period and plan experience. The lower the discount rate, the higher the loss amortization. Actuarial loss amortization included in annual pension expense for all global plans was $26.4 million, $21.5 million and $22.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, of which $24.5 million, $19.0 million and $21.5 million were attributable to our U.S. plans for the years ended December 31, 2011, 2010 and 2009, respectively. Higher actuarial loss amortization in the U.S. plans was primarily due to lower discount rates applied to our plans at January 1, 2011 and higher actuarial losses subject to amortization. Lower actuarial loss amortization in the U.S. plans in 2010 compared to 2009 was primarily driven by a longer amortization period applied to the U.S. Qualified Plan, substantially offset by the impact of lower discount rates applied to our plans at January 1, 2010 and higher actuarial losses subject to amortization. Starting in November 2009, the amortization period applied to the unrecognized actuarial gains or losses for our U.S. Qualified Plan has been changed from average future service years of active participants to average life expectancy of all plan participants. The change was the result of almost all the plan participants being deemed inactive. The discount rate used to measure the pension costs for our U.S. plans for the years ended December 31, 2011, 2010 and 2009 was 5.06%, 5.72% and 6.10%, respectively.

•

The fluctuation in actuarial loss amortization was substantially offset by lower interest cost, a component of net periodic pension costs. Interest cost included in the net periodic pension costs was $85.0 million, $91.3 million and $90.7 million, respectively, for the years ended December 31, 2011, 2010 and 2009, of which $73.0 million, $78.4 million and $79.2 million, respectively, were attributable to our U.S. plans for the years ended December 31, 2011, 2010 and 2009. Decrease of interest cost for our U.S. plans was due to lower discount rates.

We expect that the net pension cost in 2012 will be approximately $17.4 million for all of our global pension plans, of which approximately $13 million and $5 million will be attributable to the U.S. plans and non-U.S. plans, respectively. This compares to a net pension cost of $7.1 million in 2011, of which $2.2 million and $4.9 million attributable to the U.S. plans and non-U.S. plans, respectively. For our U.S. plans, the increase in pension cost in 2012 is primarily driven by lower expected return from plan assets. For 2012, we will use an expected long-term rate of return of 7.75%, a 50 basis points decrease, from 8.25% used for 2011. Additionally, lower expected return from plan assets is also due to lower market-related value of plan assets, which will increase our 2012 net pension cost. Higher actuarial losses amortization in 2012 will be substantially offset by lower interest cost, both driven by a lower discount rate. The discount rate applied to our U.S. plans at January 1, 2012 is 4.05%, a 101 basis points decrease from the 5.06% discount rate used for 2011.

We had postretirement benefit income of $11.0 million, $7.0 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Higher income in 2011 compared to 2010 was primarily due to higher amortization of prior service credits. Effective July 1, 2010, in connection with the Health Care and Education Reconciliation Act of 2010, we converted the then current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or EGWP. Beginning in 2013, we will use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions. As a result, we reduced our accumulated postretirement obligation by $21 million in the third quarter of 2010, which will be amortized over approximately four years.

Higher income in 2010 compared to 2009 was primarily due to higher amortization of prior service credits. During the first quarter of 2010, the retiree company-paid life insurance benefits were eliminated. In addition, we will only share the minimum necessary amount of subsidy received from the government in any year to maintain actuarial equivalence for as long as possible. This plan change was approved in December 2009 and as a result we reduced our accumulated postretirement obligation by approximately $20 million at December 31, 2009, which will be amortized over approximately four years.

Both plan changes were accounted for as plan amendments under ASC 715-60-35, “Compensation—Retirement Benefits.”

We expect postretirement benefit income will be approximately $11 million in 2012, essentially the same as 2011.

We had expense associated with our 401(k) Plan of $15.7 million, $9.7 million and $6.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in expense in 2011 was due to a higher discretionary company contribution of $7.8 million resulting from company performance, compared to $4.5 million in 2010. In addition, we amended our employer matching provision in the 401(k) Plan, effective in

April 2010, to increase the employer maximum match from 50% of three percent (3%) to 50% of seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations. The increase in expense in 2010 from 2009 was due to an incremental discretionary company contribution of $4.5 million resulting from company performance as well as the increased employer maximum match percentage resulting from the plan amendment as described above effective in April 2010.

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

Stock-Based Compensation

For the years ended December 31, 2011, 2010 and 2009, we recognized total stock-based compensation expense (e.g., stock options, restricted stock, etc.) of $12.4 million, $18.3 million and $22.3 million, respectively.

For the years ended December 31, 2011, 2010 and 2009, we recognized expense associated with our stock option programs of $4.1 million, $6.5 million and $9.5 million, respectively. The decrease for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to a decrease in the fair value of the stock options issued over the past several years. The decrease for the year ended December 31, 2010 as compared to December 31, 2009, was primarily driven by our forfeiture assumption true-up as well as the continuing impact of the decrease in the overall number of employees eligible for stock options.

For the years ended December 31, 2011, 2010 and 2009, we recognized expense associated with our restricted stock, restricted stock units and restricted stock opportunity programs of $7.5 million, $11.0 million and $11.9 million, respectively. The decrease for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to a decrease in the fair value of the awards issued over the past several years as well as lower expense as a result of higher forfeitures associated with terminated employees. The decrease for the year ended December 31, 2010 as compared to December 31, 2009, was primarily driven by lower expense as a result of higher forfeitures associated with terminated employees as well as fewer awards being issued in 2010 as compared to the same period in 2009, partially offset by the accelerated expensing of an award issued to a retiree eligible executive.

For the years ended December 31, 2011, 2010 and 2009, we recognized expense associated with our Employee Stock Purchase Plan (“ESPP”) of $0.8 million, $0.8 million and $0.9 million, respectively.

We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Year ended December 31, 2011 vs. Year ended December 31, 2010

Depreciation and amortization increased $13.0 million, or 19%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. This increase was primarily driven by an increase in amortization of acquired intangible assets resulting from our acquisitions and increased capital costs for investments to enhance our strategic capabilities (e.g., Strategic Technology Investment or MaxCV).

Year ended December 31, 2010 vs. Year ended December 31, 2009

Depreciation and amortization increased $10.0 million, or 17%, for the year ended December 31, 2010 as compared to December 31, 2009. The increase for the year ended December 31, 2010 was primarily driven by an increase in amortization of acquired intangible assets resulting from our acquisitions and our majority owned joint ventures, increased capital costs for revenue generating investments to enhance our strategic capabilities and our Strategic Technology Investment or MaxCV. This increase was partially offset by a reassessment in 2009 of the useful lives of our computer software (discussed in further detail below). We review the estimated remaining useful lives of our computer software and may extend the useful life when events and circumstances indicate the computer software can operate beyond its original or current useful life. Prior to the second quarter of 2009, the useful life of computer software assets was typically three to five years. We now expect the useful life of our back-end and back-office software to be in the range of five to eight years, and we have extended the useful lives accordingly. This reassessment included a review of the major components of our strategy and consideration of the effects of obsolescence, technology, competition and other economic factors on the useful life of these assets. The impact of this change was effective in the second quarter of 2009, and the impact for the year ended December 31, 2009 was a reduction in software amortization expense by approximately $7 million after-tax ($0.14 per diluted share).

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

We account for one-time termination benefits, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income in accordance with ASC 420-10, which addresses financial accounting and reporting for costs associated with restructuring activities. Under ASC 420-10, we establish a liability for cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.

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

During the year ended December 31, 2011, we recorded a $22.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•	Severance and termination costs of $17.5 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 400 employees were impacted. Of these 400 employees, approximately 305 employees have exited the Company in 2011 and approximately 95 employees will exit the Company in 2012. The cash payments for these employees will be substantially completed by the third quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $4.6 million.

During the year ended December 31, 2010, we recorded a $14.8 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $11.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 325 employees were impacted. Of these 325 employees, approximately 315 employees exited the Company in 2010 and approximately 10 employees exited the Company in 2011. The cash payments for these employees was substantially completed by the second quarter of 2011; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.1 million.

During the year ended December 31, 2009, we recorded a $23.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $12.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 535 employees were impacted. Of these 535 employees, approximately 365 employees exited the Company in 2009 and approximately 170 employees exited the Company in 2010. The cash payments for these employees was substantially completed by the third quarter of 2010; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $10.4 million.

Interest Income (Expense)—Net

The following table presents our “Interest Income (Expense)—Net:”

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in millions)
Interest Income	$1.5	$2.1	$3.0
Interest Expense	(37.0)	(46.0)	(45.7)

Interest Income (Expense)—Net	$(35.5)	$(43.9)	$(42.7)

Interest income decreased $0.6 million, or 29%, for the year ended December 31, 2011 as compared to December 31, 2010. The decrease in interest income is primarily attributable to lower average amounts of invested balances. Interest income decreased $0.9 million, or 30%, for the year ended December 31, 2010 as compared to December 31, 2009. The decrease in interest income is primarily attributable to lower average interest rates.

Interest expense decreased by $9.0 million, or 20%, for the year ended December 31, 2011 as compared to December 31, 2010. The decrease in interest expense is primarily attributable to lower average interest rates and lower amounts of average debt outstanding. Interest expense increased by $0.3 million, or 1%, for the year ended December 31, 2010 as compared to December 31, 2009. The increase in interest expense is primarily attributable to higher amounts of average debt outstanding partially offset by lower average interest rates.

Other Income (Expense)—Net

The following table presents the components of “Other Income (Expense)—Net”:

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in millions)
Effect of Legacy Tax Matters(a)	$(7.1)	$(0.4)	$1.0
Gain on Disposal of North American Self Awareness Solutions Business(b)	0.0	23.1	0.0
One-Time Gain on Hedge of Purchase Price on the Australia Acquisition(c)	0.0	3.4	0.0
Gain on Disposal of Italian Domestic Business(d)	0.0	0.0	6.5
Settlement of Legacy Tax Matter Arbitration(e)	0.0	0.0	4.1
Loss On Investment(f)	(11.4)	0.0	0.0
Miscellaneous Other Income (Expense)—Net(g)	(2.7)	(3.4)	(0.9)

Other Income (Expense)—Net	$(21.2)	$22.7	$10.7

(a)	During the year ended December 30, 2011, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it related to the expiration of the statute of limitations. See Provision for Income Taxes below. Effect of Legacy Tax Matters decreased for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to an agreement to pay Moody’s Corporation $2.5 million as it relates to the Tax Allocation Agreement, which we paid in February 2011. See Note 15 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

(b)	During the year ended December 31, 2010, we recognized a gain from the divestiture of our North American Self Awareness Solution business. See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

(c)	During the year ended December 31, 2010, we recognized a gain resulting from a hedge on the purchase price of D&B Australia during the third quarter of 2010. See Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

(d)	During the year ended December 31, 2009, we recognized a gain as a result of the divestiture of the domestic portion of our Italian operations. See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

(e)	During the year ended December 31, 2009, we recognized gains on the receipt of awards related to Legacy Tax Matters.

(f)	During the year ended December 31, 2011, we recognized an impairment primarily related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on our Strategic Technology Investment or MaxCV program (maximize customer value strategy).

(g)	Miscellaneous Other Income (Expense)—Net, decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to costs in the prior year related to a premium payment of $3.7 million made for the redemption of the $300 million senior notes with a maturity date of March 25, 2011 (the “2011 notes”), partially offset by the negative impact of foreign exchange. Miscellaneous Other Income (Expense)—Net increased for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to the premium payment of $3.7 million made for the redemption of the $300 million senior notes. See Note 6 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Provision for Income Taxes

Effective Tax Rate for the Year Ended December 31, 2009	25.9%
Impact From Worldwide Legal Entity Simplification(1)	9.5%
Impact of Legacy Tax Matters	(4.0)%
Reduction of a Deferred Tax Asset Resulting from the Healthcare Act of 2010	3.7%
Other	0.4%

Effective Tax Rate for the Year Ended December 31, 2010	35.5%

Impact of Loss on Investment	(2.1)%
Impact of Legacy Tax Matters	(3.5)%
Other	(0.2)%

Effective Tax Rate for the Year Ended December 31, 2011	29.7%

(1)	In 2009, we completed a one-time reorganization of a historical U.S. legal entity structure that resulted in a reduction of the number of our legal entities and that involved the intercompany issuance of Series B Preferred Stock. See Note 8 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

We expect our tax rate from ongoing operations to have a beneficial impact beginning 2014 as we expect to (a) create a global center of excellence for product innovation; (b) in-source, centralize and streamline certain of our business operations; and (c) reduce our operating costs of our business.

Earnings Per Share

In accordance with authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 66,495 shares, 196,175 shares and 361,900 shares for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table sets forth our EPS:

	For Years Ended December 31,
	2011	2010	2009
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$5.31	$5.03	$6.06

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$5.28	$4.98	$5.99

For the year ended December 31, 2011, both basic EPS attributable to D&B common shareholders and diluted EPS attributable to D&B common shareholders increased 6% compared with the year ended December 31, 2010, primarily due to a 3% increase in Net Income Attributable to D&B and a 2% reduction in the weighted number of basic and diluted shares outstanding resulting from our total share repurchases.

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

Segment Results

Effective January 1, 2011, we began reporting our business through three segments:

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Japan, China and India); and

•	Europe and other International Markets (which primarily consists of our operations in the UK, the Netherlands, Belgium, Latin America and our Worldwide Network).

We have reported financial results in this new segment structure beginning with the results for the year ended December 31, 2011 and have conformed historical amounts to reflect the new segment structure.

Prior to January 1, 2011, we managed and reported our business globally through two segments:

•	North America (which consisted of our operations in the U.S. and Canada); and

•	International (which consisted of our operations in Europe, Asia Pacific and Latin America).

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

North America

North America is our largest segment representing 71%, 75% and 78% of our total and core revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

On July 30, 2010, we completed the sale of substantially all of the assets and liabilities of our North American Self Awareness Solution business. This business has been classified as a “Divested Business.” See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail. This divested business contributed 2% and 5% of our North America total revenue for the years ended December 31, 2010 and 2009, respectively.

The following table presents our North America revenue by customer solution set and North America operating income. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set:

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in millions)
Revenue:
Risk Management Solutions	$730.8	$731.5	$739.3
Sales & Marketing Solutions	396.0	386.5	385.5
Internet Solutions	120.0	111.5	114.6

North America Core Revenue	1,246.8	1,229.5	1,239.4
Divested Business	0.0	32.9	70.3

North America Total Revenue	$1,246.8	$1,262.4	$1,309.7

Operating Income	$480.1	$452.2	$482.5

Year ended December 31, 2011 vs. Year ended December 31, 2010

North America Overview

North America total revenue decreased $15.6 million, or 1% (both before and after the effect of foreign exchange), for the year ended December 31, 2011 as compared to the year ended December 31, 2010. North America total revenue was negatively impacted by the divestiture of our North American Self Awareness Solution business in the third quarter of 2010, which we reclassified as a divested business and which accounted for $32.9 million in revenue for the year ended December 31, 2010. Excluding the impact of the divestiture, core revenue increased $17.3 million, or 1% (both before and after the effect of foreign exchange) for the year ended December 31, 2011.

North America Customer Solution Sets

On a customer solution set basis, the $17.3 million increase in core revenue for the year ended December 31, 2011, as compared to the year ended December 31, 2010, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $0.7 million, or virtually flat (both before and after the effect of foreign exchange).

For the year ended December 31, 2011, Traditional Risk Management Solutions, which accounted for 68% of total North America Risk Management Solutions, decreased 1% (both before and after the effect of foreign exchange). The decrease was primarily due to lower revenue from non-subscription transaction products, partially offset by year-over-year growth in our DNBi subscription plans. The increase in DNBi was driven by continued high retention and increased dollar spend for our existing customers.

For the year ended December 31, 2011, Value-Added Risk Management Solutions, which accounted for 24% of total North America Risk Management Solutions, increased 2% (1% increase before the effect of foreign exchange). The slight increase was primarily due to:

•	More upfront revenue recognition on the existing customer set as a result of allocation of revenue in an arrangement using the best estimated selling price; and

•	A shift in product mix from our Traditional Sales & Marketing Solutions to our Value-Added Risk Management Solutions;

partially offset by:

•

decline in growth because of lack of innovation in Risk Management Solutions resulting from our strategic decision to move Risk Management Solution innovation to our state of the art application development center in Dublin, Ireland.

For the year ended December 31, 2011, Supply Management Solutions, which accounted for 8% of total North America Risk Management Solutions, increased 4% (both before and after the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $9.5 million, or 3% (2% increase before the effect of foreign exchange).

For the year ended December 31, 2011, Traditional Sales & Marketing Solutions, which accounted for 28% of total North America Sales & Marketing Solutions, decreased 14% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Lower purchases from our customers due to a slow economic recovery and continued budgetary pressures;

•	Our decision to stop selling certain legacy products and convert the existing customer base as well as new prospects to Hoover’s solutions; and

•	A shift in product mix from our Traditional Sales & Marketing Solutions to our Value-Added Risk Management Solutions.

For the year ended December 31, 2011, Value-Added Sales & Marketing Solutions, which accounted for 72% of total North America Sales & Marketing Solutions, increased 11% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Broad growth in our products as a result of increased commitments primarily related to our Optimizer and D&B360 products, and

•	More upfront revenue recognition on the existing customer set as a result of allocation of revenue in an arrangement using the best estimated selling price.

Internet Solutions

•

An increase in Internet Solutions of $8.5 million, or 8% (7% increase before the effect of foreign exchange), as a result of increased customer acquisitions driven by our innovation at Hoover’s, continued growth in our subscription revenue at Hoover’s as customers see our improved value proposition and migration by certain customers from Traditional Sales & Marketing Solutions. Partially offsetting the increase were lower purchases of our internet advertising solutions.

North America Operating Income

North America operating income for the year ended December 31, 2011 was $480.1 million, compared to $452.2 million for the year ended December 31, 2010, an increase of $27.9 million, or 6%. The increase in operating income was primarily attributable to:

•	Costs in the prior year for the impairment of intangible assets related to our 2007 Purisma and 2009 Quality Education Data acquisitions;

•	Lower costs as a result of the divestiture of our North American Self Awareness Solution business; and

•	Lower costs as a result of our continuous reengineering efforts;

partially offset by:

•	A decrease in North America total revenue;

•	Increased investment expense; and

•	Impairment of intangible assets related to our 2007 AllBusiness.com, Inc. acquisition.

Year ended December 31, 2010 vs. Year ended December 31, 2009

North America Overview

North America total revenue decreased $47.3 million, or 4% (both before and after the effect of foreign exchange), for the year ended December 31, 2010 as compared to the year ended December 31, 2009. North America total revenue was negatively impacted by the divestiture of our North American Self Awareness

Solution business in the third quarter of 2010, which we reclassified as a divested business and which accounted for $32.9 million and $70.3 million in revenue for the years ended December 31, 2010 and 2009, respectively. Excluding the impact of the divestiture, core revenue decreased $9.9 million, or 1% (both before and after the effect of foreign exchange).

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

For the year ended December 31, 2010, Value-Added Risk Management Solutions, which accounted for 23% of total North America Risk Management Solutions, remained flat compared to the prior year. This was primarily due to:

•

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

Asia Pacific

Asia Pacific represented 15%, 10% and 8% of our total and core revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

The percentage change in our Asia Pacific revenue for the year ended December 31, 2011 as compared to the year ended December 31, 2010, was primarily impacted by the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010. There were no divestitures within this segment during the years ended December 31, 2011, 2010 and 2009. The following table presents our Asia Pacific revenue by customer solution set and Asia Pacific operating income:

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in Millions)
Revenue
Risk Management Solutions	$174.3	$101.3	$74.5
Sales & Marketing Solutions	83.9	68.3	54.5
Internet Solutions	1.0	1.2	1.0

Asia Pacific Total and Core Revenue	$259.2	$170.8	$130.0
Operating Income	$16.2	$7.1	$17.2

Year ended December 31, 2011 vs. Year ended December 31, 2010

Asia Pacific Overview

Asia Pacific total and core revenue increased $88.4 million, or 52% (43% increase before the effect of foreign exchange), for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The acquisitions of D&B Australia and MicroMarketing contributed thirty-seven and one percentage points of growth (before the impact of foreign exchange), respectively, to total Asia Pacific revenue growth during the year ended December 31, 2011.

Asia Pacific Customer Solution Sets

On a customer solution set basis, the $88.4 million increase in Asia Pacific core revenue for the year ended December 31, 2011, as compared to the year ended December 31, 2010, reflects:

Risk Management Solutions

•

An increase in Risk Management Solutions of $73.0 million, or 72% (62% increase before the effect of foreign exchange), primarily due to the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010.

For the year ended December 31, 2011, Traditional Risk Management Solutions, which accounted for 97% of Asia Pacific Risk Management Solutions, increased 73% (63% increase before the effect of foreign exchange). The increase in Traditional Risk Management Solutions was primarily due to:

•	Increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010;

•	The positive impact of foreign exchange; and

•	Increased purchases by new and existing customers in certain of our markets;

partially offset by:

•	Lower usage from our customers in Japan as a result of the continued economic pressures as well as the impact of the natural disasters on their businesses.

For the year ended December 31, 2011, Value-Added Risk Management Solution, which accounted for 3% of Asia Pacific Risk Management Solutions, increased 48% (42% increase before the effect of foreign exchange), primarily due to increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010.

Sales & Marketing Solutions

•	An increase in Sales and Marketing Solutions of $15.6 million, or 23% (17% increase before the effect of foreign exchange), reflects:

For the year ended December 31, 2011, Traditional Sales & Marketing Solutions, which accounted for 63% of Asia Pacific Sales & Marketing Solutions, increased 37% (32% increase before the effect of foreign exchange). This increase was primarily due to:

•	Increased purchases by new and existing customers in certain of our markets;

•	An increase in revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010; and

•	The positive impact of foreign exchange.

For the year ended December 31, 2011, Value-Added Sales & Marketing Solutions, which accounted for 37% of Asia Pacific Sales & Marketing Solutions, increased 5% (4% decrease before the effect of foreign exchange). This was primarily due to:

•	The positive impact of foreign exchange; and

•	Increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010;

partially offset by:

•	A previous loss of project revenue in our Japanese market.

Internet Solutions

•	A decrease in our Internet Solutions of $0.2 million, or 11% (12% decrease before the effect of foreign exchange), on a small base.

Asia Pacific Operating Income

Asia Pacific operating income for the year ended December 31, 2011 was $16.2 million, compared to $7.1 million for the year ended December 31, 2010, an increase of $9.1 million. The increase in operating income was primarily attributable to:

•	Increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010 and related operating costs;

partially offset by:

•	An increase in data costs in certain of our Asia Pacific markets.

Year ended December 31, 2010 vs. Year ended December 31, 2009

Asia Pacific Overview

Asia Pacific total and core revenue increased $40.8 million, or 31% (26% increase before the effect of foreign exchange), for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The acquisition of D&B Australia contributed twenty-one points of growth (before the impact of foreign exchange) to total revenue growth during the year ended December 31, 2010.

Asia Pacific Customer Solution Sets

On a customer solution set basis, the $40.8 million increase in Asia Pacific core revenue for the year ended December 31, 2010, as compared to the year ended December 31, 2009 reflects:

Risk Management Solutions

•

An increase in Risk Management Solutions of $26.8 million or 36% (31% increase before the effect of foreign exchange), primarily due to the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010.

For the year ended December 31, 2010, Traditional Risk Management Solutions, which accounted for 96% of Asia Pacific Risk Management Solutions, increased 38% (32% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

•	Increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010;

•	Increased revenue due to the launch of new products; and

•	The positive impact of foreign exchange.

For the year ended December 31, 2010, Value-Added Risk Management Solutions, which accounted for 4% of Asia Pacific Risk Management Solutions, increased less than 1% (1% decrease before the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	An increase in Sales and Marketing Solutions of $13.8 million, or 25% (21% increase before the effect of foreign exchange), reflects:

For the year ended December 31, 2010, Traditional Sales & Marketing Solutions, which accounted for 57% of Asia Pacific Sales & Marketing Solutions, increased 47% (44% increase before the effect of foreign exchange). This increase was primarily due to:

•	Increased revenue as a result of our majority owned joint venture with RoadWay in China, which we consolidated in the third quarter of 2009; and

•	The positive impact of foreign exchange;

partially offset by:

•	A decrease in revenue in certain markets primarily due to competitive pressures and contract signing delays.

For the year ended December 31, 2010, Value-Added Sales & Marketing Solutions, which accounted for 43% of Asia Pacific Sales & Marketing Solutions, increased 5% (1% decrease before the effect of foreign exchange). This was primarily due to lower purchases by existing customers in certain of our Asia Pacific markets. Customers in this region are carefully managing their value-added marketing spend due to continued economic pressures.

Internet Solutions

•	An increase in Internet Solutions of $0.2 million, or 3% (3% decrease before the effect of foreign exchange), on a small base.

Asia Pacific Operating Income

Asia Pacific operating income for the year ended December 31, 2010 was $7.1 million, compared to $17.2 million for the year ended December 31, 2009, a decrease of $10.1 million. The decrease was primarily attributable to:

•	Revenue decline in certain of our Asia Pacific markets, where expenses are more fixed in nature; and

•	Increased costs (e.g., data costs, compensations and office building expenses).

Europe and Other International Markets

Europe and Other International Markets represented 14%, 15% and 14% of our total and core revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This sale has been classified as a “Divested Business.” See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail. This divested business contributed 9% of Europe and Other International Markets for the year ended December 31, 2009.

The following table presents our Europe and Other International Markets revenue by customer solution set and Europe and Other International Markets operating income. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set:

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in Millions)
Revenue
Risk Management Solutions	$209.3	$203.9	$188.4
Sales & Marketing Solutions	40.9	37.3	34.6
Internet Solutions	2.3	2.2	2.4

Europe and Other International Markets Core Revenue	252.5	243.4	225.4

Divested Business	0.0	0.0	21.9

Europe and Other International Markets Total Revenue	$252.5	$243.4	$247.3

Operating Income	$55.9	$64.5	$63.9

Year ended December 31, 2011 vs. Year ended December 31, 2010

Europe and Other International Markets Overview

Europe and Other International Markets total revenue and core revenue increased $9.1 million, or 4% (less than 1% increase before the effect of foreign exchange), for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Europe and Other International Markets Customer Solution Sets

On a customer solution set basis, the $9.1 million increase in Europe and Other International Markets core revenue for the year ended December 31, 2011, as compared to the year ended December 31, 2010 reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $5.4 million, or 3% (1% decrease before the effect of foreign exchange) and reflects:

For the year ended December 31, 2011, Traditional Risk Management Solutions, which accounted for 79% of Europe and Other International Markets Risk Management Solutions, decreased 1% (4% decrease before the effect of foreign exchange). The decrease is primarily due to:

•	Lower transactional volumes as well as slower customer penetration for our ratable subscription products (e.g. DNBi) in certain of our markets, primarily in our UK market;

partially offset by:

•	The positive impact of foreign exchange.

For the year ended December 31, 2011, Value-Added Risk Management Solutions, which accounted for 20% of Europe and Other International Markets Risk Management Solutions, increased 17% (13% increase before the effect of foreign exchange). The increase is primarily due to:

•	Increased purchases as a result of new project-oriented business; and

•	The positive impact of foreign exchange.

For the year ended December 31, 2011, Supply Management Solutions, which accounted for 1% of Europe and Other International Markets Risk Management Solutions, increased 13% (7% increase before the effect of foreign exchange) on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $3.6 million, or 9% (6% increase before the effect of foreign exchange), reflects:

For the year ended December 31, 2011, Traditional Sales & Marketing Solutions, which accounted for 65% of Europe and Other International Markets Sales & Marketing Solutions, increased 18% (15% increase before the effect of foreign exchange). This increase was primarily due to increased purchases in our UK market from our existing customer base.

For the year ended December 31, 2011, Value-Added Sales & Marketing Solutions, which accounted for 35% of Europe and Other International Markets Sales & Marketing Solutions, decreased 4% (7% decrease before the effect of foreign exchange) on a small base.

Internet Solutions

•	An increase in Internet Solutions of $0.1 million, or 1% (2% decrease before the effect of foreign exchange) on a small base.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the year ended December 31, 2011, was $55.9 million, compared to $64.5 million for the year ended December 31, 2010, a decrease of $8.6 million, or 13%. The decrease is primarily attributable to:

•	Increased operating expenses (e.g., data costs); and

•	Higher year-over-year depreciation and amortization related to the roll-out of DNBi;

partially offset by:

•	An increase in revenue.

Year ended December 31, 2010 vs. Year ended December 31, 2009

Europe and Other International Markets Overview

Europe and Other International Markets total revenue decreased $3.9 million, or 2% (less than 1% decrease before the effect of foreign exchange), for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Europe and Other International Markets was impacted by the divestiture of the domestic portion of our Italian operations in the second quarter 2009, which we reclassified as a divested business and accounted for $21.9 million for the year ended December 31, 2009. Excluding the impact of the divestiture, core revenue increased $18.0 million, or 8% (10% increase before the effect of foreign exchange).

Europe and Other International Markets Customer Solution Sets

On a customer solution set basis, the $18.0 million increase in Europe and Other International Markets core revenue for the year ended December 31, 2010, as compared to the year ended December 31, 2009 reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $15.5 million, or 8% (10% increase before the effect of foreign exchange).

For the year ended December 31, 2010, Traditional Risk Management Solutions, which accounted for 81% of Europe and Other International Markets Risk Management Solutions, increased 11% (13% increase before the effect of foreign exchange). The increase is primarily due to:

•	Increased revenue as a result of the acquisition of ICC which we consolidated in the third quarter of 2009; this contributed eight points of growth; and

•

Increased revenue from providing cross-border data to members of our D&B Worldwide Network attributable to fulfillment services and product usage and our commercial agreement to provide global data entered into in connection with our divestiture of the domestic portion of our Italian operations.

For the year ended December 31, 2010, Value-Added Risk Management Solutions, which accounted for 17% of Europe and Other International Markets Risk Management Solutions, decreased 2% (1% decrease before the effect of foreign exchange). The decrease is primarily due to:

•	Decreased purchases in certain of our markets by our customers due to economic and budgetary pressures;

partially offset by:

•	Our commercial agreement to provide global data entered into in connection with our divestiture of the domestic portion of our Italian operations.

For the year ended December 31, 2010, Supply Management Solutions, which accounted for 2% of Europe and Other International Markets Risk Management Solutions, increased 8% (both before and after the effect of foreign exchange).

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $2.7 million, or 8% (9% increase before the effect of foreign exchange).

For the year ended December 31, 2010, Traditional Sales & Marketing Solutions, which accounted for 60% of Europe and Other International Markets Sales & Marketing Solutions, increased 10% (11% increase before the effect of foreign exchange). This increase was primarily due to:

•	Increased revenue as a result of the acquisition of ICC which we consolidated in the third quarter of 2009; this contributed seven points of growth; and

•	Increased purchases by new and existing customers in certain of our markets;

partially offset by:

•	A decrease in revenue in certain markets primarily due to competitive pressures and signing delays.

For the year ended December 31, 2010, Value-Added Sales & Marketing Solutions, which accounted for 40% of Europe and Other International Markets Sales & Marketing Solutions, increased 6% (both before and after the effect of foreign exchange), primarily due to increased purchases from existing customers in our UK market.

Internet Solutions

•	A decrease in Internet Solutions of $0.2 million, or 3% (4% decrease before the effect of foreign exchange) on a small base.

Europe and Other International Markets Operating Income

For the year ended December 31, 2010, Europe and Other International Markets operating income for the year ended December 31, 2010, was $64.5 million, compared to $63.9 million for the year ended December 31, 2009, an increase of $0.6 million, or 1%. The decrease was primarily attributable to:

•	The divestiture of the domestic portion of our Italian operations in the second quarter of 2009;

partially offset by:

•	Lower revenue.

Market Risk

We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use foreign exchange forward contracts to hedge short-term foreign currency denominated loans, investments and certain third-party and intercompany transactions. We may also use foreign exchange forward contracts to hedge our net investments in our foreign subsidiaries and foreign exchange option contracts to reduce the volatility that fluctuating foreign exchange rates may have on our international earnings streams. In addition, we may use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding debt or in anticipation of a future debt issuance, as discussed under “Interest Rate Risk Management” below.

We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge in accordance with hedge accounting guidelines, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, we assess quarterly whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of “Other Income (Expense)—Net” in our consolidated statement of operations and comprehensive income. The effectiveness of the hedge is monitored on an ongoing basis for hedge accounting purposes, and if the hedge is considered ineffective, we discontinue hedge accounting prospectively.

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (“the 2015 notes”). In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges is to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions are accounted for as fair value hedges. We recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense)—Net” in our consolidated statement of operations and comprehensive income. Approximately $5.8 million of derivative gains offset by a $5.8 million loss on the fair value adjustment related to the hedged debt were recorded through December 31, 2011. Approximately $1.5 million of derivative losses offset by a $1.4 million gain on the fair value adjustment related to the hedged debt were recorded through December 31, 2010.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the periodic hedge remeasurement gains or losses on the derivative are reported as a component of other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these interest rate swaps as cash flow hedges against variability in cash flows related to our then existing $650 million credit facility. These transactions are accounted for as cash flow hedges and, as such, changes in the fair value of the hedges are recorded in Other Comprehensive Income (“OCI”). In connection with the termination of the $650 million credit facility, these interest rate derivative transactions were terminated, resulting in an acceleration of payments otherwise due under the instruments of $0.3 million on October 25, 2011, the credit facility termination date and were recorded in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income.

A 100 basis point increase/decrease in the weighted average interest rate on our outstanding debt subject to rate variability at December 31, 2011 would result in incremental increase/decrease in annual interest expense of approximately $3.8 million.

Foreign Exchange Risk Management

We have numerous offices in various countries outside North America and conduct operations in various countries through minority equity investments and strategic relationships with local providers. Our operations outside of North America generated approximately 29% and 25% of our total revenue for the years ended December 31, 2011 and 2010, respectively. Approximately 42% and 45% of our assets as of December 31, 2011 and 2010, respectively, were located outside of the U.S.

Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We use short-term, foreign exchange forward and option contracts to execute our hedging strategies. Typically, these contracts have maturities of twelve months or less. These contracts are denominated primarily in the British pound sterling, the Euro and Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions are recorded in “Other Income (Expense)—Net” in our consolidated statement of operations and comprehensive income and are essentially offset by the gains and losses on the underlying foreign currency transactions.

As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term foreign exchange forward contracts. In addition, we may use foreign exchange option contracts to hedge certain foreign earnings streams and foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding foreign exchange forward and option contracts are marked-to-market at the end of each quarter and the fair value impacts are reflected within our consolidated financial statements.

At December 31, 2011, we did not have any foreign exchange option contracts outstanding. At December 31, 2010, there were $10.7 million in foreign exchange option contracts outstanding having a fair value of $0.1 million. At December 31, 2011 and 2010, the notional amounts of our foreign exchange forward contracts were $352.6 million and $361.1 million, respectively. Realized gains and losses associated with these contracts were $17.3 million and $18.6 million, respectively, at December 31, 2011; $29.3 million and $26.2 million, respectively, at December 31, 2010; and $24.9 million and $13.6 million, respectively, at December 31, 2009. Unrealized gains and losses associated with these contracts were $0.7 million and $0.7 million, respectively, at December 31, 2011; $0.4 million and $0.9 million, respectively, at December 31, 2010; and $0.6 million and $0.2 million, respectively, at December 31, 2009.

If exchange rates were to increase on average 10% from year-end levels, the unrealized loss on our foreign exchange forward contracts would be approximately $25 million, excluding the expected gain on the underlying hedged item. If exchange rates on average were to decrease 10% from year-end levels, the unrealized gain on our foreign exchange forward contracts would be approximately $25 million, excluding the expected loss on the underlying hedge item. However, the estimated potential gain and loss on these contracts would substantially be offset by changes in the dollar value of the underlying transactions.

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

We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (twelve months or less), including restructuring charges, transition costs, our Strategic Technology Investment MaxCV, contractual obligations and contingencies (see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases. Such borrowings would be supported by our credit facility, when needed.

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

Cash Provided by Operating Activities

Net cash provided by operating activities was $312.9 million, $319.4 million and $369.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Year ended December 31, 2011 vs. Year ended December 31, 2010

Net cash provided by operating activities decreased by $6.5 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. This decrease was primarily driven by:

•	Increased tax payments;

•	Increased spend related to our Strategic Technology Investment MaxCV; and

•	Timing of payments (e.g. early pay discounts that we took advantage of).

partially offset by:

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses and lower interest payments; and

•	Lower interest payments due to lower average interest rates and lower amounts of average debt outstanding.

Year ended December 31, 2010 vs. Year ended December 31, 2009

Net cash provided by operating activities decreased by $50.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This decrease was primarily driven by:

•	Increased spend related to our Strategic Technology Investment MaxCV; and

•	Decreased net income of our underlying business excluding the impact of non-cash gains and losses;

partially offset by:

•	A decrease in restructuring payments associated with our Financial Flexibility initiatives; and

•	A decrease in net tax payments.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $73.4 million, $253.6 million and $120.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Year ended December 31, 2011 vs. Year ended December 31, 2010

Net cash used in investing activities was $73.4 million for the year ended December 31, 2011, as compared to net cash used in investing activities of $253.6 million for the year ended December 31, 2010. The $180.2 million decrease primarily reflects the following activities:

•

During the year ended December 31, 2011, we spent approximately $13.5 million on acquisitions of businesses, net of cash acquired, as compared to the year ended December 31, 2010, we spent $205.0 million on acquisitions/majority-owned joint ventures and other investments, net of cash acquired, primarily related to D&B Australia. See Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information; and

•

A decrease in additions to computer software and other intangibles and capital expenditures as large projects occurred in the prior year period (e.g., Acxiom data center migration and Hoover’s technology replatform);

partially offset by:

•	Proceeds related to our divested business in prior year.

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

Cash Used in Financing Activities

Net cash used in financing activities was $238.0 million, $192.9 million and $213.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. As set forth below, these changes primarily relate to contractual obligations, share repurchases, stock-based programs and dividends.

Contractual Obligations

Debt

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the “2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50% which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million as “Other Income (Expense)—Net” in our consolidated statement of operations and comprehensive income.

Credit Facility

At December 31, 2010, we had a $650 million, five-year bank revolving credit facility, which was to expire in April 2012. On October 25, 2011, we terminated the facility and simultaneously entered into a new $800 million five-year bank revolving credit facility which matures in October 2016. Borrowings under the $800 million credit facility were available at prevailing short-term interest rates. We had $259.4 million of borrowings outstanding under the $800 million credit facility at December 31, 2011. We had $272.0 million and $259.4 million of borrowings outstanding under the $650 million credit facility at December 31, 2010 and 2009, respectively. We borrowed under these facilities from time-to-time during the years ended December 31, 2011, 2010 and 2009 to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases.

Share Repurchases

During the year ended December 31, 2011, we repurchased 2,613,701 shares of common stock for $185.4 million under our share repurchase programs. The share repurchases are comprised of the following programs:

•

In October 2011, our Board of Directors approved a $500 million share repurchase program which commenced in November 2011. We repurchased 435,770 shares of common stock for $29.8 million under this share repurchase program during the year ended December 31, 2011. Although there is not currently a specific time frame within which we plan to complete this share repurchase program, we intend to continue our policy of returning excess free cash to shareholders in the form of share buybacks and/or dividends;

•

In February 2009, our Board of Directors approved a $200 million share repurchase program which commenced in December 2009. We repurchased 1,380,118 shares of common stock for $96.3 million under this share repurchase program during the year ended December 31, 2011. This program was completed in November 2011; and

•

In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program (“ESPP”). We repurchased 797,813 shares of common stock for $59.3 million under this share repurchase program during the year ended December 31, 2011. This program commenced in October 2010 and expires in October 2014.

During the year ended December 31, 2010, we repurchased 1,792,107 shares of common stock for $134.8 million under our share repurchase programs. The share repurchases are comprised of the following programs:

•

In February 2009, our Board of Directors approved a $200 million share repurchase program. We repurchased 1,108,148 shares of common stock for $81.0 million under this share repurchase program during the year ended December 31, 2010. This program was completed in November 2011;

•

In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP. We repurchased 26,621 shares of common stock for $2.0 million under this repurchase program during the year ended December 31, 2010. This program commenced in October 2010 and expires in October 2014; and

•

In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 657,338 shares of common stock for $51.8 million under this program during the year ended December 31, 2010. This program expired in August 2010.

During the year ended December 31, 2009, we repurchased 2,912,200 shares of common stock for $225.6 million under our share repurchase programs. The share repurchases are comprised of the following programs:

•

In February 2009, our Board of Directors approved a $200 million share repurchase program which commenced in December 2009. We repurchased 278,417 shares of common stock for $22.7 million under this share repurchase program during the year ended December 31, 2009. This program was completed in November 2011;

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

Stock-based Programs

Net proceeds from stock-based awards during the years ended December 31, 2011, 2010 and 2009 were $29.6 million, $8.1 million and $21.2 million, respectively. The increase for the year ended December 31, 2011, as compared to the year ended December 31, 2010 was attributed to an increase in the volume of stock option exercises. The decrease for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was attributed to a decrease in the volume of stock option exercises.

Dividends

The total amount of dividends paid during the years ended December 31, 2011, 2010 and 2009 was $70.4 million, $70.0 million and $71.5 million, respectively.

Future Liquidity—Sources and Uses of Funds

Contractual Cash Obligations

The following table quantifies, as of December 31, 2011, our contractual obligations that will require the use of cash in the future:

Contractual Obligations(a)	Total	2012	2013	2014	2015	2016	Thereafter	All Other
	(Amounts in millions)
Long-Term Debt(1)	$1,043.3	$36.8	$418.1	$12.1	$314.3	$262.0	$—	$—
Operating Leases(2)	$136.9	$26.1	$24.2	$19.1	$17.0	$14.9	$35.6	$—
Obligations to Outsourcers(3)	$345.7	$104.4	$88.8	$82.6	$47.2	$22.7	$—	$—
Pension and Other Postretirement Benefits Payments/Contributions(4)	$809.0	$31.5	$73.6	$60.7	$59.6	$50.4	$533.2	$—
Spin-off Obligation(5)	$20.5	$20.5	$—	$—	$—	$—	$—	$—
Unrecognized Tax Benefits(6)	$144.3	$—	$—	$—	$—	$—	$—	$144.3

(a)	Because their future cash flows are uncertain, other noncurrent liabilities are excluded from the table.

(1)	Primarily represents: i) our senior notes with a face value of $400 million that mature in April 2013, bearing interest at a fixed annual rate of 6.00%, payable semi-annually; ii) our senior notes with a face value of $300 million that mature in November 2015, net of a fair value adjustment which increased the liability by $4.4 million partially offset by a discount of $0.8 million, bearing interest at a fixed annual rate of 2.875%, payable semi-annually; and iii) borrowings outstanding under our bank credit facility at prevailing short-term interest rates. Amounts include the interest expense portion that would be due on our future obligations. The interest rate on our senior notes is presented using the stated interest rate. Interest expense on our bank revolving credit facility is estimated using the rate in effect as of December 31, 2011.

(2)	Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000-square-foot property that we lease. We renewed our lease on this property in 2011 for a term of 8 years, with two 5-year renewal options. This property also serves as the executive offices of our North American segment. We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

(3)	International Business Machines

In October 2004, we signed a seven-year outsourcing agreement with International Business Machines (“IBM”). Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery and customer service to IBM. By August 2010, our data acquisition, delivery and customer services performed by IBM for our European countries were terminated. Additionally, by October 2011 our customer contact center services for the United States were terminated as a result of our transition to

Convergys Customer Management Group (“CCMG”). As of December 31, 2011, the services still to be provided by IBM are primarily limited delivery services for our North American customers. We incurred costs of approximately $10 million, $19 million and $26 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

In December 2011, a three-year agreement was reached to further extend the product and technology outsourcing agreement until the end of 2014. Payments over the contract terms will aggregate to approximately $28 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.

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

In May 2011, we signed a five-year development and support agreement with Acxiom to provide data management services. This agreement is related to our Strategic Technology Investment or MaxCVand totals approximately $27 million over the term of the agreement. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.

We incurred costs of approximately $88 million, $93 million and $43 million under all of these agreements for the years ended December 31, 2011, 2010 and 2009, respectively. Total payments to Acxiom over the remaining terms of the above contracts will aggregate to approximately $218 million.

Convergys Customer Management Group

In December 2010, we entered into a six-year business process outsourcing agreement effective January 1, 2011, with Convergys Customer Management Group (“CCMG”) in order to enhance our customer contact center solution. CCMG has transitioned contact center services previously outsourced principally to IBM as well as certain other smaller providers.

The transition of services to CCMG was based on a phased migration of business volume to CCMG that commenced in the second quarter of 2011 and was substantially completed by the fourth quarter of 2011. Services are primarily provided from CCMG locations in Omaha, Nebraska, the Philippines and India, on the basis of our requirements.

The primary scope of the agreement includes the following services for our North America business: (i) Inbound Customer Service, which principally involves the receipt of, response to and resolution of inquiries received from customers; (ii) Outbound Customer Service, which principally involves the collection, compilation and verification of information contained in our databases; and (iii) Data Update Service, which principally involves the bulk or discrete updates to the critical data elements about companies in our databases.

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

In December 2011, we signed a five-year telephony agreement to support our small business customers’ telesales team. Payments over the contract term will aggregate approximately $3 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.

After the first three years of service by Convergys, we have the right to terminate for convenience any or all of the services provided under the agreements upon one hundred eighty days prior written notice, and without incurring a termination fee. We incurred costs of approximately $8 million for the year ended December 31, 2011. Total payments to Convergys over the remaining terms of the above contracts will aggregate to approximately $97 million.

(4)	Represents projected contributions to our U.S. Qualified and Non-U.S. defined benefit plans as well as projected benefit payments related to our unfunded plans, including the U.S. Non-Qualified Plans and our postretirement benefit plan. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of 2011 and include benefits attributable to estimated future employee service. A closed group approach is used in calculating the projected benefit payments, assuming only the participants who are currently in the valuation population are included in the projection and the projected benefits continue for up to approximately 99 years.

(5)	In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the Internal Revenue Service (“IRS”) issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2010 and made estimated tax deposits for 2011 consistent with the IRS rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2006 to 2010 of approximately $20.5 million in the aggregate for such years. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate, which represented the incremental tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS’ rulings. In February 2011, we paid Moody’s an additional sum of approximately $2.5 million, for tax years 2003-2005. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $20.5 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.

(6)	We have a total amount of unrecognized tax benefits of $120.1 million for the year ending December 31, 2011. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $144.3 million. As we cannot make reliable estimates regarding the timing of the cash flows by period, we have included unrecognized tax benefits within the “All Other” column in the table above.

Capital Structure

Every year we examine our capital structure and review our liquidity and funding plans. During 2012, in connection with our focus on our Total Shareholder Return, we anticipate continued share repurchases and cash dividends.

We believe that cash provided by operating activities, supplemented from time to time as needed with readily available financing arrangements, is sufficient to meet our short-term needs, including the cash cost of restructuring charges, transition costs, our Strategic Technology Investment or MaxCV, contractual obligations and contingencies, excluding the legal matters identified herein for which exposures cannot be estimated. See Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

As we execute our long-term strategy, which contemplates strategic acquisitions, we may require financing of our existing debt instruments or consider additional financing. We regularly evaluate market conditions, our liquidity profile and various financing alternatives for opportunities to enhance our capital structure. While we feel confident that such financing arrangements are available to us, there can be no guarantee that we will be able to access new sources of liquidity when required.

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

Share Repurchases and Dividends

In October 2011, our Board of Directors approved a $500 million share repurchase program, which commenced in November 2011. During the year ended December 31, 2011, we repurchased 435,770 shares of common stock for $29.8 million under this share repurchase program with $470.2 million remaining under this program. Although there is not currently a specific time frame within which we plan to complete this program, we intend to continue our policy of returning excess free cash to shareholders in the form of share buybacks and/or dividends.

In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP. During the year ended December 31, 2011, we repurchased 797,813 shares of common stock for $59.3 million under this repurchase program with 4,175,566 shares of common stock remaining under this program. This program commenced in October 2010 and expires in October 2014.

On February 6, 2012, we declared a dividend of $0.38 per share for the first quarter of 2012. This cash dividend will be payable on March 14, 2012 to shareholders of record at the close of business on February 28, 2012.

Strategic Technology Investment Program or MaxCV

In February 2010, we announced a Strategic Technology Investment or MaxCV program aimed at strengthening our leading position in commercial data and improving our current technology platform to meet the emerging needs of customers.

We expect that MaxCV will have a total cost of approximately $160 million in 2012. The project will largely focus on continuing to rebuild the data supply chain as well as introducing additional Web services. We expect MaxCV and the associated spending will be largely complete by the end of 2012. However, product and customer migration are now targeted to be concluded in the second half of 2013. We may experience additional costs that we do not currently foresee.

For 2012, the project will largely focus on continuing to rebuild the data supply chain as well as introducing additional web services. We expect the associated spending will be largely complete by the end of 2012; however, product and customer migrations are now targeted to be concluded in the first half of 2013.

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

Pension Plan and Postretirement Benefit Plan Contribution Requirements

For financial statement reporting purposes, the funded status of our pension plans, as determined in accordance with GAAP, had a deficit of $290.0 million, $266.2 million and $33.2 million for the U.S. Qualified Plan, the U.S. Non-Qualified Plans and the non-U.S. plans, respectively, at December 31, 2011, as compared to a deficit of $133.2 million, $252.2 million and $45.8 million, respectively, at December 31, 2010. The deterioration in the funded status of the U.S. plans was primarily due to a higher projected benefit obligation at December 31, 2011 which was driven by a lower discount rate. Additionally, for the U.S. Qualified Plan a lower actual return on plan assets in 2011 was also attributable to the deterioration of its funded status. The improvement in the funded status of the non-U.S. plans was primarily due to higher fair value of plan assets at December 31, 2011, as a result of higher company contributions to the plans. See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

During fiscal 2011, we were not required to make contributions to the U.S. Qualified Plan, the largest of our six plans, under funding regulations associated with the Pension Protection Act of 2006 (“PPA 2006”) as the plan was considered “fully funded” for the 2010 plan year. We do not expect to make any contributions to the U.S. Qualified Plan in fiscal 2012 for the 2011 plan year. Final funding requirements for fiscal 2012 were determined based on our January 2012 funding actuarial valuation.

We expect to continue to make cash contributions to our other pension plans during 2012. The expected 2012 contribution is approximately $26.0 million, compared to $45.9 million in 2011. In addition, we expect to make benefit payments related to our postretirement benefit plan of approximately $6.0 million during 2012, compared to $5.0 million in 2011. See the Contractual Cash Obligations table above for projected contributions and benefit payments beyond 2011.

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

During the fourth quarter of 2011, we recorded an impairment charge of $3.3 million related to the intangible assets acquired from the AllBusiness.com, Inc. (“AllBusiness.com”) acquisition as a result of a decline in performance. We determined that the new cost basis of these intangible assets is zero based on Level III inputs. The impairment charge is included in “Selling and Administrative Expenses” in our North American segment.

During the third quarter of 2011, we recorded an impairment of approximately $8.0 million related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on our strategic technology investment (MaxCV) program. We determined the basis to be zero. The impairment charge is included in Other Income (Expense)—Net in our Europe and other International Markets segment.

As of December 31, 2011, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds. See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

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

•

Our ability to implement and derive the benefit of our Strategic Technology Investment or MaxCVprogram announced in February 2010 and to maintain sufficient investment in our technology infrastructure thereafter;

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

•	Our ability to secure our information technology infrastructure from cyber attack and unauthorized access;

•	Our ability to maintain the integrity of our brand and reputation, which we believe are key assets and competitive advantages;

•	Our ability to renew large contracts, the related revenue recognition and the timing thereof, or a shift in product mix, may impact our results of operations from period-to-period;

•

As a result of the macro-economic challenges currently affecting the global economy, our customers or vendors may experience problems with their earnings, cash flow, or both. This may cause our customers to delay, cancel or significantly decrease their purchases from us and impact their ability to pay amounts owed to us. In addition, our vendors may substantially increase their prices without notice. Such behavior may materially, adversely affect our earnings and cash flow. In addition, if economic conditions in the United States and other key markets deteriorate further or do not show improvement, we may experience material adverse impacts to our business, operating results, and/or access to credit markets;

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

•

The profitability of our international businesses depends on our ability to identify and execute on various initiatives, such as successfully managing our D&B Worldwide Network, complying with the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws in all jurisdictions, and our ability to identify and contend with various challenges present in foreign markets, such as local competition and the availability of public records at no cost, or the adoption of new laws or regulations governing the collection, compilation, use and/ or publication of information, particularly in emerging markets;

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of The Dun & Bradstreet Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, cash flows, and shareholders’ equity (deficit) present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and comprehensive income and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included Management’s Report on Internal Control over Financial Reporting” on page 75. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 29, 2012

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2011	2010	2009
	( Amounts in millions, except per share data)
Revenue	$1,758.5	$1,676.6	$1,687.0

Operating Expenses	587.1	557.7	500.3
Selling and Administrative Expenses	643.4	626.9	641.0
Depreciation and Amortization	81.1	68.1	58.1
Restructuring Charge	22.1	14.8	23.1

Operating Costs	1,333.7	1,267.5	1,222.5
Operating Income	424.8	409.1	464.5

Interest Income	1.5	2.1	3.0
Interest Expense	(37.0)	(46.0)	(45.7)
Other Income (Expense)—Net	(21.2)	22.7	10.7

Non-Operating Income (Expense)—Net	(56.7)	(21.2)	(32.0)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	368.1	387.9	432.5
Provision for Income Taxes	109.2	137.9	112.1
Equity in Net Income of Affiliates	1.3	0.9	1.6

Net Income	260.2	250.9	322.0

Less: Net (Income) Loss Attributable to the Noncontrolling Interest	0.1	1.2	(2.6)

Net Income Attributable to D&B	$260.3	$252.1	$319.4

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$5.31	$5.03	$6.06

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$5.28	$4.98	$5.99

Weighted Average Number of Shares Outstanding—Basic	48.9	49.9	52.3
Weighted Average Number of Shares Outstanding—Diluted	49.3	50.4	52.9
Cash Dividend Paid Per Common Share	$1.44	$1.40	$1.36

Other Comprehensive Income, Net of Tax
Net Income (from above)	$260.2	$250.9	$322.0
Foreign Currency Translation Adjustments, no Tax Impact	(7.5)	(0.3)	43.2
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (Expense) of $3.8, ($7.8), and ($4.0) at December 31, 2011, 2010 and 2009, respectively	(5.8)	0.9	18.1
Net Loss, Net of Tax Income (Expense) of $76.6, $15.2 and $6.3 at December 31, 2011, 2010 and 2009, respectively	(116.6)	(1.4)	(28.5)
Derivative Financial Instruments, No Tax Impact	3.0	0.0	0.5

Comprehensive Income, Net of Tax	133.3	250.1	355.3
Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest	1.4	0.8	(2.9)

Comprehensive Income Attributable to D&B	$134.7	$250.9	$352.4

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$84.4	$78.5
Accounts Receivable, Net of Allowance of $17.1 at December 31, 2011 and $17.5 at December 31, 2010	507.5	504.3
Other Receivables	5.7	8.3
Prepaid Taxes	1.5	1.5
Deferred Income Tax	32.1	31.8
Other Prepaids	55.1	36.6
Assets Held for Sale	32.7	0.0
Other Current Assets	7.9	7.3

Total Current Assets	726.9	668.3

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $83.1 at December 31, 2011 and $81.5 at December 31, 2010	45.7	53.1
Computer Software, Net of Accumulated Amortization of $409.9 at December 31, 2011 and $372.0 at December 31, 2010	127.6	127.9
Goodwill	598.4	599.7
Deferred Income Tax	243.1	181.7
Other Receivables	58.4	66.3
Other Intangibles (Note 15)	116.1	139.8
Other Non-Current Assets	60.9	82.7

Total Non-Current Assets	1,250.2	1,251.2

Total Assets	$1,977.1	$1,919.5

LIABILITIES
Current Liabilities
Accounts Payable	$36.4	$34.8
Accrued Payroll	117.4	127.7
Accrued Income Tax	17.7	19.9
Liabilities Held for Sale	29.1	0.0
Short-Term Debt	1.1	1.5
Other Accrued and Current Liabilities (Note 15)	153.6	165.7
Deferred Revenue	598.2	615.3

Total Current Liabilities	953.5	964.9

Pension and Postretirement Benefits	604.0	436.9
Long-Term Debt	963.9	972.0
Liabilities for Unrecognized Tax Benefits	129.5	131.5
Other Non-Current Liabilities	66.4	83.0

Total Liabilities	2,717.3	2,588.3

Contingencies (Note 13)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized—0.5 shares; outstanding—none	0.0	0.0
Preferred Stock, $0.01 par value per share, authorized—9.5 shares; outstanding—none	0.0	0.0
Series Common Stock, $0.01 par value per share, authorized—10.0 shares; outstanding—none	0.0	0.0
Common Stock, $0.01 par value per share, authorized— 200.0 shares; issued—81.9 shares	0.8	0.8
Capital Surplus	239.0	227.3
Retained Earnings	2,179.3	1,989.5
Treasury Stock, at cost, 34.2 shares at December 31, 2011 and 32.3 shares at December 31, 2010	(2,356.3)	(2,214.1)
Accumulated Other Comprehensive Income (Loss)	(806.7)	(681.1)

Total D&B Shareholders’ Equity (Deficit)	(743.9)	(677.6)

Noncontrolling Interest	3.7	8.8

Total Equity (Deficit)	(740.2)	(668.8)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,977.1	$1,919.5

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$260.2	$250.9	$322.0
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	81.1	68.1	58.1
Amortization of Unrecognized Pension Loss	14.6	12.2	17.3
Loss (Gain) from Sales of Business / Investments	11.7	(23.9)	(6.5)
Impairment of Intangible Assets	3.2	20.4	3.0
Settlement Charge Related to Legacy Pension Obligation	5.1	0.0	0.0
Income Tax Benefit from Stock-Based Awards	12.2	9.2	14.2
Excess Tax Benefit on Stock-Based Awards	(5.8)	(3.2)	(7.7)
Equity-Based Compensation	12.4	18.3	22.3
Restructuring Charge	22.1	14.8	23.1
Restructuring Payments	(19.7)	(19.9)	(30.5)
Deferred Income Taxes, Net	11.7	25.7	40.7
Accrued Income Taxes, Net	(7.5)	24.7	(28.8)
Changes in Current Assets and Liabilities:
(Increase) in Accounts Receivable	(12.0)	(31.3)	(2.2)
(Increase) in Other Current Assets	(15.9)	(9.4)	(0.1)
Increase in Deferred Revenue	1.0	46.6	6.6
Increase (Decrease) in Accounts Payable	2.0	(7.9)	(31.5)
Increase (Decrease) in Accrued Liabilities	(20.7)	13.9	3.8
(Decrease) in Other Accrued and Current Liabilities	(1.5)	(5.4)	(1.4)
Changes in Non-Current Assets and Liabilities:
(Increase) Decrease in Other Long-Term Assets	16.6	(27.7)	(0.1)
Net (Decrease) in Long-Term Liabilities	(61.3)	(58.6)	(35.4)
Net, Other Non-Cash Adjustments	3.4	1.9	2.6

Net Cash Provided by Operating Activities	312.9	319.4	369.5

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	5.1	9.2	11.7
Payments for Acquisitions of Businesses, Net of Cash Acquired	(13.5)	(205.0)	(74.6)
Investment in Debt Security	(1.0)	0.0	(5.0)
Cash Settlements of Foreign Currency Contracts	(1.0)	3.0	11.3
Capital Expenditures	(6.2)	(9.5)	(9.2)
Additions to Computer Software and Other Intangibles	(47.2)	(56.4)	(56.1)
(Reinmbursement) Receipt of Proceeds Related to a Divested Business	(7.4)	7.9	0.0
Net, Other	(2.2)	(2.8)	1.2

Net Cash Used in Investing Activities	(73.4)	(253.6)	(120.7)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(185.4)	(134.8)	(225.6)
Net Proceeds from Stock-Based Awards	29.6	8.1	21.2
Payment of Debt	0.0	(300.7)	0.0
Proceeds from Issuance of Long-Term Debt	0.0	298.9	0.0
Payment of Bond Issuance Costs	(1.6)	(1.9)	0.0
Payments of Dividends	(70.4)	(70.0)	(71.5)
Proceeds from Borrowings on Credit Facilities	677.8	321.7	311.6
Payments of Borrowings on Credit Facilities	(690.4)	(309.0)	(255.6)
Excess Tax Benefit on Stock-Based Awards	5.8	3.2	7.7
Capital Lease and Other Long-Term Financing Obligation Payment	(3.2)	(5.9)	0.0
Net, Other	(0.2)	(2.5)	(0.9)

Net Cash Used in Financing Activities	(238.0)	(192.9)	(213.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.4	(17.3)	23.0

Increase (Decrease) in Cash and Cash Equivalents	5.9	(144.4)	58.7
Cash and Cash Equivalents, Beginning of Period	78.5	222.9	164.2

Cash and Cash Equivalents, End of Period	$84.4	$78.5	$222.9

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$92.8	$78.3	$86.0
Interest	$33.4	$48.0	$43.7

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Years Ended December 31, 2011, 2010 and 2009
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Plans	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Non Controlling Interest	Total Equity (Deficit)
	(Dollar amounts in millions, except per share data)
Balance, January 1, 2009	$0.8	$206.1	$1,582.8	$(1,924.4)	$(204.3)	$(514.2)	$(3.5)	$(856.7)	$6.1	$(850.6)

Net Income	0.0	0.0	319.4	0.0	0.0	0.0	0.0	319.4	2.6	322.0
Adjustment to Opening Retained Earnings, net of tax $14.0 (Note 1)	0.0	0.0	(23.2)	0.0	0.0	0.0	0.0	(23.2)	0.0	(23.2)
Purchase of shares	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	3.2	3.2
Payment to noncontrolling interest	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.5)	(0.5)
Equity-Based Plans	0.0	(3.1)	0.0	52.3	0.0	0.0	0.0	49.2	0.0	49.2
Treasury Shares Acquired	0.0	0.0	0.0	(225.6)	0.0	0.0	0.0	(225.6)	0.0	(225.6)
Pension Adjustments, net of tax of $2.3	0.0	0.0	0.0	0.0	0.0	(10.4)	0.0	(10.4)	0.0	(10.4)
Dividend Declared	0.0	0.0	(71.5)	0.0	0.0	0.0	0.0	(71.5)	0.0	(71.5)
Adjustments to Legacy Tax Matters	0.0	6.5	0.0	0.0	0.0	0.0	0.0	6.5	0.0	6.5
Change in Cumulative Translation Adjustment	0.0	0.0	0.0	0.0	42.9	0.0	0.0	42.9	0.3	43.2
Derivative Financial Instruments, no tax impact	0.0	0.0	0.0	0.0	0.0	0.0	0.5	0.5	0.0	0.5

Balance, December 31, 2009	$0.8	$209.5	$1,807.5	$(2,097.7)	$(161.4)	$(524.6)	$(3.0)	$(768.9)	$11.7	$(757.2)

Net Income	0.0	0.0	252.1	0.0	0.0	0.0	0.0	252.1	(1.2)	250.9
Purchase of shares	0.0	(0.3)	0.0	0.0	0.0	0.0	0.0	(0.3)	(0.2)	(0.5)
Payment to noncontrolling interest	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(1.9)	(1.9)
Equity-Based Plans	0.0	11.6	0.0	18.4	0.0	0.0	0.0	30.0	0.0	30.0
Treasury Shares Acquired	0.0	0.0	0.0	(134.8)	0.0	0.0	0.0	(134.8)	0.0	(134.8)
Pension Adjustments, net of tax of $16.5	0.0	0.0	0.0	0.0	0.0	8.6	0.0	8.6	0.0	8.6
Dividend Declared	0.0	0.0	(70.1)	0.0	0.0	0.0	0.0	(70.1)	0.0	(70.1)
Adjustments to Legacy Tax Matters	0.0	6.5	0.0	0.0	0.0	0.0	0.0	6.5	0.0	6.5
Change in Cumulative Translation Adjustment	0.0	0.0	0.0	0.0	(0.7)	0.0	0.0	(0.7)	0.4	(0.3)

Balance, December 31, 2010	$0.8	$227.3	$1,989.5	$(2,214.1)	$(162.1)	$(516.0)	$(3.0)	$(677.6)	$8.8	$(668.8)

Net Income	0.0	0.0	260.3	0.0	0.0	0.0	0.0	260.3	(0.1)	260.2
Sale of Noncontrolling Interest	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	1.7	1.7
Noncontrolling Interest Reclassed to Liability Held for Sale	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(4.7)	(4.7)
Equity—Based Plans	0.0	5.2	0.0	43.2	0.0	0.0	0.0	48.4	0.0	48.4
Treasury Shares Acquired	0.0	0.0	0.0	(185.4)	0.0	0.0	0.0	(185.4)	0.0	(185.4)
Pension Adjustments, net of tax of $80.4	0.0	0.0	0.0	0.0	0.0	(122.4)	0.0	(122.4)	0.0	(122.4)
Dividends Declared	0.0	0.0	(70.5)	0.0	0.0	0.0	0.0	(70.5)	(0.7)	(71.2)
Adjustments to Legacy Tax Matters	0.0	6.5	0.0	0.0	0.0	0.0	0.0	6.5	0.0	6.5
Derivative Financial instruments, no tax impact	0.0	0.0	0.0	0.0	0.0	0.0	3.0	3.0	0.0	3.0
Change in Cumulative Translation Adjustment	0.0	0.0	0.0	0.0	(6.2)	0.0	0.0	(6.2)	(1.3)	(7.5)

Balance, December 31, 2011	$0.8	$239.0	$2,179.3	$(2,356.3)	$(168.3)	$(638.4)	$0.0	$(743.9)	$3.7	$(740.2)

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Tabular dollar amounts in millions, except per share data)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for 170 years. Our global commercial database contains more than 205 million business records. The database is enhanced by our proprietary DUNSRight® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

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

The consolidated financial statements include our accounts, as well as those of our subsidiaries and investments in which we have a controlling interest. Investments in companies over which we have significant influence but not a controlling interest are carried under the equity method of accounting. Investments over which we do not have significant influence are recorded under the cost method of accounting. We periodically review our investments to determine if there has been any impairment judged to be other than temporary. Such impairments are recorded as write-downs in the statement of operations and comprehensive income.

All intercompany transactions and balances have been eliminated in consolidation.

Effective January 1, 2011, we began reporting our business as of January 1, 2011 through three segments (all prior periods have been reclassed to reflect the new segments):

•	North America (which consists of our operations in the United States (“U.S.”). and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Japan, China and India); and

•	Europe and other International Markets (which primarily consists of our operations in the United Kingdom (“UK”), the Netherlands, Belgium, Latin America and our Worldwide Network).

Prior to January 1, 2011, we managed and reported our business globally through two segments:

•	North America (which consisted of our operations in the U.S. and Canada); and

•	International (which consisted of our operations in Europe, Asia Pacific and Latin America).

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The financial statements of our subsidiaries outside of North America reflect a fiscal year ended November 30 to facilitate the timely reporting of our consolidated financial results and financial position.

For the year ended December 31, 2011, we revised our financial statements to reflect the impact for certain ratable contracts which were previously accounted for using a convention in which a full month’s revenue was recorded irrespective of the contract’s actual effective date. As a result, the December 31, 2011 revenue and net income include an out of period adjustment of approximately $2.1 million and $1.3 million, respectively, relating to the year ended December 2010 and approximately $2.6 million and $1.6 million, respectively, relating to the year ended December 2009.

Additionally, to adjust for the impact prior to 2009, management recorded the following non-cash adjustments: a $23.2 million reduction to opening retained earnings, $14.0 million increase to deferred taxes and $37.2 increase to the December 31, 2010 deferred revenue balance. In accordance with accounting guidance found in Accounting Standards Codification (“ASC”) 250-110 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the adjustments and concluded that the errors were not material to any of our previously issued financial statements.

Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation due to the change in segment structure and certain ratable contracts discussed above.

Significant Accounting Policies

Revenue Recognition. Revenue is recognized when the following four conditions are met:

•	Persuasive evidence of an arrangement exists;

•	The contract fee is fixed and determinable;

•	Delivery or performance has occurred; and

•	Collectability is reasonably assured.

If at the outset of an arrangement, we determine that collectability is not reasonably assured, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes fixed or determinable, assuming all other revenue recognition criteria have been met.

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

Internet Solutions represent the results of our Hoover’s business, including our First Research division. Hoover’s and First Research provide subscription solutions that allow continuous access to our business information databases. Revenue is recognized ratably over the term of the contract, which is generally one year. Any additional solutions purchased are recognized upon delivery to the customer.

Sales of software that are considered to be more than incidental are recognized in revenue when a non-cancelable license agreement has been signed and the software has been shipped and installed, if required.

Revenue from consulting and training services is recognized as the services are performed.

Multiple Element Arrangements

Effective January 1, 2011, we adopted Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition—Multiple-Deliverable Revenue Arrangements,” which amends guidance in ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” on a prospective basis for all new or materially modified arrangements entered into on or after that date. The new standard:

•	Provides updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•

Requires an entity to allocate revenue in an arrangement using the best estimated selling prices (“BESP”) of each element if a vendor does not have vendor-specific objective evidence of selling prices (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	Eliminates the use of the residual method and requires a vendor to allocate revenue using the relative selling price method.

We have certain solution offerings that are sold as multi-element arrangements. The multiple element arrangements or deliverables may include access to our business information database, information data files, periodic data refreshes, software and services. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting. Most product and service deliverables qualify as separate units of accounting and can be sold standalone or in various combinations across our markets. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered items. If the arrangement includes a customer-negotiated refund or return right relative to the delivered items, and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered item constitutes a separate unit of accounting. The new guidance requires for deliverables with standalone value in a multi-element arrangement for which revenue was previously deferred due to undelivered elements not having fair value of selling price to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.

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

When we are unable to establish selling prices by using VSOE or TPE, we establish the BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the solution were sold on a standalone basis. The determination of BESP is based on our review of available data points and consideration of factors such as but not limited to pricing practices, our growth strategy, geographies, and customer segment and market conditions. The determination of BESP is made through consultation with and formal approval of our management, taking into consideration our go-to-market strategy.

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

Property, Plant and Equipment. Property, plant and equipment are stated at cost, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated using the straight-line method. Buildings are depreciated over a period of 40 years. Equipment is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Property, plant and equipment depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $12.3 million, $12.4 million and $10.7 million, respectively.

Computer Software. We develop various computer software applications for internal use including systems which support our databases and common business services and processes (back-end systems), our financial and administrative systems (backoffice systems) and systems which we use to deliver our information solutions to customers (customer-facing systems).

We expense costs as incurred during the preliminary development stage which includes conceptual formulation and review of alternatives. Once that stage is complete, we begin the application development stage which includes design, coding and testing. Direct internal and external costs incurred during this stage are capitalized. Capitalization of costs cease when the software is ready for its intended use and all substantial testing is completed. Upgrades and enhancements which provide added functionality are accounted for in the same manner. Maintenance costs incurred solely to extend the life of the software are expensed as incurred.

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

We also develop software for sale to customers. Costs are expensed until technological feasibility is established after which costs are capitalized until the software is ready for general release to customers. Costs of enhancements that extend the life or improve the marketability of the software are capitalized once technological feasibility is reached. Maintenance and customer support are expensed as incurred.

Capitalized costs of software for sale are amortized on a straight-line basis over the estimated economic life of the software of three years. We continually evaluate recoverability of the unamortized costs, which are reported at the lower of unamortized cost or net realizable value.

The computer software amortization expense for the years ended December 31, 2011, 2010 and 2009 were $46.0 million, $40.1 million and $35.0 million, respectively. As of December 31, 2011 and 2010, we acquired $7.8 million and $4.6 million, respectively, of computer software, which was included in accounts payable and accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2011 and 2010, and was therefore excluded from the consolidated statement of cash flows for the years ended December 31, 2011 and 2010, respectively.

Goodwill and Other Intangible Assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangibles with an indefinite life are not subject to regular periodic amortization. Instead, the carrying amount of the goodwill and indefinite-lived intangibles is tested for impairment at least annually and between annual tests if events or circumstances warrant such a test. An impairment loss would be recognized if the carrying amount exceeded the fair value.

We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment that is a business and for which discrete financial information is available and reviewed by a segment manager. Our reporting units are North America, United Kingdom, Benelux, Latin America, Partnerships, Japan, Greater China, Australia and India. When applicable, we will perform a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If we determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, no further testing would be needed. We perform a two-step goodwill impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the market approach and also in certain instances use the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year earnings before interest, taxes, depreciation and amortization (“EBITDA”) for each individual reporting unit. For the market approach, we use judgment in identifying the relevant comparable-company market multiples (i.e., recent divestitures/acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). For the income approach, we used projections based on management’s most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

In the first step, if the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired and no further test is performed. However, if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the magnitude of the impairment, which is the implied fair value of the reporting unit’s goodwill compared to the carrying value. The implied fair value of goodwill is the difference between the fair value of the reporting unit and the fair value of its identifiable net assets. If the carrying value of goodwill exceeds the implied fair value of goodwill, the impaired goodwill is written down to its implied fair value and an impairment loss equal to this difference is recorded in the period the impairment is identified as an operating expense.

For indefinite-lived intangibles, other than goodwill, an impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets.

No impairment charges related to goodwill and indefinite-lived intangible assets have been recognized for the fiscal years ended December 31, 2011, 2010 and 2009.

Other intangibles, which primarily include customer lists and relationships, trademarks, and technology related assets resulting from acquisitions, are being amortized over one to eighteen years based on their estimated useful life using the straight-line method. Other intangibles amortization expense for the years ended December 31, 2011, 2010 and 2009 were $22.5 million, $15.5 million and $12.4 million, respectively. Other intangibles are tested for recoverability along with other long-lived assets, excluding goodwill and indefinite lived intangibles, whenever events or circumstances indicate the carrying value may not be recoverable. See “Impairment of Long-Lived Assets” below.

Future amortization of acquired intangible assets as of December 31, 2011 is as follows:

Total	2012	2013	2014	2015	2016	Thereafter
$116.1	$17.5	$17.2	$16.6	$13.7	$12.4	$38.7

Impairment of Long-Lived Assets. Long-lived assets, including property, plant and equipment, internal-use software and other intangible assets held for use, are tested for impairment when events or circumstances indicate the carrying amount of the asset group that includes these assets is not recoverable. An asset group is the lowest level for which its cash flows are independent of the cash flows of other asset groups. The carrying value of an asset group is not considered recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. The impairment loss is measured by the difference between the carrying value of the asset group and its fair value. We generally estimate the fair value of an asset group using an income approach.

During the fourth quarter of 2011, we recorded an impairment charge of $3.3 million related to the intangible assets acquired from the AllBusiness.com, Inc. (“AllBusiness.com”) acquisition as a result of a decline in performance. We determined that the new cost basis of these intangible assets is zero based on Level III inputs (see “Fair Value Measurements” below for discussion on Level inputs). The impairment charge is included in “Selling and Administrative Expenses” in our North American segment.

During the third quarter of 2011, we recorded an impairment of approximately $8.0 million related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on our strategic technology investment program, or MaxCV. We determined the basis to be zero. The impairment charge is included in Other Income (Expense)—Net in our Europe and other International Markets segment.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

During the third quarter of 2010, we recorded a $13.6 million impairment charge related to software and intangible assets of our Purisma product, resulting from our decision to restructure this business. After analyzing various options, we decided to focus on providing maintenance and customer support to our existing customer base. We determined that the new cost basis of these assets is zero based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in “Operating Costs” in our North American segment.

During the second quarter of 2010, we recorded an impairment charge of $6.8 million of intangible assets related to database, technology, tradename and customer relationships related to the Quality Education Data (“QED”) acquisition as a result of an examination of such assets initiated in connection with a recent settlement with the Federal Trade Commission (“FTC”) (See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K). We determined that the new cost basis of these intangible assets based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in “Operating Costs” in our North American segment.

During the year ended December 31, 2009, we recorded an impairment charge of $3.0 million related to certain intangible assets related to the Visible Path acquisition. We determined that the new cost basis of certain intangible assets related to the Visible Path acquisition is zero based on Level III inputs. The impairment charge is included in “Operating Costs” in our North American segment.

Foreign Currency Translation. For all operations outside the U.S. where we have designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For those countries where we designate the local currency as the functional currency, translation adjustments are accumulated in a separate component of shareholders’ equity. We recorded foreign currency translation expense of $3.1 million, foreign currency translation income of $2.0 million and foreign currency translation expense of $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

For stock option awards, the fair value is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires that we make assumptions about the stock price volatility, dividend yield, expected term of the stock option and risk-free interest rates. Our expected stock price volatility assumption is derived from the historical volatility of our common stock. The expected dividend yield assumption is determined by dividing the anticipated annual dividend payment by the stock price on the date of grant. We determine our expected term assumption using a midpoint scenario that combines our historical exercise data with hypothetical exercise data for our unexercised stock options. Our risk-free interest rate assumption corresponds to the expected term assumption of the stock option and is based on the U.S. Treasury yield curve in effect at the time of grant.

For restricted stock and restricted stock unit awards, the fair value is estimated by using the average of the high and low prices of our common stock on the date of grant.

If factors change, we may decide to use different assumptions under the Black-Scholes option valuation model and our forfeiture assumption in the future, which could materially affect our stock-based compensation expense, operating income, net income and earnings per share.

Financial Instruments. We use financial instruments, including foreign exchange and interest rate-related forward, option and swap contracts, to manage our exposure to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies our exposure to these risks in order to minimize the potential negative impact and/or to reduce the volatility that these risks may have on our financial results.

We recognize all such financial instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. We do not use derivatives for trading or speculative purposes.

We use foreign exchange forward and option contracts to hedge certain non-functional currency-denominated intercompany and third-party transactions and to hedge the U.S. dollar equivalent value of certain non-U.S. earnings streams. These forward and option contracts are marked-to-market and the resulting remeasurement gains and losses are recorded as other income or expense. In addition, foreign exchange forward contracts are used to hedge certain of our foreign net investments. The gains and losses associated with these contracts are recorded in “Cumulative Translation Adjustments,” a component of shareholders’ equity.

From time-to-time, we use interest rate swap agreements to hedge long-term fixed-rate debt. In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the “2015 notes”). In November and December 2010, we executed interest rate fair value hedges in the form of interest rate swap agreements in order to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. When executed, we designate the swaps as fair-value hedges and assess whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. We formally document all relationships between hedging instruments and hedged items, and we have documented policies for managing our exposures. Changes in the fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of interest expense. The hedge accounting effectiveness is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively. See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K.

Also, from time-to-time, we use interest rate swap agreements to hedge our variable-rate debt. In January 2009 and December 2008, we executed interest rate cash flow hedges in the form of interest rate swap

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

agreements in order to mitigate our exposure to variability in cash flows related to future payments on a designated portion of our variable rate borrowings. We defer gains and losses on these derivative instruments in the accumulated other comprehensive income (loss) line of our consolidated balance sheet until the hedged transactions impact our earnings. The hedge accounting effectiveness is monitored on an ongoing basis, and any resulting ineffectiveness will be recorded as gains and losses in earnings in the respective measurement period. See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail.

Transaction gains and losses are recognized in earnings in “Other Income (Expense)—Net.” We recorded transaction losses of $1.9 million, transaction gains of $0.9 million and transaction losses of $0.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

In connection with the termination of the $650 million credit facility, interest rate derivative transactions were terminated, resulting in an acceleration of payments otherwise due under the instruments of $0.3 million on October 25, 2011, the credit facility termination date and were recorded in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income.

Fair Value Measurements. We account for certain assets and liabilities at fair value. We define fair value as the exchange price that would be received for an asset or paid to transfer a liability (in either case an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level Input	Input Definition
Level I	Observable inputs utilizing quoted prices (unadjusted) for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are either directly or indirectly observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs for the asset or liability in which little or no market data exists, therefore requiring management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

Note 2. Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This amendment indefinitely defers certain provisions of ASU

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

No. 2011-05, issued earlier this year. ASU No. 2011-05 revised the manner in which entities present comprehensive income in their financial statements. Among the new provisions in ASU No. 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income (“AOCI”) by component in both the statement in which net income is presented and the statement in which other comprehensive income (“OCI”) is presented (for both interim and annual financial statements). Accordingly, this requirement is indefinitely deferred by ASU No. 2011-12 and will be further deliberated by the FASB at a future date. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. We adopted the provisions of this authoritative guidance and adoption has not had a material impact on the consolidated financial statements as this standard relates to presentation only.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210); Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require a company to disclose information about offsetting and related arrangements to enable users of its financial statement to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. A company should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-8, “Intangibles – Goodwill and Other (Topic No. 350): Testing Goodwill for Impairment,” which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If companies determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The authoritative guidance is effective for annual periods beginning after December 15, 2011 and early adoption is permitted. We adopted the authoritative guidance in our fourth quarter 2011 testing for goodwill impairment and it had no effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income,” which eliminates the option to present components of OCI in the statement of stockholders’ equity. The authoritative guidance requires entities to present all non-owner changes in stockholders’ equity as either a single continuous statement of comprehensive income or as two separate but consecutive statements. The authoritative guidance did not change the components of OCI, when OCI items are reclassified to the income statement or disclosure of OCI items gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented or disclosed in the notes to the financial statements. The authoritative guidance requires entities to present all reclassification adjustments from OCI to net income on the face of the statement of OCI. On October 21, 2011, the FASB decided to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income. The authoritative guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. Early adoption of the authoritative guidance is permitted. We adopted the provisions of this accounting standard and adoption has not had a material impact on the consolidated financial statements as this standard relates to presentation only.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

In May 2011, the FASB issued ASU No. 2011-4, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS,” which converges fair value measurement and disclosure guidance in U.S. GAAP with fair value measurement and disclosure guidance issued by the International Accounting Standards Board (“IASB”). The amendments in the authoritative guidance do not modify the requirements for when fair value measurements apply. The amendments generally represent clarifications on how to measure and disclose fair value under ASC 820, “Fair Value Measurement.” The authoritative guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption of the authoritative guidance is not permitted. We adopted the provisions of this accounting standard and adoption has not had a material impact on the consolidated financial statements.

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

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force),” which requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists; the entity must perform Step 2 of the goodwill impairment test. The authoritative guidance does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test. The authoritative guidance is effective for impairment tests performed for fiscal years beginning after December 15, 2010. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements,” which amends guidance in ASC 985-605, “Software,” which focuses on determining which arrangements are included or excluded from the scope of existing software revenue guidance under ASC 985. This guidance removes non-software components of tangible products and certain software components of tangible products from the scope of the existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The authoritative guidance may be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or retrospectively for all arrangements in the period presented. We adopted the new authoritative guidance prospectively as of January 1, 2011. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements in the period of adoption.

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

Restructuring charges have been recorded in accordance with ASC 712-10, “Nonretirement Postemployment Benefits,” or “ASC 712-10” and/or ASC 420-10, “Exit or Disposal Cost Obligations,” or “ASC 420-10,” as appropriate.

We record severance costs provided under an ongoing benefit arrangement once they are both probable and estimable in accordance with the provisions of ASC 712-10.

We account for one-time termination benefits, contract terminations, asset write-offs, and/or costs to terminate lease obligations less assumed sublease income in accordance with ASC 420-10, which addresses financial accounting and reporting for costs associated with restructuring activities. Under ASC 420-10, we establish a liability for cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.

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

During the year ended December 31, 2011, we recorded a $22.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $17.5 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 400 employees were impacted. Of these 400 employees, approximately 305 employees have exited the Company in 2011 and approximately 95 employees will exit the Company in 2012. The cash payments for these employees will be substantially completed by the third quarter of 2012; and

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $4.6 million.

During the year ended December 31, 2010, we recorded a $14.8 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $11.7 million in accordance with the provisions of ASC 712-10. Approximately 325 employees were impacted. Of these 325 employees, approximately 315 employees exited the Company in 2010 and approximately 10 employees exited the Company in 2011. The cash payments for these employees was substantially completed by the second quarter of 2011; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.1 million.

During the year ended December 31, 2009, we recorded a $23.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $12.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 535 employees were impacted. Of these 535 employees, approximately 365 employees exited the Company in 2009 and approximately 170 employees exited the Company in 2010. The cash payments for these employees was substantially completed by the third quarter of 2010; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $10.4 million.

The following table sets forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of January 1, 2009	$21.7	$0.2	$21.9
Charge Taken during the Year Ended December 31, 2009	12.7	10.4	23.1
Payments during the Year Ended December 31, 2009	(20.6)	(9.9)	(30.5)

Balance Remaining as of December 31, 2009	13.8	0.7	14.5

Charge Taken during the Year Ended December 31, 2010	11.7	3.1	14.8
Payments during the Year Ended December 31, 2010	(16.6)	(3.3)	(19.9)

Balance Remaining as of December 31, 2010	8.9	0.5	9.4

Charge Taken during the Year Ended December 31, 2011	17.5	4.6	22.1
Payments/Pension Plan Settlement (1) during the Year Ended December 31, 2011	(18.1)	(2.9)	(21.0)

Balance Remaining as of December 31, 2011	$8.3	$2.2	$10.5

(1)	We incurred settlements totaling $1.3 million in 2011 related to our Canadian Pension Plan.

For initiatives taken during the years ended December 31, 2010 and 2009, all actions were substantially completed as of December 31, 2011.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 4. Acquisitions

MicroMarketing D&B (Beijing) Co. Ltd

On November 1, 2011, we acquired substantially all of the assets of MicroMarketing, a leading provider of direct and digital marketing services in China with offices in Beijing and Shanghai. Specifically, MicroMarketing provides Sales & Marketing solutions in the technology sector and is expanding into higher growth targeted sectors including financial services, pharmaceuticals and automotive. This acquisition represents an important step to continue to grow our business in China. MicroMarketing will expand our business to business database in China and add digital marketing capabilities to enable us to better serve the sales and marketing needs of our customers. The results of MicroMarketing have been included in our consolidated financial statements since the date of acquisition.

The acquisition was valued at $14.4 million, including a contingent consideration of $1.5 million. The acquisition was funded with cash on hand. Transaction costs of $1.2 million were included in operating expenses in the consolidated statement of operations and comprehensive income. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The table below reflects the purchase related to the acquisition and the resulting purchase price allocation:

	Amortization Life (years)	Acquisition
Intangible Assets:
Trademark	8.5	$0.6
Customer Relationships	10	2.7
Database	6.5	1.4
Technology	6.5	0.6
Goodwill	Indefinite	8.9
Other		0.2

Total Assets Acquired		14.4

Total Liabilities Assumed		0.0

Total Purchase Price		$14.4

The goodwill was assigned to our Greater China reporting unit, which is a part of our Asia Pacific segment. The primary item that generated the goodwill is the value of revenue growth from MicroMarketing’s future customers and future technology development. The intangible assets, with useful lives from 6.5 to 10 years, are being amortized over a weighted-average useful life of 8.5 years. The intangibles have been recorded as “Trademarks, Patents and Other” within Other Non-Current Assets in our consolidated balance sheet since the date of acquisition. The impact that the acquisition would have had on our results had the acquisition occurred at the beginning of 2011 was not material, and as such, pro forma financial results have not been presented.

Dun & Bradstreet Australia Holdings Limited

On August 31, 2010, we acquired a 100% equity interest in Dun and Bradstreet Australia Holdings Limited (“D&B Australia”) for a net cash outlay of $204.5 million, subject to a working capital adjustment, primarily with international cash on hand. Related to this acquisition, we entered into a hedge to protect the translation of the Australian Dollar-denominated purchase price into U.S. Dollars and realized a net derivative gain of $3.4 million in “Other Income (Expense)—Net” in our consolidated statement of operations and comprehensive income. D&B Australia was a member of the D&B Worldwide Network® and is the leading credit and information service provider in Australia and New Zealand.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The acquisition of D&B Australia represents a strong fit with our international strategy and allows us to participate directly in a geographic region that has increasing importance for our global customers. D&B Australia is a leader in commercial risk and receivables management and owns and operates an emerging high growth consumer credit service. Through these businesses, D&B Australia is able to efficiently collect high quality data on most businesses within Australia and New Zealand. The results of D&B Australia have been included in our consolidated financial statements since the date of acquisition. The acquisition was valued at $209.5 million, including a working capital adjustment of $1.6 million. Transaction costs of $3.2 million were included in operating expenses in the consolidated statement of operations and comprehensive income. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of acquisition. The table below reflects the purchase price related to the acquisition and the resulting preliminary purchase price allocations:

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

Treatment of Goodwill

The acquisition of MicroMarketing was an asset acquisition and under applicable Chinese tax law the goodwill acquired is not deductible for tax purposes. The acquisition of D&B Australia was a stock acquisition and, as a result, the associated goodwill is not deductible for tax purposes.

In the aggregate, the impact the acquisitions would have had on our results is not material, and, as such, pro forma financial results have not been presented.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 5. Income Taxes

Income before provision for income taxes consisted of:

	For the Years Ended December 31,
	2011	2010	2009
U.S.	$304.1	$316.2	$332.4
Non-U.S.	64.0	71.7	100.1

Income Before Provision for Income Taxes, Minority Interests and Equity in Net Income of Affiliates	$368.1	$387.9	$432.5

The provision for income taxes consisted of:

	For the Years Ended December 31,
	2011	2010	2009
Current Tax Provision:
U.S. Federal	$71.3	$84.8	$75.2
State and Local	11.0	19.6	11.8
Non-U.S.	18.1	11.0	10.1

Total Current Tax Provision	100.4	115.4	97.1

Deferred Tax Provision:
U.S. Federal	11.9	9.1	10.8
State and Local	1.2	2.0	1.5
Non-U.S.	(4.3)	11.4	2.7

Total Deferred Tax Provision	8.8	22.5	15.0

Provision for Income Taxes	$109.2	$137.9	$112.1

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes:

	For the Years Ended December 31,
	2011	2010	2009
Statutory Tax Rate	35.0%	35.0%	35.0%
State and Local Taxes, net of U.S. Federal Tax Benefit	2.2	3.6	2.0
Non-U.S. Taxes	(1.4)	(0.3)	(3.4)
Valuation Allowance	(0.1)	(0.1)	(1.2)
Interest	0.7	0.7	0.6
Tax Credits and Deductions	(0.9)	(1.4)	(0.9)
Tax Contingencies Related to Uncertain Tax Positions	0.0	(1.1)	3.2
Worldwide Legal Entity Simplification	0.0	0.0	(9.2)
Impact of Legacy Tax Matters	(5.5)	(4.0)	0.0
Loss on Investment	(2.1)	0.0	0.0
Reduction of a Deferred Tax Asset Resulting from the Healthcare Act of 2010	0.0	3.3	0.0
Other	1.8	(0.2)	(0.2)

Effective Tax Rate	29.7%	35.5%	25.9%

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Income taxes paid were $113.0 million, $86.2 million and $92.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Income taxes refunded were $20.2 million, $7.9 million and $6.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred tax assets (liabilities) are comprised of the following:

	2011	2010
Deferred Tax Assets:
Operating Losses	$48.4	$48.5
Restructuring Costs	3.1	3.8
Bad Debts	5.8	5.6
Accrued Expenses	40.2	28.1
Investments	8.2	12.5
Other	1.1	0.0
Pension and Postretirement Benefits	238.7	178.9

Total Deferred Tax Assets	345.5	277.4
Valuation Allowance	(38.1)	(38.8)

Net Deferred Tax Assets	307.4	238.6

Deferred Tax Liabilities:
Intangibles	(56.0)	(66.6)
Fixed Assets	(9.9)	(7.3)
Other	0.0	(2.1)

Total Deferred Tax Liabilities	(65.9)	(76.0)

Net Deferred Tax Assets	$241.5	$162.6

We have not provided for U.S. deferred income taxes or foreign withholding taxes on $582.8 million of undistributed earnings of our non-U.S. subsidiaries as of December 31, 2011, since we intend to reinvest these earnings indefinitely. Additionally, we have not determined the tax liability if such earnings were remitted to the U.S., as the determination of such liability is not practicable. See Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for our significant accounting policy related to income taxes.

We have federal, state and local, and foreign tax loss carry forwards, the tax effect of which was $46.9 million as of December 31, 2011. Approximately $33.8 million of these tax benefits have an indefinite carry forward period. The remainder of $13.1 million expires at various times between 2012 and 2031.

We have established a valuation allowance against non-U.S. net operating losses in the amount of $27.4 million, $27.0 million and $28.6 million for the years ended December 31, 2011, 2010 and 2009, respectively that, in the opinion of our management, are more likely than not to expire before we can utilize them.

For the year ended December 31, 2011, we decreased our unrecognized tax benefits by $30.6 million (net of increases). The decrease primarily relates to settlements with taxing authorities. The total amount of gross unrecognized tax benefits as of December 31, 2011, 2010 and 2009 were $120.1 million, $150.7 million and $136.9 million, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following is a reconciliation of the gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits as of January 1, 2009	$108.6
Additions for Prior Years’ Tax Positions	2.8
Additions for Current Years’ Tax Positions	28.7
Reduction in Prior Year Tax Positions	(1.0)
Reduction Due to Expired Statute of Limitations	(2.2)

Gross Unrecognized Tax Benefits as of December 31, 2009	136.9
Additions for Prior Years’ Tax Positions	0.0
Additions for Current Years’ Tax Positions	19.8
Reduction in Prior Years’ Tax Positions	(5.5)
Reduction Due to Expired Statute of Limitations	(0.5)

Gross Unrecognized Tax Benefits as of December 31, 2010	150.7
Additions for Prior Years’ Tax Positions	0.1
Additions for Current Years’ Tax Positions	14.6
Settlements with Taxing Authority	(24.2)
Reduction in Prior Years’ Tax Positions	(5.8)
Reduction Due to Expired Statute of Limitations	(15.3)

Gross Unrecognized Tax Benefits as of December 31, 2011	$120.1

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $112.7 million, net of tax benefits. We do not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next 12 months.

The IRS has completed its examination of our 2004, 2005 and 2006 tax years. As reported in our Annual Report on Form 10-K for the year ended December 31, 2010, the IRS proposed certain adjustments to our Research Tax Credits and Domestic Production Deduction. We agreed with the proposed Research Tax Credit adjustments that were fully reserved under authoritative guidance. We disagreed with the proposed Domestic Production Deduction adjustments and are currently having this matter reviewed by the IRS Office of Appeals. We expect this dispute will be resolved within twelve to eighteen months. Should the IRS Office of Appeals decide in favor of the IRS, we do not expect the Domestic Production Deduction adjustment to have a material impact on our consolidated statement of operations and comprehensive income or consolidated statement of cash flows.

The IRS is examining our 2007, 2008 and 2009 tax years. We expect the examination will be completed in the fourth quarter of 2013.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense, net of tax benefits, recognized for the years ended December 31, 2011, 2010 and 2009 was $3.1 million, $3.2 million and $2.9 million, respectively. The total amount of accrued interest as of December 31, 2011 and December 31, 2010 was $11.5 million, net of tax benefits, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 6. Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	December 31,
	2011	2010
Debt Maturing Within One Year:
Other	$1.1	$1.5

Total Debt Maturing Within One Year	$1.1	$1.5

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.8 million and $1.0 million discount as of December 31, 2011 and 2010, respectively)	$699.2	$699.0
Fair Value Adjustment Related to Hedged Debt	4.4	(1.4)
Credit Facility	259.4	272.0
Other	0.9	2.4

Total Debt Maturing After One Year	$963.9	$972.0

Fixed-Rate Notes

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (“the 2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50%, which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million to “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income in the fourth quarter of 2010. The 2015 notes of $299.2 million, net of $0.8 million remaining discount, are recorded as “Long-Term Debt” in our consolidated balance sheet at December 31, 2011.

The 2015 notes were issued at a discount of $1.1 million, and, in connection with the issuance, we incurred underwriting and other fees of approximately $2.5 million. These costs are being amortized over the life of the 2015 notes. The 2015 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. The 2015 notes do not contain any financial covenants.

In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges is to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions are accounted for as fair value hedges. We recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income. Approximately $5.8 million of derivative gains offset by a $5.8 million loss on the fair value adjustment related to the hedged debt were recorded for the year ended December 31, 2011. Approximately $1.5 million of derivative losses offset by a $1.4 million gain on the fair value adjustment related to the hedged debt were recorded through December 31, 2010.

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below the Standard & Poor’s and Fitch A-credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below 6.00%. As of December 31, 2011, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. The 2013 notes are recorded as “Long-Term Debt” in our consolidated balance sheet at December 31, 2011.

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

Credit Facilities

At December 31, 2010, we had a $650 million, five-year bank revolving credit facility, which was to expire in April 2012. On October 25, 2011, we terminated the facility and simultaneously entered into a new $800 million five-year bank revolving credit facility that matures in October 2016. Borrowings under the $800 million credit facility are available at prevailing short-term interest rates, as were borrowings under the former $650 million credit facility. The facility requires, and the terminated facility required, the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the credit agreement. We were in compliance with these respective credit facilities covenants at December 31, 2011 and at December 31, 2010.

On October 25, 2011, we borrowed $189.0 million under our $800 million credit facility to pay down the amounts outstanding under our then existing $650 million credit facility immediately prior to termination. The $800 million credit facility will provide us the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases.

At December 31, 2011, we had $259.4 million of borrowings outstanding under the $800 million credit facility with a weighted average interest rate of 1.58%. At December 31, 2010, we had $272.0 million of borrowings outstanding under the $650 million credit facility with weighted average interest rate of 0.68%. We borrowed under these facilities from time-to-time during the year ended December 31, 2011 to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases.

In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these swaps as cash flow hedges against variability in cash flows related to our $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges are recorded in OCI. In connection with the termination of the $650 million credit facility, these interest rate derivative transactions were terminated, resulting in an acceleration of payments otherwise due under the instruments of $0.3 million on October 25, 2011, the credit facility termination date and were recorded in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Other

At December 31, 2011 and December 31, 2010, certain of our international operations had non-committed lines of credit of $3.2 million and $3.1 million, respectively. There were $0.2 million and $1.9 million of borrowings outstanding under these lines of credit at December 31, 2011 and 2010, respectively. These arrangements have no material commitment fees and no compensating balance requirements.

At December 31, 2011 and December 31, 2010, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties and guarantees with our banks totaling $12.2 million and $12.3 million, respectively.

Interest paid for all outstanding debt totaled $33.4 million, $48.0 million and $43.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Note 7. Financial Instruments

We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use foreign exchange forward contracts to hedge short-term foreign currency denominated loans, investments and certain third-party and intercompany transactions. We may also use foreign exchange forward contracts to hedge our net investments in our foreign subsidiaries and foreign exchange option contracts to reduce the volatility that fluctuating foreign exchange rates may have on our international earnings streams. In addition, we may use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding debt or in anticipation of a future debt issuance, as discussed under “Interest Rate Risk Management” below.

We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge in accordance with hedge accounting guidelines, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2011 and 2010, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at December 31, 2011 and 2010, because we sell to a large number of customers in different geographical locations.

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, we assess quarterly whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. Changes in fair values of

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of “Other Income (Expense)—Net” in our consolidated statement of operations and comprehensive income. The effectiveness of the hedge is monitored on an ongoing basis for hedge accounting purposes, and if the hedge is considered ineffective, we discontinue hedge accounting prospectively.

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015. In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges is to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions are accounted for as fair value hedges. We recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense)—Net” in our consolidated statement of operations and comprehensive income. Approximately $5.8 million of derivative gains offset by a $5.8 million loss on the fair value adjustment related to the hedged debt were recorded through December 31, 2011. Approximately $1.5 million of derivative losses offset by a $1.4 million gain on the fair value adjustment related to the hedged debt were recorded through December 31, 2010.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the periodic hedge remeasurement gains or losses on the derivative are reported as a component of other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these interest rate swaps as cash flow hedges against variability in cash flows related to our then existing $650 million credit facility. These transactions are accounted for as cash flow hedges and, as such, changes in the fair value of the hedges are recorded in OCI. In connection with the termination of the $650 million credit facility, these interest rate derivative transactions were terminated, resulting in an acceleration of payments otherwise due under the instruments of $0.3 million on October 25, 2011, the credit facility termination date and were recorded in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income.

A 100 basis point increase/decrease in the weighted average interest rate on our outstanding debt subject to rate variability at December 31, 2011 would result in incremental increase/decrease in annual interest expense of approximately $3.8 million.

Foreign Exchange Risk Management

Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We use short-term, foreign exchange forward and option contracts to execute our hedging strategies. Typically, these contracts have maturities of twelve months or less. These contracts are denominated primarily in the British pound sterling, the Euro and Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions are recorded in “Other Income (Expense)—Net” in our consolidated statement of operations and comprehensive income and are essentially offset by the gains and losses on the underlying foreign currency transactions.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term foreign exchange forward contracts. In addition, we may use foreign exchange option contracts to hedge certain foreign earnings streams and foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding foreign exchange forward and option contracts are marked-to-market at the end of each quarter and the fair value impacts are reflected within our consolidated financial statements.

At December 31, 2011, we did not have any foreign exchange option contracts outstanding. At December 31, 2010, there were $10.7 million in foreign exchange option contracts outstanding having a fair value of $0.1 million. At December 31, 2011 and 2010, the notional amounts of our foreign exchange forward contracts were $352.6 million and $361.1 million, respectively. Realized gains and losses associated with these contracts were $17.3 million and $18.6 million, respectively, at December 31, 2011; $29.3 million and $26.2 million, respectively, at December 31, 2010; and $24.9 million and $13.6 million, respectively, at December 31, 2009. Unrealized gains and losses associated with these contracts were $0.7 million and $0.7 million, respectively, at December 31, 2011; $0.4 million and $0.9 million, respectively, at December 31, 2010; and $0.6 million and $0.2 million, respectively, at December 31, 2009.

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$4.3	Other Current Assets	$0.0	Other Accrued & Current Liabilities	$0.0	Other Accrued & Current Liabilities	$2.9

Total derivatives designated as hedging instruments		$4.3		$0.0		$0.0		$2.9

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.7	Other Current Assets	$0.4	Other Accrued & Current Liabilities	$0.7	Other Accrued & Current Liabilities	$0.9
Foreign exchange option contracts	Other Current Assets	$0.0	Other Current Assets	$0.1	Other Accrued & Current Liabilities	$0.0	Other Accrued & Current Liabilities	$0.0

Total derivatives not designated as hedging instruments		$0.7		$0.5		$0.7		$0.9

Total Derivatives		$5.0		$0.5		$0.7		$3.8

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2011	2010		2011	2010		2011	2010
Interest rate contracts	$1.1	$(0.6)	Non-Operating Income (Expenses)—Net	$(1.3)	$(1.5)	Non-Operating Income (Expenses)—Net	$0.0	$0.0

Gain or (Loss) Recognized in Income on Derivative
Location	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Hedged Item	Location	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Non-Operating Income (Expenses)—Net	$5.8	$(1.5)	Fixed-rate debt	Non-Operating Income (Expenses)—Net	$(5.8)	$1.4

Our forward exchange contracts and foreign exchange options are not designated as hedging instruments under authoritative guidance.

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income On Derivative
		For the Year Ended December 31,
		2011	2010
Forward exchange contracts	Non-Operating Income (Expenses)—Net	$(1.2)	$1.7

Fair Value of Financial Instruments

Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term borrowings. We use short-term foreign exchange forward contracts to hedge short-term foreign currency-denominated loans, net investments in foreign subsidiaries and certain third-party and intercompany transactions and, from time-to-time, we have used foreign exchange option contracts to reduce the volatility that fluctuating foreign exchange rates may have on our international earnings streams. Fair value for derivative financial instruments is determined utilizing a market approach.

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

In addition to utilizing external valuations, we conduct our own internal assessment of the reasonableness of the external valuations by utilizing a variety of valuation techniques including Black-Scholes option pricing and discounted cash flow models that are consistently applied. Inputs to these models include observable market data, such as yield curves, and foreign exchange rates where applicable. Our assessments are designed to identify prices that appear stale, those that have changed significantly from prior valuations and other anomalies that may indicate that a price may not be accurate. We also follow established routines for reviewing and reconfirming valuations with the pricing provider, if deemed appropriate. In addition, the pricing provider has an established challenge process in place for all valuations, which facilitates identification and resolution of potentially erroneous prices. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our own creditworthiness and constraints on liquidity. For non-active markets that do not have observable pricing or sufficient trading volumes, or for positions that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate will be used.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

Level Input	Input Definition
Level I	Observable inputs utilizing quoted prices (unadjusted) for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are either directly or indirectly observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs for the asset or liability in which little or no market data exists therefore requiring management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table summarizes fair value measurements by level at December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2011
Assets:
Cash Equivalents(1)	$21.6	$0.0	$0.0	$21.6
Other Current Assets:
Foreign Exchange Forwards(2)	$0.0	$0.7	$0.0	$0.7
Foreign Exchange Option Contracts(2)	$0.0	$0.0	$0.0	$0.0
Swap Arrangement(3)	$0.0	$4.3	$0.0	$4.3

Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$0.0	$0.7	$0.0	$0.7
Swap Arrangement(3)	$0.0	$0.0	$0.0	$0.0

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less at the time of maturity.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)	Primarily represents our interest rate swap agreements including $0.7 million related to cash flow hedges and $4.3 million related to fair value hedges. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

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

At December 31, 2011 and 2010, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions, are as follows:

	December 31,
	2011		2010
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term Debt	$699.2	$723.3	$699.0	$730.3
Credit Facilities	$259.4	$259.8	$272.0	$267.8

Items Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

During the fourth quarter of 2011, we recorded an impairment charge of $3.3 million related to the intangible assets acquired from the AllBusiness.com, Inc. (“AllBusiness.com”) acquisition as a result of a decline in performance. We determined that the new cost basis of these intangible assets is zero based on Level III inputs. The impairment charge is included in “Selling and Administrative Expenses” in our North American segment.

During the third quarter of 2011, we recorded an impairment of approximately $8 million related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on our strategic technology investment program (MaxCV). We determined the basis to be zero. The impairment charge is included in Other Income (Expense)—Net in our Europe and other International Markets segment.

During the third quarter of 2010, we recorded a $13.6 million impairment charge related to software and intangible assets that related to the 2007 Purisma acquisition, resulting from our decision to restructure this business. After analyzing various options, we decided to focus mostly on providing maintenance and customer support to our existing customer base. We determined that the new cost basis of these assets is zero based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in “Operating Expenses” in our North America segment.

During the second quarter of 2010, we recorded an impairment charge of $6.8 million of intangible assets related to database, technology, tradename and customer relationships that related to the 2009 Quality Education Data acquisition, resulting from an examination of such assets initiated in connection with a settlement with the Federal Trade Commission. We determined that the new cost basis of these intangible assets based on internally

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in “Selling and Administrative Expenses” in our North America segment.

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

Note 9. Earnings Per Share

In accordance with the authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding was 66,495 shares, 196,175 shares and 361,900 shares for the twelve months ended December 31, 2011, 2010 and 2009, respectively.

	For the Years Ended December 31,
	2011	2010	2009
Net Income Attributable to D&B	$260.3	$252.1	$319.4
Less: Allocation to Participating Securities	(0.3)	(1.0)	(2.2)

Net Income Attributable to D&B Common Shareholders—Basic and Diluted	$260.0	$251.1	$317.2

Weighted Average Number of Shares Outstanding—Basic	48.9	49.9	52.3
Dilutive Effect of Our Stock Incentive Plans	0.4	0.5	0.6

Weighted Average Number of Shares Outstanding—Diluted	49.3	50.4	52.9

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$5.31	$5.03	$6.06

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$5.28	$4.98	$5.99

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Stock-based awards to acquire 1,434,780 shares, 1,394,325 shares and 1,115,850 shares of common stock were outstanding at December 31, 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire 10 years from the grant date.

The following table sets forth our share repurchases:

	For the Years Ended December 31,
	2011			2010			2009
Program	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
	(Dollar amounts in millions)
Share Repurchase Programs	1,815,888	(a)(b)	$126.1	1,108,148	(b)	$81.0	1,940,662	(b)(c)	$150.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	797,813	(d)	59.3	683,959	(d)(e)	53.8	971,538	(e)	75.6

Total Repurchases	2,613,701		$185.4	1,792,107		$134.8	2,912,200		$225.6

(a)	In October 2011, our Board of Directors approved a $500 million share repurchase program which commenced in November 2011. During the year ended December 31, 2011, we repurchased 435,770 shares of common stock for $29.8 million under this program. Although there is not currently a specific time frame within which we plan to complete this share repurchase program, we intend to continue our policy of returning excess free cash to shareholders in the form of share buybacks and/or dividends.

(b)	In February 2009, our Board of Directors approved a $200 million share repurchase program which commenced in December 2009. During the year ended December 31, 2011, we repurchased 1,380,118 shares of common stock for $96.3 million under this program. During the year ended December 31, 2010, we repurchased 1,108,148 shares of common stock for $81.0 million under this program. During the year ended December 31, 2009, we repurchased 278,417 shares of common stock for $22.7 million under this share repurchase program. This program was completed in November 2011.

(c)	In December 2007, our Board of Directors approved a $400 million, two-year share repurchase program which commenced in February 2008. During the year ended December 31, 2009, we repurchased 1,662,245 shares of common stock for $127.3 million under this share repurchase program. This program was completed in December 2009.

(d)	In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. During the year ended December 31, 2011, we repurchased 797,813 shares of common stock for $59.3 million under this repurchase program. During the year ended December 31, 2010, we repurchased 26,621 shares of common stock for $2.0 million under this repurchase program. This program commenced in October 2010 and expires in October 2014.

(e)	In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. During the year ended December 31, 2010, we repurchased 657,338 shares of common stock for $51.8 million under this repurchase program. During the year ended December 31, 2009, we repurchased 971,538 shares of common stock for $75.6 million under this repurchase program. This program expired in August 2010 with 4,842,543 of the authorized 5,000,000 shares being repurchased over the life of the program.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 10. Pension and Postretirement Benefits

Through June 30, 2007, we offered to substantially all of our U.S. based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (“U.S. Qualified Plan”). The U.S. Qualified Plan covered active and retired employees. The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranged from 3% to 12.5% based on age and service. Amounts allocated under the U.S. Qualified Plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. During 2010, in conjunction with a determination letter review, we updated certain portions of the U.S. Qualified Plan cash balance pay credit scale, along with the minimum interest crediting rate, retroactive to January 1, 1997. This update ensured that the U.S. Qualified Plan complies with the accrual rules in the Internal Revenue Code. We received a favorable determination letter for the U.S. Qualified Plan in October 2010 in conjunction with these changes.

We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 73% and 15% of our pension obligation, respectively, at December 31, 2011. Effective June 30, 2007, we amended the U.S. Qualified Plan and one of the U.S. Non-Qualified Plans, known as the U.S. Pension Benefit Equalization Plan (the “PBEP”). Any pension benefit that had been accrued through such date under the two plans was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan and the PBEP. All non-vested participants under the U.S. Non-Qualified Plan and PBEP who were actively employed as of June 30, 2007, were immediately vested on July 1, 2007. Our employees in certain of our international operations are also provided with retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

We also provide various health care benefits for retirees. U.S. based employees hired before January 1, 2004, who retire with 10 years of vesting service after age 45, are eligible to receive benefits. Postretirement benefit costs and obligations are determined actuarially. During the first quarter of 2010, we eliminated company-paid life insurance benefits for retirees and modified our sharing of the Retiree Drug Subsidy with retirees that we are projected to receive. Effective July 1, 2010, we elected to convert the current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (“EGWP”). Under this change, beginning in 2013, we will use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions.

Certain of our non-U.S. based employees receive postretirement benefits through government-sponsored or administered programs.

We use an annual measurement date of December 31 for our U.S. and Canada plans and November 30 for other non-U.S. plans.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Benefit Obligation and Plan Assets

The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also presents the line items in our consolidated balance sheets where the related assets and liabilities are recorded:

	Pension Plans		Postretirement Benefits
	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit Obligation at January 1	$(1,709.3)	$(1,665.0)	$(29.2)	$(55.3)
Service Cost	(5.8)	(6.3)	(0.4)	(0.5)
Interest Cost	(85.0)	(91.3)	(0.9)	(2.0)
Benefits Paid	111.4	108.5	17.8	21.3
Direct Subsidies Received	0.0	0.0	(2.5)	(2.7)
Plan Amendment	0.0	(4.5)	0.0	21.0
Impact of Curtailment Gain	2.1	0.1	0.0	0.0
Impact of Divestiture	0.0	0.0	0.0	0.1
Plan Participant Contributions	(0.4)	(0.4)	(10.3)	(11.6)
Actuarial (Loss) Gain	2.6	10.2	0.8	1.4
Assumption Change	(157.9)	(71.1)	(0.4)	(0.9)
Effect of Changes in Foreign Currency Exchange Rates	4.8	10.5	0.0	0.0

Benefit Obligation at December 31	$(1,837.5)	$(1,709.3)	$(25.1)	$(29.2)

Change in Plan Assets:
Fair Value of Plan Assets at January 1	$1,278.1	$1,214.2	$0.0	$0.0
Actual Return on Plan Assets	39.3	138.5	0.0	0.0
Employer Contributions	45.9	40.6	5.0	7.0
Direct Subsidies Received	0.0	0.0	2.5	2.7
Plan Participant Contributions	0.4	0.4	10.3	11.6
Benefits Paid	(111.4)	(108.5)	(17.8)	(21.3)
Effect of Changes in Foreign Currency Exchange Rates	(4.2)	(7.1)	0.0	0.0

Fair Value of Plan Assets at December 31	$1,248.1	$1,278.1	$0.0	$(0.0)

Funded Status of Plan	$(589.4)	$(431.2)	$(25.1)	$(29.2)

	Pension Plans		Postretirement Benefits
	At December 31,
	2011	2010	2011	2010
Amounts Recorded in the Consolidated Balance Sheets:
Prepaid Pension Costs	$1.6	$0.0	$0.0	$0.0
Pension and Postretirement Benefits	(574.4)	(403.5)	(19.4)	(23.0)
Accrued Payroll	(16.6)	(27.7)	(5.7)	(6.2)

Net Amount Recognized	$(589.4)	$(431.2)	$(25.1)	$(29.2)

Accumulated Benefit Obligation	$1,817.9	$1,692.0	N/A	N/A

Amount Recognized in Accumulated Other Comprehensive Income Consists of:
Actuarial Loss (Gain)	$1,093.8	$902.7	$(22.7)	$(24.6)
Prior Service Cost (Credit)	6.3	6.6	(20.7)	(30.6)

Total Amount Recognized—Pretax	$1,100.1	$909.3	$(43.4)	$(55.2)

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Grantor Trusts are used to fund the U.S. Non-Qualified Plans. At December 31, 2011 and 2010, the balances in these trusts were $26.9 million and $35.6 million, respectively, and are included as components of “Other Non-Current Assets” in the consolidated balance sheets.

As of December 31, 2011 and 2010, our pension plans had an aggregate of $1,093.8 million and $902.7 million, respectively, of actuarial losses that have not yet been included in net periodic benefit cost. These losses represent the cumulative effect of demographic and investment experience, as well as assumption changes that have been made in measuring the plans’ liabilities. The deferred asset gain or loss is not yet reflected in the market-related value of plan assets and is excluded in determining the loss amortization. At December 31, 2011 and 2010, our pension plans had $112.8 million and $138.7 million of deferred asset losses, respectively, which were excluded from determining the loss amortization. The remaining loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from 10 to 25 years for the U.S. plans and 6 to 33 years for the non-U.S. plans. For certain of our non-U.S. plans, almost all of the plan participants are inactive. In addition, during 2009, we changed the amortization period for our U.S. Qualified Plan from average future service years of active participants to average life expectancy of all plan participants according to our accounting policy. The change was a result of almost all plan participants being deemed inactive. The postretirement benefit plan had $22.7 million and $24.6 million of actuarial gains as of December 31, 2011 and 2010, respectively. The actuarial gains will be amortized into expense in the same manner as described above. The amortization period is approximately 10 years.

Underfunded or Unfunded Accumulated Benefit Obligations

At December 31, 2011 and 2010, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation are as follows:

	2011	2010
Accumulated Benefit Obligation	$1,796.4	$1,667.1
Fair Value of Plan Assets	1,224.0	1,258.8

Unfunded Accumulated Benefit Obligation	$572.4	$408.3

Projected Benefit Obligation	$1,815.0	$1,683.2

The underfunded or unfunded accumulated benefit obligations at December 31, 2011 consisted of $545.6 million and $26.8 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively. The underfunded or unfunded accumulated benefit obligations at December 31, 2010 consisted of $376.8 million and $31.5 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Net Periodic Pension Costs

The following table sets forth the components of net periodic cost associated with our pension plans and our postretirement benefit obligations:

	Pension Plans			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Components of Net Periodic Cost:
Service Cost	$5.8	$6.3	$7.0	$0.4	$0.5	$0.6
Interest Cost	85.0	91.3	90.7	0.9	2.0	4.3
Expected Return on Plan Assets	(110.4)	(113.4)	(115.2)	0.0	0.0	0.0
Amortization of Prior Service Cost (Credit)	0.3	0.1	1.0	(10.0)	(7.4)	(3.7)
Recognized Actuarial (Gain) Loss	26.4	21.5	22.5	(2.3)	(2.1)	(2.5)

Net Periodic (Income) Cost	$7.1	$5.8	$6.0	$(11.0)	$(7.0)	$(1.3)

The following table sets forth other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:

	Pension Plans		Postretirement Benefits
	At December 31,
	2011	2010	2011	2010

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Amortization of Actuarial (Loss) Gain, Before Taxes Expense (Income) of $9.6 in 2011 and $17.7 in 2010	$(26.4)	$(21.5)	$2.3	$2.1
Amortization of Prior Service (Cost) Credit, Before Taxes Expense (Income) of $(3.8) in 2011 and $6.6 in 2010	$(0.3)	$(0.1)	$9.9	$7.3
Actuarial (Loss) Gain Arising During the Year, Before Tax Expense (Income) of $(86.2) in 2011 and $(32.9) in 2010	$(217.5)	$(36.5)	$0.4	$0.5
Prior Service (Cost) Credit Arising During the Year, Before Taxes Expense (Income) of $0.0 in 2011 and $14.2 in 2010	$0.0	$(4.4)	$0.0	$20.1

The following table sets forth estimated 2012 amortization from Accumulated Other Comprehensive Income:

	Pension Plans	Postretirement Benefits
Estimated 2012 amortization from Accumulated Other Comprehensive Income
Actuarial Loss (Gain)	$35.5	$(2.1)
Prior Service Cost	0.3	(9.9)

Total	$35.8	$(12.0)

In addition, we incurred a settlement charge of $6.4 million for the year ended December 31, 2011, of which $1.3 million related to our Canadian plan associated with our Financial Flexibility initiatives and $5.1 million related to a settlement payment for certain legacy D&B executives.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

We apply our long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension expense. The market-related value of assets recognizes short-term fluctuations in the fair value of assets over a period of five years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are amortized. At December 31, 2011 and 2010, the market-related value of assets of our pension plans was $1,360.9 million and $1,416.8 million, respectively, compared with the fair value of the plan assets of $1,248.1 million and $1,278.1 million, respectively.

The following table sets forth the assumptions we used to determine our pension plan and postretirement benefit plan obligations for December 31, 2011 and 2010:

	Pension Plans		Postretirement Benefits
	2011	2010	2011	2010
Weighted Average Discount Rate	4.17%	5.18%	3.17%	3.47%
Weighted Average Rate of Compensation Increase	6.18%	6.21%	N/A	N/A
Cash Balance Account Interest Crediting Rate (1)	4.45%	4.45%	N/A	N/A
Cash Balance Account Conversion Rate (1)	2.07%/4.45%/5.24%	1.98%/5.23%/6.52%	N/A	N/A

(1)	Only applicable to the U.S. Plans.

The following table sets forth the assumptions we used to determine net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009:

	Pension Plans			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted Average Discount Rate	5.11%	5.70%	6.14%	3.47%	4.86%	6.23%
Weighted Average Expected Long-Term Return on Plan Assets	8.05%	8.12%	8.14%	N/A	N/A	N/A
Weighted Average Rate of Compensation Increase	6.27%	6.26%	6.09%	N/A	N/A	N/A
Cash Balance Account Interest Crediting Rate (1)	4.45%	4.50%	3.00%	N/A	N/A	N/A
Cash Balance Account Conversion Rate (1)	1.98%/5.23%/6.52%	2.35%/5.65%/6.45%	6.72%/7.11%/6.36%	N/A	N/A	N/A

(1)	Only applicable to the U.S. Plans.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The expected long-term rate of return assumption was 8.25% for each of the years ended December 31, 2011, 2010 and 2009 for the U.S. Qualified Plan, our principal pension plan. For the year ended December 31, 2012, we will apply a 7.75% expected long-term rate of return assumption to the U.S. Qualified Plan. This assumption is based on the plan’s 2012 target asset allocation of 55% equity securities, 43% debt securities and 2% real estate. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

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

Common Stocks and Preferred Stocks

Common stocks and preferred stocks are classified as Level I assets as they are traded in active markets, such as the NYSE, NASDAQ and European exchanges, etc., with quoted market prices, i.e., observable inputs.

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

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Corporate and Other Bonds

These assets are classified as Level II assets. These investments trade in markets that are not considered to be active and whose values are based on quoted market prices or dealer quotations. Corporate Bonds are typically traded over-the-counter, not via exchanges, i.e., prices are negotiated individually. Hence, identical assets can be quoted with different prices depending on the parties involved. Observable inputs would be the prices obtained from third party pricing sources retained by the custodian. Such prices are determined by Treasury yields and corporate spreads.

U.S. and Foreign Government Bonds and U.S. Agency Mortgage Backed Securities

U.S. Treasury Securities are a Level I asset due to availability of quoted prices in the active market on a daily basis. U.S. Treasury prices can be obtained via direct market quotes provided by market makers and U.S. Treasuries have much more pricing transparency, i.e., very little bid-ask spread versus the other instruments having a larger bid-ask spread.

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

Short-Term Investment Funds (STIF)

These investments are collective trusts whose assets typically include cash, bank notes, corporate notes, government bills and various short-term debt instruments. They are valued at the NAV. The short-term funds are classified as Level II assets as they may be redeemed at NAV daily.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2011:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
U.S. Large Cap	$230.7	$0.0	$0.0	$230.7
U.S. Small Cap	87.7	0.0	0.0	87.7
International	94.5	0.0	0.0	94.5

Total Common and Preferred Stocks	412.9	0.0	0.0	412.9
Commingled Funds:
Commingled Equity Funds	0.0	234.8	0.0	234.8
Commingled Fixed Income Funds	0.0	375.9	0.0	375.9

Total Commingled Funds	0.0	610.7	0.0	610.7
Bonds:
Corporate Bonds	0.0	62.5	0.0	62.5
Other Bonds	0.0	8.2	0.0	8.2

Total Bonds	0.0	70.7	0.0	70.7
Government Bonds and Mortgage Backed Securities:
U.S. Government Bonds and Notes	38.6	0.0	0.0	38.6
Foreign Government Bonds	0.0	1.1	0.0	1.1
U.S. Agency Mortgage Backed Securities	0.0	50.1	0.0	50.1

Total Government Bonds and Mortgage Backed Securities	38.6	51.2	0.0	89.8
State and Local Obligations	0.0	7.0	0.0	7.0
Real Estate Investment Trusts	4.4	0.0	0.0	4.4
Real Estate Funds	0.0	0.0	32.3	32.3
Short Term Investment Funds	0.0	20.3	0.0	20.3

Total Investments at Fair Value	$455.9	$759.9	$32.3	$1,248.1

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2010:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
U.S. Large Cap	$231.4	$0.0	$0.0	$231.4
U.S. Small Cap	90.3	0.0	0.0	90.3
International	111.0	0.0	0.0	111.0

Total Common and Preferred Stocks	432.7	0.0	0.0	432.7
Commingled Funds:
Commingled Equity Funds	0.0	387.1	0.0	387.1
Commingled Fixed Income Funds	0.0	271.5	0.0	271.5

Total Commingled Funds	0.0	658.6	0.0	658.6
Bonds:
Corporate Bonds	0.0	61.4	0.0	61.4
Other Bonds	0.0	7.4	0.0	7.4

Total Bonds	0.0	68.8	0.0	68.8
Government Bonds and Mortgage Backed Securities:
U.S. Government Bonds and Notes	21.8	0.0	0.0	21.8
Foreign Government Bonds	0.0	0.6	0.0	0.6
U.S. Agency Mortgage Backed Securities	0.0	41.5	0.0	41.5

Total Government Bonds and Mortgage Backed Securities	21.8	42.1	0.0	63.9
State and Local Obligations	0.0	3.9	0.0	3.9
Real Estate Investment Trusts	5.4	0.0	0.0	5.4
Real Estate Funds	0.0	0.0	28.9	28.9
Short Term Investment Funds	0.0	15.9	0.0	15.9

Total Investments at Fair Value	$459.9	$789.3	$28.9	$1,278.1

Level III Gains and Losses

The table below sets forth the summary of changes in the fair value of all of our plans’ Level III assets for the years ended December 31, 2011 and 2010:

	2011	2010
Beginning Balance at January 1	$28.9	$51.2

Actual return (loss) on plan assets:
Related to assets still held at the reporting date	3.4	4.4
Related to assets sold during the period	0.0	0.3
Purchases, sales and settlements	0.0	(27.0)
Transfers in and/or out of Level III	0.0	0.0

Balance at December 31, 2011	$32.3	$28.9

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

We have formally identified the primary objective for each asset class within our Plan. U.S. equities are held for their long-term capital appreciation and dividend income, which is expected to exceed the rate of inflation. International equities are held for their long-term capital appreciation, as well as diversification relative to U.S. equities and other asset classes. Fixed income instruments are held as a source of current income and to reduce overall Plan volatility. Additionally they are designed to provide a partial hedge relative to the interest rate sensitivity of the Plan’s liabilities. Real estate investments are held as a hedge against unexpected inflation and are expected to provide a relatively high level of income. Real estate investments are also expected to provide diversification to the overall Fund. Cash is held only to meet liquidity requirements.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Allocations

We employ a total return investment approach in which a mix of equity, debt and real estate investments is used to achieve a competitive long-term rate on plan assets at a prudent level of risk. Our weighted average plan target asset allocation is 53% equity securities (range of 50% to 70%), 44% debt securities (range of 27% to 47%) and 3% real estate (range of 0% to 3%). The Plan’s actual allocation is controlled by periodic rebalancing back to target.

The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans:

	Asset Allocations		Target Asset Allocations
	For the Years Ended December 31,
	2011	2010	2011	2010
Equity Securities	53%	65%	55%	64%
Debt Securities	44	33	43	31
Real Estate	3	2	2	5

Total	100%	100%	100%	100%

Contributions and Benefit Payments

We expect to contribute approximately $26 million to our U.S. Non-Qualified plans and non-U.S. pension plans and approximately $6 million to our postretirement benefit plan for the year ended December 31, 2012. We do not expect to make any contributions to the U.S. Qualified Plan in fiscal 2012 for the 2012 plan year. Final funding requirements for fiscal 2012 will be determined based on our January 2012 funding actuarial valuation.

The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2021. Actual benefit payments may differ from expected benefit payments. These amounts are net of expected plan participant contributions:

		Postretirement Benefits
	Pension Plans	Gross Expected Benefit Payment	Gross Expected Subsidy	Net Expected Benefit Payment
2012	$108.0	$8.2	$2.5	$5.7
2013	$107.8	$3.5	$0.0	$3.5
2014	$109.6	$2.9	$0.0	$2.9
2015	$110.0	$2.3	$0.0	$2.3
2016	$109.9	$1.8	$0.0	$1.8
2017-2021	$574.1	$4.9	$0.0	$4.9

Health Care Benefits

The following table presents healthcare trend assumptions used to determine the year end benefit obligation:

	2011	2010
Medical (1)	7.0%	7.5%
Prescription Drug (1)	9.0%	9.5%

(1)	The rates are assumed to decrease to 5.0% in 2020 and remain at that level thereafter.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point
	Increase	Decrease
Benefit Obligation at End of Year	$(0.5)	$0.7
Service Cost Plus Interest Cost	$0.0	$0.0

401(k) Plan

We have a 401(k) Plan covering substantially all U.S. employees that provides for employee salary deferral contribution and employer contributions. Employees may contribute up to 50% of their pay on a pre-tax basis subject to IRS limitations. In addition, employees age 50 or older are allowed to contribute additional pre-tax “catch-up” contributions. In February 2009 an amendment was made to the 401(k) Plan to decrease the match formula from 100% to 50% of a team member’s contributions and to decrease the maximum match from 7% to 3% of such team member’s eligible compensation, subject to certain 401(k) Plan limitations. In April 2010, we amended our employer matching provision in the 401(k) Plan to increase the employer maximum match from 50% of three percent (3%) to 50% of seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations.

We had expense associated with our 401(k) Plan of $15.7 million, $9.7 million and $6.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in expense in 2011 was due to a higher discretionary company contribution of $7.8 million resulting from company performance, compared to $4.5 million in 2010. In addition, we amended our employer matching provision in the 401(k) Plan, effective in April 2010, to increase the employer maximum match from 50% of three percent (3%) to 50% of seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations. The increase in expense in 2010 from 2009 was due to an incremental discretionary company contribution of $4.5 million resulting from company performance as well as increased employer maximum match percentage resulting from a plan amendment as described above effective in April 2010.

Note 11. Employee Stock Plans

The total stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was $12.4 million, $18.3 million and $22.3 million, respectively. The expected tax benefit associated with our stock-based compensation programs was $4.3 million, $6.7 million and $8.3 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Incentive Plans

The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (“2009 SIP”) and 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan (“2000 DSIP”) allow for the granting of stock-based awards, such as, but not limited to, stock options, restricted stock units and restricted stock, to certain employees and non-employee directors.

On May 5, 2009, our shareholders approved the 2009 SIP which authorized the issuance of up to 5,400,000 shares of our common stock plus any shares that were remaining and available for issuance under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (“2000 SIP”) that were not subject to outstanding awards as of May 5, 2009 or that become available for issuance upon forfeiture, cancellation or expiration of awards granted under the 2000 SIP without having been exercised or settled in shares. As of December 31, 2011, 1,067,184

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

shares were remaining and available from the 2000 SIP. At December 31, 2011, 2010 and 2009, 5,153,694 shares, 5,346,912 shares, and 5,837,874 shares, of our common stock, respectively, were available for future grants under the 2009 SIP.

On May 2, 2007, our shareholders approved an amendment increasing the authorization under the 2000 DSIP from 300,000 shares of common stock to 700,000 shares of common stock. At December 31, 2011, 2010 and 2009, 230,993 shares, 264,151 shares, and 304,382 shares of our common stock, respectively, were available for future grants under the 2000 DSIP.

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

The total compensation expense associated with our stock option program was $4.1 million, $6.5 million and $9.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The expected total tax benefit associated with our stock option programs was $1.5 million, $2.5 million and $3.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	2011	2010	2009
Expected stock price volatility	21%	21%	21%
Expected dividend yield	1.8%	2.0%	1.7%
Expected term (in years)	6.00	6.00	6.00
Weighted average risk-free interest rate	2.55%	2.80%	2.81%
Weighted average fair value of options granted	$15.86	$14.00	$16.53

Expected stock price volatility assumption is derived from the historical volatility of our common stock. The expected dividend yield assumption is determined by dividing the anticipated annual dividend payment by the stock price on the date of grant. We determine our expected term assumption using a midpoint scenario which combines our historical exercise data with hypothetical exercise data for our unexercised stock options. The risk-free interest rate assumption corresponds to the expected term assumption of the stock option and is based on the U.S. Treasury yield curve in effect at the time of grant.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Changes in stock options for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,841,634	$56.57
Granted	570,500	$79.77
Exercised	(631,342)	$35.11
Forfeited or expired	(199,190)	$85.42

Outstanding at December 31, 2009	2,581,602	$64.72

Granted	488,600	$70.70
Exercised	(276,052)	$31.77
Forfeited or expired	(267,950)	$80.38

Outstanding at December 31, 2010	2,526,200	$67.81

Granted	373,048	$79.64
Exercised	(575,456)	$48.69
Forfeited or expired	(297,785)	$80.52

Outstanding at December 31, 2011	2,026,007	$73.56	6.0	$12.3

Exercisable and unvested expected to vest at
December 31, 2011	1,984,107	$73.49	6.0	$12.2
Exercisable at December 31, 2011	1,238,434	$71.20	4.7	$11.0

Stock options outstanding at December 31, 2011 were originally granted during the years 2002 through 2011 and are exercisable over periods ending no later than 2021. At December 31, 2010 and 2009, stock options for 1,620,245 shares and 1,629,296 shares of our common stock, respectively, were exercisable.

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 were $15.7 million, $11.9 million and $27.1 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$34.17—$49.16	156,635	1.2	$35.16	156,635	$35.16
$53.30—$69.96	280,356	3.9	$59.87	241,733	$58.83
$70.54—$70.74	308,425	8.0	$70.54	81,175	$70.56
$71.28—$77.47	184,995	4.4	$71.84	177,745	$71.68
$79.15—$79.58	309,150	7.1	$79.58	151,950	$79.58
$80.45—$82.64	305,450	9.1	$80.51	4,250	$82.64
$88.04—$88.33	229,441	5.1	$88.11	229,441	$88.11
$88.37—$97.67	251,555	6.1	$88.55	195,505	$88.58

Total	2,026,007			1,238,434

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Total unrecognized compensation cost related to nonvested stock options at December 31, 2011 was $4.9 million. This cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 were $5.9 million, $7.0 million and $8.4 million, respectively.

Cash received from the exercise of D&B stock options for the year ended December 31, 2011 was $25.3 million. The expected tax benefit associated with the tax deduction from the exercise of stock options totaled $9.4 million for the year ended December 31, 2011.

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

For restricted stock unit and restricted stock awards, the fair value is estimated by using the average of the high and low prices of our common stock on the date of grant.

Total compensation expense associated with restricted stock units, restricted stock and restricted stock opportunity was $7.5 million, $11.0 million and $11.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The expected total tax benefit associated with restricted stock units, restricted stock and restricted stock opportunity was $2.8 million, $4.2 million and $4.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Changes in our nonvested restricted stock units and restricted stock for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

Restricted Stock/Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested shares at December 31, 2008	443,089	$84.74	1.4	$34.2
Granted	231,821	$74.18
Vested	(184,508)	$80.84
Forfeited	(69,789)	$82.40

Nonvested shares at December 31, 2009	420,613	$80.71	1.5	$35.5

Granted	215,627	$70.25
Vested	(193,291)	$83.05
Forfeited	(76,613)	$79.23

Nonvested shares at December 31, 2010	366,336	$73.63	1.8	$30.1

Granted	121,860	$78.88
Vested	(113,807)	$75.92
Forfeited	(56,606)	$75.67

Nonvested shares at December 31, 2011	317,783	$73.18	1.4	$23.8

Total unrecognized compensation cost related to nonvested restricted stock units and restricted stock at December 31, 2011 was $9.8 million. This cost is expected to be recognized over a weighted average period of 2.3 years.

The total fair value of restricted stock units and restricted stock vesting during the years ended December 31, 2011, 2010 and 2009 was $8.9 million, $13.8 million and $12.6 million, respectively. The expected tax benefit associated with the tax deduction from the vesting of restricted stock units and restricted stock totaled $2.9 million, $4.9 million and $3.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Employee Stock Purchase Plan

Under The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan, we are authorized to sell up to 1,500,000 shares of our common stock to our eligible employees, of which 468,657 remain available for future purchases as of December 31, 2011.

Under the terms of the ESPP, our employees can purchase our common stock at a 15% discount from market value, subject to certain limitations as set forth in the ESPP. The purchase price of the stock on the date of purchase is 85% of the average of the high and low prices of our stock on the last trading day of the month. Under the ESPP, we sold 67,010, 70,897 and 74,115 shares to employees for the years ended December 31, 2011, 2010 and 2009, respectively. The total compensation expense related to our ESPP was $0.8 million, $0.8 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009. Cash received from employees participating in the ESPP for the year ended December 31, 2011 was $4.3 million.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 12. Lease Commitments and Contractual Obligations

Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000-square-foot property that we lease. We renewed our lease on this property in 2011 for a term of eight years, with two five-year renewal options. This property also serves as the executive offices of our North American segment. We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable and non-cancelable) were $30.9 million, $28.4 million, and $32.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Computer Sciences Corporation

In July 2002, we outsourced certain technology functions to Computer Sciences Corporation (“CSC”) under a ten-year agreement, which we had the right to terminate for a fee at any time and under certain other conditions. Under the terms of the agreement, CSC’s responsibilities included data center operations, technology help desk and network management functions in the U.S. and UK as well as certain application development and maintenance functions. This agreement was amended in March 2008, which, among other things, increased certain services level agreements that CSC was required to provide under the Technology Services Agreement and added additional security services to be performed by CSC. In August 2009, we entered into a wind down agreement with CSC and Acxiom Corporation (“Acxiom”), which terminated all of the data center operations functions provided by CSC, effective September 2009. In September 2009, we entered into a new agreement with CSC for print and fulfillment services and production support that remained with CSC. In June 2010, we terminated the print and fulfillment services provided by CSC. We incurred costs of approximately $3 million, $9 million and $51 million under this contract for the years ended December 31, 2011, 2010 and 2009, respectively.

ICT Group, Inc./Sykes Enterprises, Inc.

In December 2003, we signed a three-year agreement with ICT Group, Inc. (“ICT”), effective January 2004, to outsource certain data collection and maintenance activities, which agreement contains two renewal options for up to a one-year period. The agreement was amended effective September 2007 to be extended through 2011. In February 2010, ICT was acquired by Sykes Enterprises, Inc. (“Sykes”) in which the terms of our agreement remained unchanged. Under the terms of the agreement, Sykes was responsible for performing certain data collection and maintenance activities previously performed by our own call centers in North America. The obligation under the contract was based upon transmitted call volumes, but would not be less than $3 million per contract year. In December 2011, this agreement expired. We incurred costs of approximately $6 million, $8 million and $8 million under this contract for the years ended December 31, 2011, 2010 and 2009, respectively.

International Business Machines

In October 2004, we signed a seven-year outsourcing agreement with International Business Machines (“IBM”). Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery and customer service to IBM. By August 2010, our data acquisition, delivery and customer services performed by IBM for our European countries were terminated. Additionally, by October 2011 our customer contact center services for the United States were terminated as a result of our transition to Convergys Customer Management Group (“CCMG”). As of December 31, 2011, the services still to be provided by IBM are primarily limited delivery services for our North American customers. We incurred costs of approximately $10 million, $19 million and $26 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

In December 2011, a three-year agreement was reached to further extend the product and technology outsourcing agreement until the end of 2014. Payments over the contract terms will aggregate to approximately $28 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.

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

In May 2011, we signed a five-year development and support agreement with Acxiom to provide data management services. This agreement is related to our Strategic Technology Investment or MaxCV and totals approximately $27 million over the term of the agreement. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.

We incurred costs of approximately $88 million, $93 million and $43 million under all of these agreements for the years ended December 31, 2011, 2010 and 2009, respectively. Total payments to Acxiom over the remaining terms of the above contracts will aggregate to approximately $218 million.

Convergys Customer Management Group

In December 2010, we entered into a six-year business process outsourcing agreement effective January 1, 2011, with Convergys Customer Management Group (“CCMG”) in order to enhance our customer contact center solution. CCMG has transitioned contact center services previously outsourced principally to IBM as well as certain other smaller providers.

The transition of services to CCMG was based on a phased migration of business volume to CCMG that commenced in the second quarter of 2011 and was substantially completed by the fourth quarter of 2011. Services are primarily provided from CCMG locations in Omaha, Nebraska, the Philippines and India, on the basis of our requirements.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

The primary scope of the agreement includes the following services for our North America business: (i) Inbound Customer Service, which principally involves the receipt of, response to and resolution of inquiries received from customers; (ii) Outbound Customer Service, which principally involves the collection, compilation and verification of information contained in our databases; and (iii) Data Update Service, which principally involves the bulk or discrete updates to the critical data elements about companies in our databases.

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

In December 2011, we signed a five-year telephony agreement to support our small business customers’ telesales team. Payments over the contract term will aggregate approximately $3 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.

After the first three years of service by Convergys, we have the right to terminate for convenience any or all of the services provided under the agreements upon one hundred eighty days prior written notice, and without incurring a termination fee. We incurred costs of approximately $8 million for the year ended December 31, 2011. Total payments to Convergys over the remaining terms of the above contracts will aggregate to approximately $97 million.

The following table quantifies our future contractual obligations as discussed above as of December 31, 2011:

Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Operating Leases	$26.1	$24.2	$19.1	$17.0	$14.9	$35.6	$136.9
Obligations to Outsourcers	$104.4	$88.8	$82.6	$47.2	$22.7	$0.0	$345.7

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

Note 13. Contingencies

We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to our consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded. Instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at December 31, 2011.

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

The defense of the action is being coordinated with more than 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including ours, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Hoover’s. Hoover’s would not be required to incur a liability as a result of this settlement. On October 6, 2009, the Court granted final approval to the settlement. Objectors to the settlement appealed its approval to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal. The district court determined that the appellant lacked standing. The appellant appealed the district court’s decision to the Second Circuit. This final appeal was dismissed with prejudice on January 10, 2012. Accordingly, the settlement is now final and we will no longer be reporting on this matter.

Nicholas Martin v. Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc., No. 12 CV 215 (USDC N.D. III.)

On January 11, 2012, Nicholas Martin filed suit against Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc. in the United States District Court for the Northern District of Illinois. The complaint alleges that Defendants violated the Telephone Consumer Protection Act (“TCPA”) (47 U.S.C. §227) by placing a call to Plaintiff’s cell phone using an automatic telephone dialing system. Plaintiff seeks to bring this action as a class action on behalf of all persons who received a call on their cell phone which was initiated by Defendant(s) using an automatic telephone dialing system during the period January 11, 2009 to the present. The complaint was just recently served and D&B has not yet answered the complaint. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.

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

Effective January 1, 2011, we began reporting our business through three segments:

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Japan, China and India); and

•	Europe and other International Markets (which primarily consists of our operations in the UK, the Netherlands, Belgium, Latin America and our Worldwide Network).

We have reported financial results in this new segment structure beginning with the results for the year ended December 31, 2011 and have conformed historical amounts to reflect the new segment structure.

Prior to January 1, 2011, we managed and reported our business globally through two segments:

•	North America (which consisted of our operations in the U.S. and Canada); and

•	International (which consisted of our operations in Europe, Asia Pacific and Latin America).

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Our customer solution sets are D&B Risk Management Solutions™, D&B Sales & Marketing Solutions™ and D&B Internet Solutions™. Inter-segment sales are immaterial, and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges, intercompany transactions and our Strategic Technology Investment or MaxCV because these charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business. Additionally, transition costs, which are period costs such as consulting fees, costs of temporary employees, relocation costs and stay bonuses incurred to implement our Financial Flexibility initiatives, are not allocated to our business segments.

	For the Years Ended December 31,
	2011	2010	2009
Revenue:
North America	$1,246.8	$1,229.5	$1,239.4
Asia Pacific	259.2	170.8	130.0
Europe and Other International Markets	252.5	243.4	225.4

Consolidated Core	1,758.5	1,643.7	1,594.8
Divested Business	0.0	32.9	92.2

Consolidated Total	$1,758.5	$1,676.6	$1,687.0

Operating Income (Loss):
North America	$480.1	$452.2	$482.5
Asia Pacific	16.2	7.1	17.2
Europe and Other International Markets	55.9	64.5	63.9

Total Segments	552.2	523.8	563.6
Corporate and Other(1)	(127.4)	(114.7)	(99.1)

Consolidated Total	424.8	409.1	464.5
Non-Operating Income (Expense), Net	(56.7)	(21.2)	(32.0)

Income Before Provision for Income Taxes	$368.1	$387.9	$432.5

Depreciation and Amortization (2):
North America	$42.9	$43.8	$42.1
Asia Pacific	18.8	10.2	6.1
Europe and Other International Markets	13.6	11.4	8.5

Total Segments	75.3	65.4	56.7
Corporate and Other	5.8	2.7	1.4

Consolidated Total	$81.1	$68.1	$58.1

Capital Expenditures (3):
North America	$2.0	$2.9	$5.7
Asia Pacific	2.5	1.3	0.5
Europe and Other International Markets	0.8	0.5	1.6

Total Segments	5.3	4.7	7.8
Corporate and Other	0.9	4.8	1.4

Consolidated Total	$6.2	$9.5	$9.2

Additions to Computer Software and Other Intangibles (4):
North America	$16.0	$35.4	$41.3
Asia Pacific	1.7	1.6	3.0
Europe and Other International Markets	6.2	11.6	9.7

Total Segments	23.9	48.6	54.0
Corporate and Other	23.3	7.8	2.1

Consolidated Total	$47.2	$56.4	$56.1

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

	2011	2010	2009
Assets:
North America	$790.6	$798.5	$815.0
Asia Pacific	461.2	462.8	180.3
Europe and Other International Markets	323.4	348.3	492.4

Total Segments	1,575.2	1,609.6	1,487.7
Corporate and Other (primarily taxes)	401.9	309.9	275.7

Consolidated Total	$1,977.1	$1,919.5	$1,763.4

Goodwill (5):
North America	$266.0	$266.3	$266.1
Asia Pacific	219.2	218.3	50.4
Europe and Other International Markets	113.2	115.1	124.3

Consolidated Total	$598.4	$599.7	$440.8

(1)	The following table itemizes “Corporate and Other”:

	At December 31,
	2011	2010	2009
Corporate Costs	$(49.6)	$(56.8)	$(59.5)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(5.8)	(6.6)	(16.5)
Restructuring Expense	(22.1)	(14.8)	(23.1)
Settlement of Legacy Pension Obligation	(5.1)	0.0	0.0
Strategic Technology Investment (MaxCV)	(44.8)	(36.5)	0.0

Total Corporate and Other	$(127.4)	$(114.7)	$(99.1)

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software and Other Intangibles.

Depreciation and amortization in the Asia Pacific segment increased $8.6 million for the year ended December 31, 2011 as compared to December 31, 2010. This increase was primarily driven by the acquisition of D&B Australia in the third quarter of 2010. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Depreciation and amortization in Asia Pacific increased $4.1 million for the year ended December 31, 2010 as compared to December 31, 2009. This increase was primarily driven by the acquisition of D&B Australia in the third quarter of 2010. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Depreciation and amortization in Europe and Other International Markets increased $2.9 million for the year ended December 31, 2010 as compared to December 31, 2009. This increase was primarily driven by the acquisition of ICC Holdings in the third quarter of 2009.

(3)	Capital expenditures in Corporate and Other decreased $3.9 million for the year ended December 31, 2011 as compared to December 31, 2010. This decrease was primarily driven by reduced capital expenditures in relation to our Strategic Technology Investment (MaxCV).

Capital expenditures in North America decreased $2.8 million for the year ended December 31, 2010 as compared to December 31, 2009. This decrease was primarily driven by reduced capital expenditures in the United States.

(4)	Additions to computer software and other intangibles in North America decreased $19.4 million for the year ended December 31, 2011 as compared to December 31, 2010. This decrease was driven by reduced expenditures on new product offerings in the United States. Additions to computer software and other intangibles in North America decreased $5.9 million for the year ended December 31, 2010 as compared to December 31, 2009. This decrease was driven by reduced expenditures on new product offerings in the United States.

Additions to computer software and other intangibles in Europe and Other International Markets decreased $5.4 million for the year ended December 31, 2011 as compared to December 31, 2010. This decrease was driven by reduced expenditures associated with a new product offering.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Additions to computer software and other intangibles in Corporate and Other increased $15.5 million for the year ended December 31, 2011 as compared to December 31, 2010. This increase was primarily driven by our Strategic Technology Investment or MaxCV program. Additions to computer software and other intangibles in Corporate and Other increased $5.7 million for the year ended December 31, 2010 as compared to December 31, 2009. This increase was primarily driven by our Strategic Technology Investment or MaxCV program aimed at strengthening our leading position in commercial data and improving our current technology platform to meet the emerging needs of customers.

(5)	Goodwill in Asia Pacific increased to $219.2 million at December 31, 2011 from $218.3 million at December 31, 2010. This is primarily attributable to the goodwill associated with the acquisition of MicroMarketing as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K offset by the reclassification of amounts related to the potential sale of our domestic portion of our Japanese operations and our Chinese market research joint ventures. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Goodwill in Asia Pacific increased to $218.3 million at December 31, 2010 from $50.4 million at December 31, 2009. This is primarily attributable to the goodwill associated with the acquisition of D&B Australia as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K and the positive impact of foreign currency translation.

Goodwill in Europe and Other International Markets decreased to $115.1 million at December 31, 2010 from $124.3 million at December 31, 2009. This is primarily attributable to the negative impact of foreign currency.

Supplemental Geographic and Customer Solution Set Information:

	At December 31,
	2011	2010	2009
Long - Lived Assets (6):
North America	$484.2	$505.7	$494.5
Asia Pacific	327.7	344.5	100.4
Europe and Other International Markets	168.4	183.8	199.4

Consolidated Total	$980.3	$1,034.0	$794.3

(6)	Long-lived assets in North America decreased to $484.2 million at December 31, 2011 from $505.7 million at December 31, 2010. This is primarily attributable to reduced capital expenditures, reduced additions to computer software and other intangibles, the impairment of certain other intangibles related to our AllBusiness.com acquisition and increased depreciation expense. Long-lived assets in North America increased to $505.7 million at December 31, 2010 from $494.5 million at December 31, 2009. This is primarily attributable to the increase in other receivables offset by a decrease in intangible assets resulting from the impairment of our Purisma product and QED acquisition.

Long-lived assets in Asia Pacific decreased to $327.7 million at December 31, 2011 from $344.5 million at December 31, 2010. This is primarily attributable to the reclassification of amounts related to the potential sale of our domestic portion of our Japanese operations and our Chinese market research joint ventures. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K. Long-lived assets in Asia Pacific increased to $344.5 million at December 31, 2010 from $100.4 million at December 31, 2009. This is primarily attributable to the D&B Australia acquisition as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Long-lived assets in Europe and Other International Markets decreased to $168.4 million at December 31, 2011 from $183.8 million at December 31, 2010. This is primarily attributable to reduced additions to computer software partially offset by additions to other intangibles as a result of new product offerings. Long-lived assets in Europe and Other International Markets decreased to $183.8 million at December 31, 2010 from $199.4 million at December 31, 2009. This is primarily attributable to increased depreciation expense and the negative impact of foreign currency translation.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$730.8	$731.5	$739.3
Sales & Marketing Solutions	396.0	386.5	385.5
Internet Solutions	120.0	111.5	114.6

North America Core Revenue	1,246.8	1,229.5	1,239.4
Divested Business(7)	0.0	32.9	70.3

Total North America Revenue	1,246.8	1,262.4	1,309.7

Asia Pacific:
Risk Management Solutions	174.3	101.3	74.5
Sales & Marketing Solutions	83.9	68.3	54.5
Internet Solutions	1.0	1.2	1.0

Asia Pacific Core Revenue	259.2	170.8	130.0
Divested Business(7)	0.0	0.0	0.0

Total Asia Pacific Revenue	259.2	170.8	130.0

Europe and Other International Markets:
Risk Management Solutions	209.3	203.9	188.4
Sales & Marketing Solutions	40.9	37.3	34.6
Internet Solutions	2.3	2.2	2.4

Europe and Other International Markets Core Revenue	252.5	243.4	225.4
Divested Business(7)	0.0	0.0	21.9

Total Europe and Other International Markets Revenue	252.5	243.4	247.3

Consolidated Total:
Risk Management Solutions	1,114.4	1,036.7	1,002.2
Sales & Marketing Solutions	520.8	492.1	474.6
Internet Solutions	123.3	114.9	118.0

Core Revenue	1,758.5	1,643.7	1,594.8
Divested Business(7)	0.0	32.9	92.2

Consolidated Total Revenue	$1,758.5	$1,676.6	$1,687.0

(7)	On July 30, 2010, we sold substantially all of the assets and liabilities of our North American Self Awareness Solution business. This sale has been classified as a “Divested Business.” This divested business contributed 2%, and 5%, of our North America total revenue for the years ended December 31, 2010, and 2009, respectively.

On May 29, 2009, we completed the sale of substantially all the assets and liabilities of the domestic portion of our Italian operations. This business has been classified as a “Divested Business.” This divested business contributed 9% of our Europe and Other International Markets total revenue for the year ended December 31, 2009. The following table represents divested revenue by solutions set:

	For the Year Ended December 31,
	2010	2009
Divested Business
Risk Management Solutions	$32.0	$88.3
Sales & Marketing Solutions	0.0	3.2
Internet Solutions	0.9	0.7

Total Divested Revenue	$32.9	$92.2

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 15. Supplemental Financial Data

Other Accrued and Current Liabilities:

	At December 31,
	2011	2010
Restructuring Accruals	$10.5	$9.4
Professional Fees	33.6	32.6
Operating Expenses	35.1	35.9
Spin-Off Obligation(1)	20.5	23.0
Other Accrued Liabilities	53.9	64.8

	$153.6	$165.7

(1)	In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the Internal Revenue Service (“IRS”) issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2010 and made estimated tax deposits for 2011 consistent with the IRS rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2006 to 2010 of approximately $20.5 million in the aggregate for such years. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate, which represented the incremental tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS’ rulings. In February 2011, we paid Moody’s an additional sum of approximately $2.5 million, for tax years 2003-2005. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $20.5 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Property, Plant and Equipment at cost—Net:

	At December 31,
	2011	2010
Land	$6.0	$6.1
Buildings	32.0	32.3
Furniture and Equipment	67.0	72.6

	105.0	111.0
Less: Accumulated Depreciation	68.6	68.9

	36.4	42.1
Leasehold Improvements, less:
Accumulated Amortization of $14.5 and $12.6	9.3	11.0

	$45.7	$53.1

Other Income (Expense)—Net:

	For the Years Ended December 31,
	2011	2010	2009
Effect of Legacy Tax Matters (2)	$(7.1)	$(0.4)	$1.0
Gain on Disposal of North American Self Awareness Solutions Business (3)	0.0	23.1	0.0
One-Time Gain on Hedge of Purchase Price on the Australia Acquisition (4)	0.0	3.4	0.0
Gain on Disposal of Italian Domestic Business (5)	0.0	0.0	6.5
Settlement of Legacy Tax Matter Arbitration (6)	0.0	0.0	4.1
Loss on Investment (7)	(11.4)	0.0	0.0
Miscellaneous Other Income (Expense) - Net (8)	(2.7)	(3.4)	(0.9)

Other Income (Expense) - Net	$(21.2)	$22.7	$10.7

(2)	During the year ended December 30, 2011, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it related to the expiration of the statute of limitations. See Provision for Income Taxes below. Effect of Legacy Tax Matters decreased for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to an agreement to pay Moody’s Corporation $2.5 million as it relates to the Tax Allocation Agreement, which we paid in February 2011.

(3)	During the year ended December 31, 2010, we recognized a gain from the divestiture of our North American Self Awareness Solution business. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

(4)	During the year ended December 31, 2010, we recognized a gain resulting from a hedge on the purchase price of D&B Australia during the third quarter of 2010. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(5)	During the year ended December 31, 2009, we recognized a gain as a result of the divestiture of the domestic portion of our Italian operations. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

(6)	During the year ended December 31, 2009, we recognized gains on the receipt of awards related to Legacy Tax Matters.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

(7)	During the year ended December 31, 2011, we recognized an impairment primarily related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on our Strategic Technology Investment or MaxCV program (maximize customer value strategy).

(8)	Miscellaneous Other Income (Expense)—Net, decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to costs in the prior year related to a premium payment of $3.7 million made for the redemption of the $300 million senior notes with a maturity date of March 25, 2011, partially offset by the negative impact of foreign exchange. Miscellaneous Other Income (Expense)—Net increased for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to the premium payment of $3.7 million made for the redemption of the $300 million senior notes. See Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

Computer Software and Goodwill:

	Computer Software	Goodwill
January 1, 2010	$119.2	$440.8
Additions at cost	56.2	0.0
Amortization	(40.1)	0.0
Acquisitions (9)	0.8	152.5
Write-offs (10)	(7.8)	0.0
Other (11)	(0.4)	6.4

December 31, 2010	127.9	599.7
Additions at cost	48.0	0.0
Amortization	(46.0)	0.0
Acquisitions (12)	0.0	8.9
Write-offs	(0.1)	0.0
Reclass to Assets Held for Sale (13)	(1.2)	(8.2)
Other (14)	(1.0)	(2.0)

December 31, 2011	$127.6	$598.4

(9)	Computer Software and Goodwill—Amounts due to the purchase of D&B Australia. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(10)	Computer Software—Amount due to the write-off of computer software related to our Purisma product.

(11)	Goodwill—Primarily due to the impact of foreign currency fluctuations.

(12)	Goodwill—Amount primarily due to the purchase of MicroMarketing. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(13)	Computer Software and Goodwill—Amounts related to the potential sale of our domestic portion of our Japanese operations and our Chinese market research joint ventures. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

(14)	Goodwill—Primarily due to the impact of foreign currency fluctuations.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Other Intangibles (included in Non-Current Assets):

	Customer Relationships	Patents and Other	Total
January 1, 2010	$12.4	$78.8	$91.2
Acquisitions (15)	27.5	38.7	66.2
Additions (16)	0.0	5.6	5.6
Amortization	(2.2)	(13.3)	(15.5)
Write-offs (17)	0.0	(13.2)	(13.2)
Other (18)	3.1	2.4	5.5

December 31, 2010	40.8	99.0	139.8
Acquisitions (19)	4.7	2.9	7.6
Additions (20)	0.0	8.4	8.4
Amortization	(4.8)	(17.7)	(22.5)
Write-offs (21)	0.0	(3.3)	(3.3)
Reclass to Assets Held for Sale (22)	(10.6)	(0.4)	(11.0)
Other	0.7	(3.6)	(2.9)

December 31, 2011	$30.8	$85.3	$116.1

(15)	Amount attributable to other intangibles acquired through the purchased of D&B Australia. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10K.

(16)	Amount primarily attributable to certain other intangibles related to new product offering.

(17)	Amount due to the write-off of certain other intangibles related to our Purisma product and QED acquisition.

(18)	Amount due to the impact of foreign currency fluctuations.

(19)	Amounts due to the acquisition of MicroMarketing.

(20)	Amount attributable to certain other intangibles related to new product offering.

(21)	Amount due to the write-off of certain other intangibles related to our AllBusiness.com acquisition.

(22)	Amounts related to the potential sale of our domestic portion of our Japanese operations and our Chinese market research joint ventures. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Allowance for Doubtful Accounts:

January 1, 2009	$17.4
Additions charged to costs and expenses	19.5
Acquisitions	0.5
Write-offs	(17.1)
Divestitures	(4.9)
Other	0.1

December 31, 2009	15.5
Additions charged to costs and expenses	21.8
Acquisitions	0.0
Write-offs	(20.5)
Divestitures	0.0
Other	0.7

December 31, 2010	17.5
Additions charged to costs and expenses	19.8
Acquisitions	0.0
Write-offs	(20.0)
Divestitures	0.0
Other	(0.2)

December 31, 2011	$17.1

Deferred Tax Asset Valuation Allowance:

January 1, 2009	$43.7
Additions charged (credited) to costs and expenses	(5.2)
Additions charged (credited) due to foreign currency fluctuations	5.9
Additions charged (credited) to other accounts	(3.2)

December 31, 2009	41.2
Additions charged (credited) to costs and expenses	(0.4)
Additions charged (credited) due to foreign currency fluctuations	(1.7)
Additions charged (credited) to other accounts	(0.3)

December 31, 2010	38.8
Additions charged (credited) to costs and expenses	0.8
Additions charged (credited) due to foreign currency fluctuations	(0.5)
Additions charged (credited) to other accounts	(1.0)

December 31, 2011	$38.1

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Note 16. Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2011
Revenue:
North America	$291.2	$288.3	$307.0	$360.3 (3)	$1,246.8
Asia Pacific	53.1	66.6	67.7	71.8	259.2
Europe and Other International Markets	59.3	61.9	64.7	66.6	252.5

Consolidated Revenue	$403.6	$416.8	$439.4	$498.7	$1,758.5

Operating Income (Loss):
North America	$106.9	$105.0	$112.1	$156.1	$480.1
Asia Pacific	(1.9)	7.3	4.9	5.9	16.2
Europe and Other International Markets	11.1	10.0	15.5	19.3	55.9

Total Segments	116.1	122.3	132.5	181.3	552.2
Corporate and Other(1)	(26.8)	(32.6)	(31.8)	(36.2)	(127.4)

Consolidated Operating Income	$89.3	$89.7	$100.7	$145.1	$424.8

Net Income	48.3	58.7	58.8	94.4	260.2
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	1.6	(0.2)	(0.4)	(0.9)	0.1

Net Income Attributable to D&B	$49.9	$58.5	$58.4	$93.5	$260.3

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders (2)	$1.00	$1.19	$1.19	$1.94	$5.31

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders (2)	$1.00	$1.18	$1.19	$1.93	$5.28

Cash Dividends Paid Per Common Share	$0.36	$0.36	$0.36	$0.36	$1.44

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2010
Revenue:
North America	$304.9	$300.9	$305.6	$351.0	$1,262.4
Asia Pacific	32.8	36.6	37.9	63.5	170.8
Europe and Other International Markets	59.5	59.8	56.9	67.2	243.4

Consolidated Revenue	$397.2	$397.3	$400.4	$481.7	$1,676.6

Operating Income (Loss):
North America	$105.3	$98.4	$93.5	$155.0	$452.2
Asia Pacific	0.1	3.4	0.0	3.6	7.1
Europe and Other International Markets	13.3	15.9	14.4	20.9	64.5

Total Segments	118.7	117.7	107.9	179.5	523.8
Corporate and Other(1)	(25.4)	(27.2)	(32.9)	(29.2)	(114.7)

Consolidated Operating Income	$93.3	$90.5	$75.0	$150.3	$409.1

Net Income	45.8	56.4	56.8	91.9	250.9
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	1.2	(0.4)	(0.3)	0.7	1.2

Net Income Attributable to D&B	$47.0	$56.0	$56.5	$92.6	$252.1

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders (2)	$0.93	$1.12	$1.13	$1.86	$5.03

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders (2)	$0.92	$1.10	$1.12	$1.85	$4.98

Cash Dividends Paid Per Common Share	$0.35	$0.35	$0.35	$0.35	$1.40

(1)	The following table itemizes the components of the “Corporate and Other” category of Operating Income (Loss):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2011
Corporate Costs	$(11.8)	$(12.3)	$(12.4)	$(13.1)	$(49.6)
Transition Costs (costs to implement our Financial Flexibility initiatives)	(0.9)	(1.6)	(1.6)	(1.7)	(5.8)
Restructuring Expense	(4.2)	(8.5)	(5.3)	(4.1)	(22.1)
Settlement of Legacy Pension Obligation	0.0	0.0	0.0	(5.1)	(5.1)
Strategic Technology Investment (MaxCV)	(9.9)	(10.2)	(12.5)	(12.2)	(44.8)

Total Corporate and Other	$(26.8)	$(32.6)	$(31.8)	$(36.2)	$(127.4)

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2010
Corporate Costs	$(14.0)	$(15.7)	$(16.1)	$(11.0)	$(56.8)
Transition Costs (costs to implement our
Financial Flexibility initiatives)	(2.0)	(2.3)	(1.1)	(1.2)	(6.6)
Restructuring Expense	(4.6)	(1.6)	(3.9)	(4.7)	(14.8)
Strategic Technology Investment or MaxCV	(4.8)	(7.6)	(11.8)	(12.3)	(36.5)

Total Corporate and Other	$(25.4)	$(27.2)	$(32.9)	$(29.2)	$(114.7)

(2)	The number of weighted average shares outstanding changes as common shares are issued for employee benefit plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

(3)	North America revenue slightly increased from the three months ended December 31, 2011 compared to the three months ended December 31, 2010 principally due to more upfront revenue recognition on the existing customer set as a result of allocation of revenue in an arrangement using the best estimated selling price.

Note 17. Divestitures, Discontinued Operations and Assets Held For Sale

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

During the year ended December 31, 2010, we recorded a pre-tax gain of $23.1 million from the sale in Other Income (Expense)—Net in the consolidated statement of operations and comprehensive income.

Our North American Self Awareness Solution business provided credit on self products for small and micro businesses. This transaction provided us with the ability to better focus our resources on our core customer segments and maximize shareholder value.

Domestic Portion of Italian Operations

On May 29, 2009, we completed the sale of substantially all of the assets and liabilities of the domestic portion of our Italian operations to CRIF, S.p.A. (“CRIF”) for $12.2 million (including a working capital adjustment of $1.2 million), which was a part of our previous International segment in 2009. We also entered into a ten-year commercial arrangement to provide CRIF with global data for its Italian customers. This arrangement had aggregate future cash payments of approximately $130 million. In addition, this transaction allowed us to improve the quality of the data we provide to our global customers seeking information on Italian customers.

We recorded a pre-tax gain of $6.5 million from the sale in Other Income (Expense)—Net in the consolidated statement of operations and comprehensive income for the year ended December 31, 2009. During the year ended December 31, 2010, we recorded an adjustment of $3.0 million to our divested net assets. As of December 31, 2010, we had received all cash payments.

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollar amounts in millions, except per share data)

Divestiture of Domestic Portion of our Japanese Joint Venture

On February 1, 2012, we signed a definitive agreement to sell the domestic portion of our Japanese operations to Tokyo Shoko Research, LTD. (“TSR”), our local joint venture partner since December 2007. Prior to the transaction, we were the majority shareholder in this joint venture, with a 60% ownership interest.

We have reclassified the assets and liabilities relating to the domestic portion of our Japanese operations to Assets and Liabilities Held for Sale in our Consolidated Balance Sheet as of December 31, 2011. Assets Held for Sale of $16.9 million primarily consists of customer-related intangible assets and goodwill. Liabilities Held for Sale of $15.2 million primarily consists of deferred revenue and minority interest.

Simultaneous with closing this transaction, we will begin a ten-year commercial arrangement to provide TSR with global data for its Japanese customers and to become the exclusive distributor of TSR data to our World Wide Network partners.

Divestiture of Chinese Market Research Joint Ventures

During December 2011, we divested our market research business in China, consisting of two joint venture companies, by selling our equity interests in such companies to our partner for a total purchase price of $5 million. The business provides highly specialized and customized market information.

We have reclassified the assets and liabilities relating to the joint ventures to Assets and Liabilities Held for Sale in our Consolidated Balance Sheet as of December 31, 2011. Assets Held for Sale of $15.8 million primarily consists of accounts receivable, goodwill, customer intangible assets and cash. Liabilities Held for Sale of $13.9 million primarily consists of accrued liabilities and deferred revenue.

We consolidated approximately $16 million in revenue from the joint ventures for the year ended December 31, 2011.

Note 18. Subsequent Events

Dividend

On February 6, 2012, we declared a dividend of $0.38 per share for the first quarter of 2012. This cash dividend will be payable on March 14, 2012 to shareholders of record at the close of business on February 28, 2012.

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

Conclusions Regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of our fiscal year ended December 31, 2011, our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and Management’s Responsibility for Financial Statements are contained in this Annual Report on Form 10-K.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Retirement of Director

On February 23, 2012, Michael R. Quinlan announced that he is retiring from our Board of Directors effective in May 2012 immediately prior to our next Annual Meeting of Shareholders. Mr. Quinlan has been a member of the Board of Directors since April 1989. Mr. Quinlan is currently Chairman of the Compensation and Benefits Committee, a position he has held since August 2006, and he has been a member of the C&BC since September 2000. Mr. Quinlan has also been a member of the Board Affairs Committee since August 2006.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10. “Directors, Executive Officers and Corporate Governance,” is incorporated herein by reference from our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after D&B’s fiscal year end of December 31, 2011 (the “Proxy Statement”).

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2011:

Plan Category	(A) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans approved by security holders(1)	2,314,551	(2)	$64.39	5,853,344	(3)

(1)	This table includes information for an equity compensation plan adopted in connection with our separation from Moody’s Corporation. As of December 31, 2011, a total of 1,948 deferred performance shares were outstanding. No additional options or other rights may be granted under this plan, with the exception of incremental dividend shares, which may be accrued on the outstanding deferred performance shares.

(2)	Includes options to purchase 2,026,007 shares of our common stock, restricted stock units with respect to 277,396 shares of our common stock, and 9,200 accrued dividend units and deferred performance shares of 1,948 shares of our common stock. This amount does not include 40,387 outstanding shares of restricted common stock.

(3)	Includes shares available for future purchases under our ESPP. As of December 31, 2011, an aggregate of 468,657 shares of our common stock were available for purchase under the ESPP.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

(3) Exhibits.

See Index to Exhibits in this Annual Report on Form 10-K.

(b) Exhibits.

See Index to Exhibits in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2012.

The Dun & Bradstreet Corporation (Registrant)

By:	/S/ SARA MATHEW
Sara Mathew
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth next to their names, on February 29, 2012.

/S/ SARA MATHEW Sara Mathew	Chairman and Chief Executive Officer (principal executive officer)

/S/ RICHARD H. VELDRAN Richard H. Veldran	Senior Vice President and Chief Financial Officer (principal financial officer)

/S/ ANTHONY PIETRONTONE JR . Anthony Pietrontone Jr.	Principal Accounting Officer and Corporate Controller

/S/ AUSTIN A. ADAMS Austin A. Adams	Director

/S/ JOHN W. ALDEN John W. Alden	Director

/S/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Director

/S/ JAMES N. FERNANDEZ James N. Fernandez	Director

/S/ DOUGLAS A. KEHRING Douglas A. Kehring	Director

/S/ SANDRA E. PETERSON Sandra E. Peterson	Director

/S/ MICHAEL R. QUINLAN Michael R. Quinlan	Director

/S/ NAOMI O. SELIGMAN Naomi O. Seligman	Director

/S/ MICHAEL J. WINKLER Michael J. Winkler	Director

INDEX TO EXHIBITS

3.	Articles of Incorporation and By-laws

	3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective May 3, 2011 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, file number 1-15967, filed May 6, 2011).

	3.2	Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Appendix A to the Amended and Restated Certificate of Incorporation, included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed May 6, 2011).

	3.3	The Dun & Bradstreet Corporation Certificate of Designation of Series B Preferred Stock (incorporated by reference to Appendix B to the Amended and Restated Certificate of Incorporation, included as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed May 6, 2011).

	3.4	Fourth Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed May 6, 2011).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, file number 1-15967, filed September 11, 2000).

	4.2	Underwriting Agreement, dated as of March 27, 2008 among The Dun & Bradstreet Corporation, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed April 1, 2008).

	4.3	Form of 6.00% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed April 1, 2008).

	4.4	Underwriting Agreement, dated as of November 17, 2010 amongst The Dun & Bradstreet Corporation, Barclays Capital Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed November 23, 2010).

	4.5	Form of 2.875% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed November 23, 2010).

	4.6	Five-Year Credit Agreement, dated April 19, 2007, among The Dun & Bradstreet Corporation, the Borrowing Subsidiaries Party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of Tokyo-Mitsubishi Trust Company and Citicorp USA, Inc., as Syndication Agents, The Bank of New York and Suntrust Bank, as Documentation Agents and the Lenders Party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed April 19, 2007).

	4.7	Five-Year Credit Agreement, dated October 25, 2011, among The Dun & Bradstreet Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UF, Ltd. and Barclays Capital, as Syndication Agents, HSBC Bank USA, N.A. and RBS Citizens, N.A., as Documentation Agents, and the Lenders thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 27, 2011).

10.	Material Contracts

	10.1	Distribution Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.2	Tax Allocation Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.3	Employee Benefits Agreement, dated as of September 30, 2000, between Moody’s Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.4	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.5	Undertaking of the Registrant (f.k.a. The New D&B Corporation), dated September 30, 2000, to R.H. Donnelley Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed October 4, 2000).

	10.6^	Business Process Services Agreement made and effective as of October 15, 2004 by and between the Company and International Business Machines Corporation (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 14, 2005).

	10.7	Technology Services Agreement between the Registrant and Computer Sciences Corporation, dated June 27, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 13, 2002).

	10.8^	Global Master Services Agreement by and between Dun & Bradstreet, Inc. and Acxiom Corporation, dated July 27, 2006 (Amended and Restated as of June 2, 2008), together with Amendment Number One, thereto, dated November 30, 2008, and Amendment Number Two, thereto, dated May 6, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A, file number 1-15967, filed October 8, 2009).

	10.9^	Statement of Work Number 9 under the Global Master Services Agreement by and between Dun & Bradstreet, Inc. and Acxiom Corporation, dated May 6, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Quarterly Report on Form 10-Q/A, file number 1-15967, filed October 8, 2009).

	10.10†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 4, 2006).

	10.11†	The Dun & Bradstreet Executive Transition Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

	10.12†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.13†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 10, 2010).

10.14†	The Dun & Bradstreet Career Transition Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.15†	Executive Retirement Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.16†	First Amendment to the Executive Retirement Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009), effective August 4, 2009 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).

10.17†	Second Amendment to the Executive Retirement Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009), effective January 1, 2010 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).

10.18*†	Third Amendment, effective April 4, 2011, Fourth Amendment, effective April 4, 2011 and Fifth Amendment, effective December 22, 2011, to the Executive Retirement Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009).

10.19†	Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.20†	First Amendment to the Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009), effective August 4, 2009 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).

10.21*†	Second Amendment, executed April 4, 2011 and retroactively effective January 1, 1997, Third Amendment, effective April 4, 2011 and Fourth Amendment, effective December 22, 2011, to the Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009).

10.22†	Supplemental Executive Benefit Plan of The Dun & Bradstreet Corporation, as amended May 1, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 4, 2007).

10.23†	2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.24†	The Dun & Bradstreet Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.25*†	First Amendment, effective April 4, 2011, to The Dun & Bradstreet Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2009.

10.26†	The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.27†	The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.28†	Key Employees’ Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.29*†	First Amendment, effective April 4, 2011, to the Key Employees’ Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009.

10.30†	The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 28, 2003).

10.31†	2000 Dun & Bradstreet Corporation Replacement Plan for Certain Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.32†	The Dun & Bradstreet Corporation Non-Funded Deferred Compensation Plan for Non-Employee Directors (as assumed by the Registrant) (incorporated by reference to Exhibit 10.18 to Moody’s Corporation Quarterly Report on Form 10-Q, file number 1-14037, filed October 20, 1999).

10.33†	The Dun & Bradstreet Corporation Covered Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed May 6, 2011).

10.34†	The Dun & Bradstreet Corporation Cash Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).

10.35†	Form of Detrimental Conduct Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.36†	Form of Detrimental Conduct Agreement, as amended effective March 25, 2010 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 1, 2011).

10.37†	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrants’ Form 10-K, file number 1-15967, filed February 28, 2007).

10.38†	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.39†	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.40†	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed number 1-15967, filed May 10, 2010).

10.41†	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 1, 2011).

10.42*†	Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

10.43†	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.44†	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.45†	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.46†	Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, dated February 11, 2010, between the Registrant and Steven W. Alesio (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).

10.47†	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 10, 2010).

10.48†	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 1, 2011).

10.49*†	Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

10.50†	Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.51†	Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1- 15967, filed February 24, 2010).

10.52†	Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 1, 2011).

10.53*†	Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

10.54†	Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, dated February 11, 2010, between the Registrant and Steven W. Alesio (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).

10.55†	Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, dated March 1, 2010, between the Registrant and Steven W. Alesio (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed February 24, 2010).

10.56†	Form of International Restricted Stock Unit Award Agreement, effective February 23, 2007, under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

10.57†	Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.58†	Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.59†	Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, as amended February 18, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed February 24, 2010).

10.60†	Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 1, 2011).

10.61*†	Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

10.62†	Form of Restricted Stock Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.63†	Form of Restricted Stock Award Agreement, effective February 23, 2007, under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

10.64†	Form of Restricted Stock Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.65†	Form of Restricted Stock Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.66†	Form of Stock Option Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.67†	Form of Stock Option Award Agreement, effective January 29, 2008, under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2008).

10.68*†	Form of Stock Option Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009.

10.69†	Form of Restricted Share Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 8, 2004).

10.70†	Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

	10.71†	Form of Restricted Stock Unit Award Agreement, effective February 23, 2007, under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

	10.72†	Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

	10.73*†	Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009.

21.	Subsidiaries of the Registrant

	21.1*	Subsidiaries of the Registrant as of December 31, 2011.

23.	Consents of Experts and Counsel

	23.1*	Consent of Independent Registered Public Accounting Firm.

31.	Rule 13a-14(a)/15(d)-14(a) Certifications

	31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

	32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Extensible Business Reporting Language

101**

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language

(XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets,

(iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of

Shareholders’ Equity (Deficit), and (v) the Notes to the Consolidated Financial Statements, tagged as block text.

*	Filed herewith.
**	Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Represents a management contract or compensatory plan.

^	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.