Form 10-Q
period 2012-03-31
DUN & BRADSTREET CORP/NW
filed 2012-05-08
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at March 31, 2012
Common Stock, par value $0.01 per share	47,863,610

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Amounts in $millions, except per share data)
Revenue	$402.8	$403.6

Operating Expenses	144.6	137.2
Selling and Administrative Expenses	154.5	153.5
Depreciation and Amortization	20.2	19.4
Restructuring Charge	9.1	4.2

Operating Costs	328.4	314.3
Operating Income	74.4	89.3

Interest Income	0.1	0.4
Interest Expense	(9.1)	(9.2)
Other Income (Expense) - Net	6.6	(3.3)

Non-Operating Income (Expense) - Net	(2.4)	(12.1)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	72.0	77.2
Less: Provision for Income Taxes	8.3	29.1
Equity in Net Income of Affiliates	0.4	0.2

Net Income	64.1	48.3
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.7)	1.6

Net Income Attributable to D&B	$63.4	$49.9

Basic Earnings Per Share of Common Stock
Attributable to D&B Common Shareholders	$1.33	$1.00

Diluted Earnings Per Share of Common Stock
Attributable to D&B Common Shareholders	$1.32	$1.00

Weighted Average Number of Shares Outstanding-Basic	47.7	49.5
Weighted Average Number of Shares Outstanding-Diluted	48.1	50.0
Cash Dividend Paid Per Common Share	$0.38	$0.36
Other Comprehensive Income, Net of Tax
Net Income (from above)	$64.1	$48.3
Foreign Currency Translation Adjustments, no Tax Impact	29.6	14.1
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income of $0.8 and $0.6 at March 31, 2012 and 2011, respectively	(1.5)	(1.8)
Net Loss, Net of Tax Income (Expense) of ($2.9) and ($1.9) at March 31, 2012 and 2011, respectively	5.4	5.4
Derivative Financial Instruments, No Tax Impact	0.3	0.7

Comprehensive Income, Net of Tax	97.9	66.7
Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest	(0.8)	1.5

Comprehensive Income Attributable to D&B	$97.1	$68.2

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	March 31, 2012	December 31, 2011
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$117.7	$84.4
Accounts Receivable, Net of Allowance of $24.8 at March 31, 2012 and $17.1 at December 31, 2011	436.2	507.5
Other Receivables	6.4	5.7
Prepaid Taxes	1.7	1.5
Deferred Income Tax	26.9	32.1
Other Prepaids	43.0	55.1
Assets Held for Sale	0.0	32.7
Other Current Assets	2.8	7.9

Total Current Assets	634.7	726.9

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $85.2 at March 31, 2012 and $83.1 at December 31, 2011	43.6	45.7
Computer Software, Net of Accumulated Amortization of $425.9 at March 31, 2012 and $409.9 at December 31, 2011	132.7	127.6
Goodwill	618.0	598.4
Deferred Income Tax	244.9	243.1
Other Receivables	60.8	58.4
Other Intangibles	113.2	116.1
Other Non-Current Assets	55.9	60.9

Total Non-Current Assets	1,269.1	1,250.2

Total Assets	$1,903.8	$1,977.1

LIABILITIES
Current Liabilities
Accounts Payable	$40.7	$36.4
Accrued Payroll	67.8	117.4
Accrued Income Tax	4.6	17.7
Liabilities Held for Sale	0.0	29.1
Short-Term Debt	1.0	1.1
Other Accrued and Current Liabilities	150.6	153.6
Deferred Revenue	631.0	598.2

Total Current Liabilities	895.7	953.5

Pension and Postretirement Benefits	595.3	604.0
Long-Term Debt	841.8	963.9
Liabilities for Unrecognized Tax Benefits	134.7	129.5
Other Non-Current Liabilities	64.6	66.4

Total Liabilities	2,532.1	2,717.3

Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	0.0	0.0
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	0.0	0.0
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	0.0	0.0
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	261.0	239.0
Retained Earnings	2,224.4	2,179.3
Treasury Stock, at cost, 34.1 shares at March 31, 2012 and 34.2 shares at December 31, 2011	(2,345.5)	(2,356.3)
Accumulated Other Comprehensive Income (Loss)	(773.0)	(806.7)

Total D&B Shareholders’ Equity (Deficit)	(632.3)	(743.9)

Noncontrolling Interest	4.0	3.7

Total Equity (Deficit)	(628.3)	(740.2)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,903.8	$1,977.1

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$64.1	$48.3
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	20.2	19.4
Amortization of Unrecognized Pension Loss	5.9	3.9
Gain from Sales of Business / Investments	(6.0)	0.0
Impairment of Assets	12.9	0.0
Income Tax Benefit from Stock-Based Awards	3.0	3.5
Excess Tax Benefit on Stock-Based Awards	(0.5)	(0.6)
Equity Based Compensation	3.1	3.6
Restructuring Charge	9.1	4.2
Restructuring Payments	(5.0)	(4.1)
Deferred Income Taxes, Net	3.8	6.3
Accrued Income Taxes, Net	(21.7)	6.5
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	65.9	62.9
Decrease in Other Current Assets	15.9	8.1
Increase in Deferred Revenue	27.8	26.4
Increase in Accounts Payable	2.6	1.6
(Decrease) in Accrued Liabilities	(43.2)	(52.0)
Increase in Other Accrued and Current Liabilities	8.2	7.9
Changes in Non-Current Assets and Liabilities:
Decrease in Other Long-Term Assets	4.4	10.7
Net (Decrease) in Long-Term Liabilities	(3.8)	(24.5)
Net, Other Non-Cash Adjustments	0.6	3.8

Net Cash Provided by Operating Activities	167.3	135.9

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	8.0	0.0
Payments for Acquisitions of Businesses, Net of Cash Acquired	0.0	(0.3)
Cash Settlements of Foreign Currency Contracts	5.8	3.0
Capital Expenditures	(0.5)	(1.3)
Additions to Computer Software and Other Intangibles	(14.8)	(8.2)
Reimbursement of Proceeds Related to a Divested Business	0.0	(3.6)
Net, Other	0.1	0.0

Net Cash Used in Investing Activities	(1.4)	(10.4)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	0.0	(33.7)
Net Proceeds from Stock-Based Awards	7.3	6.5
Payment of Bond Issuance Costs	0.0	(0.2)
Payments of Dividends	(18.2)	(17.9)
Proceeds from Borrowings on Credit Facilities	123.9	45.1
Payments of Borrowings on Credit Facilities	(246.2)	(127.1)
Excess Tax Benefit on Stock-Based Awards	0.5	0.6
Capital Lease and Other Long-Term Financing Obligation Payment	(1.2)	(2.5)
Net, Other	(0.1)	1.4

Net Cash Used in Financing Activities	(134.0)	(127.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.4	7.4

Increase (Decrease) in Cash and Cash Equivalents	33.3	5.1
Cash and Cash Equivalents, Beginning of Period	84.4	78.5

Cash and Cash Equivalents, End of Period	$117.7	$83.6

Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Income Taxes, Net of Refunds	$23.2	$12.8
Interest (see Note 4)	$(4.4)	$0.8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

	For the Three Months Ended March 31, 2012 and 2011
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2010	$0.8	$227.3	$1,989.5	$(2,214.1)	$(162.1)	$(516.0)	$(3.0)	$(677.6)	$8.8	$(668.8)

Net Income	0.0	0.0	49.9	0.0	0.0	0.0	0.0	49.9	(1.6)	48.3
Sale of Noncontrolling Interest	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	1.7	1.7
Equity-Based Plans	0.0	2.5	0.0	8.9	0.0	0.0	0.0	11.4	0.0	11.4
Treasury Shares Acquired	0.0	0.0	0.0	(33.7)	0.0	0.0	0.0	(33.7)	0.0	(33.7)
Pension Adjustments, net of tax of $1.3	0.0	0.0	0.0	0.0	0.0	3.6	0.0	3.6	0.0	3.6
Dividend Declared	0.0	0.0	(17.9)	0.0	0.0	0.0	0.0	(17.9)	0.0	(17.9)
Adjustments to Legacy Tax Matters	0.0	1.6	0.0	0.0	0.0	0.0	0.0	1.6	0.0	1.6
Change in Cumulative Translation Adjustment	0.0	0.0	0.0	0.0	14.1	0.0	0.0	14.1	0.0	14.1
Derivative Financial Instruments, no tax impact	0.0	0.0	0.0	0.0	0.0	0.0	0.7	0.7	0.0	0.7

Balance, March 31, 2011	$0.8	$231.4	$2,021.5	$(2,238.9)	$(148.0)	$(512.4)	$(2.3)	$(647.9)	$8.9	$(639.0)

Balance, December 31, 2011	0.8	239.0	2,179.3	(2,356.3)	(168.3)	(638.4)	0.0	(743.9)	3.7	(740.2)

Net Income	0.0	0.0	63.4	0.0	0.0	0.0	0.0	63.4	0.7	64.1
Payment to Noncontrolling Interest	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	(0.1)
Sale of Noncontrolling Interest	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.4)	(0.4)
Equity-Based Plans	0.0	20.4	0.0	10.8	0.0	0.0	0.0	31.2	0.0	31.2
Pension Adjustments, net of tax of $2.1	0.0	0.0	0.0	0.0	0.0	3.9	0.0	3.9	0.0	3.9
Dividend Declared	0.0	0.0	(18.3)	0.0	0.0	0.0	0.0	(18.3)	0.0	(18.3)
Adjustments to Legacy Tax Matters	0.0	1.6	0.0	0.0	0.0	0.0	0.0	1.6	0.0	1.6
Change in Cumulative Translation Adjustment	0.0	0.0	0.0	0.0	29.5	0.0	0.0	29.5	0.1	29.6
Derivative Financial Instruments, no tax impact	0.0	0.0	0.0	0.0	0.0	0.0	0.3	0.3	0.0	0.3

Balance, March 31, 2012	$0.8	$261.0	$2,224.4	$(2,345.5)	$(138.8)	$(634.5)	$0.3	$(632.3)	$4.0	$(628.3)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in millions, except per share data)

Note 1 — Basis of Presentation

These interim unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2011. The unaudited consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.

All inter-company transactions have been eliminated in consolidation.

Simultaneously with the sale of the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd. (“TSR”), we entered into a ten-year commercial arrangement to provide TSR with global data for its Japanese competitors and became the exclusive distributor of TSR data to our Worldwide Network partners. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Partnerships has been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment.

On January 1, 2012, we began managing our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, China, India and Asia Pacific Partnerships); and

•	Europe and Other International Markets (which primarily consists of our operations in the UK, Netherlands, Belgium, Latin America and European Partnerships).

Prior to January 1, 2012, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, Netherlands, Belgium, Latin America and our Worldwide Network).

The financial statements of the subsidiaries outside North America reflect results for the three months ended February 29 in order to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation due to the change in segment structure discussed above.

Note 2 — Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210); Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require a company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. A company should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 3 — Restructuring Charge

Financial Flexibility is an ongoing process by which we seek to reallocate our spending from low-growth or low-value activities to other activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. With most initiatives, we have incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations, and/or costs to terminate lease obligations less assumed sublease income). These charges are incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.

Restructuring charges have been recorded in accordance with ASC 712-10, “Nonretirement Postemployment Benefits,” or “ASC 712-10” and/or ASC 420-10, “Exit or Disposal Cost Obligations,” or “ASC 420-10,” as appropriate.

We record severance costs provided under an ongoing benefit arrangement once they are both probable and estimable in accordance with the provisions of ASC 712-10.

We account for one-time termination benefits, contract terminations, and/or costs to terminate lease obligations less assumed sublease income in accordance with ASC 420-10, which addresses financial accounting and reporting for costs associated with restructuring activities. Under ASC 420-10, we establish a liability for cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.

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

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

During the three months ended March 31, 2012, we recorded a $9.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $3.1 million and $3.6 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 120 employees were impacted. Of these 120 employees, approximately 80 employees have exited the Company in the first quarter of 2012. The cash payments for these employees will be substantially completed by the third quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.4 million.

During the three months ended March 31, 2011, we recorded a $4.2 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $4.2 million in accordance with the provisions of ASC 712-10. Approximately 95 employees were impacted. Of these 95 employees, approximately 60 employees exited the Company in the first quarter of 2011. The cash payments for these employees were substantially completed by the third quarter of 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2011	$8.3	$2.2	$10.5
Charge Taken during First Quarter 2012	6.7	2.4	9.1
Payments during First Quarter 2012	(4.0)	(1.0)	(5.0)

Balance Remaining as of March 31, 2012	$11.0	$3.6	$14.6

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2010	$8.9	$0.5	$9.4
Charge Taken during First Quarter 2011	4.2	0.0	4.2
Payments/Pension Plan Settlement(1) during First Quarter 2011	(5.1)	0.0	(5.1)

Balance Remaining as of March 31, 2011	$8.0	$0.5	$8.5

(1)	We incurred a settlement of $1.0 million in the first quarter of 2011 related to our Canadian Pension Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	At March 31, 2012	At December 31, 2011
Debt Maturing Within One Year:
Other	$1.0	$1.1

Total Debt Maturing Within One year	$1.0	$1.1

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.8 million discount as of March 31, 2012 and December 31, 2011, respectively)	$699.2	$699.2
Fair Value Adjustment Related to Hedged Debt	4.8	4.4
Credit Facility	137.1	259.4
Other	0.7	0.9

Total Debt Maturing After One Year	$841.8	$963.9

Fixed-Rate Notes

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (“the 2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50%, which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million to “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2010. The 2015 notes of $299.2 million, net of $0.8 million remaining discount, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at March 31, 2012.

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

In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges was to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions have been accounted for as fair value hedges. We have recognized the gain or loss on the derivative instruments, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income.

In March 2012, in connection with our objective to manage exposure to interest rate changes and our policy to manage our fixed and floating-rate debt mix, these interest rate derivatives were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income at March 31, 2012. The $5.0 million cash received is reflected as an offset to interest paid in the consolidated statement of cash flows at March 31, 2012.

Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March, 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.1 million of amortization was recorded from the swap termination date through March 31, 2012, resulting in a balance of $4.8 million in our unaudited consolidated balance sheet at March 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below the Standard & Poor’s and Fitch A-credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below 6.00%. As of March 31, 2012, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. The 2013 notes are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at March 31, 2012.

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

Credit Facility

At March 31, 2012 and December 31, 2011, we had an $800 million, five-year bank revolving credit facility, which expires in October 2016. Borrowings under the $800 million credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the credit agreement. We were in compliance with these credit facility covenants at March 31, 2012 and December 31, 2011.

At March 31, 2012 and December 31, 2011, we had $137.1 million and $259.4 million, respectively, of borrowings outstanding under the $800 million credit facility with weighted average interest rates of 1.25% and 1.58%, respectively. We borrowed under these facilities from time-to-time during the three months ended March 31, 2012 to supplement the seasonality in the timing of receipts in order to fund our working capital.

Other

At March 31, 2012 and December 31, 2011, certain of our international operations had uncommitted lines of credit of $3.4 million and $3.2 million, respectively. There were no borrowings outstanding under these lines of credit at March 31, 2012 and $0.2 million of borrowings outstanding under these lines of credit at December 31, 2011. These arrangements have no material facility fees and no compensating balance requirements.

At March 31, 2012 and December 31, 2011, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties and guarantees in favor of certain of our banks totaling $13.2 million and $12.2 million, respectively.

In March 2012 we terminated our interest rate derivative transactions resulting in the receipt of $5.0 million in cash on the date of termination. The $5.0 million cash received is reflected as an offset to interest paid in the consolidated statement of cash flows, resulting in a net interest received of $4.4 million for all outstanding debt for the three months ended March 31, 2012. Interest paid for all outstanding debt totaled $0.8 million during the three months ended March 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 5 — Earnings Per Share

In accordance with the authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 30,266 shares and 102,967 shares for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,
	2012	2011
Net Income Attributable to D&B	$63.4	$49.9
Less: Allocation to Participating Securities	0.0	(0.1)

Net Income Attributable to D&B Common Shareholders - Basic and Diluted	$63.4	$49.8

Weighted Average Number of Shares Outstanding - Basic	47.7	49.5
Dilutive Effect of Our Stock Incentive Plans	0.4	0.5

Weighted Average Number of Shares Outstanding - Diluted	48.1	50.0

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.33	$1.00

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.32	$1.00

Stock-based awards to acquire 889,245 shares and 1,098,010 shares of common stock were outstanding at March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire 10 years from the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Our share repurchases were as follows:

	For the Three Months Ended March 31,
Program	2012			2011
	Shares		$ Amount	Shares		$ Amount
	(Dollar amounts in millions)
Share Repurchase Programs	0.0	(a)	$0.0	182,350	(b)	$15.0
Repurchases to Mitgate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	0.0	(c)	0.0	229,750	(c)	$18.7

Total Repurchases	0.0		$0.0	412,100		$33.7

(a)	In October 2011, our Board of Directors approved a $500 million share repurchase program, which commenced in November 2011 upon completion of our then existing $200 million share repurchase program. Although there is not currently a specific time frame within which we plan to complete this share repurchase program, we intend to continue our policy of returning excess free cash to shareholders in the form of buybacks and/or dividends.

(b)	In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009 upon completion of our then existing $400 million, two-year repurchase program. This program was completed in November 2011.

(c)	In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This program commenced in October 2010 and expires in October 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 6 — Other Accrued and Current Liabilities

	At March 31, 2012	At December 31, 2011
Restructuring Accruals	$14.6	$10.5
Professional Fees	45.1	33.6
Operating Expenses	42.6	35.1
Spin-Off Obligation(1)	1.6	20.5
Other Accrued Liabilities	46.7	53.9

	$150.6	$153.6

(1)	In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the Internal Revenue Service (“IRS”) issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2010 consistent with the IRS rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2008 to 2010 of approximately $1.6 million in the aggregate for such years. This liability was reduced from $20.5 million at December 31, 2011 to $1.6 million at March 31, 2012 due to expiration of the statute of limitations. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate, which represented the incremental tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS’ rulings. In February 2011, we paid Moody’s an additional sum of approximately $2.5 million, for tax years 2003-2005. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $1.6 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.

Note 7 — Contingencies

We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to our consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at March 31, 2012.

China Operations

On March 18, 2012, we announced that we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we are cooperating with the local Chinese investigation and have voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Because the investigation is in its early stage, we cannot predict the ultimate outcome of the matter or its impact, if any, on our business, financial condition, or results of operations. No amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in our consolidated financial statements.

In connection with the ongoing investigation and evaluation of other factors, such as the time, cost and management bandwidth required to resolve the current matters and restart the business, as well as the very fluid situation in China, we subsequently determined to permanently cease the operations of Roadway and we have begun the process of winding down the business. The Roadway shut-down had no impact in our first quarter 2012 Asia Pacific revenue. For the first quarter of 2012, $5.4 million of revenue and $14.5 million of operating loss was related to the Roadway business. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income. During the first quarter of 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit.

Nicholas Martin v. Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc., No. 12 CV 215 (USDC N.D. III.)

On January 11, 2012, Nicholas Martin filed suit against Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc. in the United States District Court for the Northern District of Illinois. The complaint alleges that Defendants violated the Telephone Consumer Protection Act (“TCPA”) (47 U.S.C. §227) by placing a call to Plaintiff’s cell phone using an automatic telephone dialing system. Plaintiff seeks to bring this action as a class action on behalf of all persons who received a call on their cell phone which was initiated by Defendant(s) using an automatic telephone dialing system during the period January 11, 2009 to the present. Both D&B and Convergys answered the complaint on March 2, 2012. Plaintiff has filed a motion for class certification. Discovery has commenced and at this point no discovery cut-off dates or other deadlines have been set. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 8 — Income Taxes

For the three months ended March 31, 2012, our effective tax rate was 11.5% as compared to 37.8% for the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was positively impacted by a tax benefit on a loss on the tax basis of a legal entity and by tax benefits from the divestiture of the domestic portion of our Japan operations and negatively impacted by the impairments related to permanently ceasing the operations of Roadway in China for which we have begun the process of winding down the business. Our effective tax rate for the three months ended March 31, 2011 was negatively impacted by the sale of an investment in North America and increased spending on our Strategic Technology Investment in foreign jurisdictions with lower statutory tax rates and positively impacted by the receipt of a refund from the IRS for a legacy tax matter. For the three months ended March 31, 2012, there are no known changes in our effective tax rate that we expect may reasonably have a material impact on our operations or future performance.

The total amount of gross unrecognized tax benefits as of March 31, 2012 was $124.8 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $117.2 million, net of tax benefits. During the three months ended March 31, 2012, we increased our unrecognized tax benefits by $4.7 million, net of decreases. The increase is primarily due to legacy tax matters.

We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the IRS for years prior to 2005. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2008. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2007.

The IRS has completed its examination of our 2004, 2005 and 2006 tax years. During the year ended December 31, 2010, the IRS proposed certain adjustments to our Research Tax Credits and Domestic Production Deduction. We agreed with the proposed Research Tax Credit adjustments which were fully reserved under authoritative guidance. We disagreed with the proposed Domestic Production Deduction adjustments and are currently having this matter reviewed by the IRS Office of Appeals. We expect this dispute will be resolved within twelve to eighteen months. Should the IRS Office of Appeals decide in favor of the IRS, we do not expect the Domestic Production Deduction adjustment to have a material impact on our consolidated statement of operations and comprehensive income or consolidated statement of cash flows.

The IRS is examining our 2007, 2008 and 2009 tax years. We expect the examination will be completed in the fourth quarter of 2013.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense, net of tax benefits, recognized for each of the three months ended March 31, 2012 and 2011 was $0.5 million and $0.7 million, respectively. The total amount of accrued interest as of March 31, 2012 was $12.1 million, net of tax benefits, as compared to $13.0 million, net of tax benefits, as of March 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans		Postretirement Benefit Obligations
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2012	2011	2012	2011
Components of Net Periodic Cost (Income):
Service cost	$1.6	$1.7	$0.1	$0.1
Interest cost	18.7	21.4	0.2	0.2
Expected return on plan assets	(24.8)	(27.6)	0.0	0.0
Amortization of prior service cost (credit)	0.1	0.1	(2.5)	(2.5)
Recognized actuarial loss (gain)	8.8	6.8	(0.5)	(0.5)

Net Periodic Cost (Income)	$4.4	$2.4	$(2.7)	$(2.7)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 that we expected to contribute $26.0 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $6.0 million to our postretirement benefit plan for the year ended December 31, 2012. As of March 31, 2012, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans of $4.4 million and postretirement benefit plan of $0.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 10 — Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources.

Simultaneously with the sale of the domestic portion of our Japanese operations to TSR, we entered into a ten-year commercial arrangement to provide TSR with global data for its Japanese competitors and became the exclusive distributor of TSR data to our Worldwide Network partners. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Partnerships has been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment.

On January 1, 2012, we began managing our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, China, India and Asia Pacific Partnerships); and

•	Europe and Other International Markets (which primarily consists of our operations in the UK, Netherlands, Belgium, Latin America and European Partnerships).

Prior to January 1, 2012, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, Netherlands, Belgium, Latin America and our Worldwide Network).

Our customer solution sets are D&B Risk Management Solutions™, D&B Sales & Marketing Solutions™ and D&B Internet Solutions™. Inter-segment sales are immaterial, and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges, intercompany transactions and our Strategic Technology Investment, which we refer to as “MaxCV” for Maximizing Customer Value, because these charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended March 31,
	2012	2011
Revenue:
North America	$285.5	$288.5
Asia Pacific	47.2	40.6
Europe and Other International Markets	57.4	56.3

Consolidated Core	390.1	385.4
Divested Business	12.7	18.2

Consolidated Total	$402.8	$403.6

Operating Income (Loss):
North America	102.5	106.9
Asia Pacific	(11.1)	(1.8)
Europe and Other International Markets	14.2	11.0

Total Segments	105.6	116.1
Corporate and Other(1)	(31.2)	(26.8)

Consolidated Total	74.4	89.3
Non-Operating Income (Expense), Net(2)	(2.4)	(12.1)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$72.0	$77.2

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended March 31,
	2012	2011
Corporate Costs	$(12.5)	$(12.7)
Restructuring Expense	(9.1)	(4.2)
Strategic Technology Investment or MaxCV	(8.4)	(9.9)
Legal Fees Associated with Allegations in China	(1.2)	0.0

Total Corporate and Other	$(31.2)	$(26.8)

(2)	The following table summarizes “Non-Operating Income (Expense):”

	For the Three Months Ended March 31,
	2012	2011
Interest Income	$0.1	$0.4
Interest Expense	(9.1)	(9.2)
Other Income (Expense) - Net	6.6	(3.3)

Non-Operating Income (Expense) - Net	$(2.4)	$(12.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended March 31,
	2012	2011
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$170.2	$178.7
Sales & Marketing Solutions	86.1	81.8
Internet Solutions	29.2	28.0

North America Core Revenue	285.5	288.5
Divested Businesses(3)	0.0	2.7

Total North America Revenue	285.5	291.2

Asia Pacific:
Risk Management Solutions	35.1	32.2
Sales & Marketing Solutions	11.9	8.2
Internet Solutions	0.2	0.2

Asia Pacific Core Revenue	47.2	40.6
Divested Businesses(3)	12.7	15.5

Total Asia Pacific Revenue	59.9	56.1

Europe and Other International Markets:
Risk Management Solutions	47.7	46.7
Sales & Marketing Solutions	9.0	9.0
Internet Solutions	0.7	0.6

Europe and Other International Markets Core Revenue	57.4	56.3
Divested Businesses	0.0	0.0

Total Europe and Other International Markets Revenue	57.4	56.3

Consolidated Total:
Risk Management Solutions	253.0	257.6
Sales & Marketing Solutions	107.0	99.0
Internet Solutions	30.1	28.8

Core Revenue	390.1	385.4
Divested Businesses(3)	12.7	18.2

Consolidated Total Revenue	$402.8	$403.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

(3)	During the three months ended March 31, 2012, we completed the sale of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies. These businesses have been classified as “Divested Businesses.” These divested businesses contributed 21% and 28% of our Asia Pacific total revenue for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012, we completed the sale of: i) AllBusiness.com, Inc.; and ii) Purisma Incorporated. These businesses have been classified as “Divested Businesses.” These divested businesses contributed 1% in the aggregate of our North America total revenue for the three months ended March 31, 2011. No revenue was earned in 2012 related to these divested businesses.

The following table represents divested revenue by solution set:

	For the Three Months Ended March 31,
	2012	2011
Divested Businesses:
Risk Management Solutions	$8.7	$8.9
Sales & Marketing Solutions	4.0	8.2
Internet Solutions	0.0	1.1

Total Divested Revenue	$12.7	$18.2

	At March 31, 2012	At December 31, 2011
Assets:
North America	$713.6	$790.6
Asia Pacific	455.8	466.8
Europe and Other International Markets	323.1	317.8

Total Segments	1,492.5	1,575.2
Corporate and Other (primarily taxes)	411.3	401.9

Consolidated Total	$1,903.8	$1,977.1

Goodwill(4):
North America	$266.5	$266.0
Asia Pacific	238.6	222.0
Europe and Other International Markets	112.9	110.4

Consolidated Total	$618.0	$598.4

(4)	The increase in goodwill in the Asia Pacific and Europe and Other International Markets operating segments to $238.6 million and $112.9 million, respectively, at March 31, 2012 from $222.0 million and $110.4 million, respectively, at December 31, 2011 was primarily due to the positive impact of foreign currency translation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 11 — Financial Instruments

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

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at March 31, 2012 and December 31, 2011, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at March 31, 2012 and December 31, 2011, because we sell to a large number of customers in different geographical locations.

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

Fair Value Hedges

For interest rate derivative instruments that are designated and qualify as a fair value hedge, we assess quarterly whether the interest rate swaps are highly effective in offsetting changes in the fair value of the hedged debt. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of “Other Income (Expense)—Net” in our consolidated statement of operations and comprehensive income. The effectiveness of the hedge is monitored on an ongoing basis for hedge accounting purposes, and if the hedge is considered ineffective, we discontinue hedge accounting prospectively.

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (“the 2015 notes”). In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges was to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions have been accounted for as fair value hedges. We have recognized the gain or loss on the derivative instruments, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense)—Net” in our consolidated statement of operations and comprehensive income.

In March 2012, in connection with our objective to manage exposure to interest rate changes and our policy to manage our fixed and floating-rate debt mix, these interest rate derivatives were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income at March 31, 2012. The $5.0 million cash received is reflected as an offset to interest paid in the consolidated statement of cash flows at March 31, 2012.

Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March, 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.1 million of amortization was recorded from the swap termination date through March 31, 2012, resulting in a balance of $4.8 million in our unaudited consolidated balance sheet at March 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Approximately $0.5 million of derivative losses offset by a $0.4 million gain on the fair value adjustment related to the hedged debt were recorded for the three months ended March 31, 2011.

Cash Flow Hedges

For interest rate derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the periodic hedge remeasurement gains or losses on the derivative are reported as a component of other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these interest rate swaps as cash flow hedges against variability in cash flows related to our then existing $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in the fair value of the hedges were recorded in other comprehensive income. In connection with the termination of our former $650 million credit facility, these interest rate derivative transactions were terminated, resulting in an acceleration of payments otherwise due under the instruments of $0.3 million on October 25, 2011, the credit facility termination date and were recorded in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income at December 31, 2011.

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

As of March 31, 2012 and 2011, the notional amounts of our foreign exchange contracts were $268.5 million and $362.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$0.0	Other Current Assets	$4.3	Other Accrued & Current Liabilities	$0.0	Other Accrued & Current Liabilities	$0.0

Total Derivatives designated as hedging instruments		$0.0		$4.3		$0.0		$0.0

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.0	Other Current Assets	$0.7	Other Accrued & Current Liabilities	$0.4	Other Accrued & Current Liabilities	$0.7
Foreign exchange options contracts	Other Current Assets	0.2	Other Current Assets	0.0	Other Accrued & Current Liabilities	0.0	Other Accrued & Current Liabilities	0.0

Total derivatives not designated as hedging instruments		$0.2		$0.7		$0.4		$0.7

Total Derivatives		$0.2		$5.0		$0.4		$0.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$0.0	$0.3	Non-Operating Income (Expenses) - Net	$0.0	$(0.4)	Non-Operating Income (Expenses) - Net	$0.0	$0.0

	Gain or (Loss) Recognized in Income on Derivative
Derivatives in Fair Value Hedging Relationships	Location	For the Three Months Ended March 31,		Hedged Item	Location	For the Three Months Ended March 31,
		2012	2011			2012	2011
Interest rate contracts	Non-Operating Income (Expenses) - Net	$0.8	$(0.5)	Fixed- rate debt	Non-Operating Income (Expenses) - Net	$(0.5)	$0.4

Our foreign exchange forward and option contracts are not designated as hedging instruments under authoritative guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income On Derivative
		For the Three Months Ended
		March 31,
		2012	2011
Forward exchange contracts	Non-Operating Income (Expenses) - Net	$5.4	$3.0

Fair Value of Financial Instruments

Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term borrowings. We use short-term foreign exchange forward contracts to hedge short-term foreign currency-denominated intercompany loans, net investments in foreign subsidiaries and certain third-party and intercompany transactions and we use foreign exchange option contracts to reduce the volatility that fluctuating foreign exchange rates may have on our international earnings streams. Fair value for derivative financial instruments is determined utilizing a market approach.

We have a process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, we use quotes from independent pricing vendors based on recent trading activity and other relevant information including market interest rate curves and referenced credit spreads.

In addition to utilizing external valuations, we conduct our own internal assessment of the reasonableness of the external valuations by utilizing a variety of valuation techniques including Black-Scholes option pricing and discounted cash flow models that are consistently applied. Inputs to these models include observable market data, such as yield curves, and foreign exchange rates where applicable. Our assessments are designed to identify prices that appear stale, those that have changed significantly from prior valuations and other anomalies that may indicate that a price may not be accurate. We also follow established routines for reviewing and reconfirming valuations with the pricing provider, if deemed appropriate. In addition, the pricing provider has an established challenge process in place for all valuations, which facilitates identification and resolution of potentially erroneous prices. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our own creditworthiness and constraints on liquidity. For inactive markets that do not have observable pricing or sufficient trading volumes, or for positions that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate will be used.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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

The following table summarizes fair value measurements by level at March 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at March 31, 2012
Assets:
Cash Equivalents(1)	$34.0	$0.0	$0.0	$34.0
Other Current Assets:
Foreign Exchange Option Contracts(2)	$0.0	$0.2	$0.0	$0.2

Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$0.0	$0.4	$0.0	$0.4

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

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

At March 31, 2012 and December 31, 2011, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy) are as follows:

	Balance at
	March 31, 2012		December 31, 2011
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term Debt	$699.2	$739.8	$699.2	$723.3

Credit Facilities	$137.1	$137.8	$259.4	$259.8

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

During the first quarter of 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. As a result of the ongoing investigation and evaluation of other factors, such as the time, cost and management bandwidth required to resolve the current matters and restart the business, as well as the very fluid situation in China, we subsequently determined to permanently cease the operations of Roadway and we have begun the process of winding down the business. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on this investigation. We determined that the new cost basis of intangible assets, prepaid costs and software is zero based on Level III inputs (see “Fair Value Measurements” above for discussion on Level inputs) to measure fair value, as market data of these assets are not readily available. We wrote down the accounts receivable to its realizable value based on the probability of collecting from the customer accounts. Of the $12.9 million impairment charge, $4.1 million was included in “Operating Costs” and $8.8 million was included in “Selling and Administrative Expenses” in our Asia Pacific segment.

During the three months ended March 31, 2011, we did not measure any assets or liabilities at fair value on a nonrecurring basis.

Note 12 — Divestiture

Domestic Portion of our Japanese Joint Venture

In February 2012, we completed the sale of the domestic portion of our Japan operations to TSR, our local joint venture partner since December 2007, for $4.5 million. As a result, we recorded a pre-tax gain of $3.0 million in Other Income (Expense) – Net in the consolidated statement of operations and comprehensive income during the three months ended March 31, 2012. Our domestic Japanese operations generated approximately $64 million in revenue during 2011.

Simultaneously with closing this transaction, we entered into a ten-year commercial arrangement to provide TSR with global data for its Japanese customers and to become the exclusive distributor of TSR data to our World Wide Network partners.

AllBusiness.com, Inc.

In February 2012, we completed the sale of AllBusiness.com, Inc., a U.S. entity included in our North American reporting segment, for $0.4 million. As a result, we recorded a pre-tax loss of $0.4 million in Other Income (Expense) – Net in the consolidated statement of operations and comprehensive income during the three months ended March 31, 2012.

Chinese Market Research Joint Ventures

In January 2012, we completed the sale of our market research business in China, consisting of two joint venture companies, by selling our equity interests in such companies to our partner for a total purchase price of $5.0 million. As a result, we recorded a pre-tax gain of $1.4 million in Other Income (Expense) – Net in the consolidated statement of operations and comprehensive income during the three months ended March 31, 2012. The joint venture generated approximately $16 million in revenue during 2011.

Purisma Incorporated

In January 2012, we completed the sale of Purisma Incorporated, a U.S. entity included in our North American reporting segment, for $2.0 million. As a result, we recorded a pre-tax gain of $2.0 million in Other Income (Expense) – Net in the consolidated statement of operations and comprehensive income during the three months ended March 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 13 — Subsequent Events

Dividend Declaration

In May 2012, we approved the declaration of a dividend of $0.38 per share for the second quarter of 2012. This cash dividend will be payable on June 13, 2012 to shareholders of record at the close of business on May 29, 2012.

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

Simultaneously with the sale of the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd. (“TSR”), we entered a ten-year commercial arrangement to provide TSR with global data for its Japanese competitors and became the exclusive distributor of TSR data to our Worldwide Network partners. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Partnerships has been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment.

On January 1, 2012, we began managing our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, China, India and Asia Pacific Partnerships); and

•	Europe and Other International Markets (which primarily consists of our operations in the UK, Netherlands, Belgium, Latin America and European Partnerships).

Prior to January 1, 2012, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, Netherlands, Belgium, Latin America and our Worldwide Network).

How We Manage Our Business

For internal management purposes, we refer to “core revenue,” which we calculate as total operating revenue less the revenue of divested businesses. Core revenue is used to manage and evaluate the performance of our segments and to allocate resources because this measure provides an indication of the underlying changes in revenue in a single performance measure. Core revenue does not include reported revenue of divested and shut-down businesses since they are not included in future revenue.

During the three months ended March 31, 2012, we completed the sale of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies. These businesses have been classified as “Divested Businesses.” These divested businesses contributed 21% and 28% of our Asia Pacific total revenue for the three months ended March 31, 2012 and 2011, respectively. See Note 10 and Note 12 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

During the three months ended March 31, 2012, we completed the sale of: i) AllBusiness.com, Inc.; and ii) Purisma Incorporated. These businesses have been classified as “Divested Businesses.” No revenue was earned in 2012 related to these divested businesses. These divested businesses contributed 1% in the aggregate of our North America total revenue for the three months ended March 31, 2011. See Note 10 and Note 12 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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

Overview

Simultaneously with the sale of the domestic portion of our Japanese operations to TSR, we entered into a ten-year commercial arrangement to provide TSR with global data for its Japanese competitors and became the exclusive distributor of TSR data to our Worldwide Network partners. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Partnerships has been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment.

On January 1, 2012, we began managing our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, China, India and Asia Pacific Partnerships); and

•	Europe and Other International Markets (which primarily consists of our operations in the UK, Netherlands, Belgium, Latin America and European Partnerships).

Prior to January 1, 2012, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, Netherlands, Belgium, Latin America and our Worldwide Network).

The financial statements of our subsidiaries outside North America reflect a fiscal quarter ended February 29 to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

The following table presents the contribution by segment to total revenue and core revenue:

	For the Three Months Ended March 31,
	2012	2011
Total Revenue:
North America	71%	72%
Asia Pacific	15%	14%
Europe and Other International Markets	14%	14%
Core Revenue:
North America	73%	75%
Asia Pacific	12%	10%
Europe and Other International Markets	15%	15%

The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Three Months Ended March 31,
	2012	2011
Total Revenue by Customer Solution Set(1):
Risk Management Solutions	63%	64%
Sales & Marketing Solutions	27%	25%
Internet Solutions	7%	7%
Core Revenue by Customer Solution Set:
Risk Management Solutions	65%	67%
Sales & Marketing Solutions	27%	26%
Internet Solutions	8%	7%

(1)	Our divested businesses contributed 3% and 4% of our total consolidated revenue for the three months ended March 31, 2012, and 2011, respectively. See Note 10 and Note 12 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

Our customer solution sets are discussed in greater detail in “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Within our Risk Management Solutions, we monitor the performance of our “Traditional” products, our “Value-Added” products and our “Supply Management” products. Within our Sales & Marketing Solutions, we monitor the performance of our “Traditional” products and our “Value-Added” products.

Risk Management Solutions

Our Traditional Risk Management Solutions include our DNBi product line, as well as reports from our database which are used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2012	2011
Risk Management Solutions Revenue	76%	75%
Total Revenue	48%	48%
Core Revenue	49%	50%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2012	2011
Risk Management Solutions Revenue	19%	20%
Total Revenue	12%	12%
Core Revenue	12%	13%

Our Supply Management Solutions can help companies better understand the financial risk of their supply chain. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2012	2011
Risk Management Solutions Revenue	5%	5%
Total Revenue	3%	4%
Core Revenue	4%	4%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended March 31,
	2012	2011
Sales & Marketing Solutions Revenue	35%	37%
Total Revenue	10%	9%
Core Revenue	9%	10%

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

	For the Three Months Ended March 31,
	2012	2011
Sales & Marketing Solutions Revenue	65%	63%
Total Revenue	17%	16%
Core Revenue	18%	16%

Critical Accounting Policies and Estimates

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

See Note 2 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for disclosure of the impact that recent accounting pronouncements may have on our unaudited consolidated financial statements.

Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in Item 1. of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2011, all of which have been prepared in accordance with GAAP.

Consolidated Revenue

The following table presents our core and total revenue by segment:

	For the Three Months Ended March 31,
	2012	2011
	(Amounts in millions)
Revenue:
North America	$285.5	$288.5
Asia Pacific	47.2	40.6
Europe and Other International Markets	57.4	56.3

Core Revenue	390.1	385.4
Divested Businesses	12.7	18.2

Total Revenue	$402.8	$403.6

The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended March 31,
	2012	2011
	(Amounts in millions)
Revenue:
Risk Management Solutions	$253.0	$257.6
Sales & Marketing Solutions	107.0	99.0
Internet Solutions	30.1	28.8

Core Revenue	390.1	385.4
Divested Businesses	12.7	18.2

Total Revenue	$402.8	$403.6

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Total revenue decreased $0.8 million, or less than 1% (both before and after the effect of foreign exchange), for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease in total revenue was primarily driven by a decrease in North America total revenue of $5.7 million, or 2% (both before and after the effect of foreign exchange), partially offset by an increase in Asia Pacific total revenue of $3.8 million, or 7% (4% increase before the effect of foreign exchange) and an increase in Europe and Other International Markets total revenue of $1.1 million, or 2% (3% increase before the effect of foreign exchange).

North America total revenue was negatively impacted by the divesture of AllBusiness.com, Inc. and Purisma Incorporated in the first quarter of 2012, which we reclassified as divested businesses and accounted for $2.7 million of revenue for the three months ended March 31, 2011. No revenue was earned in 2012 related to these divested businesses.

Asia Pacific total revenue was negatively impacted by the divestiture of our market research business in China, consisting of two joint venture companies, in the first quarter of 2012, which we reclassified as a divested business and accounted for a $3.2 million decline for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Core revenue, which reflects total revenue less revenue from a divested business, increased $4.7 million, or 1% (both before and after the effect of foreign exchange), for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in core revenue is primarily attributed to:

•	Growth in our products as a result of increased commitments primarily related to our Optimizer product, as well as growth in our new Data as a Service or “DaaS” products;

•	An increase in revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011; and

•	The positive impact of foreign exchange;

partially offset by:

•	Lower revenue from non-DNBi subscription products as customers continue to manage their spend in the current economic climate and migration to usage based products at a lower value; and

•	A one-time benefit in the prior year due to upfront revenue recognition on the existing customer set as a result of allocation of revenue in an arrangement using the best estimated selling price.

Customer Solution Sets

On a customer solution set basis, core revenue reflects:

•

A $4.6 million, or 2% decrease (both before and after the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in North America of $8.5 million, or 5% (both before and after the effect of foreign exchange), partially offset by an increase in revenue in Asia Pacific of $2.9 million, or 9% (7% increase before the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $1.0 million, or 2% (3% increase before the effect of foreign exchange);

•

A $8.0 million, or 8% increase (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $4.3 million, or 5% (both before and after the effect of foreign exchange), an increase in revenue in Asia Pacific of $3.7 million, or 44% (both before and after the effect of foreign exchange); and

•

A $1.3 million, or 5% increase (both before and after the effect of foreign exchange), in Internet Solutions. The increase was driven by an increase in revenue in North America of $1.2 million, or 5% (both before and after the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $0.1 million, or 21% (23% increase before the effect of foreign exchange).

Recent Developments

On March 18, 2012, we announced that we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act (“FCPA”) and certain other laws in our China operations. As previously reported, we are cooperating with the local Chinese investigation and have voluntarily contacted the Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.

In connection with the ongoing investigation and evaluation of other factors, such as the time, cost and management bandwidth required to resolve the current matters and restart the business, as well as the very fluid situation in China, we subsequently determined to permanently cease the operations of Roadway and we have begun the process of winding down the business. The Roadway shut-down had no impact in our first quarter 2012 Asia Pacific revenue. For the first quarter of 2012, $5.4 million of revenue and $14.5 million of operating loss was related to the Roadway business. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income. During the first quarter of 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. In addition, we performed a goodwill impairment assessment for the Greater China reporting unit during the first quarter of 2012. The assessment did not result in a goodwill impairment charge for the first quarter of 2012. The key assumptions factored in the goodwill impairment assessment were: recent operating results, economic projections, anticipated future revenue and cash flows and potential sanctions imposed by the Chinese government. The fair value of the Greater China reporting unit exceeded its carrying value by approximately 15%. Total goodwill associated with the reporting unit was $35.9 million at March 31, 2012. A 100 basis points increase or decrease in the revenue growth or discount rate assumption will have a 5% impact on the fair value of the Greater China reporting unit. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on this investigation.

We are presently unable to predict the duration, scope or result of the Audit Committee’s investigation, of any investigations by the SEC, or the DOJ, or any other US or foreign governmental authority, or whether any such authority will commence any legal action against us. The SEC and the DOJ have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. These investigations could ultimately result in penalties or other payments by us. In connection with the wind down of the Roadway operations, we believe we may incur additional cash expenditures for severance, lease payments, etc.

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
	(Amounts in millions)
Operating Expenses	$144.6	$137.2
Selling and Administrative Expenses	154.5	153.5
Depreciation and Amortization	20.2	19.4
Restructuring Charge	9.1	4.2

Operating Costs	$328.4	$314.3

Operating Income	$74.4	$89.3

Operating Expenses

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Operating expenses increased $7.4 million, or 5%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase was primarily due to the following:

•	Impairment in China related to Roadway (see “Recent Developments” discussed above);

•	Increased data costs; and

•

Increased costs associated with our investments, including our Strategic Technology Investment, which we refer to as “MaxCV” for Maximizing Customer Value, designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers. As part of MaxCV, we are migrating customers to newer, and higher performing platforms, such as Hoover’s, while we are shutting down legacy products that will not be supported by our new data supply chain;

partially offset by:

•	Decreased costs due to the divestiture of our market research business in China, consisting of two joint venture companies.

Selling and Administrative Expenses

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Selling and administrative expenses increased $1.0 million, or 1%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease was primarily due to the following:

•	Impairment in China related to Roadway (see “Recent Developments” discussed above);

partially offset by:

•	Lower compensation costs.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and 401(k) Plan

We had net pension cost of $4.4 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively. Higher pension cost in 2012 was primarily driven by lower expected return from plan assets related to our US qualified plan. For our U.S. plans, the increase in pension cost in 2012 is primarily driven by lower expected return from plan assets. For 2012, we use an expected long-term rate of return of 7.75%, a 50 basis points decrease, compared to 8.25% used for 2011. Additionally, lower expected return from plan assets is also due to the lower market-related value of plan assets, which increase our 2012 net pension cost. Higher actuarial losses amortization in 2012 is substantially offset by lower interest cost, both driven by a lower discount rate. The discount rate applied to our U.S. plans at January 1, 2012 is 4.05%, a 101 basis points decrease from the 5.06% discount rate used for 2011.

We had postretirement benefit income of $2.7 million for both the three months ended March 31, 2012 and 2011.

We had expense associated with our 401(k) Plan of $2.8 million and $3.2 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in expense in 2012 was due to the lower company match as a result of lower employee contributions driven by lower commission payout and headcount. The employer maximum match was 50% of seven percent of a team member’s eligible compensation, subject to certain 401(k) Plan limitations.

Stock-Based Compensation

For the three months ended March 31, 2012, we recognized total stock-based compensation expense of $3.1 million, compared to $3.6 million for the three months ended March 31, 2011.

Expense associated with our stock option programs was $0.9 million for the three months ended March 31, 2012, compared to $1.0 million for the three months ended March 31, 2011. The decrease was primarily due to a decrease in the fair value of the stock options issued over the past several years.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $2.0 million for the three months ended March 31, 2012, compared to $2.3 million for the three months ended March 31, 2011. The decrease was primarily due to a decrease in the fair value of the awards issued over the past several years.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million for the three months ended March 31, 2012, compared to $0.3 million for the three months ended March 31, 2011.

We expect total equity-based compensation of approximately $14.3 million for 2012. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization increased $0.8 million, or 4%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was primarily driven by an increase in amortization of acquired intangible assets resulting from our previous acquisitions.

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

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

During the three months ended March 31, 2012, we recorded a $9.1 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $3.1 million and $3.6 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 120 employees were impacted. Of these 120 employees, approximately 80 employees have exited the Company in the first quarter of 2012. The cash payments for these employees will be substantially completed by the third quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.4 million.

During the three months ended March 31, 2011, we recorded a $4.2 million restructuring charge in connection with Financial Flexibility initiatives. The significant components of these charges included:

•

Severance and termination costs of $4.2 million in accordance with the provisions of ASC 712-10. Approximately 95 employees were impacted. Of these 95 employees, approximately 60 employees exited the Company in the first quarter of 2011. The cash payments for these employees were substantially completed by the third quarter of 2011.

Interest Income (Expense) — Net

The following table presents our “Interest Income (Expense) – Net” for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(Amounts in millions)
Interest Income	$0.1	$0.4
Interest Expense	(9.1)	(9.2)

Interest Income (Expense) - Net	$(9.0)	$(8.8)

Interest income decreased $0.3 million, or 66%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease in interest income is primarily attributable to lower average amounts of invested balances.

Interest expense decreased $0.1 million, or 1%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease in interest expense is primarily attributable to lower average amounts of debt outstanding.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(Amounts in millions)
Effect of Legacy Tax Matters	$0.1	$0.2
Gain on Sale of Businesses(a)	6.0	0.0
Loss on Investment(b)	0.0	(3.2)
Miscellaneous Other Income (Expense) Net(c)	0.5	(0.3)

Other Income (Expense) - Net	$6.6	$(3.3)

(a)	During the three months ended March 31, 2012, we recognized gains primarily related to the sale of the domestic portion of our Japanese operations to TSR and our market research business in China, consisting of two joint venture companies. See Note 12 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q.

(b)	During the three months ended March 31, 2011, we recorded an impairment charge related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on MaxCV.

(c)	Miscellaneous Other Income (Expense) – Net increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to foreign exchange.

Provision for Income Taxes

For the three months ended March 31, 2012, our effective tax rate was 11.5% as compared to 37.8% for the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was positively impacted by a tax benefit on a loss on the tax basis of a legal entity and by tax benefits from the divestiture of the domestic portion of our Japan operations and negatively impacted by the impairments related to permanently ceasing the operations of Roadway in China for which we have begun the process of winding down the business. Our effective tax rate for the three months ended March 31, 2011 was negatively impacted by the sale of an investment in North America and increased spending on MaxCV in foreign jurisdictions with lower statutory tax rates and positively impacted by the receipt of a refund from the Internal Revenue Service (“IRS”) for a legacy tax matter. For the period ended March 31, 2012, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.

The total amount of gross unrecognized tax benefits as of March 31, 2012 was $124.8 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $117.2 million, net of tax benefits. During the three months ended March 31, 2012, we increased our unrecognized tax benefits by $4.7 million, net of decreases. The increase is primarily due to legacy tax matters.

We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the IRS for years prior to 2005. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2008. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2007.

The IRS has completed its examination of our 2004, 2005 and 2006 tax years. During the year ended December 31, 2010, the IRS proposed certain adjustments to our Research Tax Credits and Domestic Production Deduction. We agreed with the proposed Research Tax Credit adjustments which were fully reserved under authoritative guidance. We disagreed with the proposed Domestic Production Deduction adjustments and are currently having this matter reviewed by the IRS Office of Appeals. We expect this dispute will be resolved within twelve to eighteen months. Should the IRS Office of Appeals decide in favor of the IRS, we do not expect the Domestic Production Deduction adjustment to have a material impact on our consolidated statement of operations and comprehensive income or consolidated statement of cash flows.

The IRS has commenced an examination of our 2007, 2008 and 2009 tax years. We expect the examination will be completed in the fourth quarter of 2013.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense, net of tax benefits, recognized for each of the three months ended March 31, 2012 and 2011 was $0.5 million and $0.7 million, respectively. The total amount of accrued interest as of March 31, 2012 was $12.1 million, net of tax benefits, as compared to $13 million, net of tax benefits, as of March 31, 2011.

Earnings per Share

In accordance with the authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 30,266 shares and 102,967 shares for the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth our EPS for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.33	$1.00

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.32	$1.00

For the three months ended March 31, 2012, basic EPS attributable to D&B common shareholders increased 33%, compared with the three months ended March 31, 2011, due to an increase of 27% in Net Income Attributable to D&B common shareholders and a 4% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases.

For the three months ended March 31, 2012, diluted EPS attributable to D&B common shareholders increased 32%, compared with the three months ended March 31, 2011, due to an increase of 27% in Net Income Attributable to D&B common shareholders and a 4% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases.

Segment Results

Simultaneously with the sale of the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd., we entered into a ten-year commercial arrangement to provide TSR with global data for its Japanese competitors and became the exclusive distributor of TSR data to our Worldwide Network partners. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Partnerships has been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment.

On January 1, 2012, we began managing our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, China, India and Asia Pacific Partnerships); and

•	Europe and Other International Markets (which primarily consists of our operations in the UK, Netherlands, Belgium, Latin America and European Partnerships).

Prior to January 1, 2012, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, Netherlands, Belgium, Latin America and our Worldwide Network).

North America

North America is our largest segment representing 71% of our total revenue for the three months ended March 31, 2012 compared to 72% of our total revenue for the three months ended March 31, 2011, respectively.

During the three months ended March 31, 2012, we completed the sale of: i) AllBusiness.com, Inc.; and ii) Purisma Incorporated. These businesses have been classified as “Divested Businesses.” These divested businesses contributed 1% in the aggregate of our North America total revenue for the three months ended March 31, 2011. See Note 10 and Note 12 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail. No revenue was earned in 2012 related to these divested businesses.

North America represented 73% of our core revenue for the three months ended March 31, 2012 compared to 75% of our core revenue for the three months ended March 31, 2011.

The following table presents our North America revenue by customer solution set and North America operating income for the three months ended March 31, 2012 and 2011.

Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set:

	For the Three Months Ended
	March 31,
	2012	2011
	(Amounts in millions)
Revenue:
Risk Management Solutions	$170.2	$178.7
Sales & Marketing Solutions	86.1	81.8
Internet Solutions	29.2	28.0

North America Core Revenue	285.5	288.5
Divested Businesses	0.0	2.7

North America Total Revenue	$285.5	$291.2

Operating Income	$102.5	$106.9

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

North America Overview

North America total revenue decreased $5.7 million, or 2% (both before and after the effect of foreign exchange), for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. North America total revenue was negatively impacted by the divestiture of AllBusiness.com, Inc. and Purisma Incorporated in the first quarter of 2012, which we reclassified as divested businesses and accounted for $2.7 million of revenue for the three months ended March 31, 2011. Excluding the impact of the divestitures, core revenue decreased $3.0 million, or 1% (both before and after the effect of foreign exchange). No revenue was earned in 2012 related to these divested businesses.

North America Customer Solution Sets

On a customer solution set basis, the $3.0 million decrease in core revenue for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $8.5 million, or 5% (both before and after the effect of foreign exchange), reflects:

Traditional Risk Management Solutions, which accounted for 72% of total North America Risk Management Solutions, decreased 3% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Lower revenue from non-DNBi subscription products as customers continue to manage their spend in the current economic climate and migration to usage based products at a lower value;

partially offset by:

•

Year-over-year growth in our core DNBi subscription plans that excludes modules enabled by our DNBi platform. The increase in DNBi was driven by continued high retention, increased dollar spend for our existing customers and new product releases. We continue to see mid single digit price increases with these customers when they renew these subscription plans.

Value-Added Risk Management Solutions, which accounted for 20% of total North America Risk Management Solutions, decreased 11% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	A shift in product mix from our Value-Added Risk Management Solutions to our Value-Added Sales & Marketing Solutions;

•	A one-time benefit in the prior year due to upfront revenue recognition on the existing customer set as a result of allocation of revenue in an arrangement using the best estimated selling price; and

•	Lower purchases from existing customers of modules enabled by our DNBi platform.

Supply Management Solutions, which accounted for 8% of total North America Risk Management Solutions, decreased 7% (both before and after the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $4.3 million, or 5% (both before and after the effect of foreign exchange), reflects:

Traditional Sales & Marketing Solutions, which accounted for 26% of total North America Sales & Marketing Solutions, decreased 6% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Our decision to stop selling certain legacy products and convert the existing customer base as well as new prospects to Hoover’s solutions;

partially offset by:

•	The positive impact of entering into a commercial arrangement with a third party whereby certain products will be provided under a licensing agreement.

Value-Added Sales & Marketing Solutions, which accounted for 74% of total North America Sales & Marketing Solutions, increased 10% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Growth in our products as a result of increased commitments primarily related to our Optimizer product, as well as growth in our new Data as a Service or “DaaS” products; and

•	A shift in product mix from our Value-Added Risk Management Solutions to our Value-Added Sales & Marketing Solutions;

partially offset by:

•	A one-time benefit in the prior year due to upfront revenue recognition on the existing customer set as a result of allocation of revenue in an arrangement using the best estimated selling price.

Internet Solutions

•

An increase in Internet Solutions of $1.2 million, or 5% (both before and after the effect of foreign exchange), as a result of continued growth in our subscription revenue at Hoover’s as customers see our improved value proposition and innovation in addition to migration by certain customers from Traditional Sales & Marketing Solutions as we completed the bulk of the migration.

North America Operating Income

North America operating income for the three months ended March 31, 2012 was $102.5 million, compared to $106.9 million for the three months ended March 31, 2011, a decrease of $4.4 million, or 4%. The decrease in operating income was primarily attributable to:

•	A decrease in total revenue; and

•	Increased costs associated with our investments and marketing spend;

partially offset by:

•	Lower compensation costs.

Asia Pacific

Asia Pacific represented 15% of our total revenue for the three months ended March 31, 2012, as compared to 14% of our total revenue for the three months ended March 31, 2011.

During the three months ended March 31, 2012, we completed the sale of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies. These businesses have been classified as “Divested Businesses.” The divested businesses contributed 21% and 28% of our Asia Pacific total revenue for the three months ended March 31, 2012 and 2011, respectively. See Note 10 and Note 12 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

Asia Pacific represented 12% of our core revenue for the three months ended March 31, 2012, as compared to 10% of our core revenue for the three months ended March 31, 2011.

The following table presents our Asia Pacific revenue by customer solution set and Asia Pacific operating income for the three months ended March 31, 2012 and 2011.

Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set:

	For the Three Months Ended
	March 31,
	2012	2011
	(Amounts in millions)
Revenue:
Risk Management Solutions	$35.1	$32.2
Sales & Marketing Solutions	11.9	8.2
Internet Solutions	0.2	0.2

Asia Pacific Core Revenue	47.2	40.6
Divested Businesses	12.7	15.5

Asia Pacific Total Revenue	$59.9	$56.1

Operating Income (Loss)	$(11.1)	$(1.8)

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Asia Pacific Overview

Asia Pacific total revenue increased $3.8 million, or 7% (4% increase before the effect of foreign exchange), for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Asia Pacific total revenue was negatively impacted by the divestiture of our market research business in China, which we reclassified as a divested business and accounted for a $3.2 million decline in revenue for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Asia Pacific total revenue was positively impacted by the acquisition of MicroMarketing which contributed seven percentage points of growth before the impact of foreign exchange to total Asia Pacific revenue growth during the three months ended March 31, 2012.

Excluding the impact of the divestiture, core revenue increased $6.6 million, or 16% (15% increase before the effect of foreign exchange) for the three months ended March 31, 2012.

Asia Pacific Customer Solution Sets

On a customer solution set basis, the $6.6 million increase in Asia Pacific core revenue for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $2.9 million, or 9% (7% increase before the effect of foreign exchange), reflects:

Traditional Risk Management Solutions, which accounted for 91% of Asia Pacific Risk Management Solutions, increased 14% (12% increase before the effect of foreign exchange). The increase in Traditional Risk Management solutions was primarily due to:

•	Increased collections revenue in our Australia market primarily due to economic recovery from the prior year’s natural disasters which slowed-down collection activity in 2011; and

•	Increased purchases and usage by new and existing customers in certain of our markets.

Value-Added Risk Management Solutions, which accounted for 9% of Asia Pacific Risk Management Solutions, decreased 20% (21% decrease before the effect of foreign exchange), primarily due to lower project-oriented business.

Sales & Marketing Solutions

•	An increase in Sales & Marketing Solutions of $3.7 million, or 44% (both before and after the effect of foreign exchange), reflects:

Traditional Sales & Marketing Solutions, which accounted for 81% of Asia Pacific Sales & Marketing Solutions, increased 33% (34% increase before the effect of foreign exchange). This increase was primarily due to:

•	An increase in revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011; and

•	Increased purchases and usage by new and existing customers in certain of our markets.

Value-Added Sales & Marketing Solutions, which accounted for 19% of Asia Pacific Sales & Marketing Solutions, increased 120% (116% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.

Internet Solutions

•	Our Internet Solutions remained flat compared to prior year.

Asia Pacific Operating Loss

Asia Pacific operating loss for the three months ended March 31, 2012 was $11.1 million, compared to an operating loss of $1.8 million for the three months ended March 31, 2011, an increased loss of $9.3 million. The increase was primarily due to:

•	Impairment in China related to Roadway (see “Recent Developments” discussed above); and

•	An increase in operating costs (e.g., compensation and data expenses);

partially offset by:

•	An increase in Asia Pacific total revenue; and

•	Lower costs as a result of the divestiture of our market research business in China, consisting of two joint venture companies.

Europe and Other International Markets

Europe and Other International Markets represented 14% of our total revenue for the three months ended March 31, 2012, and 2011.

Europe and Other International Markets represented 15% of our core revenue for the three months ended March 31, 2012 and 2011.

There were no divestitures within this segment during the three months ended March 31, 2012 and 2011. The following table presents our Europe and Other International Markets revenue by customer solution set and Europe and Other International Markets operating income for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,
	2012	2011
	(Amounts in millions)
Revenue:
Risk Management Solutions	$47.7	$46.7
Sales & Marketing Solutions	9.0	9.0
Internet Solutions	0.7	0.6

Europe and Other International Markets Total and Core Revenue	$57.4	$56.3

Operating Income	$14.2	$11.0

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Europe and Other International Markets Overview

Europe and Other International Markets total and core revenue increased $1.1 million, or 2% (3% increase before the effect of foreign exchange), for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Europe and Other International Markets Customer Solution Sets

On a customer solution set basis, the $1.1 million increase in Europe and Other International Markets total and core revenue for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $1.0 million, or 2% (3% increase before the effect of foreign exchange), reflects:

Traditional Risk Management Solutions, which accounted for 79% of Europe and Other International Markets Risk Management Solutions, decreased 2% (1% decrease before the effect of foreign exchange). This decrease was primarily due to lower transactional volumes as well as lower demand in earlier periods for our ratable subscription products, primarily driven by our UK market.

Value-Added Risk Management Solutions, which accounted for 19% of Europe and Other International Markets Risk Management Solutions, increased 18% (19% increase before the effect of foreign exchange). This increase was primarily due to increased purchases as a result of new project-oriented business across all European markets.

Supply Management Solutions, which accounted for 2% of Europe and Other International Markets Risk Management Solutions, increased 65% (71% increase before the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•	Our Sales & Marketing Solutions remained flat compared to prior year.

Traditional Sales & Marketing Solutions, which accounted for 63% of Europe and Other International Markets Sales & Marketing Solutions, decreased 4% (3% decrease before the effect of foreign exchange).This decrease was primarily due to customers in this region carefully managing their marketing spend in response to continued economic pressures.

Value-Added Sales & Marketing Solutions, which accounted for 37% of Europe and Other International Markets Sales & Marketing Solutions, increased 9% (10% increase before the effect of foreign exchange). This increase was primarily due to increased sales to our existing customer base in certain of our markets.

Internet Solutions

•	Internet Solutions increased $0.1 million, or 21% (23% increase before the effect of foreign exchange) on a small base.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the three months ended March 31, 2012 was $14.2 million, compared to $11.0 million for the three months ended March 31, 2011, an increase of $3.2 million, or 29%, primarily due to:

•	Decreased operating expenses (e.g., compensation, travel related expenses, etc.); and

•	An increase in revenue.

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

•

Our ability to implement and derive the benefit of our Strategic Technology Investment (“MaxCV”) program announced in February 2010 and to maintain sufficient investment in our technology infrastructure thereafter;

•	Any consequences of the investigation of our China operations and risks associated with potential violations of the Foreign Corrupt Practices Act;

•	Demand for our products is subject to intense competition, changes in customer preferences and economic conditions which impact customer behavior;

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

We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (twelve months or less), including restructuring charges, transition costs, our Strategic Technology Investment, which we refer to as “MaxCV” for Maximizing Customer Value, contractual obligations and contingencies (see Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases. Such borrowings would be supported by our credit facility, when needed. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and the ultimate resolution of issues arising from the investigation regarding potential Foreign Corrupt Practices Act and data privacy violations in our China operation and future results of operations.

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

Cash Provided by Operating Activities

Net cash provided by operating activities was $167.3 million and $135.9 million for the three months ended March 31, 2012 and 2011, respectively. The $31.4 million increase was primarily driven by:

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses; and

•	Receipt related to the termination of interest rate derivatives.

partially offset by

•	Increased net tax payments as compared to prior year.

Cash Used in Investing Activities

Net cash used in investing activities was $1.4 million for the three months ended March 31, 2012, as compared to net cash used in investing activities of $10.4 million for the three months ended March 31, 2011. The $9.0 million change primarily reflects the following activities:

•

Proceeds related to the sale of: i) AllBusiness.com, Inc.; ii) Purisma Incorporated; iii) the domestic portion of our Japanese operations to TSR; and iv) our market research business in China, consisting of two joint venture companies. See Note 12 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

partially offset by:

•	An increase in additions to computer software and other intangibles (e.g., MaxCV).

Cash Used in Financing Activities

Net cash used in financing activities was $134.0 million and $127.8 million for the three months ended March 31, 2012 and 2011, respectively. As set forth below, this $6.2 million change primarily relates to contractual obligations.

Contractual Obligations

Credit Facility

At March 31, 2012 and December 31, 2011, we had an $800 million, five-year bank revolving credit facility, which expires in October 2016. We had $137.1 million and $190.0 million of borrowings outstanding at March 31, 2012 and 2011, respectively. We borrowed under these facilities from time-to-time during the three months ended March 31, 2012 to supplement the seasonality in the timing of receipts in order to fund our working capital.

Share Repurchases

During the three months ended March 31, 2012, we did not repurchase shares of common stock.

During the three months ended March 31, 2011, we repurchased 412,100 shares of common stock for $33.7 million. The share repurchases were comprised of the following programs:

•

In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009. We repurchased 182,350 shares of common stock for $15.0 million under this share repurchase program during the three months ended March 31, 2011. This program was completed in November 2011; and

•

In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 229,750 shares of common stock for $18.7 million under this share repurchase program during the three months ended March 31, 2011. This repurchase program commenced in October 2010 and expires in October 2014.

Future Liquidity—Sources and Uses of Funds

Share Repurchases

In October 2011, our Board of Directors approved a $500 million share repurchase program, which commenced in November 2011. There is $470.2 million remaining under this program. Although there is not currently a specific time frame within which we plan to complete this program, we intend to continue our policy of returning excess free cash to shareholders in the form of share buybacks and/or dividends.

In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP. There are 4,175,566 shares of common stock remaining under this program. This program commenced in October 2010 and expires in October 2014.

Dividends

In May 2012, we approved the declaration of a dividend of $0.38 per share for the second quarter of 2012. This cash dividend will be payable on June 13, 2012 to shareholders of record at the close of business on May 29, 2012.

Debt

We have $400 million of senior notes maturing on April 1, 2013 and intend to refinance the notes. While we believe we will be able to refinance the notes, we also have the ability to retire the notes as they come due based on available borrowing capacity under our credit facility, future cash provided by operations, and current cash balances.

Strategic Technology Investment Program or MaxCV

In February 2010, we announced MaxCV, aimed at strengthening our leading position in commercial data and improving our current technology platform to meet the emerging needs of customers.

We expect that MaxCV will have a total cost of approximately $160 million on a project basis through 2012, of which the 2012 spend will be approximately $60 million. The project will largely focus on continuing to rebuild the data supply chain as well as introducing additional Web services. We expect MaxCV and the associated spending will be largely complete by the end of 2012. However, product and customer migration are now targeted to be concluded in 2013. We may experience additional costs that we do not currently foresee.

Spin-off Obligation

In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the Internal Revenue Service (“IRS”) issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2010 consistent with the IRS rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2008 to 2010 of approximately $1.6 million in the aggregate for such years. This liability was reduced from $20.5 million at December 31, 2011 to $1.6 million at March 31, 2012 due to expiration of the statute of limitations. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate, which represented the incremental tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS’ rulings. In February 2011, we paid Moody’s an additional sum of approximately $2.5 million, for tax years 2003-2005. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $1.6 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.

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

As discussed under “Recent Developments” above, we are currently investigating alleged violations of law in our China operations, which could ultimately result in penalties or other payments by us. In connection, with the wind down of the Roadway operations, we believe we may incur additional cash expenditures for severance, lease payments, etc.

Unrecognized Tax Benefits

In addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2011, we have a total amount of unrecognized tax benefits of $124.8 million as of March 31, 2012. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $150.3 million.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our unaudited consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2011.

We do not have any related party transactions as of March 31, 2012.

Fair Value Measurements

Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired.

During the first quarter of 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. As a result of the ongoing investigation and evaluation of other factors, such as the time, cost and management bandwidth required to resolve the current matters and restart the business, as well as the very fluid situation in China, we subsequently determined to permanently cease the operations of Roadway and we have begun the process of winding down the business. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on this investigation. We determined that the new cost basis of intangible assets, prepaid costs and software is zero based on Level III inputs ( see Note 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the level inputs) to measure fair value, as market data of these assets are not readily available. We wrote down the accounts receivable to its realizable value based on the probability of collecting from the customer accounts. Of the $12.9 million impairment charge, $4.1 million was included in “Operating Costs” and $8.8 million was included in “Selling and Administrative Expenses” in our Asia Pacific segment.

As of March 31, 2012, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of March 31, 2012, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions Regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended March 31, 2012, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1a.	Risk Factors

The outcome of the investigation by our audit committee or government agencies of possible violations of consumer data privacy laws, the Foreign Corrupt Practices Act (“FCPA”), and similar laws or, similar investigations and compliance reviews that we may conduct from time to time, could have a material adverse effect on our business.

On March 18, 2012, we announced that we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. In addition, we have been reviewing certain allegations that we may have violated the FCPA and certain other laws in our China operations.

Our investigation remains ongoing and is being conducted at the direction of the Audit Committee. In connection with the ongoing investigation and evaluation of other factors, such as the time, cost and management bandwidth required to resolve the current matters and restart the business, as well as the very fluid situation in China, we subsequently determined to permanently cease the operations of Roadway and we have begun the process of winding down the business. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.

As previously reported, we are cooperating with the local Chinese investigation and have voluntarily contacted the Securities and Exchange Commission (“SEC”), and the United States Department of Justice (“DOJ”), to advise both agencies that the investigation is underway, and we continue to provide information to them. Because the investigation is in its early stage, we are presently unable to predict the duration, scope or result of the Audit Committee’s investigation, of any investigations by the SEC, or the DOJ, or any other US or foreign governmental authority, or whether any such authority will commence any legal action against us. The SEC and the DOJ have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships, imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business, financial condition or results of operations.

From time to time, we may conduct internal investigations and compliance reviews, the findings of which could negatively impact our business. Any determination that our operations or activities are not, or were not, in compliance with existing United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, may also follow as a consequence.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs(b)
(Dollar amounts in millions, except share data)
January 1 - 31, 2012	—	$—	—	—	$—
February 1 - 29, 2012	—	$—	—	—	$—
March 1 - 31, 2012	—	$—	—	—	$—

	—	$—	—	4,175,566	$470.2

(a)	During the three months ended March 31, 2012, we did not repurchase any shares of common stock under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in May 2010 and expires in October 2014. The maximum number of shares authorized for repurchase under this program is 5,000,000 shares, of which 824,434 shares had been repurchased as of March 31, 2012. We anticipate that this program will be completed by October 2014.

(b)	During the three months ended March 31, 2012, we did not repurchase any shares of common stock related to a previously announced $500 million share repurchase program approved by our Board of Directors in October 2011. Although this share repurchase program has no expiration date and there is not currently a specific time frame within which we plan to complete this share repurchase program, we intend to continue our policy of returning excess free cash to shareholders in the form of share buybacks and /or dividends.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.*

*	Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ Richard H. Veldran
Richard H. Veldran
Senior Vice President and Chief Financial Officer

Date: May 8, 2012

By:	/s/ Anthony Pietrontone Jr.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller

Date: May 8, 2012