Form 10-Q
period 2012-06-30
DUN & BRADSTREET CORP/NW
filed 2012-08-09
CIK 1115222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at June 30, 2012
Common Stock, par value $0.01 per share	44,882,376

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Dun & Bradstreet Corporation

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in millions, except per share data)
Revenue	$383.9	$416.8	$786.7	$820.4

Operating Expenses	126.4	143.7	271.0	280.9
Selling and Administrative Expenses	139.2	154.3	293.7	307.8
Depreciation and Amortization	19.7	20.6	39.9	40.0
Restructuring Charge	9.3	8.5	18.4	12.7

Operating Costs	294.6	327.1	623.0	641.4
Operating Income	89.3	89.7	163.7	179.0

Interest Income	0.2	0.5	0.3	0.9
Interest Expense	(9.2)	(9.1)	(18.3)	(18.3)
Other Income (Expense) - Net	0.0	(8.3)	6.6	(11.6)

Non-Operating Income (Expense) - Net	(9.0)	(16.9)	(11.4)	(29.0)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	80.3	72.8	152.3	150.0
Less: Provision for Income Taxes	24.2	14.6	32.5	43.7
Equity in Net Income of Affiliates	0.4	0.5	0.8	0.7

Net Income	56.5	58.7	120.6	107.0
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	0.0	(0.2)	(0.7)	1.4

Net Income Attributable to D&B	$56.5	$58.5	$119.9	$108.4

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.21	$1.19	$2.54	$2.19

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.20	$1.18	$2.52	$2.17

Weighted Average Number of Shares Outstanding-Basic	46.7	49.3	47.2	49.4
Weighted Average Number of Shares Outstanding-Diluted	47.0	49.7	47.6	49.8
Cash Dividend Paid Per Common Share	$0.38	$0.36	$0.76	$0.72
Other Comprehensive Income, Net of Tax
Net Income (from above)	$56.5	$58.7	$120.6	$107.0
Foreign Currency Translation Adjustments, no Tax Impact	(37.3)	16.2	(7.7)	30.3
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (1)	(2.0)	(2.6)	(3.5)	(4.3)
Net Loss, Net of Tax Income (Expense) (2)	6.7	7.1	12.1	12.4
Derivative Financial Instruments, No Tax Impact	0.5	0.7	0.8	1.5

Comprehensive Income, Net of Tax	24.4	80.1	122.3	146.9
Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest	0.2	(0.2)	(0.6)	1.2

Comprehensive Income Attributable to D&B	$24.6	$79.9	$121.7	$148.1

(1)	Net of Tax Income (Expense) of $0.5 million and ($0.2) million during the three months ended June 30, 2012 and 2011, respectively. Net of Tax Income of $1.3 million and $0.4 million during the six months ended June 30, 2012 and 2011, respectively.
(2)	Net of Tax Income (Expense) of ($1.6) million and $0.8 million during the three months ended June 30, 2012 and 2011, respectively. Net of Tax Expense of ($4.5) million and ($1.1) million during the six months ended June 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$118.6	$84.4
Accounts Receivable, Net of Allowance of $26.1 at June 30, 2012 and $17.1 at December 31, 2011	368.3	507.5
Other Receivables	6.2	5.7
Prepaid Taxes	5.7	1.5
Deferred Income Tax	26.1	32.1
Other Prepaids	36.1	55.1
Assets Held for Sale	0.0	32.7
Other Current Assets	4.8	7.9

Total Current Assets	565.8	726.9

Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $84.8 at June 30, 2012 and $83.1 at December 31, 2011	40.0	45.7
Computer Software, Net of Accumulated Amortization of $434.7 at June 30, 2012 and $409.9 at December 31, 2011	133.5	127.6
Goodwill	595.6	598.4
Deferred Income Tax	242.4	243.1
Other Receivables	60.6	58.4
Other Intangibles	102.3	116.1
Other Non-Current Assets	55.4	60.9

Total Non-Current Assets	1,229.8	1,250.2

Total Assets	$1,795.6	$1,977.1

LIABILITIES
Current Liabilities
Accounts Payable	$49.0	$36.4
Accrued Payroll	62.5	117.4
Accrued Income Tax	3.1	17.7
Liabilities Held for Sale	0.0	29.1
Short-Term Debt	400.6	1.1
Other Accrued and Current Liabilities	130.9	153.6
Deferred Revenue	575.3	598.2

Total Current Liabilities	1,221.4	953.5

Pension and Postretirement Benefits	583.6	604.0
Long-Term Debt	613.0	963.9
Liabilities for Unrecognized Tax Benefits	135.2	129.5
Other Non-Current Liabilities	64.3	66.4

Total Liabilities	2,617.5	2,717.3

Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	0.0	0.0
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	0.0	0.0
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	0.0	0.0
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	261.4	239.0
Retained Earnings	2,263.3	2,179.3
Treasury Stock, at cost, 37.1 shares at June 30, 2012 and 34.2 shares at December 31, 2011	(2,546.3)	(2,356.3)
Accumulated Other Comprehensive Income (Loss)	(804.9)	(806.7)

Total D&B Shareholders’ Equity (Deficit)	(825.7)	(743.9)

Noncontrolling Interest	3.8	3.7

Total Equity (Deficit)	(821.9)	(740.2)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,795.6	$1,977.1

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$120.6	$107.0
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	39.9	40.0
Amortization of Unrecognized Pension Loss	11.9	7.7
(Gain) Loss from Sales of Business / Investments	(6.0)	3.1
Impairment of Assets	16.1	0.0
Income Tax Benefit from Stock-Based Awards	3.7	8.5
Excess Tax Benefit on Stock-Based Awards	(0.6)	(3.8)
Equity Based Compensation	5.8	6.0
Restructuring Charge	18.4	12.7
Restructuring Payments	(13.3)	(8.3)
Deferred Income Taxes, Net	4.8	(6.7)
Accrued Income Taxes, Net	(28.5)	(4.3)
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	128.4	120.1
Decrease in Other Current Assets	21.2	3.9
(Decrease) in Deferred Revenue	(22.8)	(22.9)
Increase (Decrease) in Accounts Payable	12.7	(7.0)
(Decrease) in Accrued Liabilities	(59.0)	(30.9)
(Decrease) in Other Accrued and Current Liabilities	0.0	(1.9)
Changes in Non-Current Assets and Liabilities:
Decrease in Other Long-Term Assets	3.3	30.6
Net (Decrease) in Long-Term Liabilities	(12.9)	(42.6)
Net, Other Non-Cash Adjustments	(0.1)	3.0

Net Cash Provided by Operating Activities	243.6	214.2

Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	7.9	0.3
Payments for Acquisitions of Businesses, Net of Cash Acquired	0.0	(0.3)
Investment in Debt Security	0.0	(1.0)
Cash Settlements of Foreign Currency Contracts	1.8	5.4
Capital Expenditures	(1.1)	(2.0)
Additions to Computer Software and Other Intangibles	(33.1)	(17.0)
Reimbursement of Proceeds Related to a Divested Business	0.0	(7.4)
Net, Other	0.1	0.1

Net Cash Used in Investing Activities	(24.4)	(21.9)

Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(204.0)	(67.5)
Net Proceeds from Stock-Based Awards	8.5	18.4
Payment of Bond Issuance Costs	0.0	(0.3)
Payments of Dividends	(35.7)	(35.6)
Proceeds from Borrowings on Credit Facilities	376.7	55.6
Payments of Borrowings on Credit Facilities	(327.5)	(167.6)
Excess Tax Benefit on Stock-Based Awards	0.6	3.8
Capital Lease and Other Long-Term Financing Obligation Payment	(1.5)	(2.8)
Net, Other	(0.3)	(0.4)

Net Cash Used in Financing Activities	(183.2)	(196.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.8)	8.7

Increase (Decrease) in Cash and Cash Equivalents	34.2	4.6
Cash and Cash Equivalents, Beginning of Period	84.4	78.5

Cash and Cash Equivalents, End of Period	$118.6	$83.1

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$52.5	$46.1
Interest	$12.4	$16.7

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

				For the Six Months Ended June 30, 2012 and 2011
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2010	$0.8	$227.3	$1,989.5	$(2,214.1)	$(162.1)	$(516.0)	$(3.0)	$(677.6)	$8.8	$(668.8)

Net Income	0.0	0.0	108.4	0.0	0.0	0.0	0.0	108.4	(1.4)	107.0
Sale of Noncontrolling Interest	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	1.2	1.2
Equity-Based Plans	0.0	6.5	0.0	23.1	0.0	0.0	0.0	29.6	0.0	29.6
Treasury Shares Acquired	0.0	0.0	0.0	(67.5)	0.0	0.0	0.0	(67.5)	0.0	(67.5)
Pension Adjustments, net of tax of $0.7	0.0	0.0	0.0	0.0	0.0	8.1	0.0	8.1	0.0	8.1
Dividend Declared	0.0	0.0	(35.7)	0.0	0.0	0.0	0.0	(35.7)	0.0	(35.7)
Adjustments to Legacy Tax Matters	0.0	3.3	0.0	0.0	0.0	0.0	0.0	3.3	0.0	3.3
Change in Cumulative Translation Adjustment	0.0	0.0	0.0	0.0	30.1	0.0	0.0	30.1	0.2	30.3
Derivative Financial Instruments, no tax impact	0.0	0.0	0.0	0.0	0.0	0.0	1.5	1.5	0.0	1.5

Balance, June 30, 2011	$0.8	$237.1	$2,062.2	$(2,258.5)	$(132.0)	$(507.9)	$(1.5)	$(599.8)	$8.8	$(591.0)

Balance, December 31, 2011	0.8	239.0	2,179.3	(2,356.3)	(168.3)	(638.4)	0.0	(743.9)	3.7	(740.2)

Net Income	0.0	0.0	119.9	0.0	0.0	0.0	0.0	119.9	0.7	120.6
Payment to Noncontrolling Interest	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.2)	(0.2)
Sale of Noncontrolling Interest	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.3)	(0.3)
Equity-Based Plans	0.0	20.8	0.0	14.0	0.0	0.0	0.0	34.8	0.0	34.8
Treasury Shares Acquired	0.0	0.0	0.0	(204.0)	0.0	0.0	0.0	(204.0)	0.0	(204.0)
Pension Adjustments, net of tax of $3.2	0.0	0.0	0.0	0.0	0.0	8.6	0.0	8.6	0.0	8.6
Dividend Declared	0.0	0.0	(35.9)	0.0	0.0	0.0	0.0	(35.9)	0.0	(35.9)
Adjustments to Legacy Tax Matters	0.0	1.6	0.0	0.0	0.0	0.0	0.0	1.6	0.0	1.6
Change in Cumulative Translation Adjustment	0.0	0.0	0.0	0.0	(7.6)	0.0	0.0	(7.6)	(0.1)	(7.7)
Derivative Financial Instruments, no tax impact	0.0	0.0	0.0	0.0	0.0	0.0	0.8	0.8	0.0	0.8

Balance, June 30, 2012	$0.8	$261.4	$2,263.3	$(2,546.3)	$(175.9)	$(629.8)	$0.8	$(825.7)	$3.8	$(821.9)

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

Simultaneously with the sale of the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd. (“TSR”), we entered into a ten-year commercial arrangement to provide TSR with global data for its Japanese competitors and became the exclusive distributor of TSR data to our Worldwide Network partners. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Partnerships have been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment.

On January 1, 2012, we began managing our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the United States (“U.S.”) and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, China, India and Asia Pacific Partnerships); and

•	Europe and Other International Markets (which primarily consists of our operations in the United Kingdom (“UK”), Netherlands, Belgium, Latin America and European Partnerships).

Prior to January 1, 2012, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, Netherlands, Belgium, Latin America and our Worldwide Network).

The financial statements of the subsidiaries outside North America reflect results for the three months ended May 31 in order to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation due to the change in segment structure discussed above.

Note 2 — Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU allow a company to qualitatively assess whether indefinite-lived intangible assets are more likely than not impaired. If the indefinite-lived intangible assets are considered impaired, a company is required to perform the quantitative test under ASC 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill.” The authoritative guidance does not amend the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the authoritative guidance does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. The authoritative guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

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

Restructuring charges have been recorded in accordance with Accounting Standards Codification (“ASC”) 712-10, “Nonretirement Postemployment Benefits,” or “ASC 712-10” and/or ASC 420-10, “Exit or Disposal Cost Obligations,” or “ASC 420-10,” as appropriate.

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

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

During the three months ended June 30, 2012, we recorded a $9.3 million restructuring charge. The significant components of these charges included:

•

Severance and termination costs of $8.1 million and $1.1 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 500 employees were impacted. Of these 500 employees, approximately 435 employees exited the Company in the second quarter of 2012, with the remaining to exit in the second half of 2012. The cash payments for these employees will be substantially completed by the fourth quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

During the three months ended June 30, 2011, we recorded an $8.5 million restructuring charge. The significant components of these charges included:

•

Severance and termination costs of $5.4 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 100 employees were impacted. Of these 100 employees, approximately 65 employees exited the Company in the second quarter of 2011, with the remaining having exited in the second half of 2011. The cash payments for these employees were substantially completed by the first quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.1 million.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

During the six months ended June 30, 2012, we recorded an $18.4 million restructuring charge. The significant components of these charges included:

•

Severance and termination costs of $11.2 million and $4.7 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 620 employees were impacted. Of these 620 employees, approximately 555 employees exited the Company in the first half of 2012, with the remaining to exit in the second half of 2012. The cash payments for these employees will be substantially completed by the fourth quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.5 million.

During the six months ended June 30, 2011, we recorded a $12.7 million restructuring charge. The significant components of these charges included:

•

Severance and termination costs of $9.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 200 employees were impacted. Of these 200 employees, approximately 160 exited the Company in the first half of 2011, with the remaining having exited in the second half of 2011. The cash payments for these employees were substantially completed by the first quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.1 million.

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2011	$8.3	$2.2	$10.5
Charge Taken during First Quarter 2012	6.7	2.4	9.1
Payments during First Quarter 2012	(4.0)	(1.0)	(5.0)

Balance Remaining as of March 31, 2012	$11.0	$3.6	$14.6

Charge Taken during Second Quarter 2012	9.2	0.1	9.3
Payments during Second Quarter 2012	(7.5)	(0.8)	(8.3)

Balance Remaining as of June 30, 2012	$12.7	$2.9	$15.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2010	$8.9	$0.5	$9.4
Charge Taken during First Quarter 2011	4.2	0.0	4.2
Payments/Pension Plan Settlement(1) during First Quarter 2011	(5.1)	0.0	(5.1)

Balance Remaining as of March 31, 2011	$8.0	$0.5	$8.5

Charge Taken during Second Quarter 2011	5.4	3.1	8.5
Payments during Second Quarter 2011	(3.9)	(0.3)	(4.2)

Balance Remaining as of June 30, 2011	$9.5	$3.3	$12.8

(1)	We incurred a settlement of $1.0 million in the first quarter of 2011 related to our Canadian Pension Plan.

Note 4 — Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

	At June 30, 2012	At December 31, 2011
Debt Maturing Within One Year:
Short-Term Fixed-Rate	$400.0	$0.0
Other	0.6	1.1

Total Debt Maturing Within One year	$400.6	$1.1

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.7 million and $0.8 million discount as of June 30, 2012 and December 31, 2011, respectively)	$299.3	$699.2
Fair Value Adjustment Related to Hedged Debt	4.5	4.4
Credit Facility	308.6	259.4
Other	0.6	0.9

Total Debt Maturing After One Year	$613.0	$963.9

Fixed-Rate Notes

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (“the 2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50%, which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million to “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2010. The 2015 notes of $299.3 million, net of $0.7 million remaining discount, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at June 30, 2012.

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

In March 2012, in connection with our objective to manage exposure to interest rate changes and our policy to manage our fixed and floating-rate debt mix, these interest rate derivatives were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income during the six months ended June 30, 2012. The $5.0 million cash received is reflected as an offset to interest paid in the unaudited consolidated statement of cash flows during the six months ended June 30, 2012.

Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.4 million of amortization was recorded from the swap termination date through June 30, 2012, resulting in a balance of $4.5 million in our unaudited consolidated balance sheet at June 30, 2012.

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below the Standard & Poor’s and Fitch A- credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below 6.00%. As of June 30, 2012, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our credit facility. During the second quarter of 2012, the 2013 notes had been reclassified from long-term debt to short-term debt because they will expire in less than one year. As such, the 2013 notes are recorded as “Short-Term Debt” in our unaudited consolidated balance sheet at June 30, 2012.

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

Credit Facility

At June 30, 2012 and December 31, 2011, we had an $800 million, five-year bank revolving credit facility, which expires in October 2016. Borrowings under the $800 million credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the credit agreement. We were in compliance with these credit facility covenants at June 30, 2012 and December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

At June 30, 2012 and December 31, 2011, we had $308.6 million and $259.4 million, respectively, of borrowings outstanding under the $800 million credit facility with weighted average interest rates of 1.25% and 1.58%, respectively. We borrowed under this facility from time-to-time during the six months ended June 30, 2012 to supplement the timing of receipts in order to fund our working capital and share repurchases. The $800 million credit facility also supports our commercial paper borrowings of up to $300 million (limited by borrowed amounts outstanding under the facility). We did not borrow under our commercial paper program during the six months ended June 30, 2012 and 2011.

Other

At June 30, 2012 and December 31, 2011, certain of our international operations had uncommitted lines of credit of $2.1 million and $3.2 million, respectively. There were no borrowings outstanding under these lines of credit at June 30, 2012 and $0.2 million of borrowings outstanding under these lines of credit at December 31, 2011. These arrangements have no material facility fees and no compensating balance requirements.

At June 30, 2012 and December 31, 2011, we were contingently liable under open standby letters of credit issued by our bank in favor of third parties and guarantees in favor of certain of our banks totaling $11.7 million and $12.2 million, respectively.

In March 2012 we terminated our interest rate derivative transactions resulting in the receipt of $5.0 million in cash on the date of termination. The $5.0 million cash received is reflected as an offset to interest paid in the unaudited consolidated statement of cash flows. Interest paid for all outstanding debt totaled $16.8 million and $12.4 million during the three month and six month periods ended June 30, 2012, respectively. Interest paid for all outstanding debt totaled $15.9 million and $16.7 million during the three month and six month periods ended June 30, 2011, respectively.

Note 5 — Earnings Per Share

In accordance with the authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 8,396 shares and 66,559 shares for the three months ended June 30, 2012 and 2011, respectively. The weighted average restricted shares outstanding were 19,331 shares and 84,662 shares for the six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income Attributable to D&B	$56.5	$58.5	$119.9	$108.4
Less: Allocation to Participating Securities	0.0	(0.1)	0.0	(0.2)

Net Income Attributable to D&B Common Shareholders - Basic and Diluted	$56.5	$58.4	$119.9	$108.2

Weighted Average Number of Shares Outstanding - Basic	46.7	49.3	47.2	49.4
Dilutive Effect of Our Stock Incentive Plans	0.3	0.4	0.4	0.4

Weighted Average Number of Shares Outstanding - Diluted	47.0	49.7	47.6	49.8

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.21	$1.19	$2.54	$2.19

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.20	$1.18	$2.52	$2.17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Stock-based awards to acquire 1,470,565 shares and 1,291,801 shares of common stock were outstanding at the three month period ended June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Stock-based awards to acquire 1,377,458 shares and 1,163,534 shares of common stock were outstanding at the six month period ended June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire 10 years from the grant date.

Our share repurchases were as follows:

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
Program	2012			2011			2012			2011
	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
	(Dollar amounts in millions)						(Dollar amounts in millions)
Share Repurchase Programs	2,968,703	(a)	$200.0	292,294	(b)	$23.4	2,968,703	(a)	$200.0	474,644	(b)	$38.4
Repurchases to Mitgate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	59,563	(c)	4.0	127,806	(c)	10.4	59,563	(c)	4.0	357,556	(c)	29.1

Total Repurchases	3,028,266		$204.0	420,100		$33.8	3,028,266		$204.0	832,200		$67.5

(a)	In October 2011, our Board of Directors approved a $500 million share repurchase program, which commenced in November 2011 upon completion of our then existing $200 million share repurchase program. We anticipate that this program will be completed by December 31, 2012.
(b)	In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009 upon completion of our then existing $400 million, two-year repurchase program. This program was completed in November 2011.
(c)	In May 2010, our Board of Directors approved a four-year, five million share repurchased program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This program commenced in October 2010 and expires in October 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 6 — Other Accrued and Current Liabilities

	At June 30,	At December 31,
	2012	2011
Restructuring Accruals	$15.6	$10.5
Professional Fees	41.7	33.6
Operating Expenses	30.3	35.1
Spin-Off Obligation(1)	1.6	20.5
Other Accrued Liabilities	41.7	53.9

	$130.9	$153.6

(1)	In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the Internal Revenue Service (“IRS”) issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2010 consistent with the IRS rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2008 to 2010 of approximately $1.6 million in the aggregate for such years. This liability was reduced from $20.5 million at December 31, 2011 to $1.6 million during the six months ended June 30, 2012 due to expiration of the statute of limitations. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate, which represented the incremental tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS’ rulings. In February 2011, we paid Moody’s an additional sum of approximately $2.5 million, for tax years 2003-2005. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $1.6 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.

Note 7 — Contingencies

We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to our consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at June 30, 2012.

China Operations

On March 18, 2012, we announced that we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we are cooperating with the local Chinese authorities and have voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

As the investigation is ongoing, we cannot yet predict the ultimate outcome of the matter or its impact, if any, on our business, financial condition, or results of operations. No amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in our consolidated financial statements.

In connection with the ongoing investigation and evaluation of other factors, such as the time, cost and management bandwidth required to resolve the current matters and restart the business, as well as the very fluid situation in China, we subsequently determined to permanently cease the operations of Roadway. The Roadway shut-down had no impact in our first quarter 2012 Asia Pacific revenue. For the six months ended June 30, 2012, $5.4 million of revenue, $14.5 million of operating loss and $0.5 million shut-down costs was related to the Roadway business. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income. During the six months ended June 30, 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit.

Nicholas Martin v. Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc., No. 12 CV 215 (USDC N.D. III.)

On January 11, 2012, Nicholas Martin filed suit against Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc. in the United States District Court for the Northern District of Illinois. The complaint alleges that Defendants violated the Telephone Consumer Protection Act (“TCPA”) (47 U.S.C. §227) by placing a call to Plaintiff’s cell phone using an automatic telephone dialing system. Plaintiff seeks to bring this action as a class action on behalf of all persons who received a call on their cell phone which was initiated by Defendant(s) using an automatic telephone dialing system, where the Defendant(s) obtained the cell phone number from some source other than directly from the called party, during the period January 11, 2010 to the present. Both D&B and Convergys answered the complaint on March 2, 2012. Plaintiff has filed a motion for class certification. Discovery has commenced and at this point the court has not set a discovery cut-off date. The court has ordered Dun & Bradstreet to comply with all outstanding written discovery by August 15, 2012 unless Dun & Bradstreet and plaintiff’s counsel agree on another date. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 8 — Income Taxes

For the three months ended June 30, 2012, our effective tax rate was 30.2% as compared to 20.1% for the three months ended June 30, 2011. The 2011 effective tax rate was significantly impacted by the release of reserves for uncertain tax positions in 2011 due to the expiration of a statute of limitations in 2011 which did not re-occur in 2012. The 2012 effective tax rate was positively impacted by an incremental benefit recorded for the divestiture of the domestic portion of our Japan operations and by a benefit recorded as a result of a change to state apportionment related to a prior tax period. For the three months ended June 30, 2012, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.

For the six months ended June 30, 2012, our effective tax rate was 21.4% as compared to 29.2% for the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was positively impacted by a tax benefit on a loss on the tax basis of a legal entity and by tax benefits from the divestiture of the domestic portion of our Japan operations and negatively impacted by an impairment related to permanently ceasing operations of Roadway in China. For the six months ended June 30, 2012, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.

The total amount of gross unrecognized tax benefits as of June 30, 2012 was $124.9 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $117.1 million, net of tax benefits. During the three months ended June 30, 2012, we increased our unrecognized tax benefits by $0.1 million, net of decreases. The increase is primarily related to additions in prior year tax positions. During the six months ended June 30, 2012, we increased our unrecognized tax benefits by approximately $4.8 million (net of decreases), primarily related to legacy tax matters. The company anticipates that it is reasonably possible total unrecognized tax benefits will decrease by approximately $34 million within the next twelve months as a result of the expiration of applicable statutes of limitation.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and six month periods ended June 30, 2012 was $0.8 million and $1.3 million, net of tax benefits, respectively, as compared to $0.9 million and $1.6 million, net of tax benefits in the three month and six month periods ended June 30, 2011, respectively. The total amount of accrued interest as of June 30, 2012 was $12.7 million, net of tax benefits, as compared to $10.3 million, net of tax benefits, as of June 30, 2011.

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

The IRS has completed its examination of our 2004, 2005 and 2006 tax years. As reported in our Annual Report on Form 10-K for the year ended December 31, 2011 the IRS proposed certain adjustments to our Research Tax Credits and Domestic Production Deduction. We agreed with the proposed Research Tax Credit adjustments which were fully reserved under authoritative guidance. We disagreed with the proposed Domestic Production Deduction adjustments and are currently having this matter reviewed by the IRS Office of Appeals. As of June 30, 2012, we expect this dispute will be resolved within twelve months. Should the IRS Office of Appeals decide in favor of the IRS, we do not expect the Domestic Production Deduction adjustment to have a material impact on our consolidated statement of operations or consolidated statement of cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 9 — Pension and Postretirement Benefits

The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Components of Net Periodic Cost (Income):
Service cost	$1.5	$1.7	$3.1	$3.4	$0.1	$0.1	$0.2	$0.2
Interest cost	18.8	21.3	37.5	42.7	0.2	0.3	0.4	0.5
Expected return on plan assets	(24.9)	(27.5)	(49.7)	(55.1)	0.0	0.0	0.0	0.0
Amortization of prior service cost (credit)	0.1	0.1	0.2	0.2	(2.5)	(2.5)	(5.0)	(5.0)
Recognized actuarial loss (gain)	8.9	6.8	17.7	13.6	(0.5)	(0.6)	(1.0)	(1.1)

Net Periodic Cost (Income)	$4.4	$2.4	$8.8	$4.8	$(2.7)	$(2.7)	$(5.4)	$(5.4)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 that we expected to contribute $26.0 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $6.0 million to our postretirement benefit plan for the year ended December 31, 2012. As of June 30, 2012, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans of $10.6 million and postretirement benefit plan of $1.2 million, respectively.

We incurred a settlement charge of $1.0 million in the first quarter of 2011, related to our Canadian plan. This charge was associated with our Financial Flexibility initiatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Note 10 — Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources.

Simultaneously with the sale of the domestic portion of our Japanese operations to TSR, we entered into a ten-year commercial arrangement to provide TSR with global data for its Japanese competitors and became the exclusive distributor of TSR data to our Worldwide Network partners. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Partnerships have been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
North America	$279.0	$286.0	$564.5	$574.5
Asia Pacific	46.6	42.4	88.4	78.9
Europe and Other International Markets	58.3	59.8	115.7	116.1

Consolidated Core	383.9	388.2	768.6	769.5
Divested and Other Businesses	0.0	28.6	18.1	50.9

Consolidated Total	$383.9	$416.8	$786.7	$820.4

Operating Income (Loss):
North America	103.2	105.0	205.7	211.9
Asia Pacific	5.6	7.5	(5.5)	5.7
Europe and Other International Markets	14.6	9.8	28.8	20.8

Total Segments	123.4	122.3	229.0	238.4
Corporate and Other(1)	(34.1)	(32.6)	(65.3)	(59.4)

Consolidated Total	89.3	89.7	163.7	179.0
Non-Operating Income (Expense), Net(2)	(9.0)	(16.9)	(11.4)	(29.0)

Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$80.3	$72.8	$152.3	$150.0

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Corporate Costs	$(9.9)	$(13.9)	$(22.4)	$(26.6)
Restructuring Expense	(9.3)	(8.5)	(18.4)	(12.7)
Strategic Technology Investment or MaxCV	(10.5)	(10.2)	(18.9)	(20.1)
Legal Fees Associated with Allegations in China	(4.4)	0.0	(5.6)	0.0

Total Corporate and Other	$(34.1)	$(32.6)	$(65.3)	$(59.4)

(2)	The following table summarizes “Non-Operating Income (Expense):”

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest Income	$0.2	$0.5	$0.3	$0.9
Interest Expense	(9.2)	(9.1)	(18.3)	(18.3)
Other Income (Expense) - Net	0.0	(8.3)	6.6	(11.6)

Non-Operating Income (Expense) - Net	$(9.0)	$(16.9)	$(11.4)	$(29.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$169.5	$177.7	$339.7	$356.3
Sales & Marketing Solutions	80.7	79.6	166.8	161.5
Internet Solutions	28.8	28.7	58.0	56.7

North America Core Revenue	279.0	286.0	564.5	574.5
Divested and Other Businesses(3)	0.0	2.3	0.0	5.0

Total North America Revenue	279.0	288.3	564.5	579.5

Asia Pacific:
Risk Management Solutions	38.9	36.9	74.0	69.1
Sales & Marketing Solutions	7.5	5.2	14.0	9.3
Internet Solutions	0.2	0.3	0.4	0.5

Asia Pacific Core Revenue	46.6	42.4	88.4	78.9
Divested and Other Businesses(3)	0.0	26.3	18.1	45.9

Total Asia Pacific Revenue	46.6	68.7	106.5	124.8

Europe and Other International Markets:
Risk Management Solutions	48.5	50.5	96.2	97.2
Sales & Marketing Solutions	9.2	8.8	18.2	17.8
Internet Solutions	0.6	0.5	1.3	1.1

Europe and Other International Markets Core Revenue	58.3	59.8	115.7	116.1
Divested and Other Businesses	0.0	0.0	0.0	0.0

Total Europe and Other International Markets Revenue	58.3	59.8	115.7	116.1

Consolidated Total:
Risk Management Solutions	256.9	265.1	509.9	522.6
Sales & Marketing Solutions	97.4	93.6	199.0	188.6
Internet Solutions	29.6	29.5	59.7	58.3

Core Revenue	383.9	388.2	768.6	769.5
Divested and Other Businesses(3)	0.0	28.6	18.1	50.9

Consolidated Total Revenue	$383.9	$416.8	$786.7	$820.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

(3)	During the six months ended June 30, 2012, we: a) completed the sale of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies; and b) shut-down of Roadway operations. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 17% of our Asia Pacific total revenue for the six months ended June 30, 2012. During the three month and six month periods ended June 30, 2011, these Divested and Other Businesses contributed 38% and 37% of our Asia Pacific total revenue.

During the six months ended June 30, 2012, we completed the sale of: i) AllBusiness.com, Inc.; ii) Purisma Incorporated; and iii) a small supply management company. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 1% in the aggregate of our North America total revenue for both the three month and six month periods ended June 30, 2011, respectively.

The following table represents Divested and Other Businesses revenue by solution set:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Divested and Other Businesses:
Risk Management Solutions	$0.0	$9.4	$8.7	$18.3
Sales & Marketing Solutions	0.0	18.1	9.4	30.4
Internet Solutions	0.0	1.1	0.0	2.2

Total Divested and Other Businesses Revenue	$0.0	$28.6	$18.1	$50.9

	At June 30,	At December 31,
	2012	2011
Assets:
North America	$673.4	$790.6
Asia Pacific	409.1	466.8
Europe and Other International Markets	306.8	317.8

Total Segments	1,389.3	1,575.2
Corporate and Other (primarily taxes)	406.3	401.9

Consolidated Total	$1,795.6	$1,977.1

Goodwill(4):
North America	$265.9	$266.0
Asia Pacific	222.0	222.0
Europe and Other International Markets	107.7	110.4

Consolidated Total	$595.6	$598.4

(4)	The decrease in goodwill in the Europe and Other International Markets operating segment to $107.7 million at June 30, 2012 from $110.4 million at December 31, 2011 was primarily due to the negative impact of foreign currency translation.

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

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at June 30, 2012 and December 31, 2011, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

Our trade receivables do not represent a significant concentration of credit risk at June 30, 2012 and December 31, 2011, because we sell to a large number of customers in different geographical locations.

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

In March 2012, in connection with our objective to manage exposure to interest rate changes and our policy to manage our fixed and floating-rate debt mix, these interest rate derivatives were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense)—Net” in the unaudited consolidated statement of operations and comprehensive income during the six months ended June 30, 2012. The $5.0 million cash received is reflected as an offset to interest paid in the unaudited consolidated statement of cash flows during the six months ended June 30, 2012.

Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.4 million of amortization was recorded from the swap termination date through June 30, 2012, resulting in a balance of $4.5 million in our unaudited consolidated balance sheet at June 30, 2012.

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

In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these interest rate swaps as cash flow hedges against variability in cash flows related to our then existing $650 million credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in the fair value of the hedges were recorded in other comprehensive income. In connection with the termination of our former $650 million credit facility, these interest rate derivative transactions were terminated, resulting in an acceleration of payments otherwise due under the instruments of $0.3 million on October 25, 2011, the credit facility termination date, and were recorded in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income at December 31, 2011.

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

As of June 30, 2012 and 2011, the notional amounts of our foreign exchange contracts were $258.5 million and $375.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$0.0	Other Current Assets	$4.3	Other Accrued & Current Liabilities	$0.0	Other Accrued & Current Liabilities	$0.0

Total Derivatives designated as hedging instruments		$0.0		$4.3		$0.0		$0.0

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.3	Other Current Assets	$0.7	Other Accrued & Current Liabilities	$0.3	Other Accrued & Current Liabilities	$0.7
Foreign exchange options contracts	Other Current Assets	0.2	Other Current Assets	0.0	Other Accrued & Current Liabilities	0.0	Other Accrued & Current Liabilities	0.0

Total derivatives not designated as hedging instruments		$0.5		$0.7		$0.3		$0.7

Total Derivatives		$0.5		$5.0		$0.3		$0.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,			For the Three Months Ended June 30,		For the Six Months Ended June 30,			For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2012	2011	2012	2011		2012	2011	2012	2011		2012	2011	2012	2011
Interest rate contracts	$0.0	$0.3	$0.0	$0.6	Non-Operating Income (Ex- penses) - Net	$0.0	$(0.4)	$0.0	$(0.8)	Non-Operating Income (Ex- penses) - Net	$0.0	$0.0	$0.0	$0.0

	Gain or (Loss) Recognized in Income on Derivative
Derivatives in Fair Value Hedging Relationships	Location	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Hedged Item	Location	For the Three Months Ended June 30,		For the Six Months Ended June 30,

		2012	2011	2012	2011			2012	2011	2012	2011
Interest rate contracts	Non-Operating Income (Expenses) - Net	$0.0	$2.2	$0.8	$1.7	Fixed- rate debt	Non-Operating Income (Expenses) - Net	$0.0	$(2.2)	$(0.5)	$(1.7)

Our foreign exchange forward and option contracts are not designated as hedging instruments under authoritative guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2012	2011	2012	2011
Forward exchange contracts	Non-Operating Income (Expenses) - Net	$(3.5)	$2.0	1.8	$5.1

Fair Value of Financial Instruments

Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings. We use short-term foreign exchange forward contracts to hedge short-term foreign currency-denominated intercompany loans and certain third-party and intercompany transactions and we use foreign exchange option contracts to reduce the volatility that fluctuating foreign exchange rates may have on our international earnings streams. Fair value for derivative financial instruments is determined utilizing a market approach.

We have a process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, we use quotes from independent pricing vendors based on recent trading activity and other relevant information including market interest rate curves and referenced credit spreads.

In addition to utilizing external valuations, we conduct our own internal assessment of the reasonableness of the external valuations by utilizing a variety of valuation techniques including Black-Scholes option pricing and discounted cash flow models that are consistently applied. Inputs to these models include observable market data, such as yield curves, and foreign exchange rates where applicable. Our assessments are designed to identify prices that do not accurately reflect the current market environment, those that have changed significantly from prior valuations and other anomalies that may indicate that a price may not be accurate. We also follow established routines for reviewing and reconfirming valuations with the pricing provider, if deemed appropriate. In addition, the pricing provider has an established challenge process in place for all valuations, which facilitates identification and resolution of potentially erroneous prices. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our own creditworthiness and constraints on liquidity. For inactive markets that do not have observable pricing or sufficient trading volumes, or for positions that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate will be used.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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

The following table summarizes fair value measurements by level at June 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at June 30, 2012
Assets:
Cash Equivalents(1)	$37.5	$0.0	$0.0	$37.5
Other Current Assets:
Foreign Exchange Forwards(2)	$0.0	$0.3	$0.0	$0.3
Foreign Exchange Option Contracts(2)	$0.0	$0.2	$0.0	$0.2
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$0.0	$0.3	$0.0	$0.3

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.
(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

The following table summarizes fair value measurements by level at December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2011
Assets:
Cash Equivalents(1)	$21.6	$0.0	$0.0	$21.6
Other Current Assets:
Foreign Exchange Forwards(2)	$0.0	$0.7	$0.0	$0.7
Swap Arrangement(3)	$0.0	$4.3	$0.0	$4.3
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards(2)	$0.0	$0.7	$0.0	$0.7

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.
(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
(3)	Primarily represents our interest rate swap agreements including $4.3 million related to fair value hedges. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

At June 30, 2012 and December 31, 2011, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy) are as follows:

	Balance at
	June 30, 2012		December 31, 2011
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term Debt	$400.0	$419.9	$0.0	$0.0

Long-term Debt	$299.3	$306.1	$699.2	$723.3

Credit Facilities	$308.6	$305.5	$259.4	$259.8

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

During the six months ended June 30, 2011, we did not measure any assets or liabilities at fair value on a nonrecurring basis.

Note 12 — Acquisition

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

The acquisition was valued at $14.4 million, including a contingent consideration of $1.5 million. The acquisition was funded with cash on hand. Transaction costs of $1.2 million were included in operating expenses in the consolidated statement of operations and comprehensive income. As of June 30, 2012, the performance targets set forth in the purchase agreement for the contingent consideration are not expected to be met. As a result, this contingent liability was reversed, reducing our second quarter operating expenses in the consolidated statement of operations and comprehensive income. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The table below reflects the purchase related to the acquisition and the resulting purchase price allocation:

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

Note 13 — Divestitures and Other Businesses

Shanghai Roadway D&B Marketing Services Co Ltd.

On March 18, 2012, we announced that we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. Thereafter, we decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we are cooperating with the local Chinese authorities and have voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.

As the investigation is ongoing, we cannot yet predict the ultimate outcome of the matter or its impact, if any, on our business, financial condition, or results of operations. No amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in our consolidated financial statements.

In connection with the ongoing investigation and evaluation of other factors, such as the time, cost and management bandwidth required to resolve the current matters and restart the business, as well as the very fluid situation in China, we subsequently determined to permanently cease the operations of Roadway. The Roadway shut-down had no impact in our first quarter 2012 Asia Pacific revenue. For the six months ended June 30, 2012, $5.4 million of revenue, $14.5 million of operating loss and $0.5 million shut-down costs was related to the Roadway business. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income. During the six months ended June 30, 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit.

Domestic Portion of our Japanese Joint Venture

In February 2012, we completed the sale of the domestic portion of our Japan operations to TSR, our local joint venture partner since December 2007, for $4.5 million. As a result, we recorded a pre-tax gain of $3.0 million in Other Income (Expense) – Net in the unaudited consolidated statement of operations and comprehensive income during the six months ended June 30, 2012. Our domestic Japanese operations generated approximately $64 million in revenue during 2011.

Simultaneously with closing this transaction, we entered into a ten-year commercial arrangement to provide TSR with global data for its Japanese customers and to become the exclusive distributor of TSR data to our Worldwide Network partners. From the date of this transaction, this arrangement has aggregate future cash payments of approximately $140 million.

AllBusiness.com, Inc.

In February 2012, we completed the sale of AllBusiness.com, Inc., a U.S. entity included in our North American reporting segment, for $0.4 million. As a result, we recorded a pre-tax loss of $0.4 million in Other Income (Expense) – Net in the unaudited consolidated statement of operations and comprehensive income during the six months ended June 30, 2012. AllBusiness.com, Inc. generated approximately $4 million in revenue during 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(Tabular dollar amounts in millions, except per share data)

Chinese Market Research Joint Ventures

In January 2012, we completed the sale of our market research business in China, consisting of two joint venture companies, by selling our equity interests in such companies to our partner for a total purchase price of $5.0 million. As a result, we recorded a pre-tax gain of $1.4 million in Other Income (Expense) – Net in the unaudited consolidated statement of operations and comprehensive income during the six months ended June 30, 2012. The joint venture generated approximately $16 million in revenue during 2011.

Purisma Incorporated

In January 2012, we completed the sale of Purisma Incorporated, a U.S. entity included in our North American reporting segment, for $2.0 million. As a result, we recorded a pre-tax gain of $2.0 million in Other Income (Expense) – Net in the unaudited consolidated statement of operations and comprehensive income during the six months ended June 30, 2012. Purisma Incorporated generated approximately $4 million in revenue during 2011.

Note 14 — Subsequent Events

Dividend Declaration

In August 2012, we approved the declaration of a dividend of $0.38 per share for the third quarter of 2012. This cash dividend will be payable on September 18, 2012 to shareholders of record at the close of business on August 31, 2012.

Commercial Paper Program

We maintain an $800 million commercial paper program which is supported by the bank revolving credit facility. The commercial paper program was increased from $300 million to $800 million in July 2012. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the credit facility.

Share Repurchase Program

In August 2012, our Board of Directors approved a $500 million increase to our existing $500 million share repurchase program, for a total program authorization of $1 billion. As of June 30, 2012, $229.8 million of common stock were purchased against the existing $500 million share repurchase program, leaving $770.2 million available. It is our intention to complete this program over the next twenty-four months. We expect that the share repurchase program will be funded from cash provided by operating activities, and supplemented as needed with available financing arrangements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence ® for 171 years. Our global commercial database contains more than 210 million business records. The database is enhanced by our proprietary DUNSRight ® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.

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

Simultaneously with the sale of the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd. (“TSR”), we entered a ten-year commercial arrangement to provide TSR with global data for its Japanese competitors and became the exclusive distributor of TSR data to our Worldwide Network partners. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Partnerships have been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment.

On January 1, 2012, we began managing our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the United States (“U.S.”) and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, China, India and Asia Pacific Partnerships); and

•	Europe and Other International Markets (which primarily consists of our operations in the United Kingdom (“UK”), Netherlands, Belgium, Latin America and European Partnerships).

Prior to January 1, 2012, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, Netherlands, Belgium, Latin America and our Worldwide Network).

How We Manage Our Business

For internal management purposes, we refer to “core revenue,” which we calculate as total operating revenue less the revenue of divested and other businesses. Core revenue is used to manage and evaluate the performance of our segments and to allocate resources because this measure provides an indication of the underlying changes in revenue in a single performance measure. Core revenue does not include reported revenue of divested and shut-down businesses since they are not included in future revenue.

During the six months ended June 30, 2012, we a) completed the sale of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies; and b) shut-down of Shanghai Roadway D&B Marketing Service Co Ltd. (“Roadway”). These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 38% of our Asia Pacific total revenue for the three months ended June 30, 2011. These Divested and Other Businesses contributed 17% and 37% of our Asia Pacific total revenue for the six months ended June 30, 2012 and 2011, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

During the six months ended June 30, 2012, we completed the sale of: i) AllBusiness.com, Inc.; ii) Purisma Incorporated; and iii) a small supply management company. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 1% in the aggregate of our North America total revenue for the three months ended June 30, 2011. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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

In addition, we evaluate our North America Risk Management Solutions based on two metrics: (1) “subscription,” and “non-subscription,” and (2) “DNBi ® ” and “non-DNBi.” We define “subscription” as contracts that allow customers’ unlimited use. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year and

“non-subscription” as all other revenue streams. We define “DNBi” as our interactive, customizable online application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis and “non-DNBi” as all other revenue streams. Management believes these measures provide further insight into our performance and growth of our North America Risk Management Solutions revenue.

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

Overview

Simultaneously with the sale of the domestic portion of our Japanese operations to TSR, we entered into a ten-year commercial arrangement to provide TSR with global data for its Japanese competitors and became the exclusive distributor of TSR data to our Worldwide Network partners. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Partnerships have been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment.

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

The following table presents the contribution by segment to total revenue and core revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Total Revenue:
North America	73%	69%	72%	71%
Asia Pacific	12%	17%	13%	15%
Europe and Other International Markets	15%	14%	15%	14%
Core Revenue:
North America	73%	74%	74%	75%
Asia Pacific	12%	11%	11%	10%
Europe and Other International Markets	15%	15%	15%	15%

The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Total Revenue by Customer Solution Set(1):
Risk Management Solutions	67%	64%	64%	64%
Sales & Marketing Solutions	25%	22%	26%	23%
Internet Solutions	8%	7%	8%	7%
Core Revenue by Customer Solution Set:
Risk Management Solutions	67%	68%	66%	68%
Sales & Marketing Solutions	25%	24%	26%	25%
Internet Solutions	8%	8%	8%	7%

(1)	Our Divested and Other Businesses contributed 7% of our total consolidated revenue for the three months ended June 30, 2011. Our Divested and Other Businesses contributed 2% and 6% of our total consolidated revenue for the six months ended June 30, 2012, and 2011, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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

Risk Management Solutions

Our Traditional Risk Management Solutions include our DNBi product line, as well as reports from our database which are used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Risk Management Solutions Revenue	76%	75%	76%	75%
Total Revenue	50%	48%	49%	48%
Core Revenue	50%	51%	50%	51%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Risk Management Solutions Revenue	19%	19%	19%	19%
Total Revenue	13%	12%	12%	12%
Core Revenue	13%	13%	12%	13%

Our Supply Management Solutions can help companies better understand the financial risk of their supply chain. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Risk Management Solutions Revenue	5%	6%	5%	6%
Total Revenue	4%	4%	3%	4%
Core Revenue	4%	4%	4%	4%

Sales & Marketing Solutions

Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Sales & Marketing Solutions Revenue	28%	32%	30%	33%
Total Revenue	7%	7%	8%	8%
Core Revenue	7%	8%	8%	9%

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Sales & Marketing Solutions Revenue	72%	68%	70%	67%
Total Revenue	18%	15%	18%	15%
Core Revenue	18%	16%	18%	16%

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

Consolidated Revenue

The following table presents our core and total revenue by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Revenue:
North America	$279.0	$286.0	$564.5	$574.5
Asia Pacific	46.6	42.4	88.4	78.9
Europe and Other International Markets	58.3	59.8	115.7	116.1

Core Revenue	383.9	388.2	768.6	769.5
Divested and Other Businesses	0.0	28.6	18.1	50.9

Total Revenue	$383.9	$416.8	$786.7	$820.4

The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$256.9	$265.1	$509.9	$522.6
Sales & Marketing Solutions	97.4	93.6	199.0	188.6
Internet Solutions	29.6	29.5	59.7	58.3

Core Revenue	383.9	388.2	768.6	769.5
Divested and Other Businesses	0.0	28.6	18.1	50.9

Total Revenue	$383.9	$416.8	$786.7	$820.4

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Total revenue decreased $32.9 million, or 8% (7% decrease before the effect of foreign exchange), for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease in total revenue was primarily driven by a decrease in Asia Pacific total revenue of $22.1 million, or 32% (33% decrease before the effect of foreign exchange), a decrease in North America total revenue of $9.3 million, or 3% (both before and after the effect of foreign exchange) and a decrease in Europe and Other International Markets total revenue of $1.5 million, or 3% (2% increase before the effect of foreign exchange).

Asia Pacific total revenue was negatively impacted by: a) the divestiture of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies; and b) shut-down of Roadway operations, in the first quarter of 2012, all of which we reclassified as Divested and Other Businesses.

North America total revenue was negatively impacted by the divesture of: i) AllBusiness.com, Inc.; ii) Purisma Incorporated and iii) a small supply management company in the first half of 2012, all of which we reclassified as Divested and Other Businesses.

Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, decreased $4.3 million, or 1% (less than 1% decrease before the effect of foreign exchange), for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease in core revenue is primarily attributed to:

•

Lower revenue from non-DNBi subscription products as customers continue to manage their spend in the current economic climate and migration to usage based products at a lower customer commitment value;

partially offset by:

•	An increase in revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.

Customer Solution Sets

On a customer solution set basis, core revenue reflects:

•

An $8.2 million, or 3% decrease (2% decrease before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in North America of $8.2 million, or 5% (both before and after the effect of foreign exchange), and a decrease in revenue in Europe and Other International Markets of $2.0 million, or 4% (less than 1% increase before the effect of foreign exchange), partially offset by an increase in revenue in Asia Pacific of $2.0 million, or 5% (7% increase before the effect of foreign exchange);

•

A $3.8 million, or 4% increase (5% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Asia Pacific of $2.3 million, or 44% (54% increase before the effect of foreign exchange), an increase in revenue in North America of $1.1 million, or 1% (both before and after the effect of foreign exchange), and an increase in Europe and Other International Markets of $0.4 million, or 5% (9% increase before the effect of foreign exchange); and

•

A $0.1 million, or 1% increase (both before and after the effect of foreign exchange), in Internet Solutions. The increase was driven by an increase in revenue in North America of $0.1 million, or 1% (both before and after the effect of foreign exchange), an increase in revenue in Europe and Other International Markets of $0.1 million, or 6% (8% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Asia Pacific of $0.1 million, or 5% (6% increase before the effect of foreign exchange).

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Total revenue decreased $33.7 million, or 4% (both before and after the effect of foreign exchange), for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease in total revenue was primarily driven by a decrease in Asia Pacific total revenue of $18.3 million, or 15% (16% decrease before the effect of foreign exchange), a decrease in North America total revenue of $15.0 million, or 3% (both before and after the effect of foreign exchange), and a decrease in Europe and Other International Markets total revenue of $0.4 million, or less than 1% (2% increase before the effect of foreign exchange).

Asia Pacific total revenue was negatively impacted by: a) the divestiture of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies; and b) shut-down of Roadway operations, in the first quarter of 2012, all of which we reclassified as Divested and Other Businesses.

North America total revenue was negatively impacted by the divesture of: i) AllBusiness.com, Inc.; ii) Purisma Incorporated and iii) a small supply management company in the first half of 2012, all of which we reclassified as Divested and Other Businesses.

Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, decreased $0.9 million, or less than 1% (less than 1% before the effect of foreign exchange), for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease in core revenue is primarily attributed to:

•

Lower revenue from non-DNBi subscription products as customers continue to manage their spend in the current economic climate and migration to usage based products at a lower customer commitment value;

partially offset by:

•	An increase in revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011; and

•	Year-over-year growth in our core DNBi subscription plans that excludes modules enabled by our DNBi platform.

Customer Solution Sets

On a customer solution set basis, core revenue reflects:

•

A $12.7 million, or 2% decrease (both before and after the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in North America of $16.6 million, or 5% (both before and after the effect of foreign exchange), and a decrease in revenue in Europe and Other International Markets of $1.0 million, or 1% (2% increase before the effect of foreign exchange), partially offset by an increase in revenue in Asia Pacific of $4.9 million, or 7% (both before and after the effect of foreign exchange);

•

A $10.4 million, or 6% increase (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $5.3 million, or 3% (both before and after the effect of foreign exchange), an increase in revenue in Asia Pacific of $4.7 million, or 51% (59% increase before the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $0.4 million, or 3% (5% increase before the effect of foreign exchange); and

•

A $1.4 million, or 3% increase (both before and after the effect of foreign exchange), in Internet Solutions. The increase was driven by an increase in revenue in North America of $1.3 million, or 3% (both before and after the effect of foreign exchange), an increase in revenue in Europe and Other International Markets of $0.2 million, or 14% (16% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Asia Pacific of $0.1 million, or 10% (less than 1% decrease before the effect of foreign exchange).

Recent Developments

On March 18, 2012, we announced that we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. Thereafter, we decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act (“FCPA”) and certain other laws in our China operations. As previously reported, we are cooperating with the local Chinese authorities and have voluntarily contacted the Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.

In connection with the ongoing investigation and evaluation of other factors, such as the time, cost and management bandwidth required to resolve the current matters and restart the business, as well as the very fluid situation in China, we subsequently determined to permanently cease the operations of Roadway. The Roadway shut-down had no impact in our first quarter 2012 Asia Pacific revenue. For the first quarter of 2012, $5.4 million of revenue, $14.5 million of operating loss and $0.5 million shut-down costs was related to the Roadway business. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income. During the first quarter of 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. In addition, we performed a goodwill impairment assessment for the Greater China reporting unit during the first quarter of 2012. The assessment did not result in a goodwill impairment charge for the first quarter of 2012. The key assumptions factored in the goodwill impairment assessment were: recent operating results, economic projections, anticipated future revenue and cash flows and potential sanctions imposed by the Chinese government. The fair value of the Greater China reporting unit exceeded its carrying value by approximately 15%. Total goodwill associated with the reporting unit was $35.6 million at June 30, 2012. A 100 basis points increase or decrease in the revenue growth or discount rate assumption will have a 5% impact on the fair value of the Greater China reporting unit. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on this investigation.

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

Consolidated Operating Costs

The following table presents our consolidated operating costs and operating income for the three month and six month periods ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$126.4	$143.7	$271.0	$280.9
Selling and Administrative Expenses	139.2	154.3	293.7	307.8
Depreciation and Amortization	19.7	20.6	39.9	40.0
Restructuring Charge	9.3	8.5	18.4	12.7

Operating Costs	$294.6	$327.1	$623.0	$641.4

Operating Income	$89.3	$89.7	$163.7	$179.0

Operating Expenses

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Operating expenses decreased $17.3 million, or 12%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The decrease was primarily due to the following:

•

Lower costs as a result of: a) the divestiture of i) the domestic operations of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies, and b) shut-down of Roadway operations; and

•	Lower compensation costs (i.e., bonus and commissions);

partially offset by:

•	Increased data costs.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Operating expenses decreased $9.9 million, or 4%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The decrease was primarily due to the following:

•

Lower costs as a result of: a) the divestiture of i) the domestic operations of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies, and b) shut-down of Roadway operations; and

•	Lower compensation costs (i.e., bonus and commissions);

partially offset by:

•	Increased data costs; and

•	Impairment charge in China related to Roadway (see “Recent Developments” discussed above).

Selling and Administrative Expenses

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Selling and administrative expenses decreased $15.1 million, or 10%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The decrease was primarily due to the following:

•

Lower costs as a result of: a) the divestiture of i) the domestic operations of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies, and b) shut-down of Roadway operations; and

•	Lower compensation costs (i.e., bonus and commissions);

partially offset by:

•	Legal fees and other shut-down expenses associated with allegations in China (see “Recent Developments” discussed above).

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Selling and administrative expenses decreased $14.1 million, or 5%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The decrease was primarily due to the following:

•	Lower compensation costs (i.e., bonus and commissions); and

•

Lower costs as a result of: a) the divestiture of i) the domestic operations of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies, and b) shut-down of Roadway operations;

partially offset by:

•	Impairment charge in China related to Roadway (see “Recent Developments” discussed above); and

•	Legal fees and other shut-down expenses associated with allegations in China (see “Recent Developments” discussed above).

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses

Pension, Postretirement and 401(k) Plan

We had net pension cost of $4.4 million and $8.8 million for the three month and six month periods ended June 30, 2012, respectively, compared with $2.4 million and $4.8 million for the three month and six month periods ended June 30 2011, respectively. Higher pension cost in 2012 was primarily driven by a lower expected return from plan assets related to our U.S. qualified plan. For our U.S. plans, the increase in pension cost in 2012 is primarily driven by a lower expected return from plan assets. For 2012, we use an expected long-term rate of return of 7.75%, a 50 basis points decrease, compared to 8.25% used for 2011. Additionally, a lower expected return from plan assets is also due to a lower market-related value of plan assets, which increased our 2012 net pension cost. Higher actuarial losses amortization in 2012 is substantially offset by lower interest cost, both driven by a lower discount rate. The discount rate applied to our U.S. plans at January 1, 2012 is 4.05%, a 101 basis points decrease from the 5.06% discount rate used for 2011.

We had postretirement benefit income of $2.7 million and $5.4 million for each of the three month and six month periods ended June 30, 2012 and 2011, respectively. The postretirement benefit income was flat compared to prior year.

We had expense associated with our 401(k) Plan of $1.9 million and $4.7 million for the three month and six month periods ended June 30, 2012, respectively, compared with $1.9 million and $5.1 million for the three month and six month periods ended June 30, 2011, respectively. The decrease in expense in 2012 was due to the lower company match as a result of lower employee contributions driven by lower salaries, bonus, overtime and commission payout and headcount. The employer maximum match was 50% of seven percent of a team member’s eligible compensation, subject to certain 401(k) Plan limitations.

Stock-Based Compensation

For the three month and six month periods ended June 30, 2012, we recognized total stock-based compensation expense of $2.7 million and $5.8 million, compared to $2.4 million and $6.0 million for the three month and six month periods ended June 30, 2011, respectively.

Expense associated with our stock option programs was $1.1 million and $2.0 million for the three month and six month periods ended June 30, 2012, compared to $1.0 million and $2.0 million for the three month and six month periods ended June 30, 2011.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $1.4 million and $3.4 million for the three month and six month periods ended June 30, 2012, compared to $1.2 million and $3.5 million for the three month and six month periods ended June 30, 2011. The increase for the three month period was primarily due to higher forfeitures during the prior year period partially offset by a decrease in the fair value of the awards issued over the past several years. The decrease for the six month period was primarily due to a decrease in the fair value of the awards issued over the past several years.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million and $0.4 million for the three month and six month periods ended June 30, 2012, compared to $0.2 million and $0.5 million for the three month and six month periods ended June 30, 2011, respectively

We expect total equity-based compensation of approximately $12.4 million for 2012. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization

Depreciation and amortization decreased $0.9 million, or 4%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This decrease was primarily driven by our Divested and Other Businesses.

Depreciation and amortization decreased $0.1 million, or less than 1%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

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

Restructuring charges have been recorded in accordance with Accounting Standards Codification (“ASC”) 712-10, “Nonretirement Postemployment Benefits,” or “ASC 712-10” and/or ASC 420-10, “Exit or Disposal Cost Obligations,” or “ASC 420-10,” as appropriate.

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

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

During the three months ended June 30, 2012, we recorded a $9.3 million restructuring charge. The significant components of these charges included:

•

Severance and termination costs of $8.1 million and $1.1 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 500 employees were impacted. Of these 500 employees, approximately 435 employees exited the Company in the second quarter of 2012, with the remaining to exit in the second half of 2012. The cash payments for these employees will be substantially completed by the fourth quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.1 million.

During the three months ended June 30, 2011, we recorded an $8.5 million restructuring charge. The significant components of these charges included:

•

Severance and termination costs of $5.4 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 100 employees were impacted. Of these 100 employees, approximately 65 employees exited the Company in the second quarter of 2011, with the remaining having exited in the second half of 2011. The cash payments for these employees were substantially completed by the first quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.1 million.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

During the six months ended June 30, 2012, we recorded an $18.4 million restructuring charge. The significant components of these charges included:

•

Severance and termination costs of $11.2 million and $4.7 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 620 employees were impacted. Of these 620 employees, approximately 555 employees exited the Company in the first half of 2012, with the remaining to exit in the second half of 2012. The cash payments for these employees will be substantially completed by the fourth quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.5 million.

During the six months ended June 30, 2011, we recorded a $12.7 million restructuring charge. The significant components of these charges included:

•

Severance and termination costs of $9.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 200 employees were impacted. Of these 200 employees, approximately 160 employees exited the Company in the first half of 2011, with the remaining having exited in the second half of 2011. The cash payments for these employees were substantially completed by the first quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.1 million.

Interest Income (Expense) — Net

The following table presents our “Interest Income (Expense) – Net” for the three month and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.2	$0.5	$0.3	$0.9
Interest Expense	(9.2)	(9.1)	(18.3)	(18.3)

Interest Income (Expense) - Net	$(9.0)	$(8.6)	$(18.0)	$(17.4)

Interest income decreased $0.3 million, or 60%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease in interest income is primarily attributable to lower average amounts of interest-bearing balances. Interest income decreased $0.6 million, or 63%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease in interest income is primarily attributable to lower average amounts of interest-bearing balances.

Interest expense increased $0.1 million, or 2%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase in interest expense is primarily attributable to modestly higher average interest rates. Interest expense remained flat for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Other Income (Expense) — Net

The following table presents our “Other Income (Expense) — Net” for the three months ended March 31, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Effect of Legacy Tax Matters(a)	$0.3	$(7.9)	$0.4	$(7.7)
Gain on Sale of Businesses(b)	0.0	0.0	6.0	0.0
Loss on Investment(c)	0.0	0.1	0.0	(3.1)
Miscellaneous Other Income (Expense) - Net(d)	(0.3)	(0.5)	0.2	(0.8)

Other Income (Expense) - Net	$0.0	$(8.3)	$6.6	$(11.6)

(a)	During the three month and six month periods ended June 30, 2011, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the expiration of the statute of limitations.
(b)	During the six months ended June 30, 2012, we recognized gains primarily related to the sale of the domestic portion of our Japanese operations to TSR and our market research business in China, consisting of two joint venture companies. See Note 13 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q.
(c)	During the six months ended June 30, 2011, we recorded an impairment charge related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on MaxCV.
(d)	Miscellaneous Other Income (Expense) – Net increased for the three month and six month periods ended June 30, 2012 compared to the three month and six month periods ended June 30, 2011, primarily due to foreign exchange.

Provision for Income Taxes

For the three months ended June 30, 2012, our effective tax rate was 30.2% as compared to 20.1% for the three months ended June 30, 2011. The 2011 effective tax rate was significantly impacted by the release of reserves for uncertain tax positions in 2011 due to the expiration of a statute of limitations in 2011 which did not re-occur in 2012. The 2012 effective tax rate was positively impacted by an incremental benefit recorded for the divestiture of the domestic portion of our Japan operations and by a benefit recorded as a result of a change to state apportionment related to a prior tax period. For the three months ended June 30, 2012, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.

For the six months ended June 30, 2012, our effective tax rate was 21.4% as compared to 29.2% for the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was positively impacted by a tax benefit on a loss on the tax basis of a legal entity and by tax benefits from the divestiture of the domestic portion of our Japan operations and negatively impacted by an impairment related to permanently ceasing operations of Roadway in China. For the six months ended June 30, 2012, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.

The total amount of gross unrecognized tax benefits as of June 30, 2012 was $124.9 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $117.1 million, net of tax benefits. During the three months ended June 30, 2012, we increased our unrecognized tax benefits by $0.1 million, net of decreases. The increase is primarily related to additions in prior year tax positions. During the six months ended June 30, 2012, we increased our unrecognized tax benefits by approximately $4.8 million (net of decreases), primarily related to legacy tax matters. The company anticipates that it is reasonably possible total unrecognized tax benefits will decrease by approximately $34 million within the next twelve months as a result of the expiration of applicable statutes of limitation.

We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and six month periods ended June 30, 2012 was $0.8 million and $1.3 million, net of tax benefits, respectively, as compared to $0.9 million and $1.6 million, net of tax benefits in the three month and six month periods ended June 30, 2011, respectively. The total amount of accrued interest as of June 30, 2012 was $12.7 million, net of tax benefits, as compared to $10.3 million, net of tax benefits, as of June 30, 2011.

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

The IRS has completed its examination of our 2004, 2005 and 2006 tax years. As reported in our Annual Report on Form 10-K for the year ended December 31, 2011 the IRS proposed certain adjustments to our Research Tax Credits and Domestic Production Deduction. We agreed with the proposed Research Tax Credit adjustments which were fully reserved under authoritative guidance. We disagreed with the proposed Domestic Production Deduction adjustments and are currently having this matter reviewed by the IRS Office of Appeals. As of June 30, 2012, we expect this dispute will be resolved within twelve months. Should the IRS Office of Appeals decide in favor of the IRS, we do not expect the Domestic Production Deduction adjustment to have a material impact on our consolidated statement of operations or consolidated statement of cash flows.

The IRS has commenced an examination of our 2007, 2008 and 2009 tax years. We expect the examination will be completed in the fourth quarter of 2013.

Earnings per Share

In accordance with the authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 8,396 shares and 66,559 shares for the three months ended June 30, 2012 and 2011, respectively. The weighted average restricted shares outstanding were 19,331 shares and 84,662 shares for the six months ended June 30, 2012 and 2011, respectively.

The following table sets forth our EPS for the three month and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.21	$1.19	$2.54	$2.19

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.20	$1.18	$2.52	$2.17

For the three months ended June 30, 2012, basic and diluted EPS attributable to D&B common shareholders increased 2%, compared with the three months ended June 30, 2011, due to a 5% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases, partially offset by a decrease of 3% in Net Income Attributable to D&B common shareholders.

For the six months ended June 30, 2012, basic EPS attributable to D&B common shareholders increased 16%, compared with the six months ended June 30, 2011, due to an increase of 11% in Net Income Attributable to D&B common shareholders and a 4% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the six months ended June 30, 2012, diluted EPS attributable to D&B common shareholders increased 16%, compared with the six months ended June 30, 2011, due to an increase of 11% in Net Income Attributable to D&B common shareholders and a 5% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases.

Segment Results

Simultaneously with the sale of the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd., we entered into a ten-year commercial arrangement to provide TSR with global data for its Japanese competitors and became the exclusive distributor of TSR data to our Worldwide Network partners. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Partnerships have been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment.

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

North America

North America is our largest segment representing 73% and 72% of our total revenue for the three month and six month periods ended June 30, 2012 compared to 69% and 71% of our total revenue for the three month and six month periods ended June 30, 2011, respectively.

During the six months ended June 30, 2012, we completed the sale of: i) AllBusiness.com, Inc.; ii) Purisma Incorporated; and a small supply management company. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 1%, in the aggregate, of our North America total revenue for the three months ended June 30, 2011. See Note 10 and Note 12 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

North America represented 73% and 74% of our core revenue for the three month and six month periods ended June 30, 2012 compared to 74% and 75% of our core revenue for the three month and six month periods ended June 30, 2011.

The following table presents our North America revenue by customer solution set and North America operating income for the three month and six month periods ended June 30, 2012 and 2011.

Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$169.5	$177.7	$339.7	$356.3
Sales & Marketing Solutions	80.7	79.6	166.8	161.5
Internet Solutions	28.8	28.7	58.0	56.7

North America Core Revenue	279.0	286.0	564.5	574.5
Divested and Other Businesses	0.0	2.3	0.0	5.0

North America Total Revenue	$279.0	$288.3	$564.5	$579.5

Operating Income	$103.2	$105.0	$205.7	$211.9

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

North America Overview

North America total revenue decreased $9.3 million, or 3% (both before and after the effect of foreign exchange), for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. North America total revenue was negatively impacted by the divestiture of i) AllBusiness.com, Inc.;ii) Purisma Incorporated; and iii) a small supply management company in the first half of 2012, all of which we reclassified as Divested and Other Businesses. Excluding the impact of the Divested and Other Businesses, core revenue decreased $7.0 million, or 2% (both before and after the effect of foreign exchange).

North America Customer Solution Sets

On a customer solution set basis, the $7.0 million decrease in core revenue for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $8.2 million, or 5% (both before and after the effect of foreign exchange) primarily due to:

•	Lower revenue from non-DNBi subscription products. Budget constraints have led customers to migrate from non-DNBi subscriptions to smaller usage based plans; and

•

DNBi subscription plans were down due to a decline in modules, reflecting the delay in innovation on the DNBi platform as we moved DNBi to our development center in Ireland. Our first enhancement was not rolled out until late December 2011 and missed the fourth quarter renewal season. Within DNBi, pricing remains firm with lift in the mid-single digits and annualized retention holding steady in the low 90% range.

Traditional Risk Management Solutions, which accounted for 71% of total North America Risk Management Solutions, decreased 3% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•

Lower revenue from non-DNBi subscription products as customers continue to manage their spend in the current economic climate and migration to usage based products at a lower customer commitment value;

partially offset by:

•

Year-over-year growth in our core DNBi subscription plans that excludes modules (see Value-Added Risk Management Solutions below for further discussion) enabled by our DNBi platform. The increase in core DNBi was driven by continued high retention, increased dollar spend for our existing customers and new product releases. We continue to see mid-single digit price increases with these customers when they renew these subscription plans.

Value-Added Risk Management Solutions, which accounted for 22% of total North America Risk Management Solutions, decreased 8% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•

Lower purchases from existing customers of modules enabled by our DNBi platform as customers’ budgets were more focused towards our core DNBi products and the delay in innovation on the DNBi platform as we moved DNBi to our development center in Ireland. Our first enhancement was not rolled out until late December 2011 and missed the fourth quarter renewal season;

•	A one-time benefit in the prior year due to revenue recognition on the existing customer set and the allocation of revenue in new arrangements using the best estimated selling price; and

•	A shift in product mix from our Value-Added Risk Management Solutions to our Value-Added Sales & Marketing Solutions;

partially offset by:

•	Increased usage by existing customers of transactional products.

Supply Management Solutions, which accounted for 7% of total North America Risk Management Solutions, decreased 6% (both before and after the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•

An increase in Sales & Marketing Solutions of $1.1 million, or 1% (both before and after the effect of foreign exchange) primarily due to strong performance from our Value-Added products partially offset by a decline in Traditional Sales & Marketing Solutions.

Traditional Sales & Marketing Solutions, which accounted for 20% of total North America Sales & Marketing Solutions, decreased 24% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	The timing impact of entering into a commercial arrangement with a third party whereby certain products will be provided under a licensing agreement;

•	Our decision to stop selling certain legacy products and convert the existing customer base as well as new prospects to Hoover’s solutions; and

•	Decreased purchases from certain customers due to economic and budgetary pressures particularly in our education marketing business.

Value-Added Sales & Marketing Solutions, which accounted for 80% of total North America Sales & Marketing Solutions, increased 11% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Growth in our products as a result of increased commitments primarily related to growth in our new Data as a Service or “DaaS” products (e.g., D&B 360);

•	The completion of large customized projects; and

•	A shift in product mix from our Value-Added Risk Management Solutions to our Value-Added Sales & Marketing Solutions;

partially offset by:

•	A one-time benefit in the prior year due to revenue recognition on the existing customer set and the allocation of revenue in new arrangements using the best estimated selling price.

Internet Solutions

•

An increase in Internet Solutions of $0.1 million, or 1% (both before and after the effect of foreign exchange) as a result of continued growth in our subscription revenue at Hoover’s partially offset by decreased advertising revenue. Growth decelerated due to customer budget considerations.

North America Operating Income

North America operating income for the three months ended June 30, 2012 was $103.2 million, compared to $105.0 million for the three months ended June 30, 2011, a decrease of 1.8 million, or 2%. The decrease in operating income was primarily attributable to:

•	A decrease in total revenue; and

•	Increased costs associated with our investments and marketing efforts;

partially offset by:

•	Lower compensation costs (i.e., bonus and commissions).

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

North America Overview

North America total revenue decreased $15.0 million, or 3% (both before and after the effect of foreign exchange), for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. North America total revenue was negatively impacted by the divestiture of: i) AllBusiness.com, Inc.; ii) Purisma Incorporated; and iii) a small supply management company in the first half of 2012, all of which we reclassified as Divested and Other Businesses. Excluding the impact of the Divested and Other Businesses, core revenue decreased $10.0 million, or 2% (both before and after the effect of foreign exchange).

North America Customer Solution Sets

On a customer solution set basis, the $10.0 million decrease in core revenue for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $16.6 million, or 5% (both before and after the effect of foreign exchange) primarily due to:

•	Lower revenue from non-DNBi subscription products. Budget constraints have led customers to migrate from non-DNBi subscriptions to smaller usage based plans; and

•	A shift in product mix from our Value-Added Risk Management Solutions to our Value-Added Sales & Marketing Solutions.

Traditional Risk Management Solutions, which accounted for 72% of total North America Risk Management Solutions, decreased 3% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•

Lower revenue from non-DNBi subscription products as customers continue to manage their spend in the current economic climate and migration to usage based products at a lower customer commitment value;

partially offset by:

•

Year-over-year growth in our core DNBi subscription plans that excludes modules (see Value-Added Risk Management Solutions below for further discussion) enabled by our DNBi platform. The increase in core DNBi was driven by continued high retention, increased dollar spend for our existing customers and new product releases. We continue to see mid-single digit price increases with these customers when they renew these subscription plans.

Value-Added Risk Management Solutions, which accounted for 21% of total North America Risk Management Solutions, decreased 10% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	A shift in product mix from our Value-Added Risk Management Solutions to our Value-Added Sales & Marketing Solutions;

•

Lower purchases from existing customers of modules enabled by our DNBi platform as customers’ budgets were more focused towards our core DNBi products and the delay in innovation on the DNBi platform as we moved DNBi to our development center in Ireland. Our first enhancement was not rolled out until late December 2011 and missed the fourth quarter renewal season; and

•	A one-time benefit in the prior year due to revenue recognition on the existing customer set and the allocation of revenue in new arrangements using the best estimated selling price;

partially offset by:

•	Increased usage by existing customers of transactional products.

Supply Management Solutions, which accounted for 7% of total North America Risk Management Solutions, decreased 6% (7% decrease before the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•

An increase in Sales & Marketing Solutions of $5.3 million, or 3% (both before and after the effect of foreign exchange) primarily due to strong performance from our Value-Added products partially offset by a decline in Traditional Sales & Marketing Solutions.

Traditional Sales & Marketing Solutions, which accounted for 23% of total North America Sales & Marketing Solutions, decreased 14% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Our decision to stop selling certain legacy products and convert the existing customer base as well as new prospects to Hoover’s solutions; and

•	Decreased purchases from certain customers due to economic and budgetary pressures particularly in our education marketing business.

partially offset by:

•	The positive impact of entering into a commercial arrangement with a third party whereby certain products will be provided under a licensing agreement.

Value-Added Sales & Marketing Solutions, which accounted for 77% of total North America Sales & Marketing Solutions, increased 10% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Growth in our products as a result of increased commitments primarily related to growth in our new Data as a Service or “DaaS” products (e.g., D&B 360); and

•	A shift in product mix from our Value-Added Risk Management Solutions to our Value-Added Sales & Marketing Solutions;

partially offset by:

•	A one-time benefit in the prior year due to revenue recognition on the existing customer set and the allocation of revenue in new arrangements using the best estimated selling price.

Internet Solutions

•

An increase in Internet Solutions of $1.3 million, or 3% (both before and after the effect of foreign exchange) as a result of continued growth in our subscription revenue at Hoover’s and migration by certain customers from Traditional Sales & Marketing Solutions as customers see our improved value proposition and innovation, partially offset by decreased advertising revenue. Growth decelerated due to customer budget considerations.

North America Operating Income

North America operating income for the six months ended June 30, 2012 was $205.7 million, compared to $211.9 million for the six months ended June 30, 2011, a decrease of $6.2 million, or 3%. The decrease in operating income was primarily attributable to:

•	A decrease in total revenue; and

•	Increased costs associated with our investments (i.e., data and product innovation) and marketing efforts;

partially offset by:

•	Lower compensation costs (i.e., bonus and commissions).

Asia Pacific

Asia Pacific represented 12% and 13% of our total revenue for the three month and six month periods ended June 30, 2012, as compared to 17% and 15% of our total revenue for the three month and six month periods ended June 30, 2011.

During the first quarter of 2012, we completed the sale of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies. These businesses have been classified as “Divested and Other Businesses.”

During the second quarter of 2012, we permanently ceased our Roadway operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. In addition, we have been reviewing certain allegations that we may have violated the FCPA and certain other laws in our China operations. We are cooperating with the local Chinese authorities and have voluntarily contacted the SEC and the DOJ to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee. This business has been classified as a “Divested and Other Businesses.”

These Divested and Other Businesses contributed 38% of our Asia Pacific total revenue for the three months ended June 30, 2011. These Divested and Other Businesses contributed 17% and 37% of our Asia Pacific total revenue for the six months ended June 30, 2012 and 2011, respectively.

Asia Pacific represented 12% and 11% of our core revenue for the three month and six month periods ended June 30, 2012, as compared to 11% and 10% of our core revenue for the three month and six month periods ended June 30, 2011.

The following table presents our Asia Pacific revenue by customer solution set and Asia Pacific operating income for the three month and six month periods ended June 30, 2012 and 2011.

Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue by customer solution set:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$38.9	$36.9	$74.0	$69.1
Sales & Marketing Solutions	7.5	5.2	14.0	9.3
Internet Solutions	0.2	0.3	0.4	0.5

Asia Pacific Core Revenue	46.6	42.4	88.4	78.9
Divested and Other Businesses	0.0	26.3	18.1	45.9

Asia Pacific Total Revenue	$46.6	$68.7	$106.5	$124.8

Operating Income (Loss)	$5.6	$7.5	$(5.5)	$5.7

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Asia Pacific Overview

Asia Pacific total revenue decreased $22.1 million, or 32% (33% decrease before the effect of foreign exchange), for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Asia Pacific total revenue was negatively impacted by a) the divestiture of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies; and b) shut-down of Roadway operations, in the first quarter of 2012, all of which we reclassified as Divested and Other Businesses.

Asia Pacific total revenue was positively impacted by the acquisition of MicroMarketing which contributed six percentage points of growth before the impact of foreign exchange to total Asia Pacific revenue growth during the three months ended June 30, 2012.

Excluding the impact of the Divested and Other Businesses, core revenue increased $4.2 million, or 10% (12% increase before the effect of foreign exchange) for the three months ended June 30, 2012.

Asia Pacific Customer Solution Sets

On a customer solution set basis, the $4.2 million increase in Asia Pacific core revenue for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $2.0 million, or 5% (7% increase before the effect of foreign exchange) primarily due to:

•	Increased revenue from our commercial agreement to provide TSR with global data for its Japanese customers and to distribute TSR data to our Worldwide Network partners; and

•	Increased purchases and usage by new and existing customers in certain of our markets.

Traditional Risk Management Solutions, which accounted for 90% of Asia Pacific Risk Management Solutions, increased 3% (4% increase before the effect of foreign exchange). This increase was primarily due to:

•	Increased purchases and usage by new and existing customers in certain of our markets;

•	Increased revenue from our commercial agreement to provide TSR with global data for its Japanese customers and to distribute TSR data to our Worldwide Network partners; and

•	Increased collections revenue in our Australia market primarily due to economic recovery from the prior year’s natural disasters which slowed-down collection activity in 2011;

partially offset by:

•	Decreased revenue resulting from changes in China in the second quarter of 2012 which restricted our access to Chinese company financial statements.

Value-Added Risk Management Solutions, which accounted for 10% of Asia Pacific Risk Management Solutions, increased 38% (39% increase before the effect of foreign exchange), primarily due to increased revenue from our commercial agreement to provide TSR with global data for its Japanese customers and to distribute TSR data to our Worldwide Network partners.

Sales & Marketing Solutions

•

An increase in Sales & Marketing Solutions of $2.3 million, or 44% (54% increase before the effect of foreign exchange) primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.

Traditional Sales & Marketing Solutions, which accounted for 68% of Asia Pacific Sales & Marketing Solutions, increased 30% (41% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.

Value-Added Sales & Marketing Solutions, which accounted for 32% of Asia Pacific Sales & Marketing Solutions, increased 90% (95% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.

Internet Solutions

•	Internet Solutions decreased $0.1 million, or 5% (6% increase before the effect of foreign exchange), on a small base.

Asia Pacific Operating Income –

Asia Pacific operating income for the three months ended June 30, 2012 was $5.6 million, compared to operating income of $7.5 million for the three months ended June 30, 2011, a decrease of $1.9 million, or 26%. The decrease was primarily due to:

•	A decrease in Asia Pacific total revenue;

partially offset by:

•

Lower costs as a result of: a) the divestiture of i) the domestic operations of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies, and b) shut-down of Roadway operations.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Asia Pacific Overview

Asia Pacific total revenue decreased $18.3 million, or 15% (16% decrease before the effect of foreign exchange), for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Asia Pacific total revenue was negatively impacted by a) the divestiture of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies; and b) shut-down of Roadway operations, in the first quarter of 2012, all of which we reclassified as Divested and Other Businesses.

Asia Pacific total revenue was positively impacted by the acquisition of MicroMarketing, which contributed seven percentage points of growth, before the impact of foreign exchange, to total Asia Pacific revenue growth, during the six months ended June 30, 2012.

Excluding the impact of the Divested and Other Businesses, core revenue increased $9.5 million, or 12% (13% increase before the effect of foreign exchange) for the six months ended June 30, 2012.

Asia Pacific Customer Solution Sets

On a customer solution set basis, the $9.5 million increase in Asia Pacific core revenue for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, reflects:

Risk Management Solutions

•	An increase in Risk Management Solutions of $4.9 million, or 7% (both before and after the effect of foreign exchange) primarily due to:

•	Increased collections revenue in our Australia market, primarily due to economic recovery from the prior year’s natural disasters, which slowed-down collection activity in 2011; and

•	Increased revenue from our commercial agreement to provide TSR with global data for its Japanese customers, and to distribute TSR data to our Worldwide Network partners.

Traditional Risk Management Solutions, which accounted for 91% of Asia Pacific Risk Management Solutions, increased 8% (both before and after the effect of foreign exchange). This increase was primarily due to:

•	Increased collections revenue in our Australia market, primarily due to economic recovery from the prior year’s natural disasters, which slowed-down collection activity in 2011;

•	Increased purchases and usage by new and existing customers in certain of our markets; and

•	Increased revenue from our commercial agreement to provide TSR with global data for its Japanese customers, and to distribute TSR data to our Worldwide Network partners;

partially offset by:

•	Decreased revenue resulting from changes in China in the second quarter of 2012 which restricted our access to Chinese company financial statements.

Value-Added Risk Management Solutions, which accounted for 9% of Asia Pacific Risk Management Solutions, increased 4% (3% increase before the effect of foreign exchange). This increase was primarily due to increased revenue from our commercial agreement to provide TSR with global data for its Japanese customers, and to distribute TSR data to our Worldwide Network partners.

Sales & Marketing Solutions

•

An increase in Sales & Marketing Solutions of $4.7 million, or 51% (59% increase before the effect of foreign exchange) primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.

Traditional Sales & Marketing Solutions, which accounted for 67% of Asia Pacific Sales & Marketing Solutions, increased 33% (43% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.

Value-Added Sales & Marketing Solutions, which accounted for 33% of Asia Pacific Sales & Marketing Solutions, increased 106% (107% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.

Internet Solutions

•	Internet Solutions decreased $0.1 million, or 10% (less than 1% decrease before the effect of foreign exchange), on a small base.

Asia Pacific Operating Income –

Asia Pacific operating loss for the six months ended June 30, 2012 was $5.5 million, compared to operating income of $5.7 million for the six months ended June 30, 2011, a decrease of $11.2 million. The decrease was primarily due to:

•	A decrease in Asia Pacific total revenue; and

•	Impairment charge in China related to Roadway (see “Recent Developments” discussed above);

partially offset by:

•

Lower costs as a result of: a) the divestiture of i) the domestic operations of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies, and b) shut-down of Roadway operations.

Europe and Other International Markets

Europe and Other International Markets represented 15% of our total revenue for the three month and six month periods ended June 30, 2012, as compared to 14% of our total revenue for the three month and six month periods ended June 30, 2011.

Europe and Other International Markets represented 15% of our core revenue for the three month and six month periods ended June 30, 2012 and 2011.

There were no divestitures within this segment during the three month and six month periods ended June 30, 2012 and 2011. The following table presents our Europe and Other International Markets revenue by customer solution set and Europe and Other International Markets operating income for the three month and six month periods ended June 30, 2012 and 2011:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$48.5	$50.5	$96.2	$97.2
Sales & Marketing Solutions	9.2	8.8	18.2	17.8
Internet Solutions	0.6	0.5	1.3	1.1

Europe and Other International Markets Total and Core Revenue	$58.3	$59.8	$115.7	$116.1

Operating Income	$14.6	$9.8	$28.8	$20.8

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Europe and Other International Markets Overview

Europe and Other International Markets total and core revenue decreased $1.5 million, or 3% (2% increase before the effect of foreign exchange), for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Europe and Other International Markets Customer Solution Sets

On a customer solution set basis, the $1.5 million decrease in Europe and Other International Markets total and core revenue for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $2.0 million, or 4% (less than 1% increase before the effect of foreign exchange) primarily due to:

•	The negative impact of foreign exchange; and

•	Lower transactional volumes as a result of our customers carefully managing their spend due to budgetary pressures;

partially offset by:

•	Increased purchases as a result of new project-oriented business.

Traditional Risk Management Solutions, which accounted for 80% of Europe and Other International Markets Risk Management Solutions, decreased 6% (2% decrease before the effect of foreign exchange). This decrease was primarily due to:

•	The negative impact of foreign exchange; and

•	Lower transactional volumes as a result of our customers carefully managing their spend due to budgetary pressures.

Value-Added Risk Management Solutions, which accounted for 18% of Europe and Other International Markets Risk Management Solutions, increased 4% (9% increase before the effect of foreign exchange). This increase was primarily due to increased purchases as a result of new project-oriented business in most of our European markets.

Supply Management Solutions, which accounted for 2% of Europe and Other International Markets Risk Management Solutions, increased 22% (36% increase before the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•

An increase in Sales & Marketing Solutions of $0.4 million, or 5% (9% increase before the effect for foreign exchange) primarily due to increased purchases by existing customers in certain of our markets.

Traditional Sales & Marketing Solutions, which accounted for 63% of Europe and Other International Markets Sales & Marketing Solutions, increased 14% (17% increase before the effect of foreign exchange). This increase was primarily due to increased purchases by existing customers in certain of our markets.

Value-Added Sales & Marketing Solutions, which accounted for 37% of Europe and Other International Markets Sales & Marketing Solutions, decreased 7% (3% decrease before the effect of foreign exchange), on a small base.

Internet Solutions

•	Internet Solutions increased $0.1 million, or 6% (8% increase before the effect of foreign exchange) on a small base.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the three months ended June 30, 2012 was $14.6 million, compared to $9.8 million for the three months ended June 30, 2011, an increase of $4.8 million, or 49%, primarily due to:

•	Decreased operating expenses (e.g., compensation, travel related expenses, etc.); and

•	Lower costs as a result of our reengineering efforts;

partially offset by:

•	A decrease in total revenue.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Europe and Other International Markets Overview

Europe and Other International Markets total and core revenue decreased $0.4 million, or less than 1% (2% increase before the effect of foreign exchange), for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Europe and Other International Markets Customer Solution Sets

On a customer solution set basis, the $0.4 million decrease in Europe and Other International Markets total and core revenue for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, reflects:

Risk Management Solutions

•	A decrease in Risk Management Solutions of $1.0 million, or 1% (2% increase before the effect of foreign exchange) primarily due to:

•	The negative impact of foreign exchange;

partially offset by:

•	Increased purchases as a result of new project-oriented business in most of our European markets.

Traditional Risk Management Solutions, which accounted for 80% of Europe and Other International Markets Risk Management Solutions, decreased 4% (2% decrease before the effect of foreign exchange). This decrease was primarily due to:

•	The negative impact of foreign exchange; and

•	Lower transactional volumes as a result of our customers carefully managing their spend due to budgetary pressures.

Value-Added Risk Management Solutions, which accounted for 18% of Europe and Other International Markets Risk Management Solutions, increased 11% (14% increase before the effect of foreign exchange). This increase was primarily due to increased purchases as a result of new project-oriented business in most of our European markets.

Supply Management Solutions, which accounted for 2% of Europe and Other International Markets Risk Management Solutions, increased 38% (50% increase before the effect of foreign exchange), on a small base.

Sales & Marketing Solutions

•

An increase in Sales & Marketing Solutions of $0.4 million, or 3% (5% increase before the effect of foreign exchange) primarily due to increased purchases by existing customers in certain of our markets.

Traditional Sales & Marketing Solutions, which accounted for 63% of Europe and Other International Markets Sales & Marketing Solutions, increased 4% (6% increase before the effect of foreign exchange). This increase was primarily due to increased purchases by existing customers in certain of our markets.

Value-Added Sales & Marketing Solutions, which accounted for 37% of Europe and Other International Markets Sales & Marketing Solutions, increased less than 1% (3% increase before the effect of foreign exchange). This increase was primarily due to increased sales to our existing customer base in certain of our markets.

Internet Solutions

•	Internet Solutions increased $0.2 million, or 14% (16% increase before the effect of foreign exchange) on a small base.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the six months ended June 30, 2012 was $28.8 million, compared to $20.8 million for the six months ended June 30, 2011, an increase of $8.0 million, or 38%, primarily due to:

•	Decreased operating expenses (e.g., compensation, travel related expenses, etc.); and

•	Lower costs as a result of our reengineering efforts;

partially offset by:

•	A decrease in total revenue.

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

•

Our results are subject to the effects of foreign economies, exchange rate fluctuations, legislative or regulatory requirements, such as the adoption of new or changes in accounting policies and practices, including pronouncements by the Financial Accounting Standards Board or other standard setting bodies, and the implementation or modification of fees or taxes that we must pay to acquire, use, and/or redistribute data. Future laws or regulations with respect to the collection, compilation, use and/ or publication of information and adverse publicity or litigation concerning the commercial use of such information, or changes in the rules governing the operation of the Internet could, have a material adverse effect on our business and financial results;

•

Our ability to acquire and successfully integrate other complementary businesses, products and technologies into our existing business, without significant disruption to our existing business or to our financial results;

•

The continued adherence by third-party members of our D&B Worldwide Network, or other third parties who license and sell under the D&B name, to our quality standards, our brand and communication standards and to the terms and conditions of our commercial services arrangements;

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

On July 13, 2012, Standard and Poor’s lowered our long-term credit rating from A- to BBB+ and affirmed our short-term credit rating at A-2. The long-term rating revision is not expected to materially impact our liquidity position, access to the capital markets or funding costs. On July 19, 2012, Fitch Ratings affirmed our issuer default rating and short-term issuer default rating at A- and F-2, respectively.

Cash Provided by Operating Activities

Net cash provided by operating activities was $243.6 million and $214.2 million for the six months ended June 30, 2012 and 2011, respectively. The $29.4 million increase was primarily driven by:

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses; and

•	Receipt related to the termination of interest rate derivatives;

partially offset by

•	Increased net tax payments as compared to prior year.

Cash Used in Investing Activities

Net cash used in investing activities was $24.4 million for the six months ended June 30, 2012, as compared to net cash used in investing activities of $21.9 million for the six months ended June 30, 2011. The $2.5 million change primarily reflects the following activities:

•	An increase in additions to computer software and other intangibles (e.g., MaxCV);

partially offset by:

•

Proceeds related to the sale of: i) the domestic portion of our Japanese operations to TSR; ii) Purisma Incorporated; iii) our market research business in China, consisting of two joint venture companies; and iv) AllBusiness.com, Inc. See Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Cash Used in Financing Activities

Net cash used in financing activities was $183.2 million and $196.4 million for the six months ended June 30, 2012 and 2011, respectively. As set forth below, this $13.2 million change primarily relates to contractual obligations and share repurchases.

Contractual Obligations

Credit Facility

At June 30, 2011, we had a $650 million, five-year bank revolving credit facility, which we terminated on October 25, 2011 and entered into an $800 million, five-year bank revolving credit facility.

At June 30, 2012, we had an $800 million, five-year bank revolving credit facility, which expires in October 2016. We had $308.6 million of borrowings outstanding under the $800 million, five-year revolving credit facility at June 30, 2012. We had $160.0 million of borrowings outstanding under the $650 million, five-year revolving credit facility at June 30, 2011. We borrowed under these facilities from time-to-time during the six months ended June 30, 2012 to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases.

Share Repurchases

During the six months ended June 30, 2012, we repurchased 3,028,266 shares of common stock for $204.0 million. The share repurchases were comprised of the following programs:

•

In October 2011, our Board of Directors approved a $500 million share repurchase program, which commenced in November 2011 upon completion of our then existing $200 million share repurchase program. We repurchased 2,968,703 shares of common stock for $200.0 million under this share repurchase program during the six months ended June 30, 2012. We anticipate that this program will be completed by December 31, 2012; and

•

In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 59,563 shares of common stock for $4.0 million under this share repurchase program during the six months ended June 30, 2012. This repurchase program commenced in October 2010 and expires in October 2014.

During the six months ended June 30, 2011, we repurchased 832,200 shares of common stock for $67.5 million. The share repurchases were comprised of the following programs:

•

In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009. We repurchased 474,644 shares of common stock for $38.4 million under this share repurchase program during the six months ended June 30, 2011. This program was completed in November 2011; and

•

In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 357,556 shares of common stock for $29.1 million under this share repurchase program during the six months ended June 30, 2011. This repurchase program commenced in October 2010 and expires in October 2014.

Future Liquidity—Sources and Uses of Funds

Share Repurchases

In October 2011, our Board of Directors approved a $500 million share repurchase program, which commenced in November 2011. During the six months ended June 30, 2012, we repurchased 2,968,703 shares of common stock for $200.0 million under this share repurchase program leaving $270.2 million remaining under this program as of June 30, 2012. We anticipate that this program will be completed by December 31, 2012.

In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP. During the six months ended June 30, 2012, we repurchased 59,563 shares of common stock for $4.0 million under this share repurchase program with 4,116,003 shares of common stock remaining under this program. This program commenced in October 2010 and expires in October 2014.

In August 2012, our Board of Directors approved a $500 million increase to our existing $500 million share repurchase program, for a total program authorization of $1 billion. As of June 30, 2012, $229.8 million of common stock were purchased against the existing $500 million share repurchase program, leaving $770.2 million available. It is our intention to complete this program over the next twenty-four months. We expect that the share repurchase program will be funded from cash provided by operating activities, and supplemented as needed with available financing arrangements.

Dividends

In August 2012, we approved the declaration of a dividend of $0.38 per share for the third quarter of 2012. This cash dividend will be payable on September 18, 2012 to shareholders of record at the close of business on August 31, 2012.

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

Spin-off Obligation

In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the Internal Revenue Service (“IRS”) issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (i.e., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2010 consistent with the IRS rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2008 to 2010 of approximately $1.6 million in the aggregate for such years. This liability was reduced from $20.5 million at December 31, 2011 to $1.6 million during the six months ended June 30, 2012 due to expiration of the statute of limitations. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate, which represented the incremental tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS’ rulings. In February 2011, we paid Moody’s an additional sum of approximately $2.5 million, for tax years 2003-2005. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $1.6 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.

Commercial Paper Program

We maintain an $800 million commercial paper program which is supported by the bank revolving credit facility. The commercial paper program was increased from $300 million to $800 million in July 2012. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the

Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the bank revolving credit facility.

Potential Payments in Legal Matters

We are involved in certain legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. We believe we have adequate reserves recorded in our unaudited consolidated financial statements for our current exposures in these matters, where applicable, as described herein.

As discussed under “Recent Developments” above, we are currently investigating alleged violations of law in our China operations, which could ultimately result in penalties or other payments by us. In connection with the shut-down of the Roadway operations, we believe we may incur additional cash expenditures for severance, lease payments, etc.

Unrecognized Tax Benefits

In addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2011, we have a total amount of unrecognized tax benefits of $124.9 million as of June 30, 2012. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $151.4 million.

Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2011.

We do not have any related party transactions as of June 30, 2012.

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

As of June 30, 2012, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of June 30, 2012, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions Regarding Disclosure Controls

Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended June 30, 2012, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 18, 2012, we announced that we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. Thereafter, we decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the FCPA and certain other laws in our China operations.

Our investigation remains ongoing and is being conducted at the direction of the Audit Committee. In connection with the ongoing investigation and evaluation of other factors, such as the time, cost and management bandwidth required to resolve the current matters and restart the business, as well as the very fluid situation in China, we subsequently determined to permanently cease the operations of Roadway. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.

As previously reported, we are cooperating with the local Chinese authorities and have voluntarily contacted the Securities and Exchange Commission (“SEC”), and the United States Department of Justice (“DOJ”), to advise both agencies of our investigation. We are presently unable to predict the duration, scope or result of the Audit Committee’s investigation, of any investigations by the SEC, or the DOJ, or any other US or foreign governmental authority, or whether any such authority will commence any legal action against us. The SEC and the DOJ have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships, and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business, financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(Dollar amounts in millions, except share data)
April 1 - 30, 2012	—	$—	—	—	$—
May 1 - 31, 2012	2,200,700	$67.55	2,200,700	—	$—
June 1 - 30, 2012	827,566	$66.91	827,566	—	$—

	3,028,266	$67.38	3,028,266	4,116,003	$270.2

(a)	During the three months ended June 30, 2012 we repurchased 59,563 shares of common stock for $4.0 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in May 2010 and expires in October 2014. The maximum number of shares authorized for repurchase under this program is 5,000,000 shares, of which 883,997 shares had been repurchased as of June 30, 2012. This program expires in October 2014.
(b)	During the three months ended June 30, 2012, we repurchased 2,968,703 shares of common stock for $200.0 million related to a previously announced $500 million share repurchase program approved by our Board of Directors in October 2011. We anticipate that this program will be completed by December 31, 2012.

Item 5.	Other Information

On August 7, 2012, Mr. Douglas A. Kehring tendered his resignation from our Board of Directors, effective immediately. Mr. Kehring’s resignation is not due to any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

Our Corporate Governance Principles require that any Director affiliated with a competitor of D&B shall so tender his or her resignation. During its annual review of D&B’s principal competitors list, our Board Affairs Committee approved the inclusion of Oracle Corporation to such list. Mr. Kehring is a Senior Vice President, Corporate Development and Strategic Planning for Oracle Corporation. Upon being notified of the Committee’s determination, Mr. Kehring tendered his resignation.

Mr. Kehring did not serve on any Board committees. In connection with Mr. Kehring’s resignation, the Board of Directors changed the size of the Board from 9 to 8.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.*

*	Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION

By:	/s/ RICHARD H. VELDRAN
Richard H. Veldran
Senior Vice President and Chief Financial Officer

Date: August 9, 2012

By:	/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller

Date: August 9, 2012