Form 10-Q
period 2012-09-30
DUN & BRADSTREET CORP/NW
filed 2012-11-01
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-15967
___________________________________
The Dun & Bradstreet Corporation
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	22-3725387
(State of incorporation)	(I.R.S. Employer Identification No.)

103 JFK Parkway, Short Hills, NJ	07078
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (973) 921-5500
___________________________________
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at September 30, 2012
Common Stock,	44,565,337
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION
INDEX TO FORM 10-Q

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Statements of Operations and Comprehensive Income for the Three Month and Nine Month Periods Ended September 30, 2012 and 2011 (Unaudited)	3
	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	5
	Consolidated Statements of Shareholders’ Equity (Deficit) for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64
Item 4.	Controls and Procedures	64

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	66
Item 1a.	Risk Factors	66
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 6.	Exhibits	68

	Signatures	69

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Amounts in millions, except per share data)
Revenue	$413.2	$439.4	$1,199.9	$1,259.8
Operating Expenses	124.2	150.2	395.2	431.1
Selling and Administrative Expenses	154.5	162.6	448.2	470.4
Depreciation and Amortization	20.0	20.6	59.9	60.6
Restructuring Charge	4.8	5.3	23.2	18.0
Operating Costs	303.5	338.7	926.5	980.1
Operating Income	109.7	100.7	273.4	279.7
Interest Income	0.2	0.4	0.5	1.3
Interest Expense	(9.5)	(9.1)	(27.8)	(27.4)
Other Income (Expense) - Net	(15.4)	(8.9)	(8.8)	(20.5)
Non-Operating Income (Expense) - Net	(24.7)	(17.6)	(36.1)	(46.6)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	85.0	83.1	237.3	233.1
Less: Provision for Income Taxes	4.8	24.7	37.3	68.4
Equity in Net Income of Affiliates	0.5	0.4	1.3	1.1
Net Income	80.7	58.8	201.3	165.8
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(1.1)	(0.4)	(1.8)	1.0
Net Income Attributable to D&B	$79.6	$58.4	$199.5	$166.8
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.77	$1.19	$4.29	$3.38
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.76	$1.19	$4.26	$3.36
Weighted Average Number of Shares Outstanding-Basic	44.8	48.9	46.4	49.2
Weighted Average Number of Shares Outstanding-Diluted	45.2	49.1	46.8	49.6
Cash Dividend Paid Per Common Share	$0.38	$0.36	$1.14	$1.08
Other Comprehensive Income, Net of Tax
Net Income (from above)	$80.7	$58.8	$201.3	$165.8
Foreign Currency Translation Adjustments, no Tax Impact	20.9	4.6	13.2	34.8
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (1)	(1.8)	(0.8)	(5.3)	(5.1)
Net Loss, Net of Tax Income (Expense) (2)	1.0	3.3	13.1	15.7
Derivative Financial Instruments, No Tax Impact	0.4	0.9	1.2	2.3
Comprehensive Income, Net of Tax	101.2	66.8	223.5	213.5
Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest	(1.1)	(0.6)	(1.7)	0.7
Comprehensive Income Attributable to D&B	$100.1	$66.2	$221.8	$214.2

(1)
Net of Tax Income of $0.5 million and $1.6 million during the three months ended September 30, 2012 and 2011, respectively. Net of Tax Income of $1.8 million and $2.0 million during the nine months ended September 30, 2012 and 2011, respectively.

(2)
Net of Tax Income (Expense) of $0.1 million and ($5.0) million during the three months ended September 30, 2012 and 2011, respectively. Net of Tax Expense of ($4.4) million and ($6.1) million during the nine months ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$137.0	$84.4
Accounts Receivable, Net of Allowance of $25.3 at September 30, 2012 and $17.1 at December 31, 2011	390.3	507.5
Other Receivables	5.2	5.7
Prepaid Taxes	1.6	1.5
Deferred Income Tax	26.4	32.1
Other Prepaids	33.5	55.1
Assets Held for Sale	—	32.7
Other Current Assets	4.2	7.9
Total Current Assets	598.2	726.9
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $81.6 at September 30, 2012 and $83.1 at December 31, 2011	37.9	45.7
Computer Software, Net of Accumulated Amortization of $446.2 at September 30, 2012 and $409.9 at December 31, 2011	134.9	127.6
Goodwill	607.8	598.4
Deferred Income Tax	243.6	243.1
Other Receivables	47.7	58.4
Other Intangibles	102.4	116.1
Other Non-Current Assets	49.1	60.9
Total Non-Current Assets	1,223.4	1,250.2
Total Assets	$1,821.6	$1,977.1
LIABILITIES
Current Liabilities
Accounts Payable	$40.4	$36.4
Accrued Payroll	82.0	117.4
Accrued Income Tax	15.8	17.7
Liabilities Held for Sale	—	29.1
Short-Term Debt	400.2	1.1
Other Accrued and Current Liabilities	132.2	153.6
Deferred Revenue	543.4	598.2
Total Current Liabilities	1,214.0	953.5
Pension and Postretirement Benefits	578.4	604.0
Long-Term Debt	623.9	963.9
Liabilities for Unrecognized Tax Benefits	105.2	129.5
Other Non-Current Liabilities	65.8	66.4
Total Liabilities	2,587.3	2,717.3
Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	262.5	239.0
Retained Earnings	2,325.7	2,179.3
Treasury Stock, at cost, 37.4 shares at September 30, 2012 and 34.2 shares at December 31, 2011	(2,574.2)	(2,356.3)
Accumulated Other Comprehensive Income (Loss)	(784.4)	(806.7)
Total D&B Shareholders’ Equity (Deficit)	(769.6)	(743.9)
Noncontrolling Interest	3.9	3.7
Total Equity (Deficit)	(765.7)	(740.2)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,821.6	$1,977.1
The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$201.3	$165.8
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	59.9	60.6
Amortization of Unrecognized Pension Loss	17.7	11.2
(Gain) Loss from Sales of Business / Investments	(6.0)	11.7
Impairment of Assets	16.1	—
Income Tax Benefit from Stock-Based Awards	4.9	11.4
Excess Tax Benefit on Stock-Based Awards	(1.1)	(5.4)
Equity Based Compensation	8.8	9.2
Restructuring Charge	23.2	18.0
Restructuring Payments	(23.7)	(15.2)
Deferred Income Taxes, Net	(25.4)	(3.4)
Accrued Income Taxes, Net	(14.6)	(7.8)
Changes in Current Assets and Liabilities:
Decrease in Accounts Receivable	109.2	117.0
Decrease in Other Current Assets	24.2	3.4
(Decrease) in Deferred Revenue	(56.9)	(67.8)
Increase (Decrease) in Accounts Payable	3.6	(3.9)
(Decrease) in Accrued Liabilities	(41.9)	(8.8)
Increase in Other Accrued and Current Liabilities	8.2	5.9
Changes in Non-Current Assets and Liabilities:
Decrease in Other Long-Term Assets	25.1	26.5
Net (Decrease) in Long-Term Liabilities	(25.5)	(58.3)
Net, Other Non-Cash Adjustments	—	1.1
Net Cash Provided by Operating Activities	307.1	271.2
Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	7.9	0.3
Payments for Acquisitions of Businesses, Net of Cash Acquired	—	(1.7)
Investment in Debt Security	—	(1.0)
Cash Settlements of Foreign Currency Contracts	8.8	3.9
Capital Expenditures	(2.1)	(3.0)
Additions to Computer Software and Other Intangibles	(49.8)	(29.7)
Reimbursement of Proceeds Related to a Divested Business	—	(7.4)
Net, Other	0.1	0.2
Net Cash Used in Investing Activities	(35.1)	(38.4)
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(240.0)	(121.6)
Net Proceeds from Stock-Based Awards	14.9	26.9
Payment of Bond Issuance Costs	—	(0.3)
Payments of Dividends	(52.8)	(53.2)
Proceeds from Borrowings on Credit Facilities	515.0	132.2
Payments of Borrowings on Credit Facilities	(454.3)	(216.4)
Excess Tax Benefit on Stock-Based Awards	1.1	5.4
Capital Lease and Other Long-Term Financing Obligation Payment	(2.2)	(4.0)
Net, Other	(1.4)	(0.2)
Net Cash Used in Financing Activities	(219.7)	(231.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.3	9.4
Increase in Cash and Cash Equivalents	52.6	11.0
Cash and Cash Equivalents, Beginning of Period	84.4	78.5
Cash and Cash Equivalents, End of Period	$137.0	$89.5
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$72.3	$68.2
Interest	$13.3	$17.3
The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Nine Months Ended September 30, 2012 and 2011
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2010	$0.8	$227.3	$1,989.5	$(2,214.1)	$(162.1)	$(516.0)	$(3.0)	$(677.6)	$8.8	$(668.8)
Net Income	—	—	166.8	—	—	—	—	166.8	(1.0)	165.8
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Sale of Noncontrolling Interest	—	—	—	—	—	—	—	—	1.7	1.7
Equity-Based Plans	—	4.1	—	38.8	—	—	—	42.9	—	42.9
Treasury Shares Acquired	—	—	—	(121.6)	—	—	—	(121.6)	—	(121.6)
Pension Adjustments, net of tax of $4.1	—	—	—	—	—	10.6	—	10.6	—	10.6
Dividend Declared	—	—	(53.2)	—	—	—	—	(53.2)	—	(53.2)
Adjustments to Legacy Tax Matters	—	4.9	—	—	—	—	—	4.9	—	4.9
Change in Cumulative Translation Adjustment	—	—	—	—	34.6	—	—	34.6	0.2	34.8
Derivative Financial Instruments, no tax impact	—	—	—	—	—	—	2.3	2.3	—	2.3
Balance, September 30, 2011	$0.8	$236.3	$2,103.1	$(2,296.9)	$(127.5)	$(505.4)	$(0.7)	$(590.3)	$9.1	$(581.2)

Balance, December 31, 2011	$0.8	$239.0	$2,179.3	$(2,356.3)	$(168.3)	$(638.4)	$—	$(743.9)	$3.7	$(740.2)
Net Income	—	—	199.5	—	—	—	—	199.5	1.8	201.3
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Sale of Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Equity-Based Plans	—	21.9	—	22.1	—	—	—	44.0	—	44.0
Treasury Shares Acquired	—	—	—	(240.0)	—	—	—	(240.0)	—	(240.0)
Pension Adjustments, net of tax of $2.6	—	—	—	—	—	7.8	—	7.8	—	7.8
Dividend Declared	—	—	(53.1)	—	—	—	—	(53.1)	—	(53.1)
Adjustments to Legacy Tax Matters	—	1.6	—	—	—	—	—	1.6	—	1.6
Change in Cumulative Translation Adjustment	—	—	—	—	13.3	—	—	13.3	(0.1)	13.2
Derivative Financial Instruments, no tax impact	—	—	—	—	—	—	1.2	1.2	—	1.2
Balance, September 30, 2012	$0.8	$262.5	$2,325.7	$(2,574.2)	$(155.0)	$(630.6)	$1.2	$(769.6)	$3.9	$(765.7)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts in millions, except per share data)

Note 1 --	Basis of Presentation
These interim unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B,” the "Company," “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2011. The unaudited consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.
All inter-company transactions have been eliminated in consolidation.
Simultaneously with the sale of the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd. (“TSR”), we entered into a ten-year commercial arrangement to provide TSR with global data for its Japanese competitors and became the exclusive distributor of TSR data to the Worldwide Network. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Worldwide Network has been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment.

On January 1, 2012, we began managing our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the United States (“U.S.”) and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of our operations in the United Kingdom (“UK”), Netherlands, Belgium, Latin America and European Worldwide Network).
Prior to January 1, 2012, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, Netherlands, Belgium, Latin America and the Worldwide Network).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 2 --	Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU allow a company to qualitatively assess whether indefinite-lived intangible assets are more likely than not impaired. If the indefinite-lived intangible assets are considered impaired, a company is required to perform the quantitative test under ASC 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill.” The authoritative guidance does not amend the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the authoritative guidance does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. The authoritative guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210); Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require a company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. A company should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.

Note 3--	Restructuring Charge
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Three months ended September 30, 2012 vs. Three months ended September 30, 2011
During the three months ended September 30, 2012, we recorded a $4.8 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $1.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 50 employees were impacted. Of these 50 employees, approximately 35 employees exited the Company in the third quarter of 2012, with the remaining to exit in the fourth quarter of 2012. The cash payments for these employees will be substantially completed by the second quarter of 2013; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.2 million.

During the three months ended September 30, 2011, we recorded a $5.3 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $4.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 100 employees were impacted. Of these 100 employees, approximately 90 employees exited the Company in the third quarter of 2011, with the remaining having exited in the first quarter of 2012. The cash payments for these employees were substantially completed by the second quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.7 million.
Nine months ended September 30, 2012 vs. Nine months ended September 30, 2011
During the nine months ended September 30, 2012, we recorded a $23.2 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $12.8 million and $4.7 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 670 employees were impacted. Of these 670 employees, approximately 655 employees exited the Company by the conclusion of the third quarter of 2012, with the remaining to exit in the fourth quarter of 2012. The cash payments for these employees will be substantially completed by the second quarter of 2013; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $5.7 million.
During the nine months ended September 30, 2011, we recorded an $18.0 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $14.2 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 305 employees were impacted. Of these 305 employees, approximately 280 exited the Company by the conclusion of the third quarter of 2011, with the remaining having exited by the first quarter of 2012. The cash payments for these employees were substantially completed by the second quarter of 2012; and

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2011	$8.3	$2.2	$10.5
Charge Taken during First Quarter 2012	6.7	2.4	9.1
Payments during First Quarter 2012	(4.0)	(1.0)	(5.0)
Balance Remaining as of March 31, 2012	$11.0	$3.6	$14.6
Charge Taken during Second Quarter 2012	9.2	0.1	9.3
Payments during Second Quarter 2012	(7.5)	(0.8)	(8.3)
Balance Remaining as of June 30, 2012	$12.7	$2.9	$15.6
Charge Taken during Third Quarter 2012	$1.6	$3.2	$4.8
Payments during Third Quarter 2012	(6.7)	(3.7)	(10.4)
Balance Remaining as of September 30, 2012	$7.6	$2.4	$10.0

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2010	$8.9	$0.5	$9.4
Charge Taken during First Quarter 2011	4.2	—	4.2
Payments/Pension Plan Settlement (1) during First Quarter 2011	(5.1)	—	(5.1)
Balance Remaining as of March 31, 2011	$8.0	$0.5	$8.5
Charge Taken during Second Quarter 2011	5.4	3.1	8.5
Payments during Second Quarter 2011	(3.9)	(0.3)	(4.2)
Balance Remaining as of June 30, 2011	$9.5	$3.3	$12.8
Charge Taken during Third Quarter 2011	$4.6	$0.7	$5.3
Payments during Third Quarter 2011	(5.5)	(1.4)	(6.9)
Balance Remaining as of September 30, 2011	$8.6	$2.6	$11.2

(1)	We incurred a settlement of $1.0 million in the first quarter of 2011 related to our Canadian Pension Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 4 --	Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

	September 30, 2012	December 31, 2011
Debt Maturing Within One Year:
Short-Term Fixed-Rate	$400.0	$—
Other	0.2	1.1
Total Debt Maturing Within One Year	$400.2	$1.1
Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $0.7 million and $0.8 million discount as of September 30, 2012 and December 31, 2011, respectively)	$299.3	$699.2
Fair Value Adjustment Related to Hedged Debt	4.2	4.4
Credit Facility	320.1	259.4
Other	0.3	0.9
Total Debt Maturing After One Year	$623.9	$963.9
Fixed-Rate Notes
In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (“the 2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50%, which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million to “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2010. The 2015 notes of $299.3 million, net of $0.7 million remaining discount, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at September 30, 2012.
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
In March 2012, in connection with our objective to manage exposure to interest rate changes and our policy to manage our fixed and floating-rate debt mix, these interest rate derivatives were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income during the nine months ended September 30, 2012. The $5.0 million cash received is reflected as an offset to interest paid in the unaudited consolidated statement of cash flows during the nine months ended September 30, 2012.
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.7 million of amortization was recorded from the swap termination date through September 30, 2012, resulting in a balance of $4.2 million in our unaudited consolidated balance sheet at September 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

In April 2008, we issued senior notes with a face value of $400 million that mature on April 1, 2013 (the “2013 notes”), bearing interest at a fixed annual rate of 6.00%, payable semi-annually. The interest rate applicable to the 2013 notes is subject to adjustment if our debt rating is decreased four levels below the Standard & Poor’s and Fitch A- credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below 6.00%. As of September 30, 2012, no such adjustments to the interest rate have been made. Proceeds from this issuance were used to repay indebtedness under our revolving credit facility. During the second quarter of 2012, the 2013 notes had been reclassified from long-term debt to short-term debt because they will expire in less than one year. As such, the 2013 notes are recorded as “Short-Term Debt” in our unaudited consolidated balance sheet at September 30, 2012.

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

Credit Facility

At September 30, 2012 and December 31, 2011, we had an $800 million, five-year bank revolving credit facility, which expires in October 2016. Borrowings under the $800 million revolving credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the credit agreement. We were in compliance with these revolving credit facility covenants at September 30, 2012 and December 31, 2011.

At September 30, 2012 and December 31, 2011, we had $320.1 million and $259.4 million, respectively, of borrowings outstanding under the $800 million revolving credit facility with weighted average interest rates of 1.39% and 1.58%, respectively. We borrowed under this facility from time-to-time during the nine months ended September 30, 2012 to supplement the timing of receipts in order to fund our working capital and share repurchases. The $800 million revolving credit facility also supports our commercial paper program which was increased from $300 million to $800 million during July 2012 (limited by borrowed amounts outstanding under the $800 million revolving credit facility). Under this program, we may issue from time-to-time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $800 million revolving credit facility. We did not borrow under our commercial paper program during the nine months ended September 30, 2012 and 2011.
Other
At September 30, 2012 and December 31, 2011, certain of our international operations had uncommitted lines of credit of $2.1 million and $3.2 million, respectively. There were no borrowings outstanding under these lines of credit at September 30, 2012 and $0.2 million of borrowings outstanding under these lines of credit at December 31, 2011. These arrangements have no material facility fees and no compensating balance requirements.
At September 30, 2012 and December 31, 2011, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties and parent guarantees in favor of certain of our banks totaling $12.3 million and $12.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

In March 2012, we terminated our interest rate derivative transactions resulting in the receipt of $5.0 million in cash on the date of termination. The $5.0 million cash received is reflected as an offset to interest paid in the unaudited consolidated statement of cash flows. Interest paid for all outstanding debt totaled $0.9 million and $13.3 million during the three month and nine month periods ended September 30, 2012, respectively. Interest paid for all outstanding debt totaled $0.6 million and $17.3 million during the three month and nine month periods ended September 30, 2011, respectively.

Note 5 --	Earnings Per Share
In accordance with the authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 8,050 shares and 55,718 shares for the three months ended September 30, 2012 and 2011, respectively. The weighted average restricted shares outstanding were 15,543 shares and 74,908 shares for the nine months ended September 30, 2012 and 2011, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net Income Attributable to D&B	$79.6	$58.4	$199.5	$166.8
Less: Allocation to Participating Securities	—	(0.1)	(0.1)	(0.2)
Net Income Attributable to D&B Common Shareholders - Basic and Diluted	$79.6	$58.3	$199.4	$166.6
Weighted Average Number of Shares Outstanding - Basic	44.8	48.9	46.4	49.2
Dilutive Effect of Our Stock Incentive Plans	0.4	0.2	0.4	0.4
Weighted Average Number of Shares Outstanding - Diluted	45.2	49.1	46.8	49.6
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.77	$1.19	$4.29	$3.38
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.76	$1.19	$4.26	$3.36

Stock-based awards to acquire 1,376,145 shares and 1,720,584 shares of common stock were outstanding at the three months ended September 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Stock-based awards to acquire 1,385,966 shares and 1,451,235 shares of common stock were outstanding at the nine months ended September 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years from the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Our share repurchases were as follows:

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
Program	2012			2011			2012			2011
	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
	(Dollar amounts in millions)						(Dollar amounts in millions)
Share Repurchase Programs	435,733	(a)	$36.0	501,691	(b)	$33.1	3,404,436	(a)	$236.0	976,335	(b)	$71.5
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	—	(c)	—	308,809	(c)	21.0	59,563	(c)	4.0	666,365	(c)	50.1
Total Repurchases	435,733		$36.0	810,500		$54.1	3,463,999		$240.0	1,642,700		$121.6

(a)
In August 2012, our Board of Directors approved a $500 million increase to our existing $500 million share repurchase program, for a total program authorization of $1 billion. The then existing $500 million program was announced in October 2011 and commenced in November 2011 upon completion of our then existing $200 million share repurchase program. We anticipate that this program will be completed in 2014.

(b)
In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009 upon completion of our then existing $400 million, two-year repurchase program. This program was completed in November 2011.

(c)
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014.

Note 6 --	Other Accrued and Current Liabilities

	September 30, 2012	December 31, 2011
Restructuring Accruals	$10.0	$10.5
Professional Fees	37.8	33.6
Operating Expenses	42.0	35.1
Spin-Off Obligation (1)	1.6	20.5
Other Accrued Liabilities	40.8	53.9
	$132.2	$153.6

(1)
In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the Internal Revenue Service (“IRS”) issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2011 consistent with the IRS rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2008 to 2010 of approximately $1.6 million in the aggregate for such years. This liability was reduced from $20.5 million at December 31, 2011 to $1.6 million during the first quarter of 2012 due to expiration of the statute of limitations. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate, which represented the incremental tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS rulings. In February 2011, we paid Moody’s an additional sum of approximately $2.5 million, for tax years 2003-2005. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $1.6 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 7 --	Contingencies
We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to our consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at September 30, 2012.
China Operations
On March 18, 2012, we announced that we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
For the nine months ended September 30, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. Additionally, during the nine months ended September 30, 2012, we have incurred $11.0 million of legal fees and other corporate shut-down costs and $1.8 million in local shut-down costs, as well as, an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
On September 28, 2012, Roadway was charged in a Bill of Prosecution, along with five current or former employees, by the Shanghai District Prosecutor with illegally obtaining private information of Chinese citizens. A trial date has not yet been set. We have been advised that a conviction of Roadway and the five individuals is likely, and that a criminal fine will be imposed on Roadway. We are unable to provide a reasonable estimate of the fine at this time.
As our investigation is ongoing, we cannot yet predict the ultimate outcome of the matter or its impact, if any, on our business, financial condition, or results of operations. No amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Nicholas Martin v. Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc., No. 12 CV 215 (USDC N.D. IL.)
On January 11, 2012, Nicholas Martin filed suit against Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc. ("Convergys") in the United States District Court for the Northern District of Illinois. The complaint alleges that Defendants violated the Telephone Consumer Protection Act (“TCPA”) (47 U.S.C. §227) because Convergys placed a telephone call to Plaintiff’s cell phone using an automatic telephone dialing system ("ATDS") and because Dun & Bradstreet, Inc. authorized the telephone call. The TCPA generally prohibits the use of an ATDS to place a call to a cell phone for nonemergency purposes and without the prior express consent of the called party. The TCPA provides for statutory damages of $500 per violation,which may be trebled to $1,500 per violation at the discretion of the court if the plantiff proves the defendant willfully violated the Act. Plaintiff sought to bring this action as a class action on behalf of all persons who Defendant(s) called on their cell phone using an ATDS, where the Defendant(s) obtained the cell phone number from some source other than directly from the called party, during the period January 11, 2010 to the present. Both Dun & Bradstreet, Inc. and Convergys answered the complaint on March 2, 2012. Discovery has commenced and at this point the court has not set any discovery cutoff dates. On August 21, 2012, the Court granted Plantiff's motion for class certification, without prejudice, and gave the Defendants until December 19, 2012 to seek a ruling that decertifies the class. On September 4, 2012, the Defendants each filed petitions seeking leave to appeal this ruling to the Seventh Circuit Court of Appeals. Discovery is still ongoing. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.
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
Additionally, in certain circumstances, D&B issues guarantee letters on behalf of our wholly-owned subsidiaries for specific situations. It is not possible to determine the maximum potential amount of future payments under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by D&B under these agreements have not had a material impact on our unaudited consolidated financial statements.

Note 8 --	Income Taxes
For the three months ended September 30, 2012, our effective tax rate was 5.6% as compared to 29.7% for the three months ended September 30, 2011. The 2012 effective tax rate was positively impacted by the release of reserves for uncertain tax positions primarily due to the effective settlement of an audit for the tax years 2005 and 2006.The effective tax rate for the three months ended September 30, 2011 was positively impacted by a tax benefit on a loss on the tax basis of a legal entity and negatively impacted by the tax impact of a loss on an investment. For the three months ended September 30, 2012, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the nine months ended September 30, 2012, our effective tax rate was 15.7% as compared to 29.3% for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 was positively impacted by the release of reserves for uncertain tax positions due to the effective settlement of an audit for the tax years 2005 and 2006, by a tax benefit on a loss on the tax basis of a legal entity and by tax benefits from the divestiture of the domestic portion of our Japan operations and negatively impacted by an impairment related to permanently ceasing operations of Roadway in China. The effective tax rate for the nine months ended September 30, 2011 was positively impacted by the release of reserves for uncertain tax positions due to the expiration of a statute of limitations for the tax year 2004 and by a tax benefit on a loss on the tax basis of a legal entity and negatively impacted by a reduction of our deferred tax assets resulting from an enacted change to the state of New Jersey's tax law during the second quarter of 2011 and the tax impact of a loss on an investment. For the nine months ended September 30, 2012, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The total amount of gross unrecognized tax benefits as of September 30, 2012 was $100.0 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $93.9 million, net of tax benefits. During the three months ended September 30, 2012, we decreased our unrecognized tax benefits by $24.9 million, net of increases. The decrease is primarily related to the effective settlement of an audit for the tax years 2005 and 2006. During the nine months ended September 30, 2012, we decreased our unrecognized tax benefits by approximately $20.1 million, net of increases, primarily related to the effective settlement of an audit for the tax years 2005 and 2006. We anticipate that it is reasonably possible total unrecognized tax benefits will decrease by approximately $59 million within the next twelve months as a result of the expiration of applicable statutes of limitation.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and nine month periods ended September 30, 2012 was $1.2 million and $2.5 million, net of tax benefits, respectively, as compared to $0.9 million and $2.6 million, net of tax benefits in the three month and nine month periods ended September 30, 2011, respectively. The total amount of accrued interest as of September 30, 2012 was $8.2 million, net of tax benefits, as compared to $11.0 million, net of tax benefits, as of September 30, 2011.
We or one of our subsidiaries file income tax returns in the U.S. Federal, and various state, local and foreign jurisdictions. In the U.S. Federal jurisdiction, we are no longer subject to examination by the IRS for years prior to 2007. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2008. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2007.
We have resolved the 2005 and 2006 tax years with IRS Appeals regarding the proposed Domestic Production Deduction Adjustments. As a result of our agreement, there were no changes in our tax liability for 2005 and 2006. The IRS is examining our 2007, 2008 and 2009 tax years. We expect the examination will be completed in the fourth quarter of 2013.

Note 9 --	Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Components of Net Periodic Cost (Income):
Service cost	$1.3	$1.1	$4.4	$4.5	$0.3	$—	$0.5	$0.2
Interest cost	19.0	21.2	56.5	63.9	0.1	0.2	0.5	0.7
Expected return on plan assets	(25.0)	(27.8)	(74.7)	(82.9)	—	—	—	—
Amortization of prior service cost (credit)	0.1	—	0.3	0.2	(2.4)	(2.4)	(7.4)	(7.4)
Recognized actuarial loss (gain)	9.0	6.5	26.7	20.1	(0.9)	(0.6)	(1.9)	(1.7)
Net Periodic Cost (Income)	$4.4	$1.0	$13.2	$5.8	$(2.9)	$(2.8)	$(8.3)	$(8.2)
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 that we expected to contribute $26.0 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $6.0 million to our postretirement benefit plan for the year ended December 31, 2012. As of September 30, 2012, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans of $17.9 million and postretirement benefit plan of $2.4 million, respectively.
We incurred a settlement charge of $1.0 million in the first quarter of 2011, related to our Canadian plan. This charge was associated with our Financial Flexibility initiatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 10 --	Segment Information
The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources.
Simultaneously with the sale of the domestic portion of our Japanese operations to TSR, we entered into a ten-year commercial arrangement to provide TSR with global data for its Japanese competitors and became the exclusive distributor of TSR data to the Worldwide Network. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Worldwide Network has been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment.
On January 1, 2012, we began managing our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of our operations in the UK, Netherlands, Belgium, Latin America and European Worldwide Network).
Prior to January 1, 2012, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, Netherlands, Belgium, Latin America and the Worldwide Network).

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
North America	$308.3	$304.7	$872.8	$879.2
Asia Pacific	44.8	43.2	133.2	122.1
Europe and Other International Markets	60.1	62.9	175.8	179.0
Consolidated Core	413.2	410.8	1,181.8	1,180.3
Divested and Other Businesses	—	28.6	18.1	79.5
Consolidated Total	$413.2	$439.4	$1,199.9	$1,259.8
Operating Income (Loss):
North America	117.3	112.1	323.0	324.0
Asia Pacific	5.1	5.0	(0.4)	10.7
Europe and Other International Markets	17.3	15.4	46.1	36.2
Total Segments	139.7	132.5	368.7	370.9
Corporate and Other (1)	(30.0)	(31.8)	(95.3)	(91.2)
Consolidated Total	109.7	100.7	273.4	279.7
Non-Operating Income (Expense), Net (2)	(24.7)	(17.6)	(36.1)	(46.6)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$85.0	$83.1	$237.3	$233.1

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Corporate Costs	$(13.1)	$(14.0)	$(35.5)	$(40.6)
Restructuring Expense	(4.8)	(5.3)	(23.2)	(18.0)
Strategic Technology Investment or MaxCV	(6.7)	(12.5)	(25.6)	(32.6)
Legal Fees And Other Shut-Down Costs Associated with Matters in China	(5.4)	—	(11.0)	—
Total Corporate and Other	$(30.0)	$(31.8)	$(95.3)	$(91.2)

(2)	The following table summarizes “Non-Operating Income (Expense):”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Income	$0.2	$0.4	$0.5	$1.3
Interest Expense	(9.5)	(9.1)	(27.8)	(27.4)
Other Income (Expense) - Net	(15.4)	(8.9)	(8.8)	(20.5)
Non-Operating Income (Expense) - Net	$(24.7)	$(17.6)	$(36.1)	$(46.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$178.8	$183.5	$518.5	$539.8
Sales & Marketing Solutions	100.5	91.6	267.3	253.1
Internet Solutions	29.0	29.6	87.0	86.3
North America Core Revenue	308.3	304.7	872.8	879.2
Divested and Other Businesses (3)	—	2.3	—	7.3
Total North America Revenue	308.3	307.0	872.8	886.5

Asia Pacific:
Risk Management Solutions	38.1	38.9	112.2	108.0
Sales & Marketing Solutions	6.5	4.1	20.5	13.4
Internet Solutions	0.2	0.2	0.5	0.7
Asia Pacific Core Revenue	44.8	43.2	133.2	122.1
Divested and Other Businesses (3)	—	26.3	18.1	72.2
Total Asia Pacific Revenue	44.8	69.5	151.3	194.3

Europe and Other International Markets:
Risk Management Solutions	48.9	50.6	145.1	147.8
Sales & Marketing Solutions	10.5	11.6	28.7	29.4
Internet Solutions	0.7	0.7	2.0	1.8
Europe and Other International Markets Core Revenue	60.1	62.9	175.8	179.0
Divested and Other Businesses	—	—	—	—
Total Europe and Other International Markets Revenue	60.1	62.9	175.8	179.0

Consolidated Total:
Risk Management Solutions	265.8	273.0	775.8	795.6
Sales & Marketing Solutions	117.5	107.3	316.5	295.9
Internet Solutions	29.9	30.5	89.5	88.8
Core Revenue	413.2	410.8	1,181.8	1,180.3
Divested and Other Businesses (3)	—	28.6	18.1	79.5
Consolidated Total Revenue	$413.2	$439.4	$1,199.9	$1,259.8

(3)
During the nine months ended September 30, 2012, we: a) completed the sale of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies; and b) the shut-down of our Roadway operations. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 38% to our Asia Pacific total revenue for the three months ended September 30, 2011. These Divested and Other Businesses contributed contributed 12% and 37% to our Asia Pacific total revenue for the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012, we completed the sale of: i) AllBusiness.com, Inc.; ii) Purisma Incorporated; and iii) a small supply management company. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 1%, to our North America total revenue for the three month and nine month periods ended September 30, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following table represents Divested and Other Businesses revenue by solution set:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Divested and Other Businesses:
Risk Management Solutions	$—	$10.1	$8.7	$28.4
Sales & Marketing Solutions	—	17.6	9.4	48.0
Internet Solutions	—	0.9	—	3.1
Total Divested and Other Businesses Revenue	$—	$28.6	$18.1	$79.5

	September 30, 2012	December 31, 2011
Assets:
North America	$693.2	$790.6
Asia Pacific	419.5	466.8
Europe and Other International Markets	317.6	317.8
Total Segments	1,430.3	1,575.2
Corporate and Other (primarily taxes)	391.3	401.9
Consolidated Total	$1,821.6	$1,977.1
Goodwill (4):
North America	$266.8	$266.0
Asia Pacific	232.6	222.0
Europe and Other International Markets	108.4	110.4
Consolidated Total	$607.8	$598.4

(4)
The increase in goodwill in the Asia Pacific operating segment of $232.6 million at September 31, 2012 from $222.0 million at December 31, 2011 was primarily due to the positive impact of foreign currency translation. The decrease in goodwill in the Europe and Other International Markets operating segment to $108.4 million at September 30, 2012 from $110.4 million at December 31, 2011 was primarily due to the negative impact of foreign currency translation.

Note 11 --	Financial Instruments
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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at September 30, 2012 and December 31, 2011, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at September 30, 2012 and December 31, 2011, because we sell to a large number of customers in different geographical locations.

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
In March 2012, in connection with our objective to manage exposure to interest rate changes and our policy to manage our fixed and floating-rate debt mix, these interest rate derivatives were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income during the nine months ended September 30, 2012. The $5.0 million cash received is reflected as an offset to interest paid in the unaudited consolidated statement of cash flows during the nine months ended September 30, 2012.
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.7 million of amortization was recorded from the swap termination date through September 30, 2012, resulting in a balance of $4.2 million in our unaudited consolidated balance sheet at September 30, 2012.
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
In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these interest rate swaps as cash flow hedges against variability in cash flows related to our then existing $650 million revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in the fair value of the hedges were recorded in other comprehensive income. In connection with the termination of our former $650 million revolving credit facility, these interest rate derivative transactions were terminated, resulting in an acceleration of payments otherwise due under the instruments of $0.3 million on October 25, 2011, the $650 million revolving credit facility termination date, and were recorded in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income at December 31, 2011.

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
As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. In addition, we may use foreign exchange option contracts to hedge certain foreign earnings streams and foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding foreign exchange forward and option contracts are marked-to-market at the end of each quarter and the fair value impacts are reflected within our consolidated financial statements.
As of September 30, 2012 and 2011, the notional amounts of our foreign exchange contracts were $277.4 million and $379.0 million, respectively.

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$—	Other Current Assets	$4.3	Other Accrued & Current Liabilities	$—	Other Accrued & Current Liabilities	$—
Total Derivatives designated as hedging instruments		$—		$4.3		$—		$—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$—	Other Current Assets	$0.7	Other Accrued & Current Liabilities	$0.9	Other Accrued & Current Liabilities	$0.7
Foreign exchange options contracts	Other Current Assets	0.1	Other Current Assets	—	Other Accrued & Current Liabilities	—	Other Accrued & Current Liabilities	—
Total derivatives not designated as hedging instruments		$0.1		$0.7		$0.9		$0.7
Total Derivatives		$0.1		$5.0		$0.9		$0.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,			For the Three Months Ended September 30,		For the Nine Months Ended September 30,			For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011		2012	2011	2012	2011		2012	2011	2012	2011
Interest rate contracts	$0.0	$0.4	$0.0	$1.0	Non-Operating Income (Ex- penses) - Net	$0.0	$(0.4)	$0.0	$(1.2)	Non-Operating Income (Ex- penses) - Net	$0.0	$0.0	$0.0	$0.0

	Gain or (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships	Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Hedged Item	Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

		2012	2011	2012	2011			2012	2011	2012	2011
Interest rate contracts	Non-Operating Income (Expenses) - Net	$0.0	$4.0	$0.8	$5.8	Fixed- rate debt	Non-Operating Income (Expenses) - Net	$0.0	$(4.1)	$(0.5)	$(5.9)
Our foreign exchange forward and option contracts are not designated as hedging instruments under authoritative guidance.

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2012	2011	2012	2011
Foreign exchange forward contracts	Non-Operating Income (Expenses) - Net	$6.1	$(1.9)	$7.9	$3.6
Foreign exchange option contracts	Non-Operating Income (Expenses) - Net	$(0.2)	$—	$(0.2)	$(0.4)
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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at September 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at September 30, 2012
Assets:
Cash Equivalents (1)	$47.9	$—	$—	$47.9
Other Current Assets:
Foreign Exchange Option Contracts (2)	$—	$0.1	$—	$0.1
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.9	$—	$0.9

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following table summarizes fair value measurements by level at December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2011
Assets:
Cash Equivalents (1)	$21.6	$—	$—	$21.6
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.7	$—	$0.7
Swap Arrangement (3)	$—	$4.3	$—	$4.3
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.7	$—	$0.7

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)
Primarily represents our interest rate swap agreements including $4.3 million related to fair value hedges. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

At September 30, 2012 and December 31, 2011, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	September 30, 2012		December 31, 2011
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term Debt	$400.0	$421.9	$—	$—
Long-term Debt	$299.3	$311.1	$699.2	$723.3
Credit Facilities	$320.1	$316.2	$259.4	$259.8
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the first quarter of 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on this investigation. We determined that the new cost basis of intangible assets, prepaid costs and software is zero based on Level III inputs (see “Fair Value of Financial Instruments” above for discussion on Level inputs) to measure fair value, as market data of these assets are not readily available. We wrote down the accounts receivable to its realizable value based on the probability of collecting from the customer accounts. Of the $12.9 million impairment charge, $4.1 million was included in “Operating Costs” and $8.8 million was included in “Selling and Administrative Expenses” in our Asia Pacific segment.
During the nine months ended September 30, 2011, we did not measure any assets or liabilities at fair value on a nonrecurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 12 --	Acquisition
MicroMarketing D&B (Beijing) Co. Ltd
On November 1, 2011, we acquired substantially all of the assets of MicroMarketing, a leading provider of direct and digital marketing services in China with offices in Beijing and Shanghai. Specifically, MicroMarketing provides Sales & Marketing solutions in the technology sector and is expanding into higher growth targeted sectors including financial services, pharmaceuticals and automotive. This acquisition represents an important step to continue to grow our business in China. MicroMarketing will expand our business-to-business database in China and add digital marketing capabilities to enable us to better serve the sales and marketing needs of our customers. The results of MicroMarketing have been included in our consolidated financial statements since the date of acquisition.
The acquisition was valued at $14.4 million, including a contingent consideration of $1.5 million. The acquisition was funded with cash on hand. Transaction costs of $1.2 million were included in operating expenses in the consolidated statement of operations and comprehensive income. The performance targets set forth in the purchase agreement for the contingent consideration are not expected to be met. As a result, this contingent liability was reversed in the second quarter of 2012, reducing our operating expenses in the consolidated statement of operations and comprehensive income. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The table below reflects the purchase related to the acquisition and the resulting purchase price allocation:

	Amortization Life (years)	Acquisition
Intangible Assets:
Trademark	8.5	$0.6
Customer Relationships	10	2.7
Database	6.5	1.4
Technology	6.5	0.6
Goodwill	Indefinite	8.9
Other		0.2
Total Assets Acquired		14.4
Total Liabilities Assumed		—
Total Purchase Price		$14.4

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
Treatment of Goodwill
The acquisition of MicroMarketing was an asset acquisition and under applicable tax law the goodwill acquired is not deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 13 --	Divestitures and Other Businesses
Shanghai Roadway D&B Marketing Services Co Ltd.
On March 18, 2012, we announced that we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
For the nine months ended September 30, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. Additionally, during the nine months ended September 30, 2012, we have incurred $11.0 million of legal fees and other corporate shut-down costs and $1.8 million in local shut-down costs, as well as, an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
On September 28, 2012, Roadway was charged in a Bill of Prosecution, along with five current or former employees, by the Shanghai District Prosecutor with illegally obtaining private information of Chinese citizens. A trial date has not yet been set. We have been advised that a conviction of Roadway and the five individuals is likely, and that a criminal fine will be imposed on Roadway. We are unable to provide a reasonable estimate of the fine at this time.
Domestic Portion of our Japanese Joint Venture
In February 2012, we completed the sale of the domestic portion of our Japan operations to TSR, our local joint venture partner since December 2007, for $4.5 million. As a result, we recorded a pre-tax gain of $3.0 million in Other Income (Expense) – Net in the unaudited consolidated statement of operations and comprehensive income during the nine months ended September 30, 2012. Our domestic Japanese operations generated approximately $64 million in revenue during 2011.
Simultaneously with closing this transaction, we entered into a ten-year commercial arrangement to provide TSR with global data for its Japanese customers and to become the exclusive distributor of TSR data to the Worldwide Network. From the date of this transaction, this arrangement has aggregate future cash payments of approximately $140 million.
AllBusiness.com, Inc.
In February 2012, we completed the sale of AllBusiness.com, Inc., a U.S. entity included in our North American reporting segment, for $0.4 million. As a result, we recorded a pre-tax loss of $0.4 million in Other Income (Expense) – Net in the unaudited consolidated statement of operations and comprehensive income during the nine months ended September 30, 2012. AllBusiness.com, Inc. generated approximately $4 million in revenue during 2011.

Chinese Market Research Joint Ventures
In January 2012, we completed the sale of our market research business in China, consisting of two joint venture companies, by selling our equity interests in such companies to our partner for a total purchase price of $5.0 million. As a result, we recorded a pre-tax gain of $1.4 million in Other Income (Expense) – Net in the unaudited consolidated statement of operations and comprehensive income during the nine months ended September 30, 2012. The joint venture generated approximately $16 million in revenue during 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Purisma Incorporated
In January 2012, we completed the sale of Purisma Incorporated, a U.S. entity included in our North American reporting segment, for $2.0 million. As a result, we recorded a pre-tax gain of $2.0 million in Other Income (Expense) – Net in the unaudited consolidated statement of operations and comprehensive income during the nine months ended September 30, 2012. Purisma Incorporated generated approximately $4 million in revenue during 2011.

Note 14 --	Subsequent Events
Dividend Declaration
In October 2012, we approved the declaration of a dividend of $0.38 per share of common stock for the fourth quarter of 2012. This cash dividend will be payable on December 13, 2012 to shareholders of record at the close of business on November 28, 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
The Dun & Bradstreet Corporation (“D&B” or the "Company" or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for 171 years. Our global commercial database contains more than 215 million business records. The database is enhanced by our proprietary DUNSRight® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.
We provide solution sets that meet a diverse set of customer needs globally. Customers use our D&B Risk Management SolutionsTM to mitigate credit and supplier risk, increase cash flow and drive increased profitability; our D&B Sales & Marketing SolutionsTM to increase revenue from new and existing customers; and our D&B Internet Solutions® to convert prospects into clients faster by enabling business professionals to research companies, executives and industries.
Simultaneously with the sale of the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd. (“TSR”), we entered a ten-year commercial arrangement to provide TSR with global data for its Japanese competitors and became the exclusive distributor of TSR data to the Worldwide Network. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Worldwide Network has been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment.
On January 1, 2012, we began managing our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the United States (“U.S.”) and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of our operations in the United Kingdom (“UK”), Netherlands, Belgium, Latin America and European Worldwide Network).
Prior to January 1, 2012, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, Netherlands, Belgium, Latin America and the Worldwide Network).
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

During the nine months ended September 30, 2012, we a) completed the sale of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies; and b) the shut-down of Shanghai Roadway D&B Marketing Service Co Ltd. (“Roadway”). These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 38% to our Asia Pacific total revenue for the three months ended September 30, 2011. These Divested and Other Businesses contributed 12% and 37% to our Asia Pacific total revenue for the nine months ended September 30, 2012 and 2011, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
During the nine months ended September 30, 2012, we completed the sale of: i) AllBusiness.com, Inc.; ii) Purisma Incorporated; and iii) a small supply management company. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 1% to our North America total revenue for the three month and nine month periods ended September 30, 2011, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
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
Similarly, when we evaluate the performance of our business as a whole, we focus on results (such as operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) before non-core gains and charges because such non-core gains and charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations and may drive behavior that does not ultimately maximize shareholder value. It may be concluded from our presentation of non-core gains and charges that the items that result in non-core gains and charges may re-occur in the future.

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
In addition, we evaluate our North America Risk Management Solutions based on two metrics: (1) “subscription,” and “non-subscription,” and (2) “DNBi® ” and “non-DNBi.” We define “subscription” as contracts that allow customers’ unlimited use. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year and “non-subscription” as all other revenue streams. We define “DNBi” as our interactive, customizable online application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis and “non-DNBi” as all other revenue streams. Management believes these measures provide further insight into our performance and growth of our North America Risk Management Solutions revenue.
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
Overview
Simultaneously with the sale of the domestic portion of our Japanese operations to TSR, we entered into a ten-year commercial arrangement to provide TSR with global data for its Japanese competitors and became the exclusive distributor of TSR data to the Worldwide Network. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Worldwide Network has been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment.
On January 1, 2012, we began managing our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of our operations in the UK, Netherlands, Belgium, Latin America and European Worldwide Network).
Prior to January 1, 2012, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, Netherlands, Belgium, Latin America and the Worldwide Network).
The financial statements of our subsidiaries outside North America reflect a fiscal quarter ended August 31 to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.

The following table presents the contribution by segment to total revenue and core revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Total Revenue:
North America	75%	70%	73%	70%
Asia Pacific	11%	16%	12%	16%
Europe and Other International Markets	14%	14%	15%	14%
Core Revenue:
North America	75%	74%	74%	75%
Asia Pacific	11%	11%	11%	10%
Europe and Other International Markets	14%	15%	15%	15%
The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Total Revenue by Customer Solution Set (1):
Risk Management Solutions	65%	62%	65%	64%
Sales & Marketing Solutions	28%	24%	26%	23%
Internet Solutions	7%	7%	7%	7%
Core Revenue by Customer Solution Set:
Risk Management Solutions	65%	67%	66%	67%
Sales & Marketing Solutions	28%	26%	27%	25%
Internet Solutions	7%	7%	7%	8%

(1)
Our Divested and Other Businesses contributed 7% to our total consolidated revenue for the three months ended September 30, 2011. Our Divested and Other Businesses contributed 2% and 6% to our total consolidated revenue for the nine months ended September 30, 2012, and 2011, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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
Risk Management Solutions
Our Traditional Risk Management Solutions include our DNBi product line, as well as reports from our database which are used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Risk Management Solutions Revenue	74%	74%	75%	75%
Total Revenue	48%	46%	48%	47%
Core Revenue	48%	50%	49%	50%

Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Risk Management Solutions Revenue	21%	20%	19%	19%
Total Revenue	13%	12%	13%	13%
Core Revenue	13%	13%	13%	13%
Our Supply Management Solutions can help companies better understand the financial risk of their supply chain. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Risk Management Solutions Revenue	5%	6%	6%	6%
Total Revenue	4%	4%	4%	4%
Core Revenue	4%	4%	4%	4%
Sales & Marketing Solutions
Our Traditional Sales & Marketing Solutions generally consist of marketing lists, labels and customized data files used by our customers in their direct mail and marketing activities. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Sales & Marketing Solutions Revenue	31%	36%	30%	34%
Total Revenue	9%	8%	8%	8%
Core Revenue	9%	9%	8%	9%
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Sales & Marketing Solutions Revenue	69%	64%	70%	66%
Total Revenue	19%	16%	18%	15%
Core Revenue	19%	17%	19%	16%
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
Consolidated Revenue
The following table presents our core and total revenue by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Revenue:
North America	$308.3	$304.7	$872.8	$879.2
Asia Pacific	44.8	43.2	133.2	122.1
Europe and Other International Markets	60.1	62.9	175.8	179.0
Core Revenue	413.2	410.8	1,181.8	1,180.3
Divested and Other Businesses	—	28.6	18.1	79.5
Total Revenue	$413.2	$439.4	$1,199.9	$1,259.8
The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$265.8	$273.0	$775.8	$795.6
Sales & Marketing Solutions	117.5	107.3	316.5	295.9
Internet Solutions	29.9	30.5	89.5	88.8
Core Revenue	413.2	410.8	1,181.8	1,180.3
Divested and Other Businesses	—	28.6	18.1	79.5
Total Revenue	$413.2	$439.4	$1,199.9	$1,259.8
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011
Total revenue decreased $26.2 million, or 6% (5% decrease before the effect of foreign exchange), for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decrease in total revenue was primarily driven by a decrease in Asia Pacific total revenue of $24.7 million, or 36% (34% decrease before the effect of foreign exchange), and a decrease in Europe and Other International Markets total revenue of $2.8 million, or 4% (3% increase before the effect of foreign exchange), partially offset by an increase in North America total revenue of $1.3 million, or less than 1% (1% increase before the effect of foreign exchange).
Asia Pacific total revenue was negatively impacted by: a) the divestiture of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies; and b) the shut-down of our Roadway operations, in the first quarter of 2012, all of which we reclassified as Divested and Other Businesses partially offset by the acquisition of MicroMarketing.

North America total revenue was negatively impacted by the divesture of: i) AllBusiness.com, Inc.; ii) Purisma Incorporated and iii) a small supply management company in the first half of 2012, all of which we reclassified as Divested and Other Businesses.
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, increased $2.4 million, or 1% (2% increase before the effect of foreign exchange), for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in core revenue is primarily attributed to:

•	Growth in our products (e.g., Optimizer) and increased previous commitments primarily related to growth in our Data as a Service or “DaaS” products (e.g., D&B 360); and

•	An increase in revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011;

partially offset by:

•	Lower revenue in North America from non-DNBi subscription products. Budget constraints have led customers to continue to reduce spend.
Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $7.2 million, or 3% decrease (1% decrease before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in North America of $4.7 million, or 3% (2% decrease before the effect of foreign exchange), a decrease in revenue in Europe and Other International Markets of $1.7 million, or 3% (4% increase before the effect of foreign exchange), and a decrease in revenue in Asia Pacific of $0.8 million, or 2% (3% increase before the effect of foreign exchange);

•
A $10.2 million, or 10% increase (11% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $8.9 million, or 10% (both before and after the effect of foreign exchange), an increase in revenue in Asia Pacific of $2.4 million, or 58% (73% increase before the effect of foreign exchange), partially offset by a decrease in Europe and Other International Markets of $1.1 million, or 10% (5% decrease before the effect of foreign exchange); and

•
A $0.6 million, or 3% decrease (2% decrease before the effect of foreign exchange), in Internet Solutions. The decrease was driven by a decrease in revenue in North America of $0.6 million, or 3% (both before and after the effect of foreign exchange).

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011
Total revenue decreased $59.9 million, or 5% (4% decrease before the effect of foreign exchange), for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decrease in total revenue was primarily driven by a decrease in Asia Pacific total revenue of $43.0 million, or 22% (both before and after the effect of foreign exchange), a decrease in North America total revenue of $13.7 million, or 2% (both before and after the effect of foreign exchange), and a decrease in Europe and Other International Markets total revenue of $3.2 million, or 2% (3% increase before the effect of foreign exchange).
Asia Pacific total revenue was negatively impacted by: a) the divestiture of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies; and b) the shut-down of our Roadway operations, in the first quarter of 2012, all of which we reclassified as Divested and Other Businesses.
North America total revenue was negatively impacted by the divesture of: i) AllBusiness.com, Inc.; ii) Purisma Incorporated and iii) a small supply management company in the first half of 2012, all of which we reclassified as Divested and Other Businesses.

Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, increased $1.5 million, or less than 1% (1% increase before the effect of foreign exchange), for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in core revenue is primarily attributed to:

•	Growth in our products (e.g., Optimizer) and increased previous commitments primarily related to growth in our Data as a Service or “DaaS” products (e.g., D&B 360); and

•	An increase in revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011;

partially offset by:

•	Lower revenue in North America from non-DNBi subscription products. Budget constraints have led customers to continue to reduce spend.
Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $19.8 million, or 3% decrease (1% decrease before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in North America of $21.3 million, or 4% (both before and after the effect of foreign exchange), and a decrease in revenue in Europe and Other International Markets of $2.7 million, or 2% (3% increase before the effect of foreign exchange), partially offset by an increase in revenue in Asia Pacific of $4.2 million, or 4% (6% increase before the effect of foreign exchange);

•
A $20.6 million, or 7% increase (8% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $14.2 million, or 6% (both before and after the effect of foreign exchange), and an increase in revenue in Asia Pacific of $7.1 million, or 53% (63% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Europe and Other International Markets of $0.7 million, or 2% (1% increase before the effect of foreign exchange); and

•
A $0.7 million, or 1% increase (both before and after the effect of foreign exchange), in Internet Solutions. The increase was driven by an increase in revenue in North America of $0.7 million, or 1% (both before and after the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $0.2 million, or 9% (12% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Asia Pacific of $0.2 million, or 12% (1% decrease before the effect of foreign exchange).

Recent Developments
On March 18, 2012, we announced that we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
For the nine months ended September 30, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. Additionally, during the nine months ended September 30, 2012, we have incurred $11.0 million of legal fees and other corporate shut-down costs and $1.8 million in local shut-down costs, as well as, an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
On September 28, 2012, Roadway was charged in a Bill of Prosecution, along with five current or former employees, by the Shanghai District Prosecutor with illegally obtaining private information of Chinese citizens. A trial date has not yet been set. We have been advised that a conviction of Roadway and the five individuals is likely, and that a criminal fine will be imposed on Roadway. We are unable to provide a reasonable estimate of the fine at this time.
We performed a goodwill impairment assessment for the Greater China reporting unit during the first quarter of 2012. The assessment did not result in a goodwill impairment charge for the first quarter of 2012. The key assumptions factored in the goodwill impairment assessment were: recent operating results, economic projections, anticipated future revenue and cash flows and potential sanctions imposed by the Chinese government. The fair value of the Greater China reporting unit exceeded its carrying value by approximately 15%. Total goodwill associated with the reporting unit was $35.6 million at September 30, 2012. A 100 basis points increase or decrease in the revenue growth or discount rate assumption will have a 5% impact on the fair value of the Greater China reporting unit. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on this investigation.
We are presently unable to predict the duration, scope or result of the Audit Committee’s investigation, of any investigations by the SEC, or the DOJ, or any other US or foreign governmental authority, or whether any such authority will commence any legal action against us. The SEC and the DOJ have a broad range of civil and criminal sanctions available to them under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. These investigations could ultimately result in penalties or other payments by us. In connection with the wind down of the Roadway operations, we believe we may incur additional cash expenditures for severance, lease payments, etc.

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three month and nine month periods ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$124.2	$150.2	$395.2	$431.1
Selling and Administrative Expenses	154.5	162.6	448.2	470.4
Depreciation and Amortization	20.0	20.6	59.9	60.6
Restructuring Charge	4.8	5.3	23.2	18.0
Operating Costs	$303.5	$338.7	$926.5	$980.1
Operating Income	$109.7	$100.7	$273.4	$279.7
Operating Expenses
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011
Operating expenses decreased $26.0 million, or 17%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The decrease was primarily due to the following:

•
Lower costs as a result of: a) the divestiture of i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies, and b) the shut-down of our Roadway operations; and

•	Lower compensation costs (e.g., bonus and commissions).
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011
Operating expenses decreased $35.9 million, or 8%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The decrease was primarily due to the following:

•
Lower costs as a result of: a) the divestiture of i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies, and b) the shut-down of our Roadway operations;

•	Lower compensation costs (e.g., bonus and commissions); and

•	The positive impact of foreign exchange;

partially offset by:

•	Increased costs associated with our acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011;

•
An impairment charge in China related to our Roadway operations (see “Recent Developments” discussed above and Note 7 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q);

•	Increased data costs; and

•	Increased costs associated with our investments.

Selling and Administrative Expenses
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011
Selling and administrative expenses decreased $8.1 million, or 5%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The decrease was primarily due to the following:

•
Lower costs as a result of: a) the divestiture of i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies, and b) the shut-down of our Roadway operations; and

•	The positive impact of foreign exchange;

partially offset by:

•
Legal fees and other shut-down expenses associated with matters in China (see “Recent Developments” discussed above and Note 7 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q).

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011
Selling and administrative expenses decreased $22.2 million, or 5%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The decrease was primarily due to the following:

•
Lower costs as a result of: a) the divestiture of i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies, and b) the shut-down of our Roadway operations; and

•	Lower compensation costs (e.g., bonus and commissions);

partially offset by:

•
Legal fees and other shut-down expenses associated with matters in China (see “Recent Developments” discussed above and Note 7 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q); and

•
An impairment charge in China related to our Roadway operations (see “Recent Developments” discussed above and Note 7 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q).

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
We had net pension cost of $4.4 million and $13.2 million for the three month and nine month periods ended September 30, 2012, respectively, compared with $1.0 million and $5.8 million for the three month and nine month periods ended September 30 2011, respectively. Higher pension cost in 2012 was primarily driven by a lower expected return from plan assets related to our U.S. Qualified Plan. For 2012, we use an expected long-term rate of return of 7.75%, a 50 basis points decrease, compared to 8.25% used for 2011. Additionally, a lower expected return from plan assets is also due to a lower market-related value of plan assets, which increased our 2012 net pension cost. Higher actuarial losses amortization in 2012 is substantially offset by lower interest cost, whereby both are driven by a lower discount rate. The discount rate applied to our U.S. plans at January 1, 2012 is 4.05%, a 101 basis points decrease from the 5.06% discount rate used for 2011.
We had postretirement benefit income of $2.9 million and $8.3 million for the three month and nine month periods ended September 30, 2012, respectively. We had postretirement benefit income of $2.8 million and $8.2 million for the three month and nine month periods ended September 30, 2011, respectively.The postretirement benefit income was flat compared to prior year.

We had expense associated with our 401(k) Plan of $1.8 million and $6.5 million for the three month and nine month periods ended September 30, 2012, respectively, compared with $1.7 million and $6.8 million for the three month and nine month periods ended September 30, 2011, respectively. The decrease in expense for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to the lower company match as a result of lower employee contributions which were driven by lower salary cost, bonus, overtime and commission payout and headcount. The employer maximum match was 50% of seven percent of a team member’s eligible compensation, subject to certain 401(k) Plan limitations.
Stock-Based Compensation
For the three month and nine month periods ended September 30, 2012, we recognized total stock-based compensation expense of $3.0 million and $8.8 million, compared to $3.2 million and $9.2 million for the three month and nine month periods ended September 30, 2011, respectively.
Expense associated with our stock option programs was $1.1 million and $3.1 million for the three month and nine month periods ended September 30, 2012, compared to $1.0 million and $3.0 million for the three month and nine month periods ended September 30, 2011.
Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $1.8 million and $5.2 million for the three month and nine month periods ended September 30, 2012, compared to $2.0 million and $5.5 million for the three month and nine month periods ended September 30, 2011. The decrease for the three month and nine month periods was primarily due to a decrease in the fair value of the awards issued over the past several years.
Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.1 million and $0.5 million for the three month and nine month periods ended September 30, 2012, compared to $0.2 million and $0.7 million for the three month and nine month periods ended September 30, 2011, respectively.
We expect total equity-based compensation of approximately $11 million for 2012. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
Depreciation and Amortization
Depreciation and amortization decreased $0.6 million, or 3%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This decrease was primarily driven by the shut-down of our Roadway operations and the divestiture of our market research business in China, consisting of two joint venture companies, partially offset by an increase in computer software amortization.
Depreciation and amortization decreased $0.7 million, or 1%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This decrease was primarily driven by the shut-down of our Roadway operations and the divestiture of our market research business in China, consisting of two joint venture companies.
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
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011
During the three months ended September 30, 2012, we recorded a $4.8 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $1.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 50 employees were impacted. Of these 50 employees, approximately 35 employees exited the Company in the third quarter of 2012, with the remaining to exit in the fourth quarter of 2012. The cash payments for these employees will be substantially completed by the second quarter of 2013; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.2 million.
During the three months ended September 30, 2011, we recorded a $5.3 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $4.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 100 employees were impacted. Of these 100 employees, approximately 90 employees exited the Company in the third quarter of 2011, with the remaining having exited in the first quarter of 2012. The cash payments for these employees were substantially completed by the second quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.7 million.
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011
During the nine months ended September 30, 2012, we recorded a $23.2 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $12.8 million and $4.7 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 670 employees were impacted. Of these 670 employees, approximately 655 employees exited the Company in the third quarter of 2012, with the remaining to exit in the fourth quarter of 2012. The cash payments for these employees will be substantially completed by the second quarter of 2013; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $5.7 million.
During the nine months ended September 30, 2011, we recorded an $18.0 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $14.2 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 305 employees were impacted. Of these 305 employees, approximately 280 employees exited the Company by the conclusion of the third quarter of 2011, with the remaining having exited by the first quarter of 2012. The cash payments for these employees were substantially completed by the second quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.8 million.
Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three month and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.2	$0.4	$0.5	$1.3
Interest Expense	(9.5)	(9.1)	(27.8)	(27.4)
Interest Income (Expense) - Net	$(9.3)	$(8.7)	$(27.3)	$(26.1)
Interest income decreased $0.2 million, or 52%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Interest income decreased $0.8 million, or 60%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decrease in interest income for the three month and nine month periods ended September 30, 2012 is primarily attributable to lower average interest rates.
Interest expense increased $0.4 million, or 4%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in interest expense is primarily attributable to higher amounts of average debt outstanding. Interest expense increased $0.4 million, or 1%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase is primarily attributable to higher average interest rates.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three month and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Effect of Legacy Tax Matters(a)	$(15.4)	$0.3	$(15.0)	$(7.4)
Gain on Sale of Businesses(b)	—	—	6.0	—
Loss on Investment(c)	—	(8.3)	—	(11.4)
Miscellaneous Other Income (Expense) - Net(d)	—	(0.9)	0.2	(1.7)
Other Income (Expense) - Net	$(15.4)	$(8.9)	$(8.8)	$(20.5)

(a)
During the three month and nine month periods ended September 30, 2012, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody's Corporation and D&B as it relates to the expiration of the statute of limitations for the tax years 2005 and 2006. During the nine months ended September 30, 2011, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the expiration of the statute of limitations for the tax year 2004.

(b)
During the nine months ended September 30, 2012, we recognized gains primarily related to the sale of the domestic portion of our Japanese operations to TSR and our market research business in China, consisting of two joint venture companies. See Note 13 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q.

(c)
During the three month and nine month periods ended September 30, 2011, we recorded an impairment charge related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on MaxCV.

(d)
Miscellaneous Other Income (Expense) – Net increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to a decrease in bank fees. Miscellaneous Other Income (Expense) – Net increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to foreign exchange.

Provision for Income Taxes
For the three months ended September 30, 2012, our effective tax rate was 5.6% as compared to 29.7% for the three months ended September 30, 2011. The 2012 effective tax rate was positively impacted by the release of reserves for uncertain tax positions primarily due to the effective settlement of an audit for the tax years 2005 and 2006.The effective tax rate for the three months ended September 30, 2011 was positively impacted by a tax benefit on a loss on the tax basis of a legal entity and negatively impacted by the tax impact of a loss on an investment. For the three months ended September 30, 2012, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the nine months ended September 30, 2012, our effective tax rate was 15.7% as compared to 29.3% for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 was positively impacted by the release of reserves for uncertain tax positions due to the effective settlement of an audit for the tax years 2005 and 2006, by a tax benefit on a loss on the tax basis of a legal entity and by tax benefits from the divestiture of the domestic portion of our Japan operations and negatively impacted by an impairment related to permanently ceasing operations of Roadway in China. The effective tax rate for the nine months ended September 30, 2011 was positively impacted by the release of reserves for uncertain tax positions due to the expiration of a statute of limitations for the tax year 2004 and by a tax benefit on a loss on the tax basis of a legal entity and negatively impacted by a reduction of our deferred tax assets resulting from an enacted change to the state of New Jersey's tax law during the second quarter of 2011 and the tax impact of a loss on an investment. For the nine months ended September 30, 2012, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of September 30, 2012 was $100.0 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $93.9 million, net of tax benefits. During the three months ended September 30, 2012, we decreased our unrecognized tax benefits by $24.9 million, net of increases. The decrease is primarily related to the effective settlement of an audit for the tax years 2005 and 2006. During the nine months ended September 30, 2012, we decreased our unrecognized tax benefits by approximately $20.1 million, net of increases, primarily related to the effective settlement of an audit for the tax years 2005 and 2006. We anticipate that it is reasonably possible total unrecognized tax benefits will decrease by approximately $59 million within the next twelve months as a result of the expiration of applicable statutes of limitation.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized in the three month and nine month periods ended September 30, 2012 was $1.2 million and $2.5 million, net of tax benefits, respectively, as compared to $0.9 million and $2.6 million, net of tax benefits in the three month and nine month periods ended September 30, 2011, respectively. The total amount of accrued interest as of September 30, 2012 was $8.2 million, net of tax benefits, as compared to $11.0 million, net of tax benefits, as of September 30, 2011.
We or one of our subsidiaries file income tax returns in the U.S. Federal, and various state, local and foreign jurisdictions. In the U.S. Federal jurisdiction, we are no longer subject to examination by the IRS for years prior to 2007. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2008. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2007.
We have resolved the 2005 and 2006 tax years with IRS Appeals regarding the proposed Domestic Production Deduction Adjustments. As a result of our agreement, there were no changes in our tax liability for 2005 and 2006. The IRS is examining our 2007, 2008 and 2009 tax years. We expect the examination will be completed in the fourth quarter of 2013.

Earnings per Share
In accordance with the authoritative guidance in ASC 260-10, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 8,050 shares and 55,718 shares for the three months ended September 30, 2012 and 2011, respectively. The weighted average restricted shares outstanding were 15,543 shares and 74,908 shares for the nine months ended September 30, 2012 and 2011, respectively.

The following table sets forth our EPS for the three month and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.77	$1.19	$4.29	$3.38
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.76	$1.19	$4.26	$3.36
For the three months ended September 30, 2012, basic EPS attributable to D&B common shareholders increased 49%, compared with the three months ended September 30, 2011, due to an increase of 36% in Net Income Attributable to D&B common shareholders and an 8% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the three months ended September 30, 2012, diluted EPS attributable to D&B common shareholders increased 48%, compared with the three months ended September 30, 2011, due to an increase of 36% in Net Income Attributable to D&B common shareholders and an 8% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases.
For the nine months ended September 30, 2012, basic and diluted EPS attributable to D&B common shareholders increased 27%, compared with the nine months ended September 30, 2011, due to an increase of 20% in Net Income Attributable to D&B common shareholders and a 6% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases.
Segment Results
Simultaneously with the sale of the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd., we entered into a ten-year commercial arrangement to provide TSR with global data for its Japanese competitors and became the exclusive distributor of TSR data to the Worldwide Network. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Worldwide Network has been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment.
On January 1, 2012, we began managing our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of our operations in the UK, Netherlands, Belgium, Latin America and European Worldwide Network).
Prior to January 1, 2012, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, Netherlands, Belgium, Latin America and the Worldwide Network).
North America
North America is our largest segment representing 75% and 73% of our total revenue for the three month and nine month periods ended September 30, 2012, respectively, compared to 70% of our total revenue for the three month and nine month periods ended September 30, 2011, respectively.
During the nine months ended September 30, 2012, we completed the sale of: i) AllBusiness.com, Inc.; ii) Purisma Incorporated; and iii) a small supply management company. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 1% to our North America total revenue for the three month and nine month periods ended September 30, 2011, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
North America represented 75% and 74% of our core revenue for the three month and nine month periods ended September 30, 2012, respectively, compared to 74% and 75% of our core revenue for the three month and nine month periods ended September 30, 2011, respectively.
The following table presents our North America revenue by customer solution set and North America operating income for the three month and nine month periods ended September 30, 2012 and 2011.
Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$178.8	$183.5	$518.5	$539.8
Sales & Marketing Solutions	100.5	91.6	267.3	253.1
Internet Solutions	29.0	29.6	87.0	86.3
North America Core Revenue	308.3	304.7	872.8	879.2
Divested and Other Businesses	—	2.3	—	7.3
North America Total Revenue	$308.3	$307.0	$872.8	$886.5
Operating Income	$117.3	$112.1	$323.0	$324.0
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011
North America Overview
North America total revenue increased $1.3 million, or less than 1% (1% increase before the effect of foreign exchange), for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. North America total revenue was negatively impacted by the divestiture of i) AllBusiness.com, Inc.; ii) Purisma Incorporated; and iii) a small supply management company in the first half of 2012, all of which we reclassified as Divested and Other Businesses. Excluding the impact of the Divested and Other Businesses, core revenue increased $3.6 million, or 1% (both before and after the effect of foreign exchange).
North America Customer Solution Sets
On a customer solution set basis, the $3.6 million increase in core revenue for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $4.7 million, or 3% (2% decrease before the effect of foreign exchange) primarily due to:

•	Lower revenue from non-DNBi subscription products. Budget constraints have led customers to continue to reduce spend; and

•
DNBi subscription plans were down due to a decline in DNBi modules. With the exception of DNBi PRM, we have not upgraded our modules in the last few years. DNBi modules are products that provide additional functionality to the core DNBi platform and spending on these products can be discretionary. With budgets under pressure, some customers are choosing to stay with the core DNBi product to handle their risk management needs, putting pressure on our module sales;

partially offset by:

•	The timing of a renewal of a large government contract that last year signed in the fourth quarter.

Traditional Risk Management Solutions, which accounted for 68% of total North America Risk Management Solutions, decreased 2% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Lower revenue from non-DNBi subscription products as customers continue to manage their spend in the current economic climate;
partially offset by:

•
Year-over-year growth in our core DNBi subscription plans that excludes modules (see Value-Added Risk Management Solutions below for further discussion) enabled by our DNBi platform. The increase in core DNBi was driven by continued high retention, increased dollar spend from our existing customers and new product releases. We continue to see mid-single digit price increases with these customers when they renew these subscription plans.

Value-Added Risk Management Solutions, which accounted for 24% of total North America Risk Management Solutions, increased 1% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	The timing of a renewal of a large government contract that last year signed in the fourth quarter; and

•	Increased spend and usage by existing customers of our transactional products;

partially offset by:

•	A shift in product mix from our Value-Added Risk Management Solutions to our Value-Added Sales & Marketing Solutions; and

•
Lower purchases from existing customers of DNBi modules enabled by our DNBi platform, as customers’ budgets were more focused towards our core DNBi products.DNBi modules are products that provide additional functionality to the core DNBi platform and spending on these products can be discretionary. With budgets under pressure, some customers are choosing to stay with the core DNBi product to handle their risk management needs, putting pressure on our module sales.

Supply Management Solutions, which accounted for 8% of total North America Risk Management Solutions, decreased 14% (both before and after the effect of foreign exchange), due to a shift in product mix to our Value-Added Sales & Marketing Solutions.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $8.9 million, or 10% (both before and after the effect of foreign exchange) primarily due to strong performance from our Value-Added products partially offset by a decline in Traditional Sales & Marketing Solutions.
Traditional Sales & Marketing Solutions, which accounted for 26% of total North America Sales & Marketing Solutions, decreased 4% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	The timing impact of entering into a commercial arrangement with a third party whereby certain products will be provided under a licensing agreement; and

•	Our decision to stop selling certain legacy products;

partially offset by:

•	Increased spend with existing customers.
Value-Added Sales & Marketing Solutions, which accounted for 74% of total North America Sales & Marketing Solutions, increased 16% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Growth in our products (e.g., Optimizer) and increased previous commitments primarily related to growth in our Data as a Service or “DaaS” products (e.g., D&B 360); and

•	A shift in product mix from our Value-Added Risk Management Solutions to our Value-Added Sales & Marketing Solutions;
partially offset by:

•	A one-time benefit in the prior year due to revenue recognition on the existing customer set and the allocation of revenue in new arrangements using the best estimated selling price.

Internet Solutions

A decrease in Internet Solutions of $0.6 million, or 3% (both before and after the effect of foreign exchange) as a result of decreased advertising revenue, tight customer spending and competitive pressures. Most of the revenue is subscription based so we expect this trend to continue.
North America Operating Income

North America operating income for the three months ended September 30, 2012 was $117.3 million, compared to $112.1 million for the three months ended September 30, 2011, an increase of $5.2 million, or 5%. The increase in operating income was primarily attributable to:

•	Lower compensation costs (e.g., bonus and commissions), professional fees and advertising expenses; and

•	An increase in total revenue;
partially offset by:

•	Increased costs associated with our investments in the business (e.g., technology, data and sales training).
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011
North America Overview
North America total revenue decreased $13.7 million, or 2% (both before and after the effect of foreign exchange), for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. North America total revenue was negatively impacted by the divestiture of: i) AllBusiness.com, Inc.; ii) Purisma Incorporated; and iii) a small supply management company in the first half of 2012, all of which we reclassified as Divested and Other Businesses. Excluding the impact of the Divested and Other Businesses, core revenue decreased $6.4 million, or 1% (both before and after the effect of foreign exchange).
North America Customer Solution Sets
On a customer solution set basis, the $6.4 million decrease in core revenue for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $21.3 million, or 4% (both before and after the effect of foreign exchange) primarily due to:

•	Lower revenue from non-DNBi subscription products. Budget constraints have led customers to continue to reduce spend; and

•	A shift in product mix from our Value-Added Risk Management Solutions to our Value-Added Sales & Marketing Solutions.
Traditional Risk Management Solutions, which accounted for 70% of total North America Risk Management Solutions, decreased 3% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Lower revenue from non-DNBi subscription products as customers continue to manage their spend in the current economic climate;
partially offset by:

•
Year-over-year growth in our core DNBi subscription plans that excludes modules (see Value-Added Risk Management Solutions below for further discussion) enabled by our DNBi platform. The increase in core DNBi was driven by continued high retention, increased dollar spend from our existing customers and new product releases. We continue to see mid-single digit price increases with these customers when they renew these subscription plans.

Value-Added Risk Management Solutions, which accounted for 22% of total North America Risk Management Solutions, decreased 6% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	A shift in product mix from our Value-Added Risk Management Solutions to our Value-Added Sales & Marketing Solutions;

•
Lower purchases from existing customers of modules enabled by our DNBi platform, as customers’ budgets were more focused towards our core DNBi products.DNBi modules are products that provide additional functionality to the core DNBi platform and spending on these products can be discretionary. With budgets under pressure, some customers are choosing to stay with the core DNBi product to handle their risk management needs, putting pressure on our module sales; and

•	A one-time benefit in the prior year due to revenue recognition on the existing customer set and the allocation of revenue in new arrangements using the best estimated selling price;
partially offset by:

•	The timing of a renewal of a large government contract that last year signed in the fourth quarter; and

•	Increased spend and usage by existing customers of our transactional products.
Supply Management Solutions, which accounted for 8% of total North America Risk Management Solutions, decreased 9% (both before and after the effect of foreign exchange), on a small base.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $14.2 million, or 6% (both before and after the effect of foreign exchange) primarily due to strong performance from our Value-Added products partially offset by a decline in Traditional Sales & Marketing Solutions.
Traditional Sales & Marketing Solutions, which accounted for 24% of total North America Sales & Marketing Solutions, decreased 11% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Our decision to stop selling certain legacy products and convert the existing customer base as well as new prospects to Hoover’s solutions; and

•	Decreased purchases from certain customers due to economic and budgetary pressures particularly in our education marketing business.
partially offset by:

•	Increased spend with existing customers.
Value-Added Sales & Marketing Solutions, which accounted for 76% of total North America Sales & Marketing Solutions, increased 12% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Growth in our products (e.g., Optimizer) and increased previous commitments primarily related to growth in our Data as a Service or “DaaS” products (e.g., D&B 360); and

•	A shift in product mix from our Value-Added Risk Management Solutions to our Value-Added Sales & Marketing Solutions;
partially offset by:

•	A one-time benefit in the prior year due to revenue recognition on the existing customer set and the allocation of revenue in new arrangements using the best estimated selling price.
Internet Solutions
An increase in Internet Solutions of $0.7 million, or 1% (both before and after the effect of foreign exchange) as a result of migration by certain customers from Traditional Sales & Marketing Solutions as customers see our improved value proposition and innovation, partially offset by decreased advertising revenue, tight customer spending and competitive pressures.

North America Operating Income
North America operating income for the nine months ended September 30, 2012 was $323.0 million, compared to $324.0 million for the nine months ended September 30, 2011, a decrease of $1.0 million, or less than 1%. The decrease in operating income was primarily attributable to:

•	A decrease in total revenue; and

•	Increased costs associated with our investments (e.g., data and product innovation) and marketing efforts;
partially offset by:

•	Lower compensation costs (e.g., bonus and commissions).
Asia Pacific
Asia Pacific represented 11% and 12% of our total revenue for the three month and nine month periods ended September 30, 2012, respectively, as compared to 16% of our total revenue for the three month and nine month periods ended September 30, 2011, respectively.
During the first quarter of 2012, we completed the sale of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies. These businesses have been classified as “Divested and Other Businesses.”
During the second quarter of 2012, we permanently ceased our Roadway operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. In addition, we have been reviewing certain allegations that we may have violated the FCPA and certain other laws in our China operations. We have voluntarily contacted the SEC and the DOJ to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee. This business has been classified as a “Divested and Other Businesses.”
These Divested and Other Businesses contributed 38% to our Asia Pacific total revenue for the three months ended September 30, 2011. These Divested and Other Businesses contributed 12% and 37% to our Asia Pacific total revenue for the nine months ended September 30, 2012 and 2011, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Asia Pacific represented 11% of our core revenue for the three month and nine month periods ended September 30, 2012, respectively, as compared to 11% and 10% of our core revenue for the three month and nine month periods ended September 30, 2011, respectively.
The following table presents our Asia Pacific revenue by customer solution set and Asia Pacific operating income for the three month and nine month periods ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$38.1	$38.9	$112.2	$108.0
Sales & Marketing Solutions	6.5	4.1	20.5	13.4
Internet Solutions	0.2	0.2	0.5	0.7
Asia Pacific Core Revenue	44.8	43.2	133.2	122.1
Divested and Other Businesses	—	26.3	18.1	72.2
Asia Pacific Total Revenue	$44.8	$69.5	$151.3	$194.3
Operating Income (Loss)	$5.1	$5.0	$(0.4)	$10.7
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011
Asia Pacific Overview
Asia Pacific total revenue decreased $24.7 million, or 36% (34% decrease before the effect of foreign exchange), for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.
Asia Pacific total revenue was negatively impacted by a) the divestiture of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies; and b) the shut-down of our Roadway operations, in the first quarter of 2012, all of which we reclassified as Divested and Other Businesses.
Asia Pacific total revenue was positively impacted by the acquisition of MicroMarketing which contributed six percentage points of growth before the impact of foreign exchange to total Asia Pacific revenue growth during the three months ended September 30, 2012.
Excluding the impact of the Divested and Other Businesses, core revenue increased $1.6 million, or 4% (9% increase before the effect of foreign exchange) for the three months ended September 30, 2012.
Asia Pacific Customer Solution Sets
On a customer solution set basis, the $1.6 million increase in Asia Pacific core revenue for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $0.8 million, or 2% (3% increase before the effect of foreign exchange) primarily due to:

•	The negative impact of foreign exchange; and

•	Decreased revenue resulting from regulatory changes in China in the second quarter of 2012 which restricted our access to Chinese company financial statements;

partially offset by:

•	Increased revenue from our commercial agreement to provide TSR with global data for its Japanese customers and to distribute TSR data to the Worldwide Network.

Traditional Risk Management Solutions, which accounted for 91% of Asia Pacific Risk Management Solutions, decreased 5% (1% decrease before the effect of foreign exchange). This decrease was primarily due to:

•	The negative impact of foreign exchange; and

•	Decreased revenue resulting from regulatory changes in China in the second quarter of 2012 which restricted our access to Chinese company financial statements;
partially offset by:

•	Increased collections revenue in our Australia market primarily due to economic recovery from the prior year’s natural disasters which slowed-down collection activity in 2011.
Value-Added Risk Management Solutions, which accounted for 9% of Asia Pacific Risk Management Solutions, increased 46% (48% increase before the effect of foreign exchange), primarily due to increased revenue from our commercial agreement to provide TSR with global data for its Japanese customers and to distribute TSR data to the Worldwide Network.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $2.4 million, or 58% (73% increase before the effect of foreign exchange) primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.
Traditional Sales & Marketing Solutions, which accounted for 63% of Asia Pacific Sales & Marketing Solutions, increased 47% (66% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.
Value-Added Sales & Marketing Solutions, which accounted for 37% of Asia Pacific Sales & Marketing Solutions, increased 80% (87% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.
Internet Solutions

Internet Solutions remained flat compared to prior year.

Asia Pacific Operating Income –

Asia Pacific operating income for the three months ended September 30, 2012 was $5.1 million, compared to operating income of $5.0 million for the three months ended September 30, 2011, an increase of $0.1 million, or 1%. The increase was primarily due to:

•	Lower costs as a result of our reengineering efforts; and

•	The net impact of the sale of the domestic portion of our Japanese operations to TSR and our ten-year commercial agreement with TSR to provide global data for its Japanese competitors;

partially offset by:

•	The loss of operating income as a result of the sale of our market research business in China and the shut-down of our Roadway operations.
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011
Asia Pacific Overview
Asia Pacific total revenue decreased $43.0 million, or 22% (both before and after the effect of foreign exchange), for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.
Asia Pacific total revenue was negatively impacted by a) the divestiture of: i) the domestic portion of our Japanese operations to TSR; and ii) our market research business in China, consisting of two joint venture companies; and b) the shut-down of our Roadway operations, in the first quarter of 2012, all of which we reclassified as Divested and Other Businesses.
Asia Pacific total revenue was positively impacted by the acquisition of MicroMarketing, which contributed seven percentage points of growth, before the impact of foreign exchange, to total Asia Pacific revenue growth, during the nine months ended September 30, 2012.
Excluding the impact of the Divested and Other Businesses, core revenue increased $11.1 million, or 9% (12% increase before the effect of foreign exchange) for the nine months ended September 30, 2012.
Asia Pacific Customer Solution Sets

On a customer solution set basis, the $11.1 million increase in Asia Pacific core revenue for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $4.2 million, or 4% (6% increase before the effect of foreign exchange) primarily due to:

•	Increased collections revenue in our Australia market, primarily due to economic recovery from the prior year’s natural disasters, which slowed-down collection activity in 2011; and

•	Increased revenue from our commercial agreement to provide TSR with global data for its Japanese customers, and to distribute TSR data to the Worldwide Network;

partially offset by:

•	Decreased revenue resulting from regulatory changes in China in the second quarter of 2012 which restricted our access to Chinese company financial statements; and

•	The negative impact of foreign exchange.

Traditional Risk Management Solutions, which accounted for 90% of Asia Pacific Risk Management Solutions, increased 3% (5% increase before the effect of foreign exchange). This increase was primarily due to:

•	Increased collections revenue in our Australia market, primarily due to economic recovery from the prior year’s natural disasters, which slowed-down collection activity in 2011; and

•	Increased revenue from our commercial agreement to provide TSR with global data for its Japanese customers, and to distribute TSR data to the Worldwide Network;
partially offset by:

•	Decreased revenue resulting from changes in China in the second quarter of 2012 which restricted our access to Chinese company financial statements; and

•	The negative impact of foreign exchange.
Value-Added Risk Management Solutions, which accounted for 10% of Asia Pacific Risk Management Solutions, increased 15% (both before and after the effect of foreign exchange). This increase was primarily due to increased revenue from our commercial agreement to provide TSR with global data for its Japanese customers, and to distribute TSR data to the Worldwide Network.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $7.1 million, or 53% (63% increase before the effect of foreign exchange) primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.
Traditional Sales & Marketing Solutions, which accounted for 66% of Asia Pacific Sales & Marketing Solutions, increased 37% (49% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.
Value-Added Sales & Marketing Solutions, which accounted for 34% of Asia Pacific Sales & Marketing Solutions, increased 96% (100% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.
Internet Solutions
Internet Solutions decreased $0.2 million, or 12% (1% decrease before the effect of foreign exchange), on a small base.

Asia Pacific Operating Income –
Asia Pacific operating loss for the nine months ended September 30, 2012 was $0.4 million, compared to operating income of $10.7 million for the nine months ended September 30, 2011, a decrease of $11.1 million. The decrease was primarily due to:

•	An impairment charge in China related to our Roadway operations (see “Recent Developments” discussed above);
partially offset by:

•	Lower costs as a result of our reengineering efforts.
Europe and Other International Markets
Europe and Other International Markets represented 14% and 15% of our total revenue for the three month and nine month periods ended September 30, 2012, respectively, as compared to 14% of our total revenue for the three month and nine month periods ended September 30, 2011, respectively.
Europe and Other International Markets represented 14% and 15% of our core revenue for the three month and nine month periods ended September 30, 2012, respectively, as compared to 15% of our core revenue for the three month and nine month periods ended September 30, 2011, respectively.
There were no divestitures within this segment during the three month or nine month periods ended September 30, 2012 and 2011. The following table presents our Europe and Other International Markets revenue by customer solution set and Europe and Other International Markets operating income for the three month and nine month periods ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$48.9	$50.6	$145.1	$147.8
Sales & Marketing Solutions	10.5	11.6	28.7	29.4
Internet Solutions	0.7	0.7	2.0	1.8
Europe and Other International Markets Total and Core Revenue	$60.1	$62.9	$175.8	$179.0
Operating Income	$17.3	$15.4	$46.1	$36.2
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011
Europe and Other International Markets Overview
Europe and Other International Markets total and core revenue decreased $2.8 million, or 4% (3% increase before the effect of foreign exchange), for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.
Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $2.8 million decrease in Europe and Other International Markets total and core revenue for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $1.7 million, or 3% (4% increase before the effect of foreign exchange) primarily due to:

•	The negative impact of foreign exchange;
partially offset by:

•	Increased usage of transactional products and growth in our core DNBi subscription plans.

Traditional Risk Management Solutions, which accounted for 81% of Europe and Other International Markets Risk Management Solutions, decreased 6% (2% increase before the effect of foreign exchange). This decrease was primarily due to:

•	The negative impact of foreign exchange;

partially offset by:

•	Increased usage of transactional products and growth in our core DNBi subscription plans.
Value-Added Risk Management Solutions, which accounted for 17% of Europe and Other International Markets Risk Management Solutions, increased 7% (14% increase before the effect of foreign exchange). This increase was primarily due to increased purchases by our customers of new project-oriented business in certain of our European markets and increased revenue as a result of a new long-term agreement with our largest worldwide information partner Bisnode Information Group.
Supply Management Solutions, which accounted for 2% of Europe and Other International Markets Risk Management Solutions, increased 16% (35% increase before the effect of foreign exchange), on a small base.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $1.1 million, or 10% (5% decrease before the effect for foreign exchange) primarily due to decreases in purchases by our customers of our project-oriented business.
Traditional Sales & Marketing Solutions, which accounted for 64% of Europe and Other International Markets Sales & Marketing Solutions, decreased 20% (16% decrease before the effect of foreign exchange). This decrease was primarily due to a decrease in purchases by our customers of our project-oriented business.
Value-Added Sales & Marketing Solutions, which accounted for 36% of Europe and Other International Markets Sales & Marketing Solutions, increased 17% (26% increase before the effect of foreign exchange). This increase was primarily due to increased sales to our existing customer base in certain of our markets as a result of cross border demand helping us grow despite the difficult macroeconomic environment.
Internet Solutions

Internet Solutions remained flat compared to prior year.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the three months ended September 30, 2012 was $17.3 million, compared to $15.4 million for the three months ended September 30, 2011, an increase of $1.9 million, or 12%, primarily due to:

•	Decreased operating expenses (e.g., compensation, travel related expenses, etc.); and

•	Lower costs as a result of our reengineering efforts;
partially offset by:

•	The negative impact of foreign exchange.
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011
Europe and Other International Markets Overview
Europe and Other International Markets total and core revenue decreased $3.2 million, or 2% (3% increase before the effect of foreign exchange), for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $3.2 million decrease in Europe and Other International Markets total and core revenue for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $2.7 million, or 2% (3% increase before the effect of foreign exchange) primarily due to:

•	The negative impact of foreign exchange;
partially offset by:

•	Increased purchases by our customers of new project-oriented business in most of our European markets.
Traditional Risk Management Solutions, which accounted for 80% of Europe and Other International Markets Risk Management Solutions, decreased 5% (less than 1% decrease before the effect of foreign exchange). This decrease was primarily due to:

•	The negative impact of foreign exchange; and

•	Lower transactional volumes as a result of our customers carefully managing their spend due to budgetary pressures.

Value-Added Risk Management Solutions, which accounted for 18% of Europe and Other International Markets Risk Management Solutions, increased 10% (14% increase before the effect of foreign exchange). This increase was primarily due to:

•	Increased purchases by our customers of new project-oriented business in most of our European markets;

partially offset by:

•	The negative impact of foreign exchange.
Supply Management Solutions, which accounted for 2% of Europe and Other International Markets Risk Management Solutions, increased 29% (44% increase before the effect of foreign exchange), on a small base.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $0.7 million, or 2% (1% increase before the effect of foreign exchange) primarily due to:

•	A decrease in purchases by our customers of our project-oriented business; and

•	The negative impact of foreign exchange.

Traditional Sales & Marketing Solutions, which accounted for 63% of Europe and Other International Markets Sales & Marketing Solutions, decreased 6% (3% decrease before the effect of foreign exchange). This decrease was primarily due to:

•	A decrease in purchases by our customers of our project-oriented business; and

•	The negative impact of foreign exchange.
Value-Added Sales & Marketing Solutions, which accounted for 37% of Europe and Other International Markets Sales & Marketing Solutions, increased 5% (10% increase before the effect of foreign exchange). This increase was primarily due to increased sales to our existing customer base in certain of our markets as a result of cross border demand helping us grow despite the difficult macroeconomic environment.
Internet Solutions

Internet Solutions increased $0.2 million, or 9% (12% increase before the effect of foreign exchange) on a small base.
Europe and Other International Markets Operating Income
Europe and Other International Markets operating income for the nine months ended September 30, 2012 was $46.1 million, compared to $36.2 million for the nine months ended September 30, 2011, an increase of $9.9 million, or 27%, primarily due to:

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

•	Any consequences of the investigations of our China operations and risks associated with potential violations of the Foreign Corrupt Practices Act;

•	Demand for our products is subject to intense competition, changes in customer preferences and economic conditions which impact customer behavior;

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

•
As a result of the macro-economic challenges currently affecting the global economy, our customers or vendors may experience problems with their earnings, cash flow, or both. This may cause our customers to delay, cancel or significantly decrease their purchases from us and impact their ability to pay amounts owed to us. In addition, our vendors may substantially increase their prices without notice. Such behavior may materially, adversely affect our earnings and cash flow. In addition, if economic conditions in the United States, including any possible impact of an upcoming fiscal cliff, and other key markets deteriorate further or do not show improvement, we may experience material adverse impacts to our business, operating results, and/or access to credit markets;

•
Our results are subject to the effects of foreign economies, exchange rate fluctuations, legislative or regulatory requirements, such as the adoption of new or changes in accounting policies and practices, including pronouncements by the Financial Accounting Standards Board or other standard setting bodies, and the implementation or modification of fees or taxes that we must pay to acquire, use, and/or redistribute data. Future laws or regulations with respect to the collection, compilation, use and/ or publication of information and adverse publicity or litigation concerning the commercial use of such information, or changes in the rules governing the operation of the Internet, could have a material adverse effect on our business and financial results;

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

•
The profitability of our international businesses depends on our ability to identify and execute on various initiatives, such as successfully managing our D&B Worldwide Network, complying with the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws in all jurisdictions, and our ability to identify and contend with various challenges present in foreign markets, such as local competition and the availability of public records at no cost, or the adoption of new laws or regulations governing the collection, compilation, use and/or publication of information, particularly in emerging markets;

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
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (twelve months or less), including restructuring charges, transition costs, our Strategic Technology Investment, which we refer to as “MaxCV” for Maximizing Customer Value, contractual obligations and contingencies (see Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases. Such borrowings would be supported by our $800 million revolving credit facility, when needed. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and the ultimate resolution of issues arising from the investigations regarding potential Foreign Corrupt Practices Act and data privacy violations in our China operations and future results of operations.
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
On July 13, 2012, Standard and Poor’s lowered our long-term credit rating from A- to BBB+ and affirmed our short-term credit rating at A-2. On August 10, 2012, Fitch Ratings lowered our issuer default rating from A- to BBB+ and affirmed our short-term issuer default rating at F-2. The long-term rating revisions are not expected to materially impact our liquidity position, access to the capital markets or funding costs.
Cash Provided by Operating Activities
Net cash provided by operating activities was $307.1 million and $271.2 million for the nine months ended September 30, 2012 and 2011, respectively. The $35.9 million increase was primarily driven by:

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses; and

•	Receipt related to the termination of interest rate derivatives. See Note 4 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q;
partially offset by

•	Increased net tax payments as compared to prior year.

Cash Used in Investing Activities
Net cash used in investing activities was $35.1 million for the nine months ended September 30, 2012, as compared to net cash used in investing activities of $38.4 million for the nine months ended September 30, 2011. The $3.3 million change primarily reflects the following activities:

•
Proceeds related to the sale of: i) the domestic portion of our Japanese operations to TSR; ii) Purisma Incorporated; iii) our market research business in China, consisting of two joint venture companies; and iv) AllBusiness.com, Inc. See Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q;

•	A reimbursement of proceeds related to a divested business in the prior year; and

•
Cash settlements of our foreign currency contracts for our hedged transactions resulted in cash inflows of $8.8 million for the nine months ended September 30, 2012, as compared to cash inflows of $3.9 million for the nine months ended September 30, 2011;

partially offset by:

•	An increase in additions to computer software and other intangibles (e.g., MaxCV).
Cash Used in Financing Activities
Net cash used in financing activities was $219.7 million and $231.2 million for the nine months ended September 30, 2012 and 2011, respectively. As set forth below, this $11.5 million change primarily relates to contractual obligations and share repurchases.
Contractual Obligations
Credit Facility
At September 30, 2011, we had a $650 million, five-year bank revolving credit facility, which we terminated on October 25, 2011, and we concurrently entered into an $800 million, five-year bank revolving credit facility.
At September 30, 2012, we had an $800 million revolving credit facility, which expires in October 2016. We had $320.1 million of borrowings outstanding under the $800 million revolving credit facility at September 30, 2012. We had $187.8 million of borrowings outstanding under the $650 million revolving credit facility at September 30, 2011. We borrowed under the $800 million revolving credit facility from time-to-time during the nine months ended September 30, 2012 to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases.
Share Repurchases
During the nine months ended September 30, 2012, we repurchased 3,463,999 shares of common stock for $240.0 million. The share repurchases were comprised of the following programs:

•
In August 2012, our Board of Directors approved a $500 million increase to our existing $500 million share repurchase program, for a total program authorization of $1 billion. The then existing $500 million program was announced in October 2011 and commenced in November 2011 upon the completion of our then existing $200 million share repurchase program. We repurchased 3,404,436 shares of common stock for $236.0 million under this share repurchase program during the nine months ended September 30, 2012. We anticipate that this program will be completed in 2014.

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 59,563 shares of common stock for $4.0 million under this share repurchase program during the nine months ended September 30, 2012. This repurchase program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014.

During the nine months ended September 30, 2011, we repurchased 1,642,700 shares of common stock for $121.6 million. The share repurchases were comprised of the following programs:

•
In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009. We repurchased 976,335 shares of common stock for $71.5 million under this share repurchase program during the nine months ended September 30, 2011. This program was completed in November 2011; and

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 666,365 shares of common stock for $50.1 million under this share repurchase program during the nine months ended September 30, 2011. This repurchase program commenced in October 2010 and expires in October 2014.We anticipate that this program will be completed by October 2014.

Future Liquidity—Sources and Uses of Funds
Share Repurchases
In August 2012, our Board of Directors approved a $500 million increase to our existing $500 million share repurchase program, for a total program authorization of $1 billion. The then existing $500 million program was announced in October 2011 and commenced in November 2011 upon completion of our then existing $200 million share repurchase program. During the nine months ended September 30, 2012, we repurchased 3,404,436 shares of common stock for $236.0 million under this share repurchase program leaving $734.2 million remaining under this program as of September 30, 2012. We anticipate that this program will be completed in 2014.
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP. During the nine months ended September 30, 2012, we repurchased 59,563 shares of common stock for $4.0 million under this share repurchase program with 4,116,003 shares of common stock remaining under this program. This program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014.
Dividends
In October 2012, we approved the declaration of a dividend of $0.38 per share of common stock for the fourth quarter of 2012. This cash dividend will be payable on December 13, 2012 to shareholders of record at the close of business on November 28, 2012.
Debt
We have $400 million of senior notes maturing on April 1, 2013 and intend to refinance the notes. While we believe we will be able to refinance the notes, we also have the ability to retire the notes as they come due based on available borrowing capacity under our $800 million revolving credit facility, future cash provided by operations, and current cash balances.
Strategic Technology Investment Program or MaxCV
In February 2010, we announced MaxCV, aimed at strengthening our leading position in commercial data and improving our current technology platform to meet the emerging needs of customers.
We expect that MaxCV will have a total cost of approximately $160 million on a project basis through 2012, of which the 2012 spend will be approximately $60 million. The project will largely focus on continuing to rebuild the data supply chain as well as introducing additional Web services. We are on track to be up and running with the new data supply chain in one market by year end. The build was completed in August 2012 and all of the component testing was finished during the third quarter of 2012. In the fourth quarter of 2012, we expect to complete the user acceptance testing, so we can migrate our products and customers over to the new infrastructure. At that point, the core build out of the new data supply chain will be complete. All expenses incurred to connect the U.S. and other MaxCV markets to the new supply chain will be included in future years. We may experience additional costs that we do not currently foresee.

Spin-off Obligation
In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the Internal Revenue Service (“IRS”) issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2011 consistent with the IRS rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2008 to 2010 of approximately $1.6 million in the aggregate for such years. This liability was reduced from $20.5 million at December 31, 2011 to $1.6 million during the first quarter of 2012 due to expiration of the statute of limitations. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate, which represented the incremental tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS rulings. In February 2011, we paid Moody’s an additional sum of approximately $2.5 million, for tax years 2003-2005. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $1.6 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings.
Commercial Paper Program
We maintain an $800 million commercial paper program which is supported by the $800 million revolving credit facility. The commercial paper program was increased from $300 million to $800 million in July 2012 (limited by borrowed amounts outstanding under the $800 million revolving credit facility). Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $800 million revolving credit facility.
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
As discussed under “Recent Developments” above, we are currently investigating alleged violations of law in our China operations, which could ultimately result in penalties or other payments by us. In connection with the shut-down of our Roadway operations, we believe we may incur additional cash expenditures for severance, lease payments, etc.
Unrecognized Tax Benefits
In addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2011, we have a total amount of unrecognized tax benefits of $100.0 million as of September 30, 2012. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $116.7 million.
Off-Balance Sheet Arrangements and Related Party Transactions
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2011.
We do not have any related party transactions as of September 30, 2012.

Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired.
During the first quarter of 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on this investigation. We determined that the new cost basis of intangible assets, prepaid costs and software is zero based on Level III inputs (see Note 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the level inputs) to measure fair value, as market data of these assets are not readily available. We wrote down the accounts receivable to its realizable value based on the probability of collecting from the customer accounts. Of the $12.9 million impairment charge, $4.1 million was included in “Operating Costs” and $8.8 million was included in “Selling and Administrative Expenses” in our Asia Pacific segment.
As of September 30, 2012, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension funds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of September 30, 2012, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended September 30, 2012, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On March 18, 2012, we announced that we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
For the nine months ended September 30, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. Additionally, during the nine months ended September 30, 2012, we have incurred $11.0 million of legal fees and other corporate shut-down costs and $1.8 million in local shut-down costs, as well as, an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
On September 28, 2012, Roadway was charged in a Bill of Prosecution, along with five current or former employees, by the Shanghai District Prosecutor with illegally obtaining private information of Chinese citizens. A trial date has not yet been set. We have been advised that a conviction of Roadway and the five individuals is likely, and that a criminal fine will be imposed on Roadway. We are unable to provide a reasonable estimate of the fine at this time.
We are presently unable to predict the duration, scope or result of the Audit Committee's investigation, of any investigations by the SEC, or the DOJ, or any other US or foreign governmental authority, or whether any such authority will commence any additional legal action against us. The SEC and the DOJ have a broad range of civil and criminal sanctions available to them under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships, and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business, financial condition or results of operations.
From time-to-time, we may conduct internal investigations and compliance reviews, the findings of which could negatively impact our business. Any determination that our operations or activities are not, or were not, in compliance with existing United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings may also follow as a consequence.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended September 30, 2012, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(Dollar amounts in millions, except share data)
July 1 - 31, 2012	—	$—	—	—	$—
August 1 - 31, 2012	—	$—	—	—	$—
September 1 - 30, 2012	435,733	$82.57	435,733	—	$—
	435,733	$82.57	435,733	4,116,003	$734.2

(a)
During the three months ended September 30, 2012, we repurchased no shares of common stock under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in May 2010 and expires in October 2014. The maximum number of shares authorized for repurchase under this program is 5,000,000 shares, of which 883,997 shares had been repurchased as of September 30, 2012. We anticipate that this program will be completed by October 2014.

(b)
In August 2012, our Board of Directors approved a $500 million increase to our existing $500 million share repurchase program, for a total program authorization of $1 billion. During the three months ended September 30, 2012, we repurchased 435,733 shares of common stock for $36.0 million under this share repurchase program. We anticipate that this program will be completed in 2014.

Item 6.	Exhibits

Exhibit 10.1	Form of Indemnification Agreement, as revised by the Company's Board of Directors on August 7, 2012.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.*

 ____________________

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

THE DUN & BRADSTREET CORPORATION
By:		/s/ RICHARD H. VELDRAN
Richard H. Veldran
Senior Vice President and Chief Financial Officer
Date:	November 1, 2012

By:		/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller
Date:	November 1, 2012