Form 10-K
period 2012-12-31
DUN & BRADSTREET CORP/NW
filed 2013-02-28
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-K
__________________________________
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2012
Commission file number 1-15967
__________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of June 30, 2012, the aggregate market value of all shares of Common Stock of The Dun & Bradstreet Corporation outstanding and held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2012) was approximately $3.184 billion.
As of January 31, 2013, 40,873,622 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement for use in connection with its annual meeting of shareholders, scheduled to be held on May 8, 2013 are incorporated into Part III of this Form 10-K.

*    Calculated by excluding all shares held by executive officers and directors of the registrant. Such exclusions will not be deemed to be an admission that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

PART I

Item 1.	Business
Overview

The Dun & Bradstreet Corporation (“D&B” or “we” or “our” or the “Company”) is the world's leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for 171 years. Our global commercial database as of December 31, 2012 contained more than 220 million business records. The database is enhanced by our proprietary DUNSRight® Quality Process, which transforms commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
D&B provides solution sets that meet a diverse set of customer needs globally. Customers use D&B Risk Management Solutions™ to mitigate credit and supplier risk, increase cash flow and drive increased profitability; D&B Sales & Marketing Solutions™ to provide data management capabilities that provide effective and cost efficient marketing solutions to increase revenue from new and existing customers; and D&B Internet Solutions® to convert prospects into clients by enabling business professionals to research companies, executives and industries. Effective January 1, 2013, we began managing and reporting our Internet Solutions business as part of our Traditional Sales & Marketing Solution set.

Our Aspiration and Our Strategy

D&B is a company committed to delivering Total Shareholder Return (“TSR”). To achieve this objective, we remain focused on three key drivers of TSR over time: revenue growth; margin expansion; and maintaining a disciplined approach to deploying our free cash flow. These have been the central drivers of our success, and they will remain the key areas of focus for us going forward. We continue to execute our strategy in the following ways:

•
First, we remain focused on the commercial marketplace and continuing to be the world's largest and best provider of insight about businesses. This is reflected in our aspiration, which is “To be the most trusted source of commercial insight so our customers can Decide with Confidence®.” D&B's global scope provides an unique platform with over 220 million commercial records that enable customers to leverage unique and actionable insights.

•
Second, maintaining our fundamental competitive advantage in the marketplace (i.e., data quality), we will continue to improve our data quality (better coverage and accuracy) and provide new sources of insight. To accomplish this, we are continuing to invest in a new technology platform that is scalable and far more agile, and will allow us to more readily provide innovative new products so we can meet emerging customer demands faster, and at a much lower cost over time. In addition, D&B continues to invest in data and analytic capabilities that are focused on helping our customers manage risk and accurately identify market opportunities.

•	Third, we will leverage our data assets to enhance our products and services within our solution sets.
Our strategy relies on four core competitive advantages that support our commitment to driving TSR and our aspiration to be the most trusted source of commercial insight so our customers can Decide with Confidence®. These core competitive advantages include our:

•	Trusted Brand;

•	DUNSRight Quality Process;

•	Team Member Engagement; and

•	Financial Flexibility.
For the reasons described below, we believe that these core competitive advantages will continue to drive our growth and profitability going forward.

Trusted Brand
The D&B® brand dates back to the founding of our company in 1841. We believe that the D&B brand is unique in the marketplace, standing for trust and confidence in commercial insight; our customers rely on D&B and the quality of our brand when they make critical business decisions. The Hoover's® brand is also very well respected within its customer segment and we will seek to further leverage both brands going forward.
DUNSRight Quality Process
DUNSRight is our proprietary quality process that powers all of our customer solution sets and serves as our key strategic differentiator as a commercial insight company.
The foundation of our DUNSRight Quality Process is Quality Assurance, which includes over 2,000 separate automated and manual checks to ensure that data meets our global quality standards.
In addition, our five DUNSRight Quality Drivers work sequentially to enhance the data and make it useful to our customers in making critical business decisions.
The process works as follows:

•
Global Data Collection brings together data from a variety of sources such as company trade data, banking information, court and legal filings, business registries, publications, telephone interviews, automated heuristics, and company financial statements, worldwide;

•
We integrate the data into our database through our patented Entity Matching process, which produces a single, more accurate picture of each business using proprietary methods that consider sound, meaning, geographic location, and unique semantic capabilities for complex challenges such as Asian writing systems;

•	We apply the D-U-N-S® Number as a unique and standardized means of identifying and tracking a business globally throughout every step in the life and activity of the business;

•	We use Corporate Linkage to enable our customers to view their total risk or opportunity across related businesses through direct ownership and other relationships; and

•	Finally, our Predictive Indicators use statistical techniques to rate a business's past performance, to inform how a business is likely to perform in the future or to describe endemic risk.
Team Member Engagement
Our culture is focused on developing team members, because we believe that great leadership drives great results, improves customer satisfaction and increases TSR. To build such leadership, we have developed and deployed a consistent, principles-based leadership model throughout our Company.
Our leadership development process ensures that team members, which include our management and employees, performance goals and financial rewards are linked to our strategy. In addition, we link a significant component of the compensation of each of our senior leaders to our overall financial results. Our leadership development process also enables team members to receive ongoing feedback on their performance goals and on their leadership. All team members are expected to own their personal development, build on their leadership strengths and work on their areas requiring further development.
We have a talent assessment process that provides a framework to assess and improve skill levels and performance and acts as a tool to aid talent development and succession planning. We also administer an employee engagement survey that enables team members worldwide to provide feedback on areas that will improve their performance, drive customer satisfaction and evolve our culture.
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

Segments
On January 1, 2012, we began managing and reporting our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the United States (“U.S.”) and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and other International Markets (which primarily consists of our operations in the United Kingdom (“UK”), the Netherlands, Belgium, Latin America and our European Worldwide Network).
The following table presents the contribution by segment to total revenue and core revenue (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K):

	For the Years Ended December 31,
	2012	2011	2010
Total Revenue:
North America	74%	71%	75%
Asia Pacific	12%	15%	11%
Europe and Other International Markets	14%	14%	14%
Core Revenue:
North America	74%	75%	79%
Asia Pacific	11%	10%	6%
Europe and Other International Markets	15%	15%	15%
During 2011, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, Greater China and India); and

•	Europe and other International Markets (which primarily consisted of our operations in the UK, the Netherlands, Belgium, Latin America and our total Worldwide Network).
Prior to January 1, 2011, we managed and reported our business globally through two segments:

•	North America (which consisted of our operations in the U.S. and Canada); and

•	International (which consisted of our operations in Europe, Asia Pacific and Latin America).
We conduct business internationally through our wholly-owned subsidiaries, majority-owned joint ventures, independent correspondents, strategic relationships through our D&B Worldwide Network® and minority equity investments. Since 2000, we have entered into strategic relationships with strong local players throughout the world that we do not control and who have become part of our D&B Worldwide Network, operating under commercial agreements. Our D&B Worldwide Network enables our customers globally to make business decisions with confidence, because we incorporate data from the members of the D&B Worldwide Network into our database that is subject to our DUNSRight Quality Assurance standards, and utilize it in our customer solutions. Our customers, therefore, have access to a more powerful database and global solution sets that they can rely on to make their business decisions.
In connection with our strategy, we may acquire or divest businesses, products and technologies from time-to-time. For example:

•	In 2010, we acquired a 100% equity interest in D&B Australia;

•	In 2011, we acquired a 100% interest in MicroMarketing, a leading provider of direct and digital marketing services in China;

•	In 2012, we permanently ceased the operations of our Shanghai Roadway D&B Marketing Services Co. Ltd. operations in China;

•	In 2012, we completed the sale of our market research business in China; and

•	In 2012, we completed the sales in North America of Purisma Incorporated, AllBusiness.com, Inc. and a small supply management company.
Segment data and other information for the years ended December 31, 2012, 2011 and 2010 are included in Note 14 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
Our Customer Solutions and Services
Risk Management Solutions
Risk Management Solutions is our largest customer solution set, accounting for 63%, 61% and 60% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Within this customer solution set, we offer traditional, value-added and supply management solutions. Our Traditional Risk Management Solutions, which primarily includes our core DNBi® product line, as well as reports from our database which are used primarily for making decisions about new credit applications, constituted 74% of our Risk Management Solutions revenue and 47% of our total revenue for the year ended December 31, 2012. Our Value-Added Risk Management Solutions, which constituted 20% of our Risk Management Solutions revenue and 12% of our total revenue for the year ended December 31, 2012, generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Supply Management Solutions, which can help companies better understand the financial risk of their supply chain, constituted 6% of our Risk Management Solutions revenue and 4% of our total revenue for the year ended December 31, 2012. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of trends in this customer solutions set.
Effective January 1, 2013, we began managing and reporting our North America Risk Management Solutions business as:

•
DNBi subscription plans - interactive, customizable online application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis.  DNBi subscription plans are contracts that allow customers' unlimited use. In these instances, we recognize revenue ratably over the term of the contract;

•
Non-DNBi subscription plans - subscription contracts which provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk. The non-DNBi subscription plans allow customers' unlimited use. In these instances, we recognize revenue ratably over the term of the contract; and

•
Projects and other risk management solutions - all other revenue streams. This includes, for example, our Business Information Report, our Comprehensive Report, our International Report, and D&B Direct.

Management believes that these measures provide further insight into our performance and the growth of our North America Risk Management Solutions revenue.
We will no longer report our Risk Management Solutions business on a traditional, value-added and supply management solutions basis for any segment.
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

Our principal Risk Management Solutions are:

•
DNBi, our interactive, customizable online application that offers customers a subscription based real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis. We are also focused on helping more customers protect their business from risk through additions of the following DNBi products:

•	DNBi Corporate, offering flexible pricing options allowing credit departments of all sizes to get just the data and options they need; and

•	Portfolio Risk Manager for DNBi, a module which allows DNBi users to create strategic “one -click” analytic reports to see risk and opportunity across their customer base;

•
Various business information reports (e.g., our Business Information Report, our Comprehensive Report, and our International Report, etc.) that are consumed in a transactional manner across multiple platforms such as DNB.com;

•	eRAM, our enterprise solution for large global and domestic customers for automated decisioning and portfolio analytics; and

•	D&B Direct®, a Software Application Programming Interface ("API"), that enables data integration inside Enterprise applications such as ERP, and enables master data management.
Certain solutions are available on a subscription pricing basis, including our DNBi subscription pricing plan. Our subscription pricing plans represent a larger portion of our revenue, provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk.
Sales & Marketing Solutions
Sales & Marketing Solutions is our second-largest customer solution set, accounting for 29%, 26% and 26% of our total revenue, respectively, for each of the years ended December 31, 2012, 2011 and 2010. Within this customer solution set, we offer traditional and value-added solutions. Our Traditional Sales & Marketing Solutions generally consist of our marketing lists and labels used by our customers in their direct mail and marketing activities, our education business and our electronic licensing solutions. These solutions constituted 30% of our Sales & Marketing Solutions revenue and 9% of our total revenue for the year ended December 31, 2012. Effective January 1, 2013, we began managing and reporting our Internet Solutions business as part of our Traditional Sales & Marketing Solutions set.
Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions, including data management solutions like Optimizer (our solution to cleanse, identify and enrich our customers' client portfolios) and products introduced as part of our Data-as-a-Service (or “DaaS”) Strategy, which integrates our data directly into the applications and platforms that our customers use every day. Customer Relationship Management (“CRM”) was our first area of focus, with D&B360®, which helps CRM customers manage their data, increase sales and improve customer engagement. The vision for DaaS is to make D&B's data available wherever and whenever our customers need it, thereby powering more effective business processes.
The Value-Added Sales & Marketing Solutions constituted 70% of Sales & Marketing Solutions revenue and 20% of our total revenue for the year ended December 31, 2012. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of trends in this customer solutions set.
Our Sales & Marketing Solutions help customers increase revenue from new and existing customers by helping them answer questions such as:

•	Who are my best customers?

•	How can I find prospects that look like my best customers?

•	How can I capture untapped opportunities with my existing customers?

•	How can I allocate sales force resources to revenue growth potential?

Our principal Sales & Marketing Solutions are:

•
Our customer data integration solutions, which are solutions that cleanse, identify, link and enrich customer information with our DUNSRight Quality Process. Our D&B Optimizer™ solution, for example, uses our DUNSRight Quality Process to transform our customers' prospects and data into up-to-date, accurate and actionable commercial insight, enabling a single customer view across multiple systems and touchpoints, such as marketing and billing databases, and better enabling a customer to make sales and marketing decisions.

•
Our marketing and prospecting solutions, which benefit from our DUNSRight Quality Process to enable our customers to create accurate and comprehensive marketing campaigns and identify highly actionable, targeted prospects in order to drive their growth. As an example, D&B360 integrates our data into third-party CRM applications providing industry, company and contact insight for salespeople to operate more effectively; and Market Insight, which provides a robust marketing analytics tool, that helps customers segment and understand existing customers, in order to more effectively create campaigns to cross-sell new business.

Internet Solutions
Our Internet Solutions business provides highly organized, efficient and easy-to-use products that address the online sales and marketing needs of professionals and businesses, including information on companies, industries and executives.
Internet Solutions, primarily representing the results of our Hoover's business, accounted for 7%, 7% and 6% of our total revenue for each of the years ended December 31, 2012, 2011 and 2010 , respectively. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion on trends in this customer solutions set.
Hoover's, primarily a prospecting tool, provides information on public and private companies, and on industries and executives, sales, marketing and research professionals worldwide to help customers convert prospects to clients faster by providing a workflow solution to answer questions such as:

•	How do I identify prospects and better prepare for sales calls?

•	Who are the key senior-level decision makers?

•	How does the prospect compare to others in their industry?

Effective January 1, 2013, we began managing and reporting our Internet Solutions business as part of our Traditional Sales & Marketing Solutions set.
Our Sales Force
We rely primarily on our sales force of approximately 2,000 team members worldwide to sell our customers solutions, of which approximately 1,100 were in our North American business and 900 were in our international business as of December 31, 2012. Our sales force includes relationship managers and solution specialists who sell to our strategic and commercial customers, telesales teams, a team that sells to federal, state and local governments, and a team that sells to resellers of our solutions and our data. Our global sales force is also a source of competitive advantage, which allows us to effectively serve large, medium and small sized customers.
Our Customers
We believe that different sized customers have different needs and require different skill sets to service them. Accordingly, we are organized to effectively serve each of our large, medium and small sized customers. Our principal customers are banks and other credit and financial institutions, manufacturers, wholesalers, retailers, government agencies, insurance companies and telecommunication companies, as well as sales, marketing and business development professionals. None of our customers accounted for more than 10% of our 2012 total revenue or of the revenue of our North American, Asia Pacific or Europe and other International Markets segments. Accordingly, neither we nor any of our segments is dependent on a single customer, such that a loss of any one would have a material adverse effect on our consolidated annual results of operations or the annual results of any of our segments.
Competition
We are subject to highly competitive conditions in all aspects of our business. However, we believe no competitor offers our complete line of solutions or can match our global data and analytic capabilities including proprietary capabilities quality resulting from our DUNSRight Quality Process.

In North America, we are a market leader in our Risk Management Solutions business in terms of revenue. We compete with our customers' own internal business practices by continually developing more efficient alternatives to our customers' risk management processes to capture more of their internal spend. We also directly compete with a broad range of companies, including consumer credit companies such as Equifax, Inc. (“Equifax”) and Experian Information Solutions, Inc. (“Experian”), which have traditionally offered primarily consumer information services, but also offer products that combine consumer information with business information as a tool to help customers make credit decisions with respect to small businesses.
We also compete in North America with a broad range of companies offering solutions similar to our Sales & Marketing Solutions. Our direct competitors in Sales & Marketing Solutions include companies such as Equifax and infoGROUP. In addition, we face competition in data services from our customers' own internal development and from data quality software solutions.
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
In Asia, we face competition in our Risk Management Solutions business from a mix of local and global providers. For example, we compete with Sinotrust in China, which is majority-owned by Experian, with Veda in Australia and with Experian in India. In addition, as in Europe, the Sales & Marketing Solutions landscape throughout Asia is localized and fragmented.
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
As discussed in “Our Aspiration and Our Strategy” above, we believe that our Trusted Brand, our analytic capabilities, our Team Member Engagement and our Financial Flexibility form a powerful competitive advantage.
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

•
Leverage our technology to significantly improve our value proposition for customers in order to make D&B's data available wherever and whenever our customers need it, as well as our brand perception and the value of our D&B Worldwide Network®;

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
Employees
As of December 31, 2012, we employed approximately 4,600 team members worldwide, of which approximately 2,400 were in our North American segment and Corporate and approximately 2,200 were in our remaining segments. We believe that we have good relations with our employees. There are no unions in the North American segment. Works Councils and Trade Unions represent a portion of our employees in our European and Latin American operations.
Available Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Investors may read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access our SEC filings.
We make available free of charge on or through our Internet site (www. dnb.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish the material to, the SEC. The information on our Internet site, on our Hoover's Internet site or on our related Internet sites is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.
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
If one or more data providers were to experience financial or operational difficulties or were to withdraw their data, cease making it available, be unable to make it available due to changing industry standards or government regulations, substantially increase the cost of their data, not adhere to our data quality standards, or be acquired by a competitor who would cause any of these disruptions to occur, our ability to provide solutions and services to our customers could be materially adversely impacted, which could have a material adverse effect on our business and financial results. Similarly, if one of our outsource providers, including third parties with whom we have strategic relationships, were to experience financial or operational difficulties, their services to us would suffer or they may no longer be able to provide services to us at all, having a material adverse effect on our business and financial results. We cannot be certain that we could replace our large third-party vendors in a timely manner or on terms commercially reasonable to us. If we change a significant outsource provider, an existing provider makes significant changes to the way it conducts its operations, or we seek to bring in-house certain services performed today by third parties, we may experience unexpected disruptions in the provision of our solutions, which could have a material adverse effect on our business and financial results.
Our business performance is dependent upon the effectiveness of our technology investments, the failure of which could materially impact our business and financial results.
We have and will continue to undertake significant investments in our technology infrastructure on an annual basis in order to continually strengthen our leading position in commercial data and improve our existing technology platform. We may fail to effectively invest such amounts, or we may invest significant amounts in technologies that do not ultimately assist us in achieving our strategic goals. We may also fail to maintain our technology infrastructure in a manner that allows us to readily meet our customers' needs. If we experience any of these or similar failures related to our technology investments, we will not achieve our expected revenue growth, or desired cost savings, and we could experience a significant competitive disadvantage in the marketplace, such as the inability to offer certain types of new services or to collect certain types of new data, which could have a material adverse effect on our business and financial results.
Our success depends in part on our ability to adapt our solutions to our customers' preferences. Advances in information technology and uncertain or changing economic conditions are changing the way our customers use and purchase business information. As a result, our customers are demanding both lower prices and more features from our solutions, such as decision-making tools like credit scores and electronic delivery formats, and are expecting real-time data provided in a manner relevant to them. If we do not successfully adapt our solutions to our customers' preferences, our business and financial results would be materially adversely affected. Specifically, for our larger customers, our continued success will be dependent on our ability to satisfy more of their needs by providing more breadth and depth of data and allowing them more flexibility to use our data through web services and third-party solutions. For our smaller customers, our success will depend in part on our ability to develop a strong value proposition, including simplifying our solutions and pricing offerings, to enhance our marketing efforts to these customers and to improve our service to them.

The failure to continue to invest in our business could result in a material adverse effect on our future financial results. Such investments may include: (i) our ability to successfully evolve our workforce away from those third parties who assisted us in the building of our technology, to internal employees who can successfully execute thereon; (ii) executing on, and mitigating risks associated with, new product offerings such as DaaS; and (iii) ensuring continued compatibility of our new platforms and technologies with our Worldwide Network partners and other affiliates.
Violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), and similar laws, and the investigation of such matters, including the current investigations regarding violations of consumer data privacy laws in China, or, related investigations and compliance reviews that we may conduct from time-to-time, could have a material adverse effect on our business.
The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC"), increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We may operate in many parts of the world that are recognized as having a greater potential for governmental and commercial corruption. We cannot assure that our policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. From time-to-time, we may conduct internal investigations and compliance reviews, the findings of which could negatively impact our business. Any determination that our operations or activities are not, or were not, in compliance with existing United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.
During 2012, we were assessed fines by a court in China relating to allegations that the data collection practices of our Shanghai Roadway D&B Marketing Services Co Ltd. (“Roadway”) operations in China may have violated local Chinese consumer data privacy laws. We permanently ceased the operations of Roadway during 2012. In addition, we have been reviewing certain allegations that we may have violated the FCPA and certain other laws in our China operations. As previously reported, we have voluntarily contacted the SEC and the DOJ to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
We are presently unable to predict the duration, scope or result of the Audit Committee's investigation, of any investigations by the SEC, or the DOJ, or any other U.S. or foreign governmental authority, or whether any such authority will commence any additional legal action against us. The SEC and the DOJ have a broad range of civil and criminal sanctions available to them under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships, and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our reputation, business, results of operations or financial condition.
We face competition that may cause price reductions or loss of market share.
We are subject to competitive conditions in all aspects of our business. We compete directly with a broad range of companies offering business information services to customers. We also face competition from:

•	The in-house operations of the businesses we seek as customers;

•	Other general and specialized credit reporting and other business information providers; and

•	Credit insurers.
Business information solutions and services are becoming more readily available, principally due to the expansion of the Internet, greater availability of public data and the emergence of new providers of business information solutions and services. Large Internet companies can provide low-cost alternatives to data gathering and change how our customers perform key activities such as marketing campaigns, or collect information on customers, suppliers and competitors. Such companies, and other third parties which may not be readily apparent today, may become significant low-cost or no-cost competitors and adversely impact the demand for our solutions and services, or limit our growth potential.
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

•
Improve our international business model and data quality through the successful relationship with members of our D&B Worldwide Network and through our undertaking of acquisitions or entering into joint ventures or similar relationships.

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
Our operations depend on our ability, as well as that of third-party service providers to whom we have outsourced several critical functions, to protect data centers and related technology against damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), the theft of services, natural disasters, or other disasters. The online services we provide are dependent on links to telecommunications providers. We generate a significant amount of our revenue through telesales centers and Internet sites that we use in the acquisition of new customers, fulfillment of solutions and services and responding to customer inquiries. We may not have sufficient redundant operations or change management processes in connection with our introduction of new online products or services to prevent a loss or failure in all of these areas in a timely manner. Any damage to, or failure by our service providers to properly maintain our data centers, failure of our telecommunications links or inability to access these telesales centers or Internet sites could cause interruptions in operations that adversely affect our ability to meet our customers' requirements and materially adversely affect our business and financial results.
A failure in the integrity of our database could harm our brand and result in a loss of sales and an increase in legal claims.
The reliability of our solutions is dependent upon the integrity of the data in our global database. We have in the past been subject to customer and third-party complaints and lawsuits regarding our data, which have occasionally been resolved by the payment of money damages. A failure in the integrity of our database, whether inadvertently or through the actions of a third party, which may be on the rise, could harm us by exposing us to customer or third-party claims or by causing a loss of customer confidence in our solutions. We may experience an increase in risks to the integrity of our database as we move toward real time data feeds, including those from social media sources. We must continue to invest in our database to improve and maintain the quality, timeliness and coverage of the data contained therein if we are to maintain our competitive positioning in the marketplace.
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
Our outsourcing partners are primarily responsible for the security of our IT environment and we rely significantly on third parties to supply clean data content and to resell our products in a secure manner. All of these third parties face risks relating to cyber security similar to ours which could disrupt their businesses and therefore materially impact ours. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties' IT security operations, or the amount of investment they place in guarding against cyber security threats. Accordingly, we are subject to any flaw in or breaches to their IT systems or those that they operate for us, which could materially impact our business, operations and financial results.
Our brand and reputation are key assets and competitive advantages of our Company and our business may be affected by how we are perceived in the marketplace.
Our brand and its attributes are key assets of the Company. Our ability to attract and retain customers is highly dependent upon the external perceptions of our level of data quality, effective provision of services, business practices, including actions of our employees, third-party providers and members of the D&B Worldwide Network, that are not consistent with D&B's policies and standards, and overall financial condition. Negative perceptions or publicity regarding these matters could damage our reputation with customers and the public, which could make it difficult for us to attract and maintain customers. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in higher regulatory or legislative scrutiny. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could have a material adverse effect on our business and financial results.
 We rely on annual contract renewals for a substantial part of our revenue, and our quarterly results may be significantly impacted by the timing of these renewals, including from various government institutions, a shift in product mix that results in a change in the timing of revenue recognition or a significant decrease in government spending.
We derive a substantial portion of our revenue from annual customer contracts, including from various government institutions. If we are unable to renew a significant number of these contracts, our revenue and results of operations would be harmed. In addition, our results of operations from period-to-period may vary due to the timing of customer contract renewals. As contracts are renewed, we have experienced, and may continue to experience, a shift in product mix underlying such contracts. This could result in the deferral of increased amounts of revenue into future periods as a larger portion of revenue is recognized over the term of our contracts rather than upfront at contract signing or the acceleration of deferred revenue into an earlier reporting period. Although this may cause our financial results from period-to-period to vary substantially, such change in revenue recognition would not change the total revenue recognized over the life of our contracts. A reduction in government spending on our products could, however, have a material adverse impact on our business. We derive a portion of our revenue from direct and indirect sales to U.S., state, local and foreign governments and their respective agencies and our competitors are increasingly targeting such governmental agencies as potential customers. Such contracts are subject to various procurement laws and regulations, and contract provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension of future government contracting. In addition, governments continue to struggle with sustained debt and social obligations, and efforts to balance government deficits could result in lower spend by the government with D&B. If we were to lose one or more government customers to our competitors, or our government contracts are not renewed or are terminated, or we are suspended from government work, or our ability to compete for new contracts is adversely affected, our business would suffer.

We may be adversely affected by the global economic environment and the evolving standards of emerging markets in which we operate.
We operate in both emerging and mature global markets. As a result of the macro-economic challenges currently affecting the economy of the United States, Europe, and other parts of the world, our customers or vendors may experience problems with their earnings, cash flow, or both. This may cause our customers to delay, cancel or significantly decrease their purchases from us, and we may experience delays in payment or their inability to pay amounts owed to us. Tepid economic growth is also intensifying the competitive pressures in our business categories including increasing price pressure. In addition, our vendors may substantially increase their prices to us and without notice. Any such change in the behavior of our customers or vendors may materially adversely affect our earnings and cash flow. In addition, as we continue to compete in a greater number of emerging markets, potential customers may show a significant preference to local vendors. Our ability to compete in emerging markets depends on our ability to provide products in a manner that is sufficiently flexible to meet local needs, and to continue to undertake technological advances in local markets in a cost effective manner, utilizing local labor forces. If economic conditions in the United States and other key markets deteriorate further or do not show improvement, or we are not able to successfully compete in emerging markets, we may experience material adverse impacts to our business, operating results, and/or access to credit markets.
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
Our business relies on the availability of the Internet as it is currently configured and operated both to obtain data and services and to provide data and services to our customers. If the rules governing the operation of the Internet and/or transfer of information over the internet were to change, such as, for example, by permitting broadband suppliers to discriminate in providing access to their networks, this could have a material adverse impact on our business.
Governmental agencies may seek to increase the costs we must pay to acquire, use and/or redistribute data that such governmental agencies collect. In addition, as more federal, state, and foreign governments continue to struggle with significant fiscal pressure, we may be faced with changes to tax laws that could have immediate negative consequences to our business. While we would seek to pass along any such price increases or tax impacts to our customers or provide alternative services, there is no guarantee that we would be able to do so, given competitive pressures or other considerations. Should our proportion of multiyear contracts increase, our risk of having to incur such additional costs further increases. Any such price increases or alternative services may result in reduced usage by our customers and/or loss of market share, which could have a material adverse effect on our business and financial results. In addition, governmental agencies may seek to limit or restrict access to data and information that are currently publicly available, which could have a material adverse impact on our business.
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

•
There may be risks, exposures and liabilities of acquired entities or other third parties with whom we undertake a transaction, that may arise from such third parties' activities prior to undertaking a transaction with us.

While we have certain contractual commitments with each of the third-party members of the D&B Worldwide Network, we have no direct management control over such third parties or other third parties who conduct business under the D&B brand name in local markets or who license and sell under the D&B name and the renewal by third-party members of the D&B Worldwide Network of their agreements with D&B is subject to mutual agreement.
The D&B Worldwide Network is comprised of wholly-owned subsidiaries, joint ventures that we either control or hold a minority interest in, and third-party members who conduct business under the D&B brand name in local markets. While third-party member participation in the D&B Worldwide Network and certain of our relationships with other third parties are controlled by commercial services agreements and the use of our trademarks is controlled by license agreements, we have no direct management control over these members or third parties beyond the terms of the agreements. We license data to and from certain third parties to be included in the data solutions that they sell to their customers and that we sell to our customers, respectively, and such arrangements may increase as a percentage of our total revenue in the future. We do not have direct control over such third parties' sales people or practices, and their failure to successfully sell products which include our data will impact the revenue we receive and could have a material adverse effect on our business and financial results. As a result, actions or inactions taken by these third parties or their failure to renew their contractual relationship with us may have a material impact on our business and financial results. For example, one or more third parties or members may:

•	Provide a product or service that does not adhere to our data quality standards;

•	Fail to comply with D&B brand and communication standards or behave in a manner that tarnishes our brand;

•	Engage in illegal or unethical business or marketing practices;

•	Elect not to support new or revised products and services or other strategic initiatives;

•	Fail to execute subsequent agreements to remain a part of the D&B Worldwide Network on terms and conditions that are mutually agreeable to D&B, upon the expiration of their existing agreements;

•	Fail to execute other data or distribution contract requirements; or

•	Refuse to provide new sources of data.
Such actions or inactions may have an impact on customer confidence in the D&B brand globally, which could materially adversely impact our business and financial results.
Our international businesses are subject to various risks associated with operations in foreign countries, which could materially adversely affect our business and financial results.
Our success depends in part on our various international businesses. For the three years ended December 31, 2012, 2011 and 2010, our businesses outside of North America accounted for 26%, 29% and 25% of total revenue, respectively. Our international businesses are subject to many of the same challenges as our domestic business, as well as the following:

•
Our competition is primarily local, and our customers may have greater loyalty to our local competitors which may have a competitive advantage because they are not restricted by U.S. and international laws with which we require our international businesses to comply, such as the FCPA;

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

•	Credit insurance is a significant credit risk mitigation tool in certain markets that may reduce the demand for our Risk Management Solutions; and

•	In some markets, key data elements are generally available from public-sector sources, thus reducing a customer's need to purchase that data from us.

In addition, the FCPA and anti-bribery and anti-corruption laws in other jurisdictions generally prohibit improper payments to government officials or other persons for the purpose of obtaining or retaining business. We cannot assure you that our policies and procedures will always protect us from acts committed by our employees or third party intermediaries. From time-to-time, under appropriate circumstances, we have undertaken and will continue to undertake investigations of the relevant facts and circumstances and, when appropriate, take remedial actions, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our business and financial results.
Our international strategy includes the leveraging of our D&B Worldwide Network to improve our data quality. We form and manage strategic relationships to create a competitive advantage for us over the long term; however, these strategic relationships may not be successful or may be subject to ownership change.
The issue of data privacy is an increasingly important area of public policy in various international markets, and we operate in an evolving regulatory environment. If our existing business practices were deemed to violate existing data privacy laws or such laws as they may evolve from time-to-time, our business or the business of third parties on whom we depend could be adversely impacted.
Our operating results could be negatively affected by a variety of other factors affecting our foreign operations, many of which are beyond our control. These factors may include currency fluctuations, economic, political or regulatory conditions, competition from government agencies in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in international business activities generally include, among others:

•	Longer accounts receivable payment cycles;

•	The costs and difficulties of managing international operations and strategic alliances, including the D&B Worldwide Network;

•	The costs and difficulties of enforcing agreements, collecting receivables and protecting assets, especially our intellectual property rights, in non-U.S. legal systems; and

•	The need to comply with a broader array of regulatory and licensing requirements, the failure of which could result in fines, penalties or business suspensions.
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
We may be unable to reduce our expense base through our Financial Flexibility, and the related reinvestments from savings from this program may not produce revenue growth which would materially adversely affect our business and financial results.
Successful execution of our strategy includes reducing our expense base through our Financial Flexibility initiatives, and reallocating our expense base reductions into initiatives to produce revenue growth. The success of this program may be affected by:

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
If we fail to reduce our expense base, or if we do not achieve revenue growth from new initiatives, our business and financial results would be materially adversely affected.

Our retirement and post retirement pension plans are subject to financial market risks that could adversely affect our future results of operations and cash flow.
We have significant retirement and post retirement pension plan assets and funding obligations. The performance of the financial and capital markets impact our plan expenses and funding obligations. Significant decreases in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets will increase our funding obligations, and adversely impact our results of operations and cash flows.
We are involved in legal proceedings that could have a material adverse impact on us.
We are involved in legal proceedings, claims and litigation that arise in the ordinary course of business. As discussed in greater detail under “Note 13. Contingencies” in “Notes to Consolidated Financial Statements” in Part II, Item 8. of this Annual Report on Form 10-K, certain of these matters could materially adversely affect our business and financial results.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000-square-foot property that we lease. We renewed our lease on this property in 2011 for a term of eight years, with two five-year renewal options. This property also serves as the executive offices of our North American segment.
Our other properties are geographically distributed to meet sales and operating requirements worldwide. We generally consider these properties to be both suitable and adequate to meet current operating requirements. As of December 31, 2012, the most important of these other properties include the following sites:

•	A 178,000 square-foot leased office building in Center Valley, Pennsylvania, which houses various sales, finance, fulfillment and data acquisition personnel;

•
A 147,000 square-foot office building that we own in Parsippany, New Jersey, housing personnel from our North American sales, marketing and technology groups (approximately one-third of this building is leased to a third party);

•	A 79,060 square-foot leased space in Marlow, England, which houses our UK business, International technology and certain other International teams;

•	A 78,000 square-foot leased office building in Austin, Texas, housing technology development, certain product development and sales operations;

•	A 59,000 square-foot leased office space in Australia, housing our Australian sales, marketing and technology groups; and

•	A 47,782 square-foot leased space in Dublin, Ireland, housing technology development, data operations and sales operations.
In addition to the above locations, we also conduct operations in other offices across the globe, most of which are leased.

Item 3.	Legal Proceedings
Information in response to this Item is included in Part II, Item 8. “Note 13. Contingencies” and is incorporated by reference into Part I of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 2,038 shareholders of record as of December 31, 2012.
The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown:

	2012		2011
	High	Low	High	Low
First Quarter	$86.50	$75.17	$86.45	$76.98
Second Quarter	$85.50	$63.34	$83.33	$74.25
Third Quarter	$84.36	$68.62	$76.79	$61.06
Fourth Quarter	$83.68	$73.21	$74.83	$59.25
We paid quarterly dividends to our shareholders totaling $69.0 million, $70.4 million and $70.0 million during the years ended December 31, 2012, 2011 and 2010, respectively. In February 2013, we declared a dividend of $0.40 per share for the first quarter of 2013. This cash dividend will be payable on March 14, 2013 to shareholders of record at the close of business on February 27, 2013.
Issuer Purchases of Equity Securities
The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2012 of shares of equity that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)(b)	Maximum Number of Currently Authorized Shares That May Yet Be Purchased Under the Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares That May Yet Be Purchased Under the Plans or Programs (b)
	(Dollar amounts in millions, except share data)
October 1 - 31, 2012	548,291	$80.96	548,291	—	$—
November 1 - 30, 2012	1,713,479	$77.95	1,713,479	—	$—
December 1 - 31, 2012	1,111,421	$80.97	1,111,421	—	$—
	3,373,191	$79.44	3,373,191	3,821,520	$490.1

(a)
During the three months ended December 31, 2012, we repurchased 294,483 shares of common stock for $23.9 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program was announced in May 2010 and expires in October 2014. The maximum amount authorized under the program is 5,000,000 shares, of which 1,178,480 shares have been repurchased as of December 31, 2012. We anticipate that this program will be completed by October 2014.

(b)
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. During the three months ended December 31, 2012, we repurchased 3,078,708 shares of common stock for $244.1 million under this share repurchase program. We anticipate that this program will be completed by mid-2014.

FINANCIAL PERFORMANCE COMPARISON GRAPH*
SINCE DECEMBER 31, 2007
In accordance with SEC rules, the graph below compares the Company’s cumulative total shareholder return against the cumulative total return of the Standard & Poor’s 500 Index and a published industry index starting on December 31, 2007. Our past performance may not be indicative of future performance.

As an industry index, the Company chose the S&P 500 Commercial & Professional Services Index, a subset of the S&P 500 Index that includes companies that provide business-to-business services.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG D&B, S&P 500 INDEX AND THE S&P 500 COMMERCIAL &
PROFESSIONAL SERVICES INDEX

*	Assumes $100 invested on December 31, 2007, and reinvestment of dividends.

 Item 6.      Selected Financial Data

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Amounts in millions, except per share data)
Results of Operations:
Revenue	$1,663.0	$1,758.5	$1,676.6	$1,687.0	$1,726.3
Costs and Expenses	1,230.9	1,333.7	1,267.5	1,222.5	1,256.6
Operating Income (1)	432.1	424.8	409.1	464.5	469.7
Non-Operating Income (Expense) - Net (2)	(53.8)	(56.7)	(21.2)	(32.0)	(30.8)
Income from Continuing Operations Before Provision for Income Taxes and Equity in Net Income of Affiliates	378.3	368.1	387.9	432.5	438.9
Provision for Income Taxes (3)	83.1	109.2	137.9	112.1	128.0
Equity in Net Income of Affiliates	1.3	1.3	0.9	1.6	1.0
Income from Continuing Operations	296.5	260.2	250.9	322.0	311.9
Income from Discontinued Operations, Net of Income Taxes	—	—	—	—	0.7
Gain on Disposal of Italian Real Estate Business, Net of Tax Impact	—	—	—	—	0.4
Income from Discontinued Operations, Net of Income Taxes (4)	—	—	—	—	1.1
Net Income	296.5	260.2	250.9	322.0	313.0
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(1.0)	0.1	1.2	(2.6)	(2.4)
Net Income Attributable to D&B	$295.5	$260.3	$252.1	$319.4	$310.6

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$6.47	$5.31	$5.03	$6.06	$5.65
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	—	0.02
Net Income Attributable to D&B Common Shareholders	$6.47	$5.31	$5.03	$6.06	$5.67
Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to D&B Common Shareholders	$6.43	$5.28	$4.98	$5.99	$5.56
Income from Discontinued Operations Attributable to D&B Common Shareholders	—	—	—	—	0.02
Net Income Attributable to D&B Common Shareholders	$6.43	$5.28	$4.98	$5.99	$5.58

Other Data:
Weighted Average Number of Shares Outstanding - Basic	45.6	48.9	49.9	52.3	54.4
Weighted Average Number of Shares - Diluted	46.0	49.3	50.4	52.9	55.3
Amounts Attributable to D&B Common Shareholders
Income from Continuing Operations, Net of Income Taxes	$295.5	$260.3	$252.1	$319.4	$309.5
Income from Discontinued Operations, Net of Income Taxes	—	—	—	—	1.1
Net Income Attributable to D&B	$295.5	$260.3	$252.1	$319.4	$310.6
Cash Dividends Paid per Common Share	$1.52	$1.44	$1.40	$1.36	$1.20
Cash Dividends Declared per Common Share	$1.52	$1.44	$1.40	$1.36	$0.90
Other Comprehensive Income, Net of Tax
Net Income	$296.5	$260.2	$250.9	$322.0	$313.0
Foreign Currency Translation Adjustments, no Tax Impact	17.1	(7.5)	(0.3)	43.2	(70.8)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (Expense) (5)	(6.4)	(5.8)	0.9	18.1	(3.8)
Net Loss, Net of Tax Income (Expense) (6)	(56.2)	(116.6)	(1.4)	(28.5)	(287.3)
Derivative Financial Instruments, Net of Income Tax (Expense) (7)	0.1	3.0	—	0.5	(5.4)
Comprehensive Income, Net of Tax	251.1	133.3	250.1	355.3	(54.3)
Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest	(1.0)	1.4	0.8	(2.9)	(2.9)
Comprehensive Income (Loss) Attributable to D&B	$250.1	$134.7	$250.9	$352.4	$(57.2)

Balance Sheet:
Total Assets	$1,991.8	$1,977.1	$1,919.5	$1,763.4	$1,586.0
Long-Term Debt	$1,290.7	$963.9	$972.0	$961.8	$904.3
Total D&B Shareholders' Equity (Deficit)	$(1,017.4)	$(743.9)	$(677.6)	$(769.0)	$(856.7)
Noncontrolling Interest	$3.1	$3.7	$8.8	$11.7	$6.1
Total Equity (Deficit)	$(1,014.3)	$(740.2)	$(668.8)	$(757.3)	$(850.6)

(1)	Non-core gain and (charges) (a) included in Operating Income:

	For the Years Ended December 31,
Gain (Charge):	2012	2011	2010	2009	2008
Restructuring Charges	$(29.4)	$(22.1)	$(14.8)	$(23.1)	$(31.4)
Legal Fees and Other Shut-Down Costs Associated with Matters in China	$(15.6)	$—	$—	$—	$—
Impairments Related to Matters in China	$(12.9)	$—	$—	$—	$—
Impaired Intangible Assets	$—	$(3.3)	$(20.4)	$(3.0)	$—
Strategic Technology Investment or MaxCV	$(30.3)	$(44.8)	$(36.5)	$—	$—
Settlement of Legacy Pension Obligation	$—	$(5.1)	$—	$—	$—

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(2)	Non-core gains and (charges) (a) included in Non-Operating Income (Expense) – Net:

	For the Years Ended December 31,
Gain (Charge):	2012	2011	2010	2009	2008
Effect of Legacy Tax Matters	$(14.8)	$(7.1)	$(0.4)	$1.0	$1.2
Gain (Loss) on Sale of Businesses	$6.1	$—	$—	$—	$—
Strategic Technology Investment or MaxCV	$—	$—	$0.3	$—	$—
Gain on Disposal of North American Self Awareness Solutions business	$—	$—	$23.1	$—	$—
Gain (Loss) on Sale of Investment	$—	$(11.4)	$—	$—	$—
One-Time Gain on Hedge of Purchase Price of Australian Acquisition	$—	$—	$3.4	$—	$—
Gain Associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture	$—	$—	$—	$—	$0.6
Settlement of Legacy Tax Matter Arbitration	$—	$—	$—	$4.1	$8.1
Gain on Disposal of Italian Domestic Business	$—	$—	$—	$6.5	$—
Tax Reserve true-up for the Settlement of the 2003 tax year, related to the "Amortization and Royalty Expense Deductions" transaction – as discussed in our previous SEC filings	$—	$—	$—	$—	$(7.7)

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(3)	Non-core gains and (charges) (a) included in Provision for Income Taxes:

	For the Years Ended December 31,
Tax Benefit (Cost):	2012	2011	2010	2009	2008
Restructuring Charges	$10.7	$7.9	$5.2	$8.4	$11.2
Legal Fees and Other Shut-Down Costs Associated with China	$5.2	$—	$—	$—	$—
Gain (Loss) on Sale of Businesses	$5.1	$—	$—	$—	$—
Impaired Intangible Assets	$—	$1.2	$7.6	$1.2	$—
Strategic Technology Investment or MaxCV	$9.5	$10.5	$8.3	$—	$—
Settlement of Legacy Pension Obligation	$—	$1.9	$—	$—	$—
Gain (Loss) on Investment	$—	$3.5	$—	$—	$—
Tax Benefit on a Loss on the Tax Basis of a Legal Entity	$15.4	$8.5	$—	$—	$—
Gain on Disposal of North American Self Awareness Solutions Business	$—	$—	$(9.0)	$—	$—
One-Time Gain on Hedge of Purchase Price of Australian Acquisition	$—	$—	$(1.3)	$—	$—
Reduction of a Deferred Tax Asset Resulting from the Healthcare Act of 2010	$—	$—	$(13.0)	$—	$—
Gain Associated with Beijing D&B HuiCong Market Research Co., Ltd Joint Venture	$—	$—	$—	$—	$(0.1)
Effect of Legacy Tax Matters	$27.8	$12.0	$13.3	$(1.0)	$(1.2)
Settlement of Legacy Tax Matter Arbitration	$—	$—	$—	$(3.1)	$(3.1)
Benefits Derived From Worldwide Legal Entity Simplification	$—	$—	$—	$36.2	$—
Gain on Disposal of Italian Domestic Business	$—	$—	$—	$3.5	$—
Favorable Resolution of Global Tax Audits including the Liquidation of Dormant International Corporations and/or Divested Entities	$—	$—	$—	$—	$22.7
Interest on IRS Deposit	$—	$—	$—	$—	$1.3
Tax Reserve true-up for the Settlement of the 2003 tax year, related to the "Amortization and Royalty Expense Deductions" transaction – as discussed in our previous SEC filings	$—	$—	$—	$—	$15.4

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

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

(5) Net of Tax Income (Expense) of $3.1 million, $3.8 million, $(7.8) million, $(4.0) million and $2.5 million during the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(6)	Net of Tax Income (Expense) of $27.2 million, $76.6 million, $15.2 million, $6.3 million and $184.4 million during the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.
(7) Net of Tax Income (Expense) of $(1.9) million for the year ended December 31, 2012 and $3.4 million for the year ended December 31, 2008. No tax impact for the years ended December 31, 2011, 2010 or 2009.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
How We Manage Our Business
For internal management purposes, we refer to “core revenue,” which we calculate as total operating revenue less the revenue of divested and other businesses. Core revenue is used to manage and evaluate the performance of our segments and to allocate resources because this measure provides an indication of the underlying changes in revenue in a single performance measure. Core revenue does not include reported revenue of divested and other businesses since they are not included in future revenue.
During the year ended December 31, 2012, we completed (a) the sale of: (i) the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd. (“TSR Ltd.”); (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India; and (b) the shut-down of our Shanghai Roadway D&B Marketing Service Co. Ltd. (“Roadway”) business. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 10%, 39% and 51% to our Asia Pacific total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 14 and Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
During the year ended December 31, 2012, we also completed the sale of: (i) AllBusiness.com, Inc.; (ii) Purisma Incorporated; and (iii) a small supply management company. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 1% and 4% to our North America total revenue for the years ended December 31, 2011 and 2010, respectively. See Note 14 and Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
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
Effective January 1, 2013, we began managing and reporting our North America Risk Management Solutions business as:

•
DNBi subscription plans - interactive, customizable online application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis.  DNBi subscription plans are contracts that allow customers' unlimited use. In these instances, we recognize revenue ratably over the term of the contract;

•
Non-DNBi subscription plans - subscription contracts which provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk. The non-DNBi subscription plans allow customers' unlimited use. In these instances, we recognize revenue ratably over the term of the contract; and

•
Projects and other risk management solutions - all other revenue streams. This includes, for example, our Business Information Report, our Comprehensive Report, our International Report, and D&B Direct.

Management believes that these measures provide further insight into our performance and the growth of our North America Risk Management Solutions revenue.
We will no longer report our Risk Management Solutions business on a traditional, value-added and supply management solutions basis for any segment.
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

Overview
On January 1, 2012, we began managing and reporting our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of our operations in the UK, the Netherlands, Belgium, Latin America and European Worldwide Network).
During 2011, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, Greater China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, the Netherlands, Belgium, Latin America and our total Worldwide Network).
Prior to January 1, 2011, we managed and reported our business globally through two segments:

•	North America (which consisted of our operations in the U.S. and Canada); and

•	International (which consisted of our operations in Europe, Asia Pacific and Latin America).
The financial statements of our subsidiaries outside North America reflect a fiscal year ended November 30 to facilitate the timely reporting of our consolidated financial results and consolidated financial position.
The following table presents the contribution by segment to total revenue and core revenue:

	For the Years Ended December 31,
	2012	2011	2010
Total Revenue:
North America	74%	71%	75%
Asia Pacific	12%	15%	11%
Europe and Other International Markets	14%	14%	14%
Core Revenue:
North America	74%	75%	79%
Asia Pacific	11%	10%	6%
Europe and Other International Markets	15%	15%	15%
The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Years Ended December 31,
	2012	2011	2010
Total Revenue by Customer Solution Set (1):
Risk Management Solutions	63%	61%	60%
Sales & Marketing Solutions	29%	26%	26%
Internet Solutions	7%	7%	6%
Core Revenue by Customer Solution Set:
Risk Management Solutions	64%	65%	65%
Sales & Marketing Solutions	29%	28%	28%
Internet Solutions	7%	7%	7%

(1)
Our Divested and Other Businesses contributed 1%, 6%, and 8% to our total consolidated revenue for the years ended December 31, 2012, 2011 and 2010. See Note 14 and Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

Our customer solution sets are discussed in greater detail in “Item 1. Business” of this Annual Report on Form 10-K.
Within our Risk Management Solutions, we monitor the performance of our “Traditional” products, our “Value-Added” products and our “Supply Management” products. Within our Sales & Marketing Solutions, we monitor the performance of our “Traditional” products and our “Value-Added” products.
Effective January 1, 2013, we began managing and reporting our North America Risk Management Solutions business as:

•
DNBi subscription plans - interactive, customizable online application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis. DNBi subscription plans are contracts that allow customers' unlimited use. In these instances, we recognize revenue ratably over the term of the contract;

•
Non-DNBi subscription plans - subscription contracts which provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk. The non-DNBi subscription plans allow customers' unlimited use. In these instances, we recognize revenue ratably over the term of the contract; and

•
Projects and other risk management solutions - all other revenue streams. This includes, for example, our Business Information Report, our Comprehensive Report, our International Report, and D&B Direct.

Management believes that these measures provide further insight into our performance and the growth of our North America Risk Management Solutions revenue.
We will no longer report our Risk Management Solutions business on a traditional, value-added and supply management solutions basis for any segment.
Also, effective January 1, 2013, we began managing and reporting our Internet Solutions business as part of our Traditional Sales & Marketing Solutions set.
Risk Management Solutions
Our Traditional Risk Management Solutions include our core DNBi® product line as well as reports from our database which are used primarily for making decisions about new credit applications. Our Traditional Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2012	2011	2010
Risk Management Solutions Revenue	74%	73%	73%
Total Revenue	47%	45%	43%
Core Revenue	47%	48%	47%
Our Value-Added Risk Management Solutions generally support automated decision-making and portfolio management through the use of scoring and integrated software solutions. Our Value-Added Risk Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2012	2011	2010
Risk Management Solutions Revenue	20%	20%	21%
Total Revenue	12%	12%	13%
Core Revenue	13%	13%	14%

Our Supply Management Solutions can help companies better understand the financial risk of their supply chain. Our Supply Management Solutions constituted the following percentages of total Risk Management Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2012	2011	2010
Risk Management Solutions Revenue	6%	7%	6%
Total Revenue	4%	4%	4%
Core Revenue	4%	4%	4%
Sales & Marketing Solutions
Our Traditional Sales & Marketing Solutions generally consist of our marketing lists and labels used by customers in their direct mail and marketing activities, our education business and our electronic licensing solutions. Our Traditional Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2012	2011	2010
Sales & Marketing Solutions Revenue	30%	33%	37%
Total Revenue	9%	9%	10%
Core Revenue	9%	9%	10%
Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions, including data management solutions like Optimizer (our solution to cleanse, identify and enrich our customers' client portfolios) and products introduced as part of our Data-as-a-Service (or “DaaS”) Strategy, which integrates our data directly into the applications and platforms that our customers use every day. Customer Relationship Management (“CRM”) was our first area of focus, with D&B360, which helps CRM customers manage their data, increase sales and improve customer engagement. The vision for DaaS is to make D&B's data available wherever and whenever our customers need it, thereby powering more effective business processes. Our Value-Added Sales & Marketing Solutions constituted the following percentages of total Sales & Marketing Solutions Revenue, Total Revenue and Core Revenue:

	For the Years Ended December 31,
	2012	2011	2010
Sales & Marketing Solutions Revenue	70%	67%	63%
Total Revenue	20%	17%	16%
Core Revenue	20%	19%	18%
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

Pension and Postretirement Benefit Obligations
Through June 30, 2007, we offered to substantially all of our U.S. based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (“U.S. Qualified Plan”). The U.S. Qualified Plan covered active and retired employees. The benefits to be paid upon retirement are based on a percentage of the employee's annual compensation. The percentage of compensation allocated annually to a retirement account ranged from 3% to 12.5% based on age and years of service. Amounts allocated under the U.S. Qualified Plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. During 2010 in conjunction with a determination letter review, we updated certain portions of the U.S. Qualified Plan's cash balance pay credit scale, along with the minimum interest crediting rate, retroactive to January 1, 1997, to ensure that the plan complies with the accrual rules in the Internal Revenue Code. We received a favorable determination letter for the U.S. Qualified Plan in October 2010 in conjunction with these changes.
We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 72% and 14% of our pension obligation, respectively, at December 31, 2012. Effective June 30, 2007, we amended the U.S. Qualified Plan and one of the U.S. Non-Qualified Plans, known as the U.S. Pension Benefit Equalization Plan (the “PBEP”). Any pension benefit that had been accrued through such date under the two plans was “frozen” at its then current value and no additional benefits will accrue under the U.S. Qualified Plan and the PBEP, other than interest on such amounts. Our employees in certain of our international operations are also provided with retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.
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
The key assumptions used in the measurement of the pension and postretirement obligations and net periodic pension and postretirement cost are:

•	Expected long – term rate of return on pension plan assets-which is based on a target asset allocation as well as expected returns on asset categories of plan investments;

•
Discount rate – which is used to measure the present value of pension plan obligations and postretirement health care obligations. The discount rates are derived using a yield curve approach which matches projected plan benefit payment streams with bond portfolios, reflecting actual liability duration unique to our plans;

•	Rates of compensation increase and cash balance accumulation/conversion rates – which are based on an evaluation of internal plans and external market indicators; and

•	Health care cost trends – which are based on historical cost data, the near-term outlook and an assessment of likely long-term trends.
We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement benefit costs. The factor with the most immediate impact on our consolidated financial statements is a change in the expected long-term rate of return on pension plan assets for the U.S. Qualified Plan. For 2013, we will use an expected long-term rate of return of 7.75%. This assumption was 7.75% in 2012 and 8.25% in each of the years 2011 and 2010. The 7.75% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan's asset allocation. As of December 31, 2012, the U.S. Qualified Plan was 52% invested in publicly-traded equity securities, 45% invested in debt securities and 3% invested in real estate investments. One-quarter-percentage-point increase or decrease in the long-term rate of return increases or reduces our annual operating income by approximately $3 million by reducing or increasing our net periodic pension cost.

Changes in the discount rate, rate of compensation increase and cash balance accumulation/conversion rates also have an effect on our annual operating income. Based on the factors noted above, the discount rate is adjusted at each remeasurement date while other assumptions are reviewed annually. For our U.S. plans, one-quarter-percentage-point increase or decrease in the discount rate increases or decreases our pension cost by approximately $0.1 million and $0.3 million, respectively. The discount rate used to determine pension cost for our U.S. pension plans was 4.05%, 5.06% and 5.72% for 2012, 2011 and 2010, respectively. For 2013, we decreased the discount rate to 3.54% from 4.05% for all our U.S. pension plans.
Differences between the assumptions stated above and actual experience could affect our pension and other postretirement benefit costs. When actual plan experience differs from the assumptions used, actuarial gains or losses arise. These gains and losses are aggregated and amortized generally over the average future service periods or life expectancy of plan participants to the extent that such gains or losses exceed a “corridor.” The purpose of the corridor is to reduce the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-plan basis. For all of our pension plans, total actuarial losses that have not been recognized in our pension costs as of December 31, 2012 and 2011 were $1,171.6 million and $1,093.8 million, respectively, of which $913.3 million and $879.9 million, respectively, were attributable to the U.S. Qualified Plan, $127.9 million and $120.2 million, respectively, were attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. See discussion in Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. We expect to recognize a portion of such losses in our 2013 net periodic pension cost of $32.8 million, $7.2 million and $3.8 million for the U.S. Qualified Plan, U.S. Non-Qualified Plans and non-U.S. plans, respectively, compared to $26.6 million, $6.7 million and $2.3 million, respectively, in 2012. The higher amortization of actuarial loss in 2013 for the U.S. Qualified plan, which will be included in our pension cost in 2013, is primarily due to a lower discount rate and higher unrecognized actuarial loss subject to amortization in 2013 resulting from investment losses from 2008.
Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. For our pension plans, we recorded net periodic pension cost of $17.7 million, $7.1 million and $5.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. A major component of the net periodic pension cost is the expected return on plan assets, which was $99.3 million, $110.4 million and $113.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. For our pension plans we recorded: (i) for the year ended December 31, 2012, a total investment gain of $128.1 million which was comprised of a gain of $113.4 million in our U.S. Qualified Plan and a gain of $14.7 million in our non-U.S. plans; (ii) for the year ended December 31, 2011, a total investment gain of $39.3 million which was comprised of a gain of $27.7 million in our U.S. Qualified Plan and a gain of $11.6 million in our non-U.S. plans; and (iii) for the year ended December 31, 2010, a total investment gain of $138.5 million which was comprised of a gain of $126.3 million in our U.S. Qualified Plan and a gain of $12.2 million in our non-U.S. plans. At January 1, 2013, the market-related value of plan assets of our U.S. Qualified Plan and the non-U.S. plans was $1,097.0 million and $217.0 million, respectively, compared with the fair value of its plan assets of $1,166.4 million and $194.5 million, respectively.
Changes in the funded status of our pension plans could result in fluctuation in our shareholders' equity (deficit). We are required to recognize the funded status of our benefit plans as a liability or an asset, on a plan-by-plan basis with an offsetting adjustment to Accumulated Other Comprehensive Income (“AOCI”), in our shareholders' equity (deficit), net of tax. Accordingly, the amounts recognized in equity represent unrecognized gains/losses and prior service costs. These unrecognized gains/losses and prior service costs are amortized out of equity (deficit) based on an actuarial calculation each period. Gains/losses and prior service costs that arise during the year are recognized as a component of Other Comprehensive Income (“OCI”) which is then reflected in AOCI. As a result, we recorded a net loss of $62.6 million and $122.4 million in OCI, net of applicable tax, in the years ended December 31, 2012 and 2011, respectively. The losses in 2012 and 2011 were both as a result of the deterioration of the funded status for all the plans. The decrease of the loss in 2012 was primarily due to improvement in plan asset performance in 2012 for our U.S. Qualified Plan. Funded status for our pension plans was a deficit of $653.3 million at December 31, 2012 compared to $589.4 million at December 31, 2011. The funded status for our U.S. Qualified Plan was a deficit of $315.7 million at December 31, 2012 compared to a deficit of $290.0 million at December 31, 2011. The increase in deficit was driven by the impact of assumption changes for our U.S. Qualified Plan, U.S. Non-Qualified Plans and the non-U.S. plans, partially offset by better asset performance for our U.S. Qualified Plan.
For information on pension and postretirement benefit plan contribution requirements, please see “Future Liquidity-Sources and Uses of Funds-Pension Plan and Postretirement Benefit Plan Contribution Requirements.” See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for more information regarding costs of, and assumptions for, our pension and postretirement benefit obligations and costs.

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
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
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
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.
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
Our Risk Management Solutions are generally sold under fixed price subscription contracts that allow customers unlimited access to risk information. Revenue on this type of contract is recognized ratably over the term of the contract.
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
Internet Solutions primarily represents the results of our Hoover’s business. Hoover’s provides subscription solutions that allow continuous access to our business information databases. Revenue is recognized ratably over the term of the contract, which is generally one year. Any additional solutions purchased are recognized upon delivery to the customer.
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
We have certain solution offerings that are sold as multi-element arrangements. The multiple element arrangements or deliverables may include access to our business information database, information data files, periodic data refreshes, software and services. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting. Most product and service deliverables qualify as separate units of accounting and can be sold stand-alone or in various combinations across our markets. A deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered items. If the arrangement includes a customer-negotiated refund or return right relative to the delivered items, and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered item constitutes a separate unit of accounting. The new guidance requires for deliverables with stand-alone value in a multi-element arrangement for which revenue was previously deferred due to undelivered elements not having the fair value of the selling price to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.
If the deliverable or a group of deliverables meet the separation criteria, the total arrangement consideration is allocated to each unit of accounting based on its relative selling price. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.
We determine the selling price for each deliverable using VSOE, if it exists, TPE if VSOE does not exist, or BESP if neither VSOE nor TPE exist. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

Consistent with our methodology under the previous accounting guidance, we determine VSOE of a deliverable by monitoring the price at which we sell the deliverable on a stand-alone basis to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In certain instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to us infrequently selling each element separately, not pricing products or services within a set range, or only having a limited sales history. Where we are unable to establish VSOE, we may use the price at which we or a third party sell a similar product to similarly situated customers on a stand-alone basis. Generally, our offerings contain a level of differentiation such that comparable pricing of solutions with similar functionality or delivery cannot be obtained. Furthermore, we are rarely able to reliably determine what similar competitors’ selling prices are on a stand-alone basis. Therefore, we typically are not able to determine TPE of selling price.
When we are unable to establish selling prices by using VSOE or TPE, we establish the BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the solution were sold on a stand-alone basis. The determination of BESP is based on our review of available data points and consideration of factors such as but not limited to pricing practices, our growth strategy, geographies and customer segment and market conditions. The determination of BESP is made through consultation with and formal approval of our management, taking into consideration our go-to-market strategy.
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
We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. At December 31, 2011, our reporting units were North America, United Kingdom, Benelux, Latin America, Partnerships, Japan, Greater China, Australia and India. We continue to manage our business through three segments. However, as of January 1, 2012, our Asia Pacific Worldwide Network has been moved out of our Europe and Other International Markets segment and into our Asia Pacific segment. See Note 14 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information. As a result, at December 31, 2012, our reporting units are North America, United Kingdom, Benelux, Europe Partnerships, Latin America, Greater China, Asia Partnerships, Australia and India.
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

As of our most recent impairment analysis, the current year EBITDA multiples used to determine the individual reporting unit's fair value range from 8 to 12. For the income approach, we used projections based on management's most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit including revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For our 2012 year end impairment analysis, the discount rates used to determine the individual reporting unit's fair value range from 10% to 16%.
In the first step, if the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired and no further test is performed. However, if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the magnitude of the impairment, which is the implied fair value of the reporting unit's goodwill compared to the carrying value. The implied fair value of goodwill is the difference between the fair value of the reporting unit and the fair value of its identifiable net assets. If the carrying value of goodwill exceeds the implied fair value of goodwill, the impaired goodwill is written down to its implied fair value and an impairment loss equal to this difference is recorded in the period that the impairment is identified as an operating expense.
Our determination of current year EBITDA multiples are sensitive to the risk of future variances due to market conditions as well as business unit execution risks. Management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows and other data. EBITDA multiples can also be significantly impacted by the future growth opportunities for the reporting unit as well as for the Company itself, general market and geographic sentiment, and pending or recently completed merger transactions.
Consequently, if future results fall below our forward-looking projections for an extended period of time, the results of future impairment tests could indicate impairment exists. Although we believe the multiples of current year EBITDA in our market approach make reasonable assumptions about our business, a significant increase in competition or reduction in our competitive capabilities could have a significant adverse impact on our ability to retain market share and thus on the projected values included in the market approach used to value our reporting units.
As a reasonableness check, we reconcile the estimated fair values derived in the valuations for the total company based on the individual reporting units to total D&B's enterprise value (calculated by multiplying the closing price of D&B's stock on December 31, 2012 by the number of shares outstanding at that time, adjusted for the value of the Company's debt).
At December 31, 2012, each of our reporting units had a fair value of at least 20% in excess of its carrying value.
The allocated goodwill by reportable segment is as follows:

(in millions)	Number of Reporting Units	As of December 31, 2012	As of December 31, 2011
North America	1	$266.5	$266.0
Asia Pacific	4	233.9	222.0
Europe and Other International Markets	4	110.7	110.4
		$611.1	$598.4
For indefinite-lived intangibles, other than goodwill, an impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets.
No impairment charges related to goodwill and indefinite-lived intangible assets have been recognized for the fiscal years ended December 31, 2012, 2011 and 2010.
Recently Issued Accounting Standards
See Note 2 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for disclosure of the impact that recent accounting standards may have on our audited consolidated financial statements.
Results of Operations
The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes set forth in Item 8. of this Annual Report on Form 10-K, which have been prepared in accordance with GAAP.

Consolidated Revenue
The following table presents our core and total revenue by segment:

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in millions)
Revenue:
North America	$1,225.6	$1,238.1	$1,214.6
Asia Pacific	176.8	164.8	86.8
Europe and Other International Markets	241.9	243.4	236.4
Core Revenue	1,644.3	1,646.3	1,537.8
Divested and Other Businesses	18.7	112.2	138.8
Total Revenue	$1,663.0	$1,758.5	$1,676.6
The following table presents our core and total revenue by customer solution set:

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in millions)
Revenue:
Risk Management Solutions	$1,047.6	$1,074.5	$995.9
Sales & Marketing Solutions	478.5	452.6	434.4
Internet Solutions	118.2	119.2	107.5
Core Revenue	1,644.3	1,646.3	1,537.8
Divested and Other Businesses	18.7	112.2	138.8
Total Revenue	$1,663.0	$1,758.5	$1,676.6
Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Total revenue decreased $95.5 million, or 5% (both before and after the effect of foreign exchange), for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease in total revenue was primarily driven by a decrease in Asia Pacific total revenue of $72.8 million, or 27% (both before and after the effect of foreign exchange), a decrease in North America total revenue of $21.2 million, or 2% (both before and after the effect of foreign exchange) and a decrease in Europe and Other International Markets total revenue of $1.5 million, or 1% (3% increase before the effect of foreign exchange).
Asia Pacific total revenue was negatively impacted by: (a) the divestiture of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India; and (b) the shut-down of our Roadway business, during the year ended December 31, 2012, all of which we reclassified as Divested and Other Businesses partially offset by the acquisition of MicroMarketing.
North America total revenue was negatively impacted by the divesture of: (i) AllBusiness.com, Inc.; (ii) Purisma Incorporated and (iii) a small supply management company during the year ended December 31, 2012, all of which we reclassified as Divested and Other Businesses.
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, decreased $2.0 million, or less than 1% (1% increase before the effect of foreign exchange), for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease in core revenue is primarily attributed to:

•
Lower revenue in the North America risk business from non-DNBi subscription products, projects and DNBi modules due to budget constraints as customers continue to manage their spending in the current economic climate;

partially offset by:

•	Growth in Sales & Marketing products, including Optimizer and our Data as a Service or “DaaS” offerings (e.g., D&B 360);

•	An increase in revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011; and

•	Increased collections revenue in our Australia market, primarily due to recovery from the prior year's natural disasters, which slowed-down collection activity in 2011.
Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $26.9 million, or 3% decrease (2% decrease before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in North America of $29.1 million, or 4% (both before and after the effect of foreign exchange), and a decrease in revenue in Europe and Other International Markets of $0.8 million, or less than 1% (4% increase before the effect of foreign exchange), partially offset by an increase in revenue in Asia Pacific of $3.0 million, or 2% (3% increase before the effect of foreign exchange);

•
A $25.9 million, or 6% increase (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $17.8 million, or 5% (both before and after the effect of foreign exchange) and an increase in revenue in Asia Pacific of $9.1 million, or 47% (55% increase before the effect of foreign exchange), partially offset by a decrease in Europe and Other International Markets of $1.0 million, or 3% (flat before the effect of foreign exchange); and

•
A $1.0 million, or 1% decrease (both before and after the effect of foreign exchange), in Internet Solutions. The decrease was driven by a decrease in revenue in North America of $1.2 million, or 1% (both before and after the effect of foreign exchange), and a decrease in revenue in Asia Pacific of $0.1 million, or 10% (flat before the effect of foreign exchange), partially offset by an increase in Europe and Other International Markets of $0.3 million, or 16% (18% increase before the effect of foreign exchange).

Year Ended December 31, 2011 vs. Year Ended December 31, 2010
Total revenue increased $81.9 million, or 5% (3% increase before the effect of foreign exchange), for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase in total revenue was primarily driven by an increase in Asia Pacific total revenue of $90.5 million, or 51% (43% increase before the effect of foreign exchange), and an increase in Europe and Other International Markets total revenue of $7.0 million, or 3% (1% decrease before the effect of foreign exchange), partially offset by a decrease in North America total revenue of $15.6 million, or 1% (both before and after the effect of foreign exchange).
Asia Pacific total revenue was negatively impacted by: a) the divestiture of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India; and (b) the shut-down of our Roadway business, during the year ended December 31, 2012, all of which we reclassified as Divested and Other Businesses.
North America total revenue was negatively impacted by the divestiture of: (i) AllBusiness.com, Inc.; (ii) Purisma Incorporated and (iii) a small supply management company, during the year ended December 31, 2012, all of which we reclassified as Divested and Other Businesses.
North America total revenue was negatively impacted by the divestiture of our North American Self Awareness Solution business during the year ended December 31, 2010.
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, increased $108.5 million, or 7% (6% increase before the effect of foreign exchange), for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase in core revenue is primarily attributed to:

•	Increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010;

•	The positive impact of foreign exchange; and

•	Increased purchases by new and existing customers in certain of our international markets;

partially offset by:

•
Decline in growth due to a lack of innovation in Risk Management Solutions, resulting from our strategic decision to move Risk Management Solutions product innovation to our state of the art application development center in Dublin, Ireland.

Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $78.6 million, or 8% increase (6% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Asia Pacific of $72.1 million, or 100%, (90% increase before the effect of foreign exchange), an increase revenue in Europe and Other International Markets of $3.5 million, or 2% (2% decrease before the effect of foreign exchange), and an increase in revenue in North America of $3.0 million, or less than 1% (less than 1% increase before the effect of foreign exchange).

•
An $18.2 million, or 4% increase (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $8.7 million, or 2% (both before and after the effect of foreign exchange), and an increase in revenue in Asia Pacific of $6.1 million, or 45% (43% increase before the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $3.4 million, or 9% (6% increase before the effect of foreign exchange); and

•
An $11.7 million, or 11% increase (both before and after the effect of foreign exchange), in Internet Solutions. The increase was driven by an increase in revenue in North America of $11.8 million, or 11% (both before and after the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $0.1 million, or 2% (2% decrease before the effect of foreign exchange), partially offset by a decrease in revenue in Asia Pacific of $0.2 million, or 15% (both before and after the effect of foreign exchange).

Recent Developments
On March 18, 2012, we announced that we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act ("FCPA") and certain other laws in our China operations. As previously reported, we have voluntarily contacted the Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
For the year ended December 31, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. Additionally, during the year ended December 31, 2012, we have incurred $13.5 million of legal fees and other corporate shut-down costs and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
On September 28, 2012, Roadway was charged in a Bill of Prosecution, along with five current or former employees, by the Shanghai District Prosecutor with illegally obtaining private information of Chinese citizens. On December 28, 2012, the Chinese court imposed a monetary fine on Roadway and fines and imprisonment on four Roadway employees. A fifth Roadway employee was separated from the case.
We performed a goodwill impairment assessment for the Greater China reporting unit during the fourth quarter of 2012. The assessment did not result in a goodwill impairment charge for the year ended December 31, 2012. The key assumptions factored in the goodwill impairment assessment were: recent operating results, economic projections, anticipated future revenue and cash flows and potential sanctions imposed by the Chinese government. The fair value of the Greater China reporting unit exceeded its carrying value by more than 20%. Total goodwill associated with the reporting unit was $36.3 million at December 31, 2012. A 100 basis points increase or decrease in the revenue growth or discount rate assumption will have a 5% impact on the fair value of the Greater China reporting unit. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on this investigation.

We are presently unable to predict the duration, scope or result of the Audit Committee’s investigation, of any investigations by the SEC, or the DOJ, or any other U.S. or foreign governmental authority, or whether any such authority will commence any legal action against us. The SEC and the DOJ have a broad range of civil and criminal sanctions available to them under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. These investigations could ultimately result in penalties or other payments by us. In connection with the wind down of the Roadway operations, we believe we may incur additional cash expenditures for severance, lease payments and other costs.
Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income:

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in millions)
Operating Expenses	$521.0	$587.1	$557.7
Selling and Administrative Expenses	602.2	643.4	626.9
Depreciation and Amortization	78.3	81.1	68.1
Restructuring Charge	29.4	22.1	14.8
Operating Costs	$1,230.9	$1,333.7	$1,267.5
Operating Income	$432.1	$424.8	$409.1
Operating Expenses
Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Operating expenses decreased $66.1 million, or 11%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease was primarily due to the following:

•
Lower costs as a result of: (a) the divestiture of (i) the domestic portion of our Japanese operations to TSR Ltd.; and (ii) our market research business in China, consisting of two joint venture companies, and (b) the shut-down of our Roadway business; and

•	Lower compensation costs.
Year Ended December 31, 2011 vs. Year Ended December 31, 2010
Operating expenses increased $29.4 million, or 5%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase was primarily due to the following:

•	Increased data acquisition costs and fulfillment costs primarily associated with our acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010;

•	The negative impact of foreign exchange; and

•
Increased costs associated with our Strategic Technology Investment or MaxCV designed to strengthen our leading position in commercial data and improve our current technology platform to meet emerging needs of customers. As part of our Strategic Technology Investment, which we refer to as “MaxCV” for Maximizing Customer Value, we migrated customers to newer, and higher performing platforms, such as Hoover’s, while we shut down legacy products that were supported by our new data supply chain;

partially offset by:

•	Impairment of certain intangible assets reflected in the year ended December 31, 2010 related to our 2007 Purisma acquisition (which was not repeated for the year ended December 31, 2011);

•	Lower compensations costs; and

•	Lower expenses as a result of our 2010 divestiture of our North American Self Awareness Solution business.
Selling and Administrative Expenses
Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Selling and administrative expenses decreased $41.2 million, or 6%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease was primarily due to the following:

•
Lower costs as a result of: (a) the divestiture of (i) the domestic portion of our Japanese operations to TSR Ltd.; and (ii) our market research business in China, consisting of two joint venture companies; and (b) the shut-down of our Roadway business; and

•	Lower compensations costs;

partially offset by:

•
Legal fees and other shut-down expenses associated with matters in China (see “Recent Developments” discussed above and Note 13 to our consolidated financial statements in Item 8. of this Annual Report on Form 10-K).

Year Ended December 31, 2011 vs. Year Ended December 31, 2010
Selling and administrative expenses increased $16.5 million, or 3%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase was primarily due to the following:

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
For our pension plans, we had a net periodic pension cost of $17.7 million, $7.1 million and $5.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in the net periodic pension cost was due to the following:

•
Expected return on plan assets is a major component of the net periodic pension cost. Expected return on plan assets included in annual pension expense for all plans was $99.3 million, $110.4 million and $113.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic pension costs. The decrease of expected return on plan assets was primarily due to lower market-related value of plan assets driven by asset losses incurred in 2008.

•
Actuarial loss amortization included in annual pension expense was also a major factor in driving the pension costs to fluctuate from year-to-year. Actuarial loss amortization was largely impacted by the discount rate, amortization period and plan experience. The lower the discount rate, the higher the loss amortization. Actuarial loss amortization included in annual pension expense for all plans was $35.6 million, $26.4 million and $21.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, of which $33.3 million, $24.5 million and $19.0 million were attributable to our U.S. plans for the years ended December 31, 2012, 2011 and 2010, respectively. Higher actuarial loss amortization in the U.S. plans was primarily due to lower discount rates applied to our plans at January 1, 2012 and higher actuarial losses subject to amortization. The discount rate used to measure the pension costs for our U.S. plans for the years ended December 31, 2012, 2011 and 2010 was 4.05%, 5.06% and 5.72%, respectively.

•
The increase in actuarial loss amortization was substantially offset by lower interest cost, a component of net periodic pension costs. Interest cost included in the net periodic pension costs was $75.2 million, $85.0 million and $91.3 million, respectively, for the years ended December 31, 2012, 2011and 2010, of which $63.8 million, $73.0 million and $78.4 million, respectively, were attributable to our U.S. plans for the years ended December 31, 2012, 2011and 2010. The decrease of interest cost for our U.S. plans was due to lower discount rates.
We expect that the net pension cost in 2013 will be approximately $25 million for all of our pension plans, of which approximately $18 million and $7 million will be attributable to the U.S. plans and non-U.S. plans, respectively. This compares to a net pension cost of $17.7 million in 2012, of which $12.9 million and $4.8 million attributable to the U.S. plans and non-U.S. plans, respectively. For our U.S. plans, the increase in pension cost in 2013 is primarily driven by lower expected return on plan assets, a component of pension cost. The lower expected return on plan assets is primarily due to lower market-related value of plan assets. Higher actuarial loss amortization in 2013 will be substantially offset by lower interest cost, both driven by a lower discount rate. The discount rate applied to our U.S. plans at January 1, 2013 is 3.54%, a 51 basis points decrease from the 4.05% discount rate used for 2012.
We had postretirement benefit income of $11.0 million, $11.0 million and $7.0 million for the years ended December 31, 2012, 2011and 2010, respectively. Higher income in 2012 and 2011 compared to 2010 was primarily due to higher amortization of prior service credits. Effective July 1, 2010, in connection with the Health Care and Education Reconciliation Act of 2010, we converted the then current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or EGWP. Beginning in 2013, we will use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions. As a result, we reduced our accumulated postretirement obligation by $21 million in the third quarter of 2010, which is being amortized over approximately four years.
Both plan changes were accounted for as plan amendments under ASC 715-60-35, “Compensation-Retirement Benefits.”
We expect postretirement benefit income will be approximately $9 million in 2013. Our lower income in 2013 is primarily due to lower amortization of prior service credits resulting from one of the major credits is in the final year of amortization and the outstanding balance is less than prior year's amortization. The credit being fully amortized in 2013 was established in late 2009 as a result of the elimination of the company-paid retiree life insurance benefits and a change in the sharing methodology, where D&B will only share the minimum amount of subsidy required to maintain actuarial equivalence for as long as possible. This plan change was approved in December 2009 and reduced our accumulated postretirement obligation by approximately $20 million at December 31, 2009 which is being amortized over four years.
We had expense associated with our 401(k) Plan of $13.6 million, $15.7 million and $9.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in expense in 2012 and 2011 was due to a discretionary company contribution of $5.3 million and $7.8 million, respectively, compared to $4.5 million in 2010. In addition, we amended our employer matching provision in the 401(k) Plan, effective in April 2010, to increase the employer maximum match from 50% of three percent (3%) to 50% of seven percent (7%) of a team member's eligible compensation, subject to certain 401(k) Plan limitations.
We consider net pension cost and postretirement benefit income to be part of our compensation costs, and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs. See the discussion of “Our Critical Accounting Policies and Estimates-Pension and Postretirement Benefit Obligations,” above, and Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
Stock-Based Compensation
For the years ended December 31, 2012, 2011 and 2010, we recognized total stock-based compensation expense (e.g., stock options, restricted stock, etc.) of $10.6 million, $12.4 million and $18.3 million, respectively.
For the years ended December 31, 2012, 2011 and 2010, we recognized expense associated with our stock option programs of $3.8 million, $4.1 million and $6.5 million, respectively. The decrease for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily due to a decrease in the fair value of stock options issued over the past several years. The decrease for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to a decrease in the fair value of the stock options issued over the past several years.
For the years ended December 31, 2012, 2011 and 2010, we recognized expense associated with our restricted stock, restricted stock units and restricted stock opportunity programs of $6.1 million, $7.5 million and $11.0 million, respectively. The decrease for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily due to lower expense as a result of below target performance under the restricted stock opportunity programs as well as higher forfeitures associated with terminated employees. The decrease for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to a decrease in the fair value of the awards issued over the past several years as well as lower expense as a result of higher forfeitures associated with terminated employees.
For the years ended December 31, 2012, 2011 and 2010, we recognized expense associated with our Employee Stock Purchase Plan (“ESPP”) of $0.7 million, $0.8 million and $0.8 million, respectively.
We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
Depreciation and Amortization
Depreciation and amortization decreased $2.8 million, or 4%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was primarily driven by the shut-down of our Roadway business, the divestiture of our market research business in China, consisting of two joint venture companies and the divestiture of AllBusiness.com, Inc.
Depreciation and amortization increased $13.0 million, or 19%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily driven by an increase in amortization of acquired intangible assets resulting from our acquisitions and increased capital costs for investments to enhance our strategic capabilities (e.g., Strategic Technology Investment or MaxCV).
Restructuring Charge
Financial Flexibility is an ongoing process by which we seek to reallocate our spending from low-growth or low-value activities to other activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. With most initiatives, we have incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations and/or costs to terminate lease obligations less assumed sublease income). These charges are incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
Restructuring charges have been recorded in accordance with ASC 712-10, “Nonretirement Postemployment Benefits,” or “ASC 712-10” and/or ASC 420-10, “Exit or Disposal Cost Obligations,” or “ASC 420-10,” as appropriate.
We record severance costs provided under an ongoing benefit arrangement once they are both probable and estimable in accordance with the provisions of ASC 712-10.
We account for one-time termination benefits, contract terminations and/or costs to terminate lease obligations less assumed sublease income in accordance with ASC 420-10, which addresses financial accounting and reporting for costs associated with restructuring activities. Under ASC 420-10, we establish a liability for cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.
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
During the year ended December 31, 2012, we recorded a $29.4 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $17.7 million and $5.0 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 765 employees were impacted. Of these 765 employees, approximately 690 employees exited the Company in 2012 and approximately 75 employees will exit the Company in 2013. The cash payments for these employees will be substantially completed by the third quarter of 2013; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $6.7 million.

During the year ended December 31, 2011, we recorded a $22.1 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $17.5 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 400 employees were impacted. Of these 400 employees, approximately 305 employees exited the Company in 2011 and approximately 95 employees exited the Company in 2012. The cash payments for these employees were substantially completed by the third quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $4.6 million.
During the year ended December 31, 2010, we recorded a $14.8 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $11.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 325 employees were impacted. Of these 325 employees, approximately 315 employees exited the Company in 2010 and approximately 10 employees exited the Company in 2011. The cash payments for these employees were substantially completed by the second quarter of 2011; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.1 million.
Interest Income (Expense) – Net
The following table presents our “Interest Income (Expense) – Net:"

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in millions)
Interest Income	$0.8	$1.5	$2.1
Interest Expense	(39.5)	(37.0)	(46.0)
Interest Income (Expense) - Net	$(38.7)	$(35.5)	$(43.9)
Interest income decreased $0.7 million, or 42%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease in interest income is primarily attributable to lower average interest rates. Interest income decreased $0.6 million, or 29%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease in interest income is primarily attributable to lower average interest rates.
Interest expense increased $2.5 million, or 7%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in interest expense is primarily attributable to higher amounts of average debt outstanding. Interest expense decreased $9.0 million, or 20%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease in interest expense is primarily attributable to lower average interest rates and lower amounts of average debt outstanding.

Other Income (Expense) – Net
The following table presents our “Other Income (Expense) – Net:”

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in millions)
Effect of Legacy Tax Matters (a)	$(14.8)	$(7.1)	$(0.4)
Gain (Loss) on Sale of Businesses (b)	6.1	—	23.1
Loss on Investment (c)	—	(11.4)	—
One-Time Gain on Hedge of Purchase Price on the Australia Acquisition (d)	—	—	3.4
Miscellaneous Other Income (Expense) - Net (e)	(6.4)	(2.7)	(3.4)
Other Income (Expense) - Net	$(15.1)	$(21.2)	$22.7

(a)
During the year ended December 31, 2012, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody's Corporation and D&B as it relates to the expiration of the statute of limitations for Moody's Corporation for the tax years 2005 and 2006. During the year ended December 31, 2011, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the expiration of the statute of limitations for Moody's Corporation for the tax year 2004. During the year ended December 31, 2010, we had an agreement to pay Moody's Corporation $2.5 million as it relates to the Tax Allocation Agreement, which we paid in February 2011.

(b)
During the year ended December 31, 2012, we recognized gains primarily related to the sale of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) Purisma Incorporated; and (iii) our market research business in China, consisting of two joint venture companies. During the year ended December 31, 2010, we recognized a gain from the sale of our North American Self Awareness Solution business. See Note 17 to our consolidated financial statements in Item 8. of this Annual Report on Form 10-K.

(c)
During the year ended December 31, 2011, we recorded an impairment charge related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on MaxCV.

(d)	During the year ended December 31, 2010, we recognized a gain resulting from a hedge on the purchase price of D&B Australia during the third quarter of 2010.

(e)
Miscellaneous Other Income (Expense) – Net increased for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to costs of $5.8 million incurred to accelerate the redemption of our senior notes with a face value of $400 million that were scheduled to mature on April 1, 2013 (the "2013 notes"), partially offset by the positive impact of foreign exchange. Miscellaneous Other Income (Expense) – Net decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to costs in the prior year related to a premium payment of $3.7 million made for the redemption of the $300 million senior notes with a maturity date of March 25, 2011 (the "2011 notes"), partially offset by the negative impact of foreign exchange.

Provision for Income Taxes

Effective Tax Rate for the Year Ended December 31, 2010	35.5%
Impact of Loss on Investment	(2.1)%
Impact of Legacy Tax Matters	(3.5)%
Other	(0.2)%
Effective Tax Rate for the Year Ended December 31, 2011	29.7%
Impact of Legacy Tax Matters	(2.9)%
Impact of Loss on Investment	(1.5)%
Impact of Income Earned in Jurisdictions with Lower Tax Rates	(2.2)%
Other	(1.1)%
Effective Tax Rate for the Year Ended December 31, 2012	22.0%
We expect our tax rate from ongoing operations to have a beneficial impact beginning 2015 as we expect to (a) create a global center of excellence for product innovation; (b) in-source, centralize and streamline certain of our business operations; and (c) reduce our operating costs of our business.
Earnings per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 11,658 shares, 66,495 shares and 196,175 shares for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table sets forth our EPS:

	For the Years Ended December 31,
	2012	2011	2010
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$6.47	$5.31	$5.03
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$6.43	$5.28	$4.98
For the year ended December 31, 2012, both basic EPS attributable to D&B common shareholders and diluted EPS attributable to D&B common shareholders increased 22%, compared with the year ended December 31, 2011, due to an increase of 14% in Net Income Attributable to D&B common shareholders and a 7% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases.
For the year ended December 31, 2011, both basic EPS attributable to D&B common shareholders and diluted EPS attributable to D&B common shareholders increased 6%, compared with the year ended December 31, 2010, due to an increase of 3% in Net Income Attributable to D&B common shareholders and a 2% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases.
Segment Results
On January 1, 2012, we began managing and reporting our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of our operations in the UK, the Netherlands, Belgium, Latin America and European Worldwide Network).
During 2011, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, Greater China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, the Netherlands, Belgium, Latin America and our total Worldwide Network).
Prior to January 1, 2011, we managed and reported our business globally through two segments:

•	North America (which consisted of our operations in the U.S. and Canada); and

•	International (which consisted of our operations in Europe, Asia Pacific and Latin America).
North America
North America is our largest segment representing 74%, 71% and 75% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.
During the year ended December 31, 2012, we completed the sale of: (i) AllBusiness.com, Inc.; (ii) Purisma Incorporated; and (iii) a small supply management company. During the year ended December 31, 2010, we completed the sale of our North American Self Awareness Solution business. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 1% and 4% to our North America total revenue for the years ended December 31, 2011 and 2010, respectively. See Note 14 and Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

North America represented 74%, 75% and 79% of our core revenue for the years ended December 31, 2012, 2011 and 2010, respectively.
The following table presents our North America revenue by customer solution set and North America operating income. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue:

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in millions)
Revenue:
Risk Management Solutions	$700.6	$729.7	$726.7
Sales & Marketing Solutions	410.2	392.4	383.7
Internet Solutions	114.8	116.0	104.2
North America Core Revenue	1,225.6	1,238.1	1,214.6
Divested and Other Businesses	—	8.7	47.8
North America Total Revenue	$1,225.6	$1,246.8	$1,262.4
Operating Income	$480.9	$480.1	$452.2
Year Ended December 31, 2012 vs. Year Ended December 31, 2011
North America Overview
North America total revenue decreased $21.2 million, or 2% (both before and after the effect of foreign exchange), for the year ended December 31, 2012 as compared to the year ended December 31, 2011. North America total revenue was negatively impacted by the divestiture of (i) AllBusiness.com, Inc.; (ii) Purisma Incorporated; and (iii) a small supply management company during the year ended December 31, 2012, all of which we reclassified as Divested and Other Businesses. Excluding the impact of the Divested and Other Businesses, core revenue decreased $12.5 million, or 1% (both before and after the effect of foreign exchange).
North America Customer Solution Sets
On a customer solution set basis, the $12.5 million decrease in core revenue for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflects:
Risk Management Solutions
For the year ended December 31, 2012, Risk Management Solutions decreased $29.1 million, or 4% (both before and after the effect of foreign exchange) primarily due to:

•	Lower revenue from non-DNBi subscription products, projects and DNBi modules. Budget constraints as customers continue to manage their spending in the current economic climate.
For the year ended December 31, 2012, Traditional Risk Management Solutions, which accounted for 69% of total North America Risk Management Solutions, decreased 2% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Lower revenue from non-DNBi subscription products as customers continue to manage their spending in the current economic climate;
partially offset by:

•
Year-over-year growth in our core DNBi subscription plans that excludes modules (see Value-Added Risk Management Solutions below for further discussion) enabled by our DNBi platform. The increase in core DNBi was driven by continued high retention, increased dollar spend from our existing customers and new product releases. We continue to see low to mid-single digit price increases with these customers when they renew these subscription plans.

For the year ended December 31, 2012, Value-Added Risk Management Solutions, which accounted for 23% of total North America Risk Management Solutions, decreased 8% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•
Lower purchases from existing customers of DNBi modules enabled by our DNBi platform, as customers' budgets were more focused towards our core DNBi products. DNBi modules are products that provide additional functionality to the core DNBi platform and spending on these products can be discretionary. With budgets under pressure, some customers are choosing to stay with the core DNBi product to handle their risk management needs, putting pressure on our module sales;

•	Lower customer spend in project business; and

•	A one-time benefit in the prior year due to revenue recognition on the existing customer set and the allocation of revenue in new arrangements using the best estimated selling price;

partially offset by:

•	Increased spending and usage by existing customers of our newest product offerings (e.g., D&B Direct).
For the year ended December 31, 2012, Supply Management Solutions, which accounted for 8% of total North America Risk Management Solutions, decreased 9% (both before and after the effect of foreign exchange), on a small base.
Sales & Marketing Solutions
For the year ended December 31, 2012, Sales & Marketing Solutions increased $17.8 million, or 5% (both before and after the effect of foreign exchange) primarily due to strong performance from our Value-Added products partially offset by a decline in Traditional Sales & Marketing Solutions.
For the year ended December 31, 2012, Traditional Sales & Marketing Solutions, which accounted for 24% of total North America Sales & Marketing Solutions, decreased 8% (9% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	Our decision to stop selling certain legacy products and convert the existing customer base as well as new prospects to Hoover's solutions; and

•	Decreased purchases from certain customers due to economic and budgetary pressures particularly in our education marketing business;

partially offset by:

•	Increased spending with new and existing customers.
For the year ended December 31, 2012, Value-Added Sales & Marketing Solutions, which accounted for 76% of total North America Sales & Marketing Solutions, increased 10% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Growth in our products (e.g., Optimizer) and increased previous commitments primarily related to growth in our Data as a Service or “DaaS” products (e.g., D&B360);
partially offset by:

•	A one-time benefit in the prior year due to revenue recognition on the existing customer set and the allocation of revenue in new arrangements using the best estimated selling price.

Internet Solutions

For the year ended December 31, 2012, Internet Solutions decreased $1.2 million, or 1% (both before and after the effect of foreign exchange) as a result of decreased advertising revenue, tight customer spending and competitive pressures. Most of the revenue is subscription based and given the current environment, we expect this trend to continue into 2013.

North America Operating Income

North America operating income for the year ended December 31, 2012 was $480.9 million, compared to $480.1 million for the year ended December 31, 2011, an increase of $0.8 million or less than 1%. The increase in operating income was primarily attributable to:

•	Lower compensation costs (e.g., bonus and commissions), professional fees and advertising expenses;
partially offset by:

•	A decrease in total revenue; and

•	Increased costs associated with our investments in the business (e.g., technology, data and sales training).
Year Ended December 31, 2011 vs. Year Ended December 31, 2010
North America Overview
North America total revenue decreased $15.6 million, or 1% (both before and after the effect of foreign exchange), for the year ended December 31, 2011 as compared to the year ended December 31, 2010. North America total revenue was negatively impacted by the divestiture of: (i) AllBusiness.com, Inc.; (ii) Purisma Incorporated; and (iii) a small supply management company during the year ended December 31, 2012, all of which we reclassified as Divested and Other Businesses. Excluding the impact of the Divested and Other Businesses, core revenue increased $23.5 million, or 2% (both before and after the effect of foreign exchange).
North America Customer Solution Sets
On a customer solution set basis, the $23.5 million increase in core revenue for the year ended December 31, 2011, as compared to the year ended December 31, 2010, reflects:
Risk Management Solutions
For the year ended December 31, 2011, Risk Management Solutions increased $3.0 million, or less than 1% (both before and after the effect of foreign exchange) primarily due to:

•	Year-over-year growth in our DNBi subscription plans. The increase in DNBi was driven by continued high retention and increased dollar spending for our existing customers;
partially offset by:

•	Lower revenue from non-subscription transaction products.
For the year ended December 31, 2011, Traditional Risk Management Solutions, which accounted for 68% of total North America Risk Management Solutions, decreased 1% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Lower revenue from non-subscription transaction products;
partially offset by:

•	Year-over-year growth in our DNBi subscription plans. The increase in DNBi was driven by continued high retention and increased dollar spend for our existing customers.

For the year ended December 31, 2011, Value-Added Risk Management Solutions, which accounted for 24% of total North America Risk Management Solutions, increased 2% (1% increase before and after the effect of foreign exchange). The increase was primarily due to:

•	A one-time benefit due to revenue recognition on the existing customer set and the allocation of revenue in new arrangements using the best estimated selling price; and

•	A shift in product mix from our Traditional Sales & Marketing Solutions to our Value-Added Risk Management Solutions;
partially offset by:

•
Decline in growth due to lack of innovation in Risk Management Solutions resulting from our strategic decision to move Risk Management Solution innovation to our state of the art application development center in Dublin, Ireland.

For the year ended December 31, 2011, Supply Management Solutions, which accounted for 8% of total North America Risk Management Solutions, increased 11% (both before and after the effect of foreign exchange), on a small base.
Sales & Marketing Solutions
For the year ended December 31, 2011, Sales & Marketing Solutions increased $8.7 million, or 2% (both before and after the effect of foreign exchange) primarily due to:

•	Broad growth in our products (e.g., Optimizer) and increased previous commitments primarily related to growth in our Data as a Service or “DaaS” products (e.g., D&B360); and

•	A one-time benefit due to revenue recognition on the existing customer set and the allocation of revenue in new arrangements using the best estimated selling price.
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
For the year ended December 31, 2011, Value-Added Sales & Marketing Solutions, which accounted for 72% of total North America Sales & Marketing Solutions, increased 11% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Broad growth in our products (e.g., Optimizer) and increased previous commitments primarily related to growth in our Data as a Service or “DaaS” products (e.g., D&B360); and

•	A one-time benefit due to revenue recognition on the existing customer set and the allocation of revenue in new arrangements using the best estimated selling price.
Internet Solutions
For the year ended December 31, 2011, Internet Solutions increased $11.8 million, or 11% (both before and after the effect of foreign exchange) as a result of increased customer acquisitions driven by our innovation at Hoover's, continued growth in our subscription revenue at Hoover's as customers see our improved value proposition and migration by certain customers from Traditional Sales & Marketing Solutions, partially offset by lower purchases of our internet advertising revenue.

North America Operating Income
North America operating income for the year ended December 31, 2011 was $480.1 million, compared to $452.2 million for the year ended December 31, 2010, an increase of $27.9 million, or 6%. The increase in operating income was primarily attributable to:

•	Costs in the prior year for the impairment of intangible assets related to our 2007 Purisma and 2009 Quality Education Data acquisitions;

•	Lower costs as a result of the divestiture of our North American Self Awareness Solution business; and

•	Lower costs as a result of our continuous reengineering efforts;
partially offset by:

•	A decrease in North America total revenue;

•	Increased investment expense; and

•	Impairment of intangible assets related to our AllBusiness.com, Inc. acquisition.
Asia Pacific
Asia Pacific represented 12%, 15% and 11% of our total revenue for the years ended December 31, 2012, 2011 and 2010 respectively.
During the year ended December 31, 2012, we completed the sale of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) our market research business in China, consisting of two joint venture companies, and (iii) a research and advisory services business in India. These businesses have been classified as “Divested and Other Businesses.”
In addition, we permanently ceased our Roadway business in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. Also, we have been reviewing certain allegations that we may have violated the FCPA and certain other laws in our China operations. We have voluntarily contacted the SEC and the DOJ to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee. This business has been classified as a “Divested and Other Businesses.”
These Divested and Other Businesses contributed 10%, 39% and 51% to our Asia Pacific total revenue for the year ended December 31, 2012, 2011 and 2010, respectively. See Note 14 and Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
Asia Pacific represented 11%, 10% and 6% of our core revenue for the years ended December 31, 2012, 2011 and 2010, respectively.
The following table presents our Asia Pacific revenue by customer solution set and Asia Pacific operating income. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue:

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in millions)
Revenue:
Risk Management Solutions	$147.5	$144.5	$72.4
Sales & Marketing Solutions	28.5	19.4	13.3
Internet Solutions	0.8	0.9	1.1
Asia Pacific Core Revenue	176.8	164.8	86.8
Divested and Other Businesses	18.7	103.5	91.0
Asia Pacific Total Revenue	$195.5	$268.3	$177.8
Operating Income (Loss)	$4.7	$16.8	$8.7

Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Asia Pacific Overview
Asia Pacific total revenue decreased $72.8 million, or 27% (both before and after the effect of foreign exchange), for the year ended December 31, 2012 as compared to the year ended December 31, 2011.
Asia Pacific total revenue was negatively impacted by (a) the divestiture of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India; and (b) the shut-down of our Roadway business, during the year ended December 31, 2012, all of which we reclassified as Divested and Other Businesses.
Asia Pacific total revenue was positively impacted by the acquisition of MicroMarketing which contributed four percentage points of growth before the impact of foreign exchange to total Asia Pacific revenue growth during the year ended December 31, 2012.
Excluding the impact of the Divested and Other Businesses, core revenue increased $12.0 million, or 7% (9% increase before the effect of foreign exchange) for the year ended December 31, 2012.
Asia Pacific Customer Solution Sets
On a customer solution set basis, the $12.0 million increase in Asia Pacific core revenue for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflects:
Risk Management Solutions
For the year ended December 31, 2012, Risk Management Solutions increased $3.0 million, or 2% (3% increase before the effect of foreign exchange) primarily due to:

•	Increased revenue from our commercial agreement to provide TSR Ltd. with global data for its Japanese customers, and to distribute TSR Ltd. data to the Worldwide Network; and

•	Increased collections revenue in our Australia market, primarily due to recovery from the prior year's natural disasters, which slowed-down collection activity in 2011;

partially offset by:

•
Decreased revenue in China, primarily due to the local Administration of Industry and Commerce having imposed stricter policies in the second quarter of 2012 which restricted our access to Chinese company financial statements; and

•	The negative impact of foreign exchange.

For the year ended December 31, 2012, Traditional Risk Management Solutions, which accounted for 91% of Asia Pacific Risk Management Solutions, increased 1% (both before and after the effect of foreign exchange). This increase was primarily due to:

•	Increased collections revenue in our Australia market, primarily due to recovery from the prior year’s natural disasters, which slowed-down collection activity in 2011; and

•	Increased revenue from our commercial agreement to provide TSR Ltd. with global data for its Japanese customers, and to distribute TSR Ltd. data to the Worldwide Network;
partially offset by:

•
Decreased revenue in China, primarily due to the local Administration of Industry and Commerce having imposed stricter policies in the second quarter of 2012 which restricted our access to Chinese company financial statements; and

•	The negative impact of foreign exchange.

For the year ended December 31, 2012, Value-Added Risk Management Solutions, which accounted for 9% of Asia Pacific Risk Management Solutions, increased 19% (both before and after the effect of foreign exchange). This increase was primarily due to increased revenue from our commercial agreement to provide TSR Ltd. with global data for its Japanese customers, and to distribute TSR Ltd. data to the Worldwide Network.
Sales & Marketing Solutions
For the year ended December 31, 2012, Sales & Marketing Solutions increased $9.1 million, or 47% (55% increase before the effect of foreign exchange) primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.
For the year ended December 31, 2012, Traditional Sales & Marketing Solutions, which accounted for 67% of Asia Pacific Sales & Marketing Solutions, increased 36% (45% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.
For the year ended December 31, 2012, Value-Added Sales & Marketing Solutions, which accounted for 33% of Asia Pacific Sales & Marketing Solutions, increased 77% (79% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.
Internet Solutions

For the year ended December 31, 2012, Internet Solutions decreased $0.1 million, or 10% (flat before the effect of foreign exchange), on a small base.

Asia Pacific Operating Income

Asia Pacific operating income for the year ended December 31, 2012 was $4.7 million, compared to operating income of $16.8 million for the year ended December 31, 2011, a decrease of $12.1 million, or 72%. The decrease was primarily due to:

•	An impairment charge in China related to our Roadway operations (see “Recent Developments” discussed above);
partially offset by:

•	Lower costs as a result of our reengineering efforts.
Year Ended December 31, 2011 vs. Year Ended December 31, 2010
Asia Pacific Overview
Asia Pacific total revenue increased $90.5 million, or 51% (43% increase before the effect of foreign exchange), for the year ended December 31, 2011 as compared to the year ended December 31, 2010.
Asia Pacific total revenue was positively impacted by the acquisitions of D&B Australia and MicroMarketing, which contributed thirty-seven percentage points of growth, before the impact of foreign exchange, to total Asia Pacific revenue growth, during the year ended December 31, 2011.
Asia Pacific total revenue was negatively impacted by a) the divestiture of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India; and (b) the shut-down of our Roadway business, in the first quarter of 2012, all of which we reclassified as Divested and Other Businesses.
Excluding the impact of the Divested and Other Businesses, core revenue increased $78.0 million, or 90% (82% increase before the effect of foreign exchange) for the year ended December 31, 2011.
Asia Pacific Customer Solution Sets
On a customer solution set basis, the $78.0 million increase in Asia Pacific core revenue for the year ended December 31, 2011, as compared to the year ended December 31, 2010, reflects:

Risk Management Solutions

For the year ended December 31, 2011, Risk Management Solutions increased $72.1 million, or 100% (90% increase before the effect of foreign exchange) primarily due to:

•	Increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010; and

•	Increased purchases by new and existing customer in certain of our markets.

For the year ended December 31, 2011, Traditional Risk Management Solutions, which accounted for 92% of Asia Pacific Risk Management Solutions, increased 106% (96% increase before the effect of foreign exchange). This increase was primarily due to:

•	Increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010;

•	The positive impact of foreign exchange; and

•	Increased purchases by new and existing customer in certain of our markets.
For the year ended December 31, 2011, Value-Added Risk Management Solutions, which accounted for 8% of Asia Pacific Risk Management Solutions, increased 49% (47% increase before the effect of foreign exchange). This increase was primarily due to increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010.
Sales & Marketing Solutions
For the year ended December 31, 2011, Sales & Marketing Solutions increased $6.1 million, or 45% (43% increase before the effect of foreign exchange) primarily due to increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010.
For the year ended December 31, 2011, Traditional Sales & Marketing Solutions, which accounted for 73% of Asia Pacific Sales & Marketing Solutions, increased 32% (30% increase before the effect of foreign exchange). This increase was primarily due to:

•	Increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010; and

•	The positive impact of foreign exchange.

For the year ended December 31, 2011, Value-Added Sales & Marketing Solutions, which accounted for 27% of Asia Pacific Sales & Marketing Solutions, increased 100% (91% increase before the effect of foreign exchange). This increase was primarily due to:

•	Increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010; and

•	The positive impact of foreign exchange.
Internet Solutions
For the year ended December 31, 2011, Internet Solutions decreased $0.2 million, or 15% (both before and after the effect of foreign exchange), on a small base.

Asia Pacific Operating Income
Asia Pacific operating income for the year ended December 31, 2011 was $16.8 million, compared to $8.7 million for the year ended December 31, 2010, an increase of $8.1 million, or 93%. The increase was primarily due to:

•	Increased revenue as a result of the acquisition of D&B Australia, which we consolidated in the fourth quarter of 2010 and related operating costs;
partially offset by:

•	An increase in data costs in certain of our Asia Pacific markets.
Europe and Other International Markets
Europe and Other International Markets represented 14% of our total revenue for each of the years ended December 31, 2012, 2011 and 2010.
Europe and Other International Markets represented 15% of our core revenue for each of the years ended December 31, 2012, 2011 and 2010.
There were no divestitures within this segment during the years ended December 31, 2012, 2011 and 2010. The following table presents our Europe and Other International Markets revenue by customer solution set and Europe and Other International Markets operating income:

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in millions)
Revenue:
Risk Management Solutions	$199.5	$200.3	$196.8
Sales & Marketing Solutions	39.8	40.8	37.4
Internet Solutions	2.6	2.3	2.2
Europe and Other International Markets Total and Core Revenue	$241.9	$243.4	$236.4
Operating Income	$68.8	$55.3	$62.9
Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Europe and Other International Markets Overview
Europe and Other International Markets total and core revenue decreased $1.5 million, or 1% (3% increase before the effect of foreign exchange), for the year ended December 31, 2012 as compared to the year ended December 31, 2011.
Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $1.5 million decrease in Europe and Other International Markets total and core revenue for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflects:
Risk Management Solutions
For the year ended December 31, 2012, Risk Management Solutions decreased $0.8 million, or flat (4% increase before the effect of foreign exchange) primarily due to:

•	The negative impact of foreign exchange;
partially offset by:

•	Increased usage of non-subscription transactional products; and

•	Year-over-year growth in our core DNBi subscription plans.

For the year ended December 31, 2012, Traditional Risk Management Solutions, which accounted for 80% of Europe and Other International Markets Risk Management Solutions, decreased 2% (2% increase before the effect of foreign exchange). This decrease was primarily due to:

•	The negative impact of foreign exchange; and
partially offset by:

•	Increased usage of non-subscription transactional products;

•	Year-over-year growth in our core DNBi subscription plans.

For the year ended December 31, 2012, Value-Added Risk Management Solutions, which accounted for 18% of Europe and Other International Markets Risk Management Solutions, increased 4% (8% increase before the effect of foreign exchange). This increase was primarily due to:

•	Increased purchases by our customers of new project-oriented business in certain of our European markets;

partially offset by:

•	The negative impact of foreign exchange; and

•	Decreased revenue primarily due to competitive pressures in a certain European market.
For the year ended December 31, 2012, Supply Management Solutions, which accounted for 2% of Europe and Other International Markets Risk Management Solutions, increased 22% (33% increase before the effect of foreign exchange), on a small base.
Sales & Marketing Solutions
For the year ended December 31, 2012, Sales & Marketing Solutions decreased $1.0 million, or 3% (flat before the effect for foreign exchange) primarily due to the negative impact of foreign exchange.
For the year ended December 31, 2012, Traditional Sales & Marketing Solutions, which accounted for 64% of Europe and Other International Markets Sales & Marketing Solutions, decreased 5% (3% decrease before the effect of foreign exchange). This decrease was primarily due to:

•	A decrease in purchases by our customers of our project-oriented business; and

•	The negative impact of foreign exchange.
For the year ended December 31, 2012, Value-Added Sales & Marketing Solutions, which accounted for 36% of Europe and Other International Markets Sales & Marketing Solutions, increased 2% (5% increase before the effect of foreign exchange). This increase was primarily due to increased sales to our existing customer base in certain of our markets despite the difficult macroeconomic environment.
Internet Solutions

For the year ended December 31, 2012, Internet Solutions increased $0.3 million, or 16% (18% increase before the effect of foreign exchange), on a small base.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the year ended December 31, 2012 was $68.8 million, compared to $55.3 million for the year ended December 31, 2011, an increase of $13.5 million, or 25%, primarily due to:

•	Decreased operating expenses (e.g., compensation, travel related expenses, etc.); and

•	Lower costs as a result of our reengineering efforts;

partially offset by:

•	A decrease in total revenue.
Year Ended December 31, 2011 vs. Year Ended December 31, 2010
Europe and Other International Markets Overview
Europe and Other International Markets total and core revenue increased $7.0 million, or 3% (1% decrease before the effect of foreign exchange), for the year ended December 31, 2011 as compared to the year ended December 31, 2010.
Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $7.0 million increase in Europe and Other International Markets total and core revenue for the year ended December 31, 2011, as compared to the year ended December 31, 2010, reflects:
Risk Management Solutions
For the year ended December 31, 2011, Risk Management Solutions increased $3.5 million, or 2% (2% decrease before the effect of foreign exchange) primarily due to:

•	The positive impact of foreign exchange; and

•	Increased purchases by our customers of new project-oriented business in certain of our European markets;
partially offset by:

•	Lower transactional volumes as well as slower customer penetration for our ratable subscription products (e.g., DNBi) in certain of our markets, primarily in our UK market.
For the year ended December 31, 2011, Traditional Risk Management Solutions, which accounted for 81% of Europe and Other International Markets Risk Management Solutions, decreased 1% (4% decrease before the effect of foreign exchange). This decrease was primarily due to:

•	Lower transactional volumes as well as slower customer penetration for our ratable subscription products (e.g., DNBi) in certain of our markets, primarily in our UK market.
partially offset by:

•	The positive impact of foreign exchange.

For the year ended December 31, 2011, Value-Added Risk Management Solutions, which accounted for 18% of Europe and Other International Markets Risk Management Solutions, increased 13% (8% increase before the effect of foreign exchange). This increase was primarily due to:

•	Increased purchases by our customers of new project-oriented business; and

•	The positive impact of foreign exchange.
For the year ended December 31, 2011, Supply Management Solutions, which accounted for 1% of Europe and Other International Markets Risk Management Solutions, increased 13% (7% increase before the effect of foreign exchange), on a small base.
Sales & Marketing Solutions
For the year ended December 31, 2011, Sales & Marketing Solutions increased $3.4 million, or 9% (6% increase before the effect of foreign exchange) primarily due to:

•	Increased purchases in our UK market from our existing customer base; and

•	The positive impact of foreign exchange.

For the year ended December 31, 2011, Traditional Sales & Marketing Solutions, which accounted for 65% of Europe and Other International Markets Sales & Marketing Solutions, increased 18% (15% increase before the effect of foreign exchange). This increase was primarily due to increased purchases in our UK market from our existing customer base.
For the year ended December 31, 2011, Value-Added Sales & Marketing Solutions, which accounted for 35% of Europe and Other International Markets Sales & Marketing Solutions, decreased 4% (7% decrease before the effect of foreign exchange), on a small base.
Internet Solutions
For the year ended December 31, 2011, Internet Solutions increased $0.1 million, or 2% (2% decrease before the effect of foreign exchange) on a small base.
Europe and Other International Markets Operating Income
Europe and Other International Markets operating income for the year ended December 31, 2011 was $55.3 million, compared to $62.9 million for the year ended December 31, 2010, a decrease of $7.6 million, or 12%, primarily due to:

•	Increased operating expenses (e.g., data costs); and

•	Higher year-over-year depreciation and amortization related to the roll-out of DNBi;
partially offset by:

•	An decrease in revenue.
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
Fair Value Hedges
For interest rate derivative instruments that are designated and qualify as a fair value hedge, we assess quarterly whether the interest rate swaps are highly effective in offsetting changes in the fair value of the hedged debt. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of “Other Income (Expense) – Net” in our consolidated statement of operations and comprehensive income. The effectiveness of the hedge is monitored on an ongoing basis for hedge accounting purposes, and if the hedge is considered ineffective, we discontinue hedge accounting prospectively.

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (“the 2015 notes”). In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges was to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions have been accounted for as fair value hedges. We have recognized the gain or loss on the derivative instruments, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense) – Net” in our consolidated statement of operations and comprehensive income.
In March 2012, in connection with our objective to manage exposure to interest rate changes and our policy to manage our fixed and floating-rate debt mix, the interest rate derivatives discussed in the previous paragraph were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $1.1 million of amortization was recorded from the swap termination date through December 31, 2012, resulting in a balance of $3.8 million in our consolidated balance sheet at December 31, 2012.
Approximately $5.8 million of derivative gains offset by a $5.8 million loss on the fair value adjustment related to the hedged debt were recorded for the year ended December 31, 2011. Approximately $1.5 million of derivative losses offset by a $1.4 million gain on the fair value adjustment related to the hedged debt were recorded for the year ended December 31, 2010.
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
On January 30, 2008, we entered into interest rate derivative transactions with an aggregate notional amount of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in AOCI. In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a loss and a payment of $8.5 million on March 28, 2008, the date of termination. The March 28, 2008 payment had been recorded in AOCI and has been amortized over the life of the 2013 notes. In connection with the redemption of the 2013 notes in December 2012, the remaining unamortized portion of the loss in the amount of $0.3 million was recorded to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. In addition, with the redemption of the 2013 notes in December 2012, the remaining unamortized underwriting and other fees in the amount of $0.1 million was recorded to "Other Income (Expense) – Net" in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these interest rate swaps as cash flow hedges against variability in cash flows related to our then-existing $650 million revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in the fair value of the hedges were recorded in other comprehensive income. In connection with the termination of our former $650 million revolving credit facility, these interest rate derivative transactions were terminated, resulting in an acceleration of payments otherwise due under the instruments of $0.3 million on October 25, 2011, the $650 million revolving credit facility termination date, and were recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income at December 31, 2011.
A 100 basis point increase/decrease in the weighted average interest rate on our outstanding debt subject to rate variability would result in incremental increase/decrease in annual interest expense of approximately $2.4 million and $0.9 million, respectively, at December 31, 2012.

Foreign Exchange Risk Management
We have numerous offices in various countries outside North America and conduct operations in various countries through minority equity investments and strategic relationships with local providers. Our operations outside North America generated approximately 26% and 29% of our total revenue for the years ended December 31, 2012 and 2011, respectively. Approximately 42% of our assets for each of the years ended December 31, 2012 and 2011 were located outside of the U.S.
Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We use short-term, foreign exchange forward and option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro and Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions are recorded in “Other Income (Expense) – Net” in our consolidated statement of operations and comprehensive income and are essentially offset by the losses and gains on the underlying foreign currency transactions.
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
At December 31, 2012 and 2011, we did not have any foreign exchange options contracts outstanding. At December 31, 2012 and 2011, the notional amounts of our foreign exchange contracts were $300.7 million and $352.6 million, respectively.
Realized gains and losses associated with these contracts were $20.4 million and $14.3 million, respectively, at December 31, 2012; $17.3 million and $18.6 million, respectively, at December 31, 2011; and $29.3 million and $26.2 million, respectively, at December 31, 2010. Unrealized gains and losses associated with these contracts were less than $0.1 million and $0.4 million, respectively, at December 31, 2012; $0.7 million and $0.7 million, respectively, at December 31, 2011; and $0.4 million and $0.9 million, respectively, at December 31, 2010.
If exchange rates were to increase, on average, 10% from year-end levels, the unrealized loss on our foreign exchange forward contracts would be approximately $27.4 million, excluding the expected gain on the underlying hedged item. If exchange rates on average were to decrease 10% from year-end levels, the unrealized gain on our foreign exchange forward contracts would be approximately $27.4 million, excluding the expected loss on the underlying hedged item. However, the estimated potential gain and loss on these contracts would substantially be offset by changes in the dollar equivalent value of the underlying hedged items.
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
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (twelve months or less), including restructuring charges, transition costs, our capital investments, contractual obligations and contingencies (see Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases. Such borrowings would be supported by our $800 million revolving credit facility, when needed. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and the ultimate resolution of issues arising from the investigations regarding potential FCPA violations in our China operations and future results of operations.
At December 31, 2012 and December 31, 2011, we had an $800 million revolving credit facility which expires in October 2016. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. We were in compliance with these revolving credit facility financial covenants at December 31, 2012 and December 31, 2011.
As of December 31, 2012, $110.9 million of our $149.1 million cash and cash equivalents on the consolidated balance sheet was held by our foreign operations. While a portion of the $110.9 million foreign cash and cash equivalents balance is potentially available for remittance to the United States, we generally maintain these balances within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. See Note 5 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for information pertaining to our income tax liabilities.
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
Cash Provided by Operating Activities

Net cash provided by operating activities was $357.8 million, $312.9 million and $319.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Year ended December 31, 2012 vs. Year Ended December 31, 2011
Net cash provided by operating activities increased by $44.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was primarily driven by:

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses; and

•	Timing of payments as compared to 2011 (e.g., early pay discounts that we took advantage of in 2011);
partially offset by:

•	Increased net tax payments as compared to prior year.

Year ended December 31, 2011 vs. Year Ended December 31, 2010
Net cash provided by operating activities decreased by $6.5 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. This decrease was primarily driven by:

•	Increased tax payments;

•	Increased spend related to our Strategic Technology Investment or MaxCV; and

•	Timing of payments (e.g., early pay discounts that we took advantage of in 2011);
partially offset by:

•	Increased net income of our underlying business excluding the impact of non-cash gains and losses; and

•	Lower interest payments due to lower average interest rates and lower amounts of average debt outstanding.
Cash Used in Investing Activities
Net cash used in investing activities was $59.0 million, $73.4 million and $253.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Year ended December 31, 2012 vs. Year Ended December 31, 2011
Net cash used in investing activities decreased by $14.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. This decrease was primarily driven by:

•
During the year ended December 31, 2012, we did not have any acquisitions, as compared to the year ended December 31, 2011, during which we spent approximately $13.5 million on acquisitions of businesses, net of cash acquired. See Note 4 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information;

•	A reimbursement of proceeds related to a divested business in the prior year;

•
Cash settlements of our foreign currency contracts for our hedged transactions resulted in cash inflows of $6.0 million for the year ended December 31, 2012, as compared to cash outflows of $1.0 million for the year ended December 31, 2011; and

•
Proceeds primarily related to the sale of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) Purisma Incorporated; (iii) our market research business in China, consisting of two joint venture companies; (iv) AllBusiness.com, Inc.; and (v) a research and advisory services business in India. See Note 17 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information;

partially offset by:

•	An increase in additions to computer software and other intangibles (e.g., Strategic Technology Investment or MaxCV).

Year ended December 31, 2011 vs. Year Ended December 31, 2010
Net cash used in investing activities decreased by $180.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. This decrease primarily reflects the following activities:

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
Cash Used in Financing Activities
Net cash used in financing activities was $235.9 million, $238.0 million and $192.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. As set forth below, these change primarily relate to contractual obligations, share repurchases, stock-based programs and dividends.

Contractual Obligations
Debt
In December 2012, we issued senior notes with a face value of $450 million that mature on December 1, 2017 (the “2017 notes”), bearing interest at a fixed annual rate of 3.25%, payable semi-annually. In addition, in December 2012, we issued senior notes with a face value of $300 million that mature on December 1, 2022 (the “2022 notes”), bearing interest at a fixed annual rate of 4.375%, payable semi-annually. The proceeds were used in December 2012 to repay borrowings outstanding under our revolving credit facility and retire our then outstanding $400 million senior notes bearing interest at a fixed annual rate of 6.00%, which had a maturity date of April 1, 2013 (the “2013 notes”). In connection with the redemption of the 2013 notes, we recorded a premium of $5.4 million to “Other Income (Expense)-Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the “2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50% which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million as “Other Income (Expense)-Net” in our consolidated statement of operations and comprehensive income.

Credit Facility
At December 31, 2010, we had a $650 million, five-year bank revolving credit facility, which was to expire in April 2012. On October 25, 2011, we terminated the facility and simultaneously entered into a new $800 million five-year bank revolving credit facility which expires in October 2016. Borrowings under the $800 million credit facility were available at prevailing short-term interest rates. At December 31, 2012 and December 31, 2011, we had $240.2 million and $259.4 million, respectively, of borrowings outstanding under the $800 million revolving credit facility. At December 31, 2011, we had $272.0 million of borrowings outstanding under the $650 million credit facility. We borrowed under the $800 million revolving credit facility from time-to-time during the year ended December 31, 2012 to supplement the timing of receipts in order to fund our working capital needs and share repurchases.
Share Repurchases
During the year ended December 31, 2012, we repurchased 6,837,190 shares of common stock for $508.0 million. The share repurchases were comprised of the following programs:

•
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon the completion of our previous $200 million share repurchase program. We repurchased 6,483,144 shares of common stock for $480.1 million under this share repurchase program during the year ended December 31, 2012. We anticipate that this program will be completed by mid-2014.

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 354,046 shares of common stock for $27.9 million under this share repurchase program during the year ended December 31, 2012. This repurchase program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014.

During the year ended December 31, 2011, we repurchased 2,613,701 shares of common stock for $185.4 million. The share repurchases were comprised of the following programs:

•
In October 2011, our Board of Directors approved a $500 million share repurchase program, which commenced in November 2011. We repurchased 435,770 shares of common stock for $29.8 million under this share repurchase program during the year ended December 31, 2011. We anticipate that this program will be completed by mid-2014;

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

During the year ended December 31, 2010, we repurchased 1,792,107 shares of common stock for $134.8 million. The share repurchases were comprised of the following programs:

•
In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009. We repurchased 1,108,148 shares of common stock for $81.0 million under this share repurchase program during the year ended December 31, 2010. This program was completed in November 2011;

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 26,621 shares of common stock for $2.0 million under this share repurchase program during the year ended December 31, 2010. This repurchase program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014; and

•
In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 657,338 shares of common stock for $51.8 million under this program during the year ended December 31, 2010. This program expired in August 2010.

Stock-based Programs

Net proceeds from stock-based awards during the years ended December 31, 2012, 2011 and 2010 were $20.1 million, $29.6 million and $8.1 million, respectively. The decrease for the year ended December 31, 2012, as compared to the year ended December 31, 2011 was attributed to a decrease in the volume of stock option exercises. The increase for the year ended December 31, 2011, as compared to the year ended December 31, 2010 was attributed to an increase in the volume of stock options exercises.
Dividends

The total amount of dividends paid during the years ended December 31, 2012, 2011 and 2010 was $69.0 million, $70.4 million and $70.0 million, respectively.
Future Liquidity—Sources and Uses of Funds
Contractual Cash Obligations

Contractual Obligations(a)	Total	2013	2014	2015	2016	2017	Thereafter	All Other
	(Amounts in millions)
Long-Term Debt(1)	$1,531.7	$39.3	$39.3	$339.3	$270.4	$477.8	$365.6	$—
Operating Leases(2)	$129.6	$28.5	$24.6	$21.3	$18.9	$7.8	$28.5	$—
Obligations to Outsourcers(3)	$316.5	$123.4	$106.3	$60.7	$24.6	$1.5	$—	$—
Pension and Other Postretirement Benefits Payments/Contributions(4)	$712.6	$26.2	$53.7	$54.6	$51.9	$47.6	$478.6	$—
Spin-Off Obligation(5)	$1.6	$1.6	$—	$—	$—	$—	$—	$—
Unrecognized Tax Benefits(6)	$117.5	$—	$—	$—	$—	$—	$—	$117.5
(a) Because their future cash flows are uncertain, other noncurrent liabilities are excluded from the table.
(1) Primarily represents: i) our senior notes with a face value of $300 million that mature in November 2015, net of a fair value adjustment which increased the liability by $3.8 million partially offset by a discount of $0.6 million, bearing interest at a fixed annual rate of 2.875%, payable semi-annually; ii) our senior notes with a face value of $450 million that mature in December 2017, net of a discount of a less than $0.1 million, bearing interest at a fixed annual rate of 3.25%, payable semi-annually; iii) our senior notes with a face value of $300 million that mature in December 2022, net of a discount of $2.9 million, bearing interest at a fixed annual rate of 4.375%, payable semi-annually; and iv) borrowings outstanding under our bank credit facility which expires in October 2016 at prevailing short-term interest rates. Amounts include the interest expense portion that would be due on our future obligations. The interest rate on our senior notes is presented using the stated interest rate. Interest expense on our bank revolving credit facility is estimated using the rate in effect as of December 31, 2012.
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
(3) Acxiom Corporation
In July 2006, we signed a four-year North American product and technology outsourcing agreement with Acxiom in order to significantly increase the speed, data processing capacity and matching capabilities we provide our global sales and marketing customers. In August 2008, we entered into a 65 month agreement that will expand our service capabilities, enhance customer experience and accelerate the migration of the remaining existing D&B fulfillment processes for our European markets to Acxiom. In November 2008, we extended the term of the North American outsourcing agreement through 2011.
In December 2011, a three-year agreement was reached to further extend the North American product and technology outsourcing agreement until the end of 2014. Payments over the extended contract term will aggregate to approximately $26 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.
In May 2009, and as part of our ongoing Financial Flexibility initiatives, we entered into another agreement with Acxiom to provide certain infrastructure management services that were formerly provided by Computer Sciences Corporation ("CSC"). These services include data center operations, technology help desk and network management functions. The agreement originally had an initial term ending in October 2014 and included the right to extend the agreement under the same terms for up to a maximum period of three years after the expiration of the original term. In 2010, we signed an infrastructure outsourcing agreement for data center operations, technology help desk and network management functions in Ireland. In 2010, we entered into two amendments with Acxiom extending the initial terms of both agreements by a total of eight months until June 2015. We retain the right to extend the agreement for up to three years after the expiration of this amended term. In the fourth quarter of 2012, we notified Acxiom of our intent to terminate certain data center and technology infrastructure support services. This was done in connection with our desire to insource certain technology functions in which it is both performance and financially beneficial. These agreements provide for typical adjustments due to changes in volume, inflation and incremental project work. Payments over these contract terms will aggregate to approximately $390 million.
In May 2011, we signed a five-year development and support agreement with Acxiom to provide data management services. This agreement is related to our Strategic Technology Investment or MaxCV and totals approximately $28 million over the term of the agreement. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.
We incurred costs of approximately $90 million, $88 million and $93 million under all Acxiom agreements for the years ended December 31, 2012, 2011 and 2010, respectively. Total payments to Acxiom over the remaining terms of all contracts will aggregate to approximately $200 million.
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
After the first three years of service by Convergys, we have the right to terminate for convenience any or all of the services provided under the agreements upon one hundred eighty days prior written notice, and without incurring a termination fee. We incurred costs of approximately $20 million and $8 million for the years ended December 31, 2012 and 2011, respecitvely. Total payments to Convergys over the remaining terms of the above contracts will aggregate to approximately $74 million.
International Business Machines
In October 2004, we signed a seven-year outsourcing agreement with International Business Machines (“IBM”). Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery and customer service to IBM. By August 2010, our data acquisition, delivery and customer services performed by IBM for our European countries were terminated. Additionally, by October 2011 our customer contact center services for the United States were terminated as a result of our transition to CCMG. As of December 31, 2012, the services that are still to be provided by IBM are primarily limited delivery services for our North American customers.
In August 2012, we signed an amendment with IBM extending the term of the limited delivery services for our North American customers until January 2017. Payments over the contract term will aggregate approximately $15 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.
We incurred costs of approximately $3 million, $10 million and $19 million for the years ended December 31, 2012, 2011 and 2010, respectively, under this agreement.
(4) Represents projected contributions to our U.S. Qualified (estimated at approximately $20 million, on average, per year for the next four years, commencing in 2014) and Non-U.S. defined benefit plans as well as projected benefit payments related to our unfunded plans, including the U.S. Non-Qualified Plans and our postretirement benefit plan. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of 2012 and include benefits attributable to estimated future employee service. A closed group approach is used in calculating the projected benefit payments, assuming only the participants who are currently in the valuation population are included in the projection and the projected benefits continue for up to approximately 99 years.
(5) In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the Internal Revenue Service (“IRS”) issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2011 consistent with the IRS rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2008 to 2010 of approximately $1.6 million in the aggregate for such years. This liability was reduced from $20.5 million at December 31, 2011 to $1.6 million during the first quarter of 2012 due to expiration of the statute of limitations. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate, which represented the incremental tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS rulings. In February 2011, we paid Moody’s an additional sum of approximately $2.5 million, for tax years 2003-2005. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $1.6 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings. We will no longer report on this matter.
(6) We have a total amount of unrecognized tax benefits of $100.7 million for the year ending December 31, 2012. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $117.5 million. As we cannot make reliable estimates regarding the timing of the cash flows by period, we have included unrecognized tax benefits within the “All Other” column in the table above.
Capital Structure
Every year we examine our capital structure and review our liquidity and funding plans. During 2013, in connection with our focus on our Total Shareholder Return, we anticipate continued share repurchases and cash dividends.
We believe that cash provided by operating activities, supplemented from time-to-time as needed with readily available financing arrangements, is sufficient to meet our short-term needs, including the cash cost of restructuring charges, transition costs, our capital investments, contractual obligations and contingencies, excluding the legal matters identified herein for which exposures cannot be estimated. See Note 13 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
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
Share Repurchases
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of the previous $200 million share repurchase program. During the year ended December 31, 2012, we repurchased 6,483,144 shares of common stock for $480.1 million under this share repurchase program leaving $490.1 million remaining under this program as of December 31, 2012. We anticipate that this program will be completed by mid-2014.
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP. During the year ended December 31, 2012, we repurchased 354,046 shares of common stock for $27.9 million under this share repurchase program with 3,821,520 shares of common stock remaining under this program as of December 31, 2012. This program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014.
Dividends
In February 2013, we approved the declaration of a dividend of $0.40 per share of common stock for the first quarter of 2013. This cash dividend will be payable on March 14, 2013 to shareholders of record at the close of business on February 27, 2013.
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

Pension Plan and Postretirement Benefit Plan Contribution Requirements
For financial statement reporting purposes, the funded status of our pension plans, as determined in accordance with GAAP, had a deficit of $315.7 million, $278.8 million and $58.8 million for the U.S. Qualified Plan, the U.S. Non-Qualified Plans and the non-U.S. plans, respectively, at December 31, 2012, as compared to a deficit of $290.0 million, $266.2 million and $33.2 million for the U.S. Qualified Plan, the U.S. Non-Qualified Plans and the non-U.S. plans, respectively, at December 31, 2011. The deterioration in the funded status of our plans was primarily due to a higher projected benefit obligation at December 31, 2012 which was driven by a lower discount rate, partially offset by better asset performance in 2012 for our U.S. Qualified Plan. See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
During fiscal 2012, we were not required to make contributions to the U.S. Qualified Plan, the largest of our six plans, under funding regulations associated with the Pension Protection Act of 2006 (“PPA 2006”) as the plan was considered “fully funded” for the 2011 plan year. We do not expect to make any contributions to the U.S. Qualified Plan in fiscal 2013 for the 2012 plan year. Final funding requirements for fiscal 2013 were determined based on our January 2013 funding actuarial valuation.
We expect to continue to make cash contributions to our other pension plans during 2013. The expected 2013 contribution is approximately $22.0 million, compared to $31.8 million in 2012. In addition, we expect to make benefit payments related to our postretirement benefit plan of approximately $5.0 million during 2013, compared to $2.8 million in 2012. See the Contractual Cash Obligations table above for projected contributions and benefit payments beyond 2012.
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
We do not have any related party transactions as of December 31, 2012.
Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired.
During the first quarter of 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on this investigation. We determined that the new cost basis of intangible assets, prepaid costs and software is zero based on Level III inputs (see Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the level inputs) to measure fair value, as market data of these assets are not readily available. We wrote down the accounts receivable to its realizable value based on the probability of collecting from the customer accounts. Of the $12.9 million impairment charge, $4.1 million was included in “Operating Costs” and $8.8 million was included in “Selling and Administrative Expenses” in our Asia Pacific segment.
As of December 31, 2012, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension funds.

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

•	The effectiveness of our technology investments and our ability to maintain sufficient investment in a technology infrastructure that assists us in achieving our strategic goals;

•	Risks associated with potential violations of the Foreign Corrupt Practices Act and similar laws, and any consequences of the investigations of our China operations;

•	Demand for our products is subject to intense competition, changes in customer preferences and economic conditions which impact customer behavior;

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

•
Our ability to renew large contracts, including from various government institutions, the related revenue recognition and the timing thereof, or a shift in product mix, or a significant decrease in government spending, may impact our results of operations from period-to-period;

•
As a result of the macro-economic challenges currently affecting the global economy, our customers or vendors may experience problems with their earnings, cash flow, or both. This may cause our customers to delay, cancel or significantly decrease their purchases from us and impact their ability to pay amounts owed to us. In addition, our vendors may substantially increase their prices without notice. Such behavior may materially, adversely affect our earnings and cash flow. In addition, if economic conditions in the United States, including any possible impact of efforts to balance government deficits, and/or other key markets deteriorate further or do not show improvement, we may experience material adverse impacts to our business, operating results and/or access to credit markets;

•
Our results are subject to the effects of foreign economies, exchange rate fluctuations, legislative or regulatory requirements, such as the adoption of new or changes in accounting policies and practices, including pronouncements by the Financial Accounting Standards Board or other standard setting bodies, the implementation or modification of fees or taxes that we must pay to acquire, use, and/or redistribute data, and the evolving standards of emerging markets in which we operate. Future laws or regulations with respect to the collection, compilation, use and/ or publication of information and adverse publicity or litigation concerning the commercial use of such information, or changes in the rules governing the operation of the Internet, could have a material adverse effect on our business and financial results;

•
Our ability to acquire and successfully integrate other complementary businesses, products and technologies into our existing business, without significant disruption to our existing business or to our financial results;

•
The continued adherence by third-party members of our D&B Worldwide Network, or other third parties who license and sell under the D&B name, to our quality standards, our brand and communication standards and to the terms and conditions of our commercial services arrangements, and the renewal by third-party members of the D&B Worldwide Network of their agreements with D&B;

•
The profitability of our international businesses depends on our ability to identify and execute on various initiatives, such as successfully managing our D&B Worldwide Network, enforcing agreements, collecting receivables and protecting assets in non-U.S. legal systems, complying with the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws in all jurisdictions, and our ability to identify and contend with various challenges present in foreign markets, such as local competition and the availability of public records at no cost, or the adoption of new laws or regulations governing the collection, compilation, use and/or publication of information, particularly in emerging markets;

•	Our future success requires that we attract and retain qualified personnel, including members of our sales force and technology teams, in regions throughout the world;

•
Our ability to successfully implement our growth strategy requires that we successfully reduce our expense base through our Financial Flexibility initiatives, and reallocate certain of the expense-base reductions into initiatives that produce revenue growth;

•	Our ability to fund our obligations under our retirement and post retirement pension plans which are subject to financial market risks;

•	We are involved in various legal proceedings, the outcomes of which are unknown and uncertain with respect to the impact on our cash flow and profitability;

•	Our ability to repurchase shares is subject to market conditions, including trading volume in our stock, and our ability to repurchase shares in accordance with applicable securities laws; and

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth under the caption "Market Risk" in Item 7. of this Annual Report on Form 10-K.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, cash flows, and shareholders' equity (deficit) present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting on page 71. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, NY
February 28, 2013

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2012	2011	2010
	(Amounts in millions, except per share data)
Revenue	$1,663.0	$1,758.5	$1,676.6
Operating Expenses	521.0	587.1	557.7
Selling and Administrative Expenses	602.2	643.4	626.9
Depreciation and Amortization	78.3	81.1	68.1
Restructuring Charge	29.4	22.1	14.8
Operating Costs	1,230.9	1,333.7	1,267.5
Operating Income	432.1	424.8	409.1
Interest Income	0.8	1.5	2.1
Interest Expense	(39.5)	(37.0)	(46.0)
Other Income (Expense) – Net	(15.1)	(21.2)	22.7
Non-Operating Income (Expense) – Net	(53.8)	(56.7)	(21.2)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	378.3	368.1	387.9
Less: Provision for Income Taxes	83.1	109.2	137.9
Equity in Net Income of Affiliates	1.3	1.3	0.9
Net Income	296.5	260.2	250.9
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(1.0)	0.1	1.2
Net Income Attributable to D&B	$295.5	$260.3	$252.1
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$6.47	$5.31	$5.03
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$6.43	$5.28	$4.98
Weighted Average Number of Shares Outstanding-Basic	45.6	48.9	49.9
Weighted Average Number of Shares Outstanding-Diluted	46.0	49.3	50.4
Cash Dividend Paid Per Common Share	$1.52	$1.44	$1.40
Other Comprehensive Income, Net of Tax
Net Income (from above)	$296.5	$260.2	$250.9
Foreign Currency Translation Adjustments, no Tax Impact	17.1	(7.5)	(0.3)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (Expense) (1)	(6.4)	(5.8)	0.9
Net Loss, Net of Tax Income (Expense) (2)	(56.2)	(116.6)	(1.4)
Derivative Financial Instruments, (3)	0.1	3.0	—
Comprehensive Income, Net of Tax	251.1	133.3	250.1
Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest	(1.0)	1.4	0.8
Comprehensive Income Attributable to D&B	$250.1	$134.7	$250.9

(1)	Net of Tax Income (Expense) of $3.1 million, $3.8 million and $(7.8) million during the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	Net of Tax Income (Expense) of $27.2 million, $76.6 million and $15.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.
(3) Net of Tax Income (Expense) of $(1.9) million during the year ended December 31, 2012. No tax impact during the years ended December 31, 2011 and 2010.
The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$149.1	$84.4
Accounts Receivable, Net of Allowance of $27.3 at December 31, 2012 and $17.1 at December 31, 2011	514.3	507.5
Other Receivables	6.5	5.7
Prepaid Taxes	—	1.5
Deferred Income Tax	26.3	32.1
Other Prepaids	46.8	55.1
Assets Held for Sale	—	32.7
Other Current Assets	4.4	7.9
Total Current Assets	747.4	726.9
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $81.2 at December 31, 2012 and $83.1 at December 31, 2011	40.6	45.7
Computer Software, Net of Accumulated Amortization of $431.9 at December 31, 2012 and $409.9 at December 31, 2011	140.9	127.6
Goodwill	611.1	598.4
Deferred Income Tax	247.8	243.1
Other Receivables	47.1	58.4
Other Intangibles (Note 15)	99.3	116.1
Other Non-Current Assets	57.6	60.9
Total Non-Current Assets	1,244.4	1,250.2
Total Assets	$1,991.8	$1,977.1
LIABILITIES
Current Liabilities
Accounts Payable	$40.9	$36.4
Accrued Payroll	96.5	117.4
Accrued Income Tax	9.5	17.7
Liabilities Held for Sale	—	29.1
Short-Term Debt	0.2	1.1
Other Accrued and Current Liabilities (Note 15)	118.9	153.6
Deferred Revenue	610.7	598.2
Total Current Liabilities	876.7	953.5
Pension and Postretirement Benefits	668.3	604.0
Long-Term Debt	1,290.7	963.9
Liabilities for Unrecognized Tax Benefits	105.9	129.5
Other Non-Current Liabilities	64.5	66.4
Total Liabilities	3,006.1	2,717.3
Contingencies (Note 13)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	261.7	239.0
Retained Earnings	2,405.5	2,179.3
Treasury Stock, at cost, 40.6 shares at December 31, 2012 and 34.2 shares at December 31, 2011	(2,833.3)	(2,356.3)
Accumulated Other Comprehensive Income (Loss)	(852.1)	(806.7)
Total D&B Shareholders’ Equity (Deficit)	(1,017.4)	(743.9)
Noncontrolling Interest	3.1	3.7
Total Equity (Deficit)	(1,014.3)	(740.2)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,991.8	$1,977.1
The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$296.5	$260.2	$250.9
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	78.3	81.1	68.1
Amortization of Unrecognized Pension Loss	23.5	14.6	12.2
(Gain) Loss from Sales of Business / Investments	(6.1)	11.7	(23.9)
Impairment of Assets	16.1	3.3	20.4
Settlement Charge Related to Legacy Pension Obligation	—	5.1	—
Income Tax Benefit from Stock-Based Awards	7.0	12.2	9.2
Excess Tax Benefit on Stock-Based Awards	(2.2)	(5.8)	(3.2)
Equity Based Compensation	10.6	12.4	18.3
Restructuring Charge	29.4	22.1	14.8
Restructuring Payments	(28.2)	(19.7)	(19.9)
Deferred Income Taxes, Net	4.9	11.7	25.7
Accrued Income Taxes, Net	(32.0)	(7.5)	24.7
Changes in Current Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(14.4)	(12.0)	(31.3)
Decrease (Increase) in Other Current Assets	9.0	(15.9)	(9.4)
Increase (Decrease) in Deferred Revenue	8.9	1.0	46.6
Increase (Decrease) in Accounts Payable	3.8	2.0	(7.9)
(Decrease) Increase in Accrued Liabilities	(30.6)	(20.7)	13.9
Increase (Decrease) in Other Accrued and Current Liabilities	(3.7)	(1.5)	(5.4)
Changes in Non-Current Assets and Liabilities:
(Increase) Decrease in Other Long-Term Assets	27.8	16.6	(27.7)
Net Increase (Decrease) in Long-Term Liabilities	(42.8)	(61.3)	(58.6)
Net, Other Non-Cash Adjustments	2.0	3.3	1.9
Net Cash Provided by Operating Activities	357.8	312.9	319.4
Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	9.1	5.1	9.2
Payments for Acquisitions of Businesses, Net of Cash Acquired	—	(13.5)	(205.0)
Investment in Debt Security	—	(1.0)	—
Cash Settlements of Foreign Currency Contracts	6.0	(1.0)	3.0
Capital Expenditures	(7.0)	(6.2)	(9.5)
Additions to Computer Software and Other Intangibles	(67.4)	(47.2)	(56.4)
(Reimbursement) Receipt of Proceeds Related to a Divested Business	—	(7.4)	7.9
Net, Other	0.3	(2.2)	(2.8)
Net Cash Used in Investing Activities	(59.0)	(73.4)	(253.6)
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(508.0)	(185.4)	(134.8)
Net Proceeds from Stock-Based Awards	20.1	29.6	8.1
Payment of Bond Issuance Costs	(5.4)	(1.6)	(1.9)
Payment of Debt	(400.0)	—	(300.7)
Proceeds from Issuance of Long-Term Debt	747.0	—	298.9
Payments of Dividends	(69.0)	(70.4)	(70.0)
Proceeds from Borrowings on Credit Facilities	915.1	677.8	321.7
Payments of Borrowings on Credit Facilities	(934.3)	(690.4)	(309.0)
Excess Tax Benefit on Stock-Based Awards	2.2	5.8	3.2
Capital Lease and Other Long-Term Financing Obligation Payment	(2.0)	(3.2)	(5.9)
Net, Other	(1.6)	(0.2)	(2.5)
Net Cash Used in Financing Activities	(235.9)	(238.0)	(192.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.8	4.4	(17.3)
Increase (Decrease) in Cash and Cash Equivalents	64.7	5.9	(144.4)
Cash and Cash Equivalents, Beginning of Period	84.4	78.5	222.9
Cash and Cash Equivalents, End of Period	$149.1	$84.4	$78.5
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$103.2	$92.8	$78.3
Interest	$41.8	$33.4	$48.0
The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

			For the Years Ended December 31, 2012, 2011 and 2010
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, January 1, 2010	$0.8	$209.5	$1,807.5	$(2,097.7)	$(161.4)	$(524.6)	$(3.0)	$(768.9)	$11.7	$(757.2)
Net Income	—	—	252.1	—	—	—	—	252.1	(1.2)	250.9
Purchase of Shares	—	(0.3)	—	—	—	—	—	(0.3)	(0.2)	(0.5)
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Equity-Based Plans	—	11.6	—	18.4	—	—	—	30.0	—	30.0
Treasury Shares Acquired	—	—	—	(134.8)	—	—	—	(134.8)	—	(134.8)
Pension Adjustments, net of tax of $16.5	—	—	—	—	—	8.6	—	8.6	—	8.6
Dividend Declared	—	—	(70.1)	—	—	—	—	(70.1)	—	(70.1)
Adjustments to Legacy Tax Matters	—	6.5	—	—	—	—	—	6.5	—	6.5
Change in Cumulative Translation Adjustment	—	—	—	—	(0.7)	—	—	(0.7)	0.4	(0.3)
Derivative Financial Instruments, no tax impact	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2010	$0.8	$227.3	$1,989.5	$(2,214.1)	$(162.1)	$(516.0)	$(3.0)	$(677.6)	$8.8	$(668.8)
Net Income	—	—	260.3	—	—	—	—	260.3	(0.1)	260.2
Noncontrolling Interest Reclassed to Liability Held for Sale	—	—	—	—	—	—	—	—	(4.7)	(4.7)
Sale of Noncontrolling Interest	—	—	—	—	—	—	—	—	1.7	1.7
Equity-Based Plans	—	5.2	—	43.2	—	—	—	48.4	—	48.4
Treasury Shares Acquired	—	—	—	(185.4)	—	—	—	(185.4)	—	(185.4)
Pension Adjustments, net of tax of $80.4	—	—	—	—	—	(122.4)	—	(122.4)	—	(122.4)
Dividend Declared	—	—	(70.5)	—	—	—	—	(70.5)	(0.7)	(71.2)
Adjustments to Legacy Tax Matters	—	6.5	—	—	—	—	—	6.5	—	6.5
Change in Cumulative Translation Adjustment	—	—	—	—	(6.2)	—	—	(6.2)	(1.3)	(7.5)
Derivative Financial Instruments, no tax impact	—	—	—	—	—	—	3.0	3.0	—	3.0
Balance, December 31, 2011	$0.8	$239.0	$2,179.3	$(2,356.3)	$(168.3)	$(638.4)	$—	$(743.9)	$3.7	$(740.2)
Net Income	—	—	295.5	—	—	—	—	295.5	1.0	296.5
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Sale of Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Equity-Based Plans	—	21.1	—	31.0	—	—	—	52.1	—	52.1
Treasury Shares Acquired	—	—	—	(508.0)	—	—	—	(508.0)	—	(508.0)
Pension Adjustments, net of tax of $30.3	—	—	—	—	—	(62.6)	—	(62.6)	—	(62.6)
Dividend Declared	—	—	(69.3)	—	—	—	—	(69.3)	—	(69.3)
Adjustments to Legacy Tax Matters	—	1.6	—	—	—	—	—	1.6	—	1.6
Change in Cumulative Translation Adjustment	—	—	—	—	17.1	—	—	17.1	—	17.1
Derivative Financial Instruments, net of tax of $1.9	—	—	—	—	—	—	0.1	0.1	—	0.1
Balance, December 31, 2012	$0.8	$261.7	$2,405.5	$(2,833.3)	$(151.2)	$(701.0)	$0.1	$(1,017.4)	$3.1	$(1,014.3)

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts in millions, except per share data)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business. The Dun & Bradstreet Corporation (“D&B” or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for 171 years. Our global commercial database as of December 31, 2012 contained more than 220 million business records. The database is enhanced by our proprietary DUNSRight Quality Process, which transforms commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
We provide solution sets that meet a diverse set of customer needs globally. Customers use D&B Risk Management Solutions™ to mitigate credit and supplier risk, increase cash flow and drive increased profitability; D&B Sales & Marketing Solutions™ to provide data management capabilities that provide effective and cost efficient marketing solutions to increase revenue from new and existing customers; and D&B Internet Solutions to convert prospects into clients by enabling business professionals to research companies, executives and industries.
Effective January 1, 2013, we began managing and reporting our North America Risk Management Solutions business as:

•
DNBi subscription plans - interactive, customizable online application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis.  DNBi subscription plans are contracts that allow customers' unlimited use. In these instances, we recognize revenue ratably over the term of the contract;

•
Non-DNBi subscription plans - subscription contracts which provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk. The non-DNBi subscription plans allow customers' unlimited use. In these instances, we recognize revenue ratably over the term of the contract; and

•
Projects and other risk management solutions - all other revenue streams. This includes, for example, our Business Information Report, our Comprehensive Report, our International Report, and D&B Direct.

Management believes that these measures provide further insight into our performance and the growth of our North America Risk Management Solutions revenue.
We will no longer report our Risk Management Solutions business on a traditional, value-added and supply management solutions basis for any segment.

Also, effective January 1, 2013, we began managing and reporting our Internet Solutions business as part of our Traditional Sales & Marketing Solutions set.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENT-(Continued)
(Tabular dollar amounts in millions, except per share data)

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

On January 1, 2012, we began managing and reporting our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the United States (“U.S.”) and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of our operations in the United Kingdom (“UK”), the Netherlands, Belgium, Latin America and European Worldwide Network).
During 2011, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, Greater China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, the Netherlands, Belgium, Latin America and our total Worldwide Network).
Prior to January 1, 2011, we managed and reported our business globally through two segments:

•	North America (which consisted of our operations in the U.S. and Canada); and

•	International (which consisted of our operations in Europe, Asia Pacific and Latin America).
The financial statements of the subsidiaries outside North America reflect a fiscal year ended November 30 in order to facilitate the timely reporting of our consolidated financial results and consolidated financial position.
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
Our Risk Management Solutions are generally sold under fixed price subscription contracts that allow customers unlimited access to risk information. Revenue on this type of contract is recognized ratably over the term of the contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT-(Continued)
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
Internet Solutions primarily represents the results of our Hoover’s business. Hoover’s provides subscription solutions that allow continuous access to our business information databases. Revenue is recognized ratably over the term of the contract, which is generally one year. Any additional solutions purchased are recognized upon delivery to the customer.
Sales of software that are considered to be more than incidental are recognized in revenue when a non-cancelable license agreement has been signed and the software has been shipped and installed, if required.
Revenue from consulting and training services is recognized as the services are performed.
Multiple Element Arrangements
Effective January 1, 2011, we adopted Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition – Multiple-Deliverable Revenue Arrangements,” which amends guidance in Accounting Standards Codification ("ASC") 605-25, “Revenue Recognition: Multiple-Element Arrangements,” on a prospective basis for all new or materially modified arrangements entered into on or after that date. The new standard:

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
We have certain solution offerings that are sold as multi-element arrangements. The multiple element arrangements or deliverables may include access to our business information database, information data files, periodic data refreshes, software and services. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting. Most product and service deliverables qualify as separate units of accounting and can be sold stand-alone or in various combinations across our markets. A deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered items. If the arrangement includes a customer-negotiated refund or return right relative to the delivered items, and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered item constitutes a separate unit of accounting. The new guidance requires for deliverables with stand-alone value in a multi-element arrangement for which revenue was previously deferred due to undelivered elements not having the fair value of the selling price to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.
If the deliverable or a group of deliverables meet the separation criteria, the total arrangement consideration is allocated to each unit of accounting based on its relative selling price. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT-(Continued)
(Tabular dollar amounts in millions, except per share data)

We determine the selling price for each deliverable using VSOE, if it exists, TPE if VSOE does not exist, or BESP if neither VSOE nor TPE exist. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.
Consistent with our methodology under the previous accounting guidance, we determine VSOE of a deliverable by monitoring the price at which we sell the deliverable on a stand-alone basis to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In certain instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to us infrequently selling each element separately, not pricing products or services within a set range, or only having a limited sales history. Where we are unable to establish VSOE, we may use the price at which we or a third party sell a similar product to similarly situated customers on a stand-alone basis. Generally, our offerings contain a level of differentiation such that comparable pricing of solutions with similar functionality or delivery cannot be obtained. Furthermore, we are rarely able to reliably determine what similar competitors’ selling prices are on a stand-alone basis. Therefore, we typically are not able to determine TPE of selling price.
When we are unable to establish selling prices by using VSOE or TPE, we establish the BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the solution were sold on a stand-alone basis. The determination of BESP is based on our review of available data points and consideration of factors such as but not limited to pricing practices, our growth strategy, geographies and customer segment and market conditions. The determination of BESP is made through consultation with and formal approval of our management, taking into consideration our go-to-market strategy.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENT-(Continued)
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
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
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
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.
Legal Contingencies. We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe we have adequate reserves, and such reserves are not material to our consolidated financial statements. In addition, from time-to-time we may be involved in additional matters which could become material and for which we may also establish reserve amounts as discussed in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
Cash and Cash Equivalents. We consider all investments purchased with an initial term to maturity of three months or less to be cash equivalents. These instruments are stated at cost, which approximates market value because of the short maturity of the instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT-(Continued)
(Tabular dollar amounts in millions, except per share data)

Accounts Receivable and Allowance for Bad Debts. Accounts receivable are recorded at the invoiced amount and do not bear interest. With respect to estimating the allowance for bad debts, we analyze the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends and we record an allowance as appropriate.
Property, Plant and Equipment. Property, plant and equipment are stated at cost, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated using the straight-line method. Buildings are depreciated over a period of 40 years. Equipment, including furniture, is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Property, plant and equipment depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $11.2 million, $12.3 million and $12.4 million, respectively.
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
The computer software amortization expense for the years ended December 31, 2012, 2011 and 2010 were $49.2 million, $46.0 million and $40.1 million, respectively. As of December 31, 2012 and 2011, we acquired $1.1 million and $7.8 million, respectively, of computer software, which was included in accounts payable and accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2012 and 2011, and was therefore excluded from the consolidated statement of cash flows for the years ended December 31, 2012 and 2011, respectively.
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
We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment that is a business and for which discrete financial information is available and reviewed by a segment manager. Our reporting units are North America, United Kingdom, Benelux, Europe Partnerships, Latin America, Asia Partnerships, Greater China, Australia and India. When applicable, we will perform a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If we determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, no further testing would be needed. We perform a two-step goodwill impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the market approach and also in certain instances use the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year earnings before interest, taxes, depreciation and

NOTES TO CONSOLIDATED FINANCIAL STATEMENT-(Continued)
(Tabular dollar amounts in millions, except per share data)

amortization (“EBITDA”) for each individual reporting unit. For the market approach, we use judgment in identifying the relevant comparable-company market multiples (i.e., recent divestitures/acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). For the income approach, we used projections based on management's most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management.
In the first step, if the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired and no further test is performed. However, if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the magnitude of the impairment, which is the implied fair value of the reporting unit's goodwill compared to the carrying value. The implied fair value of goodwill is the difference between the fair value of the reporting unit and the fair value of its identifiable net assets. If the carrying value of goodwill exceeds the implied fair value of goodwill, the impaired goodwill is written down to its implied fair value and an impairment loss equal to this difference is recorded in the period that the impairment is identified as an operating expense.
For indefinite-lived intangibles, other than goodwill, an impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets.
No impairment charges related to goodwill and indefinite-lived intangible assets have been recognized for the fiscal years ended December 31, 2012, 2011 and 2010.
Other intangibles, which primarily include customer lists and relationships, trademarks and technology related assets resulting from acquisitions, are being amortized over one to eighteen years based on their estimated useful life using the straight-line method. Other intangibles amortization expense for the years ended December 31, 2012, 2011 and 2010 were $17.3 million, $22.5 million and $15.5 million, respectively. Other intangibles are tested for recoverability along with other long-lived assets, excluding goodwill and indefinite lived intangibles, whenever events or circumstances indicate the carrying value may not be recoverable. See “Impairment of Long-Lived Assets” below.
Future amortization of acquired intangible assets as of December 31, 2012 is as follows:

Total	2013	2014	2015	2016	2017	Thereafter
$99.3	$19.1	$18.7	$16.8	$15.0	$8.8	$20.9
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
During the first quarter of 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on this investigation. We determined that the new cost basis of intangible assets, prepaid costs and software is zero based on Level III inputs (see “Fair Value of Financial Instruments” below for discussion on Level inputs) to measure fair value, as market data of these assets are not readily available. We wrote down the accounts receivable balance to its realizable value based on the probability of collecting from the customer accounts. Of the $12.9 million impairment charge, $4.1 million was included in "Operating Costs" and $8.8 million was included in "Selling and Administrative Expenses" in our Asia Pacific segment.
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
During the third quarter of 2011, we recorded an impairment of approximately $8.0 million related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on our Strategic Technology

NOTES TO CONSOLIDATED FINANCIAL STATEMENT-(Continued)
(Tabular dollar amounts in millions, except per share data)

Investment or MaxCV. We determined the basis to be zero. The impairment charge is included in Other Income (Expense) – Net in our Europe and other International Markets segment.
During the third quarter of 2010, we recorded a $13.6 million impairment charge related to software and intangible assets of our Purisma product, resulting from our decision to restructure this business. After analyzing various options, we decided to focus on providing maintenance and customer support to our existing customer base. We determined that the new cost basis of these assets is zero based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in “Operating Costs” in our North America segment.
During the second quarter of 2010, we recorded an impairment charge of $6.8 million of intangible assets related to database, technology, tradename and customer relationships related to the Quality Education Data (“QED”) acquisition as a result of an examination of such assets initiated in connection with a recent settlement with the Federal Trade Commission (“FTC”). We determined that the new cost basis of these intangible assets based on internally developed cash flow projections (Level III inputs) to measure fair value, as market data of these assets are not readily available. The impairment charge is included in “Operating Costs” in our North America segment.
Foreign Currency Translation. For all operations outside the U.S. where we have designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For those countries where we designate the local currency as the functional currency, translation adjustments are accumulated in a separate component of shareholders’ equity. We recorded foreign currency translation income of $0.9 million, foreign currency translation expense of $3.1 million and foreign currency translation income of $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENT-(Continued)
(Tabular dollar amounts in millions, except per share data)

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
In March 2012, in connection with our objective to manage exposure to interest rate changes and our policy to manage our fixed and floating-rate debt mix, these interest rate derivatives were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
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
In connection with the termination of the $650 million credit facility, these interest rate derivative transactions were terminated, resulting in an acceleration of payments otherwise due under the instruments of $0.3 million on October 25, 2011, the credit facility termination date, and were recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income.
Transaction gains and losses are recognized in earnings in “Other Income (Expense) – Net.” We recorded transaction gains of $1.1 million, transaction losses of $1.9 million and transaction gains of $0.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT-(Continued)
(Tabular dollar amounts in millions, except per share data)

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
Note 2. Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The authoritative guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. A company would disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current-period other comprehensive income. The authoritative guidance requires a company to present information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The authoritative guidance is effective for fiscal years and the interim periods within those annual periods beginning after December 15, 2012. The authoritative guidance should be applied prospectively. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU No. 2011-11, “Balance Sheet (Topic 210); Disclosures about Offsetting Assets and Liabilities” or “ASU No. 2011-11.” The authoritative guidance limits the scope of the offsetting disclosures to (i) recognized derivative instruments accounted for in accordance with ASC 815, “Derivatives and Hedging”, or “ASC 815,” subject to the authoritative guidance for offsetting in the statement of financial position and (ii) recognized derivative instruments accounted for in accordance with ASC 815 that are subject to an enforceable master netting arrangement or similar agreement. The authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. A company is required to provide the disclosures required in ASU No. 2011-11 for the applicable instruments and transactions under this authoritative guidance retrospectively for all comparative periods presented. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU allow a company to qualitatively assess whether indefinite-lived intangible assets are more likely than not impaired. If the indefinite-lived intangible assets are considered impaired, a company is required to perform the quantitative test under ASC 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill.” The authoritative guidance does not amend the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the authoritative guidance does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. The authoritative guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted if a company’s financial statements for the most recent annual or interim period have not yet been issued. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11 The amendments in this ASU require a company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. A company is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. A company should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.

Note 3. Restructuring Charge
Financial Flexibility is an ongoing process by which we seek to reallocate our spending from low-growth or low-value activities to other activities that will create greater value for shareholders through enhanced revenue growth, improved profitability and/or quality improvements. With most initiatives, we have incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations and/or costs to terminate lease obligations less assumed sublease income). These charges are incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
Restructuring charges have been recorded in accordance with ASC 712-10, “Nonretirement Postemployment Benefits,” or “ASC 712-10” and/or ASC 420-10, “Exit or Disposal Cost Obligations,” or “ASC 420-10,” as appropriate.
We record severance costs provided under an ongoing benefit arrangement once they are both probable and estimable in accordance with the provisions of ASC 712-10.
We account for one-time termination benefits, contract terminations and/or costs to terminate lease obligations less assumed sublease income in accordance with ASC 420-10, which addresses financial accounting and reporting for costs associated with restructuring activities. Under ASC 420-10, we establish a liability for cost associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.
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
During the year ended December 31, 2012, we recorded a $29.4 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $17.7 million and $5.0 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 765 employees were impacted. Of these 765 employees, approximately 690 employees exited the Company in 2012 and approximately 75 employees will exit the Company in 2013. The cash payments for these employees will be substantially completed by the third quarter of 2013; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $6.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

During the year ended December 31, 2011, we recorded a $22.1 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $17.5 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 400 employees were impacted. Of these 400 employees, approximately 305 employees exited the Company in 2011 and approximately 95 employees exited the Company in 2012. The cash payments for these employees were substantially completed by the third quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $4.6 million.
During the year ended December 31, 2010, we recorded a $14.8 million restructuring charge. The significant components of these charges included:

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
The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of January 1, 2010	$13.8	$0.7	$14.5
Charge Taken during the Year Ended December 31, 2010	11.7	3.1	14.8
Payments during the Year Ended December 31, 2010	(16.6)	(3.3)	(19.9)
Balance Remaining as of December 31, 2010	$8.9	$0.5	$9.4
Charge Taken during the Year Ended December 31, 2011	17.5	4.6	22.1
Payments/Pension Plan Settlement (1) during the Year Ended December 31, 2011	(18.1)	(2.9)	(21.0)
Balance Remaining as of December 31, 2011	$8.3	$2.2	$10.5
Charge Taken during the Year Ended December 31, 2012	22.7	6.7	29.4
Payments during the Year Ended December 31, 2012	(21.6)	(6.6)	(28.2)
Balance Remaining as of December 31, 2012	$9.4	$2.3	$11.7

(1)	We incurred settlements totaling $1.3 million in 2011 related to our Canadian Pension Plan.

For initiatives taken during the years ended December 31, 2011 and 2010, all actions were substantially completed as of December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Note 4. Acquisition
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
The acquisition was valued at $14.4 million, including a contingent consideration of $1.5 million. The acquisition was funded with cash on hand. Transaction costs of $1.2 million were included in operating expenses in the consolidated statement of operations and comprehensive income. The performance targets set forth in the purchase agreement for the contingent consideration are not expected to be met. As a result, this contingent liability was reversed in the second quarter of 2012, reducing our operating costs in the consolidated statement of operations and comprehensive income. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The table below reflects the purchase related to the acquisition and the resulting purchase price allocation:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Note 5. Income Taxes
Income before provision for income taxes consisted of:

	For the Years Ended December 31,
	2012	2011	2010
U.S.	$295.1	$304.1	$316.2
Non-U.S.	83.2	64.0	71.7
Income Before Provision for Income Taxes, Minority Interests and Equity in Net Income of Affiliates	$378.3	$368.1	$387.9

The provision for income taxes consisted of:

	For the Years Ended December 31,
	2012	2011	2010
Current Tax Provision:
U.S. Federal	$45.9	$71.3	$84.8
State and Local	6.8	11.0	19.6
Non-U.S.	10.3	18.1	11.0
Total Current Tax Provision	63.0	100.4	115.4
Deferred Tax Position:
U.S. Federal	15.4	11.9	9.1
State and Local	3.1	1.2	2.0
Non-U.S.	1.6	(4.3)	11.4
Total Deferred Tax Provision	20.1	8.8	22.5
Provision for Income Taxes	$83.1	$109.2	$137.9

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes:

	For the Years Ended December 31,
	2012	2011	2010
Statutory Tax Rate	35.0%	35.0%	35.0%
State and Local Taxes, net of U.S. Federal Tax Benefits	1.7	2.2	3.6
Non-U.S. Taxes	(3.2)	(1.4)	(0.3)
Valuation Allowance	(0.5)	(0.1)	(0.1)
Interest	0.8	0.7	0.7
Tax Credits and Deductions	(1.3)	(0.9)	(1.4)
Tax Contingencies Related to Uncertain Tax Positions	0.4	—	(1.1)
Impact of Legacy Tax Matters	(7.1)	(5.5)	(4.0)
Loss on Investment	(4.1)	(2.1)	—
Reduction of a Deferred Tax Asset Resulting from the Healthcare Act of 2010	—	—	3.3
Other	0.3	1.8	(0.2)
Effective Tax Rate	22.0%	29.7%	35.5%
Income taxes paid were $110.2 million, $113.0 million and $86.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Income taxes refunded were $7.0 million, $20.2 million and $7.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2012	2011
Deferred Tax Assets:
Operating Losses	$38.9	$48.4
Restructuring Costs	4.1	3.1
Bad Debts	5.1	5.8
Accrued Expenses	19.9	40.2
Investments	10.3	8.2
Other	4.4	1.1
Pension and Postretirement Benefits	250.8	238.7
Total Deferred Tax Assets	333.5	345.5
Valuation Allowance	(35.4)	(38.1)
Net Deferred Tax Assets	298.1	307.4
Deferred Tax Liabilities:
Intangibles	(39.6)	(56.0)
Fixed Assets	(8.5)	(9.9)
Other	—	—
Total Deferred Tax Liabilities	(48.1)	(65.9)
Net Deferred Tax Assets	$250.0	$241.5
We have not provided for U.S. deferred income taxes or foreign withholding taxes on $683.8 million of undistributed earnings of our non-U.S. subsidiaries as of December 31, 2012, since we intend to reinvest these earnings indefinitely. Additionally, we have not determined the tax liability if such earnings were remitted to the U.S., as the determination of such liability is not practicable. See Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for our significant accounting policy related to income taxes.
We have federal, state and local, and foreign tax loss carry-forwards, the tax effect of which was $38.9 million as of December 31, 2012. Approximately $31.5 million of these tax benefits have an indefinite carry-forward period. The remainder of $7.4 million expires at various times between 2013 and 2032.
We have established a valuation allowance against non-U.S. net operating losses in the amount of $25.2 million, $27.4 million and $27.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, that, in the opinion of our management, are more likely than not to expire before we can utilize them.
For the year ended December 31, 2012, we decreased our unrecognized tax benefits by $19.4 million (net of increases). The decrease primarily relates to the expiration of applicable statute of limitations. The total amount of gross unrecognized tax benefits as of December 31, 2012, 2011 and 2010 were $100.7 million, $120.1 million and $150.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

The following is a reconciliation of the gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits as of January 1, 2010	$136.9
Additions for Prior Years' Tax Positions	—
Additions for Current Years' Tax Positions	19.8
Reduction in Prior Years' Tax Positions	(5.5)
Reduction Due to Expired Statute of Limitations	(0.5)
Gross Unrecognized Tax Benefits as of December 31, 2010	150.7
Additions for Prior Years' Tax Positions	0.1
Additions for Current Years' Tax Positions	14.6
Settlements with Taxing Authority	(0.8)
Reduction in Prior Years' Tax Positions	(29.2)
Reduction Due to Expired Statute of Limitations	(15.3)
Gross Unrecognized Tax Benefits as of December 31, 2011	120.1
Additions for Prior Years' Tax Positions	5.1
Additions for Current Years' Tax Positions	5.1
Addition due to CTA	0.3
Reduction in Prior Years' Tax Positions	(28.7)
Reduction Due to Expired Statute of Limitations	(1.2)
Gross Unrecognized Tax Benefits as of December 31, 2012	$100.7
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $94.6 million, net of tax benefits. We anticipate that it is reasonably possible total total unrecognized tax benefits will decrease by approximately $62.2 million within the next 12 months as a result of the expiration of the applicable statutes of limitation.
The Internal Revenue Service ("IRS") has completed its examination of our 2004, 2005 and 2006 tax years with no change to our tax liability. The IRS is examining our 2007, 2008 and 2009 tax years. We expect the examination will be completed in the fourth quarter of 2013.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense, net of tax benefits, recognized for the years ended December 31, 2012, 2011 and 2010 was $2.7 million, $3.1 million and $3.2 million, respectively. The total amount of accrued interest as of December 31, 2012 and 2011 was $8.4 million and $11.5 million, net of tax benefits, respectively.
Note 6. Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

	December 31,
	2012	2011
Debt Maturing Within One Year:
Other	$0.2	$1.1
Total Debt Maturing Within One Year	$0.2	$1.1
Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $3.5 million and $0.8 million discount as of December 31, 2012 and 2011, respectively)	$1,046.5	$699.2
Fair Value Adjustment Related to Hedged Debt	3.8	4.4
Credit Facility	240.2	259.4
Other	0.2	0.9
Total Debt Maturing After One Year	$1,290.7	$963.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Fixed-Rate Notes

In December 2012, we issued senior notes with a face value of $450 million that mature on December 1, 2017 (the “2017 notes”), bearing interest at a fixed annual rate of 3.25%, payable semi-annually. In addition, in December 2012, we issued senior notes with a face value of $300 million that mature on December 1, 2022 (the “2022 notes”), bearing interest at a fixed annual rate of 4.375%, payable semi-annually. The proceeds were used in December 2012 to repay borrowings outstanding under our revolving credit facility and retire our then outstanding $400 million senior notes bearing interest at a fixed annual rate of 6.00%, which had a maturity date of April 2013 (the “2013 notes”). In connection with the redemption of the 2013 notes, we recorded a premium of $5.4 million to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. The interest rate applicable to the 2017 notes and 2022 notes are subject to adjustment if our debt rating is decreased three levels below the Standard & Poor's and Fitch BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below the respective fixed interest rates of the notes, that being 3.25% and 4.375% for the 2017 notes and 2022 notes, respectively. As of December 31, 2012, no such adjustments to the interest rates were required. The 2017 notes and 2022 notes carrying amounts of $450.0 million and $297.1 million, net of less than $0.1 million and $2.9 million of remaining issuance discounts respectively, are recorded as “Long-Term Debt” in our consolidated balance sheet at December 31, 2012.

The 2017 notes and 2022 notes were issued at discounts of less than $0.1 million and $2.9 million, respectively. In addition, in connection with the issuance, we incurred underwriting and other fees of approximately $3.4 million and $2.5 million for the 2017 notes and 2022 notes, respectively. These costs are being amortized over the life of the applicable notes. The 2017 notes and 2022 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. The 2017 notes and 2022 notes do not contain any financial covenants.

On January 30, 2008, we entered into interest rate derivative transactions with an aggregate notional amount of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in Accumulated Other Comprehensive Income (“AOCI”). In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a loss and a payment of $8.5 million on March 28, 2008, the date of termination. The March 28, 2008 payment had been recorded in AOCI and has been amortized over the life of the 2013 notes. In connection with the redemption of the 2013 notes in December 2012, the remaining unamortized portion of the loss in the amount of $0.3 million was recorded to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. In addition, with the redemption of the 2013 notes in December 2012, the remaining unamortized underwriting and other fees in the amount of $0.1 million was recorded to "Other Income (Expense) – Net" in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (“the 2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50%, which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2010. The 2015 notes of $299.4 million, net of $0.6 million remaining discount, are recorded as “Long-Term Debt” in our consolidated balance sheet at December 31, 2012.
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
In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges was to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions have been accounted for as fair value hedges. We have recognized the gain or loss on the derivative instruments, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

In March 2012, in connection with our objective to manage exposure to interest rate changes and our policy to manage our fixed and floating-rate debt mix, the interest rate derivatives discussed in the previous paragraph were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $1.1 million of amortization was recorded from the swap termination date through December 31, 2012, resulting in a balance of $3.8 million in our consolidated balance sheet at December 31, 2012.

Credit Facility

At December 31, 2012 and December 31, 2011, we had an $800 million, five-year bank revolving credit facility, which expires in October 2016. Borrowings under the $800 million revolving credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the credit agreement. We were in compliance with these revolving credit facility financial covenants at December 31, 2012 and December 31, 2011.

At December 31, 2012 and December 31, 2011, we had $240.2 million and $259.4 million, respectively, of borrowings outstanding under the $800 million revolving credit facility with weighted average interest rates of 1.62% and 1.58%, respectively. We borrowed under this facility from time-to-time during the year ended December 31, 2012 to supplement the timing of receipts in order to fund our working capital and share repurchases. The $800 million revolving credit facility also supports our commercial paper program which was increased from $300 million to $800 million during July 2012 (limited by borrowed amounts outstanding under the $800 million revolving credit facility). Under this program, we may issue from time-to-time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $800 million revolving credit facility. We did not borrow under our commercial paper program during the years ended December 31, 2012 and 2011.
Other
At December 31, 2012 and December 31, 2011, certain of our international operations had uncommitted lines of credit of $3.0 million and $3.2 million, respectively. There were no borrowings outstanding under these lines of credit at December 31, 2012 and $0.2 million of borrowings outstanding under these lines of credit at December 31, 2011. These arrangements have no material facility fees and no compensating balance requirements.
At December 31, 2012 and December 31, 2011, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties and parent guarantees in favor of certain of our banks totaling $12.5 million and $12.2 million, respectively.
In March 2012, we terminated our interest rate derivative transactions resulting in the receipt of $5.0 million in cash on the date of termination.  Interest paid for all outstanding debt totaled $41.8 million, $33.4 million and $48.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge in accordance with hedge accounting guidelines, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2012 and December 31, 2011, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at December 31, 2012 and December 31, 2011, because we sell to a large number of customers in different geographical locations.
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
Fair Value Hedges
For interest rate derivative instruments that are designated and qualify as a fair value hedge, we assess quarterly whether the interest rate swaps are highly effective in offsetting changes in the fair value of the hedged debt. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of “Other Income (Expense) – Net” in our consolidated statement of operations and comprehensive income. The effectiveness of the hedge is monitored on an ongoing basis for hedge accounting purposes, and if the hedge is considered ineffective, we discontinue hedge accounting prospectively.
In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (“the 2015 notes”). In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges was to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions have been accounted for as fair value hedges. We have recognized the gain or loss on the derivative instruments, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense) – Net” in our consolidated statement of operations and comprehensive income.
In March 2012, in connection with our objective to manage exposure to interest rate changes and our policy to manage our fixed and floating-rate debt mix, the interest rate derivatives discussed in the previous paragraph were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $1.1 million of amortization was recorded from the swap termination date through December 31, 2012, resulting in a balance of $3.8 million in our consolidated balance sheet at December 31, 2012.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

On January 30, 2008, we entered into interest rate derivative transactions with an aggregate notional amount of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in AOCI. In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a loss and a payment of $8.5 million on March 28, 2008, the date of termination. The March 28, 2008 payment had been recorded in AOCI and has been amortized over the life of the 2013 notes. In connection with the redemption of the 2013 notes in December 2012, the remaining unamortized portion of the loss in the amount of $0.3 million was recorded to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. In addition, with the redemption of the 2013 notes in December 2012, the remaining unamortized underwriting and other fees in the amount of $0.1 million was recorded to "Other Income (Expense) – Net" in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these interest rate swaps as cash flow hedges against variability in cash flows related to our then-existing $650 million revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in the fair value of the hedges were recorded in other comprehensive income. In connection with the termination of our former $650 million revolving credit facility, these interest rate derivative transactions were terminated, resulting in an acceleration of payments otherwise due under the instruments of $0.3 million on October 25, 2011, the $650 million revolving credit facility termination date, and were recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income at December 31, 2011.
Foreign Exchange Risk Management
Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We use short-term, foreign exchange forward and option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro and Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions are recorded in “Other Income (Expense) – Net” in our consolidated statement of operations and comprehensive income and are essentially offset by the losses and gains on the underlying foreign currency transactions.
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
At December 31, 2012 and 2011, we did not have any foreign exchange option contracts outstanding. As of December 31, 2012 and 2011, the notional amounts of our foreign exchange forward contracts were $300.7 million and $352.6 million, respectively.
Realized gains and losses associated with these contracts were $20.4 million and $14.3 million, respectively, at December 31, 2012; $17.3 million and $18.6 million, respectively, at December 31, 2011; and $29.3 million and $26.2 million, respectively, at December 31, 2010. Unrealized gains and losses associated with these contracts were less than $0.1 million and $0.4 million, respectively, at December 31, 2012; $0.7 million and $0.7 million, respectively, at December 31, 2011; and $0.4 million and $0.9 million, respectively, at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$—	Other Current Assets	$4.3	Other Accrued & Current Liabilities	$—	Other Accrued & Current Liabilities	$—
Total Derivatives designated as hedging instruments		$—		$4.3		$—		$—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$—	Other Current Assets	$0.7	Other Accrued & Current Liabilities	$0.4	Other Accrued & Current Liabilities	$0.7
Total derivatives not designated as hedging instruments		$—		$0.7		$0.4		$0.7
Total Derivatives		$—		$5.0		$0.4		$0.7

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$—	$1.1	Non-Operating Income (Expenses) – Net	$—	$(1.3)	Non-Operating Income (Expenses) – Net	$—	$—

	Gain or (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships	Location	For the Year Ended December 31,		Hedged Item	Location	For the Year Ended December 31,

		2012	2011			2012	2011
Interest rate contracts	Non-Operating Income (Expenses) – Net	$0.8	$5.8	Fixed- rate debt	Non-Operating Income (Expenses) – Net	$(0.5)	$(5.8)
Our foreign exchange forward and option contracts are not designated as hedging instruments under authoritative guidance.
The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Year Ended December 31,
		2012	2011	2010
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$5.7	$(0.7)	$(1.2)
Foreign exchange option contracts	Non-Operating Income (Expenses) – Net	$(0.2)	$(0.5)	$2.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

The following table summarizes fair value measurements by level at December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2012
Assets:
Cash Equivalents (1)	$58.1	$—	$—	$58.1
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.4	$—	$0.4

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
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

At December 31, 2012 and December 31, 2011, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at December 31,
	2012		2011
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term Debt	$1,046.5	$1,059.3	$699.2	$723.3
Credit Facilities	$240.2	$237.7	$259.4	$259.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
During the first quarter of 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on this investigation. We determined that the new cost basis of intangible assets, prepaid costs and software is zero based on Level III inputs (see “Fair Value of Financial Instruments” above for discussion on Level inputs) to measure fair value, as market data of these assets are not readily available. We wrote down the accounts receivable balance to its realizable value based on the probability of collecting from the customer accounts. Of the $12.9 million charge, $4.1 million was included in "Operating Costs" and $8.8 million was included in "Selling and Administrative Expenses" in our Asia Pacific segment.
During the fourth quarter of 2011, we recorded an impairment charge of $3.3 million related to the intangible assets acquired from the AllBusiness.com acquisition as a result of a decline in performance. We determined that the new cost basis of these intangible assets is zero based on Level III inputs. The impairment charge is included in “Selling and Administrative Expenses” in our North America segment.
During the third quarter of 2011, we recorded an impairment of approximately $8 million related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on our Strategic Technology Investment or MaxCV. We determined the basis to be zero. The impairment charge is included in "Other Income (Expense) –Net" in our Europe and other International Markets segment.
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
Note 9. Earnings Per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. The weighted average restricted shares outstanding were 11,658 shares, 66,495 shares and 196,175 shares for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Net Income Attributable to D&B	$295.5	$260.3	$252.1
Less: Allocation to Participating Securities	(0.1)	(0.3)	(1.0)
Net Income Attributable to D&B Common Shareholders – Basic and Diluted	$295.4	$260.0	$251.1
Weighted Average Number of Shares Outstanding – Basic	45.6	48.9	49.9
Dilutive Effect of Our Stock Incentive Plans	0.4	0.4	0.5
Weighted Average Number of Shares Outstanding – Diluted	46.0	49.3	50.4
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$6.47	$5.31	$5.03
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$6.43	$5.28	$4.98
Stock-based awards to acquire 1,345,796 shares, 1,434,780 shares and 1,394,325 shares of common stock were outstanding at December 31, 2012, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years from the grant date.
Our share repurchases were as follows:

	For the Years Ended December 31,
Program	2012			2011			2010
	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount
	(Dollar amounts in millions)
Share Repurchase Programs	6,483,144	(a)	$480.1	1,815,888	(a)(b)	$126.1	1,108,148	(b)	$81.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	354,046	(c)	27.9	797,813	(c)	59.3	683,959	(c)(d)	53.8
Total Repurchases	6,837,190		$508.0	2,613,701		$185.4	1,792,107		$134.8

(a)
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of the previous $200 million share repurchase program. During the year ended December 31, 2012, we repurchased 6,483,144 shares of common stock for $480.1 million under this share repurchase program. During the year ended December 31, 2011, we repurchased 435,770 shares of common stock for $29.8 million under this share repurchase program. We anticipate that this program will be completed by mid-2014.

(b)
In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009 upon completion of the previous $400 million, two-year repurchase program. During the year ended December 31, 2011, we repurchased 1,380,118 shares of common stock for $96.3 million under this share repurchase program. During the year ended December 31, 2010, we repurchased 1,108,148 shares of common stock for $81.0 million under this share repurchase program. This program was completed in November 2011.

(c)
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. During the year ended December 31, 2012, we repurchased 354,046 shares of common stock for $27.9 million under this share repurchase program. During the year ended December 31, 2011, we repurchased 797,813 shares of common stock for $59.3 million under this share repurchase program. During the year ended December 31, 2010, we repurchased 26,621 shares of common stock for $2.0 million under this share repurchase program. This program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

(d)
In August 2006, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. During the year ended December 31, 2010, we repurchased 657,338 shares of common stock for $51.8 million under this share repurchase program. This program expired in August 2010, with 4,842,543 shares of the authorized 5,000,000 shares being purchased over the life of the program.

Note 10. Pension and Postretirement Benefits
Through June 30, 2007, we offered to substantially all of our U.S. based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (“U.S. Qualified Plan”). The U.S. Qualified Plan covered active and retired employees. The benefits to be paid upon retirement are based on a percentage of the employee's annual compensation. The percentage of compensation allocated annually to a retirement account ranged from 3% to 12.5% based on age and service. Amounts allocated under the U.S. Qualified Plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. During 2010, in conjunction with a determination letter review, we updated certain portions of the U.S. Qualified Plan cash balance pay credit scale, along with the minimum interest crediting rate, retroactive to January 1, 1997. This update ensured that the U.S. Qualified Plan complies with the accrual rules in the Internal Revenue Code. We received a favorable determination letter for the U.S. Qualified Plan in October 2010 in conjunction with these changes.

We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 72% and 14% of our pension obligation, respectively, at December 31, 2012. Effective June 30, 2007, we amended the U.S. Qualified Plan and one of the U.S. Non-Qualified Plans, known as the U.S. Pension Benefit Equalization Plan (the “PBEP”). Any pension benefit that had been accrued through such date under the two plans was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan and the PBEP. Our employees in certain of our international operations are also provided with retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

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
Benefit Obligation and Plan Assets
The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also presents the line items in our consolidated balance sheets where the related assets and liabilities are recorded:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

	Pension Plans		Postretirement Benefits
	2012	2011	2012	2011
Change in Benefit Obligation:
Benefit Obligation at January 1	$(1,837.5)	$(1,709.3)	$(25.1)	$(29.2)
Service Cost	(5.9)	(5.8)	(0.8)	(0.4)
Interest Cost	(75.2)	(85.0)	(0.6)	(0.9)
Benefits Paid	96.7	111.4	15.9	17.8
Direct Subsidies Received	—	—	(2.5)	(2.5)
Impact of Curtailment/Settlement	0.4	2.1	—	—
Plan Participant Contributions	(0.4)	(0.4)	(10.6)	(10.3)
Actuarial (Loss) Gain	(12.9)	2.6	4.7	0.8
Assumption Change	(129.0)	(157.9)	(8.0)	(0.4)
Effect of Changes in Foreign Currency Exchange Rates	(8.3)	4.8	—	—
Benefit Obligation at December 31	$(1,972.1)	$(1,837.5)	$(27.0)	$(25.1)
Change in Plan Assets:
Fair Value of Plan Assets at January 1	1,248.1	1,278.1	—	—
Actual Return on Plan Assets	128.1	39.3	—	—
Employer Contributions	31.8	45.9	2.8	5.0
Direct Subsidies Received	—	—	2.5	2.5
Plan Participant Contributions	0.4	0.4	10.6	10.3
Benefits Paid	(96.7)	(111.4)	(15.9)	(17.8)
Effect of Changes in Foreign Currency Exchange Rates	7.1	(4.2)	—	—
Fair Value of Plan Assets at December 31	$1,318.8	$1,248.1	$—	$—
Funded Status of Plan	$(653.3)	$(589.4)	$(27.0)	$(25.1)

	Pension Plans		Postretirement Benefits
	At December 31,
	2012	2011	2012	2011
Amounts Recorded in the Consolidated Balance Sheets:
Prepaid Pension Costs	$—	$1.6	$—	$—
Pension and Postretirement Benefits	(636.9)	(574.4)	(22.5)	(19.4)
Accrued Payroll	(16.4)	(16.6)	(4.5)	(5.7)
Net Amount Recognized	$(653.3)	$(589.4)	$(27.0)	$(25.1)
Accumulated Benefit Obligation	$1,954.7	$1,817.9	N/A	N/A
Amount Recognized in Accumulated Other Comprehensive Income Consists of:
Actuarial Loss (Gain)	$1,171.6	$1,093.8	$(17.0)	$(22.7)
Prior Service Cost (Credit)	5.9	6.3	(10.8)	(20.7)
Total Amount Recognized - Pretax	$1,177.5	$1,100.1	$(27.8)	$(43.4)
Grantor Trusts are used to fund the U.S. Non-Qualified Plans. At December 31, 2012 and 2011, the balances in these trusts were $13.5 million and $26.9 million, respectively, and are included as components of “Other Non-Current Assets” in the consolidated balance sheets.
As of December 31, 2012 and 2011, our pension plans had an aggregate of $1,171.6 million and $1,093.8 million, respectively, of actuarial losses that have not yet been included in net periodic pension cost. These losses represent the cumulative effect of demographic and investment experience, as well as assumption changes that have been made in measuring the plans’ liabilities. The deferred asset gain or loss is not yet reflected in the market-related value of plan assets and is excluded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

in determining the loss amortization. At December 31, 2012 and 2011, our pension plans had $4.8 million and $112.8 million of deferred asset gain and deferred asset losses, respectively, which were excluded from determining the gain or loss amortization. The remaining gain or loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from 9 to 24 years for the U.S. plans and 7 to 31 years for the non-U.S. plans. For certain of our non-U.S. plans, almost all of the plan participants are inactive. In addition, during 2009, we changed the amortization period for our U.S. Qualified Plan from average future service years of active participants to average life expectancy of all plan participants according to our accounting policy. The change was a result of almost all plan participants being inactive. The postretirement benefit plan had $17.0 million and $22.7 million of actuarial gains as of December 31, 2012 and 2011, respectively. The actuarial gains will be amortized into expense in the same manner as described above. The amortization period is approximately 9 years.
Underfunded or Unfunded Accumulated Benefit Obligations
At December 31, 2012 and 2011, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation are as follows:

	2012	2011
Accumulated Benefit Obligation	$1,930.3	$1,796.4
Fair Value of Plan Assets	1,293.6	1,224.0
Unfunded Accumulated Benefit Obligation	$636.7	$572.4
Projected Benefit Obligation	$1,945.5	$1,815.0
The underfunded or unfunded accumulated benefit obligations at December 31, 2012 consisted of $584.5 million and $52.2 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively. The underfunded or unfunded accumulated benefit obligations at December 31, 2011 consisted of $545.6 million and $26.8 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively.
Net Periodic Pension Costs
The following table sets forth the components of net periodic cost associated with our pension plans and our postretirement benefit obligations:

	Pension Plans			Postretirement Benefit Obligations
	For the Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Components of Net Periodic Cost (Income):
Service Cost	$5.9	$5.8	$6.3	$0.8	$0.4	$0.5
Interest Cost	75.2	85.0	91.3	0.6	0.9	2.0
Expected Return on Plan Assets	(99.3)	(110.4)	(113.4)	—	—	—
Amortization of Prior Service Cost (Credit)	0.3	0.3	0.1	(9.9)	(10.0)	(7.4)
Recognized Actuarial Loss (Gain)	35.6	26.4	21.5	(2.5)	(2.3)	(2.1)
Net Periodic Cost (Income)	$17.7	$7.1	$5.8	$(11.0)	$(11.0)	$(7.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:

	Pension Plans		Postretirement Benefits
	At December 31,
	2012	2011	2012	2011
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Amortization of Actuarial (Loss) Gain, Before Taxes Expense (Income) of $10.8 in 2012 and $9.6 in 2011	$(35.6)	$(26.4)	$2.5	$2.3
Amortization of Prior Service (Cost) Credit, Before Taxes Expense (Income) of $(3.1) in 2012 and $(3.8) in 2011	$(0.3)	$(0.3)	$9.9	$9.9
Actuarial (Loss) Gain Arising During the Year, Before Taxes Expense (Income) of $(38.0) in 2012 and $(86.2) in 2011	$(113.4)	$(217.5)	$(3.2)	$0.4
Prior Service (Cost) Credit Arising During the Year, Before Taxes Expense (Income) of $0.0 in 2012 and $0.0 in 2011	$0.1	$—	$—	$—
The following table sets forth estimated 2013 amortization from Accumulated Other Comprehensive Income:

		Postretirement Benefits
	Pension Plans
Estimated 2013 amortization from Accumulated Other Comprehensive Income
Actuarial Loss (Gain)	$43.8	$(1.7)
Prior Service Cost	0.9	(9.1)
Total	$44.7	$(10.8)
In addition, we incurred a settlement charge of $6.4 million for the year ended December 31, 2011, of which $1.3 million related to our Canadian plan associated with our Financial Flexibility initiatives and $5.1 million related to a settlement payment for certain legacy D&B executives.

We apply our long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension expense. The market-related value of assets recognizes short-term fluctuations in the fair value of assets over a period of five years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are amortized. At December 31, 2012 and 2011, the market-related value of assets of our pension plans was $1,314.0 million and $1,360.9 million, respectively, compared with the fair value of the plan assets of $1,318.8 million and $1,248.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth the assumptions we used to determine our pension plan and postretirement benefit plan obligations for December 31, 2012 and 2011:

	Pension Plans		Postretirement Benefits
	2012	2011	2012	2011
Weighted Average Discount Rate	3.64%	4.17%	2.59%	3.17%
Weighted Average Rate of Compensation Increase	5.99%	6.18%	N/A	N/A
Cash Balance Account Interest Crediting Rate (1)	4.45%/3.0%	4.45%	N/A	N/A
Cash Balance Account Conversion Rate (1)	0.97%/3.50%/4.60%	2.07%/4.45%/5.24%	N/A	N/A
(1) Only applicable to the U.S. Plans.
The following table sets forth the assumptions we used to determine net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010:

	Pension Plans			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted Average Discount Rate	4.30%	5.11%	5.70%	3.17%	3.47%	4.86%
Weighted Average Expected Long-Term Return on Plan Assets	7.24%	8.05%	8.12%	N/A	N/A	N/A
Weighted Average Rate of Compensation Increase	5.80%	6.27%	6.26%	N/A	N/A	N/A
Cash Balance Account Interest Crediting Rate (1)	4.45%	4.45%	4.50%	N/A	N/A	N/A
Cash Balance Account Conversion Rate (1)	1.99%/4.47%/5.26%	1.98%/5.23%/6.52%	2.35%/5.65%/6.45%	N/A	N/A	N/A
(1) Only applicable to the U.S. Plans.
The expected long-term rate of return assumption was 7.75%, 8.25% and 8.25% for the years ended December 31, 2012, 2011 and 2010, respectively, for the U.S. Qualified Plan, our principal pension plan. For the year ended December 31, 2013, we will apply a 7.75% expected long-term rate of return assumption to the U.S. Qualified Plan. This assumption is based on the plan’s 2013 target asset allocation of 52% equity securities, 45% debt securities and 3% real estate. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.
Obligations
We use the discount rate to measure the present value of pension plan obligations and postretirement health care obligations at year-end as well as to calculate next year's pension income or cost. It is derived by using a yield curve approach which matches projected plan benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The rate is adjusted at each remeasurement date, based on the factors noted above.
Plan Assets (U.S. Qualified Plan and non-U.S. pension plans)
A financial instrument’s level or categorization within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.
Common Stocks and Preferred Stocks
Common stocks and preferred stocks are classified as Level I assets as they are traded in active markets, such as the NYSE, NASDAQ, European exchanges, etc., with quoted market prices, i.e., observable inputs.
Commingled Equity Funds
This asset category represents a common collective trust that seeks to provide a total investment return in line with the performance of the S&P 500 Index® over the long term. Commingled equity funds are classified as Level II assets.  The Net Asset Value ("NAV") of commingled equity funds is determined by prices of the underlying securities, less the funds' liabilities, and then divided by the number of shares outstanding. The commingled equity funds are classified as Level II assets as they may be redeemed at NAV daily. This asset category does not have any unfunded commitments or any redemption restrictions.
Commingled Fixed Income Funds
This asset category consists of debt and fixed income securities whose investment objectives include outperformance of the Barclays Capital Long Government/Credit Index; the Barclays Capital U.S. Aggregate Bond Index; the Barclays Capital Mortgage Backed Securities Index; the Barclays Capital U.S. Corporate High Yield 2% Issuer Cap Index; the Citigroup Non-U.S. Dollar World Government Bond Index and the S&P / LSTA Performing Loan Index.
Commingled fixed income funds are classified as Level II assets. These investments are valued using the NAV provided by the administrator of the fund. The NAV of commingled fixed income funds are determined by prices of the underlying securities, less the funds' liabilities, and then divided by the number of shares outstanding. The commingled fixed income funds are classified as Level II assets as they may be redeemed at NAV daily. The asset category does not have any unfunded commitments or any redemption restrictions.
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
U.S. and Foreign Government Bonds and U.S. Agency Mortgage Backed Securities
U.S. Treasury Securities are a Level I asset due to availability of quoted prices in the active market on a daily basis. US Treasury prices can be obtained via direct market quotes provided by market makers and U.S. Treasuries have much more pricing transparency, i.e., very little bid-ask spread versus the other instruments having a larger bid-ask spread.
State, government and government agency obligations are generally valued based on bid quotations for identical or similar obligations. Foreign Government Bonds, U.S. Agency debt or mortgage backed securities are traded over-the-counter, not via exchanges. Observable inputs would be the prices obtained from third party pricing sources retained by the custodian. These investments are classified as Level II assets.
Real Estate Investment Trusts
The real estate investment trusts component of Plan assets are made up of publicly traded U.S. and foreign equities in the real estate industry. Since quoted prices are available in active markets and the Plan has the ability to access at the measurement date, these investments are classified as Level I assets and can be redeemed daily.
Real Estate Funds
The investment objective of this category is to exceed the National Council of Real Estate Investment Fiduciaries Open-End Diversified Core Index (“NCREIF ODCE Index”). Real estate funds investing in real private properties are classified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

as Level III assets because liquidity is limited and there are few observable market participant transactions. Real estate funds are valued at NAV quarterly. The underlying investments are valued using third parties. The investment valuations are obtained through appraisals using the income approach based on unobservable cash flows to be received from expected rents. Investment holders can request redemption on a quarterly basis. The ability of the investment holder to redeem funds quarterly is subject to the availability of cash arising from net investment income, allocations and the sale of investments in the normal course of business. To the extent that redemption requests exceed the availability of cash, the real estate fund has uniform procedures to provide for cash payments, which may be deferred for such period as the real estate fund considers necessary in order to obtain the funds to be withdrawn. There were no unfunded withdrawal requests at December 31, 2012 and December 31, 2011.
Short-Term Investment Funds (STIF)
These investments include cash, bank notes, corporate notes, government bills and various short-term debt instruments. The investment objective is to provide safety of principal and daily liquidity by investing in high quality money market instruments. They are valued at the NAV. The short term funds are classified as Level II assets as they may be redeemed at NAV daily.
There were no significant transfers between Level I and Level II investments during the years ended December 31, 2012 and December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2012:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
Consumer	$102.3	$—	$—	$102.3
Energy	42.2	—	—	42.2
Financial	78.3	—	—	78.3
Health Care	39.5	—	—	39.5
Industrial	75.2	—	—	75.2
Information Technology	76.8	—	—	76.8
Other	36.1	—	—	36.1
Preferred Stocks	0.9	—	—	0.9
Total Common and Preferred Stocks	451.3	—	—	451.3
Commingled Funds:
Commingled Equity Funds	—	215.1	—	215.1
Commingled Fixed Income Funds	—	404.6	—	404.6
Total Commingled Funds	—	619.7	—	619.7
Bonds:
Corporate Bonds	—	67.6	—	67.6
Other Bonds	—	10.5	—	10.5
Total Bonds	—	78.1	—	78.1
Government Bonds and Mortgage Backed Securities:
U.S. Government Bonds and Notes	58.5	—	—	58.5
Foreign Government Bonds	—	0.8	—	0.8
U.S. Agency Mortgage Backed Securities	—	38.6	—	38.6
Total Government Bonds and Mortgage Backed Securities	58.5	39.4	—	97.9
State and Local Obligations	—	6.8	—	6.8
Real Estate Investment Trusts	9.0	—	—	9.0
Real Estate Funds	—	—	34.8	34.8
Short Term Investment Funds	—	21.2	—	21.2
Total Investments at Fair Value	$518.8	$765.2	$34.8	$1,318.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2011:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
Consumer	$79.4	$—	$—	$79.4
Energy	52.9	—	—	52.9
Financial	60.1	—	—	60.1
Health Care	37.6	—	—	37.6
Industrial	82.0	—	—	82.0
Information Technology	68.2	—	—	68.2
Other	30.8	—	—	30.8
Preferred Stocks	1.9	—	—	1.9
Total Common and Preferred Stocks	412.9	—	—	412.9
Commingled Funds:
Commingled Equity Funds	—	234.8	—	234.8
Commingled Fixed Income Funds	—	375.9	—	375.9
Total Commingled Funds	—	610.7	—	610.7
Bonds:
Corporate Bonds	—	62.5	—	62.5
Other Bonds	—	8.2	—	8.2
Total Bonds	—	70.7	—	70.7
Government Bonds and Mortgage Backed Securities:
U.S. Government Bonds and Notes	38.6	—	—	38.6
Foreign Government Bonds	—	1.1	—	1.1
U.S. Agency Mortgage Backed Securities	—	50.1	—	50.1
Total Government Bonds and Mortgage Backed Securities	38.6	51.2	—	89.8
State and Local Obligations	—	7.0	—	7.0
Real Estate Investment Trusts	4.4	—	—	4.4
Real Estate Funds	—	—	32.3	32.3
Short Term Investment Funds	—	20.3	—	20.3
Total Investments at Fair Value	$455.9	$759.9	$32.3	$1,248.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Level III Gains and Losses
The table below sets forth the summary of changes in the fair value of all of our plans’ Level III assets for the years ended December 31, 2012 and 2011:

	2012	2011
Beginning Balance at January 1	$32.3	$28.9
Actual return (loss) on plan assets:
Related to assets still held at the reporting date	2.5	3.4
Related to assets sold during the period	—	—
Purchases, sales and settlements	—	—
Transfers in and/or out of Level III	—	—
Balance at December 31	$34.8	$32.3
Investment Strategy
The investment objective for our principal plan, the U.S. Qualified Plan, is to achieve over the investment horizon a long-term total return, which at least matches our expected long-term rate of return assumption while maintaining a prudent level of portfolio risk. We emphasize long-term growth of principal while avoiding excessive risk so as to use Plan asset returns to help finance pension obligations, thus improving our Plan's funded status. We predominantly invest in assets that can be sold readily and efficiently to ensure our ability to reasonably meet expected cash flow requirements. Although peer relative performance is examined, out-performance of such does not constitute an investment objective.
We define our primary risk concern to be the Plan's funded status volatility and to a lesser extent total plan return volatility. Understanding that risk is present in all types of assets and investment styles, we acknowledge that some risk is necessary to produce long-term investment results that are sufficient to meet the Plan's objectives. However, we monitor and ensure that the investment managers we employ make reasonable efforts to maximize returns while controlling for risk parameters.
Investment risk is also controlled through diversification among multiple asset classes, managers, investment styles and periodic rebalancing toward asset allocation targets. Risk is further controlled at the investment manager level by requiring managers to follow formal written investment guidelines which enumerate eligible securities, maximum portfolio concentration limits, excess return and tracking error targets as well as other relevant portfolio constraints. Investment results and risk are measured and monitored on an ongoing basis and quarterly investment reviews are conducted. The Plan's active investment managers are prohibited from investing plan assets in equity or debt securities issued or guaranteed by us.
Our Plan assets are invested using a combination of both active and passive (indexed) investment strategies. Active strategies employ multiple investment management firms. The Plan's equity securities are diversified across U.S. and non-U.S. stocks in order to further reduce risk at the total Plan level. Our active investment managers employ a range of investment styles and approaches that are combined in a way that compensates for capitalization and style biases versus benchmark indices. As such, our investment managers are expected to adhere to the investment management style for which they were hired and are evaluated regularly for adherence to investment discipline.

The Plan's debt securities are diversified principally among securities issued or guaranteed by the U.S. government or its agencies, mortgage-backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the U.S. by non-U.S. banks and corporations. Generally, up to 10% of the actively managed debt securities may be invested in securities rated below investment grade. The Plan’s real estate investments are made through a commingled equity real estate fund of U.S. properties diversified by property type and geographic location.
We have formally identified the primary objective for each asset class within our Plan. U.S. equities are held for their long-term capital appreciation and dividend income, which is expected to exceed the rate of inflation. International equities are held for their long-term capital appreciation, as well as diversification relative to U.S. equities and other asset classes. Fixed income instruments are held as a source of current income and to reduce overall Plan volatility. Additionally they are designed to provide a partial hedge relative to the interest rate sensitivity of the Plan's liabilities. Real estate investments are held as a hedge against unexpected inflation and are expected to provide a relatively high level of income. Real estate investments are also expected to provide diversification to the overall Fund. Cash is held only to meet liquidity requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Allocations
We employ a total return investment approach in which a mix of equity, debt and real estate investments is used to achieve a competitive long-term rate on plan assets at a prudent level of risk. Our weighted average plan target asset allocation is 52% equity securities (range of 42% to 62%), 45% debt securities (range of 35% to 55%) and 3% real estate (range of 0% to 6%). The Plan’s actual allocation is controlled by periodic rebalancing back to target.
The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans:

	Asset Allocations		Target Asset Allocations
	For the Years Ended December 31,
	2012	2011	2012	2011
Equity Securities	52%	53%	52%	55%
Debt Securities	45%	44%	45%	43%
Real Estate	3%	3%	3%	2%
Total	100%	100%	100%	100%
Contributions and Benefit Payments
We expect to contribute approximately $22 million to our U.S. Non-Qualified plans and non-U.S. pension plans and approximately $5 million to our postretirement benefit plan for the year ended December 31, 2013. We do not expect to make any contributions to the U.S. Qualified Plan in fiscal 2013 for the 2012 plan year. Final funding requirements for fiscal 2013 will be determined based on our January 2013 funding actuarial valuation.
The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2022. Actual benefit payments may differ from expected benefit payments. These amounts are net of expected plan participant contributions:

		Postretirement Benefits
	Pension Plans	Gross Expected Benefit Payment	Gross Expected Subsidy	Net Expected Benefit Payment
2013	$103.8	$4.5	$—	$4.5
2014	$107.0	$3.9	$—	$3.9
2015	$109.2	$3.4	$—	$3.4
2016	$110.0	$2.9	$—	$2.9
2017	$114.0	$2.5	$—	$2.5
2018 - 2022	$576.7	$8.9	$—	$8.9
Health Care Benefits
The following table presents healthcare trend assumptions used to determine the year end benefit obligation:

	2012	2011
Medical (1)	6.5%	7.0%
Prescription Drug (1)	8.5%	9.0%

(1)	The rates are assumed to decrease to 5.0% in 2020 and remain at that level thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point
	Increase	Decrease
Benefit Obligations at End of Year	$(0.2)	$0.4
Service Cost Plus Interest Cost	$—	$—
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
We had expense associated with our 401(k) Plan of $13.6 million, $15.7 million and $9.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in expense in 2012 and 2011 was due to a discretionary company contribution of $5.3 million and $7.8 million, respectively, compared to $4.5 million in 2010.
Note 11. Employee Stock Plans
The total stock-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 was $10.6 million, $12.4 million and $18.3 million, respectively. The expected tax benefit associated with our stock-based compensation programs was $3.7 million, $4.3 million and $6.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively.
Stock Incentive Plans
The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (“2009 SIP”) and 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan (“2000 DSIP”) allow for the granting of stock-based awards, such as, but not limited to, stock options, restricted stock units and restricted stock, to certain employees and non-employee directors.
On May 5, 2009, our shareholders approved the 2009 SIP which authorized the issuance of up to 5,400,000 shares of our common stock plus any shares that were remaining and available for issuance under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (“2000 SIP”) that were not subject to outstanding awards as of May 5, 2009 or that become available for issuance upon forfeiture, cancellation or expiration of awards granted under the 2000 SIP without having been exercised or settled in shares. As of December 31, 2012, 1,090,172 shares were remaining and available from the 2000 SIP. At December 31, 2012, 2011 and 2010, 4,813,551 shares, 5,153,694 shares, and 5,346,912 shares, of our common stock, respectively, were available for future grants under the 2009 SIP.
On May 2, 2007, our shareholders approved an amendment increasing the authorization under the 2000 DSIP from 300,000 shares of common stock to 700,000 shares of common stock. At December 31, 2012, 2011 and 2010, 192,206 shares, 230,993 shares and 264,151 shares of our common stock, respectively, were available for future grants under the 2000 DSIP.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

The total compensation expense associated with our stock option program was $3.8 million, $4.1 million and $6.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The expected total tax benefit associated with our stock option programs was $1.4 million, $1.5 million and $2.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	2012	2011	2010
Expected stock price volatility	23%	21%	21%
Expected dividend yield	1.8%	1.8%	2.0%
Expected term (in years)	6.00	6.00	6.00
Weighted average risk-free interest rate	1.21%	2.55%	2.80%
Weighted average fair value of options granted	$15.01	$15.86	$14.00
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
Changes in stock options for the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,581,602	$64.72
Granted	488,600	$70.70
Exercised	(276,052)	$31.77
Forfeited or expired	(267,950)	$80.38

Outstanding at December 31, 2010	2,526,200	$67.81

Granted	373,048	$79.64
Exercised	(575,456)	$48.69
Forfeited or expired	(297,785)	$80.52

Outstanding at December 31, 2011	2,026,007	$73.56

Granted	373,588	$82.67
Exercised	(338,352)	$56.96
Forfeited or expired	(220,398)	$80.65

Outstanding at December 31, 2012	1,840,845	$77.61	6.0	8.1

Exercisable and unvested expected to vest at December 31, 2012	1,792,950	$77.51	5.9	8.1
Exercisable at December 31, 2012	1,127,607	$76.60	4.5	6.8
Stock options outstanding at December 31, 2012 were originally granted during the years 2003 through 2012 and are exercisable over periods ending no later than 2022. At December 31, 2011 and 2010, stock options for 1,238,434 shares and 1,620,245 shares of our common stock, respectively, were exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 were $8.4 million, $15.7 million and $11.9 million, respectively.
The following table summarizes information about stock options outstanding at December 31, 2012:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$34.17-$59.86	109,081	0.9	$49.58	109,081	$49.58
$60.49-$69.96	161,258	3.5	$62.74	141,620	$62.35
$70.54-$79.56	321,210	5.9	$71.15	186,085	$71.38
$79.58-$80.45	488,073	7.1	$79.99	251,023	$79.78
$82.64-$82.80	323,300	9.1	$82.80	1,875	$82.64
$88.04-$88.33	212,788	4.1	$88.11	212,788	$88.11
$88.37-$92.73	225,135	5.1	$88.49	225,135	$88.49
	1,840,845			1,127,607
Total unrecognized compensation cost related to nonvested stock options at December 31, 2012 was $4.3 million. This cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of stock options vested during the years ended December 31, 2012, 2011 and 2010 were $4.8 million, $5.9 million and $7.0 million, respectively.
Cash received from the exercise of D&B stock options for the year ended December 31, 2012 was $16.2 million. The expected tax benefit associated with the tax deduction from the exercise of stock options totaled $3.2 million for the year ended December 31, 2012.
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
Total compensation expense associated with restricted stock units, restricted stock and restricted stock opportunity was $6.1 million, $7.5 million and $11.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The expected total tax benefit associated with restricted stock units, restricted stock and restricted stock opportunity was $2.3 million, $2.8 million and $4.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Changes in our nonvested restricted stock units and restricted stock for the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

Restricted Stock/Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested Shares at December 31, 2009	420,613	$80.71	1.5	$35.5
Granted	215,627	$70.25
Vested	(193,291)	$83.05
Forfeited	(76,613)	$79.23

Nonvested Shares at December 31, 2010	366,336	$73.63	1.8	$30.1
Granted	121,860	$78.88
Vested	(113,807)	$75.92
Forfeited	(56,606)	$75.67

Nonvested Shares at December 31, 2011	317,783	$73.18	1.4	$23.8
Granted	130,696	$81.60
Vested	(137,122)	$71.40
Forfeited	(53,088)	$75.53

Nonvested Shares at December 31, 2012	258,269	$77.90	1.4	$20.3
Total unrecognized compensation cost related to nonvested restricted stock units and restricted stock at December 31, 2012 was $7.6 million. This cost is expected to be recognized over a weighted average period of 2.2 years.
The total fair value of restricted stock units and restricted stock vesting during the years ended December 31, 2012, 2011 and 2010 was $10.6 million, $8.9 million and $13.8 million, respectively. The expected tax benefit associated with the tax deduction from the vesting of restricted stock units and restricted stock totaled $3.9 million, $2.9 million and $4.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Employee Stock Purchase Plan
Under The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan, we are authorized to sell up to 1,500,000 shares of our common stock to our eligible employees, of which 410,240 shares remain available for future purchases as of December 31, 2012.
Under the terms of the ESPP, our employees can purchase our common stock at a 15% discount from market value, subject to certain limitations as set forth in the ESPP. The purchase price of the stock on the date of purchase is 85% of the average of the high and low prices of our stock on the last trading day of the month. Under the ESPP, we sold 58,417, 67,010 and 70,897 shares to employees for the years ended December 31, 2012, 2011 and 2010, respectively. The total compensation expense related to our ESPP was $0.7 million, $0.8 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash received from employees participating in the ESPP for the year ended December 31, 2012 was $3.9 million.
Note 12. Lease Commitments and Contractual Obligations
Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000-square-foot property that we lease. We renewed our lease on this property in 2011 for a term of eight years, with two five-year renewal options. This property also serves as the executive offices of our North American segment. We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

and non-cancelable) were $29.6 million, $30.9 million, and $28.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Acxiom Corporation
In July 2006, we signed a four-year North American product and technology outsourcing agreement with Acxiom in order to significantly increase the speed, data processing capacity and matching capabilities we provide our global sales and marketing customers. In August 2008, we entered into a 65 month agreement that will expand our service capabilities, enhance customer experience and accelerate the migration of the remaining existing D&B fulfillment processes for our European markets to Acxiom. In November 2008, we extended the term of the North American outsourcing agreement through 2011.
In December 2011, a three-year agreement was reached to further extend the North American product and technology outsourcing agreement until the end of 2014. Payments over the extended contract term will aggregate to approximately $26 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.
In May 2009, and as part of our ongoing Financial Flexibility initiatives, we entered into another agreement with Acxiom to provide certain infrastructure management services that were formerly provided by Computer Sciences Corporation ("CSC"). These services include data center operations, technology help desk and network management functions. The agreement originally had an initial term ending in October 2014 and included the right to extend the agreement under the same terms for up to a maximum period of three years after the expiration of the original term. In 2010, we signed an infrastructure outsourcing agreement for data center operations, technology help desk and network management functions in Ireland. In 2010, we entered into two amendments with Acxiom extending the initial terms of both agreement by a total of eight months until June 2015. We retain the right to extend the agreement for up to three years after the expiration of this amended term. In the fourth quarter of 2012, we notified Acxiom of our intent to terminate certain data center and technology infrastructure support services. This was done in connection with our desire to insource certain technology functions in which it is both performance and financially beneficial. These agreements provide for typical adjustments due to changes in volume, inflation and incremental project work. Payments over these contract terms will aggregate to approximately $390 million.
In May 2011, we signed a five-year development and support agreement with Acxiom to provide data management services. This agreement is related to our Strategic Technology Investment or MaxCV and totals approximately $28 million over the term of the agreement. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.
We incurred costs of approximately $90 million, $88 million and $93 million under all of Acxiom agreements for the years ended December 31, 2012, 2011 and 2010, respectively. Total payments to Acxiom over the remaining terms of all contracts will aggregate to approximately $200 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

In December 2011, we signed a five-year telephony agreement to support our small business customers’ telesales team. Payments over the contract term will aggregate approximately $3 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.
After the first three years of service by Convergys, we have the right to terminate for convenience any or all of the services provided under the agreements upon one hundred eighty days prior written notice, and without incurring a termination fee. We incurred costs of approximately $20 million and $8 million for the years ended December 31, 2012 and 2011, respectively. Total payments to Convergys over the remaining terms of the above contracts will aggregate to approximately $74 million.
International Business Machines
In October 2004, we signed a seven-year outsourcing agreement with International Business Machines (“IBM”). Under the terms of the agreement, we have transitioned certain portions of our data acquisition and delivery and customer service to IBM. By August 2010, our data acquisition, delivery and customer services performed by IBM for our European countries were terminated. Additionally, by October 2011 our customer contact center services for the United States were terminated as a result of our transition to CCMG. As of December 31, 2012, the services that are still to be provided by IBM are primarily limited delivery services for our North American customers.
In August 2012, we signed an amendment with IBM extending the term of the limited delivery services for our North American customers until January 2017. Payments over the contract term will aggregate approximately $15 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.
We incurred costs of approximately $3 million, $10 million and $19 million for the years ended December 31, 2012, 2011 and 2010, respectively, under this agreement.
Computer Sciences Corporation
In July 2002, we outsourced certain technology functions to CSC under a ten-year agreement, which we had the right to terminate for a fee at any time and under certain other conditions. Under the terms of the agreement, CSC’s responsibilities included data center operations, technology help desk and network management functions in the U.S. and UK as well as certain application development and maintenance functions. This agreement was amended in March 2008, which, among other things, increased certain services level agreements that CSC was required to provide under the Technology Services Agreement and added additional security services to be performed by CSC. In August 2009, we entered into a wind down agreement with CSC and Acxiom Corporation (“Acxiom”), which terminated all of the data center operations functions provided by CSC, effective September 2009. In September 2009, we entered into a new agreement with CSC for print and fulfillment services and production support that remained with CSC. In June 2010, we terminated the print and fulfillment services provided by CSC. We incurred costs of approximately $1 million, $3 million and $9 million under this contract for the years ended December 31, 2012, 2011 and 2010, respectively.
ICT Group, Inc./Sykes Enterprises, Inc.
In December 2003, we signed a three-year agreement with ICT Group, Inc. (“ICT”), effective January 2004, to outsource certain data collection and maintenance activities, which agreement contains two renewal options for up to a one-year period. The agreement was amended effective September 2007 to be extended through 2011. In February 2010, ICT was acquired by Sykes Enterprises, Inc. (“Sykes”) in which the terms of our agreement remained unchanged. Under the terms of the agreement, Sykes was responsible for performing certain data collection and maintenance activities previously performed by our own call centers in North America. The obligation under the contract was based upon transmitted call volumes, but would not be less than $3 million per contract year. In December 2011, this agreement expired. We incurred costs of approximately $6 million and $8 million under this contract for the years ended December 31, 2011 and 2010, respectively.
The following table quantifies our future contractual obligations as discussed above as of December 31, 2012:

Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Operating Leases	$28.5	$24.6	$21.3	$18.9	$7.8	$28.5	$129.6
Obligations to Outsourcers	$123.4	$106.3	$60.7	$24.6	$1.5	$—	$316.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

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
Note 13. Contingencies
We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to our consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at December 31, 2012. In addition, from time-to-time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below.
China Operations
On March 18, 2012, we announced that we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
For the year ended December 31, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. Additionally, during the year ended December 31, 2012, we have incurred $13.5 million of legal fees and other corporate shut-down costs and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
On September 28, 2012, Roadway was charged in a Bill of Prosecution, along with five current or former employees, by the Shanghai District Prosecutor with illegally obtaining private information of Chinese citizens. On December 28, 2012, the Chinese court imposed a monetary fine on Roadway and fines and imprisonment on four Roadway employees. A fifth Roadway employee was separated from the case.
As our investigation is ongoing, we cannot yet predict the ultimate outcome of the matter or its impact, if any, on our business, financial condition or results of operations. No amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Nicholas Martin v. Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc., No. 12 CV 215 (USDC N.D. IL.)
On January 11, 2012, Nicholas Martin filed suit against Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc. ("Convergys") in the United States District Court for the Northern District of Illinois. The complaint alleges that Defendants violated the Telephone Consumer Protection Act (“TCPA”) (47 U.S.C. §227) because Convergys placed a telephone call to Plaintiff’s cell phone using an automatic telephone dialing system ("ATDS") and because Dun & Bradstreet, Inc. authorized the telephone call. The TCPA generally prohibits the use of an ATDS to place a call to a cell phone for nonemergency purposes and without the prior express consent of the called party. The TCPA provides for statutory damages of $500 per violation,which may be trebled to $1,500 per violation at the discretion of the court if the plaintiff proves the defendant willfully violated the Act. Plaintiff sought to bring this action as a class action on behalf of all persons who Defendants called on their cell phone using an ATDS, where the Defendants obtained the cell phone number from some source other than directly from the called party, during the period January 11, 2010, to the present. Both Dun & Bradstreet, Inc. and Convergys answered the complaint on March 2, 2012. Discovery has commenced and is ongoing. On August 21, 2012, the Court granted Plantiff's motion for class certification, without prejudice, and granted the Defendants leave to seek a ruling that decertifies the class. On September 4, 2012, the Defendants each filed petitions seeking leave to appeal the District Court's ruling to the Seventh Circuit Court of Appeals. On October 29, 2012, the parties agreed to mediate the case through the Seventh Circuit Settlement Conference Program. Through the ongoing mediation, the parties are currently negotiating the terms of a potential settlement; however, any final proposed settlement will be subject to approval by the Court. In accordance with ASC 450, "Contingencies," as of December 31, 2012, a reserve has been accrued by the company in this matter, which is reflected in our consolidated financial statements. The amount of such reserve is not material to the company's financial statements and an estimate of the additional loss or range of loss cannot be made.

O&R Construction, LLC v. Dun & Bradstreet Credibility Corporation, et al., No. 2:12 CV 02184 (USDC W.D. Wash.)
On December 13, 2012, plaintiff O&R Construction LLC filed a putative class action in the United States District Court for the Western District of Washington against D&B and an unaffiliated entity. The complaint alleges, among other things, that defendants violated the antitrust laws, used deceptive marketing practices to sell the CreditBuilder credit monitoring products and allegedly misrepresented the nature, need and value of the products. The plaintiff purports to sue on behalf of a putative class of purchasers of CreditBuilder and seeks recovery of damages and equitable relief. On February 18, 2013, the Company filed a motion to dismiss the complaint. Plaintiff must respond to that motion or file an amended complaint by April 5, 2013. The parties are due to exchange initial disclosures and complete the Rule 26(f) case management process in March 2013.  Formal discovery has not started in the case. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. No amount in respect of any potential judgment in this matter has been accrued in our consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Note 14. Segment Information
The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources.

On January 1, 2012, we began managing and reporting our business through the following three segments (all prior periods have been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of our operations in the UK, the Netherlands, Belgium, Latin America and European Worldwide Network).
During 2011, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, Greater China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, the Netherlands, Belgium, Latin America and our total Worldwide Network).

Prior to January 1, 2011, we managed and reported our business globally through two segments:

•	North America (which consisted of our operations in the U.S. and Canada); and

•	International (which consisted of our operations in Europe, Asia Pacific and Latin America).
Our customer solution sets are D&B Risk Management Solutions™, D&B Sales & Marketing Solutions™ and D&B Internet Solutions. Effective January 1, 2013, we began managing and reporting our Internet Solutions business as part of our Traditional Sales & Marketing Solutions set. Inter-segment sales are immaterial, and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges, intercompany transactions and our Strategic Technology Investment or MaxCV, because these charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Revenue:
North America	$1,225.6	$1,238.1	$1,214.6
Asia Pacific	176.8	164.8	86.8
Europe and Other International Markets	241.9	243.4	236.4
Consolidated Core	1,644.3	1,646.3	1,537.8
Divested and Other Businesses	18.7	112.2	138.8
Consolidated Total	$1,663.0	$1,758.5	$1,676.6
Operating Income (Loss):
North America	$480.9	$480.1	$452.2
Asia Pacific	4.7	16.8	8.7
Europe and Other International Markets	68.8	55.3	62.9
Total Segments	554.4	552.2	523.8
Corporate and Other (1)	(122.3)	(127.4)	(114.7)
Consolidated Total	432.1	424.8	409.1
Non-Operating Income (Expense) – Net	(53.8)	(56.7)	(21.2)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$378.3	$368.1	$387.9

Depreciation and Amortization (2):
North America	$41.8	$42.9	$43.8
Asia Pacific	17.2	18.8	10.2
Europe and Other International Markets	13.0	13.6	11.4
Total Segments	72.0	75.3	65.4
Corporate and Other	6.3	5.8	2.7
Consolidated Total	$78.3	$81.1	$68.1

Capital Expenditures (3):
North America	$2.2	$2.0	$2.9
Asia Pacific	4.4	2.5	1.3
Europe and Other International Markets	0.3	0.8	0.5
Total Segments	6.9	5.3	4.7
Corporate and Other	0.1	0.9	4.8
Consolidated Total	$7.0	$6.2	$9.5

Additions to Computer Software and Other Intangibles (4):
North America	$21.2	$16.0	$35.4
Asia Pacific	5.4	1.7	1.6
Europe and Other International Markets	6.7	6.2	11.6
Total Segments	33.3	23.9	48.6
Corporate and Other	34.1	23.3	7.8
Consolidated Total	$67.4	$47.2	$56.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

	At December 31,
	2012	2011	2010
Assets:
North America	$795.4	$790.6	$798.5
Asia Pacific	414.6	466.8	468.6
Europe and Other International Markets	365.7	317.8	342.5
Total Segments	1,575.7	1,575.2	1,609.6
Corporate and Other (primarily taxes)	416.1	401.9	309.9
Consolidated Total	$1,991.8	$1,977.1	$1,919.5
Goodwill (5):
North America	$266.5	$266.0	$266.3
Asia Pacific	234.0	222.0	221.0
Europe and Other International Markets	110.6	110.4	112.4
Consolidated Total	$611.1	$598.4	$599.7

(1)	The following table summarizes “Corporate and Other:”

	At December 31,
	2012	2011	2010
Corporate Costs	$(49.1)	$(55.4)	$(63.4)
Restructuring Expense	(29.4)	(22.1)	(14.8)
Strategic Technology Investment or MaxCV	(30.3)	(44.8)	(36.5)
Legal Fees and Other Shut-Down Costs Associated with Matters in China	(13.5)	—	—
Settlement of Legacy Pension Obligation	—	(5.1)	—
Total Corporate and Other	$(122.3)	$(127.4)	$(114.7)

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software and Other Intangibles.
Depreciation and amortization in the Asia Pacific segment increased $8.6 million for the year ended December 31, 2011 as compared to December 31, 2010. This increase was primarily driven by the acquisition of D&B Australia in the third quarter of 2010. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)
Capital expenditures in Corporate and Other decreased $3.9 million for the year ended December 31, 2011 as compared to December 31, 2010. This decrease was primarily driven by reduced capital expenditures in relation to our Strategic Technology Investment or MaxCV.

(4)
Additions to computer software and other intangibles in North America increased $5.2 million for the year ended December 31, 2012 as compared to December 31, 2011. This increase was driven by new product offerings.

Additions to computer software and other intangibles in North America decreased $19.4 million for the year ended December 31, 2011 as compared to December 31, 2010. This decrease was driven by reduced expenditures on new product offerings in the United States.
Additions to computer software and other intangibles in Asia Pacific increased $3.7 million for the year ended December 31, 2012 as compared to December 31, 2011. This increase was driven by new product offerings and improvements to existing products.
Additions to computer software and other intangibles in Europe and Other International Markets decreased $5.4 million for the year ended December 31, 2011 as compared to December 31, 2010. This decrease was driven by reduced expenditures associated with a new product offering.
Additions to computer software and other intangibles in Corporate and Other increased $10.8 million for the year ended December 31, 2012 as compared to December 31, 2011. This increase was primarily driven by our Strategic Technology Investment or MaxCV. Additions to computer software and other intangibles in Corporate and Other increased $15.5 million for the year ended December 31, 2011 as compared to December 31, 2010. This increase was primarily driven by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

our Strategic Technology Investment or MaxCV aimed at strengthening our leading position in commercial data and improving our current technology platform to meet the emerging needs of customers.

(5)
Goodwill in Asia Pacific increased to $234.0 million at December 31, 2012 from $222.0 million at December 31, 2011. This is primarily attributable to the positive impact of foreign currency translation offset by an adjustment associated with the sale of our domestic portion of our Japanese operations.

Goodwill in Asia Pacific increased to $222.0 million at December 31, 2011 from $221.0 million at December 31, 2010. This is primarily attributable to the goodwill associated with the acquisition of MicroMarketing as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K offset by the reclassification of amounts related to the then potential sales that subsequently occurred in 2012 of our domestic portion of our Japanese operations and our Chinese market research joint venture companies. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Supplemental Geographic and Customer Solution Set Information:

	At December 31,
	2012	2011	2010
Long-Lived Assets (6):
North America	$484.3	$484.2	$505.7
Asia Pacific	333.9	330.8	347.6
Europe and Other International Markets	164.9	165.3	180.7
Consolidated Total	$983.1	$980.3	$1,034.0

(6)
Long-lived assets in North America decreased to $484.2 million at December 31, 2011 from $505.7 million at December 31, 2010. This is primarily attributable to reduced capital expenditures, reduced additions to computer software and other intangibles, the impairment of certain other intangibles related to our AllBusiness.com acquisition and increased depreciation expense.

Long-lived assets in Asia Pacific decreased to $330.8 million at December 31, 2011 from $347.6 million at December 31, 2010. This is primarily attributable to the reclassification of amounts related to the then potential sales that subsequently occurred in 2012 of our domestic portion of our Japanese operations and our Chinese market research joint venture companies. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.
Long-lived assets in Europe and Other International Markets decreased to $165.3 million at December 31, 2011 from $180.7 million at December 31, 2010. This is primarily attributable to reduced additions to computer software partially offset by additions to other intangibles as a result of new product offerings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$700.6	$729.7	$726.7
Sales & Marketing Solutions	410.2	392.4	383.7
Internet Solutions	114.8	116.0	104.2
North America Core Revenue	1,225.6	1,238.1	1,214.6
Divested and Other Businesses (7)	—	8.7	47.8
Total North America Revenue	1,225.6	1,246.8	1,262.4

Asia Pacific:
Risk Management Solutions	147.5	144.5	72.4
Sales & Marketing Solutions	28.5	19.4	13.3
Internet Solutions	0.8	0.9	1.1
Asia Pacific Core Revenue	176.8	164.8	86.8
Divested and Other Businesses (7)	18.7	103.5	91.0
Total Asia Pacific Revenue	195.5	268.3	177.8

Europe and Other International Markets:
Risk Management Solutions	199.5	200.3	196.8
Sales & Marketing Solutions	39.8	40.8	37.4
Internet Solutions	2.6	2.3	2.2
Europe and Other International Markets Core Revenue	241.9	243.4	236.4
Divested and Other Businesses	—	—	—
Total Europe and Other International Markets Revenue	241.9	243.4	236.4

Consolidated Total:
Risk Management Solutions	1,047.6	1,074.5	995.9
Sales & Marketing Solutions	478.5	452.6	434.4
Internet Solutions	118.2	119.2	107.5
Core Revenue	1,644.3	1,646.3	1,537.8
Divested and Other Businesses (7)	18.7	112.2	138.8
Consolidated Total Revenue	$1,663.0	$1,758.5	$1,676.6

(7) During the year ended December 31, 2012, we completed the sale of: (i) AllBusiness.com, Inc.; (ii) Purisma Incorporated; and (iii) a small supply management company. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 1% and 4% to our North America total revenue for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2012, we completed (a) the sale of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India; and (b) the shut-down of our Roadway business. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 10%, 39% and 51% to our Asia Pacific total revenue for the years ended December 31, 2012, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

The following table represents Divested and Other Businesses revenue by solution set:

	For the Years Ended December 31,
	2012	2011	2010
Divested and Other Businesses:
Risk Management Solutions	$9.3	$39.8	$72.7
Sales & Marketing Solutions	9.4	68.4	57.8
Internet Solutions	—	4.0	8.3
Total Divested and Other Businesses Revenue	$18.7	$112.2	$138.8

Note 15. Supplemental Financial Data

Other Accrued and Current Liabilities:

	At December 31,
	2012	2011
Restructuring Accruals	$11.7	$10.5
Professional Fees	37.4	33.6
Operating Expenses	28.9	35.1
Spin-Off Obligation (1)	1.6	20.5
Other Accrued Liabilities	39.3	53.9
	$118.9	$153.6

(1)
In 2000, as part of a spin-off transaction under which Moody’s Corporation (“Moody’s”) and D&B became independent of one another, Moody’s and D&B entered into a Tax Allocation Agreement (“TAA”). Under the TAA, Moody’s and D&B agreed that Moody’s would be entitled to deduct the compensation expense associated with the exercise of Moody’s stock options (including Moody’s stock options exercised by D&B employees) and D&B would be entitled to deduct the compensation expense associated with the exercise of D&B stock options (including D&B stock options exercised by employees of Moody’s). Put simply, the tax deduction would go to the company that granted the stock options, rather than to the employer of the individual exercising the stock options. In 2002 and 2003, the IRS issued rulings that clarified that, under the circumstances applicable to Moody’s and D&B, the compensation expense deduction belongs to the employer of the option grantee and not to the issuer of the option (e.g., D&B would be entitled to deduct the compensation expense associated with D&B employees exercising Moody’s options and Moody’s would be entitled to deduct the compensation expense associated with Moody’s employees exercising D&B options). We have filed tax returns for 2001 through 2011 consistent with the IRS rulings. We may be required to reimburse Moody’s for the loss of compensation expense deductions relating to tax years 2008 to 2010 of approximately $1.6 million in the aggregate for such years. This liability was reduced from $20.5 million at December 31, 2011 to $1.6 million during the first quarter of 2012 due to expiration of the statute of limitations. In 2005 and 2006, we paid Moody’s approximately $30.1 million in the aggregate, which represented the incremental tax benefits realized by D&B for tax years 2003-2005 from using the filing method consistent with the IRS rulings. In February 2011, we paid Moody’s an additional sum of approximately $2.5 million, for tax years 2003-2005. While not material, we may also be required to pay, in the future, amounts in addition to the approximately $1.6 million referenced above based upon interpretations by the parties of the TAA and the IRS rulings. We will no longer report on this matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Property, Plant and Equipment at cost – Net:

	At December 31,
	2012	2011
Land	$5.9	$6.0
Buildings	31.6	32.0
Furniture	60.4	67.0
	97.9	105.0
Less: Accumulated Depreciation	66.2	68.6
	31.7	36.4
Leasehold Improvements, less:
Accumulated Amortization of $15.0 and $14.5	8.9	9.3
	$40.6	$45.7

Other Income (Expense) – Net:

	For the Years Ended December 31,
	2012	2011	2010
Effect of Legacy Tax Matters (2)	$(14.8)	$(7.1)	$(0.4)
Gain (Loss) on Sale of Businesses (3)	6.1	—	23.1
Loss on Investment (4)	—	(11.4)	—
One-Time Gain on Hedge of Purchase Price on the Australia Acquisition (5)	—	—	3.4
Miscellaneous Other Income (Expense) – Net (6)	(6.4)	(2.7)	(3.4)
Other Income (Expense) – Net	$(15.1)	$(21.2)	$22.7

(2) During the year ended December 31, 2012, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody's Corporation and D&B as it relates to the expiration of the statute of limitations for Moody's Corporation for the tax years 2005 and 2006. During the year ended December 31, 2011, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the expiration of the statute of limitations for Moody's Corporation for the tax year 2004. During the year ended December 31, 2010, we had an agreement to pay Moody's Corporation $2.5 million as it relates to the Tax Allocation Agreement, which we paid in February 2011.
(3) During the year ended December 31, 2012, we recognized gains primarily related to the sale of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) Purisma Incorporated; and (iii) our market research business in China, consisting of two joint venture companies. During the year ended December 31, 2010, we recognized a gain from the sale of our North American Self Awareness Solution business. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.
(4) During the year ended December 31, 2011, we recorded an impairment charge related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on MaxCV.
(5) During the year ended December 31, 2010, we recognized a gain resulting from a hedge on the purchase price of D&B Australia during the third quarter of 2010.
(6) Miscellaneous Other Income (Expense) – Net increased for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to costs of $5.8 million incurred to accelerate the redemption of our senior notes with a face value of $400 million that were scheduled to mature on April 1, 2013, partially offset by the positive impact of foreign exchange. Miscellaneous Other Income (Expense) – Net decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to costs in the prior year related to a premium payment of $3.7 million made for the redemption of the $300 million senior notes with a maturity date of March 25, 2011, partially offset by the negative impact of foreign exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Computer Software and Goodwill:

	Computer Software	Goodwill
January 1, 2011	$127.9	$599.7
Additions at Cost	48.0	—
Amortization	(46.0)	—
Acquisitions (7)	—	8.9
Write-offs	(0.1)	—
Reclass to Assets Held for Sale (8)	(1.2)	(8.2)
Other (9)	(1.0)	(2.0)
December 31, 2011	127.6	598.4
Additions at Cost (10)	64.9	—
Amortization	(49.2)	—
Write-offs	(4.7)	—
Divestitures (11)	—	(0.3)
Other (12)	2.3	13.0
December 31, 2012	$140.9	$611.1

(7)	Goodwill - Amount primarily due to the purchase of MicroMarketing. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(8)
Computer Software and Goodwill - Amounts related to the then potential sales that subsequently did occur in 2012 of our domestic portion of our Japanese operations and our Chinese market research joint venture companies. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

(9)	Goodwill - Primarily due to the impact of foreign currency fluctuations.

(10)	Computer Software - Amount mainly due to our Strategic Technology Investment or MaxCV and new product offerings.

(11)
Goodwill - Amount due to an adjustment associated with the sale of our domestic portion of our Japanese operations. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

(12) Goodwill - Primarily due to the impact of foreign currency fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Other Intangibles (included in Non-Current Assets):

	Customer Relationships	Trademark and Other	Total
January 1, 2011	$40.8	$99.0	$139.8
Acquisitions (13)	4.7	2.9	7.6
Additions (14)	—	8.4	8.4
Amortization	(4.8)	(17.7)	(22.5)
Write-offs (15)	—	(3.3)	(3.3)
Reclass to Assets Held for Sale (16)	(10.6)	(0.4)	(11.0)
Other	0.7	(3.6)	(2.9)
December 31, 2011 (19)	30.8	85.3	116.1
Acquisitions	—	—	—
Additions	—	1.5	1.5
Amortization	(3.8)	(13.5)	(17.3)
Write-offs (17)	—	(3.2)	(3.2)
Divestitures (18)	0.3	—	0.3
Other	2.3	(0.4)	1.9
December 31, 2012 (19)	$29.6	$69.7	$99.3

(13)	Customer Relationships and Trademark and Other - Amounts due to the acquisition of MicroMarketing. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(14)	Trademark and Other - Amount attributable to certain other intangibles related to a new product offering.

(15)	Trademark and Other - Amount due to the write-off of certain other intangibles related to our AllBusiness.com acquisition.

(16)
Customer Relationships and Trademark and Other - Amounts related to the then potential sales that subsequently did occur in 2012 of our domestic portion of our Japanese operations and our Chinese market research joint venture companies. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

(17) Trademark and Other - Amounts primarily due to the write-off of other intangibles related to the shut-down of Roadway. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

(18)
Customer Relationships - Amount due to an adjustment associated with the sale of our domestic portion of our Japanese operations. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

(19) Customer Relationships - Includes accumulated amortization of $7.3 million and $10.4 million as of December 31, 2012 and 2011, respectively.
Trademark and Other - Includes accumulated amortization of $72.7 million and $64.4 million as of December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Allowance for Doubtful Accounts:

January 1, 2010	$15.5
Additions charged to costs and expenses	21.8
Acquisitions	—
Write-offs	(20.5)
Divestitures	—
Other	0.7
December 31, 2010	17.5
Additions charged to costs and expenses	19.8
Acquisitions	—
Write-offs	(20.0)
Divestitures	—
Other	(0.2)
December 31, 2011	17.1
Additions charged to costs and expenses	17.3
Acquisitions	—
Write-offs	(7.2)
Divestitures	—
Other	0.1
December 31, 2012	$27.3
Deferred Tax Asset Valuation Allowance:

January 1, 2010	$41.2
Additions charged (credited) to costs and expenses	(0.4)
Additions charged (credited) due to foreign currency fluctuations	(1.7)
Additions charged (credited) to other accounts	(0.3)
December 31, 2010	38.8
Additions charged (credited) to costs and expenses	0.8
Additions charged (credited) due to foreign currency fluctuations	(0.5)
Additions charged (credited) to other accounts	(1.0)
December 31, 2011	38.1
Additions charged (credited) to costs and expenses	(1.6)
Additions charged (credited) due to foreign currency fluctuations	—
Additions charged (credited) to other accounts	(1.1)
December 31, 2012	$35.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Note 16. Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2012
Revenue:
North America	$285.5	$279.0	$308.3	$352.8	$1,225.6
Asia Pacific	59.9	46.6	44.8	44.2	195.5
Europe and Other International Markets	57.4	58.3	60.1	66.1	241.9
Consolidated Revenue	$402.8	$383.9	$413.2	$463.1	$1,663.0
Operating Income (Loss):
North America	$102.5	$103.2	$117.3	$157.9	$480.9
Asia Pacific	(11.1)	5.6	5.1	5.1	4.7
Europe and Other International Markets	14.2	14.6	17.3	22.7	68.8
Total Segments	105.6	123.4	139.7	185.7	554.4
Corporate and Other (1)	(31.2)	(34.1)	(30.0)	(27.0)	(122.3)
Consolidated Operating Income	74.4	89.3	109.7	158.7	432.1
Net Income	64.1	56.5	80.7	95.2	296.5
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.7)	—	(1.1)	0.8	(1.0)
Net Income Attributable to D&B	63.4	56.5	79.6	96.0	295.5

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders (2)	$1.33	$1.21	$1.77	$2.22	$6.47
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders (2)	$1.32	$1.20	$1.76	$2.20	$6.43
Cash Dividends Paid Per Common Share	$0.38	$0.38	$0.38	$0.38	$1.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2011
Revenue:
North America	$291.2	$288.3	$307.0	$360.3	$1,246.8
Asia Pacific	56.1	68.7	69.5	74.0	268.3
Europe and Other International Markets	56.3	59.8	62.9	64.4	243.4
Consolidated Revenue	$403.6	$416.8	$439.4	$498.7	$1,758.5
Operating Income (Loss):
North America	$106.9	$105.0	$112.1	$156.1	$480.1
Asia Pacific	(1.8)	7.5	5.0	6.1	16.8
Europe and Other International Markets	11.0	9.8	15.4	19.1	55.3
Total Segments	116.1	122.3	132.5	181.3	552.2
Corporate and Other (1)	(26.8)	(32.6)	(31.8)	(36.2)	(127.4)
Consolidated Operating Income	89.3	89.7	100.7	145.1	424.8
Net Income	48.3	58.7	58.8	94.4	260.2
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	1.6	(0.2)	(0.4)	(0.9)	0.1
Net Income Attributable to D&B	$49.9	$58.5	$58.4	$93.5	$260.3

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders (2)	$1.00	$1.19	$1.19	$1.94	$5.31
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders (2)	$1.00	$1.18	$1.19	$1.93	$5.28
Cash Dividends Paid Per Common Share	$0.36	$0.36	$0.36	$0.36	$1.44

(1)	The following table itemizes the components of the “Corporate and Other” category of Operating Income (Loss):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2012
Corporate Costs	$(12.5)	$(9.9)	$(13.1)	$(13.6)	$(49.1)
Restructuring Expense	(9.1)	(9.3)	(4.8)	(6.2)	(29.4)
Strategic Technology Investment or MaxCV	(8.4)	(10.5)	(6.7)	(4.7)	(30.3)
Legal Fees and Other Shut-Down Costs Associated with Matters in China	(1.2)	(4.4)	(5.4)	(2.5)	(13.5)
Total Corporate and Other	$(31.2)	$(34.1)	$(30.0)	$(27.0)	$(122.3)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2011
Corporate Costs	$(12.7)	$(13.9)	$(14.0)	$(14.8)	$(55.4)
Restructuring Expense	(4.2)	(8.5)	(5.3)	(4.1)	(22.1)
Strategic Technology Investment or MaxCV	(9.9)	(10.2)	(12.5)	(12.2)	(44.8)
Settlement of Legacy Pension Obligation	—	—	—	(5.1)	(5.1)
Total Corporate and Other	(26.8)	(32.6)	(31.8)	(36.2)	(127.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

(2)
The number of weighted average shares outstanding changes as common shares are issued for employee benefit plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

Note 17. Divestitures and Other Businesses
Indian Research and Advisory Services Business
In September 2012, we sold substantially all of the assets and liabilities of our Indian Research and Advisory Services business for $0.5 million. As a result, we recorded a pre-tax gain of $0.2 million in Other Income (Expense) - Net in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. The Indian Research and Advisory Services business generated approximately $1.3 million in revenue during 2011.
Shanghai Roadway D&B Marketing Services Co. Ltd.
On March 18, 2012, we announced that we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
For the year ended December 31, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. Additionally, during the year ended December 31, 2012, we have incurred $13.5 million of legal fees and other corporate shut-down costs and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
On September 28, 2012, Roadway was charged in a Bill of Prosecution, along with five current or former employees, by the Shanghai District Prosecutor with illegally obtaining private information of Chinese citizens. On December 28, 2012, the Chinese court imposed a monetary fine on Roadway and fines and imprisonment for four Roadway employees. A fifth Roadway employee was separated from the case.
Domestic Portion of our Japanese Joint Venture
In February 2012, we completed the sale of the domestic portion of our Japan operations to TSR Ltd., our local joint venture partner since December 2007, for $4.5 million. As a result, we recorded a pre-tax gain of $3.0 million in Other Income (Expense) – Net in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. Our domestic Japanese operations generated approximately $64 million in revenue during 2011.
Simultaneously with closing this transaction, we entered into a ten-year commercial arrangement to provide TSR Ltd. with global data for its Japanese customers and to become the exclusive distributor of TSR Ltd. data to the Worldwide Network. From the date of this transaction, this arrangement has aggregate future cash payments of approximately $140 million.
AllBusiness.com, Inc.
In February 2012, we completed the sale of AllBusiness.com, Inc., a U.S. entity included in our North American reporting segment, for $0.4 million. As a result, we recorded a pre-tax loss of $0.4 million in Other Income (Expense) – Net in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. AllBusiness.com, Inc. generated approximately $4 million in revenue during 2011.

Chinese Market Research Joint Ventures
In January 2012, we completed the sale of our market research business in China, consisting of two joint venture companies, by selling our equity interests in such companies to our joint venture partner for a total purchase price of $5.0 million. As a result, we recorded a pre-tax gain of $1.4 million in Other Income (Expense) – Net in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. The joint venture generated approximately $16 million in revenue during 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular dollar amounts in millions, except per share data)

Purisma Incorporated
In January 2012, we completed the sale of Purisma Incorporated, a U.S. entity included in our North American reporting segment, for $2.0 million. As a result, we recorded a pre-tax gain of $2.0 million in Other Income (Expense) – Net in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. Purisma Incorporated generated approximately $4 million in revenue during 2011.
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
During the year ended December 31, 2010, we recorded a pre-tax gain of $23.1 million from the sale in Other Income (Expense) – Net in the consolidated statement of operations and comprehensive income.
Our North American Self Awareness Solution business provided credit on self products for small and micro businesses. This transaction provided us with the ability to better focus our resources on our core customer segments and maximize shareholder value.
Note 18. Subsequent Events
Dividend Declaration
In February 2013, we approved the declaration of a dividend of $0.40 per share of common stock for the first quarter of 2013. This cash dividend will be payable on March 14, 2013 to shareholders of record at the close of business on February 27, 2013.

Share Repurchases
From January 1, 2013 through February 27, 2013, we have repurchased 1,020,253 shares of common stock for $82.4 million, which were outstanding at December 31, 2012. The share repurchases were comprised of 970,658 shares of common stock for $78.4 million under our $1 billion share repurchase program and 49,595 shares of common stock for $4.0 million under our four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on our share repurchase programs.

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
Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of our fiscal year ended December 31, 2012, our Disclosure Controls are effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting and Management's Responsibility for Financial Statements are contained in this Annual Report on Form 10-K.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item 10. “Directors, Executive Officers and Corporate Governance,” is incorporated herein by reference from our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after D&B’s fiscal year end of December 31, 2012 (the “Proxy Statement”).

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
EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes our equity compensation plan information as of December 31, 2012:

Plan Category	(A) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans approved by security holders (1)	2,110,383	(2)	67.69	5,415,997	(3)

(1)
This table includes information for an equity compensation plan adopted in connection with our separation from Moody’s Corporation. As of December 31, 2012, a total of 1,987 deferred performance shares were outstanding. No additional options or other rights may be granted under this plan, with the exception of incremental dividend shares, which may be accrued on the outstanding deferred performance shares.

(2)
Includes options to purchase 1,840,845 shares of our common stock, restricted stock units with respect to 258,269 shares of our common stock, and 9,282 accrued dividend units and deferred performance shares of 1,987 shares of our common stock.

(3)
Includes shares available for future purchases under our Employee Stock Purchase Plan ("ESPP"). As of December 31, 2012, an aggregate of 410,240 shares of our common stock were available for purchase under the ESPP.

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
(3) Exhibits.
See Index to Exhibits in this Annual Report on Form 10-K.
(b) Exhibits.
See Index to Exhibits in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

The Dun & Bradstreet Corporation (Registrant)

By:	/s/ SARA MATHEW
Sara Mathew
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth next to their names, on February 28, 2013.

/s/ SARA MATHEW	Chairman and Chief Executive Officer
Sara Mathew	(principal executive officer)

/s/ RICHARD H. VELDRAN	Senior Vice President and Chief Financial Officer
Richard H. Veldran	(principal financial officer)

/s/ ANTHONY PIETRONTONE JR.	Principal Accounting Officer and Corporate Controller
Anthony Pietrontone Jr.

/s/ AUSTIN A. ADAMS	Director
Austin A. Adams

/s/ JOHN W. ALDEN	Director
John W. Alden

/s/ CHRISTOPHER J. COUGHLIN	Director
Christopher J. Coughlin

/s/ JAMES N. FERNANDEZ	Director
James N. Fernandez

/s/ PAUL R. GARCIA	Director
Paul R. Garcia

/s/ SANDRA E. PETERSON	Director
Sandra E. Peterson

/s/ MICHAEL J. WINKLER	Director
Michael J. Winkler

INDEX TO EXHIBITS

3.	Articles of Incorporation and By-laws
3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on May 9, 2012, together with the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, file number 1-15967, filed May 14, 2012).

3.2
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Appendix A to the Amended and Restated Certificate of Incorporation, included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed May 14, 2012).

3.3
The Dun & Bradstreet Corporation Certificate of Designation of Series B Preferred Stock (incorporated by reference to Appendix B to the Amended and Restated Certificate of Incorporation, included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed May 14, 2012).

3.4
Fourth Amended and Restated By-Laws of the Registrant, as amended, effective May 9, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed May 14, 2012).

4.	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 10, file number 1-15967, filed September 11, 2000).

4.2
Underwriting Agreement, dated as of March 27, 2008 among the Registrant, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed April 1, 2008).

	4.3	Form of 6.00% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed April 1, 2008).

4.4
Underwriting Agreement, dated as of November 17, 2010 amongst the Registrant, Barclays Capital Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed November 23, 2010).

	4.5	Form of 2.875% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed November 23, 2010).

4.6
Underwriting Agreement, dated as of November 28, 2012 amongst the Registrant, Barclays Capital Inc. and J.P. Morgan Securities LLC, as representatives of the several Underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed December 3, 2012).

4.7
First Supplemental Indenture, dated as of December 3, 2012, between the Registrant and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed December 3, 2012).

	4.8	Form of 3.250% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed December 3, 2012).

	4.9	Form of 4.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed December 3, 2012).

4.10
Five-Year Credit Agreement, dated October 25, 2011, among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Barclays Capital, as Syndication Agents, HSBC Bank USA, N.A. and RBS Citizens, N.A., as Documentation Agents, and the Lenders thereto (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed October 27, 2011).

4.11
Indenture, dated as of March 14, 2006, between the Dun & Bradstreet Corporation and The Bank of New York, including the Form of 5.50% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed March 14, 2006).

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

10.3^
Business Process Services Agreement made and effective as of October 15, 2004 by and between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed March 14, 2005).

10.4^
Global Master Services Agreement by and between Dun & Bradstreet, Inc. and Acxiom Corporation, dated July 27, 2006 (Amended and Restated as of June 2, 2008), together with Amendment Number One, thereto, dated November 30, 2008, and Amendment Number Two, thereto, dated May 6, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant's Amended Quarterly Report on Form 10-Q/A, file number 1-15967, filed October 8, 2009).

10.5^
Statement of Work Number 9 under the Global Master Services Agreement by and between Dun & Bradstreet, Inc. and Acxiom Corporation, dated May 6, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant's Amended Quarterly Report on Form 10-Q/A, file number 1-15967, filed October 8, 2009).

	10.6*†	The Dun & Bradstreet Corporation Incentive Compensation Recoupment Policy, adopted October 15, 2012 by the Registrant's Board of Directors.

10.7†
Form of Indemnification Agreement, as revised on August 7, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 1, 2012).

	10.8†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed August 4, 2006).

10.9†
The Dun & Bradstreet Executive Transition Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

	10.10†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

	10.11†	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed May 10, 2010).

	10.12*†	The Dun & Bradstreet Corporation Change in Control Plan, adopted by the Registrant's Board of Directors on December 7, 2012 and effective as of January 1, 2013.

10.13†
The Dun & Bradstreet Career Transition Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.14†
Executive Retirement Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.15†
First Amendment to the Executive Retirement Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009), effective August 4, 2009 (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).

10.16†
Second Amendment to the Executive Retirement Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009), effective January 1, 2010 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).

10.17†
Third Amendment, effective April 4, 2011, Fourth Amendment, effective April 4, 2011 and Fifth Amendment, effective December 22, 2011, to the Executive Retirement Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.18†
Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.19†
First Amendment to the Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009), effective August 4, 2009 (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).

10.20†
Second Amendment, executed April 4, 2011 and retroactively effective January 1, 1997, Third Amendment, effective April 4, 2011 and Fourth Amendment, effective December 22, 2011, to the Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.21†
Supplemental Executive Benefit Plan of The Dun & Bradstreet Corporation, as amended May 1, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed May 4, 2007).

10.22†
2000 Dun & Bradstreet Corporation Non-Employee Directors' Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.23†
The Dun & Bradstreet Corporation Non-Employee Directors' Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.24†
First Amendment, effective April 4, 2011, to The Dun & Bradstreet Corporation Non-Employee Directors' Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.25†
The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.26†	The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.27*†	The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013.

10.28†
Key Employees' Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.29†
First Amendment, effective April 4, 2011, to the Key Employees' Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.30†
The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed March 28, 2003).

10.31†
2000 Dun & Bradstreet Corporation Replacement Plan for Certain Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 14, 2000).

10.32†	The Dun & Bradstreet Corporation Covered Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed May 6, 2011).

10.33†	The Dun & Bradstreet Corporation Cash Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 21, 2001).

10.34†	Form of Detrimental Conduct Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).

10.35†
Form of Detrimental Conduct Agreement, as amended effective March 25, 2010 (incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed March 1, 2011).

10.36†
Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrants' Form 10-K, file number 1-15967, filed February 28, 2007).

10.37†
Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.38†
Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.39†
Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed number 1-15967, filed May 10, 2010).

10.40†
Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed March 1, 2011).

10.41†
Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.42†
Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.43†
Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.44†
Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.45†
Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, dated February 11, 2010, between the Registrant and Steven W. Alesio (incorporated by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).

10.46†
Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed May 10, 2010).

10.47†
Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed March 1, 2011).

10.48†
Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.49†
Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.50†
Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, file number 1- 15967, filed February 24, 2010).

10.51†
Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed March 1, 2011).

10.52†
Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.53 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.53*†
Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013.

10.54†
Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, dated February 11, 2010, between the Registrant and Steven W. Alesio (incorporated by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).

10.55†
Form of International Restricted Stock Unit Award Agreement, effective February 23, 2007, under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

10.56†
Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.57†
Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.58†
Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, as amended February 18, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed February 24, 2010).

10.59†
Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.66 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed March 1, 2011).

10.60†
Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.61*†
Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013.

10.62†
Form of Restricted Stock Award Agreement, effective February 23, 2007, under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

10.63†
Form of Restricted Stock Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.64†
Form of Restricted Stock Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.65*†
Form of Performance Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013.

10.66*†
Form of International Performance Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013.

10.67†
Form of Stock Option Award Agreement under the 2000 Non-employee Directors' Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.68†
Form of Stock Option Award Agreement, effective January 29, 2008, under the 2000 Non-employee Directors' Stock Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 25, 2008).

10.69†
Form of Stock Option Award Agreement under the 2000 Non-employee Directors' Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.68 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.70†
Form of Restricted Share Unit Award Agreement under the 2000 Non-employee Directors' Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed December 8, 2004).

10.71†
Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors' Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.72†
Form of Restricted Stock Unit Award Agreement, effective February 23, 2007, under the 2000 Non-employee Directors' Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

10.73†
Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors' Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.74†
Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors' Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.73 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

21.	Subsidiaries of the Registrant
	21.1*	Subsidiaries of the Registrant as of December 31, 2012.

23.	Consents of Experts and Counsel
	23.1*	Consent of Independent Registered Public Accounting Firm.

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

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language
(XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity (Deficit), and (v) the Notes to the Consolidated Financial Statements

*	Filed herewith.
† Represents a management contract or compensatory plan.

^	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.