Form 10-Q
period 2013-03-31
DUN & BRADSTREET CORP/NW
filed 2013-05-08
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at March 31, 2013
Common Stock,	39,946,372
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Amounts in millions, except per share data)
Revenue	$381.0	$402.8
Operating Expenses	126.2	144.6
Selling and Administrative Expenses	146.4	154.5
Depreciation and Amortization	18.3	20.2
Restructuring Charge	2.3	9.1
Operating Costs	293.2	328.4
Operating Income	87.8	74.4
Interest Income	0.2	0.1
Interest Expense	(9.9)	(9.1)
Other Income (Expense) - Net	(1.2)	6.6
Non-Operating Income (Expense) - Net	(10.9)	(2.4)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	76.9	72.0
Less: Provision for Income Taxes	23.8	8.3
Equity in Net Income of Affiliates	0.5	0.4
Net Income	53.6	64.1
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.7)	(0.7)
Net Income Attributable to D&B	$52.9	$63.4
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.30	$1.33
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.29	$1.32
Weighted Average Number of Shares Outstanding-Basic	40.6	47.7
Weighted Average Number of Shares Outstanding-Diluted	40.9	48.1
Cash Dividend Paid Per Common Share	$0.40	$0.38
Other Comprehensive Income, Net of Tax
Net Income (from above)	$53.6	$64.1
Foreign Currency Translation Adjustments, no Tax Impact	(12.3)	29.6
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (1)	(1.5)	(1.5)
Actuarial Gain (Loss), Net of Tax Expense (2)	7.0	5.4
Derivative Financial Instruments, No Tax Impact	—	0.3
Comprehensive Income, Net of Tax	46.8	97.9
Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	(0.8)	(0.8)
Comprehensive Income Attributable to D&B	$46.0	$97.1

(1)	Net of Tax Income of $0.7 million and $0.9 million during the three months ended March 31, 2013 and 2012, respectively.

(2)	Net of Tax (Expense) of $(3.5) million and $(2.9) million during the three months ended March 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	March 31, 2013	December 31, 2012
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$172.8	$149.1
Accounts Receivable, Net of Allowance of $25.4 at March 31, 2013 and $27.3 at December 31, 2012	425.6	514.3
Other Receivables	9.9	6.5
Deferred Income Tax	25.1	26.3
Other Prepaids	31.8	46.8
Other Current Assets	8.3	4.4
Total Current Assets	673.5	747.4
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $82.0 at March 31, 2013 and $81.2 at December 31, 2012	40.4	40.6
Computer Software, Net of Accumulated Amortization of $434.9 at March 31, 2013 and $431.9 at December 31, 2012	138.0	140.9
Goodwill	604.7	611.1
Deferred Income Tax	243.2	247.8
Other Receivables	45.5	47.1
Other Intangibles	94.3	99.3
Other Non-Current Assets	62.4	57.6
Total Non-Current Assets	1,228.5	1,244.4
Total Assets	$1,902.0	$1,991.8
LIABILITIES
Current Liabilities
Accounts Payable	$42.0	$40.9
Accrued Payroll	59.0	96.5
Accrued Income Tax	14.0	9.5
Short-Term Debt	0.1	0.2
Other Accrued and Current Liabilities	119.1	118.9
Deferred Revenue	634.2	610.7
Total Current Liabilities	868.4	876.7
Pension and Postretirement Benefits	656.1	668.3
Long-Term Debt	1,302.7	1,290.7
Liabilities for Unrecognized Tax Benefits	104.5	105.9
Other Non-Current Liabilities	67.3	64.5
Total Liabilities	2,999.0	3,006.1
Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	261.3	261.7
Retained Earnings	2,442.0	2,405.5
Treasury Stock, at cost, 42.0 shares at March 31, 2013 and 40.6 shares at December 31, 2012	(2,946.0)	(2,833.3)
Accumulated Other Comprehensive Income (Loss)	(859.0)	(852.1)
Total D&B Shareholders’ Equity (Deficit)	(1,100.9)	(1,017.4)
Noncontrolling Interest	3.9	3.1
Total Equity (Deficit)	(1,097.0)	(1,014.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,902.0	$1,991.8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$53.6	$64.1
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	18.3	20.2
Amortization of Unrecognized Pension Loss	8.3	5.9
(Gain) Loss from Sales of Business / Investments	—	(6.0)
Impairment of Assets	—	12.9
Income Tax Benefit from Stock-Based Awards	2.5	3.0
Excess Tax Benefit on Stock-Based Awards	(0.5)	(0.5)
Equity Based Compensation	3.4	3.1
Restructuring Charge	2.3	9.1
Restructuring Payments	(4.0)	(5.0)
Deferred Income Taxes, Net	—	3.8
Accrued Income Taxes, Net	3.5	(21.7)
Changes in Current Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	83.3	65.9
(Increase) Decrease in Other Current Assets	11.6	15.9
Increase (Decrease) in Deferred Revenue	26.7	27.8
Increase (Decrease) in Accounts Payable	1.5	2.6
Increase (Decrease) in Accrued Liabilities	(37.9)	(43.2)
Increase (Decrease) in Other Accrued and Current Liabilities	9.1	8.2
Changes in Non-Current Assets and Liabilities:
(Increase) Decrease in Other Long-Term Assets	(4.3)	4.4
Net Increase (Decrease) in Long-Term Liabilities	(6.3)	(3.8)
Net, Other Non-Cash Adjustments	1.2	0.6
Net Cash Provided by Operating Activities	172.3	167.3
Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	—	8.0
Cash Settlements of Foreign Currency Contracts	(5.5)	5.8
Capital Expenditures	(3.0)	(0.5)
Additions to Computer Software and Other Intangibles	(13.4)	(14.8)
Net, Other	(0.1)	0.1
Net Cash Used in Investing Activities	(22.0)	(1.4)
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(121.0)	—
Net Proceeds from Stock-Based Awards	2.9	7.3
Payments of Dividends	(16.1)	(18.2)
Proceeds from Borrowings on Credit Facilities	152.1	123.9
Payments of Borrowings on Credit Facilities	(139.9)	(246.2)
Excess Tax Benefit on Stock-Based Awards	0.5	0.5
Capital Lease and Other Long-Term Financing Obligation Payment	—	(1.2)
Net, Other	—	(0.1)
Net Cash Used in Financing Activities	(121.5)	(134.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5.1)	1.4
Increase in Cash and Cash Equivalents	23.7	33.3
Cash and Cash Equivalents, Beginning of Period	149.1	84.4
Cash and Cash Equivalents, End of Period	$172.8	$117.7
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$17.8	$23.2
Interest	$0.7	$(4.4)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Three Months Ended March 31, 2013 and 2012
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2011	$0.8	$239.0	$2,179.3	$(2,356.3)	$(168.3)	$(638.4)	$—	$(743.9)	$3.7	$(740.2)
Net Income	—	—	63.4	—	—	—	—	63.4	0.7	64.1
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Sale of Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Equity-Based Plans	—	20.4	—	10.8	—	—	—	31.2	—	31.2
Pension Adjustments, net of tax of $2.0	—	—	—	—	—	3.9	—	3.9	—	3.9
Dividend Declared	—	—	(18.3)	—	—	—	—	(18.3)	—	(18.3)
Adjustments to Legacy Tax Matters	—	1.6	—	—	—	—	—	1.6	—	1.6
Change in Cumulative Translation Adjustment	—	—	—	—	29.5	—	—	29.5	0.1	29.6
Derivative Financial Instruments, no tax impact	—	—	—	—	—	—	0.3	0.3	—	0.3
Balance, March 31, 2012	$0.8	$261.0	$2,224.4	$(2,345.5)	$(138.8)	$(634.5)	$0.3	$(632.3)	$4.0	$(628.3)

Balance, December 31, 2012	$0.8	$261.7	$2,405.5	$(2,833.3)	$(151.2)	$(701.0)	$0.1	$(1,017.4)	$3.1	$(1,014.3)
Net Income	—	—	52.9	—	—	—	—	52.9	0.7	53.6
Equity-Based Plans	—	(0.4)	—	8.3	—	—	—	7.9	—	7.9
Treasury Shares Acquired	—	—	—	(121.0)	—	—	—	(121.0)	—	(121.0)
Pension Adjustments, net of tax of $2.8	—	—	—	—	—	5.5	—	5.5	—	5.5
Dividend Declared	—	—	(16.4)	—	—	—	—	(16.4)	—	(16.4)
Change in Cumulative Translation Adjustment	—	—	—	—	(12.4)	—	—	(12.4)	0.1	(12.3)
Balance, March 31, 2013	$0.8	$261.3	$2,442.0	$(2,946.0)	$(163.6)	$(695.5)	$0.1	$(1,100.9)	$3.9	$(1,097.0)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts in millions, except per share data)

Note 1 --	Basis of Presentation
These interim unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B,” the "Company," “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2012. The unaudited consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.
All inter-company transactions have been eliminated in consolidation.
Effective January 1, 2013, we began managing and reporting our North America Risk Management Solutions set as:

•
DNBi subscription plans - interactive, customizable online application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis.  DNBi subscription plans are contracts that allow customers' unlimited use, within pre-defined ranges;

•
Non-DNBi subscription plans - subscription contracts which provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk. The non-DNBi subscription plans allow customers' unlimited use; and

•
Projects and other risk management solutions - all other revenue streams. This includes, for example, our Business Information Report, our Comprehensive Report, our International Report, and D&B Direct.

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
Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation due to the changes in solution sets discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 2 --	Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-5, "Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)," which states that a cumulative translation adjustment ("CTA") is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. The entire amount of the CTA associated with the foreign entity would be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (ii) loss of a controlling financial interest in an investment in a foreign entity; and (iii) step acquisition for a foreign entity. The authoritative guidance does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The authoritative guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. A company would disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current-period other comprehensive income. The authoritative guidance requires a company to present information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The authoritative guidance is effective for fiscal years and the interim periods within those annual periods beginning after December 15, 2012. The authoritative guidance should be applied prospectively. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements. See Note 12 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
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
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU allow a company to qualitatively assess whether indefinite-lived intangible assets are more likely than not impaired. If the indefinite-lived intangible assets are considered impaired, a company is required to perform the quantitative test under ASC 350-30, “Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.” The authoritative guidance does not amend the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the authoritative guidance does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. The authoritative guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted if a company's financial statements for the most recent annual or interim period have not yet been issued. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11. The amendments in this ASU require a company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. A company is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. A company should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.

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
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012
During the three months ended March 31, 2013, we recorded a $2.3 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $0.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 45 employees were impacted. Of these 45 employees, approximately 40 employees exited the Company in the first quarter of 2013, with the remaining primarily to exit in the second quarter of 2013. The cash payments for these employees will be substantially completed by the third quarter of 2013; and

•	Lease termination obligations, other exit costs including those to consolidate or close facilities and asset impairments of $1.7 million.

During the three months ended March 31, 2012, we recorded a $9.1 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $3.1 million and $3.6 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 120 employees were impacted. Of these 120 employees, approximately 80 employees exited the Company in the first quarter of 2012, with the remaining primarily having exited in the second quarter of 2012. The cash payments for these employees were substantially completed by the third quarter of 2012; and

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2012	$9.4	$2.3	$11.7
Charge Taken during First Quarter 2013	0.6	1.7	2.3
Payments/Asset Impairment during First Quarter 2013 (1)	(3.7)	(0.8)	(4.5)
Balance Remaining as of March 31, 2013	$6.3	$3.2	$9.5

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2011	$8.3	$2.2	$10.5
Charge Taken during First Quarter 2012	6.7	2.4	9.1
Payments during First Quarter 2012	(4.0)	(1.0)	(5.0)
Balance Remaining as of March 31, 2012	$11.0	$3.6	$14.6

(1) We incurred an asset impairment of $0.5 million in the first quarter of 2013 related to the termination of a lease.

Note 4 --	Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

	March 31, 2013	December 31, 2012
Debt Maturing Within One Year:
Other	0.1	0.2
Total Debt Maturing Within One Year	$0.1	$0.2
Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $3.4 million and $3.5 million discount as of March 31, 2013 and December 31, 2012, respectively)	$1,046.6	$1,046.5
Fair Value Adjustment Related to Hedged Debt	3.5	3.8
Credit Facility	252.4	240.2
Other	0.2	0.2
Total Debt Maturing After One Year	$1,302.7	$1,290.7
Fixed-Rate Notes
In December 2012, we issued senior notes with a face value of $450 million that mature on December 1, 2017 (the "2017 notes”), bearing interest at a fixed annual rate of 3.25%, payable semi-annually. In addition, in December 2012, we issued senior notes with a face value of $300 million that mature on December 1, 2022 (the “2022 notes”), bearing interest at a fixed annual rate of 4.375%, payable semi-annually. The proceeds were used in December 2012 to repay borrowings outstanding under our revolving credit facility and retire our then outstanding $400 million senior notes bearing interest at a fixed annual rate of 6.00%, which had a maturity date of April 2013 (the “2013 notes”). In connection with the redemption of the 2013 notes, we recorded a premium payment of $5.4 million to “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. The interest rates applicable to the 2017 notes and 2022 notes are subject to adjustment if our debt rating is decreased three levels below the Standard & Poor's and Fitch BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below the respective fixed interest rates of the notes, that being 3.25% and 4.375% for the 2017 notes and 2022 notes, respectively. As of March 31, 2013, no such adjustments to the interest rates were required. The 2017 notes and 2022 notes carrying amounts of $450.0 million and $297.2 million, net of less than $0.1 million and $2.8 million of remaining issuance discounts, respectively, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at March 31, 2013.
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
On January 30, 2008, we entered into interest rate derivative transactions with an aggregate notional amount of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in Accumulated Other Comprehensive Income (“AOCI”). In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a loss and a payment of $8.5 million on March 28, 2008, the date of termination. The March 28, 2008 payment had been recorded in AOCI and has been amortized over the life of the 2013 notes. In connection with the redemption of the 2013 notes in December 2012, the remaining unamortized portion of the loss in the amount of $0.3 million was recorded to “Other Income (Expense) - Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. In addition, with the redemption of the 2013 notes in December 2012, the remaining unamortized underwriting and other fees in the amount of $0.1 million was recorded to "Other Income (Expense) - Net" in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the "2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50%, which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million to “Other Income (Expense) - Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2010. The 2015 notes of $299.4 million, net of $0.6 million remaining discount, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at March 31, 2013.
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
In March 2012, in connection with our objective to manage exposure to interest rate changes and our policy to manage our fixed and floating-rate debt mix, these interest rate derivatives discussed in the previous paragraph were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.3 million of amortization was recorded during the three months ended March 31, 2013, resulting in a balance of $3.5 million in our unaudited consolidated balance sheet at March 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Credit Facility

At March 31, 2013 and December 31, 2012, we had an $800 million, five-year revolving credit facility, which expires in October 2016. Borrowings under the $800 million revolving credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the credit agreement. We were in compliance with these revolving credit facility financial covenants at March 31, 2013 and December 31, 2012.

At March 31, 2013 and December 31, 2012, we had $252.4 million and $240.2 million, respectively, of borrowings outstanding under the $800 million revolving credit facility with weighted average interest rates of 1.30% and 1.62%, respectively. We borrowed under this facility from time-to-time during the three months ended March 31, 2013 to supplement the timing of receipts in order to fund our working capital and share repurchases. The $800 million revolving credit facility also supports our commercial paper program which was increased from $300 million to $800 million during July 2012. Under this program, we may issue from time-to-time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $800 million revolving credit facility. We did not borrow under our commercial paper program during the three months ended March 31, 2013 and 2012.
Other
At March 31, 2013 and December 31, 2012, certain of our international operations had uncommitted lines of credit of $3.1 million and $3.0 million, respectively. There were no borrowings outstanding under these lines of credit at March 31, 2013 and December 31, 2012, respectively. These arrangements have no material facility fees and no compensating balance requirements.
At March 31, 2013 and December 31, 2012, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties and parent guarantees in favor of certain of our banks totaling $4.7 million and $12.5 million, respectively.
Interest paid for all outstanding debt totaled $0.7 million during the three months ended March 31, 2013. In March 2012, we terminated our then outstanding interest rate derivatives that were intended to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR, resulting in the receipt of $5.0 million in cash on the date of termination. This resulted in a net interest received of $4.4 million for all outstanding debt for the three months ended March 31, 2012.

Note 5 --	Earnings Per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We did not have any weighted average restricted shares outstanding for the three months ended March 31, 2013. The number of weighted average restricted shares outstanding was 30,266 shares for the three months ended March 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	Three Months Ended March 31,
	2013	2012
Net Income Attributable to D&B	$52.9	$63.4
Less: Allocation to Participating Securities	—	—
Net Income Attributable to D&B Common Shareholders – Basic and Diluted	$52.9	$63.4
Weighted Average Number of Shares Outstanding – Basic	40.6	47.7
Dilutive Effect of Our Stock Incentive Plans	0.3	0.4
Weighted Average Number of Shares Outstanding – Diluted	40.9	48.1
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.30	$1.33
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.29	$1.32
Stock-based awards to acquire 896,151 and 889,245 shares of common stock were outstanding at the three months ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years from the grant date.
Our share repurchases were as follows:

	For the Three Months Ended March 31,
Program	2013		2012
	Shares	$ Amount	Shares	$ Amount
	(Dollar amounts in millions)
Share Repurchase Programs (a)	1,423,537	$115.0	—	$—
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”) (b)	74,315	6.0	—	—
Total Repurchases	1,497,852	$121.0	—	$—

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

Note 6 --	Other Accrued and Current Liabilities

	March 31, 2013	December 31, 2012
Restructuring Accruals	$9.5	$11.7
Professional Fees	36.6	37.4
Operating Expenses	35.3	28.9
Spin-Off Obligation	1.6	1.6
Other Accrued Liabilities	36.1	39.3
	$119.1	$118.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 7 --	Contingencies

We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to our consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at March 31, 2013. In addition, from time-to-time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below.
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
During the three months ended March 31, 2013, we incurred $1.6 million of legal and other professional fees and $0.1 million in local shut-down costs. Additionally, during the year ended December 31, 2012, we incurred $13.5 million of legal and other professional fees and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. For the year ended December 31, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
On September 28, 2012, Roadway was charged in a Bill of Prosecution, along with five former employees, by the Shanghai District Prosecutor with illegally obtaining private information of Chinese citizens. On December 28, 2012, the Chinese court imposed a monetary fine on Roadway and fines and imprisonment on four former Roadway employees. A fifth former Roadway employee was separated from the case.
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
Nicholas Martin v. Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc., No. 12 CV 215 (USDC N.D. IL.)

On January 11, 2012, Nicholas Martin filed suit against Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc. ("Convergys") in the United States District Court for the Northern District of Illinois. The complaint alleges that Defendants violated the Telephone Consumer Protection Act (“TCPA”) (47 U.S.C. §227) because Convergys placed a telephone call to Plaintiff's cell phone using an automatic telephone dialing system ("ATDS") and because Dun & Bradstreet, Inc. authorized the telephone call. The TCPA generally prohibits the use of an ATDS to place a call to a cell phone for nonemergency purposes and without the prior express consent of the called party. The TCPA provides for statutory damages of $500 per violation, which may be trebled to $1,500 per violation at the discretion of the court if the plaintiff proves the defendant willfully violated the Act. Plaintiff sought to bring this action as a class action on behalf of all persons who Defendants called on their cell phone using an ATDS, where the Defendants obtained the cell phone number from some source other than directly from the called party, during the period January 11, 2010, to the present. Both Dun & Bradstreet, Inc. and Convergys answered the complaint on March 2, 2012. The matter has settled in principle. The proposed settlement agreement will be subject to approval by the Court. In accordance with ASC 450, "Contingencies," as of March 31, 2013, a reserve has been accrued by the company in this matter, which is reflected in our consolidated financial statements. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

amount of such reserve is not material to the company's financial statements and an estimate of the additional loss or range of loss cannot be made.

O&R Construction, LLC v. Dun & Bradstreet Credibility Corporation, et al., No. 2:12 CV 02184 (USDC W.D. Wash.)
On December 13, 2012, plaintiff O&R Construction LLC filed a putative class action in the United States District Court for the Western District of Washington against D&B and an unaffiliated entity. The complaint alleges, among other things, that defendants violated the antitrust laws, used deceptive marketing practices to sell the CreditBuilder credit monitoring products and allegedly misrepresented the nature, need and value of the products. The plaintiff purports to sue on behalf of a putative class of purchasers of CreditBuilder and seeks recovery of damages and equitable relief.  On February 18, 2013, the Company filed a motion to dismiss the complaint. On April 5, 2013, plaintiff filed an amended complaint in lieu of responding to the motion. The amended complaint dropped the antitrust claims and retained the class action and deceptive practices allegations. The Company filed a new motion to dismiss the amended complaint on May 3, 2013. The parties exchanged initial disclosures and completed the initial case management process in March 2013. Formal discovery has begun and is in an early stage. This litigation is at a very preliminary stage. In accordance with ASC 450," Contingencies," we do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.  The Company disputes the allegations and intends to vigorously defend the case.
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
For the three months ended March 31, 2013, our effective tax rate was 31.0% as compared to 11.5% for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 was impacted by the release of reserves for uncertain tax positions and a benefit for the reenactment of the U.S. research and development tax credit for 2012 and 2013 as part of the American Taxpayer Relief Act of 2012 signed into law in January 2013. The effective tax rate for the three months ended March 31, 2012 was impacted by a tax benefit recorded on a loss on the tax basis of a legal entity and by tax benefits from the divestiture of the domestic portion of our Japan operations and negatively impacted by the write-offs and impairments related to our China operations. For the three months ended March 31, 2013, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of March 31, 2013 was $99.1 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $93.4 million, net of tax benefits. During the three months ended March 31, 2013, we decreased our unrecognized tax benefits by $1.5 million, net of increases. The decrease is primarily due to the expiration of applicable statutes of limitation and settlements with taxing authorities. We anticipate that it is reasonably possible total unrecognized tax benefits will decrease by approximately $62 million within the next twelve months as a result of the expiration of applicable statutes of limitation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The Internal Revenue Service ("IRS") is examining our 2007, 2008 and 2009 tax years. We expect the examination will be completed no later than the fourth quarter of 2013.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three months ended March 31, 2013 was $0.4 million, net of tax benefits, as compared to $0.5 million, net of tax benefits, for the three months ended March 31, 2012. The total amount of accrued interest as of March 31, 2013 was $8.6 million, net of tax benefits, as compared to $12.1 million, net of tax benefits, as of March 31, 2012.

Note 9 --	Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans		Postretirement Benefit Obligations
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2013	2012	2013	2012
Components of Net Periodic Cost (Income):
Service Cost	$1.3	$1.6	$0.2	$0.1
Interest Cost	17.5	18.7	0.2	0.2
Expected Return on Plan Assets	(23.5)	(24.8)	—	—
Amortization of Prior Service Cost (Credit)	0.1	0.1	(2.3)	(2.5)
Recognized Actuarial Loss (Gain)	10.9	8.8	(0.4)	(0.5)
Net Periodic Cost (Income)	$6.3	$4.4	$(2.3)	$(2.7)
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 that we expected to contribute $22.0 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $5.0 million to our postretirement benefit plan for the year ended December 31, 2013. As of March 31, 2013, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans of $4.4 million and postretirement benefit plan of $0.6 million.

Note 10 --	Segment Information
The segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. We manage our operations and our results are reported under the following three segments:

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of operations in the UK, the Netherlands, Belgium, Latin America and European Worldwide Network).
Our customer solution sets are D&B Risk Management Solutions™ and D&B Sales & Marketing Solutions™. Inter-segment sales are immaterial, and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges and intercompany transactions because these charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended March 31,
	2013	2012
Revenue:
North America	$283.2	$285.5
Asia Pacific	41.4	41.5
Europe and Other International Markets	56.4	57.4
Consolidated Core	381.0	384.4
Divested and Other Businesses	—	18.4
Consolidated Total	$381.0	$402.8
Operating Income (Loss):
North America	86.0	102.5
Asia Pacific	2.4	(11.1)
Europe and Other International Markets	14.0	14.2
Total Segments	102.4	105.6
Corporate and Other (1)	(14.6)	(31.2)
Consolidated Total	87.8	74.4
Non-Operating Income (Expense), Net (2)	(10.9)	(2.4)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$76.9	$72.0

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended March 31,
	2013	2012
Corporate Costs	$(10.7)	$(12.5)
Restructuring Expense	(2.3)	(9.1)
Strategic Technology Investment or MaxCV	—	(8.4)
Legal and Other Professional Fees and Local Shut-Down Costs Related to Matters in China	(1.6)	(1.2)
Total Corporate and Other	$(14.6)	$(31.2)

(2)	The following table summarizes “Non-Operating Income (Expense):”

	For the Three Months Ended March 31,
	2013	2012
Interest Income	$0.2	$0.1
Interest Expense	(9.9)	(9.1)
Other Income (Expense) - Net	(1.2)	6.6
Non-Operating Income (Expense) - Net	$(10.9)	$(2.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended March 31,
	2013	2012
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$166.0	$170.2
Sales & Marketing Solutions	117.2	115.3
North America Core Revenue	283.2	285.5
Divested and Other Businesses (3)	—	—
Total North America Revenue	283.2	285.5

Asia Pacific:
Risk Management Solutions	35.6	34.8
Sales & Marketing Solutions	5.8	6.7
Asia Pacific Core Revenue	41.4	41.5
Divested and Other Businesses (3)	—	18.4
Total Asia Pacific Revenue	41.4	59.9

Europe and Other International Markets:
Risk Management Solutions	46.3	47.7
Sales & Marketing Solutions	10.1	9.7
Europe and Other International Markets Core Revenue	56.4	57.4
Divested and Other Businesses	—	—
Total Europe and Other International Markets Revenue	56.4	57.4

Consolidated Total:
Risk Management Solutions	247.9	252.7
Sales & Marketing Solutions	133.1	131.7
Core Revenue	381.0	384.4
Divested and Other Businesses (3)	—	18.4
Consolidated Total Revenue	$381.0	$402.8

(3)
During the fiscal year ended 2012, we: (a) completed the sales of: (i) the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd. ("TSR Ltd."); and (ii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 31% to our Asia Pacific total revenue for the three months ended March 31, 2012.

The following table represents Divested and Other Businesses revenue by solution set:

	For the Three Months Ended March 31,
	2013	2012
Divested and Other Businesses:
Risk Management Solutions	$—	$9.0
Sales & Marketing Solutions	—	9.4
Total Divested and Other Businesses Revenue	$—	$18.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	March 31, 2013	December 31, 2012
Assets:
North America	$799.5	$795.4
Asia Pacific (4)	403.4	414.6
Europe and Other International Markets	369.2	365.7
Total Segments	1,572.1	1,575.7
Corporate and Other (primarily taxes)	329.9	416.1
Consolidated Total	$1,902.0	$1,991.8
Goodwill (5):
North America	$266.0	$266.5
Asia Pacific	229.5	234.0
Europe and Other International Markets	109.2	110.6
Consolidated Total	$604.7	$611.1

(4)
The decrease in assets in the Asia Pacific segment to $403.4 million at March 31, 2013 from $414.6 million at December 31, 2012 was primarily due to the negative impact of foreign currency translation.

(5)
The decrease in goodwill in the Asia Pacific segment to $229.5 million at March 31, 2013 from $234.0 million at December 31, 2012 was primarily due to the negative impact of foreign currency translation. The decrease in goodwill in the Europe and Other International Markets segment to $109.2 million at March 31, 2013 from $110.6 million at December 31, 2012 was primarily due to the negative impact of foreign currency translation.

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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at March 31, 2013 and December 31, 2012, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at March 31, 2013 and December 31, 2012, because we sell to a large number of customers in different geographical locations.
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
Fair Value Hedges
For interest rate derivative instruments that are designated and qualify as a fair value hedge, we assess quarterly whether the interest rate swaps are highly effective in offsetting changes in the fair value of the hedged debt. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of “Other Income (Expense) - Net” in our unaudited consolidated statement of operations and comprehensive income. The effectiveness of the hedge is monitored on an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

ongoing basis for hedge accounting purposes, and if the hedge is considered ineffective, we discontinue hedge accounting prospectively.
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
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.3 million of amortization was recorded during the three months ended March 31, 2013, resulting in a balance of $3.5 million in our unaudited consolidated balance sheet at March 31, 2013.
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
Foreign Exchange Risk Management
Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our global operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We use short-term, foreign exchange forward and option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro and Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions are recorded in “Other Income (Expense) - Net” in our unaudited consolidated statement of operations and comprehensive income and are essentially offset by the losses and gains on the underlying foreign currency transactions.
As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. In addition, we may use foreign exchange option contracts to hedge certain foreign earnings streams and foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding foreign exchange forward and option contracts are marked-to-market at the end of each quarter and the fair value impacts are reflected within our unaudited consolidated financial statements.
As of March 31, 2013 and 2012, the notional amounts of our foreign exchange contracts were $280.5 million and $268.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.7	Other Current Assets	$—	Other Accrued & Current Liabilities	$0.8	Other Accrued & Current Liabilities	$0.4
Total derivatives not designated as hedging instruments		$0.7		$—		$0.8		$0.4
Total Derivatives		$0.7		$—		$0.8		$0.4

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

	Gain or (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships	Location	For the Three Months Ended March 31,		Hedged Item	Location	For the Three Months Ended March 31,

		2013	2012			2013	2012
Interest rate contracts	Non-Operating Income (Expenses) – Net	$0.0	$0.8	Fixed- rate debt	Non-Operating Income (Expenses) – Net	$0.0	$(0.5)
Our foreign exchange forward and option contracts are not designated as hedging instruments under authoritative guidance.

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31,
		2013	2012
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$(5.3)	$5.5
Foreign exchange option contracts	Non-Operating Income (Expenses) – Net	$—	$(0.1)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

In addition to utilizing external valuations, we conduct our own internal assessment of the reasonableness of the external valuations by utilizing a variety of valuation techniques including Black-Scholes option pricing and discounted cash flow models that are consistently applied. Inputs to these models include observable market data, such as yield curves, and foreign exchange rates where applicable. Our assessments are designed to identify prices that do not accurately reflect the current market environment, those that have changed significantly from prior valuations and other anomalies that may indicate that a price may not be accurate. We also follow established routines for reviewing and reconfirming valuations with the pricing provider, if deemed appropriate. In addition, the pricing provider has an established challenge process in place for all valuations, which facilitates identification and resolution of potentially erroneous prices. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our own creditworthiness and constraints on liquidity. For inactive markets that do not have observable pricing or sufficient trading volumes, or for positions that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate will be used.
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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at March 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at March 31, 2013
Assets:
Cash Equivalents (1)	$76.1	$—	$—	$76.1
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.7	$—	$0.7
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.8	$—	$0.8

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

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
At March 31, 2013 and December 31, 2012, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	March 31, 2013		December 31, 2012
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term Debt	$1,046.6	$1,077.8	$1,046.5	$1,059.3
Credit Facilities	$252.4	$250.2	$240.2	$237.7
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the three months ended March 31, 2013, we did not measure any assets or liabilities at fair value on a nonrecurring basis.
During the three months ended March 31, 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on this investigation. We determined that the new cost basis of intangible assets, prepaid costs and software is zero based on Level III inputs (see “Fair Value of Financial Instruments” above for discussion on Level inputs) to measure fair value, as market data of these assets are not readily available. We wrote down the accounts receivable balance to its realizable value based on the probability of collecting from the customer accounts. Of the $12.9 million charge, $4.1 million was included in "Operating Costs" and $8.8 million was included in "Selling and Administrative Expenses" in our Asia Pacific segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 12 --	Other Comprehensive Income
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income ("AOCI") as of March 31, 2013 and 2012:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 31, 2011	$(168.3)	$(638.4)	$—	$(806.7)
Other Comprehensive Income Before Reclassifications	29.5	—	—	29.5
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	3.9	0.3	4.2
Balance, March 31, 2012	$(138.8)	$(634.5)	$0.3	$(773.0)

Balance, December 31, 2012	$(151.2)	$(701.0)	$0.1	$(852.1)
Other Comprehensive Income Before Reclassifications	(12.4)	—	—	(12.4)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	5.5	—	5.5
Balance, March 31, 2013	$(163.6)	$(695.5)	$0.1	$(859.0)

The following table summarizes the reclassifications out of AOCI as of March 31, 2013 and 2012:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income
		March 31,
		2013	2012
Foreign Currency Translation Adjustments:
Sale of Business	Other Income (Expense) – Net	$—	$—

Defined Benefit Pension Plans:
Amortization of Prior Service Costs, Pretax	Selling and Administrative Expenses	$(1.6)	$(1.7)
	Operating Expenses	(0.6)	(0.7)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	7.8	6.1
	Operating Expenses	2.7	2.2
Total Before Tax		8.3	5.9
Tax (Expense) or Benefit		(2.8)	(2.0)
Total After Tax		$5.5	$3.9

Derivative Financial Instruments:
Amortization of Cash Flow Hedges	Interest Expense	$—	$0.3
Total Before Tax		—	0.3
Tax (Expense) or Benefit		—	—
Total After Tax		$—	$0.3

Total Reclassifications for the Period, Net of Tax		$5.5	$4.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 13 --	Divestitures and Other Businesses
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
Shanghai Roadway D&B Marketing Services Co Ltd.
On March 18, 2012, we announced that we had temporarily suspended our Roadway operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
For the three months ended March 31, 2013, we incurred $1.6 million of legal and other professional fees and $0.1 million in local shut-down costs. Additionally, during the year ended December 31, 2012, we incurred $13.5 million of legal and other professional fees and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. For the year ended December 31, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
On September 28, 2012, Roadway was charged in a Bill of Prosecution, along with five former employees, by the Shanghai District Prosecutor with illegally obtaining private information of Chinese citizens. On December 28, 2012, the Chinese court imposed a monetary fine on Roadway and fines and imprisonment on four former Roadway employees. A fifth former Roadway employee was separated from the case.
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

Chinese Market Research Joint Ventures
In January 2012, we completed the sale of our market research business in China, consisting of two joint venture companies, by selling our equity interests in such companies to our partner for a total purchase price of $5.0 million. As a result, we recorded a pre-tax gain of $1.4 million in Other Income (Expense) – Net in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. The joint ventures generated approximately $16 million in revenue during 2011.

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
Dividend Declaration
In May 2013, the Board of Directors approved the declaration of a dividend of $0.40 per share of common stock for the second quarter of 2013. This cash dividend will be payable on June 13, 2013 to shareholders of record at the close of business on May 29, 2013.

Share Repurchases
From April 1, 2013 through May 7, 2013, we have repurchased 529,051 shares of common stock for $45.4 million, which were outstanding at March 31, 2013. The share repurchases were comprised of 505,552 shares of common stock for $43.4 million under our  $1 billion share repurchase program and 23,499 shares of common stock for $2.0 million under our four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. See Note 5 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on our share repurchase programs.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
The Dun & Bradstreet Corporation (“D&B” or the "Company" or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for 171 years. Our global commercial database contains more than 225 million business records. The database is enhanced by our proprietary DUNSRight® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.
We provide solution sets that meet a diverse set of customer needs globally. Customers use our D&B Risk Management SolutionsTM to mitigate credit and supplier risk, increase cash flow and drive increased profitability and our D&B Sales & Marketing SolutionsTM to increase revenue from new and existing customers.
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
In International, during the fiscal year ended 2012, we completed (a) the sales of: (i) the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd. ("TSR Ltd."); and (ii) a research and advisory services business in India; and (b) the shut-down of Shanghai Roadway D&B Marketing Service Co Ltd. (“Roadway”) business. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 31% to our Asia Pacific total revenue for the three months ended March 31, 2012. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
In North America, during the fiscal year ended 2012, we completed the sales of: (i) AllBusiness, Inc.; and (ii) Purisma Incorporated. These businesses have been classified as "Divested and Other Businesses." No revenue was earned in 2012 related to these divested and other businesses.
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
Effective January 1, 2013, we began managing and reporting our North America Risk Management Solutions set as:

•
DNBi subscription plans - interactive, customizable online application that offers our customers real time access to our most complete and up-to-date global DUNSRight information, comprehensive monitoring and portfolio analysis.  DNBi subscription plans are contracts that allow customers' unlimited use, within pre-defined ranges;

•
Non-DNBi subscription plans - subscription contracts which provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk. The non-DNBi subscription plans allow customers' unlimited use; and

•
Projects and other risk management solutions - all other revenue streams. This includes, for example, our Business Information Report, our Comprehensive Report, our International Report, and D&B Direct.

Management believes that these measures provide further insight into our performance and the growth of our North America Risk Management Solutions revenue.
We will no longer report our Risk Management Solutions business on a traditional, value-added and supply management solutions basis for any segment.
Within our North America Sales & Marketing Solutions, we monitor the performance of our “Traditional” products and our “Value-Added” products.
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
Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions, including data management solutions like Optimizer (our solution to cleanse, identify and enrich our customers' client portfolios) and products introduced as part of our Data-as-a-Service (or “DaaS”) Strategy, which integrates our data directly into the applications and platforms that our customers use every day. Customer Relationship Management (“CRM”) was our first area of focus, which helps CRM customers manage their data, increase sales and improve customer engagement. The vision for DaaS is to make D&B's data available wherever and whenever our customers need it, thereby powering more effective business processes.

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
We manage and report our business through the following three segments:

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
The following table presents the contribution by segment to total revenue and core revenue:

	For the Three Months Ended March 31,
	2013	2012
Total Revenue:
North America	74%	71%
Asia Pacific	11%	15%
Europe and Other International Markets	15%	14%
Core Revenue:
North America	74%	74%
Asia Pacific	11%	11%
Europe and Other International Markets	15%	15%

The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Three Months Ended March 31,
	2013	2012
Total Revenue by Customer Solution Set (1):
Risk Management Solutions	65%	63%
Sales & Marketing Solutions	35%	33%
Core Revenue by Customer Solution Set:
Risk Management Solutions	65%	66%
Sales & Marketing Solutions	35%	34%

(1)
Our Divested and Other Businesses contributed 4% to our total consolidated revenue for the three months ended March 31, 2012. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

Our customer solution sets are discussed in greater detail in “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Critical Accounting Policies and Estimates
In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Recently Issued Accounting Standards
See Note 2 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for disclosure of the impact that recent accounting pronouncements may have on our unaudited consolidated financial statements.
Results of Operations
The following discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in Item 1. of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2012, all of which have been prepared in accordance with GAAP.
Consolidated Revenue
The following table presents our core and total revenue by segment:

	For the Three Months Ended March 31,
	2013	2012
	(Amounts in millions)
Revenue:
North America	$283.2	$285.5
Asia Pacific	41.4	41.5
Europe and Other International Markets	56.4	57.4
Core Revenue	381.0	384.4
Divested and Other Businesses	—	18.4
Total Revenue	$381.0	$402.8

The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended March 31,
	2013	2012
	(Amounts in millions)
Revenue:
Risk Management Solutions	$247.9	$252.7
Sales & Marketing Solutions	133.1	131.7
Core Revenue	381.0	384.4
Divested and Other Businesses	—	18.4
Total Revenue	$381.0	$402.8
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012
Total revenue decreased $21.8 million, or 5% (both before and after the effect of foreign exchange), for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease in total revenue was primarily driven by a decrease in Asia Pacific total revenue of $18.5 million, or 31% (both before and after the effect of foreign exchange), a decrease in North America total revenue of $2.3 million, or 1% (both before and after the effect of foreign exchange), and a decrease in Europe and Other International Markets total revenue of $1.0 million, or 2% (both before and after the effect of foreign exchange).
Asia Pacific total revenue was negatively impacted by: (a) the divestiture of: (i) the domestic portion of our Japanese operations to TSR Ltd.; and (ii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations, in the first quarter of 2012, all of which we reclassified as Divested and Other Businesses.
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, decreased $3.4 million, or 1% (both before and after the effect of foreign exchange), for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease in core revenue is primarily attributed to:

•	The carry-over from the weak sales performance in North America in 2012 due to the ratable nature of Risk Management Solutions revenue;

partially offset by:

•	Traction in our new solutions (e.g., D&B Direct and Compliance Check) in North America.
Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $4.8 million, or 2% decrease (both before and after the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in North America of $4.2 million, or 2% (both before and after the effect of foreign exchange), and a decrease in revenue in Europe and Other International Markets of $1.4 million, or 3% (both before and after the effect of foreign exchange), partially offset by an increase in revenue in Asia Pacific of $0.8 million, or 2% (3% increase before the effect of foreign exchange); and

•
A $1.4 million, or 1% increase (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $1.9 million, or 2% (both before and after the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $0.4 million, or 3% (2% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Asia Pacific of $0.9 million, or 13% (12% decrease before the effect of foreign exchange).

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
During the three months ended March 31, 2013, we incurred $1.6 million of legal and other professional fees and $0.1 million in local shut-down costs. Additionally, during the year ended December 31, 2012, we incurred $13.5 million of legal and other professional fees and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. For the year ended December 31, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.

On September 28, 2012, Roadway was charged in a Bill of Prosecution, along with five former employees, by the Shanghai District Prosecutor with illegally obtaining private information of Chinese citizens. On December 28, 2012, the Chinese court imposed a monetary fine on Roadway and fines and imprisonment on four former Roadway employees. A fifth former Roadway employee was separated from the case.
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
Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(Amounts in millions)
Operating Expenses	$126.2	$144.6
Selling and Administrative Expenses	146.4	154.5
Depreciation and Amortization	18.3	20.2
Restructuring Charge	2.3	9.1
Operating Costs	$293.2	$328.4
Operating Income	$87.8	$74.4
Operating Expenses
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012
Operating expenses decreased $18.4 million, or 13%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease was primarily due to the following:

•	Lower costs as a result of: (a) the divestiture of the domestic portion of our Japanese operations to TSR Ltd.; and (b) the shut-down of our Roadway operations; and

•	Costs associated with our Strategic Technology Investment or MaxCV that occurred in the prior year period;

partially offset by:

•	An increase in costs for the deployment of our new data supply chain and increased investments in data analytics.

Selling and Administrative Expenses
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012
Selling and administrative expenses decreased $8.1 million, or 5%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease was primarily due to the following:

•	Lower costs as a result of: (a) the divestiture of the domestic portion of our Japanese operations to TSR Ltd.; and (b) the shut-down of our Roadway operations;

partially offset by:

•	Higher compensation costs due to investments in the sales force.
Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
We had net pension cost of $6.3 million and $4.4 million for the three months ended March 31, 2013 and 2012, respectively. Higher pension cost in 2013 was driven by lower expected return from plan assets related to our U.S. Qualified Plan, primarily due to the lower market-related value of plan assets, which increases our 2013 net pension cost. Higher actuarial losses amortization in 2013 is substantially offset by lower interest cost, both driven by a lower discount rate. The discount rate applied to our U.S. plans at January 1, 2013 is 3.54%, a 51 basis points decrease from the 4.05% discount rate used for 2012.
We had postretirement benefit income of $2.3 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively. Lower income in 2013 was primarily due to lower amortization of prior service credits resulting from the fact that one of the major credits is in the final year of amortization and the outstanding balance is less than prior year's amortization. The credit being fully amortized in 2013 was established in late 2009 as a result of the elimination of the company-paid retiree life insurance benefits and a change in the sharing methodology, where D&B will only share the minimum amount of subsidy required to maintain actuarial equivalence for as long as possible. This plan change was approved in December 2009 and reduced our accumulated postretirement obligation by approximately $20 million at December 31, 2009 which is being amortized over four years.
We had expense associated with our 401(k) Plan of $2.7 million and $2.8 million for the three months ended March 31, 2013 and 2012, respectively.
Stock-Based Compensation
For the three months ended March 31, 2013, we recognized total stock-based compensation expense of $3.4 million, compared to $3.1 million for the three months ended March 31, 2012.
Expense associated with our stock option programs was $0.8 million for the three months ended March 31, 2013, compared to $0.9 million for the three months ended March 31, 2012. The decrease was primarily due to changes in our 2013 executive compensation program where the annual grants of stock options were replaced by grants of performance based restricted stock units.
Expense associated with restricted stock units, restricted stock unit opportunities and restricted stock awards was $2.4 million for the three months ended March 31, 2013, compared to $2.0 million for the three months ended March 31, 2012. The increase was primarily due to changes in our 2013 executive compensation program where more emphasis was placed on grants of longer-term performance based restricted stock units.
Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million for each of the three months ended March 31, 2013 and 2012.
We expect total equity-based compensation of approximately $14.7 million for 2013. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization
Depreciation and amortization decreased $1.9 million, or 9%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decrease was primarily driven by the divestiture of the domestic portion of our Japanese operations to TSR Ltd. and the shut-down of our Roadway operations.
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
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012
During the three months ended March 31, 2013, we recorded a $2.3 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $0.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 45 employees were impacted. Of these 45 employees, approximately 40 employees exited the Company in the first quarter of 2013, with the remaining primarily to exit in the second quarter of 2013. The cash payments for these employees will be substantially completed by the third quarter of 2013; and

•	Lease termination obligations, other exit costs including those to consolidate or close facilities and asset impairments of $1.7 million.
During the three months ended March 31, 2012, we recorded a $9.1 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $3.1 million and $3.6 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 120 employees were impacted. Of these 120 employees, approximately 80 employees exited the Company in the first quarter of 2012, with the remaining primarily having exited in the second quarter of 2012. The cash payments for these employees were substantially completed by the third quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.4 million.

Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(Amounts in millions)
Interest Income	$0.2	$0.1
Interest Expense	(9.9)	(9.1)
Interest Income (Expense) – Net	$(9.7)	$(9.0)
Interest income increased $0.1 million, or 60%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase in interest income is primarily attributable to higher average amounts of invested cash.
Interest expense increased $0.8 million, or 9%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase in interest expense is primarily attributable to higher amounts of average debt outstanding.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(Amounts in millions)
Effect of Legacy Tax Matters	$0.1	$0.1
Gain on Sale of Businesses(a)	—	6.0
Miscellaneous Other Income (Expense) – Net(b)	(1.3)	0.5
Other Income (Expense) – Net	$(1.2)	$6.6

(a)
During the three months ended March 31, 2012, we recognized gains primarily related to the sale of the domestic portion of our Japanese operations to TSR Ltd. and our market research business in China, consisting of two joint venture companies. See Note 12 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q.

(b)
Miscellaneous Other Income (Expense) – Net decreased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to a write-down of a third party indemnification receivable related to a release of reserves for uncertain tax positions.

Provision for Income Taxes
For the three months ended March 31, 2013, our effective tax rate was 31.0% as compared to 11.5% for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 was impacted by the release of reserves for uncertain tax positions and a benefit for the reenactment of the U.S. research and development tax credit for 2012 and 2013 as part of the American Taxpayer Relief Act of 2012 signed into law in January 2013. The effective tax rate for the three months ended March 31, 2012 was impacted by a tax benefit recorded on a loss on the tax basis of a legal entity and by tax benefits from the divestiture of the domestic portion of our Japan operations and negatively impacted by the write-offs and impairments related to our China operations. For the three months ended March 31, 2013, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of March 31, 2013 was $99.1 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $93.4 million, net of tax benefits. During the three months ended March 31, 2013, we decreased our unrecognized tax benefits by $1.5 million, net of increases. The decrease is primarily due to the expiration of applicable statutes of limitation and settlements with taxing authorities. We anticipate that it is reasonably possible total unrecognized tax benefits will decrease by approximately $62 million within the next twelve months as a result of the expiration of applicable statutes of limitation.

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

The Internal Revenue Service ("IRS") is examining our 2007, 2008 and 2009 tax years. We expect the examination will be completed no later than the fourth quarter of 2013.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three months ended March 31, 2013 was $0.4 million, net of tax benefits, as compared to $0.5 million, net of tax benefits, for the three months ended March 31, 2012. The total amount of accrued interest as of March 31, 2013 was $8.6 million, net of tax benefits, as compared to $12.1 million, net of tax benefits, as of March 31, 2012.
Earnings per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We did not have any weighted average restricted shares outstanding for the three months ended March 31, 2013. The number of weighted average restricted shares outstanding was 30,266 shares for the three months ended March 31, 2012.
The following table sets forth our EPS for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.30	$1.33
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.29	$1.32
For the three months ended March 31, 2013, basic and diluted EPS attributable to D&B common shareholders decreased 2%, compared with the three months ended March 31, 2012, due to a decrease of 17% in Net Income Attributable to D&B common shareholders and a 15% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases.
Segment Results
Our results are managed and reported through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, the Netherlands, Belgium, Latin America and European Worldwide Network).
The segments reported below, North America, Asia Pacific and Europe and Other International Markets, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

North America
North America is our largest segment, representing 74% of our total revenue for the three months ended March 31, 2013, as compared to 71% of our total revenue for the three months ended March 31, 2012.
In North America, during the three months ended March 31, 2012, we completed the sales of: (i) AllBusiness, Inc.; and (ii) Purisma Incorporated. These businesses have been classified as "Divested and Other Businesses." No revenue was earned in 2012 related to these divested and other businesses.
North America represented 74% of our core revenue for each of the three months ended March 31, 2013 and 2012.
The following table presents our North America revenue by customer solution set and North America operating income for the three months March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(Amounts in millions)
Revenue:
Risk Management Solutions	$166.0	$170.2
Sales & Marketing Solutions	117.2	115.3
North America Total and Core Revenue	283.2	285.5
Operating Income	$86.0	$102.5
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012
North America Overview
North America total revenue decreased $2.3 million, or 1% (both before and after the effect of foreign exchange), for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.
North America Customer Solution Sets
On a customer solution set basis, the $2.3 million decrease in core revenue for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $4.2 million, or 2% (both before and after the effect of foreign exchange) primarily attributable to the carry-over from the weak sales performance in 2012 due to the ratable nature of Risk Management Solutions revenue.
DNBi Subscription Plans, which accounted for 64% of total North America Risk Management Solutions, decreased 1% (both before and after the effect of foreign exchange) primarily attributable to the carry-over from the weak sales performance in 2012 due to the ratable nature of Risk Management Solutions revenue. Our retention rates are remaining in the low 90% range with price lifts in the low to mid-single digit range.

Non-DNBi Subscription Plans, which accounted for 9% of total North America Risk Management Solutions, decreased 10% (both before and after the effect of foreign exchange). The decrease was primarily due to our customers moving to lower priced transactional contracts as customers remain cautious with their spending due to continued budgetary pressures.
Projects and Other Risk Management Solutions, which accounted for 27% of total North America Risk Management Solutions, decreased 3% (both before and after the effect of foreign exchange), due to customer budgetary pressures partially offset by traction in our new solutions (e.g., D&B Direct and Compliance Check).
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $1.9 million, or 2% (both before and after the effect of foreign exchange) primarily due to strong performance from our Value-Added products partially offset by a decline in Traditional Sales & Marketing Solutions.
Traditional Sales & Marketing Solutions, which accounted for 40% of total North America Sales & Marketing Solutions, decreased 10% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•
Decreased revenue in our Internet Solutions, primarily small business, due to customer spend and competitive pressures. Most of the revenue is subscription based so we expect this trend to continue; and

•	Decreased purchases from certain customers due to economic and budgetary pressures particularly in our education marketing business.
Value-Added Sales & Marketing Solutions, which accounted for 60% of total North America Sales & Marketing Solutions, increased 11% (both before and after the effect of foreign exchange). The increase was primarily due to growth in our Data as a Service or “DaaS” products and growth in other products (e.g., Optimizer as customers look to us for identity resolution to improve the effectiveness of their marketing campaigns).
North America Operating Income

North America operating income for the three months ended March 31, 2013 was $86.0 million, compared to $102.5 million for the three months ended March 31, 2012, a decrease of $16.5 million, or 16%. The decrease in operating income was primarily attributable to:

•	An increase in costs for the deployment of our new data supply chain and increased investments in data analytics;

•	Higher compensation costs due to investments in the sales force; and

•	A decrease in total revenue.
Asia Pacific
Asia Pacific represented 11% of our total revenue for the three months ended March 31, 2013, as compared to 15% of our total revenue for the three months ended March 31, 2012.
During the fiscal year ended 2012, we completed the sales of: (i) the domestic portion of our Japanese operations to TSR Ltd.; and (ii) a research and advisory services business in India. These businesses have been classified as “Divested and Other Businesses.”
In addition, we permanently ceased our Roadway operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. Also, we have been reviewing certain allegations that we may have violated the FCPA and certain other laws in our China operations. We have voluntarily contacted the SEC and the DOJ to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee. This business has been classified as a “Divested and Other Businesses.”
These Divested and Other Businesses contributed 31% to our Asia Pacific total revenue for the three months ended March 31, 2012. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Asia Pacific represented 11% of our core revenue for each of the three months ended March 31, 2013 and 2012.

The following table presents our Asia Pacific revenue by customer solution set and Asia Pacific operating income for the three months ended March 31, 2013 and 2012. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue:

	For the Three Months Ended March 31,
	2013	2012
	(Amounts in millions)
Revenue:
Risk Management Solutions	$35.6	$34.8
Sales & Marketing Solutions	5.8	6.7
Asia Pacific Core Revenue	41.4	41.5
Divested and Other Businesses	—	18.4
Asia Pacific Total Revenue	$41.4	$59.9
Operating Income (Loss)	$2.4	$(11.1)
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012
Asia Pacific Overview
Asia Pacific total revenue decreased $18.5 million, or 31% (both before and the effect of foreign exchange), for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.
Asia Pacific total revenue was negatively impacted by (a) the divestiture of: (i) the domestic portion of our Japanese operations to TSR Ltd.; and (ii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations, in the first quarter of 2012, all of which we reclassified as Divested and Other Businesses.
Excluding the impact of the Divested and Other Businesses, core revenue decreased $0.1 million, or less than 1% (less than 1% decrease before the effect of foreign exchange) for the three months ended March 31, 2013.
Asia Pacific Customer Solution Sets
On a customer solution set basis, the $0.1 million decrease in Asia Pacific core revenue for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $0.8 million, or 2% (3% increase before the effect of foreign exchange) primarily due to our commercial agreement, signed in February 2012, to provide TSR with global data for its Japanese customers and to distribute TSR data to the Worldwide Network.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $0.9 million, or 13% (12% decrease before the effect of foreign exchange) primarily due to weakness in our MicroMarketing business in China due to a mild disruption related to recent leadership changes in China.

Asia Pacific Operating Income –

Asia Pacific operating income for the three months ended March 31, 2013 was $2.4 million, compared to an operating loss of $11.1 million for the three months ended March 31, 2012, an increase of $13.5 million. The increase was primarily due to:

•	An impairment in China in the prior year related to our Roadway operations (see "Recent Developments" discussed above); and

•	The net impact of the sale of the domestic portion of our Japanese operations to TSR Ltd. and our ten-year commercial agreement with TSR Ltd. to provide global data to its Japanese customers.

Europe and Other International Markets
Europe and Other International Markets represented 15% of our total revenue for the three months ended March 31, 2013, as compared to 14% of our total revenue for the three months ended March 31, 2012.
Europe and Other International Markets represented 15% of our core revenue for each of the three months ended March 31, 2013 and 2012.
There were no divestitures within this segment during the three months ended March 31, 2013 and 2012. The following table presents our Europe and Other International Markets revenue by customer solution set and Europe and Other International Markets operating income for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(Amounts in millions)
Revenue:
Risk Management Solutions	$46.3	$47.7
Sales & Marketing Solutions	10.1	9.7
Europe and Other International Markets Total and Core Revenue	$56.4	$57.4
Operating Income	$14.0	$14.2
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012
Europe and Other International Markets Overview
Europe and Other International Markets total and core revenue decreased $1.0 million, or 2% (both before and after the effect of foreign exchange), for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.
Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $1.0 million decrease in Europe and Other International Markets total and core revenue for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $1.4 million, or 3% (both before and after the effect of foreign exchange) primarily due to a tough macro environment that significantly impacted usage of various products across our markets.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $0.4 million, or 3% (2% increase before the effect for foreign exchange) primarily due to a slight increase in purchases by our customers of our project-oriented business.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the three months ended March 31, 2013 was $14.0 million, compared to $14.2 million for the three months ended March 31, 2012, a decrease of $0.2 million, or 1%, primarily due to a decrease in revenue as discussed above.

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

We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (twelve months or less), including restructuring charges, transition costs, our capital investments, contractual obligations and contingencies (see Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases. Such borrowings would be supported by our $800 million revolving credit facility, when needed. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and the ultimate resolution of issues arising from the investigations regarding potential FCPA violations in our China operations and future results of operations.
At March 31, 2013 and December 31, 2012, we had an $800 million revolving credit facility which expires in October 2016. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. We were in compliance with these revolving credit facility financial covenants at March 31, 2013 and December 31, 2012 and at March 31, 2013, we had $252.4 million in borrowings outstanding under the revolving credit facility.
As of March 31, 2013, $169.4 million of our $172.8 million cash and cash equivalents on the consolidated balance sheet was held by our foreign operations. While a portion of the $169.4 million foreign cash and cash equivalents balance is potentially available for remittance to the United States, we generally maintain these balances within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. See Note 8 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for information pertaining to our income tax liabilities.
The unstable economic environment has had a significant adverse impact on a number of commercial and financial institutions. Our liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. Management continues to closely monitor our liquidity, the credit markets and our financial counterparties. However, management cannot predict with any certainty the impact to us of any further disruption in the credit environment.
On March 11, 2013, Standard and Poor's lowered our long-term credit rating from BBB+ to BBB and lowered our short-term credit rating from A-2 to A-3. Our Fitch Ratings issuer default rating and short-term issuer default rating remain at BBB+ and F-2, respectively. The long-term rating revision by Standard and Poor's is not expected to materially impact our liquidity position, access to the capital markets or funding costs.
Cash Provided by Operating Activities
Net cash provided by operating activities was $172.3 million and $167.3 million for the three months ended March 31, 2013 and 2012, respectively. The $5.0 million increase was primarily driven by decreased net tax payments as compared to prior year.

Cash Used in Investing Activities
Net cash used in investing activities was $22.0 million for the three months ended March 31, 2013, as compared to net cash used in investing activities of $1.4 million for the three months ended March 31, 2012. The $20.6 million change primarily reflects the following activities:

•
Cash settlements of our foreign currency contracts for our hedged transactions resulted in cash outflows of $5.5 million for the three months ended March 31, 2013, as compared to cash inflows of $5.8 million for the three months ended March 31, 2012; and

•
Proceeds in the prior year related to the sale of: (a) the domestic portion of our Japanese operations to TSR Ltd.; (b) Purisma Incorporated; (c) our market research business in China, consisting of two joint venture companies; and (d) AllBusiness.com, Inc. See Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Cash Used in Financing Activities
Net cash used in financing activities was $121.5 million and $134.0 million for the three months ended March 31, 2013 and 2012, respectively. As set forth below, this $12.5 million change primarily relates to contractual obligations and share repurchases.
Contractual Obligations
Credit Facility
At March 31, 2013 and 2012, we had an $800 million revolving credit facility, which expires in October 2016. We had $252.4 million and $137.1 million of borrowings outstanding under the $800 million revolving credit facility at March 31, 2013 and 2012, respectively. We borrowed under the $800 million revolving credit facility from time-to-time during the three months ended March 31, 2013 to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases.
Share Repurchases
During the three months ended March 31, 2013, we repurchased 1,497,852 shares of common stock for $121.0 million. The share repurchases were comprised of the following programs:

•
In August 2012, our Board of Directors approved a $500 million increase to our existing $500 million share repurchase program, for a total program authorization of $1 billion. The then existing $500 million program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon the completion of our previous $200 million share repurchase program. We repurchased 1,423,537 shares of common stock for $115.0 million under this share repurchase program during the three months ended March 31, 2013. We anticipate that this program will be completed by mid-2014.

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 74,315 shares of common stock for $6.0 million under this share repurchase program during the three months ended March 31, 2013. This repurchase program commenced in October 2010 and expires in October 2014.

During the three months ended March 31, 2012, we did not repurchase shares of common stock.
Future Liquidity—Sources and Uses of Funds
Share Repurchases
In August 2012, our Board of Directors approved a $500 million increase to our then existing $500 million share repurchase program, for a total program authorization of $1 billion. The then existing $500 million program was announced in October 2011 and commenced in November 2011 upon completion of our previous $200 million share repurchase program. During the three months ended March 31, 2013, we repurchased 1,423,537 shares of common stock for $115.0 million under this share repurchase program leaving $375.0 million remaining under this program as of March 31, 2013. We anticipate that this program will be completed by mid-2014.

In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP. During the three months ended March 31, 2013, we repurchased 74,315 shares of common stock for $6.0 million under this share repurchase program with 3,747,205 shares of common stock remaining under this program. This program commenced in October 2010 and expires in October 2014.
Dividends
In May 2013, the Board of Directors approved the declaration of a dividend of $0.40 per share of common stock for the second quarter of 2013. This cash dividend will be payable on June 13, 2013 to shareholders of record at the close of business on May 29, 2013.
Credit Facility and Commercial Paper Program
We maintain an $800 million commercial paper program which is supported by the $800 million revolving credit facility. The commercial paper program was increased from $300 million to $800 million in July 2012. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $800 million revolving credit facility. At March 31, 2013, we did not have any outstanding commercial paper and $252.4 million in borrowings outstanding under the revolving credit facility.
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
Unrecognized Tax Benefits
In addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2012, we have a total amount of unrecognized tax benefits of $99.1 million as of March 31, 2013. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $115.9 million.
Off-Balance Sheet Arrangements and Related Party Transactions
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2012.
We do not have any related party transactions as of March 31, 2013.
Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of March 31, 2013, we did not have any unobservable (Level III) inputs in determining the fair value for our non-recurring non-financial assets and liabilities.
As of March 31, 2013, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension funds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates. As of March 31, 2013, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended March 31, 2013, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended March 31, 2013, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(Dollar amounts in millions, except share data)
January 1 - 31, 2013	473,806	$79.71	473,806	—	$—
February 1 - 28, 2013	573,447	$81.62	573,447	—	$—
March 1 - 31, 2013	450,599	$80.90	450,599	—	$—
	1,497,852	$80.80	1,497,852	3,747,205	$375.0

(a)
During the three months ended March 31, 2013, we repurchased 74,315 shares of common stock for $6.0 million under our Board of Directors approved repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program commenced in October 2010 and expires in October 2014. The maximum number of shares authorized for repurchase under this program is 5,000,000 shares, of which 1,252,795 shares had been repurchased as of March 31, 2013.

(b)
In August 2012, our Board of Directors approved a $500 million increase to our then existing $500 million share repurchase program, for a total program authorization of $1 billion. During the three months ended March 31, 2013, we repurchased 1,423,537 shares of common stock for $115.0 million under this share repurchase program. We anticipate that this program will be completed by mid-2014.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
By:		/s/ RICHARD H. VELDRAN
Richard H. Veldran
Senior Vice President and Chief Financial Officer
Date:	May 8, 2013

By:		/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller
Date:	May 8, 2013