Form 10-Q
period 2013-06-30
DUN & BRADSTREET CORP/NW
filed 2013-08-07
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at June 30, 2013
Common Stock,	38,797,378
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Amounts in millions, except per share data)
Revenue	$386.4	$383.9	$767.4	$786.7
Operating Expenses	130.1	126.4	256.3	271.0
Selling and Administrative Expenses	142.3	139.2	288.7	293.7
Depreciation and Amortization	17.9	19.7	36.2	39.9
Restructuring Charge	2.2	9.3	4.5	18.4
Operating Costs	292.5	294.6	585.7	623.0
Operating Income	93.9	89.3	181.7	163.7
Interest Income	0.4	0.2	0.6	0.3
Interest Expense	(10.0)	(9.2)	(19.9)	(18.3)
Other Income (Expense) - Net	(0.1)	—	(1.3)	6.6
Non-Operating Income (Expense) - Net	(9.7)	(9.0)	(20.6)	(11.4)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	84.2	80.3	161.1	152.3
Less: Provision for Income Taxes	26.4	24.2	50.2	32.5
Equity in Net Income of Affiliates	0.6	0.4	1.1	0.8
Net Income	58.4	56.5	112.0	120.6
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.9)	—	(1.6)	(0.7)
Net Income Attributable to D&B	$57.5	$56.5	$110.4	$119.9
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.46	$1.21	$2.76	$2.54
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.44	$1.20	$2.73	$2.52
Weighted Average Number of Shares Outstanding-Basic	39.4	46.7	40.0	47.2
Weighted Average Number of Shares Outstanding-Diluted	39.8	47.0	40.4	47.6
Cash Dividend Paid Per Common Share	$0.40	$0.38	$0.80	$0.76
Other Comprehensive Income, Net of Tax
Net Income (from above)	$58.4	$56.5	$112.0	$120.6
Foreign Currency Translation Adjustments, no Tax Impact	(24.4)	(37.3)	(36.7)	(7.7)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (1)	(1.4)	(2.0)	(2.9)	(3.5)
Actuarial Gain (Loss), Net of Tax Expense (2)	6.9	6.7	13.9	12.1
Derivative Financial Instruments, No Tax Impact	—	0.5	—	0.8
Comprehensive Income, Net of Tax	39.5	24.4	86.3	122.3
Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	(0.8)	0.2	(1.6)	(0.6)
Comprehensive Income Attributable to D&B	$38.7	$24.6	$84.7	$121.7

(1)
Net of Tax Income of $0.8 million and $0.5 million during the three months ended June 30, 2013 and 2012, respectively. Net of Tax Income of $1.5 million and $1.3 million during the six months ended June 30, 2013 and 2012, respectively.

(2)
Net of Tax Expense of $(3.5) million and $(1.6) million during the three months ended June 30, 2013 and 2012, respectively. Net of Tax Expense of $(7.0) million and $(4.5) million during the six months ended June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	June 30, 2013	December 31, 2012
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$196.5	$149.1
Accounts Receivable, Net of Allowance of $23.3 at June 30, 2013 and $27.3 at December 31, 2012	359.9	514.3
Other Receivables	9.5	6.5
Prepaid Taxes	7.9	—
Deferred Income Tax	21.9	26.3
Other Prepaids	25.1	46.8
Other Current Assets	7.8	4.4
Total Current Assets	628.6	747.4
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $82.5 at June 30, 2013 and $81.2 at December 31, 2012	39.1	40.6
Computer Software, Net of Accumulated Amortization of $443.5 at June 30, 2013 and $431.9 at December 31, 2012	144.9	140.9
Goodwill	591.0	611.1
Deferred Income Tax	239.7	247.8
Other Receivables	45.3	47.1
Other Intangibles	86.8	99.3
Other Non-Current Assets	63.1	57.6
Total Non-Current Assets	1,209.9	1,244.4
Total Assets	$1,838.5	$1,991.8
LIABILITIES
Current Liabilities
Accounts Payable	$41.8	$40.9
Accrued Payroll	56.6	96.5
Accrued Income Tax	0.8	9.5
Short-Term Debt	0.1	0.2
Other Accrued and Current Liabilities (Note 6)	124.0	118.9
Deferred Revenue	579.6	610.7
Total Current Liabilities	802.9	876.7
Pension and Postretirement Benefits	646.1	668.3
Long-Term Debt	1,408.0	1,290.7
Liabilities for Unrecognized Tax Benefits	104.5	105.9
Other Non-Current Liabilities	65.4	64.5
Total Liabilities	3,026.9	3,006.1
Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	267.6	261.7
Retained Earnings	2,483.6	2,405.5
Treasury Stock, at cost, 43.1 shares at June 30, 2013 and 40.6 shares at December 31, 2012	(3,067.3)	(2,833.3)
Accumulated Other Comprehensive Income (Loss)	(877.8)	(852.1)
Total D&B Shareholders’ Equity (Deficit)	(1,193.1)	(1,017.4)
Noncontrolling Interest	4.7	3.1
Total Equity (Deficit)	(1,188.4)	(1,014.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,838.5	$1,991.8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$112.0	$120.6
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	36.2	39.9
Amortization of Unrecognized Pension Loss	16.5	11.9
(Gain) Loss from Sales of Business / Investments	—	(6.0)
Impairment of Assets	—	16.1
Income Tax Benefit from Stock-Based Awards	6.4	3.7
Excess Tax Benefit on Stock-Based Awards	(1.0)	(0.6)
Equity Based Compensation	6.8	5.8
Restructuring Charge	4.5	18.4
Restructuring Payments	(7.4)	(13.3)
Deferred Income Taxes, Net	0.5	4.8
Accrued Income Taxes, Net	(18.9)	(28.5)
Changes in Current Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	146.6	128.4
(Increase) Decrease in Other Current Assets	18.0	21.2
Increase (Decrease) in Deferred Revenue	(25.4)	(22.8)
Increase (Decrease) in Accounts Payable	(0.8)	12.7
Increase (Decrease) in Accrued Liabilities	(37.9)	(59.0)
Changes in Non-Current Assets and Liabilities:
(Increase) Decrease in Other Long-Term Assets	(5.4)	3.3
Net Increase (Decrease) in Long-Term Liabilities	(16.1)	(12.9)
Net, Other Non-Cash Adjustments	0.1	(0.1)
Net Cash Provided by Operating Activities	234.7	243.6
Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	—	7.9
Cash Settlements of Foreign Currency Contracts	(5.1)	1.8
Capital Expenditures	(4.5)	(1.1)
Additions to Computer Software and Other Intangibles	(22.2)	(33.1)
Reimbursement of Proceeds Related to a Divested Business	(0.1)	—
Net, Other	0.1	0.1
Net Cash Used in Investing Activities	(31.8)	(24.4)
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(283.1)	(204.0)
Net Proceeds from Stock-Based Awards	47.2	8.5
Payments of Dividends	(32.0)	(35.7)
Proceeds from Borrowings on Credit Facilities	350.2	376.7
Payments of Borrowings on Credit Facilities	(232.4)	(327.5)
Excess Tax Benefit on Stock-Based Awards	1.0	0.6
Capital Lease and Other Long-Term Financing Obligation Payment	(0.5)	(1.5)
Net, Other	2.6	(0.3)
Net Cash Used in Financing Activities	(147.0)	(183.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8.5)	(1.8)
Increase in Cash and Cash Equivalents	47.4	34.2
Cash and Cash Equivalents, Beginning of Period	149.1	84.4
Cash and Cash Equivalents, End of Period	$196.5	$118.6
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$62.3	$52.5
Interest	$19.5	$12.4

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Six Months Ended June 30, 2013 and 2012
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2011	$0.8	$239.0	$2,179.3	$(2,356.3)	$(168.3)	$(638.4)	$—	$(743.9)	$3.7	$(740.2)
Net Income	—	—	119.9	—	—	—	—	119.9	0.7	120.6
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Sale of Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Equity-Based Plans	—	20.8	—	14.0	—	—	—	34.8	—	34.8
Treasury Shares Acquired	—	—	—	(204.0)	—	—	—	(204.0)	—	(204.0)
Pension Adjustments, net of tax of $3.2	—	—	—	—	—	8.6	—	8.6	—	8.6
Dividend Declared	—	—	(35.9)	—	—	—	—	(35.9)	—	(35.9)
Adjustments to Legacy Tax Matters	—	1.6	—	—	—	—	—	1.6	—	1.6
Change in Cumulative Translation Adjustment	—	—	—	—	(7.6)	—	—	(7.6)	(0.1)	(7.7)
Derivative Financial Instruments, no tax impact	—	—	—	—	—	—	0.8	0.8	—	0.8
Balance, June 30, 2012	$0.8	$261.4	$2,263.3	$(2,546.3)	$(175.9)	$(629.8)	$0.8	$(825.7)	$3.8	$(821.9)

Balance, December 31, 2012	$0.8	$261.7	$2,405.5	$(2,833.3)	$(151.2)	$(701.0)	$0.1	$(1,017.4)	$3.1	$(1,014.3)
Net Income	—	—	110.4	—	—	—	—	110.4	1.6	112.0
Equity-Based Plans	—	5.9	—	49.1	—	—	—	55.0	—	55.0
Treasury Shares Acquired	—	—	—	(283.1)	—	—	—	(283.1)	—	(283.1)
Pension Adjustments, net of tax of $5.5	—	—	—	—	—	11.0	—	11.0	—	11.0
Dividend Declared	—	—	(32.3)	—	—	—	—	(32.3)	—	(32.3)
Change in Cumulative Translation Adjustment	—	—	—	—	(36.7)	—	—	(36.7)	—	(36.7)
Balance, June 30, 2013	$0.8	$267.6	$2,483.6	$(3,067.3)	$(187.9)	$(690.0)	$0.1	$(1,193.1)	$4.7	$(1,188.4)

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

•
Non-DNBi subscription plans - subscription contracts which provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk. The non-DNBi subscription plans allow customers' unlimited use, within pre-defined ranges; and

•
Projects and other risk management solutions - all other revenue streams. This includes, for example, our Business Information Report, our Comprehensive Report, our International Report, and D&B Direct.

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
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force)," which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the Emerging Issues Task Force)," which permits a company to designate the Fed Funds Effective Swap Rate ("Fed Funds rate"), also referred to as the overnight index swap rate ("OIS"), as a benchmark interest rate for hedge accounting purposes. In addition, the ASU removes the restriction on using different benchmark interest rates for similar hedges. The authoritative guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In March 2013, the FASB issued ASU No. 2013-5, "Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)," which states that a cumulative translation adjustment ("CTA") is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. The entire amount of the CTA associated with the foreign entity would be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (ii) loss of a controlling financial interest in an investment in a foreign entity; and (iii) step acquisition for a foreign entity. The authoritative guidance does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
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
Note 3 -- Restructuring Charge
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
During the three months ended June 30, 2013, we recorded a $2.2 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $2.1 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 20 employees were impacted. Of these 20 employees, approximately 15 employees exited the Company in the second quarter of 2013, with the remaining primarily to exit in the third quarter of 2013. The cash payments for these employees will be substantially completed by the fourth quarter of 2013; and

•	Lease termination obligations, other exit costs including those to consolidate or close facilities and asset impairments of $0.1 million.

During the three months ended June 30, 2012, we recorded a $9.3 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $8.1 million and $1.1 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 500 employees were impacted. Of these 500 employees, approximately 435 employees exited the Company in the second quarter of 2012, with the remaining primarily having exited in the second half of 2012. The cash payments for these employees were substantially completed by the fourth quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.1 million.
Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
During the six months ended June 30, 2013, we recorded a $4.5 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $2.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 65 employees were impacted. Of these 65 employees, approximately 50 employees exited the Company in the first half of 2013, with the remaining to exit in the second half of 2013. The cash payments for these employees will be substantially completed by the fourth quarter of 2013; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.8 million.
During the six months ended June 30, 2012, we recorded an $18.4 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $11.2 million and $4.7 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 620 employees were impacted. Of these 620 employees, approximately 555 employees exited the Company in the first half of 2012, with the remaining primarily having exited in the second half of 2012. The cash payments for these employees were substantially completed by the fourth quarter of 2012; and

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2012	$9.4	$2.3	$11.7
Charge Taken during First Quarter 2013	0.6	1.7	2.3
Payments/Asset Impairment during First Quarter 2013 (1)	(3.7)	(0.8)	(4.5)
Balance Remaining as of March 31, 2013	$6.3	$3.2	$9.5
Charge Taken during Second Quarter 2013	2.1	0.1	2.2
Payments during Second Quarter 2013	(3.0)	(0.4)	(3.4)
Balance Remaining as of June 30, 2013	$5.4	$2.9	$8.3

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2011	$8.3	$2.2	$10.5
Charge Taken during First Quarter 2012	6.7	2.4	9.1
Payments during First Quarter 2012	(4.0)	(1.0)	(5.0)
Balance Remaining as of March 31, 2012	$11.0	$3.6	$14.6
Charge Taken during Second Quarter 2012	9.2	0.1	9.3
Payments during Second Quarter 2012	(7.5)	(0.8)	(8.3)
Balance Remaining as of June 30, 2012	$12.7	$2.9	$15.6

(1) We incurred an asset impairment of $0.5 million in the first quarter of 2013 related to the termination of a lease.

Note 4 --	Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

	June 30, 2013	December 31, 2012
Debt Maturing Within One Year:
Other	0.1	0.2
Total Debt Maturing Within One Year	$0.1	$0.2
Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $3.3 million and $3.5 million discount as of June 30, 2013 and December 31, 2012, respectively)	$1,046.7	$1,046.5
Fair Value Adjustment Related to Hedged Debt	3.2	3.8
Credit Facility	358.0	240.2
Other	0.1	0.2
Total Debt Maturing After One Year	$1,408.0	$1,290.7
Fixed-Rate Notes
In December 2012, we issued senior notes with a face value of $450 million that mature on December 1, 2017 (the "2017 notes”), bearing interest at a fixed annual rate of 3.25%, payable semi-annually. In addition, in December 2012, we issued senior notes with a face value of $300 million that mature on December 1, 2022 (the “2022 notes”), bearing interest at a fixed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

annual rate of 4.375%, payable semi-annually. The proceeds were used in December 2012 to repay borrowings outstanding under our revolving credit facility and retire our then outstanding $400 million senior notes bearing interest at a fixed annual rate of 6.00%, which had a maturity date of April 2013 (the “2013 notes”). In connection with the redemption of the 2013 notes, we recorded a premium payment of $5.4 million to “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. The interest rates applicable to the 2017 notes and 2022 notes are subject to adjustment if our debt rating is decreased three levels below the Standard & Poor's and Fitch BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below the respective fixed interest rates of the notes, that being 3.25% and 4.375% for the 2017 notes and 2022 notes, respectively. As of June 30, 2013, no such adjustments to the interest rates were required. The 2017 notes and 2022 notes carrying amounts of $450.0 million and $297.2 million, net of less than $0.1 million and $2.8 million of remaining issuance discounts, respectively, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at June 30, 2013.
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
In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the "2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50%, which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million to “Other Income (Expense) - Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2010. The 2015 notes of $299.5 million, net of $0.5 million remaining discount, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at June 30, 2013.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.6 million of amortization was recorded during the six months ended June 30, 2013, resulting in a balance of $3.2 million in our unaudited consolidated balance sheet at June 30, 2013.

Credit Facility

At June 30, 2013 and December 31, 2012, we had an $800 million, revolving credit facility, which expires in October 2016. Borrowings under the $800 million revolving credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the credit agreement. We were in compliance with these revolving credit facility financial covenants at June 30, 2013 and December 31, 2012.

At June 30, 2013 and December 31, 2012, we had $358.0 million and $240.2 million, respectively, of borrowings outstanding under the $800 million revolving credit facility with weighted average interest rates of 1.30% and 1.62%, respectively. We borrowed under this facility from time-to-time during the six months ended June 30, 2013 to supplement the timing of receipts in order to fund our working capital and share repurchases. The $800 million revolving credit facility also supports our commercial paper program which was increased from $300 million to $800 million during July 2012. Under this program, we may issue from time-to-time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $800 million revolving credit facility. We did not borrow under our commercial paper program during the six months ended June 30, 2013 or 2012.
Other
At June 30, 2013 and December 31, 2012, certain of our international operations had uncommitted lines of credit of $2.9 million and $3.0 million, respectively. There were no borrowings outstanding under these lines of credit at June 30, 2013 and December 31, 2012, respectively. These arrangements have no material facility fees and no compensating balance requirements.
At June 30, 2013 and December 31, 2012, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties and parent guarantees in favor of certain of our banks totaling $5.3 million and $12.5 million, respectively.
Interest paid for all outstanding debt totaled $18.8 million and $19.5 million during the three month and six month periods ended June 30, 2013, respectively. In March 2012, we terminated our then outstanding interest rate derivatives that were intended to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR, resulting in the receipt of $5.0 million in cash on the date of termination. This resulted in a net interest received of $4.4 million for all outstanding debt for the three months ended March 31, 2012.  Interest paid for all outstanding debt totaled $16.8 million and $12.4 million during the three month and six month periods ended June 30, 2012, respectively.

Note 5 --	Earnings Per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We did not have any weighted average restricted shares outstanding for the three month and six month periods ended June 30, 2013, respectively. The number of weighted average restricted shares outstanding was 8,396 shares and 19,331 shares for the three month and six month periods ended June 30, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income Attributable to D&B	$57.5	$56.5	$110.4	$119.9
Less: Allocation to Participating Securities	—	—	—	—
Net Income Attributable to D&B Common Shareholders – Basic and Diluted	$57.5	$56.5	$110.4	$119.9
Weighted Average Number of Shares Outstanding – Basic	39.4	46.7	40.0	47.2
Dilutive Effect of Our Stock Incentive Plans	0.4	0.3	0.4	0.4
Weighted Average Number of Shares Outstanding – Diluted	39.8	47.0	40.4	47.6
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.46	$1.21	$2.76	$2.54
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.44	$1.20	$2.73	$2.52
Stock-based awards to acquire 185,095 shares and 1,470,565 shares of common stock were outstanding at the three months ended June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Stock-based awards to acquire 616,988 shares and 1,377,458 shares of common stock were outstanding at the six months ended June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years from the grant date.
Our share repurchases were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Program	2013		2012		2013		2012
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount
	(Dollar amounts in millions)				(Dollar amounts in millions)
Share Repurchase Programs (a)	1,093,594	$100.1	2,968,703	$200.0	2,517,131	$215.1	2,968,703	$200.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”) (b)	632,322	62.0	59,563	4.0	706,637	68.0	59,563	4.0
Total Repurchases	1,725,916	$162.1	3,028,266	$204.0	3,223,768	$283.1	3,028,266	$204.0

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

Note 6 -- Other Accrued and Current Liabilities

	June 30, 2013	December 31, 2012
Restructuring Accruals	$8.3	$11.7
Professional Fees	36.4	37.4
Operating Expenses	26.0	28.9
Other Accrued Liabilities (1)	53.3	40.9
	$124.0	$118.9

(1)	The increase in Other Accrued Liabilities was primarily attributed to the purchase of perpetual licenses of third party software.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 7 -- Contingencies

We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to our consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at June 30, 2013. In addition, from time-to-time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below.
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
During the six months ended June 30, 2013, we incurred $5.3 million of legal and other professional fees related to matters in China. Additionally, during the year ended December 31, 2012, we incurred $13.5 million of legal and other professional fees and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. For the year ended December 31, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
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
Nicholas Martin v. Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc., No. 12 CV 215 (USDC N.D. IL.)

On January 11, 2012, Nicholas Martin filed suit against Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc. ("Convergys") in the United States District Court for the Northern District of Illinois. The complaint alleges that Defendants violated the Telephone Consumer Protection Act (“TCPA”) because Convergys placed a telephone call to Plaintiff's cell phone using an automatic telephone dialing system ("ATDS") and because Dun & Bradstreet, Inc. authorized the telephone call. The TCPA generally prohibits the use of an ATDS to place a call to a cell phone for nonemergency purposes and without the prior express consent of the called party. The TCPA provides for statutory damages of $500 per violation, which may be trebled to $1,500 per violation at the discretion of the court if the plaintiff proves the defendant willfully violated the TCPA. Plaintiff sought to bring this action as a class action on behalf of all persons who Defendants called on their cell phone using an ATDS, where the Defendants obtained the cell phone number from some source other than directly from the called party, during the period January 11, 2010, to the present. The parties reached an agreement to settle this matter and they have negotiated the terms of a settlement agreement and other related settlement documents. On July 16, 2013 the Court granted Plaintiff's Motion for Preliminary Approval of Class Action Settlement and entered a Preliminary Approval Order. Notice to class members was mailed on July 31, 2013, and class members have until October 7, 2013 to submit claims, which are subject to Defendants' review. The settlement is subject to final approval by the Court. The Court

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

scheduled a Final Approval Hearing for November 19, 2013. In accordance with ASC 450, "Contingencies," as of June 30, 2013, a reserve has been accrued by the company in this matter, which is reflected in our consolidated financial statements. The amount of such reserve is not material to the company's financial statements and an estimate of the additional loss or range of loss cannot be made.

O&R Construction, LLC v. Dun & Bradstreet Credibility Corporation, et al., No. 2:12 CV 02184 (USDC W.D. Wash.)
On December 13, 2012, plaintiff O&R Construction LLC filed a putative class action in the United States District Court for the Western District of Washington against D&B and an unaffiliated entity. The complaint alleges, among other things, that defendants violated the antitrust laws, used deceptive marketing practices to sell the CreditBuilder credit monitoring products and allegedly misrepresented the nature, need and value of the products. The plaintiff purports to sue on behalf of a putative class of purchasers of CreditBuilder and seeks recovery of damages and equitable relief.  On February 18, 2013, the Company filed a motion to dismiss the complaint. On April 5, 2013, plaintiff filed an amended complaint in lieu of responding to the motion. The amended complaint dropped the antitrust claims and retained the class action and deceptive practices allegations. The Company filed a new motion to dismiss the amended complaint on May 3, 2013. The Court has not yet ruled on this motion and has set August 23, 2013 as a hearing date for oral argument. The parties exchanged initial disclosures and completed the initial case management process in March 2013. Formal discovery has begun and is in an early stage. This litigation is at a very preliminary stage. In accordance with ASC 450," Contingencies," we do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.  The Company disputes the allegations and intends to vigorously defend the case.
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

Note 8 -- Income Taxes
For the three months ended June 30, 2013, our effective tax rate was 31.4% as compared to 30.2% for the three months ended June 30, 2012. For the three months ended June 30, 2013, our effective tax rate was positively impacted by a benefit recorded as a result of a state tax refund received. For the three months ended June 30, 2012, our effective tax rate was positively impacted by an incremental benefit recorded for the divestiture of the domestic portion of our Japan operations and by a benefit recorded as a result of a change to state apportionment. For the three months ended June 30, 2013, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the six months ended June 30, 2013, our effective tax rate was 31.2% as compared to 21.4% for the six months ended June 30, 2012. For the six months ended June 30, 2013, our effective tax rate was positively impacted primarily by the release of reserves for uncertain tax positions and a benefit for the reenactment of the U.S. research and development tax credit for 2012 and 2013 as part of the American Taxpayer Relief Act of 2012 signed into law in January 2013. For the six months ended June 30, 2012, our effective tax rate was positively impacted by a tax benefit on a loss on the tax basis of a legal entity and by tax benefits from the divestiture of the domestic portion of our Japan operations and negatively impacted by an impairment related to permanently ceasing operations of Roadway in China. For the six months ended June 30, 2013, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of June 30, 2013 was $98.6 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $93.0 million, net of tax benefits. During the three months

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

ended June 30, 2013, we decreased our unrecognized tax benefits by $0.5 million, net of increases. The decrease is primarily related to adjustments to a prior year position for state taxes. During the six months ended June 30, 2013, we decreased our unrecognized tax benefits by $2.1 million, net of increases. The decrease is primarily due to the expiration of applicable statutes of limitation and settlements with taxing authorities. We anticipate that it is reasonably possible total unrecognized tax benefits will decrease by approximately $62 million within the next twelve months as a result of the expiration of applicable statutes of limitation.

We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service ("IRS") for years prior to 2007. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2008. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2007.

The IRS is examining our 2007, 2008 and 2009 tax years. We expect the examination will be completed no later than the fourth quarter of 2013.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three month and six month periods ended June 30, 2013 was $0.6 million and $1.1 million, net of tax benefits, respectively, as compared to $0.8 million and $1.3 million, net of tax benefits, for the three month and six month periods ended June 30, 2012, respectively. The total amount of accrued interest as of June 30, 2013 was $9.1 million, net of tax benefits, as compared to $12.7 million, net of tax benefits, as of June 30, 2012.
Note 9 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Components of Net Periodic Cost (Income):
Service Cost	$1.3	$1.5	$2.6	$3.1	$0.2	$0.1	$0.4	$0.2
Interest Cost	17.4	18.8	34.9	37.5	0.1	0.2	0.3	0.4
Expected Return on Plan Assets	(23.4)	(24.9)	(46.9)	(49.7)	—	—	—	—
Amortization of Prior Service Cost (Credit)	0.1	0.1	0.2	0.2	(2.3)	(2.5)	(4.6)	(5.0)
Recognized Actuarial Loss (Gain)	10.8	8.9	21.7	17.7	(0.4)	(0.5)	(0.8)	(1.0)
Net Periodic Cost (Income)	$6.2	$4.4	$12.5	$8.8	$(2.4)	$(2.7)	$(4.7)	$(5.4)
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 that we expected to contribute $22.0 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $5.0 million to our postretirement benefit plan for the year ended December 31, 2013. As of June 30, 2013, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans of $8.8 million and postretirement benefit plan of $1.2 million, respectively.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
North America	$278.7	$279.0	$561.9	$564.5
Asia Pacific	49.3	46.4	90.7	87.9
Europe and Other International Markets	58.4	58.3	114.8	115.7
Consolidated Core	386.4	383.7	767.4	768.1
Divested and Other Businesses	—	0.2	—	18.6
Consolidated Total	$386.4	$383.9	$767.4	$786.7
Operating Income (Loss):
North America	84.5	103.2	170.5	205.7
Asia Pacific	8.4	5.6	10.8	(5.5)
Europe and Other International Markets	15.7	14.6	29.7	28.8
Total Segments	108.6	123.4	211.0	229.0
Corporate and Other (1)	(14.7)	(34.1)	(29.3)	(65.3)
Consolidated Total	93.9	89.3	181.7	163.7
Non-Operating Income (Expense), Net (2)	(9.7)	(9.0)	(20.6)	(11.4)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$84.2	$80.3	$161.1	$152.3

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Corporate Costs	$(8.8)	$(9.9)	$(19.5)	$(22.4)
Restructuring Expense	(2.2)	(9.3)	(4.5)	(18.4)
Strategic Technology Investment or MaxCV	—	(10.5)	—	(18.9)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(3.7)	(4.4)	(5.3)	(5.6)
Total Corporate and Other	$(14.7)	$(34.1)	$(29.3)	$(65.3)

(2)	The following table summarizes “Non-Operating Income (Expense):”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income	$0.4	$0.2	$0.6	$0.3
Interest Expense	(10.0)	(9.2)	(19.9)	(18.3)
Other Income (Expense) - Net	(0.1)	—	(1.3)	6.6
Non-Operating Income (Expense) - Net	$(9.7)	$(9.0)	$(20.6)	$(11.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$168.1	$169.5	$334.1	$339.7
Sales & Marketing Solutions	110.6	109.5	227.8	224.8
North America Core Revenue	278.7	279.0	561.9	564.5
Divested and Other Businesses	—	—	—	—
Total North America Revenue	278.7	279.0	561.9	564.5

Asia Pacific:
Risk Management Solutions	42.6	38.7	78.2	73.5
Sales & Marketing Solutions	6.7	7.7	12.5	14.4
Asia Pacific Core Revenue	49.3	46.4	90.7	87.9
Divested and Other Businesses (3)	—	0.2	—	18.6
Total Asia Pacific Revenue	49.3	46.6	90.7	106.5

Europe and Other International Markets:
Risk Management Solutions	48.6	48.5	94.9	96.2
Sales & Marketing Solutions	9.8	9.8	19.9	19.5
Europe and Other International Markets Core Revenue	58.4	58.3	114.8	115.7
Divested and Other Businesses	—	—	—	—
Total Europe and Other International Markets Revenue	58.4	58.3	114.8	115.7

Consolidated Total:
Risk Management Solutions	259.3	256.7	507.2	509.4
Sales & Marketing Solutions	127.1	127.0	260.2	258.7
Core Revenue	386.4	383.7	767.4	768.1
Divested and Other Businesses (3)	—	0.2	—	18.6
Consolidated Total Revenue	$386.4	$383.9	$767.4	$786.7

(3)
During the fiscal year ended 2012, we: (a) completed the sales of: (i) the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd. ("TSR Ltd."); and (ii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed less than 1% and 17% to our Asia Pacific total revenue for the three month and six month periods ended June 30, 2012, respectively.

The following table represents Divested and Other Businesses revenue by solution set:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Divested and Other Businesses:
Risk Management Solutions	$—	$0.2	$—	$9.2
Sales & Marketing Solutions	—	—	—	9.4
Total Divested and Other Businesses Revenue	$—	$0.2	$—	$18.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	June 30, 2013	December 31, 2012
Assets:
North America (4)	$737.6	$795.4
Asia Pacific (5)	389.6	414.6
Europe and Other International Markets (6)	374.9	365.7
Total Segments	1,502.1	1,575.7
Corporate and Other (7)	336.4	416.1
Consolidated Total	$1,838.5	$1,991.8
Goodwill:
North America	$265.4	$266.5
Asia Pacific (8)	217.8	234.0
Europe and Other International Markets (8)	107.8	110.6
Consolidated Total	$591.0	$611.1

(4)
The decrease in assets in the North America segment to $737.6 million at June 30, 2013 from $795.4 million at December 31, 2012 was primarily due to a decrease in accounts receivable partially offset by increases in cash and computer software.

(5)	The decrease in assets in the Asia Pacific segment to $389.6 million at June 30, 2013 from $414.6 million at December 31, 2012 was primarily due to the negative impact of foreign currency translation.

(6)
The increase in assets in the Europe and Other International Markets segment to $374.9 million at June 30, 2013 from $365.7 million at December 31, 2012 was primarily due to an increase in cash partially offset by a decrease in accounts receivable.

(7)
The decrease in assets in Corporate and Other to $336.4 million at June 30, 2013 from $416.1 million at December 31, 2012 was primarily due to a decrease in cash primarily due to bond interest and dividend payments.

(8)
The decrease in goodwill in the Asia Pacific segment to $217.8 million at June 30, 2013 from $234.0 million at December 31, 2012 was primarily due to the negative impact of foreign currency translation. The decrease in goodwill in the Europe and Other International Markets segment to $107.8 million at June 30, 2013 from $110.6 million at December 31, 2012 was primarily due to the negative impact of foreign currency translation.

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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at June 30, 2013 and December 31, 2012, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at June 30, 2013 and December 31, 2012, because we sell to a large number of customers in different geographical locations.

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
Fair Value Hedges
For interest rate derivative instruments that are designated and qualify as a fair value hedge, we assess quarterly whether the interest rate swaps are highly effective in offsetting changes in the fair value of the hedged debt. Changes in fair values of interest rate swap agreements that are designated fair value hedges are recognized in earnings as an adjustment of “Other Income (Expense) - Net” in our unaudited consolidated statement of operations and comprehensive income. The effectiveness of the hedge is monitored on an ongoing basis for hedge accounting purposes, and if the hedge is considered ineffective, we discontinue hedge accounting prospectively.
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
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.6 million of amortization was recorded during the six months ended June 30, 2013, resulting in a balance of $3.2 million in our unaudited consolidated balance sheet at June 30, 2013.
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
As of June 30, 2013 and 2012, the notional amounts of our foreign exchange contracts were $275.1 million and $258.5 million, respectively.

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.1	Other Current Assets	$—	Other Accrued & Current Liabilities	$0.5	Other Accrued & Current Liabilities	$0.4
Total derivatives not designated as hedging instruments		$0.1		$—		$0.5		$0.4
Total Derivatives		$0.1		$—		$0.5		$0.4

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

	Gain or (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships	Location	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Hedged Item	Location	For the Three Months Ended June 30,		For the Six Months Ended June 30,

		2013	2012	2013	2012			2013	2012	2013	2012
Interest rate contracts	Non-Operating Income (Expenses) – Net	$—	$—	$—	$0.8	Fixed- rate debt	Non-Operating Income (Expenses) – Net	$—	$—	$—	$(0.5)
Our foreign exchange forward and option contracts are not designated as hedging instruments under authoritative guidance.

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2013	2012	2013	2012
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$0.2	$(3.6)	$(5.2)	$1.9
Foreign exchange option contracts	Non-Operating Income (Expenses) – Net	$—	$0.1	$—	$(0.1)
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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at June 30, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at June 30, 2013
Assets:
Cash Equivalents (1)	$87.2	$—	$—	$87.2
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.1	$—	$0.1
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.5	$—	$0.5

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
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
At June 30, 2013 and December 31, 2012, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	June 30, 2013		December 31, 2012
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term Debt	$1,046.7	$1,052.6	$1,046.5	$1,059.3
Credit Facilities	$358.0	$358.7	$240.2	$237.7
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the six months ended June 30, 2013, we did not measure any assets or liabilities at fair value on a nonrecurring basis.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 12 --	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income ("AOCI") as of June 30, 2013 and 2012:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 31, 2011	$(168.3)	$(638.4)	$—	$(806.7)
Other Comprehensive Income Before Reclassifications	(7.6)	—	—	(7.6)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	8.6	0.8	9.4
Balance, June 30, 2012	$(175.9)	$(629.8)	$0.8	$(804.9)

Balance, December 31, 2012	$(151.2)	$(701.0)	$0.1	$(852.1)
Other Comprehensive Income Before Reclassifications	(36.7)	—	—	(36.7)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	11.0	—	11.0
Balance, June 30, 2013	$(187.9)	$(690.0)	$0.1	$(877.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following table summarizes the reclassifications out of AOCI as of June 30, 2013 and 2012:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Foreign Currency Translation Adjustments:
Sale of Business	Other Income (Expense) – Net	$—	$—	$—	$—

Defined Benefit Pension Plans:
Amortization of Prior Service Costs, Pretax	Selling and Administrative Expenses	$(1.7)	$(1.9)	$(3.3)	$(3.6)
	Operating Expenses	(0.5)	(0.6)	(1.1)	(1.2)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	8.0	6.3	15.8	12.4
	Operating Expenses	2.4	2.0	5.1	4.2
Total Before Tax		8.2	5.8	16.5	11.8
Tax (Expense) or Benefit		(2.7)	(1.1)	(5.5)	(3.2)
Total After Tax		$5.5	$4.7	$11.0	$8.6

Derivative Financial Instruments:
Amortization of Cash Flow Hedges	Interest Expense	$—	$0.5	$—	$0.8
Total Before Tax		—	0.5	—	0.8
Tax (Expense) or Benefit		—	—	—	—
Total After Tax		$—	$0.5	$—	$0.8

Total Reclassifications for the Period, Net of Tax		$5.5	$5.2	$11.0	$9.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 13 --	Divestitures and Other Businesses
Indian Research and Advisory Services Business
In September 2012, we sold substantially all of the assets and liabilities of our Indian Research and Advisory Services business for $0.5 million. As a result, we recorded a pre-tax gain of $0.2 million in "Other Income (Expense) - Net" in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. The Indian Research and Advisory Services business generated approximately $1.3 million in revenue during 2011.
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
For the six months ended June 30, 2013, we incurred $5.3 million of legal and other professional fees related to matters in China. Additionally, during the year ended December 31, 2012, we incurred $13.5 million of legal and other professional fees and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. For the year ended December 31, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
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
Domestic Portion of our Japanese Joint Venture
In February 2012, we completed the sale of the domestic portion of our Japan operations to TSR Ltd., our local joint venture partner since December 2007, for $4.5 million. As a result, we recorded a pre-tax gain of $3.0 million in "Other Income (Expense) – Net" in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. Our domestic Japanese operations generated approximately $64 million in revenue during 2011.
Simultaneously with closing this transaction, we entered into a ten-year commercial arrangement to provide TSR Ltd. with global data for its Japanese customers and to become the exclusive distributor of TSR Ltd. data to the Worldwide Network. From the date of this transaction, this arrangement has aggregate future cash payments of approximately $140 million.
AllBusiness.com, Inc.
In February 2012, we completed the sale of AllBusiness.com, Inc., a U.S. entity included in our North American reporting segment, for $0.4 million. As a result, we recorded a pre-tax loss of $0.4 million in "Other Income (Expense) – Net" in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. AllBusiness.com, Inc. generated approximately $4 million in revenue during 2011.

Chinese Market Research Joint Ventures
In January 2012, we completed the sale of our market research business in China, consisting of two joint venture companies, by selling our equity interests in such companies to our partner for a total purchase price of $5.0 million. As a result, we recorded a pre-tax gain of $1.4 million in "Other Income (Expense) – Net" in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. The joint ventures generated approximately $16 million in revenue during 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Purisma Incorporated
In January 2012, we completed the sale of Purisma Incorporated, a U.S. entity included in our North American reporting segment, for $2.0 million. As a result, we recorded a pre-tax gain of $2.0 million in "Other Income (Expense) – Net" in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. Purisma Incorporated generated approximately $4 million in revenue during 2011.
Note 14 -- Subsequent Events
Dividend Declaration
In August 2013, the Board of Directors approved the declaration of a dividend of $0.40 per share of common stock for the third quarter of 2013. This cash dividend will be payable on September 18, 2013 to shareholders of record at the close of business on September 3, 2013.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
The Dun & Bradstreet Corporation (“D&B” or the "Company" or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for 172 years. Our global commercial database contains more than 225 million business records. The database is enhanced by our proprietary DUNSRight® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.
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
In International, during the fiscal year ended 2012, we completed (a) the sales of: (i) the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd. ("TSR Ltd."); and (ii) a research and advisory services business in India; and (b) the shut-down of Shanghai Roadway D&B Marketing Service Co Ltd. (“Roadway”) business. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed less than 1% and 17% to our Asia Pacific total revenue for the three month and six month periods ended June 30, 2012, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
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
Similarly, when we evaluate the performance of our business as a whole, we focus on results (such as operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) before non-core gains and charges because such non-core gains and charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations and may drive behavior that does not ultimately maximize shareholder value. It may be concluded from our presentation of non-core gains and charges that the items that result in non-core gains and charges may reoccur in the future.
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

•
Non-DNBi subscription plans - subscription contracts which provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk. The non-DNBi subscription plans allow customers' unlimited use, within pre-defined ranges; and

•
Projects and other risk management solutions - all other revenue streams. This includes, for example, our Business Information Report, our Comprehensive Report, our International Report, and D&B Direct.

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
The financial statements of our subsidiaries outside North America reflect results for the three month and six month periods ended May 31 in order to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.
The following table presents the contribution by segment to total revenue and core revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Total Revenue:
North America	72%	73%	73%	72%
Asia Pacific	13%	12%	12%	13%
Europe and Other International Markets	15%	15%	15%	15%
Core Revenue:
North America	72%	73%	73%	74%
Asia Pacific	13%	12%	12%	11%
Europe and Other International Markets	15%	15%	15%	15%
The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Total Revenue by Customer Solution Set (1):
Risk Management Solutions	67%	67%	66%	65%
Sales & Marketing Solutions	33%	33%	34%	33%
Core Revenue by Customer Solution Set:
Risk Management Solutions	67%	67%	66%	66%
Sales & Marketing Solutions	33%	33%	34%	34%

(1)
Our Divested and Other Businesses contributed less than 1% and 2% to our total consolidated revenue for the three month and six month periods ended June 30, 2012, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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
Consolidated Revenue
The following table presents our core and total revenue by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Revenue:
North America	$278.7	$279.0	$561.9	$564.5
Asia Pacific	49.3	46.4	90.7	87.9
Europe and Other International Markets	58.4	58.3	114.8	115.7
Core Revenue	386.4	383.7	767.4	768.1
Divested and Other Businesses	—	0.2	—	18.6
Total Revenue	$386.4	$383.9	$767.4	$786.7
The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$259.3	$256.7	$507.2	$509.4
Sales & Marketing Solutions	127.1	127.0	260.2	258.7
Core Revenue	386.4	383.7	767.4	768.1
Divested and Other Businesses	—	0.2	—	18.6
Total Revenue	$386.4	$383.9	$767.4	$786.7
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
Total revenue increased $2.5 million, or 1% (both before and after the effect of foreign exchange), for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase in total revenue was primarily driven by an increase in Asia Pacific total revenue of $2.7 million, or 6% (8% increase before the effect of foreign exchange), an increase in Europe and Other International Markets total revenue of $0.1 million, or less than 1% (3% increase before the effect of foreign exchange) and in North America total revenue was relatively flat (both before and after the effect of foreign exchange).

Asia Pacific total revenue was negatively impacted by the divestiture of a research and advisory services business in India, during the fiscal year ended 2012, which we reclassified as Divested and Other Businesses.
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, increased $2.7 million, or 1% (both before and after the effect of foreign exchange), for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase in core revenue is primarily attributed to:

•	Higher revenue from new and existing customers including revenue from our new products (e.g., D&B Direct and Data-as-a-Service ("DaaS")); and

•	Increased collections revenue from services provided to the government in our Australia market which shifted revenue from future quarters to the current quarter;

partially offset by:

•	The carry-over from the weak sales performance in North America in prior quarters due to the ratable nature of Risk Management Solutions revenue.
Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $2.6 million, or 1% increase (2% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Asia Pacific of $3.9 million, or 11% (12% increase before the effect of foreign exchange) and an increase in revenue in Europe and Other International Markets of $0.1 million, or less than 1% (3% increase before the effect of foreign exchange), partially offset by a decrease in revenue in North America of $1.4 million, or 1% (both before and after the effect of foreign exchange); and

•
A $0.1 million, or less than 1% increase (1% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $1.1 million, or 1% (both before and after the effect of foreign exchange), partially offset by a decrease in revenue in Asia Pacific of $1.0 million, or 13% (12% decrease before the effect of foreign exchange).

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
Total revenue decreased $19.3 million, or 2% (both before and after the effect of foreign exchange), for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease in total revenue was primarily driven by a decrease in Asia Pacific total revenue of $15.8 million, or 15% (14% decrease before the effect of foreign exchange), a decrease in North America total revenue of $2.6 million, or 1% (less than 1% before the effect of foreign exchange), and a decrease in Europe and Other International Markets total revenue of $0.9 million, or 1% (1% increase before the effect of foreign exchange).
Asia Pacific total revenue was negatively impacted by: (a) the divestiture of: (i) the domestic portion of our Japanese operations to TSR Ltd.; and (ii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations, during the first quarter of 2012, all of which we reclassified as Divested and Other Businesses.
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, decreased $0.7 million, or less than 1% (both before and after the effect of foreign exchange), for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease in core revenue is primarily attributed to:

•	The carry-over from the weak sales performance in North America in prior quarters due to the ratable nature of Risk Management Solutions revenue;

partially offset by:

•	Increased purchases from new and existing customers including revenue from our new products (e.g., D&B Direct and DaaS); and

•	Increased revenue from our ten-year commercial agreement, signed in February 2012, to provide TSR with global data for its Japanese customers and to distribute TSR data to the Worldwide Network.

Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $2.2 million, or less than 1% decrease (both before and after the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in North America of $5.6 million, or 2% (both before and after the effect of foreign exchange), and a decrease in revenue in Europe and Other International Markets of $1.3 million, or 1% (less than 1% decrease before the effect of foreign exchange), partially offset by an increase in revenue in Asia Pacific of $4.7 million, or 7% (8% increase before the effect of foreign exchange); and

•
A $1.5 million, or 1% increase (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $3.0 million, or 1% (both before and after the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $0.4 million, or 2% (4% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Asia Pacific of $1.9 million, or 13% (12% decrease before the effect of foreign exchange).

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
During the six months ended June 30, 2013, we incurred $5.3 million of legal and other professional fees related to matters in China. Additionally, during the year ended December 31, 2012, we incurred $13.5 million of legal and other professional fees and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. For the year ended December 31, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.

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

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three month and six month periods ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$130.1	$126.4	$256.3	$271.0
Selling and Administrative Expenses	142.3	139.2	288.7	293.7
Depreciation and Amortization	17.9	19.7	36.2	39.9
Restructuring Charge	2.2	9.3	4.5	18.4
Operating Costs	$292.5	$294.6	$585.7	$623.0
Operating Income	$93.9	$89.3	$181.7	$163.7
Operating Expenses
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
Operating expenses increased $3.7 million, or 3%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase was primarily due to the following:

•	An increase in costs for the deployment of our new data supply chain and increased investments in data analytics and technology.

partially offset by:

•	Costs associated with our Strategic Technology Investment or MaxCV that occurred in the prior year period.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
Operating expenses decreased $14.7 million, or 5%, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The decrease was primarily due to the following:

•	Lower costs as a result of: (a) the divestiture of the domestic portion of our Japanese operations to TSR Ltd.; and (b) the shut-down of our Roadway operations; and

•	Costs associated with our Strategic Technology Investment or MaxCV that occurred in the prior year period;

partially offset by:

•	An increase in costs for the deployment of our new data supply chain and increased investments in data analytics and technology.
Selling and Administrative Expenses
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
Selling and administrative expenses increased $3.1 million, or 2%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase was primarily due to higher costs associated with investments in the sales force.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
Selling and administrative expenses decreased $5.0 million, or 2%, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The decrease was primarily due to the following:

•	Lower costs as a result of: (a) the divestiture of the domestic portion of our Japanese operations to TSR Ltd.; and (b) the shut-down of our Roadway operations;

partially offset by:

•	Higher costs associated with investments in the sales force.
Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
We had net pension cost of $6.2 million and $12.5 million for the three month and six month periods ended June 30, 2013, respectively, compared to $4.4 million and $8.8 million for the three month and six month periods ended June 30, 2012, respectively. Higher pension cost in 2013 was driven by lower expected return from plan assets related to our U.S. Qualified Plan, primarily due to the lower market-related value of plan assets, which increases our 2013 net pension cost. Higher actuarial losses amortization in 2013 is substantially offset by lower interest cost, both driven by a lower discount rate. The discount rate applied to our U.S. plans at January 1, 2013 is 3.54%, a 51 basis points decrease from the 4.05% discount rate used for 2012.
We had postretirement benefit income of $2.4 million and $4.7 million for the three month and six month periods ended June 30, 2013, respectively, compared to $2.7 million and $5.4 million for the three month and six month periods ended June 30, 2012, respectively. Lower income in 2013 was primarily due to lower amortization of prior service credits resulting from the fact that one of the major credits is in the final year of amortization and the outstanding balance is less than prior year's amortization. The credit being fully amortized in 2013 was established in late 2009 as a result of the elimination of the company-paid retiree life insurance benefits and a change in the sharing methodology, where we will only share the minimum amount of subsidy required to maintain actuarial equivalence for as long as possible. This plan change was approved in December 2009 and reduced our accumulated postretirement obligation by approximately $20 million at December 31, 2009 which is being amortized over four years.
We had expense associated with our 401(k) Plan of $2.0 million and $4.7 million for the three month and six month periods ended June 30, 2013, respectively, compared to $1.9 million and $4.7 million for the three month and six month periods ended June 30, 2012, respectively. The employer maximum match is 50% of seven percent of a team member's eligible compensation, subject to certain 401(k) Plan limitations.
Stock-Based Compensation
For the three month and six month periods ended June 30, 2013, we recognized total stock-based compensation expense of $3.4 million and $6.8 million, respectively, compared to $2.7 million and $5.8 million for the three month and six month periods ended June 30, 2012, respectively.

Expense associated with our stock option programs was $0.4 million and $1.2 million for the three month and six month periods ended June 30, 2013, respectively, compared to $1.1 million and $2.0 million for the three month and six month periods ended June 30, 2012, respectively. The decrease was primarily due to changes in our 2013 executive compensation program where the annual grants of stock options were replaced by longer-term performance based restricted stock units.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $2.7 million and $5.1 million for the three month and six month periods ended June 30, 2013, respectively, compared to $1.4 million and $3.4 million for the three month and six month periods ended June 30, 2012. The increase for the three month and six month periods was primarily due to changes in our 2013 executive compensation program where more emphasis was placed on grants of longer-term performance based restricted stock units.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.3 million and $0.5 million for the three month and six month periods ended June 30, 2013, compared to $0.2 million and $0.4 million for the three month and six month periods ended June 30, 2012, respectively.

We expect total equity-based compensation of approximately $14.2 million for 2013. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.

Depreciation and Amortization
Depreciation and amortization decreased $1.8 million, or 9%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This decrease was primarily driven by the divestiture of the domestic portion of our Japanese operations to TSR Ltd.
Depreciation and amortization decreased $3.7 million, or 9%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease is primarily driven by the divestiture of the domestic portion of our Japanese operations to TSR Ltd. and the shut-down of our Roadway operations.
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
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
During the three months ended June 30, 2013, we recorded a $2.2 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $2.1 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 20 employees were impacted. Of these 20 employees, approximately 15 employees exited the Company in the second quarter of 2013, with the remaining primarily to exit in the third quarter of 2013. The cash payments for these employees will be substantially completed by the fourth quarter of 2013; and

•	Lease termination obligations, other exit costs including those to consolidate or close facilities and asset impairments of $0.1 million.
During the three months ended June 30, 2012, we recorded a $9.3 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $8.1 million and $1.1 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 500 employees were impacted. Of these 500 employees, approximately 435 employees exited the Company in the second quarter of 2012, with the remaining primarily having exited in the second half of 2012. The cash payments for these employees were substantially completed by the fourth quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $0.1 million.
Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
During the six months ended June 30, 2013, we recorded a $4.5 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $2.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 65 employees were impacted. Of these 65 employees, approximately 50 employees exited the Company in the first half of 2013, with the remaining to exit in the second half of 2013. The cash payments for these employees will be substantially completed by the fourth quarter of 2013; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $1.8 million.
During the six months ended June 30, 2012, we recorded an $18.4 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $11.2 million and $4.7 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 620 employees were impacted. Of these 620 employees, approximately 555 employees exited the Company in the first half of 2012, with the remaining primarily having exited in the second half of 2012. The cash payments for these employees were substantially completed by the fourth quarter of 2012; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $2.5 million.
Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three month and six month periods ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.4	$0.2	0.6	0.3
Interest Expense	(10.0)	(9.2)	(19.9)	(18.3)
Interest Income (Expense) – Net	$(9.6)	$(9.0)	$(19.3)	$(18.0)
Interest income increased $0.2 million, or 49%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase in interest income is primarily attributable to higher average amounts of invested cash. Interest income increased $0.3 million, or 54%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase in interest income is primarily attributable to higher average amounts of invested cash.
Interest expense increased $0.8 million, or 8%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase in interest expense is primarily attributable to higher amounts of average debt outstanding. Interest expense increased $1.6 million, or 9%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase in interest expense is primarily attributable to higher amounts of average debt outstanding.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three month and six month periods ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Effect of Legacy Tax Matters	$0.3	$0.3	$0.4	$0.4
Gain on Sale of Businesses(a)	—	—	—	6.0
Miscellaneous Other Income (Expense) – Net(b)	(0.4)	(0.3)	(1.7)	0.2
Other Income (Expense) – Net	$(0.1)	$—	$(1.3)	$6.6

(a)
During the six months ended June 30, 2012, we recognized gains primarily related to the sale of the domestic portion of our Japanese operations to TSR Ltd. and our market research business in China, consisting of two joint venture companies. See Note 13 to our unaudited consolidated financial statements in Item 1. of this Quarterly Report on Form 10-Q.

(b)
Miscellaneous Other Income (Expense) – Net decreased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to a write-down of a third party indemnification receivable related to a release of reserves for uncertain tax positions.

Provision for Income Taxes
For the three months ended June 30, 2013, our effective tax rate was 31.4% as compared to 30.2% for the three months ended June 30, 2012. For the three months ended June 30, 2013, our effective tax rate was positively impacted by a benefit recorded as a result of a state tax refund received. For the three months ended June 30, 2012, our effective tax rate was positively impacted by an incremental benefit recorded for the divestiture of the domestic portion of our Japan operations and by a benefit recorded as a result of a change to state apportionment. For the three months ended June 30, 2013, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the six months ended June 30, 2013, our effective tax rate was 31.2% as compared to 21.4% for the six months ended June 30, 2012. For the six months ended June 30, 2013, our effective tax rate was positively impacted primarily by the release of reserves for uncertain tax positions and a benefit for the reenactment of the U.S. research and development tax credit for 2012 and 2013 as part of the American Taxpayer Relief Act of 2012 signed into law in January 2013. For the six months ended June 30, 2012, our effective tax rate was positively impacted by a tax benefit on a loss on the tax basis of a legal entity and by tax benefits from the divestiture of the domestic portion of our Japan operations and negatively impacted by an impairment related to permanently ceasing operations of Roadway in China. For the six months ended June 30, 2013, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of June 30, 2013 was $98.6 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $93.0 million, net of tax benefits. During the three months ended June 30, 2013, we decreased our unrecognized tax benefits by $0.5 million, net of increases. The decrease is primarily related to adjustments to a prior year position for state taxes. During the six months ended June 30, 2013, we decreased our unrecognized tax benefits by $2.1 million, net of increases. The decrease is primarily due to the expiration of applicable statutes of limitation and settlements with taxing authorities. We anticipate that it is reasonably possible total unrecognized tax benefits will decrease by approximately $62 million within the next twelve months as a result of the expiration of applicable statutes of limitation.

We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service ("IRS") for years prior to 2007. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2008. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2007.

The IRS is examining our 2007, 2008 and 2009 tax years. We expect the examination will be completed no later than the fourth quarter of 2013.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three month and six month periods ended June 30, 2013 was $0.6 million and $1.1 million, net of tax benefits, respectively, as compared to $0.8 million and $1.3 million, net of tax benefits, for the three month and six month periods ended June 30, 2012. The total amount of accrued interest as of June 30, 2013 was $9.1 million, net of tax benefits, as compared to $12.7 million, net of tax benefits, as of June 30, 2012.
Earnings per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We did not have any weighted average restricted shares outstanding for the three month and six month periods ended June 30, 2013, respectively. The number of weighted average restricted shares outstanding was 8,396 shares and 19,331 shares for the three month and six month periods ended June 30, 2012, respectively.
The following table sets forth our EPS for the three month and six month periods ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.46	$1.21	$2.76	$2.54
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.44	$1.20	$2.73	$2.52
For the three months ended June 30, 2013, basic EPS attributable to D&B common shareholders increased 21%, compared with the three months ended June 30, 2012, due to an increase of 2% in Net Income Attributable to D&B common shareholders and a 16% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the three months ended June 30, 2013, diluted EPS attributable to D&B common shareholders increased 20%, compared with the three months ended June 30, 2012, due to an increase of 2% in Net Income Attributable to D&B common shareholders and a 15% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases.
For the six months ended June 30, 2013, basic EPS attributable to D&B common shareholders increased 9%, compared with the six months ended June 30, 2012, due to a 15% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases, partially offset by a decrease of 8% in Net Income Attributable to D&B common shareholders. For the six months ended June 30, 2013, diluted EPS attributable to D&B common shareholders increased 8%, compared with the six months ended June 30, 2012, due to a 15% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases, partially offset by a decrease of 8% in Net Income Attributable to D&B common shareholders.
Segment Results
Our results are managed and reported through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consisted of our operations in the UK, the Netherlands, Belgium, Latin America and European Worldwide Network).

The segments reported below, North America, Asia Pacific and Europe and Other International Markets, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.
North America
North America is our largest segment, representing 72% and 73% of our total revenue for the three month and six month periods ended June 30, 2013, respectively, as compared to 73% and 72% of our total revenue for the three month and six month periods ended June 30, 2012, respectively.
In North America, during the three months ended March 31, 2012, we completed the sales of: (i) AllBusiness, Inc.; and (ii) Purisma Incorporated. These businesses have been classified as "Divested and Other Businesses." No revenue was earned in 2012 related to these divested and other businesses.
North America represented 72% and 73% of our core revenue for the three month and six month periods ended June 30, 2013, respectively, as compared to 73% and 74% for the three month and six month periods ended June 30, 2012, respectively.
The following table presents our North America revenue by customer solution set and North America operating income for the three month and six month periods June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$168.1	$169.5	$334.1	$339.7
Sales & Marketing Solutions	110.6	109.5	227.8	224.8
North America Total and Core Revenue	$278.7	$279.0	$561.9	$564.5
Operating Income	$84.5	$103.2	$170.5	$205.7
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
North America Overview
North America total and core revenue decreased $0.3 million, or less than 1% (both before and after the effect of foreign exchange), for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.
North America Customer Solution Sets
On a customer solution set basis, the $0.3 million decrease in total and core revenue for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $1.4 million, or 1% (both before and after the effect of foreign exchange) primarily attributable to the carry-over from the weak sales performance in 2012 due to the ratable nature of Risk Management Solutions revenue.
DNBi Subscription Plans, which accounted for 63% of total North America Risk Management Solutions, decreased 1% (less than 1% decrease before the effect of foreign exchange) primarily attributable to the carry-over from the weak sales performance in prior quarters due to the ratable nature of Risk Management Solutions revenue. Our retention rates are remaining in the low 90% range with price lifts in the low to mid-single digit range.

Non-DNBi Subscription Plans, which accounted for 9% of total North America Risk Management Solutions, decreased 1% (both before and after the effect of foreign exchange). Due to the ratable nature of the business, much of the weakness is attributed to weakness in prior period sales. The decrease in prior periods was primarily due to our customers moving to lower priced transactional contracts as customers remain cautious with their spending due to continued budgetary pressures.
Projects and Other Risk Management Solutions, which accounted for 28% of total North America Risk Management Solutions, decreased 2% (1% decrease before the effect of foreign exchange), due to a shift in timing of renewals, primarily relating to contracts with longer commitment periods that have not yet come up for renewal partially offset by revenue in our new products (e.g., D&B Direct).

Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $1.1 million, or 1% (both before and after the effect of foreign exchange) primarily due to strong performance from our Value-Added products partially offset by a decline in Traditional Sales & Marketing Solutions.
Traditional Sales & Marketing Solutions, which accounted for 37% of total North America Sales & Marketing Solutions, decreased 8% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Decreased revenue in our Internet Solutions, primarily small business, due to customer spend and competitive pressures. Most of the revenue is subscription based so we expect this trend to continue;

•
The impact of entering into a commercial arrangement in the first quarter of 2012 with a third party whereby certain print and online products are now being provided under a licensing agreement. During 2012, we also recognized the remainder of the original contract we were still servicing.

Value-Added Sales & Marketing Solutions, which accounted for 63% of total North America Sales & Marketing Solutions, increased 7% (both before and after the effect of foreign exchange). The increase was primarily due to growth in our DaaS products.
North America Operating Income

North America operating income for the three months ended June 30, 2013 was $84.5 million, compared to $103.2 million for the three months ended June 30, 2012, a decrease of $18.7 million, or 18%. The decrease in operating income was primarily attributable to:

•	An increase in costs for the deployment of our new data supply chain and increased investments in data analytics and technology; and

•	Higher costs associated with investments in the sales force.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
North America Overview
North America total and core revenue decreased $2.6 million, or 1% (less than 1% decrease before the effect of foreign exchange), for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.
North America Customer Solution Sets
On a customer solution set basis, the $2.6 million decrease in total and core revenue for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $5.6 million, or 2% (both before and after the effect of foreign exchange) primarily attributable to the carry-over from the weak sales performance in 2012 due to the ratable nature of Risk Management Solutions revenue.
DNBi Subscription Plans, which accounted for 64% of total North America Risk Management Solutions, decreased 1% (both before and after the effect of foreign exchange) primarily attributable to the carry-over from the weak sales performance in prior quarters due to the ratable nature of Risk Management Solutions revenue. Our retention rates are remaining in the low 90% range with price lifts in the low to mid-single digit range.

Non-DNBi Subscription Plans, which accounted for 8% of total North America Risk Management Solutions, decreased 6% (both before and after the effect of foreign exchange). Due to the ratable nature of the business, much of the weakness is attributed to weakness in prior period sales. The decrease in prior periods was primarily due to our customers moving to lower priced transactional contracts as customers remain cautious with their spending due to continued budgetary pressures.
Projects and Other Risk Management Solutions, which accounted for 28% of total North America Risk Management Solutions, decreased 2% (both before and after the effect of foreign exchange), due to a shift in timing of renewals, primarily relating to contracts with longer commitment periods that have not yet come up for renewal partially offset by revenue in our new products (e.g., D&B Direct).
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $3.0 million, or 1% (both before and after the effect of foreign exchange) primarily due to strong performance from our Value-Added products partially offset by a decline in Traditional Sales & Marketing Solutions.
Traditional Sales & Marketing Solutions, which accounted for 38% of total North America Sales & Marketing Solutions, decreased 9% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•
Decreased revenue in our Internet Solutions, primarily small business, due to customer spend and competitive pressures. Most of the revenue is subscription based so we expect this trend to continue; and

•	Decreased purchases from certain customers due to economic and budgetary pressures particularly in our education marketing business; and

•
The impact of entering into a commercial arrangement with a third party whereby certain print and online products are now being provided under a licensing agreement. During 2012, we also recognized the remainder of the original contract we were still servicing.

Value-Added Sales & Marketing Solutions, which accounted for 62% of total North America Sales & Marketing Solutions, increased 9% (both before and after the effect of foreign exchange). The increase was primarily due to growth in our DaaS products and growth in other products.
North America Operating Income

North America operating income for the six months ended June 30, 2013 was $170.5 million, compared to $205.7 million for the six months ended June 30, 2012, a decrease of $35.2 million, or 17%. The decrease in operating income was primarily attributable to:

•	An increase in costs for the deployment of our new data supply chain and increased investments in data analytics and technology;

•	Higher costs associated with investments in the sales force; and

•	A decrease in total revenue.
Asia Pacific
Asia Pacific represented 13% and 12% of our total revenue for the three month and six month periods ended June 30, 2013, respectively, as compared to 12% and 13% of our total revenue for the three month and six month periods ended June 30, 2012, respectively.
During the fiscal year ended 2012, we completed the sales of: (i) the domestic portion of our Japanese operations to TSR Ltd.; and (ii) a research and advisory services business in India. These businesses have been classified as “Divested and Other Businesses.”
In addition, in the first quarter of 2012, we permanently ceased our Roadway operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. Also, we have been reviewing certain allegations that we may have violated the FCPA and certain other laws in our China operations. We have voluntarily contacted the SEC and the DOJ to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee. This business has been classified as a “Divested and Other Businesses.”
These Divested and Other Businesses contributed less than 1% and 17% to our Asia Pacific total revenue for the three month and six month periods ended June 30, 2012, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

Asia Pacific represented 13% and 12% of our core revenue for each of the three month and six month periods ended June 30, 2013, respectively, as compared to 12% and 11% of our core revenue for the three month and six month periods ended June 30, 2012, respectively.
The following table presents our Asia Pacific revenue by customer solution set and Asia Pacific operating income for the three month and six month periods ended June 30, 2013 and 2012. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$42.6	$38.7	$78.2	$73.5
Sales & Marketing Solutions	6.7	7.7	12.5	14.4
Asia Pacific Core Revenue	49.3	46.4	90.7	87.9
Divested and Other Businesses	—	0.2	—	18.6
Asia Pacific Total Revenue	$49.3	$46.6	$90.7	$106.5
Operating Income (Loss)	$8.4	$5.6	$10.8	$(5.5)
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
Asia Pacific Overview
Asia Pacific total revenue increased $2.7 million, or 6% (8% increase before the effect of foreign exchange), for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.
Asia Pacific total revenue was negatively impacted by (a) the divestiture of a research and advisory services business in India, during the fiscal year ended 2012, which we reclassified as Divested and Other Businesses.
Excluding the impact of the Divested and Other Businesses, core revenue increased $2.9 million, or 7% (8% increase before the effect of foreign exchange) for the three months ended June 30, 2013.
Asia Pacific Customer Solution Sets
On a customer solution set basis, the $2.9 million increase in Asia Pacific core revenue for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $3.9 million, or 11% (12% increase before the effect of foreign exchange) primarily due to:

•	Increased collections revenue from services provided to the government in our Australia market which shifted revenue from future quarters to the current quarter;

•	Increased purchases from new and existing customers; and

•	Increased revenue from our ten-year commercial agreement, signed in February 2012, to provide TSR with global data for its Japanese customers and to distribute TSR data to the Worldwide Network.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $1.0 million, or 13% (12% decrease before the effect of foreign exchange) primarily due to weakness in our MicroMarketing business in China due to a mild disruption related to leadership changes in China.

Asia Pacific Operating Income

Asia Pacific operating income for the three months ended June 30, 2013 was $8.4 million, compared to $5.6 million for the three months ended June 30, 2012, an increase of $2.8 million. The increase was primarily due to:

•	Decreased expenses in the current year related to our Roadway operations (see "Recent Developments" discussed above); and

•	The net impact of the sale of the domestic portion of our Japanese operations to TSR Ltd. and our ten-year commercial agreement with TSR Ltd. to provide global data to its Japanese customers;

partially offset by:

•	An increase in expenses related to investments.
Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
Asia Pacific Overview
Asia Pacific total revenue decreased $15.8 million, or 15% (14% decrease before the effect of foreign exchange), for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.
Asia Pacific total revenue was negatively impacted by (a) the divestiture of: (i) the domestic portion of our Japanese operations to TSR Ltd.; and (ii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations, in the first quarter of 2012, all of which we reclassified as Divested and Other Businesses.
Excluding the impact of the Divested and Other Businesses, core revenue increased $2.8 million, or 3% (5% increase before the effect of foreign exchange) for the six months ended June 30, 2013.
Asia Pacific Customer Solution Sets
On a customer solution set basis, the $2.8 million increase in Asia Pacific core revenue for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $4.7 million, or 7% (8% increase before the effect of foreign exchange) primarily due to:

•	Increased revenue from our ten-year commercial agreement, signed in February 2012, to provide TSR with global data for its Japanese customers and to distribute TSR data to the Worldwide Network;

•	Increased collections revenue from services provided to the government in our Australia market which shifted revenue from future quarters to the current quarter; and

•	Increased purchases from new and existing customers.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $1.9 million, or 13% (12% decrease before the effect of foreign exchange) primarily due to weakness in our MicroMarketing business in China due to a mild disruption related to leadership changes in China.

Asia Pacific Operating Income

Asia Pacific operating income for the six months ended June 30, 2013 was $10.8 million, compared to an operating loss of $5.5 million for the six months ended June 30, 2012, an increase of $16.3 million. The increase was primarily due to:

•	An impairment in China in the prior year related to our Roadway operations (see "Recent Developments" discussed above); and

•	The net impact of the sale of the domestic portion of our Japanese operations to TSR Ltd. and our ten-year commercial agreement with TSR Ltd. to provide global data to its Japanese customers.
Europe and Other International Markets
Europe and Other International Markets represented 15% of our total and core revenue for each of the three month and six month periods ended June 30, 2013 and 2012.
There were no divestitures within this segment during the three month and six month periods ended June 30, 2013 and 2012. The following table presents our Europe and Other International Markets revenue by customer solution set and Europe and Other International Markets operating income for the three month and six month periods ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$48.6	$48.5	$94.9	$96.2
Sales & Marketing Solutions	9.8	9.8	19.9	19.5
Europe and Other International Markets Total and Core Revenue	$58.4	$58.3	$114.8	$115.7
Operating Income	$15.7	$14.6	$29.7	$28.8
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
Europe and Other International Markets Overview
Europe and Other International Markets total and core revenue increased $0.1 million, or less than 1% (3% increase before the effect of foreign exchange), for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.
Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $0.1 million increase in Europe and Other International Markets total and core revenue for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $0.1 million, or less than 1% (3% increase before the effect of foreign exchange) primarily due to a shift in timing benefits from future quarters to the current quarter as a result of increased usage in various products in certain of our markets partially offset by the negative impact of foreign exchange.
Sales & Marketing Solutions
Sales & Marketing Solutions remained relatively flat, or 1% (5% increase before the effect for foreign exchange) primarily due to a slight increase in purchases by our customers of our project-oriented business.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the three months ended June 30, 2013 was $15.7 million, compared to $14.6 million for the three months ended June 30, 2012, an increase of $1.1 million, or 7%, primarily due to a decrease in operating costs.
Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
Europe and Other International Markets Overview
Europe and Other International Markets total and core revenue decreased $0.9 million, or 1% (1% increase before the effect of foreign exchange), for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $0.9 million decrease in Europe and Other International Markets total and core revenue for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $1.3 million, or 1% (less than 1% increase before the effect of foreign exchange) primarily due to the negative impact of foreign exchange partially offset by increased usage in various products in certain of our markets.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $0.4 million, or 2% (4% increase before the effect for foreign exchange) primarily due to an increase in purchases by our customers of our project-oriented business.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the six months ended June 30, 2013 was $29.7 million, compared to $28.8 million for the six months ended June 30, 2012, an increase of $0.9 million, or 3%, primarily due to a decrease in operating costs.

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

•	The effectiveness of our technology investments and our ability to maintain sufficient investment in a technology infrastructure that assists us in achieving our strategic goals;

•	Our ability to achieve our financial and operational expectations which are based upon the successful implementation of our business strategy for the next several years.

•	Risks associated with potential violations of the Foreign Corrupt Practices Act and similar laws, and any consequences of the investigations of our China operations;

•	Demand for our products is subject to intense competition, changes in customer preferences and economic conditions which impact customer behavior;

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

•
Our ability to renew large contracts, including from various government institutions, the related revenue recognition and the timing thereof, a shift in product mix, or a significant decrease in government spending, may impact our results of operations from period-to-period;

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

We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (twelve months or less), including restructuring charges, transition costs, our capital investments, contractual obligations and contingencies (see Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases. Such borrowings would be supported by our $800 million revolving credit facility, when needed. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, the ultimate resolution of issues arising from the investigations regarding potential FCPA violations in our China operations and future results of operations.
At June 30, 2013 and December 31, 2012, we had an $800 million revolving credit facility which expires in October 2016. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. We were in compliance with these revolving credit facility financial covenants at June 30, 2013 and December 31, 2012 and at June 30, 2013, we had $358.0 million in borrowings outstanding under the revolving credit facility.
As of June 30, 2013, $189.9 million of our $196.5 million cash and cash equivalents on the consolidated balance sheet was held by our foreign operations. While a portion of the $189.9 million foreign cash and cash equivalents balance is potentially available for remittance to the United States, we generally maintain these balances within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. See Note 8 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for information pertaining to our income tax liabilities.
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
Cash Provided by Operating Activities
Net cash provided by operating activities was $234.7 million and $243.6 million for the six months ended June 30, 2013 and 2012, respectively. The $8.9 million decrease was primarily driven by:

•	Decreased net income of our underlying business excluding the impact of non-cash gains and losses; and

•	Increased costs associated with investments;

partially offset by:

•	Lower restructuring payments compared to prior year.
Cash Used in Investing Activities
Net cash used in investing activities was $31.8 million for the six months ended June 30, 2013, as compared to net cash used in investing activities of $24.4 million for the six months ended June 30, 2012. The $7.4 million change primarily reflects the following activities:

•
Proceeds in the prior year related to the sale of: (a) the domestic portion of our Japanese operations to TSR Ltd.; (b) Purisma Incorporated; (c) our market research business in China, consisting of two joint venture companies; and (d) AllBusiness.com, Inc. See Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q; and

•
Cash settlements of our foreign currency contracts for our hedged transactions resulted in cash outflows of $5.1 million for the six months ended June 30, 2013, as compared to cash inflows of $1.8 million for the six months ended June 30, 2012;

partially offset by:

•	Decreased additions to computer software as compared to the prior year period (e.g., Strategic Technology Investment or MaxCV).
Cash Used in Financing Activities
Net cash used in financing activities was $147.0 million and $183.2 million for the six months ended June 30, 2013 and 2012, respectively. As set forth below, this $36.2 million change primarily relates to contractual obligations, share repurchases and stock-based programs.
Contractual Obligations
Credit Facility
At June 30, 2013 and 2012, we had an $800 million revolving credit facility, which expires in October 2016. We had $358.0 million and $308.6 million of borrowings outstanding under the $800 million revolving credit facility at June 30, 2013 and 2012, respectively. We borrowed under the $800 million revolving credit facility from time-to-time during the six months ended June 30, 2013 to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases.
Share Repurchases
During the six months ended June 30, 2013, we repurchased 3,223,768 shares of common stock for $283.1 million. The share repurchases were comprised of the following programs:

•
In August 2012, our Board of Directors approved a $500 million increase to our then existing $500 million share repurchase program, for a total program authorization of $1 billion. The then existing $500 million program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon the completion of our previous $200 million share repurchase program. We repurchased 2,517,131 shares of common stock for $215.1 million under this share repurchase program during the six months ended June 30, 2013. We anticipate that this program will be completed by mid-2014.

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 706,637 shares of common stock for $68.0 million under this share repurchase program during the six months ended June 30, 2013. This repurchase program commenced in October 2010 and expires in October 2014.

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

Stock-based Program
Net proceeds from stock-based awards for the six months ended June 30, 2013 and 2012 were $47.2 million and $8.5 million, respectively. The increase was primarily due to higher proceeds related to an increase in volume of options exercised as compared to the prior year.
Future Liquidity—Sources and Uses of Funds
Share Repurchases
In August 2012, our Board of Directors approved a $500 million increase to our then existing $500 million share repurchase program, for a total program authorization of $1 billion. The then existing $500 million program was announced in October 2011 and commenced in November 2011 upon completion of our previous $200 million share repurchase program. During the six months ended June 30, 2013, we repurchased 2,517,131 shares of common stock for $215.1 million under this share repurchase program leaving $275.0 million remaining under this program as of June 30, 2013. We anticipate that this program will be completed by mid-2014.
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP. During the six months ended June 30, 2013, we repurchased 706,637 shares of common stock for $68.0 million under this share repurchase program with 3,114,883 shares of common stock remaining under this program. This program commenced in October 2010 and expires in October 2014.
Dividends
In August 2013, the Board of Directors approved the declaration of a dividend of $0.40 per share of common stock for the third quarter of 2013. This cash dividend will be payable on September 18, 2013 to shareholders of record at the close of business on September 3, 2013.
Credit Facility and Commercial Paper Program
We maintain an $800 million commercial paper program which is supported by the $800 million revolving credit facility. The commercial paper program was increased from $300 million to $800 million in July 2012. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $800 million revolving credit facility. At June 30, 2013, we did not have any outstanding commercial paper and $358.0 million in borrowings outstanding under the revolving credit facility.
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
Unrecognized Tax Benefits
In addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2012, we have a total amount of unrecognized tax benefits of $98.6 million as of June 30, 2013. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $116.2 million.
Off-Balance Sheet Arrangements and Related Party Transactions
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2012.
We do not have any related party transactions as of June 30, 2013.
Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of June 30, 2013, we did not have any unobservable (Level III) inputs in determining the fair value for our non-recurring non-financial assets and liabilities.
As of June 30, 2013, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension funds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of June 30, 2013, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended June 30, 2013, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
We may be unable to achieve the financial and operational expectations that we have established through the 2016 timeframe, which could negatively impact our stock price.
We have established financial and operational expectations through the 2016 timeframe that we believe would be achieved based upon our business strategy for the next several years. These financial and operational expectations can only be achieved if the assumptions underlying our business strategy are fully realized.  In addition, we cannot control some of these assumptions (e.g., market growth rates, macroeconomic conditions, competitive conditions, pricing pressure and customer preferences). As part of our ongoing planning process we will review these assumptions and provide updates on these expectations from time-to-time as appropriate.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended June 30, 2013, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(Dollar amounts in millions, except share data)
April 1 - 30, 2013	421,659	$85.11	421,659	—	$—
May 1 - 31, 2013	645,804	$95.16	645,804	—	$—
June 1 - 30, 2013	658,453	$98.27	658,453	—	$—
	1,725,916	$93.89	1,725,916	3,114,883	$275.0

(a)
During the three months ended June 30, 2013, we repurchased 632,322 shares of common stock for $62.0 million under our Board of Directors approved share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program commenced in October 2010 and expires in October 2014. The maximum number of shares authorized for repurchase under this program is 5,000,000 shares, of which 1,885,117 shares had been repurchased as of June 30, 2013.

(b)
In August 2012, our Board of Directors approved a $500 million increase to our then existing $500 million share repurchase program, for a total program authorization of $1 billion. During the three months ended June 30, 2013, we repurchased 1,093,594 shares of common stock for $100.1 million under this share repurchase program. We anticipate that this program will be completed by mid-2014.

Item 5. Other Information
As previously disclosed, effective January 1, 2013, we adopted a new Change in Control Plan, or CICP. The CICP revised our change in control benefits by (i) reducing the level of cash severance from three times base salary and target to two times, (ii) reducing the health and life insurance coverage from three years to two years, (iii) eliminating the additional service and associated compensation in the Executive Retirement Plan calculation, (iv) reducing the outplacement benefit maximum from $100K to $50K and (v) eliminating the gross up and excise tax payment (for those who still have this benefit).  The CICP was applied prospectively to designated new executive officers of D&B.

On August 6, 2013, our Compensation & Benefits Committee of the Board of Directors made the determination to terminate, effective December 31, 2013, all outstanding change in control agreements and to transition all impacted team members to the CICP effective January 1, 2014.  Certain named executive officers are impacted by this decision as follows:  Sara Mathew, our Chairman and Chief Executive Officer; Richard H. Veldran, our Chief Financial Officer; Emanuele A. Conti, our President, North America; Byron C. Vielehr, our President, International and Global Operations; and Joshua L. Peirez, our President, Global Product, Marketing, and Innovation.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
By:		/s/ RICHARD H. VELDRAN
Richard H. Veldran
Senior Vice President and Chief Financial Officer
Date:	August 7, 2013

By:		/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller
Date:	August 7, 2013